Form 10-Q
period 1996-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1996-05-13
CIK 925645

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996


   ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________


                               Commission File Number         0-24796
                                                           --------------

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                BERMUDA
- ------------------------------------    ----------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

Clarendon House, Church Street, Hamilton HM CX Bermuda
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 809-296-1431


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No    .
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                Outstanding as of May 10, 1996
             -----                                ------------------------------
Class A Common Stock, par value $.01                         10,179,927
Class B Common Stock, par value $.01                          8,078,297

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                           Consolidated Balance Sheets
                      March 31, 1996 and December 31, 1995
                                    ($000's)

                                                  ASSETS                              March 31,       December 31,
                                                                                         1996             1995
                                                                                    ---------------  ---------------
   CURRENT ASSETS:
                       Cash and cash equivalents                                            36,292           53,210
                       Investments in marketable securities                                  7,498           10,652
                       Restricted cash                                                       2,630            4,216
                       Accounts receivable (net of allowances of $1,566, $1,105)            28,005           32,475
                       Program rights costs                                                  7,993            9,219
                       Value-added tax recoverable                                             128              733
                       Advances to affiliates                                                1,333              953
                       Prepaid expenses                                                      6,202            5,270
                                                                                    ---------------  ---------------

                                 Total current assets                                       90,081          116,728

   INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                  15,445           12,433
   LOANS TO AFFILIATES                                                                       8,003            6,272
   PROPERTY, PLANT & EQUIPMENT (net of depreciation of $12,431,  $10,281)                   54,157           51,699
   PROGRAM RIGHTS COSTS                                                                     16,533           10,496
   BROADCAST LICENSE COSTS AND OTHER INTANGIBLES (net of amortization of $1,031, $1,007)     2,391            2,365
   LICENSE ACQUISITION COSTS (net of amortization of $207,  $54)                             4,570            4,723
   GOODWILL                                                                                  1,414            1,510
   ORGANIZATION COSTS (net of amortization of $549, $507)                                    1,292            1,337
   DEVELOPMENT COSTS (net of allowance of $4,473,  $4,373)                                  16,181           10,127
   DEFERRED TAXES                                                                            1,781              559
   OTHER ASSETS                                                                              3,057            3,778
                                                                                    ---------------  ---------------

                                  Total assets                                             214,905          222,027
                                                                                    ===============  ===============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
                       Accounts payable                                                     13,896           12,956
                       Accrued liabilities                                                  11,456            9,804
                       Duties and other taxes payable                                            -              288
                       Income taxes payable                                                 17,682           15,946
                       Dividend payable                                                      3,866                -
                       Current portion of obligations under capital lease                    2,039            2,111
                       Current portion of credit facilities                                    274            2,661
                       Advances from affiliates                                              1,573            2,687
                                                                                    ---------------  ---------------

                                 Total current liabilities                                  50,786           46,453

   DEFERRED INCOME TAXES                                                                     2,102            2,317
   OBLIGATIONS UNDER CAPITAL LEASE                                                           8,044            8,747
   LONG-TERM PORTION OF CREDIT FACILITIES                                                    6,709            6,766
   OTHER LIABILITIES                                                                         1,753              173
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                           14,561           18,635

   SHAREHOLDERS' EQUITY:
                       Preferred Stock, $0.01 par value: authorized: 5,000,000 shares;
                       issued and outstanding: none                                              -                -
                       Class A Common Stock, $0.01 par value: authorized:
                         30,000,000 shares; issued and outstanding:
                         10,299,549 shares at March 31, 1996 and at December 31, 1995          103              103
                       Class B Common Stock, $0.01 par value: authorized:
                         15,000,000 shares; issued and outstanding:
                         8,078,297 shares                                                       81               81
                       Additional paid-in capital                                          188,067          187,997
                       176,872 Class A Treasury stock of $0.01 par value                    (2,476)          (2,476)
                                                                                    ---------------  ---------------
                                                                                           185,591          185,521
                       Accumulated deficit                                                 (55,751)         (48,001)
                       Cumulative currency translation adjustment                              926            1,232
                                                                                    ---------------  ---------------

                       Total shareholders' equity                                          130,950          138,936
                                                                                    ---------------  ---------------

                       Total liabilities and shareholders' equity                          214,905          222,027
                                                                                    ===============  ===============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Operations
                         ($000's, except per share data)


                                                                  For the three months
                                                                     ended March 31,
                                                                     ---------------
                                                                    1996       1995
                                                                   -------    -------
GROSS REVENUES                                                      28,890     22,563
Discounts and agency commissions                                    (5,635)    (3,876)
                                                                   -------    -------
NET REVENUES                                                        23,255     18,687

STATION EXPENSES:
      Other operating costs and expenses                            12,492      6,163
      Amortization of programming rights                             4,306      3,031
      Depreciation of station fixed assets and other intangibles     2,934      1,557
                                                                   -------    -------
      Total station operating costs and expenses                    19,732     10,751
      Selling, general and administrative expenses                   2,938      1,071

CORPORATE EXPENSES:
      Corporate operating costs and development expenses             3,191      2,032
      Stock compensation charge                                          0        455
                                                                   -------    -------
                                                                     3,191      2,487

OPERATING  INCOME (LOSS)                                            (2,606)     4,378

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES                         (2,769)    (3,530)
INTEREST AND OTHER INCOME                                              637        459
INTEREST EXPENSE                                                    (1,007)    (1,010)
FOREIGN CURRENCY EXCHANGE GAIN (LOSS)                                 (395)       507
                                                                   -------    -------

Net  income (loss)  before provision for income taxes               (6,140)       804
Provision for income taxes                                          (2,004)    (3,001)
                                                                   -------    -------

Net loss before minority interest                                   (8,144)    (2,197)
MINORITY INTEREST IN INCOME (LOSS) OF CONSOLIDATED
SUBSIDIARIES                                                           394     (1,197)
                                                                   -------    -------

Net Loss                                                            (7,750)    (3,394)
                                                                   -------    -------

PER SHARE  DATA
Net  loss per share                                                  (0.42)     (0.24)
                                                                   =======    =======

Weighted average number of common shares outstanding (000's)        18,374     14,021
                                                                   -------    -------


                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

            Consolidated Statements of Shareholders' Equity (Deficit)
                 For the Three Month Period Ended March 31, 1996
                                    ($000's)

                                                                                                          Cumulative
                                            Class A     Class B    Additional                              Currency
                                            Common      Common     Paid-in      Treasury   Accumulated    Translation
                                             Stock      Stock      Capital       Stock      Deficit(1)    Adjustment       Total
                                           ---------   --------  ----------    ----------  ------------   -----------   ----------

BALANCE, December 31, 1995                      103         81     187,997      (2,476)       (48,001)        1,232       138,936
   Foreign Currency Translation Adjustment        -          -           -            -              -        (306)         (306)
   Capital contributed by Shareholders            -          -          70            -              -            -            70
   Net loss                                       -          -           -            -        (7,750)            -       (7,750)
                                           ---------   --------  ----------   ----------   ------------   ----------   -----------
BALANCE, March 31, 1996                         103         81     188,067      (2,476)       (55,751)          926       130,950
                                           =========   ========  ==========   ==========   ============   ==========   ===========

- --------------------------------
1) Of the accumulated deficit of $55,751,000 at March 31, 1996, $35,150,000 represents loss in unconsolidated affiliates.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Cash Flows
                                    ($000's)

                                                                  For the Three Month Periods
                                                                        Ended March 31,
                                                                      ------------------
                                                                       1996       1995
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                               (7,750)    (3,394)

Adjustments to reconcile net loss to net cash (used in) operating activities:
    Equity in loss of unconsolidated affiliates                         2,769      3,530
    Depreciation & amortization                                         7,240      4,588
    Minority interest in income (loss) of consolidated subsidiaries      (394)     1,197
    Valuation allowance for development costs                             100        150
    Stock compensation charge                                            --          455
Changes in assets & liabilities:
     Accounts receivable                                                3,138     (3,015)
    Program rights costs                                               (6,277)    (3,653)
    Value-added tax  recoverable                                          651       (149)
    Advances to affiliates                                               (360)      (175)
    Prepaid expenses                                                     (385)      (201)
    Other assets                                                          101       --
    Accounts payable                                                    1,016     (3,589)
    Accrued liabilities                                                   440        264
    Income & other taxes payable                                          (53)     3,859
    Other liabilities                                                   1,585      1,385
                                                                      -------    -------
          Net cash from  operating activities                           1,821      1,252
                                                                      -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments  in unconsolidated affiliates                          (5,829)    (6,016)
    Investments in marketable securities                                3,154     (1,000)
    Restricted cash                                                     1,679       --
    Acquisition of fixed assets                                        (5,962)    (1,658)
    Payments for broadcast license costs and other intangibles            (92)      --
    Development costs                                                  (6,154)    (1,834)
                                                                      -------    -------
        Net cash used in investing activities                         (13,204)   (10,508)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Current portion of credit facilities                               (2,356)    (2,195)
    Payments under capital lease                                         (473)      (264)
    Loans to  affiliates                                               (1,733)      --
    Repayment of advances from affiliates                              (1,243)      --
    Capital contribution by shareholders                                   70       --
                                                                      -------    -------
         Net cash used by financing activities                         (5,735)    (2,459)
                                                                      -------    -------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                              200        339

        Net increase in cash and cash equivalents                     (16,918)   (11,376)
CASH AND CASH EQUIVALENTS,  beginning of period                        53,210     42,002
                                                                      -------    -------

CASH AND CASH EQUIVALENTS,  end of  period                             36,292     30,626
                                                                      =======    =======

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996

1. ORGANIZATION AND BUSINESS

         Central European Media Enterprises Ltd., a Bermuda corporation ("CME"), was formed in June 1994. Through its predecessor companies, CME has been in operation since 1991. CME, together with its subsidiaries (CME and its subsidiaries are collectively referred to as the "Company"), develops, owns and operates national and regional commercial television stations and networks in the newly emerging markets of Central and Eastern Europe and regional commercial television stations in Germany.

         The Company owns a 66% interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("Nova TV"), which broadcasts as the only private national television station in the Czech Republic.

         In Slovenia, the Company launched "POP TV" in December 1995 together with Boutique MMTV d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), (MMTV and Tele 59 are together referred to as the "Slovenian Broadcasters") through the formation of the company Produkcija Plus d.o.o. ("Pro Plus"). Pro Plus provides programming to the Slovenian Broadcasters and other affiliated stations and sells national advertising in conjunction with POP TV programming. The Company owns 58% of the equity of Pro Plus, but has an effective economic interest of 72%, as a result of its ownership of 33% of the profits of MMTV and 33% of the profits of Tele 59, each of which have a 21% interest in Pro Plus. The Slovenian Broadcasters and one other affiliate began broadcasting "POP TV" in December 1995 and currently broadcast to 72% of the population. In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac launched "PRO TV" through the formation of Media Pro International S.A. ("Media Pro International"), a commercial television network. The Company holds a 77.5% equity interest in Media Pro International, although the Company's partners hold options which, if exercised, would reduce the Company's interest to approximately 66%. Media Pro International launched operations in December 1995 and currently broadcasts to approximately 9.6 million people.

         The Company also owns a 50.6% non-controlling interest in PULS ("PULS", formerly known as 1A Berlin), a regional television station based in Berlin, Germany, and a 50% voting interest (non-voting profit participation) in Franken Funk & Fernsehen GmbH ("FFF"), which owns 74.8% of a regional television station in Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ("NMF"). The Company's interest in PULS increased for the three months ended March 31, 1996 to 50.6% from 48.48% at December 31, 1995 as a result of additional capital calls paid by Company and not satisfied by the other partners of PULS.

         The Company continues to pursue and develop opportunities for television broadcasting throughout Central and Eastern Europe and on a regional basis in Germany. The Company has formed Slovenska televizna Spolocnost S.R.O. in Slovakia which expects to launch Markiza TV by the end of the third quarter 1996. The Company also has interests in companies seeking licenses or seeking to expand upon regional licenses in Poland, Ukraine and Hungary.

         The accompanying consolidated financial statements represent the financial statements of the entities formed since 1991, presented as of March 31, 1996 and December 31, 1995, and for the three months ended March 31, 1996 and March 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. The results for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Nova TV, PRO TV and POP TV as consolidated entities and reflect the interests of the minority owners of Nova TV, PRO TV and POP TV for the three months ended March 31, 1996. POP TV and PRO TV began operations in December of 1995 and thus Nova TV was the only consolidated entity for the three months ended March 31, 1995. The results of the operating stations, PULS and FFF, in which the Company has minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements as investments in unconsolidated affiliates using the equity method. The Company's investments in broadcast operations under development and other broadcast development opportunities are reflected in the balance sheet as investments in unconsolidated affiliates or development costs, depending on the stage of the project.

Net Loss Per Share

         Net loss per share was computed by dividing the Company's net loss by the weighted average number of Common Shares (both Class A and Class B) and common share equivalents outstanding during the period ended March 31, 1996. The impact of outstanding options and warrants has not been included in the computation of net loss per share, as the effect of their inclusion would be anti-dilutive.


3. SUMMARY FINANCIAL INFORMATION FOR PULS AND FFF

                                                      March 31, 1996                      December 31, 1995
                                                      --------------                      -----------------
                                                 PULS                FFF               PULS               FFF
                                                 ----                ---               ----               ---
                                                 $'000              $'000             $'000              $'000
                                                 -----              -----             -----              -----

     Current assets                               9,026                915              6,938             2,538
     Non-current assets                          14,705              4,809             15,971             3,308
     Current liabilities                         (5,112)            (2,007)            (5,678)           (1,410)
     Non-current liabilities                     (8,290)            (9,063)            (9,081)           (9,526)
                                                -------            -------            -------           -------

     Net assets                                  10,329             (5,346)             8,150            (5,090)
                                                -------            -------            -------           -------


                                                                   FOR THE THREE MONTHS ENDED
                                                      March 31, 1996                        March 31, 1995
                                                      --------------                        --------------
                                                 PULS                FFF               PULS               FFF
                                                 ----                ---               ----               ---
                                                 $'000              $'000             $'000              $'000
                                                 -----              -----             -----              -----

     Net revenues                                   849              1,178                615             1,083
     Operating loss                              (4,292)              (984)            (5,928)           (1,603)
     Net loss                                    (4,338)            (1,093)            (6,002)           (1,821)

         The Company's share of the losses of PULS and FFF accounted for by the equity method for the three months ended March 31, 1996 and 1995 were $2.8 million and $3.5 million, respectively.

         As of March 31, 1996 FFF had DM 10 million ($6.8 million) in loans from the Company, the loans bear an annual interest rate of 10.5%. The Company has agreed to subordinate its claims under the loans to all other claims against FFF.

4. DIVIDENDS

         In March 1996, Nova TV declared a dividend of Kc 330 million ($12,066,000) to be paid in equal installments of Kc 165 million each ($6,033,000) in May and November of 1996.

5. SUBSEQUENT EVENTS

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company began operations through predecessor companies in 1991 to capitalize on the substantial market opportunities created by the emergence of private commercial television and the corresponding significant growth of television advertising expenditures in those markets. The Company operates the leading national television station in the Czech Republic, has interests in regional stations in Berlin and Nuremberg, Germany and most recently, launched national television broadcasting networks in Romania and Slovenia in December 1995. These operations broadcast to an aggregate of approximately 27 million people. The Company expects to commence broadcast operations in the Slovak
Republic and Leipzig and Dresden during 1996, thus extending its reach to a projected 35 million people. In addition, the Company intends to commence broadcast operations in Hungary in 1997 and is pursuing broadcast development opportunities in Poland, Ukraine, Germany and other regions.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. The Company also engages in certain barter transactions in which the stations exchange unsold commercial advertising time for goods and services such as programming, broadcasting equipment, car rentals and newspaper advertising space. The experience of the television industry is that advertising sales tend to be lowest during the third quarter of each calendar year, which includes the summer holiday schedules (typically July and August) and highest during the fourth quarter of each calendar year.

         The primary  expenses  incurred in  operating  broadcast  stations  are employee  salaries,  programming  costs,  broadcast  transmission  expenses  and
selling,  general  and  administrative   expenses.   Certain  of  the  Company's
operations do not require the direct incurrence of broadcast transmission expenses. Licence fees payable to government entities in connection with securing television licences from government authorities, if any, are usually minimal. However, the Company incurs significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities.

         The Company conducts all of its operations through subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The subsidiaries' ability to make distributions or otherwise repatriate funds to the Company are also subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's currently operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

         The following table sets forth certain operating data for the three months ended March 31, 1996 and 1995, respectively, and for the year ended December 31, 1995 (dollars in thousands). For the three months ended March 31, 1995 Nova TV was the only operation included as a consolidated entity in the figures below. POP TV and PRO TV began operations in December 1995:

                                                                  Three months ended              Year ended
                                                                  ------------------              ----------
                                                              March 31,        March 31,         December 31,
                                                              ---------        ---------         ------------
                                                                1996              1995               1995
                                                                ----              ----               ----

     Net revenues                                               23,255           18,687             98,919
     Less:
     Station operating expenses, excluding depreciation and    (12,492)          (6,163)           (29,881)
        amortization
     Station selling, general and administrative expenses       (2,938)          (1,071)            (6,816)
     Cash program rights costs                                  (6,277)          (3,653)           (24,040)

     Broadcast cash flow                                         1,548            7,800             38,182

     Broadcast cash flow margin                                  6.7%             41.7%              38.6%





                                                                   for the period ended March 31, 1996
                                                                   -----------------------------------
                                                               Nova TV           PRO TV             POP TV
                                                               -------           ------             ------

     Net revenues                                               20,620             1,551             1,084
     Less:
     Station operating expenses, excluding depreciation and     (7,919)           (2,748)           (1,825)
        amortization
     Station selling, general and administrative expenses       (1,477)             (804)             (657)
     Cash program rights costs                                  (4,233)           (1,704)             (340)

     Broadcast cash flow                                         6,991            (3,705)           (1,738)

     Broadcast cash flow margin                                  33.9%               -                 -

         "Broadcast cash flow" is net revenues, less station operating expenses excluding depreciation and amortization, station selling, general and administrative expenses, and cash program rights costs. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. The Company has included broadcast cash flow because it is commonly used in the broadcast industry as a measure of performance. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with generally accepted accounting principles.

         Broadcast cash flow margin for Nova TV has decreased 7.8 percentage points to 33.9% for the three months ended March 31, 1996 from 41.7% for the three months ended March 31, 1995. This is the result of increased cash payments on long term program contracts for Nova TV's program library and increased station operating expenses. In 1995 Nova TV entered into several long-term programming contracts that require the majority of the payments to be made during the first 24 months of the agreement. In addition during the three months ended March 31, 1996 Nova TV increased its accrual for annual volume discounts on advertising sales as larger volume advertisers have purchased an increasing percentage of advertising time. This resulted in increases in quarterly discounts on Nova TV's gross advertising revenue and lower net revenues by approximately $627,000.

         Within the Management's Discussion and Analysis of the Financial Condition and Results of Operations, balance sheet accounts are translated from foreign currencies into United States dollars at March 31, 1996 and 1995 exchange rates; statement of operations accounts are translated from foreign currencies into United States Dollars at the weighted average exchange rates for the three month periods ended March 31, 1996 and 1995.

Application of Accounting Principles

         The Company prepares its financial statements in United States dollars and in accordance with generally accepted accounting principles in the United States. The Company's consolidated operating statements include the results of Nova TV, PRO TV and POP TV and separately set forth the minority interest attributable to other owners of Nova TV, PRO TV and POP TV for the three months ended March 31, 1996. POP TV and PRO TV began operations in December 1995 and thus Nova TV was the only consolidated entity for the three months ended March 31, 1995. The results of other broadcast operations, PULS and FFF, are accounted for using the equity method which reflects the Company's share of the net income or losses in those operations. The Company's investments in broadcast operations under development and other broadcast development opportunities are reflected on the balance sheet as investments in associated companies or development costs, depending on the stage of the project.

Results of Operations

Three months ended March 31, 1996 compared to the three months ended March 31, 1995

         The Company's net revenues increased by $4,568,000 to $23,255,000 in the three months ended March 31, 1996 from $18,687,000 in the three months ended March 31, 1995. This increase is primarily attributable to the increase in advertising revenues earned by Nova TV, partially to the Company's new operations, PRO TV and POP TV, which began broadcasting in December 1995 and is partially offset by increases in volume discounts on Nova TV's gross advertising revenue. In the three months ended March 31, 1996 Nova TV increased its accrual for annual volume discounts on advertising sales as larger volume advertisers have purchased an increasing percentage of advertising time. Since the Company has a minority ownership or non-controlling interest in PULS and FFF, losses incurred by PULS and FFF are accounted for under the equity method and, therefore, no revenues are presented in respect of these entities.

         Station operating costs and expenses increased by $8,981,000 to $19,732,000 in the three months ended March 31, 1996 from $10,751,000 in the three months ended March 31, 1995. As a percentage of net revenues, station operating costs and expenses increased from 58% for the three months ended March 31, 1995 to 85% for three months ended March 31, 1996. These expenses represent the costs associated with the operations of Nova TV, PRO TV and POP TV including amortization of programming rights of $4,306,000 and $3,031,000, and depreciation of station assets and amortization of other intangibles of $2,934,000 and $1,557,000 in the three months ended March 31, 1996 and 1995, respectively. The increase in station operating costs and expenses is primarily attributable to the addition of the Company's new operations, PRO TV and POP TV, both of which began operations at the end of 1995, and partially to increased amortization on Nova TV's larger program library.

         Station selling, general and administrative expenses increased $1,867,000 to $2,938,000 in the three months ended March 31, 1996 from $1,071,000 in the three months ended March 31, 1995. As a percentage of net revenues, station selling, general and administrative expenses increased from 6% for the three months ended March 31, 1995 to 13% for the three months ended March 31, 1995. This increase in station selling, general and administrative expenses as a percentage of net revenues is primarily the result of additional station selling, general and administrative expenses from the Company's start up of PRO TV and POP TV. PRO TV and POP TV began operations in December of 1995.

         Corporate operating costs and development expenses in the three months ended March 31, 1996 and 1995 were $3,191,000 and $2,032,000 respectively, increasing $1,159,000. The increases are primarily attributable to the Company's increased scope of operations and the number of development projects.

         The non-cash stock compensation charge of $0 recognized in the three months ended March 31, 1996 and, $455,000 in the three months ended March 31, 1995, relates to shares granted to a former officer of the Company.

         Operating income decreased $6,984,000 as the Company generated operating loss of $2,606,000 in the three months ended March 31, 1996 compared to operating profit of $4,378,000 in the three months ended March 31, 1995. The overall decrease in the Company's operating results is primarily attributable to operating losses from the Company's new operations, PRO TV and POP TV, both launched in December 1995 and partially to increased development expenses and increased amortization on a larger Nova TV program library.

         Loss in unconsolidated affiliated companies decreased $761,000 to $2,769,000 for the three months ended March 31, 1996 from $3,530,000 for the three months ended March 31, 1995. The Company's share of losses in PULS for the three months ended March 31, 1996 was lower despite the Company's increase in ownership from 43.25% at March 31, 1995 to 50.6% at March 31, 1996. PULS has begun a new local programming format and reduced operating costs as well as slightly increased net revenues. In addition losses at FFF have also decreased as a result of a similar change in its programming format and slightly increased net revenues.

         Interest and other income increased $178,000 to $637,000 in the three months ended March 31, 1996 from $459,000 for the three months ended March 31, 1995. This increase is primarily attributable to the interest earned on the proceeds of the issuance of the Company's Class A Common Stock pursuant to a public offering in November 1995.

         Interest expense decreased $3,000 to $1,007,000 in the three months ended March 31, 1996 from $1,010,000 in the three months ended March 31, 1995. This interest expense relates to interest on bank loans and a capital lease on the building at Nova TV.

         Provision  for income taxes was  $2,004,000  for the three months ended
March 31, 1996 and $3,001,000 for the three months ended March 31, 1995. The 1996 income tax provision primarily relates to income taxes payable in the Czech Republic on Nova TV pre-tax profits.

         Minority interest in (income) loss of consolidated subsidiaries was $394,000 in the three months ended March 31, 1996 and ($1,197,000) in the three months ended March 31, 1995. This decrease is primarily the result of losses for the Company's new operations PRO TV and POP TV launched in December 1995.

         The net loss of the Company was $7,750,000 and $3,394,000 for the three months ended March 31, 1996 and 1995 respectively. The increase in losses is primarily attributable to the losses from the Company's start up operations, PRO TV and POP TV as well as decreased profits of Nova TV and higher development costs, offset by reductions in losses of PULS and FFF as well as lower taxes on the profits of Nova TV.

Liquidity and Capital Resources

         Cash provided by operating activities was $1,821,000 in the three months ended March 31, 1996 and $1,252,000 in the three months ended March 31, 1995. This increase was due to additional cash generated by Nova TV .

         Accounts receivable decreased by $3,138,000 to $28,005,000 net of currency fluctuations, at March 31, 1996 due principally to more rapid collection of Nova TV's receivables and the translation impact of a weaker Czech koruna partially offset by the addition of accounts receivable from PRO TV and POP TV. Current liabilities increased to $50,786,000 at March 31, 1996 from $46,453,000 at March 31, 1995 principally as a result of increased programming contracts, increased accounts payables and accrued liabilities related to the Company's new operations, PRO TV and POP TV and increased tax liabilities arising primarily on Nova TV's 1996 profits.

         Cash used in investing activities was ($13,204,000) and ($10,508,000) for the three months ended March 31, 1996 and 1995, respectively, primarily due to fixed asset acquisition in the Company's new operations, PRO TV and POP TV, and higher capitalized development costs for the three months ended March 31, 1996.

         The Company's investment in unconsolidated affiliates increased, net of currency fluctuations, to $15,445,000 as of March 31, 1996 from $12,433,000 as of December 31, 1995. This is a result of additional investments in PULS of $5,108,000 and FFF of $721,000, partially offset by the Company's share of the losses in PULS of $2,196,000 and FFF of $573,000 for the three months ended March 31 1996. The investments reflect an additional capital call of DM
5,000,000 ($3,387,000) for PULS and an additional loan of DM 1,000,000 ($721,000) to FFF during the three months ended March 31, 1996.

         In the three month period ended March 31, 1996 the Company invested $5,962,000 in property, plant and equipment and $6,154,000 in development activities.

         Cash used in financing activities was ($5,735,000) for the three months ended March 31, 1996, principally consisting of the repayment of bank loans, loans to affiliates and repayment of advances from affiliates.

         Broadcast cash flow was $1,548,000 for the three months ended March 31, 1996, comprising revenues of $23,255,0000, less station operating expenses and station selling, general and administrative expenses aggregating ($15,430,000), less cash costs of program rights of ($6,277,000).

         From 1991, when the Company began to pursue rights to television broadcast licenses until its successful initial public offering in October 1994, the Company relied on certain affiliates for capital in the form of both debt and equity to fund its operating and capital requirements. Prior to the Company's initial public offering a total of $33.4 million had been invested and/or loaned or advanced by these affiliates. $17.7 million of loans and advances, including related interest, were repaid from the proceeds of the Company's initial public offering.

         The Company's initial public offering completed in October 1994 raised net proceeds of $68.8 million from the issuance of 5,462,500 shares of Class A Common Stock. Proceeds of the Company's initial public offering have been used to fund the Company's operations (approximately $16.0 million), development activities (approximately $27.0 million), overhead (approximately $8.1 million) and to repay the loans and advances from affiliates in the amounts described above. In November 1995, the Company completed a second public offering of 4,000,000 shares of Class A Common Stock (the `1995 Offering') which raised $ 86,574,000 of net proceeds.

         The Company was paid a dividend of approximately $1.4 million in 1995 by Nova TV. In March 1996, Nova TV declared a dividend of Kc 330,000,000 ($12,066,000) to be paid in equal installments of Kc 165,000,000 each ($6,033,000) in May and November 1996.

         Concurrent with the 1995 Offering, the Company's largest shareholder, Ronald S. Lauder, was issued 297,346 shares of Class A Common Stock at the price to public in the Offering less underwriting discounts and commissions in exchange for a note of the Company in the principal amount of $6,500,000 held by him.

         Primarily, as a result of the 1995 Offering and the cash dividend from Nova TV in 1995, the Company had cash of $36,292,000 at March 31, 1996 ($53,210,000 at December 31, 1995) and marketable securities of $7,498,000 at March 31, 1996 ($10,652,000 at December 31, 1995) available to finance its future activities.

         The Company has made and will continue to make investments to develop broadcast operations in Central and Eastern Europe and regions of Germany. The Company's cash needs for those investment activities currently exceed cash generated from operations, resulting in external financing requirements that may be satisfied through bank debt facilities or other means.

         The Company believes that substantially all of the funding required by Nova TV has been obtained. The Company expects that Nova TV's future cash requirements will be satisfied through operating cash flows and available borrowing facilities. Nova TV currently has two loan facilities with Ceska Sporitelna, an investor in the station. The first facility consists of a long term loan due on December 30, 1999 in the principal amount of Kc 300 million ($11.0 million) and currently bears interest at a rate of 14.5% per annum, subject to change based on fluctuations in the lender's base rate, of which 180,000,000 Kc ($6,582,000) was outstanding at March 31, 1996. Principal payments of 60,000,000 Kc ($2,194,000) are due each year on this facility. In January 1996 Nova TV paid the 60,000,000 Kc due on this facility for 1996. The second facility is line of credit loan, obtained in November 1995, for an amount up to 250,000,000 Kc ($9,141,000) bearing interest at a rate of 12% per annum. This facility was unutilized at March 31, 1996. These loans are secured by Nova TV's equipment, vehicles and receivables.

         In exchange for certain assets, PRO TV has assumed two loans from an affiliated entity, payable to Tiriac bank of Romania, which is partially owned by a PRO TV investor. The principal portion of the first loan is $250,000 which bears interest at a rate of 12% per annum. This loan has variable monthly payments with a final balloon payment of $165,000 due in September 1996. The second loan is for a principal amount of $300,000, with equal monthly payments of $37,500 through April 1996 and bears interest at a rate of 12.1% per annum. These loans are secured by certain equipment of Media Pro International)

         Under the partnership agreement for PULS, the Company is not required to contribute any additional capital to PULS; however, if any of the partners in PULS, including the Company, do not fund future capital requirements their equity interest in PULS may be diluted. In the three months ended March 31, 1996, the Company funded additional capital contributions of DM 7,500,000 ($5,108,000) to PULS of which DM 2,500,000 ($1,721,000) related to a 1995 capital call. In addition, in the three months ended March 31, 1996 the Company funded a shareholder loan to FFF of DM 1,000,000 ($721,000). PULS and FFF are expected to require additional funding of up to DM 7,000,000 ($4,741,000) and DM 2,000,000 ($1,355,000) respectively for the remainder of 1996.

         Except for the Company's working capital requirements, the Company's future cash needs will depend on management's acquisition and development decisions. The Company is actively engaged in the development of additional investment opportunities in broadcast licenses and investments in existing broadcasting companies throughout Germany and Central and Eastern Europe. The Company incurs limited expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company anticipates making additional investments in other broadcast operations, supplemented by capital raised from local financial strategic partners as well as local debt and lease financing, to the extent that it is available and appropriate for each project.

         The laws under which the Company's currently operating subsidiaries and affiliates are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. However, the Company's voting power is not sufficient to compel Nova TV to make distributions. In the case of PULS, the PULS Partnership Agreement provides that if profits are available for distribution, 66 2/3% of the partnership interest may require that 40% of such profits be placed in reserves until DM 16,700,000 are reserved. All profits in excess thereof must be distributed. The agreement relating to FFF does not contain restrictions on distributions out of available profits. In the case of PRO TV, dividends may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal to 20% of PRO TV's registered capital. A majority vote of shareholders is required to declare a dividend. The Company is the majority owner of PRO TV. The laws of countries where the Company is developing operations contain restrictions on the payment of dividends.

         While losses from development activities are expected to continue in 1996, management believes that the net proceeds of the 1995 Offering together with the Company's current cash balances, dividends from Nova TV, potential corporate debt facilities and local financing of broadcast operations and broadcast operations under development should be adequate to satisfy the Company's operating and capital requirements for approximately 12 months.


Foreign currency

         The Company and its subsidiaries generate revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT") and German marks ("DM"), and incur substantial operating expenses in those currencies. The Czech koruna, Romanian lei and Slovenian tolar are managed currencies with limited convertibility. The Company also incurs operating expenses of programming in United States dollars and other foreign currencies. For entities operating in economies that are considered non-highly inflationary which include Nova TV and POP TV balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period-end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity. PRO TV operates in an economy qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments are included in the determination of the income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company. The official exchange rates for the Czech koruna, Romanian lei, Slovenian tolar and market exchange rate for the German mark, at the end of, and during, the periods indicated were as follows:

                                            At December 31, 1995         At March 31, 1996
                                            --------------------         -----------------
Czech koruna equivalent of        $1.00            26.60                       27.35
Romanian lei equivalent of        $1.00            2,578 *                     3,070
Slovenian tolar equivalent of     $1.00              126 **                     133
German mark equivalent of         $1.00             1.43                        1.48

                                          Average for the three       Average for the three
                                           month period ended           month period ended
                                             March 31, 1995               March 31, 1996
                                             --------------               --------------
Czech koruna equivalent of       $1.00            27.15                       27.14
Romanian lei equivalent of       $1.00             N.A.                       3,532
Slovenian tolar equivalent of    $1.00             N.A.                         132
German mark equivalent of        $1.00             1.48                        1.48

  *    Period from December 1, 1995 only.
  **  Period from December 15, 1995 only.

         The Company's financial position and results of operations as of March 31, 1996 and for the three months ended March 31, 1996 have been impacted by changes in foreign currency exchange rates since the beginning of 1995. The Czech koruna, Romanian lei, Slovenian tolar and German mark have all weakened against the dollar as shown above during these periods. Nova TV, PRO TV and POP TV s' operating results (which comprise the Company's results to the `station selling, general and administrative expenses line) together with related interest costs and minority interests are therefore lower than would be the case had the weighted average exchange rate for the three months ended March 31, 1996 remained the same as for the year ended December 31, 1995. Similarly, loss in unconsolidated affiliates was lower than would have been the case had weighted average exchange rates remained unchanged.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Various competitors of PULS and NMF have instituted legal action against the media authorities for Berlin-Brandenburg and the Nuremberg area seeking to overturn their decisions to award broadcast licenses to PULS and NMF, respectively. These actions were instituted in 1994, and there have been no proceedings in relation thereto in the last 12 months. An unfavourable decision in either of these actions could have a material adverse effect on the Company.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  The following exhibits are attached:

                  Exhibit
                  -------
                  27.01             Financial Data Schedule

         b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     /s/ Leonard M. Fertig
Date:    May 13, 1996                            -------------------------------
                                                       Leonard M. Fertig
                                                    Chief Executive Officer
                                                   (Duly Authorized Officer)


                                                       /s/ John A. Schwallie
Date:    May 13, 1996                            -------------------------------
                                                       John A. Schwallie
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)

                                  Exhibit Index


Exhibit                                                             Page Number
- -------                                                             -----------

27.01                    Financial Data Schedule                           18