Form 10-Q
period 1996-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1996-08-14
CIK 925645

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________


                         Commission File Number 0-24796


                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
             (Exact name of registrant as specified in its charter)

            BERMUDA                                        N/A
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

    Clarendon House, Church Street, Hamilton HM CX Bermuda
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 441-296-1431


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No    .
                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                    Outstanding as of August 10, 1996
                     -----                    ---------------------------------
        Class A Common Stock, par value $.01           10,406,799
        Class B Common Stock, par value $.01            8,078,297

                                        CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                                             Consolidated Balance Sheets
                                         June 30, 1996 and December 31, 1995
                                                       ($000's)

                                                        ASSETS                          June 30,      December 31,
                                                                                          1996            1995
                                                                                     ---------------  --------------
   CURRENT ASSETS:
                     Cash and cash equivalents                                               25,348          53,210
                     Investments in marketable securities                                     4,352          10,652
                     Restricted cash                                                          1,600           4,216
                     Accounts receivable (net of allowances of $1,947, $1,105)               35,581          32,475
                     Program rights costs                                                    10,809           9,219
                     Value-added tax recoverable                                                180             733
                     Advances to affiliates                                                   1,008             953
                     Prepaid expenses                                                         5,696           5,270
                                                                                     ---------------  --------------

                               Total current assets                                          84,574         116,728

   INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                   16,691          12,433
   LOANS TO AFFILIATES                                                                        7,003           6,272
   PROPERTY, PLANT & EQUIPMENT (net of depreciation of $15,219, $10,281)                     56,345          51,699
   PROGRAM RIGHTS COSTS                                                                      11,331          10,496
   BROADCAST LICENSE COSTS AND OTHER INTANGIBLES (net of amortization of $1,053, $1,007)      2,319           2,365
   LICENSE ACQUISITION COSTS (net of amortization of $454, $54)                               4,323           4,723
   GOODWILL                                                                                   1,674           1,510
   ORGANIZATION COSTS (net of amortization of $886, $507)                                       963           1,337
   DEVELOPMENT COSTS (net of allowance of $3,834, $4,373)                                    23,034          10,127
   DEFERRED TAXES                                                                             1,610             559
   OTHER ASSETS                                                                               3,578           3,778
                                                                                     ---------------  --------------

                                Total assets                                                213,445         222,027
                                                                                     ===============  ==============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY                  June 30,      December 31,
                                                                                          1996            1995
                                                                                     ---------------  --------------
   CURRENT LIABILITIES:
                     Accounts payable                                                        11,031          12,956
                     Accrued liabilities                                                     13,968           9,804
                     Duties and other taxes payable                                             616             288
                     Income taxes payable                                                    23,971          15,946
                     Dividend payable                                                         1,633             -
                     Current portion of obligations under capital lease                       1,607           2,111
                     Current portion of credit facilities                                       410           2,661
                     Advances from affiliates                                                  --             2,687
                                                                                     ---------------  --------------

                               Total current liabilities                                     53,236          46,453

   DEFERRED INCOME TAXES                                                                      2,721           2,317
   OBLIGATIONS UNDER CAPITAL LEASE                                                            8,066           8,747
   LONG-TERM PORTION OF CREDIT FACILITIES                                                     6,519           6,766
   OTHER LIABILITIES                                                                            402             173
   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                            16,750          18,635

   SHAREHOLDERS' EQUITY:
                     Preferred Stock, $0.01 par value: authorized: 5,000,000 shares;
                     issued and outstanding: none                                               -               -
                     Class A Common Stock, $0.01 par value: authorized:
                       30,000,000 shares; issued and outstanding:
                       10,406,799 shares at June 30, 1996 and 10,294,549 at
                       December 31, 1995                                                        104             103
                     Class B Common Stock, $0.01 par value: authorized:
                       15,000,000 shares; issued and outstanding:
                       8,078,297 shares                                                          81              81
                     Additional paid-in capital                                             188,785         187,997
                     176,872 Class A Treasury stock of $0.01 par value                       (2,476)         (2,476)
                                                                                     ---------------  --------------
                                                                                            186,309         185,521
                     Accumulated deficit                                                    (60,381)        (48,001)
                     Cumulative currency translation adjustment                                (362)          1,232
                                                                                     ---------------  --------------

                     Total shareholders' equity                                             125,751         138,936
                                                                                     ---------------  --------------

                     Total liabilities and shareholders' equity                             213,445         222,027
                                                                                     ===============  ==============

                                CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                                 Consolidated Statements of Cash Flows
                                               ($000's)

                                                                         For the six months
                                                                            ended June 30,
                                                                         ------------------
                                                                           1996       1995
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                 (12,380)    (4,769)

Adjustments to reconcile net loss to net cash generated from operating activities:
    Equity in loss of unconsolidated affiliates                            5,936      6,766
    Depreciation & amortization                                           16,862      9,688
    Minority interest in income (loss) of consolidated subsidiaries        1,144      3,923
    Valuation allowance for development costs                                413        900
    Stock compensation charge                                                -          810
Changes in assets & liabilities:
     Accounts receivable                                                  (3,675)    (8,891)
    Related party receivable                                                 -          235
    Program rights costs                                                 (13,787)   (12,863)
    Value-added tax  recoverable                                             458       (131)
    Advances to affiliates                                                (2,899)       -
    Prepaid expenses                                                        (545)    (2,308)
    Other assets                                                            (127)        99
    Accounts payable                                                       1,558       (386)
    Accrued liabilities                                                    4,159      2,501
    Income & other taxes payable                                           8,347      7,064
    Other liabilities                                                        -        1,225
                                                                         -------    -------
          Net cash from operating activities                               5,464      3,863
                                                                         -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments  in unconsolidated affiliates                             (9,444)   (16,543)
    Investments in marketable securities                                   6,300        -
    Restricted cash                                                        2,524        -
    Acquisition of fixed assets                                          (10,670)    (2,168)
    Purchase of  subsidiary operation                                     (2,962)       -
    Dividends paid to minority shareholders                               (1,396)
    Payments for broadcast license costs and other intangibles               -          (99)
    Development costs                                                    (14,349)    (3,256)
                                                                         -------    -------
        Net cash used in investing activities                            (29,997)   (22,066)
                                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Current portion of credit facilities                                  (2,108)    (2,297)
    Payments under capital lease                                            (776)      (780)
    Advances to  affiliates                                                 (731)       -
    Repayment of loans of subsidiary operation                               -          -
    Capital contributed by shareholders                                      789        -
                                                                         -------    -------
         Net cash used in financing activities                            (2,826)    (3,077)
                                                                         -------    -------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                                (503)       219

        Net decrease in cash and cash equivalents                        (27,862)   (21,061)
CASH AND CASH EQUIVALENTS,  beginning of period                           53,210     42,002
                                                                         -------    -------

CASH AND CASH EQUIVALENTS,  end of  period                                25,348     20,941
                                                                         =======    =======

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

            Consolidated Statements of Shareholders' Equity (Deficit)
                  For the Six Month Period Ended June 30, 1996
                                    ($000's)

                                                                                                       Cumulative
                                            Class A     Class B    Additional                           Currency
                                             Common      Common     Paid-in     Treasury   Accumulated Translation
                                             Stock       Stock      Capital      Stock      Deficit(1)  Adjustment      Total
                                           ---------   ---------   ---------   ---------    ---------    ---------    ---------
BALANCE, December 31, 1995                       103          81     187,997      (2,476)     (48,001)       1,232      138,936
   Foreign Currency Translation Adjustment      --          --          --          --           --         (1,594)      (1,594)
   Capital contributed by Shareholders             1        --           788        --           --           --            789
   Net loss                                     --          --          --          --        (12,380)        --        (12,380)
                                           ---------   ---------   ---------   ---------    ---------    ---------    ---------
BALANCE, June 30, 1996                           104          81     188,785      (2,476)     (60,381)        (362)    (125,751)
                                           =========   =========   =========   =========    =========    =========    =========

- ----------

1)   Of the accumulated deficit of $60,381,000 at June 30, 1996, $38,317,000 represents loss in unconsolidated affiliates.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Operations
                         ($000's, except per share data)


                                                              For the three months               For the six months
                                                                 ended June 30,                    ended June 30,
                                                            ----------------------------      --------------------------
                                                               1996             1995            1996            1995
                                                            (unaudited)      (unaudited)      (unaudited)    (unaudited)
                                                            -----------      -----------      -----------    -----------
GROSS REVENUES                                                     48,045         35,634           76,935         58,197
Discounts and agency commissions                                   (9,495)        (7,083)         (15,130)       (10,959)
                                                            --------------  -------------   --------------  -------------
NET REVENUES                                                       38,550         28,551           61,805         47,238

STATION EXPENSES:
Operating costs and expenses                                       11,931          7,041           24,423         13,204
Amortization of programming rights                                  5,963          3,461           10,269          6,492
Depreciation of station fixed assets and other intangibles          3,175          1,639            6,109          3,196
                                                            --------------  -------------   --------------  -------------
Total station operating costs and expenses                         21,069         12,141           40,801         22,892
     Selling, general and administrative expenses                   5,797          1,868            8,735          2,939
                                                            --------------  -------------   --------------  -------------

CORPORATE EXPENSES:
Corporate operating costs and development expenses                  3,982          3,407            7,173          5,439
 Stock compensation charge                                              0            355                0            810
                                                            --------------  -------------   --------------  -------------
                                                                    3,982          3,762            7,173          6,249

OPERATING INCOME                                                    7,702         10,780            5,096         15,158

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES                        (3,167)        (3,236)          (5,936)        (6,766)
INTEREST AND OTHER INCOME                                             442            500            1,079            959
INTEREST EXPENSE                                                     (525)        (1,124)          (1,532)        (2,134)
FOREIGN CURRENCY EXCHANGE (LOSS) GAIN                              (1,235)          (392)          (1,630)           115
                                                            --------------  -------------   --------------  -------------

Net (loss) profit before provision for income taxes                 3,217          6,528           (2,923)         7,332
Provision for income taxes                                         (6,309)        (5,177)          (8,313)        (8,178)
                                                            --------------  -------------   --------------  -------------

Net (loss) profit before minority interest                         (3,092)         1,351          (11,236)          (846)
MINORITY INTEREST IN (LOSS) INCOME
 OF CONSOLIDATED SUBSIDIARIES                                      (1,538)        (2,726)          (1,144)        (3,923)
                                                            --------------  -------------   --------------  -------------

Net Loss                                                           (4,630)        (1,375)         (12,380)        (4,769)
                                                            --------------  -------------   --------------  -------------

PER SHARE  DATA
Net (Loss) per share                                                (0.25)         (0.10)           (0.67)         (0.34)

Weighted average number of common shares outstanding (000's)       18,447         14,021           18,447         14,021

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

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

     The Company owns a 66% interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("Nova TV"), which broadcasts as the only private national television station in the Czech Republic. On August 1, 1996, the Company entered into an agreement with Ceska Sporitelna Bank ("CS") for the purchase of CS's entire 22% economic interest and 20% of CS' voting rights for a purchase price of Kc 1 billion (approximately $36 million) (the "CS Agreement"). The agreement and subsequent registration of the Company's increased ownership in Nova TV are subject to Czech laws (See Note 5 of Notes to Consolidated Financial Statements).

     In Slovenia, the Company launched "POP TV" in December 1995 together with MMTV1 d.o.o. Ljubljana ("MMTV") (formerly known as Boutique MMTV) and Tele 59 d.o.o. Maribor ("Tele 59"), (MMTV and Tele 59 are together referred to as the "Slovenian Broadcasters") through the formation of the company Produkcija Plus d.o.o. ("Pro Plus" or "POP TV"). Pro Plus provides programming to the Slovenian Broadcasters and other affiliated stations and sells national advertising in conjunction with POP TV programming. The Company owns 58% of the equity of Pro Plus, but has an effective economic interest of 72%, as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59, each of which have a 21% interest in Pro Plus. The Slovenian Broadcasters and one other affiliate began broadcasting "POP TV" in December 1995.

     In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac operate "PRO TV" through the formation of Media Pro International S.A. ("Media Pro International" or "Pro TV"), a commercial television network. The Company holds a 77.5% equity interest in Media Pro International, although the Company's partners hold options valid through October 1997 which, if exercised, would reduce the Company's interest to approximately 66%. Media Pro International launched operations in December 1995.

     In addition, in Hungary the Company holds a 95% ownership interest in 2002 Consulting and Servicing Limited Liability Company ("2002") which has a 97.4% indirect beneficial ownership interest in Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and production company acquired by 2002 in May 1996 which, thus far, has generated only limited revenues and expenses. Videovox's operating results for the period from 1 May 1996 through 30 June 1996 have been consolidated in the accompanying financial statements.

     The Company owns a 52.6% non-controlling interest in PULS ("PULS", formerly known as 1A Berlin), a regional television station based in Berlin, Germany, and a 50% interest (non-voting profit participation) in Franken Funk & Fernsehen GmbH ("FFF"), which owns 74.8% of a regional television station in Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ("NMF"). The Company's interest in PULS increased to 52.6% as of June 30, 1996 from 48.48% at December 31, 1995 as a result of additional capital calls paid by the Company and not satisfied by the other partners of PULS. The Company has a 49% non-controlling interest, and a 50% economic interest in Sachsen Funk und Fernsehen GmbH, Germany ("SFF") which owns 33.33% equity interest in Sachsen Fernsehen Betriebs KG, a regional TV station in Leipzig and Dresden, Germany.

     The Company continues to pursue and develop opportunities for television broadcasting throughout Central and Eastern Europe and on a regional basis in Germany. The Company has formed Slovenska Televizna Spolocnost s.r.o. ("STS") in Slovakia with Markiza - Slovakia s.r.o. which expects to launch Markiza TV during the third quarter 1996. The Company has an effective 80% economic interest in STS. In accordance with the Company's accounting policies, assets purchased and funds used to support pre operating activities of Markiza TV are classified in Development Costs in the accompanying consolidated financial statements in the amount of approximately $17 million. The Company also has interests in companies seeking licenses or seeking to expand upon regional licenses in Poland, Ukraine and Hungary.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. The results for the six months ended June 30, 1996 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Nova TV, PRO TV, POP TV, and Videovox as consolidated entities and reflect the interests of the minority owners of Nova TV, PRO TV, POP TV, and Videovox in the six months ended June 30, 1996 and two months ended June 30, 1996, respectively. POP TV and PRO TV began operations in December of 1995, Videovox was acquired on May 1, 1996 and thus Nova TV was the only consolidated entity for the six months ended June 30, 1995. The results of the operating stations, PULS, FFF, and SFF, in which the Company has minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements as investments in unconsolidated affiliates using the equity method. The Company's investments in broadcast operations under development, which includes Markiza TV, and other broadcast development opportunities are reflected in the balance sheet as development costs.

Net Loss Per Share

     Net loss per share was computed by dividing the Company's net loss by the weighted average number of Common Shares (both Class A and Class B) and common share equivalents outstanding during the period ended June 30, 1996. The impact of outstanding options and warrants has not been included in the computation of net loss per share, as the effect of their inclusion would be anti-dilutive.


3.   DIVIDENDS

     In March 1996, Nova TV declared a total dividend of Kc 330,000,000 ($12,066,000) to all shareholders of which Kc 116,325,00 ($4,153,000) was paid to the Company in May 1996 with the remainder of Kc 116,325,000 ($4,213,000) scheduled to be paid to the Company in November 1996. In connection with the CS Agreement, the Company is entitled to receive CS's remaining 1995 dividend of approximately Kc 38.8 million (approximately $1.4 million) scheduled to be paid in November 1996.

4.   SUMMARY FINANCIAL INFORMATION FOR PULS AND FFF

                                    June 30, 1996                       December 31, 1995
                                    -------------                       -----------------
                                PULS                FFF               PULS               FFF
                               ------             ------            -------            ------
                               $'000              $'000             $'000              $'000
                               ------             ------            -------            ------
     Current assets             4,899              2,543              6,938             2,538
     Non-current assets        14,137              2,606             15,971             3,308
     Current liabilities       (5,212)            (2,305)            (5,678)           (1,410)
     Non-current liabilities   (7,469)            (9,458)            (9,081)           (9,526)
                               ------              -----             ------             -----

     Net assets                 6,355             (6,614)             8,150            (5,090)
                               ------              -----             ------             -----
                                                  For the six months ended
                                    June 30, 1996                         June 30, 1995
                                    -------------                         -------------
                                PULS                FFF               PULS               FFF
                               ------             ------            -------            ------
                               $'000              $'000             $'000              $'000
                               ------             ------            -------            ------
     Net revenues               1,665              2,375              1,593             1,980
     Operating loss            (9,561)            (1,675)           (11,520)           (2,913)
     Net loss                  (9,655)            (1,771)           (11,831)           (3,346)

     The Company's share of the losses of PULS, FFF and SFF accounted for by the equity method for the six months ended June 30, 1996 and 1995 were $5,936,000 and $6,766,000, respectively.

     As of June 30, 1996 FFF had DM 11 million ($7.3 million) in loans from the Company. The loans bear an annual interest rate of 10.5%. The Company has agreed to subordinate its claims under the loans to all other claims against FFF.

5.   SUBSEQUENT EVENTS

Czech Republic

     On August 1, 1996, the Company entered into an agreement (the "CS Agreement") with Ceska Sporitelna Bank ("CS") for the purchase of CS's 22% economic and 20% of CS's voting rights in Nova TV for a purchase price of Kc 1 billion (approximately $36,000,000). In connection with the CS Agreement, the Company is to receive CS's remaining 1995 dividend of Kc 38.8 million (approximately $1.4 million) scheduled to be paid in November 1996 as well as 88% of all future dividends declared. If the increase in the Company's economic ownership from 66% to 88% of Nova TV had been in effect for the whole of 1996, then the Company's Attributable Broadcast Cash Flow for Nova TV would have increased by $5.4 million for the six month period ended June 30, 1996.

     In connection with the CS Agreement, the Company has entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price Kc 150 million ($5,500,000) will be paid by the Company on November 15, 1996 out of its cash balances. The CS loan will be drawn in August 1996 and April 1997 in the amounts of Kc 450 million ($16,298,000) and Kc 400 million ($14,487,000), respectively to fund purchase price payments due at those times, and bears annual interest at the rate of 12.9% p.a. The agreement and subsequent registration of the Company's increased ownership are subject to Czech laws.

Romania

     On July 12, 1996, the Company announced its intention to exercise its option within the next few months to buy 49% of the shares of PRO TV, SRL, an affiliate station of Media Pro International owned by the Company's partners (Adrian Sarbu and Ion Tiriac) on terms that have yet to be finalized. This option was granted to the Company through the terms of the partnership agreement for Media Pro International.

Credit Agreement

     The Company has received offers from banks and is currently negotiating final terms and conditions of the offers to fully underwrite a $50 million long term revolving credit facility (the "Potential Corporate Debt Facility") . The Potential Corporate Debt Facility, after terms and conditions have been successfully negotiated, is subject to satisfactory documentation of final due diligence to be performed by the bank. In connection with these negotiations, CME's subsidiary, CME Media Enterprises B.V. CME BV entered into a bridge loan facility, on July 16, 1996, for $10,000,000 with ING Bank which matures on September 30, 1996 and bears annual interest at a rate of 1.5 per annum above LIBOR. The shares of CME BV have been pledged as security for this loan. Both CME and CME's subsidiary Central European Media Enterprises N.V. have guaranteed repayment of the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Central European Media Enterprises Ltd ("CME") is a Bermuda corporation. CME together with its subsidiaries (CME together with its subsidiaries are collectively referred to as the "Company" and the term subsidiaries includes each corporation or partnership in which CME has a direct or indirect equity or voting interest) owns, develops and operates national private commercial television stations and networks in the newly emerging markets of Central and Eastern Europe and regional private commercial television stations in Germany. The Company operates the leading national television station in the Czech Republic, has interests in regional stations in Berlin, Nuremberg, Leipzig and Dresden, Germany, has launched national television broadcasting networks in Romania and Slovenia in December 1995 and holds a 95% ownership interest in 2002 Consulting and Servicing Limited Liability Company ("2002") which acquired a 97.4% interest in a production and dubbing studio in Hungary in May 1996. These operations broadcast to an aggregate of approximately 27 million people. The Company expects to commence broadcast operations in the Slovak Republic and increase its technical coverage in Romania during 1996, thus extending its reach to a projected 35 million people. In addition, the Company anticipates commencing broadcast operations in Hungary in 1997 and is pursuing broadcast development opportunities in Hungary, Poland, Ukraine, Germany and other regions.

     The Company owns a 66% interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("Nova TV"), which broadcasts as the only private national television station in the Czech Republic with a market share of approximately 65-70% in the country. On August 1, 1996, the Company entered into an agreement with Ceska Sporitelna Bank ("CS")for the purchase of CS's 22% economic interest and 20% of CS' voting rights in Nova TV for a purchase price of Kc 1 billion (approximately $36 million) (See Note 5 to the Notes to the Consolidated Financial Statements). The Company owns a 58% equity and a 72% effective economic interest in Pro Plus, a national television network launched in December 1995 which currently broadcasts "POP TV" to 72% of the population in Slovenia. The Company holds a 77.5% equity interest in Media Pro International, a Romanian television network launched in December 1995 which currently broadcasts "PRO TV" to approximately
9.6 million people (although the Company's partners hold options which, if exercised, would reduce the Company's interest to approximately 66%.) In Hungary the Company holds a 95% ownership interest in 2002 Consulting and Servicing Limited Liability Company ("2002") which has a 97.4% indirect beneficial ownership interest in Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and production company acquired in May 1996 which, thus far, has limited revenues and expenses. The Company also owns a 52.6% non-controlling interest in PULS ("PULS", formerly known as 1A Berlin), a regional television station based in Berlin, Germany, and a 50% interest

(non-voting profit participation) in Franken Funk & Fernsehen GmbH ("FFF"), which owns 74.8% of a regional television station in Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ("NMF"). The Company's interest in PULS increased to 52.6% during the six months ended June 30, 1996 from 48.48% at December 31, 1995 as a result of additional capital calls paid by the Company and not satisfied by the other partners of PULS. Additionally, the Company has formed Slovenska Televizna Spolocnost s.r.o. in Slovakia which expects to launch Markiza TV on August 30, 1996 and by the end of the third quarter of 1996 which will broadcast to approximately 2.7 million people. The Company has an effective 80% economic interest in STS.

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

     The primary expenses incurred in operating broadcast stations are employee salaries, programming costs, broadcast transmission expenses and selling, general and administrative expenses. Certain of the Company's operations do not require the direct incurrence of broadcast transmission expenses. License fees payable to government entities in connection with securing television licenses from government authorities, if any, are usually minimal. However, the Company incurs significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities.

     The Company conducts all of its operations through subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The subsidiaries' ability to make distributions or otherwise repatriate funds to the Company are also subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's currently operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses based on the local statutory accounting principles in each country.

     The following table sets forth certain operating data for the six months ended June 30, 1996 and 1995 respectively, and for the year ended December 31, 1995 (dollars in thousands). For the six months ended June 30, 1995, Nova TV was the only operation included as a consolidated entity in the figures below. POP TV and PRO TV began operations in December 1995 while Videovox was acquired on May 1, 1996.


                                                                               Unaudited
                                                                               ---------
                                                                            Six months ended
                                                                       -------------------------         Year ended
                                                                       June 30,         June 30,        December 31,
                                                                         1996             1995              1995
                                                                       --------         --------        ------------
                                                                         (1)
Operating Data:
Net revenues...................................................         61,514            47,238          98,919
Less:
Station operating expenses.....................................        (40,426)          (22,892)        (53,451)
Station selling, general and administrative expenses...........         (8,374)           (2,939)         (6,816)

Station operating income.......................................         12,714            21,407          38,652

Depreciation of assets.........................................          6,098             3,196           7,251
Amortization of programming rights.............................         10,269             6,492          16,319
Cash program rights costs......................................        (13,787)          (12,863)        (24,040)
Broadcast cash flow............................................         15,294            18,232          38,182
Broadcast cash flow margin.....................................          24.9%             38.6%           38.6%

                                                   For the six months ended June 30, 1996      For the six months
                                                   --------------------------------------         ended June 30,
                                                                                                       1995
                                                                                               ------------------
                                                         PRO TV       POP TV    Nova TV              Nova TV
                                                         ------       ------    -------              -------
Operating Data for Consolidated Broadcast
Operations (1):
Net revenues .......................................     4,980         3,656     52,878              47,238
Less:
Station operating expenses .........................    (7,730)       (6,275)   (26,421)            (22,892)
Station selling, general and administrative expenses    (2,253)       (1,765)    (4,356)             (2,939)

Station operating income (loss) ....................    (5,003)       (4,384)    22,101              21,407

Depreciation of assets .............................     1,149         1,163      3,786               3,196
Amortization of programming rights .................     1,453           620      8,196               6,492
Cash program rights costs ..........................    (3,118)         (927)    (9,742)            (12,863)

Broadcast cash flow ................................    (5,519)       (3,528)    24,341              18,232

Broadcast cash flow margin .........................       -             -        46.0%               38.6%

Broadcast cash flow attributable to the Company
(66%(2) 77.5% and 72% of Broadcast cash
flow for Nova TV, Pro TV, and POP TV,
respectively) ......................................    (4,277)       (2,541)    16,065(2)           12,033

Pro Forma Broadcast cash flow atributable to the
  Company from Nova TV (88%(3)) ....................                             21,420(3)

(1) Does not include the results of operations of Videovox, a Hungarian production and dubbing studio, acquired on May 1, 1996.

(2) Broadcast cash flow for a 66% interest in Nova TV.

(3) Pro Forma Broadcast cash flow for Nova TV includes the additional 22% interest from the Ceska Sporitelna Agreement as if the Ceska Sporitelna Agreement had been effective from January 1, 1996.

     "Broadcast cash flow" is a broadcasting industry measure of performance and defined as net revenues, less station operating expenses excluding depreciation and amortization, station selling, general and administrative expenses, and cash program rights costs. "Broadcast cash flow margin" is Broadcast cash flow divided by net revenues. "Broadcast cash flow attributable to the Company" is Broadcast Cash Flow which is attributable to the Company based on the Company's effective economic interest in PRO TV and POP TV, and a 66% existing interest in Nova TV along with the additional 22% interest in Nova TV as if the Ceska Sporitelna had been in effect from January 1, 1996. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. The Company has included broadcast cash flow because it is commonly used in the broadcast industry as a measure of performance. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with generally accepted accounting principles.

     Broadcast cash flow for the Company was $15.3 million for the six months ended June 30, 1996. Nova TV's Broadcast Cash Flow Margin reached 53.8% in the second quarter 1996, an increase of approximately 66% over the second quarter 1995. For the six months ended June 30, 1996 Nova TV's broadcast cash flow increased by 33.5% to $24.3 million over the same period 1995 . Nova TV's stronger Broadcast cash flow was driven by increased net revenues. Net revenues for the second quarter 1996 increased $3.7 million or 13.0% over the same period 1995. For the first six months of 1996 net revenues increased $5.6 million or 11.9% over the same period 1995. In local currency terms the increase was more dramatic as net revenues for the second quarter of 1996 increased 21.6% over the same period 1995. For the six months period ended June 30 1996 Net Revenues in local currency increased 16.3% over the same period 1995. In addition to stronger revenues, Nova TV has begun to realize the financial benefits of its 1995 initiative to significantly increase the size of its program library and lock in lower programming costs. Cash payments for programming for the second quarter 1996 decreased $3.7 million to $5.5 million from $9.2 million. For the first six months of 1996 cash payments for programming decreased by $3.1 million to $9.7 million from $12.9 million for the first six months of 1995.

     Nova TV's positive Broadcast Cash Flow was offset by negative Broadcast cash flow from POP TV and PRO TV of $3.5 million and $5.5 million, respectively, in the six month period ended June 30, 1996.

     On August 1, 1996, the Company entered into the CS Agreement to purchase an additional 22% interest in Nova TV. Had the Ceska Sporitelna Agreement been in effect since January 1, 1996, Broadcast cash flow attributable to the Company would have been increased by approximately 33.3% or $5.3 million to $21.4 million from $16.1 million for the six month period ended June 30, 1996 (See
Note 5 to Notes to the Consolidated Financial Statements).

Application of Accounting Principles

     Although the operations are largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with generally accepted accounting principles in the United States (See Foreign Currency section below for the effects of foreign exchange movements). The Company's consolidated operating statements include the results of Nova TV, PRO TV, POP TV, and Videovox and separately set forth the minority interest attributable to other owners of Nova TV, PRO TV, POP TV, and Videovox for the six months ended June 30, 1996. POP TV and PRO TV began operations in December 1995 while Videovox was acquired in May 1996; thus Nova TV was the only consolidated entity for the six months ended June 30, 1995. The results of other broadcast operations, PULS, FFF and SFF, are accounted for using the equity method which reflects the Company's share of the net income or losses in those operations. The Company's investments in broadcast operations under development and other broadcast development opportunities are reflected on the balance sheet as development costs.

Foreign currency

     The Company and its subsidiaries generate revenues primarily in Czech korunas (iKci), Romanian lei ("ROL"), Slovenian tolar ("SIT") and German marks
(iDMi), and incur substantial operating expenses in those currencies. The Czech koruna, Romanian lei and Slovenian tolar are managed currencies with limited convertibility. The Company also incurs operating expenses of programming in United States dollars and other foreign currencies. Within the Management's Discussion and Analysis of the Financial Condition and Results of Operations, for entities operating in economies that are considered non-highly inflationary which include Nova TV and POP TV balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period-end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. PRO TV operates in an economy qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments are included in the determination of the income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company. The official exchange rates for the Czech koruna, Romanian lei, Slovenian tolar and market exchange rate for the German mark, at the end of, and during, the periods indicated were as follows:

     The Company's results of operations and financial position for the six months ended June 30 ,1996 have been impacted by changes in foreign currency exchange rates since December 31, 1995. In the highly inflationary economy in Romania, PRO TV indexes sales contracts to the US Dollar in order to minimize the effects of Romanian Lei devaluations. The Czech Koruna, German Mark, Romanian Lei, Slovenian Tolar have all weakened against the dollar as shown below:

                                       Balance Sheet                                   Income Statement
                          At                                             Six months     Six months
                          December     At June 30,    Movement           ended June     ended June 30,    Movement
                          31, 1995     1996                %             30, 1995       1996                   %
                          --------     -----------    --------           ----------     --------------    --------

Czech koruna
equivalent of $1.00       26.60        27.61             -3.80           26.44          27.46                -3.86
Romanian lei
equivalent of $1.00       2,578        3,028            -17.46           2,402*         2,888                -20.23
Slovenian tolar
equivalent of $1.00       126          136.61            -8.42           126**          134.34               -6.62
German mark
equivalent of $1.00       1.43         1.52              -6.29           1.43           1.50                 -4.90

* Average exchange rate from December 1, 1995 through December 31, 1995 only. ** Average exchange rate from December 15, 1995 through December 31, 1995 only.

     As a result, the underlying Czech Koruna and Slovenian Tolar assets and liabilities of Nova TV and POP TV, respectively, will have decreased by 3.8% and 8.4%, respectively, in dollar terms due to foreign exchange movements. Media Pro International's monetary assets and liabilities will have decreased by up to 17.5% during the six month period ended June 30, 1996 depending on the time they remained outstanding during the period. Likewise, investments in unconsolidated affiliates (1A Berlin and FFF, both in Germany) will have decreased 6.29% in dollar terms.

     Nova TV's operating income, together with interest costs and minority interest, is approximately 4% lower than would be the case had the weighted average exchange rate for the six months ended June 30, 1996 remained the same as for the six months ended June 30 ,1995.

     POP TV and PRO TV's operating losses, together with interest costs and minority interest, are approximately 6.62% and 20.23%, respectively, lower than would be the case had the weighted average exchange rate for the six months ended June 30, 1996 remained the same as for the year ended December 31, 1995 (subject to certain adjustments to Media Pro International profit and loss items which are derived from non-monetary assets and liabilities). Similarly, equity in loss of unconsolidated affiliates was 4.9% lower than would have been the case had weighted average exchange rates remained unchanged.

Results of Operations

     POP TV and PRO TV were launched in December 1995 while Videovox was acquired in May 1996. Therefore, certain fluctuations in profit and loss activity in the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995 are consistently explained by the addition of the POP TV, PRO TV and Videovox operations.

Three months ended June 30, 1996 compared to three months ended June 30, 1995

     A comparison between the operating income(loss) for consolidated entities in the three months ended June 30, 1996 and 1995 is shown below for references purposes:


       Certain Operating Data:                        for three months ended
                                                          June 30, 1996
                                                          -------------
                                                                                 Corporate         Total
             (in 000's $)              Nova TV    PRO TV    POP TV   VideoVox    Expenses           CME
             ------------              -------    ------    ------   --------    --------         -------
     Net Revenues                      32,258      3,429     2,572       291            0          38,550
     Total Station Expenses           (16,086)    (5,330)   (4,714)     (736)           0         (26,866)
     Corporate expenses                     0          0         0         0       (3,982)         (3,982)
                                       -------    ------    ------   --------    --------         -------
       Net Operating Income / (Loss)   16,172     (1,901)   (2,142)     (445)      (3,982)          7,702



                                                      for three months ended
                                                          June 30, 1995
                                                          -------------
                                                                                 Corporate         Total
             (in 000's $)              Nova TV    PRO TV    POP TV   VideoVox    Expenses           CME
             ------------              -------    ------    ------   --------    --------         -------
     Net Revenues                     28,551          -         -         -            0          28,551
     Total Station Expenses          (14,009)         -         -         -            0         (14,009)
     Corporate expenses                    0          0         0         0       (3,762)         (3,762)
                                     -------      -----     -----    ------      -------          ------
       Net Operating Income / (Loss)  14,542          -         -         -       (3,762)         10,780

     The Company's consolidated net revenues increased $9,999,000, or 35%, to approximately $38,550,000 for the three months ended June 30, 1996. The strong growth in net revenues in the second quarter of 1996 was primarily due to Nova TV's strongest second quarter in its history and the addition of the POP TV and PRO TV operations. Nova TV's net revenues increased by $3,706,000, or 13%, to $32,258,000 for the three months ended June 30, 1996, while POP TV's and PRO TV's net revenues were $2,572,000 and $3,429,000, respectively, for the three months ended June 30, 1996. The Company expects continued growth in net revenues for Nova TV, POP TV and PRO TV for the remainder of 1996 although a seasonal decrease in the net revenues is expected in the third quarter. Since the Company has a minority ownership or non-controlling interest in PULS and FFF, losses incurred by PULS, FFF and SFF are accounted for under the equity method and, therefore, no revenues are presented in respect of these entities.

     Total station expenses increased by $12,857,000 to $26,866,000 for the three months ended June 30, 1996. POP TV and PRO TV total station expenses were $4,714,000 and $5,330,000, respectively, while Nova TV's station expenses increase by $2,079,000, or 14%, to $16,088,000 for the three months ended June 30, 1996. The increase in total station expenses for Nova TV relate primarily to increased scope of operations as well as increased programming amortization on Nova TV's larger program library.

     Corporate operating costs and development expenses for the three months ended June 30 1996 and 1995, are $3,982,000 and $3,762,000, respectively, increasing $220,000, or 6%.

     Interest and Other Income decreased by $58,000 or 12%, to $442,000 for the three month period ended June 30, 1996.

     Interest expense decreased by $599,000, or 53%, to $525,000 for the three month period ended June 30, 1996 from $1,124,000 for the three month period ended June 30, 1995 primarily due to the pay down of debt at Nova TV.

     As a result of these factors, the net loss of the Company increased by $3,255,000 to $4,630,000 for the three months ended June 30, 1996 from $1,375,000 for the three months ended June 30, 1995.

Six months ended June 30, 1996 compared to the six  months ended June 30, 1995

     A comparison between the operating income(loss) for consolidated entities in the six months ended June 30, 1996 and 1995 is shown below for reference purposes:

       Certain Operating Data:                        for six months ended
                                                          June 30, 1996
                                                          -------------
                                                                               Corporate    Total
             (in 000's $)              Nova TV    PRO TV    POP TV   VideoVox  Expenses      CME
             ------------              -------    ------    ------   --------  --------    -------
     Net Revenues                       52,878    4,980     3,656       291          0      61,805
     Total Station Expenses            (30,777)  (9,983)   (8,040)     (736)         0     (49,536)
     Corporate expenses                      0        0         0         0     (7,173)     (7,173)
                                        -------   ------    ------      ----     ------     -------
       Net Operating Income / (Loss)     22,101  (5,003)   (4,384)     (445)    (7,173)       5,096

                                                      for six months ended
                                                          June 30, 1995
                                                          -------------
                                                                               Corporate    Total
             (in 000's $)              Nova TV    PRO TV    POP TV   VideoVox  Expenses      CME
             ------------              -------    ------    ------   --------  --------    -------
     Net Revenues                        47,238        -         -         -          0      47,238
     Total Station Expenses             (25,831)       -         -         -          0     (25,831)
     Corporate expenses                       0        -         -         -     (6,249)     (6,249)
                                        -------   ------    ------   -------     ------     -------
        Net Operating Income / (Loss)    21,407        0         0         0     (6,249)     15,158

     The Company's consolidated net revenue increased $14,567,000, or 30%, to approximately $61,805,000 for the six months ended June 30, 1996 from $47,238,000 for the same period in 1995. This increase is primarily attributable to the increase in advertising revenues earned by Nova TV which increased by $5,640,000 to $52,878,000 in the six months ended June 30, 1996, and the Company's new operations, PRO TV and POP TV, which had net revenues of $4,980,000 and $3,656,000, respectively, in the six months ended June 30, 1996. Since the Company has a minority ownership or non-controlling interest in PULS and FFF, losses incurred by PULS and FFF are accounted for under the equity method and, therefore, no revenues are presented in respect of these entities.

     Total station expenses increased by $17,909,000 to $40,801,000 in the six months ended June 30, 1996. As a percentage of net revenues, total station operating costs and expenses increased from 48% in the six months ended June 30, 1995 to 66% for the six months ended June 30, 1996. These expenses represent the costs associated with the operations of Nova TV, PRO TV, POP TV and Videovox, including amortization of programming rights of

$10,269,000 and $6,492,000, and depreciation of station assets and amortization of other intangibles of $6,109,000 and $3,196,000 in the six months ended June 30, 1996 and 1995, respectively. The increase in station operating costs and expenses is primarily attributable to the addition of the Company's new operations, PRO TV, POP TV, and Videovox, which had total station expenses of $9,983,000, $8,040,000 and $736,000, respectively, and partially to increased scope of operations of Nova TV and amortization on Nova TV's larger program library.

     Station selling, general and administrative expenses increased by $5,796,000 to $8,735,000 in the six months ended June 30, 1996 from $2,939,000 for the same period in 1995. As a percentage of net revenues, station selling, general and administrative expenses increased from 6% for the six months ended June 30, 1995 to 14% for the six months ended June 30, 1996. This increase in station selling, general and administrative expenses as a percentage of net revenues is primarily the result of additional station selling, general and administrative expenses from the Company's start up of PRO TV and POP TV.

     Corporate operating costs and development expenses in the six months ended June 30, 1996 and 1995 were $7,173,000 and $5,439,000, respectively, increasing $1,734,000, or 32%. This increase is primarily due to the Company's increased scope of operations.

     Operating income decreased $10,062,000 as the Company generated operating income of $5,096,000 in the six months ended June 30, 1996 compared to operating income of $15,158,000 in the six months ended June 30, 1995. The overall decrease in the Company's operating results is primarily attributable to operating losses from the Company's new operations, PRO TV and POP TV, both launched in December 1995, and partially to increased corporate and development expenses.

     Loss in unconsolidated affiliated companies decreased by $830,000 to $5,936,000 for the six months ended June 30, 1996 from $6,766,000 for the six months ended June 30, 1995. The Company's share of losses in PULS for the six months ended June 30, 1996 was lower despite the Company's increase in ownership from 43.3% at June 30, 1995 to 52.6% at June 30, 1996. PULS has begun a new local programming format which has reduced operating costs as well as slightly increasing net revenues. In addition, losses at FFF have also decreased as a result of a similar change in its programming format and slightly increased net revenues.

     Interest and other income increased by $120,000, or 13%, to $1,079,000 for the six months ended June 30, 1996.

     Interest expense decreased $602,000, or 28%, to $1,532,000 during the six months ended June 30, 1996 from $2,134,000 in the six months ended June 30, 1995. This is primarily due to lower debt levels at Nova TV, including the early repayment of debt, during the six month period ended June 30, 1996 compared to the same period in 1995.

     Provision for income taxes was $8,313,000 for the six months ended June 30, 1996 and $8,178,000 for the six months ended June 30, 1995. The income tax provision in the six months ended June 30, 1996 and 1995 primarily relates to income taxes payable in the Czech Republic on Nova TV pre-tax profits which have increased due to increased net income at Nova TV, offset by an income tax rate of 41% in the six months ended June 30, 1995 and an income tax rate of 39% in the six months ended June 30, 1996.

     Minority interest in (income) loss of consolidated subsidiaries was ($1,144,000) in the six months ended June 30, 1996 and ($3,923,000) in the six months ended June 30, 1995. This decrease is primarily the result of losses for the Company's new operations PRO TV and POP TV launched in December 1995.

     As a result of these factors, the net loss of the Company was $12,380,000 and $4,769,000 for the six months ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

     Cash provided by operating activities was $5,464,000 for the six months ended June 30, 1996 and $3,863,000 for the six months ended June 30, 1995. This increase was due to increased sales and accounts receivable collections at Nova TV, offset by cash used to fund the start-up of operations at POP TV and PRO TV.

     Accounts receivable increased by $12,022,000, or 51%, to $35,581,000, net of currency fluctuations, from $23,559,000 at June 30, 1996 for the same period in 1995. This is primarily due to increased sales at Nova TV and the addition of accounts receivable from PRO TV and POP TV. Current liabilities increased by $25,120,000, 89%, to $53,236,00 at June 30, 1996 from $28,116,000 at June 30,
1995, principally as a result of increased income and other taxes payable, programming contracts, and increased accounts payable and accrued liabilities related to the Company's new operations, PRO TV and POP TV.

     Cash used in investing activities was $29,997,000 and $22,066,000 for the six months ended June 30, 1996 and 1995, respectively, primarily due to fixed asset acquisition in the Company's new operations, PRO TV and POP TV, and higher capitalized development costs for the six months ended June 30, 1996. In the six month period ended June 30, 1996 the Company invested $10,670,000 in property, plant and equipment to continue the buildout of the POP TV and PRO TV operations as well as to further strengthen the capital base of Nova TV. Also during the six month period ended June 30, 1996, $14,349,000 was invested in development activities related primarily to equipment and programming for Markiza TV (expected to launch in August 1996). During the six months ended June 30, 1996, the Company sold $6,300,000 of marketable securities and $2,000,000 of restricted cash was made available by the Hungarian government subsequent to the privatization of Videovox, to partially fund these investments.

     The Company's investment in unconsolidated affiliates increased, net of currency fluctuations, to $16,691,000 as of June 30, 1996 from $12,433,000 as of December 31, 1995. This is a result of additional investments in PULS of DM 12,500,000 ($8,360,000) and FFF of DM 1,500,000 ($1,084,000), partially offset by the Company's share of the losses in PULS of DM 7,491,000 ($4,994,000) and FFF of DM 1,329,000 ($942,000) for the six months ended June 30, 1996. The investments reflect an additional capital call of DM 10,000,000 ($6,570,302) for PULS and an additional loan of DM 1,500,000 ($985,545) to FFF during the six months ended June 30, 1996.

     Cash used in financing activities was $2,826,000 and 3,077,000 for the six months ended June 30, 1996 and 1995, respectively, principally consisting of the repayment of bank loans, loans to affiliates and repayment of advances from affiliates.

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

     The Company was paid a dividend of approximately $1,400,000 in 1995 by Nova TV. In March 1996, Nova TV declared a dividend of Kc 330,000,000 ($12,066,000) of which Kc 116,325,00 ($4,153,000) was paid to the Company in May 1996 with the remainder of Kc 116,325,000 ($4,213,000) scheduled to be paid to the Company in November 1996. As part of the CS Agreement, the Company is entitled to receive CS's remaining 1995 dividend of Kc 38.8 million (approximately $1.4 million) scheduled to be paid in November 1996 as well as 88% of all future dividends declared. After the receipt of the remaining 1995 Nova TV dividend, based on the Company's original 66% interest in Nova TV, which totals $4,213,000, the Company will have received 107% of its original US dollar investment in Nova TV made approximately 2.5 years earlier.

     The Company has received offers from banks and is currently negotiating final terms and conditions of the offers to fully underwrite a $50 million long term revolving credit facility (the "Potential Corporate Debt Facility"). The Potential Corporate Debt Facility, after terms and conditions have been successfully negotiated, is subject to satisfactory documentation of final due diligence to be performed by the bank. In connection with these negotiations, CME's subsidiary CME Media Enterprises B.V. ("CME BV") entered into a bridge loan facility, on July 16, 1996, for $10,000,000 with ING Bank which matures on September 30, 1996 and bears annual interest as a rate of 1.6 per annum above LIBOR. The shares of CME BV have been pledged as security for this loan. Both CME and another subsidiary, Central European Media Enterprises N.V. have guaranteed repayment of this facility.

     On August 1, 1996, the Company entered into an agreement with Ceska Sporitelna Bank ("CS") for the purchase of CS's 22% economic interest and 20% of CS voting rights in Nova TV for a purchase price of Kc 1 billion ($36 million). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price Kc 150 million ($5,500,000) will be paid by the Company on November 15, 1996 out of the Company's cash balances. The agreement and subsequent registration of the Company's increased ownership are subject to Czech laws. The CS loan will be drawn in August 1996 and April 1997 and in the amounts of Kc 450,000,000 ($16,298,000) and Kc 400,000,000 ($14,487,000), respectively to fund purchase payments due at those times, and the loan bears an interest rate of 12.9% annually. Quarterly repayments on the loan are required in the amount of Kc 22,500,000 ($815,000) during the period from November 1997 through November 1998, Kc 42,500,000 ($1,539,000) during the period from February 1999 through August 2002, and Kc 20,000,000 ($724,000) during the period from November 2002 through November 2003.

     Primarily, as a result of the 1995 Offering and the results of operations of Nova TV in 1995 and 1996, the Company had cash of $25,348,000 at June 30, 1996 ($53,210,000 at December 31, 1995) and marketable securities of $4,352,000 at June 30, 1996 ($10,652,000 at December 31, 1995) available to finance its future activities.

     The Company has made and will continue to make investments to develop broadcast operations in Central and Eastern Europe and regions of Germany. The Company's cash needs for those investment activities exceed cash generated from operations, resulting in external financing requirements that may be satisfied through bank debt facilities or other means.

     The Company expects that Nova TV's future cash requirements will continue to be satisfied through operating cash flows and available borrowing facilities. Nova TV currently has two loan facilities with Ceska Sporitelna, the first facility consists of a long term loan due on December 30, 1999 in the principal amount of Kc 300 million ($11.0 million) and currently bears interest at a rate of 14.5% per annum, subject to change based on fluctuations in the lender's base rate, of which Kc 180,000,000 ($6,519,000) was outstanding at June 30, 1996. Principal payments of Kc 60,000,000 ($2,194,000) are due each year on this facility. In January 1996 Nova TV paid the Kc 60,000,000 due on this facility for 1996. The second facility is line of credit loan, obtained in November 1995, for an amount up to Kc 250,000,000 ($9,141,000) bearing interest at a rate of 12% per annum. This facility was unutilized at June 30, 1996. These loans are secured by Nova TV's equipment, vehicles and receivables.

     In exchange for certain assets, PRO TV has assumed the payment of two loans from an affiliated entity, payable to Tiriac bank of Romania, which is partially owned by a PRO TV investor. The principal portion of the first loan is $250,000 which bears interest at a rate of 12% per annum. This loan has variable monthly payments with a final balloon payment of $165,000 due in September 1996. The second loan in the sum of $300,000, was fully repaid with interest at the end of May 1996. The first loan is secured by certain equipment of Media Pro International.

     Under the partnership agreement for PULS, the Company is not required to contribute any additional capital to PULS; however, if any of the partners in PULS, including the Company, do not fund future capital requirements their equity interest in PULS may be diluted. In the six months ended June 30, 1996, the Company funded additional capital contributions of DM 12,500,000 ($8,360,000) to PULS of which DM 2,500,000 ($1,642,576) related to a 1995 capital call. In addition, in the six months ended June 30, 1996 the Company funded a shareholder loan to FFF of DM 1,500,000 ($985,545). PULS and FFF are expected to require additional funding of DM 10,000,000 ($6,666,667) and DM 500,000 ($ 333,333), respectively.

     Except for the Company's working capital requirements and completing the funding of television stations in Romania, Slovenia, and Slovakia, the Company's future cash needs will depend on management's acquisition and development decisions. The Company is actively engaged in the development of additional investment opportunities in broadcast licenses and investments in existing broadcasting companies throughout Germany and Central and Eastern Europe. The Company incurs limited expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company anticipates making additional investments in other broadcast operations, supplemented by capital raised from local financial strategic partners as well as local debt and lease financing, to the extent that it is available and appropriate for each project.

     The laws under which the Company's currently operating subsidiaries and affiliates are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. Subsequent to the registration of the Ceska Sporitelna Agreement, However, the Company's voting power will be is not sufficient to compel Nova TV to make distributions. In the case of PULS, the PULS Partnership Agreement provides that if profits are available for distribution, 66 2/3% of the partnership interest may require that 40% of such profits be placed in reserves until DM 16,700,000 are reserved. All profits in excess thereof must be distributed. The agreement relating to FFF does not contain restrictions on distributions out of available profits. In the case of PRO TV, dividends may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal to 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In the case of POP TV, the Company's voting power is not sufficient to compel the payment of dividends. There are no legal reserve requirements in Slovenia. The laws of countries where the Company is developing operations contain restrictions on the payment of dividends.

     The Company believes that the net proceeds of the 1995 Offering together with the Company's current cash balances, cash generated from Nova TV, potential corporate debt facilities, and local financing of broadcast operations and broadcast operations under development should be adequate to satisfy the Company's operating and capital requirements for approximately 12 months. This is a forward looking statement and the Company's actual need for additional capital and the timing thereof may vary materially depending largely on the Company's acquisition and development decisions as set forth above in "Liquidity and Capital Resources."

Part II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July, 1996, the Company, along with the Company's Slovenian partners, entered into an agreement to purchase 66% of the shares of Kanal A, a private television station in Slovenia ("the Kanal A Agreement"). Scandinavian Broadcast Systems, S.A. ("SBS"), which purportedly has certain rights in Kanal A through a Shareholders and Subscription Agreement and Loan Note Agreement, has challenged the enforceability of the Kanal A Agreement in court in England. Both the Company and SBS have filed for and been granted injunctions which prevent the other party from taking certain steps to implement their own agreements or block the other sides' agreement(s). The Company has instituted legal action in Slovenia asking the courts there to resolve the matter.

     Various competitors of PULS and NMF have instituted legal action against the media authorities for Berlin-Brandenburg and the Nuremberg area seeking to overturn their decisions to award broadcast licenses to PULS and NMF, respectively. These actions were instituted in 1994, and there have been no proceedings in relation thereto in the last 15 months. An unfavorable decision in either of these actions could have a material adverse effect on the Company.

     The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The following are the results of voting by shareholders present or represented at the Annual Meeting of Shareholders held on May 3, 1996.

     a) Election of Directors: The following persons, as named in CME's proxy, were elected to serve as Directors of CME until the next annual meeting of shareholders or until their respective successors have been elected and qualified:

                                     Votes for                  Abstain

Leonard M. Fertig                    82,951,121                 15,567
Andrew Gaspar                        82,951,121                 15,567
Ronald S. Lauder                     82,951,121                 15,567
Mark Palmer                          82,951,121                 15,567
Robert Rayne                         82,951,121                 15,567
Herbert S. Schlosser                 82,951,121                 15,567
Nicolas G. Trollope                  82,951,121                 15,567


b) Adoption of the 1995 Stock Option Plan: The 1995 Stock Option Plan was adopted. There were 81,867,876 votes cast for approval, 374,292 against and 3,070 votes abstaining.

c) Adoption of the financial statements: The financial statements of CME for the fiscal year ended December 31, 1995, together with the auditors' report thereon, were adopted. There were 82,940,921 votes cast for approval, 23,967 against, and 1,800 votes abstaining.

d) Approval of independent auditors: Approval of independent auditors: Arthur Andersen were selected as auditors of CME for the fiscal year ending December 31, 1996. There were 82,964,421 votes cast for approval, 1,467 against and 800 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  The following exhibits are attached:

             Exhibit
             -------
             27.01        Financial Data Schedule
             10.01        Quota Purchase Agreement for Videovox
             10.02        Amendment to the Quota Purchase Agreement for Videovox
             10.03        Ceska Sporitelna - CME BV, Transfer Agreement
             10.04        Ceska Sporitelna - CME BV, Annex to Transfer Agreement
             10.05        Ceska Sporitelna - CME BV, Loan Agreement
             10.06        Ceska Sporitelna - CME BV, Agreement on a future
                          Agreement
             10.07        ING bank - CME BV, Bridge Loan Agreement
             10.08        ING bank - CME BV, Share Pledge Agreement

         b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  /s/ Leonard M. Fertig
Date:    August 14, 1996                          -----------------------------
                                                       Leonard M. Fertig
                                                    Chief Executive Officer
                                                   (Duly Authorized Officer)


                                                  /s/ John A. Schwallie
Date:    August 14, 1996                          -----------------------------
                                                      John A. Schwallie
                                                   Chief Financial Officer
                                                  (Principal Financial Officer)

                                  Exhibit Index


          Exhibit                                                    Page Number

   27.01  Financial Data Schedule                                        24
   10.01  Quota Purchase Agreement for Videovox
   10.02  Amendment to the Quota Purchase Agreement for Videovox
   10.03  Ceska Sporitelna - CME BV, Transfer Agreement
   10.04  Ceska Sporitelna - CME BV, Annex to Transfer Agreement
   10.05  Ceska Sporitelna - CME BV, Loan Agreement
   10.06  Ceska Sporitelna - CME BV, Agreement on a future Agreement
   10.07  ING bank - CME BV, Bridge Loan Agreement
   10.08  ING bank - CME BV, Share Pledge Agreement