Form 10-Q
period 1996-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1996-11-14
CIK 925645

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                       Outstanding as of November 13, 1996
-----                                       -----------------------------------

Class A Common Stock, par value $.01                                 16,249,398
Class B Common Stock, par value $.01                                  7,592,903

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995
                                     ($000s)

                                ASSETS                              September 30,   December 31,
                                                                       1996             1995
                                                                     (unaudited)
                                                                    ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                            14,309         53,210
   Investments in marketable securities                                  1,817         10,652
   Restricted cash                                                       1,600          4,216
   Accounts receivable (net of allowances of $2,148, $1,105)            22,051         32,475
   Program rights costs                                                 10,842          9,219
   Value-added tax recoverable                                              67            733
   Advances to affiliates                                                2,741            953
   Prepaid expenses                                                      6,749          5,270
                                                                      --------       --------

             Total current assets                                       60,176        116,728

INVESTMENT IN UNCONSOLIDATED AFFILIATES                                 39,830         12,433
LOANS TO AFFILIATES                                                     24,306          6,272
PROPERTY, PLANT & EQUIPMENT (net of depreciation
  of $18,549, $10,281)                                                  58,131         51,699
PROGRAM RIGHTS COSTS                                                    11,442         10,496
BROADCAST LICENSE COSTS AND OTHER INTANGIBLES (net
  of amortization of $1,370, $1,007)                                     2,036          2,365
LICENSE ACQUISITION COSTS (net of amortization of $654, $54)             4,123          4,723
GOODWILL                                                                29,644          1,510
ORGANIZATION COSTS (net of amortization of $858, $507)                   1,044          1,337
DEVELOPMENT COSTS (net of allowance of $3,627, $4,373)                  17,373         10,127
DEFERRED TAXES                                                           1,734            559
OTHER ASSETS                                                             3,158          3,778
                                                                      --------       --------

             Total assets                                              252,997        222,027
                                                                      ========       ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY            September 30,    December 31,
                                                                      1996              1995
                                                                   -------------    -----------
CURRENT LIABILITIES:
   Accounts payable                                                     11,997         12,956
   Accrued liabilities                                                  19,025          9,804
   Duties and other taxes payable                                        1,030            288
   Income taxes payable                                                  7,885         15,946
   Dividend payable                                                      1,355           --
   Current portion of obligations under capital lease                    1,729          2,111
   Current portion of credit facilities                                 25,402          2,661
   Current portion of investment payable                                10,864           --
   Advances from affiliates                                                324          2,687
                                                                      --------       --------

             Total current liabilities                                  79,611         46,453

DEFERRED INCOME TAXES                                                    2,886          2,317
OBLIGATIONS UNDER CAPITAL LEASE                                          7,740          8,747
LONG-TERM PORTION OF CREDIT FACILITIES                                  23,517          6,766
LONG-TERM PORTION OF INVESTMENT PAYABLE                                 20,415           --
OTHER LIABILITIES                                                         --              173
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                           7,356         18,635

SHAREHOLDERS' EQUITY:
   Preferred Stock, $0.01 par value: authorized: 5,000,000 shares;
   issued and outstanding: none                                           --             --
   Class A Common Stock, $0.01 par value: authorized:
     30,000,000 shares; issued and outstanding:
     10,292,504 shares at September 30, 1996 and 10,294,549
     at December 31, 1995                                                  103            103
   Class B Common Stock, $0.01 par value: authorized:
     15,000,000 shares; issued and outstanding:
        8,029,797 shares                                                    80             81
   Additional paid-in capital                                          186,521        187,997
   176,872 Class A Treasury stock of $0.01 par value - retired            --           (2,476)
                                                                      --------       --------
                                                                       186,521        185,521
   Accumulated deficit                                                 (75,073)       (48,001)
   Cumulative currency translation adjustment                             (159)         1,232
                                                                      --------       --------

   Total shareholders' equity                                          111,472        138,936
                                                                      --------       --------

   Total liabilities and shareholders' equity                          252,997        222,027
                                                                      ========       ========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Operations
                         ($000s, except per share data)

                                                                     For the three months         For the nine months
                                                                     ended September 30,          ended September 30,
                                                                  --------------------------   -------------------------
                                                                     1996           1995          1996           1995
                                                                  (unaudited)    (unaudited)   (unaudited)    (unaudited)
                                                                  -----------    -----------   -----------    -----------

GROSS REVENUES                                                      28,289         18,920        105,224         77,117
Discounts and agency commissions                                    (5,857)        (3,386)       (20,987)       (14,345)
                                                                  -----------------------      -------------------------
NET REVENUES                                                        22,432         15,534         84,237         62,772

STATION EXPENSES:
Operating costs and expenses                                        11,594          6,487         36,017         19,691
Amortization of programming rights                                   5,171          3,313         15,440          9,805
Depreciation of station fixed assets and other intangibles           3,279          1,679          9,388          4,875
                                                                  -----------------------      -------------------------
Total station operating costs and expenses                          20,044         11,479         60,845         34,371
     Selling, general and administrative expenses                    5,682          1,358         14,417          4,297
                                                                  -----------------------      -------------------------

CORPORATE EXPENSES:
Corporate operating costs and development expenses                   4,218          2,551         10,728          7,090
Stock compensation charge                                             --               50           --              860
Amortization of goodwill and allowance for development costs           744            600          1,407          1,500
                                                                  -----------------------      -------------------------
                                                                     4,962          3,201         12,135          9,450

OPERATING (LOSS) INCOME                                             (8,256)          (504)        (3,160)        14,654

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES                         (5,621)        (3,927)       (11,557)       (10,693)
INTEREST AND OTHER INCOME                                              205            147          1,284          1,106
INTEREST EXPENSE                                                    (1,382)        (1,375)        (2,914)        (3,509)
FOREIGN CURRENCY EXCHANGE (LOSS) GAIN                                  713            (47)          (917)            68
                                                                  -----------------------      -------------------------

Net loss before provision for income taxes                         (14,341)        (5,706)       (17,264)         1,626
Provision for income taxes                                            (885)        (1,172)        (9,198)        (9,350)
                                                                                                --------       --------

Net loss before minority interest in consolidated subsidiaries     (15,226)        (6,878)       (26,462)        (7,724)
MINORITY INTEREST IN INCOME (LOSS)
 OF CONSOLIDATED SUBSIDIARIES                                          534           (258)          (610)        (4,181)
                                                                  -----------------------      -------------------------

Net Loss                                                           (14,692)        (7,136)       (27,072)       (11,905)
                                                                  =======================      ========================

PER SHARE  DATA
Net loss per common share                                            (0.80)         (0.51)         (1.48)         (0.85)

Weighted average number of common shares outstanding (000's)        18,348         14,021         18,348         14,021


                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                     Consolidated Statements of Cash Flows
                                     ($000s)

                                                             For the nine months
                                                             ended September 30,
                                                             -------------------
                                                                1996      1995
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      (27,072)  (11,905)

Adjustments to reconcile net loss to net cash
generated from operating activities:
    Equity in loss of unconsolidated affiliates                11,557    10,693
    Depreciation & amortization                                27,175    14,680
    Minority interest in income (loss) of consolidated
    subsidiaries                                                  610     4,181
    Valuation allowance for development costs                     253     1,500
    Stock compensation charge                                    --         860
Changes in assets & liabilities:
    Accounts receivable                                        9,239    (2,512)
    Related party receivable                                     --         462
    Program rights costs                                      (18,656)  (18,738)
    Value-added tax recoverable                                   666       (98)
    Advances to affiliates                                     (4,174)     --
    Prepaid expenses                                           (1,376)   (3,472)
    Other assets                                                 --         (60)
    Accounts payable                                             (736)     (380)
    Accrued liabilities                                         8,905     1,566
    Income & other taxes payable                               (7,700)    7,707
    Other liabilities                                            --       3,305
                                                              -------   -------
          Net cash from operating activities                   (1,309)    7,789
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments  in unconsolidated affiliates                 (32,684)  (30,146)
    Investments in marketable securities                        8,835     2,592
    Restricted cash                                             2,616      --
    Acquisition of fixed assets                               (13,219)   (5,110)
    Acquisition of minority shareholder's interest            (16,839)     --
    Purchase of  subsidiary operation                          (2,962)     --
    Dividends paid to minority shareholders                    (1,396)     --
    Payments for broadcast license costs, other
    assets and intangibles                                       (137)     (127)
    Development costs                                          (2,873)   (6,312)
                                                              -------   -------
        Net cash used in investing activities                 (58,659)  (39,103)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Current portion of credit facilities                       22,770    (2,297)
    Financing of acquisition of minority shareholder's
    interest                                                   16,839      --
    Payments under capital lease                               (1,236)   (1,274)
    Loans to affiliates                                       (18,034)     --
    Capital contributed by shareholders                           999      --
    Long-term payables                                           (171)     --
                                                              -------   -------
         Net cash used in financing activities                 21,167    (3,571)
                                                              -------   -------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                     (100)       43
                                                              -------   -------

        Net decrease in cash and cash equivalents             (38,901)  (34,842)
CASH AND CASH EQUIVALENTS, beginning of period                 53,210    42,002
                                                              -------   -------

CASH AND CASH EQUIVALENTS, end of period                       14,309     7,160
                                                               ======     =====

                    CENTRAL EUROPEAN MEDIA ENTERPRISES, LTD.

           Consolidated Statements of Shareholders' Equity (Deficit)
               For the Nine Month Period Ended September 30, 1996
                                    ($000s)

                                                                                                           Cumulative
                                            Class A    Class B   Additional                                 Currency
                                            Common     Common     Paid-in      Treasury    Accumulated     Translation
                                             Stock      Stock      Capital       Stock      Deficit(1)     Adjustment       Total
                                            -------    -------   ----------    --------    -----------     ----------       -----
BALANCE, December 31, 1995                      103      81       187,997       (2,476)      (48,001)        1,232         138,936
  Foreign Currency Transaltion Adjustment        --      --          --           --            --          (1,391)         (1,391)
  Capoital contributed by Shareholders           --      (1)        1,000         --            --            --               999
  REtirement of the Treasury Stock               --      --        (2,476)       2,476          --            --              --
  Net Loss                                       --      --          --           --         (27,072)         --           (27,072)
                                            -------     ---      --------      -------      -------        -------         -------
BALANCE September 30, 1996                      103      80       186,521         --         (75,073)         (159)        111,472
                                            =======     ===      ========      =======      ========       =======         =======

----------
(1) Of the accumulated deficit of $75,073,000 at September 30, 1996, $43,938,000 represents loss in unconsolidated affiliates.

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

     In the Czech Republic, the Company owns a 88% economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("Nova TV"), the leading private national television station in the Czech Republic. On August 1, 1996, the Company increased its economic interest in Nova TV to 88% from 66% through the acquisition of a 22% economic interest in Nova TV from Ceska Sporitelna Bank ("CS") (the "Additional Nova TV Purchase"). The Company is in the process of registering the Additional Nova TV Purchase pursuant to Czech law. On an ongoing basis, after giving effect to the Additional Nova TV Purchase, the Company is entitled to 88.0% of the total profits of Nova TV and has 86.0% of the voting power in Nova TV. CET 21 has a 12% equity interest in Nova TV. The Company entered into an agreement to lend Dr. Vladimir Zelezny, General Director of Nova TV, funds to finance his purchase of shares in CET 21 in order to increase his ownership in CET 21 to 60.0%. This loan will mature in five years. As part of this agreement, Dr. Zelezny has agreed to vote such shares in accordance with the vote of the Company with respect to certain matters, including dividends.

     In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac operate PRO TV, a commercial television network, through Media Pro International S.A. ("Media Pro International"). The Company holds a 77.5% equity interest in Media Pro International, although the Company's partners hold options valid through October 1997 which, if exercised, would reduce the Company's interest to approximately 66%. PRO TV launched operations in December 1995 and reaches approximately 48% of Romania's population. The Company intends to exercise its option to purchase 49.0% of the equity of PRO TV, SRL, currently owned by Messrs. Sarbu and Tiriac which holds many of the licenses for the stations which comprise the PRO TV network. In September 1996, the Company acquired a 95.0% equity interest in Unimedia SRL ("Unimedia"), which has agreed to acquire a 10.0% equity interest in a consortium, MobilRom ("MobilRom"). MobilRom has applied for a telecommunications licenses in Romania. Adrian Sarbu owns the remaining 5.0% of UniMedia. It is anticipated that MobilRom will not have active operations unless it is awarded such a license.

     In Slovenia, the Company launched POP TV in December 1995 together with MMTV d.o.o. Ljubljana ("MMTV") (formerly known as Boutique MMTV) and Tele 59 d.o.o. Maribor ("Tele 59"), through the formation of Produkcija Plus d.o.o. ("Pro Plus"). POP TV provides programming to and sells advertising for MMTV, Tele 59 and an additional affiliate, Robin TV. The Company owns 58% of the equity of Pro Plus, but has an effective economic interest of 72%, as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59, each of which have a 21% interest in Pro Plus. POP TV reaches approximately 75% of Slovenia's population. In July 1996, the Company, together with MMTV and Tele 59 entered into an agreement to purchase a 66.0% equity interest in Kanal A, a privately owned television station in Slovenia, which competes with POP TV (the "Kanal A Agreement"), which would increase POP TV's broadcast reach to approximately 85% of the Slovenian population. There is currently an injunction in effect preventing the completion of the Kanal A Agreement (See "Legal Proceedings").

     In the Slovak Republic, the Company has an 80.0% economic and a 49.0% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS") which launched Markiza TV as a national television station on August 31, 1996. Markiza TV reaches approximately 60% of the Slovak Republic's population.

     In Hungary, the Company holds a 95% ownership interest in 2002 Consulting and Servicing Limited Liability Company ("2002"), the entity through which the Company intends to develop broadcast operations in Hungary. 2002 has a 97.4% indirect beneficial ownership interest in Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and production company acquired by 2002 in May 1996.

     The Company owns a 55.95% non-controlling interest in PULS ("PULS"), a regional television station based in Berlin, Germany. The partners of PULS have retained a financial advisor to seek one or more strategic partners for PULS. Such a strategic partner would be expected to acquire a significant equity interest in PULS and assume responsibility for PULS' operations. Such a strategic investment would be anticipated to significantly dilute the Company's equity investment in PULS and to decrease the Company's future funding obligations to PULS. Such investment also could result in a material reduction of the carrying value of the Company's equity investment in PULS, which is $12,389,000 as of September 30, 1996, and a corresponding charge against the Company's earnings in the period incurred. Regardless of whether a transaction with a strategic investor is consummated, there is no assurance that the Company may not have to take a reduction of all or a portion of the carrying value of PULS. The Company owns a 50% interest (non-voting profit participation) in Franken Funk & Fernsehen GmbH ("FFF"), which owns 74.8% of a regional television station in Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ("NMF"). The Company has a 49% non-controlling interest, and a 50% economic interest in Sachsen Funk und Fernsehen GmbH, Germany ("SFF") which owns 33.33% equity interest in Sachsen Fernsehen Betriebs KG, which operates regional television stations in Leipzig and Dresden, Germany. A reduction of the carrying value of PULS, or other factors, might cause the Company to reduce all or part of the carrying value of the Company's investments in FFF and SFF, which were $5,990,000 and $730,000, respectively, as of September 30, 1996. At the date of filing the Company's Form 10-Q for the quarter ended September 30, 1996, the Company does consider the value of PULS TV, FFF and SFF to be impaired.

     In Ukraine, the Company recently acquired a 50.0% interest in a group of companies, including Innova Film GmbH (collectively, the "Studio 1+1 Group"), which has the right through August 2000 to broadcast programming and sell advertising on one of Ukraine's public television stations, UT-1, for a specified number of hours per week, including during prime time. In anticipation of the privatization of all or part of the second Ukraine public television station, UT-2, one of the partners of Studio 1+1 Group is actively seeking rights to broadcast on UT-2. If such partner is successful in obtaining such broadcast rights, the Company anticipates that the Studio 1+1 Group will broadcast programming and sell advertising on UT-2 instead of UT-1. UT-1 reaches approximately 98% of Ukraine's population while UT-2 reaches approximately 95% of Ukraine's population. The Company's investment in Studio 1+1 Group of $8,000,000, as of September 30, 1996, is classified in development costs in the accompanying financial statements and was unpaid as of September 30, 1996.

     In Poland, the Company has an agreement with the Polish media group ITI which formed TVN Sp.z.o.o. ("TVN"), to seek national and regional television broadcast licenses in Poland. In October 1996, the Polish National Radio and Television Council made public its intention to award nine television frequencies for Northern Poland, plus Warsaw and Lodz to TVN. It is anticipated that the administrative process which is a requirement in order for the final awards to be granted will be completed by the end of 1996 (See "Subsequent Events"). ITI holds 67.0% of the equity in TVN and the Company holds the remaining 33.0%. TVN recently exercised an option pursuant to which it has now acquired a 49.0% interest in Televisja Wisla Sp.z.o.o. ("TV Wisla"), which operates a television station in southern Poland.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States. In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Nova TV, PRO TV, POP TV, and Videovox as consolidated entities and reflect the interests of the minority owners of Nova TV, PRO TV, POP TV, and Videovox for the nine months ended September 30, 1996. POP TV and PRO TV began operations in December 1995, Videovox was acquired on May 1, 1996 and thus Nova TV was the only consolidated entity for the nine months ended September 30, 1995. The results of the operating stations, Markiza TV, PULS, FFF, and SFF, in which the Company has minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements as investments in unconsolidated affiliates using the equity method. The Company's broadcast operations under development, which includes Studio 1+1 and TVN, and other broadcast development opportunities are reflected in the balance sheet as development costs.

Net Loss Per Share

     Net loss per share was computed by dividing the Company's net loss by the weighted average number of Common Shares (both Class A and Class B) and common share equivalents outstanding during the period ended September 30, 1996. The impact of outstanding options and warrants has not been included in the computation of net loss per share, as the effect of their inclusion would be anti-dilutive.

3.   DIVIDENDS

     In March 1996, Nova TV declared a dividend of Kc 330,000,000 ($12,066,000) of which 116,325,00 ($4,153,000) was paid to the Company in May 1996 and of which Kc 116,325,000 ($4,294,000) was paid to the Company in September 1996.

4.   SUMMARY FINANCIAL INFORMATION FOR MARKIZA TV, PULS AND FFF

                               September 30, 1996           December 31, 1995
                        --------------------------------  ----------------------
                        Markiza TV    PULS       FFF        PULS       FFF
                           $'000      $'000      $'000      $'000      $'000
                         --------   --------   --------   --------   --------
Current assets           $ 17,359   $  4,745   $  2,310   $  6,938   $  2,538
Non-current assets         24,025     13,518      2,498     15,971      3,308
Current liabilities       (10,978)    (3,511)    (2,735)    (5,678)    (1,410)
Non-current liabilities   (10,613)    (8,266)    (9,744)    (9,081)    (9,526)
                         --------   --------   --------   --------   --------

Net assets                 19,793      6,486     (7,671)     8,150     (5,090)
                         ========   ========   ========   ========   ========

                                        For the nine months ended
                        --------------------------------------------------------
                               September 30, 1996           December 31, 1995
                        --------------------------------  ----------------------
                        Markiza TV    PULS       FFF        PULS       FFF
                           $'000      $'000      $'000      $'000      $'000
                         --------   --------   --------   --------   --------
Net revenues                1,195      2,519      3,395      2,450      2,818
Operating loss             (2,276)   (14,021)    (2,604)   (18,211)    (4,517)
Net loss                   (2,481)   (14,078)    (2,779)   (18,593)    (5,201)

     The Company's share of the losses of Markiza TV, PULS, FFF and SFF are accounted for by the equity method for the nine months ended September 30, 1996. Investments in Markiza TV were reclassified from developments costs to investments in unconsolidated affiliates on the station's launch date, August 31, 1996. The Company's share of losses of Markiza TV, PULS, FFF and SFF accounted for by the equity method for the nine months ended September 30, 1996 were $11.6 million.

     As of September 30, 1996 FFF had DM 11.0 million ($7.6 million) in loans from the Company. The loans bear an annual interest rate of 10.5%. The Company has agreed to subordinate its claims under the loans to all other claims against FFF.

     The Company had loans to Markiza TV of $9,000,000 as of September 30, 1996. These loans bear an annual interest rate of 6.0% and are to be repaid in no earlier than five years in accordance with local legal requirements for shareholder loans.

5.   SUBSEQUENT EVENTS

Public Offering

     On November 4, 1996, the Company consumated the offering of 4,800,000 shares of Class A Common Stock (the "1996 Offering"). The 1996 Offering raised $132.0 million, less underwriting discounts and commissions and issuance and other related expenses of approximately $7.3 million. On November 12, 1996, the underwriters for the 1996 Offering consumated the exercise of their option (the "Overallotment Option") to purchase an additional 720,000 shares of Class A Common Stock pursuant to the 1996 Offering. The consummation of the Overallotment Option raised $19.8 million of proceeds, less underwriting discount and commissions of approximately $1.0 million.

Loan Facility

     CME, Central European Media Enterprises N.V., CME's Netherlands Antilles Subsidiary ("CME NV'), and CME BV (collectively, the "CME Borrowers") have executed a term sheet with ING pursuant to which ING and a group of banks would provide the CME Borrowers, with a revolving loan facility in the aggregate of up to $50.0 million (the "Potential Revolving Loan Facility"). The Potential Revolving Loan Facility would bear interest at rates per annum ranging from 2.0% to 3.5% over LIBOR, depending on the financial performance of the CME Borrowers, and would mature on November 30, 2001, except that the maximum commitment would be reduced incrementally every six months beginning on June 30, 1999. The outstanding principal amount at any time on the Potential Revolving Loan Facility could not exceed the maximum commitment at such time. Under the Potential Revolving Loan Facility, the CME Borrowers would pay commitment, arrangement and underwriting fees. The Potential Revolving Loan Facility would be secured by a pledge of CME BV's equity interests in CME's operating Subsidiaries, a pledge of CME NV's equity interest in CME BV, a security interest on all of the assets of CME, and a lien on intercompany loans and current account balances of the CME Borrowers. The Potential Revolving Loan Facility also would contain affirmative and negative covenants, including limitations on additional borrowing, financial covenants (such as limits on consolidated indebtedness to consolidated net worth and consolidated indebtedness to consolidated broadcast cash flow), a negative pledge on the assets of the CME Borrowers, a prohibition on dividend payments to the holders of the Common Stock of CME, and restrictions on mergers and sales and transfers of assets. There can be no assurance that the Potential Revolving Loan Facility will be consummated.

Lauder Promissory Note

     In October 1996, the Company executed a Promissory Note in favor of Ronald
S. Lauder pursuant to which Mr. Lauder agreed to make loans of up to $20.0 million to the Company (the "Lauder Loan"). The Lauder Loan carried interest of 2.0% over LIBOR and provided Mr. Lauder with warrants exercisable for up to 100,000 shares of Class A Common Stock. The Lauder Loan was repaid in accordance with its terms at the consummation of the 1996 Offering. Based on the aggregate advances made by Mr. Lauder of $14.0 million, Mr. Lauder has received warrants exercisable for 70,000 shares of the Class A Common Stock at an exercise price of $30.25 per share, which warrants will be exercisable for 4 years commencing on October 2, 1997.

Radio Alfa

     During 1995 the Company entered into loan and consulting agreements with Radio Nova Alfa ("Radio Alfa"), which broadcasts as the only private national radio station in the Czech Republic, with the intention of converting loans made by the Company to equity upon the approval of the Czech Radio and Television Council. In October 1996, the Czech Radio and Television Council issued an opinion to cancel one of the license conditions attached to the licenses through which Radio Alfa broadcast. The cancellation of this condition will allow the Company to convert loans totaling approximately $3.7 million as of September 30, 1996 into equity interest in Radio Alfa.

Poland

     In October 1996, the Polish National Radio and Television Council made public its intention to award nine television frequencies for Northern Poland, plus Warsaw and Lodz to TVN, the Company's subsidiary. It is anticipated that the administrative process which is a requirement in order for the final awards to be granted will be completed by the end of 1996. ITI holds 67.0% of the equity in TVN and the Company holds the remaining 33.0%. TVN recently exercised an option pursuant to which it has now acquired a 49.0% interest in TV Wisla, which operates a television station in southern Poland that broadcasts to approximately 7.8 million people.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company is the leading television broadcaster in Central and Eastern Europe, broadcasting to an aggregate of 77.1 million people in five countries in the region and additional 8.9 million people in Germany bringing the total to 86 million people. The Company operates the leading national television station in the Czech Republic and the Company's operations in Romania and Slovenia command the leading audience share within their areas of broadcast reach. The Company recently commenced operations in the Slovak Republic and Ukraine and has operations under development in Poland and Hungary which potentially could reach an additional 50 million people. The Company's strategy is to continue to capitalize on the substantial market opportunities created by the emergence of private commercial television and the corresponding significant growth of television advertising expenditures in these markets.

     The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company also engages in certain barter transactions in which its broadcast operations exchange unsold commercial advertising time for goods and services such as programming, broadcasting equipment, hotel rooms, car rentals and newspaper advertising space. The Company experiences seasonality with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the Summer holiday schedule (typically July and August) and highest during the fourth quarter of each calendar year.

     The primary expenses incurred in operating broadcast stations are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. Certain of the Company's operations do not require the direct incurrence of broadcast transmission expenses. License fees payable to government entities in connection with securing television licenses from government authorities, if any, are usually minimal. However, the Company incurs significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities as well as restructuring existing affiliate entities which hold the licenses.

     The Company conducts all of its operations through subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The subsidiaries' ability to make distributions to the Company are also subject to the legal availability of sufficient operating funds which are not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's currently operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses based on local statutory accounting principles.

SELECTED COMBINED FINANCIAL INFORMATION - BROADCAST CASH FLOW

     The following table sets forth certain combining operating data for the years ended December 31, 1995 and 1994 and the nine months ended September 30, 1996 and 1995 (dollar in thousands) for national television broadcast entities or networks. This is supplemental information presented solely for additional analysis of the consolidated statements and not as a presentation of financial position and results of operations of each component. Regional television stations in Germany are not included in this analysis as these operations are dissimilar from those of national television broadcast entities as regional television stations in Germany purchase only limited amounts of programming but broadcast primarily self produced shows. Furthermore, the partners of PULS have retained a financial advisor to seek one or more strategic partners for PULS (See Note 1, "Organization and Business"). The investments in the German operations are accounted for under the equity method and operating data for these companies are set forth in Note 4.

     The Company accounts for its 80% economic interest in Markiza TV using the equity method of accounting. Under this method of accounting, the Company's interest in net earnings or losses of Markiza TV is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The following supplementary unaudited combined information includes certain financial statement captions of Markiza TV on a line-by-line basis as is done for the Company's consolidated entities, Nova TV, PRO TV and POP TV.

     For the year ended December 31, 1995 and the nine months ended September 30, 1995, Nova TV was the only operation included as a consolidated entity in the figures below. POP TV and PRO TV began operations in December 1995 and Markiza TV began operations in August 1996. The Company believes that this combined operating data provides useful disclosure.

                                                              (Unaudited)
                                                       For the nine months ended
                               Year ended December 31,       September 30,
                               ----------------------- -------------------------
                                  1994        1995        1995      1996(1)
                                  ----        ----        ----      -------
Operating Data (1):
Net revenues .................  $ 53,566    $ 98,919    $ 62,772    $ 84,716

Station operating expenses ...   (36,083)    (53,451)    (34,371)    (62,679)

Selling, general and
administrative expenses ......    (6,009)     (6,816)     (4,297)    (14,457)
                                --------    --------    --------    --------

Station operating income .....    11,474      38,652      24,104       7,580

Depreciation of assets .......     3,773       7,251       4,875       9,681

Amortization of programming
  rights .....................    10,403      16,319       9,805      16,039

Cash program rights costs ....   (13,417)    (24,040)    (18,738)    (21,852)
                                --------    --------    --------    --------

Broadcast cash flow ..........  $ 12,233    $ 38,182    $ 20,046    $ 11,448
                                ========    ========    ========    ========

Broadcast cash flow margin ...        23%         39%         32%         14%

Broadcast cash flow
attributable to the Company ..     8,074      25,200      13,230      12,260(3)


                                                          Nine Months Ended September 30,
                                  ---------------------------------------------------------------------------------
                                   1995        1996          1996       1996       1996          1996        1996
                                   ----        ----          ----       ----       ----          ----        ----
                                  Nova TV     Nova TV       PRO TV     POP TV   Subtotal(2)     Markiza    Adjusted
                                  -------     -------       ------     ------   -----------     --------   --------
                                                                                                   TV      Total(1)
Operating Data:
Net revenues ...................  $ 62,772    $ 70,327      $  7,975   $  5,219   $ 83,521      $  1,195   $ 84,716
Station operating expense ......   (34,371)    (39,453)      (11,515)    (9,284)   (60,252)       (2,427)   (62,679)

Selling, general and
administrative expenses ........    (4,297)     (5,947)       (4,012)    (3,454)   (13,413)       (1,044)   (14,457)
                                  --------    --------      --------   --------   --------      --------   --------

Station operating income .......    24,104      24,927        (7,552)    (7,519)     9,856        (2,276)     7,580

Depreciation of assets .........     4,875       5,712         1,763      1,880      9,355           326      9,681

Amortization of programming
rights .........................     9,805      12,360         2,205        875     15,440           599     16,039

Cash program rights costs ......   (18,738)    (13,152)       (3,581)    (1,923)   (18,656)       (3,196)   (21,852)
                                  --------    --------      --------   --------   --------      --------   --------

Broadcast cash flow ............    20,046      29,847        (7,165)    (6,687)    15,995        (4,547)    11,448
                                  ========    ========      ========   ========   ========      ========   ========

Broadcast cash flow margin .....        32%         42%         --         --          19%          --           14%

Broadcast cash flow attributable
to the Company .................    13,230      26,265(3)     (5,553)    (4,815)    15,897(3)     (3,638)    12,260(3)


(1) Represents combined operating data for national television broadcast entities which includes Markiza TV, on a line-by-line basis, which is accounted for using the equity method of accounting in the accompanying consolidated financial statements, and does not include regional television stations in Germany which purchase only limited amounts of programming and Videovox, a Hungarian dubbing and production company. Furthermore, the partners in PULS have retained a financial advisor to seek one or more strategic partners for PULS (See Note 1, "Organization and Business").

(2)  Includes consolidated television broadcast entities only.

(3) Reflects the Additional Nova TV Purchase on August 1, 1996 as if such acquisition had been effective from January 1, 1996.

     "Broadcast cash flow" is a broadcasting industry measure of performance and defined as net revenues, less station operating expenses excluding depreciation and amortization, station selling, general and administrative expenses, and cash program rights costs. "Broadcast cash flow margin" is broadcast cash flow divided by net revenues. "Broadcast cash flow attributable to the Company" is broadcast cash flow which is attributable to the Company based on the Company's effective economic interest in Nova TV, PRO TV, POP TV and Markiza TV as of September 30, 1996 which was 88%, 77.5%, 72% and 80%, respectively. The Company acquired the additional 22% economic interest in Nova TV on August 1, 1996 pursuant to the Additional Nova TV Purchase (which is in the process of being registered under Czech law). Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. The Company has included broadcast cash flow because it is commonly used in the broadcast industry as a measure of performance. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with generally accepted accounting principles.

     Total broadcast cash flow for the nine months ended September 30, 1996 was $11,448,000. For the nine months ended September 30, 1996, Nova TV's broadcast cash flow increased by 49% to $29,847,000 from $20,046,000 in the same period in 1995; while broadcast cash flow attributable to the Company from Nova TV would have increased by 99%, or $13,035,000, had the Additional Nova TV Purchase (See
Note 1. "Organization and Business") been effective from January 1, 1996 compared to $13,230,000 in the same period in 1995. Nova TV's stronger broadcast cash flow was primarily the result of increased net revenues and lower programming rights costs during the period. Lower program rights costs in 1996 are in part the result of Nova TV's 1995 investment in programming for future periods to achieve lower program costs. As anticipated by the Company, for the nine months ended September 30, 1996, Nova TV's broadcast cash flow has continued to be partially offset by negative broadcast cash flow of PRO TV ($7,165,000), POP TV ($6,687,000) and Markiza TV ($4,547,000) as these stations continue to build out operations and invest in programming for future periods.

Application of Accounting Principles

     Although the operations are largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with generally accepted accounting principles in the United States. The Company's consolidated operating statements include the results of Nova TV, PRO TV, POP TV, and Videovox and separately set forth the minority interest attributable to other owners of Nova TV, PRO TV, POP TV, and Videovox for the nine months ended September 30, 1996. POP TV and PRO TV began operations in

December 1995 while Videovox was acquired in May 1996. Nova TV was the only consolidated entity for the nine months ended September 30, 1995. The results of other broadcast operations, Markiza TV, PULS, FFF and SFF, are accounted for using the equity method which reflects the Company's share of the net income or losses in those operations. The Company's investments in broadcast operations under development and other broadcast development opportunities are reflected on the balance sheet as development costs.

Foreign currency

     The Company and its subsidiaries generate revenues primarily in Czech korunas ("KC"), Romanian lei ("ROL"), Slovenian tolar ("SIT") German marks ("DM") and Slovak korunas ("SK"), and incur substantial operating expenses in those currencies. The Romanian lei, Slovenian tolar and Slovak koruna are managed currencies with limited convertibility. The Company also incurs operating expenses of programming in United States dollars and other foreign currencies. For entities operating in economies that are considered non-highly inflationary, which include Nova TV and POP TV, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. PRO TV operates in an economy qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments are included in the determination of the income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company. The official exchange rates for the Czech koruna, Romanian lei, Slovenian tolar and Slovak koruna and market exchange rate for the German mark, at the end of, and during, the periods indicated were as follows:

                                                                                 Income Statement
                                           Balance Sheet                         ----------------
                                           -------------                                Nine
                                                                       Nine Months     months
                                    At           At                       ended         ended       Movement
                                 December    September     Movement     September     September        %
                                 31, 1995     30, 1996         %         30, 1995     30, 1996
                                 --------     --------         -         --------     ---------        -
Czech koruna equivalent of         26.60        26.94          -1          26.50          27.27          -3
$1.00
Romanian lei equivalent of         2,578        3,261          -26         2,402(1)       2,987          -24
$1.00
Slovak koruna equivalent of        29.69        30.96          -8          29.68(2)       30.96(3)       -4
$1.00
Slovenian tolar equivalent of        126          136          -8            126(4)         135          -7
$1.00
German mark equivalent of           1.43          1.5          -5           1.42           1.52          -7
$1.00

(1)  Average exchange rate from December 1, 1995 through December 31, 1995 only.
(2)  Average for 1995.
(3)  Average for September 1996.
(4) Average exchange rate from December 15, 1995 through December 31, 1995 only.

     The Company's results of operations and financial position for the nine months ended September 30, 1996 have been impacted by changes in foreign currency exchange rates since December 31, 1995. In the highly inflationary economy in Romania, PRO TV indexes sales contracts to the United States dollar in order to minimize the effects of Romanian lei devaluations. The Czech koruna, German mark, Romanian lei, Slovenian tolar and the Slovak koruna have all weakened against the United States dollar in the nine months ended September 30, 1996 as shown above.

     As a result, the underlying Czech koruna and Slovenian tolar assets and liabilities of Nova TV and POP TV, respectively, have decreased by 1% and 8%, respectively, in dollar terms during the nine months ended September 30, 1996 due to foreign exchange movements. PRO TV's monetary assets and liabilities have decreased by up to 26% during the nine month period ended September 30, 1996 depending on the time they remained outstanding during the period.

     Nova TV's operating income, together with interest costs and minority interest, is approximately 3% lower than would be the case had the weighted average exchange rate for the nine months ended September 30, 1996 remained the same as for the nine months ended September 30,1995.

     PRO TV's and POP TV's operating losses, together with interest costs and minority interest, are approximately 24% and 7%, respectively, lower than would be the case had the weighted average exchange rate for the nine months ended September 30, 1996 remained the same as for the year ended December 31, 1995 (subject to certain adjustments to Media Pro International profit and loss items which are derived from non-monetary assets and liabilities). Similarly, equity in losses in unconsolidated affiliates in Germany, PULS and FFF, and in the Slovak Republic, Markiza TV, will have decreased 7% and 4% in dollar terms, respectively.

Supplemental Operating Data
(Unaudited)

     The following table sets forth certain combining operating data for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995. For the three and nine months ended September 30, 1995, Nova TV was the only operation included as a consolidated entity in the figures below. POP TV and PRO TV began operations in December 1995, Videovox in May 1996, and Markiza TV in August 1996.


            (000s of $)               For the three months   For the nine months
                                      ended September 30,    ended September 30,
                                      --------------------  --------------------

                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
Net Revenue:
   Nova TV - Czech Republic           $ 17,449   $ 15,534   $ 70,327   $ 62,772
   PRO TV - Romania                      2,995       --        7,975       --
   POP TV - Slovenia                     1,563       --        5,219       --
   Videovox - Hungary                      425       --          716
                                      --------   --------   --------   --------
         Total                          22,432     15,534     84,237     62,772

Total Station Expense:
   Nova TV - Czech Republic             14,623     12,837     45,400     38,668
   PRO TV - Romania                      5,544       --       15,527       --
   POP TV - Slovenia                     4,698       --       12,738       --
   Videovox - Hungary                      861       --        1,597
                                      --------   --------   --------   --------
         Total                          25,726     12,837     75,262     38,668

EBITDA:
   Nova TV - Czech Republic              4,752      4,376     30,639     28,979
   PRO TV - Romania                     (1,935)      --       (5,789)      --
   POP TV - Slovenia                    (2,418)      --       (5,639)      --
                                      --------   --------   --------   --------
         Total                             399      4,376     19,211     28,979

Operating profit (loss)
   Nova TV - Czech Republic              2,826      2,697     24,927     24,104
   PRO TV - Romania                     (2,549)      --       (7,552)      --
   POP TV - Slovenia                    (3,135)      --       (7,519)      --
   Videovox - Hungary                     (436)      --         (881)
                                      --------   --------   --------   --------
         Total                          (3,294)     2,697      8,975     24,104

Equity in loss of unconsolidated
entities
   German operations (PULS,             (3,542)    (3,927)    (9,478)   (10,693)
   FFF and SFF)
   Slovak entity (Markiza TV)           (2,079)      --       (2,079)
                                      --------   --------   --------   --------
         Total                          (5,621)    (3,927)   (11,557)   (10,693)

Results of Operations

Three months ended September 30, 1996 compared to three months ended September 30, 1995

     The Company's consolidated net revenues increased 44.4%, or $6,898,000, to approximately $22,432,000 for the three months ended September 30, 1996 compared to the same period in 1995. In the three months ended September 30, 1996, Nova TV's net revenues from advertising sales increased by 21%, or $2,725,000, compared to the same period in 1995 while net revenues from game shows and barter transactions were lower by $810,000. Nova TV has decreased the volume of barter programs and is realizing less income from game shows. As a result, Nova TV's net revenues in the three months ended September 30, 1996, increased by $1,915,000, or 12%, to $17,449,000 compared to the same period last year. The increase in Nova TV's net revenue from advertising sales was due to the continued increase of the total advertising market in the Czech Republic and Nova TV's ability to maintain a market share of 65-70%. PRO TV's and POP TV's net revenues were $2,995,000 and $1,563,000, respectively, for the three months ended September 30, 1996. Since the Company has a minority ownership or non-controlling interest in Markiza TV, PULS, FFF and SFF, losses incurred by Markiza TV, PULS, FFF and SFF are accounted for under the equity method and, therefore, no revenues are presented in respect of these entities.

     Total station operating costs and expenses increased by $8,565,000 to $20,044,000 for the three months ended September 30, 1996. The increase in total station operating costs and expenses was primarily due to PRO TV's, POP TV's, and Videovox's total station operating costs and expenses which were $3,783,000, $3,009,000 and $218,000, respectively, and to a lesser extent an increase in Nova TV's total station operating costs and expenses of $1,553,000, or 13.5%, to $13,032,000 for the three months ended September 30, 1996. The increase in Nova TV's total station operating costs and expenses is primarily due to the increased scope of operations of Nova TV and amortization on Nova TV's larger program library. Without the effects of increases in program amortization and depreciation in the three months ended September 30, 1996 over the three months ended September 30, 1995, Nova TV's total station operating costs and expenses increased by 4%, or $455,000, in the three months ended September 30, 1996. Additional distribution costs were incurred at PRO TV as the station expanded its broadcast reach from approximately 33% at December 31, 1995 to approximately 48% at September 30, 1996.

     Selling, general and administrative expenses increased by $4,324,000 to $5,682,000 in the three months ended September 30, 1996 from $1,358,000 in the three months ended September 30, 1995. The increase in selling, general and administrative expenses was primarily due to the selling, general and administrative expenses of PRO TV and POP TV which were $1,761,000 and $1,689,000, respectively, in the three months ended September 30, 1996 and to a lesser extent the increase in Nova TV's selling, general and administrative expenses of $233,000, or 17%, to $1,591,000 in the three months ended September 30, 1996 from $1,358,000 in the three months ended September 30, 1995. In the three months ended September 30, stations generally increase their marketing efforts in anticipation of the fourth quarter of 1996.

     Corporate operating costs and development expenses for the three months ended September 30 1996 and 1995, are $4,218,000 and $2,551,000 respectively, increasing $1,667,000, or 65%. The increase was primarily due to the Company's increased scope of operations over the same period in 1995, which includes the Company's new projects in Poland, Ukraine, and Hungary, the launch of Markiza TV in August 1996 and development activities in other countries.

     Equity in losses of unconsolidated affiliates was $5,621,000 for the three months ended September 30, 1996 compared to $3,927,000 in the same period in 1995. The increase was primarily attributable to the Company's share of losses of Markiza TV (launched in August 1996) which totaled $2,079,000; offset by a reduction of $713,000, or 18%, of the

Company's share of losses in PULS and FFF compared to the same period in 1995 (See Note 1 "Organization and Business").

     For the three months ended September 30, 1996, the Company net loss was $14,692,000 compared to $7,136,000 for the same period in 1995. The increase in net loss is primarily attributable to the anticipated losses from stations launched after September 30, 1995, which includes PRO TV, POP TV, Markiza TV and SFF and increased corporate and development costs; partially offset by stronger results for Nova TV compared to the same period in 1995.

Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

     For the nine months ended September 30, 1996, consolidated net revenue totaled $84,237,000 compared to $62,772,000 for the same period last year, representing an increase of 34%. In the nine months ended September 30, 1996, Nova TV's net revenues from advertising sales increased by 17%, or $9,307,000, compared to the same period in 1995 while net revenues from game shows and barter transactions were lower by $1,752,000. Nova TV has decreased the volume of barter programs and is realising less income from game shows. As a result, Nova TV's net revenues in the nine months ended September 30, 1996, increased by $7,555,000, or 12%, to $70,327,000 compared to the same period last year. The increase in Nova TV's net revenues was due to the continued increase of the total advertising market in the Czech Republic and Nova TV's ability to maintain a market share of 65-70%. Net revenues for PRO TV and POP TV were $7,975,000 and $5,219,000, respectively, during the period. Since the Company has a minority ownership or non-controlling interest in Markiza TV, PULS, FFF and SFF, losses incurred by Markiza TV, PULS, FFF and SFF are accounted for under the equity method and, therefore, no revenues are presented in respect of these entities in the accompanying consolidated financial statements.

     Total station operating costs and expenses increased by $26,474,000 to $60,845,000 in the nine months ended September 30, 1996. As a percentage of net revenues, total station operating costs and expenses increased from 54.8% in the nine months ended September 30, 1995 to 72.2% for the nine months ended September 30, 1996. These expenses represent the costs associated with the operations of Nova TV, PRO TV, POP TV and Videovox, including amortization of programming rights of $15,440,000 and $9,805,000, and depreciation of station assets and amortization of other intangibles of $9,388,000 and $4,875,000 in the nine months ended September 30, 1996 and 1995, respectively. The increase in total station operating costs and expenses is primarily attributable to the addition of the Company's new operations, PRO TV, POP TV, and Videovox, which had total operating costs and expenses of $11,515,000, $9,284,000 and $593,000, respectively, and partially to the increased scope of operations of Nova TV and amortization on Nova TV's larger program library. Without the effect of the increase in program amortization and depreciation in the nine months ended September 30, 1996 over the nine month period ended September 30, 1995, Nova TV's total station operating costs and expenses increased by $1,690,000, or 9%, from the same period in 1995. Additional distribution costs were incurred at PRO TV as the station expanded its broadcast reach from approximately 33% at December 31, 1995 to approximately 48% at September 30, 1996.

     Station selling, general and administrative expenses increased by $10,120,000 to $14,417,000 in the nine months ended September 30, 1996 from $4,297,000 for the same period in 1995. As a percentage of net revenues, station selling, general and administrative expenses increased from 6.8% for the nine months ended September 30, 1995 to 17.1% for the nine months ended September 30, 1996. This increase in station selling, general and administrative expenses as a percentage of net revenues was primarily the result of additional station selling, general and administrative expenses from PRO TV and POP TV, as during the nine months ended September 30, 1996 these companies were in the early stage of operations and did not have proportionate revenues to Nova TV. In the nine months ended

September 30, 1996, Nova TV's station selling, general and administrative expenses increased by $1,650,000, or 38%, to $5,947,000 due to increased public relations and marketing primarily during the six months ended June 30, 1996.

     Corporate operating costs and development expenses in the nine months ended September 30, 1996 and 1995 were $10,728,000 and $7,090,000, respectively, increasing $3,638,000, or 51%. The increase was primarily due to the Company's increased scope of operations over the same period in 1995, which includes the Company's new projects in Poland, Ukraine, and Hungary, the launch of Markiza TV in August 1996 and development activities in other countries.

     Operating income (loss) decreased $17,814,000 as the Company generated operating loss of $3,160,000 in the nine months ended September 30, 1996 compared to operating income of $14,654,000 in the nine months ended September 30, 1995. The overall decrease in the Company's operating results was primarily attributable to anticipated operating losses from the Company's new operations, PRO TV and POP TV, both launched in December 1995, and to a lesser extent to increased corporate and development expenses; partially offset by the increase in operating income of Nova TV over the same period in 1995.

     Equity in loss in unconsolidated affiliates increased by $864,000 to $11,557,000 for the nine months ended September 30, 1996 from $10,693,000 for the nine months ended September 30, 1995. The Company's share of the losses of Markiza TV which was launched in August 1996 totaled $2,079,000. The Company's share of losses in PULS and FFF decreased by $1,542,000, or 14% for the nine months ended September 30, 1996. The Company's share of losses in PULS for the nine months ended September 30, 1996 was lower despite the Company's increase in ownership from 43.57% at September 30, 1995 to 55.95% at September 30, 1996. PULS has begun a new local programming format which has reduced operating costs as well as slightly increasing net revenues. In addition, losses at FFF have also decreased as a result of a similar change in its programming format and slightly increased net revenues.

     Interest and other income increased by $178,000, or 16% to $1,284,000 for the nine months ended September 30, 1996.

     Interest expense decreased $595,000, or 17%, to $2,914,000 during the nine months ended September 30, 1996 from $3,509,000 in the nine months ended September 30, 1995. This is primarily due to lower debt levels at Nova TV, including the early repayment of debt, during the nine month period ended September 30, 1996 compared to the same period in 1995; partially offset by interest expense from a corporate bridge loan facility (See "Bridge Loan" in Liquidity and Capital Resources).

     Provision for income taxes was $9,198,000 for the nine months ended September 30, 1996 and $9,350,000 for the nine months ended September 30, 1995. The income tax provision in the nine months ended September 30, 1996 and 1995 primarily related to income taxes payable in the Czech Republic on Nova TV pre-tax profits which have increased due to higher net income at Nova TV, offset by an income tax rate of 41% in the nine months ended September 30, 1995 and an income tax rate of 39% in the nine months ended September 30, 1996.

     Minority interest in (income) loss of consolidated subsidiaries was $610,000 in the nine months ended September 30, 1996 and $4,181,000 in the nine months ended September 30, 1995. This decrease was primarily the result of losses for the Company's new operations PRO TV and POP TV launched in December 1995, partially offset by the minority interest in income in Nova TV.

     Primarily as a result of these factors, the net loss of the Company was $27,072,000 and $11,905,000 for the nine months ended September 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

     Cash provided/(used) in operating activities was ($1,309,000) for the nine months ended September 30, 1996 and $7,789,000 for the nine months ended September 30, 1995. This decrease was primarily due to funding of the start-up of operations at POP TV and PRO TV as these entities are in the early stage of operations; offset by increased sales and accounts receivable collections by Nova TV.

     Accounts receivable increased by $5,009,000, or 29%, to $22,051,000, net of currency fluctuations, from $17,042,000 at September 30, 1995. The increase in accounts receivable is due primarily to increased sales at Nova TV and the addition of accounts receivable balances for PRO TV and POP TV which were launched in December 1995. Current liabilities increased by $52,238,000 to $79,611,000 at September 30, 1996 from $27,373,000 at September 30, 1995, principally as a result of a corporate bridge facility of $25,000,000, payables of $8,000,000 related the purchase an economic interest in the Studio 1+1 Group, increased income and other taxes payable, program contracts, accounts payable and accrued liabilities related to the Company's new operations, PRO TV and POP TV.

     Cash used in investing activities was $58,659,000 and $39,103,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase is attributable primarily to payments made in connection with the Additional Nova TV Purchase and fixed asset acquisitions in the Company's new operations, PRO TV and POP TV; offset by the marketable securities sold during the period. In the nine month period ended September 30, 1996, the Company invested $13,219,000 in property, plant and equipment to continue the buildout of the POP TV and PRO TV operations as well as to further strengthen the capital base of Nova TV. During the nine months ended September 30, 1996, the Company sold $8,835,000 of marketable securities and $2,616,000 of restricted cash was made available by the Hungarian government subsequent to the privatization of Videovox, to partially fund these investments.

     The Company's investment in unconsolidated affiliates increased, net of currency fluctuations, to $39,830,000 as of September 30, 1996 from $12,433,000 as of December 31, 1995. This was primarily a result of additional investments in PULS of DM 19,500,000 ($13,000,000), FFF of DM 2,000,000 ($1,334,000) and the
reclassification of development cost for SFF of $1,055,000 and Markiza TV of $22,793,000 from development cost to investment in unconsolidated affiliates; partially offset by the Company's share of the losses in PULS of DM 11,502,000 ($7,668,000) , FFF of DM 2,226,000 ($1,484,000), SFF of DM 563,000 ($325,000)
and Markiza TV of SK 64,366,000 ($2,079,000) for the nine months ended September 30, 1996.

     Cash provided/(used) in financing activities was $21,167,000 and ($3,571,000) for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash provided in financing activities consisted of primarily loans from CS to purchase the Additional Nova TV Purchase and the corporate loan bridge facility; offset by loans to affiliates which primarily consisted of a $9,000,000 loan to Markiza TV and a $5,220,000 loan to Dr. Zelezny.

     The Company's operations to date have been financed primarily through public offerings of shares of Class A Common Stock in October 1994 (the "IPO") and November 1995 (the "1995 Offering") which raised net proceeds of $68.8 million and $86.5 million , respectively. Prior to the IPO, the Company relied on certain affiliates for capital in the form of debt and equity financing.

     The Company was paid a dividend of approximately $1,400,000 in 1995 by Nova TV. In March 1996, Nova TV declared a dividend of Kc 330,000,000 ($12,066,000) of which Kc 116,325,00 ($4,153,000) was paid to the Company in May 1996 with the remainder of Kc 116,325,000 ($4,294,000) was paid to the Company in September 1996. After the receipt of the dividend paid in September 1996, based on the Company's original investment for its 66% interest in Nova TV, the Company has received 107% of its original United States dollar investment in Nova TV made approximately 2.5 to 3 years earlier.

     CME BV currently has bridge loan facility (the "Bridge Loan"), for up to $25.0 million with ING Bank N.V. ("ING"). As of September 30, 1996, $25,000,000 was outstanding on the Bridge Loan which matures on November 30, 1996 and bears annual interest at a rate of 1.6% per annum above LIBOR. The shares of CME BV have been pledged by CME NV as security for the Bridge Loan. Both CME and CME NV have guaranteed repayment of the Bridge Loan. The Bridge Loan contains financial covenants (such as limits on consolidated indebtedness to consolidated net worth and consolidated indebtedness to consolidated broadcast cash flow). The Bridge Loan will be repaid with the proceeds of the 1996 Offering.

     Primarily, as a result of the 1995 Offering, the Bridge Loan and the results of operations of Nova TV in 1995 and 1996, the Company had cash of $14,309,000 at September 30, 1996 ($53,210,000 at December 31, 1995) and
marketable securities of $1,817,000 at September 30, 1996 ($10,652,000 at December 31, 1995) available to finance its future activities.

     The Company has made and will continue to make investments to develop broadcast operations in Central and Eastern Europe. The Company's cash needs for those investment activities exceed cash generated from operations, resulting in external financing requirements that may be satisfied through bank debt facilities or other means.

     On November 4, 1996, the Company consumated the offering of 4,800,000 shares of Class A Common Stock (the "1996 Offering"). The 1996 Offering raised $132.0 million, less underwriting discounts and commissions and issuance and other related expenses of approximately $7.3 million. On November 12, 1996, the underwriters for the 1996 Offering consummated the exercise of their option (the "Overallotment Option") to purchase an additional 720,000 shares of Class A Common Stock pursuant to the 1996 Offering. The consummation of the Overallotment Option raised $19.8 million of proceeds, less underwriting discount and commissions of approximately $1.0 million.

     CME, Central European Media Enterprises N.V., CME's Netherlands Antilles Subsidiary ("CME NV'), and CME BV (collectively, the "CME Borrowers") have executed a term sheet with ING pursuant to which ING and a group of banks contemplate providing the CME Borrowers with a revolving loan facility in the aggregate of up to $50.0 million (the "Potential Revolving Loan Facility"). The Potential Revolving Loan Facility would bear interest at rates per annum ranging from 2.0% to 3.5% over LIBOR, depending on the financial performance of the CME Borrowers and would mature on November 30, 2001, except that the maximum commitment would be reduced incrementally every six months beginning on June 30, 1999. The outstanding principal amount at any time on the Potential Revolving Loan Facility could not exceed the maximum commitment at such time. Under the Potential Revolving Loan Facility, the CME Borrowers would pay commitment, arrangement and underwriting fees. The Potential Revolving Loan Facility would be secured by a pledge of CME BV's equity interests in CME's operating Subsidiaries, a pledge of CME NV's equity interest in CME BV, a security interest on all of the assets of CME, an assignment of all distributions from CME's operating Subsidiaries and a lien on intercompany loans and current account balances of the CME Borrowers. The Potential Revolving Loan Facility also would contain affirmative and negative covenants, including limitations on additional borrowing, financial covenants (such as limits on consolidated indebtedness to consolidated net worth and consolidated indebtedness to consolidated broadcast cash flow), a negative pledge on the assets of the CME Borrowers, a prohibition on dividend payments to the holders of the Common Stock of CME, and restrictions on mergers and sales and transfers of assets. There can be no assurance that the Potential Revolving Loan Facility will be consummated.

     In October 1996, the Company executed a Promissory Note in favor of Ronald
S. Lauder pursuant to which Mr. Lauder agreed to make loans of up to $20.0 million to the Company (the "Lauder Loan"). The Lauder Loan carried interest of 2.0% over LIBOR and provided Mr. Lauder with warrants exercisable for up to 100,000 shares of Class A Common Stock. The Lauder Loan was repaid in accordance with its terms at the consummation of the 1996 Offering. Based on the aggregate advances made by Mr. Lauder of $14.0 million, Mr. Lauder has received warrants exercisable into 70,000 shares of the Class A Common Stock at an exercise price of $30.25 per share, which warrants will be exercisable for 4 years commencing on October 2, 1997.

     On August 1, 1996, the Company entered into the Additional Nova TV Purchase for the purchase of CS's 22% economic interest and virtually all of CS's voting rights in Nova TV for a purchase price of Kc 1 billion ($37.1 million). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price Kc 150 million ($5,607,000) will be paid by the Company on November 15, 1996 out of the Company's cash balances. The CS loan was drawn in August 1996 and will be drawn in April 1997 in the amounts of Kc 450,000,000 ($16,704,000) and Kc 400,000,000 ($14,848,000),
respectively, to fund purchase payments due at those times, and the loan bears an interest rate of 12.9% annually. Quarterly repayments on the loan are required in the amount of Kc 22,500,000 ($835,000) during the period from November 1997 through November 1998, Kc 42,500,000 ($1,578,000) during the period from February 1999 through August 2002, and Kc 20,000,000 ($742,000) during the period from November 2002 through November 2003.

     The Company expects that Nova TV's future cash requirements will continue to be satisfied through operating cash flows and available borrowing facilities. Nova TV currently has two loan facilities with CS. The first facility consists of a long term loan due on December 30, 1999 in the principal amount of Kc 300 million ($11.1) and currently bears interest at a rate of 14.5% per annum, subject to change based on fluctuations in the lender's base rate, of which Kc 180,000,000 ($6,682,000) was outstanding at September 30, 1996. Principal payments of Kc 60,000,000 ($2,227,000) are due each year on this facility. In January 1996 Nova TV paid the Kc 60,000,000 due on this facility for 1996. The second facility is a line of credit loan, obtained in November 1995, for an amount up to Kc 250,000,000 ($9,280,000) bearing interest at a rate of 12% per annum. This facility was unutilized at September 30, 1996. These loans are secured by Nova TV's equipment, vehicles and receivables.

     Under the partnership agreement for PULS, the Company is not required to contribute any additional capital to PULS; however, if any of the partners in PULS, including the Company, do not fund future capital requirements their equity interest in PULS may be diluted. Since September 1995, the partners have approved capital calls aggregating DM34,500,000 ($22,697,000). The Company has agreed to fund DM32,000,000 ($21,053,000) of which DM29,650,000 ($20,168,000)
has been funded until September 30, 1996.

     The Partners of PULS have retained a financial advisor to seek one or more strategic partners for PULS. Such strategic partner would be expected to acquire a significant equity interest in PULS and assume responsibility for PULS' operations. Such a strategic investment would be anticipated to significantly dilute the Company's equity interest in PULS and to decrease the Company's future funding obligations to PULS. Such investment also could result in a material reduction of the carrying value of the Company's equity investment in PULS, which was $12.4 million as of September 30, 1996, and a corresponding charge against the Company's earnings in the period incurred. Regardless of whether a transaction with a strategic investor is consummated, there is no assurance that the Company may not have to take a reduction of all or a portion of the carrying value of PULS. In addition, a reduction of the carrying value of PULS, or other factors, might cause the Company to reduce all or part of the carrying value of the Company' s investments in FFF and SFF, which were $5.9 million and $0.7 million, respectively, as of September 30, 1996.

     Except for the Company's working capital requirements and completing the funding of television stations in Romania, Slovenia, the Slovak Republic and Ukraine, the Company's future cash needs will depend on management's acquisition and development decisions. The Company is actively engaged in the development of additional investment opportunities in broadcast licenses and investments in existing broadcasting companies throughout Central and Eastern Europe. The Company incurs limited expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company anticipates making additional investments in other broadcast operations, supplemented by capital raised from local financial strategic partners as well as local debt and lease financing, to the extent that it is available and appropriate for each project. If MobilRom is awarded a telecommunications license in Romania, the Company will be obligated to fund MobilRom in the amount of approximately $3.5 million within 15 days after such award and up to an additional $6.5 million during the next 12 months. The Company's aggregate funding commitment with respect to MobilRom is up to $16.0 million.

     The laws under which the Company's currently operating subsidiaries and affiliates are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel Nova TV to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In the case of POP TV, the Company's voting power is not sufficient to compel the payment of dividends. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distributions of dividends. In the case of PULS, the PULS Partnership Agreement provides that if profits are available for distribution, 66 2/3% of the partnership interest may require that 40% of such profits be placed in reserves until DM 16,700,000 are reserved. All profits in excess thereof must be distributed. The agreement relating to FFF does not contain restrictions on distributions out of available profits. The laws of countries where the Company is developing operations contain restrictions on the payment of dividends.

     The Company believes that the net proceeds of the 1996 Offering together with the Company's current cash balances, cash generated from Nova TV, the Potential Revolving Loan Facility, and local financing of broadcast operations and broadcast operations under development should be adequate to satisfy the Company's operating and capital requirements for approximately 12 to 18 months.

     This filing with the Securities and Exchange Commission ("SEC") contains forward-looking statements. All statements, other than statements of historical facts, included herein, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. Future events and actual results could differ materially from the forward-looking statements contained herein depending largely on the Company's acquisition and development decisions and the risk factors contained in the Company's other filings with the SEC.

Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase 66% of the shares of Kanal A, a private television station in Slovenia ("the Kanal A Agreement"). Scandinavian Broadcast Systems, S.A. ("SBS"), which purportedly has certain rights to the equity of Kanal A pursuant to various agreements, has challenged the validity of the Kanal A Agreement in a United Kingdom court. Both the Company and SBS have been granted injunctions by the United Kingdom courts preventing SBS, in the case of the Company, and the Company, in the case of SBS, from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted action in a Slovenian court requesting that courts in Slovenia resolve these claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  The following exhibits are attached:

             Exhibit
             -------

             10.01   Vladimir Zelezny - CME Loan Agreement dated August 1, 1996
             10.02 Promissory Note in Favor of Ronald S. Lauder dated October 2, 1996
             10.03 Ronald S. Lauder Warrant for the Purchase of Shares dated October 2, 1996
             10.04 Articles of Association for Mobil Rom S.A. dated September 26, 1996
             10.05 Company Agreement for the creation of Mobil Rom S.A. dated September 26, 1996
             10.06   GSM General Agreement dated September 26, 1996
             10.07 Unimedia Assignment of Shares Agreement dated September 22, 1996
             10.08   Additional Agreement for Unimedia dated September 22, 1996
             10.09   Unimedia Warranties dated September 26, 1996
             10.10 Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in English dated October 25, 1996 10.11 Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German dated October 25, 1996
             10.12   TVN-Realbud Agreement dated September 4, 1996
             10.13   TVN-Realbud Agreement dated September 4, 1996
             10.14   TVN-Realbud Agreement dated September 6, 1996
             10.15   Appendix to the TVN-Realbud Agreement dated September 19,
                     1996
             10.16   TVN-Realbud Share Sale Agreement dated October 30, 1996
             10.17 Appendix No. 2 to the Supplementary Agreement dated October 30, 1996
             10.18   Poland Street Lease Agreement dated April 2, 1996
             27.01   Financial Data Schedule

         b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       /s/ Leonard M. Fertig
Date: November 14, 1996                -----------------------------
                                             Leonard M. Fertig
                                          Chief Executive Officer
                                         (Duly Authorized Officer)


                                       /s/ John A. Schwallie
Date: November 14, 1996                -----------------------------
                                              John A. Schwallie
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                                  Exhibit Index

        Exhibit                                                            Page
        -------                                                            ----

10.01   Vladimir Zelezny - CME Loan Agreement dated August 1, 1996
10.02   Promissory Note in Favor of Ronald S. Lauder dated October 2, 1996
10.03   Ronald S. Lauder Warrant for the Purchase of Shares dated October 2,
        1996
10.04   Articles of Association for Mobil Rom S.A. dated September 26, 1996
10.05 Company Agreement for the creation of Mobil Rom S.A. dated September 26, 1996
10.06   GSM General Agreement dated September 26, 1996
10.07   Unimedia Assignment of Shares Agreement dated September 22, 1996
10.08   Additional Agreement for Unimedia dated September 22, 1996
10.09   Unimedia Warranties dated September 26, 1996
10.10   Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and
        Innova Film GmbH in English dated October 25, 1996 10.11 Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German dated October 25, 1996
10.12   TVN-Realbud Agreement dated September 4, 1996
10.13   TVN-Realbud Agreement dated September 4, 1996
10.14   TVN-Realbud Agreement dated September 6, 1996
10.15   Appendix to the TVN-Realbud Agreement dated September 19, 1996
10.16   TVN-Realbud Share Sale Agreement dated October 30, 1996
10.17   Appendix No. 2 to the Supplementary Agreement dated October 30, 1996
10.18   Poland Street Lease Agreement dated April 2, 1996
27.01   Financial Data Schedule