Form 10-K
period 1996-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1997-03-24
CIK 925645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    COMMISSION FILE NUMBER: 0-24796

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                BERMUDA                              NOT APPLICABLE
    (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
            INCORPORATION)

                            ------------------------

                                CLARENDON HOUSE
                                 CHURCH STREET
                                 HAMILTON HM CX
                                    BERMUDA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (441) 296-1431
                        (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, $0.01 PAR VALUE

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X    NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

     The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 20, 1997 was approximately $606,826,465.

                            ------------------------

     Number of shares of Class A Common Stock outstanding as of March 20, 1997: 16,716,478

     Number of shares of Class B Common Stock outstanding as of March 20, 1997: 7,149,475
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                  LOCATION IN FORM 10-K IN WHICH
                   DOCUMENT                          DOCUMENT IS INCORPORATED
----------------------------------------------    ------------------------------
         Registrant's Proxy Statement                        Part III
          for the Annual Meeting of
    Shareholders to be held on May 2, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  Item 1.  Business........................................................   1
  Item 2.  Properties......................................................  22
  Item 3.  Legal Proceedings...............................................  23
  Item 4.  Submission of Matters to a Vote of Security Holders.............  23

PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters.......................................................  24
  Item 6.  Selected Financial Data.........................................  24
  Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................  27
  Item 8.  Financial Statements and Supplementary Data.....................  37
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.......................................... 105

PART III
  Item 10. Directors and Executive Officers of the Registrant.............. 105
  Item 11. Executive Compensation.......................................... 105
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................... 105
  Item 13. Certain Relationships and Related Transactions.................. 105

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................... 106

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Central European Media Enterprises Ltd. ('CME') is a Bermuda corporation. CME, together with its subsidiaries (CME and its subsidiaries are collectively referred to as the 'Company,' and the term 'subsidiaries' includes each corporation or partnership in which CME has a direct or indirect equity or voting interest) owns, operates and develops private commercial television stations in Central and Eastern Europe and regional private commercial television stations in Germany. The Company is the leading television broadcaster in Central and Eastern Europe, broadcasting to an aggregate of 84.9 million people in six countries in the region and an additional 9.0 million people in Germany. The Company operates the leading national television station in the Czech Republic and the Company's television operations in Romania, Slovenia and the Slovak Republic command the leading audience share within their respective areas of broadcast reach. The Company recently commenced television broadcast operations in Ukraine and southern Poland and has television broadcast operations under development in other areas of Poland and in Hungary which, in the aggregate, potentially could reach an additional 32 million people.

     Unless otherwise noted, all statistical and financial information presented in this report has been converted into United States dollars using exchange rates as of December 31, 1996. All references to '$' or 'dollars' are to United States dollars, all references to 'Kc' are to Czech korunas, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenia tolar, all references to 'Sk' are to Slovak korunas, all references to 'Zl' are to Polish zloty, all references to 'Hrn' are to Ukrainian hryvna and all references to 'DM' are to German marks. The exchange rates as of December 31, 1996 used in this report are 27.33 Kc/$; 4,035 ROL/$; 141.48 SIT/$; 31.90 Sk/$; 2.88 Zl/$;
1.89 Hrn/$ and 1.55 DM/$.

     The Company owns a 93.2% economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ('Nova TV') in the Czech Republic, which has consistently achieved a 65% to 70% audience share. Nova TV continues to benefit from the growing television advertising market in the Czech Republic. Gross television advertising expenditures grew from approximately $96 million in 1994 to $165 million in 1996, according to the Company's estimates. During 1996, Nova TV recorded $109.2 million in net revenues and $53.1 million in broadcast cash flow, a 48.6% broadcast cash flow margin. Nova TV has achieved its success in part by providing a wide range of popular programming designed to appeal to a mass market audience, including a mix of locally produced news and entertainment formats and films and television series acquired from major international distributors.

     The Company is applying its experience with Nova TV to its broadcast operations in Romania, Slovenia, the Slovak Republic, Ukraine and Poland and intends to apply this operating strategy in new markets under development. In Romania, Slovenia and the Slovak Republic, the Company's broadcast operations, PRO TV, POP TV and Markiza TV have achieved the leading audience share in their areas of broadcast. PRO TV, POP TV and Markiza TV reach approximately 55%, 80%

and 79% of their national markets, respectively. In Ukraine, the Company has acquired a 50.0% economic interest in the Studio 1 + 1 group of companies (the 'Studio 1 + 1 Group') which has a ten year license to provide programming and sell advertising for 63 hours of broadcasting per week on a Ukrainian public television station, UT-2, which reaches approximately 93% of Ukraine's population of 52.1 million. In Poland, the Company has a 33.0% interest in TVN which, in turn, has a 49.0% interest in TV Wisla. TV Wisla broadcasts to approximately 7.8 million people in southern Poland. TVN has an option to acquire an additional 27.0% interest in TV Wisla. In each of these markets, television advertising spending is growing rapidly. The Company seeks to further expand its reach in these markets through investing in additional regional licenses, affiliating with other broadcasters and reaching agreements with local cable operators.

     The Company continues to develop other broadcast opportunities. In February 1997, the Polish National Radio and Television Council awarded television broadcast licenses for northern Poland and television broadcast licenses covering the cities of Warsaw and Lodz in Poland to TVN. The Company estimates that these television broadcast licenses have a potential broadcast reach of approximately 11 million people. The Company and ITI, its partner in TVN, intend to develop a national television broadcast network in Poland, which will broadcast programming and sell advertising through affiliate stations, including TV Wisla and those broadcasting under the television broadcast licenses awarded to TVN in northern Poland and the cities of Warsaw and Lodz. The Company anticipates owning a 50.0% interest in this television broadcast network, which the Company anticipates to launch in the fourth quarter of 1997. In Hungary, the Company intends to apply for a national broadcast license with strategic partners in accordance with tender procedures which recently were announced. The Company also owns a dubbing and production studio in Hungary. The Company believes that its broadcast experience in the region, its proven programming strategy, its extensive knowledge of the political and economic climates in Central and Eastern Europe, and its proven ability to attract local strategic partners, position it to capitalize on these and other development opportunities.

     The Company has loans to, and a consulting agreement with, Radio Alfa a.s. ('Radio Alfa'), a national radio broadcaster in the Czech Republic. In October 1995, the Company relaunched Radio Alfa with a new entertainment driven program format. Under the new format, audience share was approximately 7.5% during the fourth quarter of 1996. Recent changes in the Czech broadcasting regulations have allowed the Company to directly hold an equity interest in Radio Alfa. The Company recently purchased a 62% interest in Radio Alfa, and has outstanding loans convertible into an additional equity interest which, when combined with its current 62% interest, would give the Company an 84% interest in Radio Alfa.

     The Company owns interests in four private regional television stations operating in Germany, including PULS, which broadcasts to six million people in the Berlin-Brandenburg area. These stations provide 'total local' programming, which involves delivering in-depth coverage of local and regional news and events, thereby distinguishing these stations from the national networks by being uniquely responsive to the distinct regional tastes of the respective local viewers. PULS, which has generated losses since its operations commenced in late 1993, is currently in discussions with potential investors which could bring additional broadcasting expertise, programming and capital to the station. Such an investment would be anticipated to significantly dilute the Company's equity interest in PULS and to decrease the Company's future funding obligations to PULS. Such investment also could result in a reduction of the carrying value and a corresponding charge against earnings related to the Company's equity investment in PULS and its other German operations.

CORPORATE STRUCTURE

     Central European Medial Enterprises Ltd. was incorporated in June 1994 under the laws of Bermuda. The chart on the following page sets forth the functional corporate structure of the Company.

         CENTRAL EUROPEAN MEDIA ENTERPRISES LTD. CORPORATE STRUCTURE*

                    Central European Media Enterprises Ltd.
                                       |
                                       |
                                       |
                                   Dutch and
   CME Development_____100.0%_____Netherlands_____100.0%_____CME Programming
     Corporation                   Antilles                   Services Inc.
                                    Holding
                                   Companies
                                       |
                                       |
    ___________________________________|_______________________________________
    |           |           |              |       |     |           |        |
    |           |           |              |       |     |           |        |
  100.0%     93.2%(1)    62.0%(2)       77.5%(3)   |  72.0%(4)    80.0%(5)    |
    |           |           |              |       |     |           |        |
    |           |           |              |       |     |           |        |
 German      Nova TV    Radio Alfa     Media Pro   |  Pro Plus      STS       |
 Holding     (Czech       (Czech     International |  (POP TV)  (Markiza TV)  |
Companies   Republic)    Republic)     (PRO TV/    | (Slovenia)   (Slovak     |
    |                                   PRO FM)    |             Republic)    |
    |_______________________           (Romania)   |                          |
    |      |               |         ______________|                          |
    |      |               |         |      __________________________________|
  58.0%  50.0%           50.0%       |      |      |      |             |
    |      |               |         |      |      |      |             |
    |      |               |         |    50.0%    |  95.0%(6)(7)  33.0%(6)(8)
  PULS    FFF         ____SFF____    |      |      |      |             |
           |          |         |    |      |      |      |             |
           |          |         |    |  Studio 1+1 |  Broadcast     Broadcast
         74.8%      33.3%     33.3%  |    Group    | Oper. Under   Oper. Under
           |          |         |    |  (Ukraine)  |   Develop.      Develop.
           |          |         |    |             |   2002 Kft.       TVN
       Nuremberg   Leipzig   Dresden |             |   (Hungary)     (Poland)
        Station    Station   Station |             |                    |
                                     |             |_______             |
                                     |                    |             |
                                    9.5%                97.4%         49.0%
                                     |                    |             |
                                     |                    |             |
                                 MobilRom             Videovox      TV Wisla
                                 (Romania)            (Hungary)
---------------
(1) The Company is in the process of registering its recent acquisitions of additional interests of Nova TV under Czech law, raising its economic interest in Nova TV from 66.0% to 93.2%.

(2) The Company has outstanding loans to Radio Alfa which are convertible into an additional equity interest which, when combined with its current 62.0% interest, would give the Company an 84.0% interest in Radio Alfa.


(3) The Company's partners in Romania hold options to purchase equity from the Company which, if exercised, would reduce the Company's equity interest to not less than 66%.

(4) The Company owns 58.0% of the equity in Pro Plus, but has an effective 72.0% economic interest, as a result of its rights to 33.0% of the profits of MMTV and 33.0% of the profits of Tele 59.

(5) The Company has an 80.0% economic interest and a 49.0% voting interest in STS.

(6) The Company or its local partners have acquired television broadcast licenses (or are applying for television broadcast licenses) and are developing broadcast operations in these countries.

(7) As a condition to bidding on a national broadcast license, the Company will be required to reduce its interest in 2002 Kft. to below 25.0%.

(8) TVN, the Company's Polish subsidiary, in which it has a 33.0% equity interest has been awarded television broadcast licenses in northern Poland and the cities of Warsaw and Lodz. TVN currently owns 49.0% of TV Wisla and has an option which could increase TVN's equity interest in TV Wisla and has an option which could increase TVN's equity interest in TV Wisla to approximately 76.0%.

* All interests indicated are economic interests; equity and/or voting interests may vary.

     The Company's ownership interest in Nova TV is governed by the terms of a Memorandum of Association and Investment Agreement dated as of May 4, 1993 (the 'Nova Agreement') to which Ceska Sporitelna Bank ('CS') and CET 21 s.r.o. ('CET 21'), are also parties. In August 1996, the Company purchased CS's 22.0% economic interest in Nova TV and virtually all of CS's voting power in Nova TV (the 'Additional Nova TV Purchase'). In March 1997, the Company acquired an additional 5.2% interest in Nova TV through the retirement of a $5.2 million loan in exchange for such interest (the '1997 Nova TV Purchase'). The Company is in the process of registering the Additional Nova TV Purchase and the 1997 Nova TV Purchase pursuant to Czech law. On an ongoing basis, after giving effect to the Additional Nova TV Purchase and the 1997 Nova TV Purchase, the Company is entitled to 93.2% of the total profits of Nova TV and has 91.2% of the voting power in Nova TV. CET 21 and certain of its partners will own the remaining 6.8% of Nova TV, subject to the registration procedures. CET 21 has agreed to provide Nova TV with exclusive access to the use of the broadcast license to Nova TV. The Company has the right to appoint five of the seven members of Nova TV's Committee of Representatives, which directs the affairs of Nova TV. With respect to certain fundamental corporate decisions, including the declaration of dividends, a 67.0% vote of the voting interest is required. A representative of CET 21 has certain delay and veto rights on non-economic programming matters related directly to the broadcast license.

     The Company's interest in PRO TV is governed by a Cooperation Agreement (the 'Romanian Agreement') among CME Media Enterprises B.V. ('CME BV'), Adrian

Sarbu ('Sarbu') and Ion Tiriac ('Tiriac'), forming Media Pro International S.A. ('Media Pro International'). Pursuant to the Romanian Agreement, the Company owns 77.5% of the equity of Media Pro International. Interests in profits of Media Pro International are equal to the partners' equity interests. Sarbu and Tiriac hold options (exercisable until August 1997 at a cost per unit equal to the cost per unit of the Company's original investment in Media Pro International) on a portion of the Company's equity which, if exercised, could reduce the Company's equity interest to not less than 66.0%. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of Media Pro International. Although the Company has majority voting power in Media Pro International, with respect to certain financial and fundamental corporate matters the affirmative vote of either Sarbu or Tiriac is required. The Company recently exercised an option to purchase 49.0% of the equity of PRO TV, SRL, an affiliate station of Media Pro International. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. PRO TV, SRL holds many of the licenses for the stations which comprise the PRO TV network. The Company also owns a 95.0% equity interest in Unimedia SRL ('Unimedia'), which owns a 10.0% equity interest in a consortium, MobilRom ('MobilRom'). In December 1996, MobilRom was awarded a license to operate a GSM cellular telephone network in Romania. Mr. Sarbu owns the remaining 5.0% of Unimedia.

     The Company's interest in POP TV is governed by a Partnership Agreement (the 'Slovenian Partnership Agreement') among CME BV, MMTV 1 d.o.o. Ljubljana ('MMTV') and Tele 59 d.o.o. Maribor ('Tele 59'), forming Produkcija Plus d.o.o. ('Pro Plus'). The Company owns 58.0% of the equity in Pro Plus, but has an effective economic interest of 72.0%, as a result of its right to 33.0% of the profits of MMTV and 33.0% of the profits of Tele 59 which, in turn, each have 21.0% equity interests in Pro Plus. The Company owns 10.0% of the equity of each of Tele 59 and MMTV. Voting power and interests in profits of Pro Plus are equal to the partners' equity interests. All major decisions concerning the affairs of Pro Plus are made by the general meeting of partners and require a 70.0% affirmative vote. Certain financial and fundamental corporate matters require an 85.0% affirmative vote of the partners. In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66.0% equity interest in Kanal A, a privately owned television station in Slovenia, which competes with POP TV (the 'Kanal A Agreement'), which would increase POP TV's broadcast reach to approximately 85% of the Slovenian population. There is currently an injunction in effect preventing the completion of the Kanal A Agreement.

     The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 (the 'Slovak Agreement') between CME BV and Markiza-Slovakia s.r.o. ('Markiza') forming Slovenska Televizna Spolocnost, s.r.o. ('STS'). Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49.0% voting interest and an 80.0% economic interest in, STS. Markiza, which holds the television broadcast license, and STS have entered into an agreement under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 80.0% of the profits of STS, except that until the Company is repaid its capital contributions plus a priority return at the rate of 6.0% per annum on such capital contributions,

50.0% of the profits will be paid to the Company and the remaining 50.0% of the profits will be paid pro rata to the partners based on their economic interests. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees of Markiza, however, all significant financial and operational decisions of the Board of Representatives require a vote of 80.0% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67.0% affirmative vote of the partners.

     In Ukraine, the Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. CME BV, through a wholly-owned subsidiary, holds a 50% economic interest in each of Innova Film GmbH ('Innova') and International Media Services ('IMS'). In addition, this wholly-owned subsidiary anticipates that it will acquire an indirect 25% equity interest in Prioritet, a Ukrainian based company ('Prioritet'). Innova holds an indirect 30% equity interest in a separate Ukrainian based company which holds the license to broadcast programming and sell advertising on Ukranian National Channel Two ('UT-2') (the 'UT-2 License'). This Ukrainian based company has, in turn, assigned its right to sell advertising on UT-2 to Innova. In addition, Innova, IMS and Prioritet have entered into arrangements regarding advertising revenues generated on UT-2. Interests in profits of each entity in the Studio 1+1 Group are equal to equity interests held in such entities. All significant decisions of the entities in the Studio 1+1 Group are reserved for decision of the shareholders, requiring a majority vote (other than decisions of the shareholders of the Ukrainian based company which holds the UT-2 broadcast license, which require a 75% vote). Certain fundamental corporate matters of these entities require unanimous shareholder approval.

     The Company together with the Polish media group ITI, are partners in TVN Sp. z.o.o. ('TVN') in Poland. ITI holds 67.0% of the equity in TVN and the Company holds the remaining 33.0%. The governance provisions for TVN are set forth in a Shareholders Agreement dated as of May 25, 1995 between CME BV and ITI (the 'TVN Agreement'). Pursuant to the TVN Agreement, the economic interests of the Company and ITI are equivalent to their equity interests. A Supervisory Board directs the affairs of TVN, and is comprised of five designees of ITI and four designees of the Company. The affirmative vote of at least two ITI designees and two Company designees is required to approve certain significant financial and operational decisions. Certain fundamental corporate matters including the declaration of dividends and the termination or liquidation of TVN are reserved for decision by the shareholders of TVN, and require the affirmative vote of holders of at least 75% of the outstanding equity.

     In Hungary, the Company intends to apply for a national broadcast license with strategic partners in accordance with tender procedures which were recently announced. The Company currently owns 95.0% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ('2002 Kft'), however, as a condition to bidding on a national broadcast license, the Company will be required to reduce its interest in 2002 Kft to below 25.0%. In December 1996, CME BV acquired 2002 Kft's 97.4% equity interest in Videovox Studio Limited Liability Company, a Hungarian dubbing and production company ('Videovox').

     The Company's present 58.0% ownership interest in the German limited partnership that operates PULS is held through wholly-owned intermediate entities and limited partnerships (the 'CME Partnerships'). The Company's interest in PULS is governed by a partnership agreement among the CME Partnerships and their partners (the 'PULS Partnership Agreement'). Currently, calls for capital contributions may be made by a 75.0% vote of the voting power of the partners in PULS, but this capital call would be binding only upon partners who voted in favor. A partner which does not make a contribution upon such a capital call will have its equity interest diluted. Since September 1995, the partners have approved capital calls aggregating DM44,075,000 ($28,435,000) and the Company has been the only partner agreeing to fund virtually all these capital calls.

     The PULS Partnership Agreement provides that profits and losses of PULS are shared as follows: net losses are allocated to the partners in proportion of their capital contributions; cumulative net profits are allocated in the same proportion until such losses are recovered. Thereafter, once certain priority returns have been paid, the Company will be entitled to 58.0% of the profits of PULS. Pursuant to the PULS Partnership Agreement, the Company currently has effectively 50.4% of the voting power of PULS. In general, a 75% vote of the voting power of the partners of PULS is required with respect to certain financial matters and certain partnership matters, including, among other things, amendments to the partnership agreement, mergers, reorganizations and a transfer of all of PULS's assets and approval of the annual budget and financial plans. The Company has the right to appoint two of the nine members of the Supervisory Board of PULS.

     The partners of PULS have retained a financial advisor and are currently in discussions with one or more potential investors in PULS. Such an investor would be expected to acquire a significant equity interest in PULS and assume responsibility for PULS' operations. Such an investment would be anticipated to significantly dilute the Company's equity investment in PULS and to decrease the Company's future funding obligations to PULS. Such investment also could result in a material reduction of the carrying value of the Company's equity investment in PULS, which was $12.6 million as of December 31, 1996, and a corresponding charge against the Company's earnings in the period incurred. Regardless of whether a transaction with an investor is consummated, there is no assurance that the Company may not have to take a reduction of all or a portion of the carrying value of PULS. See 'Business--Operations in Germany: The German Stations--Recent Developments.'

     The Company's 37.4% equity interest in NMF Neue Medien Franken GmbH & Co. KG (the 'Nuremberg Station' or 'NMF'), was obtained by acquiring a 50.0% non-voting equity interest in Franken Funk & Fernsehen GmbH ('FFF'), which owns 74.8% of the equity in NMF, which directly owns the Nuremberg Station. The remaining 25.2% of NMF is owned by an unaffiliated individual. The Company's interest in the Nuremberg Station is governed by a so-called 'Silent Partner Agreement' under German law between the Company, Dr. Dietmar Straube, a managing director of the Company's German operations and the owner of the remaining 50.0% equity interest and 100% voting interest in FFF, and FFF. A Silent Partner Agreement gives the silent partner (the Company in this case) the economic benefits of an equity interest without a voting interest and without a physical instrument evidencing the interest. While the Company does not own shares of stock of FFF or have the right to elect any of its directors, the prior approval of the Company is required for certain significant transactions. The Company is entitled to 50.0% of FFF's profits and losses and 50.0% of the proceeds upon liquidation of its assets. However, Dr. Straube is entitled to a one-time preferred distribution of DM 1,860,000 ($1,200,000) out of the cumulative profits.

     The Company has a 49.0% equity and voting interest in Sachsen Funk & Fernsehen ('SFF') and the Company is entitled to distributions of 50.0% of the profits of SFF. Dr. Straube owns the remaining equity of SFF. SFF owns a 33.3% interest in both Leipzig Fernsehen (the 'Leipzig Station') and Dresden Fernsehen (the 'Dresden Station').

     A reduction of the carrying value of PULS, or other factors, might cause the Company to reduce all or part of the carrying value of the Company's investments in FFF and SFF, which were $6.1 million and $1.6 million, respectively, as of December 31, 1996.

     CME Development Corporation is a wholly-owned subsidiary of the Company which provides development services to the Company. CME Programming Services, Inc. ('CMEPS') is a wholly-owned subsidiary of the Company which provides programming and production services to the Company's television broadcast operations in Central and Eastern Europe. CMEPS will also provide satellite transmission services to the Company's television stations in Central and Eastern Europe.

     The Company's registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda and its telephone number is 441-296-1431. The Central European Media Enterprises group of companies also maintains offices at 18 D'Arblay Street, London W1V 3FP England, telephone number 44-171-292-7900.

GENERAL

     The Company or its strategic and financial partners have been successful in obtaining broadcast rights and then in turn transforming these rights into operating television stations in a relatively short period of time. In many of the Company's markets the Company's broadcast operations have become the top rated stations within their broadcast reach in their first year of operation. License fees, if any, payable to governmental entities in connection with securing television licenses are usually minimal. A summary of the Company's broadcast operations appears below.

                                                       BROADCAST    ECONOMIC
TELEVISION BROADCAST OPERATIONS   TERRITORY            REACH (1)    INTEREST
-------------------------------   ------------------   ---------    --------
Nova TV........................   Czech Republic          10.2        93.2% (2)
PRO TV.........................   Romania                 12.5        77.5% (3)
POP TV.........................   Slovenia                 1.6        72.0%
Markiza TV.....................   Slovak Republic          4.3        80.0%
Studio 1 + 1 Group.............   Ukraine                 48.5        50.0%
TV Wisla.......................   Poland                   7.8        16.2%
PULS...........................   Berlin-Brandenburg       6.0        58.0%
Nuremberg Station..............   Nuremberg                1.2        37.4%
Leipzig Station................   Saxony                   0.7        16.7%
Dresden Station................   Saxony                   1.1        16.7%
                                                       ---------
     Totals....................                           93.9

------------------
(1) 'Broadcast Reach' measures the number of people in millions the Company's or the Company's local partners' broadcast signal can reach.

(2) The Company has recently obtained additional interests in Nova TV which have raised the Company's economic interest in Nova TV from 66.0% to 93.2%. The Company is in the process of registering these additional interests pursuant to Czech law.

(3) The Company's partners in Romania hold options to purchase equity in Media Pro International from the Company which, if exercised, could reduce the Company's equity interest to 66.0%.

OPERATING ENVIRONMENT

     Private commercial television stations (those which derive the majority of their revenues from the sale of advertising) generally began broadcasting in the United States in the 1940s, in parts of Western Europe in the 1950s, but not until the 1980s and 1990s in Germany, and the 1990s in Central and Eastern Europe. Commercial television has become an important medium for advertisers in the more developed advertising markets. For example, in 1996, television advertising expenditures totaled $38 billion in the United States and an aggregate of $23 billion in the 16 countries in Western Europe. The Company believes that, over time, television advertising expenditures in Central and Eastern European countries, which are relatively low, will follow a pattern of development similar to that of Western Europe and the United States.

     The following table sets forth the population and number of TV households for those countries of Central and Eastern Europe where the Company is focusing its efforts.

COUNTRY              POPULATION (1)    TV HOUSEHOLDS (2)
------------------   --------------    -----------------
Czech Republic....       10,300,000         4,000,000
Hungary...........       10,200,000         3,800,000
Poland............       38,600,000        12,300,000
Romania...........       22,700,000         6,700,000
Slovak Republic...        5,400,000         1,800,000
Slovenia..........        2,000,000           600,000
Ukraine...........       52,100,000        17,300,000
                     --------------    -----------------
  Total...........      141,300,000        46,500,000
                     --------------    -----------------
                     --------------    -----------------

------------------
(1) Source: Economist Intelligence Unit Limited, December 1996.

(2) Source: Zenith Media, January 1997, except for Ukraine: CIT Publications,
            November 1996. A TV Household is a residential dwelling with one or more television sets.

  Czech Republic

     The Czech Republic is a parliamentary democracy of approximately 10.3 million people, which the Company believes has developed a stable market economy and is moving toward eventual membership in the European Union. Prior to 1992, television advertising in the Czech Republic was limited to two public channels. Currently, there are four over-the-air television stations in the Czech
Republic: two public stations which reach 96% and 83% of the population, respectively, and two private commercial stations, Nova TV and Prima TV, which reach 99% and 44% of the population, respectively. Since the onset of privatization activities in 1992, the television advertising market in the Czech Republic has expanded rapidly to approximately $165 million in 1996. The Czech media law, originally adopted in 1991, and revised in 1996, allowed for the creation of Nova TV and generally permits up to 10% of its broadcast time to be used for advertising compared with 1% of broadcast time on each public channel. It is currently estimated that at some point during prime time hours 60% to 70% of the Czech population watches television, as compared with 60% of the population of the United States.

  Romania

     Romania is a parliamentary democracy of approximately 22.7 million people, making it one of the largest potential markets in Central and Eastern Europe. Approximately 97% of Romanian households have television, and cable penetration is approximately 31%. According to the Company's estimates, television advertising totaled approximately $45 million in 1996. In 1992, the National Commission for Audio-Visual (the 'Romanian Media Commission') was established to grant broadcast licenses and regulate television, radio and cable. Currently, there are two public stations and two private stations competing with PRO TV. Of the public stations, TVR1 reaches the entire Romanian population and TVR2 reaches 60%. The two primary private competitors, Antena 1 and Tele 7ABC, reach approximately 15% and 9% of the population, respectively. Private broadcasters, such as PRO TV, are permitted to use up to 15% to 20% of their broadcast time for advertising, as compared to public broadcasters which are permitted to use only up to 7.5% of their time for advertising. PRO TV has a broadcast reach of 55% of the Romanian population.

  Slovenia

     Slovenia is a parliamentary democracy of 2.0 million people and had an estimated per capita GDP of $9,600 in 1996, the highest among the former Eastern bloc countries. Approximately 97% of Slovenian households have television. Television advertising increased 17% in 1996 to $35 million, and represented approximately 32.5% of total advertising expenditures. The licenses under which the stations which constitute the POP TV network operate are regulated pursuant to the Law on Public Media adopted in 1994 and pursuant to the Law on Telecommunications adopted in 1988. Private broadcasters are permitted to use up to 20% of their broadcast time for advertising compared to 15% on public stations. Currently, there are two public stations and two private stations in Slovenia competing with the POP TV network. Historically, the Slovenian television market has been dominated by one of the public stations, SLO 1, which reaches 97% of the Slovenian population. In addition, cable television penetration in Slovenia is at a relatively high 35%.

  Slovak Republic

     The Slovak Republic has a population of 5.4 million people and 99% of households have television. The economy of the Slovak Republic has recently begun to respond to economic reform, with estimated GDP growth of 6.5% in 1996. The Company believes that as a market economy develops in the Slovak Republic, television advertising spending has the potential to grow significantly. Television advertising increased 28% in 1996 to $32 million, according to the Company's estimates, yet television advertising spending per capita in the Slovak Republic in 1996 still was less than half of that of the Czech Republic. The license under which Markiza TV operates is regulated pursuant to the Act on Radio and Television Broadcasting. Currently, there are two national public stations which compete with Markiza TV, each of which reach 98% of the population of the Slovak Republic.

  Ukraine

     Ukraine, a parliamentary democracy of 52.1 million people, is the largest market served by the Company. Approximately 94% of Ukrainian households have television, and cable penetration is approximately 6%. Although television advertising in Ukraine was only $20 million in 1996, the Company expects that Ukraine's television advertising market will grow rapidly as Ukraine develops an economy that fosters competition among providers of goods and services. The Studio 1+1 Group is permitted to use up to 15% of its broadcasting time for advertising and has a broadcast reach through UT-2 of 93% of Ukraine's population.

  Poland

     Poland is a parliamentary democracy of 38.6 million people and had an estimated per capita GDP of approximately $3,500 in 1996. Poland has the largest television advertising market of the former eastern bloc countries, other than Russia, with $385 million of television advertising expenditures in 1996. In 1996, television advertising expenditures increased by 15% from 1995. Approximately 98% of Polish households have television, and cable and satellite penetration are 23% and 16%, respectively. Competition in Poland consists of two national public broadcast channels, TVP1 and TVP2, with broadcast reaches of 98% and 96% of Poland's population, respectively, Polsat, the largest private broadcaster, with a broadcast reach of 74%, and 11 regional channels. Restrictions on advertising provide that public advertising on TV Wisla may not exceed 15% of daily broadcasting time and 12 minutes in any one hour.

  Germany

     Germany is currently Europe's largest television advertising market with television advertising expenditures of approximately $4.9 billion in 1996. In 1984, legislation was enacted which permitted the expansion of private national television stations and which reduced restrictions on advertising on private television stations. Since that time, television broadcasting in Germany has been conducted primarily by several well-established public and private national stations. Until 1993, there were no privately owned regional television stations in Germany. Efforts to broadcast television on a regional basis were limited to
(i) ARD, one of the public station groups, which, in addition to their joint nationwide program provide programs intended for regional reception and (ii) the inclusion on certain national television broadcast stations of a program segment of 30 to 45 minutes in length in the early evening which focuses on a particular region's news and events. As a result, television advertising has been purchased and broadcast primarily on a national basis.

     In 1993, certain of the 16 German states began to award private regional broadcasting licenses, such as those awarded to operate PULS, the Nuremberg Station, the Leipzig Station and the Dresden Station (collectively, the 'German Stations'). Licenses to broadcast regional television have been awarded to other broadcasters in Munich, Hamburg and Berlin.

OPERATIONS IN THE CZECH REPUBLIC: NOVA TV

  General

     Nova TV is the leading commercial television broadcaster in the Czech Republic, broadcasting pursuant to a 12 year license awarded in February 1993. Nova TV's signal reaches 99% of the Czech Republic's population of approximately
10.3 million, including 4.0 million TV households. Nova TV generated $109 million in net advertising revenues in 1996.


     As the first private national station serving the Czech Republic, broadcasting a wide range of programming, including movies, comedies, dramatic series, soap operas, news and sports, Nova TV has built and maintained significant market share during its first three years of operations. According to independent surveys undertaken by GFK/AISA, an independent polling agency, for the period from January 1, 1996 through December 31, 1996, Nova TV achieved an overall 67% audience share of the Czech Republic television market. Audience share represents the percentage of televisions turned on at a particular time which are tuned to a particular television station.

  Programming

     Nova TV's programming strategy is to appeal to a mass market audience. The station broadcasts for 19 hours daily, including locally produced news, sports (including exclusive coverage of the Czech Republic's national soccer league), variety shows and other programming, as well as a broad range of popular films and series from international distributors. In 1996, Nova TV produced approximately 2,500 hours of original local programming, which primarily consists of a daily breakfast show, news broadcasts and news related shows, sports, game shows and music videos. In 1996, original local programming produced by the Company, together with Czech films and other Czech origin programming, comprised approximately 36% of Nova TV's broadcast time.

     Nova TV has acquired exclusive broadcasting rights in the Czech Republic or in the Czech language, to a number of successful American and Western European programs and films produced by such companies as Walt Disney, Sony Pictures, Twentieth Century Fox, Warner Bros., Canal+ and Paramount Pictures. Nova TV has the rights to broadcast over 13,000 internationally released films and television episodes during the next several years. Many of these films will not have been released in the Czech Republic prior to being broadcast by Nova TV. Nova TV has agreements with Reuters, CNN and WTN to receive foreign news reports and film footage to integrate into its news programs. All foreign language programs and films are dubbed into the Czech language.

  Advertising

     Nova TV derives its revenues principally from the sale of commercial advertising time. In the Czech Republic most television advertising is sold through independent agencies and media buying groups. Nova TV currently serves over 200 advertisers, including such large multi-national advertisers as Colgate-Palmolive, Jacobs Suchard, Procter & Gamble and Unilever. In 1996, no single advertiser accounted for more than 10% of Nova TV's revenues.

     Nova TV is permitted to broadcast advertising for up to 20% of its broadcast time in any one hour, subject to an overall daily limit of 10% of broadcast time. In addition, up to 60 minutes per day of broadcast time may be used for 'direct sales' advertising. Its primary competitor, CT1, a public television station, is restricted to 1% of daily broadcast time for advertising. The Council for Radio and Television Broadcasting in the Czech Republic (the 'Czech Radio and Television Council') makes certain distinctions between private and public broadcasters. For example, private broadcasters, such as Nova TV, are permitted to interrupt programming with advertising, while public broadcasters may not.

As the television advertising market in the Czech Republic continues to develop, the Company believes Nova TV is well positioned to capitalize on its much larger inventory of available advertising time.

  Competition

     Nova TV competes principally with CT1 for audience, programming and advertising. Nova TV competes on a more limited basis with CT2, a public network of regional frequencies which reaches approximately 83% of the Czech Republic's population and Prima TV, a privately owned and operated television station serving Prague and several other metropolitan areas which include approximately 44% of the country's population. There are no other significant television stations broadcasting Czech language programming to the Czech Republic. The Company believes that, for various technical, political and financial reasons, additional private national broadcast competition in the Czech Republic is unlikely in the near future.

     Limited competition for viewers also comes from foreign stations transmitted through cable and satellite television. At the present time, approximately 14% of all Czech Republic households have cable television and approximately 20% receive direct-to-home satellite television. The media authorities in the Czech Republic have licensed several companies to provide cable television services to the Czech Republic. The largest is Kable Plus, with over 325,000 subscribers. Czech authorities have required cable operators to carry all over-the-air broadcasting within their areas free of charge.

     Nova TV competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, telephone directory advertising and direct mail.

  Regulation

     Nova TV and the terms of the license pursuant to which it operates are regulated by the Czech Radio and Television Council pursuant to recently amended legislation. The license was granted by the Czech Radio and Television Council to CET 21 for 12 years under terms which require CET 21 to cooperate with the Company in operating Nova TV. CET 21 has given Nova TV the exclusive access to the use of the license.

     Under Czech legislation or the license pursuant to which Nova TV operates, Nova TV is required to comply with certain restrictions on programming and advertising, none of which the Company believes have had a material adverse effect on Nova TV. If the Czech Republic becomes a member of the European Union, Nova TV may be subject to additional program content regulation.

     Regulations relating to the amount of advertising broadcast on television in the Czech Republic provide that advertising on Nova TV cannot exceed 20% of its broadcast time in any one hour subject to an overall limit on advertising of 10% of total daily broadcast time. In addition, up to 60 minutes per day of broadcast time may be used for 'direct sales' advertising. Advertising is not permitted during children's programming or the evening news. Restrictions on advertising content include that (i) tobacco advertising is prohibited, (ii) advertising targeted at children before or after children's programming is prohibited if such advertising promotes behavior that would endanger the health, physical or moral development of children, (iii) advertising of alcoholic beverages is restricted but not prohibited and (iv) members of the news department of Nova TV are prohibited from appearing in advertisements. There are also restrictions on the frequency of advertising breaks within a program.

     The Czech legislation pursuant to which CET 21 holds its license and pursuant to which Nova TV operates contains certain provisions concerning the relationship between the license holder and the broadcaster. The Czech Radio and Television Council recently conducted administrative procedures to review these relationships for all the private commercial broadcasting licenses granted pursuant to Czech legislation, including the license granted to CET 21. These procedures have been suspended. No determination adverse to Nova TV was made by the Czech Radio and Television Council.

RADIO ALFA

     In February 1995, the Company entered into the first of a series of loan and consulting agreements with Radio Alfa, one of two private Czech Republic national radio broadcasters. The Company has advanced a total of approximately Kc107,000,000 ($3,915,000) in loans to Radio Alfa under these agreements. In addition to receiving interest under these loans, the Company receives a consulting fee equal to 60% of the pre-tax profits of Radio Alfa and provides management advisory services to the radio station. Recent changes in the Czech broadcasting regulations have allowed the Company to directly hold an equity interest in Radio Alfa. The Company has purchased a 62% interest in Radio Alfa for a purchase price of Kc39,000,000 ($1,427,000). The Company has also paid Kc11,300,000 ($413,000) in order to purchase a Kc17,300,000 loan ($633,000) from one of the former shareholders of Radio Alfa. Certain of the Company's outstanding loans to, and interest in, Radio Alfa are convertible into an additional equity interest which, when combined with its current 62% interest, would give the Company an 84% interest in Radio Alfa.

     Radio Alfa, which was awarded a license in January 1993, had been operating as a 'news/information' station with an audience share of approximately 5%. In October 1995, the Company relaunched Radio Alfa with a greater proportion of entertainment-driven programming. Audience share was approximately 7.5% during the fourth quarter of 1996. Radio competition in the Czech Republic is provided by Czech public radio, one other national private radio station and over 40 local radio stations.

OPERATIONS IN ROMANIA: PRO TV

  General

     PRO TV is a national television broadcast network in Romania which broadcasts its programming on, and sells advertising for, regional television stations operated under licenses held by PRO TV, SRL and Media Pro, SRL. PRO TV reaches approximately 55% of the Romanian population of 22.7 million, focusing primarily on Romania's urban areas. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities throughout Romania. The Company anticipates that PRO TV will be able to increase its reach from current levels through additional regional licenses which have been granted to entities currently controlled by PRO TV, SRL and through affiliations with other local broadcasters and agreements with cable carriers.

     PRO TV broadcasts a wide range of programming, including movies, comedies, dramatic series, talk shows, news and reports. Independent research from Gallup Media in Romania shows that PRO TV is currently the top rated television station in its broadcast area, with an average television viewer share of approximately 42% during prime time for all of 1996.

     Media Pro International, through which PRO TV is operated, also operates PRO FM, a radio network broadcast through owned and affiliated stations to approximately 9.2 million people in Romania.

  Programming


     PRO TV's programming strategy is to appeal to a mass market audience. PRO TV broadcasts 24 hours of programming daily except Monday, when PRO TV broadcasts for 18 hours. Approximately 26% of PRO TV's programming is comprised of locally produced programming, including, news, sports (including coverage of Romania's Soccer League), a breakfast show and current affairs shows.

     PRO TV has secured exclusive broadcast rights in Romania to a large number of successful American and Western European programs and films produced by such companies as Sony Pictures, Warner Bros., Twentieth Century Fox, Paramount, CBS, MCA, MGM and Granada. PRO TV's library includes over 2,000 feature films and approximately 5,000 television episodes. Many of these films will not have been released in Romania prior to their broadcast on PRO TV. All foreign language programs and films are subtitled in Romanian. PRO TV also receives foreign news reports and film footage from Reuters and WTN to integrate into its news programs.

  Advertising

     PRO TV derives revenues principally from the sale of commercial advertising time, most of which is sold through independent agencies. Advertisers include large multinational firms such as Coca-Cola, Colgate-Palmolive, Daewoo, Henkel, Pepsi, Philip Morris, Procter & Gamble, Unilever and Wrigley.

     PRO TV is permitted to broadcast advertising for up to 20% of its broadcast time in any hour, subject to an overall daily limit of 15% of broadcast time. An additional 5% of broadcast time may be used for 'direct sales' advertising. PRO TV's primary competitor, TVR 1, a public broadcaster, is restricted to 7.5% of daily broadcast time for advertising, and a maximum of 10% during any one hour. Both private and public broadcasters are subject to restrictions on the frequency of advertising breaks, as well as on the advertising of tobacco and alcohol, but restrictions on public stations are more severe. For example, private broadcasters can insert advertising during news programs while public broadcasters cannot.

  Competition

     Prior to the launch of PRO TV, TVR 1 was the dominant television station in Romania with its coverage of the entire population, a popular news show and limited entertainment programming. Other local competitors include public TVR 2, with a 40% reach, and privately-owned Antena 1 and Tele 7 ABC, covering about 20% and 9% of the population, respectively.

     Additional competitors include cable and satellite stations. PRO TV competes for advertising revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

  Regulation

     Licenses for the television stations which show programming provided by PRO TV and which broadcast advertising sold by PRO TV are regulated by the Romanian Media Commission. In addition to its terrestrial television licenses which have been granted for seven year periods expiring in 2001 and 2002, PRO TV has been granted a seven year license to broadcast via satellite.

     Under regulation established by the Romanian Media Commission, PRO TV and the stations which broadcast programming and advertising provided by PRO TV are required to comply with certain restrictions on programming and advertising. These restrictions include the establishment of a target of at least 40% of programming to be of Romanian origin for television operators, such as PRO TV, which use satellite transmission.

     Regulations relating to the amount of advertising broadcast on television in Romania provide that advertising on PRO TV cannot exceed 20% of its broadcast time in any one hour, subject to an overall limit on advertising of 15% of total daily broadcast time. In addition, up to 5% of broadcast time may be used for 'direct sale' advertising. Restrictions on advertising content include that (i) tobacco advertising is restricted but not prohibited, (ii) advertising targeted at children or during children's programming must account for the overall sensitivity of that age group, (iii) advertising of alcoholic beverages is restricted but not prohibited and (iv) members of the news department of PRO TV are prohibited from appearing in advertisements. There are also restrictions on the placement of advertisements during programming.

  Recent Developments

     The Company owns a 95.0% equity interest in Unimedia which owns a 10.0% equity interest in MobilRom. In December 1996, MobilRom was awarded one of two national GSM cellular telephone licenses in Romania. The Company is currently evaluating its plans with respect to its interest in MobilRom. The Company does not anticipate exercising any managerial or operational control over MobilRom although one of the Company's employees serves on MobilRom's Board of Directors. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.'

OPERATIONS IN SLOVENIA: POP TV

  General

     POP TV is a national television broadcast network in Slovenia which provides its programming to, and sells advertising for, MMTV, Tele 59 and an additional affiliate, TV Robin. POP TV reaches approximately 80% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. POP TV currently is negotiating affiliation agreements with other regional television broadcasters to expand its broadcast reach in Slovenia.

     POP TV broadcasts a wide range of programming, including movies, comedies, dramatic series, talk shows, news and sports. Independent industry research shows that in the areas of Slovenia in which POP TV can be seen POP TV had an average television viewer share of approximately 49% for 1996, the largest television market share in these areas.

  Programming


     POP TV's programming strategy is to appeal to a mass market audience. POP TV provides an average of 18 hours of programming daily. Local programming includes a nightly news program and a daily game show.

     POP TV has secured exclusive program rights in Slovenia to a large number of successful American and Western European programs and films from many of the major studios, including X-Files, ER, Friends, The Bodyguard, Forever Young and Robin Hood: Prince of Thieves. Many of these films will not have been released in Slovenia prior to their broadcast on POP TV. All foreign language programs and films are subtitled in Slovenian.

  Advertising

     POP TV derives revenues principally from the sale of commercial advertising time. Advertisers include large multinational firms such as Coca Cola, Henkel, Johnson & Johnson and Wrigley. Private commercial television stations are permitted to broadcast advertising for up to 20% of daily broadcast time compared with 15% for public television stations in Slovenia. Both private and public television broadcasters in Slovenia are subject to restrictions on the frequency of advertising breaks, as well as on the advertising of tobacco and alcohol.

  Competition

     Historically, the television market in Slovenia has been dominated by SLO 1, a public television station. SLO 1 is entertainment oriented while the other public station, SLO 2, focuses on information and culture. SLO 1 reaches 97% of the Slovenian population, and SLO 2 reaches 96% of the Slovenian population. Two private television stations which compete with POP TV in Slovenia have achieved a relatively small share of the market. In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia in competition with POP TV, which agreement would increase POP TV's broadcast reach to 85%. There is currently an injunction in effect preventing the completion of the Kanal A Agreement. See 'Legal Proceedings'.

     POP TV also competes with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 32% is relatively high compared with other countries in Central Europe and approximately 32% of households have satellite dishes. In addition, POP TV competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

  Regulation

     The licenses granted to MMTV and Tele 59 have been granted for 10 year terms expiring in 2003. Under Slovenian television regulations, POP TV and its affiliate stations are required to comply with a number of restrictions on programming and advertising. These restrictions include that 10% of the station's broadcast time must be internally produced programming, certain films and other programs may only be broadcast between 11:00 pm and 6:00 am, and POP TV news editors, journalists and correspondents must not reflect a biased approach toward news reporting.

     Regulations relating to the amount of advertising broadcast on television in Slovenia provide that advertising on POP TV cannot exceed 20% of its daily broadcast time. Advertising is not permitted during news, documentary and children's programming which is not in excess of 30 minutes or during religious programming. There are also restrictions on the frequency of advertising breaks during films and other programs. Restrictions on advertising content include a prohibition on tobacco advertising and on the advertising of alcoholic beverages other than low alcohol content beer.

OPERATIONS IN THE SLOVAK REPUBLIC: MARKIZA TV

  General

     Markiza TV, in which the Company owns an 80% economic interest, was launched as a national television station in the Slovak Republic on August 31, 1996. According to third party estimates, Markiza TV reaches approximately 79% of the Slovak Republic's population of 5.4 million people, including virtually all of its major cities. The Company intends to increase Markiza TV's broadcast reach by adding additional transmitters or affiliates. According to independent industry research, Markiza TV had an average television viewer share of approximately 51% for its broadcast reach areas for the portion of 1996 during which it broadcast, representing the highest market share in these areas.

  Programming

     Markiza TV's programming strategy is to appeal to a mass market audience. Markiza TV provides an average of 18 hours of programming daily. Approximately 47% of Markiza TV's programming is locally produced, including news, current affairs, game shows, variety shows and a weekly sitcom.

     Markiza TV has secured exclusive broadcast rights in the Slovak Republic to a large number of top rated United States and European programs produced by major studios including Warner Bros., Twentieth Century Fox, MCA, and BBC. Markiza TV's library includes over 1,000 films and nearly 3,000 television episodes. All foreign language programming is dubbed in either Slovak or Czech. Markiza TV also receives foreign news reports and film footage from CNN, Reuters and WTN, which it integrates into Markiza TV's news programs.

  Advertising

     Markiza TV derives revenues principally from the sale of commercial advertising time. Advertisers include large multinational firms such as Henkel, Jacobs Suchard, Master Foods, Nestle, Procter & Gamble, Unilever and Wrigley. Private commercial television stations are permitted to broadcast advertising for up to 10% of total daily broadcast time and up to 20% of broadcast time in any single hour.

  Competition


     The Slovak Republic is served by two public television stations, STV1 and STV2, which dominated the ratings until Nova TV began broadcasting in 1994. Nova TV's signal reaches a portion of the Slovak Republic where it had a 17% audience share in 1996. Markiza TV also competes with VTV, a private satellite broadcaster; public television stations located in Austria, the Czech Republic and Hungary, which stations' signals reach the Slovak Republic; additional foreign private television stations; and foreign satellite stations. Competitors have indicated a possibility of legal action to challenge the Company's partnership arrangements with Markiza TV in connection with the formation of STS.

  Regulation

     Markiza TV's broadcast operations are subject to regulations imposed by the Act on Radio and Television Broadcasting, the Act on Advertising and conditions contained in the license granted by the Council of the Slovak Republic for Broadcasting and Television Transmission (the 'Slovak Television Council'). The license to operate Markiza TV was granted by the Slovak Television Council to the

Company's local partner in STS, for a period of 12 years under terms which require the Company's local partner to enter into a partnership with the Company to found STS.

     Under the license pursuant to which Markiza TV operates, Markiza TV is required to comply with several restrictions on programming. These restrictions include that of Markiza TV's monthly broadcast time: 40% must be Slovak production (increasing to a minimum of 51% within three years from commencement of broadcasting); 10% must be programming for children; broadcasts of first performance films and series must have a minimum of 51% European production (of which there must be a minimum of 8% Slovak production) and no more than 45% United States production; and no more than 40% of foreign first performance films and series may be in the Czech language (decreasing to 20% by the fourth year of broadcasting). Markiza TV's programming is required to be consistent with the Slovak Constitution and not promote violence, hate, intolerance, the intentional use of indecent language or immoral behavior. Programming endangering the psychological or moral growth of children and youth cannot be broadcast between 6:00 am and 10:00 pm, and Markiza TV's news broadcasts must be objective and balanced and clearly differentiate between opinion and news. If the Slovak Republic becomes a member of the European Union, Markiza TV may be subject to additional program content regulation.

     Under both the license pursuant to which Markiza TV operates and Slovak statutes, Markiza TV must comply with certain limitations in its broadcast of advertising, none of which the Company believes will have a material adverse effect on Markiza TV. Regulations relating to the amount of advertising broadcast on Markiza TV provide that advertising may not exceed 20% of broadcast time in any single hour, subject to an overall advertising limit of 10% of total daily broadcast time. In addition, up to one hour daily, not exceeding 20% in any one hour, may be used for 'direct sales' advertising. The news may not be sponsored and news staff may not appear in advertisements. Restrictions on advertising content include that (a) tobacco advertising is prohibited, (b)

advertising for children or in which children perform and which promotes behavior endangering the health, psychological or moral development of children is prohibited, and (c) advertising which endangers morals or consumer's interest in health, safety and environmental protection are also prohibited. The advertisement of beer is permitted, however, advertisement of other alcoholic beverage remains prohibited. There are also restrictions on the frequency of advertising breaks within a program.

  Recent Developments

     The Slovak parliament recently announced a tender procedure for the privatization of STV2 under which bids were required to be submitted by the end of February 1997. Markiza, the Company's local partner in Markiza TV, submitted a bid for a television broadcast license to operate Markiza TV on the STV2 frequencies in exchange for its current frequencies because STV2 has a broadcast reach greater than the current reach of Markiza TV. A successful bid by Markiza for the television broadcast license on STV2 would have no effect on its partnership with the Company.

OPERATIONS IN UKRAINE: STUDIO 1 + 1 GROUP

  General

     The Company owns a 50% economic interest in the Studio 1+1 Group, which has the right pursuant to a ten-year television broadcast license held by a Ukrainian-based member of the Studio 1+1 Group to broadcast programming and sell advertising on UT-2, one of Ukraine's public television stations, for 63 hours per week, including during prime time. UT-2 reaches approximately 93% of Ukraine's population. The Studio 1+1 Group began broadcasting on UT-2 in January 1997. Prior to that time, the Studio 1+1 Group had been broadcasting programming for approximately 50 hours per week on Ukrainian National Channel One ('UT-1') pursuant to a contractual, rather than license, right, which contract was to expire in 2000. The Studio 1+1 Group was required to relinquish its right to broadcast programming on UT-1 in order to acquire the license to broadcast on UT-2.

     The Company continues to hold a 30% equity interest in Gravis, a company which operates two terrestrial television stations in the capital city of Kiev. Gravis currently generates only limited revenues.

  Programming

     The Studio 1+1 Group's programming strategy is to appeal to a mass market audience. The Studio 1+1 Group has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful American and Western European programs and films from many of the major studios, including Warner Bros., Universal and Paramount. All foreign language programs and films (other than those in the Russian language) are dubbed into the Ukrainian language. During 1996, the Studio 1+1 Group broadcast primarily foreign programming. During 1997, the Company intends to increase the percentage of its programming that is locally produced, including talk shows and entertainment shows.

  Advertising

     The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time. Advertisers include Coca-Cola, Master Foods, Nestle, Procter & Gamble and Wrigley. The Studio 1+1 Group is permitted to sell 15% of its overall broadcast time for advertising. UT-2, like other broadcasters, is subject to restrictions on the frequency of advertising breaks, as well as on the advertising of tobacco and alcohol. Although television advertising in Ukraine was only $20 million in 1996, the Company expects that Ukraine's television advertising market will grow rapidly as Ukraine develops an economy that fosters competition among providers of goods and services.

  Competition

     Ukraine is served by four television stations, including UT-1 and UT-2, which are Ukrainian public stations, and ICTV, a private network. The Studio 1+1 Group, through UT-2, has a broadcast reach of 93% of the Ukrainian population. UT-1 and ICTV reach 98% and 28% of Ukraine's population, respectively.


  Regulation

     The Studio 1+1 Group provides programming to UT-2 pursuant to a ten-year television broadcast license expiring in December 2006. Broadcasts of the Studio 1+1 Group's programming and advertising on UT-2 are regulated by the State Committee on Television and Radio of Ukraine and the National Council on Television and Radio of Ukraine (the 'Ukraine National Council'). These agencies enforce Ukraine's developing media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs. The Company does not expect these restrictions to have a material adverse impact on the Studio 1+1 Group.

     Competitors and others opposed to the Ukraine National Council's award of the UT-2 License have indicated a possibility of legal or administrative actions to challenge the UT-2 License. However, the

Company believes that the Ukraine National Council's decision to grant Studio 1+1 the UT-2 License would be upheld. There can be no assurance, however, as to the outcome of such proceedings, if initiated.

OPERATIONS IN POLAND

  General

     TVN acquired its initial interest in TV Wisla in September 1996, although TV Wisla began broadcasting in December 1994. The Company owns a 33.0% interest in TVN, which in turn, owns a 49% interest in TV Wisla. TV Wisla operates a television station in southern Poland with a broadcast reach of approximately
7.8 million people. TVN holds an option to increase its ownership in TV Wisla to 76%. The Company anticipates that TV Wisla will become part of a national Polish television broadcast network to be formed by the Company and ITI, the Company's partner in TVN. See 'Operations in Poland--Recent Developments.'

  Programming

     TV Wisla's programming strategy is to appeal to a mass market audience. Currently, TV Wisla provides approximately 19 hours of programming per day. TV Wisla has secured exclusive programming rights in Poland to such popular shows as Falcon Crest, StarTrek-Next Generation, Sudden Impact, Arthur, Batman Returns, Rain Man and others from Warner Bros., Paramount, MGM and Mediaset.

  Advertising

     TV Wisla derives revenues principally from the sale of commercial advertising time. Advertisers include a number of local, national and international companies such as Benkiser, Henkel and S.C. Johnson. Restrictions on advertising provide that advertising on TV Wisla may not exceed 15% of daily broadcasting time and 12 minutes in any one hour.

  Competition

     Competition in Poland consists of two national public broadcast channels,

TVP 1 and TVP 2, with broadcast reaches of 98% and 96% of Poland's population, respectively, Polsat, the largest private broadcaster, with a broadcast reach of 74%, and 11 regional public channels. Cable and satellite stations currently have 20% and 14% market penetration respectively. Additional competition for advertising revenues includes other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

  Regulation

     Television broadcasting in Poland is subject to regulations imposed by the Act on Communications (the 'Polish Communications Act') and regulated by the Polish National Radio and Television Council (the 'Polish Television Council'). The Polish Communications Act restricts the foreign ownership and voting power of license holders to 33%. In addition, Polish nationals residing in Poland must comprise the majority of the managing boards of such license holders.

     The license granted to TV Wisla contains restrictions on programming and advertising. Programming produced in Poland is required to account for 40% of programming. In addition, TV Wisla must produce itself or commission at least 15% of annual programming, and programming produced by Polish producers not associated with TV Wisla must account for 10% of annual programming.

     Restrictions on advertising provide that advertising on TV Wisla may not exceed 15% of daily broadcasting time and 12 minutes in any one hour.

     The licenses recently awarded to TVN in northern Poland, Warsaw and Lodz also contain restrictions on programming and advertising. Programming produced in Poland is required to account for 30% of programming in 1997 and 1998, 35% in 1999 and 40% in 2000 and thereafter. In addition, TVN must produce itself or commission at least 10% of annual programming, and programming produced by Polish producers not associated with TVN must account for 15% of annual programming.

  Recent Developments

     In February 1997, the Polish Television Council awarded television broadcast licenses for northern Poland and television broadcast licenses covering the cities of Warsaw and Lodz in Poland to TVN. The Company estimates that these television broadcast licenses have a potential broadcast reach of approximately 11 million people. The Company and ITI, its partner in TVN, intend to develop a national television broadcast network in Poland, which will broadcast programming and sell advertising through affiliate stations, including TV Wisla and those broadcasting under the television broadcast licenses awarded to TVN in northern Poland, Warsaw and Lodz. The Company anticipates owning a 50% interest in this television broadcast network, which the Company anticipates will be launched in the fourth quarter of 1997. The network is expected to broadcast 19 hours of acquired and self-produced programming daily. The Company intends to broadcast the television network signal through terrestrial transmitters as well as via digitally encoded satellite signals. The Company expects to expand the signal to reach 80-85% of the population of Poland. These are forward-looking statements. The timing of this launch and the potential reach of the network depend upon the timely completion of broadcast facilities, sourcing programming, obtaining access to transmitters and recruiting and retaining qualified staff.

OPERATIONS IN GERMANY: THE GERMAN STATIONS

  General

     The Company owns interests in four regional television stations operating in Germany: PULS, the Nuremberg Station, the Leipzig Station and the Dresden Station (collectively, the 'German Stations'). The German Stations reach an aggregate of approximately 9.0 million people including the capital city of Berlin. Germany is served on a nationwide basis by three major over-the-air private commercial television stations and two major over-the-air public television stations. German television broadcasters include several other private television stations, regional members of the public network ARD, providers of regional windows, and television stations delivered only by cable or satellite.

  Programming

     The German Stations currently broadcast a 'total local' programming schedule which consists of in-depth local coverage of news and events in their respective regions. The objective of 'total local' is to provide an alternative to the public and private national broadcasters by being uniquely responsive to the distinct regional tastes of local viewers.

     PULS's program schedule currently consists of 7 hours of original programming per day. On most days, this 7 hour schedule is repeated once during the day (with some news broadcasts repeated more than once). The Nuremberg Station broadcasts original programming for 4.5 hours each day and repeats this programming. The program schedules of the Leipzig Station and the Dresden Station consist of 2.5 hours of original programming per day and repeats this programming. In addition, there is a commercial videotext service which broadcasts the remainder of the day on the Nuremberg Station and the Leipzig and Dresden Stations.

  Advertising

     The German Stations have local sales forces which work closely with local advertising agencies and customers in their regions. Advertisers on the German Stations include area department stores, food chains, furniture stores and automobile dealers.

  Competition

     The German Stations compete primarily with three over-the-air private commercial national television stations, SAT.1, RTL and PRO 7, and two over-the-air public national television stations, ZDF and ARD (an association of regional public broadcasters). Under applicable regulations, the public television stations may broadcast advertising only before 8:00 pm., Monday through Saturday, and they are limited to an annual average of 20 minutes of advertising per day. The German Stations also compete with approximately 25 stations delivered through cable or satellite.

     Each of the German Stations also compete with other media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, telephone directory advertising and direct mail. Some of their competitors are public operations or are larger and have greater financial, marketing and other resources than the Company.

  Regulation

     The German Stations, and the terms of the licenses pursuant to which they operate, are regulated by the German states in which they are situated. These regulations are based on an inter-state treaty and, therefore, generally are similar in each state.

     Under German regulations, the German Stations are required to comply with a number of restrictions on programming and advertising, none of which the Company believes has had a material adverse effect on these television stations. German regulations prohibit programming that might offend public morals or that violates measures designed to protect children. In addition, the majority of programming consisting of films, series and documentary features is required to be of European content. The license under which PULS operates requires that the station broadcast at least 7 hours of non-repeated original programming each day and that 30% of programming broadcast between 5:00 pm and 11:00 pm be of regional character. In addition, PULS must cooperate with local independent producers; it may not enter into arrangements favoring licensed productions over programming produced or commissioned by the station. PULS also has agreed to construct a second studio and establish further permanent and mobile facilities in Potsdam, a city in the state of Brandenburg. Each of the licenses under which the German Stations operates require regulatory approval to alter the overall type and mix of programming broadcast on the stations.

     Regulations relating to the amount of advertising broadcast on the German Stations provide that advertising may not interrupt religious services, shows for children, or news or political features of less than 30 minutes. Advertising may be shown only after program segments of at least 20 minutes and movies exceeding 45 minutes may be interrupted by advertising only once for each complete block of 45 minutes. The total amount of advertising may not exceed 20% of daily broadcast time, and spot advertising may not exceed 15% of daily broadcast time or 20% of a given one hour period. Restrictions on advertising content include prohibitions on advertising contrary to health, consumer safety or the environment, on political and religious advertising and on advertising employing persons who regularly present news or political features.

  Recent Developments

     The partners of PULS have retained a financial advisor and are currently in discussions with potential investors in PULS. Such an investor would be expected to acquire a significant equity interest in PULS and assume responsibility for PULS's operations. Such an investment would be anticipated to significantly dilute the Company's equity interest in PULS and to decrease the Company's future funding obligations to PULS. Such investment also could result in a material reduction of the carrying value of the Company's equity investment in

PULS, which was $12.6 million as of December 31, 1996, and a corresponding charge against the Company's earnings in the period incurred. Regardless of whether a transaction with a strategic investor is consummated, there is no assurance that the Company may not have to take a reduction of all or a portion of the carrying value of PULS. In addition, a reduction of the carrying value of PULS, or other factors, might cause the Company to reduce all or part of the carrying value of the Company's investments in FFF and SFF, which were $6.1 million and $1.6 million, respectively, as of December 31, 1996.

BROADCAST OPERATIONS UNDER DEVELOPMENT

     The Company continues to pursue and develop opportunities for television broadcasting throughout Central and Eastern Europe and other areas and continues to evaluate the economic viability of commencing broadcast operations in such areas. There can be no assurance that the Company will successfully pursue the development of these broadcast operations or that these broadcast operations will generate profits in the future. The Company, together with local partners, is actively engaged in developing operations in Hungary, as discussed below.

Hungary

     In January 1997, the Hungarian National Radio and Television Commission (the 'Hungarian Television Commission') announced tender procedures for the award of two national television broadcast licenses. Each license would be for a ten-year term and would provide a broadcast reach of approximately 87% of the population of Hungary. The Hungarian media law provides that consortiums bidding for these licenses must consist of at least three entities. No entity will have the right to own greater than 49% of any consortium and at least 26% of the ownership interests must be owned by domestic entities. The Company currently is forming a consortium in order to bid for these licenses. The tender procedures require bids to be submitted no later than April 10, 1997, with awards to be announced 60 days thereafter. If the Company's consortium is awarded one of these licenses, it would be required to commence broadcasting 90 days thereafter.

     The Company owns 95% of 2002 Kft, a broadcasting company in Hungary which has been awarded a local microwave (MMDS) license. If developed, operations under the license would have a potential broadcast reach of approximately 200,000 homes in Budapest. As a condition to bidding for one of the two national television broadcast licenses, the Company will be required to reduce its ownership of 2002 Kft to below 25%. The satisfaction of this condition would not have a material adverse effect on the Company.

     A subsidiary of 2002 Kft acquired Videovox, a company engaged in the dubbing of foreign language programming, films, videos and commercials into Hungarian, which was privatized by the Hungarian government in May 1996. In December 1996, as part of a restructuring, CME BV acquired a direct 97.4% interest in Videovox from 2002 Kft. The acquisition of Videovox is an integral component of the Company's plans to develop broadcast operations in Hungary because (i) a significant percentage of programming and films which the Company likely would broadcast in Hungary will be of foreign origin and (ii) Videovox owns a facility which can be converted into television studios.

     Hungary has one of the more advanced economies in Central and Eastern Europe with a relatively high GDP per capita estimated at $4,400 in 1996. The Hungarian television advertising market grew 18% to $188 million in 1996. Over 97% of households in Hungary have television and approximately 40% of households have cable television, the largest cable penetration in the region. Per capita television advertising expenditures are significantly greater than the average in Central and Eastern Europe, but are still relatively low when compared to Western Europe. The Company believes that as a market economy continues to develop in Hungary, television advertising expenditures will continue to grow.

PROGRAMMING SERVICES

     Through CMEPS, the Company provides an array of program-related services to its television operations in Central and Eastern Europe, including program acquisition, production, distribution (including satellite transmission), promotion, schedule advisory services, and coordination of viewer research. Currently, CMEPS assists the Company's broadcast operations and broadcast operations under development in obtaining programming from American and Western European film and television studios. As the Company has expanded its broadcast operations in Central and Eastern Europe, the Company has begun to use CMEPS to reduce overall program costs by centralizing the purchase of rights to films and programming. CMEPS will also create a program exchange service among the Company's broadcast operations and will provide opportunities for co-production and co-financing of programming among these broadcast operations. In addition, CMEPS advises the Company's broadcast operations in connection with locally produced programming.

SEASONALITY

     The experience of the television industry is that advertising sales tend to be lowest during the third quarter of each calendar year which includes the summer holiday schedule (typically July and August) and highest during the fourth quarter of each calendar year.

EMPLOYEES

     As of December 31, 1996, (i) the Company had a central staff of 54 employees, (ii) Nova TV had 444 employees, (iii) PRO TV had approximately 659 employees, (iv) POP TV had approximately 147 employees, (v) Markiza TV had approximately 380 employees, (vi) the Studio 1+1 Group had approximately 253 employees, (vii) TV Wisla had approximately 148 employees, (viii) Videovox had approximately 71 employees, (ix) Radio Alfa had 26 employees, (x) PULS had approximately 143 employees, (xi) the Nuremberg Station had approximately 79 employees and (xii) the Leipzig Station and the Dresden Station together had 94 employees. None of the Company's employees or the employees of any of its subsidiaries are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good, and that its subsidiaries' relations with their employees are good.

ITEM 2.  PROPERTIES

     The Central European Media Enterprises Ltd. group of companies leases office space in London, in three separate locations. One lease covers approximately 4,347 square feet of space and expires in 2004, except that the Company can terminate the lease at its option in 1999, subject to penalty. The second lease, for 2,205 square feet of office space in a nearby building, expires in 2006. A third lease of 2,600 square feet of office space in another nearby building expires in 1998.

     Nova TV is party to a capitalized lease for a building in Prague for its main studios and principal offices. The studios and offices total approximately 65,000 square feet. Modern studio facilities have been constructed in the building. This capitalized lease provides for rental payments to be made including principal and interest by Nova TV of $3,934,000 in each of 1997, 1998 and 1999. Through December 31, 1996, Nova TV has made principal payments of $2,868,000 to be applied for the purchase of this facility. The term of the lease is for one year, but is renewable for additional one year periods at the option of Nova TV. PULS leases studios and offices, totalling approximately 40,000 square feet, located at the base of Berlin's government operated broadcasting tower. This lease expires in December 1999. The Nuremberg Station leases studios and offices, totalling approximately 37,000 square feet, in an industrial center north of Nuremberg. This lease expires in 2001. CME BV has entered into an agreement on behalf of Media Pro International for the purpose of acquiring the facility in Bucharest which contains PRO TV's studios for a purchase price of approximately $1.8 million. The Company owns a portion of a building in Ljubljana which contains POP TV's studios and offices which occupy 2,000 square meters (approximately 21,528 square feet). Videovox owns the building in Budapest in which its studios are located. The building contains 5,605 square meters (approximately

60,332 square feet). STS owns its principal office facility in Bratislava which provides STS with 4,350 square meters of office space (approximately 46,823 square feet).

     In June 1995 the Company, through its wholly-owned subsidiary CMEPS, obtained leasehold rights to a 33 Mhz transponder on the Eutelsat HB3 Satellite which is scheduled to be launched in the fourth quarter of 1997. The Satellite Transponder, which has been leased through British Telecommunications plc for a 12 year period, will give the Company's stations the capability of distributing programs to their terrestrial television transmitters as well as to cable television systems throughout the Central and Eastern European region. The Company paid a deposit of $850,000 toward future transponder lease obligations. The annual charge for the lease is approximately $4.4 million, beginning after the launch of the satellite. The obligations of CMEPS under the transponder lease are guaranteed by CME.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia. Scandinavian Broadcasting System SA ('SBS'), which claims to have certain rights to the equity of Kanal A pursuant to various agreements, has challenged the validity of the Kanal A Agreement in a United Kingdom court. Both the Company and SBS have been granted injunctions by the United Kingdom courts preventing SBS, in the case of the Company, and the Company, in the case of SBS, from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted action in a Slovenian court requesting that courts in Slovenia resolve these claims.

     Various competitors of PULS and the Nuremberg Station have instituted legal action against the media authorities for Berlin-Brandenburg and the Nuremberg area seeking to overturn their decisions to award broadcast licenses to PULS and the Nuremberg Station, respectively. These actions were instituted in 1993 and 1994, and there have been no decisions in relation thereto in the last 12 months. Similar action has been instituted by other applicants for the licenses awarded to the Company's local partner in Leipzig and Dresden. An unfavorable decision in any of these actions could have an adverse effect on the Company.

     One of the owners of CET 21 has filed a claim in the Regional Commercial Court in Prague challenging the transfer by four other owners of CET 21 of a portion of their interests in CET 21 to Vladimir Zelezny. This owner of CET 21 interests alleges that the proper procedures were not followed prior to the interests being transferred to Dr. Zelezny. A preliminary injunction was sought with respect to the transfer of these ownership interests and was denied by the Czech Republic Court of Appeals. The underlying claim is still before the Court.

     The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol 'CETV.' On March 20, 1997, the last reported sales price for the Class A Common Stock was $33.25. The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years of the Company and for the first quarter of 1997, as reported by the Nasdaq National Market:

PRICE PERIOD                                  HIGH        LOW
-----------------------------------------   --------    --------
1995
First Quarter............................   $ 14.125    $  7.750
Second Quarter...........................     16.000       9.875
Third Quarter............................     27.250      13.750
Fourth Quarter...........................     25.750      17.750
1996
First Quarter............................     24.500      19.750
Second Quarter...........................     30.000      22.000
Third Quarter............................     32.000      20.750
Fourth Quarter...........................     31.750      25.375
1997
First Quarter (through March 20, 1997)...     37.250      30.750

     At March 20, 1997, there were 40 holders of record (including brokerage firms and other nominees) of the Class A Common Stock and 15 holders of record of the Class B Common Stock. There is no established public trading market for the Class B Common Stock.

                                DIVIDEND POLICY

     The Company has not declared or paid and has no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of its Common Stock. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The Company's ability to pay cash dividends is primarily dependent upon receipt of dividends or distributions from its subsidiaries over which it has limited control.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 1996, the Company executed a Promissory Note in favor of Ronald
S. Lauder pursuant to which Mr. Lauder agreed to make loans of up to $20.0 million to the Company (the 'Lauder Loan'). The Lauder Loan carried interest of 2.0% over LIBOR and provided Mr. Lauder with warrants exercisable for up to 100,000 shares of Class A Common Stock. The Lauder Loan was repaid in accordance with its terms at the consummation of the offering of 5,520,000 shares of Class A Common Stock (the '1996 Offering'). Based on the aggregate advances made by

Mr. Lauder of $14.0 million, Mr. Lauder has received warrants exercisable for 70,000 shares of the Class A Common Stock at an exercise price of $30.25 per share, which warrants will be exercisable for 4 years commencing on October 2, 1997. The issuance of such warrants were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, being that such transaction was by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     (Selected Financial Data begins on the following page and ends on the page immediately preceding Item 7).

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected financial information presented below for the five years ended December 31, 1996 is derived from the audited Consolidated Financial Statements of the Company. In the opinion of the Company, such information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data on a basis consistent with that of the audited data presented herein. The following selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto as of December 31, 1996, 1995 and 1994, included elsewhere herein.

                                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                1992      1993        1994          1995            1996
                                                -----    -------    --------    ------------    ------------
OPERATING DATA:
Net revenues.................................   $  --    $    --    $ 53,566    $     98,919    $    135,985
Total station operating costs and expenses...      --      1,802      36,083          52,542          85,101
Selling, general and administrative
  expenses...................................      20        811       6,009           7,725          21,357
Corporate operating and development
  expenses...................................     171      2,708       3,699          10,669          15,782
Amortization of goodwill and allowance for
  development costs..........................      --         --         985           3,442           2,940
Non-cash stock compensation charge...........      --         --       5,833             858              --
Dutch capital registration tax...............      --         --          --           1,375             809
                                                -----    -------    --------    ------------    ------------
Total operating expenses.....................     191      5,321      52,609          76,611         125,989
                                                -----    -------    --------    ------------    ------------
Operating (loss) income......................    (191)    (5,321)        957          22,308           9,996
Equity in loss of unconsolidated
  affiliates.................................    (141)    (3,671)    (13,677)        (14,816)        (17,867)
Interest and other income....................      --         64         179           1,238           2,876
Interest expense.............................      --       (140)     (1,992)         (4,959)         (4,670)
Foreign currency exchange gains (losses).....      --       (176)       (245)            324          (2,861)
                                                -----    -------    --------    ------------    ------------
(Loss) income before provision for income
  taxes......................................    (332)    (9,244)    (14,778)          4,095         (12,526)
Provision for income taxes...................      --         --      (3,331)        (16,340)        (16,405)
                                                -----    -------    --------    ------------    ------------
Loss before minority interest in consolidated
  subsidiaries...............................    (332)    (9,244)    (18,109)        (12,245)        (28,931)
Minority interest in loss (income) of
  consolidated subsidiaries..................       7        884      (2,396)         (6,491)         (1,072)
                                                -----    -------    --------    ------------    ------------
Net loss.....................................   $(325)   $(8,360)   $(20,505)   $    (18,736)        (30,003)
                                                -----    -------    --------    ------------    ------------
                                                -----    -------    --------    ------------    ------------

Net loss per common share....................                                   $      (1.28)          (1.55)
                                                                                ------------    ------------
Weighted average shares outstanding..........                                     14,678,000      19,373,000
                                                                                ------------    ------------
                                                                                ------------    ------------
Cash dividends declared......................   $  --    $    --    $     --    $         --    $         --
OTHER DATA:
Broadcast cash flow (1)......................   $  --    $    --    $ 12,233    $     38,182    $     36,942
Net cash (used in) provided by operating
  activities.................................     (14)    (3,826)     (1,532)          1,943          (6,619)
Number of television broadcast operations at
  the end of period..........................      --          1           3               5              10

                                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                1992      1993        1994          1995            1996
                                                -----    -------    --------    ------------    ------------
BALANCE SHEET DATA:
Current assets...............................   $  --    $ 4,773    $ 71,447    $    116,728    $    146,159
Total assets.................................      --     17,824     115,332         222,027         365,130
Total debt and advances from affiliates......      --      6,178      32,592          22,972          55,702
Shareholders' equity.........................      --      3,464      62,631         138,936         249,320

------------------
(1) 'Broadcast cash flow,' which is commonly used as a measure of performance for broadcast companies, as used herein, is defined as net broadcast revenues, less broadcast operating expenses excluding depreciation and amortization, broadcast selling, general and administrative expenses, and cash program rights costs. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. Broadcast cash flow should not be considered as a substitute measure of operating performance, or liquidity prepared in accordance with generally accepted accounting principles. Broadcast cash flow is only presented for the periods in which broadcasting took place and only for the Company's consolidated broadcast subsidiaries. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the leading television broadcaster in Central and Eastern Europe, broadcasting to an aggregate of 84.9 million people in six countries in the region and an additional 9.0 million people in Germany. The Company operates the leading national television station in the Czech Republic and the Company's operations in Romania, Slovenia and the Slovak Republic command the leading audience share within their respective areas of broadcast reach. The Company recently commenced operations in Ukraine and southern Poland and has operations under development in other areas of Poland and Hungary which, in the aggregate, potentially could reach an additional 32 million people. The Company's strategy is to continue capitalizing on the substantial market opportunities created by the emergence of private commercial television and the corresponding significant growth of television advertising expenditures in these markets.

     The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company also engages in certain barter transactions in which its broadcast operations exchange unsold commercial advertising time for goods and services. The Company experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday schedule (typically July and August), and highest during the fourth quarter of each calendar year.

     The primary expenses incurred in operating broadcast stations are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. Certain of the Company's operations do not require the direct incurrence of broadcast transmission expenses. License fees payable to governmental entities in connection with securing television licenses from government authorities, if any, are usually minimal. However, the Company incurs significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities as well as restructuring existing affiliate entities which hold the licenses.

     The Company conducts all of its operations through subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The subsidiaries' ability to make distributions to the Company is also subject to the legal availability of sufficient operating funds which are not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's currently operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.


          SELECTED COMBINED FINANCIAL INFORMATION--BROADCAST CASH FLOW

     The following table is not required by US generally accepted accounting principles ('GAAP') or intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. This table sets forth certain combined operating data for the years ended December 31, 1996, 1995 and 1994 for national television broadcast stations or networks. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of certain entities not consolidated on the Consolidated Financial Statements with those of the Company's consolidated operations. This supplemental information is presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. Regional television stations in Germany are not included in this analysis as these operations are dissimilar from those of national television broadcast entities. The investments in the German operations are accounted for under the equity method and operating data for these companies is set forth in Note 14 to the Consolidated Financial Statements.

     The Company accounts for its 80% economic interest in Markiza TV using the equity method of accounting. Under this method of accounting, the Company's interest in net earnings or losses of Markiza TV is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the consolidated balance sheet. The following supplementary unaudited combined information includes certain financial information of Markiza TV on a line-by-line basis, similar to that of the Company's consolidated entities, which include Nova TV, PRO TV and POP TV.

     Management service charges are not included in the combined operating data below as these are eliminated in the Consolidated Financial Statements.

     POP TV and PRO TV began operations in December 1995 and Markiza TV began operations in August 1996. The Company believes that this unaudited combined and combining operating data provides useful disclosure.

                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
$000s                                           1996(1)        1995        1994
---------------------------------------------   --------     --------    --------
Combined Operating Data:
Net revenues.................................   $141,587     $ 98,919    $ 53,566
Total station operating costs and expenses...    (93,409)     (52,542)    (36,083)
Selling, general and administrative
  expenses...................................    (21,192)      (7,725)     (6,009)
                                                --------     --------    --------
Station operating income.....................     26,986       38,652      11,474

Depreciation of assets.......................     14,691        7,251       3,773
Amortization of programming rights...........     24,000       16,319      10,403
Cash program rights costs....................    (28,735)     (24,040)    (13,417)
                                                --------     --------    --------

Broadcast cash flow..........................     36,942       38,182      12,233
Broadcast cash flow margin...................       26.1%        38.6%       22.8%
Broadcast cash flow attributable to the
  Company....................................   $ 34,447(2)  $ 24,667    $  8,074

                                                             NOVA TV
                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
$000s                                             1996         1995        1994
---------------------------------------------   --------     --------    --------
Operating Data:
Net revenues.................................   $109,242     $ 98,305    $ 53,566
Total station operating costs and expenses...    (54,578)     (49,894)    (36,083)
Selling, general and administrative
  expenses...................................     (9,247)      (5,533)     (6,009)
                                                --------     --------    --------
Station operating income.....................     45,417       42,878      11,474

Depreciation of assets.......................      8,024        6,904       3,773
Amortization of programming rights...........     16,207       16,077      10,403
Cash program rights costs....................    (16,520)     (21,070)    (13,417)
                                                --------     --------    --------

Broadcast cash flow..........................     53,128       44,789      12,233
Broadcast cash flow margin...................       48.6%        45.6%       22.8%
Broadcast cash flow attributable to the
  Company....................................   $ 46,753(2)  $ 29,561    $  8,074

                                                                        YEAR ENDED DECEMBER 31, 1996
                                                ----------------------------------------------------------------------------
                                                                                                                    TOTAL
$000s                                           NOVA TV      PRO TV      POP TV     SUBTOTAL(3)    MARKIZA TV    ADJUSTED(1)
---------------------------------------------   --------    --------    --------    -----------    ----------    -----------
Operating Data:
Net revenues.................................   $109,242    $ 15,803    $  9,080     $ 134,125      $  7,462      $ 141,587
Station operating expense....................    (54,578)    (16,497)    (12,764)      (83,839)       (9,570)       (93,409)
Selling, general and administrative
  expenses...................................     (9,247)     (6,351)     (3,989)      (19,587)       (1,605)       (21,192)
                                                --------    --------    --------    -----------    ----------    -----------
Station operating income.....................     45,417      (7,045)     (7,673)       30,699        (3,713)        26,986

Depreciation of assets.......................      8,024       2,678       2,516        13,218         1,473         14,691
                                                --------    --------    --------    -----------    ----------    -----------
EBITDA.......................................     53,441      (4,367)     (5,157)       43,917        (2,240)        41,677
Amortization of programming rights...........     16,207       3,725       1,667        21,599         2,401         24,000
Cash program rights costs....................    (16,520)     (4,648)     (2,904)      (24,072)       (4,663)       (28,735)
                                                --------    --------    --------    -----------    ----------    -----------

Broadcast cash flow..........................     53,128      (5,290)     (6,394)       41,444        (4,502)        36,942
Broadcast cash flow margin...................       48.6%         --          --          30.9%           --           26.1%
Broadcast cash flow attributable to the
  Company....................................   $ 46,753(2) $ (4,100)   $ (4,604)    $  38,049      $ (3,602)     $  34,447

------------------
(1) Represents combined operating data for national television broadcast entities, including Markiza TV, on a line-by-line basis, which is accounted for using the equity method of accounting in the accompanying consolidated financial statements, and does not include regional television stations in Germany, because these operations are dissimilar from those of national television broadcast entities.

(2) Reflects the Additional Nova TV Purchase on August 1, 1996 as if such acquisition had been effective from January 1, 1996.

(3) Includes consolidated television broadcast entities only.

     'Broadcast cash flow' is a broadcasting industry measure of performance and defined as net broadcast revenues, less broadcast operating expenses excluding depreciation and amortization, broadcast selling, general and administrative expenses, and cash program rights costs. 'Broadcast cash flow margin' is broadcast cash flow divided by net broadcast revenues. 'Broadcast cash flow attributable to the Company' is broadcast cash flow which is attributable to the Company based on the Company's effective economic interest in Nova TV, PRO TV, POP TV and Markiza TV as of December 31, 1996 which was 88.0%, 77.5%, 72.0% and 80.0%, respectively. The Company acquired the additional 22% economic interest in Nova TV on August 1, 1996 pursuant to the Additional Nova TV Purchase (which is in the process of being registered under Czech law). Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. The Company has included broadcast cash flow because it is commonly used in the broadcast industry as a measure of performance. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP.

     In 1996, broadcast cash flow for the Company's national television broadcast entities (including Markiza TV) was $36,942,000. In 1996, Nova TV's broadcast cash flow increased by 19% to $53,128,000 from $44,789,000 in 1995; while broadcast cash flow attributable to the Company from Nova TV would have increased by 58%, or $17,192,000, had the Additional Nova TV Purchase (See Note 1 to the Consolidated Financial Statements) been effective from January 1, 1996, compared to $29,561,000 in 1995. Nova TV's stronger broadcast cash flow was primarily the result of increased net revenues and lower programming rights costs during the period. Lower program rights costs in 1996 were in part the result of Nova TV's 1995 investment in programming for future periods to achieve lower program costs. As anticipated by the Company, for 1996, Nova TV's broadcast cash flow continued to be partially offset by negative broadcast cash flow of PRO TV ($5,290,000), POP TV ($6,394,000) and Markiza TV ($4,502,000) as these stations continue to develop operations and invest in programming for future periods.

APPLICATION OF ACCOUNTING PRINCIPLES

     Although the Company conducts operations largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with GAAP. The Company's consolidated operating statements include the results of Nova TV, PRO TV, POP TV, Videovox, Radio Alfa and 2002 Kft and separately set forth the minority interest attributable to other owners of these subsidiaries. POP TV and PRO TV began operations in December 1995, Videovox was acquired by the Company in May 1996, and Radio Alfa was acquired in December 1996. The results of other broadcast operations, PULS, FFF, SFF, Markiza TV and TVN are accounted for using the equity method which reflects the Company's share of the net income or losses in those operations. The Company's investment in MobilRom is recorded at the lower of cost and market value. The Company's investments in broadcast operations under development, including the Studio 1+1 Group and other broadcast development opportunities are reflected on the balance sheet as development costs.

FOREIGN CURRENCY

     The Company and its subsidiaries generate revenues primarily in Czech korunas ('Kc'), Romanian lei ('ROL'), Slovenian tolar ('SIT'), Slovak korunas ('Sk'), Hungarian forints ('HUF'), Ukrainian hryvna ('Hrn'), Polish zloty ('Zl') and German marks ('DM'), and incur substantial operating expenses in those currencies. The Romanian lei, Slovenian tolar, Ukranian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company also incurs operating expenses of programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including Nova TV, POP TV, Markiza TV, Videovox, Radio Alfa, 2002 Kft, TVN and certain Studio 1+1 Group entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. PRO TV and certain Studio 1+1 Group entities operate in economies qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments are included in the determination of income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company. The exchange rates at the end of, and during, the periods indicated were as follows:

                                                                                INCOME STATEMENT
                                                  BALANCE SHEET           -----------------------------
                                           ---------------------------       YEAR ENDED
                                           AT DECEMBER 31,                  DECEMBER 31,
                                           ---------------                ----------------
                                            1996     1995     MOVEMENT     1996      1995      MOVEMENT
                                           ------   ------    --------    ------    ------     --------
Czech koruna equivalent of $1.00........    27.33    26.60       2.7%      27.21     26.57        2.4%
German mark equivalent of $1.00.........     1.55     1.43       8.4%       1.50      1.44        4.2%
Hungarian forint equivalent of $1.00....      162      n/a       n/a         151       n/a        n/a
Polish zloty equivalent of $1.00........     2.88      n/a       n/a        2.70       n/a        n/a
Romanian lei equivalent of $1.00........    4,035    2,578      56.5%      3,204     2,402(1)    33.4%
Slovak koruna equivalent of $1.00.......    31.90      n/a       n/a       31.14       n/a        n/a
Slovenian tolar equivalent of $1.00.....   141.48   125.99      12.3%     136.45    125.99(2)     8.3%
Ukrainian hryvna equivalent of $1.00....     1.89      n/a       n/a        1.83(3)     n/a       n/a

                                                        (Footnotes on next page)

(Footnotes from previous page)
------------------
(1) Average exchange rate from December 1, 1995 through December 31, 1995 only.

(2) Average exchange rate from December 15, 1995 through December 31, 1995 only.

(3) Hryvna became the currency of Ukraine in September 1996.

     The Company's results of operations and financial position during 1996 were impacted by changes in foreign currency exchange rates since 1995. In the highly inflationary economy in Romania, PRO TV indexes sales contracts to the United States dollar in order to minimize the effects of Romanian lei devaluation. As shown above, all operating currencies have weakened against the United States dollar in 1996.

     The underlying Czech koruna and Slovenian tolar assets and liabilities of Nova TV and POP TV, decreased by 2.7% and 12.3% in dollar terms during 1996, respectively, due to foreign exchange movements. PRO TV's monetary assets and liabilities decreased by up to 56.5% during 1996 depending on the time they remained outstanding during the period.

     Nova TV's operating income, together with interest costs and minority interest in income, is approximately 2.4% lower than would be the case had the weighted average exchange rate for 1996 remained the same as in 1995.

     If the weighted average exchange rate for 1996 were the same as in 1995, PRO TV's and POP TV's operating losses, including interest costs and minority interest, would have decreased by 33.4% and 8.3% in dollar terms, respectively (subject to certain adjustments to PRO TV's profit and loss items which are derived from non-monetary assets and liabilities). Similarly, the Company's equity in losses in unconsolidated affiliates in Germany (PULS, FFF and SFF), would have decreased 4% in dollar terms.

  Results of Operations

  1996 compared to 1995

     The Company's net revenues rose to a new high for the third consecutive year, rising by $37,066,000, or 37%, to $135,985,000 in 1996 from $98,919,000 in
1995. This increase was primarily attributable to the increase in revenues of PRO TV and POP TV, which were operational for all of 1996 compared to one month in 1995, and the increase in Nova TV's net revenues. PRO TV and POP TV posted net revenues of $15,803,000 and $9,080,000 in 1996, respectively, and Nova TV's net revenues increased $10,937,000, or 11%, to $109,242,000 in 1996 from
$98,305,000 in 1995. Nova TV's increase in net revenue was primarily attributable to the continued growth of the total advertising market in the Czech Republic and Nova TV's ability to maintain an audience share of 65% to 70%. To a lesser extent, Videovox, a Hungarian dubbing company, purchased in May 1996, also contributed to the increase in the Company's net revenues with net revenues of $1,707,000 for 1996.

     Total station operating costs and expenses increased $32,559,000, or 62%, to $85,101,000 in 1996 from $52,542,000 in 1995. The increase in total station operating costs and expenses was primarily attributable to PRO TV, POP TV, and Videovox's total station operating costs and expenses which were $16,497,000, $12,764,000 and $2,112,000 in 1996, respectively, and, to a lesser extent, an increase in Nova TV's total station operating costs and expenses of $4,684,000, or 9%, to $54,578,000 in 1996. The increase in Nova TV's total station operating costs and expenses is primarily the result of an enhancement in the production quality of self-produced programs necessary to maintain Nova TV's audience share.

     Station selling, general and administrative expenses increased $13,632,000, or 176%, to $21,357,000 in 1996 from $7,725,000 in 1995. This increase was primarily attributable to additional station selling, general and administrative expenses for PRO TV and POP TV. From 1995, Nova TV's station selling, general and administrative expenses increased by $3,714,000, or 67%, to $9,247,000 due to increased marketing efforts in 1996 and the write-off of bad debts totaling $1,300,000, from co-producers of certain game shows broadcast on Nova TV in the fourth quarter of 1996.


     Corporate operating costs and development expenses for 1996 and 1995 were $15,782,000 and $10,669,000, respectively, increasing $5,113,000, or 48%. The increase was primarily attributable to the Company's increased scope of operations over the same period in 1995, which includes the Company's new operations in Poland, Ukraine, and Hungary, the launch of Markiza TV in August 1996 and development activities in other countries.

     Amortization of goodwill and allowance for development costs decreased $502,000, or 15%, to $2,940,000 in 1996 from $3,442,000 in 1995. The decrease was primarily the result of an allowance for development activities in Poland during 1995, partially offset by amortization related to the Additional Nova TV Purchase and, to a lesser extent, the amortization of goodwill and license acquisition costs related to investments in PRO TV and POP TV in December 1995.

     A stock compensation charge of $0 and $858,000 was recognized in 1996 and 1995, respectively. The stock compensation charge was related to shares granted to a former officer of the Company.

     The Company incurred $809,000 and $1,375,000 in capital registration taxes for 1996 and 1995, respectively.

     Operating income decreased $12,312,000, or 55%, to $9,996,000 in 1996 from $22,308,000 in 1995. The decrease in the Company's operating results was primarily attributable to operating losses of PRO TV and POP TV, and, to a lesser extent, increased corporate and development expenses, partially offset by the increase in operating income of Nova TV over the same period in 1995.

     Equity in loss of unconsolidated affiliates increased by $3,051,000, or 21%, to $17,867,000 in 1996 from $14,816,000 in 1995, primarily attributable to the launch of Markiza TV in August 1996, partially offset by reduced losses at FFF. The Company's share of the losses of Markiza TV for 1996 totaled $3,583,000. The Company's share of losses in PULS and FFF decreased by $1,045,000, or 7% in

1996. The Company's share of losses in PULS, including goodwill amortization, for 1996 remained at approximately the same level despite the Company's increase in ownership from 48.5% at December 31, 1995 to 58.0% at December 31, 1996. In 1996, PULS began a new local programming format which resulted in reduced operating costs and slightly increased net revenues. In addition, losses at FFF have also decreased as a result of a similar change in its programming format and slightly increased net revenues.

     Interest and other income increased $1,638,000, or 132%, to $2,876,000 for 1996 from $1,238,000 in 1995. The increase in interest income is primarily attributable to the net cash proceeds from the Company's 1996 public offering of Class A Common Stock which was completed in November 1996 (the '1996 Offering').

     Interest expense decreased $289,000, or 5.8%, to $4,670,000 in 1996 from $4,959,000 in 1995. This is primarily attributable to lower debt levels at Nova TV, including the early repayment of debt, during 1996 compared to 1995; partially offset by interest expense from debt incurred to make the Additional

Nova TV Purchase.

     The foreign currency exchange loss of $2,861,000 in 1996 is primarily attributable to the US dollar denominated borrowings of PRO TV and POP TV and the devaluation during 1996 of the Romanian lei and the Slovenian tolar, respectively, against the dollar. Movements in these currencies in 1995 had less of an impact on the Company because PRO TV and POP TV commenced operations in December 1995.

     Provision for income taxes was $16,405,000 for 1996 and $16,340,000 for 1995. The income tax provision in 1996 and 1995 primarily related to income taxes payable in the Czech Republic on Nova TV's pre-tax profits which have increased due to higher operating income at Nova TV, offset by an income tax rate of 41% in 1995 and a lower income tax rate of 39% in 1996.

     Minority interest in income (loss) of consolidated subsidiaries was $1,072,000 in 1996 and $6,491,000 in 1995. This decrease was primarily the result of the Additional Nova TV Purchase, together with losses for PRO TV and POP TV.

     Primarily as a result of these factors, the net loss of the Company was $30,003,000 and $18,736,000 for 1996 and 1995, respectively.

  1995 compared to 1994

     The Company's net revenues increased $45,353,000, or 85%, to $98,919,000 in 1995 from $53,566,000 in 1994. This increase was attributable primarily to the increase in advertising revenues earned by Nova TV as a result of growth in the television advertising market in the Czech Republic and, to a lesser extent, increased market share in that market. In addition, the increase in the 1995 figure was partially attributable to the fact that PRO TV and POP TV commenced broadcasting in December 1995. Since the Company has a non-controlling ownership interest in PULS and FFF, losses incurred by PULS and FFF are accounted for under the equity method and, therefore, no revenues are presented in respect of these entities.

     Station operating expenses increased $16,459,000, or 46%, to $52,542,000 in 1995 from $36,083,000 in 1994. As a percentage of net revenues, station operating costs and expenses decreased from 67% in 1994 to 53% in 1995. These expenses represent the costs associated with the operations of Nova TV, PRO TV and POP TV, including amortization of programming rights of $16,319,000 and $10,403,000 and depreciation of station assets and amortization of other intangibles of $7,251,000 and $3,773,000 for the years ended 1995 and 1994, respectively. The increase in station operating costs and expenses was primarily attributable to the expanding Nova TV operations and Nova TV broadcasting for the full year in 1995 compared with 11 months during 1994, as well as the launches of PRO TV and POP TV in December 1995. Station operating costs and expenses as a percentage of net revenues decreased due to revenues growing at a faster rate than such costs and expenses.

     Station selling, general and administrative expenses increased $1,716,000, or 29%, to $7,725,000 in 1995 from $6,009,000 in 1994. As a percentage of net revenues, station selling, general and
administrative expense decreased from 11% in 1994 to 8% in 1995. This decrease in station selling, general and administrative expenses as a percentage of net revenues was a result of fixed costs being spread over a larger revenue base, certain start-up expenses associated with Nova TV early in 1994 not recurring in 1995, and offset in part by the operations of PRO TV and POP TV commencing in December 1995.

     Total corporate operating expenses in 1995 and 1994 were $10,669,000 and $3,699,000 respectively, increasing $6,970,000, or 188%. The increase was primarily attributable to the Company's increased scope of operations and the increased number of development projects in 1995. Amortization of goodwill and allowance for development costs increased $2,457,000 to $3,442,000 in 1995 from $985,000 in 1994. The increase was primarily due to additional development efforts in Poland, Romania and Slovenia.

     The non-cash stock compensation charge of $5,833,000 and $858,000 recognized in 1994 and in 1995, respectively, relates to shares and options granted to officers and employees of the Company. Under the terms of the Company's contracts with its former President, the Company issued 454,703 shares of Class A Common Stock to a trust nominated by him. Upon his departure in August 1995, 194,872 shares remained unvested. The Company and the former President agreed that 18,000 of these unvested shares vested on December 31, 1996. In 1995, $858,000 was recognized as expense to account for the vesting of 64,958 shares under the original plan and the 18,000 unvested shares which remained eligible for vesting, all of which vested prior to December 31, 1996.

     Operating income increased $21,351,000 as the Company generated operating income before minority interest of $22,308,000 in 1995 compared to $957,000 in 1994. The overall increase in the Company's operating results was attributable to continued improved performance at Nova TV in the comparative periods.

     Equity in loss of unconsolidated affiliates increased $1,139,000, or 8%, to $14,816,000 in 1995 from $13,677,000 in 1994. The increase in losses was due to an increase in the Company's share of losses in PULS as a result of increased investment in PULS and the recognition of a full year of losses for FFF for 1995 compared to a partial year for 1994. The Company invested in FFF in April of 1994.

     Interest and other income increased $1,059,000 to $1,238,000 in 1995 from $179,000 in 1994. This increase was primarily attributable to the interest earned on the proceeds of issuance of common stock of the Company on October 13, 1994 and November 9, 1995.

     Interest expense increased $2,967,000 to $4,959,000 in 1995 from $1,992,000 in 1994. This increased interest expense was primarily due to interest on bank loans and a capital lease on the building at Nova TV for a full year in 1995 compared to a partial year for 1994, and partially to interest payments related to a loan from Ronald S. Lauder, the principal shareholder of the Company.

     Provision for income taxes was $16,340,000 in 1995 and $3,331,000 in 1994. The increase in 1995 income tax provision primarily relates to income taxes payable in the Czech Republic on Nova TV pre-tax profits which were $39,050,000 in 1995 and $10,276,000 in 1994.

     Minority interest in income of consolidated subsidiaries was $6,491,000 in 1995 and $2,396,000 in 1994. This increase reflected the increased profitability of Nova TV, offset, in part, by losses for PRO TV and POP TV.

     The net loss of the Company was $18,736,000 and $20,505,000 in 1995 and 1994, respectively. The decrease in losses was attributable to the increased profits of Nova TV offset by increases in the Company's share of losses in PULS and FFF, higher development costs and the effect of increased station operating expenses and selling, general and administrative expenses resulting from the launches of PRO TV and POP TV in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash (used in) provided by operating activities was ($6,619,000) in 1996 and $1,943,000 in 1995. This change was primarily attributable to tax payments by Nova TV and the inclusion of full-year losses for PRO TV and POP TV.

     Accounts receivable increased by $4,867,000, or 15%, to $37,342,000, net of currency fluctuations, at December 31, 1996, from $32,475,000 at December 31, 1995. This increase is primarily attributable to increased sales at Nova TV and the addition of accounts receivable at PRO TV and POP TV launched in December 1995. Current liabilities increased $14,053,000 or 30%, to $60,506,000 at December 31, 1996 from $46,453,000 at December 31, 1995, principally as a result of increased accounts payable and increased accrued liabilities related to the Company's new operations, PRO TV and POP TV, offset by reduced tax liabilities.

     Cash used in investing activities increased by $27,573,000 or 40%, to $95,936,000 in 1996 from $68,363,000 in 1995, primarily due to funding of the newly launched station, Markiza TV (included in investments in unconsolidated affiliates) and higher capitalized development costs.

     The Company's investment in unconsolidated affiliates increased to $56,599,000 at December 31, 1996 from $12,433,000 at December 31, 1995. This is primarily a result of an increase of investments in PULS of DM 28,861,000 ($18,620,000), FFF of DM3,000,000 ($1,935,000), SFF of DM 1,500,000 ($968,000),
Markiza TV of $29,323,000 and the Polish operations of $11,500,000, partially offset by the Company's share of losses in PULS of $10,279,000 (excluding goodwill amortization of $1,543,000), FFF of $1,949,000, SFF of $325,000, Markiza TV of $3,583,000 (including license acquisition costs amortization of $182,000) and the Polish operations of $188,000. The investments reflect additional capital calls agreed in 1996 of DM 26,575,000 ($17,145,000) for PULS of which DM 26,361,000 ($17,007,000) is to be funded by the Company and of which DM 2,000,000 ($1,290,000) remained outstanding as of December 31, 1996. During 1996, the Company provided equity funding to Markiza TV of $25,609,000 and loans of $9,000,000. These loans are registered with the Slovakian central bank and will mature in 2001 and carry an interest rate of 6.0% per annum.

     In 1996 the Company invested $17,801,000 in property, plant and equipment (compared to $23,196,000 in 1995) and $18,936,000 in development activities (compared to $12,325,000 in 1995). The reduction in investment in property, plant and equipment for 1996 reflects the fact that PRO TV and POP TV are no longer start up operations. The higher capitalized development costs principally relate to investments in the Studio 1+1 Group.

     Cash provided by financing activities for the year ended December 31, 1996 was $127,609,000. The largest cash inflow was $144,348,000 from the 1996 Offering before related expenses. Cash outflows consist primarily of loans to affiliates.

     The Company's operations to date have been financed primarily through public offerings of shares of Class A Common Stock completed in October 1994 (the 'IPO') and November 1995 and the 1996 Offering which raised net proceeds of approximately $68,800,000, $86,600,000 and $143,600,000, respectively. Prior to the IPO, the Company relied on certain affiliates for capital in the form of both debt and equity financing.

     The Company was paid a dividend of approximately $1,400,000 in 1995 by Nova TV. In 1996, the Company was paid a total of approximately $8,447,000 in dividends by Nova TV.

     Primarily as a result of the 1996 Offering and the results of operations of Nova TV in 1995 and 1996, the Company had cash of $78,507,000 at December 31, 1996 ($53,210,000 at December 31, 1995) and marketable securities of $2,896,000 at December 31, 1996 ($10,652,000 at December 31, 1995) available to finance its future activities.

     The Company has made and will continue to make investments to develop broadcast operations in Central and Eastern Europe. The Company currently is developing broadcast operations in Ukraine and Poland and intends to bid for a national broadcast license in Hungary. The Company's cash needs for those investment activities may exceed cash generated from operations, resulting in external financing requirements.

     On August 1, 1996, the Company entered into the Additional Nova TV Purchase for the purchase of CS's 22% economic interest and virtually all of CS's voting rights in Nova TV for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price Kc150,000,000 million ($5,488,000) was paid by the Company on November 15, 1996 out of the Company's cash balances. The loan from CS was drawn in August 1996 and is expected to be drawn in April 1997 in the amounts of Kc450,000,000 ($16,464,000) and Kc400,000,000 ($14,636,000), respectively to fund purchase payments due at those times, and the loan bears an interest rate of 12.9% annually. Quarterly repayments on the loan are required in the amount of Kc22,500,000 ($823,000) during the period from November 1997 through November 1998, Kc42,500,000 ($1,555,000) during the period from February 1999 through August 2002, and Kc 20,000,000 ($732,000) during the period from November 2002 through November 2003.

     The Company expects that Nova TV's future cash requirements will continue to be satisfied through operating cash flows and available borrowing facilities. Nova TV currently has two loan facilities with CS. The first facility consists of a long term loan due on December 30, 1999 in the principal amount of Kc180,000,000 ($6,586,000) and bears interest at a rate of 2.5% over the bank's prime rate, currently 12.5%. Principal payments of Kc60,000,000 ($2,195,000) are due each year on this facility. In January 1996 Nova TV paid the Kc60,000,000 ($2,195,000) due on this facility for 1996. The second facility is a line of credit, obtained in November 1995, for an amount up to Kc250,000,000 ($9,147,000) bearing interest at a rate 0.5% over Prague Interbank Offer Rate ('PRIBOR'). This facility was unutilized at December 31, 1996. These loans are secured by Nova TV's equipment, vehicles and receivables.

     PRO TV has two borrowing facilities with Tiriac Bank in Romania which were obtained in July 1996. The first facility consists of $2,000,000 line of credit substantially payable by July 31, 1997. The line of credit bears interest at a rate of 5% over LIBOR (5.72% at December 31, 1996). At December 31, 1996

$1,709,000 was borrowed under this facility. The second facility is a long term loan for $4,000,000 due July 31, 2001. The long term loan bears interest at 5% over LIBOR (5.72% at December 31, 1996) and is repaid in installments starting July 31, 1997. At December 31, 1996 $2,758,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles. Notwithstanding these borrowing facilities, the Company believes that it will be required to provide additional funding to PRO TV in 1997.

     PULS, in which the Company has a substantial equity investment, continues to require additional cash funding to meet ongoing operating deficits. The Company estimates total cash funding required for PULS to be approximately $7,097,000 through June 1997. None of the investors in PULS, including the Company, have further contractual obligations to invest additional capital in this station. The partners of PULS have retained a financial advisor and are currently in discussions with potential investors in PULS. Such an investment would be expected to acquire a significant equity interest in PULS and assume responsibility for PULS' operations. Such an investor would be anticipated to significantly dilute the Company's equity interest in PULS and to decrease the Company's future funding obligations to PULS. Furthermore, such investment also could result in a material reduction of the carrying value of the Company's equity investment in PULS which was $12.6 million at December 31, 1996 and a corresponding charge against the Company's earnings. Regardless of whether a transaction with an investor is consummated, there is no assurance that the Company may not have to take a reduction of all or a portion of the carrying value of PULS. In addition, a reduction of the carrying value of PULS, or other factors, might cause the Company to reduce all or part of the carrying value of the Company's investments in FFF (the parent company of the Nuremberg Station) and SFF (through which the Company owns its interests in the Leipzig Station and the Dresden Station), which were $6.1 million and $1.6 million, respectively, as of December 31, 1996.

     The laws under which the Company's currently operating subsidiaries and affiliates are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel Nova TV to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In the case of POP TV, the Company's voting power is not sufficient to compel the payment of dividends. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. In the case of PULS, the PULS Partnership Agreement provides that if profits are available for distribution, 66 2/3% of the partnership interest may require that

40% of such profits be placed in reserves until DM16,700,000 ($10,774,000) are reserved. All profits in excess thereof must be distributed. The agreement relating to FFF does not contain restrictions on distributions out of available profits. The laws of countries where the Company is developing operations contain restrictions on the payment of dividends.

     Except for the Company's working capital requirements and completing the funding of existing television broadcast operations and the mobile telecommunications venture in Romania (MobilRom), the Company's future cash needs will depend on management's acquisition and development decisions. The Company is actively engaged in the development of additional broadcast operations and investing in existing broadcasting companies throughout Central and Eastern Europe. The Company incurs limited expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company anticipates making additional investments in other broadcast operations, supplemented by capital raised from local financial strategic partners as well as local debt and lease financing, to the extent that it is available and appropriate for each project. The Company's aggregate funding commitment with respect to MobilRom is up to $12.0 million, of which approximately $3.6 million has been funded to date.

     The Company believes that its current cash balances, cash generated from Nova TV and local financing of broadcast operations and broadcast operations under development should be adequate to satisfy the Company's operating and capital requirements for its current operations through 1997. In order to fund the development and build out of new broadcast opportunities in Central and Eastern Europe, the Company currently is actively exploring significant additional financing at the CME level. If the Company is unsuccessful in raising such additional funds, the Company may not be able to acquire additional broadcast rights or complete the development of additional broadcast opportunities.

     Statements made in this section, 'Liquidity and Capital Resources,' regarding future investments in existing television broadcast operations and the development of new television broadcast operations (including the amount and nature thereof), business strategies and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that contribute to such risks include the Company's success in obtaining additional broadcast licenses, the cost of developing these opportunities into television broadcast operations, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in these countries and general market and economic conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central European Media Enterprises Ltd.:

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with United States generally accepted accounting principles.

                                          ARTHUR ANDERSEN & CO.

Hamilton, Bermuda
March 24, 1997

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                                    ($000s)

                                                            DECEMBER 31,
                                                        --------------------
                                                NOTE      1996        1995
                                                        --------    --------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..................     4     $ 78,507    $ 53,210
  Investments in marketable securities.......     4        2,896      10,652
  Restricted cash............................     5        2,749       4,216
  Accounts receivable (net of allowances of
     $3,200, $1,105).........................             37,342      32,475
  Program rights costs.......................     4       12,675       9,219
  Value-added tax recoverable................                182         733
  Amounts due from unconsolidated
     affiliates..............................    13        1,066          --
  Advances to affiliates.....................    13        4,119         953
  Other short-term assets....................     7          850          --
  Prepaid expenses...........................              5,773       5,270
                                                        --------    --------
     TOTAL CURRENT ASSETS....................            146,159     116,728

Investment in unconsolidated affiliates......             56,599      12,433
Investments..................................              3,600          --
Loans to affiliates..........................    13       17,766       6,272
Property, plant & equipment (net of
  depreciation of $22,317, $10,281)..........     6       58,982      51,699
Program rights costs.........................     4       14,266      10,496
Broadcast license costs and other intangibles
  (net of amortization of $1,579, $1,007)....     4        3,097       2,365
License acquisition costs (net of
  amortization of $854, $54).................     4        3,923       4,723
Goodwill.....................................     4       35,338       1,510
Organization costs (net of amortization of
  $950, $507)................................     4          934       1,337
Development costs (net of allowance of $996,
  $4,373)....................................     4       19,105      10,127
Deferred taxes...............................     8          868         559
Other assets.................................     7        4,493       3,778
                                                        --------    --------
     TOTAL ASSETS............................           $365,130    $222,027
                                                        --------    --------
                                                        --------    --------


  The accompanying notes are an integral part of these consolidated balance sheets.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995
                                    ($000s)

                                                            DECEMBER 31,
                                                        --------------------
                                                NOTE      1996        1995
                                                        --------    --------
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...........................           $ 18,775    $ 12,956
  Accrued liabilities........................             17,010       9,804
  Duties and other taxes payable.............              3,312         288
  Income taxes payable.......................     8        9,948      15,946
  Current portion of obligations under
     capital leases..........................    12        1,794       2,111
  Current portion of credit facilities.......    10        7,106       2,661
  Investments payable........................              1,955          --
  Advances from affiliates...................    13          606       2,687
                                                        --------    --------
     TOTAL CURRENT LIABILITIES...............             60,506      46,453

Deferred income taxes........................     8        2,142       2,317
Obligations under capital leases.............    12        7,120       8,747
Long-term portion of credit facilities.......    10       22,488       6,766
Investments payable..........................             14,633          --
Other liabilities............................                305         173
Minority interest in consolidated
  subsidiaries...............................     4        8,616      18,635

SHAREHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value:
     authorized: 5,000,000 shares; issued and
     outstanding: none.......................                 --          --
  Class A Common Stock, $0.01 par value:
     authorized: 30,000,000 shares; issued
     and outstanding: 16,664,143 at December
     31, 1996, and 10,294,549 shares at
     December 31, 1995.......................                167         103
  Class B Common Stock, $0.01 par value:
     authorized: 15,000,000 shares; issued
     and outstanding: 7,191,475 at December
     31, 1996, and 8,078,297 shares at
     December 31, 1995.......................                 72          81
  Additional paid-in capital.................            330,315     187,997
  Class A Treasury stock of $0.01 par value:
     none at December 31, 1996 and 176,872 at
     December 31, 1995.......................                 --      (2,476)
  Accumulated deficit........................            (78,004)    (48,001)
  Cumulative currency translation
     adjustment..............................             (3,230)      1,232
                                                        --------    --------
     TOTAL SHAREHOLDERS' EQUITY..............            249,320     138,936
                                                        --------    --------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY................................           $365,130    $222,027
                                                        --------    --------
                                                        --------    --------

   The accompanying notes are an integral part of these consolidated balance sheets.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000s EXCEPT PER SHARE DATA)

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                           NOTE      1996        1995        1994
                                           ----    --------    --------    --------
Gross revenues..........................           $170,114    $121,113    $ 64,389
Discounts and Agency Commissions........            (34,129)    (22,194)    (10,823)
                                                   --------    --------    --------
Net revenues............................      4     135,985      98,919      53,566

Station Expenses:
  Other operating costs and expenses....             50,188      28,972      21,907
  Amortization of programming rights....             21,599      16,319      10,403
  Depreciation of station fixed assets
     and other intangibles..............             13,314       7,251       3,773
                                                   --------    --------    --------
  Total station operating costs and
     expenses...........................             85,101      52,542      36,083
  Selling, general and administrative
     expenses...........................             21,357       7,725       6,009

Corporate Expenses:
  Corporate operating costs and
     development expenses...............             15,782      10,669       3,699
  Stock compensation charge.............     15          --         858       5,833
  Amortization of goodwill and allowance
     for development costs..............              2,940       3,442         985
  Capital registration tax..............    8(b)        809       1,375          --
                                                   --------    --------    --------
                                                     19,531      16,344      10,517

Operating income........................              9,996      22,308         957
Equity in loss of unconsolidated
  affiliates............................     14     (17,867)    (14,816)    (13,677)
Interest and other income...............              2,876       1,238         179
Interest expense........................             (4,670)     (4,959)     (1,992)
Foreign currency exchange (loss)/gain...      4      (2,861)        324        (245)
                                                   --------    --------    --------
Net (loss) income before provision for
  income taxes..........................            (12,526)      4,095     (14,778)
Provision for income taxes..............      8     (16,405)    (16,340)     (3,331)
                                                   --------    --------    --------
Net loss before minority interest.......            (28,931)    (12,245)    (18,109)

Minority interest in loss of
  consolidated subsidiaries.............             (1,072)     (6,491)     (2,396)
                                                   --------    --------    --------
NET LOSS................................           $(30,003)   $(18,736)   $(20,505)
                                                   --------    --------    --------
                                                   --------    --------    --------

Per share data:.........................      4
Net loss per share......................           $  (1.55)   $  (1.28)
                                                   --------    --------
                                                   --------    --------
Weighted average number of common shares
  outstanding (000s)....................             19,373      14,678
                                                   --------    --------
                                                   --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.
                                       41

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

           FOR THE PERIOD FROM DECEMBER 31, 1993 TO DECEMBER 31, 1996
                                    ($000s)

                                         CLASS   CLASS                                                    CUMULATIVE
                                           A       B     ADDITIONAL                                        CURRENCY
                                         COMMON  COMMON   PAID-IN    TREASURY    DEFERRED    ACCUMULATED  TRANSLATION
                                         STOCK   STOCK    CAPITAL     STOCK    COMPENSATION  DEFICIT(1)   ADJUSTMENT    TOTAL
                                         ------  ------  ----------  --------  ------------  -----------  -----------  --------
BALANCE, December 31, 1993..............  $ --    $ --    $ 12,500   $     --    $     --     $  (8,760)   $    (276)  $  3,464
  Capital contributed by Shareholders,
    net of related costs of $7,681......    59      81      73,120         --          --            --           --     73,260
Services contributed by Shareholders....    --      --         169         --          --            --           --        169
Stock compensation charge
  (Note 15).............................    --      --       9,167         --      (3,334)           --           --      5,833
Foreign Currency Translation
  Adjustment............................    --      --          --         --          --            --          410        410
Net loss................................    --      --          --         --          --       (20,505)          --    (20,505)
                                         ------  ------  ----------  --------  ------------  -----------  -----------  --------
BALANCE, December 31, 1994..............    59      81      94,956         --      (3,334)      (29,265)         134     62,631
  Capital contributed by Shareholders
    including $6,500 loan converted,
    less related costs of $5,426........    44      --      93,041         --          --            --           --     93,085
  Stock compensation charge
    Charge..............................    --      --          --         --         858            --           --        858
    Reduction in stock compensation
      charge (Note 15)..................    --      --          --     (2,476)      2,476            --           --         --
  Foreign Currency Translation
    Adjustment..........................    --      --          --         --          --            --        1,098      1,098
  Net loss..............................    --      --          --         --          --       (18,736)          --    (18,736)
                                         ------  ------  ----------  --------  ------------  -----------  -----------  --------
BALANCE, December 31, 1995..............   103      81     187,997     (2,476)         --       (48,001)       1,232    138,936
  Retirement of Treasury Stock..........    (2)     --      (2,474)     2,476          --            --           --         --
  Capital contributed by Shareholders,
    less related costs of $8,177(2).....    66      (9)    144,792         --          --            --           --    144,849
  Foreign Currency Translation
    Adjustment..........................    --      --          --         --          --            --       (4,462)    (4,462)
  Net loss..............................    --      --          --         --          --       (30,003)          --    (30,003)
                                         ------  ------  ----------  --------  ------------  -----------  -----------  --------
BALANCE, December 31, 1996..............  $167    $ 72    $330,315   $     --    $     --     $ (78,004)   $  (3,230)  $249,320
                                         ------  ------  ----------  --------  ------------  -----------  -----------  --------
                                         ------  ------  ----------  --------  ------------  -----------  -----------  --------

------------------
(1) Of the accumulated deficit of $78,004,000 at December 31, 1996, $50,248,000 represents accumulated losses in unconsolidated affiliates.


(2) Includes transfers between Class A and Class B Common Stock in the year.

  The accompanying notes are an integral part of these consolidated financial statements.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000s)

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.....................................   $(30,003)   $(18,736)   $(20,505)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Equity in loss of unconsolidated
    affiliates...............................     17,867      14,816      13,677
  Depreciation & amortization (excluding
    amortization of barter programs).........     33,288      23,705      14,176
  Minority interest in income (loss) of
    consolidated subsidiaries................      1,072       6,491       2,396
  Services contributed by shareholders.......         --          --         169
  Valuation allowance for development
    costs....................................        714       3,388         985
  Stock compensation charge..................         --         858       5,833
Changes in assets & liabilities:
  Accounts receivable........................     (4,881)    (18,176)    (12,950)
  Related party receivable...................         --         115         263
  Program rights paid........................    (24,072)    (24,040)    (13,417)
  Value-added tax recoverable................        551        (710)      1,121
  Dividends paid to minority shareholders....     (3,575)       (612)         --
  Advances to affiliates.....................     (3,334)       (337)         --
  Production costs...........................         --          --         355
  Prepaid expenses...........................       (415)     (1,780)       (673)
  Other assets...............................     (1,838)     (3,639)         (5)
  Accounts payable...........................      3,931       1,180         646
  Accrued liabilities........................      7,227       6,197       2,698
  Income & other taxes payable...............     (3,151)     13,223       3,699
                                                --------    --------    --------
    Net cash provided by (used in) operating
      activities.............................     (6,619)      1,943      (1,532)
                                                --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in unconsolidated affiliates....    (52,977)    (19,220)    (19,268)
  Investments................................     (3,600)         --          --
  Investments in marketable securities.......      7,756      (2,927)     (7,725)
  Restricted cash............................      1,467      (2,616)     (1,072)
  Acquisition of fixed assets................    (17,801)    (23,196)    (13,298)
  Acquisition of minority shareholders'
    interest.................................     (5,607)         --          --
  Purchase of business.......................     (4,895)     (1,510)         --
  Payments for license acquisition costs.....         --      (4,777)         --
  Payments for organization costs............        (48)     (1,032)         --
  Payments for broadcast license costs and
    other intangibles........................     (1,295)       (760)       (790)
  Development costs..........................    (18,936)    (12,325)     (2,175)
                                                --------    --------    --------
    Net cash used in investing activities....    (95,936)    (68,363)    (44,328)
                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities..........................      3,045      (6,140)     14,398
  Payments under capital leases..............     (1,636)     (1,570)         --
  Loans to affiliates........................    (16,705)     (6,272)     (1,396)
  Advances received from affiliates..........         --       2,687       7,457
  Loans received from affiliates.............         --          --       3,546
  Repayment of advances from affiliates......         --          --      (7,216)
  Repayment of advances by affiliates........     (2,081)         --      (9,336)
  Shareholder loans..........................         --          --       6,500
  Capital contributed by shareholders........    144,849      86,585      73,260
  Other liabilities..........................        137         173          --
  Investments by minority shareholders in
    consolidated subsidiaries................         --       2,000          --
                                                --------    --------    --------
    Net cash provided by financing
      activities.............................    127,609      77,463      87,213
                                                --------    --------    --------
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON
  CASH.......................................        243         165        (281)
    Net increase in cash and cash
      equivalents............................     25,297      11,208      41,072
CASH AND CASH EQUIVALENTS, beginning of
  period.....................................     53,210      42,002         930
                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period.....   $ 78,507    $ 53,210    $ 42,002
                                                --------    --------    --------
                                                --------    --------    --------
SUPPLEMENTAL INFORMATION
    Cash paid for interest...................   $  4,590    $  4,942    $  1,891
                                                --------    --------    --------
                                                --------    --------    --------
    Income taxes.............................   $ 22,048    $  2,922    $     --
                                                --------    --------    --------
                                                --------    --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

1. ORGANIZATION AND BUSINESS

     Central European Media Enterprises Ltd., a Bermuda corporation ('CME'), was formed in June 1994. Through its predecessor companies, CME has been in operation since 1991. CME, together with its subsidiaries (CME and its subsidiaries are collectively referred to as the 'Company'), develops, owns and operates national and regional commercial television stations and networks in Central and Eastern Europe and regional commercial television stations in Germany.

     In the Czech Republic, as of December 31, 1996, the Company owned an 88% economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ('Nova TV'), the leading private national television station in the Czech Republic. On August 1, 1996, the Company increased its economic interest in Nova TV to 88% from 66% through the acquisition of a 22% economic interest in Nova TV from Ceska Sporitelna Bank ('CS') (the 'Additional Nova TV Purchase'). The Company is in the process of registering the Additional Nova TV Purchase pursuant to Czech law. On an ongoing basis, after giving effect to the Additional Nova TV Purchase, the Company is entitled to 88% of the total profits of Nova TV and has 86% of the voting power in Nova TV. CET 21 had a 12% equity interest in Nova TV. During 1996, the Company entered into an agreement to lend the General Director of Nova TV funds to finance his purchase of shares in CET 21 in order to increase his ownership in CET 21. In March 1997, the Company acquired an additional 5.2% interest in Nova TV through the retirement of the loan (Note
16). In 1995, in the Czech Republic, the Company entered into loan ('Radio Alfa Loan') and consulting agreements with Radio Alfa ('Radio Alfa'), one of two private Czech Republic national radio broadcasters. Radio Alfa was re-launched in October 1995. The Radio Alfa Loan may be converted into an equity interest in Radio Alfa of up to 21.7%. During December 1996, the Company purchased a 62% ownership interest from Radio Alfa's other shareholders for a purchase price of Kc 37,500,000 ($1,372,000). If the Radio Alfa Loan is converted to an equity interest, the Company would have an 83.7% equity ownership interest in Radio Alfa.

     In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac operate PRO TV, a commercial television network launched in December 1995, through Media Pro International S.A. ('Media Pro International'). The Company holds a 77.5% equity interest in Media Pro International, although the Company's partners hold options exercisable through October 1997 which, if exercised, would reduce the Company's interest to not less than 66%. In September 1996, the Company acquired a 95% equity interest in Unimedia SRL ('Unimedia'), which acquired a 10% equity interest in a consortium, MobilRom, which obtained one of two GSM licenses in Romania in December 1996 and is expected to commence operations in June 1997.

     In Slovenia, the Company launched POP TV in December 1995 together with MMTV d.o.o. Ljubljana ('MMTV') (formerly known as Boutique MMTV) and Tele 59

d.o.o. Maribor ('Tele 59'), through the formation of Produkcija Plus d.o.o. ('Pro Plus'). POP TV provides programming to and sells advertising for MMTV, Tele 59 and an additional affiliate, Robin TV. The Company owns 58% of the equity of Pro Plus, but has an effective economic interest of 72%, as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59, each of which have a 21% interest in Pro Plus. In July 1996, the Company, together with MMTV and Tele 59 entered into an agreement to purchase a 66% equity interest in Kanal A (Note 12).

     In the Slovak Republic, the Company has an 80% economic and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ('STS') which launched Markiza TV as a national television station on August 31, 1996.

     In Hungary, the Company holds a 97.4% ownership interest in Videovox Studio Limited Liability Company ('Videovox'), a Hungarian dubbing and production company acquired in May 1996.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

1. ORGANIZATION AND BUSINESS--(CONTINUED)

     The Company owns a 58% non-controlling interest in PULS ('PULS'), a regional television station based in Berlin, Germany. The Company owns a 50% interest (non-voting profit participation) in Franken Funk & Fernsehen GmbH ('FFF'), which owns 74.8% of a regional television station in Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ('NMF'). The Company has a 49% non-controlling interest, and a 50% economic interest in Sachsen Funk und Fernsehen GmbH, Germany ('SFF') which owns a 33.33% equity interest in Sachsen Fernsehen Betriebs KG, which operates regional television stations in Leipzig and Dresden, Germany. The partners of PULS have retained a financial advisor and are currently in discussions with potential investors in PULS. Such an investor would be expected to acquire a significant equity interest in PULS and assume responsibility for PULS' operations. Such an investment would be anticipated to significantly dilute the Company's equity investment in PULS and to decrease the Company's future funding obligations to PULS. Such investment also could result in a material reduction of the net realizable carrying value of the Company's equity investment in PULS, which was $12,591,000 as of December 31, 1996, and a corresponding charge against the Company's earnings in the period incurred. Regardless of whether a transaction with a strategic investor is consummated, there is no assurance that the Company may not have to take a reduction of all or a portion of the net realizable carrying value of PULS. A reduction of the net realizable carrying value of PULS, or other factors, might cause the Company to reduce all or part of the net realizable carrying value of the Company's investments in FFF and SFF, which were $6,069,000 and $1,561,000, respectively, as of December 31, 1996. As of December 31, 1996 and as of the date of the financial statements, the Company does not consider the value of PULS, FFF and SFF to be impaired, based on discussions with potential investors to date.


     In Poland, the Company together with the Polish media group ITI, formed TVN Sp.z.o.o. ('TVN'). ITI holds 67% of the equity in TVN and the Company holds the remaining 33%. In February 1997, TVN was awarded television broadcast licenses for Northern Poland and the cities of Warsaw and Lodz in Poland. Also in 1996, TVN exercised an option pursuant to which it acquired a 49% interest in Televisja Wisla Sp.z.o.o. ('TV Wisla'), which operates a television station in southern Poland.

     In Ukraine, the Company recently acquired a 50% interest in a group of companies (collectively, the 'Studio 1+1 Group'), which has the right through 2006 to broadcast programming and sell advertising on one of Ukraine's public television stations, UT-2. The Company's investment in the Studio 1+1 Group of $17,029,000, as of December 31, 1996, is classified in development costs in the accompanying financial statements. The Studio 1+1 Group has not had material operations through December 31, 1996.

2. PRO FORMA RESULTS OF ACQUISITIONS

     The pro forma effects of the Additional Nova TV Purchase, as if this transaction occurred at the beginning of 1995, are as follows:

                           1996        1995
                         --------    --------
Net revenues ($000)....  $135,985    $98,919
Net loss ($000)........   (33,110)   (21,260)
Net loss per share.....     (1.71)     (1.45)

     This pro forma information includes the effects of the amortization of goodwill related to the transaction, as well as interest expense associated with related borrowings. The operations of Videovox were not material in 1995 or 1996.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

3. FINANCING OF OPERATING AND CAPITAL NEEDS

     In 1996, the Company raised cash contributions of $151,800,000 from a public offering of common stock, less underwriting costs and issue and other related expenses of approximately $8,177,000, from the issue of 5,520,000 shares of Class A Common Stock.

     In 1995, the Company raised cash contributions of $92,000,000 from a public offering of common stock, less underwriting costs and issue and other related expenses of approximately $5,426,000, from the issue of 4,000,000 shares of

Class A Common Stock.

     In 1994, the Company raised cash contributions of $73,260,000 from shareholders, primarily from its initial public offering, which raised $76,475,000 from the issue of 5,462,500 shares of Class A Common Stock, less underwriting costs and issue and other related expenses of approximately $7,681,000.

     Proceeds from the above public offerings and other equity raised have been used to fund the Company's activities and to repay certain loans and advances from affiliates. The Company had cash of $78,507,000 and marketable securities of $2,896,000 at December 31, 1996 to enable it to finance its future activities.

  Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

     The Company conducts all of its operations through subsidiaries. Accordingly, the primary internal source of the Company's cash available for operations will ultimately be dividends and other distributions from its subsidiaries. Each of these subsidiaries was formed under the laws of, and has its operations in, a country other than Bermuda, the jurisdiction of the Company. In addition, each of the operating subsidiaries receives the majority of its revenues in the local currency of the jurisdiction in which it is situated. As a consequence, the Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate.

     The laws under which the Company's currently operating subsidiaries and affiliates are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel Nova TV to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In the case of POP TV, the Company's voting power is not sufficient to compel the payment of dividends. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. In the case of PULS, the PULS Partnership Agreement provides that if profits are available for distribution, 66 2/3% of the partnership interest may require that 40% of such profits be placed in reserves until DM16,700,000 ($10,774,000) are reserved. All profits in excess thereof must be distributed. The agreement relating to FFF does not contain restrictions on distributions out of available profits. The laws of countries where the Company is developing operations contain restrictions on the payment of dividends.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

3. FINANCING OF OPERATING AND CAPITAL NEEDS--(CONTINUED)

  General

     While losses from operating and development activities are expected to continue in 1997, management believes that the Company's liquidity and capital resources at December 31, 1996, including the proceeds of the 1996 Offering, potential corporate and local debt facilities, the financial commitments of local majority and minority shareholders or partners in its various operating entities, are adequate to fund existing operations through 1997. The Company believes that its ability to raise funding through the public and private equity and debt markets will provide funding for the Company's planned expansion in 1997.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, and the accounts of Nova TV, PRO TV, POP TV, Videovox, Radio Alfa and 2002 Kft as consolidated entities, and reflect the interests of the minority owners of these companies. The accounts of PULS, FFF, SFF, Markiza TV and TVN, in which the Company has non-controlling ownership interests, are included in the accompanying consolidated financial statements as investments in unconsolidated affiliates under the equity method. The Company's investment in MobilRom is accounted for at the lower of cost or market value. Acquisitions have been accounted for using the purchase method.

  Cash and Cash Equivalents

     Cash and cash equivalents includes unrestricted cash in banks and highly liquid investments with maturities of less than three months when purchased.

  Investments in Marketable Securities


     The Company accounts for Investments in Marketable Securities under Statement of Financial Accounting Standards (SFAS) No.115 'Accounting for Certain Investments in Debt and Equity Securities'. In connection with the adoption of this pronouncement, debt and equity securities held by the Company that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. There were no significant realized or unrealized gains or losses as of December 31, 1996 and 1995.

  Revenue Recognition

     Revenues primarily result from the sale of advertising time and are recognized in the period in which advertising is aired.

  Barter Transactions

     Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used. Barter revenues of $6,354,000, $3,647,000 and $2,841,000 have been recognized for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company records barter transactions at the estimated fair market value of the production or services received. In cases where bartered programs can only be obtained through a barter agreement the Company values the barter at the value of the asset given up. In other cases where the Company has elected to enter into barter agreements as an alternate method of payment, strictly for economic reasons, the Company values the barter agreement at the value of the asset received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast first, a receivable is recorded. At December 31, 1996 and 1995, barter

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

receivables were $361,000 and $587,000, and are included in accounts receivable in the accompanying consolidated balance sheets.

  Property, Plant and Equipment

     Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the related assets (Note 6).

  Assets Held Under Capital Leases

     Assets held under capital leases are accounted for in accordance with SFAS No. 13, 'Accounting for Leases', and recorded in Property, Plant and Equipment. The related liability is included in obligations under capital lease.

  Program Rights and Production Costs

     Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the license period begins, and the assets are amortized to expense using straight-line and accelerated methods based on the estimated period of usage, ranging from one to five years. Amortization estimates for program rights are reviewed periodically and adjusted prospectively. Program rights costs of $70,584,000 in 1996 and $44,896,000 in 1995 are shown net of amortization of $43,643,000 and $25,181,000 at December 31, 1996 and 1995, respectively.

     Payments made for program rights in which the license period has not begun before year end are classified as prepaid expenses and are $2,854,000 and $2,688,000 at December 31, 1996 and 1995, respectively.

     Production costs for self-produced programs are capitalized, and expensed when first broadcast except where the programming has potential to generate future revenues. When this is the case, production costs are capitalized and amortized on the same basis as programming obtained from third parties.

  Goodwill

     Goodwill represents the Company's excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of the assets. Amounts recognized to date have been amortized over periods ranging from 2 to 8 1/2 years from the original date of acquisition.

     During March 1995, the Financial Accounting Standards Board issued SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of'. This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995 and was adopted by the Company in 1996. The effect of the adoption was not material.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  License Acquisition Costs

     License acquisition costs reflect the excess of the Company's investment above the Company's share of net assets received from newly formed, consolidated entities and reflect the amounts paid to secure exclusive rights to the licenses. It is amortized over the lives of the related licenses which range from 5 to 10 years. License acquisition costs are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of license acquisition costs may not be recoverable. At December 31, 1996 and 1995, $4,777,000 and $4,777,000, respectively, has been capitalized and $854,000 and $54,000, respectively, has been amortized.

  Broadcast License Costs and Other Intangibles

     The costs of acquiring licenses to broadcast are capitalized and amortized over the life of the related license. As of December 31, 1996 and 1995, $1,756,000 and $1,804,000, respectively, has been capitalized in the accompanying consolidated financial statements related to the Company's 12 year broadcast license in the Czech Republic, and $534,000 and $392,000 has been amortized through December 31, 1996 and 1995, respectively.

     Other intangibles, which include the cost of acquiring software and other intangible assets, are capitalized and amortized over their estimated useful lives. At December 31, 1996 and 1995, $2,920,000 and $1,568,000, respectively, has been capitalized, and $1,045,000 and $615,000, respectively, has been amortized.

  Organization Costs

     The Company has capitalized $1,884,000 and $1,844,000 in costs incurred in connection with the organization and incorporation of consolidated subsidiaries at December 31, 1996 and 1995, respectively, which will be amortized over four years. Amortization of $950,000 and $507,000 has been provided through December 31, 1996 and 1995, respectively.

  Development Costs

     In the course of its activities the Company incurs external costs in connection with the development of new license opportunities for the Company. These costs are capitalized and shown as an asset on the balance sheet where separately identifiable. It is the Company's policy to account for these assets at the lower of cost or estimated realizable value. As part of an ongoing review of the valuation of such assets, management assesses their carrying value. If this review indicates that the assets will not be recoverable through potential future operations, the carrying values of these assets are reduced to their estimated recoverable value by the recording of an allowance. As of December 31, 1996 and 1995, the Company had incurred capitalizable costs of $20,101,000 and $14,500,000, respectively, which have been reduced by an allowance of $996,000 and $4,373,000, respectively. As a result of its review, management has determined that such assets are fairly stated at December 31, 1996 and 1995.


  Fair Value of Financial Instruments

     Effective December 31, 1995, the Company accounts for the Fair Value of Financial Instruments under SFAS No. 107, 'Disclosures about Fair Value of Financial Instruments'. To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1996 and 1995, the carrying value of all financial instruments (primarily loans payable and receivable) approximated fair value.

  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, 'Accounting for Income Taxes.' This statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted rates for the years in which the taxes are expected to be paid or recovered.

     Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are depreciation, amortization and capital lease payments.

  Foreign Currency Translation

     The Company has applied the provisions of SFAS No. 52 'Foreign Currency Translation' in translating the financial statements of its entities from German marks ('DM'), Czech korunas ('Kc'), Romanian lei ('ROL'), Slovenian tolars ('SIT'), Slovak korunas ('Sk'), Hungarian forints ('HUF'), Polish Zloty ('Zl') and Ukrainian Hryvna ('Hrn') to U.S. dollars. Transactions denominated in foreign currencies are recorded at the exchange rate in effect at the date of the transaction.

     The financial statements of Nova TV, POP TV, Markiza TV, Videovox, Radio Alfa, 2002 Kft, TVN and certain Studio 1+1 Group entities, which operate in economies that are considered non-highly inflationary, are measured using the local currency as the functional currency. Income and expense items are translated at average monthly rates of exchange. Gains and losses from currency translations of these affiliates are included in net earnings. Assets and liabilities of these affiliates are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included as cumulative currency translation adjustment as a component of shareholders' equity.

     PRO TV and certain Studio 1+1 Group entities operate in economies qualifying as highly inflationary. Accordingly, non-monetary assets and liabilities are translated at historical exchange rates and monetary assets and liabilities are translated at current exchange rates. Translation adjustments are included in the determination of income.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Year end exchange rates and average exchange rates for the respective periods are as follows:

                                                                                 INCOME STATEMENT
                                                  BALANCE SHEET           -----------------------------
                                           ---------------------------       YEAR ENDED
                                           AT DECEMBER 31,                  DECEMBER 31,
                                           ---------------                ----------------
                                            1996     1995     MOVEMENT     1996      1995      MOVEMENT
                                           ------   ------    --------    ------    ------     --------
Czech koruna equivalent of $1.00........    27.33    26.60       2.7%      27.21     26.57        2.4%
German mark equivalent of $1.00.........     1.55     1.43       8.4%       1.50      1.44        4.2%
Hungarian forint equivalent of $1.00....      162      n/a       n/a         151       n/a        n/a
Polish zloty equivalent of $1.00........     2.88      n/a       n/a        2.70       n/a        n/a
Romanian lei equivalent of $1.00........    4,035    2,578      56.5%      3,204     2,402(1)    33.4%
Slovak koruna equivalent of $1.00.......    31.90      n/a       n/a       31.14       n/a        n/a
Slovenian tolar equivalent of $1.00.....   141.48   125.99      12.3%     136.45    125.99(2)     8.3%
Ukrainian hryvna equivalent of $1.00....     1.89      n/a       n/a        1.83(3)     n/a       n/a

------------------
(1) Average exchange rate from December 1, 1995 through December 31, 1995 only.

(2) Average exchange rate from December 15, 1995 through December 31, 1995 only.

(3) Hryvna became the currency of Ukraine in September 1996.

     In the accompanying notes, $ equivalents of Kc, ROL, SIT, Sk, HUF, DM, Zl and Hrn amounts have been included in brackets at December 31, 1996 or 1995 rates, as applicable, for illustrative purposes only. Future amounts are shown at December 31, 1996 exchange rates.

  Stock-Based Compensation

     During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-Based Compensation'. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per common share in the notes to the financial statements. The Company has elected to provide the necessary pro forma disclosures beginning in 1996 (Note 11).

  Net Loss Per Share

     Net loss per share was computed by dividing the Company's net loss by the weighted average number of Common Shares (both Class A and Class B) and common share equivalents outstanding during the year ended December 31, 1996 and 1995. The impact of outstanding options and warrants has not been included in the computation of net loss per share, as the effect of their inclusion would be anti-dilutive.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

     In March 1997, the Financial Accounting Standards board issued SFAS No. 128, 'Earnings Per Share'. This statement establishes standards for computing and presenting earnings per share ('EPS'), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

  Reclassifications

     Certain reclassifications were made to prior period amounts to conform to current period classifications.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

5. RESTRICTED CASH

     Restricted cash at December 31, 1996 and 1995 is $2,749,000 and $4,216,000, respectively. Restricted cash at December 31, 1996 consists of (1) $1,600,000 of cash restricted in connection with DM 2,000,000 letter of credit issued on behalf of FFF ('FFF Letter of Credit') in relation to leasing commitments in that entity and (2) $1,149,000 held by the Romanian customs authority for imports into Romania. Restricted cash at December 31, 1995 consists of (1) $1,600,000 of cash restricted in connection with the FFF Letter of Credit, (2) $2,000,000 restricted in connection with an extended offer to purchase an entity in Hungary and (3) $616,000 pledged on behalf of a loan obtained by an affiliated entity in Romania.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                             DECEMBER 31,
                                                USEFUL    ------------------
                                                LIVES      1996       1995
                                                ------    -------    -------
                                                YEARS      $000       $000
Land and buildings held under capital
  leases.....................................      25      19,803     17,899
Leasehold improvements.......................    4-15       3,894      3,873
Station machinery, fixtures and equipment....     4-8      52,605     37,893
Other equipment..............................     4-8       3,754         --
Construction in progress.....................     --        1,243      2,315
                                                          -------    -------
                                                           81,299     61,980
Less--Accumulated depreciation...............             (22,317)   (10,281)
                                                          -------    -------
                                                           58,982     51,699
                                                          -------    -------
                                                          -------    -------

7. OTHER ASSETS

     Other assets consist of the following:

                                                 DECEMBER 31,
                                                --------------
                                                1996     1995
                                                -----    -----
                                                $000     $000
Current:
  Satellite transponder......................     850       --
                                                -----    -----
                                                -----    -----
Long-term:
  Advances for technical equipment...........   3,970    2,591
  Satellite transponder......................      --      850
  Other......................................     523      337
                                                -----    -----
                                                4,493    3,778
                                                -----    -----
                                                -----    -----

     In June 1995 the Company, through CME Programming Services Inc., obtained leasehold rights for a 12 year period to a 33 Mhz transponder on the Eutelsat HB3 Satellite which the Company anticipates will be launched in the fourth quarter of 1997. The Company paid a deposit of $850,000 toward future transponder lease obligations. The annual charge for the lease is approximately $4.4 million, beginning after the launch of the satellite and lease obligations are guaranteed by CME.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

8. INCOME AND CAPITAL TAXES PAYABLE

     (a) Provision for income taxes relates primarily to the profits of Nova TV.

                                                      DECEMBER 31,
                                                -------------------------
                                                 1996      1995     1994
                                                ------    ------    -----
                                                 $000      $000     $000
Current income taxes.........................   16,826    15,473    2,428
Deferred income taxes........................     (421)      867      903
                                                ------    ------    -----
                                                16,405    16,340    3,331
                                                ------    ------    -----
                                                ------    ------    -----

     Income taxes are provided on Nova TV profits, which cannot be offset against losses incurred in PRO TV, POP TV, Videovox, PULS, FFF, SFF, TVN and Markiza TV or against corporate costs incurred in other jurisdictions. The effective income tax rate in the Czech Republic is 39%, 41% and 42% for the years ended December 31, 1996, 1995 and 1994, respectively. Nova TV's net operating losses brought forward from 1993 were fully utilized to offset profits in 1994. These factors represent the difference between the Company's income tax charge and the federal rate of income tax applied to the Company's loss before tax.

     At the present time no income, profit, capital or capital gain taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

     Deferred income tax assets relate to the following timing differences:

                                                  DECEMBER 31,
                                                ----------------
                                                 1996      1995
                                                ------    ------
                                                 $000      $000
Provisions against receivables...............    1,045       891
Accelerated amortization of programming
  licenses...................................      856       529
Other........................................       12        30
                                                ------    ------
                                                 1,913     1,450
Valuation allowance on deferred tax asset....   (1,045)     (891)
                                                ------    ------
                                                   868       559
                                                ------    ------
                                                ------    ------

     A full valuation allowance is provided for provisions against receivables in 1996 and 1995 due to the delay in obtaining a tax deduction for such amounts in the Czech Republic.

     Deferred income tax liabilities relate to the following timing differences:

                                                  DECEMBER 31,
                                                ----------------
                                                 1996      1995
                                                ------    ------
                                                 $000      $000
Depreciation and amortization................    1,491     1,503
Lease payments...............................      382       595
Other........................................      269       219
                                                ------    ------
                                                 2,142     2,317
                                                ------    ------
                                                ------    ------

     Net operating losses incurred in 1995 and 1996 in Germany, Romania, Slovenia, Slovakia, Poland and Hungary are available for offset against taxable income in those countries in the future. Net

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

operating losses experienced in these jurisdictions in certain years may not be fully available for offset against taxable income in the future in those countries.

     A valuation allowance has been provided for all net operating loss carryforwards as it is more likely than not, for a variety of reasons, including the uncertainties in the tax regimes, that they may not be utilized.

     (b) Capital Registration Tax

     Capital registration tax is payable on the contribution of capital to certain subsidiaries of CME. It has been included within corporate expenses for 1996 and 1995, as it is not dependent upon the level of income, in the amount of $809,000 and $1,375,000, respectively.

9. SHAREHOLDER LOAN

     On September 9, 1994, the Company borrowed $6,500,000 from Ronald S. Lauder (the 'Principal Shareholder Loan'), who is also a director of the Company. The Principal Shareholder Loan was evidenced by an unsecured Term Promissory Note due September 30, 1996, bearing interest at a rate of 10% per annum. In addition, Mr. Lauder received warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $16.10 per share. These warrants are exercisable for five years, commencing one year after their date of issue.

     Concurrent to the equity offering of 4,000,000 shares of Class A Common Stock on November 9, 1995 (the '1995 Offering'), Mr. Lauder purchased 297,346 shares of Class A Common Stock at the price to the public in the 1995 Offering, less underwriting discounts and commissions, in exchange for the Principal Shareholder Loan of $6,500,000.

     Between October 2 and October 21, 1996 the Company borrowed up to $14,000,000 from Mr. Lauder (the 'Lauder Loan'). The Lauder Loan was evidenced by an unsecured Term Promissory Note due the earlier of (1) a public offering or
(2) October 1, 1998, bearing interest at a rate of LIBOR plus 2%. This loan was repaid on November 14, 1996. In addition, Mr. Lauder received warrants to purchase 70,000 shares of Class A Common Stock at an exercise price of $30.25 per share. The warrants are exercisable for four years commencing one year after their date of issue.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

10. LOAN AND OVERDRAFT OBLIGATIONS

Group loan obligations and overdraft facilities consist of the following:

                                                          DECEMBER 31,
                                                        ----------------
                                                         1996      1995
                                                        ------    ------
                                                         $000      $000
  CME B.V.
Ceska Sporitelna Loan........................   (a)     16,464        --
Tele 59 Loan.................................   (b)        903        --
  Nova TV
Long-term investment loan....................   (c)      6,586     8,877
Line of credit loan..........................   (d)         --        --
  PRO TV
Operating bank loan..........................   (e)         --       250
Operating bank loan..........................   (e)         --       300
Line of credit...............................   (f)      1,709        --
Long term loan...............................   (g)      2,758        --
Overdraft facilities.........................   (h)        969        --
  POP TV
Unsecured short-term loans...................   (i)        205        --
                                                        ------    ------
                                                        29,594     9,427
Less current maturities......................           (7,106)   (2,661)
                                                        ------    ------
                                                        22,488     6,766
                                                        ------    ------
                                                        ------    ------

  CME B.V.

(a) On August 1, 1996, the Company entered into the Additional Nova TV Purchase for the purchase of CS's 22% economic interest and virtually all of CS's voting rights in Nova TV for a purchase price of Kc 1 billion ($36,590,000). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price of Kc150,000,000 ($5,488,000) was paid by the Company on November 15, 1996. The CS loan was drawn in August 1996 and will be drawn in April 1997 in the amounts of Kc450,000,000 ($16,464,000) and Kc400,000,000 ($14,636,000), respectively, to fund purchase payments due at those times, and the loan bears an interest rate of 12.9% annually. Quarterly repayments on the loan are required in the amount of

Kc22,500,000 ($823,000) during the period from November 1997 through November 1998, Kc42,500,000 ($1,555,000) during the period from February 1999 through August 2002, and Kc20,000,000 ($732,000) during the period from November 2002 through November 2003.

(b) The Company entered into a loan agreement on November 21, 1996 with Tele 59 to finance a loan to Tele 59 from SKB banka d.d (SKB). The principal amount of this loan is DM1,400,000 ($903,000). Under this agreement, the Company will reimburse Tele 59 for payments made to SKB and Tele 59 is required to repay the loan from the Company with any income received. The loan bears interest at 7.8% per annum.

  Nova TV

(c) The long-term investment loan was obtained from CS bank, an investor in Nova TV, to be used for the purchase of equipment. The loan originally had a maximum facility of Kc300,000,000 ($10,977,000) which was fully utilized at December 31, 1994. Principal payments of Kc60,000,000 ($2,195,000) are

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

10. LOAN AND OVERDRAFT OBLIGATIONS--(CONTINUED)

due on this loan each year and were paid accordingly in 1995 and 1996. The loan bears interest at 2.5% above the bank's prime rate (prime rate currently 12.5%). The long-term investment loan is secured by the Nova TV's equipment, vehicles and 50% of its receivables.

(d) The line of credit loan, also obtained from CS bank, has a maximum facility of Kc250 million ($9,147,000) bearing interest of PRIBOR plus 0.5%. This facility was unutilized at December 31, 1995 and 1996. The line of credit is secured by the remaining 50% of receivables.

  PRO TV

(e) In exchange for certain assets, PRO TV assumed two loans from an affiliated entity, payable to Tiriac Bank, which is partially owned by a PRO TV investor. These loans were repaid in 1996.

(f) The line of credit, obtained from Tiriac Bank, provides a maximum facility of $2,000,000 bearing interest at 6 month LIBOR plus 5%. This line of credit is substantially repayable by July 31, 1997 and is secured by assets with a book value of $2,575,000

(g) The long-term loan, also obtained from Tiriac Bank, has a maximum facility of $4,000,000, bearing interest at 6 month LIBOR plus 5%. This loan is payable in monthly installments of $83,500 beginning July 31, 1997 through June 30, 2001, the final installment being $75,500. The loan is secured by assets representing $3,357,000 and 70% of the assets purchased with the loan up to a value of $2,800,000.

(h) Overdraft facilities are either secured by cash balances in lei or are unsecured and are due within 1997.

  POP TV

(i) The unsecured short-term loans consist of three separate facilities which bear interest of Consumer Price Index plus 12%, three months' arithmetical average of Slovene retail price increase ('TOM') plus 21%, and TOM plus 18%.

At December 31, 1996, maturities of debt are as follows:

           TOTAL
            $000
           ------
1997....    7,106
1998....    6,607
1999....    9,416
2000....    6,465
           ------
           29,594
           ------
           ------

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

11. STOCK OPTION PLAN

     The Company adopted the 1994 Stock Option Plan in 1994 and the 1995 Stock Option Plan in August 1995. Under the 1994 Stock Option Plan, the Compensation Committee is authorized to grant options for up to 900,000 shares of the Company's Class A Common Stock. Under the 1995 Stock Option Plan the Compensation Committee is authorized to grant options for up to 1,200,000 shares of the Company's Class A Common Stock. The Stock Option Plans allow grants to consultants and non-affiliated directors. The maximum term of the options granted under the Stock Option Plans is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the 'Code'), or non-qualified stock options. Under the Stock Option Plans, non-affiliated directors are automatically granted each year options to purchase 10,000 shares of Class A Common Stock. The Compensation Committee has granted substantially all options to purchase the 900,000 shares of Class A Common Stock created by the 1994 Stock Option Plan and 851,620 shares of Class A Common Stock under the 1995 Stock Option Plan. The 1995 Stock Option Plan includes options to purchase 117,000 shares of Class A Common Stock granted to the President and Chief Executive Officer of the Company and 23,900 shares of Class A Common Stock granted to the Vice President-Finance and Chief Financial Officer.

     Under both plans the option exercise price equals the stock's market price on date of grant. The 1994 plan options vest after two years and expire after ten years. The 1995 plan was revised in February 1997 so that options granted under this plan will vest after two years and will expire after ten years. This change will be applied retrospectively and the following tables have been prepared under the revised 1995 plan.

     A summary of the status of the Company's two stock option plans at December 31, 1996 and 1995 and changes during the years is presented in the table and narrative below:

                                   1996                                         1995
                 -----------------------------------------    -----------------------------------------
                               WTD. AVG.                                    WTD. AVG.
                                EXERCISE         OPTION                      EXERCISE         OPTION
                  SHARES         PRICE          PRICE $        SHARES         PRICE          PRICE $
                 ---------    ------------    ------------    ---------    ------------    ------------
Outstanding at
  start of
  year.........  1,049,600        13.81        0.20-20.00       354,500         6.10        0.20-14.00
Granted........    636,800        21.51       20.75-21.75       756,600        16.44       14.00-20.00
Exercised......   (139,644)        8.78        0.20-14.63       (55,000)        0.20              0.20
Forfeited......    (12,653)       20.00             20.00        (6,500)       14.63             14.63
                 ---------       ------                       ---------       ------
Outstanding at
  end of year..  1,534,103        17.41        0.20-21.75     1,049,600        13.81        0.20-20.00
                 ---------       ------                       ---------       ------
                 ---------       ------                       ---------       ------

     At December 31, 1996 and 1995, 528,356 and 122,250 shares were exercisable, respectively.

     One of the Company's directors was awarded 25,000 options on August 3, 1995 which were granted outside of both the 1994 Amended and Restated Option Plan and the 1995 Stock Option Plan. Half of his shares vested six months after issue and the remainder after one year.

     The Company accounts for these plans under APB No. 25, under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for these plans been determined

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

consistent with the fair value approach required by SFAS No. 123, the Company's net loss and net loss per common share would increase to the following pro forma amounts:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
Net Loss ($000).................  As Reported   (30,003)    (18,736)
                                    Pro Forma   (34,468)    (20,197)

Net Loss Per Common Share ($)...  As Reported     (1.55)      (1.28)
                                    Pro Forma     (1.78)      (1.38)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made January 1, 1995, August 3, 1995, August 10, 1995, August 14, 1995, October 17, 1995, December 15, 1995, January 2, 1996 and August 1, 1996
respectively: risk-free interest rates of 7.84%, 6.21%, 6.23%, 6.28%, 5.76%, 5.53%, 5.30% and 6.36% ; expected dividend yields of 0% for each grant; expected lives of 4 years for all grants; expected stock price volatility of 47.6% for all grants.

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

12. COMMITMENTS AND CONTINGENCIES

  Litigation

     In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase 66% of the shares of Kanal A, a private televison station in Slovenia ('the Kanal A Agreement') for $3,000,000. Scandinavian Broadcast Systems, S.A. ('SBS'), which purportedly has certain rights to the equity of Kanal A pursuant to various agreements, has challenged the validity of the Kanal A Agreement in a United Kingdom court. Both the Company and SBS have been granted injunctions by the United Kingdom courts preventing SBS, in the case of the Company, and the Company, in the case of SBS, from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted action in a Slovenian court requesting that courts in Slovenia resolve these claims. Payments made by the Company under these agreements totaled $1,000,000 and are classified in developments costs at December 31, 1996. Management believes these amounts will be collected, refunded or will result in an equity interest in Kanal A.

     The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which management reasonably expect could have a material adverse effect on its business or operations.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

  Ownership and Financial Commitments--Existing Entities

     The Company's ownership interests and financial commitments regarding existing entities are as follows:

  Nova TV

     Current financing requirements are being met by cash generated from the business. The Company does not anticipate that it will need to provide further financing.

  PRO TV

     At December 31, 1996, the Company had contributed approximately $20,214,000 of which $2,750,000 is a short term loan. The Company is obligated to pay an additional $536,000 to bring the paid in capital of PRO TV to $20,000,000. Additional funding may be provided to PRO TV, on a temporary basis, until such time as local debt financing can be obtained. Subsequent to December 31, 1996, the Company has funded $4,050,000 to PRO TV.

     The Company is entitled to 77.5% of the total profits of PRO TV, although the Company's partners hold options which, if exercised, would reduce the Company's stake of PRO TV's profits to not less than 66%. In addition, the Company is entitled to a one-time preferred dividend of approximately $468,000 from PRO TV related to certain reorganization costs of an affiliated entity. The Company would be entitled to receive a preferred dividend equal to any additional future re-organizational costs paid for by the Company. PRO TV is required to contribute 5% of net profits to a reserve fund until equal to at least 20% of share capital.

  UniMedia

     At December 31, 1996, the Company had contributed $3,600,000 for a 10% stake in MobilRom, a company which was awarded one of the mobile telecommunication licenses in Romania. The Company's investment in MobilRom is held by UniMedia which is owned 95% by the Company and 5% by Adrian Sarbu. UniMedia is obligated to contribute a further $8,400,000 to MobilRom by June 1997, bringing UniMedia's total contribution to $12,000,000, representing 10% of the equity capital of MobilRom.

  POP TV

     At December 31, 1996, the Company had funded approximately $28,196,000 to POP TV, MMTV and Tele 59, which consists of $9,600,000 as equity, $17,346,000 as a loan to POP TV and interest accrued on this loan of $1,250,000 at December 31, 1996. Further funding of the operations and capital needed for POP TV is expected to be obtained from local debt financing, cash generated from the business and additional funding by the Company. Additionally, local debt financing may be used to partly repay the loan from the Company. Subsequent to December 31, 1996, the Company has loaned an additional $1,500,000 to POP TV.

  PULS

     At December 31, 1996, the Company had contributed DM 77,661,000 ($50,104,000). Management estimates that DM11,000,000 ($7,097,000) in funding will be required for the first half of 1997 of which DM2,500,000 ($1,613,000) was funded since December 31, 1996. The Company's obligation to provide funding to PULS will be based on its decisions to participate in future capital calls. Funding beyond the percentage of ownership increases the Company's percentage of ownership and accordingly the Company's share of profits or losses.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

  FFF

     At December 31, 1996, the Company had contributed DM20,000,000 ($12,903,000). Management estimates additional funding for operating and capital needs in 1997 will be DM2,000,000 ($1,290,000). The Company has resolved to fund these operations in 1997 of which DM 860,000 ($555,000) has already been funded during the first quarter of 1997. The Company's obligation to provide funding to FFF will be based on its decisions to participate in future capital calls or loans.

     A partner in FFF is entitled to a one-time preferred distribution of DM 1,900,000 ($1,226,000) out of cumulative profits of FFF when the company has achieved net positive retained earnings.

  SFF

     At December 31, 1996, the Company had contributed DM4,350,000 ($2,806,000). Management estimates additional funding for operating and capital needs in 1997 will be DM3,000,000 ($1,935,000). The Company has resolved to fund these operations for 1997 of which DM 2,500,000 ($1,613,000) was funded in the first quarter of 1997.

  Radio Alfa

     At December 31, 1996, the Company had agreed to contribute Kc107,000,000 ($3,915,000) to Radio Alfa in the form of loans, a portion of which may be converted into a 21.7% equity interest in Radio Alfa subject to the approval of the Czech Radio and Television Council. At December 31, 1996, Kc101,400,000 ($3,710,000) had been contributed. In the first quarter of 1997 the remaining Kc5,600,000 ($205,000) was contributed. Further funding for operations and capital is expected to be obtained from cash generated from the business and additional funding provided by the Company.

  Slovak Republic

     At December 31, 1996, the Company had contributed $38,323,000 to Markiza TV. The Company is not required to provide any additional funding. It is anticipated that any further funding for the project will be obtained from local debt and cash generated from the business. The total funding of $38,323,000 was contributed as $9,000,000 in loans and $29,323,000 in equity.

  Poland

     In Poland, the Company has entered into an alliance with the Polish media group ITI, forming TVN Sp. z.o.o. ('TVN') which in May 1995 applied for broadcast licenses in Poland. At December 31, 1996 the licenses had not been formally awarded to TVN (See Subsequent Events Note 16). ITI holds 67% of the equity in TVN and the Company holds the remaining 33%. During 1996, TVN exercised an option to acquire a 49% interest in Telewizja Wisla Sp. z.o.o. ('TV Wisla'), which operates a television station in southern Poland. At December 31, 1995 the Company had contributed $1,650,000 to TVN. During 1995 and 1996, the Company contributed an aggregate of $7,705,000 in equity to an affiliated company of TVN. The Company is obligated to contribute an additional $645,000 to this affiliate. These amounts are classified as investments in Unconsolidated Affiliates at December 31, 1996. At December 31, 1995, the Company's investment in Poland was classified as development costs.

     The final funding requirements for the Polish project have not been agreed with ITI but it is management's intention that the Company will fund the project to approximately $40,000,000, with the remainder of the project funding to be provided by local bank debt. At December 31, 1996, the Company had contributed $11,500,000 to the Polish operations. Since December 31, 1996, the Company has advanced an additional $1,555,000.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

  Ukraine

     In September 1996 the Company entered into an agreement to acquire a 50% equity interest in the Studio 1+1 Group. At December 31, 1996 the Company has contributed $17,029,000 to acquire this equity interest. In the first quarter of 1997 the Company contributed $2,000,000 as a loan. It is anticipated that the project will require further funding of up to $3,000,000 in 1997 which will be made through loans. The remainder of the funding required for the Studio 1+1 Group is anticipated to be raised through its operations.

     The Studio 1+1 Group has the right, pursuant to a ten-year television broadcast license held by a Ukrainian-based member of the Studio 1+1 Group, to broadcast programming and sell advertising on UT-2. Competitors and others opposed to the award of the license have indicated a possibility of legal or administrative actions to challenge the license. However, the Company believes that the grant of the license would be upheld. There can be no assurance, however, as to the outcome of such proceedings, if initiated.

  Videovox

     Management anticipate that any future funding requirements for Videovox will be met by cash generated from the business.

  Licenses

     The Company has no reason to believe that the licenses for stations will not be renewed. However, no statutory or regulatory presumption exists for the current license holder, and there can be no assurance that licenses will be renewed upon expiration of their initial terms. The failure of any such licenses to be renewed may adversely affect the results of the Company's operations.

  Ownership and Financial Commitments--Future Expansion

     The Company's ownership interest and financial commitments regarding entities to be considered for future expansion are as follows:

  Hungary

     The Company owns 95% of the equity of 2002 Kft., which was awarded a local microwave (MMDS) license in Budapest. The Company's business plan contemplates commencing broadcast operations in Hungary in 1997. 2002 Kft. has signed program contracts or deal memos which call for future payments of approximately $8,900,000 in future periods. At December 31, 1996, approximately $420,000 of program payments had been made. If the Company's Hungarian license bid is unsuccessful, management believes that the program library from these contracts or deal memos will be realised in Hungary through various possible business arrangements or existing program contracts and deal memos may be re-negotiated.

  Other potential commitments

     The Company is pursuing additional broadcast development opportunities in other areas. In some of these countries and regions, the Company has entered into preliminary understandings with local strategic and financial partners to seek television broadcast licenses from the local government authorities.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

  Currency exchange rate fluctuation

     The Company generates most of its revenues in German marks ('DM'), Czech korunas ('Kc'), Slovenian tolars ('SIT'), Romanian lei ('ROL'), Slovak korunas

('Sk') Polish zloty ('Zl'), Ukrainian hryvna ('Hrn') and Hungarian forints ('HUF') and incurs expenses in those currencies, as well as in British pounds and U.S. dollars. In addition, certain expenses, primarily for programming, are incurred in U.S. dollars, and certain of the Company's capital and operating commitments are in foreign currencies. Fluctuations in the value of foreign currencies may cause U.S. dollar translated amounts to change in comparison with previous periods. The Company has not hedged against fluctuations in foreign currency rates. Due to the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the U.S. dollar, the Company cannot anticipate the effect of exchange rate fluctuations on its financial condition.

  Pension and other post-retirement benefits

     The Company has no obligation to provide pension and other post-retirement benefits.

  Station Programming Rights Agreements

     The Company had programming rights commitments for $43,876,000 and $13,179,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 1996 and 1995, respectively.

  Lease Commitments

     In 1994 Nova TV purchased part of the buildings it currently occupies and uses for its Prague television headquarters through a capital lease transaction with a bargain purchase option with an affiliated entity from which it had previously rented the property under the terms of an operating lease. In accordance with the decision to purchase the property, the Company will continue to make quarterly fixed and variable payments until the loan obligation on the property has been repaid at which point title of the property will be transferred to Nova TV. In accordance with the lease agreement, Nova TV must also pay certain taxes, expenses and other amounts.

     During November and December 1995, POP TV entered into 10 capital leases on vehicles for employees accounted for as capital leases.

     Minimum future obligations under capital leases, including interest, are expected to be as follows:

PAYMENTS DUE                                $000s
----------------------------------------   -------
1997....................................     4,030
1998....................................     4,023
1999....................................     3,940
                                           -------
                                            11,993
Less: Amounts representing interest.....    (3,079)
                                           -------
Total...................................     8,914
Less current maturities.................    (1,794)
                                           -------
                                             7,120
                                           -------
                                           -------

     For the fiscal years ended December 31, 1996, 1995 and 1994, the Company paid aggregate rent on all facilities of $1,776,000, $340,000 and $2,430,000, respectively. Future minimum lease payments at December 31, 1996 for noncancelable operating leases with remaining terms in excess of one year aggregate $3,564,000, and are payable as follows: 1997--$1,129,000; 1998--
$700,000; 1999--$486,000; 2000--$414,000; 2001--$192,000; 2002 and thereafter in the aggregate--$643,000.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

13. RELATED PARTY TRANSACTIONS

  Contributed Services

     Affiliates controlled by certain shareholders of the Company provide various administrative services for the Company and its predecessors. Amounts charged for the years ended December 31, 1996, 1995 and 1994, were $88,000, $357,000 and $733,000, respectively, and are included in corporate operating costs and expenses.

  Amounts due from Unconsolidated Affiliates

     During 1996, the Company made payments for programming, goods and services and incurred costs on behalf of unconsolidated affiliates which totaled $1,066,000 and are classified as amounts due from unconsolidated affiliates in the accompanying consolidated balance sheets. These amounts are due from TVN, Markiza TV, and PULS, and certain of the amounts will be applied toward future capital contributions to these entities.

  Advances to Affiliates

     The Company has ongoing business relations with television and radio service providers owned by the other equity holders in the various broadcast operations, some of which are the only service providers in their respective field; affiliation agreements, whereby funds are advanced to license holders for expenses to be incurred on behalf of the Company and repaid from advertising sales from regional windows, and has agreed to provide funding as part of the original purchase agreement to license holding companies, as well as to pay related party companies for services rendered by the General Directors. Under affiliate agreements at December 31, 1995, the Company and POP TV had advances to affiliates of $543,000 and $66,000, respectively. At December 31, 1996, PRO TV and POP TV had advances to affiliates under affiliation agreements which total $735,000 and $354,000, respectively.

     At December 31, 1996 and 1995, PRO TV had $692,000 and $297,000,
respectively, of advances to affiliates for future services to be provided. At December 31, 1996, PRO TV and POP TV had advances to affiliates related to financing arrangements to license holders which totaled $1,399,000 and $903,000, respectively. These amounts are to be repaid to the Company from the license holding companies.

  Loans to Affiliates

     Upon the initial contribution to the broadcast operations, the Company has, at times, financed the other equity holders' capital contributions into the broadcast operations, entered into certain business arrangements which are beneficial to the broadcast operation, and provided funding to the broadcast operations through loans. During 1995, the Company had contributed $2,000,000 in share capital to PRO TV on behalf of Adrian Sarbu, which was outstanding at December 31, 1996 and 1995.

     Also during 1995, the Company made a $1,302,000 loan to InterMedia in order to finance InterMedia's purchase of a majority equity interest in a construction company owning PRO TV's television broadcast station which was outstanding at December 31, 1996 and 1995. During 1996, the Company entered into an agreement to lend the General Director of Nova TV funds totaling $5,200,000 to finance his purchase of interests in CET 21 in order to increase his ownership in CET 21 to 60.0% (Note 16). During 1996, the Company provided a series of loans to Markiza TV as part of the funding to the project. At December 31, 1996, $9,224,000 in loans were due from Markiza TV. The loans bear an interest of 6% per annum and are due in 2001.

     In 1995, the Company had a loan to Radio Alfa of Kc79,000,000 ($2,970,000). In 1996, such loans eliminate in consolidation.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

  Advances from Affiliates

     From time-to-time, the Company has received financing from its majority shareholder, Ronald S. Lauder, and services from related party affiliates and has incurred charges under affiliation agreements and employment agreements. In addition, during the initial start up of a particular station, the Company may owe amounts to the other shareholders in connection to various purchase agreements.

     Prior to 1995, $7,216,000 was advanced by R.S. Lauder, Gaspar & Co., LP to fund the acquisition of the Nuremberg Station, certain development expenses of PULS and corporate overhead. The total amount of this advance was repaid prior to December 31, 1995. These amounts were non interest bearing.

     Amounts outstanding at December 31, 1996 and 1995 related to affiliates who provide various administrative services for the Company were $22,500 and $271,000, respectively, and are included in advances from affiliates in the accompanying consolidated balance sheets.

     Interest of $68,000, $565,000 and $757,000 was charged to income in 1996, 1995 and 1994, respectively, in relation to these loans and the Principal Shareholder Loan (refer to Note 8). At December 31, 1995, interest of $116,000 remained unpaid and is included in Advances from Affiliates in the accompanying consolidated balance sheet.

     The Company owed $1,766,000 and $450,000 to the other equity holders in PRO TV and POP TV at December 31, 1995 in connection with the original purchase agreements for these entities for shares or assets purchased.


     At December 31, 1996, PRO TV and POP TV owed $193,000 and $385,000, respectively, under affiliation agreements. At December 31, 1995, POP TV owed $84,000 under affiliation agreements.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

14. SUMMARY FINANCIAL INFORMATION FOR PULS, MARKIZA TV AND FFF

                                                       AS AT
                              -------------------------------------------------------
                                      DECEMBER 31, 1996             DECEMBER 31, 1995
                              ---------------------------------     -----------------
                               PULS       MARKIZA TV      FFF        PULS       FFF
                              -------     ----------    -------     -------    ------
                               $000          $000        $000        $000       $000
                              -------     ----------    -------     -------    ------
Current assets.............     3,235        10,896       2,694       6,938     2,538
Non-current assets.........    12,260        28,783       2,105      15,971     3,308
Current liabilities........    (3,996)       (6,635)     (1,270)     (5,678)   (1,410)
Non-current liabilities....    (6,305)       (9,222)    (11,923)     (9,081)   (9,526)
                              -------     ----------    -------     -------    ------
Net assets (liabilities)...     5,194        23,822      (8,394)      8,150    (5,090)
                              -------     ----------    -------     -------    ------
                              -------     ----------    -------     -------    ------

                                                FOR THE YEARS ENDED
                              -------------------------------------------------------
                                      DECEMBER 31, 1996             DECEMBER 31, 1995
                              ---------------------------------     -----------------
                               PULS       MARKIZA TV      FFF        PULS       FFF
                              -------     ----------    -------     -------    ------
                               $000          $000        $000        $000       $000
                              -------     ----------    -------     -------    ------
Net revenues...............     3,248         7,462       4,736       3,371     4,410
Operating loss.............   (18,812)       (3,712)     (3,585)    (24,387)   (5,058)
Net loss...................   (18,785)       (4,230)     (3,823)    (24,204)   (6,027)

     The Company's share of the losses of PULS, Markiza TV and FFF accounted for by the equity method were $10,279,000, $3,401,000 and $1,949,000, respectively, for the year ended December 31,1996 (excluding $1,543,000 of goodwill amortization in respect of PULS) and license acquisition costs amortization of $182,000 in respect of Markiza TV.

15. STOCK COMPENSATION CHARGE

     Under the terms of the Company's contracts with its former President, the Company issued 454,703 shares of Class A Common Stock to a trust nominated by him. Ownership of 194,873 shares had vested by December 31, 1994. Upon the former President's departure in August 1995, 194,872 shares remained unvested. The Company and its former President agreed that 18,000 of these unvested shares would vest on December 31, 1996 and the remaining 176,872 shares were forfeited by the former President. In the year ended December 31, 1995, $858,000 was recognized as the current expense to account for the vesting of 64,958 shares in 1995 under the original plan and for the recognition of the 18,000 unvested shares, which no longer required additional services in order to vest. The deferred compensation charge related to the remaining unvested shares of $2,476,000 was recognized as treasury stock, and the treasury stock was retired in 1996.

     In addition, the Company granted 203,000 options to officers and employees with an exercise price below market price in the year ended December 31, 1994.

     The above transactions have resulted in stock compensation charges of $0, $858,000 and $5,833,000 and in the years ended December 31, 1996, 1995 and 1994, respectively.

16. SUBSEQUENT EVENTS

  1997 Nova TV Purchase

     In March 1997, the Company (CME) acquired an additional 5.2% interest in Nova TV as a result of retirement of a $5.2 million loan in exchange for such interest (the '1997 Nova TV Purchase'). The Company is in the process of registering the 1997 Nova TV purchase pursuant to Czech law. On an

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           DECEMBER 31, 1996 AND 1995

16. SUBSEQUENT EVENTS--(CONTINUED)

ongoing basis, after giving effect to the 1997 Nova TV Purchase, the Company is entitled to 93.2% of the total profits of Nova TV and has 91.2% of the voting power in Nova TV.

  Stock Options

     Since December 31, 1996, 10,335 stock options for Class A Common Stock were exercised at prices of $14.00--$20.00.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To IA TV Beteiligungsgesellschaft mbH & Co. Betriebs-KG:

We have audited the accompanying balance sheet of IA TV Beteiligungsgesellschaft mbH & Co. Betriebs-KG (a Limited Partnership organized under German law) as of December 31, 1995 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IA TV Beteiligungsgesellschaft mbH & Co. Betriebs-KG as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 3 to the financial statements, the Partnership has incurred significant operating losses during the years 1994 through 1996, and is dependent upon additional capital to fund its operations. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

                                          ARTHUR ANDERSEN
                                          Wirtschaftsprufungsgesellschaft
                                          Steuerberatungsgesellschaft mbH

March 5, 1997
Berlin, Germany

                         IA TV BETEILIGUNGSGESELLSCHAFT

                             MBH & CO. BETRIEBS-KG

                 BALANCE SHEET AS OF DECEMBER 31, 1996 AND 1995

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                         TDM             TDM
                                                     ------------    ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................        1,721           3,015
  Accounts receivable.............................        1,018             662
  Program rights costs............................           37             441
  Value-added tax receivables.....................          287             534
  Other receivables (Note 5)......................        1,724           2,727
  Prepaid expenses................................          116              43
  Contribution receivable.........................          112           2,500
                                                     ------------    ------------
     Total current assets.........................        5,015           9,922
                                                     ------------    ------------
PROPERTY, PLANT & EQUIPMENT, including equipment
  held under lease, net (Note 6)..................       16,653          20,280
                                                     ------------    ------------
BROADCAST LICENSE COSTS, net......................           44              55
                                                     ------------    ------------
OTHER INTANGIBLE ASSETS, net (Note 7).............        2,306           2,504
                                                     ------------    ------------
     Total assets.................................       24,018          32,761
                                                     ------------    ------------
                                                     ------------    ------------
        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note
     8)...........................................        5,603           7,337
  Duties and other taxes payable..................          457             364
  Related party payables..........................          132             419
                                                     ------------    ------------
     Total current liabilities....................        6,192           8,120
                                                     ------------    ------------
NON CURRENT LIABILITIES:
  Capital lease obligation........................        4,117           6,125
  Deferred income (Note 9)........................        5,657           6,861
                                                     ------------    ------------
     Total non current liabilities................        9,774          12,986
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' CAPITAL:
  Contributed Capital.............................      135,575         111,000
  Accumulated deficit.............................     (127,523)        (99,345)
                                                     ------------    ------------
     Total Partners' capital......................        8,052          11,655
                                                     ------------    ------------
     Total liabilities and partners' capital......       24,018          32,761
                                                     ------------    ------------
                                                     ------------    ------------

       The accompanying notes are an integral part of this balance sheet.

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                            STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996       1995
                                                            TDM        TDM
                                                          -------    -------
REVENUES:
  Advertising..........................................     4,872      4,847
                                                          -------    -------
STATION EXPENSES:
  Amortization of programming rights...................      (652)    (4,375)
  Depreciation of station equipment....................    (4,056)    (3,846)
  Other operating costs and expenses...................    (7,544)   (13,321)
  Selling, general and administrative expenses.........   (20,838)   (18,374)
                                                          -------    -------
     Operating loss....................................   (28,218)   (35,069)
                                                          -------    -------
INTEREST AND OTHER INCOME..............................       581      1,115

INTEREST EXPENSE.......................................      (541)      (851)
                                                          -------    -------
                                                               40        264
                                                          -------    -------
     Net loss..........................................   (28,178)   (34,805)
                                                          -------    -------
                                                          -------    -------

         The accompanying notes are an integral part of this statement.

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                         STATEMENT OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                         TDM             TDM
                                                     ------------    ------------
Partners' capital, brought forward................       11,655           8,960
Capital contributions during the year.............       24,575          37,500
Net loss for the year.............................      (28,178)        (34,805)
                                                     ------------    ------------
Partners' capital, carried forward................        8,052          11,655
                                                     ------------    ------------
                                                     ------------    ------------

         The accompanying notes are an integral part of this statement.

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                            STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                 1996        1995
                                                                 TDM         TDM
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)................................................    (28,178)    (34,805)
  Adjustments to reconcile net (loss) to net cash used in
     operating activities:
     Depreciation and amortization..........................      4,708       8,222
     Increase in assets and liabilities:
       Accounts receivable..................................       (356)        193
       Prepaid expenses.....................................        (73)        (21)
       Accounts payable and accrued liabilities.............     (1,734)      1,360
       Program and film rights..............................       (248)     (3,368)
       Related party liabilities............................       (287)       (158)
       Value-added tax receivables..........................        247         464
       Other receivables....................................      1,003       1,392
       Other payables.......................................         93      (1,145)
                                                               --------    --------
     Net cash used in operating activities..................    (24,825)    (27,866)
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditure.......................................     (1,637)     (1,295)
  Additions to other intangible assets......................       (240)     (2,516)
  Disposals.................................................        157       1,039
  Deferred income--investment grants and allowances.........        296       1,030
                                                               --------    --------
  Net cash used in investing activities.....................     (1,424)     (1,742)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft............................................          0        (864)
  Partners' capital contributions, net......................     26,963      35,000
  Capital lease payments....................................     (2,008)     (1,857)
                                                               --------    --------
  Net cash provided by financing activities.................     24,955      32,279
                                                               --------    --------
Net decrease/increase in cash and cash equivalents..........     (1,294)      2,671
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      3,015         344
                                                               --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................      1,721       3,015
                                                               --------    --------
                                                               --------    --------

         The accompanying notes are an integral part of this statement.

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

1. ORGANIZATION AND BUSINESS

     IA TV Beteiligungsgesellschaft mbH & Co. Betriebs-KG, Berlin ('IA Fernsehen' or 'the Partnership'), set up under German law as a Limited Partnership, was established in 1993.

     The management of the Partnership is carried out by IA TV Beteiligungsgesellschaft mbH, Berlin ('IA TV'), the sole general partner of IA Fernsehen. According to the Partnership agreement the general partner is not required to contribute any capital nor does he participate in Partnership profits or losses. IA TV has a supervisory board which monitors the activities of management.

     IA Fernsehen principally broadcasts television programs in the Berlin/Brandenburg area of Germany. Until the third quarter of 1995 this included the purchase and airing of acquired program rights for films and series. The Partnership limited the acquisition of such rights and has since been pondering more strongly on the broadcasting of self produced news and entertainment features with regional content. In May 1996 the station was relaunched and is since then broadcasting under the name of 'Puls Tv'.

     The Partnership was awarded the first private regional television license in Germany on August 4, 1993 from the Media Authority of Berlin-Brandenburg. The license is limited to a period of 7 years commencing from the date of broadcasting which was November 28, 1993. The license granted to the Partnership is, under the terms of the license, renewable. However, no statutory or regulatory presumption exists for the current license holder, and there can be no assurance that the Partnership will receive a renewal upon expiration of the initial term of the license.

2. FINANCING OF OPERATING AND CAPITAL NEEDS

     Under the provisions of the Partnership Agreement the limited Partners were required to contribute fixed capital of DM 10 mio. and variable capital of DM 90 mio. The total amount of fixed and variable capital of DM 100 mio. was called up as of June 30, 1995.

     According to the bylaws of the Partnership Agreement the partners may decide with a majority of 75 % of votes cast to call variable capital amounts exceeding DM 90 mio. The obligation and the right to contribute in such a case shall exist only for those limited partners who have voted in favour of a corresponding resolution or who give notice in writing to the General Partner within one month following such resolution that they will participate in the increase. The contributions shall be made in proportion to the share in fixed capital of the limited partners participating in the increase.

     In response to the capital needs of the Partnership the partners have resolved the following capital calls in 1996 that were mainly supported by one major partner:

                          TDM
                         ------
March 26, 1996........   10,000
June 19, 1996.........    2,500
August 6, 1996........    2,500
August 28, 1996.......    2,000
September 17, 1996....    2,500
September 17, 1996....      575
November 12, 1996.....    4,500
                         ------
                         24,575
                         ------
                         ------

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                           DECEMBER 31, 1996 AND 1995

3. GOING CONCERN

     Since its inception the Partnership has incurred losses of DM 127.5 mio. The initially agreed fixed and variable capital of DM 100 mio. as well as additional capital of DM 35.5 mio. was nearly used until year-end 1996. Until December 31, 1997, losses are projected to reach DM 15 mio. to DM 20 mio. Due to the amortization of liabilities and capital expenditures the necessary funding for 1997 is beyond DM 15 mio. as well and therefore exceeds the cash presently available and resolved capital calls.

     To maintain the operation as a going concern until year-end 1997 further capital calls and funding are necessary. Presently the Partnership is unable to fulfil its financial commitments. On September 4, 1996, the Partnership engaged an investment bank to seek a strategic investor who may acquire a share in the Partnership. Meanwhile the Partnership is provided with Partner's capital on a day to day basis.

     The factors described in the preceding paragraph raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Program and Film Rights

     The book value of film licences reduced from TDM 441 as of December 31, 1995 to TDM 37 as of December 31, 1996. Since the change of the program structure in 1995 the Partnership limited the purchase of film rights. In 1996 the Partnership changed its accounting policy for program and film rights from capitalization and amortization based upon the actual airing to directly expensing the costs for program rights.

  Production Costs

     Production costs for self-produced programs are recorded as operating costs.

  Property, Plant and Equipment and Intangible Assets

     Fixed and intangible assets are carried at cost and are depreciated on a straight line basis using the shorter of estimated useful lives, the underlying lease period or the term of the television license period.

     Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

     Investment grants and allowances that subsidize the assets of IA Fernsehen are recorded as deferred income and disclosed among other liabilities. Accordingly the assets are reported at their acquisition value net of amortization. The amortization of deferred investment grants and allowances relate to the underlying estimated useful lives of fixed assets acquired and are netted with the amortization of such assets.

  Income Taxes

     Income taxes have not been recorded in the accompanying financial statements as they are the obligation of the partners. Municipal trade tax on income is payable by the Partnership. No such tax is due for the period ending December 31, 1996 due to losses incurred by the Partnership in this period.

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                           DECEMBER 31, 1996 AND 1995

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Cash and cash equivalents

     Cash and cash equivalents include cash in banks and cash on hand.

  Revenue Recognition


     Revenues result from the sale of advertising time. Advertising revenue is recognized at the time the commercials are broadcast.

  Barter Transactions

     Revenue from barter transactions (television advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense (or capitalized as appropriate) when received or used.

     Receivables and payables arising from barter transactions are offset when the services have been rendered to the customer and from the vendor.

     Barter transactions in 1996 of TDM 944 are included in advertising revenues and the related expenditures of TDM 917 are included in direct operating costs.

5. OTHER RECEIVABLES

     Other receivables consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                         TDM             TDM
                                                     ------------    ------------
Receivable from Deutsche Leasing AG (see Note
  10).............................................       1,497           1,610
Investment subsidies receivable...................          20           1,075
Other receivables.................................         207              42
                                                     ------------    ------------
                                                         1,724           2,727
                                                     ------------    ------------
                                                     ------------    ------------

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                         TDM             TDM
                                                     ------------    ------------
Fixtures and fittings.............................       12,094          12,043
Station machinery and office equipment............       19,219          17,875
  -- thereof relating to assets held under lease:
     TDM 15,144 (1995: TDM 15,144)
                                                     ------------    ------------
                                                         31,313          29,918
Less-Accumulated depreciation.....................      (14,660)         (9,638)
                                                     ------------    ------------
                                                         16,653          20,280
                                                     ------------    ------------
                                                     ------------    ------------

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                           DECEMBER 31, 1996 AND 1995

7. OTHER INTANGIBLE ASSETS

     Other intangible assets, net consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                         TDM             TDM
                                                     ------------    ------------
Studio equipment software held under lease........        2,586           2,500
Financial systems software........................          578             425
                                                     ------------    ------------
                                                          3,164           2,925
Less--Accumulated depreciation....................         (858)           (421)
                                                     ------------    ------------
                                                          2,306           2,504
                                                     ------------    ------------
                                                     ------------    ------------

     The studio equipment software represents a traffic system leased from Enterprise Air-Time Systems Limited, Thames Ditton, U.K.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                         TDM             TDM
                                                     ------------    ------------
Accounts payable, trade...........................       4,169           6,152
Vacation accrual..................................         354             354
Ancillary rental cost.............................         339             245
Consulting fees...................................         241              --
Compensation......................................         117             214
Contract risks....................................          70             120
Miscellaneous accruals............................         313             252
                                                     ------------    ------------
                                                         5,603           7,337
                                                     ------------    ------------
                                                     ------------    ------------

     Trade payables include an unsettled liability of TDM 1,980 relating to the operating lease contract with Enterprise Air-Time Systems Limited, Thames Ditton, U.K., for the new traffic system.

9. DEFERRED INCOME

     On October 5, 1993 the Partnership was awarded a first federal and state funded grant amounting to 23% of capital investment of up to DM 50 mio. between 1993 and 1996. Total investments relating to the underlying budget for this investment grant amounted to DM 37.1 mio. as of August 1996 with the Partnership having received investment grants of TDM 8,544. As all budgeted investments were finalized by that time the approval for investment grants was adjusted from initially TDM 11,287 to TDM 8,544.

     On August 26, 1996 the Partnership was awarded a second federal and state funded grant amounting to 25% of capital investments of up to DM 13 Mio. between 1996 and 1999. As of December 31, 1996 the Partnership has received investment grants of TDM 349 relating to this second investment grant approval.

     The Partnership is required to retain the underlying assets acquired, upon which these grants were received, in its business and region for a period of at least 3 years. Furthermore 130 employment positions are guaranteed to be maintained for a period of five years beginning with the first airing in

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                           DECEMBER 31, 1996 AND 1995

9. DEFERRED INCOME--(CONTINUED)


November 1993. The second investment grant increases the number of guaranteed labour from 130 to 150 for a period of five years beginning with the completion of the budgeted investments. A failure to meet these two conditions could result in the Partnership having to repay some or all of the grants received.

     In addition the Partnership has the right, as governed by German tax law, to receive tax free investment subsidies of 5% respectively of 8% of the cost of acquired moveable fixed assets. The allowance is granted subject to the acquired fixed assets remaining in the business for a period of at least 3 years.

     Deferred investment grants and tax free subsidies are amortized according to the underlying estimated useful lives of fixed assets acquired.

     The total amount of grants and tax free subsidies received by the Partnership and recorded in the accompanying balance sheet as deferred income is as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                         TDM             TDM
                                                     ------------    ------------
Investment grants and subsidies...................      10,308          10,012
Less--Amortization to December 31.................      (4,651)         (3,151)
                                                     ------------    ------------
                                                         5,657           6,861
                                                     ------------    ------------
                                                     ------------    ------------

10. COMMITMENTS AND CONTINGENCIES

  Commitments under capital leases

     The Partnership signed a contract with an investment bank, the Deutsche Leasing AG, Berlin (Deutsche Leasing), to finance a part of its investments in studio equipment. The total lease financing of DM 10 mio. represented two thirds of the originally planned volume of investments in studio equipment of DM 15 mio. It was agreed that Deutsche Leasing retains a guarantee of DM 1 mio. at an interest rate payable to IA Fernsehen of 5.35% p.a. The loan of DM 10 mio. is financed at an annual interest rate of 6.9%. The loan has to be repaid to Deutsche Leasing by October 1998 with monthly installments of TDM 201.

     Deutsche Leasing is entitled to demand immediate repayment of the loan amount outstanding if IA Fernsehen fails to meet the terms of the loan agreement. The corresponding liability to the fixed assets held under finance lease is the DM 4.1 mio. payable to Deutsche Leasing as of December 31, 1996. Additionally, IA Fernsehen records a receivable from Deutsche Leasing of DM 1.5 mio. representing the guarantee (DM 1 mio.) and the unused finance volume (DM
0.5 mio.). The future obligations under the capital leases are as follows:

           INTEREST    AMORTIZATION    TOTAL
             TDM           TDM          TDM
           --------    ------------    -----
1997....      239          2,172       2,411
1998....       64          1,945       2,009
           --------    ------------    -----
              303          4,117       4,420
           --------    ------------    -----
           --------    ------------    -----

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                           DECEMBER 31, 1996 AND 1995

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  Commitments under operating leases

     --TV station headquarters

     The Partnership entered into an operating lease for the television station headquarters adjacent to the Television tower at the Alexanderplatz in Berlin on May 14, 1993. The lease term commenced on May 1, 1993 and expires on December 31, 1999. The lease provides for a renewal option. For the period ended December 31, 1996, the Partnership paid rent and operating expenses amounting to DM 1.8 mio. Under the agreement the monthly rent amounts to DM 105,000 until April 30, 1998. Thereafter it increases to DM 197,500 per month. In addition the Partnership is obliged to pay certain taxes, insurance costs and operating expenses, as provided in the lease agreement.

     According to the lease contract the Partnership is liable for possible third party claims arising from restitution filings on the premises leased. The Partnership as tenant cannot obtain valid evidence from the BVS ('Bundesanstalt fur vereinigungs-bedingte Sonderaufgaben'--the former privatization agency of the German Government) regarding any pending restitution claims. Should the Partnership be forced to terminate its rental agreement prior to December 31, 1999, the lessor has agreed to negotiate the amount of capital expenditures incurred to be reimbursed. The management will cooperate with the lessor in order to obtain information on possible restitution claims.

     According to the lease contract the Partnership is liable to guarantee the pedestrians' safety on all passageways around the rented building. The Partnership has taken steps to provide for such safety. Furthermore the Partnership has to carry out maintenance work relating to the building at its own cost. This obligation may result in additional costs which have not been evaluated and correspondingly not been accrued for.


     The Company has minimum future obligations under the operating lease relating to the TV station headquarters as follows:

            TDM
           -----
1997....   1,620
1998....   2,360
1999....   2,730

     --Traffic system

     On May 24, 1995, the Partnership entered into a lease agreement for a traffic system with the Enterprise Air-Time Systems Limited, Thames Ditton, U.K. The lease term commenced on May 24, 1995, and expires on May 24, 2005. The agreement may be terminated by written notice if a party e.g. ceases to carry on its business. The traffic system was capitalized at TDM 2,568 and correspondingly accrued for under trade liabilities. Amortization of TDM 266 for 1996 was expensed. The future payments represent the repayment of the liability and will annually be increased with reference to the

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                           DECEMBER 31, 1996 AND 1995

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

development of the Electrical and Electronical Engineering Index. The future obligations under the terms of this operating lease are as follows:

                  TDM
                 -----
1997..........     248
1998..........     248
1999..........     248
2000..........     248
thereafter....   1,236

  Government Regulation

     Broadcast operations in Germany are subject to extensive Government regulation. Television in Germany is regulated by the Media Authority of each region, and the Media Authority Berlin-Brandenburg ('MABB') is responsible for the activities of the Partnership. Regulations govern the issuance, renewal, transfer and ownership of station licenses, as well as the timing and content of programming and the timing, content and amount of commercial advertising permitted. There are also regulations requiring that certain percentages of programming are being produced or originated in local markets. The ownership of a private TV station is closely monitored to avoid a single shareholder being able to exercise a dominant influence on the business and program of a TV station.

     The Partnership communicated in writing the changes effected and intended regarding the Partners' capital, the Partners' voting rights and the program structure to MABB and obtained assurance to comply with the rules of the TV license.

  Employment Agreements

     The managing directors of the Partnership are employed at the general partner. In 1996 the following persons have been managing directors:

                            APPOINTMENT PER       DISMISSAL PER PARTNERS'
                          PARTNERS' RESOLUTION          RESOLUTION
                          --------------------    -----------------------
Dr. Dietmar Straube....     September 19, 1995      September 30, 1996
Stefan Ziegenhagen.....         March 26, 1996

     In accordance with para 4.1 of the General Partner's Agreement IA TV Beteiligungs--gesellschaft mbH shall have at least two managing directors. The Partnership is aware of this deficiency and will take corrective action. None of the resolutions or changes of 1995 and 1996 have been inscribed in the commercial register.

     In 1996 an average of 148 employees and 103 freelancers worked for the Partnership. Generally employment agreements may be terminated by either party within 1 to 2 months upon prior written notice.

  Litigation

     Various competitors of IA Fernsehen have taken legal action against the Media Authority Berlin-Brandenburg to overturn its decision in awarding the Partnership the broadcast license for IA Fernsehen. The Partnership and legal counsel believe that its broadcast license for IA Fernsehen is in

              IA TV BETEILIGUNGSGESELLSCHAFT MBH & CO. BETRIEBS-KG

                           DECEMBER 31, 1996 AND 1995


10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

no danger. The Media Authority has informed the Partnership that these legal actions have no realistic chance of success.

     The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe such pending litigation will not have a material adverse effect on the company's financial condition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Slovenska televizna spolocnost, s.r.o.

We have audited the accompanying balance sheets of Slovenska televizna spolocnost, s.r.o. as of December 31, 1996 and 1995, and the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Slovenska televizna spolocnost, s.r.o. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

                                          ARTHUR ANDERSEN

Bratislava, Slovak Republic
13 March 1997

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1996
                                                     ------------    ------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................       15,257           30,756
  Accounts receivable (net of allowances of 3,387
     TSK).........................................           --          169,979
  Program rights costs, net (Note 3)..............           --            5,155
  Amounts due from shareholders...................           --                6
  Other assets (Note 4)...........................       52,214          141,681
                                                     ------------    ------------
     Total current assets.........................       67,471          347,577
                                                     ------------    ------------
INVESTMENT (Note 5)...............................           --              100
PROPERTY, PLANT & EQUIPMENT (net of depreciation
  of 299 SK and 39,843 SK) (Note 6)...............       36,248          682,480
PROGRAM RIGHTS COST, net (Note 3).................           --          166,618
INTANGIBLE ASSETS (net of amortisation of 27 SK,
  1,324 SK) (Note 7)..............................          198           13,782
PRE OPERATIONAL COSTS (net of amortisation of nil,
  5,016 SK) (Note 3)..............................        5,459           55,185
                                                     ------------    ------------
     Total assets.................................      109,376        1,265,742
                                                     ------------    ------------
                                                     ------------    ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................        4,910          158,537
  Accrued Liabilities (Note 8)....................        1,005           24,233
  Duties and other taxes payable..................          167           17,162
  Amounts due to Shareholders (Note 9)............           --           10,521
  Amounts due to related parties (Note 10)........           --            1,192
                                                     ------------    ------------
     Total current liabilities....................        6,082          211,645
                                                     ------------    ------------

NON CURRENT LIABILITIES:
  Shareholder loan (Note 9).......................           --          294,192
                                                     ------------    ------------
     Total non current liabilities................           --          294,192
                                                     ------------    ------------
SHAREHOLDERS' EQUITY: (Note 13)
  Capital stock...................................          100              100
  Other contributed capital.......................      105,446          893,768
  Accumulated deficit.............................       (2,252)        (133,963)
                                                     ------------    ------------
     Total shareholders' equity...................      103,294          759,905
                                                     ------------    ------------
     Total liabilities and shareholders' equity...      109,376        1,265,742
                                                     ------------    ------------
                                                     ------------    ------------

      The accompanying notes are an integral part of these balance sheets.

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                               INCOME STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

                                                                  1995         1996
                                                                 ------      --------
REVENUES:
  Advertising...............................................         --       227,026
  Other.....................................................          1         5,334
                                                                 ------      --------
                                                                      1       232,360
                                                                 ------      --------
                                                                 ------      --------
STATION EXPENSES:
  Depreciation of station equipment.........................       (299)      (39,544)
  Amortisation of programming rights........................         --       (74,769)
  Amortisation of intangibles and pre-operational costs.....        (27)       (6,313)
  Other operating costs and expenses........................     (1,908)     (177,374)
  Selling, general and administrative expenses..............         --       (49,966)
                                                                 ------      --------
Operating loss..............................................     (2,233)     (115,606)
                                                                 ------      --------
                                                                 ------      --------
INTEREST AND OTHER INCOME (NOTE 14).........................          4         7,750
INTEREST EXPENSE (NOTE 15)..................................        (23)      (23,855)
                                                                 ------      --------
Net loss....................................................     (2,252)     (131,711)
                                                                 ------      --------
                                                                 ------      --------

    The accompanying notes are an integral part of these income statements.

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                            STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

                                                                 1995         1996
                                                               --------    ----------
Cash flows from operating activities:
  Net loss..................................................     (2,252)     (131,711)
  Depreciation and amortization.............................        326        45,857
  Depreciation of program rights............................         --        74,769
  Provision for bad debts...................................         --         3,387
                                                               --------    ----------
  Operating profit before changes in operating assets.......     (1,926)       (7,698)
  (Increase) decrease in operating assets:
     Accounts receivable....................................         --      (173,366)
     Other assets...........................................    (52,214)      (84,037)
  Increase (decrease) in operating liabilities:
     Accounts payable.......................................      4,910       153,627
     Accrued liabilities....................................      1,005        23,228
     Duties and other taxes payable.........................        167        16,995
     Amounts due to shareholders............................         --        10,521
     Amounts due to related parties.........................         --         1,192
                                                               --------    ----------
     Net cash (used)/ from operating activities.............    (48,058)      (59,538)
                                                               --------    ----------
                                                               --------    ----------
Cash flows from investing activities:
  Investments in program rights.............................         --      (251,978)
  Investments...............................................         --          (100)
  Net purchase of property, plant & equipment...............    (36,547)     (685,776)
  Net purchase of intangible assets.........................       (225)      (14,881)
  Pre-operational cost capitalised..........................     (5,459)      (54,742)
                                                               --------    ----------
Net cash (used)/ from investing activities..................    (42,231)   (1,007,477)
                                                               --------    ----------
                                                               --------    ----------
Cash flows from financing activities:
  Increase in shareholder loan..............................         --       294,192
  Capital increase..........................................        100            --
  Increase in other contributed capital.....................    105,446       788,322
                                                               --------    ----------
Net cash(used)/ from financing activities...................    105,546     1,082,514
                                                               --------    ----------
                                                               --------    ----------

Net increase in cash and cash equivalents...................     15,257        15,499
                                                               --------    ----------
                                                               --------    ----------
  Cash and cash equivalents at the beginning of the year....         --        15,257
                                                               --------    ----------
  Cash and cash equivalents at end of year..................     15,257        30,756
                                                               --------    ----------
                                                               --------    ----------

         The accompanying notes are an integral part of this statement.

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

(1) ORGANIZATION AND BUSINESS

     Slovenska televizna spolocnost, s.r.o. (STS or the Company) was established as a Limited Liability Company under the Laws of the Slovak Republic on October 9, 1995, to develop an independent, private television station, TV Markiza, and to both technically secure the preparation of television broadcasting and to provide full scale television programming.

     Programming prepared by STS, is broadcast by Markiza Slovakia, s.r.o., in accordance with the license granted to Markiza Slovakia, by The Council of the Slovak Republic for Broadcasting and Television Transmission. The license provides for broadcast within the territory of the Slovak Republic utilising terrestrial signals, achieving an initial 65% national coverage. The license is limited for a period of 12 years commencing August 7, 1995.

     The provision of programming to Markiza Slovakia by STS, is performed in accordance with the terms of an agreement between these parties, under which Markiza Slovakia grants STS the rights to all revenues derived from broadcasting in exchange for a 51% ownership interest and a 20% economic interest in the Company, subject to the repayment of the original capital contribution made by Central Media Enterprises, B.V. (CME).

(2) FINANCING OF OPERATING AND CAPITAL NEEDS

     The share capital of 100 TSK is 51% owned by Markiza Slovakia, s.r.o., a limited liability company established under the Laws of the Slovak Republic, and 41% owned by CME, a Limited Liability Company established under the Laws of The Netherlands.

     In addition to the share capital provided, contributions amounting to 893,768 TSK have been received from CME for the provision of operating funds to the Company. As a result of this increased contribution, and in accordance with the Participants agreement between the shareholders, CME is entitled to 80% of the Company's profits and losses and 80% of the proceeds upon liquidation of the Company's assets.

     In addition to shareholders capital, CME have granted loans to the Company amounting to 294,192 TSK, as of December 31, 1996, inclusive of accrued interest of 6,815 TSK.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements, consisting of the balance sheet as of December 31, 1996 and 1995, and the related statements of income, cash-flow statements and notes to the financial statements for the year ended 31 December 1996 are presented in accordance with US GAAP and, accordingly, give a true and fair view of the Company's net worth, financial position and results.

  a) Basis of accounting

     The Company maintains its books of accounts and prepares statements for regulatory purposes in accordance with Slovak accounting principles. The accompanying financial statements are based on the accounting records of the Company, together with appropriate reclassifications necessary for fair presentation in accordance with US GAAP.

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                           DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

  b) Property, Plant and Equipment and Intangible Assets

     Fixed and Intangible assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. (Notes 6 and 7).

  c) Assets held under Capital Leases

     Assets held under capital leases are accounted for in accordance with Statement of Financial Accounting Standards No. 13, 'Accounting for Leases', and recorded in Property, Plant and Equipment. The related liability is included in obligations under capital lease.

  d) Program Rights and Production Costs

     Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the license period begins, and the assets are amortised to expense using accelerated methods based on the estimated period of usage, ranging from one to five years. Amortisation estimates for program rights are reviewed periodically and adjusted prospectively. Program rights costs are shown net of amortisation of 74,769 TSK.

     Payments made for program rights for which the license period has not begun before the year end are classified as prepaid expenses and amount to 5,436 TSK at December 31, 1996. (See Note 4).

     The elements of program rights for which the licence period will expire within one year, amounting to 5,155 TSK have been reclassified as current assets.

     Production costs for self-produced programs are capitalised, and expensed when first broadcast except where the programming has potential to generate future revenues. When this is the case, production costs are capitalised and amortised on the same basis as programming obtained from third parties.


  e) Pre Operational Costs

     The Company has capitalised 60,201 TSK in costs incurred in connection with the organisation and incorporation of the business prior to the commencement of broadcasting of its programming. These costs will be amortised over four years from the commencing of broadcasting of the station. Amortisation of 5,016 TSK has been provided to December 31, 1996. (1995--nil)

  f) Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.' No tax is due for the period ending December 31, 1996 due to losses incurred by the Company in this period.

  g) Foreign Currency Transactions

     Transactions denominated in foreign currencies are recorded at the exchange rate in effect at the date of the transaction. Outstanding foreign currency obligations and receivables have been translated at the exchange rate in effect as of the balance sheet date. Translation gains or losses have been charged to other income and expense.

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                           DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

  h) Cash and cash equivalents

     Cash and cash equivalents include cash in banks and on hand. The Company does not have any restricted cash balances.

  i) Revenue Recognition

     Revenues primarily result from the sale of advertising time and are recognized at the time the advertisements are broadcast.

  j) Barter Transactions

     Revenue from barter transactions (television advertising provided in exchange for goods and services) is recognised as income when advertisements are broadcast, and programming, merchandise or services received are charged to expense (or capitalised as appropriate) when received or used. Barter revenues and related expenditures of 11,977 TSK have been recognised for the year within advertising revenues and operating expenses respectively.

     The Company does not believe that the bartered programming has significant value on its second showing on Slovak television as it has been the experience of the industry that first runs, on average, account for a substantial majority of the program's potential revenue. Thus, no asset or liability is recorded on the balance sheet for the potential rebroadcast of bartered programming.

     The Company records barter transactions at the estimated fair value of the production or services received. In cases where bartered programs can only be obtained through a barter agreement the Company values the barter at the value of the asset given up. In other cases where the Company has elected to enter into barter agreements as an alternate method of payment, strictly for economic reasons, the Company values the barter agreement at the value of the asset received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast first, a receivable is recorded.

     Receivables and payables arising from barter transactions are offset when the services have been rendered to the customer and the services rendered, or the merchandise received from the vendor.

(4) OTHER ASSETS

     Other assets consist of the following:

                                           DECEMBER 31, 1995    DECEMBER 31, 1996
                                           -----------------    -----------------
Value-added tax.........................          2,189               18,765
Operational advances                             50,018              116,413
Prepayments
  --programming.........................             --                5,436
  --other...............................             --                  854
Other...................................              7                  213
                                               --------         -----------------
                                                 52,214              141,681
                                               --------         -----------------
                                               --------         -----------------

     In 1996, the Company entered into an agreement with Slovak Telecom for the provision of the broadcasting infrastructure and signal transmission. In accordance with this, advances of 127,000 TSK were remitted to Slovak Telecom, against future signal transmission charges. This agreement accounts for 50,000 TSK and 108,632 TSK at December 31, 1995 and 1996, respectively.

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                           DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

(5) INVESTMENTS

     The Company hold 100% (100 TSK) of the share capital of company, 'Vyhra'. A limited liability company established by STS under the Laws of the Slovak Republic. Vyhra has not traded since its establishment.

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consist of the following:

                                           USEFUL     DECEMBER 31,       DECEMBER 31,
                                           LIVES          1995               1996
                                           ------    ---------------    ---------------
Land and buildings......................      25              --            243,838
Technical Equipment.....................     4-8           1,197            394,595
Other...................................       4              --             70,552
Construction in progress................      --          15,102                 --
Advances for tangibles..................      --          20,248             13,338
                                                     ---------------    ---------------
                                                          36,547            722,323
Less--Accumulated depreciation..........                    (299)           (39,843)
                                                     ---------------    ---------------
                                                          36,248            682,480
                                                     ---------------    ---------------
                                                     ---------------    ---------------

(7) INTANGIBLE ASSETS

     Intangible assets, net consist of the following:

                                            DECEMBER 31,       DECEMBER 31,
                                                1995               1996
                                           ---------------    ---------------
Software................................            25              7,013
Other...................................           200              8,093
                                           ---------------    ---------------
                                                   225             15,106
Less--Accumulated amortisation..........           (27)            (1,324)
                                           ---------------    ---------------
                                                   198             13,782
                                           ---------------    ---------------
                                           ---------------    ---------------

(8) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                            DECEMBER 31,       DECEMBER 31,
                                                1995               1996
                                           ---------------    ---------------
Legal and Professional fees.............            --                194
Personnel accruals......................         1,005             15,381
Social fund.............................            --                297
Other...................................            --              8,361
                                           ---------------    ---------------
                                                 1,005             24,233
                                           ---------------    ---------------
                                           ---------------    ---------------

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                           DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

(9) AMOUNTS DUE TO SHAREHOLDERS

  Shareholder Loan

     The Company has borrowed a total of 287,377 TSK over the period from July 10, 1996 to August 26, 1996. These loans are unsecured, repayable after a period of no less than 5 years, maturing in 2007, and bearing interest at the rate of 6% per annum Interest of 6,815 TSK has accrued as at December 31, 1996 relating to the period to this date.

  Other

     The Company owes 10,521 TSK to CME as at December 31, 1996, in relation to consultancy services for the six months to the year end and for programming services provided to the Company by CME.

(10) AMOUNTS DUE TO RELATED PARTIES

     The Company has liabilities to Ceska nezavisla televizni spolecnost, s.r.o. (TV Nova) at December 31, 1996, amounting to 1,192 TSK, relating to the purchase of programs.

(11) LOAN OBLIGATIONS

     The Company has no loan obligations other than that disclosed in Note 9.

(12) COMMITMENTS AND CONTINGENCIES

  Commitments under Capital Leases

     The Company has no material Capital Lease commitments at December 31, 1996.

Commitments under Operating Leases

     The Company has entered into operating leases for three properties located in Bratislava. The lease terms commenced June 15, and July 1, 1996 and expire June 30, 1999 or have unlimited terms. Where a definitive term is set, the lease provides for a renewal option. For the fiscal year ended December 31, 1996, the Company paid aggregate rent on all facilities of 8,083 TSK.

     The Company has minimum future obligations under operating leases relating to property with definitive terms as follows:

  YEAR     DM      TSK
--------   ---    -----
1996....    96    1,969*
1997....    96    1,969
1998....    96    1,969
1999....    48      985
           ---    -----
           336    6,892
           ---    -----
           ---    -----

------------------
*translated using the exchange rate as at December 31, 1996.

     Monthly payments relating to leases with unlimited terms amount to 56 TSK.

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                           DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

  Programming Rights Commitments

     The Company has commitments amounting to 80,122 TSK in respect of rights for future programming.

     The Company has also entered into certain barter agreements in 1996 that continue through 1997 and beyond, by which television advertising will be provided in exchange for programming. As the value of this advertising time will only be established at the time of broadcast, it is not possible to quantify the impact of these agreements.

(13) SHAREHOLDERS' EQUITY

     The movement on shareholders' equity in the year is as follows:

                                                          OTHER                          TOTAL
                                                       CONTRIBUTED    ACCUMULATED    SHAREHOLDERS'
                                      SHARE CAPITAL      CAPITAL        DEFICIT         EQUITY
                                      -------------    -----------    -----------    -------------
Balance as at December 31, 1995....        100           105,446          (2,252)        103,294
Contributions......................         --           788,322              --         788,322
Loss for the year..................         --                --        (131,711)       (131,711)
                                         -----         -----------    -----------    -------------
Balance as at December 31, 1996....        100           893,768        (133,963)        759,905
                                         -----         -----------    -----------    -------------
                                         -----         -----------    -----------    -------------

(14) INTEREST INCOME

     Interest income consists of the following:

                                                    1995  1996
                                                    ----  -----
Bank & short term deposit.........................    4   2,509
Realised foreign exchange gains...................   --     190
Other.............................................   --   5,051
                                                    ----  -----
                                                      4   7,750
                                                    ----  -----
                                                    ----  -----

(15) INTEREST EXPENSE

     Interest expense consists of the following:

                                                    1995   1996
                                                    ----  ------
Shareholder loan interest.........................   --    6,815
Foreign exchange losses
  --realised......................................   --      529
  --unrealised....................................   --   14,333
Other.............................................   23    2,178
                                                    ----  ------
                                                     23   23,855
                                                    ----  ------
                                                    ----  ------

                     SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

                           DECEMBER 31, 1995 AND 1996

                     (CURRENCY--THOUSANDS OF SLOVAK CROWNS)

(16) NUMBER OF EMPLOYEES

     The number of employees as of December 31, 1996, was 380 full time and 3 part-time.

(17) TAXATION

     The reconciliation between the accounting loss and the taxable base of the Corporate Income Tax is as follows:

                                                       1996
                                                     --------
Profit for the year...............................   (131,711)
Permanent differences
  Non deductible expenses.........................     12,667
Temporary differences
  Unrealised exchange looses......................     19,340
  Difference with tax depreciation................      4,124
  US GAAP Adjustments.............................    (54,733)
                                                     --------
Taxable income, (loss)............................   (150,313)
                                                     --------
                                                     --------

Following the prudence principle and due to the uncertainty on the recoverability of the tax credit following the current Slovak tax legislation, the Management of STS has decided not to record the tax carry forward (60,125
TSK) or the deferred tax (asset, 21,893 TSK, liability, 9,386 TSK) as of December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FF Franken Funk und Fernsehen GmbH:

We have audited the accompanying consolidated balance sheet of FF Franken Funk und Fernsehen GmbH (a Limited Partnership organized under German law) and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FF Franken Funk und Fernsehen GmbH and subsidiary as of December 31, 1994 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has incurred significant operating losses during the years ended December 31, 1994 through 1996, and is dependent upon additional capital to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          ARTHUR ANDERSEN
                                          WIRTSCHAFTSPRUFUNGSGESELLSCHAFT
                                          STEUERBERATUNGSGESELLSCHAFT MBH

March 4, 1996
(except for the matters
discussed in Note 3, as to which
the date is March 5, 1997)
Berlin, Germany

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1994
                                                         TDM             TDM
                                                     ------------    ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents.......................          176           1,753
  Accounts receivable.............................          765             745
  Related party receivables (Note 5)..............          454              29
  Amounts due from shareholder (Note 6)...........        1,752               0
  Other assets (Note 7)...........................          429           1,006
  Prepaid expenses................................           55               2
  Contribution receivable.........................            0           1,255
                                                     ------------    ------------
Total current assets..............................        3,631           4,790
                                                     ------------    ------------
Investments in Uncombined Affiliates (Note 8).....           78              78
                                                     ------------    ------------
Property, Plant & Equipment, including equipment
  held under lease, net (Note 9)..................        4,546           5,562
                                                     ------------    ------------
Intangible Assets (Note 10).......................          106             105
                                                     ------------    ------------
Total Assets......................................        8,361          10,535
                                                     ------------    ------------
                                                     ------------    ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft..................................           10               0
  Accounts payable................................          531           1,083
  Accrued liabilities (Note 11)...................          430             414
  Duties and other taxes payable..................          273             910
  Related party payables (Note 12)................          773             137
                                                     ------------    ------------
Total current liabilities.........................        2,017           2,544
                                                     ------------    ------------
Non Current Liabilities:
Other liabilities (Note 13).......................        3,622           2,602
Long term loans (Note 14).........................       10,000           4,000
                                                     ------------    ------------
Total non current liabilities.....................       13,622           6,602
                                                     ------------    ------------

Commitments and Contingencies (Note 15)
Silent Partners' Capital
  Initial capital.................................        8,000           8,000
  Accumulated deficit.............................       (7,431)         (3,098)
                                                     ------------    ------------
  Total silent partners' capital..................          569           4,902
                                                     ------------    ------------
Shareholders' Equity
  Capital stock...................................        1,355           1,355
  Accumulated deficit.............................       (9,202)         (4,868)
                                                     ------------    ------------
Total shareholders' equity........................       (7,847)         (3,513)
                                                     ------------    ------------
Total liabilities and partners' capital...........        8,361          10,535
                                                     ------------    ------------
                                                     ------------    ------------

      The accompanying notes are an integral part of these balance sheets.

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                1995       1994
                                                                 TDM        TDM
                                                               -------    -------
REVENUES:
  Advertising (Note 16).....................................     2,935      2,666
  Other (Note 17)...........................................     3,407      3,051
                                                               -------    -------
                                                                 6,342      5,717
                                                               -------    -------

STATION EXPENSES:
  Depreciation of station equipment.........................    (1,628)    (1,852)
  Other operating costs and expenses........................    (7,614)    (7,324)
  Selling, general and administrative expenses..............    (4,374)    (4,375)
                                                               -------    -------
     Operating loss.........................................    (7,274)    (7,834)
                                                               -------    -------
INTEREST AND OTHER INCOME...................................       147        176
INTEREST EXPENSE (Note 18)..................................    (1,540)      (308)
                                                               -------    -------
                                                                (1,393)      (132)
                                                               -------    -------
     Net loss before loss allocation........................    (8,667)    (7,966)
                                                               -------    -------
LOSS PORTION SILENT PARTNER.................................     4,333      3,098
                                                               -------    -------
     Net loss...............................................    (4,334)    (4,868)
                                                               -------    -------
                                                               -------    -------

         The accompanying notes are an integral part of this statement.

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' AND PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1994
                                                         TDM             TDM
                                                     ------------    ------------
SHAREHOLDERS' CAPITAL
  Capital Stock
     Subscribed capital of FFF....................         100             100
     Minority share of NMF assigned to FFF........       1,255           1,255
                                                     ------------    ------------
  Accumulated deficit                                    1,355           1,355
                                                     ------------    ------------
     Beginning balance............................      (4,868)              0
     Net loss before allocation...................      (8,667)         (7,966)
     Less--silent partner portion.................       4,333           3,098
                                                     ------------    ------------
     Ending balance...............................      (9,202)         (4,868)
                                                     ------------    ------------
  Total shareholders' capital.....................      (7,847)         (3,513)
                                                     ------------    ------------
                                                     ------------    ------------
SILENT PARTNERS' CAPITAL
  Initial capital.................................       8,000           8,000
  Accumulated deficit
     Beginning balance............................      (3,098)              0
     Loss portion of the year.....................      (4,333)         (3,098)
                                                     ------------    ------------
     Ending balance...............................         569           4,902
                                                     ------------    ------------
                                                     ------------    ------------

         The accompanying notes are an integral part of this statement.

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                1995      1994
                                                                TDM       TDM
                                                               ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) before loss allocation.........................   (8,667)   (7,966)
  Adjustments to reconcile net (loss) to net cash used in
     operating activities
     Depreciation of station equipment......................    1,628     1,852
     Increase in assets and liabilities:
       Accounts receivable..................................      (20)     (330)
       Amount due from uncombined affiliates................     (425)       92
       Prepaid expenses.....................................      (53)        2
       Other assets.........................................      577      (724)
       Accounts payable and accrued liabilities.............     (536)    1,122
       Duties and other taxes payable.......................     (637)      910
       Related party liabilities............................      636      (288)
       Other liabilities....................................    1,030     2,485
                                                               ------    ------
     Net cash used in operating activities..................   (6,467)   (2,845)
                                                               ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (613)   (7,498)
                                                               ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term loans from silent partner.......................    7,000     2,000
  Long term loan from shareholder...........................        0     2,000
  Repayment of shareholder loan.............................   (1,000)        0
  Loan granted to shareholder...............................   (1,752)        0
  Partners' capital contributions...........................    1,255     8,000
                                                               ------    ------
  Net cash provided by financing activities.................    5,503    12,000
                                                               ------    ------
  Net decrease in cash and cash equivalents.................   (1,577)    1,657
CASH AND CASH EQUIVALENTS, beginning of period..............    1,753        96
                                                               ------    ------
CASH AND CASH EQUIVALENTS, end of period....................      176     1,753
                                                               ------    ------
                                                               ------    ------

         The accompanying notes are an integral part of this statement.

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

1. ORGANIZATION AND BUSINESS

     FF Franken Funk und Fernsehen GmbH, Berlin ('FFF' or 'the Company'), set up under German law as a Limited Partnership, began broadcasting on December 10, 1990 ('RTL Regional Window') and on February 23, 1994 (Terrestrial/cable frequency K23) and respectively reaches the Nuremberg metropolitan area of approximately 1.1 million people.

     On December 10, 1990 the Company was awarded the RTL Regional Window (cable channel K9). This licence was limited until July 1, 1995, prolonged until October 31, 1995 but then cancelled by the supervisory board of the BLM, because FFF had not announced the silent Partnership with CME Medienbeteiligungen GmbH & Co. Media Enterprises KG ('CME') on time.

     On February 23, 1994 the BLM awarded a full time licence for regional television in the Nuremberg metropolitan area on the terrestrial/cable frequency K23 to the consolidated NMF Neue Medien Franken GmbH & Co. KG ('NMF'), a Partnership of FFF and Mr. Rudolf Wohrl. The license is limited for a period of 7 years commencing on February 27, 1994.

     The consolidated financial statements consider FFF as parent Company and the Partnership NMF as subsidiary. NMF has been fully consolidated. The minority share of Mr. Rudolf Wohrl has been assigned to FFF as majority shareholder.

2. FINANCING OF OPERATING AND CAPITAL NEEDS

     The share capital of TDM 100 is fully owned by Perimed Verlag Dr. Dietmar Straube. The minority share of TDM 1,255 legally owned by Mr. Rudolf Wohrl is not separately classified as minority sharecapital, but assigned to FFF.

     In 1994 FFF signed a silent Partnership agreement with CME
Medienbeteiligungen GmbH & Co. Media Enterprises KG, Berlin, which became effective on April 1, 1994. According to this agreement CME Medienbeteiligungen GmbH & Co. Media Enterprises KG granted a silent partner capital of DM 8 mio. to FFF. The silent partner is entitled to 50% of FFF's profits and losses and 50% of the proceeds upon liquidation of its assets.

     In addition to shareholders' and partners' capital the shareholder and the silent partner granted loans to FFF which amounted to DM 10 mio. as of December 31, 1995.

3. GOING CONCERN

     Since its inception FFF incurred consolidated losses of DM 22.4 mio. which have been funded with DM 20.0 mio. by the silent partner CME, while the net cash contribution of the single shareholder of FFF, Dr. Dietmar Straube, amounted to DM 2.5 mio. Until December 31, 1997, further cash losses are projected to reach

DM 2.5 mio. Due to the present illiquidity of FFF the going concern of the Company depends on day to day cash contributions and financial commitments by the shareholder and the silent partner respectively.

     The factors described in the preceding paragraph raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                           DECEMBER 31, 1995 AND 1994

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The subsidiary NMF has been fully consolidated. For true and fair view reasons the minority share of a minority partner in NMF has not been separately shown in the consolidated financial statements.

  Property, Plant and Equipment and Intangible Assets

     Fixed and intangible assets are carried at cost and are depreciated on a straight line basis using the shorter of estimated useful lives or the underlying lease period.

     Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

  Income Taxes

     No tax is due for the period ending December 31, 1995 due to losses incurred by the Company in this period.

  Cash and cash equivalents

     Cash and cash equivalents include cash in banks and cash on hand.

  Revenue Recognition

     Revenues result from the sale of advertising time and from cable charges. Advertising revenue is recognized at the time the commercials are broadcast.

5. RELATED PARTY RECEIVABLES

     Amounts due from related parties consist of the following:


                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1994
                                                         TDM             TDM
                                                     ------------    ------------
IA TV Beteilgungsgesellschaft mbH & Co.
  Betriebs-KG.....................................        278             --
CME Medienbeteiligungen GmbH & Co. Media
  Enterprises KG..................................        150             --
B.I.S. Ballungsraumfernsehen in Sachen GmbH.......         26             --
Sachsen Funk und Fernsehen GmbH...................         --             27
Compliance Verlag Dr. Straube GmbH................         --              2
                                                        -----             --
                                                          454             29
                                                        -----             --
                                                        -----             --

6. AMOUNTS DUE FROM SHAREHOLDER

     On January 31, 1995 the Company granted a loan of TDM 1,632 to Perimed Verlag Dr. Dietmar Straube. The loan bears interest at a rate of 8%. The accrued interest of TDM 120 is included in the total balance as of December 31, 1995 of TDM 1,752.

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                           DECEMBER 31, 1995 AND 1994

7. OTHER ASSETS

     Other assets consist of the following:

                                 DECEMBER 31,    DECEMBER 31,
                                     1995            1994
                                     TDM             TDM
                                 ------------    ------------
Value-added tax...............        115              238
Cable charges.................        100              617
Video-cassettes...............         70               75
Various.......................        144               76
                                    -----        ------------
                                      429            1,006
                                    -----        ------------
                                    -----        ------------

8. INVESTMENTS IN UNCOMBINED AFFILIATES

     Investments in uncombined affiliates consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1994
                                                         TDM             TDM
                                                     ------------    ------------
Mittelfrankische Kabelgesellschaft mbH Region 7...         16               16
Medienbetriebsgesellschaft Oberfranken West mbH...         25               25
NMF-Neue Medien Franken Verwaltungs-GmbH..........         37               37
                                                        -----        ------------
                                                           78               78
                                                        -----        ------------
                                                        -----        ------------

9. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1994
                                                         TDM             TDM
                                                     ------------    ------------
Technical equipment...............................       5,552           5,552
     -- thereof relating to assets held under
        lease: TDM 5,552 (1994: TDM 5,552)
Other equipment, operational and office
  equipment.......................................       2,422           1,855
     -- thereof relating to assets held under
        lease: TDM 506 (1994:TDM 392)
                                                     ------------    ------------
                                                         7,974           7,407
Less--Accumulated depreciation....................      (3,428)         (1,845)
                                                     ------------    ------------
                                                         4,546           5,562
                                                     ------------    ------------
                                                     ------------    ------------

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                           DECEMBER 31, 1995 AND 1994

10. INTANGIBLE ASSETS

     Intangible assets, net consist of the following:

                                           DECEMBER 31,    DECEMBER 31,
                                               1995            1994
                                               TDM             TDM
                                           ------------    ------------
Software................................        124              167
Other intangibles.......................         17               20
                                              -----        ------------
                                                141              187
Less--Accumulated depreciation..........        (35)             (82)
                                              -----        ------------
                                                106              105
                                              -----        ------------
                                              -----        ------------

11. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                DECEMBER 31,    DECEMBER 31,
                                                    1995            1994
                                                    TDM             TDM
                                                ------------    ------------
Legal and professional fees..................        162              122
Vacation and overtime accrual................        152              188
Miscellaneous accruals.......................        116              104
                                                   -----        ------------
                                                     430              414
                                                   -----        ------------
                                                   -----        ------------

12. RELATED PARTY PAYABLES

     Related party payables consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1994
                                                         TDM             TDM
                                                     ------------    ------------
CME Medienbeteiligungen GmbH & Co. Media
  Enterprises KG..................................        666               --
NMF Neue Medien Franken Verwaltungs-GmbH..........         49               46
Perimed Verlag Dr. Dietmar Straube................         47               80
Medienbetriebsgesellschaft Oberfranken West mbH...         11               11
                                                        -----        ------------
                                                          773              137
                                                        -----        ------------
                                                        -----        ------------

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                           DECEMBER 31, 1995 AND 1994

13. OTHER LIABILITIES

     Other liabilities consist of the following:

                                                DECEMBER 31,    DECEMBER 31,
                                                    1995            1994
                                                    TDM             TDM
                                                ------------    ------------
Capital lease obligation (see Note 15).......       3,450           2,449
Other........................................         172             153
                                                ------------    ------------
                                                    3,622           2,602
                                                ------------    ------------
                                                ------------    ------------

14. LONG TERM LOANS

     Long term loans consist of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1995            1994
                                                         TDM             TDM
                                                     ------------    ------------
CME Medienbeteiligungen GmbH & Co. Media
  Enterprises KG..................................       9,000           2,000
Perimed Verlag Dr. Dietmar Straube................       1,000           2,000
                                                     ------------    ------------
                                                        10,000           4,000
                                                     ------------    ------------
                                                     ------------    ------------

     With loan agreements dated June 20, 1995 and September 10, 1995 CME granted loans of DM 6.5 mio. and DM 2.5 mio. to FFF. These loans bear interest at a rate of 10.5%. The loans shall be repayable at the latest on June 6, 1996, if and to the extent the shareholder Dr. Dietmar Straube should until then not have provided shareholder loans to FFF in the same amount. It is anticipated that the loan will be substituted in the amount payable until June 6, 1996, by the contributions of new shareholders. Should this not have happened and should FFF not be able to repay, the parties will reach agreement on a refinancing, such as by converting the loans into a silent Partnership contribution.

     DM 1.0 mio. of the DM 2.0 mio. loan that the Perimed Verlag Dr. Dietmar Straube granted to the Company in 1994 had been repaid on April 3, 1995.

15. COMMITMENTS AND CONTINGENCIES

  Commitments under capital leases

     The Company signed a contract with an investment bank, the Deutsche Leasing AG, to finance most of its studio equipment and parts of its office equipment. The total lease financing amounted to DM 5.6 mio. as of December 31, 1995.

     The corresponding liability to the fixed assets held under capital lease is the TDM 3,450 payable to Deutsche Leasing AG, which is included in other liabilities.

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                           DECEMBER 31, 1995 AND 1994

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The future obligations under the capital leases are as follows:

           TOTAL
            TDM
           -----
1996....   1,714
1997....   1,598
1998....     303
1999....      18
           -----
           3,633
           -----
           -----

  Commitments under operating leases

     The Company entered into an operating lease for the television station facilities in Erlangen with the Perimed Verlag Dr. Dietmar Straube. The lease term commenced on January 1, 1994 and expires on December 31, 2001. For the period ended December 31, 1995, the Company paid rent and operating expenses amounting to TDM 2,635. Under the agreement the yearly rent amounted to TDM 1,000 for the studio facilities and TDM 1,635 for 3,800 m2 of office space, parking lots and utilities. In 1996 the leased office space had been reduced to

3,600 m2 so that the Company has yearly minimum future obligations under operating leases of TDM 2,552 until year end 2001.

  Government Regulation

     Broadcast operations in Germany are subject to extensive Government regulation. Television in Germany is regulated by the Media Authority of each region, and the Bayerische Landesmedienanstalt ('BLM') is responsible for the activities of FFF and NMF respectively. Regulations govern the issuance, renewal, transfer and ownership of station licenses, as well as the timing and content of programming and the timing, content and amount of commercial advertising permitted. There are also regulations requiring that certain pecentages of programming be produced or originated in local markets. The ownership of a private TV station is closely monitored to avoid a single shareholder being able to exercise a dominant influence on the business and program of a TV station.

     The Company lost its licence for the RTL window frequency K9 in October 1995. This cancellation might have a negative impact on the terrestrial/cable frequency K23 as the BLM requested FFF to start negotiations with the new owner of the RTL Regional Window regarding a joint management of the frequency K23.

16. ADVERTISING REVENUES

     The cancellation of the licence for the 'RTL Regional Window' has a material impact on the economic situation of FFF. For the period from January through October 1995 advertising income from this licence amounted to TDM 980 (1994: TDM 1,596). Comparable advertising income from the terrestrial/cable frequency K23 was TDM 1,955 in 1995 (1944: TDM 1,070).

               FF FRANKEN FUNK UND FERNSEHEN GMBH AND SUBSIDIARY

                           DECEMBER 31, 1995 AND 1994

17. OTHER REVENUES

     Other revenues consist of the following:

                                                          1995     1994
                                                           TDM      TDM
                                                          -----    -----
BLM and cable charges..................................   1,965    2,391
Production and intercompany charges....................   1,078      538
Other..................................................     364      122
                                                          -----    -----
                                                          3,407    3,051
                                                          -----    -----
                                                          -----    -----

18. INTEREST EXPENSE

     Interest expense consists of the following:

                                                               1995     1994
                                                                TDM      TDM
                                                               -----    -----
Long term loans due to CME Medienbeteiligungen GmbH & Co.
  Media Enterprises KG......................................     621       45
  Perimed Verlag Dr. Dietmar Straube........................     132       45
                                                               -----    -----
                                                                 753       90
Capital Lease Deutsche Leasing AG...........................     600       --
Perimed Verlag Dr. Straube (from acquisition)...............      --      207
Other.......................................................     187       11
                                                               -----    -----
                                                               1,540      308
                                                               -----    -----
                                                               -----    -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the section entitled 'Election of Directors' in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections entitled 'Executive Compensation,' 'Compensation Committee Report on Executive Compensation' and 'Performance Graph' in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled 'Security Ownership of Certain Beneficial Owners and Management' in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled 'Certain Relationships and Related Transactions' in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements of the Company are included in Part II, Item 8 of this Report:

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 1996 and 1995

      Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Shareholders' Equity (Deficit) for the period from December 31, 1993 to December 31, 1996

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

(a)(2) The following Financial Statements of 1A TV Beteiligungsgesellschaft MBH & Co. Betreibs-KG are included in Part II, Item 8 of this Report:

      Report of Independent Public Accountants

      Balance Sheet as of December 31, 1996 and 1995

      Statement of Operations for the years ended December 31, 1996 and 1995

      Statement of Partners' Capital for the years ended December 31, 1996 and 1995

      Statement of Cash Flows for the years ended December 31, 1996 and 1995

      Notes to Financial Statements

(a)(3)The following Financial Statements of Slovenska Televizna Spolocnost, s.r.o are included in Part II, item 8 of this Report:

      Report of Independent Public Accountants

      Balance Sheets as of December 31, 1995 and 1996

      Income Statements for the periods ended December 31, 1995 and 1996

      Statements of Cash Flows for the periods ended December 31, 1995 and 1996

      Notes to Financial Statements

(a)(4) The following Financial statements of Franken Funk und Fernsehen GmbH are included in Part II, Item 8 of this Report:


      Report of Independent Public Accountants

      Consolidated Balance Sheet as of December 31, 1995 and 1994

      Consolidated Statement of Operations for the years ended December 31, 1995 and 1994

      Consolidated Statement of Shareholders' and Partners' Capital for the years ended December 31, 1995 and 1994

      Consolidated Statement of Cash Flows for the years ended December 31, 1995 and 1994

      Notes to Consolidated Financial Statements

(a)(5) The following exhibits are included in this report:

                                 EXHIBIT INDEX

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
  3.01  -- Memorandum of Association (incorporated by reference to
           Exhibit 3.01 to the Company's Registration Statement No.
           33-80344 on Form S-1, filed June 17, 1994).

  3.02  -- Bye-Laws (incorporated by reference to Exhibit 3.02 to
           Amendment No. 1 to the Company's Registration Statement No.
           33-80344 on Form S-1, filed August 19, 1994).

  3.03 -- Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.03 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

  3.04 -- Memorandum of Reduction of Share Capital (incorporated by reference to Exhibit 3.04 to Amendment No. 2 to the Company's Registration Statement No. 33-80344 on Form S-1, filed September 14, 1994).

  3.05  -- Amendment to Bye-Laws (incorporated by reference to Exhibit
           3.05 to Amendment No. 2 to the Company's Registration
           Statement No. 33-80344 on Form S-1, filed September 14,
           1994).

  4.01 -- Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

 10.01  -- Central European Media Enterprises Ltd. Amended and
           Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 10.01 to Amendment No. 3 to the Company's
           Registration Statement No. 33-80344 on Form S-1, filed
           October 13, 1994).

 10.01A -- Central European Media Enterprises Ltd. Amended and
           Restated 1994 Stock Option Plan, as amended to October 17,
           1995. (incorporated by reference to Exhibit 10.01A to Amendment No. 1 to the Company's Registration Statement No.
           33-96900 on Form S-1, filed October 18, 1995).

 10.02  -- Central European Media Enterprises Ltd. 1995 Stock Option
           Plan, as amended to October 17, 1995. (incorporated by reference to Exhibit 10.02A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).


 10.03  -- Partnership Agreement for CEDC Management Services GmbH &
           Co. CME Betriebs KG, dated May 25, 1993 between CEDC
           Management Services GmbH and CEDC Management Services GmbH
           & Co. Media Enterprises KG (incorporated by reference to
           Exhibit 10.06 to the Company's Registration Statement No.
           33-80344 on Form S-1, filed June 17, 1994).

 10.04  -- Partnership Agreement for CEDC Management Services GmbH &
           Co. Television KG between CEDC Management Services GmbH and
           CEDC Management Services GmbH & Co. Media Enterprises KG
           (incorporated by reference to Exhibit 10.07 to the Company's Registration Statement No. 33-80344 on Form S-1, filed June 17, 1994).

 10.05  -- Partnership Agreement for Schamoni TV
           Beteiligungsgesellschaft GmbH & Co. Betriebs-KG dated May
           14, 1993 (incorporated by reference to Exhibit 10.08 to the Company's Registration Statement No. 33-80344 on Form S-1, filed June 17, 1994).

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
 10.06  -- Memorandum of Association and Investment Agreement dated
           May 4, 1993, as amended, by and between Central European
           Development Corporation Management Services GmbH, Ceska
           Sporitelna, a.s. and CET 21 s.r.o. (incorporated by
           reference to Exhibit 10.09 to the Company's Registration
           Statement No. 33-80344 on Form S-1, filed June 17, 1994).

 10.07 -- Agreement on the Establishment of a Silent Partnership dated April 19, 1994 between Dr. Dietmar Straube, CEDC
           Management Services GmbH & Co. Media Enterprises KG and
           Franken Funk and Fernsehen GmbH (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement
           No. 33-80344 on Form S-1, filed June 17, 1994).

 10.08  -- Amendment to the Agreement on the Establishment of a Silent
           Partnership, dated January 23, 1995, between Franken Funk und Fernsehen GmbH and CME Medienbeteiligungen GmbH & Co.
           Media Enterprises KG. (incorporated by reference to Exhibit
           10.10A to Amendment No. 1 to the Company's Registration
           Statement No. 33-96900 on Form S-1, filed October 18,
           1995).

 10.09  -- Services Agreement dated as of July 29, 1994 among Andrew
           Gaspar, Bukfenc Inc. and Central European Media Enterprises
           Ltd. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement No.
           33-80344 on Form S-1, filed August 19, 1994).

 10.10  -- Administrative Services Agreement, dated as of April 1,
           1994 between R.S. Lauder, Gaspar & Co., LP and CME Media
           Enterprises B.V. (incorporated by reference to Exhibit
           10.14 to Amendment No. 1 to the Company's Registration
           Statement No. 33-80344 on Form S-1, filed August 19, 1994).

 10.10A -- Extension for the term of one year, dated as of March 28, 1995, of Administrative Services Agreement, dated as of April 1, 1994, between R.S. Lauder, Gaspar & Co., LP and
           CME Media Enterprises B.V. (incorporated by reference to
           Exhibit 10.14A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.10B -- Extension for the term of one year, dated as of March 14, 1996, of Administrative Services Agreement between R.S.
           Lauder, Gaspar & Co., LP and CME Media Enterprises B.V.
           (incorporated by reference to Exhibit 10.11B to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.11 -- Lease Contract, dated as of December 27, 1993, between CNTS and CEDC Praha (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement
           No. 33-96900 on Form S-1, filed on September 13, 1995).

 10.11A -- Amendment to Lease Contract, dated as of December 30, 1994, between CNTS and CEDC Praha (incorporated by reference to Exhibit 10.15A to the Company's Registration Statement No.
           33-96900 on Form S-1, filed September 13, 1995).

 10.12  -- Credit Agreement between Ceska Sportelma, a.s. and Ceska
           Nezavisla Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
 10.13  -- Term Promissory Note in favor of Ronald S. Lauder dated
           September 9, 1994 and Warrant for the Purchase of Shares of
           Common Stock issued to Ronald S. Lauder dated as of
           September 9, 1994 (incorporated by reference to Exhibit
           10.17 to Amendment No. 2 to Registration Statement No.
           33-80344 on Form S-1, filed September 14, 1994).

 10.14  -- Consultancy Agreement, dated February 9, 1995, between CME
           Media Enterprises B.V. and Radio Alfa a.s. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.15  -- Loan Agreement, dated as of February 9, 1995 between CME
           Media Enterprises B.V. and Radio Alfa a.s. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.15A -- Supplementary Loan Agreement, dated March 20, 1995, between
           CME Media Enterprises B.V. and Radio Alfa a.s.
           (incorporated by reference to Exhibit 10.19A to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

 10.15B -- Second Supplementary Loan Agreement, dated July 14, 1995, between CME Media Enterprises B.V. and Radio Alfa a.s.
           (incorporated by reference to Exhibit 10.19B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

 10.15C -- Third Supplementary Loan Agreement, dated December 11,
           1995, between CME Media Enterprises B.V. and Radio Nova
           Alfa a.s. (f.k.a. Radio Alfa a.s.) (incorporated by reference to Exhibit 10.16C to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.15D -- Fourth Supplementary Loan Agreement, dated February 29,
           1996, between CME Media Enterprises B.V. and Radio Alfa a.s.

 10.15E -- Fifth Supplementary Loan Agreement, dated November 29,
           1996, between CME Media Enterprises B.V. and Radio Alfa a.s.

 10.16 -- Partnership Agreement of Produkcija Plus d.o.o. Ljubljana, dated February 10, 1995 among CME Media Enterprises B.V.,
           Boutique MMTV d.o.o. Ljubljana, and Tele 59 d.o.o. Maribor.
           (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.17  -- Letter Agreement, dated March 23, 1995, among, Kanal A,
           Boutique MMTV d.o.o. Ljubljana, Tele 59 d.o.o. Maribor,
           Euro 3 and Baring Communications Equity as advisor to
           Baring Communications Equity Limited, regarding Produkcija
           Plus d.o.o. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.18  -- Credit Agreement, dated as of November 14, 1994, between
           Ceska Sportelma, a.s. and Ceska Nezavisla Televizni
           Spolecnost, s.r.o. (incorporated by reference to Exhibit
           10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.19  -- Lease, dated February 2, 1995, between CME Development
           Corporation Inc. and JRT (Properties) Limited for the term of ten years for the offices at 9 Poland Street and 17, 18 and 19 D'Arblay Street in London. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
 10.19A -- Shareholder Agreement, dated May 25, 1995, between ITI TV
           Holdings Sp. z.o.o. and CME Media Enterprises B.V.
           (incorporated by reference to Exhibit 10.24A to the
           Company's Report on Form 10-Q for the quarterly period
           ended June 30, 1995).

 10.19B -- Stock Purchase Agreement, dated May 25, 1995, between ITI
           Media Group N.V. and CME Media Enterprises B.V.
           (incorporated by reference to Exhibit 10.24B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

 10.20 -- Contract for Space Segment Service dated June 9, 1995, between British Telecommunications plc ('BT') and CME
           Programming Services, Inc. for the provision of programming transmission services by BT and the payment thereon
           (incorporated by reference to Exhibit 10.25A to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

 10.20A -- Guarantee by Central European Media Enterprises Ltd. in respect of obligations due to British Telecommunications plc by CME Programming Services, Inc. dated June 9, 1995
           (incorporated by reference to Exhibit 10.25B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

 10.21  -- Employment Agreement, dated as of August 14, 1995, between
           John A. Schwallie and Central European Media Enterprises
           Ltd. (incorporated by reference to Exhibit 10.25 to Amendment No.1 to the Company's Registration Statement No.
           33-96900 on Form S-1, filed October 18, 1995).

 10.22  -- Employment Agreement, dated as of August 14, 1995, between
           John A. Schwallie and CME Development Corporation
           (incorporated by reference to Exhibit 10.26 to Amendment
           No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

 10.23  -- Cooperation Agreement among CME Media Enterprises B.V., Ion
           Tiriac and Adrian Sarbu (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement
           No.33- 96900 on Form S-1 filed September 13, 1995).

 10.24  -- Preliminary Agreement, dated June 12, 1995, between CME
           Media Enterprises B.V. and Markiza-Slovakia s.r.o.
           (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-96900 on Form S-1, filed September 13, 1995).

 10.24A -- Memorandum of Association between CME Media Enterprises,
           B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28A to Amendment No. 1 to the Company's
           Registration Statement No. 33-96900 on Form S-1, filed
           October 18, 1995).

 10.24B -- Articles of Association of Slovenska Televizna Spolocnost, s.r.o. founded by CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28B to Amendment No. 1 to the Company's
           Registration Statement No. 33-96900 on Form S-1, filed
           October 18, 1995).

 10.25  -- Modification of the Articles of Association of 2002
           Tanacsado es Szolgaltato Karlatolt Felelossegu Tarasag, dated March 1, 1995 (incorporated by reference to Exhibit
           10.29 to the Company's Registration Statement No. 33-96900 on Form S-1, filed September 13, 1995).

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
 10.26  -- The Constituent Agreement on the Activity of the
           Ukrainian-Dutch Joint Venture with Limited Liability
           'Gravis', dated September 12, 1995, among
           Manufacturing-Commercial Firm VGV and Victor K. Leshyk,
           Olna O. Mykhailova, Pavlo D. Bohdan, Volodymyr P. Popov,
           and CME Media Enterprises, B.V. (incorporated by reference to Exhibit 10.30 to Amendment No.1 to the Company's
           Registration Statement No. 33-96900 on Form S-1, filed
           October 18, 1995).

 10.26A -- Charter of the Ukrainian-Dutch Joint Venture with Limited
           Liability Gravis, dated September 12, 1995 (incorporated by reference to Exhibit 10.30A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

 10.27  -- Heads of Agreement, dated September 6, 1995, between Dr.
           Dietmar Straube, CME Medienbeteiligungen GmbH & Co. Media
           Enterprises KG and Sachsen Funk und Fernsehen GmbH.
           (incorporated by reference to Exhibit 10.31 to Amendment
           No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

 10.28  -- Contract of Sale, dated July 7, 1995 between In Razvoj in
           Svetovanje d.o.o. Ljubljana and Produkcija Plus d.o.o.
           Ljubljana and Central European Media Enterprises Group
           (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.29  -- Loan Agreement, dated December 4, 1995, between CME Media
           Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.30  -- Loan Agreement, dated as of March 4, 1996, by and between
           CME Media Enterprises B.V. as lender and Nova Mova TV
           Company (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.31 -- Contocurrent Credit Contract kept with the Current Account, dated as of November 1, 1995 between Ceska Sporitelna a.s.
           and Czech Independent Television Company s.r.o. (Ceska
           Nezavisla Televizni Spolecnost s.r.o.) (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.32 -- Quota Purchase Agreement for Videovox (incorporated by reference to Exhibit 10.01 to the Company's Report on Form
           10-Q for the quarterly period ended June 30, 1996).

 10.32A -- Amendment to the Quota Purchase Agreement for Videovox
           (incorporated by reference to Exhibit 10.02 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

 10.33  -- Transfer Agreement between Ceska Sporitelna and CME BV
           (incorporated by reference to Exhibit 10.03 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

 10.33A -- Annex to Transfer Agreement between Ceska Sporitelna and
           CME BV (incorporated by reference to Exhibit 10.04 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

 10.34  -- Loan Agreement between Ceska Sporitelna and CME BV
           (incorporated by reference to Exhibit 10.05 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
 10.35  -- Agreement on a Future Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.06 to
           the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

 10.36  -- Bridge Loan Agreement between ING bank and CME BV
           (incorporated by reference to Exhibit 10.07 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

 10.37  -- Share Pledge Agreement between ING bank and CME BV
           (incorporated by reference to Exhibit 10.08 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

 10.38  -- Loan Agreement beween Vladimir Zelezny and CME dated August
           1, 1996 (incorporated by reference to Exhibit 10.01 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.38A -- Amendment to the Loan Agreement of August 1, 1996 and agreements referred to as Security Documents between Vladimir Zelezny and CME, dated as of March 11, 1997.

 10.39  -- Promissory Note in Favor of Ronald S. Lauder, dated October
           2, 1996 (incorporated by reference to Exhibit 10.02 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.40  -- Ronald S. Lauder Warrant for the Purchase of Shares, dated
           October 2, 1996 (incorporated by reference to Exhibit 10.03 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.41  -- Articles of Association for Mobil Rom S.A., dated September
           26, 1996 (incorporated by reference to Exhibit 10.04 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.42  -- Company Agreement for the creation of Mobil Rom S.A., dated
           September 26, 1996 (incorporated by reference to Exhibit
           10.05 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.43  -- GSM General Agreement, dated September 26, 1996
           (incorporated by reference to Exhibit 10.06 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.44  -- Unimedia Assignment of Shares Agreement, dated September
           22, 1996 (incorporated by reference to Exhibit 10.07 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.45  -- Additional Agreement for Unimedia, dated September 26, 1996
           (incorporated by reference to Exhibit 10.08 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).


 10.46 -- Unimedia Warranties, dated September 26, 1996 (incorporated by reference to Exhibit 10.09 to the Company's Report on Form 10-Q for the quarterly period ended September 30,
           1996).

 10.47  -- Agreement between CME, Boris Fuchsmann, Alexander
           Rodniansky and Innova Film GmbH in English, dated October
           25, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.48  -- Agreement between CME, Boris Fuchsmann, Alexander
           Rodniansky and Innova Film GmbH in German, dated October
           25, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
 10.49  -- TVN--Realbud Agreement, dated September 4, 1996
           (incorporated by reference to Exhibit 10.12 to the
           Company's Report on Form 10-Q for the quarterly period
           ended September 30, 1996).

 10.50  -- TVN--Realbud Agreement, dated September 4, 1996
           (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.51  -- TVN--Realbud Agreement, dated September 6, 1996
           (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.52  -- Appendix to the TVN--Realbud Agreement, dated September 19,
           1996 (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.53  -- TVN--Realbud Share Sale Agreement, dated October 30, 1996
           (incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.54  -- Annex No. 2 to the Supplementary Agreement between TVN and
           Realbud, dated October 30, 1996 (incorporated by reference to Exhibit 10.17 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.55  -- Poland Street Lease Agreement, dated April 2, 1996
           (incorporated by reference to Exhibit 10.18 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

 10.56  -- Share Purchase Agreement between IDOS Praha, spol. s.r.o.
           and CME Media Enterprises B.V., dated November 15, 1996.

 10.57  -- Share Purchase Agreement between Releas, a.s. and CME Media
           Enterprises B.V., dated December 3, 1996.

 10.58  -- Share Purchase Agreement between Ceska Sporitelna a.s. and
           CME Media Enterprises B.V., dated December 12, 1996.

 10.59 -- Agreement on Assignment of Claim between Ceska Sporitelna, a.s. and CME Media Enterprises B.V., dated December 12,
           1996.

 10.60  -- Assignment of Shares Agreement between Balaclava B.V.,
           Adrian Sarbu (as shareholders of PRO TV Ltd.), CME Media
           Enterprises B.V., Grigoruta Roxana Dorina and Petrovici
           Liana, dated December 6, 1996.

 10.61 -- Quota Purchase Agreement between and by Magyarhang Dubbing and Production Limited Liability Company and CME Media
           Enterprises B.V., dated December 23, 1996.

 10.62  -- Shareholders Agreement between TVN, Ltd. and Ambresa, dated
           December 30, 1996.

 10.63  -- First Amendment to Stock Purchase Agreement between ITI
           Media Group N.V. and CME Media Enterprises B.V., dated
           December 31, 1996.

 10.64  -- Net Reimbursement Agreement by and among International
           Teleservices Limited, International Media Services, Limited and Limited Liability Company 'Prioritet', dated February
           13, 1997.

 10.65 -- Agreement by and between International Media Services, Ltd and Innova Film GmbH, dated January 23, 1997.

 10.66  -- Amended and Restated Charter of the Enterprise
           'Inter-Media', dated January 23, 1997.

 10.67  -- Amended and Restated Charter of the Broadcasting Company
           'Studio 1+1', dated January 23, 1997.

EXHIBIT                                                                SEQUENTIAL
NUMBER  DESCRIPTION                                                     PAGE NO.
------- -------------------------------------------------------------- ----------
 10.68  -- Amended and Restated Foundation Agreement on the
           Establishment and Operation of the Broadcasting Company
           'Studio 1+1,' dated January 23, 1997.

 10.69  -- Protocol of the Participants' Assembly of the Broadcasting
           Company 'Studio 1+1,' dated January 23, 1997.

 10.70  -- Marketing, Advertising and Sales Agreement by and between
           International Media Services Ltd and Innova Film GmbH, dated January 23, 1997.

 10.71  -- Marketing and Sales Agreement by and between International
           Media Services Ltd. and Prioritet, dated January 23, 1997.

 10.72  -- Lease between Sony Music Entertainment (UK) Limited and CME
           Development Corporation, dated December 19, 1996, concerning Great Marlborough Street, London premises.

 21.01  -- List of subsidiaries.

 23.01  -- Consent of Arthur Andersen & Co.

 27.01  -- Financial data schedule.

    (b) -- Current Reports on Form 8-K:

           None

    (c) -- Exhibits: See (a)(5) above for a listing of the exhibits included as part of this report.

    (d) -- Report of Independent Public Accountants on Schedule
           Schedule II--Schedule of Valuation Allowances

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                                       BY: /s/ LEONARD M. FERTIG
                                           Leonard M. Fertig
                                           President and Chief Executive Officer

                                           March 23, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                          TITLE                       DATE
--------------------------  ------------------------------------  --------------
   /s/ RONALD S. LAUDER     Chairman of the Board of Directors    March 23, 1997
     Ronald S. Lauder

  /s/ LEONARD M. FERTIG     President, Chief Executive Officer    March 23, 1997
    Leonard M. Fertig       and Director (Principal Executive
                            Officer)

  /s/ JOHN A. SCHWALLIE     Vice President--Finance and Chief     March 23, 1997
    John A. Schwallie       Financial Officer (Principal
                            Financial Officer and Principal
                            Accounting Officer)

 /s/ NICOLAS G. TROLLOPE    Vice President, Secretary and         March 23, 1997
   Nicolas G. Trollope      Director

    /s/ ANDREW GASPAR       Director                              March 23, 1997
      Andrew Gaspar

 /s/ HERBERT S. SCHLOSSER   Director                              March 23, 1997
   Herbert S. Schlosser

   /s/ ROBERT A. RAYNE      Director                              March 23, 1997
     Robert A. Rayne

                               INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule:......................  S-2

Schedule II:  Schedule of Valuation Allowances.............................  S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To:  Central European Media Enterprises Ltd.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Central European Media Enterprises Ltd. included in this filing and have issued our report thereon dated March 24, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen & Co.

Hamilton, Bermuda
March 24, 1997

                                  SCHEDULE II

                        SCHEDULE OF VALUATION ALLOWANCES
                                     $000s

                        BALANCE AT    CHARGED TO    CHARGED TO                    BALANCE AT
                        JANUARY 1,    COSTS AND       OTHER                      DECEMBER 31,
                           1996        EXPENSES      ACCOUNTS     DEDUCTIONS         1996
                        ----------    ----------    ----------    ----------    ---------------
Bad debt provision...      1,105         2,095            --            --            3,200
Development costs....      4,373           714            --        (4,091)             996

                        BALANCE AT    CHARGED TO    CHARGED TO                    BALANCE AT
                        JANUARY 1,    COSTS AND       OTHER                      DECEMBER 31,
                           1995        EXPENSES      ACCOUNTS     DEDUCTIONS         1995
                        ----------    ----------    ----------    ----------    ---------------
Bad debt provision...        945           160            --            --            1,105
Development costs....        985         3,388            --            --            4,373

                        BALANCE AT    CHARGED TO    CHARGED TO                    BALANCE AT
                        JANUARY 1,    COSTS AND       OTHER                      DECEMBER 31,
                           1994        EXPENSES      ACCOUNTS     DEDUCTIONS         1994
                        ----------    ----------    ----------    ----------    ---------------
Bad debt provision...         --           945            --            --              945
Development costs....         --           985            --            --              985