Form 10-Q
period 1997-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1997-05-15
CIK 925645

                                                                           DRAFT
                                                         10-Q First Quarter 1997

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

/ /      For the quarterly period ended March 31, 1997

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No  .
                                        --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                     Outstanding as of May 13, 1997
    -----                                     ------------------------------

    Class A Common Stock, par value $.01               16,732,178
    Class B Common Stock, par value $.01                7,149,475

                                     PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        Consolidated Balance Sheets as at
                      March 31, 1997 and December 31, 1996
                                     ($000s)

                                  ASSETS                                            March 31,      December 31,
                                  ------                                              1997            1996
                                                                                -------------------------------
                                                                                  (Unaudited)

   CURRENT ASSETS:
     Cash and Cash Equivalents                                                        59,553          78,507
     Investments in Marketable Securities                                              2,858           2,896
     Restricted Cash                                                                   1,798           2,749
     Accounts Receivable (net of allowances of $3,276, $3,200)                        30,387          37,342
     Program Rights Costs                                                             14,886          12,675
     Value-added Tax Recoverable                                                         225             182
     Amount due from Unconsolidated Affiliates                                         1,927           1,066
     Advances to Affiliates                                                            5,227           4,119
     Other Short-term Assets                                                           2,536             850
     Prepaid Expenses                                                                  8,007           5,773
                                                                                -------------------------------
               Total current assets                                                  127,404         146,159

     Investments in Unconsolidated Affiliates                                         52,974          56,599
     Investments                                                                       3,600           3,600
     Loans to Affiliates                                                              14,660          17,766
     Property, Plant & Equipment (net of depreciation of $24,276, $22,317)            55,248          58,982
     Program Rights Costs                                                             11,927          14,266
     Broadcast Licence Costs and Other Intangibles
       (net of amortization of $1,628, $1,007)                                         2,506           3,097
     Licence Aquisition Costs (net of amortization of $1,054, $854)                    3,723           3,923
     Goodwill                                                                         41,158          35,338
     Organization Costs (net of amortization of $1,022, $950)                            812             934
     Development Costs (net of allowance of $1,116, $996)                              2,167          19,105
     Deferred Taxes                                                                      958             868
     Other Assets                                                                      2,233           4,493
                                                                                -------------------------------

                Total assets                                                         319,370         365,130
                                                                                ===============================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                   ------------------------------------

   CURRENT LIABILITIES:
     Accounts Payable                                                                 17,023          18,775
     Accrued Liabilities                                                              13,278          17,010
     Duties and Other Taxes Payable                                                    5,942           3,312
     Income Taxes Payable                                                              9,381           9,948
     Current Portion of Obligations under Capital Lease                                1,757           1,794
     Current Portion of Credit Facilities                                              9,195           7,106
     Investments Payable                                                               7,104           1,955
     Advances from Affiliates                                                          2,603             606
                                                                                -------------------------------
               Total current liabilities                                              66,283          60,506

     Deferred Income Taxes                                                             1,696           2,142
     Obligations under Finance Leases                                                  6,108           7,120
     Long-Term Portion of Credit Facilities                                           17,273          22,488
     Investments Payable                                                              13,748          14,633
     Other Liabilities                                                                   195             305
     Minority Interest in Consolidated Subsidiaries                                    4,826           8,616

   SHAREHOLDERS' EQUITY:
     Preferred Stock, $0.01 par value: authorized: 5,000,000 shares;
     issued and outstanding: none                                                          -               -
     Class A Common Stock, $0.01 par value: authorized:
       30,000,000 shares; issued and outstanding: 16,716,478
       at March 31, 1997 and 16,664,143 shares at December 31, 1996                      167             167
     Class B Common Stock, $0.01 par value: authorized:
       15,000,000 shares; issued and outstanding:
       7,149,475 and 7,191,475 at March 31, 1997 and December 31, 1996                    72              72
     Additional Paid-in Capital                                                      330,472         330,315
     Accumulated Deficit                                                            (112,992)        (78,004)
     Cumulative Currency Tanslation Adjustment                                        (8,478)         (3,230)
                                                                                -------------------------------

     Total shareholders' equity                                                      209,241         249,320
                                                                                -------------------------------

     Total liabilities and shareholders' equity                                      319,370         365,130
                                                                                ===============================

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Operations
                         ($000s, except per share data)
                                   (Unaudited)

                                                                      For the three months
                                                                         ended March 31,
                                                                        1997        1996
                                                                        ----        ----

   GROSS REVENUES:                                                       37,480      28,890
   Discounts and Agency Commissions                                      (8,315)     (5,635)
                                                                      ----------  ----------
   Net Revenues                                                          29,165      23,255

   STATION EXPENSES:
         Other Operating Costs and Expenses                              13,546      12,492
         Amortization of Programming Rights                               5,286       4,306
         Depreciation of Station Fixed Assets and Other Intangibles       3,650       2,934
                                                                      ----------  ----------
         Total Station Operating Costs and Expenses                      22,482      19,732
         Selling, General and Administrative Expenses                     4,329       2,938

   CORPORATE EXPENSES:

         Corporate Operating Costs and Development Expenses               4,575       3,091
         Amortization of Goodwill and Allowance for Development Costs     1,997         100
                                                                      ----------  ----------
                                                                          6,572       3,191

   Operating Loss                                                        (4,218)     (2,606)

   Equity in Loss of Unconsolidated Affiliates (Note 3)                  (6,769)     (2,769)
   Loss on Impairment of Investments in Unconsolidated
     Affiliates (Note 3)                                                (20,707)          -
   Interest and Other Income                                              2,100         637
   Interest Expense                                                      (2,174)     (1,007)
   Foreign Currency Exchange Loss                                        (2,071)       (395)
                                                                      ----------  ----------

   Net Loss Before Provision for Income Taxes                           (33,839)     (6,140)
   Provision for Income Taxes                                            (1,911)     (2,004)
                                                                      ----------  ----------

   Net loss before minority interest                                    (35,750)     (8,144)
   Minority Interest in loss of Unconsolidated Subsidiaries                 762         394
                                                                      ----------  ----------

   Net Loss                                                             (34,988)     (7,750)

                                                                      ==========  ==========

   PER SHARE  DATA
   Net loss per share (Note 2)                                            (1.47)      (0.42)
                                                                      ==========  ==========

   Weighted average number of common shares outstanding (000's)          23,857      18,374
                                                                      ----------  ----------

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

           Consolidated Statements of Shareholders' Equity (Deficit)
                   For the three months ended March 31, 1997
                                    ($000s)
                                  (Unaudited)

                                                                                                 Cumulative
                                    Class A         Class B       Additional                      Currency
                                    Common          Common          Paid-in     Accumulated     Translation
                                     Stock           Stock          Capital      Deficit(1)      Adjustment        Total
                                 -------------   -------------   -------------  -------------  --------------  -------------


BALANCE, December 31, 1996                167              72         330,315        (78,004)         (3,230)       249,320

   Capital Contributed by
     Shareholders                           -               -             157              -               -            157

   Foreign Currency Translation
     Adjustment                             -               -               -              -          (5,248)        (5,248)

   Net Loss                                 -               -               -        (34,988)              -        (34,988)
                                 -------------   -------------   -------------  -------------  --------------  -------------

BALANCE, March 31, 1997                   167              72         330,472       (112,992)         (8,478)        209,241
                                 =============   =============   =============  =============  ==============  =============


(1) Of the accumulated deficit of $112,992 at March 31, 1997, $77,724 represents accumulated losses in unconsolidated affiliates.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Cash Flows
                                     ($000s)
                                  (Unaudited)

                                                                                      For the three months
                                                                                        ended March 31,
                                                                                        1997       1996
                                                                                     ----------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                           (34,988)    (7,750)

     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Equity in Loss of Unconsolidated Affiliates                                      6,769      2,769
         Loss on Impairment of Investments in Unconsolidated Affiliates                  20,707          -
         Depreciation & Amortization (excluding amortization of barter programs)         10,789      7,240
         Minority Interest in Loss of Consolidated Subsidiaries                            (762)      (394)
         Valuation Allowance for Development Costs                                          120        100
     Changes in assets & liabilities:
          Accounts Receivable                                                             4,711      3,138
         Program Rights Paid                                                             (5,313)    (6,277)
         Value-added Tax Recoverable                                                        (43)       651
         Advances to Affiliates                                                             183       (360)
         Prepaid Expenses                                                                  (964)      (385)
         Other Assets                                                                       (17)       101
         Accounts Payable                                                                (2,921)     1,016
         Accrued Liabilities                                                             (3,142)       440
         Other Short-term Liabilities                                                       (91)     1,585
         Income & Other Taxes Payable                                                     2,302        (53)
                                                                                     ----------------------
               Net cash provided by (used in) operating activities                       (2,660)     1,821

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Investments in Unconsolidated Affiliates                                        (8,215)    (5,829)
         Investments in Marketable Securities                                                38      3,154
         Restricted Cash                                                                    951      1,679
         Acquisition of Fixed Assets                                                     (2,667)    (5,962)
         Acquisition of Minority Shareholder's Interest                                     (74)         -
         Payments for Broadcast License Costs, Other Assets and Intangibles                   -        (92)
         Development Costs                                                                 (634)    (6,154)
                                                                                     ----------------------
             Net cash used in investing activities                                      (10,601)   (13,204)
                                                                                     ----------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Credit Facilities                                                               (2,689)    (2,356)
         Payments under Capital Leases                                                     (477)      (473)

         Loans and Advances to Affiliates                                                (2,114)    (1,733)
         Repayment of Advances from Affiliates                                                -     (1,243)
         Capital Contributed by Shareholders                                                157         70
                                                                                     ----------------------
              Net cash used in financing activities                                      (5,123)    (5,735)

     IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                                          (570)       200

             Net decrease in cash and cash equivalents                                  (18,954)   (16,918)
     CASH AND CASH EQUIVALENTS, beginning of period                                      78,507     53,210
                                                                                     ----------------------

     CASH AND CASH EQUIVALENTS, end of period                                            59,553     36,293
                                                                                     ======================

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997

1.   Organization and Business

         Central European Media Enterprises Ltd., a Bermuda corporation ("CME"), was formed in June 1994. Through its predecessor companies, CME has been in operation since 1991. CME, together with its subsidiaries (CME and its subsidiaries are collectively referred to as the "Company"), invests in, develops and operates national and regional commercial television stations and station groups in Central and Eastern Europe and regional commercial television stations in Germany.

         In the Czech Republic, the Company owns a 93.2% economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("Nova TV"), the leading private national television station in the Czech Republic. On August 1, 1996, the Company increased its economic interest in Nova TV to 88% from 66% through the acquisition of a 22% economic interest in Nova TV from Ceska Sporitelna Bank ("CS") (the "Additional Nova TV Purchase"). Also, during 1996, the Company entered into an agreement to lend the General Director of Nova TV funds to finance his purchase of shares in CET 21 s.r.o ("CET 21") in order to increase his ownership in CET 21. In March 1997, the Company acquired an additional 5.2% interest in Nova TV through the retirement of the loan (the "1997 Nova TV Purchase"). The Company is in the process of registering the 1997 Nova TV Purchase pursuant to Czech law. On an ongoing basis, after giving effect to the 1997 Nova TV Purchase, the Company is entitled to 93.2% of the total profits of Nova TV and has 91.2% of the voting power in Nova TV. CET 21 and certain of its partners will own the remaining 6.8% of Nova TV, subject to the registration procedures.

         In 1995, in the Czech Republic, the Company entered into loan ("Radio Alfa Loan") and consulting agreements with Radio Alfa a.s. ("Radio Alfa"), one of two private Czech Republic national radio broadcasters. During December 1996, the Company purchased a 62% ownership interest from Radio Alfa's other shareholders for a purchase price of Kc 37,500,000 ($1,372,000). Certain of the Company's outstanding loans to, and interest in, Radio Alfa are convertible into an additional equity interest which, when combined with its 62% interest, would give the Company an 83.7% interest in Radio Alfa.

         In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac, operate PRO TV, a commercial television network launched in December 1995, through Media Pro International S.A. ("Media Pro International"). The Company owns a 77.5% equity interest in Media Pro International, although the Company's partners hold options exercisable through October 1997 which, if exercised, would reduce the Company's interest to not less than 66%. The Company recently exercised an option to purchase 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. PRO TV, SRL holds many of the licenses for the stations comprising the PRO TV network. In September 1996, the Company acquired a 95% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom, which obtained one of two GSM licenses in Romania in December 1996. Mr. Sarbu owns the remaining 5.0% of Unimedia.

         In Slovenia, the Company launched POP TV in December 1995 together with MMTV d.o.o. Ljubljana ("MMTV") (formerly known as Boutique MMTV) and Tele 59 d.o.o. Maribor ("Tele 59"), through the formation of Produkcija Plus d.o.o. ("Pro Plus"). POP TV provides programming to, and sells advertising for, MMTV, Tele 59 and an additional affiliate, Robin TV. In March 1997, the Company purchased a substantial portion of MMTV's interest in Pro Plus for an aggregate price of approximately $5,000,000. After giving effect to this purchase, the Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.3% as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59. Tele 59 owns a 21% equity interest in Pro Plus, and MMTV owns a 1% interest in Pro Plus.

         In the Slovak Republic, the Company owns an 80% non-controlling interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS"), which launched Markiza TV as a national television station on August 31, 1996.

         In Poland, the Company, together with the Polish media group ITI, formed TVN Sp.z.o.o. ("TVN"). ITI holds 67% of the equity in TVN and the Company holds the remaining 33%. In February 1997, TVN was awarded television broadcast licenses for northern Poland and the cities of Warsaw and Lodz. TVN also owns a 49% interest in Telewizja Wisla Sp.z.o.o. ("TV Wisla"), which operates a regional television station in southern Poland. TVN has an option to purchase an additional 27.2% interest in TV Wisla.

         In Ukraine, the Company owns a 50% interest in a group of companies (collectively, the "Studio 1+1 Group"), which has the right through 2006 to broadcast programming and sell advertising on one of Ukraine's public television stations, UT-2.

         In Hungary, as of March 31, 1997, the Company owned a 97.4% interest in Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and production company acquired in May 1996. The Company recently formed a consortium which submitted an application for a national television license with a ten year term and a broadcast reach of approximately 87% of Hungary. The tender procedures require awards to be announced within 60 days of the bid submission date of April 10, 1997. If the Company's consortium is awarded one of these licenses, it would be required to commence broadcasting 90 days after the award is granted.

      As of March 31, 1997, the Company owned a 58.7% non-controlling interest in PULS ("PULS"), a regional television station based in Berlin, Germany. The Company owns a 50% interest (non-voting profit participation) in Franken Funk & Fernsehen GmbH ("FFF"), which owns 74.8% of a regional television station in

Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ("NMF"). The Company has a 49% equity interest, and a 50% economic interest in Sachsen Funk und Fernsehen GmbH ("SFF") which owns a 33.33% equity interest in Sachsen Fernsehen Betriebs KG, which operates regional television stations in Leipzig and Dresden, Germany. On May 13, 1997, the Company announced its decision to discontinue funding of PULS. This decision was made after the Company concluded that its shareholders would be better served by using the Company's financial and management resources on other opportunities in Central and Eastern Europe. As a result, the Company has written down its investments in Germany by $20,707,000. This write-down, together with losses incurred by the German operations during the three months ended March 31, 1997, has resulted in a total charge of $24,281,000 in the Company's Consolidated Statements of Operations (Notes 3 and 4).

2.   Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles. In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. The results for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and the accounts of Nova TV, PRO TV, POP TV, Videovox and Radio Alfa (the "Consolidated Affiliates") as consolidated entities and reflect the interests of the minority owners of Nova TV, PRO TV and POP TV for the three months ended March 31,

1997. Videovox was acquired on May 1, 1996 and a controlling interest in Radio Alfa was acquired on December 26, 1996. As a result, Nova TV, PRO TV and POP TV were the only consolidated entities for the three months ended March 31, 1996. The results of the Company's operating stations, Markiza TV, PULS, FFF, SFF, Studio 1+1 and TVN (the "Unconsolidated Affiliates") in which the Company has minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements as investments in unconsolidated affiliates using the equity method. The Company's investment in MobilRom is recorded at the lower of cost and market value.

Net Loss Per Share

         Net loss per share was computed by dividing the Company's net loss by the weighted average number of Common Shares (both Class A and Class B) and common share equivalents outstanding during the period ended March 31, 1997. The impact of outstanding options and warrants has not been included in the computation of net loss per share, as the effect of their inclusion would be anti-dilutive.


Recently Issued Accounting Standards

          In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Reclassifications

         Certain reclassifications were made to prior period amounts to conform to current period classifications.

3.   Summary Financial Information For PULS TV, FFF, Markiza TV, TVN and
     Studio 1+1.

($ 000s)                                                           As of
--------                 ------------------------------------------------------------------------------------------
                                             March 31, 1997                              December 31, 1996
                              PULS         FFF  Markiza TV      TVN   Studio 1+1      PULS        FFF   Markiza TV
                              ----         ---  ----------      ---   ----------      ----        ---   ----------

Current assets               2,482       3,583       9,725    1,089       4,103      3,235      2,694       10,896
Non-current assets          10,615       1,755      28,638    5,262      18,529     12,260      2,105       28,783
Current Liabilities         (3,912)     (1,238)     (7,480)  (4,245)     (2,045)    (3,996)    (1,270)      (6,635)
Non-current Liabilities     (5,281)    (12,751)     (9,613)  (6,325)     (3,521)    (6,305)   (11,923)      (9,222)
                           -------    --------     -------  -------     -------    -------   --------      -------

Net Assets                   3,904      (8,651)     21,270   (4,219)     17,066      5,194     (8,394)      23,822

                                                 For the three months ended,
                         -----------------------------------------------------------------------------
                                             March 31, 1997                         March 31, 1996
($ 000s)                      PULS         FFF  Markiza TV      TVN    Studio 1+1     PULS       FFF
--------                      ----         ---  ----------      ---    ----------     ----       ---

Net Revenues                   611       1,161       5,628      279       3,086        849      1,178
Operating Loss              (3,596)       (808)     (1,152)  (1,555)     (1,481)    (4,292)      (984)
Net Loss                    (3,611)       (915)     (1,721)  (1,847)     (1,481)    (4,338)    (1,093)

         The Company's share of losses in Unconsolidated Affiliates for the three months ended March 31, 1997 was $6,769,000, including $2,843,000 in PULS, $477,000 in FFF, $254,000 in SFF, $1,513,000 in Markiza TV, $676,000 in TVN and
$1,006,000 in Studio 1+1 Group.

         On May 13, 1997, the Company announced its decision to discontinue funding of PULS. This decision was made after the Company concluded that its shareholders would be better served by using the Company's financial and management resources on other opportunities in Central and Eastern Europe. As a result, the Company has written down its investments in Germany by $20,707,000 and eliminated the carrying value of these investments. This write-down, together with losses incurred by the German operations during the three months ended March 31, 1997, has resulted in a total charge of $24,281,000 in the Company's Consolidated Statements of Operations (Notes 2 and 4).

4.   Subsequent Events

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against the Company and Ronald S. Lauder, the Chairman of the Company's Board of Directors. Perekhid's complaint seeks compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. Management believes that it has substantial defences in this matter and intends to defend the matter vigorously. See "Other Information - Legal Proceedings".

         On May 13, 1997, the Company announced its decision to discontinue funding of PULS, resulting in a one-time write-down against the Company's German operations. This decision was made after the Company concluded that its shareholders would be better served by using the Company's financial and management resources on other opportunities in Central and Eastern Europe. (Notes 2 and 3).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company invests in, develops and operates national and regional commercial television stations and station groups in Central and Eastern Europe, including the leading national television station in the Czech Republic and stations in Romania, Slovenia and the Slovak Republic which command the leading audience share within their respective areas of broadcast reach. The Company recently commenced operations in Ukraine and southern Poland and has operations under development in other areas of Poland and in Hungary. The Company operates television stations which reach an aggregate of 86.6 million people in six countries in the region and an additional 9.0 million people in Germany. Operations under development in Poland and Hungary could reach an additional 32 million people. The Company's strategy is to continue capitalizing on the substantial market opportunities created by the emergence of private commercial television and the corresponding significant growth of television advertising expenditures in these markets.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company also engages in certain barter transactions in which its broadcast operations exchange unsold commercial advertising time for goods and services. The Company experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday schedule (typically July and August), and highest during the fourth quarter of each calendar year. The primary expenses incurred in operating broadcast stations are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. Certain of the Company's operations do not require the direct incurrence of broadcast transmission expenses. However, the Company incurs significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities as well as restructuring existing affiliate entities which hold the broadcast licenses.

         The primary sources of cash available for corporate operating costs and development expenses are dividends and other distributions from subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The subsidiaries' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

Selected Combined Financial Information - Broadcast Cash Flow

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined operating data for the three months ended March 31, 1997 and 1996 for national television broadcast stations or networks. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of certain Unconsolidated Affiliates with Consolidated Affiliates. This supplemental information is presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. Poland and Ukraine are not included in this analysis, as these stations are in the early stages of operations.

         The Company accounts for its 80% non-controlling interest in Markiza TV using the equity method of accounting. Under this method of accounting, the Company's interest in net earnings or losses of Markiza TV is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the consolidated balance sheet. The following supplementary unaudited combined information includes certain financial information of Markiza TV on a line-by-line basis, similar to that of the Company's Consolidated Affiliates.

         Management service charges are not included in the combined operating data below as these are eliminated in the Consolidated Financial Statements. The Company believes that this unaudited combined and combining operating data provides useful disclosure.

                                     Three Months Ended March 31,
                                     ----------------------------
                                         1997           1996(1)
                                         ----          --------

Combined Operating Data ($ 000s):
---------------------------------
Net revenues                             33,911         23,255
Station operating expense               (27,471)       (19,732)
Selling, general and                     (4,922)        (2,938)
    administrative expenses
Station operating income (loss)           1,518            585

Depreciation of assets                    4,539          2,946
Amortization of programming rights        6,847          4,294
Cash program rights costs                (7,841)        (6,277)

Broadcast cash flow                       5,063          1,548
Broadcast cash flow margin                14.93%          6.66%
Broadcast cash flow attributable          4,969            492
    to the Company

                                                           Three Months Ended March 31,
                                       Nova TV                PRO TV                POP TV           Markiza TV (1)
                                 --------------------- --------------------- ---------------------  --------------
                                      1997       1996       1997       1996        1997      1996        1997
                                      ----       ----       ----       ----        ----      ----        ----
Operating Data ($ 000s):
------------------------


Net revenues                        20,665     20,620      4,947      1,551       2,671     1,084       5,628
Station operating expense          (12,811)   (13,215)    (5,120)    (3,845)     (3,640)   (2,672)     (5,900)
Selling, general and                (1,556)    (1,477)    (1,764)      (804)       (722)     (657)       (880)
    administrative expenses
Station operating income (loss)      6,298      5,928     (1,937)    (3,098)     (1,691)   (2,245)     (1,152)

Depreciation of assets               1,966      1,956        904        555         645       435       1,024
Amortization of programming          3,462      3,340      1,012        542         812       412       1,561
    rights
Cash program rights costs           (4,545)    (4,233)      (298)    (1,704)       (470)     (340)     (2,528)

Broadcast cash flow                  7,181      6,991       (319)    (3,705)       (704)   (1,738)     (1,095)
Broadcast cash flow margin           34.75%     33.90%         -          -           -         -           -
Broadcast cash flow                  6,693      4,614       (247)    (2,871)       (601)   (1,250)       (876)
    attributable to the Company

Effective economic interest           93.2%      66.0%      77.5%      77.5%       85.3%     72.0%       80.0%
    attributable to the Company

-----------------------------------------------------------

(1)  Markiza TV commenced operations on August 31, 1996.

         "Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less broadcast operating expenses excluding depreciation and amortization, broadcast selling, general and administrative expenses, and cash program rights costs. "Broadcast cash flow margin" is broadcast cash flow divided by net broadcast revenues. "Broadcast cash flow attributable to the Company" is broadcast cash flow which is attributable to the Company based on the Company's effective economic interest in Nova TV, PRO TV, POP TV and Markiza TV as of March 31, 1997 which was 93.2% (with 5.2% in the process of being registered pursuant to Czech law), 77.5%, 85.3% and 80.0%, respectively. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. The Company has included broadcast cash flow because it is commonly used in the broadcast industry as a measure of performance. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with GAAP. The Company's consolidated operating statements include the results of wholly owned subsidiaries and the results of Nova TV, PRO TV, POP TV, Videovox and Radio Alfa and separately set forth the minority interest attributable to other owners of Nova TV, PRO TV, POP TV and Videovox. Videovox was acquired by the Company in May 1996, and Radio Alfa was acquired in December 1996. The results of other broadcast operations, Markiza TV, PULS, FFF, SFF, TVN and Studio 1+1 are accounted for using the equity method which reflects the Company's share of the net income or losses in those operations. The Company's investment in MobilRom is recorded at the lower of cost and market value.

Foreign Currency

         The Company and its subsidiaries generate revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT"), Slovak korunas ("Sk"), Hungarian forints ("HUF"), Ukrainian hryvna ("Hrn"), Polish zloty ("ZI") and German marks ("DM"), and incur substantial operating expenses in those currencies. The Romanian lei, Slovenian tolar, Ukranian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company also incurs operating expenses of programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including Nova TV, POP TV, Markiza TV, Videovox, Radio Alfa, TVN and certain Studio 1+1 Group entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. PRO TV and certain Studio 1+1 Group entities operate in economies qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments are included in the determination of income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company. The exchange rates at the end of, and during, the periods indicated were as follows:

                                                Balance Sheet                       Income Statement
                                    --------------------------------------  ----------------------------------
                                                                              Average for the three months
                                        At            At                            ending March 31,
                                     March 31,   December 31,               ----------------------------------
                                       1997          1996       % change       1997        1996     % change
                                       ----          ----       --------       ----        ----     --------

Czech koruna equivalent of $1.00       29.20         27.33        -6.8%        28.51      27.14      -5.1%
German mark equivalent of $1.00        1.68          1.55         -8.4%        1.66        1.48      -12.2%
Hungarian forint equivalent of $1.00  176.00        162.00        -8.6%       169.00       n/a        n/a
Polish zloty equivalent of $1.00       3.08          2.88         -6.9%        2.98        n/a        n/a
Romanian lei equivalent of $1.00       7,025         4,035       -74.1%        6,196      3,532      -75.4%
Slovak koruna equivalent of $1.00      33.09         31.90        -3.7%        32.78       n/a        n/a

Slovenian tolar equivalent of $1.00   153.13        141.48        -8.2%       152.12      132.00     -15.2%
Ukrainan hyrvna equivalent of $1.00    1.85          1.89         2.1%         1.86        n/a        n/a

         The Company's results of operations and financial position during the first quarter of 1997 were impacted by changes in foreign currency exchange rates since December 31, 1996. In the highly inflationary economy in Romania, PRO TV indexes sales contracts to the United States dollar in order to minimize the effects of Romanian lei devaluation. As shown above, virtually all operating currencies have weakened against the United States dollar during the first quarter 1997.

         The underlying Czech koruna and Slovenian tolar assets and liabilities of Nova TV and POP TV decreased by 6.8% and 8.2%, respectively, in dollar terms during the three month period ended March 31, 1997, due to foreign exchange movements. PRO TV's local currency monetary assets and liabilities decreased by up to 74.1% during the three month period ended March 31, 1997, depending on the time they remained outstanding during the period. Nova TV's operating income, together with interest costs and minority interest in income, are approximately 5.1% lower than would be the case had the weighted average exchange rate during the three month period ended March 31, 1997 remained the same as during the three month period ended March 31, 1996.

Results of Operations

The three months ended March 31, 1997 compared to the three months ended March 31, 1996

         The Company's net revenues increased by $5,910,000, or 25.4%, to $29,165,000, in the three months ended March 31, 1997 from $23,255,000 in the three months ended March 31, 1996. Of this increase, $4,983,000, or 84.3%, was attributable to PRO TV and POP TV. PRO TV and POP TV achieved net revenues of $4,947,000 and $2,671,000, respectively, for the three months ended March 31, 1997, reflecting increases of 219.0% and 146.4%, respectively, over the same period in 1996. This significant revenue growth is primarily the result of the growth in audience market share and the fact that PRO TV and POP TV have now been able to convert their dominant audience shares into larger shares of their respective advertising markets.

         The change in Nova TV's net revenues reflects an increase in net revenues from advertising sales of $1,963,000 or 10.8% (16.4% measured in local currency) to $20,212,000, offset by a decline in other revenues (principally game show revenues), by $1,918,000. The higher advertising sales revenues are principally attributable to the growth in the advertising market and Nova TV's ability to consistently maintain a leading market share in a growing market. The decline in game show revenues is attributable to a current lack of suitably attractive game show partners. As a result, Nova TV's net revenues increased by $45,000, to $20,665,000 in the three months ended March 31, 1997 from $20,620,000 in the three months ended March 31, 1996. The depreciation of the Czech koruna during the three months ended March 31, 1997 compared with the same period in 1996, reduced Nova TV's revenues in US dollars by approximately 5%.

         To a lesser extent, Videovox and Radio Alfa, with net revenues of $600,000 and $282,000, respectively, for the three months ended March 31, 1997, also contributed to the increase in the Company's net revenues. Videovox and Radio Alfa were not included in the Company's operations during the three months ended March 31, 1996.

         Total station operating costs and expenses increased $2,750,000 or 13.9%, to $22,482,000 in the three months ended March 31, 1997 from $19,732,000 in the three months ended March 31, 1996. The increase in total station operating costs and expenses is primarily attributable to PRO TV's and POP TV's achievement of full scale operations together with the inclusion of operating expenses of Videovox and Radio Alfa of $461,000 and $448,000, respectively. This increase was partially offset by a decrease in Nova TV's operating costs and expenses in the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

         Station selling, general and administrative expenses increased $1,391,000, or 47.3%, to $4,329,000 in the three months ended March 31, 1997 from $2,938,000 in the three months ended March 31, 1996. This increase was primarily attributable to the increase in PRO TV's station selling, general and administrative expenses due to higher marketing expenses in order to maintain a leading market share. To a lesser extent, the increase was attributable to the fact that Videovox and Radio Alfa were not included in the Company's operations during the three months ended March 31, 1996.

         Corporate operating costs and development expenses for the three months ended March 31, 1997 and the three months ended March 31, 1996 were $4,575,000 and $3,091,000, respectively, an increase of $1,484,000, or 43.0%. As a percentage of net revenues, corporate operating costs and development expenses increased by only 2.4%, from 13.3% in the three months ended March 31, 1996 to 15.7% in the three months ended March 31, 1997. The increase was primarily attributable to the Company's increased scope of operations, the continued development of the Company's infrastructure, the Company's new operations in Poland and Ukraine and development activities in other countries.

         Amortization of goodwill and allowance for development costs was $1,997,000 and $100,000 in the three months ended March 31, 1997 and 1996, respectively. This increase is primarily attributable to amortization related to the Additional Nova TV Purchase and the 1997 Nova TV Purchase and, to a lesser extent, the amortization of goodwill and license acquisition costs related to investments in POP TV and Radio Alfa.

         As a result of the above factors, operating loss increased by $1,612,000, or 61.9%, to $4,218,000 in the three months ended March 31, 1997 from $2,606,000 in the three months ended March 31, 1996. This increase in operating loss was primarily attributable to increased corporate operating costs and development expenses and amortization of goodwill and allowance for development costs, offset by the increase in operating income of Nova TV and a decrease in operating losses of PRO TV and POP TV over the same period in 1996.


         Equity in loss of unconsolidated affiliates increased by $4,000,000 to $6,769,000 in the three months ended March 31, 1997 from $2,769,000 in the three months ended March 31, 1996. The increase reflects the addition of Markiza TV, TVN and Studio 1+1 Group to the Company's operations, in addition to the losses attributable to the Company's German operations in the three months ended March 31, 1997.

         Loss on impairment of investments in unconsolidated affiliates of $20,707,000 was a result of the write-down of the Company's investments in Germany. This one-time charge, together with losses incurred by the German operations during the three months ended March 31, 1997, has resulted in a total charge of $24,281,000 in the Company's Consolidated Statements of Operations.

         Interest and other income increased $1,463,000, or 229.7%, to $2,100,000 for the three months ended March 31, 1997 from $637,000 for the three months ended March 31, 1996. The increase in interest income was primarily attributable to the investment of net cash proceeds from the Company's 1996 public offering of shares of Class A Common Stock completed in November 1996 (the "1996 Offering").

         Interest expense increased $1,167,000, or 115.9%, to $2,174,000 in the three months ended March 31, 1997 from $1,007,000 in the three months ended March 31, 1996. This is primarily attributable to interest expense incurred on the Czech koruna debt funding for the Additional Nova TV Purchase, partially offset by lower debt levels at Nova TV.

         The net foreign currency exchange loss of $2,071,000 in the three months ended March 31, 1997 is primarily attributable to the US dollar denominated liabilities of Nova TV, PRO TV and POP TV and the devaluation during this period of the Czech koruna, Romanian lei and Slovenian tolar against the dollar. Movements in these currencies during the three months ended March 31, 1996 were significantly less than in the corresponding period for 1997. These losses were partially offset by a gain the Company realized on the Czech koruna debt funding for the Additional Nova TV Purchase.

         Provision for income taxes was $1,911,000 for the three months ended March 31, 1997 and $2,004,000 for the three months ended March 31, 1996.

         Minority interest in loss of consolidated subsidiaries was $762,000 in the three months ended March 31, 1997 and $394,000 in the three months ended March 31, 1996. This increase was primarily the result of the Additional Nova TV Purchase and the 1997 Nova TV Purchase, together with losses from PRO TV and POP TV.

         As a result of these factors, the net loss of the Company was $34,988,000 and $7,750,000 for the three months ended March 31, 1997 and the three months ended March 31, 1996, respectively.


Liquidity and Capital Resources

         Net cash used in operating activities was $2,660,000 in the three months ended March 31, 1997, compared to cash provided by operating activities of $1,821,000 in the three months ended March 31, 1996. The increase in net cash used for operating activities for the three months ended March 31, 1997 was primarily the result of a higher operating loss and increased payments of accounts payable, partially offset by an increase in income and other taxes payable.

         Net cash used in investing activities was $10,601,000 in the three months ended March 31, 1997 and $13,204,000 in the three months ended March 31, 1996. The decrease is primarily attributable to a reduction in capital expenditures from levels during the start-up of PRO TV and POP TV in 1996. In addition, the Company's investment in marketable securities during the three months ended March 31, 1997 decreased compared to the same period in 1996. Furthermore, investment in unconsolidated affiliates and development cost decreased by $3,134,000 in the three months ended March 31, 1997 compared to the same period in 1996. This was a result of lower funding requirements for the German operations and the reduction of development costs related to Markiza TV.

         Net cash used in financing activities for the three months ended March 31, 1997 was $5,123,000 compared to $5,735,000 for the same period in 1996. The decrease was primarily due to a repayment of advances from affiliates during the three months ended March 31, 1996. No advances were repaid in the three months ended March 31, 1997.

         The Company's operations to date have been financed primarily through public offerings of shares of Class A Common Stock completed in October 1994 (the "IPO"), November 1995 and the 1996 Offering, which raised net proceeds of approximately $68,800,000, $86,600,000 and $143,600,000, respectively. Prior to the IPO, the Company relied on certain affiliates for capital in the form of both debt and equity financing.

         Primarily as a result of the 1996 Offering, the Company had cash of $59,553,000 at March 31, 1997 ($78,507,000 at December 31, 1996) and marketable securities of $2,858,000 at March 31, 1997 ($2,896,000 at December 31, 1996)
available to finance its future activities.

         The Company has made and will continue to make investments to develop broadcast operations in Central and Eastern Europe. The Company is currently developing broadcast operations in Ukraine and Poland and recently formed a consortium to bid for a national broadcast license in Hungary. The Company's cash needs for those investment activities may exceed cash generated from operations, resulting in external financing requirements.

         On August 1, 1996, the Company entered into the Additional Nova TV Purchase for the purchase of CS's 22% economic interest and virtually all of

CS's voting rights in Nova TV for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price Kc 150,000,000 ($5,488,000) was paid by the Company on November 15, 1996 out of the Company's cash balances. The loan from CS was drawn in August 1996 and in April 1997 in the amounts of Kc 450,000,000 ($16,464,000) and Kc 400,000,000 ($13,699,000),
respectively, to fund purchase payments due at those times, and the loan bears an interest rate of 12.9% annually. Quarterly repayments on the loan are required in the amount of Kc 22,500,000 ($771,000) during the period from November 1997 through November 1998, Kc 42,500,000 ($1,455,000) during the period from February 1999 through August 2002, and Kc 20,000,000 ($685,000) during the period from November 2002 through November 2003.

         The Company expects that Nova TV's future cash requirements will continue to be satisfied through operating cash flows and available borrowing facilities. As of March 31, 1997, Nova TV had two loan facilities with CS. The first facility consisted of a long term loan due on December 30, 1999 in the principal amount of Kc 120,000,000 ($4,110,000) as of March 31, 1997, and bore interest at a rate of 2.5% over the bank's prime rate. Principal payments of Kc 60,000,000 ($2,055,000) were due each year on this facility. In February 1997, Nova TV paid the Kc 60,000,000 ($2,055,000) due on this facility and the remainder of the loan was repaid in April 1997. The second facility is a line of credit, obtained in October 1996, for an amount up to Kc 250,000,000 ($8,562,000) bearing interest at a rate 0.5% over Prague Interbank Offer Rate ("PRIBOR"). The second facility, which is secured by Nova TV's equipment, vehicles and receivables, was unutilized at March 31, 1997.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania which were obtained in July 1996. The first facility consists of a $2,000,000 line of credit substantially payable by July 31, 1997. The line of credit bears interest at a rate of 5% over LIBOR (5.72% at March 31, 1997). At March 31, 1997, $1,999,000 was borrowed under this facility. The second facility is a long term loan for $4,000,000 due July 31, 2001. The long term loan bears interest at 5% over LIBOR (5.72% at March 31, 1997) and is to be repaid in installments starting July 31, 1997. At March 31, 1997, $3,854,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles. Notwithstanding these borrowing facilities, the Company believes that it will be required to provide additional funding to PRO TV in 1997.

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

         Except for the Company's working capital requirements and completing the funding of existing television broadcast operations and the mobile telecommunications venture in Romania (MobilRom), the Company's future cash needs will depend on management's acquisition and development decisions. The Company is actively engaged in the development of additional broadcast operations and investing in existing broadcasting companies throughout Central and Eastern Europe. The Company incurs limited expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company anticipates making additional investments in other broadcast operations, supplemented by capital raised from local financial strategic partners as well as local debt and lease financing, to the extent that it is available and appropriate for each project. The Company's aggregate funding commitment with respect to MobilRom is up to $12.0 million, of which $3.6 million has been funded to date.

         The Company believes that its current cash balances, cash from Nova TV and local financing of broadcast operations and broadcast operations under development should be adequate to satisfy the Company's operating and capital requirements for its current operations through 1997. The Company is actively exploring additional financing at both the CME level and the subsidiary level to fund the development and build out of new broadcast opportunities in Central and Eastern Europe, including the potential success of the Company's bid in Hungary and funding in connection with the new licenses in Poland. If the Company is unsuccessful in raising such additional funds, the Company may not be able to acquire additional broadcast rights or complete the development of additional broadcast opportunities.

         Statements made in this section, "Liquidity and Capital Resources," regarding future investments in existing television broadcast operations and the development of new television broadcast operations (including the amount and nature thereof), business strategies and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that contribute to such risks include the Company's ability to raise additional financing from external sources and the terms of any such financing, the success in obtaining additional broadcast licenses, the cost of developing these opportunities into television broadcast operations, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in these countries and general market and economic conditions.

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against the Company and Ronald S. Lauder, the Chairman of the Company's Board of Directors. Perekhid alleges that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint seeks compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. Management believes that it has substantial defenses in this matter and intends to defend the matter vigorously.

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

Item 4.    Submission of Matters to a Vote of Security-holders

         None.

Item 5.    Other Information

         On May 13, 1997, the Company announced its decision to discontinue funding of PULS, resulting in a one-time write-down against the Company's German operations. This decision was made after the Company concluded that its shareholders would be better served by using the Company's financial and management resources on other opportunities in Central and Eastern Europe. A press release announcing the Company's decision is filed as Exhibit 99.1 to this Form 10-Q for the Quarterly Period Ended March 31, 1997.

Item 6.    Exhibits and Reports on Form 8-K.

a)  The following exhibits are attached:

Exhibit

3.1 Bye-Laws of Central European Media Enterprises Ltd, as amended, dated as of May 2, 1997.

10.1 Amendment Agreement to Marketing, Advertising and Sales Agreement between Innova Film GmbH and International Media Services Limited, dated May 7, 1997.

10.2 Termination Agreement between International Media Services Ltd and Limited Liability Company "Prioritet", dated May 7, 1997

10.3 IMS Advertising Services Agreement between International Media Services Ltd and Limited Liability Company "Prioritet", dated May 7, 1997.

10.4 Advertising Consultancy Agreement between Intermedia and Prioritet, dated May 7, 1997.

27.01    Financial Data Schedule

99.1     Press release, dated May 13, 1997, regarding the German operations.

b)  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 1997                       /s/ Leonard M. Fertig
                                            -----------------------------
                                              Leonard M. Fertig
                                            Chief Executive Officer
                                           (Duly Authorized Officer)

Date:    May 15, 1997                        /s/ John A. Schwallie
                                            -----------------------------
                                              John A. Schwallie
                                            Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit

3.1 Bye-Laws of Central European Media Enterprises Ltd, as amended, dated as of May 2, 1997.

10.1 Amendment Agreement to Marketing, Advertising and Sales Agreement between Innova Film GmbH and International Media Services Limited, dated May 7, 1997.

10.2 Termination Agreement between International Media Services Ltd and Limited Liability Company "Prioritet", dated May 7, 1997

10.3 IMS Advertising Services Agreement between International Media Services Ltd and Limited Liability Company "Prioritet", dated May 7, 1997.

10.4 Advertising Consultancy Agreement between Intermedia and Prioritet, dated May 7, 1997.

27.01    Financial Data Schedule

99.1     Press release, dated May 13, 1997, regarding the German operations.