Form 10-Q
period 1997-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1997-08-14
CIK 925645

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                       Outstanding as of August 11, 1997
         -----                                       ---------------------------------
         Class A Common Stock, par value $.01                    16,732,178
         Class B Common Stock, par value $.01                     7,149,475

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                       CONSOLIDATED BALANCE SHEETS AS AT
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                    ($000S)

                                     ASSETS

                                                                                           JUNE 30,     DECEMBER 31,
                                                                                             1997           1996
                                                                                           --------     ------------
CURRENT ASSETS:
  Cash and Cash Equivalents..............................................................    16,949         78,507
  Investments in Marketable Securities...................................................     2,880          2,896
  Restricted Cash........................................................................     1,814          2,749
  Accounts Receivable (net of allowances of $3,291, $3,200)..............................    31,117         37,342
  Program Rights Costs...................................................................    13,529         12,675
  Value-added Tax Recoverable............................................................       445            182
  Amount due from Unconsolidated Affiliates..............................................     6,942          1,066
  Advances to Affiliates.................................................................     7,108          4,119
  Other Short-term Assets................................................................     1,241            850
  Prepaid Expenses.......................................................................     6,014          5,773
                                                                                            -------        -------
         TOTAL CURRENT ASSETS............................................................    88,039        146,159
  Investments in Unconsolidated Affiliates...............................................    56,555         56,599
  Investments............................................................................    15,450          3,600
  Loans to Affiliates....................................................................    19,035         17,766
  Property, Plant & Equipment (net of depreciation of $25,670, $22,317)..................    55,622         58,982
  Program Rights Costs...................................................................    14,369         14,266
  Broadcast Licence Costs and Other Intangibles (net of amortization of $1,973,
    $1,579)..............................................................................     2,771          3,097
  Licence Aquisition Costs (net of amortization of $1,254, $854).........................     3,523          3,923
  Goodwill...............................................................................    42,982         35,338
  Organization Costs (net of amortization of $1,115, $950)...............................       701            934
  Development Costs (net of allowance of $1,236, $996)...................................     2,822         19,105
  Deferred Taxes.........................................................................     1,160            868
  Other Assets...........................................................................       490          4,493
                                                                                            -------        -------
         TOTAL ASSETS....................................................................   303,519        365,130
                                                                                            -------        -------
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable.......................................................................    22,955         18,775
  Accrued Liabilities....................................................................    16,839         17,010
  Duties and Other Taxes Payable.........................................................     6,856          3,312
  Income Taxes Payable...................................................................     1,941          9,948
  Current Portion of Obligations under Capital Lease.....................................        67          1,794
  Current Portion of Credit Facilities...................................................     8,111          7,106
  Dividends payable......................................................................     2,153             --
  Investments Payable....................................................................     7,730          1,955
  Advances from Affiliates...............................................................     1,137            606
                                                                                            -------        -------
         TOTAL CURRENT LIABILITIES.......................................................    67,798         60,506
  Deferred Income Taxes..................................................................     1,224          2,142
  Obligations under Finance Leases.......................................................        39          7,120
  Long-Term Portion of Credit Facilities.................................................    30,333         22,488
  Investments Payable....................................................................        --         14,633
  Other Liabilities......................................................................        19            305
  Minority Interest in Consolidated Subsidiaries.........................................     3,547          8,616
SHAREHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value; authorized; 5,000,000 shares; issued and outstanding;
    none.................................................................................        --             --
  Class A Common Stock, $0.01 par value; authorized; 100,000,000 shares at June 30, 1997 and 30,000,000 at December 31; issued and outstanding; 16,732,178 and 16,664,143 at
    June 30, 1997 and December 31, 1996..................................................       167            167
  Class B Common Stock, $0.01 par value; authorized; 15,000,000 shares; issued and
    outstanding; 7,149,475 and 7,191,475 at June 30, 1997 and December 31, 1996..........        72             72
  Additional Paid-in Capital.............................................................   330,644        330,315
  Accumulated Deficit....................................................................  (119,824)       (78,004)
  Cumulative Currency Tanslation Adjustment..............................................   (10,500)        (3,230)
                                                                                            -------        -------
         TOTAL SHAREHOLDERS' EQUITY......................................................   200,559        249,320
                                                                                            -------        -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................   303,519        365,130
                                                                                            -------        -------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($000'S, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE THREE        FOR THE SIX
                                                                  MONTHS             MONTHS
                                                              ENDED JUNE 30,     ENDED JUNE 30,
                                                             ----------------   -----------------
                                                              1997      1996     1997      1996
                                                             -------   ------   -------   -------
GROSS REVENUES:............................................  $53,435   $48,045  $90,915   $76,935
Discounts and Agency Commissions...........................  (11,966)  (9,495)  (20,281)  (15,130)
                                                             -------   ------   -------   -------
Net Revenues...............................................   41,469   38,550    70,634    61,805
STATION EXPENSES:
  Other Operating Costs and Expenses.......................   14,403   11,931    27,949    24,423
  Amortization of Programming Rights.......................    4,605    5,963     9,891    10,269
  Depreciation of Station Fixed Assets and Other
     Intangibles...........................................    3,850    3,175     7,500     6,109
                                                             -------   ------   -------   -------
  Total Station Operating Costs and Expenses...............   22,858   21,069    45,340    40,801
  Selling, General and Administrative Expenses.............    6,505    5,797    10,834     8,735
CORPORATE EXPENSES:
  Corporate Operating Costs and Development Expenses.......    4,866    3,669     9,441     6,760
  Amortization of Goodwill and Allowance for Development
     Costs.................................................    2,598      313     4,595       413
                                                             -------   ------   -------   -------
                                                               7,464    3,982    14,036     7,173
OPERATING PROFITS..........................................    4,642    7,702       424     5,096
Equity in Loss of Unconsolidated Affiliates (Note 3).......   (3,334)  (3,167)  (10,103)   (5,936)
Loss on Impairment of Investments in Unconsolidated
  Affiliates (Note 3)......................................       --       --   (20,707)       --
Interest and Other Income..................................      516      442     2,616     1,079
Interest Expense...........................................   (1,113)    (525)   (3,287)   (1,532)
Foreign Currency Exchange Loss.............................   (2,515)  (1,235)   (4,586)   (1,630)
                                                             -------   ------   -------   -------
Net Loss Before Provision for Income Taxes.................   (1,804)   3,217   (35,643)   (2,923)
Provision for Income Taxes.................................   (4,922)  (6,309)   (6,833)   (8,313)
                                                             -------   ------   -------   -------
Net loss before minority interest..........................   (6,726)  (3,092)  (42,476)  (11,236)
Minority Interest in (income) loss of Consolidated
  Subsidiaries.............................................     (106)  (1,538)      656    (1,144)
                                                             -------   ------   -------   -------
NET LOSS...................................................  $(6,832)  $(4,630) $(41,820) $(12,380)
                                                             =======   ======   =======   =======
PER SHARE DATA:
Net loss per share (Note 2)................................  $ (0.29)  $(0.25)  $ (1.75)  $ (0.67)
                                                             =======   ======   =======   =======
Weighted average number of common shares outstanding
  (000's)..................................................   23,863   18,447    23,863    18,447
                                                             -------   ------   -------   -------

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                      ($000'S)
                                     (UNAUDITED)

                                                                                    CUMULATIVE
                                     CLASS A  CLASS B   ADDITIONAL                   CURRENCY
                                      COMMON   COMMON    PAID-IN     ACCUMULATED   TRANSLATION
                                      STOCK    STOCK     CAPITAL     DEFICIT(1)     ADJUSTMENT     TOTAL
                                      ------   ------   ----------   -----------   ------------   -------
BALANCE, December 31, 1996..........   $167     $72      $330,315      $(78,004)      $(3,230)   $249,320
  Capital Consolidated by
     Shareholders...................     --      --           329            --            --         329
  Foreign Currency Translation
     Adjustments....................     --      --            --            --        (7,270)     (7,270)
  Net Loss..........................     --      --            --       (41,820)           --     (41,820)
                                                 --
                                       ----              --------     ---------      --------    --------
BALANCE, June 30, 1997..............   $167     $72      $330,644     $(119,824)     $(10,500)   $200,559
                                       ====     ===      ========     =========      ========    ========

------------
(1) Of the accumulated deficit of $119,824 at June 30, 1997, $81,058 represents accumulated losses in unconsolidated affiliates.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000S)
                                  (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss................................................................. $(41,820)   $(12,380)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Equity in Loss of Unconsolidated Affiliates............................   10,103       5,936
  Loss on Impairment of Investments in Unconsolidated Affiliates.........   20,707          --
  Depreciation & Amortization (excluding amortization of barter
     programs)...........................................................   22,501      16,862
  Minority Interest in (Loss)income of Consolidated Subsidiaries.........     (656)      1,144
  Valuation Allowance for Development Costs..............................      240         413
Changes in assets & liabilities:
  Accounts Receivable....................................................    1,218      (3,675)
  Program Rights Paid....................................................  (11,442)    (13,787)
  Value-added Tax Recoverable............................................     (263)        458
  Dividends paid & proposed to minority shareholders.....................   (1,650)     (1,396)
  Advances to Affiliates.................................................   (8,183)     (2,899)
  Production costs.......................................................     (100)         --
  Prepaid Expenses.......................................................     (357)       (545)
  Other Assets...........................................................     (260)       (127)
  Accounts Payable.......................................................      841       1,558
  Accrued Liabilities....................................................      543       4,159
  Other Short-term Liabilities...........................................     (242)         --
  Income & Other Taxes Payable...........................................   (3,895)      8,347
                                                                           -------     -------
          Net cash provided by (used in) operating activities............  (12,715)      4,068

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Unconsolidated Affiliates...............................  (10,054)     (9,444)
  Other Investments......................................................  (15,097)         --
  Investments in Marketable Securities...................................       16       6,300
  Restricted Cash........................................................      935       2,524
  Acquisition of Fixed Assets............................................   (5,133)    (10,670)
  Acquisition of Minority Shareholder's Interest.........................   (1,676)         --
  Purchase of business...................................................       --      (2,962)
  Payments for Broadcast License Costs, Other Assets and Intangibles.....     (464)         --
  Development Costs......................................................   (1,409)    (14,349)
                                                                           -------     -------
          Net cash used in investing activities..........................  (32,882)    (28,601)
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit Facilities......................................................   (7,656)     (2,108)
  Payments under Capital Leases..........................................     (809)       (776)
  Loans and Advances to Affiliates.......................................   (6,569)       (731)
  Capital Contributed by Shareholders....................................      329         789
                                                                           -------     -------
          Net cash used in financing activities..........................  (14,705)     (2,826)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH.............................   (1,256)       (503)
                                                                           -------     -------
          Net decrease in cash and cash equivalents......................  (61,558)    (27,862)
CASH AND CASH EQUIVALENTS, beginning of period...........................   78,507      53,210
                                                                           -------     -------
CASH AND CASH EQUIVALENTS, end of period.................................  $16,949     $25,348
                                                                           -------     -------
Supplemental Information:
  Cash Paid for interest.................................................  $ 3,287     $ 1,750
                                                                           -------     -------
  Income Taxes...........................................................  $16,892     $    --
                                                                           -------     -------

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


1.       ORGANIZATION AND BUSINESS

         Central European Media Enterprises Ltd., a Bermuda corporation ("CME"), was formed in June 1994. Through its predecessor companies, CME has been in operation since 1991. CME, together with its subsidiaries (CME and its subsidiaries and affiliates are collectively referred to as the "Company"), invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe and regional commercial television stations in Germany.

         In the Czech Republic, the Company owns a 93.2% economic interest and has 91.2% of the voting power in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), which operates Nova TV, the leading private national television station in the Czech Republic. As of June 30, 1997, CET 21 s.r.o. ("CET 21") and certain of its partners owned 6.8% of CNTS. On August 11, 1997, the Company purchased Nova Consulting a.s. ("NC"), which owns a 5.8% participation interest in CNTS, from certain of the partners of CET 21 (Note 4). Ceska Sporitelna Bank ("CS") has a 2% voting interest in CNTS.

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

       In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac, operate PRO TV, a commercial television network, through Media Pro International S.A. ("Media Pro International"). The Company owns a 77.5% equity interest in Media Pro International, although Mr. Tiriac and Mr. Sarbu hold options which, if exercised, could reduce the Company's equity interest in Media Pro International to not less than 66%. Mr. Tiriac has informed the Company that he intends to exercise such option. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. PRO TV, SRL holds many of the licenses for the stations comprising the PRO TV network. In September 1996, the Company acquired a 95% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom, which obtained one of two GSM licenses in Romania in December 1996. Mr. Sarbu owns the remaining 5.0% of Unimedia.

         In Slovenia, the Company operates POP TV, together with MMTV d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), through Produkcija Plus d.o.o. ("Pro Plus"). POP TV provides programming to, and sells advertising for,

MMTV, Tele 59 and affiliates TV Robin and Euro 3. In March 1997, the
Company purchased a substantial portion of MMTV's interest in Pro Plus for an aggregate price of approximately $5,000,000. After giving effect to this purchase, the Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.3% as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59. Tele 59 owns a 21% equity interest in Pro Plus, and the remaining 1% equity interest in Pro Plus is owned by MMTV.

         In the Slovak Republic, the Company owns an 80% non-controlling economic interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS"), which launched Markiza TV as a national television station on August 31, 1996.

         In Poland, the Company, together with the Polish media group ITI, formed TVN Sp.zo.o. ("TVN"). ITI owns 67% of the equity in TVN and the remaining 33% is owned by the Company. In February 1997, TVN was awarded television broadcast licenses for northern Poland and the cities of Warsaw and Lodz. TVN also owns a 76.3% (increased from 49% during the second quarter of 1997) interest in Telewizja Wisla Sp.zo.o. ("TV Wisla"), which operates a regional television station in southern Poland. The Company owns a 50% direct interest and a 5% indirect interest in Federacja Sp.zo.o ("Federation"), through which the Company intends to operate a Polish television broadcast network, the TVN Network, commencing in the fourth quarter of 1997.

         In Ukraine, the Company owns a 50% interest in a group of companies (collectively, the "Studio 1+1 Group"), which has the right to broadcast programming and sell advertising on Ukrainian National Channel 2 ("UT-2") through 2006.

         The Company owns 24.9% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ("2002 Kft."), a broadcasting company in Hungary. The Company wholly owns Videovox Studio Limited Liability Company, a Hungarian dubbing and production company ("Videovox"). In January 1997, the Hungarian Television Commission announced tender procedures for the award of two national television broadcast licenses. The Company formed a consortium, MKTV Rt. ("IRISZ TV"), which submitted an application for these licenses. On June 30, 1997, the Hungarian Television Commission announced the award of the licenses to other consortia. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian Television Commission and the other consortia challenging the license awards. See "Other Information - Legal Proceedings."

         The Company owns a 50% interest (non-voting profit participation) in Franken Funk & Fernsehen GmbH ("FFF"), which owns 74.8% of a regional television station in Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ("NMF"). The Company has a 49% equity interest, and a 50% economic interest in Sachsen Funk und Fernsehen GmbH ("SFF") which owns a 33.33% equity interest in Sachsen Fernsehen Betriebs KG, which operates regional television stations in Leipzig and Dresden, Germany. On May 13, 1997, the Company announced its decision to discontinue funding of PULS, a regional television station operating in the Berlin-Brandenburg area of Germany in which the Company has a 58% non-controlling interest. On May 27, 1997, PULS initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenburg.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. The results for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and the accounts of CNTS, PRO TV, POP TV, Videovox (wholly owned since April 1997) and Radio Alfa (the "Consolidated Affiliates") as consolidated entities and reflect the interests of the minority owners of CNTS, PRO TV and POP TV and Radio Alfa for the six months ended June 30, 1997. Videovox was acquired on May 1, 1996 and a controlling interest in Radio Alfa was acquired on December 26, 1996. As a result, CNTS, PRO TV, POP TV and Videovox were the only consolidated entities for the six months ended June 30, 1996. The results of the Company's operating stations, Markiza TV, FFF, SFF, Studio 1+1, TVN and PULS (for the first quarter of 1997 only) (the "Unconsolidated Affiliates") in which the Company has, or during the six months ended June 30, 1997 had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements as equity in loss or income of unconsolidated affiliates using the equity method. PULS, a regional station in the Berlin-Brandenburg area of Germany, declared bankruptcy in May 1997. The Company records other investments at the lower of cost and market value.

Net Loss Per Share

         Net loss per share was computed by dividing the Company's net loss by the weighted average number of Common Shares (both Class A and Class B) and common share equivalents outstanding during the period ended June 30, 1997. The impact of outstanding options and warrants has not been included in the computation of net loss per share, as the effect of their inclusion would be anti-dilutive.


Recently Issued Accounting Standards

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Reclassifications

         Certain reclassifications were made to prior period amounts to conform to current period classifications.


3.       SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED AFFILIATES.

                             -----------------------------------------------
          ($ 000S)                               AS OF
          -------            -----------------------------  ----------------
                                                             DECEMBER 31,
                                    JUNE 30, 1997                1996
                             -----------------------------  ----------------
                               MARKIZA TV    STUDIO 1+1       MARKIZA TV
                                               GROUP
Current assets                   14,691         3,007           10,896
Non-current assets               25,261        21,508           28,783
Current liabilities              (8,470)       (2,993)          (6,635)
Non-current liabilities          (9,998)       (3,000)          (9,222)
                                ------         ------           ------

Net assets                      21,484         18,522           23,822
                                ======         ======           ======


                             ------------------------------          ----------------------------------
                               FOR THE SIX MONTHS ENDED,                FOR THE THREE MONTHS ENDED,
                                     JUNE 30, 1997                             JUNE 30, 1997
                             ------------------------------          ----------------------------------
          ($ 000S)             MARKIZA TV    STUDIO 1+1                 MARKIZA TV       STUDIO 1+1
          --------             ----------    ----------                 ----------       ----------
                                                GROUP                                      GROUP
                                                -----                                      -----
Net revenues                     13,829         6,977                     8,201            3,891
Operating loss                     (443)       (1,493)                      709              (12)
Net loss                         (1,288)       (1,659)                      433             (178)


       The Company's share of losses in Unconsolidated Affiliates (including amortization of goodwill, with the exception of SFF)for the six months ended June 30, 1997 was $10,103,000, including $2,843,000 in PULS, $1,439,000 in FFF,
$254,000 in SFF, $1,303,000 in Markiza TV, $2,272,000 in TVN and $1,992,000 in
Studio 1+1 Group. On May 13, 1997, the Company announced its decision to discontinue funding of PULS. As a result, the Company has written down its investments in Germany (including PULS, FFF and SFF) by $20,707,000 and eliminated the carrying value of these investments. This write-down, together with losses incurred by the German operations during the six months ended June 30, 1997, has resulted in a total charge of $25,243,000 in the Company's Consolidated Statements of Operations. On May 27, 1997, PULS initiated a bankruptcy proceeding. Under bankruptcy rules in Germany, the Company no longer has access to the accounting records of PULS and, as a result, no financial information for PULS has been provided above. To finance developments, PULS received investment grants in an aggregate amount of DM8,544,000 ($4,910,000) from a German public bank in 1993. These grants were guaranteed by a wholly owned subsidiary of the Company. As a result of the bankruptcy proceedings initiated by PULS, no assurance can be given that the bank will not seek repayment of all or part of the investment grants from the guarantor. No provision has been made in respect of this matter, as management believes that the repayment of any part of these grants is remote and the maximum exposure is limited to the German assets, which have been fully provided for.

4.        SUBSEQUENT EVENTS

       On August 11, 1997, the Company purchased Nova Consulting a.s. ("NC") from certain of the partners of CET 21, for a purchase price of $28,537,500, to be paid on an installment basis through February 15, 2000, subject to adjustment as described below. NC owns an additional 5.8% interest in CNTS. A portion of the payments are indexed based upon the performance of CME's Class A Common Stock. The Company intends to sell a similar minority interest in CNTS to one or more strategic Czech investors or in a public offering in the Czech Republic.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company is the leading commercial television company in Central and Eastern Europe. The Company has developed and currently operates the leading national private television stations and networks, as measured by audience share within their respective areas of broadcast reach, in the Czech Republic, the Slovak Republic, Slovenia and Romania. The Company also recently commenced broadcasting in Ukraine and southern Poland and plans to launch a television network in Poland and develop broadcasting operations in Hungary. The Company's television studios, production facilities and editing suites at its national television stations produced approximately 12,000 hours of original programming in 1996 to support the Company's broadcasting operations, making it the largest private producer of local television programming in Central and Eastern Europe. To complement its commercial television activities, the Company also has interests in national radio stations and is increasingly active in program rights distribution and other media services.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company also engages in certain barter transactions in which its broadcast operations exchange unsold commercial advertising time for goods and services. The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. The primary expenses incurred in operating broadcast stations are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. Certain of the Company's operations do not require the direct incurrence of broadcast transmission expenses. However, the Company incurs significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities as well as reorganizing existing affiliate entities which hold the broadcast licenses.

         The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from subsidiaries and affiliates. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries and affiliates operate. The subsidiaries' and affiliates' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's operating subsidiaries and affiliates are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

         Central Europe, including parts of the Czech Republic, the Slovak Republic, Poland and Germany, has recently experienced extensive flooding. The Company is not able to predict at this time what impact, if any, the flooding will have on the Company's financial condition and results of operations.

SELECTED COMBINED FINANCIAL INFORMATION - BROADCAST CASH FLOW

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined operating data for the six months ended June 30, 1997 and 1996 for national television broadcast stations or networks. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of certain Unconsolidated Affiliates with Consolidated Affiliates. This supplemental information is presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. The Company's television operations in Poland are not included in this analysis, as these operations are in the early stages of development. Regional television stations in Germany are not included in this analysis as these operations are dissimilar from those of national television broadcast entities.

         The Company accounts for its 80% non-controlling interest in Markiza TV and its 50% interest in the Studio 1+1 Group using the equity method of accounting. Under this method of accounting, the Company's interest in net earnings or losses of Markiza TV and the Studio 1+1 Group is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the consolidated balance sheet. The following supplementary unaudited combined information includes certain financial information of Markiza TV and the Studio 1+1 Group on a line-by-line basis, similar to that of the Company's consolidated television broadcast entities, which include CNTS, PRO TV and POP TV.

         Management service charges to the stations are not included in the combined operating data below as these are eliminated in the Consolidated Financial Statements.

         POP TV and PRO TV began operations in December 1995, Markiza TV began operations in August 1996 and the Studio 1+1 Group began generating significant revenues during the second quarter of 1997. The Company believes that this unaudited combined and combining operating information provides useful disclosure.

                                                                                          THREE MONTHS ENDED JUNE 30,
                                              CNTS                         PRO TV                POP TV

                                     -----------------------         ------------------     --------------------
                                       1996            1997           1996        1997        1996        1997
                                     -------         -------         ------      ------      ------      ------

STATION OPERATING DATA:                                             (DOLLARS IN THOUSANDS)
Net revenues ...................      32,258          27,830          3,429       8,136       2,572       4,471
Station operating expense ......     (13,206)        (11,906)        (3,886)     (5,994)     (3,603)     (4,014)
Selling, General and
Administrative expenses ........      (2,879)         (1,581)        (1,448)     (3,375)     (1,108)     (1,044)
                                     -------         -------         ------      ------      ------      ------


Station operating income (loss)       16,173          14,343         (1,905)     (1,233)     (2,139)       (587)


Depreciation of assets .........       1,830           2,015            594       1,095         728         629
                                     -------         -------         ------      ------      ------      ------

EBITDA (3) .....................      18,003          16,358         (1,311)       (138)     (1,411)         42

Amortization of programming ....       4,856           2,928            911         913         208         764
rights
Cash program rights costs ......      (5,509)         (3,209)        (1,414)     (2,374)       (587)       (546)
                                     -------         -------         ------      ------      ------      ------

Broadcast cash flow ............      17,350          16,077         (1,814)     (1,599)     (1,790)        260
                                     =======         =======         ======      ======      ======      ======

Broadcast cash flow margin .....       53.79%          57.77%            --          --          --        5.82%

Broadcast cash flow attributable
to the Company .................      15,268(4)       14,983(6)      (1,406)     (1,239)     (1,289)        222


                                      THREE MONTHS ENDED JUNE 30,
                                          SUBTOTAL (1)                 MARKIZA TV          STUDIO 1+1          TOTAL COMBINED (2)
                                                                                             GROUP
                                     ---------------------               ------            ----------
                                      1996          1997                 1997                 1997            1996 (5)      1997
                                     -------       -------               ------               ------         -------       -------
STATION OPERATING DATA:                                                    (DOLLARS IN THOUSANDS)
Net revenues ...................      38,259        40,437                8,201                3,891          38,259        52,529
Station operating expense ......     (20,695)      (21,914)              (6,617)              (3,018)        (20,695)      (31,549)
Selling, General and
Administrative expenses ........      (5,435)       (6,000)                (875)                (885)         (5,435)       (7,760)
                                     -------       -------               ------               ------         -------       -------

 ...............................                                                                                           .......

Station operating income (loss)       12,129        12,523                  709                  (12)         12,129        13,220

 .........

Depreciation of assets .........       3,152         3,739                1,094                   76           3,152         4,909
                                     -------       -------               ------               ------         -------       -------

EBITDA (3) .....................      15,281        16,262                1,803                   64          15,281        18,129

Amortization of programming ....       5,975         4,605                2,777                  262           5,975         7,644
rights
Cash program rights costs ......      (7,510)       (6,129)              (2,938)                (804)         (7,510)       (9,871)
                                     -------       -------               ------               ------         -------       -------

Broadcast cash flow ............      13,746        14,738                1,642                 (478)         13,746        15,902
                                     =======       =======               ======               ======         =======       =======

Broadcast cash flow margin .....       35.93%        36.45%               20.02%                  --           35.93%        30.27%

Broadcast cash flow attributable
to the Company .................      12,573        13,966                1,314                 (239)         12,573        15,041

(1) Includes consolidated television broadcast entities only.

(2) Represents combined operating data for national television broadcast entities, including Markiza TV and the Studio 1+1 Group, on a line-by-line basis, which are accounted for using the equity method of accounting in the accompanying consolidated financial statements, and does not include (i) regional television stations in Germany, because these operations are dissimilar from those of national broadcast entities and (ii) television operations in Poland, which are in the early stages of operations.

(3) EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which do not include programming rights). EBITDA is provided because it is a measure commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP for the periods indicated. See the Company's Consolidated Financial Statements included in the accompanying financial statements.

(4) Reflects the Company's purchase in August, 1996 of CS's 22% economic interest in CNTS and virtually all of CS's voting power in CNTS (the "Additional CNTS Purchase") as if such acquisition had been effective from January 1, 1996.

(5) Does not include Markiza TV and the Studio 1+1 Group, which began operations after June 30, 1996.

(6) Reflects the Company's purchase in March 1997 of an additional 5.2% economic interest in CNTS (the "1997 CNTS Purchase") as if such acquisition have been effective from January 1, 1997.

                                                                 SIX MONTHS ENDED JUNE 30,
                                               CNTS                        PRO TV               POP TV

                                     -----------------------         -------------------      ------------------
                                      1996            1997           1996         1997        1996        1997
                                     -------         -------         ------      -------      ------      ------
STATION OPERATING DATA:                                            (DOLLARS IN THOUSANDS)
Net revenues ...................      52,878          48,495          4,980       13,083       3,656       7,142
Station operating expense ......     (26,421)        (24,717)        (7,730)     (11,114)     (6,275)     (7,654)
Selling, General and
Administrative expenses ........      (4,356)         (3,137)        (2,253)      (5,139)     (1,765)     (1,766)
                                     -------         -------         ------      -------      ------      ------


Station operating income (loss)       22,101          20,641         (5,003)      (3,170)     (4,384)     (2,278)


Depreciation of assets .........       3,786           3,981          1,149        1,999       1,163       1,274
                                     -------         -------         ------      -------      ------      ------

EBITDA (3) .....................      25,887          24,622         (3,854)      (1,171)     (3,221)     (1,004)

Amortization of programming rights     8,196           6,390          1,453        1,925         620       1,576

Cash program rights costs ......      (9,742)         (7,754)        (3,118)      (2,672)       (927)     (1,016)
                                     -------         -------         ------      -------      ------      ------

Broadcast cash flow ............      24,341          23,258         (5,519)      (1,918)     (3,528)       (444)
                                     =======         =======         ======      =======      ======      ======

Broadcast cash flow margin .....       46.03%          47.96%            --           --          --          --

Broadcast cash flow attributable
to the Company .................      21,420(4)       21,676(6)      (4,277)      (1,486)     (2,540)       (379)(7)


                                                             SIX MONTHS ENDED JUNE 30,
                                          SUBTOTAL (1)         MARKIZA TV   STUDIO 1+1          TOTAL COMBINED (2)
                                                                               GROUP
                                     ----------------------      -------      -------         ---------------------

                                      1996          1997          1997         1997            1996 (5)      1997
                                     -------       -------       -------       ------         -------       -------
STATION OPERATING DATA:                                         (DOLLARS IN THOUSANDS)
Net revenues ...................      61,514        68,720        13,829        6,977          61,514        89,526
Station operating expense ......     (40,426)      (43,485)      (12,517)      (6,709)        (40,426)      (62,711)
Selling, General and
Administrative expenses ........      (8,374)      (10,042)       (1,755)      (1,761)         (8,374)      (13,558)
                                     -------       -------       -------       ------         -------       -------

Station operating income (loss)       12,714        15,193          (443)      (1,493)         12,714        13,257

Depreciation of assets .........       6,098         7,254         2,118          282           6,098         9,654
                                     -------       -------       -------       ------         -------       -------

EBITDA (3) .....................      18,812        22,447         1,675       (1,211)         18,812        22,911

Amortization of programming rights    10,269         9,891         4,338          556          10,269        14,785

Cash program rights costs ......     (13,787)      (11,442)       (5,466)      (1,067)        (13,787)      (17,975)
                                     -------       -------       -------       ------         -------       -------

Broadcast cash flow ............      15,294        20,896           547       (1,722)         15,294        19,721
                                     =======       =======       =======       ======         =======       =======

Broadcast cash flow margin .....       24.86%        30.41%         3.96%          --           24.86%        22.03%

Broadcast cash flow attributable
to the Company .................      14,603        19,811           438         (861)         14,603        19,387




(1) Includes consolidated television broadcast entities only.

(2) Represents combined operating data for national television broadcast entities, including Markiza TV and the Studio 1+1 Group, on a line-by-line basis, which are accounted for using the equity method of accounting in the accompanying consolidated financial statements, and does not include (i) regional television stations in Germany, because these operations are dissimilar from those of national broadcast entities and (ii) television operations in Poland, which are in the early stages of operations.

(3) EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which do not include programming rights). EBITDA is provided because it is a measure commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP for the periods indicated. See the Company's Consolidated Financial Statements included in the accompanying financial statements.

(4) Reflects the Company's purchase in August, 1996 of CS's 22% economic interest in CNTS and virtually all of CS's voting power in CNTS (the "Additional CNTS Purchase") as if such acquisition had been effective from January 1, 1996.

(5) Does not include Markiza TV and the Studio 1+1 Group, which began operations after June 30, 1996.

(6) Reflects the Company's purchase in March 1997 of an additional 5.2% economic interest in CNTS (the "1997 CNTS Purchase") as if such acquisition have been effective from January 1, 1997.

(7) Reflects the Company's purchase in March 1997 of an additional effective economic interest of 13.3% as if such acquisition had been effective from January 1, 1997.

         "Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less broadcast operating expenses excluding depreciation and amortization, broadcast selling, general and administrative expenses, and cash program rights costs. "Broadcast cash flow margin" is broadcast cash flow divided by net broadcast revenues. "Broadcast cash flow attributable to the Company" is broadcast cash flow which is attributable to the Company based on the Company's effective economic interest in CNTS, PRO TV, POP TV, Markiza TV and the Studio 1+1 Group as of June 30, 1997 which was 93.2%, 77.5%, 85.3%, 80.0% and 50%, respectively. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. The Company has included broadcast cash flow because it is commonly used in the broadcast industry as a measure of performance. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP.

         EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which do not include programming rights). EBITDA is provided because it is a measure commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP for the periods indicated. See the Company's Consolidated Financial Statements included in the accompanying financial statements.

CERTAIN STATION OPERATING DATA

The three months ended June 30, 1997 compared to the three months ended June 30, 1996

         Total combined broadcast cash flow increased by $2,156,000 to $15,902,000, or by 15.7%, for the three months ended June 30, 1997 compared to the same period in 1996. The increase was primarily due to a positive change in broadcast cash flow for POP TV and PRO TV of $2,050,000, and $215,000, respectively, for the three months ended June 30, 1997 compared to the same period in 1996 and the addition of positive broadcast cash flow for Markiza TV (launched in August 1996) of $1,642,000 for the three months ended June 30, 1997. This increase was partially offset by a decrease in CNTS's broadcast cash flow measured in US dollars (due primarily to devaluations in the Czech koruna) and negative broadcast cash flow from the Studio 1+1 Group. Measured in local currency, CNTS's broadcast cash flow increased by 3.2% for the three months ended June 30, 1997 compared to the same period in 1996. On a broadcast cash flow margin basis, which is not impacted by currency fluctuations, CNTS's broadcast cash flow margin was 57.8% for the second quarter of 1997 compared to 53.8% for the same period in 1996. Markiza TV's broadcast cash flow margin was 20.0% for the three months ended June 30, 1997. CNTS, Markiza TV and POP TV reported positive broadcast cash flow of $16,077,000, $1,642,000 and $260,000, respectively, for the three months ended June 30, 1997.

         Total combined EBITDA increased by $2,848,000, or 18.6%, for the three months ended June 30, 1997 compared to the same period last year. The increase is primarily attributable to an increase in EBITDA of $1,453,000 and $1,173,000 for POP TV and PRO TV, respectively, and of $1,803,000 for Markiza TV for the three months ended June 30, 1997 compared to the same period in 1996. This increase was partially offset by a decrease in EBITDA for CNTS of $1,645,000 due to currency devaluations. CNTS, Markiza TV, POP TV and the Studio 1+1 Group reported positive EBITDA of $16,358,000, $1,803,000, $42,000 and $64,000,
respectively, for the three months ended June 30, 1997. In local currency terms, CNTS's EBITDA increased by Kc 7,398,000, or 1.5%. Markiza TV's EBITDA increase is primarily the result of increased net revenues of $8,201,000 in the second quarter of 1997 compared to $5,628,000 in the first quarter of 1997 due in part to Markiza TV's increasing share of the growing television advertising market as well as seasonal revenue increases.


The six months ended June 30, 1997 compared to the six months ended June 30,
1996

         Total combined broadcast cash flow increased by $4,427,000 to $19,721,000, or by 28.9%, for the six months ended June 30, 1997 compared to the same period in 1996. The increase was primarily due to a positive change in broadcast cash flow for POP TV and PRO TV of $3,084,000, and $3,601,000, respectively, for the six months ended June 30, 1997 compared to the same period in 1996 and the addition of positive broadcast cash flow for Markiza TV (launched in August 1996) of $547,000 for the six months ended June 30, 1997. This increase was partially offset by a decrease in CNTS's broadcast cash flow measured in US dollars (due primarily to devaluations in the Czech koruna) and negative broadcast cash flow from the Studio 1+1 Group. Measured in local currency, CNTS's broadcast cash flow increased by 4.6% for the six months ended June 30, 1997 compared to the same period last year. On a broadcast cash flow margin basis, which is not impacted by currency fluctuations, CNTS's broadcast cash flow margin was 48.0% for the second quarter of 1997 compared to 46.0% for the same period in 1996. CNTS and Markiza TV reported positive broadcast cash flow of $23,258,000 and $547,000, respectively, for the six months ended June 30, 1997.

         Total combined EBITDA increased by $4,099,000, or 21.8%, for the six months ended June 30, 1997 compared to the same period of 1996. The increase is primarily attributable due to a positive change in EBITDA of $2,217,000 and $2,683,000 for POP TV and PRO TV, respectively, and of $1,675,000 for Markiza TV for the six months ended June 30, 1997. This increase was partially offset by decreases in EBITDA for CNTS of $1,265,000 (due primarily to currency devaluations) and negative EBITDA for the Studio 1+1 Group of $1,211,000. Measured in local currency, CNTS's EBITDA increased 4.1% for the six months ended June 30, 1997 compared to the same period in 1996. CNTS and Markiza TV reported positive EBITDA of $24,622,000 and $1,675,000, respectively, for the six months ended June 30, 1997.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with GAAP. The Company's consolidated operating statements include the results of wholly owned subsidiaries and the results of CNTS, PRO TV, POP TV, Videovox (wholly owned since April 1997) and Radio Alfa and separately set forth the minority interest attributable to other owners of CNTS, PRO TV, POP TV, Videovox and Radio Alfa. The results of other broadcast operations, Markiza TV, FFF, SFF, TVN, the Studio 1+1 Group and PULS, a regional television station in the Berlin-Brandenburg area of Germany which declared bankruptcy in May 1997, are accounted for using the equity method, which reflects the Company's share of the net income or losses in those operations. The Company records other investments at the lower of cost and market value.

Foreign Currency

         The Company and its subsidiaries generate revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT"), Slovak korunas ("Sk"), Hungarian forints ("HUF"), Ukrainian hryvna ("Hrn"), Polish zloty ("ZI") and German marks ("DM"), and incur substantial operating expenses in those currencies. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company also incurs operating expenses of programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV, Videovox, Radio Alfa, TVN and certain Studio 1+1 Group entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. PRO TV and certain Studio 1+1 Group entities operate in economies qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company. The exchange rates at the end of, and during, the periods indicated were as follows:

                                                    Balance Sheet                       Income Statement
                                          ----------------------------------   -----------------------------------
                                              At         At                       Average for the six months
                                           December   June 30,                          ending June 30,
                                              31,
                                          -----------------------------------  ----------------------------------
                                             1996       1997      % change        1996       1997     % change
                                             ----       ----      --------        ----       ----     --------
Czech koruna equivalent of $1.00            27.33      32.05        -17.3%        27.46      30.05       -9.4%
German mark equivalent of $1.00              1.55       1.74        -12.3%         1.50       1.69      -12.7%
Hungarian forint equivalent of $1.00         162        187         -15.4%         n/a        179         n/a
Polish zloty equivalent of $1.00             2.88       3.29        -14.2%         n/a        3.08        n/a
Romanian lei equivalent of $1.00             4,035      7,032       -74.3%        2,888      6,563     -127.3%
Slovak koruna equivalent of $1.00           31.90      33.38         -4.6%         n/a       33.19        n/a
Slovenian tolar equivalent of $1.00        141.48     156.87        -10.9%       134.34     154.64      -15.1%
Ukrainian hyrvna equivalent of $1.00         1.89       1.85          2.1%         n/a        1.85        n/a

         The Company's results of operations and financial position during the first and second quarter of 1997 were impacted by changes in foreign currency exchange rates since December 31, 1996. In the highly inflationary economy in Romania, PRO TV indexes sales contracts to the United States dollar in order to minimize the effects of Romanian lei devaluation. As shown above, virtually all operating currencies have weakened against the United States dollar during the six months ended June 30,1997.

         The underlying Czech koruna and Slovenian tolar assets and liabilities of CNTS and POP TV decreased by 17.3% and 10.9%, respectively, in United States dollar terms during the six months ended June 30, 1997, due to foreign exchange movements. PRO TV's local currency monetary assets and liabilities decreased by up to 74.3% during the six months ended June 30, 1997, depending on the time they remained outstanding during the period. CNTS's operating income, interest costs and minority interest in income, are approximately 9.4% lower than would be the case had the weighted average exchange rate during the six months ended June 30, 1997 remained the same as during the six months ended June 30, 1996.

RESULTS OF OPERATIONS

The three months ended June 30, 1997 compared to the three months ended June 30, 1996

         The Company's net revenues increased by $2,919,000, or 7.6%, to $41,469,000, in the three months ended June 30, 1997 from $38,550,000 in the three months ended June 30, 1996. PRO TV and POP TV achieved net revenues of $8,136,000 and $4,471,000, respectively, for the three months ended June 30, 1997, reflecting increases of $4,707,000, or 137.3%, and $1,899,000, or 73.8%,
respectively, over the same period in 1996. This significant revenue growth was primarily the result of the growth in audience share and PRO TV's and POP TV's ability to convert their dominant audience shares into larger shares of their respective advertising markets, as well as the overall growth of the Company's television advertising markets. Videovox and Radio Alfa, with combined net revenues of $1,032,000 for the three months ended June 30, 1997, also contributed to the increase in the Company's net revenues. Videovox was acquired in May 1996 and Radio Alfa was acquired in December 1996.

         The reduction in CNTS's net advertising revenues of $2,799,000, or 9.4%, was due to the devaluation of the Czech koruna in the three months ended June 30, 1997 compared to the three months ended June 30, 1996. In local currency terms, CNTS's net advertising revenues increased by 2.2% to Kc 845,162,000 for the three months ended June 30, 1997 compared to the same period in 1996. In April and May 1997, CNTS's advertising revenues were negatively impacted by a temporary decline in the Czech economy. In June 1997, the Czech economy resumed growth rates consistent with levels of recent years. Other revenues (principally game show revenues) decreased by $1,629,000. The decline in game show revenues is primarily attributable to fewer game shows due to a current lack of game show sponsors. Primarily as a result of currency devaluations and the decrease in game show revenues, CNTS's total net revenues decreased $4,428,000, in the three months ended June 30, 1997 compared to the same period in 1996.

         Total station operating costs and expenses increased by $1,789,000, or 8.5%, to $22,858,000 in the three months ended June 30, 1997 from $21,069,000 in the three months ended June 30, 1996. The increase in total station operating costs and expenses was primarily attributable to PRO TV's and POP TV's achievement of full-scale operations, together with the inclusion of operating expenses of Videovox and Radio Alfa. This increase was partially offset by a decrease in CNTS's operating costs and expenses in the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

         Station selling, general and administrative expenses increased by $708,000, or 12.2%, to $6,505,000 in the three months ended June 30, 1997 from $5,797,000 in the three months ended June 30, 1996. This increase was primarily attributable to the increase in marketing expenses at PRO TV. To a lesser extent, the increase in station selling, general and administrative expenses was attributable to the addition to the Company's operations of Radio Alfa in December 1996 and Videovox in May 1996. Measured in local currency, CNTS's station selling, general and administrative expenses decreased by 37.5% from Kc 79,530,000 to Kc 49,731,000, for the three months ended June 30, 1996 and 1997, respectively.

         Corporate operating costs and development expenses for the three months ended June 30, 1997 and the three months ended June 30, 1996 were $4,866,000 and $3,669,000, respectively, an increase of $1,197,000. Corporate operating costs and development expenses as a percentage of net revenues increased from 9.6% in the three months ended June 30, 1996 to 11.7% in the three months ended June 30, 1997. The increase was primarily attributable to the Company's increased scope of operations, the continued development of the Company's infrastructure, the Company's new operations in Poland and Ukraine and development activities in other countries, including Hungary.

         Amortization of goodwill and allowance for development costs was $2,598,000 and $313,000 in the three months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to amortization of goodwill related to the Company's purchase in August 1996 of a 22% economic interest in CNTS (the "Additional CNTS Purchase") and the Company's purchase in March 1997 of a 5.2% economic interest in CNTS (the "1997 CNTS Purchase") and, to a lesser extent, the amortization of goodwill related to investments in Radio Alfa and additional investments in POP TV.

         As a result of the above factors, operating income decreased by $3,060,000, or 39.7%, to $4,642,000 in the three months ended June 30, 1997 from
$7,702,000 in the three months ended June 30, 1996.

         Equity in loss of unconsolidated affiliates increased by $167,000 to $3,334,000 in the three months ended June 30, 1997 from $3,167,000 in the three months ended June 30, 1996. The increase resulted from the addition of new operations, including the Studio 1+1 Group, TVN and Markiza TV, which were not operational in the same period in 1996. During the three months ended June 30, 1997, the Company provided additional operating funds to FFF. This amount has been included in equity in loss of unconsolidated affiliates in the accompanying Consolidated Financial Statements. The

Company did not provide any funds to PULS or SFF in the three months ended June 30, 1997. In addition, Markiza TV recorded net income of $433,000 in the three months ended June 30, 1997 and Studio 1+1 Group recorded a net loss of $178,000.

         Interest and other income increased to $516,000 for the three months ended June 30, 1997 from $442,000 for the three months ended June 30, 1996. The increase in interest income was primarily attributable to the Company's moving deposits into higher interest bearing accounts and interest income CNTS earned on higher cash balances.

         Interest expense increased by $588,000, to $1,113,000 in the three months ended June 30, 1997 from $525,000 in the three months ended June 30, 1996. This was primarily attributable to interest expense incurred on the Czech koruna debt funding for the Additional CNTS Purchase and higher debt levels in PRO TV, partially offset by lower debt levels at CNTS.

         The net foreign currency exchange loss of $2,515,000 in the three months ended June 30, 1997 is primarily attributable to the United States dollar denominated liabilities of CNTS, PRO TV and POP TV (including intercompany loans) and the devaluation during this period of the Czech koruna, Romanian lei and Slovenian tolar against the dollar. Movements in these currencies during the three months ended June 30, 1996 were significantly less than in the corresponding period for 1997. These losses were partially offset by a gain the Company realized on the Czech koruna debt funding for the Additional CNTS Purchase, which is not considered as a hedge against net investments in the Czech Republic.

         Provision for income taxes was $4,922,000 for the three months ended June 30, 1997 and $6,309,000 for the three months ended June 30, 1996 as a result of improved tax planning.

         Minority interest in income of consolidated subsidiaries was $106,000 in the three months ended June 30, 1997 and $1,538,000 in the three months ended June 30, 1996. This decrease was primarily the result of the Additional CNTS Purchase and the 1997 CNTS Purchase.

         As a result of these factors, the net loss of the Company was $6,832,000 and $4,630,000 for the three months ended June 30, 1997 and 1996, respectively.


The six months ended June 30, 1997 compared to the six months ended June
30, 1996

         The Company's net revenues increased by $8,829,000, or 14.3%, to $70,634,000, in the six months ended June 30, 1997 from $61,805,000 in the six months ended June 30, 1996. This increase was attributable to the increase in PRO TV and POP TV net revenues in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. PRO TV and POP TV achieved net revenues of $13,083,000 and $7,142,000, respectively, for the six months ended June 30, 1997, reflecting increases of $8,103,000, or 162.7%, and $3,486,000, or 95.4%,
respectively,
over the same period in 1996. This significant revenue growth is primarily the result of the growth in audience share and PRO TV's and POP TV's ability to convert their dominant audience shares into larger shares of their respective advertising markets. Videovox and Radio Alfa, with combined net revenues of $1,914,000, for the six months ended June 30, 1997, also contributed to the increase in the Company's net revenues. Videovox was acquired in May 1996 and Radio Alfa was acquired in December 1996.

         CNTS's net advertising sales, measured in local currency, increased by Kc 99,564,000, or 7.5%, to Kc 1,421,406,000 in the six months ended June 30,
1997 compared to the same period in 1996. This increase was offset by a 9.4% depreciation of the Czech koruna. As a result, CNTS's United States dollar net revenues from advertising sales were approximately $4,600,000 lower than they would have been if the currency had remained unchanged from exchange rates for the same period in 1996. Other revenues (principally game show revenues) decreased by $3,547,000. The decline in game show revenues is principally attributable to fewer game shows due to a current lack of game show sponsors. As a result, CNTS's net revenues decreased by $4,383,000, to $48,495,000 in the six months ended June 30, 1997 from $52,878,000 in the six months ended June 30, 1996.

         Total station operating costs and expenses increased by $4,539,000, or 11.1%, to $45,340,000 in the six months ended June 30, 1997 from $40,801,000 in the six months ended June 30, 1996. The increase in total station operating costs and expenses is primarily attributable to PRO TV's and POP TV's achievement of full-scale operations, together with the inclusion of the operating expenses of Videovox and Radio Alfa. This increase was partially offset by a decrease in CNTS's operating costs and expenses in the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

         Station selling, general and administrative expenses increased by $2,099,000, or 24.0%, to $10,834,000 in the six months ended June 30, 1997 from
$8,735,000 in the six months ended June 30, 1996. This increase was primarily attributable to the increase in marketing expenses at PRO TV. To a lesser extent, the increase in station selling, general and administrative expenses was attributable to the addition to the Company's operations of Radio Alfa in December 1996 and Videovox in May 1996.

         Corporate operating costs and development expenses for the six months ended June 30, 1997 and the six months ended June 30, 1996 were $9,441,000 and $6,760,000, respectively, an increase of $2,681,000. Corporate operating costs and development expenses as a percentage of net revenues increased from 10.9% in the six months ended June 30, 1996 to 13.4% in the six months ended June 30, 1997. The increase was primarily attributable to the Company's increased scope of operations, the continued development of the Company's infrastructure, the Company's new operations in Poland and Ukraine and development activities in other countries, including Hungary.

         Amortization of goodwill and allowance for development costs was $4,595,000 and $413,000 in the six months ended June 30, 1997 and 1996, respectively. This increase was primarily attributable to amortization of goodwill related to the Additional CNTS Purchase and the 1997 CNTS Purchase and, to a lesser extent, the amortization of goodwill related to investments in Radio Alfa and additional investments in POP TV.

         As a result of the above factors, the Company's operating income decreased by $4,672,000 to $424,000 in the six months ended June 30, 1997 compared to $5,096,000, in the six months ended June 30, 1996.

         Equity in loss of unconsolidated affiliates increased by $4,167,000 to $10,103,000 in the six months ended June 30, 1997 from $5,936,000 in the six months ended June 30, 1996. The increase reflects the addition of Markiza TV, TVN and the Studio 1+1 Group to the Company's operations, together with continued losses in the Company's German operations (for the three months ended March 31, 1997 only), excluding the Company's write-down of its investments in Germany, in the six months ended June 30, 1997.

         Loss on impairment of investments in unconsolidated affiliates of $20,707,000, was a result of the write-down of the Company's investments in Germany. This write-down, together with losses incurred by the German operations during the six months ended June 30, 1997, has resulted in a total charge of $25,243,000 in the Company's Consolidated Statements of Operations in that period.

         Interest and other income increased by $1,537,000 to $2,616,000 for the six months ended June 30, 1997 from $1,079,000 for the six months ended June 30, 1996. The increase in interest income was primarily attributable to the Company's moving deposits into higher interest bearing accounts and to interest income earned by CNTS on its cash balance during the first six months of 1997.

         Interest expense increased by $1,755,000, to $3,287,000 in the six months ended June 30, 1997 from $1,532,000 in the six months ended June 30, 1996. This increase was primarily attributable to interest expense incurred on the Czech koruna debt funding for the Additional CNTS Purchase and higher debt levels in PRO TV, partially offset by lower debt levels at CNTS.

         The net foreign currency exchange loss of $4,586,000 in the six months ended June 30, 1997 is primarily attributable to the United States dollar denominated liabilities of CNTS, PRO TV and POP TV (including intercompany loans) and the devaluation during this period of the Czech koruna, Romanian lei and Slovenian tolar against the dollar. Movements in these currencies during the six months ended June 30, 1996 were significantly less than in the corresponding period for 1997. These losses were partially offset by a gain the Company realized on the Czech koruna debt funding for the Additional CNTS Purchase, which is not considered as a hedge against net investments in the Czech Republic.

         Provision for income taxes was $6,833,000 for the six months ended June 30, 1997 and $8,313,000 for the six months ended June 30, 1996 as a result of improved tax planning.

         Minority interest in loss of consolidated subsidiaries was $656,000 in the six months ended June 30, 1997 and minority interest in income of consolidated subsidiaries was $1,144,000 in the six months ended June 30, 1996. This decrease was primarily the result of the Additional CNTS Purchase and the 1997 CNTS Purchase.

         As a result of these factors, the net loss of the Company was $41,820,000 and $12,380,000 for the six months ended June 30, 1997 and 1996, respectively.


Liquidity and Capital Resources

         Net cash used in operating activities was $12,715,000 in the six months ended June 30, 1997, compared to cash provided by operating activities of $4,068,000 in the six months ended June 30, 1996. The increase in net cash used for operating activities of $16,783,000 was primarily the result of the timing of income tax payments in the Czech Republic and increased programming payments at Markiza TV and in Poland.

         Net cash used in investing activities was $32,882,000 in the six months ended June 30, 1997 compared to $28,601,000 in the six months ended June 30, 1996. The increase was primarily attributable to an increase in investments in unconsolidated affiliates and other investments in Poland and Hungary and in MobilRom in Romania. This increase is partially offset by a reduction in capital expenditures from levels during the start-up of PRO TV and POP TV in 1996. In addition, the Company's investment in marketable securities during the six months ended June 30, 1997 decreased compared to the same period in 1996. Development costs decreased by $12,940,000 in the six months ended June 30, 1997 compared to the same period in 1996, primarily due to reduced development costs related to Markiza TV.

         Net cash used in financing activities for the six months ended June 30, 1997 was $14,705,000 compared to $2,826,000 for the same period in 1996. The increase was primarily due to payments made by CNTS in accordance with a long-term bank facility that was repaid in full in April 1997 and loans and advances to TVN and the Studio 1+1 Group.

         The Company's operations to date have been financed primarily through public offerings of shares of Class A Common Stock completed in October 1994 (the "IPO"), November 1995 and November 1996 (the "1996 Offering"), which raised net proceeds of approximately $68,800,000, $86,600,000 and $143,600,000, respectively. Prior to the IPO, the Company relied on Ronald S. Lauder and entities controlled by or affiliated with him for capital in the form of both debt and equity financing.

         In May 1997, CNTS declared a total dividend of Kc 495,000,000 ($15,443,000) of which the Company was paid Kc 150,150,000 ($4,684,000) in June
1997 and will be paid Kc 231,000,000 ($7,207,000) in November 1997. The remaining Kc 113,850,000 ($3,552,000) is to be paid to minority shareholders.

         As a result of the factors described above, the Company had cash of $16,949,000 at June 30, 1997 ($78,507,000 at December 31, 1996) and marketable securities of $2,880,000 at June 30, 1997 ($2,896,000 at December 31, 1996)
available to finance its activities.

         On August 14, 1997, the Company filed an amendment to a previously filed registration statement with the Securities and Exchange Commission. The amended registration statement provides for the proposed sale by the Company of approximately $155,000,000 of two tranches of Senior Notes due 2004 (the "Notes Offering"), with one tranche denominated in United States dollars and the other in German marks. Certain covenants contained in the indentures related to the Senior Notes will restrict the ability of CME to pay dividends or make distributions and of the Company to, among other things, incur additional indebtedness and sell assets.

         The Company has made, and will continue to make, investments to develop broadcast operations in Central and Eastern Europe. The Company is currently further developing broadcast operations in Ukraine and Poland. The Company's cash needs for those investment activities may exceed cash generated from operations, resulting in external financing requirements.

         To finance developments, PULS received investment grants in an aggregate amount of DM8,544,000 ($4,910,000) from a German public bank in 1993. These grants were guaranteed by a wholly owned subsidiary of the Company. As a result of the bankruptcy proceedings initiated by PULS, no assurance can be given that the bank will not seek repayment of all or part of the investment grants from the guarantor.

         On August 1, 1996, the Company entered into the Additional CNTS Purchase for the purchase of CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($35,067,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price, Kc 150,000,000 ($5,607,000), was paid by the Company on November 15, 1996 out of the Company's cash balances. The loan from CS was drawn in August 1996 and in April 1997 in the amounts of Kc 450,000,000 ($16,464,000) and Kc 400,000,000 ($12,996,000),
respectively, to fund purchase payments due at those times. The loan bears an annual interest rate of 12.9%. Quarterly repayments on the loan are required in the amount of Kc 22,500,000 ($702,000) during the period from November 1997 through November 1998, Kc 42,500,000 ($1,326,000) during the period from February 1999 through August 2002, and Kc 20,000,000 ($624,000) during the period from November 2002 through November 2003.

         On August 11, 1997, the Company purchased Nova Consulting a.s. ("NC") from certain of the partners of CET 21, for a purchase price of $28,537,500, to be paid on an installment basis through February 15, 2000, subject to adjustment as described below. NC owns a 5.8% interest in CNTS. A portion of the payments are indexed based upon the performance of the Company's Class A Common Stock. The Company intends to sell a similar minority interest in CNTS to one or more strategic Czech investors or in a public offering in the Czech Republic.

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. As of June 30, 1997, CNTS had a line of credit with CS, obtained in October 1996, for up to Kc 250,000,000 ($7,800,000) bearing interest at a rate 0.5% over the Prague Interbank Offer Rate ("PRIBOR"). Under this facility, which is secured by CNTS's equipment, vehicles and receivables, CNTS had borrowings of Kc 58,006,000 ($1,810,000) at June 30, 1997. CNTS also had a long-term bank facility that was repaid in full in April 1997.

         In June 1997, CEDC Praha s.r.o. ("CEDC Praha"), which owned the facility that Nova TV uses as its main studios and principal offices (the "Nova Facility"), terminated the capital lease pursuant to which CEDC Praha leased the Nova Facility to CNTS, and entered into an agreement with CNTS pursuant to which
(i) CEDC Praha assigned the Nova Facility to CNTS and (ii) CNTS assumed CEDC Praha's obligations under a loan from CS (the "CS Loan") secured by a mortgage on the Nova Facility. The CS Loan provides for quarterly payments of Kc 16,500,000 ($515,000), plus interest equal to CS's prime rate plus 1.5%, to be paid through December 1999. As of June 30, 1997, the outstanding balance under the CS Loan was Kc 159,000,000 ($4,961,000).

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit substantially payable by September 30, 1997. The line of credit bears interest at a rate of 5% over LIBOR, which was 6.00% at June 30, 1997. At June 30, 1997, $1,999,000 was
outstanding under this facility. The second facility is a long-term loan for $4,000,000 due July 31, 2001. The long-term loan bears interest at 5% over LIBOR and is to be repaid in monthly installments starting September 30, 1997. At June 30, 1997, $3,854,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles. Notwithstanding these borrowing facilities, the Company believes that it will be required to provide additional funding to PRO TV in the second half of 1997.

         The laws under which the Company's operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. In the case of Federation and TVN in Poland, there are no legal reserve requirements with respect to distributions. The Company does not have sufficient voting power in Federation or TVN to compel the making of distributions. In general, the laws of countries where the Company is developing operations contain restrictions on the payment of dividends.

         The Company entered into a loan facility with ING Bank N.V. ("ING"), on July 11, 1997 pursuant to which ING agreed to provide the Company with bank financing of up to $25 million (the "ING Bridge Facility"). The ING Bridge Facility bears interest at a per annum rate equal to LIBOR plus 1.6% and matures on the earlier of October 31, 1997 and the consummation of the Notes Offering. The ING Bridge Facility is secured by pledges of the shares of certain of CME's subsidiaries. The ING Bridge Facility also contains affirmative and negative covenants, including limitations on additional borrowing, financial covenants (such as consolidated indebtedness to consolidated net worth), and restrictions on merger, sale or transfer of assets. As of August 11, 1997, $20,000,000 was outstanding under the ING Bridge Facility. A portion of the proceeds from the Notes Offering will be used to repay the ING Bridge Facility. In connection with the ING Bridge Facility, the Company has executed a term sheet with ING for a $35 million secured revolving credit facility anticipated to have a term of up to three and one-half years to fund working capital requirements, as well as operating and capital expenditures (the "Proposed ING Credit Facility"). Such facility is expected to be incurred by a subsidiary. The availability of such facility is subject to definitive documentation and satisfaction of various conditions.

         Except for the Company's working capital requirements, the Company's future cash needs will depend on the Company's financial performance and its future acquisition and development decisions. The Company is actively engaged in the development of additional broadcast operations and investing in its existing broadcasting companies throughout Central and Eastern Europe. The Company incurs certain expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company anticipates making additional investments in other broadcast operations, supplemented by capital raised from local strategic financial partners as well as local debt and lease financing, to the extent that it is available and appropriate for each project.

         The Company believes that the net proceeds from the Notes Offering, together with its current cash balances, cash from CNTS, the Proposed ING Credit Facility and local financing of broadcast operations and broadcast operations under development should be adequate to satisfy the Company's operating and capital requirements for 12 to 18 months for both its current operations and operations under development. If the Notes Offering is not completed, the Company may not be able to acquire additional broadcast rights or complete the development of additional broadcast opportunities.

         Statements made in this section, "Liquidity and Capital Resources," regarding future investments in existing television broadcast operations and the development of new television broadcast operations (including the amount and nature thereof), business strategies and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that contribute to such risks include the Company's success in obtaining additional broadcast licenses, the cost of developing these opportunities into television broadcast operations, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in these countries and general market and economic conditions in these countries.


                                     PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against the Company and Ronald S. Lauder, the Chairman of the Company's Board of Directors. Perekhid alleges that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint seeks compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. Management believes that it has substantial defenses in this matter and intends to defend the matter vigorously. On July 2, 1997, the Company filed a motion to dismiss the complaint.

         In January 1997, the Hungarian Television Commission announced tender procedures for the award of two national television broadcast licenses. Two other consortiums submitted bids by the April 10, 1997 deadline. On June 30, 1997, the Hungarian Television Commission announced the two other consortia as winners of the licenses. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian Television Commission and the other consortia. The complaint alleges that the Hungarian Television Commission (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. IRISZ TV is seeking an order to terminate the broadcasting agreements entered into by the other consortia and has reserved its right to seek damages. At a hearing on July 16, 1997, the Court denied IRISZ TV's request for interim relief. The trial on the merits of the claim is set for September 12, 1997.

         On May 13, 1997, the Company announced its decision to discontinue funding of PULS, a regional television station operating in the Berlin-Brandenburg area of Germany in which the Company has a 58% non-controlling interest. On May 27, 1997, PULS initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenburg. The Court has appointed a trustee to liquidate and wind-up PULS. PULS's broadcast license will be re-tendered by the Berlin-Brandenburg Media Council.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The following are the results of voting by shareholders present or represented at the Annual Meeting of Shareholders on May 2, 1997.

         a. The following persons were elected to serve as Directors of the Company until the next Annual Meeting of shareholders or until their respective successors have been elected and qualified:

                                               Votes for                           Abstain
                                               ---------                           -------
Ronald S. Lauder                               78,843,922                           2,700
Leonard M. Fertig                              78,843,922                           2,700
Andrew Gaspar                                  78,843,922                           2,700
Robert A. Rayne                                78,843,922                           2,700
Herbert A. Schlosser                           78,843,922                           2,700
Nicolas G. Trollope                            78,843,922                           2,700

         b. The proposal to set at eight the maximum number of directors to serve on the Board of Directors until the next Annual Meeting of Shareholders was approved, with 78,814,922 votes cast for approval, 2,700 votes cast against approval and 29,000 votes abstaining.

         c. The proposal to increase the number of authorized shares of CME's stock from 50,000,000 shares to 120,000,000 shares by increasing the number of authorized Class A Common Stock from 30,000,000 shares to 100,000,000 shares by
(i) amending CME's Memorandum of Association and (ii) amending CME's Bye-laws was approved, with 77,438,608 votes cast for approval, 1,406,650 votes cast against approval and 1,364 votes abstaining.

         d. The proposal to amend CME's Bye-laws concerning the scope of the authority of the directors and officers of the Company was approved, with 78,617,587 votes cast for approval, 5,350 votes cast against approval and 223,685 votes abstaining.

         e. The proposal to amend CME's Bye-laws concerning the requirements for approving certain proposals was approved, with 78,534,937 votes cast for approval, 256,450 votes cast against approval and 55,235 votes abstaining.

         f. The proposal to change the compensation of directors was approved, with 78,378,933 votes cast for approval, 12,475 votes cast against approval and 455,214 votes abstaining.

         g. The proposal to amend CME's Bye-laws to permit the Board of Directors to set the compensation to be paid to directors was approved, with 77,858,633 votes cast for approval, 532,775 votes cast against approval and 455,214 votes abstaining.

         h. The financial statements of the Company for the fiscal year ending December 31, 1996, together with the auditor's report thereon were approved, with 78,843,922 votes cast for approval, 2,400 votes cast against approval and 300 votes abstaining.

         i. The proposal to appoint Arthur Andersen & Co. as auditors for the Company and to authorize the directors to approve their fees was approved, with 78,844,922 votes cast for approval, 1,400 votes cast against approval and 300 votes abstaining.

ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) The following exhibits are attached:

10.1 Amendment, dated January 1, 1997, to Services Agreement among Central European Media Enterprises Ltd., Bukfenc Inc. and Andrew Gaspar, dated July 29, 1994.

10.2 Extension, dated October 23, 1996, of Services Agreement among Central European Media Enterprises Ltd., Bukfenc Inc. and Andrew Gaspar, dated July 29, 1994.

10.3 Service Agreement between R.S. Lauder Gaspar & Co., LP and Central European Media Enterprises Ltd., dated as of April 1, 1997.

10.4 Contract on Purchase of Real Estate between Central European Development Corporation Praha, spol. s.r.o. and Ceska Nezavisla Televizni Spolecnost, spol. s.r.o., dated May 21, 1997.


27.01    Financial Data Schedule

b) No reports on Form 8-K were filed during the quarter ended June 30 , 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 14, 1997
                                                  /s/Leonard M. Fertig
                                           -------------------------------------
                                                    Leonard M. Fertig
                                                 Chief Executive Officer
                                               (Duly Authorized Officer)



Date: August 14, 1997                            /s/ John A. Schwallie
                                           -------------------------------------
                                                   John A. Schwallie
                                               Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

10.1 Amendment, dated January 1, 1997, to Services Agreement among Central European Media Enterprises Ltd., Bukfenc Inc. and Andrew Gaspar, dated July 29, 1994.

10.2 Extension, dated October 23, 1996, of Services Agreement among Central European Media Enterprises Ltd., Bukfenc Inc. and Andrew Gaspar, dated July 29, 1994.

10.3 Service Agreement between R.S. Lauder Gaspar & Co., LP and Central European Media Enterprises Ltd., dated as of April 1, 1997.

10.4 Contract on Purchase of Real Estate between Central European Development Corporation Praha, spol. s.r.o. and Ceska Nezavisla Televizni Spolecnost, spol. s.r.o., dated May 21, 1997.


27.01    Financial Data Schedule