Form 10-Q
period 1997-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1997-11-13
CIK 925645

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding as of November 12, 1997
         -----                             -----------------------------------

         Class A Common Stock, par value $.01           16,916,577
         Class B Common Stock, par value $.01            7,064,475

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

                        Consolidated Balance Sheets as at
                    September 30, 1997 and December 31, 1996
                                     ($000s)

                                      ASSETS                                                       September 30,      December 31,
                                                                                                        1997              1996
                                                                                                   -------------     -------------
                                                                                                    (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents .....................................................................    $     125,017     $      78,507
Investments in marketable securities ..........................................................           29,990             2,896
Restricted cash ...............................................................................              839             2,749
Accounts receivable (net of allowances of $3,338, $3,200) .....................................           19,648            37,342
Program rights costs ..........................................................................           16,307            12,675
Value-added tax recoverable ...................................................................              562               182
Amount due from unconsolidated affiliates .....................................................            8,570             1,066
Advances to affiliates ........................................................................            3,756             4,119
Other short-term assets .......................................................................            2,532               850
Prepaid expenses ..............................................................................            8,975             5,773
                                                                                                   -------------     -------------
         Total current assets .................................................................          216,196           146,159

Investments in unconsolidated affiliates ......................................................           62,899            56,599
Investments ...................................................................................           12,000             3,600
Loans to affiliates ...........................................................................           31,292            17,766
Property, plant & equipment (net of depreciation of $28,431, $22,317) .........................           53,449            58,982
Program rights costs ..........................................................................           12,237            14,266
Broadcast licence costs and other intangibles (net of amortization of $2,184, $1,579) .........            2,570             3,097
Licence acquisition costs (net of amortization of $1,010, $854) ...............................            9,886             3,923
Goodwill ......................................................................................           61,584            35,338
Organization costs (net of amortization of $1,190, $950) ......................................              611               934
Development costs (net of allowance of $1,534, $996) ..........................................           13,155            19,105
Deferred taxes ................................................................................              778               868
Other assets ..................................................................................            6,235             4,493
                                                                                                   -------------     -------------
         Total assets .........................................................................    $     482,892     $     365,130
                                                                                                   =============     =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ..............................................................................    $      22,619     $      18,775
Accrued liabilities ...........................................................................           18,489            17,010
Duties and other taxes payable ................................................................            7,858             3,312
Income taxes payable ..........................................................................            1,021             9,948
Current portion of obligations under capital lease ............................................               77             1,794
Current portion of credit facilities ..........................................................            8,778             7,106
Dividends payable .............................................................................            1,984                --
Investments payable ...........................................................................           21,434             1,955
Advances from affiliates ......................................................................              789               606
                                                                                                   -------------     -------------
         Total current liabilities ............................................................           83,049            60,506

Deferred income taxes .........................................................................            1,049             2,142
Long-term portion of obligations under capital leases .........................................               32             7,120
Long-term portion of credit facilities ........................................................           28,368            22,488
Investments payable ...........................................................................            7,875            14,633
$100,000,000 9 3/8 % Senior Notes due 2004 ....................................................           99,847                --
DM 140,000,000 8 1/8 % Senior Notes due 2004 ..................................................           79,122                --
Other liabilities .............................................................................               29               305
Minority interest in consolidated subsidiaries ................................................            1,363             8,616

SHAREHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; authorized; 5,000,000 shares;
  issued and outstanding: none ................................................................               --                --
Class A Common Stock, $0.01 par value: authorized: 100,000,000 shares at September 30, 1997 and 30,000,000 at December 31, 1996; issued and outstanding; 16,914,377 at September 30, 1997
  and 16,664,143 at December 31, 1996 .........................................................              169               167
Class B Common Stock, $0.01 par value: authorized: 15,000,000 shares at September 30, 1997 and
  December 31, 1996; issued and outstanding; 7,064,475 at September 30, 1997 and
  7,191,475 at December 31, 1996 ..............................................................               71                72
Additional paid-in capital ....................................................................          331,961           330,315
Accumulated deficit ...........................................................................         (138,641)          (78,004)
Cumulative currency translation adjustment ....................................................          (11,402)           (3,230)
                                                                                                   -------------     -------------

Total shareholders' equity ....................................................................          182,158           249,320
                                                                                                   -------------     -------------

Total liabilities and shareholders' equity ....................................................    $     482,892     $     365,130
                                                                                                   =============     =============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000s, except per share data)
                                   (UNAUDITED)

                                                                                For the three months        For the nine months
                                                                                ended September 30,         ended September 30,
                                                                              -----------------------     -----------------------
                                                                                 1997          1996          1997          1996
                                                                              ---------     ---------     ---------     ---------
Gross revenues: ..........................................................    $  30,679     $  28,289     $ 121,594     $ 105,224
Discounts and agency commissions .........................................       (6,911)       (5,857)      (27,192)      (20,987)
                                                                              ---------     ---------     ---------     ---------
Net revenues .............................................................       23,768        22,432        94,402        84,237

Station expenses:
  Other operating costs and expenses .....................................       13,054        11,594        41,003        36,017
  Amortization of programming rights .....................................        4,630         5,171        14,521        15,440
  Depreciation of station fixed assets and other intangibles .............        3,740         3,279        11,240         9,388
                                                                              ---------     ---------     ---------     ---------
  Total station operating costs and expenses .............................       21,424        20,044        66,764        60,845
  Selling, general and administrative expenses ...........................        4,422         5,682        15,256        14,417

Corporate expenses:
  Corporate operating costs and development expenses .....................        5,669         4,218        15,110        10,728
  Amortization of goodwill and allowance for development costs ...........        2,835           744         7,430         1,407
                                                                              ---------     ---------     ---------     ---------
                                                                                  8,504         4,962        22,540        12,135

Operating loss ...........................................................      (10,582)       (8,256)      (10,158)       (3,160)
Equity in loss of unconsolidated affiliates (Note 3) .....................       (6,219)       (5,621)      (16,322)      (11,557)
Loss on impairment of investments in unconsolidated affiliates (Note 3)...           --            --       (20,707)           --
Interest and other income ................................................        1,380           205         3,996         1,284
Interest expense .........................................................       (2,931)       (1,382)       (6,218)       (2,914)
Foreign currency exchange (loss) gain ....................................       (1,999)          713        (6,585)         (917)
                                                                              ---------     ---------     ---------     ---------

Loss before provision for income taxes ...................................      (20,351)      (14,341)      (55,994)      (17,264)
Provision for income taxes ...............................................       (1,093)         (885)       (7,926)       (9,198)
                                                                              ---------     ---------     ---------     ---------

Loss before minority interest ............................................      (21,444)      (15,226)      (63,920)      (26,462)
Minority interest in loss (income) of consolidated affiliates ............        2,627           534         3,283          (610)
                                                                              ---------     ---------     ---------     ---------


Net Loss .................................................................    $ (18,817)    $ (14,692)    $ (60,637)    $ (27,072)
                                                                              =========     =========     =========     =========


PER SHARE DATA:
Net loss per share (Note 2) ..............................................    $   (0.79)    $   (0.80)    $   (2.54)    $   (1.48)
                                                                              =========     =========     =========     =========

Weighted average number of common shares outstanding (000s) ..............       23,877        18,348        23,877        18,348
                                                                              =========     =========     =========     =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

                 Consolidated Statements of Shareholders' Equity
                  For the nine months ended September 30, 1997
                                     ($000s)
                                   (Unaudited)

                                                                                                Cumulative
                                                Class A   Class B    Additional                  Currency
                                                Common    Common      Paid-in     Accumulated   Translation
                                                 Stock     Stock      Capital     Deficit (1)    Adjustment       Total
                                                -------   -------    ----------   -----------   ------------   ------------
BALANCE, December 31, 1996.....................   $ 167     $  72     $ 330,315    $  (78,004)     $  (3,230)     $ 249,320
  Capital Contributed by Shareholders..........       2        (1)        1,646            --             --          1,647
  Foreign Currency Translation Adjustments.....      --        --            --            --         (8,172)        (8,172)
  Net loss.....................................      --        --            --       (60,637)            --        (60,637)
                                                -------   -------    ----------   -----------   ------------   ------------

BALANCE, September 30, 1997....................   $ 169     $  71     $ 331,961    $  (138,641)    $ (11,402)     $ 182,158
                                                =======   =======    ==========   ============  ============   ============


(1) Of the accumulated deficit of $138,641at September 30, 1997, $87,277 represents accumulated losses in Unconsolidated Affiliates.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1997 and 1996
                                     ($000s)
                                   (Unaudited)

                                                                                       For the nine months
                                                                                       ended September 30,
                                                                                     -----------------------
                                                                                       1997          1996
                                                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ........................................................................    ($ 60,637)    ($ 27,072)
Adjustments to reconcile net loss to net cash used in operating activities:
  Equity in loss of unconsolidated affiliates ...................................       16,322        11,557
  Loss on impairment of investments in unconsolidated affiliates ................       20,707            --
  Depreciation & amortization (excluding amortization of barter programs)........       32,401        27,175
  Minority interest in (loss) income  of consolidated affiliates ................       (3,283)          610
  Valuation allowance for development costs .....................................          538           253
Changes in assets & liabilities:
  Accounts receivable ...........................................................       11,305         9,239
  Program rights paid ...........................................................      (16,679)      (18,656)
  Value-added tax recoverable ...................................................         (380)          666
  Advances to affiliates ........................................................       (6,575)       (4,174)
  Production costs ..............................................................         (303)           --
  Prepaid expenses ..............................................................       (4,497)       (1,376)
  Accounts payable ..............................................................          900          (736)
  Accrued liabilities ...........................................................          (81)        8,905
  Income & other taxes payable ..................................................       (3,382)       (7,700)
                                                                                     ---------     ---------
      Net cash used in operating activities .....................................      (13,644)       (1,309)
                                                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Unconsolidated Affiliates ......................................      (11,129)      (32,684)
  Other investments .............................................................      (23,505)           --
  Investments in marketable securities ..........................................      (27,094)        8,835
  Restricted cash ...............................................................        1,910         2,616
  Acquisition of fixed assets ...................................................       (7,693)      (13,219)
  Acquisition of minority shareholder's interest ................................       (8,694)      (16,839)
  Purchase of business ..........................................................           --        (2,962)
  Dividends paid to minority shareholders .......................................       (1,650)       (1,396)
  Payments for broadcast license costs, other assets and intangibles ............         (571)         (137)
  Development Costs .............................................................      (12,040)       (2,873)
                                                                                     ---------     ---------
      Net cash used in investing activities .....................................      (90,466)      (58,659)
                                                                                     ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities .............................................................       (2,274)       22,770
  Financing of acquisition of minority shareholder's interest ...................           --        16,839
  Payments under capital leases .................................................         (632)       (1,236)
  Loans and advances to affiliates ..............................................      (18,826)      (18,034)
  Issuance of debt ..............................................................      169,572            --
  Capital contributed by shareholders ...........................................        1,647           999
  Other long term liabilities ...................................................         (225)         (171)
  Investments by minority shareholders in consolidated affiliates ...............        2,800            --
                                                                                     ---------     ---------
      Net cash provided by financing activities .................................      152,062        21,167
                                                                                     ---------     ---------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH ....................................       (1,442)         (100)
                                                                                     ---------     ---------
  Net increase (decrease) in cash and cash equivalents ..........................       46,510       (38,901)
CASH AND CASH EQUIVALENTS, beginning of period ..................................       78,507        53,210
                                                                                     ---------     ---------
CASH AND CASH EQUIVALENTS, end of period ........................................    $ 125,017     $  14,309
                                                                                     ---------     ---------

Supplemental information:
  Cash paid for interest ........................................................    $   4,458     $   3,132
                                                                                     =========     =========

  Income taxes ..................................................................    $  20,614     $  12,976
                                                                                     =========     =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   Notes to Consolidated Financial Statements
                               September 30, 1997

1.       Organization and Business

         Central European Media Enterprises Ltd., a Bermuda corporation ("CME"), was formed in June 1994. Through its predecessor companies, CME has been in operation since 1991. CME, together with its subsidiaries (CME and it subsidiaries and affiliates are collectively referred to as the "Company"), invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe and regional commercial television stations in Germany.

         In the Czech Republic, the Company owns a 99% economic interest and has 97% of the voting power in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), which operates Nova TV, the leading private national television station in the Czech Republic. CET 21 s.r.o. ("CET 21") owns 1% of CNTS. Ceska Sporitelna Bank ("CS") has a 2% voting interest in CNTS. The Company's economic and voting interest in CNTS increased during the third quarter of 1997 as a result of the Company's August 1997 purchase of Nova Consulting a.s. ("NC"), which owns a 5.8% participation interest in CNTS, from certain of the partners of CET 21, including Vladimir Zelezny, the General Director of CNTS.

         The Company owns a 62% ownership interest in Radio Alfa a.s. ("Radio Alfa"), one of two private Czech Republic national radio broadcasters. The Company is a party to certain loan and consulting agreements with Radio Alfa. Certain of the Company's outstanding loans to Radio Alfa are convertible into an additional equity interest which, when combined with its 62% interest, would give the Company an 83.7% interest in Radio Alfa.

         In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac, operate PRO TV, a commercial television network, through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% equity interest in Media Pro International. In August 1997, the Company's interest in Media Pro International was reduced from 77.5% to 66% as a result of the exercise of an option by Mr. Tiriac to increase his interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. PRO TV, SRL holds many of the licenses for the stations comprising the PRO TV network. The Company owns a 95% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom, which holds one of two GSM licenses in Romania. Mr. Sarbu owns the remaining 5.0% of Unimedia.

         In Slovenia, the Company operates POP TV, together with MMTV d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), through Produkcija Plus d.o.o. ("Pro Plus"). Pro Plus provides programming under the name POP TV to, and sells advertising for, MMTV, Tele 59 and affiliate TV Robin. The Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.3% as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele
59. Tele 59 owns a 21% equity interest in Pro Plus, and the remaining 1% equity interest in Pro Plus is owned by MMTV. In October 1997, Pro Plus also began providing programming under the name Gajba TV to, and selling advertising for, affiliated stations in the Slovenian cities Ljubljana, Maribor and Murska Sobota. (Note 4)

         In the Slovak Republic, the Company owns an 80% non-controlling economic interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS"), which launched Markiza TV as a national television station on August 31, 1996.

       In Poland, the Company owns a 50% interest in Federacja Sp.zo.o. ("Federation"). The Polish media group ITI owns the remainder of Federation through ITI Media Group N.V., in which the Company owns a 10% interest. TVN Sp.zo.o. ("TVN"), which is owned 67% by ITI and 33% by the Company, holds broadcast licenses for northern Poland and the cities of Warsaw and Lodz. TVN owns 100% (increased from 76.3% during the fourth quarter of 1997) of Telewizja Wisla Sp.zo.o. ("TV Wisla"), which operates a regional television station in southern Poland (Note 4). Federation provides programming and advertising services to TVN and TV Wisla.

         In Ukraine, the Company owns a 50% interest in a group of companies (collectively, the "Studio 1+1 Group"), which has the right to broadcast programming and sell advertising on Ukrainian National Channel 2 ("UT-2") through 2006.

         In Hungary, in September 1997, the Company acquired a 71.2% equity interest in Budapesti Kommunikacios Rt ("TV3"), a television station broadcasting in Budapest and distributed by satellite to cable systems throughout Hungary. TV3 was relaunched on October 26, 1997 (Note 4). The Company also wholly owns Videovox Studio Limited Liability Company, a Hungarian dubbing and production company ("Videovox") and 24.9% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ("2002 Kft."), a broadcasting company in Hungary. See "Other Information - Legal Proceedings."

         The Company owns a 50% interest (non-voting profit participation) in Franken Funk & Fernsehen GmbH ("FFF"), which owns 74.8% of a regional television station in Nuremberg, Germany, NMF Neue Medien Franken GmbH and Co., K.G. ("NMF"). The Company has a 49% equity interest, and a 50% economic interest in Sachsen Funk und Fernsehen GmbH ("SFF") which owns a 33.33% equity interest in Sachsen Fernsehen Betriebs KG, which operates regional television stations in Leipzig and Dresden, Germany. On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV Beteilgungsgessellschaft GmbH & Co. Betriebs KG ("1A TV"), which operated PULS, a regional television station operating in the Berlin-Brandenburg area of Germany. The Company had a 58% non-controlling interest in 1A TV. On May 27, 1997, 1A TV initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenburg. See "Other Information - Legal Proceedings".

2.       Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and the accounts of CNTS, which operates Nova TV, PRO TV, POP TV, Videovox and Radio Alfa (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of CNTS, PRO TV, POP TV and Radio Alfa for the nine months ended September 30, 1997. Videovox was acquired in May 1996 and has been wholly owned since April 1997. A controlling interest in Radio Alfa was acquired in December 1996. CNTS, PRO TV, POP TV, 2002 Kft. (until March 1997, when the Company's ownership in 2002 Kft. decreased to 24.9%) and Videovox were the only consolidated entities for the same period in 1996. The results of Markiza TV, FFF, SFF, the Studio 1+1 Group, TVN and 1A TV (for the first quarter of 1997 only) (the "Unconsolidated Affiliates") in which the Company has, or during the nine months ended September 30, 1997 had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements as equity in loss or income of unconsolidated affiliates using the equity method. 1A TV initiated a bankruptcy proceeding in May 1997. The Company records other investments at the lower of cost and market value.

Net Loss Per Share

         Net loss per share was computed by dividing the Company's net loss by the weighted average number of Common Shares (both Class A and Class B) outstanding during the period ended September 30, 1997. The impact of outstanding options and warrants has not been included in the computation of net loss per share, as the effect of their inclusion would be anti-dilutive.

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

3.       Summary Financial Information for Unconsolidated Affiliates.


                             -----------------------------------------------
          ($ 000s)                               As of
                             -----------------------------  ----------------
                                                             December 31,
                                  September 30, 1997             1996
                             -----------------------------  ----------------
                               Markiza TV    Studio 1+1       Markiza TV
                                                Group
Current assets                   15,195         3,833           10,896
Non-current assets               26,119        21,942           28,783
Current liabilities             (12,592)       (4,562)          (6,635)
Non-current liabilities         (10,001)       (5,017)          (9,222)
                               --------       -------          -------

Net assets                       18,721        16,196           23,822
                               ========       =======          =======

                             ------------------------------          ----------------------------------
                              For the nine months ended,                For the three months ended,
                                  September 30, 1997                        September 30, 1997
                             ------------------------------          ----------------------------------
          ($ 000s)             Markiza TV    Studio 1+1                 Markiza TV       Studio 1+1
          --------             ----------    ----------                 ----------       ----------
                                                Group                                      Group
                                                -----                                      -----
Net revenues                     19,348         9,842                     5,519            2,865
Operating loss                  (2,652)        (2,388)                   (2,209)           (895)
Net loss                        (3,804)        (2,590)                   (2,516)           (931)

       The Company's share of losses in Unconsolidated Affiliates for the nine months ended September 30, 1997 was $16,322,000, including $2,843,000 in 1A TV

(prior to the write-down described below), $2,454,000 in FFF, $254,000 in SFF, $3,453,000 in Markiza TV, $4,074,000 in TVN and $3,244,000 in the Studio 1+1
Group. On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV. As a result, the Company has written down its investments in Germany (including 1A TV, FFF and SFF) by $20,707,000 and eliminated the carrying value of these investments. This write-down, together with losses incurred by the German operations during the nine months ended September 30, 1997, has resulted in a total charge of $26,258,000 in the Company's Consolidated Statements of Operations.

      To finance developments, 1A TV received investment grants in an aggregate amount of DM8,544,000 ($4,855,000) from a German public bank beginning in 1993, which grants were guaranteed by a wholly owned subsidiary of the Company. As a result of the bankruptcy proceedings initiated by 1A TV, the bank has notified the guarantor that it intends to seek repayment of the investment grants from the guarantor, plus interest at the rate of 6.0% per annum. Management believes that the maximum exposure is limited to the German assets, which have been fully provided for.

4.        Subsequent Events

         In October 1997, the Company and its partner, the Polish media group ITI, launched a television network in Poland, whereby Federation is providing programming and advertising services to TVN and TV Wisla. Also in October, TVN increased its ownership in TV Wisla from 76.3% to 100%. TV Wisla operates a regional television station in southern Poland.

         On October 26, 1997, Budapesti Kommunikacios Rt ("TV3"), a television station broadcasting in Budapest and distributed by satellite to cable systems throughout Hungary, was relaunched. In September 1997, the Company acquired a 71.2% equity interest in TV3.

         In October 1997, Pro Plus began providing programming under the name Gajba TV to, and selling advertising for, affiliated stations in the Slovenian cities Ljubljana, Maribor and Murska Sobota.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company is the leading commercial television company in Central and Eastern Europe. The Company has developed and currently operates the leading national private television stations and networks, as measured by audience share within their respective areas of broadcast reach, in the Czech Republic, the Slovak Republic, Slovenia and Romania and a leading station in Ukraine. The Company recently launched a television network in Poland, a television station in Hungary and a second television station in Slovenia. The Company's television studios, production facilities and editing suites at its national television stations produced approximately 12,000 hours of original programming in 1996 to support the Company's broadcasting operations, making it the largest private producer of local television programming in Central and Eastern Europe. To complement its commercial television activities, the Company also has interests in national radio stations and is increasingly active in program rights distribution and other media services.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company also engages in certain barter transactions in which its broadcast operations exchange unsold commercial advertising time for goods and services. The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. The primary expenses incurred in operating broadcast stations are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. Certain of the Company's operations do not require the direct incurrence of broadcast transmission expenses. However, the Company incurs significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses.

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

Selected Combined  Financial Information - Broadcast Cash Flow

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined operating data for the three and nine months ended September 30, 1997 and 1996 for national television broadcast stations or networks. The financial information included below departs materially from GAAP because it aggregates the revenues and operating income of certain Unconsolidated Affiliates with Consolidated Affiliates. This supplemental information is presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. The Company's television operations in Poland are not included in this analysis, as they were not fully operational during the three and nine months ended September 30, 1997. Regional television stations in Germany are not included in this analysis as these operations are dissimilar from those of national television broadcast entities.

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

                                                                   Three Months Ending September 30,
                                     ---------------------------------------------------------------------------------------------

                                              CNTS                    PRO TV                  POP TV               Subtotal(1)
                                     ------------------------  ----------------------  ----------------------  -------------------
                                        1996        1997           1996     1997         1996       1997         1996      1997
                                        ----        ----           ----     ----         ----       ----         ----      ----
                                                                        (dollars in thousands)
Station Operating Data:
Net revenues .......................   17,449      14,836         2,995     5,310         1,563       2,592      22,007    22,738
Station operating expense ..........  (13,032)    (11,052)       (3,785)   (5,568)       (3,009)     (3,879)    (19,826)  (20,499)
Selling, General and
Administrative expenses ............   (1,591)     (1,191)       (1,759)   (2,111)       (1,689)     (1,164)     (5,039)   (4,466)
                                      -------     -------       -------   -------       -------     -------     -------   -------

Station operating income (loss).....    2,826       2,593        (2,549)   (2,369)       (3,135)     (2,451)     (2,858)   (2,227)

Depreciation of assets..............    1,926       1,867           614     1,125           717         631       3,257     3,623
                                      -------     -------       -------   -------       -------     -------     -------   -------

EBITDA (5)..........................    4,752       4,460        (1,935)   (1,244)       (2,418)     (1,820)         399    1,396

Amortization of programming rights..    4,164       2,804           752     1,064           255         762       5,171     4,630
Cash program rights costs...........   (3,410)     (1,933)         (463)   (2,480)         (996)       (865)     (4,869)   (5,278)
                                      -------     -------       -------   -------       -------     -------     -------   -------

Broadcast cash flow ................    5,506       5,331        (1,646)   (2,660)       (3,159)     (1,923)        701       748
                                      =======     =======       =======   =======       =======     =======     =======   =======

Broadcast cash flow margin .........    31.55%      35.94%            -         -             -           -        3.18%     3.29%

Economic interest...................     88.0%       99.0%         77.5%     66.0%         72.0%       85.3%          -         -

Broadcast cash flow attributable to
the Company.........................    4,845(6)    5,278(7)     (1,276)   (1,756)(8)    (2,274)     (1,640)       1,295     1,882

                                                    Three Months Ending September 30,
                                      ------------------------------------------------------------
                                                              Studio 1+1
                                          Markiza TV (2)         Group       Total Combined (3)
                                      ----------------------- ------------ -----------------------
                                         1996       1997         1997      1996(2)(4)    1997
                                         ----       ----         ----      ----------    ----
                                                           (dollars in thousands)
Station Operating Data:
Net revenues .......................      1,195      5,519         2,865      23,202      31,122
Station operating expense ..........     (2,427)    (6,504)       (2,688)    (22,253)    (29,691)
Selling, General and
Administrative expenses ............     (1,044)    (1,224)       (1,073)     (6,083)     (6,763)
                                        -------    -------       -------     -------     -------

Station operating income (loss).....     (2,276)    (2,209)         (896)     (5,134)     (5,332)

Depreciation of assets..............        326      1,098           179       3,583       4,900
                                        -------    -------       -------     -------     -------

EBITDA (5)..........................     (1,950)    (1,111)         (717)     (1,551)       (432)

Amortization of programming rights..        599      1,775           362       5,770       6,767
Cash program rights costs...........     (3,196)    (2,264)         (640)     (8,065)     (8,182)
                                        -------    -------       -------     -------     -------

Broadcast cash flow ................     (4,547)    (1,600)         (995)     (3,846)     (1,847)
                                        =======    =======       =======     =======     =======

Broadcast cash flow margin .........          -          -             -           -           -

Economic interest...................       80.0%      80.0%         50.0%          -           -

Broadcast cash flow attributable to
the Company.........................     (3,638)    (1,280)         (498)     (2,343)        104

(1)  Includes consolidated television broadcast entities only.

(2)  Markiza TV began operations in August 1996.

(3) Represents combined operating data on a line-by-line basis for national television broadcast entities, including Markiza TV and the Studio 1+1 Group, which are accounted for using the equity method of accounting in the accompanying consolidated financial statements, and does not include (i) regional television stations in Germany, because these operations are dissimilar from those of national broadcast entities and (ii) television operations in Poland, which were not fully operational during the three months ended September 30, 1997.

(4) Does not include the Studio 1+1 Group, which began operations after September 30, 1996.


(5) EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which do not include programming rights). EBITDA is provided because it is a measure commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP for the periods indicated. See the Company's Consolidated Financial Statements included in the accompanying financial statements.

(6) Reflects the Company's purchase in August 1996 of CS's 22% economic interest in CNTS and virtually all of CS's voting power in CNTS (the "1996 CNTS Purchase") as if such acquisition had been effective from January 1, 1996.

(7) Reflects the Company's purchase in March 1997 of an additional 5.2% economic interest in CNTS (the "First 1997 CNTS Purchase") and the Company's purchase in August 1997 of an additional 5.8% economic interest in CNTS (the "Second 1997 CNTS Purchase") as if such acquisitions had been effective from January 1, 1997.

(8) Reflects the reduction in August 1997 of the Company's interest in Media Pro International from 77.5% to 66% as if such reduction had been effective from January 1, 1997.

                                                                     Nine Months Ending September 30,
                                     ---------------------------------------------------------------------------------------------

                                              CNTS                    PRO TV                  POP TV               Subtotal(1)
                                     ------------------------  ----------------------  ----------------------  -------------------
                                        1996        1997           1996     1997         1996       1997         1996      1997
                                        ----        ----           ----     ----         ----       ----         ----      ----
                                                                          (dollars in thousands)
Station Operating Data:
Net revenues .......................   70,327      63,331         7,975    18,393         5,219     9,734        83,521    91,458
Station operating expense ..........  (39,453)    (35,769)      (11,515)  (16,682)       (9,284)  (11,533)      (60,252)  (63,984)
Selling, General and
Administrative expenses ............   (5,947)     (4,328)       (4,012)   (7,250)       (3,454)   (2,930)      (13,413)  (14,508)
                                     --------     -------       -------   -------       -------   -------      --------  --------

Station operating income (loss).....   24,927      23,234        (7,552)   (5,539)       (7,519)   (4,729)        9,856    12,966

Depreciation of assets..............    5,712       5,848         1,763     3,124         1,880     1,905         9,355    10,877
                                     --------     -------       -------   -------       -------   -------      --------  --------

EBITDA (5)..........................   30,639      29,082        (5,789)   (2,415)       (5,639)   (2,824)       19,211    23,843

Amortization of programming rights..   12,360       9,194         2,205     2,989           875     2,338        15,440    14,521
Cash program rights costs...........  (13,152)     (9,687)       (3,581)   (5,152)       (1,923)   (1,881)      (18,656)  (16,720)
                                     --------     -------       -------   -------       -------   -------      --------  --------

Broadcast cash flow ................   29,847      28,589        (7,165)   (4,578)       (6,687)   (2,367)       15,995    21,644
                                     ========     =======       =======   =======       =======   =======       =======   =======

Broadcast cash flow margin .........    42.44%      45.14%            -         -             -         -         19.15%    23.67%

Economic interest...................     88.0%       99.0%         77.5%     66.0%         72.0%     85.3%            -         -

Broadcast cash flow attributable to
the Company.........................   26,265(6)   28,303(7)     (5,553)   (3,021)(8)    (4,815)   (2,019)(9)    15,897    23,263

                                                   Nine Months Ending September 30,
                                      ------------------------------------------------------------
                                                              Studio 1+1
                                         Markiza TV (2)          Group       Total Combined (3)
                                      ----------------------  ------------ -----------------------
                                         1996       1997         1997      1996(2)(4)    1997
                                         ----       ----         ----      ----------    ----
                                                        (dollars in thousands)
Station Operating Data:
Net revenues .......................      1,195     19,348         9,842      84,716     120,648
Station operating expense ..........     (2,427)   (19,021)       (9,397)    (62,679)    (92,402)
Selling, General and
Administrative expenses ............     (1,044)    (2,979)       (2,834)    (14,457)    (20,321)
                                        -------    -------       -------    --------    --------

Station operating income (loss).....     (2,276)    (2,652)       (2,389)      7,580       7,925

Depreciation of assets..............        326      3,216           461       9,681      14,554
                                        -------    -------       -------    --------    --------

EBITDA (5)..........................     (1,950)       564        (1,928)     17,261      22,479

Amortization of programming rights..        599      6,113           918      16,039      21,552
Cash program rights costs...........     (3,196)    (7,730)       (1,707)    (21,852)    (26,157)
                                        -------    -------       -------    --------    --------

Broadcast cash flow ................     (4,547)    (1,053)       (2,717)     11,448      17,874
                                        =======    =======       =======    ========    ========

Broadcast cash flow margin .........          -          -             -       13.51%      14.81%

Economic interest...................       80.0%      80.0%         50.0%          -           -

Broadcast cash flow attributable to
the Company.........................     (3,638)      (842)       (1,359)     12,259      21,062

(1)  Includes consolidated television broadcast entities only.

(2)  Markiza TV began operations in August 1996.

(3) Represents combined operating data on a line-by-line basis for national television broadcast entities, including Markiza TV and the Studio 1+1 Group, which are accounted for using the equity method of accounting in the accompanying consolidated financial statements, and does not include (i) regional television stations in Germany, because these operations are dissimilar from those of national broadcast entities and (ii) television operations in Poland, which were not fully operational during the nine months ended September 30, 1997.

(4) Does not include the Studio 1+1 Group, which began operations after September 30, 1996.


(5) EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which do not include programming rights). EBITDA is provided because it is a measure commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP for the periods indicated. See the Company's Consolidated Financial Statements included in the accompanying financial statements.

(6) Reflects the Company's purchase in August 1996 of CS's 22% economic interest in CNTS and virtually all of CS's voting power in CNTS (the "1996 CNTS Purchase") as if such acquisition had been effective from January 1, 1996.

(7) Reflects the Company's purchase in March 1997 of an additional 5.2% economic interest in CNTS (the "First 1997 CNTS Purchase") and the Company's purchase in August 1997 of an additional 5.8% economic interest in CNTS (the "Second CNTS Purchase") as if such acquisitions had been effective from January 1, 1997.

(8) Reflects the reduction in August 1997 of the Company's interest in Media Pro International from 77.5% to 66% as if such reduction had been effective from January 1, 1997.

(9) Reflects the Company's purchase in March 1997 of an additional effective economic interest of 13.3% as if such acquisition had been effective from January 1, 1997.

         "Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less broadcast operating expenses excluding depreciation and amortization, broadcast selling, general and administrative expenses, and cash program rights costs. "Broadcast cash flow margin" is broadcast cash flow divided by net broadcast revenues. "Broadcast cash flow attributable to the Company" is broadcast cash flow which is attributable to the Company based on the Company's effective economic interest in CNTS, PRO TV, POP TV, Markiza TV and the Studio 1+1 Group as of September 30, 1997, which was 99%, 66%, 85.3%, 80.0% and 50%, respectively. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. The Company has included broadcast cash flow because it is commonly used in the broadcast industry as a measure of performance. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP.

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

Certain Station Operating Data

The three months ended September 30, 1997 compared to the three months ended September 30, 1996

         Total combined broadcast cash flow improved by $1,999,000, to negative $1,847,000 for the three months ended September 30, 1997 compared to the same period in 1996. This increase was primarily attributable to a positive change in broadcast cash flow for Markiza TV and POP TV of $2,947,000 and $1,236,000, respectively, for the three months ended September 30, 1997 compared to the same period in 1996. The increase was partially offset by a $1,014,000 negative change in PRO TV's broadcast cash flow and the addition to the Company's operations of the Studio 1+1 Group, which had negative $995,000 broadcast cash flow in the three months ended September 30, 1997. CNTS had broadcast cash flow of $5,331,000 for the three months ended September 30, 1997, compared to $5,506,000 for the same period in 1996, an increase of $175,000, or 3.2%. Measured in local currency, CNTS's broadcast cash flow increased by 29.0%. CNTS's broadcast cash flow margin, which is not affected by currency fluctuations, was 35.94% for the third quarter of 1997 compared to 31.55%, for the same period in 1996.

         Total combined EBITDA had a positive change of $1,119,000, for the three months ended September 30, 1997 compared to the same period last year. This change is primarily attributable to a positive change in EBITDA for PRO TV, POP TV and Markiza TV of $691,000, $598,000 and $839,000, respectively, for the three months ended September 30, 1997 compared to the same period in 1996. The increase was partially offset by the addition to the Company's operations of the Studio 1+1 Group, which had negative $717,000 EBITDA for the three months ended September 30, 1997. CNTS recorded EBITDA of $4,460,000 in the three months ended September 30, 1997, compared to $4,752,000 for the same period in 1996, a decrease of $292,000, or 6.1%. Measured in local currency, CNTS's EBITDA increased by 29.9%.

The nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

         Total combined broadcast cash flow increased by $6,426,000, to $17,874,000, for the nine months ended September 30, 1997 compared to the same period in 1996. The increase was primarily due to positive changes in broadcast cash flow for PRO TV, POP TV and Markiza TV of $2,587,000, $4,320,000 and $3,494,000, respectively, for the nine months ended September 30, 1997 compared to the same period in 1996. The increase was partially offset by the addition to the Company's operations of the Studio 1+1 Group, which had negative $2,717,000 broadcast cash flow for the nine months ended September 30, 1997. CNTS had broadcast cash flow of $28,589,000 for the nine months ended September 30, 1997 compared to $29,847,000 for the same period in 1996, a decrease of $1,258,000, or 4.2%. Measured in local currency, CNTS's broadcast cash flow increased by 8.9%. CNTS's broadcast cash flow margin, which is not affected by currency fluctuations, was 45.14% for the nine months ended September 30, 1997, compared to 42.44% for the same period in 1996.

         Total combined EBITDA increased by $5,218,000, or 30.2%, for the nine months ended September 30, 1997 compared to the same period in 1996. This increase is primarily attributable to a positive change in EBITDA for PRO TV, POP TV and Markiza TV of $3,374,000, $2,815,000 and $2,514,000, respectively, for the nine months ended September 30, 1997. This increase was partially offset by the addition to the Company's operations of the Studio 1+1 Group, which had negative $1,928,000 EBITDA for the nine months ended September 30, 1997. CNTS recorded EBITDA of $29,082,000 in the nine months ended September 30, 1997, compared to $30,639,000 for the same period in 1996, a decrease of $1,557,000, or 5.1%. Measured in local currency, CNTS's EBITDA increased by 7.9%.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with GAAP. The Company's consolidated operating statements include the results of wholly owned subsidiaries and the results of CNTS, PRO TV, POP TV, Videovox (wholly owned since April 1997) and Radio Alfa and separately set forth the minority interest attributable to other owners of CNTS, PRO TV, POP TV and Radio Alfa. The results of other broadcast operations, Markiza TV, FFF, SFF, the Studio 1+1 Group, TVN and 1A TV (which operated PULS, a regional television station in the Berlin-Brandenburg area of Germany and which initiated a bankruptcy proceeding in May 1997), are accounted for using the equity method, which reflects the Company's share of the net income or losses in those operations. The Company records other investments at the lower of cost and market value.

Foreign Currency

         The Company and its subsidiaries generate revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT"), Slovak korunas ("Sk"), Hungarian forints ("HUF"), Ukrainian hryvna ("Hrn"), Polish zloty ("ZI") and German marks ("DM"), and incur substantial operating expenses in those currencies. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company also incurs operating expenses for programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV, Videovox, Radio Alfa, TVN and certain Studio 1+1 Group entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. PRO TV and certain Studio 1+1 Group entities operate in economies qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company. The exchange rates at the end of, and during, the periods indicated were as follows:

                                            Balance Sheet                      Income Statement
                                   -------------------------------------  --------------------------------
                                       At             At                    Average for the nine months
                                   December 31,  September 30,                  ending September 30,
                                   -------------------------------------  --------------------------------
                                       1996           1997     % change      1996      1997     % change
                                       ----           ----     --------      ----      ----     --------
Czech koruna equivalent of $1.00       27.33         32.79     -20.0%       27.27      31.01     -13.7%
German mark equivalent of $1.00         1.55          1.76     -13.5%        1.52       1.80     -18.5%
Hungarian forint equivalent of $1.00     162           197     -21.6%         n/a        188        n/a
Polish zloty equivalent of $1.00        2.88          3.42     -18.6%         n/a       3.15        n/a
Romanian lei equivalent of $1.00       4,035         7,606     -88.5%       2,987      6,837    -128.9%
Slovak koruna equivalent of $1.00      31.90         33.79      -5.9%       30.96*     33.49      -8.2%
Slovenian tolar equivalent of $1.00   141.48        165.06     -16.7%      135.00     157.58     -16.7%
Ukrainian hryvna equivalent of $1.00    1.89          1.87       0.9%         n/a       1.82        n/a

*Average for September 1996

         The Company's results of operations and financial position during the first, second and third quarters of 1997 were impacted by changes in foreign currency exchange rates since December 31, 1996. In the highly inflationary economy in Romania, PRO TV indexes sales contracts to the United States dollar in order to minimize the effects of Romanian lei devaluation. As shown above, virtually all operating currencies have weakened against the United States dollar during the nine months ended September 30, 1997.

         The underlying Czech koruna and Slovenian tolar assets and liabilities of CNTS and POP TV decreased by 20.0% and 16.7%, respectively, in United States dollar terms during the nine months ended September 30, 1997, due to foreign exchange movements. PRO TV's local currency monetary assets and liabilities decreased by up to 88.5% during the nine months ended September 30, 1997, depending on the time they remained outstanding during the period. CNTS's operating income, interest costs and minority interest in income, are approximately 13.7% lower than would be the case had the weighted average exchange rate during the nine months ended September 30, 1997 remained the same as during the nine months ended September 30, 1996.


Results of Operations

The three months ended September 30, 1997 compared to the three months ended September 30, 1996

         The Company's net revenues increased by $1,336,000, or 6.0%, to $23,768,000, in the three months ended September 30, 1997 from $22,432,000 in the same period in 1996. PRO TV and POP TV achieved net revenues of $5,310,000 and $2,592,000, respectively, for the three months ended September 30, 1997, reflecting increases of $2,315,000, or 77.3%, and $1,029,000, or 65.8%, respectively, over the same period in 1996. This significant revenue growth was primarily the result of the growth in audience share and PRO TV's and POP TV's ability to convert their dominant audience shares into larger shares of their respective advertising markets, as well as the overall growth of the Company's television advertising markets. Videovox and Radio Alfa, with combined net revenues of $1,030,000 for the three months ended September 30, 1997, also contributed to the increase in the Company's net revenues. Videovox was acquired in May 1996 and Radio Alfa was acquired in December 1996. These increases were partially offset by a decrease in net revenues at CNTS, as discussed below.

         CNTS's net advertising revenues decreased by $967,000, or 6.2%, in the three months ended September 30, 1997 compared to the same period in 1996 primarily as a result of the devaluation of the Czech koruna. In local currency terms, CNTS's net advertising revenues increased by 19.9% to Kc 500,047,000 for the three months ended September 30, 1997 compared to the same period in 1996. This increase was offset by a 13.7% depreciation of the Czech koruna. CNTS's United States dollar net revenues from advertising sales were approximately $2,211,000 lower than they would have been if the currency had remained stable since the end of the same period in 1996. Other revenues (principally game show revenues) decreased by $1,647,000. The decline in game show revenues is primarily attributable to fewer game shows due to a current lack of game show sponsors. Primarily as a result of currency devaluations and the decrease in game show revenues, CNTS's total net revenues decreased $2,613,000, in the three months ended September 30, 1997 compared to the same period in 1996.

         Total station operating costs and expenses increased by $1,380,000, or 6.9%, to $21,424,000 in the three months ended September 30, 1997 from $20,044,000 in the same period in 1996. The increase in total station operating costs and expenses was primarily attributable to the increasing scope of operations of PRO TV and POP TV. CNTS's operating costs and expenses decreased by $1,980,000 for the three months ended September 30, 1997 compared to the same period in 1996. This decrease is primarily attributable to the devaluation of the Czech koruna and, to a lesser extent to lower amortization of program rights, as well as an increase in operating costs and expenses at a rate less than Czech inflation for the three months ended September 30, 1997, compared to the same period in 1996.


         Station selling, general and administrative expenses decreased by $1,260,000, or 22.2%, to $4,422,000 in the three months ended September 30, 1997 from $5,682,000 in the same period in 1996. This decrease was primarily attributable to the decrease in POP TV and CNTS selling, general and administrative expenses. Measured in local currency, CNTS's station selling, general and administrative expenses decreased by 6.1% from Kc 42,559,000 to Kc 39,944,000, for the same period in 1996 and 1997, respectively.

         Corporate operating costs and development expenses for the three months ended September 30, 1997 and 1996 were $5,669,000 and $4,218,000, respectively, an increase of $1,451,000. The increase was primarily attributable to the Company's increased scope of operations, the continued development of the Company's operational infrastructure, the Company's new operations in Poland and Hungary and development activities in other countries.

         Amortization of goodwill and allowance for development costs was $2,835,000 and $744,000 in the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to amortization of goodwill related to the Company's purchase in August 1996 of a 22% economic interest in CNTS (the "1996 CNTS Purchase"), the Company's purchase in March 1997 of a 5.2% economic interest in CNTS (the "First 1997 CNTS Purchase") and the Company's purchase of a 5.8% economic interest in CNTS in August 1997 (the "Second 1997 CNTS Purchase" and together with the 1996 CNTS Purchase and the First 1997 CNTS Purchase, the "Additional CNTS Purchases"), and, to a lesser extent, the amortization of goodwill related to investments in Radio Alfa.

         As a result of the above factors, operating loss increased by $2,326,000 to $10,582,000 in the three months ended September 30, 1997, from $8,256,000 in the same period in 1996.

         Equity in loss of unconsolidated affiliates increased by 10.6% or $598,000 to $6,219,000 in the three months ended September 30, 1997 from $5,621,000 in the same period in 1996. This increase is primarily attributable to the addition of TVN and the Studio 1+1 Group to the Company's operations, as these stations both incurred losses in the third quarter of 1997. The Company has provided additional operating funds for FFF and SFF totalling $1,015,000, which has been included in equity in loss of unconsolidated affiliates in the accompanying Consolidated Financial Statements. The Company did not provide any funds to 1A TV in the three months ended September 30, 1997.

         Interest and other income increased to $1,380,000 for the three months ended September 30, 1997 from $205,000 for the same period in 1996. This increase was primarily attributable to interest on increased cash and marketable securities.

         Interest expense increased by $1,549,000, to $2,931,000 in the three months ended September 30, 1997 from $1,382,000 in the same period in 1996. This increase is primarily attributable to accrued interest on CME's $100,000,000 principal amount 9 3/8% Senior Notes and DM 140,000,000 principal amount 8 1/8% Senior Notes, each due 2004, issued in August 1997 (collectively, the "Senior

Notes"). See "-Liquidity and Capital Resources". This increase was also partially attributable to interest expense incurred at the corporate level for the Czech koruna debt funding for the 1996 CNTS Purchase and was partially offset by lower interest expense at CNTS due to lower debt levels.

         The net foreign currency exchange loss of $1,999,000 in the three months ended September 30, 1997 is primarily attributable to the devaluation of the Czech koruna, Romanian lei and Slovenian tolar against the dollar during this period.

         Minority interest in loss of consolidated subsidiaries was $2,627,000 in the three months ended September 30, 1997 and $534,000 in the same period in 1996. This increase is primarily the result of increased minority interest in the net loss of PRO TV and decreased minority interest in the net income of CNTS.

         As a result of these factors, the net loss of the Company was $18,817,000 and $14,692,000 for the three months ended September 30, 1997 and 1996, respectively.

The nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

         The Company's net revenues increased by $10,165,000, or 12.1%, to $94,402,000, in the nine months ended September 30, 1997 from $84,237,000 in the same period in 1996. This increase was primarily was attributable to PRO TV and POP TV net revenues of $18,393,000 and $9,734,000, respectively, for the nine months ended September 30, 1997, reflecting increases of $10,418,000, or 130.6%, and $4,515,000, or 86.5%, respectively, over the same period in 1996. This significant revenue growth is primarily the result of the growth in audience share and PRO TV's and POP TV's ability to convert their dominant audience shares into larger shares of their respective advertising markets. Videovox and Radio Alfa, with combined net revenues of $2,944,000, for the nine months ended September 30, 1997, also contributed to the increase in the Company's net revenues. Videovox was acquired in May 1996 and Radio Alfa was acquired in December 1996. These increases were partially offset by a decrease in net revenues at CNTS, as discussed below.

         CNTS's net advertising revenues decreased by $1,802,000, or 2.8%, in the nine months ended September 30, 1997 compared to the same period in 1996, primarily as a result of the devaluation of the Czech koruna. In local currency terms,

CNTS's net advertising revenues increased by Kc 182,598,000, or 10.5%, to Kc 1,921,442,000 in the nine months ended September 30, 1997 compared to the same period in 1996. This increase was offset by a 13.7% depreciation of the Czech koruna. CNTS's United States dollar net revenues from advertising sales were approximately $8,500,000 lower than they would have been if the currency had remained stable since the end of the same period in 1996. Other revenues (principally game show revenues) decreased by $5,208,000. The decline in game show revenues is principally attributable to fewer game shows due to a current lack of game show sponsors. As a result, CNTS's total net revenues decreased by $6,996,000, to $63,331,000 in the nine months ended September 30, 1997 from $70,327,000 in the same period in 1996.

         Total station operating costs and expenses increased by $5,919,000, or 9.7%, to $66,764,000 in the nine months ended September 30, 1997 from $60,845,000 in the same period in 1996. The increase in total station operating costs and expenses is primarily attributable to the increasing scope of operations of PRO TV and POP TV. CNTS's operating costs and expenses decreased by $3,684,000 for the nine months ended September 30, 1997 compared to the same period in 1996. This decrease is primarily attributable to the devaluation of the Czech koruna and, to a lesser extent, to lower amortization of program rights at CNTS for the nine months ended September 30, 1997 compared to the same period in 1996.

         Station selling, general and administrative expenses increased by $839,000, or 5.8%, to $15,256,000 in the nine months ended September 30, 1997 from $14,417,000 in the same period in 1996. This increase was primarily attributable to increased marketing expenses at PRO TV. To a lesser extent, the increase in station selling, general and administrative expenses was attributable to the addition to the Company's operations of Radio Alfa in December 1996 and Videovox in May 1996.

         Corporate operating costs and development expenses for the nine months ended September 30, 1997 and in 1996 were $15,110,000 and $10,728,000, respectively, an increase of $4,382,000. The increase was primarily attributable to the Company's increased scope of operations, the continued development of the Company's operational infrastructure, the Company's new operations in Poland and Hungary and development activities in other countries.

         Amortization of goodwill and allowance for development costs was $7,430,000 and $1,407,000 in the nine months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to amortization of goodwill related to the Additional CNTS Purchases and, to a lesser extent, the amortization of goodwill related to investments in Radio Alfa.

         As a result of the above factors, the Company's operating loss increased by $6,998,000 to $10,158,000 in the nine months ended September 30, 1997 compared to $3,160,000, in the same period in 1996.

         Equity in loss of unconsolidated affiliates increased by $4,765,000 to $16,322,000 in the nine months ended September 30, 1997 from $11,557,000 in the same period in 1996. The increase reflects the addition of Markiza TV, TVN and the Studio 1+1 Group to the Company's operations, as these stations all incurred losses in the nine months ended September 30, 1997. This increase also reflects losses in the Company's German operations, including 1A TV until May 1997, when 1A TV initiated a bankruptcy proceeding but excluding the Company's write-down of its investments in Germany.


         Loss on impairment of investments in unconsolidated affiliates of $20,707,000, was a result of the write-down of the Company's investments in Germany. This write-down, together with losses incurred by the German operations during the nine months ended September 30, 1997, has resulted in a total charge of $26,258,000 in the Company's Consolidated Statements of Operations in that period.

         Interest and other income increased by $2,712,000, to $3,996,000 for the nine months ended September 30, 1997 from $1,284,000 for the same period in 1996. The increase was primarily attributable to interest on increased cash and marketable securities.

         Interest expense increased by $3,304,000, to $6,218,000 in the nine months ended September 30, 1997 from $2,914,000 in the same period in 1996. This increase is primarily attributable to accrued interest on CME's Senior Notes. See "-Liquidity and Capital Resources." This increase was also attributable to interest expense incurred at the corporate level for the Czech koruna debt funding of the 1996 CNTS Purchase and was partially offset by lower interest expense at CNTS due to lower debt levels.

         The net foreign currency exchange loss of $6,585,000 in the nine months ended September 30, 1997 is primarily attributable to the devaluation of the Czech koruna, Romanian lei and Slovenian tolar against the dollar during this period.

         Provision for income taxes was $7,926,000 for the nine months ended September 30, 1997 and $9,198,000 for the same period in 1996 as a result of improved tax planning.

         Minority interest in loss of consolidated subsidiaries was $3,283,000 in the nine months ended September 30, 1997 and minority interest in income of consolidated subsidiaries was $610,000 in the same period in 1996. This increase is primarily the result of increased minority interest in the net loss of PRO TV and decreased minority interest in the net income of CNTS.

         As a result of these factors, the net loss of the Company was $60,637,000 and $27,072,000 for the nine months ended September 30, 1997 and 1996, respectively.

Operations in Poland

         On October 3, 1997, the Company and its partner, the Polish media group ITI, successfully launched the TVN network in Poland, whereby Federation is providing programming and advertising services to TVN and TV Wisla. The launch occurred after a short gestation period of only seven months since the grant of the TVN licenses. The Poland operation is a technologically complex project involving the integration of local low power and medium power transmitters, cable headends and several separate regional programming feeds, as required by the television licenses, using digital satellite distribution.

         Initial results from the Poland project indicate a greater than expected need to upgrade the terrestrial signal distribution network, re-orient antennae and work with cable operators to ensure high quality carriage. The company is actively engaged in efforts to increase signal availability to Polish homes. These efforts, which will continue for several months, are expected to result in a gradual increase of the ability to view the station to its level of full technical coverage, which is currently approximately 57% of the Polish population, and a concomitant increase in viewing and ratings. The growth of ratings and achievement of targeted revenues of the TVN network will be a function of the speed and success of these efforts.


Liquidity and Capital Resources

         Net cash used in operating activities was $13,664,000 in the nine months ended September 30, 1997 compared to $1,309,000 in the same period in 1996. The increase in net cash used in operating activities of $12,335,000 was primarily the result of station prepayments for technical equipment and an increase in advances to affiliates.

         Net cash used in investing activities was $90,446,000 in the nine months ended September 30, 1997 compared to $58,659,000 in the same period in 1996. The increase was primarily attributable to an increase in investments in Poland and in MobilRom in Romania, an increase in development costs in Hungary and the Second 1997 CNTS Purchase. In addition, the Company's investment in marketable securities during the nine months ended September 30, 1997 increased compared to the same period in 1996. This increase is partially offset by a reduction in capital expenditures from levels during the start-up of PRO TV and POP TV in 1996.

         Net cash provided by financing activities for the nine months ended September 30, 1997 was $152,062,000 compared to $21,167,000 for the same period in 1996. The increase was primarily the result of the Notes Offering described below.

         In August 1997, CME issued the Senior Notes, which raised net proceeds of approximately $170,000,000 (the "Notes Offering"). The Senior Notes are denominated in United States dollars, in part, and in German marks, in part. The United States dollar denominated Senior Notes bear interest at a rate of 9.375% per annum, and the German mark denominated Senior Notes bear interest at a rate of 8.125% per annum. The principal amount of the Senior Notes is repayable on their maturity date, August 15, 2004. The indentures governing the Senior Notes contain certain restrictions relating to the ability of CME and its subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments, sell assets and engage in extraordinary transactions.

         Prior to the Notes Offering, the Company's operations were financed primarily through public offerings of shares of Class A Common Stock completed in October 1994 (the "IPO"), November 1995 and November 1996 (the "1996 Offering"), which raised net proceeds of approximately $68,800,000, $86,600,000 and $143,600,000, respectively. Prior to the IPO, the Company relied on Ronald
S. Lauder and entities controlled by or affiliated with him for capital in the form of both debt and equity financing.

         In May 1997, CNTS declared a total dividend of Kc 495,000,000 ($15,096,000) of which the Company was paid Kc 150,150,000 ($4,684,000) in June
1997 and will be paid Kc 115,500,000 ($3,522,000) in each of November 1997 and January 1998. The remaining Kc 113,850,000 ($3,472,000) is to be paid to minority shareholders.

         In August 1997, the Company received $2,800,000 from its partner in Romania, Ion Tiriac, in connection with his exercise of an option to increase his interest in Media Pro International, which operates PRO TV.

         As a result of the factors described above, the Company had cash of $125,017,000 at September 30, 1997 ($78,507,000 at December 31, 1996) and
marketable securities of $29,990,000 at September 30, 1997 ($2,896,000 at December 31, 1996) available to finance its activities.

         The Company has made, and expects to continue to make, investments to develop broadcast operations in Central and Eastern Europe. The Company's cash needs for those investment activities may exceed cash generated from operations and the proceeds of the Notes Offering, resulting in external financing requirements.

         The Company entered into a loan facility with ING Bank N.V. ("ING"), on July 11, 1997 pursuant to which ING agreed to provide the Company with bank financing of up to $25 million (the "ING Bridge Facility"). The ING Bridge Facility matured upon the consummation of the Notes Offering. On August 25, 1997, approximately $20 million of the proceeds from the Notes Offering were used to repay in full the ING Bridge Facility. In connection with the ING Bridge Facility, the Company executed a term sheet with ING for a $35 million secured revolving credit facility anticipated to have a term of up to three and one-half years to fund working capital requirements, as well as operating and capital expenditures (the "Proposed ING Credit Facility"). The Proposed ING Credit Facility is expected to be incurred by a subsidiary. The availability of the Proposed ING Credit Facility is subject to definitive documentation and satisfaction of various conditions.

        On August 11, 1997, the Company made the Second 1997 CNTS Purchase when it purchased Nova Consulting a.s. ("NC") from certain of the partners of CET 21, for a purchase price of $28,537,500, to be paid on an installment basis through February 15, 2000, subject to adjustment as described below. NC owns a 5.8% interest in CNTS. A portion of the payments are indexed based upon the performance of the Company's Class A Common Stock. As of September 30, 1997, the Company has paid $7,000,000 of the purchase price and will make further payments of $4,500,000 during the fourth quarter of 1997. The Company intends to sell a minority interest in

CNTS in a public offering in the Czech Republic, as well as to one or more strategic Czech investors.

         On August 1, 1996, the Company entered into the Additional CNTS Purchase for the purchase of CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($35,067,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price, Kc 150,000,000 ($5,607,000), was paid by the Company on November 15, 1996 out of the Company's cash balances. The loan from CS was drawn in August 1996 and in April 1997 in the amounts of Kc 450,000,000 ($16,464,000) and Kc 400,000,000 ($12,996,000),
respectively, to fund purchase payments due at those times. The loan bears an annual interest rate of 12.9%. Quarterly repayments on the loan are required in the amount of Kc 22,500,000 ($686,000) during the period from November 1997 through November 1998, Kc 42,500,000 ($1,296,000) during the period from February 1999 through August 2002, and Kc 20,000,000 ($610,000) during the period from November 2002 through November 2003.

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. CNTS has a line of credit with CS, obtained in October 1996, for up to Kc 250,000,000 ($7,624,000) bearing interest at a rate 0.5% over the Prague Interbank Offer Rate ("PRIBOR"). Under this facility, which is secured by CNTS's equipment, vehicles and receivables, CNTS had borrowings of Kc 406,000 ($12,000) at September 30, 1997. In October 1997, CNTS entered into a Kc 500,000,000 ($15,249,000) line of credit with ING Bank N.V. The line of credit, which may be drawn in Czech koruna, German marks or United States dollars, bears interest at a rate of 0.5% over the interbank offered rate for the applicable currency and matures in October 1999.

         In June 1997, CEDC Praha s.r.o. ("CEDC Praha"), which owned the facility that Nova TV uses as its main studios and principal offices (the "Nova Facility"), terminated the capital lease pursuant to which CEDC Praha leased the Nova Facility to CNTS, and entered into an agreement with CNTS pursuant to which
(i) CEDC Praha assigned the Nova Facility to CNTS and (ii) CNTS assumed CEDC Praha's obligations under a loan from CS (the "CS Loan") secured by a mortgage on the Nova Facility. The CS Loan provides for quarterly payments of Kc 16,500,000 ($503,000), plus interest equal to CS's prime rate plus 1.5%, to be paid through December 1999. As of September 30, 1997, the outstanding balance under the CS Loan was Kc 142,500,000 ($4,346,000).

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit substantially payable during December 1997. The line of credit bears interest at a rate of 5% over LIBOR. At September 30, 1997, $1,999,000 was outstanding under this facility. The second facility is a long-term loan for $4,000,000 due July 31, 2001. The long-term loan bears interest at 5% over LIBOR and is to be repaid in monthly installments starting during December 1997. At September 30, 1997, $3,854,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles. Notwithstanding these borrowing facilities, the Company believes that it will be required to provide additional funding to PRO TV.

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

         Statements made in "Operations in Poland" and "Liquidity and Capital Resources," regarding the Poland operations, future investments in existing television broadcast operations and the development of new television broadcast operations (including the amount and nature thereof), business strategies and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that contribute to such risks include the Company's success in increasing signal availability in Poland (with respect to "Operations in Poland") and success in obtaining additional broadcast licenses, the cost of developing opportunities into television broadcast operations, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in these countries and general market and economic conditions in these countries.


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings.

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

         In January 1997, the Hungarian Television Commission announced tender procedures for the award of two national television broadcast licenses. The Company formed a consortium, MKTV Rt. ("IRISZ TV"), which submitted an application for these licenses. Two other consortia submitted bids by the April 10, 1997 deadline. On June 30, 1997, the Hungarian Television Commission announced the two other consortia as winners of the licenses. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian Television Commission and the other consortia. The complaint alleges that the Hungarian Television Commission (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. IRISZ TV is seeking an order to terminate the broadcasting agreements entered into by the other consortia and has reserved its right to seek damages. At a hearing on July 16, 1997, the Court denied IRISZ TV's request for interim relief. The trial on the merits of the claim began on September 12, 1997. The Court has ordered additional discovery and scheduled the next hearing for March 25, 1998.

         On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV, which operated PULS, a regional television station operating in the Berlin-Brandenburg area of Germany. The Company had a 58% non-controlling interest in 1A TV. On May 27, 1997, 1A TV initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenburg. The Court has appointed a trustee to liquidate and wind-up 1A TV. The administrator has requested to meet with the Company in connection with possible claims against the Company on behalf of the bankruptcy estate. The Company expects to meet with the administrator in the near future.

         To finance developments, 1A TV received investment grants in an aggregate amount of DM8,544,000 ($4,855,000) from a German public bank beginning in 1993, which grants were guaranteed by a wholly owned subsidiary of the Company. As a result of the bankruptcy proceedings initiated by 1A TV, the bank has notified the guarantor that it intends to seek repayment of the investment grants from the guarantor, plus interest at the rate of 6.0% per annum. Management believes that the maximum exposure is limited to the German assets, which have been fully provided for.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 2.           Changes in Securities and Use of Proceeds.

         On August 1, 1997, CME issued warrants to purchase up to 100,000 shares of CME's Class A Common Stock to each of the Lavendar Foundation, Staffordshire Corporation and MAWA Holding N.V., companies owned by certain affiliates of ITI, a Polish media group and the Company's partner in Federation in Poland. In consideration of the issuance of these warrants, such affiliates of ITI agreed to restrict their and their affiliates' activities which could compete with the Company's media businesses in Poland. Each of these warrants becomes exerciseable with respect to 33,333 shares on August 1, 2000, 33,333 shares on August 1, 2001 and 33,334 shares on August 1, 2002. The exercise price of these warrants is $26.25 per share (110% of the average closing price of CME's Class A Common Stock for the five trading days up to and including the warrant issuance date). These warrants expire upon the earlier of (i) August 1, 2004 and (ii) a material adverse change, by reason of any Polish regulatory requirement, in the television and media businesses in which the Company and ITI are partners. The issuance of the warrants did not involve any public offering and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.           Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

 3.1 Certificate of Deposit of Memorandum of Increase of Share Capital, executed by Registrar of Companies on May 20, 1997.

10.1 Shareholder's Agreement, dated August 1, 1997, among Federacja Sp.zo.o., ITI Media Group N.V., CME Media Enterprises B.V., CME Poland B.V. and Unidome Beheer B.V.


27.01    Financial Data Schedule

b)       No reports on Form 8-K were filed during the quarter ended
         September 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1997                         /s/ Leonard M. Fertig
                                                ------------------------------
                                                Leonard M. Fertig
                                                Chief Executive Officer
                                                (Duly Authorized Officer)


Date: November 13, 1997                          /s/ John A. Schwallie
                                                 -----------------------------
                                                 John A. Schwallie
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


 3.1 Certificate of Deposit of Memorandum of Increase of Share Capital, executed by Registrar of Companies on May 20, 1997.

10.1 Shareholder's Agreement, dated August 1, 1997, among Federacja Sp.zo.o., ITI Media Group N.V., CME Media Enterprises B.V., CME Poland B.V. and Unidome Beheer B.V.


27.01    Financial Data Schedule