Form 10-K405
period 1997-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1998-03-30
CIK 925645

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the Fiscal Year Ended December 31, 1997 Commission File Number: 0-24796

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
             (Exact name of registrant as specified in its charter)

               Bermuda                               Not Applicable
       (State or other jurisdiction                  (IRS Employer
            of incorporation)                     Identification No.)

                             --------------------
                               Clarendon House
                                Church Street
                                Hamilton HM CX
                                   Bermuda
                   (Address of principal executive offices)

                                (441) 296-1431
                       (Registrant's telephone number)
                             --------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
                             --------------------
           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $0.01 par value
                          9.375% Senior Notes Due 2004
                          8.125% Senior Notes Due 2004
                             --------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X        NO _______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 24, 1998 was approximately $479,841,278

                             --------------------
 Number of shares of Class A Common Stock outstanding as of March 20, 1998:
                                   16,945,519

 Number of shares of Class B Common Stock outstanding as of March 20,1998:
                                   7,057,083
                              --------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Location in Form 10-K in which
           Document                                Document is Incorporated
           --------                                ------------------------

   Registrant's Proxy Statement                            Part III
      for the 1998 Annual Meeting of Shareholders

================================================================================

                                TABLE OF CONTENTS

                                                                                                           Page
                                     PART I

Item 1.       Business........................................................................................1
Item 2.       Properties.....................................................................................22
Item 3.       Legal Proceedings..............................................................................22
Item 4.       Submission of matters to vote of security holders..............................................24

                                     PART II

Item 5.       Market for registrant's common equity and related stockholder matters..........................25
Item 6.       Selected financial data........................................................................25
Item 7.       Management's discussion and analysis of financial condition and results
              Of operations..................................................................................27
Item 8.       Financial statements and supplementary data....................................................40
Item 9.       Changes in and disagreements with accountants on accounting and financial disclosure..........................................................................107

                                    PART III

Item 10.      Directors and executive officers of the registrant............................................107
Item 11.      Executive compensation........................................................................107
Item 12.      Security ownership of certain beneficial owners and management................................107
Item 13.      Certain relationships and related transactions................................................107

                                     PART IV

Item 14.      Exhibits, financial statement schedules and reports on Form 8-K...............................107


SIGNATURES

                                     PART I


Item 1.           BUSINESS

General

         Central European Media Enterprises Ltd. ("CME") is a Bermuda corporation. All references to the "Company" include CME, its predecessors and its direct and indirect Subsidiaries, and all references to "Subsidiaries" include each corporation or partnership in which CME has a direct or indirect equity or voting interest.

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Czech Republic, the Slovak Republic and Slovenia had the leading nationwide audience shares for 1997; the Company's television station in Ukraine had the leading nationwide audience share for the fourth quarter of 1997; and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1997. In October 1997, the Company launched television broadcast operations in Poland and Hungary. The Company's television studios, production facilities and editing suites at its national television stations produced approximately 11,000 hours of original programming in 1997 to support the Company's broadcasting operations, making it the largest private producer of local television programming in Central and Eastern Europe. To complement its commercial television activities, the Company is increasingly active in program rights distribution and other media services.

         The Company's current television stations and networks, which reach an aggregate of approximately 100 million people in seven countries, consist of the following:

                                                                      Broadcast     Economic
Country                      Population(1)  Stations and Networks     Reach (2)      Interest
-------                      -------------  ---------------------     ---------      --------

Czech Republic............        10.3      Nova TV                         10.2     99.0%
Romania...................        22.5      PRO TV/Acasa TV                 14.4     66.0%
Slovenia..................         2.0      POP TV/Gajba TV                  1.6     85.3%
Slovak Republic...........         5.4      Markiza TV                       4.8     80.0%
Ukraine...................        50.4      Studio 1+1 Group                47.9     50.0%
Poland....................        38.6      TVN                             17.4     50.0%
Hungary...................        10.2      TV3                              3.6     71.2%
                             ---------                               -----------
    Total.................       139.4                                      99.9
                             =========                               ===========

(1)       Country population in millions.

(2) "Broadcast Reach" measures the number of people in millions reached by the Company's stations and networks.

         The Company's first national television operation began in February 1994 with the launch of Nova TV in the Czech Republic. Since then, Nova TV has consistently achieved an audience share in excess of 50%. The Company estimates that television advertising expenditures in the Czech Republic grew from approximately $67 million in 1993 to approximately $163 million in 1997. The Company believes that Nova TV has achieved its success in large part by providing a wide range of popular programming designed to appeal to a mass market audience, including a mix of locally produced news and entertainment formats and films and television series acquired from major international distributors, and a format distinctly different from that offered by competing stations in terms of image and local focus. The Company capitalized on its successful launch of Nova TV by adopting similar programming and operating strategies for PRO TV in Romania, POP TV in Slovenia, Markiza TV in the Slovak Republic and Studio 1+1 in Ukraine.

         Unless otherwise noted, all statistical and financial information presented in this report has been converted into United States dollars using exchange rates as of December 31, 1997. All references to '$' or 'dollars' are to United States dollars, all references to 'Kc' are to Czech korunas, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenia tolar, all references to 'Sk' are to Slovak korunas, all references to 'Zl' are to Polish zloty, all references to 'Hrn' are to Ukrainian hryvna, all references to HUF are to Hungarian forints and all references to 'DM' are to German marks. The exchange rates as of December 31, 1997 used in this report are 34.64 Kc/$; 8,023 ROL/$; 169.18 SIT/$; 34.78 Sk/$; 3.52 Zl/$; 1.90 Hrn/$; 204 HUF/$; and
1.80 DM/$.

Corporate Structure

         Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. CME's assets are held through a series of Dutch and Netherland Antilles holding companies.

         The Company's ownership interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), which operates Nova TV, is governed by the terms of a Memorandum of Association and Investment Agreement dated as of May 4, 1993 to which Ceska Sporitelna Bank ("CS") and CET 21 s.r.o. ("CET 21") are also parties. The Company is entitled to 99% of the total profits of and has 97% of the voting power in CNTS. In August 1996, the Company purchased from CS a 22% economic and 20% voting interest in CNTS (the "Additional CNTS Purchase"), at which time CS granted the Company an option to acquire CS's remaining 2% voting interest for no additional consideration. In December 1997, the Company exercised its option and acquired the 2% voting interest and the Company is in the process of registering such acquisition pursuant to Czech law. Upon the completion of such registration the Company will have 99% of the voting power in CNTS. CET 21 owns 1.0% of CNTS. CET 21 has granted to CNTS the exclusive access to the use of the broadcast license. The Company has the right to appoint six of the seven members of CNTS's Committee of Representatives, which directs the affairs of CNTS. A representative of CET 21 has certain delay and veto rights on non-economic programming matters related directly to the broadcast license.

         The Company's interest in PRO TV is governed by a Cooperation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa TV (launched in February 1998) are operated. Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain fundamental financial and corporate matters the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required. The Company owns 49% of the equity of PRO TV, SRL which holds many of the licenses for the stations which comprise the PRO TV network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. In addition, in Romania, the Company owns 70% of each of Media Vision SRL ("Media Vision"), a production and dubbing company, and Video Vision International SRL ("Video Vision"), a post-production company. The Company owns a 95% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom ("MobilRom"). MobilRom operates a GSM cellular telephone network in Romania. Mr. Sarbu owns the remaining 5% of Unimedia.

         The Company's interest in POP TV and Gajba TV (launched in October
1997) is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), forming Produkcija Plus d.o.o. ("Pro Plus"). The Company currently owns 78% of the equity in Pro Plus, but has an effective economic interest of 85.3% as a result of its right to 33% of the profits of MMTV and 33% of the profits of Tele 59. Tele 59 currently owns a 21% equity interest in Pro Plus, and MMTV currently owns a 1% equity interest in Pro Plus. The Company owns 10% of the equity of each of Tele 59 and MMTV. Voting power and interests in profits of Pro Plus are equal to the partners' equity interests. All major decisions concerning the affairs of Pro Plus are made by the general meeting of partners and require a 70% affirmative vote. Certain fundamental financial and corporate matters require an 85% affirmative vote of the partners. The Company also owns a 20% interest in Meglic Telecom d.o.o. ("MTC") a cable operator in Ljubljana. In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia, which competes with POP TV (the "Kanal A Agreement"). There is currently an injunction in effect preventing the completion of the Kanal A Agreement.
See Item 3 "Legal Proceedings".

         The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 (the "Slovak Agreement") between the Company and Markiza-Slovakia s.r.o. ("Markiza") forming Slovenska Televizna Spolocnost, s.r.o. ("STS"). Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49% voting interest and an 80% economic interest in, STS. Markiza, which holds the television broadcast license, and STS have entered into an agreement under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 80% of the profits of STS, except that until the Company is repaid its capital contributions plus a priority return at the rate of 6% per annum on such capital contributions, 90% of the profits will be paid to the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees (two of whom have been named) of Markiza, however, all significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners.

         The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company holds a 50% equity interest in each of Innova Film GmbH ("Innova") and International Media Services ("IMS") and an indirect 25% equity interest in Prioritet, a Ukrainian company ("Prioritet"). Innova holds 100% of Intermedia, a Ukrainian company ("Intermedia"), which in turn holds a 30% equity interest in a separate Ukrainian company which holds the license to broadcast programming and sell advertising on UT-2 (the "UT-2 License"). Innova, IMS, Intermedia and Prioritet have entered into arrangements regarding advertising revenues generated on UT-2. Interests in profits of each entity in the Studio 1+1 Group are equal to equity interests held in such entities. All significant decisions of the entities in the Studio 1+1 Group are reserved for decision of the shareholders, requiring a majority vote (other than decisions of the shareholders of the Ukrainian company which holds the UT-2 broadcast license, which require a 75% vote). Certain fundamental corporate matters of these entities require unanimous shareholder approval. In December 1997, Intermedia acquired 50% of Stolychni Novyny, a Ukrainian joint stock company which in January 1998 began publishing and distributing throughout Ukraine the weekly newspaper Stolichnye Novosti.

         In Poland, the Company has a 50% interest in Federacja Sp.zo.o. ("Federation"), which provides programming and advertising services to TVN. The Company's interest in Federation is governed by a shareholders' agreement (the "Federation Agreement"). ITI Media Group N.V. ("ITI") owns the remainder of Federation. The Company owns an additional 5% indirect interest in Federation through its 10% interest in ITI. TVN Sp.zo.o., owned 67% by ITI and 33% by the Company, holds broadcast licenses, awarded in February 1997, for northern Poland and the cities of Warsaw and Lodz and, in addition, a private regional television station in southern Poland. Under the Federation Agreement, approval of at least 51% of the shareholders of Federation is required for certain fundamental corporate matters, including the payment of dividends by Federation. The day-to-day affairs of Federation are directed by a Management Board which is overseen by a Supervisory Board. The Company and ITI have an equal number of representatives on the Supervisory Board. The Company has three representatives and ITI has two representatives on the Management Board. The General Director is jointly appointed by the Company and ITI.


         The governance provisions for TVN Sp.zo.o. are set forth in a Shareholders Agreement dated as of May 25, 1995 between the Company and ITI (the "TVN Agreement"). Pursuant to the TVN Agreement, the economic interests of the Company and ITI are equivalent to their equity interests. A Supervisory Board directs the affairs of TVN Sp.zo.o., and is comprised of five designees of ITI and four designees of the Company. The affirmative vote of at least two ITI designees and two Company designees is required to approve certain significant financial and operational decisions. Certain fundamental corporate matters, including the declaration of dividends and the termination or liquidation of TVN Sp.zo.o., are reserved for decision by the shareholders of TVN Sp.zo.o., and require the affirmative vote of holders of at least 75% of the outstanding equity. In December 1997, TVN Sp.zo.o. acquired 22% of Polskie Media S.A., a private regional television station operating under the name "Nasza TV" in central Poland. The remaining shareholders of Polskie Media S.A. have instituted legal proceedings challenging TVN Sp.zo.o.'s acquisition. See Item 3 "Legal Proceedings."

         In addition, in Poland, the Company owns a 12% interest in Endemol-Neovision Sp.zo.o. ("Endemol-Neovision"), a joint venture with Endemol Entertainment International, one of Europe's largest independent television production companies. Endemol-Neovision is engaged in television program production for TVN and the development of television program formats for the Polish market, including TVN, as well as other Central and Eastern European markets.

         In Hungary, in September 1997, the Company acquired a 71.2% equity interest in Budapesti Kommunikacios Rt ("TV3"), a television station operating in Budapest and distributing its signal by satellite to cable systems throughout Hungary. The Company has the right to appoint three of the five members of the Board of Directors of TV3, all decisions of which require a simple majority. The Company also wholly owns Videovox Studio Limited Liability Company, a Hungarian dubbing and duplication company ("Videovox").

         CME Development Corporation, a wholly owned Subsidiary of the Company, provides financial, legal, marketing, business development and administrative support services to the Company. CME Programming Services, Inc., a wholly owned Subsidiary of the Company, provides programming, production and satellite transmission services to the Company's television broadcast operations in Central and Eastern Europe. See "--Corporate Operations."

         As of December 31, 1997, the Company transferred for nominal consideration all of its interests in regional television operations in Nuremberg ("FFF") and Dresden and Leipzig ("SFF") to the managing director of those operations, thereby terminating its ownership interests in German broadcast operations. On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV Betelligungsgessellschaft GmbH & Co. Betriebs KG ("1A TV"), which operated PULS, a regional television station operating in the Berlin-Brandenburg area of Germany. On May 27, 1997, 1A TV initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenberg, which is pending. See Item 3 "Legal Proceedings."

The Company's registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and its telephone number is 441-296-1431. Certain of the

Subsidiaries maintain offices at 18 D'Arblay Street, London W1V 3FP England, telephone number 44-171-292-7900.

Operating Environment

         Private commercial television stations (those which derive the majority of their revenues from the sale of advertising) generally began broadcasting in the United States in the 1940s, in most parts of Western Europe in the 1980s, but not until the 1990s in Central and Eastern Europe. Commercial television has become an important medium for advertisers in the more developed advertising markets. For example, in 1997 television advertising expenditures totalled $41 billion in the United States and an aggregate of $25 billion in the 16 countries in Western Europe. The Company believes that, over time, television advertising expenditures in Central and Eastern European countries, which are currently relatively low, will follow a pattern of development similar to that of Western Europe and the United States.

         The following tables set forth (i) the population and number of TV households for those countries of Central and Eastern Europe where the Company is focusing its efforts and (ii) the recent growth in television advertising expenditures in certain of those countries.

               Country                     Population (1)      TV Households (2)
               -------                     --------------      -----------------
                                                       (in millions)
Czech Republic.........................           10.3                   4.1
Romania................................           22.5                   7.5
Slovenia...............................            2.0                   0.6
Slovak Republic........................            5.4                   1.9
Ukraine................................           50.4                  16.4
Poland.................................           38.6                  10.8
Hungary................................           10.2                   3.7
                                               -------                ------
    Total..............................          139.4                  45.0
                                                ======                 =====


(1) Source: United States Bureau of the Census, February 1998.

(2) Source: IP European Key Facts: Television '97. A TV household is a residential dwelling with one or more television sets.

Television Advertising Expenditures


                     Country                             1993        1994        1995         1996        1997
                     -------                             ----        ----        ----         ----        ----
                                                                     US dollars (millions)
Czech Republic...................................          67          96         135          165         163
Romania..........................................         N/A           9          25           44          62
Slovenia ........................................          15          23          30           35          35
Slovak Republic..................................          15          18          26           39          47
Ukraine..........................................         N/A         N/A           9           21          53
Poland...........................................         148         268         334          385         510
Hungary..........................................         N/A         158         150          158         167

------------
Note: All figures are Company estimates. "N/A" - estimates not available.

European Regulations

         Access to the available frequencies is controlled by regulatory bodies in each country in which the Company operates. New awards of licenses to use broadcast frequencies occur infrequently.

         The European Union

         If any Central or Eastern European country in which the Company operates becomes a member of the European Union (the "EU"), the Company's broadcast operations in such country would be subject to relevant legislation of the EU, including programming content regulations. The Czech Republic, Hungary, Poland, Romania, the Slovak Republic and Slovenia have entered into or signed Association Agreements with the EU and some or all of these countries may be admitted to the EU as early as 2002.

         The EU's Television Without Frontiers directive (the "EU Directive") sets forth the legal framework for television broadcasting in the EU. It requires broadcasters, where "practicable and by appropriate means," to reserve a majority proportion of their transmission time for "European works." Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of this quota. In addition, the EU Directive provides for a 10% quota of either broadcast time or programming budget for programs made by European producers who are independent of broadcasters. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising spots. Member states are free to introduce stricter content requirements than those in the EU Directive. The Company intends to align its broadcast operations with any applicable EU legislation. The Company believes that the EU Directive, as currently drafted, will not have a material adverse effect on its operations.


         Council of Europe

         The Company's broadcast operations are all located in countries which are members of the Council of Europe, a supranational body through which international conventions are negotiated. In 1990, the Council of Europe adopted a Convention on Transfrontier Television, which provides for European programming content quotas similar to those in the EU Directive. This Convention has been ratified by some of the countries in which the Company operates (including Hungary, Poland and the Slovak Republic), but all countries in which the
                                      6

Company operates have already implemented its principles into their national media legislation.

Czech Republic

         The Czech Republic is a parliamentary democracy of approximately 10.3 million people, which the Company believes has developed a stable market economy. Per capita GDP was an estimated $4,750 in 1997. Prior to 1992, television advertising in the Czech Republic was limited to two public channels. Currently, there are four over-the-air television stations in the Czech
Republic: two public stations which reach 98% and 83% of the population, respectively, and two private commercial stations, Nova TV and Prima TV, which reach 99% and 55% of the population, respectively. Since the onset of privatization activities in 1992, the television advertising market in the Czech Republic has expanded to approximately $163 million in 1997, according to the Company's estimates.

Romania

         Romania is a parliamentary democracy of approximately 22.5 million people, making it the third most populous market in which the Company operates after Ukraine and Poland. Per capita GDP was an estimated $1,610 in 1997. Approximately 97% of Romanian households have television, and cable penetration is approximately 39%. According to the Company's estimates, television advertising totalled approximately $62 million in 1997. In 1992, the National Commission for Audio-Visual (the "Romanian Media Commission") was established to grant broadcast licenses and regulate television, radio and cable. Currently, there are two public stations and three private stations competing with PRO TV and Acasa TV. Of the public stations, TVR1 reaches virtually the entire Romanian population and TVR2 reaches 60%. Two private competitors, Antena 1 and Tele 7ABC, reach approximately 48% and 27% of the population, respectively. A new private competitor, Prima TV, was launched in December 1997 with a broadcast reach of an estimated 20% of the Romanian population. PRO TV and Acasa TV have broadcast reaches of approximately 64% and 25%, respectively, of the Romanian population.

Slovenia

         Slovenia is a parliamentary democracy of 2.0 million people and had an estimated per capita GDP of approximately $8,750 in 1997, the highest among the former Eastern bloc countries. Approximately 95% of Slovenian households have television. According to the Company's estimates, television advertising totalled $35 million in 1997, and represented approximately 36% of total advertising expenditures. The POP TV and Gajba TV network stations operate under licenses regulated pursuant to the Law on Public Media adopted in 1994 and pursuant to the Law on Telecommunications adopted in 1997. Currently, there are two public stations and two other private stations in Slovenia competing with POP TV and Gajba TV. POP TV and Gajba TV have broadcast reaches of approximately 79% and 40% respectively, of the Slovenian population. Historically, the Slovenian television market has been dominated by one of the public stations, SLO 1, which reaches 99% of Slovenia's TV households. In addition, cable television penetration in Slovenia is a relatively high 34%.

Slovak Republic

         The Slovak Republic has a population of 5.4 million and 98% of households have television. Per capita GDP was an estimated $3,570 in 1997. The economy of the Slovak Republic has recently begun to respond to economic reform, with estimated GDP growth of 5% in 1997. The Company believes that as a market economy develops in the Slovak Republic, television advertising spending has the potential to grow significantly. Television advertising increased approximately 20% in 1997 to $47 million, according to the Company's estimates, yet television advertising spending per capita in the Slovak Republic in 1997 still was approximately half of that of the Czech Republic. The license under which Markiza TV operates is regulated pursuant to the Act on Radio and Television Broadcasting. Two national public stations, both with reaches of nearly all of the Slovak population, compete with Markiza TV. Commercial broadcaster VTV reaches 50% of the population. Markiza TV has a broadcast reach of approximately 88% of the Slovak population.

Ukraine

         Ukraine, a parliamentary democracy of 50.4 million people, is the most populous market served by the Company. Approximately 92% of Ukrainian households have television, Cable penetration is approximately 4% and satellite penetration is approximately 3%. Television advertising in Ukraine more than doubled from $21 million in 1996 to $53 million in 1997. Ukraine is served by four television channels: UT-1, UT-2 and UT-3, which are state owned, and ICTV, a private broadcaster. The Company expects Ukraine's television advertising market to grow rapidly from the current $1.05 per person as Ukraine develops an economy that fosters competition among providers of goods and services. Per capita GDP of $944 for 1997 is the lowest of all the Company's markets. The Studio 1+1 Group has a broadcast reach through UT-2 of 95% of Ukraine's population.

Poland

         Poland is a parliamentary democracy of 38.6 million people and had an estimated per capita GDP of approximately $3,460 in 1997. Poland has the largest television advertising market of the former Eastern bloc countries, other than Russia, with $510 million of television advertising expenditures in 1997. The Company estimates that television advertising expenditures increased by 32% from 1996 to 1997. Approximately 96% of Polish households have television, and cable and satellite penetration are 24% and 12%, respectively. Competition in Poland consists of two national public broadcast channels, TVP1 and TVP2, with broadcast reaches of nearly all of Poland's population; Polsat, the largest private broadcaster, with a broadcast reach of 78% of Poland's population; and 18 public and private regional channels.

Hungary

         Hungary is a parliamentary democracy of 10.2 million people and had an estimated per capita GDP of $4,350 in 1997. The two national public channels, MTV1 and MTV2, reach 98% and 55% of the population. Two commercial national stations were launched in October 1997. TV2 reaches 93% of the population. RTL Klub reaches 86% of the population. Cable and satellite penetration are currently at 40% and 19% respectively. The 35% of the Hungarian population reached by TV3 are predominately in urban areas, including Budapest, and represent approximately 66% of the country's purchasing power.


Corporate Operations

         The Company's central service organization provides each broadcast operation with a central resource, particularly in the start-up or early development phase of any project. The service functions provided from offices in London and Amsterdam include development, programming services and advertising sales.

Development

         CME Development Corporation ("CME Development") provides services to the Company to assist it in managing the growth of its current operations, expanding its
                                      8
operations into new strategic markets, forming potential joint ventures and strategic alliances and executing acquisitions. CME Development also assists the Company in identifying attractive markets for expansion as well as local partners in such markets, determines the vehicles through which, as well as the manner in which, the Company will enter such markets and oversees the implementation of these plans.

Programming Services

         Through CME Programming Services, Inc. ("CME Programming"), the Company provides an array of program-related services to its television operations in Central and Eastern Europe, including program acquisition, production, distribution (including satellite transmission), promotion, schedule advisory services and coordination of viewer research. Currently, CME Programming assists the Company's broadcast operations and broadcast operations under development in obtaining programming from American and Western European film and television studios. In addition, CME Programming advises the Company's broadcast operations in connection with locally produced programming. As the Company expands its broadcast operations in Central and Eastern Europe, the Company has begun to and intends to continue to reduce overall program costs by centralizing the purchase of rights to films and programming on a regional basis, which the Company believes will provide it with significant advantages with international studios relative to national competitors. The Company also intends to create a program exchange service among the Company's broadcast operations and identify opportunities for co-production and co-financing of programming among these broadcast operations.

Advertising Sales

         The Company's advertising sales department initiates, develops and maintains relationships between individual stations and networks and multinational advertisers and advertising agencies. The advertising sales department also provides the Company's stations and networks with advertising sales training and marketing, pricing and operational expertise.

Other

         The Company provides technical expertise and support relating to broadcasting and transmission for all of its operations. The Company also provides certain centralized financial and legal services for its broadcast operations, including financial planning and analysis, cost control and network management.

Operations in the Czech Republic: Nova TV

General

         CNTS, the operator of Nova TV, is the leading commercial television operator in the Czech Republic. Nova TV broadcasts pursuant to a 12-year license awarded to CET 21 in February 1993. Nova TV reaches 99% of the Czech Republic's population of approximately 10.3 million, including 4.1 million TV households.

         By adopting a different programming strategy than that historically followed by public television stations, including a mix of locally produced news and entertainment formats and film and television series acquired from international distributors, Nova TV has built and maintained significant market share during its first four years of operations. According to independent surveys undertaken by Rapid Dema and Taylor Nelson AGB, independent polling agencies, Nova TV achieved an average audience share of 55.3% of the Czech Republic television market for 1997. Audience share represents the percentage of televisions turned on at a particular time which are tuned to a particular television station.

Programming


         Nova TV's programming strategy is to appeal to a mass market audience. The station broadcasts for 19 hours daily, including locally produced news, sports (including exclusive coverage of the Czech Republic's national soccer league), variety shows and other programming, as well as a broad range of popular films and series from international distributors. In 1997, Nova TV produced approximately 2,900 hours of original local programming, which primarily consists of a daily breakfast show, news broadcasts and news related shows, sports, game shows and music videos. In 1997, such original local programming produced by the Company, together with Czech films and other Czech origin programming, comprised approximately 44% of Nova TV's broadcast time.

         CNTS has acquired exclusive broadcasting rights in the Czech Republic or in the Czech language, to a number of successful American and Western European programs and films (e.g., "Beverly Hills 90210," "ER", "Seinfeld", "Hercules") produced by such companies as Canal+, Paramount Pictures, Sony Pictures, Twentieth Century Fox, Walt Disney, Warner Bros., Metro Goldwyn Mayer/United Artists, Universal Pictures, NBC Enterprises and CBS International. Nova TV has over 4,000 hours of films and television series in its programming library. CNTS has agreements with CNN, Reuters and WTN to receive foreign news reports and film footage to integrate into its news programs. All foreign language programs and films are dubbed into the Czech language.

Advertising

         CNTS derives its revenues principally from the sale of commercial advertising time. In the Czech Republic most television advertising is sold through independent agencies and media buying groups. CNTS currently serves over 200 advertisers, including such large multinational advertisers as Unilever, Henkel, Procter & Gamble and Coca Cola. In 1997, no single advertiser accounted for more than 10% of CNTS's revenues.

         In May 1997, the television association in the Czech Republic launched an initiative to gather data automatically on television viewing statistics. Metering devices commonly known as "people meters" have been placed in a representative number of television homes and the data collected is distributed to interested parties. The Company believes that the availability of detailed data on viewing patterns will enable it to market to advertisers more effectively and potentially increase future advertising revenues.

         CNTS is permitted to broadcast advertising on Nova TV for up to 20% of its broadcast time in any one hour, subject to an overall daily limit of 10% of broadcast time. In addition, up to 60 minutes per day of broadcast time may be used for "direct sales" advertising. Its primary competitor, CT1, a public television station, is restricted to 1% of daily broadcast time for advertising. The Council for Radio and Television Broadcasting in the Czech Republic (the "Czech Radio and Television Council") and the Act on the Operation of Radio and Television Broadcasting make certain distinctions between private and public broadcasters. For example, private broadcasters, such as CNTS, are permitted to interrupt programming with advertising, while public broadcasters may not. As the television advertising market in the Czech Republic continues to develop, the Company believes Nova TV is well positioned to capitalize on its much larger inventory of available advertising time and its ability to interrupt programming with advertising.


Competition

         Nova TV competes principally with CT1 for audience, programming and advertising. Nova TV competes on a more limited basis with CT2, a public network of regional frequencies which reaches approximately 83% of the Czech Republic's population and Prima TV, a privately owned and operated television station serving approximately 55% of the country's population. There are no other significant television stations broadcasting Czech language programming to the Czech Republic. The Company believes that, for various technical, political and financial reasons, additional private national broadcast competition in the Czech Republic is unlikely in the near future.

         Limited competition for viewers also comes from local and foreign stations transmitted through cable and satellite television. Approximately 15% of all Czech Republic households currently have cable television and approximately 18% receive direct-to-home satellite television. The media authorities in the Czech Republic have licensed several companies to provide cable television services to the Czech Republic. The largest is Kable Plus, with over 435,000 subscribers. Czech authorities have required cable operators to carry all over-the-air broadcasting within their areas free of charge.

         Nova TV competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, telephone directory advertising and direct mail.

Regulation

         CNTS and the terms of the license pursuant to which it operates are regulated by the Czech Radio and Television Council pursuant to recently amended legislation. The license was granted by the Czech Radio and Television Council to CET 21 until 2005 under terms which require CET 21 to cooperate with the Company in operating CNTS. CET 21 has given CNTS the exclusive access to the use of the license.

         Under Czech legislation or the license pursuant to which CNTS operates Nova TV, CNTS is required to comply with certain restrictions on programming and advertising. In addition to the restrictions discussed above under "--Advertising," advertising is not permitted during children's programming or the evening news. Restrictions on advertising content include that (i) tobacco advertising is prohibited, (ii) advertising targeted at children before or after children's programming is prohibited if such advertising promotes behavior that would endanger the health, physical or moral development of children, (iii) advertising of alcoholic beverages is restricted but not prohibited and (iv) members of the news department of Nova TV are prohibited from appearing in advertisements. There are also restrictions on the frequency of advertising breaks within a program.

Operations in the Czech Republic: Radio Alfa

         The Company owns a 76% interest in Radio Alfa a.s. ("Radio Alfa").

Radio Alfa had been operating as a "news/information" station with an audience share of approximately 5%. In October 1995, the Company relaunched Radio Alfa with a greater proportion of entertainment-driven programming. Average 1997 audience share was approximately 8.8%.

         The Company is entitled to a consulting fee equal to 60% of the pre-tax profits of Radio Alfa and provides management advisory services to the radio station. Certain of the Company's outstanding loans to, and interest in, Radio Alfa are convertible into an additional equity interest which, when combined with its current 76% interest, would give the Company a 92.4% interest in Radio Alfa.

         The license for Radio Alfa expires in February 1999. Although the Company intends to reapply for the license, there can be no assurance that the license will be renewed. Radio

Alfa also has a 50% interest in Media Marketing Services s.r.o. ("MMS"), which sells advertising time for radio stations throughout the Czech Republic, including Radio Alfa. Radio competition in the Czech Republic includes the Czech public radio, one other national private radio station and over 60 local radio stations.

Operations in Romania: PRO TV and Acasa TV

General

         PRO TV is a national television broadcast network in Romania which was launched in December 1995 and which broadcasts its programming on, and sells advertising for, regional television stations operated under licenses held by PRO TV, SRL and Media Pro, SRL. PRO TV is operated through MPI, in which the Company has a 66% interest. PRO TV reaches approximately 64% of the Romanian population of 22.5 million, primarily in Romania's urban areas. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 250 cable systems throughout Romania. The Company anticipates that PRO TV will be able to continue to increase its reach from current levels through utilizing additional regional licenses which have been granted to entities currently controlled by PRO TV, SRL and through affiliations with other local broadcasters and agreements with cable carriers. Independent research from Gallup Media in Romania shows that PRO TV is currently the top-rated television station in its broadcast area, with an average television viewer share of approximately 45% for 1997.

         MPI also operates PRO FM, a radio network which is broadcast through owned and affiliated stations to approximately 9 million people in Romania.

Programming

         PRO TV's programming strategy is to appeal to a mass market audience through a wide range of programming, including movies, comedies, dramatic series, talk shows, news and reports. PRO TV broadcasts 24 hours of programming daily. Approximately 40% of PRO TV's programming is comprised of locally produced programming, including, news, sports (including coverage of Romania's soccer league), a breakfast show, game shows and current affairs shows.

         PRO TV has secured exclusive broadcast rights in Romania to a large number of successful American and Western European programs and films (e.g., "X-Files," "ER," "Married with Children," "NYPD Blue" and "Seinfeld") produced by such companies as CBS, Granada, Universal Pictures, Metro Goldwyn Mayer/United Artists, Paramount Pictures, Sony Pictures, Twentieth Century Fox, Warner Bros., Gaumont and BBC Worldwide. All foreign language programs and films are subtitled in Romanian. PRO TV also receives foreign news reports and film footage from Reuters and WTN to integrate into its news programs.

Advertising

         PRO TV derives revenues principally from the sale of commercial advertising time, most of which is sold through independent agencies. Advertisers include large multinational firms such as Unilever, Coca-Cola, Henkel, Colgate-Palmolive, Wrigley and Procter & Gamble.

         PRO TV is permitted to broadcast advertising for up to 20% of its broadcast time in any hour, subject to an overall daily limit of 15% of broadcast time as compared to public broadcasters which are permitted to use up to 7.5% of their time for advertising. An additional 5% of broadcast time may be used for direct sales advertising. PRO TV's primary competitor, the public national station TVR 1, is restricted to 7.5% of daily broadcast time for advertising and a maximum of 10% during any one hour. Both private and public broadcasters are subject to restrictions on the frequency of advertising breaks, but restrictions on public stations are more severe. For example, private broadcasters can insert advertising during news programs while public broadcasters cannot. Tobacco advertising is prohibited and alcohol advertising is restricted.

Competition

         Prior to the launch of PRO TV, TVR 1 was the dominant broadcaster in Romania due to its coverage of 100% of the population, a popular news show and light entertainment programming. In 1997, PRO TV achieved an average audience share of 45% in its coverage area, while TVR1's 1997 average audience share in its coverage area was 22%. Other competitors include the second public national station, TVR 2, with a 60% broadcast reach, and privately owned Antena 1 and Tele 7 ABC, which reach approximately 48% and 27% of the population, respectively. A new private competitor, Prima TV, was launched in December 1997 with a broadcast reach of an estimated 20% of the Romanian population.

         Additional competitors include cable and satellite stations, which currently penetrate approximately 39% and 8% of the Romanian market, respectively. PRO TV competes for advertising revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

         Licenses for the television stations which show programming provided by PRO TV and which broadcast advertising sold by PRO TV are regulated by the Romanian Media Commission. In addition to its terrestrial television licenses which have been granted for seven-year periods expiring in 2001, 2003, and 2004, PRO TV has been granted a seven-year license to broadcast via satellite. Under regulations established by the Romanian Media Commission and the various licenses of stations which broadcast PRO TV, programming and advertising provided by PRO TV is required to comply with certain restrictions. These restrictions include a requirement that at least 40% of programming be "own" produced.

         Regulations related to advertising content include (i) a ban on tobacco and restrictions on alcohol advertising, (ii) advertising targeted at children or during children's programming must account for the overall sensitivity of that age group and (iii) members of the news department of PRO TV are prohibited from appearing in advertisements. There are also restrictions on the placement of advertisements during programming.

Recent Developments

         In February 1998, MPI launched Acasa TV, a station reaching approximately 25% of the Romanian population, including approximately 40% of the urban population via satellite and cable distribution. Acasa TV's programming schedule, which includes soap operas, Sunday programming of mostly sports, and cartoons during PRO TV's evening news, is expected to lead to viewer demographics complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television.

         In November 1997, the Company completed its acquisition of a controlling interest in Media Vision and Video Vision. Media Vision is the leading television production company in Romania and produces all of PRO TV's entertainment programming, including gameshows, concerts, music videos and live special events, and performs dubbing. Media Vision produces advertising spots for third party clients such as Coca Cola, Colgate-Palmolive and L'Oreal. Video Vision, Romania's leading provider of television post-production and graphics, provides nearly all of PRO TV's and Acasa TV's graphics.

Romania: Investment in MobilRom

         The Company owns a 95% equity interest in Unimedia, which owns a 10% equity interest in MobilRom. In December 1996, MobilRom was awarded one of two national GSM cellular telephone licenses in Romania. In June 1997, MobilRom launched its GSM subscription service under the brand name "Dialog". In November 1997, MobilRom launched its prepaid card service under the brand name "Alo". As of December 1997, MobilRom had approximately 82,000 subscribers and the technical coverage was approximately 65% of the Romanian population and 40% of the country's territory, including over 150 towns and cities and over 7,500 kilometres of road. Roaming has been established with 49 operators in other countries. The Company does not anticipate exercising any managerial or operational control over MobilRom although one of the Company's employees serves on MobilRom's Board of Directors.

Operations in Slovenia: POP TV and Gajba TV

General

         POP TV is a national television broadcast network in Slovenia which provides its programming to, and sells advertising for, MMTV, Tele 59 and additional affiliates. POP TV is operated through Pro Plus, in which the Company has an effective economic interest of 85.3%. In addition, the Company has a 33% economic interest in each of its two major Slovenian affiliate stations, MMTV and Tele 59. POP TV reaches approximately 80% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. Independent industry research shows that in the areas of Slovenia in which POP TV can be seen, the network had an average television viewer share of approximately 45% for 1997, the largest share of television viewers in Slovenia.

Programming

         POP TV's programming strategy is to appeal to a mass market audience through a wide range of programming, including movies, comedies, dramatic series, talk shows, news and sports. POP TV provides an average of 18 hours of programming daily. Approximately 32% of POP TV's programming is comprised of locally produced programming, including a nightly news program, a daily game show and weekly variety shows.

         POP TV has secured exclusive program rights in Slovenia to a large number of successful American and Western European programs and films (e.g., "X-Files," "NYPD Blue", "Alien3", "Home Alone 2", "My Cousin Vinny") produced by such companies as Twentieth Century Fox, Warner Bros., Metro Goldwyn Mayer/United Artists, Universal Pictures, Paramount Pictures, Sony Pictures, NBC Enterprises, CBS International and Polygram. Special events aired include the Academy Awards, Miss World and Formula One racing. The POP TV and Gajba TV (see "--Recent Developments") library includes over 2,100 feature films and over 4,100 television episodes. All foreign language programs and films are subtitled in Slovenian.

Advertising

         POP TV derives revenues principally from the sale of commercial advertising time. Current multinational advertisers include firms such as Procter & Gamble, Wrigley, Coca Cola and Johnson & Johnson. Private commercial television stations are permitted to broadcast advertising for up to 20% of daily broadcast time compared with 15% for public television stations in Slovenia. Both private and public television broadcasters in Slovenia are subject to restrictions on the frequency of advertising breaks, as well as on the advertising of tobacco and alcohol.

Competition

         Historically, the television market in Slovenia has been dominated by SLO 1, a national public television station. SLO 1 is entertainment oriented while the other national public station, SLO 2, focuses on sports programming and special events. SLO 1 reaches 99% of Slovenia's TV households, and SLO 2 reaches 95% of Slovenia's TV households. No national private television frequency has been made available in Slovenia. Two private television stations which compete with POP TV in Slovenia, Kanal A and TV3, have achieved a relatively small audience share, together less than 13%, due primarily to their low budget programming and lack of extensive news programming, which the Company believes are important contributors to attracting significant audience share.

         POP TV also competes with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 34% is relatively high compared with other countries in Central and Eastern Europe and approximately 15% of households have satellite dishes. In addition, POP TV competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia in competition with POP TV. There is currently an injunction in effect preventing the implementation of the Kanal A Agreement. See
Item 3 "Legal Proceedings."

Regulation

         The licenses granted to POP TV's affiliate stations have been granted for 10-year terms expiring in 2003, with respect to licenses reaching 53% of the population, and in 2006 and 2007, with respect to the remaining licenses. Under Slovenian television regulations, POP TV and its affiliate stations are required to comply with a number of restrictions on programming and advertising. These restrictions include that 10% of the station's broadcast time must be internally produced programming, certain films and other programs may only be broadcast between 11:00 pm and 6:00 am, and POP TV news editors, journalists and correspondents must not reflect a biased approach toward news reporting.

         In addition to the restrictions discussed above under "--Advertising," advertising is not permitted during news, documentary or children's programming under 30 minutes in duration, or during religious programming. There are also restrictions on the frequency of advertising breaks during films and other programs. Restrictions on advertising content include a prohibition on tobacco advertising and on the advertising of alcoholic beverages other than low alcohol content beer.

Recent Developments

         In October 1997, the Company launched Gajba TV, the Company's second television broadcast network in Slovenia. Gajba TV is operated through Pro Plus and provides programming to, and sells advertising for, its affiliate broadcasters. The Gajba TV signal is also carried by a cable channel operated by Tele 59 in Maribor. Gajba TV reaches approximately 40% of the population of Slovenia and for November and December 1997 had an average audience share of 2.1% in its coverage area.

         Gajba TV's strategy is to appeal to a youthful audience. Gajba TV broadcasts for 9 hours per day and features successful American and Western European programs and films, popular local movies, locally produced talk and variety shows, an information broadcast and other programming.

Operations in the Slovak Republic: Markiza TV

General

         Markiza TV, in which the Company owns an 80% economic interest, was launched as a national television station in the Slovak Republic in August 1996. Markiza TV reaches approximately 88% of the Slovak Republic's population of 5.4 million, including virtually all of its major cities. The Company intends to increase Markiza TV's broadcast reach by adding additional transmitters or affiliates. According to independent industry research, Markiza TV had an average television viewer share of approximately 53% for its broadcast reach areas for 1997.

Programming

         Markiza TV's programming strategy is to appeal to a mass market audience. Markiza TV provides an average of 19 hours of programming daily. Approximately 35% of Markiza TV's programming is locally produced, including news, current affairs, game shows, variety shows and a weekly sitcom.

         Markiza TV has secured exclusive broadcast rights in the Slovak Republic to a large number of top-rated United States and European programs and films (e.g., "Suddenly Susan", "Melrose Place", "Sleepless in Seattle") produced by major studios including BBC, Universal Pictures, Twentieth Century Fox, Warner Bros., Sony Pictures, Metro Goldwyn Mayer/United Artists and Paramount Pictures. Markiza TV's library includes over 3,300 films and television episodes. All foreign language programming is dubbed in either Slovak or Czech. Markiza TV also receives foreign news reports and film footage from CNN, Reuters and WTN, which it integrates into news programs.

Advertising


         Markiza TV derives revenues principally from the sale of commercial advertising time. Advertisers include large multinational firms such as Procter & Gamble, Unilever, Henkel, Benckiser and Wrigley. Private commercial television stations are permitted to broadcast advertising for up to 10% of total daily broadcast time and up to 20% of broadcast time in any single hour.

         Currently, approximately 60% of Markiza TV's advertising revenues are sourced from agencies based in the Czech Republic which are more developed and have stronger relationships with international advertisers than with those in the Slovak Republic. The Company expects that in the future, a greater proportion of advertising revenues will be sourced from the Slovak Republic as the local advertising market develops.

Competition

         The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until Nova TV and Markiza TV began broadcasting in 1994 and 1996, respectively. Nova TV's signal reaches a portion of the Slovak Republic and its launch provided the first alternative in the country to public television. Nova TV has maintained its popularity in the Slovak Republic, with an approximately 9.1% audience share for 1997. Markiza TV also competes with VTV, a private satellite broadcaster; public television stations located in Austria, the Czech Republic and Hungary, which stations' signals reach the Slovak Republic; additional foreign private television stations; and foreign satellite stations. Competitors have indicated a possibility of legal action to challenge the Company's partnership arrangements with Markiza TV in connection with the formation of STS.

Regulation

         Markiza TV's broadcast operations are subject to regulations imposed by the Act on Radio and Television Broadcasting, the Act on Advertising and conditions contained in the license granted by the Council of the Slovak Republic for Broadcasting and Television Transmission (the "Slovak Television Council"). The Slovak Television Council granted the license to operate Markiza TV to the Company's local partner in STS for a period of 12 years under terms requiring the Company's local partner to enter into a partnership with the Company to found STS.

         Under the license pursuant to which Markiza TV operates, Markiza TV is required to comply with several restrictions on programming. These restrictions include the following broadcast time rules: 40% must be Slovak production (increasing to a minimum of 51% within three years from commencement of broadcasting); 10% must be programming for children or youth; broadcasts of first performance films and series must have a minimum of 47% European production (of which there must be a minimum of 8% Slovak production) and no more than 45% United States production; and no more than 40% of foreign first performance films and series may be in the Czech language (decreasing to 20% by the fourth year of broadcasting). Markiza TV's programming is required to be consistent with the Slovak Constitution and not promote violence, hate, intolerance, or immoral behavior or intentionally use indecent language. Programming endangering the psychological or moral growth of children and youth cannot be broadcast between 6:00 am and 10:00 pm, and Markiza TV's news broadcasts must be objective and balanced and clearly differentiate between opinion and news.

         In addition to the restrictions discussed above under "--Advertising", regulations relating to advertising content include that (a) the news may not be sponsored and news staff may not appear in advertisements (b) tobacco advertising is prohibited, (c) advertising for children or in which children perform and which promotes behavior endangering the health, psychological or moral development of children is prohibited, and (d) advertising which endangers the viewer's morality, health, safety and environmental protection are also prohibited. The advertisement of beer is permitted; however, advertisement of other alcoholic beverage remains prohibited. There are also restrictions on the frequency of advertising breaks within a program.

Operations in Ukraine: Studio 1+1 Group

General

         The Company owns a 50% economic interest in the Studio 1+1 Group, which has the right pursuant to a ten-year television broadcast license held by a Ukrainian-based member of the Studio 1+1 Group to broadcast programming and sell advertising on Ukrainian National Channel Two ("UT-2"), one of Ukraine's state-owned television channels, for 84 hours per week, including all the prime time hours. UT-2 reaches approximately 95% of Ukraine's population. Although television advertising in Ukraine was $53 million in 1997 ($1.05 per person), the Company expects that Ukraine's television advertising market will grow rapidly as Ukraine develops an economy that fosters competition among providers of goods and services, and that the Company's investments in Ukraine will position it to take advantage of any such growth. According to SOCIS Gallup, average 1997 audience share in coverage area was 31% for Studio 1+1 Group, 32% for Inter and 13% for UT-1. In December 1997, average audience share in coverage area was 39% for Studio 1+1 Group, 24% for Inter and 12% for UT-1.

         The Studio 1+1 Group began broadcasting on UT-2 in January 1997. Prior to that time, the Studio 1+1 Group had been broadcasting programming for approximately 50 hours per week on Ukrainian National Channel One ("UT-1") pursuant to a contractual, rather than license, right, which contract was to expire in 2000. The Studio 1+1 Group was required to relinquish its right to broadcast programming on UT-1 in order to acquire the license to broadcast on UT-2.

         The Company continues to hold a 30% equity interest in Gravis, a company which operates two terrestrial television stations in the capital city of Kiev. Gravis currently generates only limited revenues.

Programming

         The Studio 1+1 Group's programming strategy is to appeal to a mass market audience. The Studio 1+1 Group has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful American and Western European programs and films (e.g. "Dynasty", "Melrose Place", "Hercules", "LA Heat", "Basic Instinct", "Robocop", "Cliffhanger") from many of the major studios, including Paramount, Universal and Warner Bros. All foreign-language programs and films (other than those in the Russian language) are dubbed into the Ukrainian language.

         During 1997, the Studio 1+1 Group developed a program mix closer to that used by other Company stations by increasing the percentage of its locally produced programming, including talk shows and entertainment shows, and emphasizing the local audience appeal. The Company believes that changing the station's image and programming has had and will continue to have a significant benefit in terms of audience share and will increase the station's appeal to advertisers.

Advertising

         The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time. Advertisers include Procter & Gamble, SmithKline Beecham, Wrigley and Nestle. The Studio 1+1 Group is permitted to sell 15% of its overall broadcast time for advertising. UT-2, like other broadcasters, is subject to restrictions on the frequency of advertising breaks, as well as on the advertising of tobacco and alcohol.

Competition

         Ukraine is served by four television channels: UT-1, UT-2 and UT-3, which are state owned, and ICTV, a private broadcaster. The Studio 1+1 Group, through UT-2, has a broadcast reach of 95% of the Ukrainian population. The state run station UT-1 has a broadcast reach of approximately 98% of the Ukrainian population. ICTV, a private station, reaches 34% of Ukraine's population. The private station Inter, through UT-3, has a broadcast reach of approximately 85% of the Ukrainian population. Inter's program schedule consists primarily of rebroadcasts of the Russian-language ORT network.

Regulation

         The Studio 1+1 Group provides programming to UT-2 pursuant to a ten-year television broadcast license expiring in December 2006. Broadcasts of the Studio 1+1 Group's programming and advertising on UT-2 are regulated by the State Committee on Television and Radio of Ukraine and the National Council on Television and Radio of Ukraine. These agencies enforce Ukraine's media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs. Programming produced in Ukraine must account for at least 70% of all programming and programming produced by Studio 1+1 Group must account for 50% of all programming. Up to 15% of each broadcasting hour may be used for advertising.

Recent Developments

         In January 1998, the Studio 1+1 Group, in a 50-50 joint venture with the publisher of the weekly "Moscow News", began publishing a weekly newspaper for Ukraine. The paper, Stolichnye Novosti ("News From the Capital"), contains a weekly summary of news, political analysis, sports, an opinion page, a history page, cultural features, a media section and economic news. The only market competitor is Zerkolo Nedelli ("Weekly Mirror"), which has a total circulation of approximately 37,400 and limited distribution outside of Kiev. Stolichnye Novosti currently has a circulation of 30,000.

Operations in Poland: TVN

General

         In Poland, the Company owns a 50% interest in Federation. ITI owns the remainder of Federation. The Company owns a 10% interest in ITI. TVN Sp.zo.o., which is owned 67% by ITI and 33% by the Company, holds broadcast licenses for the northern region of Poland and the cities of Warsaw and Lodz and owns a regional television station in southern Poland. Federation provides programming and advertising services to TVN. Since its launch in October 1997, TVN Sp.zo.o has had an average viewer share of 8.5% in its area of broadcast reach.

         The Company believes that the reach of TVN is approximately 45% of Poland's population. TVN is a technologically complex project involving the integration of local low power and medium power transmitters, cable headends and several separate regional program feeds, as required by the broadcast licenses, using digital satellite distribution. Results from TVN indicate a need to continue to upgrade the terrestrial signal distribution network, re-orient antennae and work with cable operators to ensure high quality carriage. These efforts, which will continue for several months, have resulted in and are expected to continue to result in a gradual increase in technical coverage of the Polish population. The growth of ratings and increase in revenues of TVN will depend in large part on the speed and success of these efforts.

Programming

         The TVN programming strategy is to appeal to a mass market audience. Currently, TVN provides approximately 19 hours of programming per day and has exclusive programming rights in Poland to a number of popular programs and films (e.g., "Melrose Place", "Beverly Hills 90210", "Millennium", "The Abyss", "Die Hard", "Home Alone") produced by companies such as Metro Goldwyn Mayer/United Artists, Mediaset, Paramount and Warner Bros. This library includes over 5,000 hours of programming.

         Endemol-Neovision, the Company's joint venture with Endemol Entertainment International, one of Europe's largest independent television production companies, is engaged in television program production and the development of television program formats for the Polish market, including TVN as well as other Central and Eastern European markets. TVN has acquired the programming rights to "Miniplaybackshow" and "Soundmixshow", two popular gameshows produced by Endemol-Neovision.

Advertising

         TVN derives revenues principally from the sale of commercial advertising time, most of which is sold through independent agencies. Advertisers include a number of local, national and multinational companies such as Procter & Gamble, Toyota, Unilever, MasterFoods and Colgate-Palmolive. Restrictions on advertising provide that advertising on TVN may not exceed 15% of daily broadcasting time and 12 minutes in any one hour.

Competition

         Competition in Poland consists of two national public broadcast channels, TVP 1 and TVP 2, with broadcast reaches of 95% and 94% of Poland's population, respectively, Polsat, the largest private broadcaster, with a broadcast reach of 93% of Poland's population, and 18 regional public and private channels. Cable and satellite stations currently have an approximate 24% and 12% market penetration, respectively. Additional competition for advertising revenues includes other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

         Television broadcasting in Poland is subject to regulations imposed by the Act on Communications (the "Polish Communications Act") and regulated by the Polish National Radio and Television Council (the "Polish Television Council"). The Polish Communications Act restricts the foreign ownership and voting power of license holders to 33%. New media regulations under discussion could increase the maximum foreign ownership to 49%. If such regulations are introduced, the Company has the ability to raise its shareholdings in TVN Sp.zo.o. to the maximum permitted. In addition, Polish nationals residing in Poland must comprise the majority of the managing boards of such license holders.

         The licenses granted to TVN contain restrictions on programming and advertising. Programming produced in Europe is required to account for 50% of programming, which includes a requirement of 30% domestic production (30% in 1999 and 35% in 2000), of which TVN must produce or commission at least 10% of annual programming. In the southern Poland region, domestic production must account for 40% of programming. Programming produced by Polish producers not associated with TVN must account for 15% (10% for the southern Poland region) of their annual programming. See also "--Advertising" above.

Operations in Hungary: TV3

General


         The Company owns a 71.2% equity interest in TV3, a television station distributed via MMDS in Budapest and via satellite to cable systems throughout Hungary. TV3 reaches approximately 35% of Hungary's population. The Company intends to increase the coverage of TV3 by providing cable operators which do not carry TV3's signal with decoders to receive the TV3 signal. Since its relaunch by the Company in October 1997, TV3 has had an average viewer share of approximately 7.3% in its coverage area.

Programming

         TV3's programming strategy is to appeal to a mass market audience, with an emphasis on younger urban viewers. TV3 broadcasts for 10 hours on weekdays and 16 hours per day on weekends, including prime time. TV3 has exclusive broadcast rights in Hungary to over 10,000 hours of popular programming, (e.g., "Friends", "Dynasty", "Maverick", "The Abyss", "Batman", "NYPD Blue") and an extensive library of feature films produced by major studios such as Universal Pictures, Twentieth Century Fox, Warner Bros. and Sony Pictures. All foreign language programming is dubbed into Hungarian.

Advertising

         TV3 derives revenues principally from the sale of commercial advertising time. Advertisers include Procter & Gamble, Master Foods, Benckiser and SmithKline Beecham. Advertisements may not exceed 15% of daily broadcast time and 12 minutes per hour.

Competition

         The national public channels, MTV1 and MTV2, reach 98% and 55%, respectively, of the Hungarian population. The commercial national stations TV2 and RTL Klub, were launched in October 1997. TV2 reaches 93% of the population and is on the air for 19 hours per day. RTL Klub reaches 86% of the population and is on air for 18 hours per day. TV3 competes for revenue with other media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, telephone directory advertising and direct mail.

Regulation

         TV3 is distributed by MMDS (multi channel multipoint distribution service) and satellite and is not required to operate pursuant to a broadcast license. However, TV3 is recognized as a national broadcaster by the Hungarian National Radio and Television Commission and is therefore subject to the Hungarian Radio and Television Act. Advertisements on TV3 may not exceed 15% of daily broadcast time and 12 minutes per hour. At least 15% (20% beginning in 1999) of total annual broadcast time (not including feature films, advertisements, news, live sports and game shows) must be Hungarian produced. At least 10% (15% beginning in 1999) of total annual broadcast time must be programming commissioned or purchased from an independent Hungarian producer that is not more than five years old. Six percent of total annual advertising revenues must be used for the creation of new Hungarian films or, in the alternative, 3% of annual advertising revenues may be donated to a Hungarian film production fund.

Other

         In January 1997, the Hungarian Television Commission announced tender procedures for the award of two national television broadcast licenses. The Company formed a consortium, MKTV Rt. ("IRISZ TV"), which submitted an application for both of these licenses. The consortium presently includes Intercom, the largest film and video distributor and cinema operator in Hungary, and DDTV, a company managed by Gyorgy Balo, the General Director of TV3 and the Company's partner in 2002 Kft. Two other consortia submitted bids by the April 10, 1997 deadline. On June 30, 1997, the Hungarian Television Commission announced the award of the licenses to the other consortia which subsequently launched TV2 and RTL Klub. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian Television Commission and the other consortia challenging the license awards. At a hearing on March 25, 1998, the Court denied IRISZ TV's claims. IRISZ TV intends to appeal the Court's decision. See Item 3 "Legal Proceedings."

Seasonality

         The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

Employees

         As of December 31, 1997, CME had a corporate operations staff of 70 employees and its Subsidiaries had a total of approximately 2,500 employees. None of CME's employees or the employees of any of its Subsidiaries are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Recent Developments

         On March 26, 1998, Michel Delloye was elected President and Chief Executive Officer of CME, effective as of such date. Mr. Delloye also was appointed to CME's Board of Directors. Mr. Delloye is the former Managing Director of CLT Multimedia (now CLT-UFA), a Luxembourg based media company that owns and operates television, radio and production companies in Luxembourg, Belgium, France, Germany, the Netherlands, Poland and the United Kingdom. Mr. Delloye succeeds Leonard M. Fertig, who is leaving CME to pursue other business opportunities and investments. Mr. Fertig will remain a consultant to CME.

Item 2.           PROPERTIES


         The Central European Media Enterprises Ltd. group of companies leases office space in London in three separate locations. One lease covers approximately 4,347 square feet of space and expires in 2004, except that the Company can terminate the lease at its option in 1999, subject to penalty. The second lease, for 2,205 square feet of office space in a nearby building, expires in 2006. A third lease of 2,600 square feet of office space in another nearby building expires in September 1998.

         Nova TV occupies approximately 65,000 square feet, and modern studios have been constructed in the building, which is owned by CNTS. The Company has entered into an agreement on behalf of MPI for the purpose of acquiring the facility in Bucharest which contains PRO TV's studios for a purchase price of approximately $1.8 million. The Company owns a portion of a building in Ljubljana which contains POP TV's studios and offices. Videovox owns the building in Budapest in which its studios are located. STS owns its principal office facility in Bratislava. TVN, the Studio 1+1 Group and TV3 each lease office and studio space.

         The Company leases transponder space on the Eutelsat 2F1 satellite for the use of TVN and PRO TV; the Amos 1 satellite for the use of TV3; the Eutelsat Hotbird 2 satellite for the use of TVN, PRO TV and Acasa TV; and the Eutelsat 2F3 satellite for the use of TVN.

Item 3.           LEGAL PROCEEDINGS

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against the Company and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleges that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint seeks compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, the Company filed a motion to dismiss the complaint, which is pending. Management believes that it has substantial defenses in this matter and intends to defend the matter vigorously.

         On March 18, 1998, TV Studio Information Service Ltd. ("TV SIS"), a Ukrainian television broadcaster, filed a complaint in the Supreme Court of Arbitration, Kiev, against the National Council on Television and Radio of Ukraine and Studio 1+1, as a third party defendant, seeking to invalidate the award of the broadcast license to Studio 1+1. TV SIS alleges that (i) the broadcast license granted to Studio 1+1 in October 1996 was awarded in violation of law, (ii) a three-hour increase in airtime granted to Studio 1+1 under the broadcast license in November 1997 was granted illegally, (iii) Studio 1+1 has failed to comply with local content programming requirements, and (iv) Studio 1+1 has exceeded foreign investment limitations. Studio 1+1 intends to defend the matter vigorously.

         In January 1997, the Hungarian National Radio and Television Commission awarded two national television broadcast licenses to two consortia. The Company's consortium, IRISZ TV, was an unsuccessful bidder in the license tender process. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian National Radio and Television Commission and the two successful consortia, alleging that the Hungarian National Radio and Television Commission (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and
(iii) breached its own published guidelines in the bid evaluation process. At a hearing on March 25, 1998, the Court denied IRISZ TV's claims. IRISZ TV intends to appeal the Court's decision.

         In December 1997, TVN Sp.zo.o. acquired 22% of the economic and 9.68% of the voting interests of Polskie Media S.A. for a purchase price of $3.2 million. The remaining shareholders refused to enter TVN Sp.zo.o into the Polskie Media S.A. shareholder register on the grounds that the transfer to TVN Sp.zo.o. did not meet the applicable requirements for such a transfer. On January 30, 1998, TVN Sp.zo.o. instituted proceedings at the Voivodship Economic Court in Warsaw requesting that the Court invalidate attempts by the shareholders of Polskie Media S.A. to block the TVN Sp.zo.o. purchase. TVN Sp.zo.o. has also requested that the Court order Polskie Media to enter TVN Sp.zo.o. into the share register. Polskie Media S.A. has not yet responded.

         Certain unsuccessful bidders for the licenses of northern Poland and the cities of Warsaw and Lodz have filed challenges to the awards of these licenses to TVN Sp.zo.o. In addition, one unsuccessful bidder has challenged the award of a regional license for central Poland to Polskie Media S.A. The Supreme Administrative Court has joined all of these challenges into a single proceeding, the next hearing for which has been set for April 1, 1998.

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia (the "Kanal A Agreement"). Scandinavian Broadcasting System SA ("SBS"), which claims to have certain rights to the equity of Kanal A pursuant to various agreements, has challenged the validity of the Kanal A Agreement in a United Kingdom court. Both the Company and SBS have been granted injunctions by the United Kingdom courts preventing SBS, in the case of the Company, and the Company, in the case of SBS, from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted action in a Slovenian court requesting that courts in Slovenia resolve these claims.

         One of the owners of CET 21 has filed two claims against CET 21 in the Regional Commercial Court in Prague. The claims, filed on December 26, 1996 and May 6, 1997, allege that CET21 and the Czech Radio and Television Council did not complete all required procedures for approving certain transfers of CET 21 participation interests and request that such transfers be invalidated. CET 21 has not been informed of a hearing date for either of the claims.

         On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV Beteiligungsgessellschaft GmbH & Co. Betriebs KG ("1A TV"), which operated PULS, a regional television station operating in the Berlin-Brandenburg area of Germany. The Company had a 58% non-controlling interest in 1A TV. On May 27, 1997, 1A TV initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenburg. The Court has appointed a trustee to liquidate and wind-up 1A TV. The Company has met with the administrator in connection with possible claims on behalf of the bankruptcy estate, including possible claims against the Company and the other 1A TV shareholders. To date, no such claim has been filed.

         Beginning in 1993, 1A TV received investment grants in an aggregate amount of DM8,544,000 ($4,747,000) from a German public bank, to partially finance the development of the station. The grants were guaranteed by a wholly owned German subsidiary of the Company. The grants were repayable if 1A TV did not fulfil certain conditions, including maintaining specified levels of employment for a five year period. As a result of the bankruptcy proceedings initiated by 1A TV, the German public bank has demanded repayment of the investment grants from 1A TV and the guarantor, plus interest at the rate of 6.0% per annum. In January 1998, the Company filed an appeal of the demand for repayment with the German public bank, which is pending. Management believes that the Company is exposed only to the extent of the value of its German assets, the value of which has been fully reserved in the Consolidated Financial Statements of the Company.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         CME's Class A Common Stock began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV." On March 24, 1998, the last reported sales price for the Class A Common Stock was $27.625. The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years of the Company and for the first quarter of 1998, as reported by the Nasdaq National Market:

Price Period                                            High          Low
------------                                            ----          ---

1996
First Quarter...................................    $  24.250        19.750
Second Quarter..................................       30.000        22.500
Third Quarter...................................       31.500        21.250
Fourth Quarter..................................       31.750        27.000
1997
First Quarter...................................       37.125        31.250
Second Quarter..................................       32.750        23.500
Third Quarter...................................       26.750        22.375
Fourth Quarter..................................       32.875        23.438
1998
First Quarter (through March 24, 1998)..........       27.625        21.375


         At March 20, 1998, there were 29 holders of record (including brokerage firms and other nominees) and approximately 1,281 beneficial shareholders of the Class A Common Stock and 10 holders of record of the Class B Common Stock. There is no established public trading market for the Class B Common Stock.

                                 DIVIDEND POLICY

         The Company has not declared or paid and has no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of its Common Stock. The Company's ability to pay cash dividends is primarily dependent upon receipt of dividends or distributions from its Subsidiaries over which it has limited control. In addition, the indentures which govern the Company's 9.375% Senior Notes Due 2004 and 8.125% Senior Notes Due 2004 restrict the ability of CME to declare and pay cash dividends. See "Management"s Discussion and Analysis of Financial Condition and Results of Operations."


Item 6.           SELECTED FINANCIAL DATA

         (Selected Financial Data begins on the following page and ends on the page immediately preceding Item 7).

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (dollars in thousands, except per share data)

         The selected financial information presented below for the five years ended December 31, 1997 is derived from the audited Consolidated Financial Statements of the Company. The following selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto as of December 31, 1997, 1996 and 1995, included elsewhere herein.


                                                                     Year Ended December 31,
                                                    --------------------------------------------------------------
                                                       1997          1996          1995         1994        1993
                                                       ----          ----          ----         ----        ----
                                                                      (dollars in thousands)
Operating Data:
Net revenues...................................     $ 155,394      $135,985     $  98,919   $  53,566  $       --
                                                    ---------    ----------     ---------   ---------  ----------
Total station operating costs and expenses.....       128,289        85,101        52,542      36,083       1,802
Selling, general and administrative expenses...        27,372        21,357         7,725       6,009         811
Corporate operating costs and development
    expenses...................................        25,467        15,782        10,669       3,699       2,708
Amortization of goodwill and allowance for
    development costs..........................        14,845         2,940         3,442         985          --
Non-cash stock compensation charge.............            --            --           858       5,833          --
Capital registration tax.......................            --           809         1,375          --          --
                                                    ---------    ----------     ---------   ---------  ----------
Total operating expenses.......................       195,973       125,989        76,611      52,609       5,321
                                                    ---------    ----------     ---------   ---------  ----------
Operating (loss) income........................      (40,579)         9,996        22,308         957     (5,321)
Equity in loss of unconsolidated
   affiliates..................................      (12,394)      (17,867)      (14,816)    (13,677)     (3,671)

Loss on impairment of investments in
    unconsolidated affiliates (1)..............      (20,707)            --            --          --          --
Interest and other income......................        10,142         2,876         1,238         179          64
Interest expense...............................      (16,128)       (4,670)       (4,959)     (1,992)       (140)
Foreign currency exchange (losses) gains ......       (6,818)       (2,861)           324       (245)       (176)
                                                    ---------    ----------     ---------   ---------  ----------
(Loss) income before provision for income
    taxes......................................      (86,484)      (12,526)         4,095    (14,778)     (9,244)
                                                    ---------    ----------     ---------   ---------  ----------
Provision for income taxes.....................      (14,608)      (16,405)      (16,340)     (3,331)          --
                                                    ---------    ----------     ---------   ---------  ----------
Loss before minority interest in consolidated
    subsidiaries...............................     (101,092)      (28,931)      (12,245)    (18,109)     (9,244)

Minority interest in loss (income) of
    consolidated subsidiaries..................        16,000       (1,072)       (6,491)     (2,396)         884
                                                    ---------    ----------     ---------   ---------  ----------
Net loss.......................................     $(85,092)    $ (30,003)     $(18,736)   $(20,505)  $  (8,360)
                                                    ---------    ----------     ---------   ---------  ----------
                                                    ---------    ----------     ---------   ---------  ----------

Net loss per common share
    Basic......................................    $   (3.56)    $   (1.55)     $  (1.28)
                                                    ---------    ----------     ---------
                                                    ---------    ----------     ---------
    Diluted....................................    $   (3.56)    $   (1.55)     $  (1.28)
                                                    ---------    ----------     ---------
                                                    ---------    ----------     ---------


Common  shares  used  in  computing  per  share
amounts (000s)
    Basic......................................        23,911        19,373        14,678
                                                    ---------    ----------     ---------
                                                    ---------    ----------     ---------
    Diluted....................................        23,911        19,373        14,678
                                                    ---------    ----------     ---------
                                                    ---------    ----------     ---------

Other Data:
Broadcast cash flow (2)........................    $    4,410    $   41,444     $  38,182   $  12,233  $       --
Cash flow from operations......................      (46,024)       (3,044)         2,555     (1,532)     (4,054)

Balance Sheet Data:
Current assets.......................            $    209,457    $  146,159     $ 116,728   $  71,447  $    4,773
Total assets.........................                 491,567       365,130       222,027     115,332      17,824
Total debt...........................                 237,969        55,096        20,285      32,592       5,142
Shareholders' equity.................                 157,583       249,320       138,936      62,631       3,464




----------------------

(1) On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV Beteiligungsgessellschaft GmbH & Co. Betriebs KG ("1A TV"), which operated PULS, a regional television station in the Berlin-Brandenburg area of Germany. In May 1997, 1A TV declared bankruptcy. The Company wrote down its investments in Germany by $20,707,000 in 1997, thereby fully eliminating the carrying value of such investments.

(2) "Broadcast cash flow," which is commonly used as a measure of performance for broadcast companies, as used herein, is defined as net broadcast revenues, less broadcast operating expenses excluding depreciation and amortization of acquired programming and of intangible assets, broadcast selling, general and administrative expenses, and cash program rights costs. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. Broadcast cash flow should not be considered as a substitute measure of operating performance, or liquidity prepared in accordance with generally accepted accounting principles. Broadcast cash flow is only presented for the periods in which broadcasting took place and only for the Company's consolidated broadcast subsidiaries. See "Management's
      Discussion and Analysis of Financial Condition and Results of Operations."


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


Selected Combined Financial Information

         The following table is neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated

Financial Statements prepared in accordance with GAAP. The table sets forth certain combined operating data for the years ended December 31, 1997, 1996 and 1995 for operating entities. The financial information included below departs materially from GAAP because it aggregates the revenues and operating expenses of certain entities (Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o.)
not consolidated in the Consolidated Financial Statements with those of the Company's consolidated operations. This supplemental information is presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. The station financial information in the table is unadjusted for CME's effective economic interest in each entity, which economic interest is the basis used by the Company for consolidation and equity method accounting in the Company's GAAP consolidated financial statements.
Intercompany transactions such as management service charges are not reflected in the table. The Company believes that this unaudited combined information provides useful disclosure. The Company's former operations in Germany are not included in this analysis.

         In the Consolidated Financial Statements, consolidated entities are CNTS, PRO TV, POP TV, Videovox, Radio Alfa, Federation and TV3, and entities reported using the equity method of accounting are the Studio 1+1 Group, Markiza
TV and TVN Sp.zo.o. Under the equity method of accounting, the Company's interest in net earnings or losses of TVN Sp.zo.o, Markiza TV and the Studio 1+1
Group is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the consolidated balance sheet. The following supplementary unaudited combined information includes certain financial information of TVN Sp.zo.o, Markiza TV and the Studio 1+1
Group on a line-by-line basis, similar to that of the Company's consolidated entities, CNTS, PRO TV, POP TV, Federation, TV3, Radio Alfa and Videovox.

         Of the continuing stations, CNTS, which operates Nova TV, began operations in February 1994. PRO TV and POP TV began operations in December
1995, Markiza TV began operations in August 1996 and the Studio 1+1 Group began to generate significant revenues during the second quarter of 1997. Other operations consist of Videovox, a Hungarian dubbing studio and duplication facility acquired by the Company in May 1996 and wholly-owned since May 1997, and Radio Alfa, a national radio station in the Czech Republic, of which a controlling interest was acquired in December 1996. Both new stations, TVN and TV3, began operations in October 1997.

         EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which do not include programming rights).
EBITDA is provided because it is a measure of operating performance commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP for the periods indicated.

         "Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less broadcast operating expenses excluding depreciation and amortization of acquired programming and of intangible assets, broadcast selling, general and administrative expenses, and cash program rights costs. Cash program rights costs represent cash payments for current programs payable and such payments do not necessarily correspond to program use. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP.
See the accompanying Consolidated Financial Statements.




                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                             Year Ended December 31,


--------------------------------------------------------------------------------------------------------------
                                          Net Revenue                                 EBITDA
                            ---------------------------------------- -----------------------------------------
                                1997          1996         1995          1997          1996         1995
                                ----          ----         ----          ----          ----         ----
     CNTS.................     99,163       109,242       98,305        49,921        53,441       49,782
     PRO TV...............     30,155        15,803          314       (1,298)       (4,368)        (898)
     Studio 1+1 Group.....     16,661           N/A          N/A            19           N/A          N/A
     Markiza TV ..........     31,296         7,462          N/A         5,259       (2,240)          N/A
     POP TV...............     14,989         9,080          300       (1,613)       (5,157)      (2,981)
                            ------------- ------------- ------------ ------------- ------------- ------------
Total continuing operations   192,264       141,587       98,919        52,288        41,676       45,903

     TVN Sp.zo.o.
     / Federation.........      6,781           N/A          N/A      (27,407)           N/A          N/A
     TV3..................      1,464           N/A          N/A       (3,086)           N/A          N/A
                            ------------- ------------- ------------ ------------- ------------- ------------
Total new stations........      8,245           N/A          N/A      (30,493)           N/A          N/A

     Other Operations (2).      4,495         1,860          N/A         (799)       (1,075)          N/A
                            ============= ============= ============ ============= ============= ============
Total Combined Operations.    205,004       143,447       98,919        20,996        40,601       45,903
                            ============= ============= ============ ============= ============= ============



                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                             Year Ended December 31,
-------------------------------------------------------------------------------
                                        Broadcast Cash Flow
                           --------------------------------------
                                1997          1996          1995
                                ----          ----          ----
     CNTS.................     48,326        53,128        44,789
     PRO TV...............    (3,889)       (5,290)       (2,483)

     Studio 1+1 Group.....    (1,419)           N/A           N/A
     Markiza TV ..........      4,044       (4,502)           N/A
     POP TV...............    (1,742)       (6,394)       (4,124)
                            ------------- ------------- ---------
Total continuing operations    45,320        36,942        38,182

     TVN Sp.zo.o.
     / Federation.........   (28,579)           N/A           N/A
     TV3..................    (9,906)           N/A           N/A
                            ------------- ------------- ---------
Total new stations........   (38,485)           N/A           N/A

     Other Operations (2).      (799)       (1,075)           N/A
                            ============= ============= =========
Total Combined Operations.      6,036        35,867        38,182
                            ============= ============= =========


(1) The explanations under the heading "Selected Combined Financial Information" immediately preceding this table provide important information about this table.

(2) Other operations include Radio Alfa and Videovox. Other operations have been included in 1996 and 1995 for the purpose of comparison with 1997.

EBITDA

         The total combined EBITDA for the continuing operations increased by $10,612,000 from $41,676,000 in 1996 to $52,288,000 in 1997. The increase was attributable to improvements in EBITDA at Markiza TV, PRO TV and POP TV. The overall increase in continuing operations was offset in part by CNTS's EBITDA decrease, which was due to the devaluation of the Czech koruna.

         CNTS's EBITDA decreased by $3,520,000, or 7%, to $49,921,000 for 1997, due to an 18% devaluation of the Czech koruna against the United States dollar. However, in local currency terms, CNTS's EBITDA increased 10% from Kc 1,454,000,000 to Kc 1,599,000,000. CNTS maintained its leading share of the television advertising market despite increased competition in the Czech Republic during 1997. As a result, measured in local currency, CNTS's net revenues from advertising sales increased at a similar rate as the overall television advertising market in the Czech Republic. Measured in local currency, operating expenses increased by 4% primarily due to higher salary and production costs as Nova TV began production of various new entertainment formats to meet increasing audience demand for local programming and in response to increased competition in the Czech television market. This increase in operating expenses was offset in part by lower amortization of programming rights and lower bad debt expense.

         Markiza TV, launched in August 1996, achieved positive EBITDA of $5,259,000 in its first full year of operation primarily as a result of its market leadership in both ratings and advertising sales revenues. Positive EBITDA was achieved despite increased production costs incurred to meet relatively high original production requirements in the Slovak Republic.

         POP TV's EBITDA improved by $3,544,000, or 69%, to negative $1,613,000 for 1997 as a result of increased revenues offset in part by higher operating expenses. The revenue growth is a result of POP TV's increased audience share and the related increase in its share of the overall television advertising market in Slovenia. Increased audience demand for locally produced programming resulted in higher production costs. In addition, POP TV expenses increased due to technical expansion and the addition of the new second channel, Gajba TV. Programming amortization rose in 1997 due to increased prices for acquired programming and an expanded programming library. Marketing costs increased in 1997 due to a promotional campaign for Gajba TV.

         PRO TV's EBITDA improved by $3,070,000 to negative $1,298,000 for 1997 due to a doubling of revenues offset in part by higher operating expenses. PRO TV continued to maintain its leading share of the television advertising market and benefited from the growth of the overall television advertising market in Romania. Increased audience demand for locally produced programming resulted in higher production costs, including costs of developing new formats. Increased competition led to an increase in acquired programming costs and selling, general and administrative expenses increased as a result of increased marketing activity.

         The Studio 1+1 Group recorded positive EBITDA of $19,000 in its first year of inclusion in the Company's results.

         The new television operations, TVN in Poland and TV3 in Hungary, reported negative EBITDA of $27,407,000 and $3,086,000, respectively, for the period from October 1997 (launch date of both operations) through December 1997, primarily as a result of these operations being in an early phase of development.

         Total combined EBITDA decreased by $19,605,000 from $40,601,000 in 1996 to $20,996,000 in 1997. The decrease was primarily due to negative EBITDA at the Company's new television operations in Poland and Hungary. In addition, CNTS's EBITDA decreased as a result of the devaluation of the Czech koruna against the United States dollar. The overall decrease in EBITDA is offset in part by EBITDA improvements at Markiza TV, POP TV and PRO TV.

Broadcast Cash Flow

         Total combined broadcast cash flow for the continuing operations increased by $8,378,000 from $36,942,000 in 1996 to $45,320,000 in 1997. The increase was attributable to improvements at Markiza TV, PRO TV and POP TV. This increase was offset in part by a decrease in broadcast cash flow of CNTS
(due to the currency devaluation of the Czech koruna against the United States dollar) and the inclusion of negative broadcast cash flow of the Studio 1+1 Group. The new television operations in Poland and Hungary (TVN and TV3) had a negative broadcast cash flow of $38,485,000.


         Total combined broadcast cash flow decreased by $29,831,000 from $35,867,000 in 1996 to $6,036,000 in 1997. The decrease was primarily due to negative broadcast cash flow from the new television operations in Poland and Hungary. The decrease in total combined broadcast cash flow from 1996 to 1997 exceeded the decrease in total combined EBITDA due primarily to significant up-front programming payments by the Company's new operations.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with GAAP. The Company's consolidated operating statements include the results of wholly-owned subsidiaries and the results of CNTS, PRO TV, POP TV, Federation, TV3, Videovox (wholly-owned since May 1997) and Radio Alfa, and separately set forth the minority interests attributable to other owners of CNTS, PRO TV, POP TV, Federation, TV3, Videovox and Radio Alfa. The results of other broadcast operations, Markiza TV, TVN Sp.zo.o., the Studio 1+1 Group, FFF, SFF and 1A TV are accounted for using the equity method, which reflects the Company's share of the net income or losses in those operations. 1A TV initiated a bankruptcy proceeding in May 1997. The Company terminated its ownership interest in FFF and SFF as of December 31, 1997. The Company records other investments at the lower of cost or market value.

Foreign Currency

         The Company and its subsidiaries generate revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT"), Slovak korunas ("Sk"), Hungarian forints ("HUF"), Ukranian hryvna ("Hrn"), Polish zloty ("ZI") and German marks ("DM"), and incur substantial operating expenses in those currencies. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company also incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV, Videovox, Radio Alfa, Federation, TVN Sp.zo.o., TV3 and certain Studio 1+1 Group entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. PRO TV and certain Studio 1+1 Group entities operate in economies qualifying as highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the

Company. The exchange rates at the end of and for the periods indicated are shown in the table below, together with the 1997 impact of currency devaluation on each station.


                                                Balance Sheet                         Income Statement
                                       ---------------------------------   ---------------------------------------
                                               At December 31,                  Average for the year ending
                                                                                        December 31,
                                          1997      1996     % Change           1997         1996      % Change
                                          ----      ----     --------           ----         ----      --------

Czech koruna equivalent of $1.00         34.64      27.33     -26.7%           32.03         27.21      -17.7%
German mark equivalent of $1.00           1.80      1.55      -16.0%            1.73         1.50       -15.5%
Hungarian forint equivalent of $1.00      204        162      -25.9%            201           151       -33.0%
Polish zloty equivalent of $1.00          3.52      2.88      -22.2%            3.52         2.70       -30.4%
Romanian lei equivalent of $1.00         8,023      4,035     -98.8%           7,077         3,204      -120.9%
Slovak koruna equivalent of $1.00        34.78      31.90      -9.0%           33.64         31.14       -8.0%
Slovenian tolar equivalent of $1.00      169.18    141.48     -19.6%           160.37       136.45      -17.5%
Ukrainian hryvna equivalent of $1.00      1.90      1.89       -0.5%            1.86         1.83        -1.7%

         The Company's results of operations and financial position during 1997 were impacted by changes in foreign currency exchange rates from December 31, 1996 to December 31, 1997. As shown above, all operating currencies have weakened against the United States dollar during the twelve months ended December 31, 1997.

         Due to foreign exchange movements, the underlying local currency assets and liabilities of CNTS, POP TV and TV3 decreased by 26.7%, 19.6% and 25.9% respectively, in United States dollar terms during the twelve months ended December 31, 1997. PRO TV's local currency monetary assets and liabilities decreased by up to 100% during the twelve months ended December 31, 1997, depending on the time they remained outstanding during the period.

         Operating income, interest costs and minority interest in income of CNTS, POP TV and TV3 are respectively 17.7%, 17.5% and 33.0% lower than would be the case had the weighted average exchange rate during the twelve months ended December 31, 1997 remained the same as during the twelve months ended December 31, 1996. In the highly inflationary economy in Romania, PRO TV indexes sales contracts to the United States dollar in order to minimize the effects of Romanian lei devaluation.

         In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged. At December 31, 1997, there were four forward exchange contracts outstanding for the purchase, in aggregate, of $2,500,000 by CNTS and the sale of Czech korunas. Two of these contracts matured on February 27, 1998 and March 2, 1998. The two remaining contracts for the purchase of $500,000 each mature on May 22 and June

16, 1998, respectively. A foreign exchange loss of Kc 870,000 ($25,000) resulting from the revaluation of these contracts at the year end exchange rate was recorded in 1997 and is reflected in the accompanying Consolidated Financial Statements. No material exposure exists at December 31, 1997 as a result of these contracts.

Results of Operations

1997 compared to 1996

         The Company's net revenues increased by $19,409,000, or 14%, to $155,394,000 in 1997 from $135,985,000 in 1996. The increase was primarily attributable to the increase in net revenues of PRO TV and POP TV and to the addition of the revenues of Federation (the Company's consolidated Subsidiary in Poland), TV3 and Radio Alfa, offset by a decrease in net revenues of CNTS.

         PRO TV's and POP TV's net revenues of $30,155,000 and $14,989,000, respectively, in 1997, reflect increases of $14,352,000, or 91%, and $5,909,000, or 65%, respectively. PRO TV's and POP TV's net revenues improved due to the growth in their respective television advertising markets and, to a lesser extent, to increases in POP TV's and PRO TV's audience shares.

         Federation, TV3 and Radio Alfa, which were not included in the Company's 1996 results, recorded net revenues of $5,128,000, $1,464,000 and $1,808,000, respectively, for 1997. Videovox also contributed to the Company's net revenue growth with an increase of $939,000, or 55%, from $1,707,000 in 1996 to $2,646,000 in 1997.

         CNTS's net revenues decreased by $10,079,000, or 9%, to $99,163,000 in 1997 from $109,242,000 in 1996. The decrease in CNTS's United States dollar net revenues is due to the 18% devaluation of the Czech koruna against the United States dollar. Measured in local currency, CNTS's net revenues from advertising sales increased by Kc 292,462,000, or 11%, which approximates the growth rate of the Czech television advertising market in local currency terms. CNTS's United States dollar net revenues from advertising sales were approximately $16,750,000 lower than they would have been if the Czech koruna had remained unchanged against the United States dollar during 1997. Other revenues (principally barter and game show revenues) decreased by $4,093,000.

         Total station operating costs and expenses increased by $43,188,000, or 51%, to $128,289,000 in 1997 from $85,101,000 in 1996. The increase in total station operating costs and expenses is primarily attributable to the addition of station operating costs and expenses of Federation and TV3 of $29,639,000 and $3,331,000, respectively. This increase was also attributable to increases in 1997 in operating costs and expenses at PRO TV of $8,549,000, or 51.8%, to $25,047,000 and at POP TV of $2,654,000, or 20.8%, to $15,418,000 in 1997. PRO
TV's and POP TV's operating costs and expenses rose as a result of increased expenses related to local production in response to increasing audience demand for local programming. This increase was partially offset by a decrease in CNTS's operating costs and expenses in United States dollar terms from $54,578,000 to $50,796,000, primarily due to currency devaluations. In local currency terms, CNTS's operating costs and expenses increased by Kc 141,994,000, or 10%, from Kc 1,484,849,000 to Kc 1,626,843,000, primarily due to higher salary and production costs in response to increased competition in the Czech television market. During 1997, Nova TV began production on various new entertainment formats to meet increasing audience demand for local programming.

         Station selling, general and administrative expenses increased by $6,015,000, or 28%, to $27,372,000 in 1997 from $21,357,000 in 1996. This increase was primarily attributable to the addition of Federation to the Company's operations as well as increases at PRO TV primarily due to increased administrative costs associated with expansion of network affiliates, diversification into the production and post production businesses and increased marketing activity in response to competition entering the market. To a lesser extent, the increase in station selling, general and administrative expenses was attributable to the addition to the

Company's results of TV3 and Radio Alfa in 1997. The increase was partially offset by a decrease in the selling, general and administrative expenses of CNTS due to a lower bad debt provision in 1997 as a result of improvements in collecting receivables and the effect of the devaluation of the Czech koruna against the United States dollar.

         Corporate operating costs and development expenses for 1997 and 1996 were $25,467,000 and $15,782,000, respectively, an increase of $9,685,000, or
61%. The increase was primarily attributable to increased scope of operations and increased legal and consulting fees.

         Amortization of goodwill and allowance for development costs was $14,845,000 and $2,940,000 in 1997 and 1996, respectively. This increase was primarily attributable to the full-year amortization of goodwill related to the Company's purchase in August 1996 of a 22% economic interest in CNTS (the "Additional CNTS Purchase"), the Company's purchase in early 1997 of an additional 5.2% economic interest in CNTS (the "1997 CNTS Purchase") and the Company's purchase of a 5.8% economic interest in CNTS in August 1997 (the "Second 1997 CNTS Purchase"), together with the amortization of goodwill related to the Company's investment in Radio Alfa.

         As a result of the above factors, the Company generated an operating loss of $40,579,000 in 1997 compared to operating income of $9,996,000 in 1996.

         Equity in loss of unconsolidated affiliates decreased by $5,473,000 to $12,394,000 in 1997 from $17,867,000 in 1996 primarily as a result of the cessation of funding of 1A TV.

         Loss on impairment of investments in unconsolidated affiliates of $20,707,000 was a result of the write-down of the Company's investments in Germany. This write-down, together with losses incurred by the German operations, has resulted in a total charge of $27,389,000 to the Company's operations in 1997.


         Interest and other income increased by $7,266,000 to $10,142,000 in 1997 from $2,876,000 in 1996. The increase in interest income was primarily attributable to interest income earned on higher cash balances and loans to affiliates in 1997 compared to 1996. Other income increased as a result of a gain realized on the exercise of an option by one of the Company's partners in PRO TV.

         Interest expense increased by $11,458,000, to $16,128,000 in 1997 from $4,670,000 in 1996. This increase was attributable to interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997 (collectively, the "Senior Notes"), together with the full-year impact of interest on the Company's borrowings with Ceska Sporitelna Bank ("CS") in connection with the Additional CNTS Purchase.

         The net foreign currency exchange loss of $6,818,000 in 1997 is primarily attributable to the devaluation of the local operating currencies against the United States dollar. These currencies devalued considerably more against the United States dollar in 1997 than in 1996. The net foreign currencies exchange loss was partially offset by a gain the Company realized on the Czech koruna debt funding for the Additional CNTS Purchase, which is not considered as a hedge against net investments in the Czech Republic.

         Provision for income taxes was $14,608,000 in 1997 versus $16,405,000 in 1996 as a result of the effect on CNTS's taxable income of the devaluation of the Czech koruna against the United States dollar.

         Minority interest in loss of consolidated Subsidiaries was $16,000,000 in 1997 and minority interest in income of consolidated Subsidiaries was $1,072,000 in 1996. This increase was primarily the result of the addition of Federation to the Company's operations, which incurred losses, and to the Company's increased ownership in CNTS, which continued to be profitable during 1997.

         As a result of these factors, the net loss of the Company was $85,092,000 and $30,003,000 for 1997 and 1996, respectively.

1996 compared to 1995

         The Company's net revenues increased by $37,066,000, or 37%, to $135,985,000 in 1996 from $98,919,000 in 1995. This increase was primarily attributable to the increase in revenues of PRO TV and POP TV, which were operational for all of 1996 compared to one month in 1995, and the increase in Nova TV's net revenues. PRO TV and POP TV posted net revenues of $15,803,000 and $9,080,000 in 1996, respectively, and CNTS net revenues increased $10,937,000, or 11%, to $109,242,000 in 1996 from $98,305,000 in 1995. CNTS's increase in net revenue was primarily attributable to the continued growth of the total advertising market in the Czech Republic and Nova TV's ability to maintain an audience share of 65% to 70%. To a lesser extent, Videovox, a Hungarian dubbing company purchased in May 1996, also contributed to the increase in the Company's net revenues with net revenues of $1,707,000 for 1996.


         Total station operating costs and expenses increased $32,559,000, or 62%, to $85,101,000 in 1996 from $52,542,000 in 1995. The increase in total station operating costs and expenses was primarily attributable to PRO TV, POP TV, and Videovox's total station operating costs and expenses which were $16,497,000, $12,764,000 and $1,213,000 in 1996, respectively, and, to a lesser extent, to an increase in CNTS's total station operating costs and expenses of $4,684,000, or 9%, to $54,578,000 in 1996. The increase in CNTS's total station operating costs and expenses is primarily the result of an enhancement in the production quality of self-produced programs necessary to maintain Nova TV's audience share.

         Station selling, general and administrative expenses increased $13,632,000, or 176%, to $21,357,000 in 1996 from $7,725,000 in 1995. This increase was primarily attributable to additional station selling, general and administrative expenses for PRO TV and POP TV. From 1995, CNTS's station selling, general and administrative expenses increased by $3,714,000, or 67%, to $9,247,000 due to increased marketing efforts in 1996 and the write-off of bad debts in the fourth quarter of 1996 totaling $1,300,000, from co-producers of certain game shows broadcast on Nova TV.

         Corporate operating costs and development expenses for 1996 and 1995 were $15,782,000 and $11,527,000, respectively, increasing $4,255,000, or 37%.
The increase was primarily attributable to the Company's increased scope of operations over the same period in 1995, which includes the Company's new operations and development activities in other countries.

         Amortization of goodwill and allowance for development costs decreased $502,000, or 15%, to $2,940,000 in 1996 from $3,442,000 in 1995. The decrease was primarily the result of an allowance for development activities in Poland during 1995, partially offset by amortization related to the Additional CNTS Purchase and, to a lesser extent, the amortization of goodwill and license acquisition costs related to investments in PRO TV and POP TV in December 1995.

         The Company incurred $809,000 and $1,375,000 in capital registration taxes for 1996 and 1995, respectively.

         Operating income decreased $12,312,000, or 55%, to $9,996,000 in 1996 from $22,308,000 in 1995. The decrease in the Company's operating results was primarily attributable to operating losses of PRO TV and POP TV, and, to a lesser extent, increased corporate and development expenses, partially offset by the increase in operating income of CNTS over the same period in 1995.

         Equity in loss of unconsolidated affiliates increased by $3,051,000, or 21%, to $17,867,000 in 1996 from $14,816,000 in 1995, primarily attributable to the launch of Markiza TV in August 1996, partially offset by reduced losses at FFF. The Company's share of the losses of Markiza TV for 1996 totaled $3,583,000. The Company's share of losses in 1A TV and FFF decreased by $1,045,000, or 7%, in 1996. The Company's share of losses in 1A TV, including goodwill amortization, for 1996 remained at approximately the same level despite the Company's increase in ownership from 48.5% at December 31, 1995 to 58% at

December 31, 1996. In 1996, 1A TV began a new local programming format which resulted in reduced operating costs and slightly increased net revenues. In addition, losses at FFF have also decreased as a result of a similar change in its programming format and slightly increased net revenues.

         Interest and other income increased $1,638,000, or 132%, to $2,876,000 for 1996 from $1,238,000 in 1995. The increase in interest income is primarily attributable to the net cash proceeds from the Company's public offering of shares of Class A Common Stock completed in November 1996.

         Interest expense decreased $289,000, or 5.8%, to $4,670,000 in 1996 from $4,959,000 in 1995. This is primarily attributable to lower debt levels at CNTS, including the early repayment of debt, during 1996 compared to 1995, partially offset by interest expense from debt incurred to make the Additional CNTS Purchase.

         The foreign currency exchange loss of $2,861,000 in 1996 was primarily attributable to the United States dollar denominated borrowings of PRO TV and POP TV and the devaluation during 1996 of the Romanian lei and the Slovenian tolar, respectively, against the dollar. Movements in these currencies in 1995 had less of an impact on the Company because PRO TV and POP TV commenced operations in December 1995.

         Provision for income taxes was $16,405,000 for 1996 and $16,340,000 for 1995. The income tax provision in 1996 and 1995 primarily related to income taxes payable in the Czech Republic on CNTS pre-tax profits which have increased due to higher operating income at CNTS, offset by an income tax rate of 41% in 1995 and a lower income tax rate of 39% in 1996.

         Minority interest in income of consolidated Subsidiaries was $1,072,000 in 1996 and $6,491,000 in 1995. This decrease was primarily the result of the Additional CNTS Purchase, together with losses for PRO TV and POP TV.

         Primarily as a result of these factors, the net loss of the Company was $30,003,000 and $18,736,000 for 1996 and 1995, respectively.

Liquidity and Capital Resources

         Net cash used in operating activities was $46,024,000 in 1997 compared to $3,044,000 in 1996. The increase in net cash used in operating activities of $42,980,000 was primarily the result of increased programming payments and higher operating losses due to the addition of the Company's new television operations in Poland and Hungary.

         Net cash used in investing activities was $101,834,000 in 1997 compared to $112,641,000 in 1996. The decrease was primarily attributable to a reduction from 1996 to 1997 in the need for investment in Markiza TV and the Studio 1+1 Group, as well as the cessation of funding of 1A TV in Germany in May 1997. This decrease was offset by new investments in Poland and Hungary and the Second 1997 CNTS Purchase, described below.

         Net cash provided by financing activities for 1997 was $176,204,000 compared to $140,739,000 in 1996. The increase was primarily the result of the Senior Notes Offering described below.

         In August 1997, CME issued the Senior Notes, which raised net proceeds of approximately $170,000,000 (the "Senior Notes Offering"). The Senior Notes are denominated in United States dollars, in part, and in German marks, in part. The United States dollar denominated Senior Notes bear interest at a rate of 9.375% per annum, and the German mark denominated Senior Notes bear interest at a rate of 8.125% per annum. The principal amount of the Senior Notes is repayable on their maturity date, August 15, 2004. The indentures governing the Senior Notes contain certain restrictions relating to the ability of CME and its Subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments in unconsolidated companies, declare and pay dividends, sell assets and engage in extraordinary transactions. Management believes that, as of December 31, 1997, the Company was in compliance with such restrictions.

         Prior to the Senior Notes Offering, the Company's operations were financed primarily through public offerings of shares of Class A Common Stock completed in October 1994 (the "IPO"), November 1995 and November 1996 (the "1996 Offering"), which raised net proceeds of approximately $68,800,000, $86,600,000 and $143,600,000, respectively. Prior to the IPO, the Company relied on Ronald S. Lauder and entities controlled by or affiliated with him for capital in the form of both debt and equity financing.

         In May 1997, CNTS declared a total dividend of Kc 495,000,000 ($13,665,000) of which the Company was paid Kc 150,150,000 ($3,334,000) in June
1997 and was paid Kc 115,500,000 ($3,522,000) in each of November 1997 and January 1998. The remaining Kc 113,850,000 ($3,287,000) was paid to minority shareholders.

         In August 1997, the Company received $2,800,000 from one of its partners in Romania, Ion Tiriac, in connection with his exercise of an option to increase his interest in MPI, which operates PRO TV.

         As a result of the factors described above, the Company had cash of $106,188,000 at December 31, 1997 compared to $78,507,000 at December 31, 1996 and marketable securities of $69,000 at December 31, 1997 compared to $2,896,000 at December 31, 1996.

         The Company has made, and expects to continue to make, investments to develop broadcast operations in Central and Eastern Europe. The Company's cash needs for those investment activities may exceed cash generated from operations and the proceeds of the Senior Notes Offering, resulting in external financing requirements.

         The Company entered into a loan facility with ING Bank N.V. ("ING"), on July 11, 1997 pursuant to which ING agreed to provide the Company with bank financing of up to $25 million (the "ING Bridge Facility"). The ING Bridge Facility matured upon the consummation of the Notes Offering and proceeds from the Notes Offering were used to repay in full the ING Bridge Facility. In connection with the ING Bridge Facility, the Company executed a term sheet with ING for a $35 million secured revolving credit facility anticipated to have a term of up to three and one-half years to fund working capital requirements, as well as operating and capital expenditures (the "Proposed ING Credit Facility"). The Proposed ING Credit Facility is expected to be incurred by a subsidiary. The availability of the Proposed ING Credit Facility is subject to definitive documentation and satisfaction of various conditions.

        On August 11, 1997, the Company made the Second 1997 CNTS Purchase when it purchased Nova Consulting a.s. ("NC") from certain of the partners of CET 21, for a purchase price of $28,537,000, to be paid in installments through February 15, 2000, subject to adjustment as described below. NC owns a 5.8% interest in CNTS. A portion of the payments are subject to increase based upon the performance of CME's Class A Common Stock. As of December 31, 1997, the
Company has paid $11,500,000 of the purchase price and is obligated to make further payments of $9,162,000 during 1998, $5,313,000 during 1999, and $2,562,000 during 2000.

         On August 1, 1996, the Company entered into the Additional CNTS Purchase for the purchase of CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at December 31, 1997 was Kc 723,200,000 ($20,878,000). Quarterly repayments on the loan are required in the amount of Kc 22,500,000 ($650,000) during the period from February 1998 through November 1998, Kc 42,500,000 ($1,227,000) during the period from February 1999 through May 2002, and Kc 37,500,000 ($1,082,000) in August 2002.

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. CNTS has a line of credit with CS for up to Kc 250,000,000 ($7,217,000) bearing interest at a rate 0.5% over the Prague Interbank Offer Rate ("PRIBOR"). In October 1997, CNTS entered into a Kc 500,000,000 ($14,434,000) line of credit with ING Bank. The line of credit, which may be drawn in Czech koruna, German marks or United States dollars, bears interest at a rate of 0.5% over the interbank offered rate for the applicable currency and matures in October 1999. CNTS had no borrowings under these facilities at December 31, 1997. This facility is secured by CNTS's equipment, vehicles and receivables.

         In June 1997, CEDC Praha s.r.o. ("CEDC Praha"), which owned the facility that Nova TV uses as its main studios and principal offices (the "Nova Facility"), terminated the capital lease pursuant to which CEDC Praha leased the Nova Facility to CNTS, and entered into an agreement with CNTS pursuant to which
(i) CEDC Praha assigned the Nova Facility to CNTS and (ii) CNTS assumed CEDC Praha's obligations under a loan from CS (the "CS Loan") secured by a mortgage on the Nova Facility. The CS Loan provides for quarterly payments of Kc 16,500,000 ($476,000), plus interest equal to three month PRIBOR plus 1.0%, to be paid through December 1999. As of December 31, 1997, the outstanding balance under the CS Loan was Kc 126,000,000 ($3,637,000).


         In February 1998, Markiza TV entered into two revolving credit facilities. The first facility consists of a $3,000,000 line of credit from Bank Austria, which matures in March 2000. The line of credit bears interest at a rate of 1.5% over LIBOR. The second facility consists of an Sk 100,000,000 ($2,875,000) line of credit from Bank Austria which matures in September 2000. This line of credit bears interest at a rate of 0.5% over Bratislava Interbank Offer Rate. These facilities are secured by Markiza TV's land and buildings.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit which bears interest at a rate of 5% over 6 month LIBOR. At December 31, 1997, $1,999,000 was outstanding under this facility. This facility matured at the end of 1997 and is currently being renegotiated. The Company expects that this facility will be extended to the end of 1998. The second facility is a long-term loan for $4,000,000. The long-term loan bears interest at 5% over 6 month LIBOR and is to be repaid in monthly installments through February 28, 2001. At December 31, 1997, $3,854,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles. Notwithstanding these borrowing facilities, the Company believes that it will be required to provide additional funding to PRO TV in 1998.

         TVN Sp.zo.o. has borrowings of $13,970,000 under three short-term bridge loan agreements with three Polish banks. Two loans with $9,210,000 outstanding at December 31, 1997 are guaranteed by the Company. The third loan for $4,760,000 is guaranteed by the Company's partner in Poland, ITI. These loans are drawn in Polish zloty and United States dollars and bear interest at LIBOR and WIBOR (Warsaw Interbank Offer Rate) plus 2.15%. At December 31, 1997, Federation had a $3,500,000 short term bridge loan with a Polish bank secured by its accounts receivable which bears interest at LIBOR plus 2.15%. It is anticipated that these loans will be repaid by TVN Sp.zo.o. and Federation from a $30,500,000 revolving credit facility, currently being negotiated with a syndicate of Polish banks. Future shareholder funding for the Poland operations is expected to be shared by the Company and ITI and the Company expects to fund up to $30,000,000 in 1998. Since December 31, 1997, the Company has advanced $12,000,000 to its operations in Poland.

         TV3 has borrowings of $1,368,000 from a local bank in Hungary and is currently renegotiating certain terms, including maturity. The new loan agreement, which is expected to be completed in April 1998, requires quarterly repayments from March 1999 until December 2000 and will be secured by certain fixed assets of TV3. The Company has loaned $550,000 to TV3 since December 31, 1997 and expects to loan an additional $1,000,000 during 1998. The Company has made approximately $3,134,000 in programming payments on behalf of TV3 since December 31, 1997 and has additional programming commitments for TV3 in 1998 and 1999 of approximately $17,981,000 and $5,939,000, respectively.

         The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is not sufficient to compel the distribution of dividends. In the case of Federation and TVN Sp.zo.o. in Poland, there are no legal reserve requirements with respect to distributions. The Company does not have sufficient voting power in Federation or TVN to compel the making of distributions. In the case of TV3, the Company's voting interest is sufficient to compel the payment of dividends. There are no legal reserve requirements in Hungary.

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

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, management has not yet assessed the Year 2000 compliance costs and related effect on the Company's earnings. Accounting rules require such costs to be expensed.

         The Company believes that its current cash balances, cash generated from CNTS and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations through 1998. To acquire additional broadcast rights, the Company would require significant additional financing.


         Statements made in "Operations in Poland: TVN" and "Liquidity and Capital Resources", regarding the Company's Poland operations (including funds to be provided by the Company for these operations), future investments in existing television broadcast operations, business strategies and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that contribute to such risks include the Company's success in increasing signal quality and availability in Poland (with respect to operations in Poland) and success in obtaining additional broadcast licenses, the cost of developing opportunities into television broadcast operations, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and may in the future operate and general market and economic conditions in these countries.



Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central European Media Enterprises Ltd.:

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with United States generally accepted accounting principles.

                                          ARTHUR ANDERSEN & CO.

Hamilton, Bermuda
March 30, 1998

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                     ($000s)

                                 ASSETS                                     Note             December 31,
                                                                                    -------------------------------
                                                                                        1997             1996
                                                                                        ----             ----
CURRENT ASSETS:
Cash and cash equivalents................................................           $    106,188       $ 78,507
Investments in marketable securities.....................................     3               69          2,896
Restricted cash..........................................................    3,4             800          2,749
Accounts receivable (net of allowances of $3,698, $3,200)................                 41,985         37,342
Program rights costs.....................................................     3           30,220         12,675
Value-added tax recoverable..............................................                  5,229            182
Amount due from unconsolidated affiliates................................    11            6,696          1,066
Advances to affiliates...................................................    11            7,979          4,119
Other short-term assets..................................................     6            3,273            850
Prepaid expenses.........................................................                  7,018          5,773
                                                                                    -------------    --------------
         Total current assets............................................                209,457        146,159

Investments in unconsolidated affiliates.................................                 58,552         56,599
Investments..............................................................                 22,951          3,600
Loans to affiliates......................................................    11           31,927         17,766
Property, plant & equipment (net of depreciation of $31,517, $22,317)....     5           68,090         58,982
Program rights costs.....................................................     3           12,851         14,266
Broadcast licence costs and other intangibles (net of amortization of
$ 2,381,  $1,579)........................................................     3            2,752          3,097
Licence acquisition costs (net of amortization of $1,901, $854)..........     3            3,456          3,923
Goodwill.................................................................     3           65,910         35,338
Organization costs (net of amortization of  $1,222, $950)................     3              541            934
Development costs (net of allowance of  $2,121, $996)....................     3               --         19,105
Deferred income taxes....................................................     7              746            868
Other assets.............................................................     6           14,334          4,493
                                                                                    -------------    --------------
         Total assets....................................................             $  491,567      $ 365,130
                                                                                    =============    ==============


      The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                           December 31, 1997 and 1996
                                     ($000s)

                 LIABILITIES AND SHAREHOLDERS' EQUITY                      Note              December 31,
                                                                                    -------------------------------
                                                                                        1997             1996
                                                                                        ----             ----
CURRENT LIABILITIES:
Accounts payable......................................................                  $ 30,929       $ 18,775

Accrued liabilities...................................................                    22,929         17,010
Duties and other taxes payable........................................                    10,989          3,312
Income taxes payable..................................................                     2,308          9,948
Current portion of obligations under capital lease....................      10                88          1,794
Current portion of credit facilities..................................       8            11,722          7,106
Dividends payable.....................................................                       996             --
Investments payable...................................................                    16,714          1,955
Advances from affiliates..............................................      11            25,508            606
                                                                                    -------------    --------------
    Total current liabilities.........................................                   122,183         60,506

Deferred income taxes.................................................       7               916          2,142
Long-term portion of obligations under capital leases.................      10                27          7,120
Long-term portion of credit facilities................................       8            24,177         22,488
Investments payable...................................................                     7,875         14,633
$100,000,000 9 3/8 % Senior Notes due 2004 (net of discount                               99,853             --
    of $147)..........................................................       8
DM 140,000,000 8 1/8 % Senior Notes due 2004 (net of discount                             77,513             --
    of $347)..........................................................       8
Other liabilities.....................................................                       199            305
Minority interest in consolidated subsidiaries........................                     1,241          8,616

SHAREHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; authorized; 5,000,000 shares;
issued and outstanding: none..........................................                        --             --
Class A Common Stock, $0.01 par value:  authorized:  100,000,000 shares at December 31, 1997 and  30,000,000  at December 31, 1996;  issued and outstanding; 16,934,894 at December 31, 1997
    and 16,664,143 at December 31, 1996...............................                       169            167
Class B Common Stock,  $0.01 par value:  authorized:  15,000,000 shares
    at  December  31,  1997  and   December   31,   1996;   issued  and
    outstanding; 7,064,475 at December 31, 1997 and
    7,191,475 at December 31, 1996....................................                        71             72
Additional paid-in capital............................................                   332,386        330,315
Accumulated deficit...................................................                 (163,096)       (78,004)
Cumulative currency translation adjustment............................                  (11,947)        (3,230)

                                                                                    -------------    --------------

    Total shareholders' equity........................................                   157,583        249,320
                                                                                    -------------    --------------

    Total liabilities and shareholders' equity........................               $   491,567     $  365,130
                                                                                    =============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000s, except per share data)


                                                                              For the years ended December 31,
                                                                           ----------------------------------------
                                                                 Note         1997          1996          1995
                                                                 ----         ----          ----          ----
Gross revenues:............................................                  $ 199,502     $ 170,114      $121,113
Discounts and agency commissions...........................                   (44,108)      (34,129)      (22,194)
                                                                           ------------  ------------  ------------
Net revenues...............................................                    155,394       135,985        98,919

Station expenses:
  Other operating costs and expenses.......................                     80,171        50,188        28,972

  Amortization of programming rights.......................                     32,464        21,599        16,319
  Depreciation of station fixed assets and other intangibles                    15,654        13,314         7,251
                                                                           ------------  ------------  ------------
  Total station operating costs and expenses...............                    128,289        85,101        52,542
  Selling, general and administrative expenses.............                     27,372        21,357         7,725

Corporate expenses:
  Corporate operating costs and development expenses.......                     25,467        15,782        11,527
  Amortization of goodwill and allowance for development                        14,845         2,940         3,442
  costs....................................................
  Capital registration tax.................................                         --           809         1,375
                                                                           ------------  ------------  ------------
                                                                                40,312        19,531        16,344

Operating (loss) income....................................                   (40,579)         9,996        22,308

Equity in loss of unconsolidated affiliates................        3          (12,394)      (17,867)      (14,816)
Loss  on  impairment   on   investments   in   unconsolidated
affiliates.................................................        3          (20,707)            --            --
Interest and other income..................................                     10,142         2,876         1,238
Interest expense...........................................                   (16,128)       (4,670)       (4,959)
Foreign currency exchange (loss)/gain......................                    (6,818)       (2,861)           324
                                                                           ------------  ------------  ------------

Net (loss) income before provision for income taxes........                   (86,484)      (12,526)         4,095
Provision for income taxes.................................                   (14,608)      (16,405)      (16,340)
                                                                           ------------  ------------  ------------
Loss before minority interest in consolidated subsidiaries.                  (101,092)      (28,931)      (12,245)
Minority interest in loss (income)  of consolidated
  subsidiaries.............................................                     16,000       (1,072)       (6,491)
                                                                           ------------  ------------  ------------



Net Loss...................................................                  $(85,092)     $(30,003)    $ (18,736)
                                                                           ============  ============  ============

PER SHARE DATA:
Net loss per share
  Basic....................................................        3         $  (3.56)     $  (1.55)    $   (1.28)
                                                                             =========   ===========     =========

  Diluted..................................................                  $  (3.56)     $  (1.55)    $   (1.28)
                                                                             =========   ===========     =========



Common shares used in computing per share amounts (000s):
  Basic....................................................                     23,911        19,373        14,678
                                                                           ============  ============  ============
  Diluted..................................................                     23,911        19,373        14,678
                                                                           ============  ============  ============





        The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           For the Period from December 31, 1994 to December 31, 1997
                                     ($000s)

                                                                                                     Cumulative
                                  Class A    Class B                                                 Currency
                                  Common     Common   Additional Treasury   Deferred    Accumulated  Translation  Total
                                  Stock      Stock    Paid-in    Stock     Compensation  Deficit     Adjustment
                                                      Capital                              (1)
                                  -----------------------------------------------------------------------------------------
BALANCE, December 31, 1994....... $     59  $      81 $ 94,956   $    --   $ (3,334)   $(29,265)    $    134     $  62,631

Capital Contributed by
    Shareholders  including $6,500
    loan converted, less related
    costs of $5,426..............       44         --   93,041        --          --          --          --        93,085
Stock compensation charge........
    Charge.......................       --         --       --        --         858          --          --           858
    Reduction in stock
compensation charge..............       --         --       --    (2,476)      2,476          --          --            --
 Foreign Currency Translation           --         --       --        --          --          --       1,098         1,098
Adjustment.......................
 Net loss........................       --         --       --        --          --    (18,736)          --      (18,736)
                                  ----------------------------------------------------------------------------------------

BALANCE, December 31, 1995.......      103         81  187,997    (2,476)         --    (48,001)       1,232       138,936

Retirement of Treasury Stock.....      (2)         --  (2,474)     2,476          --          --          --            --

Capital contributed by
Shareholders, less
    related costs of $8,177 (2)..       66        (9)  144,792        --          --          --          --       144,849
Foreign Currency Translation
Adjustment.......................       --         --       --        --          --          --     (4,462)       (4,462)
Net loss.........................       --         --       --        --          --    (30,003)          --      (30,003)

                                  ----------------------------------------------------------------------------------------
BALANCE, December 31, 1996             167         72  330,315        --          --    (78,004)     (3,230)       249,320
    Capital contributed by
shareholders (2).................        2        (1)    2,071        --          --          --          --         2,072
    Foreign Currency Translation
    Adjustment...................       --         --       --        --          --          --     (8,717)       (8,717)
    Net Loss                            --         --       --        --          --    (85,092)          --      (85,092)

                                  ========================================================================================
BALANCE, December 31, 1997            $169        $71 $332,386       --            --  $(163,096)  $(11,947)      $157,583
                                  ========================================================================================


 (1) Of the accumulated deficit of $163,096,000 at December 31, 1997, $83,349,000 represents accumulated losses in unconsolidated affiliates.

(2) Includes transfers between Class A and Class B Common Stock in 1996 and
1997.

        The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

                      Consolidated Statements of Cash Flows
                                     ($000s)

                                                                             For the years ended
                                                                                 December 31,
                                                                   ------------------------------------------
                                                                      1997           1996           1995
                                                                   -----------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss........................................................    $(85,092)       $(30,003)      $(18,736)
Adjustments  to reconcile  net loss to net cash used in operating activities:
  Equity in loss of unconsolidated affiliates...................       12,394          17,867         14,816
  Loss on impairment of investments in unconsolidated
    affiliates..................................................       20,707              --             --
  Depreciation  and  amortization   (excluding   amortization  of
    barter programs)............................................       61,419          33,288         23,705
  Profit/(loss) on disposal of fixed assets/investments.........      (2,255)              --             --
  Accredtion/amortization of discount/debt costs................          379              --             --
  Minority interest in (loss) income  of consolidated affiliates     (16,000)           1,072          6,491
  Valuation allowance for development costs.....................        1,125             714          3,388
  Stock compensation charge.....................................           --              --            858
Changes in assets & liabilities:
  Accounts receivable...........................................     (11,167)         (4,881)       (18,176)
  Related party receivable......................................           --              --            115
  Program rights paid...........................................     (43,493)        (24,072)       (24,040)
  Value-added tax recoverable...................................      (5,394)             551          (710)
  Advances to affiliates........................................       16,254         (3,334)          (337)
  Prepaid expenses..............................................      (1,796)           (415)        (1,780)
  Other assets..................................................           --         (1,838)        (3,639)
  Accounts payable..............................................        (510)           3,931          1,180
  Accrued liabilities...........................................        6,122           7,227          6,197
  Income and other taxes payable................................        1,283         (3,151)         13,223
                                                                   -----------    ------------   ------------
      Net cash used in operating activities ....................     (46,024)         (3,044)          2,555
                                                                   -----------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in unconsolidated affiliates .....................     (12,018)        (52,977)       (19,220)
  Other investments.............................................     (15,630)         (3,600)             --
  Investments in marketable securities..........................        2,827           7,756        (2,927)
  Restricted cash...............................................        1,949           1,467        (2,616)
  Acquisition of fixed assets...................................     (27,329)        (17,801)       (23,196)
  Acquisition of minority shareholders' interests...............     (16,950)         (5,607)             --
  Purchase of business..........................................      (2,471)         (4,895)        (1,510)

  Loans and advances to affiliates..............................     (28,461)        (16,705)        (6,272)
  Payments for license acquisition costs........................           --              --        (4,777)
  Payments for organization costs...............................           --            (48)        (1,032)
  Payments for broadcast license costs, other assets and
    intangibles.................................................      (3,630)         (1,295)          (760)
  Development costs.............................................        (121)        (18,936)       (12,325)
                                                                   -----------    ------------   ------------
      Net cash used in investing activities.....................    (101,834)       (112,641)       (74,635)
                                                                   -----------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities.............................................      (4,446)           3,045        (6,140)
  Payments under capital leases.................................        (229)         (1,636)        (1,570)
  Dividends paid to minority shareholders.......................      (3,090)         (3,575)          (612)
  Advances received from affiliates.............................           --              --          2,687
  Repayment of advances by affiliates...........................           --         (2,081)             --
  Issuance of debt, net of related costs........................      169,572              --             --
  Capital contributed by shareholders...........................        2,072         144,849         86,585
  Other long-term liabilities...................................         (42)             137            173
  Investments by minority shareholders in consolidated affiliates      12,367              --          2,000
                                                                   -----------    ------------   ------------
      Net cash provided by financing activities.................      176,204         140,739         83,123
                                                                   -----------    ------------   ------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                            (665)             243            165
                                                                   -----------    ------------   ------------
  Net increase in cash and cash equivalents.....................       27,681          25,297         11,208
CASH AND CASH EQUIVALENTS, beginning of period..................       78,507          53,210         42,002
                                                                   ===========    ============   ============
CASH AND CASH EQUIVALENTS, end of period........................   $  106,188       $  78,507      $  53,210
                                                                   ===========    ============   ============

Supplemental information:
  Cash paid for interest........................................   $    5,648        $  4,590       $  4,942
                                                                   ===========    ============   ============

  Income taxes..................................................   $   24,072         $22,048       $  2,922
                                                                   ===========    ============   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


1. ORGANIZATION AND BUSINESS

         Central European Media Enterprises Ltd., a Bermuda corporation ("CME"), was formed in June 1994. Through its predecessor companies, CME has been in operation since 1991. CME, together with its subsidiaries and affiliates (CME and its subsidiaries and affiliates are collectively referred to as the "Company"), invests in, develops, and operates national and regional commercial television stations and networks in Central and Eastern Europe.

         In the Czech Republic, as of December 31, 1997, the Company is entitled to 99% of the total profits of and has 97% of the voting power in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), which operates Nova TV, a private national television station in the Czech Republic. In August 1996, when the Company increased its economic interest in CNTS through the acquisition of a 22% economic interest in CNTS from Ceska Sporitelna Bank ("CS") (the "Additional CNTS Purchase"), CS granted the Company an option to acquire CS's remaining 2% voting interest for no additional consideration. On December 9, 1997, the Company exercised its option and upon completion of registration pursuant to Czech law of the 2% voting interest, the Company will have 99% of the voting power in CNTS. CET 21 has a 1% equity interest in CNTS. In March 1997 the Company acquired a 5.2% interest in CNTS (the "1997 CNTS Purchase") and in August 1997, the Company acquired a 5.8% interest in CNTS (the "Second 1997 CNTS Purchase").

         The Company owns a 76% ownership interest in Radio Alfa a.s. ("Radio Alfa"), one of two private Czech Republic national radio broadcasters. The Company is a party to certain loan and consulting agreements with Radio Alfa. Certain of the Company's outstanding loans to Radio Alfa are convertible into an additional equity interest which, when combined with its 76% interest, would give the Company an 92.4% interest in Radio Alfa.

         In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac, operate PRO TV, a commercial television network, through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% equity interest in Media Pro International. In August 1997, the Company's interest in Media Pro International was reduced from 77.5% to 66% as a result of the exercise of an option by Mr. Tiriac to increase his interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. PRO TV, SRL holds many of the licenses for the stations comprising the PRO TV network. The Company owns a 95% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom, which holds one of two GSM cellular telephone licenses in Romania. Mr. Sarbu owns the remaining 5% of Unimedia.


         In Slovenia, the Company operates POP TV, together with MMTV d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), through Produkcija Plus d.o.o. ("Pro Plus"). Under the names POP TV and Gajba TV, Pro Plus provides programming to, and sells advertising for, affiliated stations. The Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.3% as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59. Tele 59 owns a 21% equity interest in Pro Plus, and the remaining 1% equity interest in Pro Plus is owned by MMTV.

         Also in Slovenia, in July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A (Notes 6 and 10).

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


         In the Slovak Republic, the Company owns an 80% non-controlling economic interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS") which launched Markiza TV as a national television station on August 31, 1996.

         In Hungary, in September 1997, the Company acquired a 71.2% equity interest in Budapesti Kommunikacios Rt. ("TV3"), a television station. The Company wholly owns Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and duplication company acquired in May 1996 and owns 24.9% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ("2002 Kft"), a broadcasting company.

         In Germany, as of December 31, 1997, the Company transferred for nominal consideration all of its interests in regional television operations in Nuremberg ("FFF") and Dresden and Leipzig ("SFF") to the managing director of those operations, thereby terminating its ownership interests in those German broadcast operations. On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV Beteiligungsgessellschaft GmbH & Co. Betriebs KG ("1A TV"), which operated PULS, a regional television station operating in the Berlin - Brandenburg area of Germany. On May 27, 1997, 1A TV initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenberg, which is pending (Note 10). Prior to these transactions, the Company owned non-controlling equity and voting interests in those entities.

         In Poland, the Company owns a 50% direct interest in Federacja Sp.zo.o. ("Federation"). In addition, the Company owns an additional 5% indirect interest in Federation through its 10% equity interest in ITI Media Group N.V., which owns the remainder of Federation. TVN Sp.zo.o., owned 67% by ITI and 33% by the Company, holds broadcast licenses, awarded in February 1997, for northern Poland and the cities of Warsaw and Lodz. TVN Sp.zo.o. owns 100% of Telewizja Wisla Sp.zo.o. ("TV Wisla"), a private regional television station in southern Poland. Federation provides programming and advertising services to TVN Sp.zo.o. In December 1997, TVN Sp.zo.o. acquired 22% of Polskie Media S.A., a private regional television station operating under the name "Nasza TV" in central Poland. The remaining shareholders of Polskie Media S.A. have instituted legal proceedings challenging TVN Sp.zo.o.'s acquisition (Note 10).

         Also in Poland, the Company owns a 12% interest in Endemol-Neovision Sp.zo.o., a television program production company.

         In Ukraine, the Company owns a 50% non-controlling interest in a group of companies (collectively, the "Studio 1+1 Group"), which has the right to broadcast programming and sell advertising on Ukrainian National Channel 2 ("UT-2") through 2006.

2. FINANCING OF OPERATING AND CAPITAL NEEDS

          In 1997, the Company raised cash contributions of approximately $170,000,000 after underwriting costs, discounts, commissions and expenses of approximately $5,834,000, from the issue of $100,000,000 9.375% Senior Notes due 2004 and DM 140,000,000 8.125% Senior Notes due 2004.

          In 1996, the Company raised cash contributions of $151,800,000 from a public offering of common stock, less underwriting costs and issue and other related expenses of approximately $8,177,000, from the issue of 5,520,000 shares of Class A Common Stock.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


         In 1995, the Company raised cash contributions of $92,000,000 from a public offering of common stock, less underwriting costs and issue and other related expenses of approximately $5,426,000, from the issue of 4,000,000 shares of Class A Common Stock.

         Proceeds from the above public offerings and other equity raised have been used to fund the Company's activities and to repay certain loans and advances from affiliates. The Company had cash of $106,188,000 and marketable securities of $69,000 at December 31, 1997 to enable it to finance its future activities.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

         The Company conducts all of its operations through subsidiaries and affiliates. Accordingly, the primary internal source of the Company's cash available for operations will ultimately be dividends and other distributions from its subsidiaries and affiliates. Each of these subsidiaries and affiliates was formed under the laws of, and has its operations in, a country other than Bermuda, the jurisdiction of the Company. In addition, each of the operating subsidiaries and affiliates receives the majority of its revenues in the local currency of the jurisdiction in which it is situated. As a consequence, the Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries and affiliates operate.

         The laws under which the Company's currently operating subsidiaries and affiliates are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In the case of POP TV, the Company's voting power is not sufficient to compel the payment of dividends. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is not sufficient to compel the distribution of dividends. In the case of TV3, the Company's voting power is sufficient to compel the payment of dividends. There are no legal reserve requirements in Hungary. The Company's voting power in Federation and TVN Sp.zo.o. is not sufficient to compel the distribution of dividends. There are no legal reserve requirements in Poland. In cases where the Company's subsidiaries are not wholly-owned, the declaration of such dividends will lead to a reduction in resources, as such payments to minority shareholders will reduce the Company's cash and cash equivalents.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


General

         While losses from operating and development activities are expected to continue in 1998, management believes that the Company's liquidity and capital resources at December 31, 1997, including current cash balances, cash generated from CNTS and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations through 1998.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of CNTS, which operates Nova TV, PRO TV, POP TV, Federation, TV3, Videovox and Radio Alfa (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the years presented, as applicable (Note 1). The results of Markiza TV, the Studio 1+1 Group, TVN Sp.zo.o., FFF, SFF and 1A TV (for the first quarter of 1997 only) (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method. 1A TV initiated a bankruptcy proceeding in May 1997. The Company records other investments at the lower of cost or market value.

         Acquisitions have been accounted for using the purchase method of accounting.

Cash and Cash Equivalents

         Cash and cash equivalents includes unrestricted cash in banks and highly liquid investments with original maturities of less than three months.

Investments in Marketable Securities

         The Company accounts for Investments in Marketable Securities under Statement of Financial Accounting Standards (SFAS) No.115 'Accounting for Certain Investments in Debt and Equity Securities'. Pursuant to this pronouncement, debt and equity securities held by the Company that may be sold in response to changes in interest rates, prepayments, and other factors have been classified as available-for-sale. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity (on an after tax basis). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur. There were no significant realized or unrealized gains or losses as of December 31, 1997 and 1996 or for the three years ended December 31, 1997.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


Revenue Recognition

         Revenues primarily result from the sale of advertising time and are recognized in the period in which advertising is aired.

Barter Transactions

         Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used. Barter revenues of $2,817,000, $6,354,000 and $3,647,000 have been recognized for the years ended December 31, 1997, 1996 and 1995 respectively.

         The Company records barter transactions at the estimated fair market value of goods or services received. In cases where bartered programs can only be obtained through a barter agreement, the Company values the barter at the value of the asset conveyed in exchange for the programs. In other cases where the Company has elected to enter into barter agreements as an alternate method of payment, strictly for economic reasons, the Company values the barter agreement at the value of the asset received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast first, a receivable is recorded.

Long-lived assets

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Pursuant to this standard, the Company evaluates its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary. The Company has determined that the goodwill resulting from its investment in Radio Alfa has suffered material impairment and has therefore written off $6,140,000 during 1997.

Property, Plant and Equipment

         Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (Note 5).

Assets Held Under Capital Leases

         Assets held under capital leases are accounted for in accordance with SFAS No. 13, 'Accounting for Leases', and recorded in Property, Plant and

Equipment and depreciated accordingly. The related liability is included in obligations under capital lease.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


Program Rights and Production Costs

         Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized using straight-line and accelerated methods based on the estimated period of usage, ranging from one to five years. The unamortized cost of such rights and liability for future payments under these agreements are included in the Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted prospectively.

         Payments made for program rights in which the license period has not begun before year end are classified as prepaid expenses and are $4,972,000 and $2,854,000 at December 31, 1997 and 1996, respectively.

         Production costs for self-produced programs are expensed when first broadcast except where the programming has potential to generate future revenues. When this is the case, production costs are capitalized and amortized on the same basis as programming obtained from third parties.

Goodwill

         Goodwill represents the Company's excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of the assets. Amounts recognized to date have been amortized over periods ranging from 2 to 8 1/2 years from the original date of acquisition.

License Acquisition Costs

         License acquisition costs reflect the excess of the Company's investment above the Company's share of net assets received from newly formed, consolidated entities and reflect the amounts paid to secure exclusive rights to the licenses. Such costs are amortized over the lives of the related licenses which range from 5 to 10 years. License acquisition costs are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of license acquisition costs may not be recoverable. At December 31, 1997 and 1996, $5,357,000 and $4,777,000, respectively, has been capitalized and $1,901,000 and $854,000, respectively, has been amortized.


Broadcast License Costs and Other Intangibles

         The costs of acquiring licenses to broadcast are capitalized and amortized over the life of the related license. As of December 31, 1997 and 1996, $1,629,000 and $1,756,000, respectively, has been capitalized in the accompanying consolidated financial statements related to the Company's 12 year broadcast license in the Czech Republic, and $785,000 and $534,000 has been amortized through December 31, 1997 and 1996, respectively.

         Other intangibles, which include the cost of acquiring software and other intangible assets, are capitalized and amortized over their estimated useful lives. At December 31, 1997 and 1996, $3,505,000 and $2,920,000
respectively, has been capitalized, and $1,597,000 and $1,045,000, respectively, has been amortized.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996

 Organization Costs

         The Company has capitalized $1,763,000 and $1,884,000 in costs incurred in connection with the organization and incorporation of consolidated subsidiaries at December 31, 1997 and 1996, respectively, which will be amortized over four years. Amortization of $1,222,000 and $950,000 has been provided through December 31, 1997 and 1996, respectively.

Development Costs

         In the course of its activities the Company incurs external costs in connection with the development of new license opportunities for the Company. These costs are capitalized and shown as an asset on the balance sheet where separately identifiable. It is the Company's policy to account for these assets at the lower of cost or estimated realizable value. As part of an ongoing review of the valuation of such assets, management assesses their carrying value. If this review indicates that the assets will not be recoverable through potential future operations, the carrying values of these assets are reduced to their estimated recoverable value by the recording of an allowance. As of December 31, 1997 and 1996, the Company had incurred capitalizable costs of $2,121,000 and $20,101,000 respectively, which have been reduced by an allowance of $2,121,000 and $996,000 respectively. The Company's investment in the Studio 1+1 Group has been transferred from development costs at December 31, 1996 to investments in unconsolidated affiliates at December 31, 1997. As a result of its review, management has determined that such assets are fairly stated at December 31, 1997 and 1996.


Fair Value of Financial Instruments

         The Company accounts for the fair value of financial instruments in accordance with SFAS No. 107, 'Disclosures about Fair Value of Financial Instruments'. To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1997 and 1996, the carrying value of all financial instruments (primarily loans payable and receivable and, in limited circumstances, foreign exchange contracts) approximated fair value.

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

         Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are depreciation, amortization, tax losses carried forward and capital lease payments.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


Foreign Currency Translation

         The Company has applied the provisions of SFAS No. 52 'Foreign Currency Translation' in translating the financial statements of its entities from Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolars ("SIT"), Slovak korunas ("Sk"), Hungarian forints ("HUF"), Polish zloty ("Zl"), Ukrainian hryvna ("Hrn") and German marks ("DM") to U.S. dollars. Transactions denominated in foreign currencies are recorded at the exchange rate in effect at the date of the transaction.

         The financial statements of CNTS, POP TV, Markiza TV, TV3, Videovox,

Radio Alfa, Federation, TVN Sp.zo.o. and Studio 1+1 Group entities, which operate in economies that are considered non-highly inflationary, are measured using the local currency as the functional currency. Income and expense items are translated at average monthly rates of exchange. Gains and losses from currency translations of these affiliates are included in net earnings. Assets and liabilities of these affiliates are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included as cumulative currency translation adjustment as a component of shareholders' equity.

         PRO TV operates in an economy qualifying as highly inflationary. Accordingly, non-monetary assets and liabilities are translated at historical exchange rates and monetary assets and liabilities are translated at current exchange rates. Translation adjustments are included in the determination of income.

         Year end exchange rates and weighted average exchange rates for the respective periods are as follows:

                                                  Balance Sheet                       Income Statement
                                         ---------------------------------  --------------------------------------
                                                 At December 31,             Weighted average for the year ending
                                                                                         December 31,
                                           1997      1996      % Change         1997         1996      % Change
                                           ----      ----      --------         ----         ----      --------
Czech koruna equivalent of $1.00           34.64     27.33      -26.7%          32.03        27.21      -17.7%
German mark equivalent of $1.00             1.80      1.55      -16.0%          1.73         1.50       -15.5%
Hungarian forint equivalent of $1.00         204       162      -25.9%           201          151       -33.0%
Polish zloty equivalent of $1.00            3.52      2.88      -22.2%          3.52         2.70       -30.4%
Romanian lei equivalent of $1.00           8,023     4,035      -98.8%          7,077        3,204      -120.9%
Slovak koruna equivalent of $1.00          34.78     31.90      -9.0%           33.64        31.14       -8.0%
Slovenian tolar equivalent of $1.00       169.18    141.48      -19.6%         160.37       136.45      -17.5%
Ukrainian hryvna equivalent of $1.00        1.90      1.89      -0.5%           1.86         1.83        -1.7%

         In the accompanying notes, $ equivalents of Kc, ROL, SIT, Sk, HUF, Zl, Hrn and DM amounts have been included in brackets at December 31, 1997, 1996 or historical rates, as applicable, for illustrative purposes only. Future amounts are shown at December 31, 1997 exchange rates. In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged. The accompanying Consolidated Financial Statements include a loss of $25,000 related to foreign exchange contracts in 1997.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


Stock-Based Compensation

         In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (see Note 9).

Net Loss Per Share

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts. Diluted EPS for 1997, 1996 and 1995 is the same as Basic EPS for those years, as the inclusion of the impact of stock options, warrants and convertible securities then outstanding would be anti-dilutive (Note 9). Accordingly, no reconciliation of those amounts has been presented herein.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications were made to prior period amounts to conform to current period classifications.

4. RESTRICTED CASH

         Restricted cash at December 31, 1997 and 1996 is $800,000 and $2,749,000, respectively. Restricted cash at December 31, 1997 consists of $800,000 in connection with a letter of credit issued on behalf of FFF ("FFF Letter of Credit") in relation to leasing commitments in that entity, which expire in 1998. This cash will be released in 1998. Restricted cash at December 31, 1996 consisted of (1) $1,600,000 of cash restricted in connection with the FFF Letter of Credit and (2) $1,149,000 held by the Romanian customs authority for imports into Romania.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996

                                                                                       December 31,
                                                                      Useful     --------------------------
                                                                      Lives        1997           1996
                                                                      -----        ----           ----
                                                                      Years        $000           $000

Land and buildings held under capital leases...................        25-50       16,800         19,803
Leasehold improvements.........................................         4-15        4,840          3,894
Station machinery, fixtures and equipment......................          4-8       67,659         52,605
Other equipment................................................          3-8        4,558          3,754
Construction in progress.......................................           --        5,750          1,243
                                                                               -------------  -------------
                                                                                   99,607         81,299

Less - Accumulated depreciation................................                  (31,517)       (22,317)
                                                                               =============  =============
                                                                                   68,090         58,982
                                                                               =============  =============

6. OTHER ASSETS

Other assets consist of the following:

                                                                                            December 31,
                                                                                    ------------------------------
                                                                                        1997            1996
                                                                                        ----            ----
                                                                                        $000            $000
         Current:
              Satellite transponder...............................................          --             850

              Kanal A.............................................................       1,000              --
              Other...............................................................       2,273              --
                                                                                   --------------- ----------------
                                                                                         3,273             850

         Long term:
              Satellite transponder...............................................       1,331              --
              Advances for technical equipment....................................       1,395           3,970
              Capitalized debt costs..............................................       6,389              --
              Other...............................................................       5,219             523
                                                                                   =============== ================
                                                                                        14,334           4,493
                                                                                   =============== ================

         The $1,000,000 due from Kanal A has been transferred from development costs during the year to December 31, 1997, to current assets since management believes this amount is recoverable.

         In June 1995 the Company, through CME Programming Services Inc., obtained leasehold rights for a 12 year period to a 33 MHz transponder on the Eutelsat Hot Bird 3 satellite ("Hot Bird 3"). The Company paid a deposit of $850,000, $500,000 of which has now been utilized against the transponder lease obligations following the launch of Hot Bird 3 in September 1997. The annual charge for the lease is ECU 3,443,000 ($3,789,000). Provided that the contract does not terminate before the expiration date (September 2009), the remaining $350,000 of the deposit is repayable to the Company by deduction from the final two invoices.

         In September 1997, the Company, through CME Programming Services Inc., extended and renegotiated its rights to two 9 MHz transponders on the Eutelsat IIF 1 satellite ("Eutelsat IIF 1"). The Company paid a deposit equivalent to a three month invoicing period of ECU 440,000 ($477,000), which is refundable at the end of the contract (which is defined as being the end of the life of Eutelsat IIF 1 - approximately mid-1999). The annual charge for the lease is ECU 1,760,000 ($1,937,000).

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Consolidated)

                           December 31, 1997 and 1996


         In October 1997, the Company, through CME Programming Services Inc., paid a reservation fee of ECU 440,000 ($504,000) providing it with an opportunity to enter into a guaranteed reservation for the lease of a transponder on the Eutelsat Hot Bird 5 ("Hot Bird 5") satellite. Hot Bird 5 is intended to serve as a continuation of service for carriers on Eutelsat IIF 1.

The reservation fee will be deducted from the first invoices for the lease contract, which the Company is committed to entering into by April 30, 1998. Should the lease contract not be entered into by the Company, the reservation fee will be non-refundable.

         Capitalized debt costs relate to expenses and fees incurred in connection with the Company's Senior Notes. Such costs are being amortized over the life of the Senior Notes due 2004.

         Other long-term assets as at December 31, 1997 of $5,219,000 represent minority shareholders' interests in net liabilities of one of the Company's consolidated subsidiaries.

7. INCOME AND CAPITAL TAXES PAYABLE

(a) Provision for income taxes relates primarily to the profits of CNTS.

                                                                                      December 31,
                                                                        ------------------------------------------
                                                                           1997          1996           1995
                                                                           ----          ----           ----
                                                                           $000          $000           $000
Current income taxes................................................      15,342         16,826        15,473
Deferred income taxes...............................................       (734)          (421)           867
                                                                       =============  ============  =============
                                                                          14,608         16,405        16,340
                                                                       =============  ============  =============

         Income taxes are provided on CNTS profits, which cannot be offset against losses incurred elsewhere in the group or against corporate costs incurred in other jurisdictions. The effective income tax rate in the Czech Republic is 39%, 39% and 41% for the years ended December 31, 1997, 1996 and 1995, respectively.

         At the present time no income, profit, capital or capital gain taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

Deferred income tax assets relate to the following timing differences:

                                                                               December 31,
                                                                        ----------------------------
                                                                          1997            1996
                                                                          ----            ----
                                                                          $000            $000
Provisions against receivables......................................         725           1,045

Accelerated amortization of programming licenses....................         602             856
Tax loss carryforwards..............................................       1,348              --
Other...............................................................         724              12
                                                                      --------------  --------------
                                                                           3,399           1,913
Valuation allowance on deferred tax asset...........................     (2,653)         (1,045)
                                                                      ==============  ==============
                                                                             746             868
                                                                      ==============  ==============

         A full valuation allowance is provided for provisions against receivables in 1997 and 1996 due to the delay in obtaining a tax deduction for such amounts in the Czech Republic.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


 Deferred income tax liabilities relate to the following timing differences:

                                                                               December 31,
                                                                        ----------------------------
                                                                          1997           1996
                                                                          ----           ----
                                                                          $000           $000
Depreciation and amortization.......................................         466          1,491
Lease payments......................................................         250            382
Other...............................................................         200            269
                                                                      ============== ==============
                                                                             916          2,142
                                                                      ============== ==============

         Net operating losses incurred in 1997, 1996 and 1995 in Germany, Romania, Slovenia, Slovakia, Poland and Hungary are available for offset against taxable income in those countries in the future. Net operating losses experienced in these jurisdictions in certain years may not be fully available for offset against taxable income in the future in those countries.

         A valuation allowance has been provided for all net operating loss carryforwards in all jurisdictions, as it is more likely than not, for a variety of reasons, including the uncertainties in the tax regimes, that they may not be fully utilized.

(b) Capital Registration Tax

         Capital registration tax is payable on the contribution of capital to certain subsidiaries of CME. It has been included within corporate expenses for 1997, 1996 and 1995, as it is not dependent upon the level of income, in the amount of $0, $809,000 and $1,375,000, respectively.

8. LOAN AND OVERDRAFT OBLIGATIONS

Group loan obligations and overdraft facilities consist of the following:


                                                                                         December 31,
                                                                                    -----------------------------
                                                                                        1997           1996
                                                                                        ----           ----
                                                                                        $000           $000
         CME B.V.

              Ceska Sporitelna Loan...................................... (a)           20,857         16,464
              Tele 59 loan............................................... (b)              681            903
         CNTS

              Long-term investment loan.................................. (c)               --          6,586
              Mortgage loan.............................................. (d)            3,638             --
         PRO TV

              Line of credit............................................. (e)            1,999          1,709
              Long-term loan............................................. (f)            3,854          2,758
              Overdraft facilities.......................................                   --            969
         POP TV

              Unsecured short-term loans.................................                  153            205
         TV3

              MKB loan................................................... (g)            1,217             --
         Federation

              Long-term loan............................................. (h)            3,500             --
                                                                                    -------------- --------------
                                                                                        35,899         29,594

              Less current maturities....................................             (11,722)        (7,106)
                                                                                    ============== ==============
                                                                                        24,177         22,488
                                                                                    ============== ==============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


CME B.V.

         (a) On August 1, 1996, the Company entered into an agreement for the purchase of CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price. The remainder of the purchase price of Kc150,000,000 ($5,488,000) was paid by the Company on November 15, 1996. Kc450,000,000 ($16,464,000) and Kc400,000,000
($14,636,000) of the CS loan was drawn in August 1996 and April 1997, respectively, to fund purchase payments due at those times.

         Quarterly repayments are required in the amount of Kc22,500,000 ($650,000) during the period from February 1998 through November 1998, Kc42,500,000 ($1,227,000) during the period from February 1999 through May 2002, and Kc 37,500,000 ($1,082,000) in August 2002. The loan bears interest at 12.9% per annum.

         (b) The Company entered into a loan agreement on November 21, 1996 with Tele 59 to finance a loan to Tele 59 from SKB banka d.d. ("SKB"). The principal amount of the loan is DM 1,496,000 ($831,000) with principal repayments of DM 136,000 ($76,000) twice yearly. Initially, under this agreement the Company was to reimburse Tele 59 for payments made to SKB and Tele 59 was required to repay the loan from the Company together with interest (at 7.8%) per annum. As at December 31, 1997, the Company has capitalized the loan receivable from Tele 59 as part of the licence cost for POP TV and is amortizing the value over the remaining period of the licence (Note 11).

CNTS

         (c) The long-term investment loan obtained from CS for the purchase of equipment was repaid during 1997.

         (d) During 1997, CNTS exercised an option to purchase the building in which the company is located and assumed, with effect from June 1, 1997, all obligations under a long-term investment loan agreement between Central European Development Corporation Praha, spol. s.r.o. and Ceska Sporitelna, a.s. The principal obligation assumed by CNTS was Kc 175,500,000 ($5,066,000). The principal outstanding at December 31, 1997 was Kc 126,000,000 ($3,637,000) and is to be repaid in quarterly instalments from March 1998 to December 1999. The rate of interest is equal to three month PRIBOR plus 1%. The loan is secured by a lien on the building.

PRO TV

         (e) The line of credit, obtained from Tiriac Bank, provides a maximum facility of $2,000,000 bearing interest at 6 month LIBOR plus 5%. This facility matured at the end of 1997 and is currently being renegotiated. The Company expects that this facility will be extended to the end of 1998. This facility is secured by assets with a book value of $2,575,000.

         (f) The long-term loan, also obtained from Tiriac Bank, has a maximum facility of $4,000,000, bearing interest at 6 month LIBOR plus 5%. This loan is payable in monthly instalments of $83,500 beginning July 31, 1997 through February, 2001, the final instalment

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Contineud)


                           December 31, 1997 and 1996


being $75,500. The loan is secured by assets representing $3,357,000 and 70% of the assets purchased with the loan up to a value of $2,800,000.

TV3

         (g) TV3 is currently renegotiating a HUF 279,000,000 ($1,368,000) long term loan with Magyar Kulkereskedelmi Bank Rt. The loan is secured on certain fixed assets of TV3 and bears interest at the bank's prime rate, currently 20.5%. The loan is to be repaid in eight quarterly installments of HUF 34,875,000 ($171,000) commencing March 1, 1999 and ending on December 3, 2000.

Federation

         (h) Federation has a $3,500,000 bank loan, which is secured on the accounts receivable of Federation. The interest rate is LIBOR plus 2.15%. It is intended that this loan will be repaid from the long-term credit facility that is currently being negotiated.

At December 31, 1997, maturities of debt are as follows:

                                                                Total
                                                                $000
                                                                ----
1998........................................................    11,722
1999........................................................     8,472
2000........................................................     6,589
2001........................................................     5,487
2002 Thereafter.............................................     3,629
                                                                ------
                                                                35,899
                                                                ======

Loan notes payable


         On August 20, 1997, the Company issued Senior Notes of $100,000,000 at 9.375% and DM 140,000,000 at 8.125%, due 2004 (collectively the "Senior
Notes"). The Senior Notes are unsecured senior indebtedness of the company and rank pari passu with all existing and future unsecured unsubordinated indebtedness of the Company and are effectively subordinated to all existing and future indebtedness of the Company's subsidiaries.

         The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below.

                                              Dollar Note            DM Note
                                           Redemption Price     Redemption Price

 2001....................................     104.68750%           104.06250%
 2002....................................     102.34375%           102.03125%
 2003 and thereafter.....................     100.00000%           100.00000%

         In addition, in the event of one or more equity offerings or placings prior to August 15, 2000, the Company may, at its option, redeem up to 35% of the original principal amount of each series of Senior Notes from the net proceeds thereof at 109.375% of the principal

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


amount in the case of the US dollar denominated Senior Notes and 108.125% of the principal amount in the case of the DM denominated Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption.

         Interest is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1998. Interest expense on the US dollar denominated Senior Notes and DM denominated Senior Notes for the period to December 31, 1997 was approximately $3,385,000 and DM 4,108,000 ($2,273,000), respectively.

         The indentures pursuant to which the Senior Notes were issued contain certain restrictive covenants, which among other things, restrict the ability of the Company and its subsidiaries to : (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) make certain investments and other restricted payments, (iv) enter into certain transactions with affiliates, (v) create liens, (vi) sell assets and (vii) create restrictions on the ability of certain of its subsidiaries to make certain payments to the Company. Management believes that, as of December 31, 1997, the Company was in compliance with such restrictive covenants.

9. STOCK OPTION PLAN

         The Company adopted the 1994 Stock Option Plan in 1994 and the 1995 Stock Option Plan in August 1995. Under the 1994 Stock Option Plan, the Compensation Committee is authorized to grant options for up to 900,000 shares of the Company's Class A Common Stock. Under the 1995 Stock Option Plan the Compensation Committee is authorized to grant options for up to 1,200,000 shares of the Company's Class A Common Stock. The Stock Option Plans allow grants to consultants and non-affiliated directors. The maximum term of the options granted under the Stock Option Plans is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Under the Stock Option Plans, non-affiliated directors are automatically granted each year options to purchase 10,000 shares of Class A Common Stock. The Compensation Committee has granted substantially all options to purchase the 900,000 shares of Class A Common Stock created by the 1994 Stock Option Plan. In August 1997 the Compensation Committee awarded 853,950 options which exceeded the available amount under the 1995 Option Plan by 570,530. The Board of Directors of the Company will recommend that the shareholders authorize the grant of these 570,530 options at the Company's 1998 Annual General Meeting. The 1995 Stock Option Plan includes options to purchase 167,000 shares of Class A Common Stock granted to a former President and Chief Executive Officer of the Company and 103,900 shares of Class A Common Stock granted to the Vice President-Finance and Chief Financial Officer.

         Under both plans the option exercise price equals the stock's market price on date of grant. The 1994 plan options vest after two years and expire after ten years. The 1995 plan was revised in February 1997 so that options granted under this plan will vest after two years and will expire after ten years. This change was applied retrospectively and the following tables have been prepared under the revised 1995 plan.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


         A summary of the status of the Company's two stock option plans at December 31, 1997, 1996 and 1995 and changes during the years 1997, 1996 and 1995 is presented in the table and narrative below:


                               1997                           1996                                1995
                   -----------------------------   --------------------------------    -------------------------------
                               Wtd.                             Wtd.                                Wtd.
                               Avg.                             Avg.                                Avg.
                            Exercise     Option               Exercise      Option                Exercise      Option
                   Shares     Price      Price $    Shares     Price        Price $      Shares    Price        Price $
                  -------------------------------------------------------------------------------------------------------
Outstanding at
start of year...  1,534,103   17.41   0.20-21.75   1,049,600    13.81      0.20-20.00    354,500    6.10       0.20-14.00
Granted.........    974,450   24.30  23.00-33.50     636,800    21.51     20.75-21.75    756,600   16.44      14.00-20.00
Excercised......  (143,751)   14.13   0.20-21.75    (139,644)    8.78      0.20-14.63    (55,000)   0.20             0.20
Forfeited.......   (55,853)   26.20  20.00-33.50     (12,653)   20.00           20.00     (6,500)  14.63            14.63
                  ---------                        ----------                            --------
Outstanding
at end of year..  2,308,949   20.31   0.20-33.50    1,534,103    17.41     0.20-21.75  1,049,600   13.81       0.20-20.00
                  =========   =====   ==========    =========    =====     ==========  =========   =====       ==========

         At December 31, 1997, 1996 and 1995, 1,466,125, 528,356 and 122,250
shares were exercisable, respectively.

         In August 1997, the Board of Directors of CME approved a grant to Ronald S. Lauder of options to purchase 100,000 Class B shares under the 1995 Plan, subject to shareholder approval at the Annual General Meeting.

         One of the Company's directors was awarded 25,000 options on August 3, 1995 which were granted outside of both the 1994 Amended and Restated Option Plan and the 1995 Stock Option Plan. Half of his shares vested six months after issue and the remainder after one year.

         The Company accounts for these plans under APB No. 25, under which no compensation cost is recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for these plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net loss and net loss per common share would increase to the following pro forma amounts:

                                                                                    Year ended
                                                                                   December 31,
                                                                   ---------------------------------------------
                                                                       1997            1996           1995
                                                                       ----            ----           ----
Net Loss ($000)..................................     As Reported    (85,092)        (30,003)       (18,736)
                                                        Pro Forma    (91,928)        (34,468)       (20,197)
Net Loss Per Common Share ($)
         Basic...................................     As Reported      (3.56)          (1.55)         (1.28)
                                                        Pro Forma      (3.84)          (1.78)         (1.38)
         Diluted.................................     As Reported      (3.56)          (1.55)         (1.28)
                                                        Pro Forma      (3.84)          (1.78)         (1.38)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


                                        Risk Free
        Date of option grant           interest rate
        --------------------           -------------
         January 1, 1995                    7.84%
         August 3, 1995                     6.21%
         August 10, 1995                    6.23%
         August 14, 1995                    6.28%
         October 17, 1995                   5.76%
         December 15, 1995                  5.53%
         January 2, 1996                    5.30%
         August 1, 1996                     6.36%
         February 27, 1997                  6.30%
         August 1, 1997                     6.03%

         Expected dividend yields are assumed to be 0% for each grant; expected lives of 4 years for all grants; expected stock price volatility of 47.6% for 1995 and 1996 and 47.19% for 1997.

         The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

10. COMMITMENTS AND CONTINGENCIES

Litigation

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against the Company and Ronald S. Lauder, the Chairman of the Company's Board of Directors. Perekhid alleges that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint seeks compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, the Company filed a motion to dismiss the complaint, which is pending. Management believes that it has substantial defenses in this matter and intends to defend the matter vigorously.

         In December 1997, TVN Sp.zo.o. acquired 22% of the economic and 9.68% of the voting interests of Polskie Media S.A. for a purchase price of $3.2 million financed in part by a $1.6 million loan by the Company to TVN. The remaining shareholders refused to enter TVN Sp.zo.o into the Polskie Media S.A. shareholder register on the grounds that the transfer to TVN Sp.zo.o. did not meet the applicable requirements for such a transfer. On January 30, 1998, TVN Sp.zo.o. instituted proceedings at the Voivodship Economic Court in Warsaw requesting that the Court invalidate attempts by the shareholders of Polskie Media S.A. to block the TVN Sp.zo.o. purchase. TVN Sp.zo.o. has also requested that the court order Polskie Media to enter TVN Sp.zo.o. into the share register. Polskie Media S.A. has not yet responded.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia (the "Kanal A Agreement"). Scandinavian Broadcasting System SA ("SBS"), which claims to have certain rights to the equity of Kanal A pursuant to various agreements, has challenged the validity of the Kanal A Agreement in a United Kingdom court. Both the Company and SBS have been granted injunctions by the United Kingdom courts preventing SBS, in the case of the Company, and the Company, in the case of SBS, from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted action in a Slovenian court requesting that courts in Slovenia resolve these claims.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which management reasonably expect could have a material adverse effect on its business or operations.

Financial Commitments  -- Existing Entities

         It is anticipated that the majority of the Company's existing operations will be self-supporting in terms of funding during 1998, with cash being available through local credit facilities and/or generated from operations. Existing operations that will require the Company to provide additional funding are as follows:

CNTS

         On August 11, 1997, the Company made the Second 1997 CNTS Purchase when it purchased Nova Consulting a.s. ("NC") from certain of the partners of CET 21, for a purchase price of $28,537,000, to be paid on an installment basis through February 15, 2000, subject to adjustment as described below. NC owns a 5.8% interest in CNTS. A portion of the payments are subject to increase based upon the performance of CME's Class A Common Stock. As of December 31, 1997, the Company has paid $11,500,000 of the purchase price and is obligated to make further payments of $9,162,000 during 1998, $5,313,000 during 1999, and $2,562,000 during 2000. Any adjustments made as a result of the performance of CME's Class A Common Stock will be accounted for as additional purchase price.

PRO TV

         The Company has provided a loan of $1,000,000 to PRO TV subsequent to December 31, 1997 and expects to provide a further $3,000,000 in 1998. It is anticipated that these amounts will be repaid in 1998.

Unimedia

         At December 31, 1997, the Company had contributed $8,400,000 in equity capital in MobilRom, a company which was awarded one of the mobile telecommunication licenses in Romania. Unimedia is obligated to contribute a further $3,600,000 to MobilRom, bringing Unimedia's total contribution to $12,000,000, representing 10% of the equity capital of MobilRom. The outstanding capital contribution has been fully accrued as at December 31, 1997.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


Germany

         As of December 31, 1997, the Company has transferred for nominal consideration, all of its interests in the regional television operations in Nuremburg, Dresden and Leipzig to the managing director of those operations, thereby terminating its ownership interests and eliminating any future funding requirements.

         Beginning in 1993, 1A TV received investment grants in an aggregate amount of DM8,544,000 ($4,747,000) from a German public bank, to partially finance the development of the station. The grants were guaranteed by a wholly-owned German subsidiary of the Company. The grants were repayable if 1A TV did not fulfill certain conditions, including maintaining specified levels of employment for a five year period. As a result of the bankruptcy proceedings initiated by 1A TV, the German public bank has demanded repayment of the investment grants from 1A TV and the guarantor, plus interest at the rate of 6.0% per annum. In January 1998, the Company filed an appeal of the demand for repayment with the German public bank, which is pending. Management believes that the maximum exposure is limited to the German assets, which have been fully provided for.

Poland

         Management expects that the Company will fund up to $30,000,000 for the Polish operations in 1998, of which $12,000,000 has already been advanced in the form of two $6,000,000 loans, one of which has been guaranteed by ITI.

TV3

         The Company has provided $550,000 in the form of loans to TV3 since December 31, 1997, and has paid for programming on its behalf totaling $3,134,000. Management anticipate that further funding of up to $1,000,000 will be required in 1998, which will likely be contributed in the form of loans.

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

Currency exchange rate fluctuation

         The Company generates most of its revenues in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolars ("SIT"), Slovak korunas("Sk"), Polish zloty ("Zl"), Ukrainian hryvna ("Hrn"), Hungarian forints ("HUF") and German marks ("DM") and incurs expenses in those currencies, as well as in British pounds and United States dollars. In addition, certain expenses, primarily for programming, are incurred in United States dollars, and certain of the Company's capital and operating commitments are in foreign currencies. Fluctuations in the value of foreign currencies may cause United States dollar translated amounts to change in comparison with previous periods. The Company has not hedged against fluctuations in foreign currency rates. Due to the number of currencies involved, the constantly changing

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996



currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the United States dollar, the Company cannot anticipate the effect of exchange rate fluctuations on its financial condition.

Foreign Exchange Contracts

         At December 31, 1997, there were four forward exchange contracts outstanding for the purchase, in aggregate, of $2,500,000 by CNTS and the sale of Czech korunas. Two of these contracts matured on February 27, 1998 and March 2, 1998. The two remaining contracts for the purchase of $500,000 each mature on May 22 and June 16, 1998, respectively. A foreign exchange loss of Kc 870,000 ($25,000) resulting from the revaluation of these contracts at the year end exchange rate was recorded in 1997. No material exposure exists at December 31, 1997 as a result of these contracts.

Pension and other post-retirement benefits

         The Company has no obligation to provide pension and other post-retirement benefits.

Station Programming Rights Agreements

          The Company had programming rights commitments for $54,088,000 and $43,876,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 1997 and 1996, respectively.

Lease Commitments

         Minimum future obligations under capital leases, including interest, are expected to be as follows:

                       Payments due                                     $000s
                       ------------                                     ----
                1998 ...............................................      99
                1999 ...............................................      24
                2000 ...............................................       6
                                                                        ----
                Less:                                                    129
                Amounts representing interest.......................    (14)
                                                                        ----
                Total...............................................     115
                Less current maturities.............................    (88)
                                                                        ----
                                                                          27
                                                                        ====

         For the fiscal years ended December 31, 1997, 1996 and 1995, the Company paid aggregate rent on all facilities of $2,036,000, $1,776,000 and $340,000 respectively. Future minimum lease payments at December 31, 1997 for non-cancelable operating leases with remaining terms in excess of one year are payable as follows:

                                                     At December 31,
                                                            1997
                                                     ---------------
                                                            $000s

                  1998.............................         7,284
                  1999.............................         5,799
                  2000.............................         4,750
                  2001.............................         4,708
                  2002.............................         4,405
                  2003 and thereafter..............        30,529
                                                         --------
                                                           57,475
                                                         ========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


11. RELATED PARTY TRANSACTIONS

Contributed Services

         Affiliates controlled by certain shareholders of the Company provide various administrative services for the Company. Amounts charged for the years ended December 31, 1997, 1996 and 1995 were $111,000, $88,000 and $357,000, respectively, and are included in corporate operating costs and expenses.

Amounts due from Unconsolidated Affiliates

         During 1997, the Company made payments for programming, goods and services and incurred costs on behalf of the unconsolidated affiliates TVN Sp.zo.o., Markiza TV, and the Studio 1+1 Group totaling $6,696,000. These are classified as amounts due from unconsolidated affiliates in the accompanying consolidated balance sheet. As at December 31, 1997 amounts due from unconsolidated affiliates totaled $1,066,000.

Advances to Affiliates

         The Company has ongoing business relations with television and radio service providers owned by the other equity holders in the various broadcast operations, some of which are the only service providers in their respective field; affiliation agreements, whereby funds are advanced to license holders for expenses to be incurred on behalf of the Company and repaid from advertising sales from regional windows, and has agreed to provide funding as part of the original purchase agreement to license holding companies, as well as to pay related party companies for services rendered by the General Directors. POP TV had advances to affiliates of $725,000 and $354,000 at December 31, 1997 and 1996, respectively.

         At December 31, 1996, PRO TV had amounts due from affiliates under affiliation agreements of $735,000. In 1997, services due under these agreements have been rendered by the affiliated entities and as such, the outstanding amounts have been written off to the income statement.

         At December 31, 1997 and 1996, PRO TV had $2,816,000 and $692,000,
respectively, of advances to affiliates for future services to be provided.

         At December 31, 1996, PRO TV had advances to affiliates related to financing arrangements to license holders which totaled $1,399,000. At December 31, 1997, such advances have been capitalized and are being amortized over the remaining life of the licence.

         At December 31, 1997 and 1996, POP TV had advances to affiliates of $0 and $903,000 respectively relating to financing arrangements to licence holders. During 1997, these financing arrangements were assumed by the Company on behalf of POP TV. The advance has subsequently been capitalized in the Company's balance sheet and is being amortized over the remaining life of the licence.

         At December 31, 1997 Federation had $4,419,000 due from affiliated entities in relation to technical equipment.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


Loans to Affiliates

         Upon the initial contribution to the broadcast operations, the Company has, at times, financed the other equity holders' capital contributions into the broadcast operations, entered into certain business arrangements which are beneficial to the broadcast operation, and provided funding to the broadcast operations through loans. During 1995, the Company had contributed $2,000,000 in share capital to PRO TV on behalf of Adrian Sarbu, which was outstanding at December 31, 1997 and 1996.

         Also during 1995, the Company made a $1,302,000 loan to a company wholly-owned by Adrian Sarbu in order to finance that company's purchase of a majority equity interest in a construction company which owns PRO TV's television broadcast station. The loan was outstanding at December 31, 1997 and

1996. At December 31, 1997, the Company also had amounts receivable from Adrian Sarbu of $255,000.

         During 1996, the Company entered into an agreement to lend the General Director of Nova TV funds totaling $5,200,000 to finance his purchase of interests in CET 21 in order to increase his ownership in CET 21 to 60.0%. In March 1997, the Company acquired an additional 5.2% interest in CNTS as a result of the retirement of this loan.

         In 1997, the Company's loans to Markiza TV of $9,000,000 were converted into equity. The interest outstanding on those loans of $777,000 remained outstanding as of December 31, 1997, and is intended to be repaid in 1998.

         Also in 1997, the Company provided funding in the form of loans to TVN Sp.zo.o. in Poland totaling $19,050,000. These amounts together with accumulated interest of $584,000 remained outstanding at December 31, 1997.

         Loans of $6,000,000 were made available to the Studio 1+1 Group in 1997 and this amount, together with accumulated interest of $10,000 remained outstanding at December 31, 1997.

         In 1997, the Company acquired a 70% equity holding in Media Vision s.r.l. and Video Vision s.r.l. Loans of $1,300,000 and $545,000 together with accumulated interest of $17,000 and $7,000, respectively, remained outstanding from these entities at December 31, 1997.

Advances from Affiliates

         From time-to-time, the Company has received financing from its majority shareholder, Ronald S. Lauder, and services from affiliates and has incurred charges under affiliation agreements and employment agreements. In addition, during the initial start up of a particular station, the Company may owe amounts to the other joint venture shareholders in connection with various purchase agreements.

         Amounts outstanding at December 31, 1997 and 1996 related to affiliates who provide various administrative services for the Company were $32,000 and $22,500, respectively, and are included in advances from affiliates in the accompanying consolidated balance sheet.

         Interest of $0, $68,000 and $565,000 was charged to income in 1997, 1996 and 1995, respectively, in relation to these loans and a loan from CME's majority shareholder.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


         At December 31, 1997 and 1996, PRO TV owed $27,000 and $193,000 respectively under affiliation agreements. At December 31, 1997 and 1996, POP TV owed $256,000 and $385,000, respectively, under affiliation agreements.

         At December 31, 1997, Federation owed $24,631,000 under affiliation agreements to TVN Sp.zo.o., TV Wisla and other non-consolidated and related entities for the purchase of fixed assets and other services provided.

         At December 31, 1997, the Company owed $302,000 to TVN Sp.zo.o. in connection with the deposit for the satellite contract entered into by the Company through CME Programming Services Inc. on behalf of TVN Sp.zo.o. The deposit will be refundable to the Company and the above amount will be forwarded to TVN Sp.zo.o. at the end of the contract life in mid-1999, thereby making payment of the amount owed to TVN Sp.zo.o. (Note 6).

12. SUMMARY FINANCIAL INFORMATION FOR TVN Sp.zo.o., THE STUDIO 1+1 GROUP, 1A TV, MARKIZA TV AND FFF

                                                                        As at
                                     ------------------------------------------------------------------------------
                                               December 31, 1997                       December 31, 1996
                                     ------------------------------------      ------------------------------------
                                         TVN         Studio
                                      Sp.zo.o.     1+1 Group   Markiza TV       Markiza TV    1A TV        FFF
                                     ----------    ---------   ----------       ----------  ---------   ---------
                                      ($000s)       ($000s)     ($000s)           ($000s)    ($000s)     ($000s)
Current assets.....................    27,106        7,744        18,385          10,896        3,235       2,694
Non-current assets.................    49,608       21,542        25,900          28,783       12,260       2,105
Current liabilities................  (21,884)      (5,976)      (13,328)         (6,635)      (3,996)     (1,270)
Non-current liabilities............  (41,812)      (6,000)         (998)         (9,222)      (6,305)    (11,923)
                                     --------      -------      --------         -------      -------    --------
Net assets (liabilities)...........    13,018       17,310        29,959          23,822        5,194     (8,394)
                                     ========      =======      ========         =======      =======    ========

                                                               For the years ended
                                     ------------------------------------------------------------------------------
                                               December 31, 1997                       December 31, 1996
                                     ------------------------------------      ------------------------------------
                                         TVN         Studio
                                      Sp.zo.o.     1+1 Group   Markiza TV       Markiza TV    1A TV        FFF
                                     ----------    ---------   ----------       ----------  ---------   ---------
                                      ($000s)       ($000s)     ($000s)           ($000s)    ($000s)     ($000s)
Net revenues...................          1,653        16,661       31,296            7,462      3,248       4,736
Operating loss.................          (962)         (799)          799          (3,712)   (18,812)     (3,585)
Net loss.......................        (6,225)       (1,082)        (674)          (4,230)   (18,785)     (3,823)


         The Company's share of the losses in Unconsolidated Affiliates for 1997 (including goodwill amortization for Markiza TV and the Studio 1+1 Group) was $12,394,000, including $2,843,000 in 1A TV (prior to the write-down described below), $2,548,000 in FFF, $1,291,000 in SFF, $1,084,000 in Markiza TV,
$2,054,000 in TVN Sp.zo.o. and $2,574,000 in the Studio 1+1 Group. On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV. As a result, the Company has written down its investments in Germany (including 1A TV, FFF and SFF) by $20,707,000 and eliminated the carrying value of these investments. This write-down, together with losses incurred by the German operations in 1997, has resulted in a total charge of $33,101,000 in the Company's Consolidated Statements of Operations.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                           December 31, 1997 and 1996


13. PRO FORMA RESULTS OF ACQUISITION

         The unaudited pro forma effects of the Additional CNTS Purchase, as if this transaction occurred at the beginning of 1995, are as follows:

                                                         1996           1995
                                                     ------------   ------------
         Net revenues ($000).....................     $  135,985    $   98,919
         Operating loss ($000)...................       (33,110)      (21,260)
         Net loss per share......................         (1.71)        (1.45)

         This pro forma information includes the effects of the amortization of goodwill related to the transaction, as well as interest expense associated with related borrowings. The pro forma effects of the 1997 CNTS Purchase and the Second 1997 CNTS Purchase have not been presented, as they are not material to the Company's results of operations.

14. SUBSEQUENT EVENTS

Stock Options

         Since December 31, 1997, 3,233 stock options for Class A Common Stock were exercised at prices of $0.20 to $14.63.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements of the Company are included in Part II, Item 8 of this Report:

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1997 and 1996

    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Shareholders' Equity (Deficit) for the period from December 31, 1994 to December 31, 1997

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995


    Note to Consolidated Financial Statements

(a)(2) The following Financial Statements of 1A TV Beteiligungsgesellschaft MBH & Co. Betreibs-KG are included in Part II, Item 8 of this Report:

    Report of Independent Public Accountants

    Balance Sheet as of December 31, 1996 and 1995

    Statement of Operation for the years ended December 31, 1996 and 1995

    Statement of Partners' Capital for the years ended December 31, 1996 and
    1995

    Statement of Cash Flows for the years ended December 31, 1996 and 1995

    Notes to Financial Statements

(a)(3) The following Financial Statements of Slovenska Televizna Spolocnost, s.r.o. are included in Part II, Item 8 of this Report:

    Report of Independent Public Accountants

    Balance Sheet as of December 31, 1995 and 1996

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

    Consolidated Statement of Shareholders' and Partners' Capital for the years ended December 31, 1995 and 1994

    Consolidated Statement of Cash Flows for the years ended December 31, 1995 and 1994

    Notes to Consolidated Financial Statements

(a)(5) The following exhibits are included in this report:

                                  EXHIBIT INDEX

Exhibit
Number           Description

3.01*  --   Memorandum of Association (incorporated by reference to Exhibit
            3.01 to the Company's Registration Statement No. 33-80344 on
            Form S-1, filed June 17, 1994).

3.02*  --   Bye-Laws of Central European Media Enterprises Ltd., as
            amended, dated as of May 2, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

3.03*  --   Memorandum of Increase of Share Capital (incorporated by
            reference to Exhibit 3.03 to Amendment No. 1 to the Company's
            Registration Statement No. 33-80344 on Form S-1, filed August
            19, 1994).

3.04*  --   Memorandum of Reduction of Share Capital (incorporated by
            reference to Exhibit 3.04 to Amendment No. 2 to the Company's
            Registration Statement No. 33-80344 on Form S-1, filed
            September 14, 1994).

3.05*  --   Certificate of Deposit of Memorandum of Increase of Share
            Capital executed by Registrar of Companies on May 20, 1997
            (incorporated by reference to Exhibit 3.1 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 1997).

4.01*  --   Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company's
            Registration Statement No. 33-80344 on Form S-1, filed August
            19, 1994).

4.02*  --   Specimen Note for 9 3/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to
            Form S-3 filed on August 14, 1997)

4.03*  --   Specimen Note for 8 1/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to
            Form S-3 filed on August 14, 1997)

4.04*  --   Form of Indenture for 9 3/8% Senior Notes Due 2004
            (incorporated by reference to Exhibit 4.2 to the Company's
            Amendment No. 3 to Form S-3 filed on August 14, 1997)

4.05*  --   Form of Indenture for 8 1/8% Senior Notes Due 2004
            (incorporated by reference to Exhibit 4.2 to the Company's
            Amendment No. 3 to Form S-3 filed on August 14, 1997)


10.01* --   Central European Media Enterprises Ltd. Amended and Restated
            1994 Stock Option Plan (incorporated by reference to Exhibit
            10.01 to Amendment No. 3 to the Company's Registration
            Statement No. 33-80344 on Form S-1, filed October 13, 1994).

10.01A*--   Central European Media Enterprises Ltd. Amended and Restated
            1994 Stock Option Plan, as amended to October 17, 1995.

            (incorporated by reference to Exhibit 10.01A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.02* --   Central European Media Enterprises Ltd. 1995 Stock Option Plan,
            as amended to October 17, 1995. (incorporated by reference to Exhibit 10.02A to Amendment No. 1 to the Company's Registration
            Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.03* --   Partnership Agreement for CEDC Management Services GmbH & Co.
            CME Betriebs KG, dated May 25, 1993 between CEDC Management
            Services GmbH and CEDC Management Services GmbH & Co. Media
            Enterprises KG (incorporated by reference to Exhibit 10.06 to the Company's Registration Statement No. 33-80344 on Form S-1, filed June 17, 1994).

10.04* --   Partnership Agreement for CEDC Management Services GmbH & Co.
            Television KG between CEDC Management Services GmbH and CEDC
            Management Services GmbH & Co. Media Enterprises KG
            (incorporated by reference to Exhibit 10.07 to the Company's
            Registration Statement No. 33-80344 on Form S-1, filed June 17,
            1994).

10.05* --   Partnership Agreement for Schamoni TV Beteiligungsgesellschaft
            GmbH & Co. Betriebs-KG dated May 14, 1993 (incorporated by reference to Exhibit 10.08 to the Company's Registration
            Statement No. 33-80344 on Form S-1, filed June 17, 1994).

10.06* --   Memorandum of Association and Investment Agreement dated May 4,
            1993, as amended, by and between Central European Development
            Corporation Management Services GmbH, Ceska Sporitelna, a.s.
            and CET 21 s.r.o. (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement No. 33-80344 on Form
            S-1, filed June 17, 1994).

10.07* --   Services Agreement dated as of July 29, 1994 among Andrew
            Gaspar, Bukfenc Inc. and Central European Media Enterprises
            Ltd. (incorporated by reference to Exhibit 10.12 to Amendment
            No. 1 to the Company's Registration Statement No. 33-80344 on
            Form S-1, filed August 19, 1994).

10.07A*--   Amendment, dated January 1, 1997, to Services Agreement among

            Central European Media Enterprises Ltd., Bukfenc Inc. and Andrew Gaspar, dated July 29, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.07B*--   Extension, dated October 23, 1996, of Services Agreement among
            Central European Media Enterprises Ltd., Bukfenc Inc. and
            Andrew Gaspar, dated July 29, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.08* --   Credit Agreement between Ceska Sportelma, a.s. and Ceska
            Nezavisla Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's
            Registration Statement No. 33-80344 on Form S-1, filed August
            19, 1994).

10.09* --   Term Promissory Note in favor of Ronald S. Lauder dated
            September 9, 1994 and Warrant for the Purchase of Shares of
            Common Stock issued to Ronald S. Lauder dated as of September
            9, 1994 (incorporated by reference to Exhibit 10.17 to
            Amendment No. 2 to Registration Statement No. 33-80344 on Form
            S-1, filed September 14, 1994).

10.10* --   Consultancy Agreement, dated February 9, 1995, between CME
            Media Enterprises B.V. and Radio Alfa a.s. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.11* --   Loan Agreement, dated as of February 9, 1995 between CME Media
            Enterprises B.V. and Radio Alfa a.s. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.11A* -- Supplementary Loan Agreement, dated March 20, 1995, between CME Media Enterprises B.V. and Radio Alfa a.s. (incorporated by reference to Exhibit 10.19A to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.11B*--   Second Supplementary Loan Agreement, dated July 14, 1995,
            between CME Media Enterprises B.V. and Radio Alfa a.s.
            (incorporated by reference to Exhibit 10.19B to the Company's
            Report on Form 10-Q for the quarterly period ended June 30,
                          1995).

10.11C*--   Third Supplementary Loan Agreement, dated December 11, 1995, between CME Media Enterprises B.V. and Radio Nova Alfa a.s.
            (f.k.a. Radio Alfa a.s.) (incorporated by reference to Exhibit
            10.16C to the Company's Annual Report on Form 10-K for the

            fiscal year ended December 31, 1995).

10.11D*--   Fourth Supplementary Loan Agreement, dated February 29, 1996, between CME Media Enterprises B.V. and Radio Alfa a.s.
            (incorporated by reference to Exhibit 10.15D to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1996).

10.11E*--   Fifth Supplementary Loan Agreement, dated November 29, 1996, between CME Media Enterprises B.V. and Radio Alfa a.s.
            (incorporated by reference to Exhibit 10.15E to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1996).

10.12* --   Partnership Agreement of Produkcija Plus d.o.o. Ljubljana,
            dated February 10, 1995 among CME Media Enterprises B.V.,
            Boutique MMTV d.o.o. Ljubljana, and Tele 59 d.o.o. Maribor.
            (incorporated by reference to Exhibit 10.20 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1994).

10.13* --   Letter Agreement, dated March 23, 1995, among, Kanal A,
            Boutique MMTV d.o.o. Ljubljana, Tele 59 d.o.o. Maribor, Euro 3 and Baring Communications Equity as advisor to Baring
            Communications Equity Limited, regarding Produkcija Plus d.o.o.
            (incorporated by reference to Exhibit 10.21 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1994).

10.14* --   Credit Agreement, dated as of November 14, 1994, between Ceska
            Sportelma, a.s. and Ceska Nezavisla Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994).

10.15* --   Lease, dated February 2, 1995, between CME Development
            Corporation Inc. and JRT (Properties) Limited for the term of ten years for the offices at 9 Poland Street and 17, 18 and 19
            D'Arblay Street in London. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.15A*--   Shareholder Agreement, dated May 25, 1995, between ITI TV
            Holdings Sp. z.o.o. and CME Media Enterprises B.V.
            (incorporated by reference to Exhibit 10.24A to the Company's
            Report on Form 10-Q for the quarterly period ended June 30,
            1995).

10.15B*--   Stock Purchase Agreement, dated May 25, 1995,
            between ITI Media Group N.V. and CME Media Enterprises

            B.V. (incorporated by reference to Exhibit 10.24B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.16* --   Contract for Space Segment Service dated June 9, 1995, between
            British Telecommunications plc ('BT') and CME Programming
            Services, Inc. for the provision of programming transmission services by BT and the payment thereon (incorporated by reference to Exhibit 10.25A to the Company's Report on Form
            10-Q for the quarterly period ended June 30, 1995).

10.16A*--   Guarantee by Central European Media Enterprises Ltd. in respect of obligations due to British Telecommunications plc by CME
            Programming Services, Inc. dated June 9, 1995 (incorporated by reference to Exhibit 10.25B to the Company's Report on Form
            10-Q for the quarterly period ended June 30, 1995).

10.17* --   Cooperation Agreement among CME Media Enterprises B.V., Ion
            Tiriac and Adrian Sarbu (incorporated by reference to Exhibit
            10.27 to the Company's Registration Statement No.33- 96900 on
            Form S-1 filed September 13, 1995).

10.18* --   Preliminary Agreement, dated June 12, 1995, between CME Media
            Enterprises B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28 to the Company's Registration
            Statement No. 33-96900 on Form S-1, filed September 13, 1995).

10.18A*--   Memorandum of Association between CME Media Enterprises, B.V.
            and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28A to Amendment No. 1 to the Company's Registration
            Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.18B*--   Articles of Association of Slovenska Televizna Spolocnost,
            s.r.o. founded by CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit
            10.28B to Amendment No. 1 to the Company's Registration
            Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.19* --   Modification of the Articles of Association of 2002 Tanacsado
            es Szolgaltato Karlatolt Felelossegu Tarasag, dated March 1,
            1995 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement No. 33-96900 on Form S-1, filed September 13, 1995).

10.20* --   The Constituent Agreement on the Activity of the
            Ukrainian-Dutch Joint Venture with Limited Liability 'Gravis', dated September 12, 1995, among Manufacturing-Commercial Firm
            VGV and Victor K. Leshyk, Olna O. Mykhailova, Pavlo D. Bohdan,
            Volodymyr P. Popov, and CME Media Enterprises, B.V.
            (incorporated by reference to Exhibit 10.30 to Amendment No.1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.20A*--   Charter of the Ukrainian-Dutch Joint Venture with Limited
            Liability Gravis, dated September 12, 1995 (incorporated by reference to Exhibit 10.30A to Amendment No. 1 to the Company's
            Registration Statement No. 33-96900 on Form S-1, filed October
            18, 1995).

10.21* --   Heads of Agreement, dated September 6, 1995, between Dr.
            Dietmar Straube, CME Medienbeteiligungen GmbH & Co. Media
            Enterprises KG and Sachsen Funk und Fernsehen GmbH.
            (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form
            S-1, filed October 18, 1995).

10.22* --   Contract of Sale, dated July 7, 1995 between In Razvoj in
            Svetovanje d.o.o. Ljubljana and Produkcija Plus d.o.o.
            Ljubljana and Central European Media Enterprises Group
            (incorporated by reference to Exhibit 10.29 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1995).

10.23* --   Loan Agreement, dated December 4, 1995, between CME Media
            Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.24* --   Loan Agreement, dated as of March 4, 1996, by and between CME
            Media Enterprises B.V. as lender and Nova Mova TV Company
            (incorporated by reference to Exhibit 10.31 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1995).

10.25* --   Contocurrent Credit Contract kept with the Current Account, dated as of November 1, 1995 between Ceska Sporitelna a.s. and Czech Independent Television Company s.r.o. (Ceska Nezavisla
            Televizni Spolecnost s.r.o.) (incorporated by reference to
            Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.26* --   Quota Purchase Agreement for Videovox (incorporated by
            reference to Exhibit 10.01 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.26A*--   Amendment to the Quota Purchase Agreement for
            Videovox (incorporated by reference to Exhibit 10.02 to the Company's

            Report on Form 10-Q for the quarterly period ended

            June 30, 1996).

10.27* --   Transfer Agreement between Ceska Sporitelna and CME BV
            (incorporated by reference to Exhibit 10.03 to the Company's
            Report on Form 10-Q for the quarterly period ended June 30,
            1996).

10.27A*--   Annex to Transfer Agreement between Ceska Sporitelna
            and CME BV (incorporated by reference to Exhibit 10.04 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.28* --   Loan Agreement between Ceska Sporitelna and CME BV
            (incorporated by reference to Exhibit 10.05 to the Company's
            Report on Form 10-Q for the quarterly period ended June 30,
            1996).

10.29* --   Agreement on a Future Agreement between Ceska Sporitelna and
            CME BV (incorporated by reference to Exhibit 10.06 to the Company's Report on Form 10-Q for the quarterly period ended
            June 30, 1996).

10.30* --   Bridge Loan Agreement between ING bank and CME BV (incorporated by reference to Exhibit 10.07 to the Company's Report on Form
            10-Q for the quarterly period ended June 30, 1996).

10.31* --   Share Pledge Agreement between ING bank and CME BV
            (incorporated by reference to Exhibit 10.08 to the Company's
            Report on Form 10-Q for the quarterly period ended June 30,
            1996).

10.32* --   Loan Agreement between Vladimir Zelezny and CME dated August 1,
            1996 (incorporated by reference to Exhibit 10.01 to the Company's Report on Form 10-Q for the quarterly period ended
            September 30, 1996).

10.32A*--   Amendment to the Loan Agreement of August 1, 1996 and
            agreements referred to as Security Documents between Vladimir
            Zelezny and CME, dated as of March 11, 1997 (incorporated by reference to Exhibit 10.38A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.33* --   Promissory Note in Favor of Ronald S. Lauder, dated October 2,
            1996 (incorporated by reference to Exhibit 10.02 to the Company's Report on Form 10-Q for the quarterly period ended
            September 30, 1996).

10.34* --   Ronald S. Lauder Warrant for the Purchase of Shares, dated
            October 2, 1996 (incorporated by reference to Exhibit 10.03 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.35* --   Articles of Association for Mobil Rom S.A., dated September 26,
            1996 (incorporated by reference to Exhibit 10.04 to the

            Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.36* --   Company Agreement for the creation of Mobil Rom S.A., dated
            September 26, 1996 (incorporated by reference to Exhibit 10.05 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.37* --   GSM General Agreement, dated September 26, 1996 (incorporated by reference to Exhibit 10.06 to the Company's Report on Form
            10-Q for the quarterly period ended September 30, 1996).

10.38* --   Unimedia Assignment of Shares Agreement, dated September 22,
            1996 (incorporated by reference to Exhibit 10.07 to the Company's Report on Form 10-Q for the quarterly period ended
            September 30, 1996).

10.39* --   Additional Agreement for Unimedia, dated September 26, 1996
            (incorporated by reference to Exhibit 10.08 to the Company's
            Report on Form 10-Q for the quarterly period ended September
            30, 1996).

10.40* --   Unimedia Warranties, dated September 26, 1996 (incorporated by reference to Exhibit 10.09 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.41* --   Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in English, dated October 25, 1996
            (incorporated by reference to Exhibit 10.10 to the Company's
            Report on Form 10-Q for the quarterly period ended September
            30, 1996).

10.42* --   Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German, dated October 25, 1996
            (incorporated by reference to Exhibit 10.11 to the Company's
            Report on Form 10-Q for the quarterly period ended September
            30, 1996).

10.43* --   TVN--Realbud Agreement, dated September 4, 1996 (incorporated by reference to Exhibit 10.12 to the Company's Report on Form
            10-Q for the quarterly period ended September 30, 1996).

10.44* --   TVN--Realbud Agreement, dated September 4, 1996 (incorporated by reference to Exhibit 10.13 to the Company's Report on Form
            10-Q for the quarterly period ended September 30, 1996).

10.45* --   TVN--Realbud Agreement, dated September 6, 1996 (incorporated by reference to Exhibit 10.14 to the Company's Report on Form
            10-Q for the quarterly period ended September 30, 1996).


10.46* --   Appendix to the TVN--Realbud Agreement, dated September 19,
            1996 (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-Q for the quarterly period ended
            September 30, 1996).

10.47* --   TVN--Realbud Share Sale Agreement, dated October 30, 1996
            (incorporated by reference to Exhibit 10.16 to the Company's
            Report on Form 10-Q for the quarterly period ended September
            30, 1996).

10.48* --   Annex No. 2 to the Supplementary Agreement between TVN and
            Realbud, dated October 30, 1996 (incorporated by reference to
            Exhibit 10.17 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.49* --   Poland Street Lease Agreement, dated April 2, 1996
            (incorporated by reference to Exhibit 10.18 to the Company's
            Report on Form 10-Q for the quarterly period ended September
            30, 1996).

10.50* --   Share Purchase Agreement between IDOS Praha, spol. s.r.o. and
            CME Media Enterprises B.V., dated November 15, 1996
            (incorporated by reference to Exhibit 10.56 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1996).

10.51* --   Share Purchase Agreement between Releas, a.s. and CME Media
            Enterprises B.V., dated December 3, 1996 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.52* --   Share Purchase Agreement between Ceska Sporitelna a.s. and CME
            Media Enterprises B.V., dated December 12, 1996 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.53* --   Agreement on Assignment of Claim between Ceska Sporitelna, a.s.
            and CME Media Enterprises B.V., dated December 12, 1996
            (incorporated by reference to Exhibit 10.59 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1996).

10.54* --   Assignment of Shares Agreement between Balaclava B.V., Adrian
            Sarbu (as shareholders of PRO TV Ltd.), CME Media Enterprises
            B.V., Grigoruta Roxana Dorina and Petrovici Liana, dated
            December 6, 1996 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).


10.55* --   Quota Purchase Agreement between and by Magyarhang Dubbing and
            Production Limited Liability Company and CME Media Enterprises
            B.V., dated December 23, 1996 (incorporated by reference to
            Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.56* --   Shareholders Agreement between TVN, Ltd. and Ambresa, dated
            December 30, 1996 (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.57* --   First Amendment to Stock Purchase Agreement between ITI Media
            Group N.V. and CME Media Enterprises B.V., dated December 31,
            1996 (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996).

10.58* --   Net Reimbursement Agreement by and among International
            Teleservices Limited, International Media Services, Limited and
            Limited Liability Company 'Prioritet', dated February 13, 1997
            (incorporated by reference to Exhibit 10.64 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1996).

10.59* --   Agreement by and between International Media Services, Ltd and
            Innova Film GmbH, dated January 23, 1997 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.60* --   Amended and Restated Charter of the Enterprise 'Inter-Media',
            dated January 23, 1997 (incorporated by reference to Exhibit
            10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.61* --   Amended and Restated Charter of the Broadcasting Company
            'Studio 1+1', dated January 23, 1997 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.62* --   Amended and Restated Foundation Agreement on the Establishment
            and Operation of the Broadcasting Company 'Studio 1+1,' dated
            January 23, 1997 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.63* --   Protocol of the Participants' Assembly of the Broadcasting
            Company 'Studio 1+1,' dated January 23, 1997 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).


10.64* --   Marketing, Advertising and Sales Agreement by and between
            International Media Services Ltd and Innova Film GmbH, dated
            January 23, 1997 (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.64A*--   Amendment Agreement to Marketing, Advertising and Sales
            Agreement between Innova Film GmbH and International Media
            Services Limited, dated May 7, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.65* --   Marketing and Sales Agreement by and between International
            Media Services Ltd. and Prioritet, dated January 23, 1997
            (incorporated by reference to Exhibit 10.71 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December
            31, 1996).

10.65A* -- Termination Agreement between International Media Services Ltd. and Prioritet, dated May 7, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.66* --   Lease between Sony Music Entertainment (UK) Limited and CME
            Development Corporation, dated December 19, 1996, concerning
            Great Marlborough Street, London premises (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.67* --   IMS Advertising Service Agreement between International Media
            Services Ltd. and Limited Liability Company --Prioritet--, dated
            May 7, 1997 (incorporated by reference to Exhibit 10.3 to the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.68* --   Advertising Consultancy Agreement between Intermedia and
            Limited Liability Company --Prioritet--, dated May 7, 1997

            (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.69* --   Service Agreement between R. S. Lauder Gaspar & Co., LP and
            Central European Media Enterprises Ltd., dated as of April 1,
            1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.70* --   Contract on Purchase of Real Estate between Central European

            Development Corporation Praha, spol s.r.o. and Ceska Nezavisla Televizni Spolecnost, spol. s.r.o., dated May 21, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.71* --   Shareholders' Agreement, dated August 1, 1997, among Federacja
            Sp.zo.o., ITI Media Group N.V., and CME Media Enterprises B.V.
            (incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 1997).

10.72 -- Employment Agreement between CME Development Corporation and John Schwallie, dated as of November 21, 1997.

10.73  --   Employment Agreement between Central European Media Enterprises
            Ltd. and John Schwallie, dated as of November 21, 1997.

10.74  --   Employment Agreement between CME Development Corporation and
            Fred Klinkhammer, dated as of January 1, 1998.

10.75  --   Employment Agreement between Central European Media Enterprises
            Ltd. and Fred Klinkhammer, dated as of January 1, 1998.

21.01  --   List of subsidiaries.

23.01  --   Consent of Arthur Andersen & Co.

24.01  --   Power of Attorney, dated as of February 9, 1998, authorizing
            Leonard Fertig, Frederic T. Klinkhammer and John A. Schwallie as attorney for Ronald S. Lauder, Andrew Gaspar, Robert A.
            Rayne, Frederic T. Klinkhammer, Leonard M. Fertig, Herbert S.
            Schlosser, Nicolas G. Trollope and John A. Schwallie.

27.01  --   Financial data schedule.

99.01  --   Press Release, dated March 26, 1998.

(b)    --   Current Reports on Form 8-K:
                       None

(c)    --   Exhibits: See (a)(5) above for a
            listing of the exhibits included as part
                       of this report.

(d)    --   Report of Independent Public Accountants on
                       Schedule Schedule II--Schedule of
                       Valuation Allowances.

*      --   Previously filed exhibits

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Central European Media Enterprises Ltd.

                          By:  /s/ John A. Schwallie
                               ---------------------
                               John A. Schwallie
                               Vice President-Finance and Chief
                               Financial Officer

                                March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                   Date
---------                     -----                                   ----

*
-----------------------
Ronald S. Lauder            Chairman of the Board of Directors    March 30, 1998


/s/ Michel Delloye
-----------------------
Michel Delloye              President, Chief Executive Officer    March 30, 1998
                            and Director (Principal Executive
                            Officer)

/s/ John A. Schwallie
------------------------
John A. Schwallie           Vice President - Finance and Chief    March 30, 1998
                            Financial Officer (Principal
                            Financial Officer and Principal
                            Accounting Officer)

*
------------------------
Nicolas G. Trollope         Vice President, Secretary and         March 30, 1998
                            Director

*
------------------------
Andrew Gaspar               Director                              March 30, 1998

*

------------------------
Herbert S. Schlosser        Director                              March 30, 1998


*
------------------------
Robert A. Rayne             Director                              March 30, 1998


*
------------------------
Leonard M. Fertig           Director                              March 30, 1998


            *By:  /s/ John A. Schwallie
                  ---------------------
                  John A. Schwallie
                  Attorney-in-fact

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

                                          Arthur Andersen & Co.

Hamilton, Bermuda
March 30, 1998

                                   Schedule II

                        Schedule of Valuation Allowances
                                      $000s

                                      Balance at    Charged to    Charged to                 Balance at
                                      January 1,    Costs and       Other                     December
                                         1997        Expenses      Accounts    Deductions     31, 1997
                                      -----------   ----------    -----------  ----------    -----------

Bad debt provision................       3,200         1,314            --        (816)         3,698
Development costs.................         996         1,125            --           --         2,121


                                      Balance at    Charged to    Charged to                 Balance at
                                      January 1,    Costs and       Other                     December
                                         1996        Expenses      Accounts    Deductions     31, 1996
                                      -----------   ----------    -----------  ----------    -----------

Bad debt provision................       1,105         2,095            --           --         3,200
Development costs.................       4,373           714            --      (4,091)           996


                                      Balance at    Charged to    Charged to                 Balance at
                                      January 1,    Costs and       Other                     December
                                         1995        Expenses      Accounts    Deductions     31, 1995
                                      -----------   ----------    -----------  ----------    -----------

Bad debt provision................         945           160            --           --         1,105
Development costs.................         985         3,388            --           --         4,373

                                EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

10.72  --   Employment Agreement between CME Development Corporation and
            John Schwallie, dated as of November 21, 1997.

10.73  --   Employment Agreement between Central European Media Enterprises
            Ltd. and John Schwallie, dated as of November 21, 1997.

10.74  --   Employment Agreement between CME Development Corporation and
            Fred Klinkhammer, dated as of January 1, 1998.

10.75  --   Employment Agreement between Central European Media Enterprises
            Ltd. and Fred Klinkhammer, dated as of January 1, 1998.

21.01  --   List of Subsidiaries.

23.01  --   Consent of Arthur Andersen & Co.

24.01  --   Power of Attorney, dated as of February 9, 1998, authorizing Leonard
            Fertig, Frederic T. Klinkhammer and John A. Schwallie as attorney for Ronald S. Lauder, Andrew Gaspar, Robert A. Rayne, Frederic T.
            Klinkhammer, Leonard M. Fertig, Herbert S. Schlosser, Nicolas G.
            Trollope and John A. Schwallie.

27.01  --   Financial Data Schedule.

99.01  --   Press Release, dated March 26, 1998.