Form 10-K/A
period 1997-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1998-04-29
CIK 925645

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

 For the Fiscal Year Ended December 31, 1997     Commission File Number: 0-24796

                   CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
            (Exact name of registrant as specified in its charter)

                 Bermuda                                   Not Applicable
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)
                       -------------------------------

                               Clarendon House
                                Church Street
                                Hamilton HM CX
                                   Bermuda
                   (Address of principal executive offices)

                                (441) 296-1431
                       (Registrant's telephone number)
                       -------------------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE
                       -------------------------------

          Securities registered pursuant to Section 12(g) of the Act
                    Class A Common Stock, $0.01 par value
                         9.375% Senior Notes Due 2004
                         8.125% Senior Notes Due 2004
                       -------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X       NO
                      ---          -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of April 20, 1998 was approximately $487,288,534.
                       -------------------------------

Number of shares of Class A Common Stock outstanding as of April 20, 1998:
17,056,902

Number of shares of Class B Common Stock outstanding as of April 20, 1998:
7,057,083

==============================================================================

EXPLANATORY NOTE

The purpose of this amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. This information is being provided by amendment because the Registrant's 10-K for its fiscal year ended December 31, 1997 incorporated by reference this information from the Registrant's Proxy Statement for its 1998 Annual General Meeting of Shareholders ("Proxy Statement"), and the definitive Proxy Statement will be filed with the Securities and Exchange Commission after April 30, 1998. In addition, an Exhibit
99.01 regarding the consent of Robert R. Grusky as a nominee to the Company's Board of Directors is included.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information concerning directors and executive officers of the Company is set forth below:

Name                      Age             Position with the Company
----                      ---             --------------------------
Ronald S. Lauder          54    Nonexecutive Chairman of the Board of Directors
Michel Delloye            41    President, Chief Executive Officer and Director
Frederic T. Klinkhammer   52    Executive Vice President and Chief Operating
Officer
John A. Schwallie         35    Vice President-Finance and Chief Financial
Officer
Nicolas G. Trollope       50    Vice President, Secretary and Director
Leonard M. Fertig         51    Director, Former President and Former Chief
Executive Officer
Andrew Gaspar             49    Director
Peter R. Goldscheider     54    Director
Robert A. Rayne           49    Director
Herbert S. Schlosser      71    Director
Robert R. Grusky          40    Nominee for initial election as Director

-----------------

Messrs. Lauder, Fertig, Gaspar, Trollope and Schlosser have served as directors of the Company since 1994, Mr. Rayne has served as a director of the Company since 1996 and Messrs. Delloye and Goldscheider have served as directors of the Company since 1998.

                Ronald S. Lauder, a founder of the Company, has served as nonexecutive Chairman of the Board of the Company since its incorporation in 1994. He is also the co-founder and has served as the Chairman of RSL Communications, Ltd. ("RSLC"), an international telecommunications company, since 1994. Mr. Lauder is a principal shareholder of The Estee Lauder Companies Inc. ("Estee Lauder") and has served as Chairman of Estee Lauder International and Chairman of Clinique Laboratories, Inc., divisions of Estee Lauder, since returning to the private sector from government service in 1987. From 1986 until 1987, Mr. Lauder served as U.S. Ambassador to Austria. From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs. Mr. Lauder currently is a director of Estee Lauder. He is Chairman of the Board of Trustees of the Museum of Modern Art, President of the Jewish National Fund, Chairman of the International Public Committee of the World Jewish Restitution Organization, Treasurer of the World Jewish Congress, a member of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania and a member of the Visiting Committee of the Wharton School at the University of Pennsylvania.

                Michel Delloye has served as President and Chief Executive Officer of the Company since March 1998. Mr. Delloye is also President and Chief Executive Officer of CME Development Corporation. From 1996 until 1998, Mr. Delloye ran his own advisory and management business in Belgium. From 1992 until 1996, he served as Managing Director and Chief Executive Officer of Compagnie Luxembourgeoise de Telediffusion (CLT-UFA), the largest European TV and radio broadcaster. Before joining CLT-UFA, Mr. Delloye served in a number of executive positions with Groupe Bruxelles Lambert in Brussels, including Chief Financial Officer, President of North American operations in New York and General Manager in Brussels.

                Frederic T. Klinkhammer has served as Chief Operating Officer and Executive Vice President of the Company, and as Chief Operating Officer, Executive Vice President and Managing Director of CME Development Corporation, since January 1998. From July 1992 to December 1997, Mr. Klinkhammer operated an international broadcasting and telecommunications consulting practice. Mr. Klinkhammer was founding Chief Executive Officer of MediaLinx, the multimedia arm of BCE Inc., from March 1993 to August 1996 and was responsible for the creation of Sympatico, Canada's largest internet service provider. Mr. Klinkhammer was President and Chief Executive Officer of IMAX Corporation from August 1990 to June 1992, during which time that company produced its first two feature length films. From March 1984 to August 1990, Mr. Klinkhammer served as President and Chief Operating Officer of First Choice, Canada's largest pay television company. From March 1983 to March 1984, Mr. Klinkhammer served as Chief Executive Officer of Cablenet Ltd., a multi system cable operator with operations in the U.S. and Canada. From January 1974 to March 1983, Mr. Klinkhammer served as Vice President-Finance and later Vice President and General Manager of Citytv in Toronto, Canada. Mr. Klinkhammer is a certified Management Accountant, a graduate of Ryerson Polytechnical Institute in Business and received his early consumer product training at Procter & Gamble.

                John A. Schwallie has served as Vice President-Finance and Chief Financial Officer of the Company since August 1995. Mr. Schwallie, a certified public accountant, served as Financial Director of CNTS from 1994 until August 1995. From 1992 until 1993, Mr. Schwallie served as the Advisor to the Financial Director of Prague Breweries, the second largest brewery in the Czech Republic. During 1991, he served as the Assistant to the Regional Director of General Atlantic, a London based multi-billion dollar privately held conglomerate, operating retail outlets in Prague. Mr. Schwallie currently serves as a director of MPI and a director of the audit committee of Nova TV. Mr. Schwallie has his M.B.A. degree from Cornell University.

                Nicolas G. Trollope has served as Vice President and Secretary of the Company since January 1997. Mr. Trollope has been a partner with the law firm of Conyers, Dill & Pearman, Hamilton, Bermuda, since 1991. Mr. Trollope serves as a director of RSLC.

                Leonard M. Fertig served as President and Chief Executive Officer of the Company from August 1995 until March 1998. Mr. Fertig's employment with the Company has continued since March 1998. Mr. Fertig served as Vice President--Finance and Chief Financial Officer of the Company from its inception in June 1994 until August 1995. Mr. Fertig was also President of CME Programming Services, Inc. and CME Development Corporation from August 1995 until March 1998. Mr. Fertig was an independent consultant to the media industry from 1989 until 1994. From 1985 until 1989, Mr. Fertig was Executive Vice President and Chief Financial Officer of Reiss Media Enterprises, a pay-per-view network. His experience includes over 20 years of consulting, planning and management of businesses, including with American Airlines and Capital Cities/ABC.

                Andrew Gaspar was a founder of the Company and directed the activities of its predecessor from 1991 through June 1994. From its incorporation in June 1994 until December 1996, Mr. Gaspar served as Vice President and Secretary of the Company. Mr. Gaspar has been the President of the general partner of R.S. Lauder, Gaspar & Co., LP, a venture capital company, since 1991. Mr. Gaspar has been a director and Vice Chairman of RSLC since 1994. From 1982 until 1991, Mr. Gaspar was a partner of Warburg, Pincus & Co., a venture capital firm, in which Mr. Gaspar specialized in start-up ventures in the telecommunications industry.

                Peter R. Goldscheider has been co-owner, Managing Partner and Chairman of the Board of European Privatization and Investment Corporation ("EPIC"), an investment and merchant bank, since 1991. From March to December 1990, Mr. Goldscheider co-owned and managed Landerbank Business Development Ges.b.b.H., EPIC's predecessor. From March 1977 to February 1987, Mr. Goldscheider was President for marketing and sales and a Member of the Board of Zurich Kosmos Insurance Company, an Austrian company. Prior to joining Zurich

Kosmos Insurance Company, Mr. Goldscheider served in a number of executive positions with International

Business Machines Corp. Austria, including Marketing Manager for Finance (Banking and Insurance). Mr. Goldscheider also serves as Chairman of the Board of Directors of EPIC Russia (formerly Sector Capital Development Company); Chairman of the Supervisory board of I. EPIC Holdings, Prague; and President of the Board of KINTO, Kiev.

                Robert A. Rayne has been a director of London Merchant Securities plc, a U.K. investment firm, since 1983. Mr. Rayne also is Investment Director of Westpool Investment Trust plc. Mr. Rayne serves as a director for several U.K.-based companies and in addition, serves on the Board of Directors of Energy Ventures Inc.

                Herbert S. Schlosser has served as a Senior Advisor, Broadcasting and Entertainment to Schroder & Co. Inc., an international investment banking firm, since 1986. Mr. Schlosser serves as a consultant to the Company and receives a fee for such services (see page 8). Mr. Schlosser was Executive Vice President of RCA Corporation from 1978 until 1985 and President of the National Broadcasting Company (NBC) from 1974 until 1978. Mr. Schlosser is a director of United States Satellite Broadcasting Company, Inc. and Data Broadcasting Corporation.

                Robert R. Grusky has been President of RSL Investments Corporation since April 1998 and Senior Advisor to Ronald S. Lauder since April 1997. Mr. Grusky was with Goldman, Sachs & Co., an international investment banking firm, from 1985 to 1997, with a one-year leave of absence commencing in 1990 during which he was appointed a White House Fellow by President Bush and served as Assistant to the then Secretary of Defense Dick Cheney. At Goldman, Sachs, Mr. Grusky was a member of the Mergers and Acquisitions (M&A) Department, and later in the Principal Investment Area. Mr. Grusky is a graduate of the Harvard Business School and Union College and is a member of the Board of Trustees of the Hackley School.

Committees of the Board

                The Board of Directors has an Audit Committee, which, during 1997, was composed of Messrs. Lauder, Schlosser and Gaspar, a current director who is retiring from the Board of Directors. Following the Company's 1998 Annual General Meeting (the "Meeting"), the Board of Directors intends to change the composition of the Audit Committee to Messrs. Rayne (Chair), Goldscheider, Grusky, Lauder and Schlosser (assuming their election as directors at the Meeting). The Audit Committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained by the Company, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company's financial policies and control procedures. During the fiscal year ended December 31, 1997, the Audit Committee met on one occasion.


                The Board of Directors has a Compensation Committee, which, during 1997, was composed of Messrs. Lauder, Gaspar and Rayne. Following the Meeting, the Board of Directors intends to change the composition of the Compensation Committee to Messrs. Lauder (Chair), Grusky and Rayne (assuming their election as directors at the Meeting). The Compensation Committee is responsible for determining executive compensation policies and guidelines and for administering the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan") and the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan"; collectively, the 1994 Stock Option Plan and the 1995 Stock Option Plan may be referred to as the "Stock Option Plans"), including granting options and setting the terms thereof pursuant to such plans. In addition, commencing in March 1998, the Compensation Committee will be responsible for reviewing and approving significant employment agreements, and if the Company's Director, Officer and Senior Executive Co-Investment Plan is approved by the Company's shareholders, the Compensation Committee will be responsible for the administration of the Director, Officer and Senior Executive Co-Investment Plan. During the fiscal year ended December 31, 1997, the Compensation Committee met on three occasions.

                During 1997, the Board of Directors also had an Administrative Committee composed of Messrs. Trollope and Fertig, who is resigning from the Board of Directors effective May 1, 1998. The Administrative Committee was responsible for acting on routine matters incidental to the day-to-day affairs of the Company. The

Administrative Committee did not meet during the fiscal year ended December 31, 1997. Following the Meeting, the Board of Directors intends to discontinue the Administrative Committee.

                During the fiscal year ended December 31, 1997, the Board of Directors met, or acted by unanimous consent, on nine occasions. Each member of the Board of Directors attended at least 75% of the aggregate number of meetings of the Board of Directors and the Committees of the Board on which they served during the periods that they served.

                Following the Meeting, the Board of Directors intends to create a Finance Committee, which will be responsible for general supervision over the investments of and all matters of financing by the Company, and a Nominating Committee, which will review qualifications of candidates for board membership, recommend to the board candidates for membership on the board and the annual slate of nominees for director, and recommend to the board criteria for board membership, composition of the board, tenure of directors and fees to be paid to directors. No decision has been made as to whether the Nominating Committee, if created, will consider nominees recommended by shareholders. The Board of Directors anticipates that the members of the Finance Committee will be Messrs. Grusky (Chair), Goldscheider, Lauder, Rayne and Schlosser, and the members of the Nominating Committee will be Messrs. Lauder (Chair), Goldscheider, Schlosser and Trollope (assuming their election as directors at the Meeting).

                There is no family relationship among any directors or executive officers or director-nominees of the Company.


                There is no arrangement or understanding between any executive officer and any other person regarding selection as an executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements under
Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Company's former Chief Executive Officer and its other executive officer (together, the "Named Executive Officers") who either served as executive officers during, or were serving as executive officers at the end of, the last completed fiscal year ended December 31, 1997, for services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years.

                                                                                      Long-Term Compensation
                                                                            ------------------------------------------
                                                                                             Awards
                                          Annual Compensation               ------------------------------------------
                              -------------------------------------------   Restricted     Securities
                                                             Other Annual     Stock        Underlying      All Other
          Name and                     Salary       Bonus    Compensation    Award(s)      Options       Compensation
     Principal Position       Year        $           $           $              $            #               $
------------------------------------------------------------------------------------------------------------------------
Leonard M. Fertig             1997     334,821     150,000    67,562(2)         --          50,000            --
  Former President and Chief  1996     309,840     150,000    64,358(3)         --          50,000            --
  Executive Officer (1).....  1995     220,623     125,000    58,806(4)         --         200,000            --

John A. Schwallie             1997     210,417      75,000        --            --          80,000            --
  Vice President-Finance      1996     184,375      50,000        --            --            --             696(5)
  and Chief Financial         1995     120,193      35,000     7,366(6)         --          75,000           600(5)
  Officer...................

-----------------
(1) Mr. Fertig resigned as President and Chief Executive Officer of the Company on March 26, 1998.

(2) Of this amount, $59,004 represents housing costs paid by the Company and $8,558 represents use of a Company automobile.

(3) Of this amount, $55,800 represents housing costs paid by the Company and $8,558 represents use of a Company automobile.

(4) Of this amount, $45,918 represents housing costs paid by the Company and $12,888 represents use of a Company automobile.

(5)  Represents life insurance benefits paid by the Company.

(6)  Represents housing costs paid by the Company.

                No stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations of the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the time periods described above.

Option Grants In Last Fiscal Year

                The following table sets forth information with respect to grants of stock options to purchase Class A Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 1997.


                                                  Individual Grants                       Potential Realizable
                                 ------------------------------------------------------  Value at Assumed Annual
                                  Number of     Percent of                                Rates of Stock Price
                                  Securities      Options                                      Appreciation
                                  Underlying     Granted to                                   for Option Term
                                   Options       Employees     Exercise                  ---------------------------
                                   Granted       in Fiscal      Price      Expiration       5%          10%
Name                                 (#)           Year         ($/sh)        Date         ($)          ($)
----                              ----------     ----------    --------    -----------     ---          ---
Leonard M. Fertig..............    50,000          6.56%        23.00        8/1/07      723,000     1,833,000
John A. Schwallie..............    80,000         10.49%        23.00        8/1/07    1,157,000     2,932,000

Aggregated Option Exercises in last Fiscal Year and Fiscal Year-End Option
Values

                The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 1997 by the Named Executive Officers and the value at December 31, 1997 of unexercised stock options held by the Named Executive Officers.

                                                                      Number of Securities
                                                                           Underlying               Value of Unexercised
                                                                     Unexercised Options at        In-the-Money Options at
                           Shares Acquired             Value             Fiscal Year-end              Fiscal Year-End(1)
                             on Exercise             Realized                  (#)                           ($)
Name                             (#)                    ($)          Exercisable/Unexercisable      Exercisable/Unexercisable
----                       ----------------          --------        -------------------------      --------------------------
Leonard M. Fertig......           0                      0                250,000/75,000                1,593,750/200,000
John A. Schwallie......           0                      0                 85,000/80,000                  756,250/180,000

------------------------
(1) Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.

Compensation of Directors

                The Company pays a cash fee to each of its non-employee directors of $10,000 per annum. In addition, under the 1995 Stock Option plan, non-employee directors (other than Mr. Trollope who declines such options) are also automatically granted an option to purchase 10,000 shares of Class A Common Stock once per year. Options granted prior to 1998 had an exercise price per share equal to the fair market value of a share of Class A Common Stock on the date of grant, became exercisable in two annual installments commencing on the first anniversary of the date of grant (subject to the director's continued service as a director on such date) and generally expired 10 years from the date of grant. In August 1997, all non-employee directors (other than Mr. Trollope) received an option to purchase 10,000 shares of Class A Common Stock at an exercise price of $23.00 per share. In addition, the Board (Mr. Lauder abstaining) authorized the grant of an additional option to Mr. Lauder to purchase 100,000 shares of Common Stock. The grant was confirmed in February 1998, and it was determined by the Board, subject to the approval of shareholders, that such option be an option to purchase 100,000 shares of Class B Common Stock and that the exercise price be 105% of the average of the closing price of a share of Class A Common Stock as reported by the Nasdaq National Market for the 10 days following the date of grant. The exercise price is $23.927 per share. As with the other directors' options, the additional option will vest in two equal annual installments commencing on the first anniversary of the February 1998 confirmation of the grant, subject to Mr. Lauder's continued service as a director, and will generally expire 10 years from the date of grant.

                The Company is proposing to amend the 1995 Stock Option Plan (the "1995 Amended Stock Option Plan") at the Meeting. These amendments will, if adopted, and unless otherwise determined by the

Compensation Committee, (i) lengthen the vesting period for options awarded to non-employee directors to five years from two years, (ii) add a "cost of capital" factor or other annual increase to the exercise price, (iii) establish a formula for determining the initial exercise price for non-employee directors and (iv) set a maximum number of shares of Class B Common Stock for which options may be granted equal to 10% of the number of shares of Company Common Stock for which options may be granted under the 1995 Amended Stock Option Plan. The objective of these amendments is to further align the Board of Directors with the Company's shareholders. If these amendments are approved, on the first business day following each annual meeting of the Company's shareholders during the term of the 1995 Amended Stock Option Plan, each non-employee director of the Company (including for these purposes the Chairman and Vice Chairman) who has served as a director since the last annual meeting of shareholders will be granted options to purchase 10,000 shares (or in, the case of the Chairman and Vice Chairman, such higher number as the Board of Directors shall determine) of Class A Common Stock (in the case of the Chairman and Vice Chairman, Class B Common Stock if such person is eligible to hold Class B Common Stock and the Board approves such granting of options on Class B Common Stock). Under the 1995 Amended Stock Option Plan, the exercise price of the options will initially equal the fair market value of the Class A Common Stock on the date of grant or the average fair market value of the Class A Common Stock for the 10 business days following the date of grant (105% of the fair market value of the Class A Common Stock in the case of an option to acquire Class B Common Stock). In the case of any such options granted immediately following the Meeting, the Board has determined that the initial exercise price will be increased on the first day of each calendar quarter by one-quarter of the rate at the time of grant for U.S. Treasury securities having a maturity approximately equal to the ten year term of such options, compounded annually and, with respect to such grants made in subsequent years under the plan, may increase by a similar factor or other factor(s) as determined by the Board of Directors at the time of grant. The options will become exercisable as to 10% on the first anniversary of the grant date, an additional 15% on each of the second and third anniversaries of the grant date, an additional 25% on the fourth anniversary of the grant date and an additional 35% on the fifth anniversary of the grant date and will otherwise be subject to the general terms of the 1995 Amended Stock Option Plan.

                The Company reimburses each director for expenses in connection with attending meetings of the Board of Directors. Mr. Trollope is a partner in the law firm of Conyers Dill & Pearman, Hamilton, Bermuda, which served as the Company's Bermuda counsel for the fiscal year ended December 31, 1997 and is expected to continue to serve as the Company's Bermuda counsel in 1998. For the fiscal year ended December 31, 1997, the Company paid fees of $128,624 to Conyers, Dill & Pearman, which includes the services of Mr. Trollope as a director. No separate compensation is paid to any director for serving on committees. Directors who are also employees of the Company receive no additional compensation for service as a director.

                On August 1, 1996, the Company and Mr. Schlosser entered into a one year consulting agreement which automatically renews for subsequent one year terms unless terminated by either party 60 days prior to the end of each yearly term. Under the consulting agreement, Mr. Schlosser serves as a consultant to the Company and, at the request of the Company's management, performs general consulting services relating to the Company's broadcast operations. Pursuant to the agreement, the Company pays Mr. Schlosser at the rate of $100,000 per annum and initially granted Mr. Schlosser 10 year options to purchase 15,000 shares of Class A Common Stock at an exercise price equal to the last reported sale price of the Class A Common Stock on the Nasdaq National Market on August 1, 1996 ($21.75 per share). In August 1997, Mr. Schlosser was granted a discretionary award of 10 year options to purchase 10,000 shares of Class A Common Stock at an exercise price equal to the last reported sale price of the Class A Common Stock on the Nasdaq National Market on August 1, 1997 ($23.00 per share). Such options are in addition to those granted separately to Mr. Schlosser for serving as a director. In March 1998, the Board recommended that the Company renew Mr. Schlosser's consulting agreement in August 1998 for an additional one year term.

                On March 11, 1998 the Board of Directors adopted a new set of Compensation Principles that provide principles for the compensation of the Company's executives and other key employees, as well as the Company's non-employee directors. As the Compensation Principles apply to directors, they express the Company's belief that it is important for non-employee directors to have a meaningful equity interest in the Company and to have the bulk of directors' compensation paid in equity-related items. In order to encourage the Company's non-employee directors to increase their ownership of the Company's Common Stock, under the Compensation Principles (as they apply to non-employee directors), the Board will, under the 1995 Amended Stock

Option Plan, grant to any person who is not currently a director of the Company and who becomes a non-employee director of the Company an option to acquire a share of Class A Common Stock (or Class B Common Stock if such person is eligible to hold Class B Common Stock under the Company's Bye-Laws) for each share of Common Stock that he or she purchases within 90 days of his or her first election to the Board of Directors, up to a maximum of 25,000 shares. If a current non-employee director purchases a number of shares of Common Stock at least equal to the number of shares underlying options that have previously been granted to such non-employee director, in his capacity as a director, the Board will, under the 1995 Amended Stock Option Plan, grant an option to acquire a share of Class A Common Stock (or Class B Common Stock if such person is eligible to hold Class B Common Stock under the Company's Bye-Laws) for each share of Common Stock purchased within 90 days thereafter, up to a maximum of 25,000 shares. Any such option granted to a non-employee director will generally become exercisable as to 10% on the first anniversary of the grant date, an additional 15% on each of the second and third anniversaries of the grant date, an additional 25% on the fourth anniversary of the grant date and an additional 35% on the fifth anniversary of the grant date and will expire on the earlier of
(a) 30 days after the recipient ceases to serve as a director for any reason other than death or disability, (b) one year following the date the recipient ceases to serve as a director as a result of his or her death or disability and
(c) the tenth anniversary of the date of grant. If the Company's Director, Officer and Senior Executive Co-Investment Plan is approved by the Company's shareholders, non-employee directors will be permitted to purchase such shares directly from the Company (but non-employee directors will not be eligible to receive loans from the Company under the Director, Officer and Senior Executive

Co-Investment Plan). While not required, all directors are encouraged to hold their shares in the Company, or options convertible into shares, as long as they serve as directors (other than charitable gifts, transfers for estate planning purposes or sales for tax reasons relating to the exercise of stock options).

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

                Michel Delloye has entered into five year employment agreements dated as of March 23, 1998 with the Company and a wholly-owned subsidiary of the Company. The employment agreements provide that Mr. Delloye will serve as President and Chief Executive Officer of both the Company and of such subsidiary. Under the employment agreements, Mr. Delloye will be entitled to receive a base salary of $350,000 for the first year, with such base salary being increased by not less than $10,000 per year. In addition, Mr. Delloye will receive an expatriate premium of UK (pound)202,500 per annum (plus an additional amount based on the increase in the consumer price index in the London metropolitan area). The employment agreements provide for an annual cash bonus opportunity of 75% of base salary if performance is at 100% of target performance goals established by the Compensation Committee for such year and up to 100% of his base salary if performance is at or above 150% of such target. The employment agreements also provide that Mr. Delloye shall receive an additional one time bonus of $1,000,000 if, at the end of the contract term, i.e., March 23, 2003, and subject to his continued employment through such date, the price of the Company's Class A Common Stock has increased from its price as of March 23, 1998 (i.e., $24.563 per share) and the percentage increase exceeds that of the Nasdaq Stock Market Index (or, if the Company replaces that index with a different index in its 1998 Proxy Statement Performance Graph, such index) for such period.

                Under Mr. Delloye's employment agreement with the Company, he was awarded options to acquire, in the aggregate, 225,000 shares of the Company's Class A Common Stock. The initial exercise price of all of these options is $24.563 per share, the mean between the high and low trading prices of the Company's Class A Common Stock on the date of the grant. As to 175,000 of such options, the options will generally become exercisable in equal installments on each of the first two anniversaries of the date of grant and will generally remain exercisable for ten years. As to 50,000 of such options, the options will generally become exercisable in equal annual installments on the third, fourth and fifth anniversaries of the grant date, will generally expire on the seventh anniversary of the grant date, and the exercise price per share will be increased on the first day of each calendar quarter by one-quarter of 5.63% (the rate at the time of grant for U.S. Treasury securities having a maturity approximately equal to the term of such options), compounded annually, pro rated for the first period. All such options shall become exercisable in the event that Mr. Delloye's employment is terminated by the Company as a result of a change in control of the Company or in the event of a merger, reorganization or consolidation in which the Company is not the surviving corporation. The timing and amount of any subsequent option awards will be at the discretion of the Compensation Committee and approved by the Board of Directors, and will be commensurate with Mr. Delloye's position with the Company and taking into account option awards made to other executives of the Company. The Company has also agreed to give Mr. Delloye an additional bonus that will not exceed $542,000. The specific details of this additional bonus are subject to agreement between the Company and Mr. Delloye.

                Under Mr. Delloye's employment agreement with the Company (if the proposal to adopt the Director, Officer and Senior Executive Co-Investment Plan is approved by the Company's shareholders at the Meeting) for each $1 of Class A Common Stock of the Company that Mr. Delloye purchases by July 21, 1998, the Company will lend him $1 (up to $500,000) on a non-recourse basis to purchase additional shares of Class A Common Stock of the Company (such additional shares to be pledged as security for the loan). Interest on the loan will be at the rate at the time of the grant for seven-year U.S. Treasury securities and will generally be due when the loan is paid. In addition, for each share of the Company's Class A Common Stock purchased by Mr. Delloye by July 21, 1998 (including financed shares) the Company will grant him an option to purchase two shares (up to 50,000 shares) as soon as practicable after July 21, 1998. The initial exercise price of such options will be the mean between the high and low trading prices of the Company's Class A Common Stock on the date of the grant, and will be increased on the first day of each calendar quarter by one-quarter of the rate at the time of grant for seven-year U.S. Treasury securities. Such options will generally become exercisable in equal installments on each of the first five anniversaries of the date of grant and will generally expire on the seventh anniversary of the grant date.

                Mr. Delloye's employment agreements also contain noncompetition provisions applicable during the term of the employment agreements and for a two year period thereafter, prohibit Mr. Delloye from using confidential information of the Company during the term of the employment agreements and thereafter, and specify certain benefits and perquisites that Mr. Delloye shall be entitled to receive. The term of the employment agreements expire on March 23, 2003.

                Frederic T. Klinkhammer has entered into employment agreements dated as of January 1, 1998 with the Company and a wholly-owned subsidiary of the Company. The employment agreements provide that Mr. Klinkhammer will serve as Executive Vice President and Chief Operating Officer of the Company, and Executive Vice President, Managing Director and Chief Operating Officer of such subsidiary. Under the employment agreements, Mr. Klinkhammer will be entitled to receive a base salary of $300,000 per year, and an expatriate premium of UK (pound)45,000 per annum (plus an additional amount based on the increase in the consumer price index in the London metropolitan area). The employment agreements provide for an annual cash bonus opportunity in a target amount of 75% of base salary for superior performance, and up to 100% of his base salary, to be determined based upon the joint recommendation of the Chairman and the Company's Chief Executive Officer, subject to the Compensation Committee's approval in its sole discretion. The employment agreements also provide that Mr. Klinkhammer shall receive an additional one time bonus of $750,000 if, at the end of the contract term, i.e., December 31, 2002, and subject to his continued employment through such date, the price of the Company's Class A Common Stock has increased from its price as of January 1, 1998 (i.e., $25.25 per share) and the percentage increase exceeds that of the Nasdaq Stock Market Index (or, if the Company replaces that index with a different index in its 1998 Proxy Statement

Performance Graph, such index) for such period.

                Under Mr. Klinkhammer's employment agreement with the Company, he was awarded on two different dates options to acquire, in the aggregate, 150,000 shares of the Company's Class A Common Stock. The initial exercise price of 100,000 of these options is $24 per share and the initial exercise price of 50,000 of these options is $23.3125 per share. In each case, this was the mean between the high and low trading prices of the Company's Class A Common Stock on the date of grant. As to 80,000 of such options, the options will generally become exercisable in equal installments on each of the first two anniversaries of the date of grant and will generally remain exercisable for ten years. As to 70,000 of such options, the options will generally become exercisable in equal annual installments on the third and fourth anniversaries of the grant date and on December 31, 2002, will generally expire on the seventh anniversary of the grant date, and the exercise price per share will be increased on each January 1 by 5.55% (per annum), the rate at the time of grant for U.S. Treasury securities having a maturity approximately equal to the term of such options. All such options shall become exercisable in the event that Mr. Klinkhammer's employment is terminated by the Company as a result of a change in control of the Company or in the event of a merger, reorganization or consolidation in which the Company is not the surviving corporation. The timing and amount of any subsequent option awards will be at the discretion of the Compensation Committee and approved by the Board of Directors, and will be commensurate with Mr. Klinkhammer's position with the Company and taking into account option awards made to other executives of the Company.

                Mr. Klinkhammer's employment agreements also contain noncompetition provisions applicable during the term of the employment agreement and for a two year period thereafter, will prohibit Mr. Klinkhammer from using confidential information of the Company during the term of the employment agreements and thereafter, and will specify certain benefits and perquisites that Mr. Klinkhammer shall be entitled to receive. The term of the employment agreements generally expire on December 31, 2002. The employment agreements provide that if Mr. Klinkhammer's employment agreements are not extended at the expiration of the five year term, he will serve as a part-time consultant for two-years following such expiration, for which he will be paid $200,000 per annum.

                John A. Schwallie, Vice President-Finance and Chief Financial Officer of the Company, has employment agreements commencing August 1, 1997 and terminating August 14, 1999 with the Company and a wholly-owned subsidiary of the Company. Under the terms of the employment agreements, Mr. Schwallie receives in the aggregate a salary of $225,000 for the first year and $250,000 for the second year, as well as a monthly living allowance of UK (pound)2,000 for each calendar month during which he maintains a principal residence in the Greater London Metropolitan area. At the sole discretion of the Board of Directors, Mr. Schwallie may be granted an annual bonus. The employment agreements contain a confidentiality covenant and a non-compete covenant which has a term of two years after the termination of Mr. Schwallie's employment. Mr. Schwallie, who had previously been granted options to purchase 85,000 shares of Class A Common Stock, all of which are currently exercisable, has been granted 10 year options under his current agreements to purchase an additional 80,000 shares of Class A Common Stock at an exercise price equal to the last reported sale price of the Class A Common Stock on the Nasdaq National Market on August 1, 1997 ($23.00 per share), pursuant to the Company's Stock Option Plans, 40,000 of which are exercisable on August 1, 1998 and 40,000 of which are exercisable on August 1, 1999. In addition, if Mr. Schwallie meets or exceeds performance goals to be established by agreement between the President and Chief Executive Officer of the Company and Mr. Schwallie, options to purchase up to an additional 20,000 shares of Class A Common Stock may be granted to Mr. Schwallie by the Board each year. In the event of a merger, reorganization or consolidation in which the Company is not the surviving corporation, then all options which have been granted to Mr. Schwallie shall be immediately exercisable in full.

Termination of Employment

                The Company and two of its wholly-owned subsidiaries have entered into a severance agreement, dated as of March 25, 1998, with Leonard M. Fertig, who resigned as the Company's President and Chief Executive Officer on March 26, 1998. Mr. Fertig is resigning as a director of the Company effective May 1, 1998. Pursuant to the severance agreement, certain employment and consulting agreements between Mr. Fertig, a company owned by Mr. Fertig, and the Company and these subsidiaries were terminated. Under the severance agreement, Mr. Fertig will continue as an employee and his consulting company will continue its consulting arrangements on a full-time basis until May 1, 1998, and on a part time basis through August 10, 1998. After August 10, 1998, Mr. Fertig will serve as a consultant and his consulting company will continue to provide consulting services until August 10, 1999. Mr. Fertig may terminate these arrangements with the Company and these subsidiaries prior to August 10, 1999 on not less than 10 days' (but not more than 15 days') written notice. From March 26, 1998 until either August 10, 1999 or such earlier date as Mr. Fertig ceases to be an employee or consultant, Mr. Fertig will receive a base salary or consulting fee of $300,000 per year, and his consulting company will receive a fee of $50,000 per year and both Mr. Fertig and his consulting company will provide services on an as requested basis by the Chairman or Chief Executive Officer of the Company or these subsidiaries, provided that after May 1, 1998, such services will not unreasonably interfere with Mr. Fertig's ability to seek other employment or consulting opportunities or exceed 20 hours per calendar month.

                Until the earliest of the time that Mr. Fertig ceases to be an employee or consultant, or moves his principal residence from the United Kingdom, or August 10, 1999, Mr. Fertig will receive an expatriate payment of UK(pounds)3,000 per month. If Mr. Fertig relocates to the United States before August 10, 1999, the Company will pay the actual and reasonable costs associated with such relocation. In addition, the Company will provide Mr. Fertig with the opportunity to buy, for book value, the automobile which has been available for his use in the Netherlands and will pay Mr. Fertig up to $10,000 for legal expenses in connection with the negotiation of the severance agreement.

                The severance agreement provided for Mr. Fertig to be paid a bonus of $150,000 for services performed during 1997.

                Under previous agreements, Mr. Fertig has been granted options to purchase 325,000 shares of Class A Common Stock, 225,000 of which are currently exercisable. Under the severance agreement, the remaining unexercisable options will become exercisable on May 1, 1998. All 325,000 options will generally remain exercisable until the one year anniversary of the date on which Mr. Fertig ceases to be an employee or consultant.

                Under the severance agreement, Mr. Fertig has agreed not to sell more than 50,000 shares of the Company's Class A Common Stock prior to May 1, 1998 or the three month anniversary of the date on which he ceases to be a member of the Board of Directors of the Company, whichever is later (the "Initial Sales Period"). If during the Initial Sales Period the average per share selling price (before commissions and other expenses of sale) for all shares of the Company's Class A Common Stock owned by Mr. Fertig on March 25, 1998 (the "Owned Shares") plus all shares of Class A Common Stock acquired by Mr. Fertig upon exercise of options owned by Mr. Fertig on March 25, 1998 if sold prior to the disposition of the Owned Shares (together the "Eligible Owned Shares"), sold in arm's length transactions is less than $27.625 per share, the Company will pay Mr. Fertig an amount equal to the difference between $27.625 and the higher of either $20.00 or the average selling price of such shares (before deduction for commissions and other expenses of sale) per share sold during the Initial Sales Period.

                On April 30, 1999 or such earlier date as Mr. Fertig has either disposed of the Owned Shares or the average between the high and low selling prices of a share of the Company's Class A Common Stock for 20 consecutive trading days commencing after the Initial Sales Period is $30.00 or more (the "Trigger Date"), the Company will pay to Mr. Fertig an amount equal to the lesser of (x) $600,000 minus such amounts, if any, paid to Mr. Fertig pursuant to the previous paragraph and (y) the number of Owned Shares not sold during the Initial Sales Period multiplied by the excess, if any, of $23.48 over the sum of
(1) the aggregate selling price (before commissions and other expenses of sale) for all Eligible Owned Shares sold in arm's length transactions by Mr. Fertig after the Initial Sales Period and on or before the earlier of April 30, 1999 and the Trigger Date plus (2) the average of the closing prices for a share of the Company's Class A Common Stock for the 20 consecutive trading days ending on either April 30, 1999 or the Trigger Date, whichever is earlier, multiplied by the number of Owned Shares not disposed of during the Initial Sales Period or taken into account in clause (1) divided by the number of Owned Shares not disposed of during the Initial Sales Period.

                Mr. Fertig continues to be subject to a confidentiality covenant and to a non-compete covenant, which expires on the earlier of the date that Mr. Fertig ceases to serve as an employee or consultant or August 10, 1999. Under the severance agreement, Mr. Fertig agreed to convert, and has subsequently converted, all of his shares of Class B Common Stock of the Company into shares of Class A Common Stock of the Company.


Compensation Committee Interlocks and Insider Participation

                The members of the Compensation Committee during the fiscal year ended December 31, 1997 were Ronald S. Lauder, Andrew Gaspar, who was Vice President and Secretary of the Company until December 31, 1996, and Robert A. Rayne.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth certain information as of April 27, 1998 with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock and also sets forth certain information with respect to voting power and percentage of ownership as of April 27, 1998, by (i) each shareholder known by the Company to beneficially own more than 5% of any class of the Company's outstanding voting securities, (ii) each director and nominee for director of the Company, (iii) the Chief Executive Officer, the former Chief Executive Officer and each other executive officer and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such person.

                              Beneficial Ownership of             Beneficial Ownership of               Common Stock
                                  Class A Common                      Class B Common              ------------------------
                                     Stock (a)                             Stock                    % of            %
                               ----------------------              -------------------------       Voting         Owner-
Name of Beneficial Owner       Number        Percent                Number           Percent       Power(b)       ship (b)
------------------------       ------        -------                ------           -------       --------       --------
Ronald S. Lauder(1)(12)...    320,000(19)      1.8%              4,940,595(28)          80.0%        62.2%           21.7%
Michel Delloye............         --(20)       --                      --                --          --               --
Leonard M. Fertig(c)......    498,805(21)      2.8                      --                --           *              2.1
Andrew Gaspar(1)(13)(d)...    694,582(22)      3.9                      --                --           *              2.9
Peter R. Goldscheider.....         --           --                      --                --          --               --
Robert A. Rayne...........      5,000(23)        *                      --                --           *                *
Herbert S. Schlosser......     60,500(24)        *                      --                --           *                *
Nicolas G. Trollope(2)....      1,700            *                      --                --           *                *
John A. Schwallie.........     85,000(25)        *                      --                --           *                *
Frederic T. Klinkhammer...      1,000(26)        *                      --                --           *                *
All directors and
  executive officers
  as a group (10 persons).  1,666,587(27)      9.0               4,940,595(28)          80.0         63.3            26.8
Robert R. Grusky..........         --           --                      --                --          --               --
Mercury Asset Management    2,169,950         12.2                      --                --          2.7             9.1
  plc(3)..................
Genesis Asset Managers      1,770,616         10.0                      --                --          2.2             7.4
  Limited(4)..............
Warburg, Pincus             1,742,400          9.8                      --                --          2.2             7.3

  Counsellors, Inc.(5)....
Dresdner Bank AG(6)(14)...  1,505,100          8.5                      --                --          1.9             6.3
RCM Capital Management
  L.L.C.(7)(15)...........  1,505,100          8.5                      --                --          1.9             6.3
The Capital Group           1,227,000          6.9                      --                --          1.5             5.1
  Companies, Inc. (8).....
Pioneering Management         862,450          4.9                      --                --          1.1             3.6
  Corporation (9)
Leonard A. Lauder (10)(16)         --           --               1,368,568              22.2         17.2             5.7
EL/RSLG Media, Inc.(1)(17)         --           --                 646,895              10.5          8.1             2.7
Mark Palmer(11)(18).......         --           --                 400,060               6.5          5.0             1.7

-----------------
  *  Less than 1.0%

(a) Does not include 6,062,328 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock. Includes as shares of Class A Common Stock 688,590 shares of Class B Common Stock beneficially owned by Andrew Gaspar which are currently in the process of being converted. Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock for no additional consideration on a share-for-share basis.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(b) Represents the percentage of total voting power and the percentage ownership of the Class A Common Stock and the Class B Common Stock currently beneficially owned by each identified shareholder and all directors and executive officers as a group. The Class A Common Stock and the Class B Common Stock are the only authorized classes of the Company's capital stock with shares outstanding. Includes as shares of Class A Common Stock and not as shares of Class B Common Stock 688,590 shares of Class B Common Stock beneficially owned by Andrew Gaspar which are currently in the process of being converted into shares of Class A Common Stock.

(c)  Resigning from the Company's Board of Directors effective May 1, 1998.

(d)  Not standing for re-election to the Company's Board of Directors.

(1) The address of each of the shareholders indicated is Suite 4200, 767 Fifth Avenue, New York, New York 10153.

(2) These shares are owned beneficially by the Proverbs Trust of which Mr. Trollope and his wife are co-trustees and beneficiaries.

(3) Information in respect of the beneficial ownership of Mercury Asset Management plc (other than percentage ownership) is based upon a statement on Schedule 13D filed by such person. The address of Mercury Asset Management plc is 33 King William Street, London, EC4R 9AS, England.


(4) Information in respect of the beneficial ownership of Genesis Asset Managers Limited (other than its percentage ownership) is based upon a statement on schedule 13G filed by such person. The address of Genesis Asset Managers Limited is Harbour Court, Les Amballes, St. Peter Port, Guernsey, Channel Islands.

(5) Information in respect of the beneficial ownership of Warburg, Pincus Counsellors, Inc. (other than its percentage ownership) is based upon a statement on Schedule 13G filed by such person. The address of Warburg, Pincus Counsellors, Inc. is 466 Lexington Avenue, New York, New York 10017.

(6) Information in respect of the beneficial ownership of Dresdner Bank AG (other than percentage ownership) is based upon a statement on Schedule 13G filed by such person. The address of Dresdner Bank AG is Jurgen-Ponto-Platz 1, 60301 Frankfurt, Germany. Dresdner Bank AG reported beneficial ownership of 1,505,100 shares, but only to the extent that it is deemed to have beneficial ownership of securities beneficially owned by RCM Capital Management, L.L.C., a wholly-owned subsidiary of Dresdner Bank AG.

(7) Information in respect of the beneficial ownership of RCM Capital Management, L.L.C. (other than percentage ownership) is based upon a statement on Schedule 13G filed jointly by such person, RCM Limited L.P. and RCM General Corporation. The address of each of these shareholders is Four Embarcadero Center, Suite 2900, San Francisco, California 94111.

(8) Information in respect of the beneficial ownership of The Capital Group Companies, Inc. (other than its percentage ownership) is based upon a statement on Schedule 13G filed by such person. The address of The Capital Group Companies, Inc. is 333 South Hope Street, Los Angeles, California 90071. The Capital Group Companies, Inc. disclaims beneficial ownership of all of these shares.

                                            (Footnotes continued on next page)

(Footnotes continued from previous page)

(9) Information in respect of the beneficial ownership of Pioneering Management Corporation (other than its percentage ownership) is based upon a statement on Schedule 13G filed by such person. The address of Pioneering Management Corporation is 60 State Street, Boston, Massachusetts 02109.

(10) Information in respect of the beneficial ownership of Leonard A. Lauder (other than his percentage ownership) is based upon a statement on Schedule 13D filed by such person. The address of Mr. Leonard Lauder is c/o The Estee Lauder Companies Inc., 767 Fifth Avenue, New York, New York 10153.

(11) Information in respect of the beneficial ownership of Mark Palmer (other than his percentage ownership) is based upon information contained in the stock ledger for the Company's Class B Common Stock. The address of Mr.

     Palmer is 4437 Reservoir Road, N.W., Washington, D.C. 20007.

(12) 120,034 of these shares of Class B Common Stock are owned directly by Ronald S. Lauder, 3,385,417 of these shares of Class B Common Stock are owned beneficially by RSL Investments Corporation and 577,788 of these shares of Class B Common Stock are owned beneficially by Duna Investments, Inc., both of which are owned by Mr. Lauder. 210,461 of these shares of Class B Common Stock are held by RAJ Family Partners L.P. and beneficially owned by Mr. Lauder, and 646,895 of these shares of Class B Common Stock are held by EL/RSLG Media, Inc., of which 50% of the common stock outstanding is beneficially owned by the 1995 Estee Lauder RSL Trust and beneficially owned by Mr. Lauder.

(13) 5,992 of these shares are owned directly by Mr. Gaspar and 688,590 of these shares are owned beneficially by Bukfenc Inc., which is wholly-owned by Mr. Gaspar and members of his family.

(14) These shares are also included in the shares reported as being beneficially owned by RCM Capital Management, L.L.C., which is a wholly-owned subsidiary of Dresdner Bank AG.

(15) These shares are also included in the shares reported as being beneficially owned by Dresdner Bank AG, the parent holding company of RCM Capital Management, L.L.C.

(16) 285,239 of these shares of Class B Common Stock are owned directly by Leonard A. Lauder. 646,895 of these shares of Class B Common Stock are held by EL/RSLG Media, Inc., of which 50% of the common stock outstanding is beneficially owned by the 1995 Estee Lauder LAL Trust, of which Leonard A. Lauder is a co-trustee and beneficiary. 436,434 of these shares of Class B Common Stock are held by LWG Family Partners L.P., a partnership whose managing partner is a corporation which is one-third owned by Mr. Lauder.

(17) These shares are also included in the shares reported as being beneficially owned by Ronald S. Lauder and Leonard A. Lauder.

(18) 7,593 of these shares are owned directly by Mr. Palmer and 392,467 of these shares are owned beneficially by Democracy, Inc., which is wholly-owned by Mr. Palmer.

(19) Represents shares of Class A Common Stock underlying warrants which are currently exercisable at exercise prices per share of $16.10 and $30.25 on 250,000 and 70,000 shares of Class A Common Stock, respectively. Does not include 10,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(20) Does not include 225,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

                                            (Footnotes continued on next page)

(Footnotes continued from previous page)


(21) Includes 325,000 shares of Class A Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days at exercise prices per share of $14.00, $19.13, $21.75 and $23.00 on 25,000, 200,000, 50,000 and 50,000 shares of Class A Common Stock, respectively.

(22) Includes 688,590 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock which are currently in the process of being converted. Does not include 10,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(23) Represents shares of Class A Common Stock underlying options which are currently exercisable at an exercise price per share of $21.75. Does not include 15,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(24) Includes 57,500 shares of Class A Common Stock underlying options which are currently exercisable at exercise prices per share of $14.00, $14.63, $24.50 and $21.75 on 10,000, 25,000, 10,000 and 12,500 shares of Class A
     Common Stock, respectively. Does not include 32,500 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(25) Represents shares of Class A Common Stock underlying options which are currently exercisable at exercise prices per share of $14.00, $14.63 and $20.75 on 10,000, 50,000 and 25,000 shares of Class A Common Stock, respectively. Does not include 80,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(26) Does not include 150,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(27) Includes 472,500 shares of Class A Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days and 320,000 shares of Class A Common Stock underlying warrants which are currently exercisable. Does not include 522,500 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(28) Does not include 100,000 shares of Class B Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                In June 1997, CEDC Praha s.r.o ("CEDC Praha"), which owned the facility that Nova TV uses as its main studios and its principal offices (the "Nova Facility"), terminated the capital lease pursuant to which CEDC Praha leased the Nova Facility to CNTS, and entered into an agreement with CNTS pursuant to which (i) CEDC Praha assigned the Nova Facility to CNTS and (ii) CNTS assumed CEDC Praha's obligations under a loan from Ceska Sporitelna Bank ("CS")(the "CS Loan") secured by a mortgage on the Nova Facility. The CS Loan provides for quarterly payments of approximately $480,000, plus interest equal to 3 months PRIBOR plus 1%, to be paid through December 1999. As of December 31, 1997, the outstanding balance under the CS Loan was approximately $3,600,000. Messrs. Lauder, Gaspar and Trollope are Chairman, President and a director, respectively, of the parent company of CEDC Praha, and have an aggregate equity interest in excess of 10% of such parent company.

                R.S. Lauder, Gaspar & Co., LP ("RSLAG") has agreed to perform administrative services for CME Media Enterprises B.V. ("CME BV"), a subsidiary of the Company, pursuant to a services agreement dated as of April 1, 1994 (and subsequently extended) (the "Services Agreement"). Under the Services Agreement, CME BV has agreed to reimburse RSLAG for its costs (including the costs of employees) incurred in providing administrative services to the Company. The costs of such services that may be requested from time to time by the Company pursuant to the Services Agreement are at a rate that could reasonably be expected to be charged by an unaffiliated third party. During the fiscal year ended December 31, 1997, the Company paid $92,800 to RSLAG under the Services Agreement. The Services Agreement was not negotiated on an arm's length basis. The Company believes, however, that the terms of the Services Agreement are at least as favorable to the Company as those it could negotiate with unrelated parties. Mr. Gaspar is the president of the corporate general partner of RSLAG, and Mr. Lauder is a limited partner, but holds a majority of the economic interests in RSLAG.

                Mr. Gaspar, currently a director of the Company, has a services agreement with the Company which expires in October 1998. Pursuant to the agreement, the Company pays $125,000 per year to a corporation owned by Mr. Gaspar and members of his family for services performed by him outside of the United States. Under the agreement, the Company acknowledges that Mr. Gaspar will devote at least a majority of his business time to activities unrelated to the business and affairs of the Company. The agreement contains prohibitions on the disclosure of confidential information and a non-compete covenant which has a term of two years after its termination. The Company does not intend to renew this agreement.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.


                            By:      /s/ John A. Schwallie
                                -------------------------------
                                John A. Schwallie, Vice President - Finance and Chief Financial Officer

                                April 29, 1998

                                EXHIBIT INDEX

Exhibit
Number                Description
--------              -----------
23.01   --            Consent of Arthur Andersen & Co.
99.01   --            Consent of Robert R. Grusky.