Form 10-Q
period 1998-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1998-05-15
CIK 925645

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                              Yes   X     No     .
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding as of May 8, 1998
         -----                                  -----------------------------

         Class A Common Stock, par value $.01            17,226,098
         Class B Common Stock, par value $.01             6,888,387

                                    PART 1

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                       Consolidated Balance Sheets as at
                     March 31, 1998 and December 31, 1997
                                    ($000s)

                                                      ASSETS
                                                      ------


                                                                                                                   December 31,
                                                                                              March 31, 1998           1997
                                                                                             ----------------    ----------------
                                                                                               (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ................................................................   $         61,926    $        106,188
Investments in marketable securities .....................................................                 70                  69
Restricted cash ..........................................................................              1,292                 800
Accounts receivable (net of allowances of $4,196, $3,698) ................................             35,583              41,985
Program rights costs .....................................................................             27,510              30,220
Value-added tax recoverable ..............................................................              7,372               5,229
Amount due from unconsolidated affiliates ................................................              8,836               6,696
Advances to affiliates ...................................................................              7,750               7,979
Other short-term assets ..................................................................              2,903               3,273
Prepaid expenses .........................................................................             13,319               7,018
                                                                                             ----------------    ----------------
Total current assets .....................................................................            166,561             209,457

Investments in unconsolidated affiliates .................................................             56,187              58,552
Investments ..............................................................................             23,021              22,951
Loans to affiliates ......................................................................             32,424              31,927
Property, plant & equipment (net of depreciation of $36,636, $31,517) ....................             68,154              68,090
Program rights costs .....................................................................             15,296              12,851
Broadcast licence costs and other intangibles (net of amortization of $2,698, $2,381) ...               2,875               2,752
Licence acquisition costs (net of amortization of $2,109, $1,901) ........................              3,248               3,456
Goodwill .................................................................................             63,905              65,910
Organization costs (net of amortization of $1,308, $1,222) ...............................                472                 541
Deferred taxes ...........................................................................                764                 746
Other assets .............................................................................             20,249              14,334
                                                                                             ================    ================
Total assets .............................................................................   $        453,156    $        491,567
                                                                                             ================    ================


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------
CURRENT LIABILITIES:
Accounts payable .........................................................................   $         34,288    $         30,929
Accrued liabilities ......................................................................             19,610              22,929
Duties and other taxes payable ...........................................................             11,137              10,989
Income taxes payable .....................................................................              1,324               2,308
Current portion of obligations under capital lease .......................................                 75                  88
Current portion of credit facilities .....................................................              9,090              11,722
Dividends payable ........................................................................               --                   996
Investments payable ......................................................................             10,310              16,714
Advances from affiliates .................................................................             27,564              25,508
                                                                                             ----------------    ----------------
            Total current liabilities ....................................................            113,398             122,183

Deferred income taxes ....................................................................                747                 916
Long-term portion of obligations under capital leases ....................................                 17                  27
Long-term portion of credit facilities ...................................................             22,694              24,177
Investments payable ......................................................................              5,188               7,875
$100,000,000 9 3/8 % Senior Notes due 2004 (net of discount of $141, $147) ...............             99,859              99,853
DM 140,000,000 8 1/8 % Senior Notes due 2004 (net of discount of $333, $347) .............             75,457              77,513
Other liabilities ........................................................................                241                 199
Minority interest in consolidated subsidiaries ...........................................                541               1,241

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
Preferred Stock, $0.01 par value; authorized; 5,000,000 shares;
   issued and outstanding: none ..........................................................               --                  --
Class A Common Stock, $0.01 par value: authorized:  100,000,000 shares at March 31, 1998 and 100,000,000 at December 31, 1997; issued and outstanding; 17,022,819 at
   March 31, 1998 and 16,934,894 at December 31, 1997 ....................................                170                 169
Class B Common Stock, $0.01 par value: authorized:  15,000,000 shares at March 31, 1998 and December 31, 1997; issued and outstanding; 7,057,083  at March 31, 1998 and
   7,064,475 at December 31, 1997 ........................................................                 71                  71
Additional paid-in capital ...............................................................            333,199             332,386
Accumulated deficit ......................................................................           (188,134)           (163,096)
Cumulative currency translation adjustment ...............................................            (10,292)            (11,947)
                                                                                             ----------------    ----------------

Total shareholders' equity ...............................................................            135,014             157,583
                                                                                             ----------------    ----------------

Total liabilities and shareholders' equity ...............................................   $        453,156    $        491,567
                                                                                             ================    ================

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($000s, except per share data)
                                  (Unaudited)

                                                                      For the three months
                                                                         ended March 31,
                                                                      --------------------
                                                                        1998       1997
                                                                      --------    --------

Gross revenues ....................................................   $ 48,262    $ 37,480
Discounts and agency commissions ..................................    (10,253)     (8,315)
                                                                      --------    --------
Net revenues ......................................................     38,009      29,165

STATION EXPENSES:
Other operating costs and expenses ................................     25,479      13,546
  Amortization of programming rights ..............................     14,953       5,286
  Depreciation of station fixed assets and other intangibles ......      5,057       3,650
                                                                      --------    --------
  Total station operating costs and expenses ......................     45,489      22,482
  Selling, general and administrative expenses ....................      8,240       4,329

CORPORATE EXPENSES:
  Corporate operating costs and development expenses ..............      7,190       4,575
  Amortization of goodwill and allowance for development costs ....      2,529       1,997
                                                                      --------    --------
                                                                         9,719       6,572

Operating loss ....................................................    (25,439)     (4,218)
Equity in loss of unconsolidated affiliates (Note 3) ..............     (1,027)     (6,769)
Loss on impairment of investments in unconsolidated
affiliates (Note 3) ...............................................         --     (20,707)
Interest and other income .........................................      1,612       2,100
Interest expense ..................................................     (5,737)     (2,174)
Foreign currency exchange gain (loss) .............................        139      (2,071)
                                                                      --------    --------

Loss before provision for income taxes ............................    (30,452)    (33,839)
Provision for income taxes ........................................     (2,107)     (1,911)
                                                                      --------    --------


Loss before minority interest .....................................    (32,559)    (35,750)
Minority interest in loss of consolidated affiliates ..............      7,521         762
                                                                      --------    --------


Net Loss ..........................................................   $(25,038)   $(34,988)
                                                                      ========    ========

PER SHARE DATA:
Net loss per share (Note 2):
  Basic ...........................................................   $  (1.04)   $  (1.47)
  Diluted .........................................................   $  (1.04)   $  (1.47)

Weighted average number of common shares outstanding (000s):
  Basic ...........................................................     24,001      23,857
  Diluted .........................................................     24,001      23,857

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

          Consolidated Statements of Shareholders' Equity / (Deficit)
                   For the three months ended March 31, 1998
                                    ($000s)
                                  (Unaudited)


                                           Comprehensive     Class A     Class B
                                              Income         Common      Common      Capital
                                              (loss)          Stock       Stock      Surplus
                                           -------------    ---------   ---------   ---------

BALANCE, December 31, 1997 .............                    $     169   $      71   $ 332,386

Comprehensive income: (Note 2)
   Net loss ............................   $     (25,038)
   Other comprehensive income:
      Unrealized translation adjustments   $       1,655                                   --
                                           -------------
   Comprehensive income ................   $     (23,383)
                                           =============

Stock issued:
   Stock option plans ..................                    $       1          --   $     813

                                                            ---------   ---------   ---------
BALANCE, March 31, 1998 ................                    $     170   $      71   $ 333,199
                                                            =========   =========   =========

                                                          Accumulated
                                                             Other             Total
                                           Accumulated    comprehensive    Shareholders'
                                            Deficit(1)      income(2)          equity
                                           -----------    -------------    -------------
BALANCE, December 31, 1997 .............   $  (163,096)   $     (11,947)   $     157,583

Comprehensive income: (Note 2)
   Net loss ............................   $   (25,038)                    $     (25,038)
   Other comprehensive income:
      Unrealized translation adjustments                  $       1,655    $       1,655

   Comprehensive income ................

Stock issued:
   Stock option plans ..................                                   $         814

                                           -----------    -------------    -------------
BALANCE, March 31, 1998 ................   $  (188,134)   $     (10,292)   $     135,014
                                           ===========    =============    =============

----------
(1)  Of the accumulated deficit of $188,134,000 at March 31, 1998, $84,376,000 represents accumulated losses in unconsolidated affiliates.
(2)  Represents foreign currency translation adjustments.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                     Consolidated Statements of Cash Flows
              For the three months ended March 31, 1998 and 1997
                                    ($000s)
                                  (Unaudited)


                                                                                    For the three months ended
                                                                                             March 31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................   $     (25,038)   $     (34,988)
Adjustments to reconcile net loss to net cash used in operating activities:
  Equity in loss of unconsolidated affiliates ..................................           1,027            6,769
  Loss on impairment of investments in unconsolidated affiliates ...............              --           20,707
  Depreciation and amortization (excluding amortization of barter programs) ....          22,837           10,789
  Minority interest in loss of consolidated affiliates .........................          (7,521)            (762)
  Valuation allowance for development costs ....................................              --              120
Changes in assets and liabilities:
  Accounts receivable ..........................................................           7,089            4,711
  Related party receivable .....................................................          (1,021)              --
  Program rights paid ..........................................................         (13,780)          (5,313)
  Value-added tax recoverable ..................................................          (2,049)             (43)
  Advances to affiliates .......................................................             907              183
  Prepaid expenses and other short-term assets .................................          (3,126)            (981)
  Accounts payable .............................................................            (148)          (2,921)
  Accrued liabilities ..........................................................          (3,423)          (3,233)
  Income and other taxes payable ...............................................              26            2,302
                                                                                   -------------    -------------
      Net cash used in operating activities ....................................         (24,220)          (2,660)
                                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Unconsolidated Affiliates .....................................          (1,153)          (8,215)
  Other investments ............................................................            (582)              --
  Investments in marketable securities .........................................              --               38
  Restricted cash ..............................................................            (492)             951
  Acquisition of fixed assets ..................................................          (3,350)          (2,667)
  Acquisition of minority shareholder's interest ...............................          (7,878)             (74)
  Loans and advances to affiliates .............................................            (427)          (2,114)
  Payments for broadcast license costs, other assets and intangibles ...........            (361)              --
  Development costs ............................................................              --             (634)
                                                                                   -------------    -------------
      Net cash used in investing activities ....................................         (14,243)         (12,715)
                                                                                   -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities ............................................................          (4,833)          (2,689)
  Payments under capital leases ................................................              --             (477)
  Dividends paid to minority shareholders ......................................          (1,117)              --
  Capital contributed by shareholders ..........................................             814              157
  Other long-term liabilities ..................................................            (905)              --
                                                                                   -------------    -------------
      Net cash provided by financing activities ................................          (6,041)          (3,009)
                                                                                   -------------    -------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH ...................................             242             (570)
                                                                                   -------------    -------------
  Net increase (decrease) in cash and cash equivalents .........................         (44,262)         (18,954)
CASH AND CASH EQUIVALENTS, beginning of period .................................         106,188           78,507
                                                                                   =============    =============
CASH AND CASH EQUIVALENTS, end of period .......................................   $      61,926    $      59,553
                                                                                   =============    =============

Supplemental information:
  Cash paid for interest .......................................................   $       9,058    $       2,132
                                                                                   =============    =============

  Income taxes .................................................................   $       3,279    $       3,979
                                                                                   =============    =============

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                  Notes to Consolidated Financial Statements
                                March 31, 1998

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

         In the Czech Republic, the Company is entitled to 99% of the total profits of and has 97% of the voting power in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), which operates Nova TV, a private national television station in the Czech Republic. In August 1996, when the Company increased its economic interest in CNTS through the acquisition of a 22% economic interest in CNTS from Ceska Sporitelna Bank ("CS Bank") (the "Additional CNTS Purchase"), CS Bank granted the Company an option to acquire CS Bank's remaining 2% voting interest for no additional consideration. On December 9, 1997, the Company exercised its option and upon completion of registration pursuant to Czech law of the 2% voting interest, the Company will have 99% of the voting power in CNTS. CET 21 has a 1% equity interest in CNTS. In March 1997, the Company acquired a 5.2% interest in CNTS (the "1997 CNTS Purchase") and in August 1997, the Company acquired an additional 5.8% interest in CNTS (the "Second 1997 CNTS Purchase").

         The Company owns a 76% ownership interest in Radio Alfa a.s. ("Radio Alfa"), one of two private national radio broadcasters in the Czech Republic.

         In Romania, the Company and two local partners, Adrian Sarbu and Ion Tiriac, operate PRO TV, a commercial television network, through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% equity interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. PRO TV, SRL holds many of the licenses for the stations comprising the PRO TV network. The Company owns a 96% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom, which holds one of the two GSM cellular telephone licenses in Romania. Mr. Sarbu owns the remaining 4% of Unimedia.

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

         Also in Slovenia, in July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal
A. Scandinavian Broadcasting System S.A. claims to have rights to such equity interest. The Company instituted actions in Slovenian courts requesting resolution of the dispute. See Part II, Item 1 "Legal Proceedings".

         In the Slovak Republic, the Company owns an 80% non-controlling economic interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS") which launched Markiza TV as a national television station on August 31, 1996.

         In Hungary, the Company owns an 89% (increased from 71% in April 1998 for a purchase price of $700,000) equity interest in Budapesti Kommunikacios Rt. ("TV3"), a television station operating in Budapest and distributing its signal by satellite to cable systems throughout Hungary. The Company wholly owns Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and duplication company acquired in May 1996 and owns 24.9% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ("2002 Kft"), a broadcasting company.

         In Germany, as of December 31, 1997, the Company terminated its ownership interests in regional television operations in Nuremberg ("FFF") and Dresden and Leipzig ("SFF"). Prior to these transactions, the Company owned non-controlling voting interests in those entities. On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV Beteiligungsgessellschaft GmbH & Co. Betriebs KG ("1A TV"), which operated PULS, a regional television station operating in the Berlin - Brandenburg area. On May 27, 1997, 1A TV initiated a bankruptcy proceeding in the Bankruptcy Court of Berlin-Charlottenberg, which is pending.

         In Poland, the Company owns a 50% direct interest in Federacja Sp.zo.o. ("Federation"). The Company owns an additional 5% indirect interest in Federation through its 10% equity interest in ITI Media Group N.V., which owns the remainder of Federation. Such 10% equity interest is subject to put and call options between the Company and ITI, which options are exerciseable from August 2000 until August 2003. TVN Sp.zo.o., owned 67% by ITI and 33% by the Company, holds broadcast licenses for northern Poland and the cities of Warsaw and Lodz., and in addition, a private regional television station in southern Poland. Federation provides programming and advertising services to TVN Sp.zo.o. In December 1997, TVN Sp.zo.o. acquired 22% of Polskie Media S.A., a private regional television station operating under the name "Nasza TV" in central Poland. The remaining shareholders of Polskie Media S.A. have instituted legal proceedings challenging TVN Sp.zo.o.'s acquisition. See Part II, Item 1 "Legal Proceedings".

         Also in Poland, the Company owns an indirect 12% interest in Endemol-Neovision Sp.zo.o., a television program production company.

         In Ukraine, the Company owns a 50% non-controlling interest in a group of companies (collectively, the "Studio 1+1 Group"), which have the right to broadcast programming and sell advertising on Ukrainian National Channel 2 ("UT-2") through 2006.

2.       Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of CNTS (which operates Nova TV), PRO TV, POP TV, Federation, TV3 and Radio Alfa (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable (Note 1). The results of Markiza TV, the Studio 1+1 Group, TVN Sp.zo.o. and, for the first quarter of 1997 only, FFF, SFF and 1A TV (the "Unconsolidated Affiliates"), in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying Consolidated Financial Statements using the equity method. 1A TV initiated a bankruptcy proceeding in May 1997 and the Company terminated its ownership interests in FFF and SFF as of December 31, 1997. The Company records other investments at the lower of cost or market value.

Net Loss Per Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. Diluted EPS is the same as Basic EPS, as the inclusion of the impact of stock options, warrants and convertible securities then outstanding would be anti-dilutive. Accordingly, no reconciliation of those amounts has been presented herein.

Comprehensive Income (Loss)

         In 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income" ( "SFAS No. 130" ), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income (loss) and foreign currency translation adjustments, in the accompanying Consolidated Statement of Shareholders' Equity.

Reclassifications

         Certain reclassifications have been made to prior period amounts to conform to current period classifications.

3.       Summary Financial Information for Unconsolidated Affiliates.


                                                                       As of
                                  ------------------------------------------------------------------------------
                                               March 31, 1998                        December 31, 1997
                                  ------------------------------------------------------------------------------
             $000s                      TVN                      Studio        TVN                     Studio
             -----                    Sp.zo.o.    Markiza TV    1+1 Group    Sp.zo.o.    Markiza TV    1+1 Group
                                  ------------------------------------------------------------------------------

Current assets...............           29,271       17,986        5,147       27,106       18,385        7,744
Non-current assets...........           47,073       26,550       12,208       49,608       25,900       21,542
Current liabilities..........          (23,315)     (13,157)      (6,470)     (21,884)     (13,328)      (5,976)
Non-current liabilities......          (42,724)      (1,353)     (10,381)     (41,812)        (998)      (6,000)
                                  ------------------------------------------------------------------------------
Net assets...................           10,305       28,930          504       13,018       29,959       17,310
                                  ==============================================================================

                                                                   For the three months ended,
                         ----------------------------------------------------------------------------------------------
                                       March 31, 1998                               March 31, 1997
                         ----------------------------------------------------------------------------------------------
         $000s                TVN        Markiza        Studio         TVN       Markiza    Studio 1+1
         -----              Sp.zo.o.       TV         1+1 Group      Sp.zo.o.      TV          Group      1A TV   FFF
                         ----------------------------------------------------------------------------------------------
Net revenues............        330        7,772        6,622            279      5,628         3,086      611   1,161
Operating (loss) income.     (1,413)        (337)         265         (1,555)    (1,152)       (1,481)  (3,596)   (808)
Net profit (loss).......     (1,892)         303          199         (1,847)    (1,721)       (1,481)  (3,611)   (915)

     The Company's share of losses in Unconsolidated Affiliates for the three months ended March 31, 1998 (including goodwill amortization for Markiza TV and the Studio 1+1 Group) was $1,027,000, including a profit of $350,000 in

Markiza TV, a loss of $1,106,000 in the Company's unconsolidated Poland operations and a loss of $271,000 in the Studio 1+1 Group. On May 13, 1997, the Company announced its decision to discontinue funding of 1A TV and the Company terminated its ownership interests in FFF and SFF as of December 31, 1997. As a result, the Company has eliminated the carrying value of these investments as of the year-end 1997.

4.       Commitments and Contingencies

Stock price protections

         Pursuant to the terms of a severance agreement, dated as of March 25, 1998, with CME's former President and Chief Executive Officer Leonard M. Fertig, the Company has agreed to certain stock price protection provisions with respect to Mr. Fertig's CME Class A Common Stock. If the average per share selling price (before deductions for commissions and other expenses of sale) for all shares of CME Class A Common Stock sold by Mr. Fertig prior to August 1998 is less than $27.625 per share, then the Company will pay Mr. Fertig per share sold, up to 50,000 shares, an amount equal to the difference between $27.625 and the higher of (a) $20 and (b) the average selling price (before deduction for commissions and other expenses for sale) for shares sold. The Company's maximum exposure pursuant to these stock price protection provisions is $600,000. Any amounts paid to Mr. Fertig pursuant to such stock price protection provisions will be recognized and accrued as an expense by the Company based on changes in the price of the CME's Class A Common Stock during the periods covered by the agreement. The severance agreement is filed as
Exhibit 10.3 to this Form 10-Q for the quarterly period ended March 31, 1998.

Subsidiary guarantee

         Beginning in 1993, 1A TV received investment grants in an aggregate amount of DM8,544,000 ($4,618,000) from a German public bank, to partially finance the development of the station. The grants were guaranteed by a wholly-owned German subsidiary of the Company. The grants were repayable if 1A TV did not fulfill certain conditions, including maintaining specified levels of employment for a five year period. As a result of the bankruptcy proceedings initiated by 1A TV, the German public bank has demanded repayment of the investment grants from 1A TV and the guarantor, plus interest at the rate of 6.0% per annum. In January 1998, the Company filed an appeal of the demand for repayment with the German public bank, which is pending. Management believes that the Company's exposure is limited to a nominal settlement amount or the value of its German assets, the value of which have been fully reserved in the Consolidated Financial Statements of the Company.

5.        Subsequent Events

          Since March 31, 1998, 36,983 stock options for Class A Common Stock were exercised at prices of $0.20 to $21.75.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Central European Media Enterprises Ltd. ("CME") is a Bermuda corporation. All references to the "Company" include CME, its direct and indirect Subsidiaries, and all references to "Subsidiaries" include each corporation or partnership in which CME has a direct or indirect equity or voting interest.

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Czech Republic, Slovakia, Slovenia and Ukraine had the leading nationwide audience shares for March 1998 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for March 1998. In October 1997, the Company launched television broadcast operations in Poland and Hungary.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company also engages in certain barter transactions in which its broadcast operations exchange unsold commercial advertising time for goods and services. The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in operating broadcast stations are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. Certain of the Company's operations do not require the direct incurrence of broadcast transmission expenses. The Company has incurred and might in the future incur significant development expenses, including funding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses.

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

Selected Combined and Attributable Financial Information

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three months ended March 31, 1998 and 1997 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of certain entities (Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o.) not consolidated in the Consolidated Financial Statements are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of March 31, 1998. Both tables separate the results of the new stations, TVN and TV3, from the results of the "Continuing Stations".

         The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. Intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure. The Company's former operations in Germany are not included in this analysis.

         In the Consolidated Financial Statements, consolidated entities include CNTS, PRO TV, POP TV, Federation, TV3, Radio Alfa and Videovox, and entities reported using the equity method of accounting include Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o. Under the equity method of accounting, the Company's interest in net earnings or losses of Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o. is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The following supplementary unaudited combined and attributable information includes certain financial information of Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o on a line-by-line basis, similar to that of the Company's consolidated entities, CNTS, PRO TV, POP TV, Federation, TV3, Radio Alfa and Videovox.

         Of the Continuing Stations, CNTS, which operates Nova TV, began operations in February 1994. PRO TV and POP TV began operations in December 1995, Markiza TV began operations in August 1996 and the Studio 1+1 Group began to generate significant revenues during the second quarter of 1997. Other operations consist of Videovox, a Hungarian dubbing studio and duplication facility acquired by the Company in May 1996 and wholly-owned since May 1997, and Radio Alfa, a national radio station in the Czech Republic, a controlling interest of which was acquired in December 1996. Both new stations, TVN and TV3, began operations in October 1997.

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

                  SELECTED COMBINED FINANCIAL INFORMATION (1)
                                  (unaudited)
                                    ($000s)

                                                                    Three Months Ended March 31,
                                    ------------------------------------------------------------------------------------------
                                            Net Revenue                      EBITDA                  Broadcast Cash Flow
                                    ------------------------------------------------------------------------------------------
                                        1998           1997           1998           1997           1998           1997
                                        ----           ----           ----           ----           ----           ----
     CNTS..........................     20,080        20,665           8,141          8,263          6,828          7,181
     PRO TV........................      7,756         4,947          (2,461)        (1,032)        (2,289)          (319)
     Markiza TV....................      7,772         5,628             729           (128)          (392)        (1,095)
     POP TV........................      3,684         2,671          (1,516)        (1,046)        (1,140)          (704)
     Studio 1+1 Group..............      6,622         3,086             507         (1,275)          (272)        (1,244)
                                    -------------- -------------  -------------- -------------- -------------- --------------
Total Continuing Stations..........     45,914        36,997           5,400          4,782          2,735          3,819

     TVN Sp.zo.o. / Federation....       4,668            --         (12,248)            --         (7,549)            --
     TV3..........................       1,075            --          (2,529)            --         (4,203)            --
                                    -------------- -------------  -------------- -------------- -------------- --------------
Total New Stations................       5,743            --         (14,777)            --        (11,752)            --

     Other Operations (2).........       1,165           882              66           (183)            66           (183)
                                    ============== =============  ============== ============== ============== ==============
Total combined operations.........      52,822        37,879          (9,311)         4,599        (8,951)          3,636
                                    ============== =============  ============== ============== ============== ==============


                SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                  (unaudited)
                                    ($000s)

                                                          Three months Ended March 31,
                                           ----------------------------------------------------------------------------------------
                              Economic
                             Interest (3)         Net Revenue                       EBITDA                  Broadcast Cash Flow
                                           ---------------------------    ---------------------------    --------------------------
                                              1998           1997            1998          1997            1998           1997
                                              ----           ----            ----          ----            ----           ----
     CNTS...................    99%          19,879         20,458           8,060         8,180           6,760          7,109
     PRO TV.................    66%           5,119          3,265          (1,624)         (681)         (1,511)          (211)
     Markiza TV.............    80%           6,218          4,502             583          (102)           (314)          (876)
     POP TV.................  85.3%           3,142          2,278          (1,293)         (892)           (972)          (601)
     Studio 1+1 Group.......    50%           3,311          1,543             254          (638)           (136)          (622)
                                          -------------  -------------   ------------- -------------   -------------  -------------
Total Continuing Stations...                 37,669         32,046           5,980         5,867           3,827          4,799

     TVN Sp.zo.o./Federation    50%           2,334             --          (6,124)           --          (3,776)            --
     TV3....................    89%             957             --          (2,251)           --          (3,741)            --
                                          -------------  -------------   ------------- -------------   -------------  -------------
Total New Stations..........                  3,291             --          (8,375)           --          (7,517)            --

     Other operations (2)                     1,165            882              66          (183)             66           (183)
                                          =============  =============   ============= =============   =============  =============
Total attributable operations                42,125         32,928          (2,329)        5,684          (3,624)         4,616
                                          =============  =============   ============= =============   =============  =============

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) Other operations include Radio Alfa and Videovox.

(3) Economic interest as of March 31, 1998. For comparison between the three months ended March 31, 1998 and the same period in 1997, all results in this table are pro forma as if such percentages had also been in place during the three months ended March 31, 1997

EBITDA

         The total combined EBITDA for the Continuing Stations increased by $618,000 from $4,782,000 for the first quarter of 1997 to $5,400,000 for the first quarter of 1998. The increase was attributable to improvements in EBITDA at Markiza TV and the Studio 1+1 Group, offset in part by a higher negative EBITDA at PRO TV and POP TV and to a decrease in CNTS's EBITDA due to the devaluation of the Czech koruna.

         The Studio 1+1 Group recorded EBITDA of $507,000 for the first quarter of 1998 compared to negative EBITDA of $1,275,000 for the first quarter of 1997. Net revenues more than doubled due to higher advertising rates which were achieved, in part, because of an increase in Studio 1+1's audience share. Studio 1+1 began operating as a CME station in January 1997 and, as a result, the first quarter 1997 results did not reflect full production and staff levels.

         Markiza TV recorded EBITDA of $729,000 for the first quarter of 1998, compared to negative $128,000 in the first quarter of 1997. Net revenues increased by $2,144,000, or 38%, reflecting Markiza TV's market leadership in both ratings and advertising sales revenues. An increase in total operating expenses of 22% is the result of increased production costs incurred to meet relatively high original production requirements in the Slovak Republic. In addition, Markiza TV commenced broadcasting in August 1996 and its financial results for the first quarter of 1997 reflect its early phase of development.

         PRO TV's EBITDA decreased by $1,429,000 to negative $2,461,000 for the first quarter of 1998. Although net revenues increased by $2,809,000, or 57%, this increase was offset by increases in station expenses. Growth in net revenues is a result of PRO TV's increased audience share and the growth of the overall television advertising market in Romania. Increased demand for locally produced programming resulted in higher production costs as PRO TV's introduction of successful game shows and other entertainment formats continued in the first quarter of 1998. Increased selling, general and administrative expenses were the result of administrative and marketing expenses related to the addition in February 1998 of the new second channel, Acasa TV, expansion of network affiliates, and diversification into the production and post-production businesses. In addition, programming rights amortization increased as a result of increased competition, which has caused the price of acquired programming to approximately double over the past year.

         POP TV's EBITDA decreased by $470,000 to negative $1,516,000 for the first quarter of 1998. An increase in net revenues of $1,013,000, or 38%, was offset by increases in station expenses. Growth in net revenues is a result of POP TV's increased audience share and the growth of the overall television advertising market in Slovenia. Amortization of programming rights increased as a result of higher prices for acquired programming in Slovenia and the addition of the second channel, Gajba TV. Increased audience demand for locally produced programming resulted in higher production costs. In addition, POP TV's expenses increased due to technical expansion and the addition of marketing costs related to the new second channel, Gajba TV, which was launched in October 1997.

         CNTS's EBITDA decreased by $122,000, or 2%, to $8,141,000 for the first quarter of 1998 primarily as a result of the devaluation of the Czech koruna against the United States dollar. The koruna devaluation was particularly large in the second and third quarters of 1997. CNTS's EBITDA in local currency increased 19% primarily due to a 17% increase in spot advertising sales, offset in part by a 16% increase in costs. Cost increases were mainly attributable to higher salary and production costs as a result of increased local production in response to audience demand. CNTS's United
States dollar EBITDA was approximately $1,690,000 lower than it would have been if the Czech koruna had maintained its value against the United States dollar since the first quarter of 1997.

         The new television operations, TVN in Poland and TV3 in Hungary, which commenced broadcasting in October 1997, recorded negative EBITDA of $12,248,000 and $2,529,000, respectively, for the first quarter of 1998 primarily as a result of these operations being in an early phase of development.

         Total combined EBITDA decreased by $13,910,000 from $4,599,000 for the first quarter of 1997 to negative $9,311,000 for the first quarter of 1998. As described above, this decrease was primarily due to negative EBITDA at the Company's new operations in Poland and Hungary, as well as EBITDA decreases at PRO TV, POP TV and CNTS. These decreases were partially offset by increases in EBITDA at the Studio 1+1 Group and Markiza TV.

Broadcast Cash Flow

         Total combined broadcast cash flow from Continuing Stations decreased by $1,084,000 from $3,819,000 for the first quarter 1997 to $2,735,000 for the first quarter of 1998. Broadcast cash flow was negatively impacted by significantly higher programming payments at PRO TV and POP TV for the first quarter of 1998 compared to the same period in 1997. CNTS's broadcast cash flow decreased by $353,000, or 5%, due to the devaluation of the Czech koruna against the United States dollar. This decrease was partly offset by improved broadcast cash flow at Markiza TV and the Studio 1+1 Group.

         Total combined broadcast cash flow decreased by $12,587,000 from $3,636,000 for the first quarter of 1997 to negative $8,951,000 for the first quarter of 1998. The decrease was primarily due to negative broadcast cash flow from the new television operations in Poland and Hungary, which together recorded combined negative broadcast cash flow of $11,752,000.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with GAAP. The Company's consolidated operating statements include the results of wholly-owned subsidiaries and the results of CNTS, which operates Nova TV, PRO TV, POP TV, Federation, TV3, Videovox (wholly-owned since May 1997) and Radio Alfa, and separately set forth the minority interests attributable to other owners of such companies . The results of Markiza TV, the Studio 1+1 Group, TVN Sp.zo.o., FFF, SFF and 1A TV are accounted for using the equity method, which reflects the

Company's share of the net income or losses in those operations. 1A TV initiated a bankruptcy proceeding in May 1997. The Company terminated its ownership interests in FFF and SFF as of December 31, 1997. The Company records other investments at the lower of cost or market value.

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

         The exchange rates at the end of and for the periods indicated are shown in the table below.


                                                  Balance Sheet                      Income Statement
                                       ------------------------------------- ---------------------------------
                                                                               Average for the three months
                                       At March 31,  At December                      ending March 31,
                                           1998       31, 1997    % Change      1998       1997     % Change
                                           ----       --------    --------      ----       ----     --------
Czech koruna equivalent of $1.00            33.68        34.64       2.8        34.43      28.51     (20.8)
German mark equivalent of $1.00              1.85         1.80      (2.7)        1.82       1.66      (9.5)
Hungarian forint equivalent of $1.00          214          204      (4.9)         209        169     (23.7)
Polish zloty equivalent of $1.00             3.45         3.52       2.0         3.51       2.98     (17.8)
Romanian lei equivalent of $1.00            8,478        8,023      (5.7)       8,222      6,196     (32.7)
Slovak koruna equivalent of $1.00           35.06        34.78      (0.8)       35.13      32.78      (7.2)
Slovenian tolar equivalent of $1.00        172.67       169.18      (2.1)      171.94     152.12     (13.0)
Ukrainian hryvna equivalent of $1.00         2.04         1.90      (7.3)        1.97       1.86      (6.0)

         The Company's results of operations and financial position during the first quarter of 1998 were impacted by changes in foreign currency exchange rates since December 31, 1997.

         In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged. At March 31, 1998, there were eight forward exchange contracts outstanding for the purchase, in aggregate, of $4,500,000 by CNTS and the sale of Czech korunas. These contacts mature by August 1998. A foreign exchange loss of Kc 5,439,000 ($161,000) resulting from the revaluation of these contracts at the quarter end exchange rate was recorded in 1998 and is reflected in the accompanying Consolidated Financial Statements. No material exposure exists at March 31, 1998 as a result of these contracts.

Results of Operations

Quarter ended March 31, 1998 compared to Quarter ended March 31,1997

         The Company's net revenues increased by $8,844,000, or 30%, to $38,009,000 for the first quarter of 1998 from $29,165,000 for the first quarter of 1997. The increase is attributable to the addition of revenues generated by the Company's new operations in Poland and Hungary, as well as increased revenues at PRO TV and POP TV. This increase was offset by a $585,000 decrease in CNTS's revenues due to the devaluation of the Czech koruna against the United States dollar.

         Federation and TV3, which were not included in the Company's 1997 first quarter results, recorded net revenues of $4,249,000 and $1,075,000, respectively, for the first quarter of 1998.


         PRO TV's net revenues increased by 2,809,000, or 57%, to $7,756,000 and POP TV's net revenues increased by $1,013,000, or 38%, to $3,684,000. PRO TV's and POP TV's net revenues improved due to the growth in their respective television advertising markets and to increases in PRO TV's and POP TV's audience shares.

         CNTS's net revenues decreased by $585,000, or 3%, to $20,080,000 for the first quarter of 1998 from $20,665,000 for the first quarter of 1997. The decrease in CNTS's United States dollar net revenues is due to the 21% devaluation of the Czech koruna against the United States dollar from the first quarter of 1997 to the first quarter of 1998. Measured in local currency, CNTS's net revenues increased by Kc 102,195,000, or 17%. CNTS's United States dollar net revenues were approximately $3,585,000 lower than they would have been if the Czech koruna had maintained its value against the United States dollar since the first quarter 1997.

         Total station operating costs and expenses increased by $23,007,000, to $45,489,000 for the first quarter of 1998 from $22,482,000 for the first quarter of 1997. The increase in total station operating costs and expenses is primarily attributable to the addition of station operating costs and expenses (including amortization of program rights), of Federation and TV3 of $16,855,000 and $2,955,000, respectively. The increase is also attributable to increases in operating costs and expenses at PRO TV of $3,155,000 to $8,274,000 for the first quarter of 1998. PRO TV's operating costs and expenses rose primarily as a result of increased expenses related to local production in response to increasing audience demand for local programming and, to a lesser extent, as a result of increased programming amortization costs, which reflect increased prices of acquired programming and the launch of the second channel Acasa TV.

         Station selling, general and administrative expenses increased by $3,911,000 to $8,240,000 for first quarter of 1998 from $4,329,000 for the first quarter of 1997. The increase in station selling, general and administrative expenses is partly attributable to the addition of Federation's and TV3's selling, general and administrative expenses of $1,232,000 and $783,000, respectively. This increase was also attributable to an increase at PRO TV of $1,726,000 as a result of administrative and marketing expenses related to the addition of Acasa TV, expansion of network affiliates and diversification into the production and post production businesses. To a lesser extent, the increase in station selling, general and administrative expenses was attributable to an increase at POP TV of $604,000 to $1,326,000 for the first quarter of 1998 primarily as a result of higher marketing costs in a response to stronger competition and promotion of the new second channel, Gajba TV.

         Corporate operating costs and development expenses for the first quarter of 1998 and 1997 were $7,190,000 and $4,575,000, respectively, an increase of $2,615,000. The increase was attributable to expansion of operations in Poland and Hungary, costs of a back-up satellite for certain of the Company's stations and costs related to the Company's exit from Germany.


         Amortization of goodwill and allowance for development costs was $2,529,000 and $1,997,000 for the first quarter of 1998 and 1997, respectively. This increase was primarily attributable to the amortization of goodwill related to the Company's purchase of a 5.8% economic interest in CNTS in August 1997 (the "Second 1997 CNTS Purchase").

         As a result of the above factors, the Company generated an operating loss of $25,439,000 for the first quarter of 1998 compared to an operating loss of $4,218,000 for the first quarter of 1997.

         Equity in loss of unconsolidated affiliates decreased by $5,742,000 to $1,027,000 for the first quarter of 1998 from $6,769,000 for the first quarter of 1997. This is a result of the Company's decision to terminate its ownership interests in German broadcast operations as of December 31, 1997, as well as improvements in the operations of Markiza TV and the Studio 1+1 Group.

         Loss on impairment of investments in unconsolidated affiliates of $20,707,000 for the first quarter of 1997 was the result of the write-down of the Company's investments in Germany. During the first quarter of 1998, the Company did not record any loss on impairment of investments in unconsolidated affiliates.

         Interest and other income decreased by $488,000 to $1,612,000 for the first quarter of 1998 from $2,100,000 for the first quarter of 1997 as a result of lower interest earned on cash balances.

         Interest expense increased by $3,563,000 to $5,737,000 for the first quarter of 1998 from $2,174,000 for the first quarter of 1997. This increase was primarily attributable to interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997 (collectively, the "Senior Notes").

         The net foreign currency exchange gain of $139,000 for the first quarter of 1998 is primarily attributable to the effect of a weaker Deutsche mark on the Senior Notes obligations. Local operating currencies devalued considerably against the United States dollar during the first quarter of 1997 when the company recorded a net foreign currency exchange loss of $2,071,000.

         Provision for income taxes was $2,107,000 for the first quarter of 1998 and $1,911,000 for the first quarter of 1997. The increase was due to an increase in CNTS's taxable income.

         Minority interest in loss of consolidated Subsidiaries was $7,521,000 for the first quarter of 1998 and $762,000 for the first quarter of 1997. This increase was primarily the result of the addition to the Company's operations of Federation, which incurred losses.

         As a result of these factors, the net loss of the Company was $25,038,000 for the first quarter of 1998 compared to $34,988,000 for the first quarter of 1997.

Liquidity and Capital Resources

         Net cash used in operating activities was $24,220,000 in the first quarter of 1998 compared to $2,660,000 in the same period in 1997. The increase in net cash used in operating activities of $21,560,000 was primarily the result of increased programming payments and operating losses of the Company's new television operations in Poland and Hungary.

         Net cash used in investing activities was $14,243,000 in the first quarter of 1998 compared to $12,715,000 in the same period in 1997. The increase was primarily attributable to the Second 1997 CNTS Purchase, described below, as well as the acquisition of fixed assets at PRO TV offset, in part, by the cessation of funding of 1A TV in Germany in May 1997.

         Net cash used in financing activities for the first quarter of 1998 was $6,041,000 compared to $3,009,000 for the same period in 1997. The increase was primarily the result of principal payments made in connection with the Additional CNTS Purchase, described below, as well as the timing of CNTS's dividend payments to minority shareholders.

         In August 1997, CME issued the Senior Notes, which raised net proceeds of approximately $170,000,000 (the "Senior Notes Offering"). The Senior Notes are denominated in United States dollars, in part, and in German marks, in part. The United States dollar denominated Senior Notes bear interest at a rate of 9.375% per annum, and the German mark denominated Senior Notes bear interest at a rate of 8.125% per annum. The principal amount of the Senior Notes is repayable on their maturity date, August 15, 2004. The indentures governing the Senior Notes contain certain restrictions relating to the ability of CME and its Subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments in unconsolidated companies, declare and pay dividends (in the case of CME), sell assets and engage in extraordinary transactions.

         In May 1997, CNTS declared a total dividend of Kc 495,000,000 ($13,665,000), of which the Company was paid Kc 150,150,000 ($3,334,000) in
June 1997, Kc 115,500,000 ($3,522,000) in November 1997 and Kc 115,500,000
($3,313,000) in January 1998. The remainder of the total dividend was paid to minority shareholders.

         In May 1998, subject to the formal approval of CNTS's shareholders, CNTS declared a total dividend of Kc 550,000,000 ($16,330,000), to be paid in two installments during 1998. The Company's voting power is sufficient to compel CNTS to make distributions.


         As a result of the factors described above, the Company had cash and cash equivalents of $61,926,000 at March 31, 1998 (compared to $106,188,000 at December 31, 1997) and marketable securities of $70,000 at March 31, 1998 (compared to $69,000 at December 31, 1997).

         The Company has executed a term sheet with ING Bank N.V. ("ING Bank") for a $35 million secured revolving credit facility anticipated to have a term of up to three and one-half years to fund working capital requirements, as well as operating and capital expenditures (the "Proposed ING Credit Facility"). The Proposed ING Credit Facility is expected to be incurred by a subsidiary. The availability of the Proposed ING Credit Facility is subject to definitive documentation and satisfaction of various conditions.

         On August 11, 1997, the Company made the Second 1997 CNTS Purchase when it purchased a 5.8% interest in CNTS from certain of the partners of CET
21 for a purchase price of $28,537,000, to be paid in installments through February 15, 2000. As of March 31, 1998, the Company had paid $17,912,000 of the purchase price and is obligated to make further payments of $2,750,000 during 1998, $5,313,000 during 1999, and $2,562,000 during 2000. Each further payment is subject to increase to an amount equal to the value of such payment as if it had been invested in CME's Class A Common Stock at a purchase price of $23.375 per share.

         On August 1, 1996, the Company entered into the Additional CNTS Purchase for the purchase of CS Bank's 22% economic interest and virtually all of CS Bank's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS Bank to finance 85% of the purchase price. The principal outstanding at March 31, 1998 was Kc 700,700,000 ($20,805,000). Quarterly repayments on the loan are required in the amount of Kc 22,500,000 ($668,000) during the period from May 1998 through November 1998, Kc 42,500,000 ($1,262,000) during the period from February 1999 through May 2002, and Kc 37,500,000 ($1,113,000) in August 2002.

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. CNTS has a line of credit with CS Bank for up to Kc 250,000,000 ($7,423,000) bearing interest at a rate 0.5% over the Prague Interbank Offer Rate ("PRIBOR"). In October 1997,

CNTS entered into a Kc 500,000,000 ($14,846,000) line of credit with ING Bank. The line of credit, which may be drawn in Czech koruna, German marks or United States dollars, bears interest at a rate of 0.5% over the interbank offered rate for the applicable currency and matures in October 1999. CNTS had no borrowings under these facilities at March 31, 1998. The facilities are secured by CNTS's equipment, vehicles and receivables.

         In June 1997, CEDC Praha s.r.o. ("CEDC Praha"), which owned the facility that Nova TV uses as its main studios and principal offices (the "Nova Facility"), terminated the capital lease pursuant to which CEDC Praha leased the Nova Facility to CNTS, and entered into an agreement with CNTS pursuant to which (i) CEDC Praha assigned the Nova Facility to CNTS and (ii) CNTS assumed CEDC Praha's obligations under a loan from CS Bank (the "CS Loan") secured by a mortgage on the Nova Facility. The CS Loan provides for quarterly principal payments of Kc 16,500,000 ($490,000), plus interest at three-month PRIBOR plus 1.0%, to be paid through December 1999. As of March 31, 1998, the outstanding balance under the CS Loan was Kc 109,500,000 ($3,251,000).

         In February 1998, Markiza TV entered into two revolving credit facilities. The first facility consists of a $3,000,000 line of credit from Bank Austria which matures in March 2001 and bears interest at a rate of 1.5% over LIBOR. The second facility consists of an Sk 100,000,000 ($2,852,000) line of credit from Bank Austria which matures in September 2000 and bears interest at a rate of 0.5% over the Bratislava Interbank Offer Rate. These facilities are secured by Markiza TV's land and buildings. As of March 31, 1998, Markiza TV had no borrowings under these facilities.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit and the second facility consists of a $4,000,000 long-term loan. Beginning April 1998, both facilities bear interest at 10% per annum. The line of credit will be repaid in monthly installments through December 1999 and the long-term loan will be repaid in monthly installments through February 2001. At March 31, 1998, $1,940,000 and $3,854,000 were outstanding under the credit facility and the long-term loan, respectively. These facilities are secured by PRO TV's equipment and vehicles.

         TVN Sp.zo.o. has borrowings of $14,100,000 under four short-term bridge loan agreements with three Polish banks. Three loans with $9,341,000 in the aggregate outstanding at March 31, 1998 are guaranteed by the Company. The fourth loan for $4,760,000 is guaranteed by the Company's partner in Poland, ITI. These loans are drawn in Polish zloty and United States dollars and bear interest at LIBOR and WIBOR (Warsaw Interbank Offer Rate) plus 2.15% per annum. During the first quarter, Federation repaid a $3,500,000 short-term bridge loan that was outstanding at December 31, 1997. It is anticipated that the remaining loans will be repaid by TVN Sp.zo.o. and Federation from a $30,500,000 revolving credit facility, currently being negotiated with a syndicate of Polish banks. Since December 31, 1997, the Company has advanced $12,000,000 to its operations in Poland. Future shareholder funding for the Poland operations is expected to be shared by the Company and ITI and the Company expects to fund approximately $30,000,000 before the end of 1998.

         TV3 has borrowings of HUF 279,000,000 ($1,304,000) from a local Hungarian bank. The loan requires quarterly repayments from March 1999 until December 2000 and is secured by pledges of certain fixed assets of TV3. The Company has loaned $1,384,000 to TV3 since December 31, 1997 and expects to loan an additional $1,000,000 during 1998. The Company has made approximately $7,747,000 in programming payments on behalf of TV3 since December 31, 1997 and has additional programming commitments for TV3 in 1998 and 1999 of approximately $14,191,000 and $6,034,000, respectively.


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

         Except for the Company's working capital requirements, the Company's future cash needs will depend on the Company's financial performance and its future acquisition and development decisions. The Company is actively investing in its existing broadcast operations and might engage in the development of additional broadcast operations. The Company incurs certain expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company believes that its current cash balances, cash generated from CNTS and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations through 1998. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing.

Year 2000 Issue

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

Forward-looking Statements

         Statements made in "Liquidity and Capital Resources" regarding future investments in existing television broadcast operations, business strategies and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and may in the future operate and general market and economic conditions in these countries.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against CME and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleged that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens.

         On March 18, 1998, TV Studio Information Service Ltd. ("TV SIS"), a Ukrainian television broadcaster, filed a complaint in the Supreme Court of Arbitration, Kiev, against the National Council on Television and Radio of Ukraine and Studio 1+1, as a third party defendant, seeking to invalidate the award of the broadcast license to Studio 1+1. TV SIS alleged that (i) the broadcast license granted to Studio 1+1 in October 1996 was awarded in violation of law, (ii) a three-hour increase in airtime granted to Studio 1+1 under the broadcast license in November 1997 was granted illegally, (iii) Studio 1+1 has failed to comply with local content programming requirements, and (iv) Studio 1+1 has exceeded foreign investment limitations. On April 22, 1998, the Court dismissed TV SIS's complaint on the merits and TV SIS may appeal within two months of the dismissal.

         In January 1997, the Hungarian National Radio and Television Commission awarded two national television broadcast licenses to two consortia. The Company's consortium, IRISZ TV, was an unsuccessful bidder in the license tender process. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian National Radio and Television Commission and the two successful consortia, alleging that the Hungarian National Radio and Television Commission (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. On March 25, 1998, the Court denied IRISZ TV's claims. On May 8, 1998, IRISZ TV filed a notice of appeal with the Court.

         In December 1997, TVN Sp.zo.o. acquired 22% of the economic and 9.68% of the voting interests of Polskie Media S.A. for a purchase price of $3.2 million. The remaining shareholders refused to enter TVN Sp.zo.o into the Polskie Media S.A. shareholder register on the grounds that the transfer to TVN Sp.zo.o. did not meet the applicable requirements for such a transfer. On January 30, 1998, TVN Sp.zo.o. instituted proceedings at the Voivodship Economic Court in Warsaw requesting that the Court invalidate attempts by the shareholders of Polskie Media S.A. to block the TVN Sp.zo.o. purchase. TVN Sp.zo.o. has also requested that the Court order Polskie Media to enter TVN Sp.zo.o. into the share register. TVN Sp.zo.o. has not been notified of a hearing date.

         Certain unsuccessful bidders for the licenses of northern Poland and the cities of Warsaw and Lodz have filed challenges to the awards of these licenses to TVN Sp.zo.o. In addition, one unsuccessful bidder has challenged the award of a regional license for central Poland to Polskie Media S.A. The Supreme Administrative Court has joined all of these challenges into a single proceeding, and scheduled a hearing for May 19, 1998.

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia (the "Kanal A Agreement"). Scandinavian Broadcasting System SA ("SBS"), which claims to have certain rights to the equity of Kanal A pursuant to various agreements, has challenged the validity of the Kanal A Agreement in a United Kingdom court. The Court has enjoined both SBS and the Company from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted an action in a Slovenian court requesting that Slovenian courts resolve these claims. On April 6, 1998, the Company filed a claim in the District Court in Koper, Slovenia against Vladimir Polic to recover the purchase price paid to Mr. Polic for the Kanal A shares, as well as lost revenues. The Court has not set a hearing date.

         One of the owners of CET 21 has filed two claims against CET 21 in the Regional Commercial Court in Prague. The claims, filed in December 1996 and May 1997, allege that CET 21 and the Czech Radio and Television Council did not complete all required procedures for approving certain transfers of CET 21 participation interests and request that such transfers and all general meetings of CET

21 following such transfers be invalidated. The claim filed in December 1996 was dismissed by the Court on April 27, 1998; the plaintiff has the right to appeal. CET 21 has not been notified of a hearing date for the remaining claim.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 6.  Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:


10.1 Employment Agreement, dated as of March 23, 1998, between CME Development Corporation and Michel Delloye.

10.2 Employment Agreement, dated as of March 23, 1998, between Central European Media Enterprises Ltd. and Michel Delloye.

10.3 Agreement, dated as of March 25, 1998, among Central European Media Enterprises Ltd., CME Development Corporation, CME Programming Services Inc., The Acorn Consulting Group, Inc. and Leonard M. Fertig.

27.01    Financial Data Schedule

b) No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                     SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: May 15, 1998                  /s/ Michel Delloye
                                     ------------------
                                     Michel Delloye
                                     Chief Executive Officer
                                     (Duly Authorized Officer)

 Date: May 15, 1998                  /s/ John A. Schwallie
                                     ---------------------
                                     John A. Schwallie
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX

10.1 Employment Agreement, dated as of March 23, 1998, between CME Development Corporation and Michel Delloye.

10.2 Employment Agreement, dated as of March 23, 1998, between Central European Media Enterprises Ltd. and Michel Delloye.

10.3 Agreement, dated as of March 25, 1998, among Central European Media Enterprises Ltd., CME Development Corporation, CME Programming Services Inc., The Acorn Consulting Group, Inc. and Leonard M. Fertig.

27.01    Financial Data Schedule