Form 10-Q
period 1998-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1998-08-12
CIK 925645

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                                  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                      Outstanding as of August 7, 1998
  -----                                      --------------------------------

  Class A Common Stock, par value $.01                 17,979,188
  Class B Common Stock, par value $.01                  6,149,797

                                     PART 1

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        Consolidated Balance Sheets as at
                       June 30, 1998 and December 31, 1997
                           ($000s, except share data)

             ASSETS                                                                                         June 30,   December 31,
                                                                                                      Note    1998         1997
                                                                                                            ---------   ---------
                                                                                                           (unaudited)
CURRENT ASSETS:
             Cash and cash equivalents ..............................................................          49,803     106,257
             Restricted cash ........................................................................             292         800
             Accounts receivable, net ...............................................................          43,434      41,985
             Program rights costs ...................................................................          21,777      30,220
             Advances to affiliates .................................................................          15,653      14,675
             Other short-term assets ................................................................          17,913      15,520
                                                                                                            ---------   ---------
                       Total current assets .........................................................         148,872     209,457

             Investments in unconsolidated affiliates ...............................................          56,120      58,552
             Investments ............................................................................          23,004      22,951
             Loans to affiliates ....................................................................          32,925      31,927
             Property, plant and equipment, net .....................................................          68,320      68,090
             Program rights costs ...................................................................          21,407      12,851
             Licence costs and other intangibles, net ...............................................           6,431       6,208
             Goodwill and organization costs, net ...................................................          56,448      66,451
             Deferred  income taxes .................................................................             837         746
             Other assets ...........................................................................          26,014      14,334

                        Total assets ................................................................         440,378     491,567
                                                                                                            =========   =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
             Accounts payable and accrued liabilities ...............................................          59,627      53,858
             Duties and other taxes payable .........................................................           8,945      10,989
             Income taxes payable ...................................................................           1,471       2,308
             Current portion of credit facilities and obligations under capital leases ..............           9,896      11,810
             Dividends payable ......................................................................             923         996
             Investments payable ....................................................................           9,816      16,714
             Advances from affiliates ...............................................................          33,456      25,508
                                                                                                            ---------   ---------
                       Total current liabilities ....................................................         124,134     122,183

             Deferred income taxes ..................................................................             669         916
             Long-term portion of credit facilities and obligations under capital leases ............          24,017      24,204
             Investments payable ....................................................................           5,188       7,875
             $100,000,000 9 3/8 % Senior Notes ......................................................          99,864      99,853
             DM 140,000,000 8 1/8 % Senior Notes ....................................................          77,135      77,513
             Other Liabilities ......................................................................             565         199
             Minority interest in consolidated subsidiaries .........................................             484       1,241

             Commitments and contingencies                                                              5

SHAREHOLDERS' EQUITY:
             Class A Common Stock, $0.01 par value: authorized:
             100,000,000 shares at June 30, 1998 and 100,000,000 shares at December 31, 1997
             issued and outstanding: 17,975,088 at June 30, 1998 and 16,934,894 at December 31, 1997;             180         169
             Class B Common Stock, $0.01 par value: authorized:
             15,000,000 shares at June 30, 1998 and December 31, 1997 ;
             issued and outstanding: 6,149,797 at June 30, 1998 and 7,064,475 at December 31, 1997 ..              62          71
             Additional paid-in capital .............................................................         333,775     332,386
             Accumulated deficit ....................................................................        (216,765)   (163,096)
             Cumulative currency translation adjustment .............................................          (8,930)    (11,947)
                                                                                                            ---------   ---------

             Total shareholders' equity .............................................................         108,322     157,583
                                                                                                            ---------   ---------

             Total liabilities and shareholders' equity .............................................       $ 440,378   $ 491,567
                                                                                                            =========   =========

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                     Consolidated Statements of Operations
                         ($000s, except per share data)


                                                                                  For the three months  For the six months
                                                                                     ended June, 30       ended June, 30
                                                                                  --------------------  --------------------
                                                                        Note         1998      1997       1998        1997
                                                                        ----      --------   --------   ---------   --------

GROSS REVENUES: ......................................................            $ 79,650   $ 53,435   $ 127,912   $ 90,915
Discounts and agency commissions .....................................             (16,889)   (11,966)    (27,142)   (20,281)
                                                                                  ========   ========   =========   ========
Net revenues .........................................................              62,761     41,469     100,770     70,634

STATION EXPENSES:
      Other operating costs and expenses .............................              25,969     14,403      51,448     27,949
      Amortization of programming rights .............................              28,348      4,605      43,301      9,891
      Depreciation of station fixed assets and other intangibles .....               4,724      3,850       9,781      7,500
                                                                                  --------   --------   ---------   --------
      Total station operating costs and expenses .....................              59,041     22,858     104,530     45,340
      Selling, general and administrative expenses ...................               7,873      6,505      16,113     10,834

CORPORATE EXPENSES:
      Corporate operating costs and development expenses .............               6,213      4,866      13,403      9,441
      Amortization of goodwill and allowance for development costs ...               8,478      2,598      11,007      4,595
      Restructuring charge ...........................................     3         2,552       --         2,552       --
                                                                                  --------   --------   ---------   --------
                                                                                    17,243      7,464      26,962     14,036


Operating (loss)/income ..............................................             (21,396)     4,642     (46,835)       424

Equity in income/(loss) of unconsolidated affiliates .................     4           153     (3,334)       (874)   (10,103)
Loss on impairment of investments in unconsolidated affiliates .......     4          --         --          --      (20,707)
Net interest and other income ........................................              (4,155)      (597)     (8,280)      (671)
Foreign currency exchange loss .......................................              (3,096)    (2,515)     (2,957)    (4,586)
                                                                                  --------   --------   ---------   --------

Net loss before provision for income taxes ...........................             (28,494)    (1,804)    (58,946)   (35,643)
Provision for income taxes ...........................................              (5,453)    (4,922)     (7,560)    (6,833)
                                                                                  --------   --------   ---------   --------

Net loss before minority interest ....................................             (33,947)    (6,726)    (66,506)   (42,476)
Minority interest in loss / (income) of consolidated subsidiaries ....               5,316       (106)     12,837        656
                                                                                  --------   --------   ---------   --------

Net loss .............................................................            ($28,631)  ($ 6,832)  ($ 53,669)  ($41,820)
                                                                                  ========   ========   =========   ========

PER SHARE  DATA
Net loss per share....................................................     2
      Basic ..........................................................            ($  1.19)  ($  0.29)  ($   2.23)  ($  1.75)
                                                                                  ========   ========   =========   ========
      Diluted ........................................................            ($  1.19)  ($  0.29)  ($   2.23)  ($  1.75)
                                                                                  ========   ========   =========   ========

Weighted average common share data (000's):
      Basic ..........................................................              24,030     23,863      24,030     23,863
                                                                                  ========   ========   =========   ========
      Diluted ........................................................              24,030     23,863      24,030     23,863
                                                                                  ========   ========   =========   ========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

            Consolidated Statements of Shareholders' Equity (Deficit)
                     For the six months ended June 30, 1998
                                     ($000s)
                                   (Unaudited)


                                                               Comprehensive  Class A  Class B
                                                                  Income      Common   Common     Capital  Accumulated
                                                                  (loss)       Stock    Stock     Surplus  Deficit(1)
                                                               -------------  -------  --------  --------  -----------

BALANCE, December 31, 1997                                                     $169      $71     $332,386   ($163,096)

Comprehensive income:
             Net loss......................................       ($53,669)                                  ($53,669)
             Other comprehensive income
             Unrealized translation adjustments............         $3,017        -                     -
                                                               -------------
Comprehensive income.......................................       ($50,652)
                                                               =============
Stock issued:
             stock option plans............................                     $11      ($9)      $1,389
                                                                              -------  --------  --------  -----------
BALANCE, June 30, 1998                                                         $180      $62     $333,775   ($216,765)
                                                                              =======  ========  ========  ===========
                                                                Accumulated
                                                                   Other          Total
                                                                comprehensive  Shareholders'
                                                                  income(2)       equity
                                                               --------------  -------------

BALANCE, December 31, 1997                                        ($11,947)        $157,583

Comprehensive income:
             Net loss......................................                        ($53,669)
             Other comprehensive income
             Unrealized translation adjustments............         $3,017           $3,017

Comprehensive income.......................................

Stock issued:
             stock option plans............................                          $1,391
                                                               --------------  -------------
BALANCE, June 30, 1998                                             ($8,930)        $108,322
                                                               ==============  =============



(1) Of the accumulated deficit of $216,765,000 at June 30, 1998, $84,223,000 represents accumulated losses in unconsolidated affiliates.

(2) Represents foreign currency translation adjustments

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Cash Flows
                                     ($000s)
                                   (Unaudited)

                                                                                 For the six months ended
                                                                                        June 30,
                                                                                     1998        1997
                                                                                   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .......................................................................  $ (53,669)  $(41,820)

Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of unconsolidated affiliates ................................        874     10,103
    Loss on impairment of investments in unconsolidated affiliates .............       --       20,707
    Restructuring charge .......................................................      2,552       --
    Depreciation and amortization (excluding amortization of barter
          programs) ............................................................     65,768     22,501
    Minority interest in loss of consolidated subsidiaries .....................    (12,837)      (656)
    Valuation allowance for development costs ..................................       --          240
    Accounts receivable and other debit balances ...............................       (661)     1,218
    Program rights paid ........................................................    (34,223)   (11,442)
    Advances to affiliates .....................................................      6,446     (8,183)
    Other short-term assets ....................................................     (2,264)      (980)
    Accounts payable and accrued liabilities ...................................     (4,468)     1,142
    Income and other taxes payable .............................................     (2,400)    (3,895)
                                                                                  ---------   --------
          Net cash used in operating activities ................................    (34,882)   (11,065)
                                                                                  ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in unconsolidated affiliates ...................................     (1,153)   (10,054)
    Other Investments ..........................................................        (51)   (15,097)
    Restricted cash ............................................................        508        935
    Acquisition of fixed assets ................................................     (8,829)    (5,133)
    Acquisition of minority shareholder's interest .............................     (7,179)    (1,676)
    Loans and advances to affiliates ...........................................       (998)    (6,569)
    Payments for license costs, other assets and intangibles ...................     (1,029)      (464)
    Development costs ..........................................................       --       (1,409)
                                                                                  ---------   --------
        Net cash used in investing activities ..................................    (18,731)   (39,467)
                                                                                  ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Credit facilities and payments under capital leases ........................     (2,910)    (8,465)
    Dividends paid to minority shareholders ....................................       (984)    (1,650)
    Capital contributed by shareholders ........................................      1,389        329
    Other long term liabilities ................................................       (590)      --
                                                                                  ---------   --------
         Net cash used in financing activities .................................     (3,095)    (9,786)
                                                                                  ---------   --------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH ...................................        254     (1,256)

        Net decrease in cash and cash equivalents ..............................    (56,455)   (61,574)
CASH AND CASH EQUIVALENTS,  beginning of period ................................    106,257     81,403
                                                                                  ---------   --------

CASH AND CASH EQUIVALENTS,  end of  period .....................................  $  49,803   $ 19,829
                                                                                  =========   ========

SUPPLEMENTAL INFORMATION Cash paid for:
Cash paid for:
        Interest ...............................................................  $  10,740   $  3,287
        Income Taxes ...........................................................  $   8,649   $ 16,892

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                  Notes to Consolidated Financial Statements
                                 June 30, 1998

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

         In the Czech Republic, the Company has 99% voting and economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), which operates Nova TV, a private national television station in the Czech Republic.

         The Company owns a 76% ownership interest in Radio Alfa a.s. ("Radio Alfa"), one of two private national radio broadcasters in the Czech Republic. The license to operate Radio Alfa expires in February 1999 and has not been re-awarded to Radio Alfa, which will cease broadcast operations prior to the expiration of the license.

         In Romania, the Company and its local partners operate PRO TV, a commercial television network, and the second channel Acasa through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% equity interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International holding many of the licenses for the stations comprising the PRO TV network. The Company owns a 96% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom, which operates a GSM cellular telephone network in Romania.

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

         In the Slovak Republic, the Company owns an 80% non-controlling economic interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS"), which operates the national television station Markiza TV.

         In Hungary, the Company owns an 89% (increased from 71% in April
1998) equity interest in Budapesti Kommunikacios Rt. ("TV3"), a television station operating in Budapest and distributing its signal by satellite to cable systems throughout Hungary. The Company wholly owns Videovox Studio Limited Liability

Company ("Videovox"), a Hungarian dubbing and duplication company and owns 24.9% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ("2002 Kft"), a broadcasting company.

         In Poland, the Company owns a 50% direct interest in Federacja Sp.zo.o. ("Federation"). The Company owns an additional 5% indirect interest in Federation through its 10% equity interest in ITI Media Group N.V., which owns the remainder of Federation. Such 10% equity interest is subject to put and call options between the Company and ITI, exerciseable from August 2000 until August 2003. TVN Sp.zo.o., owned 67% by ITI and 33% by the Company, holds broadcast licenses for northern Poland and the cities of Warsaw and Lodz., and in addition, a private regional television station in southern Poland. Federation provides programming and advertising services to TVN Sp.zo.o. In December 1997, TVN Sp.zo.o. acquired 22% of Polskie Media S.A., a private regional television station operating under the name "Nasza TV" in central Poland. Ronald S. Lauder, the non-executive Chairman of the Board of CME, owns a non-controlling indirect minority interest in ITI Holdings S.A., a company publicly traded on the Luxembourg Stock Exchange which owns 90% of ITI Media Group N.V. See also Part II, Item 1 "Legal Proceedings".

         Also in Poland, the Company owns an indirect 12% interest in Endemol-Neovision Sp.zo.o., a television program production company.

         In Ukraine, the Company owns a 50% non-controlling interest in a group of companies (collectively, the "Studio 1+1 Group"), which have the right to broadcast programming and sell advertising on Ukrainian National Channel 2 ("UT-2").

2.   Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. These financial statements, including the notes thereto, should be read in conjunction with CME's Form 10-K for the fiscal year ended December 31, 1997. The results for the three months and the six months ended June 30, 1998 are not necessarily indicative of the results expected for the year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of CNTS (which operates Nova TV), PRO TV, POP TV, Federation, TV3, Radio Alfa and Videovox (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV, the Studio 1+1 Group, TVN Sp.zo.o. and, for the first quarter of 1997 only, FFF, SFF and 1A TV (the "Unconsolidated Affiliates"), in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying Consolidated Financial Statements using the equity method. The Company's former German regional television operations were comprised of 1A TV, FFF and SFF. 1A TV initiated a bankruptcy proceeding in

May 1997 and the Company terminated its ownership interests in FFF and SFF as of December 31, 1997. The Company records other investments at the lower of cost or market value.

Comprehensive Income (Loss)

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income (loss) and foreign currency translation adjustments, in the accompanying Consolidated Statement of Shareholders' Equity.

Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

         CME has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Reclassifications

         Certain reclassifications and combinations have been made to prior period amounts to conform to current period classifications.

3.   Corporate Restructuring

         In the second quarter of 1998, the Company recorded a restructuring charge based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. This restructuring, which will result in the elimination of 20 positions, will be completed by January 1999. As a result, an accrual of $2,552,000 for severance and other associated costs was required to cover the costs of reducing senior management and various other positions over all sectors of the Company to levels more appropriately suited to the current direction of the Company. Costs of $656,000 have been paid as of June 30, 1998 and $1,896,000 of restructuring charges remained in accrued liabilities as of June 30, 1998.

4.   Summary Financial Information for Unconsolidated Affiliates.

                                                       As of
                          --------------------------------------------------------------
                                 June 30, 1998                   December 31, 1997
                          -----------------------------    -----------------------------
                            TVN      Markiza    Studio       TVN      Markiza    Studio
       $000s              Sp.zo.o.     TV      1+1 Group   Sp.zo.o.     TV      1+1 Group
       -----              -------    -------    -------    -------    -------    -------
Current assets ........    30,909     20,172      5,344     27,106     18,385      7,744

Non-current assets ....    44,266     28,149     28,294     49,608     25,900     21,542

Current liabilities ...   (24,140)   (17,124)    (7,417)   (21,884)   (13,328)    (5,976)

Non-current liabilities   (42,801)    (1,174)    (8,115)   (41,812)      (998)    (6,000)
                          -------    -------    -------    -------    -------    -------

Net assets ............     8,234     30,023     18,106     13,018     29,959     17,310
                          =======    =======    =======    =======    =======    =======

                                          For the six months ended,
                          ------------------------------------------------------
                                 June 30, 1998                   June 30, 1997
                          -----------------------------    ---------------------
                             TVN      Markiza    Studio      Markiza    Studio
       $000s               Sp.zo.o.     TV      1+1 Group      TV      1+1 Group
       -----               -------    -------   -------      -------    -------
Net revenues ...........     1,171     18,712    14,459       13,829      6,977

Operating (loss)/income.    (2,327)     2,043       893         (443)    (1,493)

Net (loss)/income ......    (4,490)     1,610       795       (1,288)    (1,659)


                                        For the three months ended,
                          ------------------------------------------------------
                                 June 30, 1998                   June 30, 1997
                          -----------------------------   ----------------------
                             TVN      Markiza    Studio      Markiza    Studio
       $000s               Sp.zo.o.     TV      1+1 Group      TV      1+1 Group
       -----               -------    -------   -------      -------    -------
Net revenues ...........       841     10,940     7,837        8,201      3,891

Operating (loss)/income.      (914)     2,357       628          709        (12)

Net (loss)/income ......    (2,598)     1,307       596          433       (178)


         These tables above exclude the Company's former operations in Germany and the loss on impairment of investment in such operations. A $20,707,000 loss on impairment of investments in unconsolidated affiliates was recorded in the Company's Consolidated Statement of Operations for the six months ended June 30, 1997 as a result of the write-down of the Company's investments in Germany.

5.   Commitments and Contingencies

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

Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens. In June 1998, Perekhid filed a notice of appeal with the Court. Perekhid has nine months from the date it filed a notice of appeal to submit an appellate brief.

Hungary

         The Company has commitments of approximately $18,600,000 for future programming rights with respect to TV3, which may not be fully realizable. The Company currently estimates that it will take further write-downs of up to $15,600,000 with regard to these commitments, of which approximately one-half is expected to be taken in the second half of 1998 with the balance taken in 1999 and 2000. In addition to the aforementioned program library the Company has approximately $16,500,000 of additional Hungarian assets and commitments.

Currency exchange rate fluctuation

         The Company generates most of its revenues in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolars ("SIT"), Slovak korunas ("Sk"), Polish zloty ("Zl"), Ukrainian hryvna ("Hrn"), Hungarian forints ("HUF") and German marks ("DM") and incurs expenses in those, as well as other currencies. In addition, certain expenses, primarily for programming, are incurred in United States dollars, and certain of the Company's capital and operating commitments are in foreign currencies. Fluctuations in the value of foreign currencies may cause United States dollar translated amounts to change in comparison with previous periods. The Company has not hedged against fluctuations in foreign currency rates. Due to the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the United States dollar, the Company cannot anticipate the effect of exchange rate fluctuations on its financial condition.

Foreign Exchange Contracts

         In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At June 30, 1998, there were seven forward exchange contracts outstanding for the purchase, in aggregate, of $3,500,000 by CNTS and the sale of Czech korunas. These contracts mature by October 1998. At June 30, 1998, the Company had one forward exchange contract outstanding for the purchase of $3,951,000 and the sale of Czech korunas. This contract matures on August 28, 1998. No material exposure exists at June 30, 1998 as a result of these contracts.

6.   Subsequent Events

Stock price protections

         Pursuant to the terms of a severance agreement with CME's former President and Chief Executive Officer Leonard M. Fertig, the Company agreed to certain stock price protection provisions with respect to Mr. Fertig's CME Class A Common Stock. The Company's maximum exposure pursuant to these stock price protection provisions is $600,000. On August 7, 1998, Mr. Fertig notified CME that his recent sales of CME Class A Common Stock entitle him to $600,000 under his severance agreement, which amount was expensed as part of a corporate restructuring charge in CME's Consolidated Statement of Operations for the six months ended June 30, 1998.

MobilRom

         In August 1998, the Company engaged an investment bank to assist it in a potential sale of its interest in MobilRom, the Romanian GSM consortium.

Stock Option Exercises

         Since June 30, 1998, 4,100 stock options for Class A Common Stock were exercised at a price of $14.63.


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

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Czech Republic, Slovakia, Slovenia and Ukraine had the leading average nationwide audience shares for the first half of 1998 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for the first half of 1998. In October 1997, the Company launched television broadcast operations in Poland and Hungary.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company also engages in barter transactions in which its broadcast operations exchange commercial advertising time for goods and services. The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in operating broadcast stations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. The Company has incurred and might in the future incur significant development expenses, including finding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses.

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

Selected Combined and Attributable Financial Information

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three months and the six months ended June 30, 1998 and 1997 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of certain entities (Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o.) not consolidated in the Consolidated Financial Statements are aggregated with those of the Company's consolidated operations. In the tables "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of June 30, 1998. The tables separate the results of the new stations, TVN and TV3, from the results of the "Continuing Stations".

         The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. The second quarter 1998 $10,961,000 write-down of the TV3 program library to its estimated net realizable value is not reflected in the tables to provide a better indication of the underlying performance of TV3. In addition, intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

         In the Consolidated Financial Statements, consolidated entities include CNTS, PRO TV, POP TV, Federation, TV3, Radio Alfa and Videovox, and entities reported using the equity method of accounting include Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o. Under the equity method of accounting, the Company's interest in net earnings or losses of Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o. is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The following supplementary unaudited combined and attributable information includes certain financial information of Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o on a line-by-line basis, similar to that of the Company's consolidated entities.

         The Continuing Stations refer to CNTS, PRO TV, POP TV, Markiza TV and the Studio 1+1 Group. CNTS, which operates Nova TV, began operations in February 1994. PRO TV and POP TV began operations in December 1995, Markiza TV began operations in August 1996 and the Studio 1+1 Group began to generate significant revenues during the second quarter of 1997. Other Operations consist of Videovox, a Hungarian dubbing studio and duplication facility acquired by the Company in May 1996 and wholly-owned since May 1997, and Radio Alfa, a national radio station in the Czech Republic in which CME acquired a controlling interest in December 1996. Both New Stations, TVN and TV3, began operations in October 1997.

         EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which does not include programming rights). EBITDA is provided because it is a measure of operating performance commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with GAAP for the periods indicated.

         The term "station expenses" used in the discussion of EBITDA immediately following the tables refers to the total of a station's (i) other operating costs and expenses, (ii) amortization of programming rights and
(iii) selling, general and administrative expenses.

         "Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less (i) station operating costs and expenses (excluding depreciation and amortization of acquired programming and of intangible assets), (ii) broadcast selling, general and administrative expenses, and (iii) cash program rights costs. Cash program rights costs are included in the period in which payment is made, which may not necessarily correspond to the timing of program use or amortization. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP (see the accompanying Consolidated Financial Statements).

                  SELECTED COMBINED FINANCIAL INFORMATION (1)
                                  (unaudited)
                                    ($000s)
                          Three Months Ended June 30,

                                  -----------------------------------------------------------
                                     Net Revenue           EBITDA         Broadcast Cash Flow
                                  -----------------------------------------------------------
                                   1998      1997      1998       1997       1998       1997
                                  ------    ------    ------     ------     ------     ------
     CNTS ....................    32,196    27,830    17,891     16,358     16,879     16,077
     PRO TV ..................    11,571     8,136     2,295       (138)     1,314     (1,599)
     Markiza TV ..............    10,940     8,201     3,498      1,803      4,764      1,642
     POP TV ..................     7,772     4,471     1,920         42        310        260
     Studio 1+1 Group ........     7,837     3,891       890         64        245       (478)
                                  ------    ------    ------     ------     ------     ------
Total Continuing Stations ....    70,316    52,529    26,494     18,129     23,512     15,902

     TVN Sp.zo.o. / Federation     9,207       513    (8,423)      --       (3,001)      --
     TV3 (2) .................     1,505      --      (1,450)      --       (4,224)      --
                                  ------    ------    ------     ------     ------     ------
Total New Stations ...........    10,712       513    (9,873)      --       (7,225)      --

     Other operations (3) ....     1,263     1,032        38       (310)        38       (310)
                                  ------    ------    ------     ------     ------     ------
Total combined operations ....    82,291    54,074    16,659     17,819     16,325     15,592
                                  ======    ======    ======     ======     ======     ======



                SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                  (unaudited)
                                    ($000s)
                          Three months Ended June 30,

                                                       Net Revenue             EBITDA          Broadcast Cash Flow
                                                     ----------------     -----------------     -----------------
                                      Economic        1998      1997       1998       1997       1998       1997
                                      Interest (4)   ------    ------     ------     ------     ------     ------
     CNTS ........................        99%        31,874    27,552     17,712     16,194     16,710     15,916
     PRO TV ......................        66%         7,637     5,370      1,515        (91)       867     (1,055)
     Markiza TV ..................        80%         8,752     6,561      2,798      1,442      3,811      1,314
     POP TV ......................      85.3%         6,630     3,814      1,638         36        264        222
     Studio 1+1 Group ............        50%         3,919     1,946        445         32        123       (239)
                                                     ------    ------     ------     ------     ------     ------
Total Continuing Stations ........                   58,812    45,243     24,108     17,613     21,775     16,158

     TVN Sp.zo.o. / Federation ...        50%         4,604       257     (4,212)      --       (1,501)      --
     TV3 (2) .....................        89%         1,339      --       (1,291)      --       (3,759)      --
                                                     ------    ------     ------     ------     ------     ------
Total New Stations ...............                    5,943       257     (5,503)      --       (5,260)      --

     Other operations (3) ........       100%         1,263     1,032         38       (310)        38       (310)
                                                     ------    ------     ------     ------     ------     ------
Total attributable operations ....                   66,018    46,532     18,643     17,303     16,553     15,848
                                                     ======    ======     ======     ======     ======     ======

---------

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA is without the impact of the $10,961,000 ($9,755,000 attributable) write-down of the carrying value of capitalized costs of rights to program material.

(3)  Other operations include Radio Alfa and Videovox.

(4) Economic interest as of June 30, 1998. For comparison between the three months ended June 30, 1998 and the same period in 1997, all results in this table are pro forma as if such percentages had also been in place during the three months ended June 30, 1997.

                  SELECTED COMBINED FINANCIAL INFORMATION (1)
                                  (unaudited)
                                    ($000s)
                           Six Months Ended June 30,

                                  -----------------------------------------------------------
                                     Net Revenue           EBITDA         Broadcast Cash Flow
                                  -----------------------------------------------------------
                                   1998      1997      1998       1997       1998       1997
                                  ------    ------    ------     ------     ------     ------
     CNTS ....................    52,276    48,495    26,032     24,622     23,706     23,258
     PRO TV ..................    19,327    13,083      (166)    (1,171)      (975)    (1,918)
     Markiza TV ..............    18,712    13,829     4,227      1,675      4,373        547
     POP TV ..................    11,456     7,142       404     (1,004)      (830)      (444)
     Studio 1+1 Group ........    14,459     6,977     1,397     (1,211)       (27)    (1,722)
                                 -------    ------    ------     ------     ------     ------
Total Continuing Stations ....   116,230    89,526    31,894     22,911     26,247     19,721

     TVN Sp.zo.o. / Federation    13,875       792   (20,671)      --      (10,549)      --
     TV3 (2) .................     2,580      --      (3,979)      --       (8,427)      --
                                 -------    ------    ------     ------     ------     ------
Total New Stations ...........    16,455       792   (24,650)      --      (18,976)      --

     Other operations (3) ....     2,428     1,914       104       (493)       104       (493)
                                 -------    ------    ------     ------     ------     ------
Total combined operations ....   135,113    92,232     7,348     22,418      7,375     19,228
                                 =======    ======    ======     ======     ======     ======


                SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                  (unaudited)
                                    ($000s)
                           Six months Ended June 30,

                                                 Net Revenue                   EBITDA            Broadcast Cash Flow
                                             --------------------        ------------------      -------------------
                               Economic       1998          1997          1998        1997        1998         1997
                               Interest (4)  ------        ------        ------      ------      ------       ------
     CNTS .....................   99%        51,753        48,010        25,772      24,376      23,469       23,025
     PRO TV ...................   66%        12,756         8,635          (110)       (773)       (644)      (1,266)
     Markiza TV ...............   80%        14,970        11,063         3,382       1,340       3,498          438
     POP TV ................... 85.3%         9,772         6,092           345        (856)       (708)        (379)
     Studio 1+1 Group .........   50%         7,230         3,489           699        (606)        (14)        (861)
                                            -------        ------        ------      ------      ------       ------
Total Continuing Stations......              96,481        77,289        30,088      23,481      25,601       20,957

     TVN Sp.zo.o. / Federation.   50%         6,938           396       (10,336)          -      (5,275)          -
     TV3 (2).. ................   89%         2,296             -        (3,541)          -      (7,500)          -
                                            -------        ------        ------      ------      ------       ------
Total New Stations ............               9,234           396       (13,877)          -     (12,775)          -

     Other Operations (3)......  100%         2,428         1,914           104        (493)        104         (493)
                                            -------        ------        ------      ------      ------       ------
Total attributable operations..             108,143        79,599        16,315      22,988      12,930       20,464
                                            =======        ======        ======      ======      ======       ======


---------
(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA is without the impact of the $10,961,000 ($9,755,000 attributable) write-down of the carrying value of capitalized costs of rights to program material.

(3)  Other operations include Radio Alfa and Videovox.

(4) Economic interest as of June 30, 1998. For comparison between the six months ended June 30, 1998 and the same period in 1997, all results in this table are pro forma as if such percentages had also been in place during the six months ended June 30, 1997.

Combined EBITDA for the three months ended June 30, 1998 compared to the three months ended June 30, 1997

         Continuing Stations

         The total combined EBITDA for the Continuing Stations increased by $8,365,000 from $18,129,000 for the second quarter of 1997 to $26,494,000 for the second quarter of 1998. Each of the five Continuing Stations' EBITDA improved in the second quarter as a result of a 34% increase in their combined net revenues quarter over quarter.

         PRO TV's EBITDA increased by $2,433,000 from negative $138,000 for the second quarter of 1997 to positive $2,295,000 for the second quarter of 1998. This increase was attributable to a $3,435,000, or 42%, increase in net revenues primarily as a result of PRO TV's increased audience share, growth in the Romanian television advertising market and the second channel, Acasa. Acasa was launched in February 1998 and attracts a complementary audience to PRO TV's. Station expenses in the second quarter of 1998 increased $1,000,000, or 12%, compared to the same period in 1997 primarily due to costs attributed to expansion of the network and higher prices of acquired programming, offset in part by lower overhead expenses.

         The Studio 1+1 Group, which began operating as a CME station in January 1997, recorded EBITDA of $890,000 in the second quarter of 1998 compared to EBITDA of $64,000 for the same period in 1997. Net revenues more than doubled over 1997's second quarter. Growth in net revenues is due to an increase in Studio 1+1's audience share and significant growth in the Ukrainian television advertising market. Station expenses were $3,120,000, or 82%, above the second quarter of 1997 due to the second quarter 1997 results not reflecting full production and staff levels. The programming and production costs related to the airing of the 1998 Soccer World Cup during June also contributed to the increase in station expenses.

         Markiza TV recorded EBITDA of $3,498,000 for the second quarter of 1998, compared to $1,803,000 in the second quarter of 1997, due to higher net revenues. Net revenues increased by $2,739,000, or 33%, reflecting Markiza TV's continued market leadership in ratings and advertising share. An increase in station expenses of 20% is primarily a result of higher salary costs as competition in the market put significant upward pressure on wages. To a lesser extent, station expenses increased due to the addition of new broadcasting transmitters in April 1998 and increased marketing costs.

         POP TV's EBITDA increased from $42,000 for the second quarter of 1997 to $1,920,000 for the second quarter of 1998 primarily as a result of increased net revenues. The increase in net revenues of $3,301,000, or 74%, is a result of the growth of the overall television advertising market in Slovenia and POP TV's increased audience share. POP TV's station expenses increased $1,424,000, or 32%, for the second quarter 1998 compared to the second quarter 1997 primarily due to higher costs of acquired and locally produced programming. Amortization of acquired programming rights increased as a result of higher programming prices due to increased competition in Slovenia and the addition of Gajba TV, the second channel launched in October 1997. Increased audience demand for locally produced programming resulted in higher production costs. To a lesser extent, POP TV's expenses also increased due to technical expansion.

         CNTS's EBITDA increased by $1,533,000, or 9%, to $17,891,000 for the second quarter of 1998, compared with the second quarter of 1997 despite a 12% devaluation of the Czech koruna against the US dollar. In local currency terms, CNTS's EBITDA increased 18% primarily due to a 23% increase in net revenues. In US dollar terms, CNTS's net revenues increased by $4,366,000 as a result of growth in the total television advertising market and revenues from sub-licensing of excess programming to another Czech commercial television station. Station expenses increased by $2,834,000, or 25%, primarily due to higher production costs as a result of increased local production in response to audience demand, higher acquired programming costs as a result of increased programming prices and the amortization of sub-licensed program rights. In addition, CNTS's salary costs per employee increased as a result of upward pressure on wages due to increased competition in the market.

         New Stations

         TVN in Poland and TV3 in Hungary, which both commenced operations in October 1997, recorded negative EBITDA of $8,423,000 and $1,450,000, respectively, for the second quarter of 1998. Their combined EBITDA loss for the second quarter of negative $9,873,000 is a 33% improvement over first quarter 1998 combined EBITDA of negative $14,777,000. This improvement, which is attributable to an increase in net revenues, reflects the seasonality of the television business. In addition, TVN's audience share improved.

         The Company recorded a $10,961,000 write-down of TV3's program library in the second quarter of 1998. Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. The carrying value of the capitalized costs of rights to program material has been adjusted down to its estimated net realizable value. The EBITDA reported on the table is before this write-down as the Company believes it provides a better indication of the underlying performance of the station. See "-Hungary" below.

         Total Combined Operations

         The total Combined Operations EBITDA (before the write-down of TV3's programming library) decreased by $1,160,000 from $17,819,000 for the second quarter of 1997 to $16,659,000 for the second quarter of 1998. As described above, this decrease was primarily due to negative EBITDA at the Company's new operations in Poland and Hungary, offset in part by EBITDA improvements at the five Continuing Stations.

Broadcast Cash Flow

         Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its financial statements in United States dollars and in accordance with GAAP. The Company's consolidated operating statements include the results of wholly-owned subsidiaries and the results of CNTS (which operates Nova TV), PRO TV, POP TV, Federation, TV3, Videovox and Radio Alfa, and separately set forth the minority interests attributable to other owners of such companies. The results of Markiza TV, the Studio 1+1 Group, TVN Sp.zo.o., FFF, SFF and 1A TV are accounted for using the equity method, which reflects the Company's share of the net income or losses in those operations. 1A TV initiated a bankruptcy proceeding in May 1997. The Company terminated its ownership interests in FFF and SFF as of December 31, 1997. The Company records other investments at the lower of cost or market value.

Foreign Currency

         The Company and its subsidiaries generate revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT"), Slovak korunas ("Sk"), Hungarian forints ("HUF"), Ukrainian hryvna ("Hrn"), Polish zloty ("Zl") and German marks ("DM"), and incur substantial operating expenses in those currencies. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company also incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV, Videovox, Radio Alfa, Federation, TVN Sp.zo.o., TV3 and certain Studio 1+1 Group entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

         PRO TV and certain Studio 1+1 Group entities operate in economies considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

         The exchange rates at the end of and for the periods indicated are shown in the table below.

                                                  Balance Sheet                        Income Statement
                                         --------------------------------     ---------------------------------
                                                                              Average for the six months ending
                                         At June 30, At December                          June 30,
                                            1998      31, 1997   % Change       1998       1997     % Change
                                            ----      --------   --------       ----       ----     --------
Czech koruna equivalent of $1.00            33.42        34.64      3.5%        33.70      30.05    (12.16)%
German mark equivalent of $1.00              1.81         1.80    (0.65)%        1.79       1.69     (5.85)%
Hungarian forint equivalent of $1.00       219.35       204.03    (7.51)%      212.49     179.00    (18.71)%
Polish zloty equivalent of $1.00             3.48         3.52      1.0%         3.48       3.08    (12.89)%
Romanian lei equivalent of $1.00            8,653        8,023    (7.85)%       8,372      6,563    (27.56)%
Slovak koruna equivalent of $1.00           35.31        34.78    (1.51)%       34.91      33.19     (5.19)%
Slovenian tolar equivalent of $1.00        169.70       169.18    (0.31)%      169.79     154.64     (9.80)%
Ukrainian hryvna equivalent of $1.00         2.07         1.90    (9.14)%        2.05       1.85    (11.05)%


         The Company's results of operations and financial position during the three months ended June 30, 1998 and the six months ended June 30, 1998 were impacted by changes in foreign currency exchange rates since December 31, 1997.

         In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At June 30, 1998, there were seven forward exchange contracts outstanding for the purchase, in aggregate, of $3,500,000 by CNTS and the sale of Czech korunas. These contracts mature by October 1998. At June 30, 1998, the Company had one forward exchange contract outstanding for the purchase of $3,951,000 and the sale of Czech korunas. This contract matures on August 28, 1998. No material exposure exists at June 30, 1998 as a result of these contracts.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

         The Company's net revenues increased by $21,292,000, or 51%, to $62,761,000 for the second quarter of 1998 from $41,469,000 for the second quarter of 1997. The increase is attributable to the addition of revenues generated by the Company's new operations in Poland and Hungary, as well as double digit percentage revenue increases at the other consolidated television operations, CNTS, PRO TV and POP TV.

         Federation and TV3, which were not included in the Company's 1997 second quarter results, recorded net revenues of $8,454,000 and $1,505,000, respectively, for the second quarter of 1998. CNTS, PRO TV and POP TV's net revenues improved primarily due to growth in their respective television advertising markets.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $36,183,000, to $59,041,000 for the second quarter of 1998 from $22,858,000 for the second quarter of 1997. The increase in total station operating costs and expenses is primarily attributable to the addition of station operating costs and expenses of Federation and TV3 of $17,221,000 and $13,438,000, respectively. Of TV3's operating costs and expenses, $10,961,000 reflects the write-down of the carrying value of TV3's capitalized costs of rights to program material to its estimated net realizable value. The increase is also attributable to increases in operating costs and expenses at PRO TV of $2,578,000, CNTS of $2,441,000 and POP TV of $1,037,000.

         PRO TV's operating costs and expenses rose primarily as a result of expansion of network affiliates and increased programming amortization costs, which reflect increased prices of acquired programming.

         Both CNTS and POP TV's operating cost and expenses increases are mainly attributable to higher production costs as a result of increased local production in response to audience demand and higher acquired programming costs due to an increase in programming prices.

         Station selling, general and administrative expenses increased by $1,368,000 to $7,873,000 for the second quarter of 1998 from $6,505,000 for the second quarter of 1997. The increase is primarily attributable to the addition of Federation and TV3 selling, general and administrative expenses of $1,606,000 and $602,000, respectively. The increase was offset in part by savings at PRO TV of $842,000 mainly due to lower marketing costs in 1998.

         Corporate expenses for the second quarters of 1998 and 1997 were $17,243,000 and $7,464,000, respectively, an increase of $9,779,000. This increase is comprised of an increase in amortization of goodwill and allowance for development costs of $5,880,000, a restructuring charge of $2,552,000 and an increase in corporate operating costs and development expenses of $1,347,000. The increase in amortization of goodwill and allowance for development costs was attributable to the write-off of goodwill associated with the Company's Hungarian operations. The Company's initial investment was made in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. Instead, the Company is operating a television station reaching 35% of Hungary's population, including the city of Budapest. In light of the change in circumstances, the carrying value of the goodwill may not be recoverable and hence has been written-off. In addition, in the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs. The increase in corporate operating costs and development expenses was primarily attributable to the addition of costs for a back-up satellite for certain of the Company's stations.

         As a result of the above factors, the Company generated an operating loss of $21,396,000 for the second quarter of 1998 compared to operating income of $4,642,000 for the second quarter of 1997.

         Equity in income / (loss) of unconsolidated affiliates increased by $3,487,000 to income of $153,000 for the second quarter of 1998 from a loss of $3,334,000 for the second quarter of 1997. This is a result of the Company's decision to terminate its ownership interests in German broadcast operations as of December 31, 1997, as well as improvements in the operations of Markiza TV and the Studio 1+1 Group. Both

Markiza TV and Studio 1+1 recorded positive net income for the second quarter of 1998.

         Net interest and other income decreased by $3,558,000 to negative $4,155,000 for the second quarter of 1998 from negative $597,000 for the second quarter of 1997. This decrease was primarily attributable to interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997.

         The net foreign currency exchange loss of $3,096,000 for the second quarter is primarily attributable to the effect of the appreciation of the German mark against the US dollar during the second quarter of 1998, on CME's DM 140,000,000 Senior Notes. Local operating currencies devalued considerably against the United States dollar during the second quarter of 1997 when the Company recorded a net foreign currency exchange loss of $2,515,000.

         Provision for income taxes was $5,453,000 for the second quarter of 1998 and $4,922,000 for the second quarter of 1997. The increase was mainly due to an increase in CNTS's taxable income.

         Minority interest in loss of consolidated Subsidiaries was $5,316,000 for the second quarter of 1998, compared to minority interest in income of consolidated Subsidiaries of $106,000 for the second quarter of 1997. This change was primarily the result of the addition to the Company's operations of Federation, which incurred losses.

         As a result of these factors, the net loss of the Company was $28,631,000 for the second quarter of 1998 compared to $6,832,000 for the second quarter of 1997.


Six months ended June 30, 1998 compared to six months ended June 30, 1997

         The Company's net revenues increased by $30,136,000, or 43%, to $100,770,000 for the first six months of 1998 from $70,634,000 for the first six months of 1997. The increase is attributable to the addition of revenues generated by the Company's new operations in Poland and Hungary and an increase in net revenues at CNTS, PRO TV and POP TV.

         Federation and TV3, which were not included in the Company's first six month results of 1997, recorded net revenues of $12,703,000 and $2,580,000, respectively, for the first six months of 1998. PRO TV's, CNTS and POP TV's net revenues improved primarily due to the growth in their respective television advertising markets.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $59,190,000, to $104,530,000 for the first six months of 1998 from $45,340,000 for the same period in 1997. The increase in total station operating costs and expenses is primarily attributable to the addition of station operating costs and expenses, of Federation and TV3 of $34,076,000 and $16,393,000, respectively. Of the TV3 operating costs and expenses, $10,961,000 reflects the write-down of the carrying value of TV3's capitalized costs of rights to program material to its estimated net realizable value. The increase is also attributable to increases in operating costs and expenses at PRO TV of $5,732,000. PRO TV's operating costs and expenses rose primarily as a result of expansion of network affiliates, increased programming amortization costs, which reflect increased prices of acquired programming and the launch of the second channel Acasa. In addition, increased expenses were incurred due to an increase in the quantity of local production, in response to increasing audience demand for local programming.

         Station selling, general and administrative expenses increased by $5,279,000 to $16,113,000 for the first half of 1998 from $10,834,000 for the first half of 1997. The increase in station selling, general and administrative expenses is primarily attributable to the addition of Federation's and TV3's selling, general and administrative expenses of $2,839,000 and $1,385,000, respectively. The increase was also attributable to an increase at POP TV and PRO TV of $932,000 and $884,000 respectively, offset in part by savings at CNTS of $445,000. POP TV's increase was attributable to higher marketing costs in response to stronger competition and promotion of the new second channel, Gajba TV. PRO TV's increase was a result of administrative and marketing expenses related to the addition of Acasa, the expansion of network affiliates and diversification into the production and post production businesses.

         Corporate expenses for the first six months of 1998 and 1997 were $26,962,000 and $14,036,000, respectively, an increase of $12,926,000. This increase is comprised of an increase in amortization of goodwill and allowance for development costs of $6,412,000, an increase in corporate operating costs and development expenses of $3,962,000 and a restructuring charge in the second quarter of 1998 of $2,552,000. The increase in amortization of goodwill and allowance for development costs was primarily attributable to the write-off of goodwill associated with the Company's Hungarian operations. The increase in corporate operating costs and development expenses was primarily attributable to expansion of operations in Poland and Hungary and costs for a back-up satellite for certain of the Company's stations.

         As a result of the above factors, the Company generated an operating loss of $46,835,000 for the first six months of 1998 compared to operating income of $424,000 for the first six months of 1997.

         Equity in loss of unconsolidated affiliates decreased by $9,229,000 to $874,000 for the first six months of 1998 from $10,103,000 for the first six months of 1997. This is a result of the Company's decision to terminate its ownership interests in German broadcast operations as of December 31, 1997, as well as improvements in the operations of Markiza TV and the Studio 1+1 Group. Both Markiza TV and Studio 1+1 recorded positive net income for the first six months of 1998.

         Loss on impairment of investments in unconsolidated affiliates of $20,707,000 for the first six months of 1997, was the result of the write-down of the Company's investments in Germany in the first quarter of 1997. The Company did not record any loss on impairment of investments in unconsolidated affiliates in the first six months of 1998.

         Net interest and other income decreased by $7,609,000 to negative $8,280,000 for the first six months of 1998 from negative $671,000 for the first six months of 1997. This decrease was primarily attributable to interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997.

         The net foreign currency exchange loss of $2,957,000 for the first six months of 1998 is primarily attributable to dollar denominated liabilities of TV3 and to the effect of the appreciation of the Czech koruna against the US dollar on the Company's borrowings from CS Bank which financed the Company's August 1996 purchase of a 22% interest in CNTS. Local operating currencies devalued considerably against the United States dollar during the first six months of 1997 when the Company recorded a net foreign currency exchange loss of $4,586,000.

         Provision for income taxes was $7,560,000 for the first six months of 1998 and $6,833,000 for the first six months of 1997. The increase was due to an increase in CNTS's taxable income.

         Minority interest in loss of consolidated Subsidiaries was $12,837,000 for the first half of 1998 compared with $656,000 for the first half of 1997. This increase was primarily the result of the addition to the Company's operations of Federation, which incurred losses.

         As a result of these factors, the net loss of the Company was $53,669,000 for the first six months of 1998 compared to $41,820,000 for the first six months of 1997.

Hungary

         The Company has commitments of approximately $18,600,000 for future programming rights with respect to TV3, which may not be fully realizable. The Company currently estimates that it will take further write-downs of up to $15,600,000 with regard to these commitments, of which approximately one-half is expected to be taken in the second half of 1998 with the balance taken in 1999 and 2000. In addition to the aforementioned program library the Company has approximately $16,500,000 of additional Hungarian assets and commitments.

Liquidity and Capital Resources

         Net cash used in operating activities was $34,882,000 in the six months ended June 30, 1998 compared to $11,065,000 in the same period in 1997. The increase in net cash used in operating activities of $23,817,000 was primarily the result of increased programming payments related to the new stations and increases in programming prices.

         Net cash used in investing activities was $18,731,000 in the six months ended June 30, 1998 compared to $39,451,000 in the same period in 1997. The decrease was attributable to the 1997 funding for the German operations, MobilRom and the Studio 1+1 Group, none of which were funded in the first six months of 1998, as well as a reduction in funding to TVN.

         Net cash used in financing activities for the first six months of 1998 was $3,095,000 compared to $9,786,000 for the same period in 1997. The difference was primarily the result of the repayment of a credit facility by CNTS in April 1997.

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

         In May 1998, CNTS declared a total dividend of Kc 550,000,000 ($16,014,000) of which the Company was paid Kc 277,510,000 ($8,926,000) in May
1998 and will be paid Kc 236,870,000 ($7,088,000) in August 1998. The remainder of the CNTS total dividend is paid to minority shareholders. The Company's voting power is sufficient to compel CNTS to make distributions.

         As a result of the factors described above, the Company had cash and cash equivalents of $49,803,000 at June 30, 1998 (compared to $106,257,000 at December 31, 1997).

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

         On August 11, 1997, the Company purchased a 5.8% interest in CNTS from certain of the partners of CET 21 for a purchase price of $28,537,000, to be paid in installments through February 15, 2000. As of June 30, 1998, the Company had paid $17,912,000 of the purchase price and is obligated to make further payments of $2,750,000 during 1998, $5,313,000 during 1999, and $2,562,000 during 2000. Each further payment is subject to increase to an amount equal to the value of such payment as if it had been invested in CME's Class A Common Stock at a purchase price of $23.375 per share.

         On August 1, 1996, the Company purchased CS Bank's 22% economic interest and virtually all of CS Bank's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS Bank to finance 85% of the purchase price. The principal outstanding at June 30, 1998 was Kc 678,200,000 ($20,293,000). Quarterly
payments on the loan are required through August 2002.

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. CNTS has a line of credit with CS Bank for up to Kc 250,000,000 ($7,480,000). In October 1997, CNTS entered into a Kc 500,000,000 ($14,960,000) line of credit with ING Bank which may be drawn in Czech koruna, German marks or United States dollars and matures in October 1999. CNTS had no borrowings under these facilities at June 30, 1998. The facilities are secured by CNTS's equipment, vehicles and receivables.

         In June 1997, in connection with CNTS's acquisition of Nova TV's main studios and offices, CNTS assumed the obligations of a loan from CS Bank secured by a mortgage on the studios and offices. The loan provides for quarterly payments of Kc 16,500,000 ($494,000) through December 1999. As of June 30, 1998, the outstanding balance under the CS Loan was Kc 93,000,000 ($2,783,000).

         In February 1998, Markiza TV entered into two revolving credit facilities. The first facility consists of a $3,000,000 line of credit from Bank Austria which matures in March 2001. The second facility consists of an Sk 100,000,000 ($2,832,000) line of credit from Bank Austria which matures in September 2000. As of June 30, 1998, Markiza TV had no borrowings under these facilities. These facilities are secured by Markiza TV's land and buildings.

         In April 1998, POP TV entered into a multicurrency $5.0 million loan agreement with Creditanstalt AG which matures in April 2005. As of June 30, 1998, the outstanding balance under the Creditanstalt loan was $3,285,000. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit and the second facility consists of a $4,000,000 long-term loan. Since April 1998, both facilities have borne interest at 10% per annum. PRO TV is negotiating a repayment plan with Tiriac Bank, as the loan is currently past due. At June 30, 1998, $1,628,000 and $3,845,000 were outstanding under the line of credit and the long-term loan, respectively. These facilities are secured by PRO TV's equipment and vehicles.

         TVN Sp.zo.o. has borrowings of $13,790,000 under four short-term bridge loan agreements with three Polish banks. Three loans with $9,035,000 in the aggregate outstanding at June 30, 1998 are guaranteed by the Company. The fourth loan for $4,760,000 is guaranteed by the Company's partner in Poland, ITI. These loans are drawn in Polish zloty and United States dollars. It is anticipated that the remaining loans will be repaid by TVN Sp.zo.o. and Federation from a $22,000,000 revolving credit facility, currently being negotiated with a syndicate of Polish banks. There can be no assurance that TVN will be able to close such facility. During February 1998, the Company advanced $12,000,000 to its operations in Poland, $6,000,000 of which is guaranteed by ITI. In addition, the Company has entered into a $28,662,000 commitment to provide satellite support for TVN through 2010 (with approximately equal payments due each year) and has $35,000,000 in multi-year contracted programming commitments in support of TVN, of which $25,000,000 may be sub-licensed to third parties and is to be paid over eight years.

         CME and its partner, the Polish media group ITI, continue to engage in efforts to secure TVN's licenses in Warsaw and Lodz and extend signal distribution. The station had negative EBITDA of $8,423,000 for the second quarter of 1998. CME and ITI continue to have intensive discussions with regard to TVN's positioning in the market, programming and promotional strategy and financing. If such efforts and discussions are successful, the Company may fund TVN with up to an additional $30,000,000 before the end of 1998. If such efforts and discussions are not successful or cannot be achieved on a timely basis there can be no assurance that CME will not have to take a reduction of a portion or all of the carrying value of its investments in Poland. Any future shareholder funding for the Poland operations by CME is expected to be matched by ITI.

         TV3 has borrowings of HUF 279,000,000 ($1,272,000) from a local Hungarian bank. The loan requires quarterly repayments from March 1999 until December 2000 and is secured by pledges of certain fixed assets of TV3. The Company has loaned $1,384,000 to TV3 since December 31, 1997 and may loan an additional $1,000,000 during 1998. The Company has made approximately $9,878,000 in programming payments on behalf of TV3 since December 31, 1997 and has additional programming payments due for TV3 in 1998, 1999 and beyond of approximately $15,297,000, $6,000,000 and $5,860,000, respectively.

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

         The Company believes that its current cash balances, cash generated from CNTS, local financing of broadcast operations, the sale of the Company's interest in MobilRom and the closing of the Proposed ING Credit Facility should be adequate to satisfy the Company's operating and capital requirements for its current operations through mid-1999. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing. There can be no assurance that the Company will be able to complete a sale of its interest in MobilRom or close the Proposed ING Credit Facility.

Year 2000 Issue

         The "Year 2000 Issue" consists of computer programs and embedded technology in equipment defining years using the last two digits rather than all four digits of the applicable year and could result in the complete or partial failure of computer applications and equipment with embedded technology by or at the year 2000. The Company has established a Year 2000 compliance plan and timetable. The Company is conducting a comprehensive review to identify systems and equipment (both the Company's and that of third party vendors) that could be affected by the Year 2000 issue. The Company expects to complete by the end of 1998 (i) a systems and equipment review (including responses from third party vendors), (ii) an assessment of compliance costs and (iii) a plan for business continuity in the event that full compliance is not attainable. The Company's broadcast operations are highly dependent upon equipment with embedded computer technology (cameras, mixing equipment, broadcast equipment, etc.), the widespread failure of which would have a material adverse impact on the Company's results of operations. Accounting rules require Year 2000 compliance costs to be expensed as incurred.

Forward-looking Statements

         Statements made in "Liquidity and Capital Resources" and "Hungary" regarding future investments in existing television broadcast operations, business strategies, commitments and the future need for additional funds from outside sources, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and may in the future operate and general market and economic conditions in these countries. Important factors with respect to completion of the Company's Year 2000 compliance plan include the outcome of the Company's systems and equipment review and the extent to which Company and third party systems are found to be out of compliance.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against CME and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleged that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens. In June 1998, Perekhid filed a notice of appeal with the Court. Perekhid has nine months from the date it filed a notice of appeal to submit an appellate brief.

         In mid 1997, the Hungarian National Radio and Television Commission awarded two national television broadcast licenses to two consortia. The Company's consortium, IRISZ TV, was an unsuccessful bidder in the license tender process. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian National Radio and Television Commission and the two successful consortia, alleging that the Hungarian National Radio and Television Commission (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. On March 25, 1998, the Court denied IRISZ TV's claims. On May 8, 1998, IRISZ TV filed a notice of appeal with the Supreme Court and a hearing has been scheduled for November 16, 1998.

         Certain unsuccessful bidders for the licenses of northern Poland and the cities of Warsaw and Lodz filed a complaint against the National Radio and Television Council (the "National Council") to challenge the award of these licenses to TVN Sp.zo.o. In addition, one unsuccessful bidder has challenged the award of a regional license for central Poland to Polskie Media S.A. The petitioners alleged that (i) the competition for broadcasting licenses was unfair because the nature of the licenses awarded to TVN did not correspond with the announcement soliciting applications for such licenses; (ii) the decision of the National Council to submit only the winning applications to the Ministry of Telecommunications for confirmation of technical parameters of the licenses constituted unequal treatment of the applicants; and (iii) TVN is a foreign-controlled entity. The Supreme Administrative Court consolidated certain of these challenges and, in a ruling dated May 26, 1998, overturned the award of broadcasting licenses to TVN for Warsaw and Lodz as well as to Polskie Media for central Poland. A hearing in respect of the award of broadcasting license to TVN for northern Poland is scheduled for August 21, 1998. The decisions to overturn the licenses have not been implemented. The National Council has stated that it will endeavour to confirm the awards of the licenses to TVN. The Company believes that the broadcasting licenses have been properly awarded and will vigorously pursue all available remedies to ensure that TVN continues to broadcast.

         CET 21 s.r.o. has granted CNTS, which operates Nova TV, the exclusive access to the use of the Nova TV broadcast license. The Company has been informed by CET 21 that in May 1997, one of the owners of CET 21 filed a claim against CET 21 in the Regional Commercial Court of Prague alleging that CET 21 and the Czech Radio and Television Council did not satisfy all required procedures for approving certain transfers of CET 21 ownership interests and requesting that such transfers be invalidated on the grounds that CET 21 approved such transfers at procedurally deficient general meetings. The Court ruled in favor of the plaintiff. CET 21 appealed the decision. The Company believes that the outcome of this action will not have an impact on the ownership structure of CET 21, as the transfers at issue were reconfirmed at general meetings of CET 21 which have not been challenged.

         The Company has been informed by CET 21 that on July 31, 1998, the Czech Radio and Television Council notified CET 21 that the Council had initiated an administrative proceeding to investigate allegedly unbalanced reporting of information on Nova TV in violation of Czech broadcasting regulations. Under applicable Czech media laws, such a proceeding could result in fines, withdrawal of the Nova TV broadcast license from CET 21 or both. However, the Council has publicly stated that the objective of the proceeding is not to prevent Nova TV from broadcasting but rather to ensure that all broadcasting is in accordance with applicable laws. Based upon such public statement, as well as the advice of Czech legal counsel, the Company believes that the withdrawal of CET 21's license as a result of this proceeding to be remote. However, a withdrawal of the broadcast license from CET 21 would have a material adverse effect on the Company's operations and financial results.

         See CME's Form 10-Q for the quarter period ended March 31, 1998 for a description of certain other proceedings. There have been no material additional developments in such proceedings.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 4.  Submission of matters to a vote of security holders

         The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on June 5, 1998.

         a. Each of the nominees considered at the Annual Meeting of Shareholders was elected to serve as a Director of CME until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

         b. The proposal to consider and act upon a proposal to set at ten the maximum number of directors to serve on the Board of Directors until the next Annual General Meeting of Shareholders was approved, with 76,270,046 votes cast for approval, 116,049 votes cast against approval and 42,900 votes abstaining.

         c. The proposal to consider and act upon a proposal to amend CME's 1995 Stock Option Plan to (a) increase the maximum number of shares of CME's Common Stock reserved for issuance upon the exercise of options granted pursuant to the 1995 Stock Option Plan by 2,000,000 shares from 1,200,000 to 3,200,000 shares and (b) authorize the grant of options to purchase shares of Class B Common Stock of CME to eligible person in an amount not to exceed 10% of the number of shares of CME Common Stock for which options may be granted under the 1995 Stock Option Plan was approved, with 70,319,949 votes cast for approval, 4,226,971 votes cast against approval and 13,100 votes abstaining.

         d. The proposal to consider and act upon a proposal to grant to Ronald S. Lauder options to purchase 100,000 shares of Class B Common Stock of CME pursuant to CME's 1995 Amended Stock Option Plan was approved, with 21,011,674 votes cast for approval, 4,129,696 votes cast against approval and 49,418,650 votes abstaining.

         e. The proposal to consider and act upon a proposal to adopt the Director, Officer and Senior Executive Co-Investment Plan of CME, which includes the ability of CME to make matching loans in the aggregate amount of up to $2,000,000 to senior executives for the purchase of shares of CME's Common Stock was approved, with 72,225,149 votes cast for approval, 2,319,371 votes cast against approval and 15,500 votes abstaining.

         f. The proposal to consider and act upon a proposal to approve certain stock depreciation protection provisions in Leonard M. Fertig's severance agreement was approved, with 68,929,971 votes cast for approval, 5,614,249 votes cast against approval and 15,800 votes abstaining.

         g. The financial statements for CME for the fiscal year ending December 31, 1997, together with the auditors report thereon, were approved, with 76,416,096 votes cast for approval, 1,567 votes cast against approval and 11,332 votes abstaining.

         h. The proposal to appoint Arthur Andersen & Co. as auditors for CME and to authorize the directors to approve their fees was approved, with 76,415,378 votes cast for approval, 3,517 votes cast against approval and 10,100 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

a)  The following exhibits are attached:

27.01    Financial Data Schedule

b)  No reports on Form 8-K were filed during the quarter ended June 30, 1998

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1998                          /s/ Michel Delloye
                                               -------------------------
                                               Michel Delloye
                                               Chief Executive Officer
                                               (Duly Authorized Officer)

Date: August 12, 1998                          /s/ John A. Schwallie
                                               -------------------------
                                               John A. Schwallie
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

27.01    Financial Data Schedule