Form 10-Q
period 1998-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1998-11-12
CIK 925645

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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
                               Yes /X/    No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding as of November 6, 1998
-----                                       ----------------------------------

Class A Common Stock, par value $.01                     18,070,789
Class B Common Stock, par value $.01                      6,062,329

                                    PART 1

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

                          Consolidated Balance Sheets
                   September 30, 1998 and December 31, 1997
                                    ($000s)

                                       ASSETS                                   September 30,    December 31,
                                       ------                                      1998             1997
                                                                                -------------    ------------
                                                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..................................................     $ 31,240       $  106,257
  Restricted cash............................................................          274              800
  Accounts receivable, net...................................................       34,023           41,985
  Program rights costs, net..................................................       40,662           30,220
  Advances to affiliates.....................................................       15,403           14,675
  Other short-term assets....................................................       19,435           15,520
                                                                                -----------       ----------
           Total current assets..............................................      141,037          209,457

  Investments in unconsolidated affiliates...................................       52,809           58,552
  Investments................................................................       23,008           22,951
  Loans to affiliates........................................................       33,939           31,927
  Property, plant and equipment, net.........................................       70,547           68,090
  Program rights costs, net..................................................       21,063           12,851
  License costs and other intangibles, net...................................        6,274            6,208
  Goodwill, net..............................................................       53,383           66,451
  Deferred income taxes......................................................        1,653              746
  Other assets...............................................................       28,669           14,334

            Total assets.....................................................      432,382          491,567
                                                                                ===========       ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...................................       71,065           53,858
  Duties and other taxes payable.............................................       13,283           10,989
  Income taxes payable.......................................................          608            2,308
  Current portion of credit facilities and obligations under capital leases..        9,672           11,810
  Dividends payable..........................................................            -              996
  Investments payable........................................................        9,133           16,714
  Advances from affiliates...................................................       34,676           25,508
                                                                                -----------       ----------
            Total current liabilities........................................      138,437          122,183

  Deferred income taxes......................................................        1,780              916
  Long-term portion of credit facilities and obligations
    under capital leases.....................................................       25,785           24,204
  Investments payable........................................................        2,563            7,875
  $100,000,000 9 3/8 % Senior Notes..........................................       99,870           99,853
  DM 140,000,000 8 1/8 % Senior Notes........................................       83,611           77,513
  Other Liabilities..........................................................          762              199
  Minority interest in consolidated subsidiaries.............................            -            1,241

  Commitments and contingencies (Note 5).....................................

SHAREHOLDERS' EQUITY:
  Class A Common Stock, $0.01 par value: authorized:
  100,000,000 shares at September 30, 1998 and December 31, 1997 issued and outstanding: 18,070,789 at September 30, 1998 and
  16,934,894 at December 31, 1997;...........................................          181              169
  Class B Common Stock, $0.01 par value: authorized:
  15,000,000 shares at September 30, 1998 and December 31, 1997;
  issued and outstanding: 6,062,329 at September 30, 1998 and
  7,064,475 at December 31, 1997.............................................           61               71
  Additional paid-in capital.................................................      333,895          332,386
  Accumulated deficit........................................................    (251,793)        (163,096)
  Cumulative currency translation adjustment.................................      (2,770)         (11,947)
                                                                                -----------       ----------
  Total shareholders' equity.................................................       79,574          157,583
                                                                                -----------       ----------
  Total liabilities and shareholders' equity.................................     $432,382         $491,567
                                                                                ===========       ==========

                                       2

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($000s, except per share data)
                                  (UNAUDITED)

                                                              For the three months ended          For the nine months ended
                                                                    September 30,                       September 30,
                                                             ----------------------------      ------------------------------
                                                                  1998          1997              1998           1997
                                                                  ----
Gross revenues.............................................       $ 47,371      $ 30,679         $ 175,283      $ 121,594
Discounts and agency commissions...........................       (10,781)       (6,911)          (37,923)       (27,192)
                                                             -------------   -----------       -----------    -----------
Net revenues...............................................         36,590        23,768           137,360         94,402

Station expenses:
  Other operating costs and expenses.......................         24,583        13,054            76,031         41,003
  Amortization of programming rights.......................         14,508         4,630            57,809         14,521
  Depreciation of station fixed assets and
    other intangibles......................................          4,877         3,740            14,658         11,240
                                                             -------------   -----------       -----------    -----------
  Total station operating costs and expenses                        43,968        21,424           148,498         66,764
  Selling, general and administrative expenses                       9,443         4,422            25,556         15,256

Corporate expenses:

  Corporate operating costs and development expenses                 5,000         5,669            18,403         15,110
  Amortization of goodwill and allowance for development costs       2,311         2,835            13,318          7,430
   Restructuring charge (Note 3)...........................              -             -             2,552              -
                                                             -------------   -----------       -----------    -----------
                                                                     7,311         8,504            34,273         22,540

Operating loss.............................................       (24,132)      (10,582)          (70,967)       (10,158)
Equity in loss of unconsolidated affiliates (Note 4)               (2,624)       (6,219)           (3,498)       (16,322)
Loss on impairment of investments in unconsolidated
  affiliates (Note 4)......................................              -             -                 -       (20,707)
Net interest and other income..............................        (5,191)       (1,551)          (13,471)        (2,222)
Foreign currency exchange loss, net........................        (5,996)       (1,999)           (8,953)        (6,585)
                                                             -------------   -----------       -----------    -----------

Loss before provision for income taxes                            (37,943)      (20,351)          (96,889)       (55,994)
Provision for income taxes.................................          (866)       (1,093)           (8,426)        (7,926)
                                                             -------------- -------------    -------------- --------------

Loss before minority interest..............................       (38,809)      (21,444)         (105,315)       (63,920)
Minority interest in loss (income)  of consolidated subsidiaries     3,781         2,627            16,618          3,283
                                                             -------------   -----------       -----------    -----------

Net Loss...................................................     $ (35,028)    $ (18,817)        $ (88,697)     $ (60,637)
                                                             =============   ===========       ===========    ===========

PER SHARE DATA:
Net loss per share (Note 2)................................
  Basic....................................................       $ (1.46)      $ (0.79)          $ (3.69)       $ (2.54)
                                                             =============   ===========       ===========    ===========
  Diluted..................................................       $ (1.46)      $ (0.79)          $ (3.69)       $ (2.54)
                                                             =============   ===========       ===========    ===========

Weighted average number of common shares outstanding (000s)

  Basic....................................................         24,063        23,877            24,063         23,877
                                                             =============   ===========       ===========    ===========
  Diluted..................................................         24,063        23,877            24,063         23,877
                                                             =============   ===========       ===========    ===========

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                Consolidated Statements of Shareholders' Equity
                 For the nine months ended September 30, 1998
                                    ($000s)
                                  (Unaudited)

                                                                                                   Accumulated
                                      Comprehensive  Class A   Class B                                Other             Total
                                       Income(loss)  Common    Common     Capital   Accumulated   Comprehensive     Shareholders'
                                                      Stock     Stock     Surplus    Deficit(1)     Income(2)          equity
                                     --------------  -------  ---------  ---------  -----------  ---------------------------------
BALANCE, December 31, 1997                              $169       $71   $332,386    $(163,096)     $(11,947)         $157,583

Comprehensive income:
   Net Loss                           $(88,697)                                      $(88,697)                       $(88,697)

   Other comprehensive income

   Unrealized translation
     adjustments                          9,177            -                    -                      $9,177           $9,177
                                     ----------

Comprehensive income                  $(79,520)
                                     ==========

Stock issued:
  Stock options exercised                                 $2         -     $1,509                                       $1,511
  Conversions from Class B to
     Class A                                             $10     $(10)
                                                     -------  --------   --------   -----------     ---------        ---------

BALANCE, September 30, 1998                             $181       $61   $333,895   $(251,793)       $(2,770)          $79,574
                                                     =======  ========   ========   ============    =========        =========


(1) Of the accumulated deficit of $251,793,000 at September 30, 1998, $86,847,000 represents accumulated losses in unconsolidated affiliates.

(2)   Represents foreign currency translation adjustments.

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                     Consolidated Statements of Cash Flows
                                    ($000s)
                                  (Unaudited)

                                                                             For the nine months ended
                                                                                   September 30,
                                                                               1998            1997
                                                                        ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss..........................................................             $(88,697)        $(60,637)

Adjustments to reconcile net loss to net cash used in
  operating activities:
    Equity in loss of unconsolidated affiliates...................                 3,498           16,322
    Loss on impairment of investments in unconsolidated
      affiliates..................................................                     -           20,707
    Depreciation and amortization (excluding amortization of
      barter programs)............................................                88,523           32,401
    Minority interest in loss of consolidated subsidiaries........              (16,618)          (3,283)
    Valuation allowance for development costs.....................                     -              538
    Accounts receivable and other debit balances..................                11,154           11,305
    Program rights paid...........................................              (53,842)         (16,679)
    Advances to affiliates........................................                 8,371          (6,575)
    Other short-term assets.......................................               (3,812)          (5,180)
    Accounts payable and accrued liabilities......................               (4,457)              819
    Income and other taxes payable................................                   976          (3,382)
                                                                        ----------------------------------
          Net cash used in operating activities...................              (54,904)         (13,644)
                                                                        ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in unconsolidated affiliates......................               (1,152)         (11,129)
    Other Investments.............................................                  (55)         (23,505)
    Restricted cash...............................................                   526            1,910
    Acquisition of fixed assets...................................              (11,209)          (7,693)
    Acquisition of minority shareholder's interest................               (9,930)          (8,694)
    Loans and advances to affiliates..............................               (2,012)         (18,826)
    Payments for license costs, other assets and intangibles......               (1,759)            (571)
    Development costs.............................................                     -         (12,040)
                                                                        ----------------------------------
        Net cash used in investing activities.....................              (25,591)         (80,548)
                                                                        ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Credit facilities and payments under capital leases...........                 5,030          (2,906)
    Dividends paid to minority shareholders.......................               (1,777)          (1,650)
    Issuance of debt, net of related costs .......................                     -          169,572
    Capital contributed by shareholders...........................                 1,509            1,647
    Other long term liabilities...................................                 (528)            (225)
    Investments by minority shareholders in consolidated subsidiaries                  -            2,800
                                                                        ----------------------------------
         Net cash provided by financing activities................                 4,234          169,238
                                                                        ----------------------------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH......................                 1,244          (1,442)
                                                                        ----------------------------------
        Net decrease in cash and cash equivalents.................              (75,017)           73,604

CASH AND CASH EQUIVALENTS, beginning of period...................                106,257           81,403
                                                                        ----------------------------------

CASH AND CASH EQUIVALENTS, end of period........................                 $31,240         $155,007
                                                                        ==================================

SUPPLEMENTAL INFORMATION
Cash paid for:

        Interest..................................................               $19,008           $4,458
        Income Taxes..............................................               $12,647          $20,614

                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                  Notes to Consolidated Financial Statements
                              September 30, 1998

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

         In the Czech Republic, the Company owns a 99% voting and economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), which operates Nova TV, a private national television station in the Czech Republic. The Company owns a 76% interest in Radio Alfa a.s. ("Radio Alfa"), one of two private national radio broadcasters in the Czech Republic. The license to operate Radio Alfa expires in February 1999 and has not been re-awarded to Radio Alfa, which will cease broadcast operations prior to the expiration of the license.

         In Romania, the Company and its local partners operate PRO TV, a commercial television network, and a second channel, Acasa, through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% equity interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International holding many of the licenses for the stations comprising the PRO TV network. The Company owns a 96% equity interest in Unimedia SRL ("Unimedia"), which owns a 10% equity interest in a consortium, MobilRom, which operates a GSM cellular telephone network in Romania. In August 1998 the Company engaged an investment bank to assist in a potential sale of the Company's interest in MobilRom.

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

         In the Slovak Republic, the Company owns an 80% non-controlling economic interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS"), which operates the national television station Markiza TV. Markiza-Slovakia s.r.o., the broadcast license holder, and STS have entered into an agreement pursuant to which STS is entitled to provide exclusive commercial television services to Markiza-Slovakia s.r.o. See Part II, Item 1 "Legal Proceedings".

         In Hungary, the Company owns an 89% equity interest in Budapesti Kommunikacios Rt. ("TV3"), a television station operating in Budapest and distributing its signal by satellite to cable systems throughout Hungary. The Company wholly owns Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and duplication company and owns 24.9% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ("2002 Kft"), a broadcasting company.

         In Poland, the Company owns a 50% direct interest in Federacja
Sp.zo.o. ("Federation"). The Company owns an additional 5% indirect interest in Federation through its 10% equity interest in ITI Media Group N.V., which owns a 50% interest in Federation. The Company's 10% equity interest in ITI Media Group N.V. is subject to put and call options between the Company and ITI, exerciseable from August 2000 until August 2003. TVN Sp.z o.o., owned 67% by ITI and 33% by the Company, was granted broadcast licenses for northern Poland and the cities of Warsaw and Lodz, and in addition, wholly owns a private regional television station in southern Poland. Federation has entered into agreements to provide programming and advertising services to TVN Sp.zo.o. (See Note 5). In December 1997, TVN Sp.zo.o. acquired 22% of Polskie Media
S.A., a private regional television station operating under the name "Nasza TV" in central Poland. Ronald S. Lauder, the non-executive Chairman of the Board of CME, owns a non-controlling indirect minority interest in ITI Holdings S.A., a company publicly traded on the Luxembourg Stock Exchange which owns 90% of ITI Media Group N.V. See Part II, Item 1 "Legal Proceedings" regarding challenges to the awards of broadcast licenses to TVN Sp.zo.o.

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

2.       Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). In the opinion of management, these consolidated financial statements include all adjustments necessary to fairly state the Company's financial position and results of operations. These financial statements, including the notes thereto, should be read in conjunction with CME's Form 10-K for the fiscal year ended December 31, 1997. The results for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the year.

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

Costs of Computer Software Developed or Obtained for Internal Use

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued the Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of the SOP have been met, directly attributable development costs should be capitalized. It also provides guidance on the treatment of upgrade and maintenance expenditures. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Costs incurred prior to initial application of this SOP, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The Company expects that this SOP will have a minimal impact on its consolidated financial statements.

Costs of Start-Up Activities

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued the Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which generally requires that costs for start-up activities and organization costs should be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and initial adoption is required to be reflected as a cumulative effect of accounting change. The Company expects that this SOP will have a minimal impact on its consolidated financial statements.

Reclassifications

         Certain reclassifications and combinations have been made to prior period amounts to conform to current period classifications.

3.      Corporate Restructuring

         In the second quarter of 1998, the Company recorded a restructuring charge based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. This restructuring, which will result in the elimination of 20 positions, will be completed by January 1999. As a result, an accrual of $2,552,000 for severance and other associated costs was required to cover the costs of reducing senior management and various other positions over all sectors of the Company to levels more appropriately suited to the current direction of the Company. Costs of $1,713,000 have been paid as of September 30, 1998 and $839,000 of restructuring charges remained in accrued liabilities as of September 30, 1998.

4.      Summary Financial Information for Unconsolidated Affiliates.

                                                                        As of
                                -----------------------------------------------------------------------------------------------
                                             September 30, 1998                              December 31, 1997
                                ------------------------------------------------ ----------------------------------------------
             $000s                TVN Sp.z o.o.       Markiza        Studio            TVN           Markiza         Studio
             -----                                      TV          1+1 Group        Sp.zo.o.          TV          1+1 Group
                                ---------------      ---------      ---------       ---------       ---------     ------------
Current assets................       31,730            18,674           4,169          27,106          18,385          7,744
Non-current assets............       42,419            29,387          29,639          49,608          25,900         21,542
Current liabilities...........     (37,777)          (18,244)         (9,880)        (21,884)        (13,328)        (5,976)
Non-current liabilities.......     (29,054)           (1,201)         (7,688)        (41,812)           (998)        (6,000)
                                ---------------      ---------      ---------       ---------       ---------     ------------
Net assets....................        7,318            28,616          16,240          13,018          29,959         17,310
                                ===============      =========      =========       =========       =========     ============


                                                                  For the nine months ended,
                                        ------------------------------------------------------------------------------
                                                  September 30, 1998                     September 30, 1997
                                        ------------------------------------------------------------------------------
             $000s                       TVN Sp.zo.o.       Markiza          Studio          Markiza        Studio 1+1
             -----                                            TV           1+1 Group           TV            Group
                                         ------------     ---------       ----------       -----------     -----------
Net revenues.................               1,245          25,410          18,879           19,348           9,842
Operating (loss)/income......             (3,239)         (2,067)         (1,153)          (2,652)         (2,388)
Net (loss)/income............             (6,093)         (1,402)         (1,117)          (3,804)         (2,590)

                                                        For the three months ended,
                                        ---------------------------------------------------------------------------
                                                  September 30, 1998                     September 30, 1997
                                        ---------------------------------------------------------------------------
             $000s                       TVN Sp.zo.o.       Markiza          Studio          Markiza        Studio 1+1
             -----                                            TV           1+1 Group           TV            Group
                                         ------------      --------       ----------        ---------       ----------
Net revenues.................                   74           6,698           4,420            5,519           2,865
Operating (loss)/ income.....                (912)         (4,110)         (2,046)          (2,209)           (895)
Net (loss)/ income...........              (1,603)         (3,012)         (1,912)          (2,516)           (931)


         These tables above exclude the Company's former operations in Germany and the loss on impairment of investment in such operations. A $20,707,000 loss on impairment of investments in unconsolidated affiliates was recorded in the Company's Consolidated Statement of Operations for the nine months ended September 30, 1997 as a result of the write-down of the Company's investments in Germany.

5.      Commitments and Contingencies

Litigation

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against CME and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleged that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens. In June 1998, Perekhid filed a notice of appeal with the Court. Perekhid has nine months from the date it filed a notice of appeal to submit an appellate brief. On November 4, 1998, Perekhid notified the United States District Court for the Southern District of New York that it intends to file a related claim against CME in the High Court in London, United Kingdom.

Hungary

         Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The
Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. Accordingly, the Company took write-downs of $10,961,000 and $3,664,000 for the second and third quarters of 1998. The Company currently estimates that it will take further write-downs of up to $12,200,000 with regard to future programming rights, of which approximately $4,000,000 is expected to be taken in the fourth quarter of 1998 with the balance taken in 1999 and 2000. Program rights acquired by the Company under license agreements, and the related obligations involved are recorded as assets and liabilities when the programming is available for use and the license period begins which is in accordance with SFAS No. 63. The Company has commitments to make programming payments on behalf of TV3 in 1998, 1999 and beyond, of approximately $10,751,000, $5,708,000 and $5,747,000, respectively.

Poland

         CME and its partner, the Polish media group ITI, have thus far been unable to reach an agreement with regard to TVN's positioning in the Poland television market, programming, promotional strategy and financing, as well as, more recently, a dispute regarding the service relationship between Federation and TVN Sp. z o.o. Intensive discussions regarding these matters have taken place over the past several months. However, no agreement has yet been reached between CME and ITI and there can be no assurance that an agreement will be reached. If a satisfactory agreement with ITI is not reached in the near future, CME will likely have to take a reduction of a substantial portion or all of the carrying value of its investments in Poland, which together with associated commitments are estimated to be approximately $80,740,000 at September 30, 1998. Certain of these commitments are discussed below.

         TVN Sp.zo.o. has borrowings of $13,755,000 under four short-term bridge loan agreements with three Polish banks. Of these, three loans with $8,996,000 in the aggregate outstanding at September 30, 1998 are guaranteed by the Company. During February 1998, the Company advanced $12,000,000 to its operations in Poland, of which the repayment of $6,000,000 is guaranteed by ITI. The Company has commitments of approximately $22,847,000 to provide satellite support for TVN through 2010 (with approximately equal payments due each year) and commitments of approximately $33,700,000 for multi-year programming for TVN. The Company has the right to sublease the entire satellite commitment and to sublicense approximately $25,000,000 of the programming commitment (such sublicenseable portion of the programming commitment is payable over eight years). There can be no assurance that in the event that the Company seeks to sublease the satellite commitment or sub-license the programming commitments that the Company will be able to realize their full value.

Foreign Exchange Contracts

         In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At September 30, 1998, there were six forward exchange contracts outstanding for the purchase, in aggregate, of $3,000,000 by CNTS and the sale of Czech korunas. These contracts mature by February 26, 1999. No material exposure exists at September 30, 1998 as a result of these contracts.

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

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Czech Republic, Slovakia, Slovenia and Ukraine had the leading average nationwide audience shares for the first nine months of 1998 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for the same period. In October 1997, the Company launched television broadcast operations in Poland and Hungary.

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

         The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from Subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its Subsidiaries operate. The Subsidiaries' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, shareholders or creditors of these entities. The laws under which the Company's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

Selected Combined and Attributable Financial Information

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three months and the nine months ended September 30, 1998 and 1997 for the Company's operating entities. This financial information departs materially from GAAP.

         In the tables "Selected Combined Financial Information," revenues and operating expenses of certain entities (Markiza TV, the Studio 1+1 Group and TVN Sp.zo.o.) not consolidated in the Consolidated Financial Statements are aggregated with those of the Company's consolidated operations. In the tables "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of September 30, 1998. The tables separate the results of the new stations, TVN and TV3, from the results of the "Continuing Stations".

         The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. The third quarter 1998 $3,664,000 write-down of the TV3 program library is in addition to the write-down taken in the second quarter 1998 of $10,961,000. These write-downs, taken to reduce TV3's program library to the estimated net realizable value, are not reflected in the tables in order to provide a better indication of the underlying performance of TV3. In addition, intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                        Three Months Ended September 30,


                                          Net Revenue                  EBITDA               Broadcast Cash Flow
                                        ----------------------------------------------------------------------------
                                           1998         1997           1998          1997         1998         1997
                                           ----         ----           ----          ----         ----         ----
     CNTS............................     17,827       14,836          4,416         4,460          751        5,331
     PRO TV..........................      7,437        5,310        (3,387)       (1,244)      (1,982)      (2,660)
     Markiza TV .....................      6,698        5,519          (828)       (1,111)      (2,708)      (1,600)
     POP TV..........................      3,564        2,592        (2,096)       (1,820)      (2,312)      (1,923)
     Studio 1+1 Group................      4,420        2,865        (1,767)         (717)      (2,317)        (995)
                                        --------       ------       --------       -------    ---------      -------
Total Continuing Stations............     39,946       31,122        (3,662)         (432)      (8,568)      (1,847)

     TVN Sp.zo.o. / Federation.......      5,936          517        (3,753)            --      (9,050)           --
     TV3 (2).........................      1,052           --        (1,486)            --      (3,530)           --
                                        --------       ------       --------       -------    ---------      -------
Total New Stations...................      6,988          517        (5,239)            --     (12,580)           --

     Other operations (3)............        849        1,030           (93)         (185)         (93)        (185)
                                        --------       ------       --------       -------    ---------      -------
Total combined operations............     47,783       32,669        (8,994)         (617)     (21,241)      (2,032)
                                        ========       ======       ========       =======    =========      =======


                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                        Three months Ended September 30,

                                    Economic
                                    Interest (4)       Net Revenue                    EBITDA               Broadcast Cash Flow
                                    ------------       -----------                   -------               -------------------
                                                    1998          1997          1998          1997         1998          1997
                                                    ----          ----          ----          ----         ----          ----
    CNTS..........................     99%         17,649       14,688         4,372        4,415           743        5,278
    PRO TV........................     66%          4,908        3,505        (2,235)        (821)       (1,308)      (1,756)
    Markiza TV ...................     80%          5,358        4,415          (662)        (889)       (2,166)      (1,280)
    POP TV........................   85.3%          3,040        2,211        (1,788)      (1,552)       (1,972)      (1,640)
    Studio 1+1 Group                   50%          2,210        1,433          (884)        (359)       (1,159)        (498)
                                                  -------      -------      --------       -------      --------      -------
Total Continuing Stations                          33,165       26,252        (1,197)          794       (5,862)          104

    TVN Sp.zo.o. / Federation          50%          2,968          259        (1,877)           --       (4,525)            -
    TV3 (2).......................     89%            936           --        (1,323)           --       (3,142)            -
                                                  -------      -------      --------       -------      --------      -------
Total New Stations................                  3,904          259        (3,200)           --       (7,667)            -

     Other operations (3).........    100%            849        1,030           (93)         (185)         (93)        (185)
                                                  -------      -------      --------       -------      --------      -------
Total attributable operations.....                 37,918       27,541        (4,490)          609      (13,622)         (81)
                                                  =======      =======      ========       =======      ========      =======

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA is without the impact of the $3,664,000 ($3,261,000 attributable) write-down of the carrying value of capitalized costs of rights to program material.

(3) Other operations include Radio Alfa and Videovox.

(4) Economic interest as of September 30, 1998. For comparison between the three months ended September 30, 1998 and the same period in 1997, all results in this table are pro forma as if such percentages had also been in place during the three months ended September 30, 1997.

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                         Nine months Ended September 30,



                                              Net Revenue                    EBITDA               Broadcast Cash Flow
                                        --------------------------------------------------------------------------------
                                         1998           1997           1998          1997           1998           1997
                                         ----           ----           ----          ----           ----           ----
     CNTS.........................      70,103         63,331        30,447        29,082         24,457         28,589
     PRO TV.......................      26,764         18,393        (3,553)       (2,415)        (2,957)        (4,578)
     Markiza TV ..................      25,410         19,348         3,399           564          1,665         (1,053)
     POP TV.......................      15,020          9,734        (1,692)       (2,824)        (3,142)        (2,367)
     Studio 1+1 Group.............      18,879          9,842          (371)       (1,928)        (2,344)        (2,717)
                                       -------        -------       -------        ------        --------        -------
Total Continuing Stations.........     156,176        120,648        28,230        22,479         17,679         17,874


     TVN Sp.zo.o. / Federation          19,811          1,309       (24,424)           --        (19,599)            --
     TV3 (2)......................       3,632             --        (5,465)           --        (11,957)            --
                                       -------        -------       -------        ------        --------        -------
Total New Stations................      23,443          1,309       (29,889)           --        (31,556)            --

     Other operations (3).........       3,277          2,944            11          (672)            11           (672)
                                       -------        -------       -------        ------        --------        -------
Total combined operations.........     182,896        124,901        (1,648)       21,807        (13,866)        17,202
                                       =======        =======       =======        ======        ========        =======

                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                         Nine months Ended September 30,


                                    Economic
                                    Interest (4)       Net Revenue                    EBITDA               Broadcast Cash Flow
                                    ------------       -----------                   -------               -------------------
                                                    1998          1997          1998          1997         1998          1997
                                                    ----          ----          ----          ----         ----          ----
    CNTS..........................     99%        69,402         62,698        30,143        28,791       24,212       28,303
    PRO TV........................     66%        17,664         12,139        (2,345)       (1,594)      (1,952)      (3,021)
    Markiza TV ...................     80%        20,328         15,478         2,719           451        1,332         (842)
    POP TV........................   85.3%        12,812          8,303        (1,443)       (2,409)      (2,680)      (2,019)
    Studio 1+1 Group..............     50%         9,440          4,921          (186)         (964)      (1,172)      (1,359)
                                                 -------        -------       --------       -------     --------      -------
Total Continuing Stations.........               129,646        103,539        28,888        24,275       19,740       21,062

    TVN Sp.zo.o. / Federation.....     50%         9,906            655       (12,212)           --       (9,800)          --
    TV3 (2).......................     89%         3,232             --        (4,864)           --      (10,642)          --
                                                 -------        -------       --------       -------     --------      -------
Total New Stations................                13,138            655       (17,076)           --      (20,442)          --

    Other operations (3)..........    100%         3,277          2,944            11          (672)          11         (672)
                                                 -------        -------       --------       -------     --------      -------
Total attributable operations.....               146,061        107,138         11,823       23,603         (691)      20,390
                                                 =======        =======       ========       =======     ========      =======


(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA is without the impact of the $14,625,000 ($13,016,000 attributable) write-down of the carrying value of capitalized costs of rights to program material.

(3) Other operations include Radio Alfa and Videovox.

(4) Economic interest as of September 30, 1998. For comparison between the nine months ended September 30, 1998 and the same period in 1997, all results in this table are pro forma as if such percentages had also been in place during the nine months ended September 30, 1997.

Combined EBITDA for the three months ended September 30, 1998 compared to the three months ended September 30, 1997

         Continuing Stations

         The total combined EBITDA for the Continuing Stations decreased by $3,230,000 from negative $432,000 for the third quarter of 1997 to negative $3,662,000 for the third quarter of 1998.

         The Company believes that the current financial crisis in Russia resulted in a number of multi-national advertisers significantly reducing their advertising budgets in the month of September 1998 in many markets in Central and Eastern Europe, which adversely impacted station results in the Czech Republic, Romania, Slovenia, the Slovak Republic and Ukraine. Preliminary October 1998 results indicate that advertising budgets for multi-national advertisers in the Czech Republic, Slovenia and the Slovak Republic have returned to pre-Russia financial crisis levels but that Ukraine and Romania continue to be adversely impacted by the crisis.

         PRO TV's EBITDA decreased by $2,143,000 from negative $1,244,000 for the third quarter of 1997 to negative $3,387,000 for the third quarter of 1998. The decrease was primarily a result of an increase in station expenses of $4,270,000 or 65%. The increase is primarily attributable to costs associated with expansion of the network, including Acasa (second channel) launched in February 1998, higher prices of acquired programming and increased hours of self production. Net revenues for the third quarter of 1998 increased by $2,127,000, or 40%, over the same period in 1997. In September 1998, PRO TV's revenues were negatively impacted by the onset of the Russian financial crisis.

         The Studio 1+1 Group, recorded a negative EBITDA of $1,767,000 in the third quarter of 1998 compared to a negative EBITDA of $717,000 for the same period in 1997. Net revenues increased $1,555,000, or 54%, from third quarter 1997 to third quarter 1998, due to an increase in Studio 1+1's audience share and significant growth in the Ukrainian television advertising market during the first eight months of 1998. In September 1998, Studio 1+1's revenues were negatively impacted by the onset of the financial crisis in Russia. Combined July and August net revenues in 1998 were more than double those of July and August 1997. Station expenses were $2,605,000, or 73%, higher in the three months ended September 30, 1998 than in the three months ended September 30, 1997 as Studio 1+1 had not reached full scale operational levels in the third quarter of 1997.

         Markiza TV recorded an EBITDA increase of $283,000, or 25%, from the third quarter of 1997 to the third quarter of 1998, due to higher net revenues, offset in part by higher operating expenses. Net revenues increased by $1,179,000, or 21%, reflecting Markiza TV's continued market leadership in ratings and advertising share. Markiza's July and August 1998 net revenues were 30% over July and August 1997. September 1998 net revenues were only 5% above September 1997 net revenues due to the adverse impact of the Russian financial crisis. An increase in Markiza's station expenses of $896,000, or 14% is in line with inflationary increases in the Slovak Republic.

         POP TV's EBITDA decreased from negative $1,820,000 for the third quarter of 1997 to negative $2,096,000 for the third quarter of 1998, as a result of increased operating expenses, offset in part by higher net revenues. The increase in net revenues of $972,000, or 38%, was primarily a result of the growth of the overall television advertising market in Slovenia and POP TV's increased audience share. September revenues were adversely impacted by the Russian financial crisis. POP TV's station expenses increased $1,248,000, or 28%, for the third quarter of 1998 compared to the third quarter of 1997 primarily due to higher costs of acquired and locally produced programming. The cost of acquired programming increased primarily due to higher programming prices and the addition of Gajba TV, the second channel launched in October 1997.

         CNTS's EBITDA decreased by $44,000, or 1%, to $4,416,000 for the third quarter of 1998, compared with the third quarter of 1997. CNTS's net revenues increased by $2,991,000, or 20%, as a result of growth in the total television advertising market. This increase is primarily attributable to higher July and August revenues. CNTS's net revenues for September 1998 showed no growth over September 1997 due to the effects of the Russian financial crisis. Station expenses increased by a total of $3,035,000, or 29%, primarily due to higher production costs related to increased local production in response to audience demand.

         New Stations

         TVN in Poland and TV3 in Hungary, which both commenced operations in October 1997, recorded negative EBITDA of $3,753,000 and $1,486,000, respectively, for the third quarter of 1998.

         The Company recorded a $3,664,000 write-down of TV3's program library in the third quarter of 1998. Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. The carrying value of the capitalized costs of rights to program material has been adjusted down to its estimated net realizable value. The EBITDA reported on the table is before this write-down as the Company believes it provides a better indication of the underlying performance of the station. See "-Poland" and "-Hungary" below.

         Total Combined Operations

         The total Combined Operations EBITDA (before the write-down of TV3's programming library) decreased by $8,377,000 from negative $617,000 for the third quarter of 1997 to negative $8,994,000 for the third quarter of 1998. As described above, this decrease was primarily due to negative EBITDA reported by the Company's new operations in Poland and Hungary and to the negative impact of the Russian financial crisis which affected all stations in the month of September 1998.

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

         The exchange rates at the end of and for the periods indicated are shown in the table below.


                                                     Balance Sheet                        Income Statement
                                        ------------------------------------   -----------------------------------
                                                                                Average for the nine months ending
                                          At September   At December                         September 30,
                                            30, 1998      31, 1997    % Change       1998        1997      % Change
                                            --------      --------    --------       ----        ----      --------


Czech koruna equivalent of $1.00               29.94         34.64      13.6%       33.13       31.01        (6.8)%
German mark equivalent of $1.00                 1.67          1.80       7.2%        1.76        1.80         2.1%
Hungarian forint equivalent of $1.00          219.55        204.03      (7.6)%     214.26      188.00       (14.0)%
Polish zloty equivalent of $1.00                3.55          3.52      (1.0)%       3.52        3.15       (11.9)%
Romanian lei equivalent of $1.00               9,238         8,023     (15.1)%      9,050       6,837       (32.4)%
Slovak koruna equivalent of $1.00              34.70         34.78       0.2%       34.95       33.49        (4.4)%
Slovenian tolar equivalent of $1.00           158.08        169.18       6.6%      168.96      157.58        (7.2)%
Ukrainian hryvna equivalent of $1.00            3.40          1.90     (79.0)%       2.77        1.82       (52.0)%


         The Company's results of operations and financial position during the three months ended September 30, 1998 and the nine months ended September 30, 1998 were impacted by changes in foreign currency exchange rates since December 31, 1997.

         In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At September 30, 1998, there were six forward exchange contracts outstanding for the purchase, in aggregate, of $3,000,000 by CNTS and the sale of Czech korunas. These contracts mature by February 26, 1999. No material exposure exists at September 30, 1998 as a result of these contracts.

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

         CME's consolidated net revenues increased by $12,822,000, or 54%, to $36,590,000 for the third quarter of 1998 from $23,768,000 for the third quarter of 1997. The increase is attributable to the addition of revenues generated by the Company's new operations in Poland and Hungary, as well as double digit percentage revenue increases at the other consolidated television operations, CNTS, PRO TV and POP TV, offset in part by the effect of the Russian financial crisis on net revenues of all stations in the month of September 1998.

         Federation and TV3, which were not included in the Company's 1997 third quarter results, recorded net revenues of $5,863,000 and $1,052,000, respectively, for the third quarter of 1998. CNTS, PRO TV and POP TV's net revenues improved primarily due to growth in their respective television advertising markets.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $22,544,000, to $43,968,000 for the third quarter of 1998 from $21,424,000 for the third quarter of 1997. The increase in total station operating costs and expenses is primarily attributable to the addition of station operating costs and expenses of Federation and TV3 of $10,582,000 and $5,970,000, respectively. Of TV3's operating costs and expenses, $3,664,000 reflects the write-down of the carrying value of TV3's capitalized costs of rights to program material to its estimated net realizable value. The increase is also attributable to increases in operating costs and expenses at PRO TV of $3,913,000, CNTS of $1,822,000 and POP TV of $622,000.

         PRO TV's operating costs and expenses rose primarily as a result of expansion of network affiliates, higher prices of acquired programming and increased hours of self production. Both CNTS and POP TV's operating costs and expenses increases were primarily attributable to higher production costs as a result of increased local production in response to audience demand and higher acquired programming costs due to an increase in programming prices.

         Station selling, general and administrative expenses increased by $5,021,000 to $9,443,000 for the third quarter of 1998 from $4,422,000 for the third quarter of 1997. The increase is attributable to increases at PRO TV, CNTS and POP TV as well as to the addition of Federation and TV3 selling, general and administrative expenses of $1,907,000 and $355,000, respectively.

         PRO TV's third quarter 1998 selling, general and administrative expenses were $1,114,000, higher as a result of administrative and marketing expenses related to the addition of Acasa and development of production and post-production businesses. CNTS's and POP TV's selling, general and administrative expenses increased by $915,000 and $476,000 respectively, primarily due to increased marketing activity.

         Corporate operating costs and development expenses decreased by $669,000 from $5,669,000 for the third quarter 1997 to $5,000,000 for the third quarter of 1998. The third quarter of 1997 included one-time costs associated with launch activities in Poland and Hungary.

         Amortization of goodwill and allowance for development costs decreased by $524,000 from $2,835,000 for the third quarter 1997 to $2,311,000 for the third quarter 1998. Third quarter 1997 included amortization of goodwill relating to Radio Alfa which was fully written-down at year-end 1997.

         As a result of the above factors, the Company generated an operating loss of $24,132,000 for the third quarter of 1998 compared to operating loss of $10,582,000 for the third quarter of 1997.

         Equity in loss of unconsolidated affiliates decreased by $3,595,000 to a loss of $2,624,000 for the third quarter of 1998 from a loss of $6,219,000 for the third quarter of 1997. This is a result of the improvements in the operations of Markiza TV, lower loss in TVN Sp. z o.o. and the Company's termination of its loss-making German operations as of December 31, 1997.

         Net interest and other income decreased by $3,640,000 to negative $5,191,000 for the third quarter of 1998 from negative $1,551,000 for the third quarter of 1997. This decrease was primarily attributable to a full quarter of interest expense related to

CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997.

         The net foreign currency exchange loss increased to $5,996,000 for the third quarter 1998 from $1,999,000 for the third quarter of 1997. The loss increased due to the effect of the appreciation of the German mark against the United States dollar on the Company's DM denominated Senior Notes and the effect of the appreciation of Czech koruna against the United States dollar on the Company's Czech koruna denominated loan with CS Bank. This increase was offset in part by the effect of the appreciation of the Czech koruna and German mark on the Company's cash balances.

         Provision for income taxes was $866,000 for the third quarter of 1998, a decrease from $1,093,000 for the third quarter of 1997. The decrease was due to a reduction in CNTS's taxable income.

         Minority interest in loss of consolidated Subsidiaries was $3,781,000 for the third quarter of 1998, compared to minority interest in loss of consolidated Subsidiaries of $2,627,000 for the third quarter of 1997. This change was primarily the result of the addition to the Company's operations of Federation, which incurred start-up losses.

         As a result of these factors, the net loss of the Company was $35,028,000 for the third quarter of 1998 compared to $18,817,000 for the third quarter of 1997.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

         CME's consolidated net revenues increased by $42,958,000, or 46%, to $137,360,000 for the first nine months of 1998 from $94,402,000 for the first nine months of 1997. The increase is attributable to the addition of revenues generated by the Company's new operations in Poland and Hungary and double digit increases in net revenues at CNTS, PRO TV and POP TV, offset in part by the effect of the Russian financial crisis on net revenues of all stations in the month of September 1998.

          Federation and TV3, which were not included in the Company's first nine month results of 1997, recorded net revenues of $18,566,000 and $3,632,000, respectively, for the first nine months of 1998. PRO TV's, CNTS and POP TV's net revenues improved primarily due to the growth in their respective television advertising markets.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $81,734,000, to $148,498,000 for the first nine months of 1998 from $66,764,000 for the same period in 1997. The increase in total station operating costs and expenses is primarily attributable to the addition of station operating costs and expenses, of Federation and TV3 of $44,658,000 and $22,364,000, respectively. Of the TV3 operating costs and expenses, $14,625,000 reflects the write-down of the carrying value of TV3's capitalized costs of rights to program material to its estimated net realizable value.

         The increase in total operating costs and expenses is also attributable to the factors listed below. PRO TV had increases in operating costs and expenses of $9,643,000, primarily as a result of expansion of network affiliates, increased programming amortization costs, which reflect increased prices of acquired programming and the launch of the second channel Acasa in Romania. In addition, increased expenses were incurred due to an increase in the quantity of local production in response to increasing audience demand for local programming. Operating costs and expenses increased at CNTS by $3,653,000 as a result of increased local production in response to audience demand. Operating costs and expenses at POP TV increased by $2,483,000 primarily due to higher costs of acquired and locally produced programming. The cost of acquired programming increased due to higher programming prices and the addition of Gajba TV, the second channel launched in October 1997.

         Station selling, general and administrative expenses increased by $10,300,000 to $25,556,000 for the first nine months of 1998 from $15,256,000 for the first nine months of 1997. The increase in station selling, general and administrative expenses is primarily attributable to the addition of Federation's and TV3's selling, general and administrative expenses of $4,746,000 and $1,740,000, respectively. The increase was also attributable to increases of selling, general and administrative expenses at PRO TV, and, to a lesser extent, POP TV and CNTS.

         PRO TV's selling, general and administrative expenses increased by $1,998,000 as a result of administrative and marketing expenses related to the addition of Acasa, the expansion of network affiliates and development of production and post production businesses. POP TV's increase in selling, general and administrative expenses of $1,408,000 was attributable to higher marketing costs in response to stronger competition and promotion of the new second channel, Gajba TV. The increase in CNTS of $470,000 was a result of greater marketing activity.

         Corporate expenses for the first nine months of 1998 and 1997 were $34,273,000 and $22,540,000, respectively, an increase of $11,733,000. This increase is comprised of an increase in amortization of goodwill and allowance for development costs, an increase in corporate operating and development costs and a restructuring charge of $2,552,000 taken in the second quarter of 1998. The increase in amortization of goodwill and allowance for development costs of $5,888,000, is primarily attributable to the write-off of goodwill associated with the Company's Hungarian operations. The increase in corporate operating costs and development expenses of $3,293,000 is primarily attributable to expansion of operations in Poland and Hungary and costs of a back-up satellite for certain of the Company's stations.

         As a result of the above factors, the Company generated an operating loss of $70,967,000 for the first nine months of 1998 compared to operating loss of $10,158,000 for the first nine months of 1997.

         Equity in loss of unconsolidated affiliates decreased by $12,824,000 to $3,498,000 for the first nine months of 1998 from $16,322,000 for the first nine months of 1997. This is a result of the Company's decision to terminate its ownership interests in German broadcast operations as of December 31, 1997, as well as improvements in the operations of Markiza TV and Studio 1+1.

         Loss on impairment of investments in unconsolidated affiliates of $20,707,000 for the first nine months of 1997, was the result of the write-down of the Company's investments in Germany in the first quarter of 1997. The Company did not record any loss on impairment of investments in unconsolidated affiliates in the first nine months of 1998.

         Net interest and other income decreased by $11,249,000 to negative $13,471,000 for the first nine months of 1998 from negative $2,222,000 for the first nine months of 1997. This decrease was primarily attributable to interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997.

         The net foreign currency exchange loss of $8,953,000 for the first nine months of 1998 is primarily attributable to the effects of appreciation of the German mark against the United States dollar on the Company's DM denominated Senior Notes and the effects of the appreciation of Czech koruna against the United States dollar on the Company's borrowings from CS Bank which financed the Company's August 1996 purchase of a 22% interest in CNTS. The loss was offset in part by the effect of the appreciation of the Czech koruna and German mark on the Company's cash balances. Local operating currencies devalued considerably against the United States dollar during the first nine months of 1997 when the Company recorded a net foreign currency exchange loss of $6,585,000.

         Provision for income taxes was $8,426,000 for the first nine months of 1998 and $7,926,000 for the first nine months of 1997. The increase was due to an increase in CNTS's taxable income.

         Minority interest in loss of consolidated Subsidiaries was $16,618,000 for the first nine months of 1998 compared with $3,283,000 for the first nine months of 1997. This increase was primarily the result of the addition to the Company's operations of Federation, which incurred start-up losses.

         As a result of these factors, the net loss of the Company was $88,697,000 for the first nine months of 1998 compared to $60,637,000 for the first nine months of 1997.

Poland

         CME and its partner, the Polish media group ITI, continue to engage in efforts to secure TVN's licenses in Warsaw, Lodz and Poland's northern region and extend signal distribution. The Company's operations in Poland had negative EBITDA of $24,424,000 for the nine months ended September 30, 1998.
CME and ITI have thus far been unable to reach an agreement with regard to TVN's positioning in the Poland television market, programming, promotional strategy and financing, as well as, more recently, a dispute regarding the service relationship between Federation and TVN Sp.zo.o. Intensive discussions regarding these matters have taken place over the past several months. However, no agreement has yet been reached between CME and ITI and there can be no assurance that an agreement will be reached. If a satisfactory agreement with ITI is not reached in the near future, CME will likely have to take a reduction of a substantial portion or all of the carrying value of its investments in Poland, which together with associated commitments are estimated to be approximately $80,740,000 at September 30, 1998.

Hungary

         Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. Accordingly, the Company took write-downs with regard to commitments for programming rights for TV3 of $10,961,000 and $3,664,000 for the second and third quarters of 1998. The Company currently estimates that it will take further write-downs of up to $12,200,000 with regard to future programming rights, of which approximately $4,000,000 is expected to be taken in the fourth quarter of 1998 with the balance taken in 1999 and 2000. Program rights acquired by the Company under license agreements, and the related obligations incurred are recorded as assets and liabilities when the programming is available for use and the license period begins which is in accordance with SFAS No. 63.

Liquidity and Capital Resources

         Net cash used in operating activities was $54,904,000 in the nine months ended September 30, 1998 compared to $13,644,000 in the same period in 1997. The increase in net cash used in operating activities of $41,260,000 was primarily the result of increased programming payments related to the new stations and increases in programming prices.

         Net cash used in investing activities was $25,591,000 in the nine months ended September 30, 1998 compared to $80,548,000 in the same period in 1997. The decrease was attributable to the 1997 funding for the Company's German operations (which have been discontinued), MobilRom and the Studio 1+1 Group, none of which were funded in the first nine months of 1998, as well as a reduction in funding to TVN.

         Net cash provided by financing activities for the first nine months of 1998 was $4,234,000 compared to $169,238,000 for the same period in 1997. The difference was primarily due to the issuance of CME's Senior Notes and the exercise of an equity purchase option by one of the partners of PRO TV, both of which occurred in August 1997.

         In August 1997, CME issued the Senior Notes, which raised net proceeds of approximately $170,000,000. The Senior Notes are denominated in United States dollars, in part, and in German marks, in part. The United States dollar denominated Senior Notes bear interest at a rate of 9.375% per annum, and the German mark denominated Senior Notes bear interest at a rate of 8.125% per annum. The principal amount of the Senior Notes is repayable on their maturity date, August 15, 2004. The indentures governing the Senior Notes contain certain restrictions relating to the ability of CME and its Subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments in unconsolidated companies, declare and pay dividends (in the case of CME), sell assets and engage in extraordinary transactions.

         In May 1998, CNTS declared a total dividend of Kc 550,000,000 ($16,963,000) of which the Company was paid Kc 525,010,000 ($16,192,000). The remainder of the CNTS dividend is paid to minority shareholders. The Company's voting power is sufficient to compel CNTS to make distributions.

         As a result of the factors described above, the Company had cash and cash equivalents of $31,240,000 at September 30, 1998 compared to $106,257,000 at December 31, 1997.

         On November 12, 1998, the Company and RSL Capital LLC ("RSL"), a company wholly-owned by Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors, executed a commitment letter, pursuant to which, at the Company's option, RSL has agreed to make an equity investment in the Company of $22.725 million in exchange for shares of the Company's Class B Common Stock at a price equal to $15.00 per share. The purchase price per share is subject to adjustment as described below. Under the terms of the equity commitment, the Company's option expires on December 31, 1998. If the last reported daily trading price of the Company's Class A Common Stock on NASDAQ does not equal or exceed $15.00 for at least 20 consecutive trading days during the period commencing November 13, 1998 and ending November 12, 1999 (the "Measurement Period"), the Company will issue additional shares of Class B Common Stock to RSL for no additional consideration so that the average per share price for the shares of the Company's Class B Common Stock acquired by RSL will equal the average last reported daily trading price of the Company's Class A Common Stock during the Measurement Period, provided, that, in no event shall the average price per share for the shares of the Company's Class B Common Stock acquired by RSL be less than $10.00 per share. RSL will receive a commitment fee equal to $227,250. RSL's equity commitment is subject to customary closing conditions, including the execution of definitive agreements.

         The Company has executed a term sheet with ING Bank N.V. ("ING Bank") for a $25 million secured revolving credit facility with a term of up to three years to fund working capital requirements, as well as operating and capital expenditures (the "Proposed ING Credit Facility"). The availability of the Proposed ING Credit Facility is subject to definitive documentation and satisfaction of various conditions.

         On August 11, 1997, the Company purchased a 5.8% interest in CNTS from certain of the partners of CET 21 for a purchase price of $28,537,000, to be paid in installments through February 15, 2000. As of September 30, 1998, the Company had paid $20,662,000 of the purchase price and is obligated to make further payments of $5,313,000 during 1999, and $2,562,000 during 2000. Each further payment is subject to increase to an amount equal to the value of such payment as if it had been invested in CME's Class A Common Stock at a purchase price of $23.375 per share.

         On August 1, 1996, the Company purchased CS Bank's 22% economic interest and virtually all of CS Bank's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS Bank to finance 85% of the purchase price. The principal outstanding at September 30, 1998 was Kc 655,081,000 ($21,880,000). Quarterly payments on the loan are required through August 2002.

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. CNTS has a line of credit with CS Bank for up to Kc 250,000,000 ($8,350,000). In October 1997, CNTS entered into a Kc 500,000,000 ($16,700,000) line of credit with ING Bank which may be drawn in Czech koruna, German marks or United States dollars and matures in October 1999. CNTS had no borrowings under these facilities at September 30, 1998. The facilities are secured by CNTS's equipment, vehicles and receivables.

         In June 1997, in connection with CNTS's acquisition of Nova TV's main studios and offices, CNTS assumed the obligations of a loan from CS Bank secured by a mortgage on the studios and offices. The loan provides for quarterly payments of Kc 16,500,000 ($551,000) through December 1999. As of September 30, 1998, the outstanding balance under the CS Loan was Kc 76,500,000 ($2,555,000).

         In February 1998, Markiza TV entered into two revolving credit facilities. The first facility consists of a $3,000,000 line of credit from Bank Austria which matures in March 2001. The second facility consists of an Sk 100,000,000 ($2,882,000) line of credit from Bank Austria which matures in September 2000. These facilities are secured by Markiza TV's land and buildings. Bank Austria has notified Markiza TV that these facilities will not be available for draw-down as a result of a dispute regarding the ownership of Markiza-Slovakia s.r.o., the company which holds the Markiza TV broadcast license. The unavailability of these facilities has had no material impact on Markiza TV's business to date. See Part II, Item 1 "Legal Proceedings".

         In April 1998, POP TV entered into a multicurrency $5.0 million loan agreement with Creditanstalt AG which matures in April 2005. As of September 30, 1998, the outstanding balance under the Creditanstalt loan was $3,553,000. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit and the second facility consists of a $4,000,000 long-term loan. These loans mature in June 2000 and December 2002, respectively. At September 30, 1998, $1,576,000 and $3,854,000 were outstanding under the line of credit and the long-term loan, respectively. These facilities are secured by PRO TV's equipment and vehicles.

         TVN Sp.zo.o. has borrowings of $13,755,000 under four short-term bridge loan agreements with three Polish banks. Of these, three loans with $8,996,000 in the aggregate outstanding at September 30, 1998 are guaranteed by the Company. The fourth loan for $4,759,000 is guaranteed by the Company's partner in Poland, ITI. These loans are drawn in Polish zloty and United
States dollars. It is anticipated that these loans will be repaid by TVN Sp.zo.o. and Federation from a $22,000,000 revolving credit facility with a syndicate of Polish banks, the availability of which is subject to the satisfaction of various conditions. During February 1998, the Company advanced $12,000,000 to its operations in Poland, of which the repayment of $6,000,000 is guaranteed by ITI. The Company has commitments of approximately $22,847,000 to provide satellite support for TVN through 2010 (with approximately equal payments due each year) and commitments of approximately $33,700,000 for multi-year programming for TVN. The Company has the right to sublease the entire satellite commitment and to sublicense approximately $25,000,000 of the programming commitment (such sublicenseable portion of the programming commitment is payable over eight years). There can be no assurance that in the event that the Company seeks to sublease the satellite commitment or sub-license the programming commitments that the Company will be able to realize their full value. The Company anticipates the need for additional financing for these operations. The ability to obtain such financing may be negatively impacted by the ongoing disagreements between CME and its Polish partner. See "-Poland."

         TV3 has borrowings of HUF 279,000,000 ($1,271,000) from a local Hungarian bank. The loan requires quarterly repayments from March 1999 until December 2000 and is secured by pledges of certain fixed assets of TV3. The Company has loaned $8,180,000 to TV3 since December 31, 1997 and may loan an additional $620,000 during 1998. The Company has made approximately $10,365,000 in programming payments on behalf of TV3 since December 31, 1997 and has additional programming payments due for TV3 in 1998, 1999 and beyond of approximately $10,751,000, $5,708,000 and $5,747,000, respectively.

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

         Except for the Company's working capital requirements, the Company's future cash needs will depend on the Company's financial performance and its future acquisition and development decisions. The Company continues to invest in its existing broadcast operations and might engage in the development of additional broadcast operations. The Company incurs certain expenses in identifying and pursuing broadcast opportunities before any investment decision is made.

         The Company believes that taken together its current cash balances, cash generated from CNTS, local financing of broadcast operations, the sale of the Company's interest in MobilRom, the closing of the Proposed ING Credit Facility and the RSL equity commitment should be adequate to satisfy the Company's operating and capital requirements for its current operations through the latter part of 1999. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing. There can be no assurance that the Company will be able to complete a sale of its interest in MobilRom or close the Proposed ING Credit Facility.

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

         The Company expects to complete by the end of 1998 (i) a systems and equipment review (including responses from third party vendors), (ii) an assessment of compliance costs and (iii) a plan for business continuity in the event that full compliance is not attainable and then proceed through implementation, testing and management.

         The Company's broadcast operations are highly dependent upon equipment with embedded computer technology (cameras, mixing equipment, broadcast equipment, etc.), the widespread failure of which would have a material adverse impact on the Company's results of operations. The Company will continually review its progress against its year 2000 plans and are in the process of developing the appropriate and feasible contingency plans to reduce its exposure to Year 2000 issues. Accounting rules require Year 2000 compliance costs to be expensed as incurred.

Forward-looking Statements

         Statements made in "Selected Combined and Attributable Financial Information - Continuing Stations", "Results of Operations", "Liquidity and Capital Resources", "Poland" and "Hungary" regarding future investments in existing television broadcast operations, business strategies, commitments, the future need for additional funds from outside sources, notify and the performance of the Company's stations in the fourth quarter of 1998, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates, including the impact of the Russian financial crisis on the economies of these countries, and general market and economic conditions in these countries. Important factors with respect to completion of the Company's Year 2000 compliance plan include the outcome of the Company's systems and equipment review and the extent to which Company and third party systems are found to be out of compliance.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

         Certain unsuccessful bidders for the licenses of northern Poland and the cities of Warsaw and Lodz filed a complaint against the National Radio and Television Council (the "National Council") to challenge the award of these licenses to TVN Sp.zo.o. In addition, one unsuccessful bidder has challenged the award of a regional license for central Poland to Polskie Media S.A. The petitioners alleged that (i) the competition for broadcasting licenses was unfair because the nature of the licenses awarded to TVN did not correspond with the announcement soliciting applications for such licenses; (ii) the decision of the National Council to submit only the winning applications to the Ministry of Telecommunications for confirmation of technical parameters of the licenses constituted unequal treatment of the applicants; and (iii) TVN is a foreign-controlled entity. The Supreme Administrative Court consolidated certain of these challenges and, in a ruling dated May 26, 1998, overturned the award of broadcasting licenses to TVN for Warsaw and Lodz as well as to Polskie Media for central Poland. In a ruling dated October 1, 1998, the Supreme Administrative Court overturned the award of broadcasting license to TVN for northern Poland. The decisions to overturn the licenses have not been implemented. The National Council has stated that it will endeavor to confirm the awards of the licenses to TVN and has already initiated the regrant proceedings. The Company believes that the broadcasting licenses have been properly awarded and will vigorously pursue all available remedies to ensure that TVN continues to broadcast and that the licenses are regranted to TVN.

         In August 1998, Gamatex Ltd., a Slovak company, asserted that it had obtained 100% ownership of Markiza-Slovakia s.r.o. through an auction process arising out of an unsatisfied claim against Markiza-Slovakia s.r.o. Markiza-Slovakia s.r.o. holds the Markiza TV broadcast license and owns a 51% voting interest in STS. A number of legal proceedings are pending in the District Court of Bratislava and Regional Court of Bratislava in which the original owners of Markiza-Slovakia s.r.o. have claimed that Gamatex's ownership claims are not legally valid. STS has joined Markiza-Slovakia s.r.o. in a number of such proceedings, in particular proceedings to (i) confirm the interests of the original owners of Markiza-Slovakia s.r.o.; (ii) declare invalid Markiza-Slovakia s.r.o. and STS shareholders' meetings called by Gamatex without proper notice; and (iii) declare invalid Gamatex's claim to ownership in Markiza-Slovakia s.r.o.

         On April 30, 1997, Perekhid Media Enterprises Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against CME and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleged that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens. In June 1998, Perekhid filed a notice of appeal with the Court. Perekhid has nine months from the date it filed a notice of appeal to submit an appellate brief. On November 4, 1998, Perekhid notified the United States District Court for the Southern District of New York that it intends to file a related claim against CME in the High Court in London, United Kingdom.

         See CME's Form 10-Qs for the quarter periods ended March 31, 1998 and June 30, 1998 for a description of certain other proceedings. There have been no material additional developments in such proceedings.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 6.  Exhibits and Reports on Form 8-K.

a)  The following exhibits are attached:

27.01         Financial Data Schedule

b) No reports on Form 8-K were filed during the quarter ended September 30,
1998

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1998                  /s/ Michel Delloye
                                         ------------------

                                         Michel Delloye
                                         Chief Executive Officer
                                         (Duly Authorized Officer)

Date: November 12, 1998                  /s/ John A. Schwallie
                                         ---------------------

                                         John A. Schwallie
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX

27.01         Financial Data Schedule