Form 10-K
period 1998-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1999-03-30
CIK 925645

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K
                              --------------------

                  Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998    Commission File Number: 0-24796

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

           Securities registered pursuant to Section 12(g) of the Act:
                       Class A Common Stock, $0.01 par value
                              9.375% Notes Due 2004
                              8.125% Notes Due 2004
                              --------------------


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO _______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 17, 1999 was approximately $168,249,576

                              --------------------
    Number of shares of Class A Common Stock outstanding as of March 17, 1999:
18,106,789

    Number of shares of Class B Common Stock outstanding as of March 17, 1999:
7,577,329
                              --------------------

                        DOCUMENTS INCORPORATED BY REFERENCE

                   Document
                   --------                   Location in Form 10-K in Which
         Registrant's Proxy Statement            Document is Incorporated
           for the Annual Meeting of             ------------------------
     Shareholders to be held on June 8,1999               Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I

Item 1.      Business..........................................................3
Item 2.      Properties.......................................................22
Item 3.      Legal Proceedings................................................22
Item 4.      Submission of Matters to a Vote of Security Holders..............24

                                   PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters..........................................................25
Item 6.      Selected Financial Data..........................................25
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................27
Item 8.      Financial Statements and Supplementary data......................45
Item 9.      Changes in and Disagreements with accountants on accounting and financial disclosure.............................................98
                                  PART III

Item 10.     Directors and executive officers of the registrant...............98
Item 11.     Executive compensation...........................................98
Item 12.     Security Ownership Of Certain Beneficial Owners And Management...98
Item 13.     Certain relationships and related transactions...................98

                                  PART IV

Item 14.     Exhibits, financial statement schedules and reports on Form 8-K..99

SIGNATURES

                                    PART I

Item 1.  BUSINESS

General

         Central European Media Enterprises Ltd. ("CME") is a Bermuda corporation. All references to the "Company" include CME and its direct and indirect Subsidiaries, and all references to "Subsidiaries" include each corporation or partnership in which CME has a direct or indirect equity or voting interest.

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Czech Republic, the Slovak Republic, Slovenia and Ukraine had the leading nationwide audience shares for 1998 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1998. The Company's television studios, production facilities and editing suites at its national television stations produced approximately 14,000 hours of original programming in 1998 to support the Company's broadcasting operations, making it the largest private producer of local television programming in Central and Eastern Europe.

         The Company's television stations and networks, which reach an aggregate of approximately 84 million people in six countries, consist of the following:


                                  Population
                                  ----------                                     Technical      Economic         Voting
Country                              (1)           Stations and Networks          Reach (2)    Interest (3)    Interest (3)
-------                             ------         ---------------------          ---------    ------------   -------------
Czech Republic................         10.3    Nova TV.........................       10.2      99.0%          99.0%
Romania.......................         22.3    PRO TV / Acasa..................       15.8      66.0%          66.0%
Slovenia......................          2.0    POP TV / Gajba TV...............        1.7      85.5%          78.0%
Slovak Republic...............          5.4    Markiza TV......................        5.0      80.0%          49.0%
Ukraine.......................         49.8    Studio 1+1......................       47.3      60.0%          60.0%
Hungary.......................         10.2    TV3.............................        4.2      99.0%          99.0%
                                --------------                                 -------------
    Total.....................        100.0                                           84.2
                                ==============                                 =============

---------------------
(1) Country population in millions. Source: United States Bureau of the Census,
    February 1999.

(2) "Technical Reach" measures the number of people in millions who are able to receive the signals of the indicated stations and networks. Source: CME stations

(3) See discussion below under the heading "Corporate Structure".

         The Company's first national television operation began in February
1994 with the launch of Nova TV in the Czech Republic. Since then, Nova TV has consistently achieved an audience share in excess of 50%. The Company estimates that television advertising expenditures in the Czech Republic grew from approximately $67 million in 1993 to approximately $188 million in 1998. The
Company believes that Nova TV has achieved its success in large part by providing a wide range of popular programming designed to appeal to a mass market audience, including a mix of locally produced news and entertainment formats and films and television series acquired from major international distributors, and a format distinctly different from that offered by competing stations in terms of image and local focus. The Company believes that broadcasting a significant amount of locally produced programming and developing a distinctive independent news program gives a strong local identity to its stations, increases audience share and is desired by local regulatory authorities. The Company capitalized on its successful launch of Nova TV by adopting similar programming and operating strategies for PRO TV in Romania, POP TV in Slovenia, Markiza TV in the Slovak
Republic and Studio 1+1 in Ukraine.

         Unless otherwise noted, all statistical and financial information presented in this report has been converted into United States dollars using exchange rates as of December 31, 1998. All references to '$' or 'dollars' are to United States dollars, all references to 'Kc' are to Czech korunas, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenia tolar, all references to 'Sk' are to Slovak korunas, all references to 'Hrn' are to Ukrainian hryvna, all references to HUF are to Hungarian forints and all references to 'DM' are to German marks. The exchange rates as of December 31, 1998 used in this report are 29.86 Kc/$; 10,983 ROL/$; 161.20 SIT/$; 36.91 Sk/$;
3.43 Hrn/$; 217 HUF/$; and 1.67 DM/$.

Corporate Structure

         Central  European  Media  Enterprises  Ltd. was  incorporated  on June
15, 1994 under the laws of Bermuda. CME's assets are held through a series of Dutch and Netherlands Antilles holding companies. See "Recent Developments" for a description of the Reorganization Agreement entered into on March 29, 1999 with SBS Broadcasting S.A.

         Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service companies which provide programming, advertising and other services to the licenseholding companies.
References to Nova TV, POP TV, Gajba TV, PRO TV, Acasa, Markiza TV and Studio
1+1 in this report may be to either the license company or the service companies or both, as the case may be.


                                                                             CME                                      CME
                         License                                            Voting             TV Services           Voting
Country                  Expiration           TV License  Company          Interest              Company            Interest
-------                  ----------           -------------------          ---------            ----------          --------
Czech Republic.........  2005             CET.............................   1.25%      CNTS....................       99%
Romania................  2002 -2006       Pro TV S.R.L....................     49%      MPI ....................       66%
                                          Media Pro S.R.L.................      0%
Slovenia...............  2003 -2007       Tele 59 ........................     10%      Pro Plus................       78%
                                          MMTV............................     10%
Slovak Republic........  2007             Markiza-Slovakia s.r.o..........      0%      STS.....................       49%
Ukraine................  2007             Studio 1+1......................     15%      Innova, IMS, UAH........       60%
                                                                                        Prioritet...............       50%(1)

(1) 50% interest owned by UAH

         Czech Republic

         The Company currently owns a 99% voting and economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), with the remaining 1% voting and economic interest in CNTS held by CET 21 s.r.o. ("CET"). CET holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Dr. Vladimir Zelezny, the General Director of both CET and CNTS, owns a controlling 60% participation interest in CET. CNTS is governed by a Memorandum of Association and Investment Agreement. The Company has the right to appoint five of the seven members of CNTS's Committee of Representatives, which directs the affairs of CNTS. A representative of CET has certain delay and veto rights on non-economic programming matters related directly to the broadcast license.

         CNTS provides television and related services to CET, which broadcasts the Nova TV signal, pursuant to a Services Agreement with CET dated May 21, 1997 (the "Services Agreement"). In consideration for its activities under the Services Agreement, CNTS is entitled to retain revenues from sales of advertising on Nova TV less a monthly fee paid to CET.

         On March 19, 1999, CET provided CNTS with a copy of a letter, dated March 15, 1999 addressed to Dr. Zelezny as executive of CET and signed by the Chairman of the Czech Media Council, in which the Czech Media Council takes positions that appear inconsistent with the existing relationship between CNTS and CET. Among other things, the Czech Media Council has questioned the exclusive nature of the commercial relationship between CNTS and CET and the manner in which CET enters into certain broadcasting-related contracts. CME believes that the structure of Nova TV and the contracts and business dealings between CET and CNTS are in compliance with all applicable Czech laws and regulations. However, there can be no assurance that the Czech Media Council will conclude, as it has in the past, that such dealings are in compliance and there can be no assurance that the Czech Media Council will not require modifications of the arrangements between CET and CNTS.

         In this connection, CME has recently been engaged in discussions and negotiations with Dr. Zelezny regarding the relationship between CNTS and CET, including with respect to actions taken and proposed to be taken by CET concerning the acquisition of programming for CET and other matters with which CNTS disagrees. On behalf of CET, Dr. Zelezny has requested certain modifications in the CNTS Memorandum of Association and Investment Agreement and the Services Agreement, which modifications CME is resisting. CME has proposed to Dr. Zelezny alternative arrangements that it believes would solidify CNTS's contractual relationship with CET and satisfy Dr. Zelezny's concerns regarding the existing arrangements. However, there can be no assurance that CME and CNTS will be able to reach a satisfactory agreement with CET and Dr. Zelezny.

         CME and CNTS intend to take all available actions to protect their legal rights and financial interests in connection with Nova TV, and it is possible that the current disagreements with Dr. Zelezny could result in protracted litigation. If the Czech Media Council were to require significant changes in the current arrangements between CNTS and CET, or if the differences between CNTS and CET cannot be resolved, one or more material adverse affects on the business and financial condition of CNTS and CME could result, including a substantial reduction in the economic benefits currently enjoyed by CNTS and CME and, potentially, a termination of the existing commercial relationship between CNTS and CET.

         The Company owns a 76% interest in Radio Alfa a.s. v likvidoci, ("Radio Alfa"), formerly the service provider for a private national radio broadcaster in the Czech Republic. The license to operate the radio station expired in February 1999. Radio Alfa ceased to provide services as of December 31, 1998 and is being liquidated.

         Romania

         The Company's interest in PRO TV is governed by a Cooperation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa, which was launched in February 1998, are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV and Acasa network. Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain fundamental financial and corporate matters the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required. The Company owns 49% of the equity of PRO TV, SRL which holds 20 of the 23 licenses for the stations which comprise the PRO TV and Acasa network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned by Messrs. Sarbu and Tiriac. In addition, in Romania, the Company owns 70% of each of Media Vision SRL ("Media Vision"), a production and dubbing company, and Video Vision International SRL ("Video Vision"), a post-production company.

         On March 18, 1999, the Company sold its 9.6% equity interest in MobilRom S.A., a GSM telephone operator in Romania.

         Slovenia

         The Company's interest in POP TV and Gajba TV is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), forming Produkcija Plus d.o.o. ("Pro Plus"). Pro Plus provides programming to and sells advertising for the broadcast licenseholders MMTV and Tele 59 as well as additional affiliates. The Company currently owns 78% of the equity in Pro Plus, but has an effective economic interest of 85.5% as a result of its right to 33% of the profits of MMTV and 33% of the profits of Tele 59. Tele 59 currently owns a 21% equity interest in Pro Plus, and MMTV currently owns a 1% equity interest in Pro Plus. The Company owns 10% of the equity of each of Tele 59 and MMTV. Voting power and interests in profits of Pro Plus are equal to the partners' equity interests. All major decisions concerning the affairs of Pro Plus are made by the general meeting of partners and require a 70% affirmative vote. Certain fundamental financial and corporate matters require an 85% affirmative vote of the partners. The Company also owns a 20% interest in Meglic Telecom d.o.o. ("MTC") a cable operator in Ljubljana which owns a 67% economic interest in MMTV. In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia, which competes with POP TV (the "Kanal A Agreement"). There is currently an injunction in effect preventing the completion of the Kanal A Agreement. See
Item 3 "Legal Proceedings".

         Slovak Republic

         The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 (the "Slovak Agreement") between the Company and Markiza-Slovakia s.r.o. ("Markiza") forming Slovenska Televizna Spolocnost, s.r.o. ("STS"). Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49% voting interest and an 80% economic interest in STS. Markiza, which holds the television broadcast license, and STS have entered into an agreement under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 80% of the profits of STS, except that until the Company is repaid its capital contributions plus a priority return at the rate of 6% per annum on such capital contributions, 90% of the profits will be paid to the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees (two of whom have been named) of Markiza; however, all significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the
                                    6
partners. There is currently a litigation pending with respect to the ownership of Markiza. See "Item 3, Legal Proceedings".

         Ukraine

         The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% (increased from 50% in December 1998) equity interest in each of Innova Film GmbH ("Innova"), Ukraine Advertising Holding B.V. ("UAH") and International Media Services ("IMS"). UAH holds a 50% equity interest in Prioritet, a Ukrainian company engaged in advertising sales. Innova holds 100% of Intermedia, a Ukrainian company ("Intermedia"), which in turn holds a 30% equity interest in a separate Ukrainian company which holds the license to broadcast programming and sell advertising on UT-2 (the "UT-2 License"). Innova, IMS, Intermedia and Prioritet have entered into arrangements regarding the provision of programming and advertising sales services to Studio 1+1. Interests in profits of each entity in the Studio 1+1 Group are equal to equity interests held in such entities. All significant decisions of the entities in the Studio 1+1 Group are reserved for decision of the shareholders, requiring a majority vote (other than decisions of the shareholders of the Ukrainian company which holds the UT-2 broadcast license, which require a 75% vote). Certain fundamental corporate matters of these entities require 61% shareholder approval.

         Hungary

         In Hungary, the Company owns a 99% (increased from 89% in December
1998) equity interest in Budapesti Kommunikacios Rt ("TV3"), a television station distributing its signal via MMDS in Budapest and via satellite to cable systems throughout Hungary. The Company has the right to appoint all of the five members of the Board of Directors of TV3, all decisions of which require a simple majority. See Item 3 "Legal Proceedings" regarding the Company's consortium Irisz TV. The Company wholly owns Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and duplication company.

         Corporate

         CME Development Corporation, a wholly owned subsidiary of the Company, provides financial, legal, marketing, business development and administrative support services to the Company. CME Programming Services, Inc., a wholly owned subsidiary of the Company, provides programming, production and satellite transmission services to the Company's television broadcast operations in Central and Eastern Europe. See "Corporate Operations."

         The Company's registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and its telephone number is 441-296-1431. Certain of the Subsidiaries maintain offices at 18 D'Arblay Street, London W1V 3FP England, telephone number 44-171-292-7900.

Operating Environment

         Private commercial television stations (those which derive the majority of their revenues from the sale of advertising) generally began broadcasting in the United States in the 1940s, in most parts of Western Europe in the 1980s, but not until the 1990s in Central and Eastern Europe. Commercial television has become an important medium for advertisers in the more developed advertising markets. For example, in 1998 television advertising expenditures totaled $44 billion in the United States and an aggregate of $25 billion in the 15 countries in the European Union. The Company believes that, over time, television advertising expenditures in Central and Eastern European countries, which are currently relatively low, will follow a pattern of development similar to that of Western Europe and the United States.

         The following two tables set forth (i) the population, number of TV households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where the Company has broadcast operations and (ii) the recent growth in television advertising expenditures in those countries.

                                                                   TV            Per Capita GDP            % Cable
Country                                 Population (1)        Households (2)          1998 (3)           Penetration (4)
-------                                --------------       ------------------       --------           ---------------
Czech Republic......................          10.3                  3.9                $5,490                   17%
Romania.............................          22.3                  6.7                $1,830                   44%
Slovenia............................           2.0                  0.6                $9,240                   40%
Slovak Republic.....................           5.4                  1.8                $3,960                   30%
Ukraine.............................          49.8                 18.5                  $810                   12%
Hungary.............................          10.2                  3.7                $4,610                   41%
                                     -------------------   -------------------
    Total...........................         100.0                 35.2
                                     ====================  ===================

--------------------
(1) Source: United States Bureau of the Census, February 1999.

(2) Source: IP European Key Facts: Television '98. A TV household is a residential dwelling with one or more television sets.

(3) Source: Economist Intelligence Unit (except Slovenia, Source: TV East Europe January 1999).

(4) Source: IP European Key Facts: Television '98 (except Slovenia and Ukraine,
    Source: CME stations).

Television Advertising Expenditures


                     Country                             1993        1994        1995         1996        1997        1998
                     -------                             ----        ----        ----         ----        ----        ----
                                                                             US dollars (millions)
                                                  -------------------------------------------------------------------------
Czech Republic...................................        $ 67        $ 96       $ 135        $ 165       $ 163       $ 188
Romania..........................................         N/A           9          25           44          74          87
Slovenia ........................................          15          23          30           35          39          51
Slovak Republic..................................          15          18          26           39          47          56
Ukraine..........................................         N/A         N/A           9           21          53          65
Hungary..........................................         N/A         158         150          158         167         183


Note: All figures are current Company estimates. "N/A" - estimates not available.

European Regulations

         Access to the available frequencies is controlled by regulatory bodies in each country in which the Company operates. New awards of licenses to use broadcast frequencies occur infrequently.

         The European Union

         If any Central or Eastern European country in which the Company operates becomes a member of the European Union (the "EU"), the Company's broadcast operations in such country would be subject to relevant legislation of the EU, including programming content regulations. The Czech Republic, Hungary, Romania, the Slovak Republic and Slovenia have entered into or signed Association Agreements with the EU and some or all of these countries may be admitted to the EU as early as 2002.

         The EU's Television Without Frontiers directive (the "EU Directive") sets forth the legal framework for television broadcasting in the EU. It requires broadcasters, where "practicable and by appropriate means," to reserve a majority proportion of their broadcast time for "European works." Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. In addition, the EU Directive provides for a 10% quota of either broadcast time or programming budget for programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising spots, including direct sales advertising. Member states are free to introduce stricter content requirements than those in the EU Directive for broadcasters within their jurisdiction. The Company intends to align its broadcast operations with any applicable EU legislation.
The Company believes that the EU Directive, as currently drafted, will not have a material adverse effect on its operations.

         Council of Europe

         The Company's broadcast operations are all located in countries which are members of the Council of Europe, a supranational body through which international conventions are negotiated. In 1990, the Council of Europe adopted a Convention on Transfrontier Television, which provides for European programming content quotas similar to those in the EU Directive. This Convention has been ratified by some of the countries in which the Company operates (including Hungary and the Slovak Republic), but all countries in which the Company operates have already implemented its principles into their national media legislation.

Corporate Operations

         The Company's London based central service organization provides each television operation with a central resource, particularly in the start-up or early development phase of any project. The service functions provided include development, programming services and advertising sales.

Development

         CME Development Corporation ("CME Development") provides services to CME to assist it in managing the growth of its current operations, expanding its operations into new strategic markets, forming potential joint ventures and strategic alliances and executing acquisitions. CME Development also assists CME in identifying attractive markets for expansion as well as local partners in such markets, determines the vehicles through which, as well as the manner in which, the Company will enter such markets and oversees the implementation of these plans.

Programming Services

         Through CME Programming Services, Inc. ("CME Programming"), the Company provides an array of program-related services to its television operations in Central and Eastern Europe, including facilitating international contacts; program acquisition; schedule advisory; coordination of viewer research; exchange of best practices and expertise among the stations; various programming related studies and analyses; and legal advice. The Company has begun to, and intends to continue to, reduce overall program costs by co-ordinating the purchase of rights to films and programming on a regional basis, which the Company believes will provide it with significant advantages with international studios relative to national competitors.

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

         As seen in the table below, the Company's stations have the leading position in five out of six markets.


                                      Launch Date
                                      -----------          Technical       1998 Audience        Rank in
CME Station (1)                                             Reach (2)         Share (3)        market (3)
---------------                                             ---------         ---------        ----------
Nova TV.........................      February 1994            99%               51.7%             1
PRO TV..........................      December 1995            71%               38.0%             1
POP TV..........................      December 1995            84%               38.0%             1
Markiza TV......................      August 1996              92%               50.0%             1
Studio 1+1......................      January 1997             95%               32.2%             1
TV3.............................      October 1997             41%                3.0%             4

------------------
(1) Second channels in Romania (Acasa) and Slovenia (Gajba TV) are not included in this table
(2) Source: CME stations
(3) Nationwide audience share and rank (except Romania, which is audience share and rank within coverage area).Source: (Czech Republic: Taylor Nelson AGB,
    Romania:  CSOP Gallup,  Slovenia:  Gral Marketing,  Slovak Republic:
    Visio/MVK, Ukraine: SOCIS Gallup/Peoplemeter AGB Ukraine, Hungary: AGB Hungary)

Operations in the Czech Republic: Nova TV

General

         The Czech Republic is a parliamentary democracy of approximately 10.3 million people, which the Company believes has developed a stable market economy. Per capita GDP was an estimated $5,490 in 1998. On March 12, 1999, the Czech Republic formally joined NATO. Prior to 1992, television advertising in the Czech Republic was limited to two public channels. Since the onset of privatization activities in 1992, the Company estimates that the television advertising market in the Czech Republic has expanded to approximately $188 million in 1998.

         Nova TV is the leading commercial television station in the Czech Republic. Nova TV broadcasts pursuant to a 12 year license awarded to CET, which expires in January 2005. Nova TV reaches 99% of the Czech Republic's population.

         By adopting a different programming strategy than that historically followed by public television stations, including a mix of locally produced news and entertainment formats and film and television series acquired from international distributors, Nova TV has built and maintained significant market share during its first five years of operations. According to surveys undertaken by the independent polling agency Taylor Nelson AGB using Peoplemeter devices, Nova TV achieved an average nationwide audience share of 52% in 1998. Audience share represents the percentage of televisions turned on at a particular time which are tuned to a particular television station.

Programming

         Nova TV's programming strategy is to appeal to a mass market audience. The station broadcasts for 20 hours daily, including locally produced news, sports (including coverage of the Czech Republic's national soccer league), variety shows and other programming, as well as a broad range of popular films and series from international distributors. In 1998, Nova TV aired 3,275 hours of original local programming, which primarily consisted of light entertainment formats and game shows, a daily breakfast show, news broadcasts and news related shows and current and public affairs programming. In 1998, such original local programming comprised approximately 44% of Nova TV's broadcast time.

         Nova TV has acquired exclusive broadcasting rights in the Czech Republic or in the Czech language to a number of successful American and Western European programs and films (e.g., "Beverly Hills 90210", "Melrose Place", "Stargate", "Hercules" and "X-Files") produced by such companies as MGM, Warner Bros., Columbia Tri-Star Television and Paramount. In addition, Nova TV has recently entered into a three year exclusive deal for broadcasting the Ice Hockey World Championships. Nova TV has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into its news programs. Nova TV produced and co-organized many special events in 1998 including the Music Academy Awards and Miss Czech Republic. All foreign language programs and films are dubbed into the Czech language except for film musicals, which are subtitled.

Advertising

         Nova TV derives its revenues principally from the sale of commercial advertising time. In the Czech Republic most television advertising is sold through independent agencies and media buying groups. Nova TV currently serves over 200 advertisers, including large multinational advertisers such as Procter & Gamble, Unilever, Henkel and Nestle. In 1998, no single advertiser accounted for more than 10% of Nova TV's revenues.

         Nova TV is permitted to broadcast advertising for up to 10% of its broadcast time. In addition, a further 10% of broadcast time may be used for "direct sales" advertising. Its primary competitor, CT1, a public television station, is restricted to 1% of daily broadcast time for advertising. The Council for Radio and Television Broadcasting in the Czech Republic (the

"Czech Radio and Television Council") and the Act on the Operation of Radio and Television Broadcasting make certain distinctions between private and public broadcasters. For example, private broadcasters, such as Nova TV, are permitted to interrupt programming with advertising, while public broadcasters may not.

Competition

         Nova TV competes principally with CT1, which reaches 100% of the population, for audience, programming and advertising. Nova TV competes on a more limited basis with CT2, a public network of regional frequencies which reaches approximately 95% of the Czech Republic's population and Prima TV, a privately owned and operated television station serving approximately 75% of the country's population. There are no other significant television stations broadcasting Czech language programming to the Czech Republic.

         Limited competition for viewers also comes from local and foreign stations transmitted through cable and satellite television. Approximately 17% of all Czech Republic households currently have cable television and approximately 15% receive direct-to-home satellite television. The media authorities in the Czech Republic have licensed several companies to provide cable television services to the Czech Republic. The largest is Kabel Plus, with over 440,000 subscribers in the Czech and Slovak Republics. Czech authorities require cable operators to carry all over-the-air broadcasting within their areas free of charge.

         Nova TV competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, telephone directory advertising and direct mail.

Regulation

         Nova TV and the terms of the license granted to CET are regulated by the Czech Radio and Television Council pursuant to recently amended legislation. The license was granted to CET by the Czech Radio and Television Council until January 2005. See "Corporate Structure--Czech Republic" for a description of certain potential disputes regarding Nova TV.

         Under Czech legislation and license terms, Nova TV is required to comply with certain restrictions on programming and advertising. In addition to the restrictions discussed above under "--Advertising," advertising is not permitted during children's programming or the evening news. Restrictions on advertising content include that (i) tobacco advertising is prohibited, (ii) advertising targeted at children before or after children's programming is prohibited if such advertising promotes behavior that would endanger the health, physical or moral development of children, (iii) advertising of alcoholic beverages is restricted but not prohibited and (iv) members of the news department of Nova TV are prohibited from appearing in advertisements. There are also restrictions on the frequency of advertising breaks within a program.

Operations in Romania: PRO TV and Acasa

General

         Romania is a parliamentary democracy of approximately 22.3 million people. Per capita GDP was an estimated $1,830 in 1998. Approximately 86% of Romanian households have one or more television sets, and cable penetration is approximately 44%. According to the Company's estimates, television advertising totalled approximately $87 million in 1998.

         PRO TV is a national television broadcast network in Romania which was launched in December 1995. PRO TV reaches approximately 71% of the Romanian population of 22.3 million, including 94% of the urban population. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 250 cable systems throughout Romania. The Company anticipates that PRO TV will be able to continue to increase its reach from current levels through utilizing additional regional licenses which have been granted to entities currently controlled by PRO TV, SRL and through affiliations with other local broadcasters and agreements with cable carriers. Independent research from CSOP Gallup International in Romania shows that PRO TV is currently the top-rated television station in its broadcast area, with an average television viewer share of approximately 38% for 1998.

         In February 1998, MPI launched Acasa, a station reaching approximately 54% of the Romanian population, including approximately 86% of the urban population via satellite and cable distribution. From February to December 1998 Acasa had an average television viewer share in its broadcast area of approximately 7%.

         The Company has a controlling interest in Media Vision and Video Vision. Media Vision is the leading television production company in Romania and produces a significant portion of PRO TV's entertainment programming, including gameshows, concerts, music videos and live special events, and performs dubbing. Media Vision produces advertising spots for third party clients such as Coca Cola, Colgate-Palmolive and L'Oreal. Video Vision, Romania's leading provider of television post-production and graphics, provides a significant portion of PRO TV's and Acasa's graphics.

         MPI also operates PRO FM, a radio network which is broadcast through owned and affiliate stations to approximately 9 million people in Romania. In 1998, PRO FM had an average audience share of 14.8% in the Bucharest area.

Programming

         PRO TV's programming strategy is to appeal to a mass market audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows. PRO TV broadcasts 24 hours of programming daily. Approximately 40% of PRO TV's programming is comprised of locally produced programming, including, news and news related programs, sports, a breakfast show, game shows and talk shows.

         PRO TV has secured exclusive broadcast rights in Romania to a large number of quality American and Western European programs and films (e.g., "Ally McBeal", "NYPD Blue", "Seinfeld", "E.R.", "Soldier of Fortune" and "Melrose Place") produced by such companies as Warner Bros. and Fox. PRO TV also receives foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. In 1998 PRO TV aired such special events as the MTV European Music Awards and the MTV Movie Awards, and provided coverage of the NBA. All foreign language programs and films are subtitled in Romanian.

         Acasa's programming strategy is to target a female audience on weekdays through programming including telenovellas, films and soap operas. Sunday programming consists mostly of sports events targeted to male viewers, including coverage of the United States Open tennis tournament. Acasa's viewer demographics are complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television. There are two hours of local programming per week, including a cookery show and interviews. The most popular shows in 1998 were "The Bold and the Beautiful", "Sisters" and "Days of our Lives".

Advertising

         PRO TV derives revenues principally from the sale of commercial advertising time, sold both through independent agencies and media buying groups. PRO TV currently serves approximately 450 advertisers, including multinational companies such as Unilever, Coca Cola, Henkel, Colgate and Procter & Gamble. No single advertiser dominates the market.

         PRO TV is permitted to broadcast advertising for up to 20% of its broadcast time in any hour, subject to an overall daily limit of 15% of broadcast time. An additional 5% of broadcast time may be used for direct sales advertising. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions are the same for public and private broadcasters.

Competition

         Prior to the launch of PRO TV, TVR 1, a public station, was the dominant broadcaster in Romania. In 1998, PRO TV achieved an average audience share of 38% in its coverage area, while TVR 1's 1998 average audience share in PRO TV's coverage area was approximately 17%. TVR 1 reaches 99% of the Romanian population. Other competitors include the second public national station, TVR 2, with a 70% broadcast reach, and privately owned Antena 1, Tele 7 ABC and Prima TV, which reach approximately 50%, 35% and 35% of the population, respectively.

         Additional competitors include cable and satellite stations. Cable and satellite currently penetrate approximately 44% and 9%, respectively, of the Romanian market respectively. PRO TV competes for advertising revenues with other media such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

         Licenses for the television stations which show programming provided by PRO TV and which broadcast advertising sold by PRO TV are regulated by Romania's National Audio-Visual Commission. PRO TV's television licenses have been granted for seven-year periods. Licenses which cover 17% of the Romanian population, including the license for Bucharest expire in 2001. The remaining licenses expire on dates ranging from 2002 to 2006. Under regulations established by the National Audio-Visual Commission and the various licenses of stations which broadcast PRO TV, programming and advertising provided by PRO TV is required to comply with certain restrictions. These restrictions include a requirement that at least 40% of programming be "own" produced.

         Regulations related to advertising content include (i) a ban on tobacco and restrictions on alcohol advertising, (ii) advertising targeted at children or during children's programming must account for the overall sensitivity of that age group and (iii) members of the news department of PRO TV are prohibited from appearing in advertisements.

Operations in Slovenia: POP TV and Gajba TV

General

         Slovenia, a parliamentary democracy of 2.0 million people, had an estimated per capita GDP of approximately $9,240 in 1998, the highest among the former Eastern bloc countries. Approximately 97% of Slovenian households have one or more televisions. According to the Company's estimates, television advertising totalled $51 million in 1998.

         The national television broadcast network POP TV reaches approximately 84% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. Independent research shows that in the areas of Slovenia in which POP TV can be seen, the network had an average television viewer share of approximately 45% for 1998, the largest share of television viewers in Slovenia.

         In October 1997, the Company launched Gajba TV, the Company's second television broadcast network in Slovenia. Gajba TV is operated through Pro Plus and provides programming to, and sells advertising for, its affiliate broadcasters. The Gajba TV signal is also carried by a cable channel operated by Tele 59 in Maribor. Gajba TV reaches approximately 49% of the population of Slovenia. In 1998 it had an average television viewer share of approximately 3.6% in its coverage area.

Programming

         POP TV's programming strategy is to appeal to a mass market audience through a wide variety of programming including movies, news, variety shows, features and dramatic series. POP TV broadcasts for 19 hours of programming daily, of which approximately 28% is locally produced programming, including news, game shows, music shows and variety shows.

         POP TV has secured exclusive program rights in Slovenia to a number of successful American and Western European programs and films (e.g., "E.R.", "X-Files", "Friends", "Beverly Hills 90210", "Melrose Place") produced by studios such as Warner Bros., Fox and Worldvision. Special events aired in 1998 included the Academy Awards, Miss World and Formula One racing. Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs. All foreign language programs and films are subtitled in Slovenian.

         Gajba TV's programming strategy is to complement the POP TV profile with a variety of series and features including sci-fi, adventure and youth series as well as hourly local community shows. Gajba TV broadcasts for 10 hours per day, and features movies and series from international distributors as well as locally produced news, variety shows and other programs.

Advertising

         POP TV derives revenues principally from the sale of commercial advertising time. Current multinational advertisers include firms such as Master Foods, Henkel, Procter & Gamble, Wrigley and Colgate, though no one advertiser dominates the market. During 1998 "Peoplemeter" devices were placed in a number of television homes, although they are not yet the primary source for POP TV's rating information. POP TV is permitted to broadcast advertising for up to 15% of its daily broadcast time and there are also restrictions on the frequency of advertising breaks during films and other programs. The same rules apply to its competitors.

Competition

         Historically, the television market in Slovenia has been dominated by SLO 1, a national public television station. The other national public station, SLO 2 provides programming which is complementary to SLO 1. SLO 1 reaches nearly all of Slovenia's TV households, and SLO 2 reaches 95% of Slovenia's TV households. No national private television frequency has been made available in Slovenia. Two private television stations which compete with POP TV in Slovenia, Kanal A and TV3, have achieved a relatively small audience share, together less than 14%, due primarily to their low budget programming and lack of extensive news programming.

         POP TV also competes with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 40% is relatively high compared with other countries in Central and Eastern Europe and approximately 21% of households have satellite dishes. In addition, POP TV competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia which competes with POP TV. There is currently an injunction in effect preventing the implementation of the Kanal A Agreement. See
Item 3 "Legal Proceedings."

Regulation

         The POP TV and Gajba TV network stations operate under licenses regulated pursuant to the Law on Public Media adopted in 1994 and pursuant to the Law on Telecommunications adopted in 1997. The licenses granted to POP TV's affiliate stations have been granted for 10-year terms expiring in 2003 with respect to licenses reaching 53% of the population and in 2006 and 2007 with respect to the remaining licenses. Under Slovenian television regulations, POP TV and its affiliate stations are required to comply with a number of restrictions on programming and advertising. These restrictions include that 10% of the station's broadcast time must be internally produced programming, certain films and other programs may only be broadcast between 11:00 p.m. and 6:00 am, and POP TV news editors, journalists and correspondents must not reflect a biased approach toward news reporting.

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

Operations in the Slovak Republic: Markiza TV

General

         The Slovak Republic is a parliamentary democracy with a population of
5.4 million where nearly 100% of households have television. Per capita GDP was an estimated $3,960 in 1998. Television advertising increased approximately 19% in 1998 to $56 million, according to the Company's estimates, yet television advertising spending per capita in the Slovak Republic in 1998 was still only approximately 55% of that of the Czech Republic.

         Markiza TV was launched as a national television station in the Slovak Republic in August 1996. Markiza TV reaches approximately 92% of the Slovak Republic's population of 5.4 million, including virtually all of its major cities. According to independent research, Markiza TV had an average national television viewer share for 1998 of approximately 50% versus 18% for its nearest competitor, STV 1. See Item 3 "Legal Proceedings".

Programming

         Markiza TV's programming strategy is to appeal to a broad audience with specific groups targeted in marginal broadcasting hours. Markiza TV provides an average of 19.5 hours of programming daily, including news, movies, entertainment programmes and sport (including coverage of European Champion's League soccer, Formula One racing and ice hockey). Approximately 38% of Markiza TV's programming is locally produced, including a daily breakfast show, game shows, talks shows and news.

         Markiza TV has secured exclusive broadcast rights in the Slovak Republic to a large number of popular United States and European programs and films (e.g., "E.R.", "Savannah", "Baywatch", "Love Boat", "Scarlet", "JAG") produced by major international studios including Warner Bros., Columbia Tri Star, Polygram, Paramount Pictures and Twentieth Century Fox. All foreign language programming is dubbed into the Slovak language. Markiza TV also receives foreign news reports and film footage from CNN, Reuters and APTN, which it integrates into news programs.

Advertising

         Markiza TV derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley and Benckiser. Television stations are permitted to broadcast advertising for up to 10% of total daily broadcast time and up to 20% of broadcast time in any single hour.

         Currently, approximately 60% of Markiza TV's advertising revenues are sourced from agencies based in the Czech Republic. The Company expects that a greater proportion of advertising revenues will be sourced from the Slovak Republic as the local advertising market develops.

Competition

         The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until Nova TV and Markiza TV began broadcasting in 1994 and 1996, respectively. STV1 and STV2 reach nearly all of the Slovak population. Nova TV's signal reaches approximately one-third of the Slovak Republic's population and its launch provided the first alternative in the country to public television. Nova TV has maintained its popularity in the Slovak Republic, with an approximately 10% audience share for 1998. Markiza TV also competes with VTV, a private satellite broadcaster reaching 47% of the population; public television stations located in Austria, the Czech Republic and Hungary with signals that reach the Slovak Republic; additional foreign private television stations; and foreign satellite stations.

Regulation

         Markiza TV's broadcast operations are subject to regulations imposed by the Act on Radio and Television Broadcasting, the Act on Advertising and conditions contained in the license granted by the Council of the Slovak Republic for Broadcasting and Television Transmission (the "Slovak Television Council"). The Slovak Television Council granted the license to operate Markiza TV to the Company's local partner in STS for a period of 12 years, expiring in September 2007, under terms requiring the Company's local partner to enter into a partnership with the Company to found STS.

         Under the license pursuant to which Markiza TV operates, Markiza TV is required to comply with several restrictions on programming. These restrictions include the following broadcast time rules: 40% must be Slovak production (increasing to a minimum of 51% in September 1999); 10% must be programming for children or youth; broadcasts of first run films and series must have a minimum of 47% European production (of which there must be a minimum of 8% Slovak production) and no more than 45% United States production; and no more than 40% of foreign first run films and series may be in the Czech language (decreasing to 20% by the fourth year of broadcasting). Markiza TV's programming is required to be consistent with the Slovak Constitution and not promote violence, hate, intolerance, or immoral behavior or intentionally use indecent language. Programming endangering the psychological or moral growth of children and youth cannot be broadcast between 6:00 am and 10:00 p.m., and Markiza TV's news broadcasts must be objective and balanced and clearly differentiate between opinion and news.

         In addition to the restrictions discussed above under "--Advertising", regulations relating to advertising content include that (a) the news may not be sponsored and news staff may not appear in advertisements (b) tobacco advertising is prohibited, (c) advertising for children or in which children perform and which promotes behavior endangering the health, psychological or moral development of children is prohibited, and (d) advertising which endangers the viewer's morality, health, safety and environmental protection is prohibited. The advertisement of beer is permitted; however, advertisement of other alcoholic beverage is prohibited. There are also restrictions on the frequency of advertising breaks within a program.

Operations in Ukraine: Studio 1+1 Group

General

         Ukraine, a parliamentary democracy of 49.8 million people, is the most populous market served by the Company. Nearly 100% of Ukrainian households have television, cable penetration is approximately 12% and satellite penetration is negligible. Per capita GDP of $810 for 1998 is the lowest of all the Company's markets, though television advertising in Ukraine grew by over 20% from $53 million in 1997 to $65 million in 1998.

         Studio 1+1 broadcasts programming and sells advertising on Ukrainian National Channel Two ("UT-2"), one of Ukraine's state-owned television channels. UT-2 reaches approximately 95% of Ukraine's population. Television advertising in Ukraine was $65 million in 1998 ($1.30 per capita). According to independent research, average national audience share in 1998 was 32% for Studio 1+1, 29% for Inter and 10% for UT-1. Studio 1+1 began broadcasting on UT-2 in January 1997.

Programming

         Studio 1+1's programming strategy is to appeal to a mass market audience. The station broadcasts for 12 hours per day, including locally produced news, variety shows, game shows and magazine programmes as well as a broad range of popular and high quality films from international distributors. In 1998, Studio 1+1 produced and co-produced approximately 1,200 hours of programming (or approximately 35% of total programming hours), which primarily consists of a daily breakfast show, news broadcasts and news related programmes, talk shows, karaoke, game shows, a sport magazine, lifestyle magazine and comedy shows. In 1998, such original local programming together with other Ukrainian programming considered local programming by Ukrainian laws comprised approximately 49% of Studio 1+1's total broadcast time.

         Studio 1+1 has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful high quality American, Russian and Western European programs and films (e.g. "X-Files", "Beverly Hills 90210", "Chicago Hope", "Melrose Place", "E.R.", "Dr. Quinn", "Pretender", "Baywatch") from many of the major studios, including Twentieth Century Fox, Warner Bros., Paramount Pictures, Walt Disney, Universal Pictures, CBS International, Worldvision Enterprises and PolyGram. Special events aired include the Academy Awards ceremony, the soccer World Cup and Miss Europe '98. Studio 1+1 has agreements with Reuters, CNN and SNTV for foreign news packages and other footage to be integrated into its programming. All foreign language programs and films (other than those in the Russian language) are dubbed into the Ukrainian language. Studio 1+1 broadcasts more than 80% of its total air time in the Ukrainian language.

Advertising

         Studio 1+1 derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Coca-Cola, Unilever, Nestle and Dandy. In 1998 Procter & Gamble accounted for 12% of advertising sales. Studio 1+1 is permitted to sell 15% of its overall broadcast time for advertising and is subject to restrictions on the frequency of advertising breaks. The advertising restrictions are the same for public and private broadcasters.

Competition

         Ukraine is served by four television channels: UT-1, UT-2 (on which Studio 1+1 broadcasts) and UT-3, which are state owned, and ICTV, a private broadcaster. Studio 1+1, through UT-2, has a broadcast reach of 95% of the Ukrainian population. The state run station UT-1 has a broadcast reach of approximately 98% of the Ukrainian population. ICTV, a private station, reaches 32% of Ukraine's population. The private station Inter, through UT-3, has a broadcast reach of approximately 78% of the Ukrainian population. Inter's program schedule consists primarily of rebroadcasts of the Russian-language ORT network.

Regulation

         Studio 1+1 provides programming to UT-2 pursuant to a ten-year television broadcast license contract expiring in January 2007. Broadcasts of Studio 1+1's programming and advertising on UT-2 are regulated by the State Committee on Television and Radio of Ukraine and the National Council on Television and Radio of Ukraine. These agencies enforce Ukraine's media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs. All advertising of alcohol and tobacco on TV is banned in Ukraine. Programming produced in Ukraine must account for at least 70% of all programming and programming produced by Studio 1+1 must account for 49% of all programming.

Operations in Hungary: TV3

General

         Hungary is a parliamentary democracy of 10.2 million people and had an estimated per capita GDP of $4,610 in 1998. On March 12, 1999 Hungary formally joined NATO. According to the Company's estimates television advertising totalled $183 million in 1998. Cable and satellite penetration are currently at 41% and 24% respectively. The 41% of the Hungarian population reached by TV3 are predominately in urban areas, including Budapest, and represent approximately 66% of the country's purchasing power.

         TV3 is distributed via MMDS in Budapest and via satellite to cable systems throughout Hungary. TV3 reaches approximately 41% of Hungary's population. In 1998, TV3 had an average viewer share of approximately 6% in its coverage area.

Programming

         TV3's programming strategy is to target a young urban audience. TV3 broadcasts for 16 hours per day, including four hours per day of the music channel VH1, locally produced news, magazines, sport (including soccer coverage of the English Premier League and Spanish Soccer League) and popular American films and series. TV3 produces original local programming, which primarily consists of news and news-related shows, a breakfast show and magazines on cinema, culture, science and music. Such local programming currently comprises 30% of total broadcast time.

         TV3 has exclusive broadcast rights in Hungary to a number of successful American and Western European programs and films (e.g. "Frasier", "Police Academy", "Beverly Hills 90210", "Melrose Place", "Dynasty", "Married with Children", "The Simpsons", "MASH"), produced or distributed by such companies as Warner Bros., Fox, Columbia, MGM, Paramount, Orion, Canal + and Polygram. Special events aired in 1998 include coverage of the NBA. TV3 has agreements with Reuters and APTN to receive international news footage. All acquired programming is dubbed into the Hungarian language.

Advertising

         TV3 derives revenues principally from the sale of commercial advertising time through independent agencies and media buying groups. Advertisers include Procter & Gamble, Unilever, Henkel and Master Foods. As a commercial television station, TV3 is allowed to advertise for 20% of every hour of broadcast time with a maximum of 15% of daily broadcast time, compared to the public TV stations, which may only advertise for 10% of every hour of broadcast time. There are restrictions on advertising breaks related to the length of program being broadcast.

Competition

         The national public channels, MTV1 and MTV2, reach 98% and 55%, respectively, of the Hungarian population. The commercial national stations TV2 and RTL Klub, were launched in October 1997. TV2 reaches 93% of the population and is on the air for 19 hours per day. RTL Klub reaches 88% of the population and is on air for 18 hours per day. TV3 competes for revenue with other media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, telephone directory advertising and direct mail.

Regulation

         TV3 is distributed by MMDS (multi channel multipoint distribution service) and satellite and is not required to operate pursuant to a broadcast license. However, TV3 is recognized as a national broadcaster by the Hungarian National Radio and Television Commission and is therefore subject to the Hungarian Radio and Television Act. Advertisements on TV3 may not exceed 15% of daily broadcast time and 12 minutes per hour. At least 20% of total annual broadcast time (not including feature films, advertisements, news, live sports and game shows) must be Hungarian produced. At least 15% of total annual broadcast time must be programming commissioned or purchased from an independent Hungarian production company that is not more than five years old. Six percent of total annual advertising revenues must be used for the creation of new Hungarian films or, in the alternative, 3% of annual advertising revenues may be donated to a Hungarian film production fund. Advertising of tobacco and alcohol is forbidden.

Hungary - IRISZ TV

         In 1997, the Company formed a consortium, MKTV Rt. ("IRISZ TV"), which submitted an application for a national television broadcast licenses in a license tender competition. Following the award of these licenses to other consortia, IRISZ TV filed a complaint in the Budapest Capital Court challenging the license awards. See Item 3 "Legal Proceedings."

Seasonality

         The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

Employees

         As of March 12, 1999, CME had a corporate operations staff of 39 employees (versus 70 as of December 31, 1997) and its Subsidiaries had a total of approximately 2,900 employees (versus 2,500 as of December 31, 1997). None of CME's employees or the employees of any of its Subsidiaries are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Recent Developments

         On March 18, 1999, the Company sold its equity interest in MobilRom S.A., a GSM cellular telephone network in Romania.

         On March 24, 1999, Frederic T. Klinkhammer was elected President and Chief Executive Officer of CME, effective as of such date. Mr. Klinkhammer also was appointed to CME's Board of Directors. Mr. Klinkhammer was previously Chief Operating Officer and Executive Vice President of the Company. Mr. Klinkhammer succeeds Michel Delloye who is leaving CME to pursue other business opportunities.

         On March 29, 1999, the Company entered into a Reorganization Agreement with SBS Broadcasting S.A. ("SBS"), which provides, among other things, for (a) the sale by the Company to SBS of all of the assets, business, properties and rights of the Company (consisting primarily of the stock of CME Media Enterprises B.V., an intermediate holding company wholly owned by CME); (b) the assumption by SBS of, and indemnification of the Company with respect to, all liabilities, obligations and commitments of the Company; (c) the issuance by SBS to the Company of a number of shares of SBS common stock, par value $1.50 per share ("SBS Stock"), equal to 0.5 times the total number of shares of the Company's Class A Common Stock and Class B Common Stock outstanding immediately prior to the closing of such transaction; and (d) the immediate commencement of the winding up of the Company and distribution of the SBS Stock so received by the Company to the shareholders of the Company (followed as soon as practical thereafter by the final dissolution of the Company). Accordingly, upon the closing of the transactions contemplated by the Reorganization Agreement, each shareholder of the Company would receive 0.5 shares of SBS Stock for each share of Common Stock of the Company owned by such shareholder.

         The foregoing transaction is intended to be accounted for as a purchase, and to qualify as a reorganization under Section 268(a) of the Internal Revenue Code (and thus to be tax-free for US tax purposes to the shareholders of CME). The closing of the transaction is subject to a number of conditions precedent, some of which are beyond the control of the Company, including the approval of the shareholders of SBS. Ronald S. Lauder, who controls approximately 69% of the vote of the Company, has entered into a Shareholders Agreement with SBS whereby he commits to vote his shares of Class A and Class B Common Stock in favor of the transaction. In the event that the transaction is not consummated, the Reorganization Agreement provides various rights to the Company and to SBS, depending upon the circumstances.

Item 2. PROPERTIES

         CME Development Corporation leases office space in London in two locations. One lease covers approximately 4,347 square feet of space and expires in 2004, except that the Company can terminate the lease at its option in 1999, subject to penalty. The second lease, for 2,205 square feet of office space in a nearby building, expires in 2006.

         Nova TV occupies approximately 65,000 square feet, and modern studios have been constructed in the building, which is owned by CNTS. The Company has entered into an agreement on behalf of MPI which gives the Company the option to acquire the facility in Bucharest which contains PRO TV's studios for a purchase price of approximately $1.8 million. The Company owns a portion of a building in Ljubljana which contains POP TV's studios and offices. Videovox owns the building in Budapest in which its studios are located. STS owns its principal office facility near Bratislava. Studio 1+1 and TV3 both lease office and studio space.

Item 3. LEGAL PROCEEDINGS

         The Company has been informed by CET that in May 1997, one of the owners of CET filed a claim against CET in the Regional Commercial Court of Prague alleging that CET did not satisfy all required procedures for approving certain transfers of CET ownership interests and requesting that such transfers be invalidated on the grounds that CET approved such transfers at procedurally deficient general meetings. The Court ruled in favor of the plaintiff. CET appealed the decision. The Company believes that the outcome of this action will not have an impact on the ownership structure of CET, as the transfers at issue were reconfirmed at subsequent general meetings of CET which have not been challenged.

         The Company has been informed by CET that on July 31, 1998, the Czech Radio and Television Council notified CET that the Council had initiated an administrative proceeding to investigate allegedly unbalanced reporting of information on Nova TV in violation of Czech broadcasting regulations. Under applicable Czech media laws, such a proceeding could result in fines, withdrawal of the Nova TV broadcast license from CET or both. The Company has been informed that the proceeding has been terminated and that the written decision of the Council will be issued during the second quarter of 1999.

         See Item 1 "Business--Corporate Structure--Czech Republic" for a description of certain potential disputes regarding Nova TV, CNTS and CET.

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

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia (the "Kanal A Agreement"). Scandinavian Broadcasting System SA ("SBS"), which claims to have certain rights to the equity of Kanal A pursuant to various agreements, has challenged the validity of the CME-Kanal A Agreement in a United Kingdom court. The Court has enjoined both SBS and the Company from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted a number of actions in Slovene courts to resolve these claims.

         On April 30, 1997, Perekhid Media Enterprise Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against CME and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleged that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens. In June 1998, Perekhid filed a notice of appeal with the Court. Perekhid failed to proceed with such appeal within nine months from the date it filed the notice of appeal and as a result the appeal lapsed automatically in March 1999. On February 19, 1999, Atlantic Group Limited (formerly known as Perekhid Media Enterprise Ltd.) initiated proceedings against CME in the High Court in London, seeking $81,772,759 in damages. Atlantic Group Limited alleges that CME conspired with others to use unlawful means to procure the termination of Atlantic Group Limited's right to provide programming and advertising sales on UT-2. On March 17, 1999, CME issued a summons to dismiss the London proceedings. The summons is expected to be heard later in 1999.

         In mid 1997, the Hungarian National Radio and Television Commission awarded two national television broadcast licenses to two consortia. The Company's consortium, IRISZ TV, was an unsuccessful bidder in the license tender process. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian National Radio and Television Commission and the two successful consortia, alleging that the Hungarian National Radio and Television Commission and the two successful consortia (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. On March 25, 1998, the Court denied IRISZ TV's claims. On May 8, 1998, IRISZ TV filed a notice of appeal with the Supreme Court of Hungary. In a decision released on February 22, 1999, the Supreme Court of Hungary reversed in part the decision of the trial court and ruled that the Hungarian National Radio and Television Commission acted illegally by (i) failing to exclude the bid of the consortium Magyar RTL Televizio Rt. ("RTL") which operates the channel RTL Klub, on grounds of invalidity arising from formal defects in the bid; (ii) entering into an agreement with RTL; and (iii) deviating from its own published guidelines in the bid evaluation process. The Supreme Court stated that the Hungarian Media Act requires the Hungarian National Radio and Television Commission to terminate RTL's license agreements as a result of the Commission's illegal acts but stated that the Supreme Court could not issue a termination order because of the Commission's status as an administrative body of the state and that the legal consequences of the Commission's failure to abide by the Media Act are for the Hungarian Parliament to determine. The Hungarian National Radio and Television Commission recently publicly announced that it intends to request that the Constitutional Court of Hungary declare unconstitutional a provision of the Hungarian Media Act which the Supreme Court relied upon in part in its decision.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         CME's Class A Common Stock began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV." On March 17, 1999, the last reported sales price for the Class A Common Stock was $8.75. The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years of the Company and for the first quarter of 1999, as reported by the Nasdaq National Market:

Price Period                                                High          Low
------------                                                ----          ---
1997
First Quarter...........................................   37.125        31.250
Second Quarter..........................................   32.750        23.500
Third Quarter...........................................   26.750        22.375
Fourth Quarter..........................................   32.875        23.438

1998
First Quarter...........................................   29.125        21.375
Second Quarter..........................................   29.313        20.000
Third Quarter...........................................   22.125         9.625
Fourth Quarter..........................................    9.625         4.750

1999
First Quarter (through March 17, 1999)..................   10.125         6.875


         At March 17, 1999, there were 34 holders of record (including brokerage firms and other nominees) and approximately 597 beneficial shareholders of the Class A Common Stock and seven holders of record of the Class B Common Stock. There is no established public trading market for the Class B Common Stock.

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

Item 6 SELECTED FINANCIAL DATA

         (Selected Financial Data begins on the following page and ends on the page immediately preceding Item 7).

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (dollars in thousands, except per share data)

         The selected financial information presented below for the five years ended December 31, 1998 is derived from the audited Consolidated Financial Statements of the Company. The following selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the years ended December 31, 1998, 1997 and 1996, included elsewhere herein.

                                                                      Years Ended December 31,
                                                        1998           1997         1996         1995        1994
                                                        ----           ----         ----         ----        ----
Operating Data:                                                        (dollars in thousands)
Net revenues...................................        $182,367      $150,265     $135,985     $98,919      $53,566
Total station operating costs and expenses.....         146,275        98,651       85,101      52,542       36,083
Selling, general and administrative expenses...          28,806        22,953       21,357       7,725        6,009
Corporate   operating   costs  and  development
    expenses...................................          22,670        25,467       15,782      10,669        3,699
                                                       --------      --------     --------     -------      -------
Amortization  of  goodwill  and  allowance  for
    development costs..........................          16,809        14,845        2,940       3,442          985
Non-cash stock compensation charge.............              --            --           --         858        5,833
Capital registration tax.......................              --            --          809       1,375           --
Restructuring charge...........................           2,552            --           --          --           --
                                                       --------      --------     --------     -------      -------
Total operating expenses.......................         217,112       161,916      125,989      76,611       52,609
                                                       --------      --------     --------     -------      -------
Operating (loss) income........................         (34,745)      (11,651)       9,996      22,308          957
Equity in loss of unconsolidated
    affiliates.................................          (3,398)      (10,340)     (17,867)    (14,816)     (13,677)
Loss on impairment of investments in
    unconsolidated affiliates (1)..............              --      (20,707)           --          --           --
Interest and other income......................           7,624        10,113        2,876       1,238          179
Interest expense...............................         (26,215)      (16,122)      (4,670)     (4,959)      (1,992)
Foreign currency exchange (losses) gains ......          (8,412)       (5,857)      (2,861)         324        (245)
                                                       --------      --------     --------     -------      -------
(Loss) income before provision for income
    taxes......................................         (65,146)      (54,564)     (12,526)       4,095     (14,778)
Provision for income taxes.....................         (15,856)      (14,608)     (16,405)    (16,340)      (3,331)
                                                       --------      --------     --------     -------      -------
Loss before  minority  interest in consolidated
    subsidiaries...............................         (81,002)      (69,172)     (28,931)    (12,245)     (18,109)
Minority   interest   in   loss   (income)   of
    consolidated subsidiaries..................            (156)        1,066       (1,072)     (6,491)      (2,396)
                                                       --------      --------     --------     -------      -------
Net loss from continuing operations............         (81,158)      (68,106)     (30,003)    (18,736)     (20,505)

Discontinued operations (2):
Operating loss of discontinued operations......         (15,289)      (16,986)          --          --           --
Loss on disposal of discontinued operations....         (28,805)           --           --          --           --
                                                       --------      --------     --------     -------      -------
Net loss.......................................      $ (125,252)    $ (85,092)  $  (30,003)   $(18,736)    $(20,505)
                                                     ==========     =========   ==========    ========     ========
Net loss per common share from:
  Continuing operations - basic and diluted....      $    (3.36)    $   (2.85)   $   (1.55)   $  (1.28)
  Discontinued operations - basic and diluted..           (1.83)        (0.71)          --          --
                                                       --------      --------     --------     -------
                                                     $    (5.19)    $   (3.56)   $   (1.55)   $  (1.28)
                                                     ==========      ========     ========    ========
Common  shares  used  in  computing  per  share
amounts (000s)
    Basic and diluted..........................          24,134        23,911       19,373      14,678
                                                     ==========      ========     ========    ========

Other Data:
Broadcast cash flow (3)........................         $27,048       $31,609    $  41,444    $ 38,182     $ 12,233
Cash flow from operations......................         (28,380)      (27,744)      (3,044)      2,555       (1,532)

Balance Sheet Data:
Current assets.......................                $  155,108     $ 184,878    $ 146,159    $116,728     $ 71,447
Total assets.........................                   385,466       451,683      365,130     222,027      115,332
Total debt...........................                   232,057       231,937       55,096      20,285       32,592
Shareholders' equity.................                    65,707       157,583      249,320     138,936       62,631

----------------------
                                                          26

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

(2) During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and related operations as discontinued operations for all periods presented. The Company's financial statements have been restated for all periods presented in order to reflect the operations of Poland as discontinued operations.

(3) "Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less (i) station operating costs and expenses (excluding depreciation and amortization of acquired programming and of intangible assets), (ii) broadcast selling, general and administrative expenses, and (iii) cash program rights costs. Cash program rights costs are included in the period in which payment is made, which may not necessarily correspond to the timing of program use or amortization. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP (see the accompanying Consolidated Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. To a limited extent, the Company engages in barter transactions in which its stations exchange commercial advertising time for goods and services. The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in television operations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. The Company has incurred and might in the future incur significant development expenses, including finding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses.

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

Selected Combined and Attributable Financial Information

         The following two tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the years ended December 31, 1998, 1997 and 1996 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of certain entities (Markiza TV and Studio 1+1) not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of December 31, 1998. The tables separate the results of the "Established Stations", which have national or nearly national coverage, from TV3, the Company's newest operation which reaches 41% of the Hungarian population.

         The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. See "Application of Accounting Principles". The following supplementary unaudited combined and attributable information includes certain financial information of Markiza TV and Studio 1+1 on a line-by-line basis, similar to that of the Company's consolidated entities.

         The 1998 $21,289,000 write-down of the TV3 program library, taken to reduce TV3's program library to the estimated net realizable value, is not reflected in the tables in order to provide a better indication of the underlying performance of TV3. In addition, intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

         The Established Stations refer to Nova TV, PRO TV, POP TV, Markiza TV and Studio 1+1. Nova TV began operations in February 1994. PRO TV and POP TV began operations in December 1995, Markiza TV began operations in August 1996 and Studio 1+1 began to generate significant revenues during the second quarter of 1997. Other Operations consist of Videovox, a Hungarian dubbing studio and duplication facility acquired by the Company in May 1996 and wholly-owned since May 1997, and Radio Alfa in the Czech Republic in which CME acquired a controlling interest in December 1996 and which ceased to provide services on December 31, 1998 and is being liquidated. TV3 began operations in October 1997.

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

                                            SELECTED COMBINED FINANCIAL INFORMATION (1)
                                                          (unaudited)
                                                            ($000s)

                                                                   Year Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                                      Net Revenue                             EBITDA                       Broadcast Cash Flow
                            ---------------------------------     -----------------------------    ---------------------------------
                              1998        1997          1996         1998       1997      1996       1998       1997         1996
                              ----        ----          ----         ----       ----      ----       ----       ----         ----
 Nova TV..................   108,826      99,163       109,242     54,887     49,921     53,441     47,489     48,326        53,128
 PRO TV...................    41,937      30,155        15,803     (2,016)    (1,298)    (4,368)    (3,069)    (3,889)       (5,290)
 Markiza TV ..............    37,793      31,296         7,462      2,483      5,259     (2,240)     2,634      4,044        (4,502)
 POP TV...................    22,122      14,989         9,080       (809)    (1,613)    (5,157)    (2,015)    (1,742)       (6,394)
 Studio 1+1...............    23,598      16,661             -     (2,047)        19         -      (4,150)    (1,419)            -
                             -------      ------       -------     ------     ------      ------    ------     ------        ------
Total Established
  Stations..............     234,276     192,264       141,587     52,498     52,288     41,676     40,889     45,320        36,942
  TV3 (2)...............       5,379       1,464             -     (6,926)    (3,086)         -    (15,215)    (9,906)            -
  Other Operations (3)..       4,103       4,494         1,860       (340)      (799)    (1,075)      (340)      (799)       (1,075)
                              -------      ------       -------     ------     ------      ------    ------     ------        ------
 Total Combined
  Operations............     243,758     198,222       143,447     45,232     48,403     40,601     25,334     34,615        35,867
                             =======     =======       =======     ======     ======      ======    ======     ======        ======

(1) Important information about this table appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.
(2) TV3's EBITDA is without the impact of the $21,289,000 write-down in 1998 of the carrying value of capitalized costs of rights to program material.
(3) Other operations include Radio Alfa and Videovox.

                                                   SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                                                     (unaudited)
                                                                       ($000s)

                                                               Year Ended December 31,
                   -----------------------------------------------------------------------------------------------------------------
                   Economic              Net Revenue                        EBITDA                        Broadcast Cash Flow
                 Interest (4)  -------------------------------    -----------------------------   ----------------------------------
                 -----------   -------------------------------    -----------------------------   ----------------------------------
                                1998        1997       1996        1998        1997       1996        1998        1997       1996
                                ----        ----       ----        ----        ----       ----        ----        ----       ----
Nova TV................ 99%    107,738      98,171    108,150      54,338      49,422     52,907      47,014      47,843     52,597
PRO TV................. 66%     27,678      19,902     10,430      (1,331)       (857)    (2,883)     (2,026)     (2,567)    (3,491)
Markiza TV............. 80%     30,234      25,037      5,970       1,986       4,207     (1,792)      2,107       3,235     (3,602)
POP TV ...............85.5%     18,914      12,816      7,763        (692)     (1,379)    (4,409)     (1,723)     (1,489)    (5,467)
Studio 1+1..............60%     14,159       9,997          -      (1,228)         11          -      (2,490)       (851)        -
                               -------      ------     -------     ------     -------     ------      ------      ------    -------
Total Established Stations.... 198,723     165,923    132,313      53,073      51,404     43,823      42,882      46,171     40,037

  TV3 (2).............. 99%      5,325       1,449          -      (6,857)     (3,055)         -     (15,063)     (9,807)        -
  Other Operations(3). 100%      4,103       4,494      1,860        (340)       (799)    (1,075)       (340)       (799)    (1,075)
                               -------      ------     -------     ------     -------     ------      ------      ------    -------
Total Attributable
Operations                     208,151     171,866    134,173      45,876      47,550     42,748      27,479      35,565     38,962
                               =======     =======    =======      ======     =======     ======      ======      ======    =======

(1) Important information about this table appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.
(2) TV3's EBITDA is without the impact of the $21,289,000 ($21,076,000 attributable in 1998) write-down of the carrying value of capitalized costs of rights to program material.
(3) Other operations include Radio Alfa and Videovox.
(4) Economic interest as of December 31, 1998. For comparison between the years ended December 31, 1998, 1997 and 1996, all results in this table are pro forma as if the December 31, 1998 percentages had also been in place during the years ended December 31, 1996 and 1997. See "Application of Accounting Principles" regarding the increase in the Company's interest in Studio 1+1 to 60%.

         Combined EBITDA for the year ended December 31, 1998 compared to the year ended December 31, 1997

         Established Stations

         The total combined EBITDA for the Established Stations increased by $210,000 from $52,288,000 for 1997 to $52,498,000 for 1998.

         The Russian financial crisis resulted in a number of advertisers reducing their advertising budgets in the fourth quarter of 1998 in many markets in Central and Eastern Europe, which adversely impacted net revenues at all of the Established Stations with the strongest impact in Ukraine (Studio 1+1) and Romania (PRO TV).

         Nova TV's EBITDA increased by $4,966,000, or 10%, to $54,887,000 for 1998, compared with $49,921,000 for 1997. Nova TV's net revenues increased by $9,663,000, or 10%, as a result of growth in the total television advertising market. This revenue growth was achieved despite difficulties in the Czech economy during 1998. Station expenses increased by a total of $4,697,000, or 9.5%, which primarily reflects inflationary pressures on prices and increased local production.

         POP TV's EBITDA improved from negative $1,613,000 for 1997 to negative $809,000 for 1998. Net revenues increased by $7,133,000, or 48%, to $22,122,000 for 1998 from $14,989,000 for 1997. The increase was a result of the growth of the overall television advertising market in Slovenia (from $39,000,000 in 1997 to $51,000,000 in 1998) and POP TV's increased audience share. POP TV's station expenses increased by $6,329,000, or 38%, for 1998 compared to 1997 primarily due to higher costs of acquired and locally produced programming. The cost of acquired programming increased primarily due to higher programming prices and the addition of Gajba TV, a second channel launched in October 1997.

         PRO TV's EBITDA decreased by $718,000 from negative $1,298,000 for 1997 to negative $2,016,000 for 1998. The decrease was primarily a result of an increase in station expenses, primarily attributable to costs associated with expansion of the network, including Acasa (the Company's second channel in Romania) launched in February 1998, higher prices of acquired programming and increased hours of self production. Net revenues for 1998 increased by $11,782,000, or 39%, over 1997 net revenues. During the fourth quarter of 1998, PRO TV's net revenues were negatively impacted by the Russian financial crisis, resulting in only 11% net revenue growth for fourth quarter 1998 over fourth quarter 1997. For comparison, first nine month 1998 net revenue was 46% higher than first nine month 1997 net revenue.

         Studio 1+1 recorded negative EBITDA of $2,047,000 for 1998 compared with positive EBITDA of $19,000 for 1997. Net revenues increased $6,937,000, or 42 %, from 1997 to 1998, due to an increase in Studio 1+1's audience share and significant growth in the Ukrainian television advertising market during the first eight months of 1998. The financial crisis in Russia negatively impacted the last four months of 1998 with fourth quarter net revenues $2,100,000, or 31%, lower than fourth quarter of 1997 net revenues. For comparison, first nine month 1998 net revenue was 92% higher than first nine month 1997 net revenue. Station expenses for 1998 were $9,003,000, or 54%, higher than in

1997 as Studio 1+1 did not reach full scale operational levels until the end of the third quarter of 1997.

         Markiza TV recorded an EBITDA decrease of $2,776,000 from $5,259,000 for 1997 to $2,483,000 for 1998. This decrease was primarily due to a programming library write-down of approximately $2,000,000 as well as higher production expenses due to an increase in production hours. Net revenues increased by $6,497,000, or 21%, reflecting Markiza TV's continued market leadership in ratings and advertising share. During the fourth quarter of 1998, Markiza's net revenues were adversely impacted by the Russian financial crisis and economic difficulties in the Czech Republic (approximately 60% of Markiza TV's advertising revenues are sourced from agencies based in the Czech Republic).

         TV3

         TV3 in Hungary commenced operations in October 1997 and recorded negative EBITDA of $6,926,000 for 1998.

         The Company recorded a $6,664,000 write-down of TV3's program library in the fourth quarter of 1998 and a total write-down of $21,289,000 for 1998. Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners during 1998. See Item 3, "Legal Proceedings". In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. The carrying value of the capitalized costs of rights to program material has been adjusted down to its estimated net realizable value. The EBITDA reported on the table is before this write-down, as the Company believes it provides a better indication of the underlying performance of the station.

         Total Combined Operations

         The total Combined Operations EBITDA (before the write-down of TV3's programming library) decreased by $3,171,000 from $48,403,000 for 1997 to $45,232,000 for 1998. As described above, this decrease was primarily due to negative EBITDA reported by the Company's new operation in Hungary and the decrease in EBITDA of Markiza TV, Studio 1+1 and PRO TV, offset in part by the EBITDA improvements in CNTS and POP TV .

Broadcast Cash Flow

         Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its consolidated financial statements in United States dollars and in accordance with GAAP. In CME's Consolidated Statements of Operations, consolidated entities include wholly-owned subsidiaries and the results of Nova TV, PRO TV, POP TV,

TV3, Videovox and Radio Alfa, and separately set forth the minority interests attributable to other owners of such companies. The results of Markiza TV, Studio 1+1 and the Company's former German regional television operations FFF, SFF and 1A TV have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value. In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows, Studio 1+1 results are accounted for under the equity method through the date of consolidation (December 23, 1998). In the future, Studio 1+1 will be consolidated in all of CME's GAAP financial statements for all periods subsequent to the acquisition of this additional interest. 1A TV initiated a bankruptcy proceeding in May 1997. The Company terminated its ownership interests in FFF and SFF as of December 31, 1997.

Foreign Currency

         The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SiT"), Slovak korunas ("Sk"), Hungarian forints ("HUF") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV, Videovox, Radio Alfa, TV3 and certain Studio 1+1 entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate and statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity (in accumulated other comprehensive income (loss) ) with no effect on the consolidated statements of operations.

         PRO TV and certain Studio 1+1 entities operate in economies considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

         The exchange rates at the end of and for the periods indicated are shown in the table below.

<CAPION>

                                                  Balance Sheet                       Income Statement
                                         ---------------------------------  -----------------------------------
                                                 At December 31,                 Weighted average for the years
                                                                                      ending December 31,
                                           1998      1997      % Change         1998         1997      % Change
                                           ----      ----      --------         ----         ----      --------




Czech koruna equivalent of $1.00           29.86     34.64        13.8%           31.96       32.03        0.2%
German mark equivalent of $1.00             1.67      1.80         7.2%            1.76        1.73       -1.7%
Hungarian forint equivalent of $1.00         217       204        -6.4%             217         201       -8.0%
Romanian lei equivalent of $1.00          10,983     8,023       -36.9%           8,863       7,077      -25.2%
Slovak koruna equivalent of $1.00          36.91     34.78        -6.1%           35.20       33.64       -4.6%
Slovenian tolar equivalent of $1.00       161.20    169.18         4.7%          165.99      160.37       -3.5%
Ukrainian hryvna equivalent of $1.00        3.43      1.90       -80.5%            2.45        1.86      -31.7%


         The Company's results of operations and financial position during 1998 were impacted by changes in foreign currency exchange rates since December 31, 1997.

Results of Operations

         During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and related operations as discontinued operations for all periods described in Results of Operations. The Company's financial statements have been restated for all periods presented in order to reflect the operations in Poland as discontinued operations.

Year ended December 31, 1998 compared to year ended December 31, 1997

         CME's consolidated net revenues increased by $32,102,000, or 21%, to $182,367,000 for 1998 from $150,265,000, for 1997. Net revenues increased for each of the consolidated television operations (Nova TV, PRO TV, POP TV and TV3). However, the Russian financial crisis resulted in a number of advertisers reducing their advertising budgets in the fourth quarter of 1998 in many markets in Central and Eastern Europe, which adversely impacted net revenues at all CME stations.

         Nova TV, PRO TV and POP TV's net revenues improved primarily due to growth in their respective television advertising markets and despite the lingering effects of the Russian financial crisis on the advertising market in Romania and difficulties in the economy during 1998 in the Czech Republic. TV3 recorded net revenues of $5,379,000 in 1998, its first full year of operations.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $47,624,000, to $146,275,000 for 1998 from $98,651,000 for 1997. The increase is primarily attributable to increases in 1998 station operating costs and expenses of TV3 of $28,028,000, of which $21,289,000 reflects the write-down of the carrying value of TV3's capitalized costs of rights to program material to its estimated net realizable value. The increase in total station operating costs and expenses is also attributable to increases in operating costs and expenses at PRO TV of $13,137,000, POP TV of $5,012,000 and Nova TV of $2,757,000.

         PRO TV's station operating costs and expenses rose primarily as a result of expansion of network affiliates, higher prices of acquired programming and increased hours of self- production. In addition, programming amortization increased due to the second channel Acasa and depreciation increased due to the increase in network and broadcast equipment needed to expand the signal reach. Both Nova TV and POP TV's operating costs and expenses increases were primarily attributable to higher production costs as a result of increased local production in response to audience demand and, in the case of POP TV, higher acquired programming costs due to an increase in programming prices.

         Station selling, general and administrative expenses increased by $5,853,000 to $28,806,000 for 1998 from $22,953,000 for 1997. The increase is primarily attributable to increases at PRO TV, TV3 (which commenced operations in October 1997) and POP TV.

         PRO TV's 1998 selling, general and administrative expenses were $2,763,000 higher as a result of administrative and marketing expenses related to the addition of Acasa and the development of production and post-production businesses. POP TV's selling, general and administrative expenses increased by $923,000 primarily due to increased marketing activity.

         Corporate operating costs and development expenses decreased by $2,797,000, or 11%, from $25,467,000 in 1997 to $22,670,000 in 1998 due to reduced development activity and lower corporate headcount.

         The increase in amortization of goodwill and allowance for development costs of $1,964,000, is primarily attributable to the write-off of goodwill associated with the Company's Hungarian operations and a provision against investments in Kanal A.

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs.

         As a result of the above factors, the Company generated an operating loss of $34,745,000 for 1998 compared to an operating loss of $11,651,000 for 1997.

         Equity in loss of unconsolidated affiliates decreased by $6,942,000 to a loss of $3,398,000 for 1998 from a loss of $10,340,000 for 1997. This is a result of the Company's termination of its loss-making German operations as of December 31, 1997.

         Net interest and other income changed by $12,582,000 to negative $18,591,000 for 1998 from negative $6,009,000 for 1997. This was primarily attributable to a full year of interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997 (collectively, the "Senior Notes").

         The net foreign currency exchange loss increased to $8,412,000 for 1998 from $5,857,000 for 1997. The loss increased due to the effect of the appreciation of the German mark against the United States dollar on the Company's DM denominated Senior Notes and the effect of the appreciation of Czech koruna against the United States dollar on the Company's Czech koruna denominated loan with Ceska Sporitelna Bank ("CS"). This increase was offset in part by the effect of the appreciation of the Czech koruna on the Company's Czech koruna cash balances.

         Provision for income taxes was $15,856,000 for 1998, an increase from $14,608,000 for 1997 due to an increase in CNTS's taxable income.

         Minority interest in income of consolidated subsidiaries was $156,000 in 1998 and minority interest in loss of consolidated subsidiaries was $1,066,000 in 1997. This results from changes in profitability and, to a lesser extent, changes in ownership of the consolidated subsidiaries.

         In December 1998, CME sold its interests in the TVN television operations in Poland to its former partner. The operating losses from the Company's Polish operations and the loss on the sale of the related assets appear on the Consolidated Statement of Operations under discontinued operations for both 1998 and 1997.

         As a result of these factors, the net loss of the Company was $125,252,000 for 1998 compared to $85,092,000 for 1997.

Year ended December 31, 1997 compared to year ended December 31, 1996

         The Company's net revenues increased by $14,280,000, or 11 %, to $150,265,000 in 1997 from $135,985,000 in 1996. The increase was primarily attributable to the increase in net revenues of PRO TV and POP TV and to the addition of the revenues of TV3 and Radio Alfa, offset by a decrease in net revenues of Nova TV.

         PRO TV's and POP TV's net revenues of $30,155,000 and $14,989,000, respectively, in 1997, reflect increases of $14,352,000, or 91%, and $5,909,000, or 65%, respectively. PRO TV's and POP TV's net revenues improved due to the growth in their respective television advertising markets and, to a lesser extent, increases in their audience shares.

          TV3 and Radio Alfa, which were not included in the Company's 1996 results, recorded net revenues of $1,464,000 and $1,808,000, respectively, for 1997. Videovox also contributed to the Company's net revenue growth with an increase of $939,000, or 55%, from $1,707,000 in 1996 to $2,646,000 in 1997.

         Nova TV's net revenues decreased by $10,079,000, or 9%, to $99,163,000 in 1997 from $109,242,000 in 1996. The decrease in Nova TV's United States dollar net revenues is due to the 18% devaluation of the Czech koruna against the United States dollar in 1997. Measured in local currency, Nova TV's net revenues from advertising sales increased by Kc 292,462,000, or 11%, which approximates the growth rate of the Czech television advertising market in local currency terms. Nova TV's United States dollar net revenues from advertising sales were approximately $16,750,000 lower than they would have been if the Czech koruna had remained unchanged against the United States dollar during 1997. Other revenues (principally barter and game show revenues) decreased by $4,093,000.

         Total station operating costs and expenses increased by $13,550,000, or 16%, to $98,651,000 in 1997 from $85,101,000 in 1996. The increase in total station operating costs and expenses is primarily attributable to increases in 1997 operating costs and expenses at PRO TV of $8,549,000, or 51.8%, to $25,047,000 and the addition of station operating costs and expenses of TV3 of $3,331,000. This increase was also attributable to increases at POP TV of $2,654,000, or 20.8%, to $15,418,000 in 1997. PRO TV's
and POP TV's operating costs and expenses rose as a result of increased expenses related to local production in response to increasing audience demand for local programming. This increase was partially offset by a decrease in Nova TV's operating costs and expenses in United States dollar terms from $54,578,000 to $50,796,000, primarily due to currency devaluation. In local currency terms, Nova TV's operating costs and expenses increased by Kc 141,994,000, or 10%, from Kc 1,484,849,000 to Kc 1,626,843,000, primarily due to higher salary and production costs in response to increased competition in the Czech television market. During 1997, Nova TV began production on various new entertainment formats to meet increasing audience demand for local programming.

         Station selling, general and administrative expenses increased by $1,596,000 to $22,953,000 in 1997 from $21,357,000 in 1996. This increase was primarily attributable to increases at PRO TV, which were primarily due to increased administrative costs associated with expansion of network affiliates, diversification into the production and post production businesses and increased marketing activity in response to competition entering the market. To a lesser extent, the increase in station selling, general and administrative expenses was attributable to the addition to the Company's results of TV3 and Radio Alfa in 1997. The increase was partially offset by a decrease in the selling, general and administrative expenses of Nova TV due to a lower bad debt provision in 1997 as a result of improvements in collecting receivables and the effect of the devaluation of the Czech koruna against the United States dollar.

         Corporate operating costs and development expenses for 1997 and 1996 were $25,467,000 and $15,782,000, respectively, an increase of $9,685,000, or
61%. The increase was primarily attributable to increased scope of operations and increased legal and consulting fees.

         Amortization of goodwill and allowance for development costs was $14,845,000 and $2,940,000 in 1997 and 1996, respectively. This increase was primarily attributable to the full-year amortization of goodwill related to the Company's purchase in August 1996 of an additional 22% economic interest in CNTS (the "Additional CNTS Purchase"), the Company's purchase in early 1997 of an additional 5.2% economic interest in CNTS (the "1997 CNTS Purchase") and the Company's purchase of a 5.8% economic interest in CNTS in August 1997 (the "Second 1997 CNTS Purchase"), together with the amortization of goodwill related to the Company's investment in Radio Alfa.

         As a result of the above factors, the Company generated an operating loss of $11,651,000 in 1997 compared to operating income of $9,996,000 in 1996.

         Equity in loss of unconsolidated affiliates decreased by $7,527,000 to $10,340,000 in 1997 from $17,867,000 in 1996 primarily as a result of the cessation of funding of 1A TV.

         Loss on impairment of investments in unconsolidated affiliates of $20,707,000 was a result of the write-down of the Company's investments in Germany. This write-down, together with losses incurred by the German operations, has resulted in a total charge of $27,389,000 to the Company's Consolidated Statements of Operations in 1997.

         Net interest and other income decreased by $4,215,000 to negative $6,009,000 in 1997 from negative $1,794,000 in 1996. This decrease was attributable to interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997 (collectively, the "Senior Notes"), together with the full-year impact of interest on the Company's borrowings with CS in connection with the Additional CNTS Purchase.

         The net foreign currency exchange loss of $5,857,000 in 1997 is primarily attributable to the devaluation of the local operating currencies against the United States dollar. These currencies devalued considerably more against the United States dollar in 1997 than in 1996. The net foreign currencies exchange loss was partially offset by a gain the Company realized on the Czech koruna debt funding for the Additional CNTS Purchase, which is not considered as a hedge against net investments in the Czech Republic.

         Provision for income taxes was $14,608,000 in 1997 versus $16,405,000 in 1996 as a result of the effect on Nova TV's taxable income of the devaluation of the Czech koruna against the United States dollar.

         Minority interest in loss of consolidated subsidiaries was $1,066,000 in 1997 and minority interest in income of consolidated subsidiaries was $1,072,000 in 1996. This increase was primarily the result of the Company's increased ownership in Nova TV, which continued to be profitable during 1997.

         In December 1998, CME sold its interests in the TVN television operations in Poland to its former partner. The operating losses from the Company's Polish operations for the year ended December 1997 have therefore been reclassified in the current year presentation as operating loss of discontinued operations.

         As a result of these factors,the net loss of the Company was $85,092,000 for 1997 compared to $30,003,000 for 1996.


Programming Commitments in Hungary

         Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. Accordingly, the Company took write-downs with regard to commitments for programming rights for TV3 of $10,961,000, $3,664,000 and $6,664,000 for the second, third and fourth quarters of 1998. The Company currently estimates that it will take further write-downs of up to $7,593,000 with regard to future programming rights, of which approximately $2,129,000 is expected to be taken in 1999 and $5,464,000 is expected to be taken in 2000 as these obligations are incurred. Program rights acquired by the Company under license agreements, and the related obligations incurred are recorded as assets and liabilities when the programming is available for use and the license period begins which is in accordance with SFAS No. 63. See Item 3, "Legal Proceedings".

Liquidity and Capital Resources

         Net cash used in operating activities was $28,380,000 in 1998 compared to $27,744,000 in 1997.

         Net cash used in investing activities was $55,761,000 in 1998 compared to $109,834,000 in 1997. The decrease of $54,073,000 was primarily attributable to the lower investments made by the Company in its Polish operations in 1998 compared to 1997 and proceeds from the sale of its Polish operations to its former partner.

         Net cash provided by financing activities for 1998 was $22,796,000 compared to $161,330,000 in 1997. The decrease of $138,534,000 was primarily attributable to the issuance of CME's Senior Notes in August 1997 offset by the RSL equity investment in December 1998 (see below).

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

         In December 1998, the Company received an equity investment of approximately $22,498,000 from RSL Capital LLC ("RSL"), a company wholly owned by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors. RSL purchased 1,515,000 shares of the Company's Class B Common Stock for $15.00 per share. The purchase price per share is subject to adjustment as follows: If the last reported daily trading price of the Company's Class A Common Stock on NASDAQ does not equal or exceed $15.00 for at least 20 consecutive trading days during the period commencing November 13, 1998 and ending November 13, 1999 (the "Measurement Period"), the Company will issue additional shares of Class B Common Stock to RSL for no additional consideration so that the average per share price for the shares of the Company's Class B Common Stock acquired by RSL will equal the average last reported daily trading price of the Company's Class A Common Stock during the Measurement Period, provided, that, in no event shall the average price per share for the shares of the Company's Class B Common Stock acquired by RSL be less than $10.00 per share.

         On December 11, 1998, CME sold its interests in the TVN television operations in Poland to International Trading and Investments Holding S.A. ("ITI"), a company publicly traded on the Luxembourg Stock Exchange and the Company's partner in the TVN television operations. CME caused its subsidiaries to transfer to ITI and certain of ITI's affiliates all of CME's interests in the TVN operations together with certain outstanding receivables in exchange for $10 million in cash, a note in a principal amount of $40 million bearing interest at a rate of 5% per annum and maturing in December 2001 that is convertible into equity securities of ITI and exchangeable into similar debt securities of ITI, the release of a $10 million bank guarantee and the assumption by ITI of various obligations of CME and its subsidiaries in respect of programming and satellites relating to the TVN operations. The note was recorded at a net present value of $19,836,000 due to the prevailing interest rates on similar instruments at the date of the transaction. Ronald S. Lauder, the non-executive Chairman of the Board of Directors of the Company, owns a non-controlling indirect minority interest in ITI.

         In May 1998, CNTS (Nova TV) declared a total dividend of Kc 550,000,000 ($16,963,000) of which the Company was paid Kc 525,010,000 ($16,192,000) during
1998. The remaining Kc 24,990,000 ($771,000) was paid to minority shareholders.

         As a result of the factors described above, the Company had cash and cash equivalents of $44,444,000 at December 31, 1998 compared to $104,490,000 at December 31, 1997.

         On August 11, 1997, the Company purchased a 5.8% interest in CNTS from certain of the partners of CET 21 (including Dr. Zelezny) for a purchase price of $28,537,000, to be paid in cash installments through February 15, 2000. As of December 31, 1998, the Company had paid $20,662,000 of the purchase price and is obligated to make further payments of $5,313,000 during 1999 and $2,562,000 during 2000. Each further payment is subject to increase to an amount equal to the value of such payment as if it had been invested in CME's Class A Common Stock at a purchase price of $23.375 per share.

         On August 1, 1996, the Company purchased CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at December 31, 1998 was Kc 632,580,000 ($21,188,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,424,000) during the period from February 1999 through May 2002, and Kc 37,580,000 ($1,259,000) in August 2002.

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. CNTS has a line of credit with CS for up to Kc 250,000,000 ($8,374,000) bearing interest at a rate 0.5% over the Prague Interbank Offer Rate ("PRIBOR"). This facility is secured by CNTS's equipment, vehicles and receivables. In October 1997, CNTS entered into a Kc 500,000,000 ($16,748,000) line of credit with ING Bank N.V. The line of credit, which may be drawn in Czech koruna, German marks or United States dollars, bears interest at a rate of 0.5% over the interbank offered rate for the applicable currency and matures in October 1999. CNTS had no borrowings under these facilities at December 31, 1998.

         In June 1997 in connection with CNTS's acquisition of Nova TV's main studios and offices, CNTS assumed obligations under a loan from CS (the "CS Loan") secured by a mortgage on the studios and offices. The CS Loan provides for quarterly payments of Kc 16,500,000 ($553,000), plus interest equal to three month PRIBOR plus 1.0%, to be paid through December 1999. As of December 31, 1998, the outstanding balance under the CS Loan was Kc 60,000,000 ($2,010,000).

         In February 1998, Markiza TV entered into a revolving credit facility with Bank Austria. The facility is for Sk 100,000,000 ($2,709,000) and matures in September 2000.

This facility is secured by Markiza TV's land and buildings. Bank Austria has notified Markiza TV that this facility is not available for draw-down as a result of the dispute regarding the ownership of Markiza-Slovakia s.r.o., the company which holds the Markiza TV broadcast license. The unavailability of this facility has had no material impact on Markiza TV's business to date. See Part I, Item 3 "Legal Proceedings".

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As of December 31, 1998, the outstanding balance under the loan was $3,554,000. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit which matures in June 2000. At December 31, 1998, $1,290,000 was outstanding under this facility. The second facility is a long-term loan for $4,000,000 which matures in December 2002. At December 31, 1998, $3,654,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles.

         TV3 has borrowings of HUF 279,000,000 ($1,286,000) from a local Hungarian bank. The loan matures in December 2000 and is secured by pledges of certain fixed assets of TV3. The Company has loaned $400,000 to TV3 since December 31, 1998. The Company has made approximately $385,000 in cash programming payments on behalf of TV3 since December 31, 1998, and has additional cash programming payments due for TV 3 in the amount $10,863,000, $4,567,000 and $4,567,000 for 1999, 2000 and 2001. It is anticipated that the
Company will lend up to an additional $2,000,000 to TV3 throughout 1999.

         On February 26, 1999, the Company entered into a $15,000,000 secured revolving Credit Facility with ING Bank N.V. (the "ING Facility"). The ING Facility is for a term of three years and the commitment level is to be reduced in four equal semi-annual instalments starting in June 2000. The ING Facility is secured by the assets of a wholly-owned subsidiary of the Company, which holds the Company's interest in CNTS, and will be repaid from the dividends of CNTS. The rate of interest charged on the ING Facility is based on the ratio of the Company's indebtedness to CNTS's broadcast cash flow and may range from 3.75% to 2.50% over United States dollar LIBOR. The availability of the ING Facility is subject to the satisfaction of various conditions which have not yet been met.

         On March 18, 1999, the Company added to its cash balances by receiving net proceeds of approximately $39,000,000 from the sale of its 9.6% stake in MobilRom in Romania.

         The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. In the case of TV3, the Company's voting interest is sufficient to compel the payment of dividends. There are no legal reserve requirements in Hungary.

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

         The Company believes that taken together its current cash balances (including cash received from the MobilRom sale in March 1999), internally generated cash flow and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations for the next 12 to 18 months. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing.

Year 2000 Issue

         The "Year 2000 Issue" consists of computer programs and embedded technology in equipment defining years using the last two digits rather than all four digits of the applicable year and could result in the complete or partial failure of computer applications and equipment with embedded technology by or at the year 2000. The Company has established a Year 2000 compliance plan and timetable. A Committee chaired by the Company's Chief Operating Officer and comprised of technical personnel from each of the Company's television operations is overseeing the process.

         The Company has undertaken and expects to complete by mid-1999 (i) a systems and equipment review (both the Company's and that of third party vendors), (ii) an assessment of compliance costs and (iii) a plan for business continuity in the event that full compliance is not attainable and then proceed through implementation, testing and management.

         Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be immaterial. These costs are expected to be incurred primarily in fiscal 1999 and include third-party consultants, remediation of existing computer software and replacement and remediation of embedded chips. Such costs do not include internal management time, the effect of which is not expected to be material to the Company's results of operations or financial condition.

         The Company's broadcast operations are highly dependent upon equipment with embedded computer technology (cameras, mixing equipment, broadcast equipment, etc.), the widespread failure of which would have a material adverse impact on the Company's results of operations. The Company will continually review its progress against its Year 2000 plans. Accounting rules require Year 2000 compliance costs to be expensed as incurred.

Euro Conversion

         As part of the European Economic and Monetary Union (EMU), a single currency, the euro, will replace the national currencies of many of the member countries of the European Union. Although the Company does not currently conduct business in any of the countries which are adopting the euro, it holds debt denominated in German marks, one of the currencies scheduled to be replaced by the euro. Additionally, it is expected that several of the countries in which the Company operates are likely to join EMU at some point in the future.

         The conversion rates between the euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999 and the participating national currencies will be removed from circulation between January 1, and June 30, 2002 and replaced by euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in euro or the participating country's national currency.

         Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, the Company expects to be euro "compliant" (able to receive euro denominated payments and able to invoice in euros as requested by vendors and suppliers, respectively) by the time national currencies are removed from circulation. The cost of software and business process conversion is not expected to be material.

Forward-looking Statements

         Statements made in "Programming Commitments in Hungary" and "Liquidity and Capital Resources" regarding future investments in existing television broadcast operations, business strategies, commitments and the future need for additional funds from outside sources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates, including the continuing impact of the Russian financial crisis on the economies of these countries, and general market and economic conditions in these countries. Important factors with respect to discussions and negotiations described in "Corporate Structure-Czech Republic" include legal and regulatory conditions in the Czech Republic. Important factors with respect to completion of the Company's Year 2000 compliance plan include the outcome of the Company's systems and equipment review and the extent to which Company and third party systems are found to be out of compliance.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain subsidiaries. Several of the Company's subsidiaries hold long-term debt under credit facilities that provide for interest at a spread above a basis rate (such as LIBOR). A significant rise in these basis rates would not materially adversely affect the Company's business, financial condition or results of operations. The Company does not utilize derivative financial instruments to hedge against changes in interest rates. The Company believes that it currently has no material exposure to market risk associated with activities in derivative or other financial instruments.

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. See Note 11 to the Consolidated Financial Statements. At December 31, 1998, CNTS was party to two foreign exchange contracts for the purchase of an aggregate of $1,000,000. The Company's value at risk from holding such contracts at December 31, 1998 was immaterial.

         On August 11, 1997, the Company purchased a 5.8% interest in CNTS from certain of the partners of CET 21 for a purchase price of $28,537,000, to be paid in installments through February 15, 2000. As of December 31, 1998, the Company had paid $20,662,000 of the purchase price and is obligated to make further payments of $5,313,000 during 1999, and $2,562,000 during 2000. Each further payment is subject to increase to an amount equal to the value of such payment as if it had been invested in CME's Class A Common Stock at the date of the closing of the purchase at a purchase price of $23.375 per share. At December 31, 1998, no such increase has accrued because the trading price of CME's Class A Common Stock was less than $23.375.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central European Media Enterprises Ltd.:

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with United States generally accepted accounting principles.

                                       ARTHUR ANDERSEN & CO.

Hamilton, Bermuda
March 29, 1999

                   CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997
                                    ($000s)
ASSETS                                                   December 31,
                                                  ---------------------------
                                                       1998           1997
                                                       ----           ----
CURRENT ASSETS:
  Cash and cash equivalents......................    $ 44,444      $ 104,490
  Restricted cash................................          67            800
  Accounts receivable (net of allowances
    of $3,271, $3,658)...........................      41,237         37,437
  Program rights costs...........................      29,632         22,950
  Advances to affiliates.........................      11,058          8,527
  Other short-term assets........................      28,670         10,674
                                                    ----------    ----------
    Total current assets.........................     155,108        184,878

  Investments in unconsolidated affiliates.......      29,357         45,796
  Investments....................................           -         12,951
  Net assets of discontinued operations..........           -         44,587
  Loans to affiliates............................       9,514         12,293
  Property, plant and equipment (net of
    depreciation  of $50,477, $31,047)...........      66,282         56,553
  Program rights costs...........................      21,206         12,851
  License costs and other intangibles (net of
    amortization of $6,813, $4,282)..............       6,502          6,208
  Goodwill (net of amortization of $33,968,
    $16,124).....................................      70,196         66,451
  Note receivable (Note 1).......................      20,071              -
  Other assets...................................       7,230          9,115
                                                    ----------    ----------
    Total assets.................................    $385,466      $ 451,683
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued liabilities.......    $ 69,187       $ 46,071
  Duties and other taxes payable.................      11,722         10,612
  Income taxes payable...........................       1,157          2,308
  Current portion of credit facilities and
    obligations under capital leases.............      10,313          8,310
  Dividends payable..............................          -             996
  Investments payable............................      12,281         14,182
  Advances from affiliates.......................       2,533            566
                                                    ----------    ----------
    Total current liabilities....................     107,193         83,045

  Deferred income taxes..........................         302            170
  Long-term  portion of credit facilities and
    obligations under capital leases.............      23,296         24,204
  Investments payable............................       2,563          7,875
  $100,000,000 9 3/8 % Senior Notes..............      99,875         99,853
  DM 140,000,000 8 1/8 % Senior Notes............      83,729         77,513
  Other Liabilities..............................       2,099            199
  Minority interest in consolidated
    subsidiaries.................................         702          1,241

        Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:

  Class A Common Stock, $0.01 par value: authorized:
    100,000,000  shares at December  31, 1998 and
       December 31, 1997; issued and outstanding:         181            169
       18,070,789  at December 31, 1998 and
       16,934,894 at December 31, 1997............
  Class B Common Stock, $0.01 par value: authorized:
       15,000,000  shares at  December  31, 1998 and
       December  31, 1997; issued and outstanding          76             71
       7,577,329 at December 31, 1998 and
       7,064,475 at December 31, 1997............
  Additional paid-in capital.....................     356,378        332,386
  Accumulated deficit............................    (288,348)      (163,096)
  Accumulated other comprehensive income (loss)..      (2,580)       (11,947)
                                                    ----------    -----------
         Total shareholders' equity..............      65,707        157,583
                                                    ----------    -----------
         Total liabilities and shareholders'
           equity................................   $ 385,466       $451,683
                                                    ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000s, except per share data)

                                                        For the years
                                                      ended December, 31
                                              --------------------------------
                                              1998          1997          1996
                                              ----          ----          ----
Gross revenues                            $ 234,878    $  194,373    $  170,114
Discounts and agency commissions            (52,511)      (44,108)      (34,129)
                                          ----------   ----------    ----------
Net revenues                                182,367       150,265       135,985

STATION EXPENSES:
  Other operating costs and expenses         73,993        60,697        50,188
  Amortization of programming rights         55,226        22,770        21,599
  Depreciation of station fixed assets
    and other intangibles                    17,056        15,184        13,314
                                          ----------   ----------    ----------
    Total station operating costs and
      expenses                              146,275        98,651        85,101
 Selling, general and administrative
   expenses                                  28,806        22,953        21,357

CORPORATE EXPENSES:

  Corporate operating costs and
    development expenses                     22,670        25,467        15,782
  Amortization of goodwill and allowance
    for development costs                    16,809        14,845         2,940
  Capital registration tax                        -             -           809
  Restructuring charge (Note 4)               2,552             -             -
                                          ----------   ----------    ----------
                                             42,031        40,312        19,531
                                          ----------   ----------    ----------
Operating (loss)/income                     (34,745)      (11,651)        9,996

Equity in loss of unconsolidated
    affiliates                               (3,398)      (10,340)      (17,867)
Loss on impairment of investments in
    unconsolidated affiliates                     -       (20,707)            -

Net interest and other income               (18,591)       (6,009)       (1,794)
Foreign currency exchange loss, net          (8,412)       (5,857)       (2,861)
                                          ----------   ----------    ----------
Loss before  provision for income
  taxes, minority interest
    and discontinued operations             (65,146)      (54,564)      (12,526)
Provision for income taxes                  (15,856)      (14,608)      (16,405)
                                          ----------   ----------    ----------
Loss before minority interest and
  discontinued operations                   (81,002)      (69,172)      (28,931)
Minority interest in (income)/loss
  of consolidated subsidiaries                 (156)        1,066        (1,072)
                                          ----------   ----------    ----------
Net loss from continuing operations         (81,158)      (68,106)      (30,003)

Discontinued operations:

Operating loss of discontinued
  operations                                (15,289)      (16,986)            -
Loss on disposal of discontinued
  operations                                (28,805)            -             -
                                          ----------   ----------    ----------
                                            (44,094)      (16,986)            -
                                          ----------   ----------    ----------
Net loss                                  $(125,252)   $  (85,092)   $  (30,003)
                                          ==========   ==========    ==========
PER SHARE DATA
Net loss per share (Note 3)
   Continuing operations - Basic
     and diluted                          $   (3.36)    $   (2.85)   $    (1.55)
   Discontinued operations - Basic
     and diluted                              (1.83)        (0.71)            -
                                          ----------   ----------    ----------
   Net                                    $   (5.19)    $   (3.56)   $    (1.55)
                                          ==========   ==========    ==========
Weighted average common shares used in
  computing per share amounts:

  Basic and diluted                          24,134        23,911        19,373
                                          ==========   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                         CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                               For the Period from December 31, 1995 to December 31, 1998
                                             ($000s, except per share data)
                                                                                                 Accumulated
                                           Class A     Class B                                      Other           Total
                           Comprehensive   Common     Common     Capital  Treasury  Accumulated  Comprehensive   Shareholders'
                              Income        Stock      Stock     Surplus    Stock     Deficit       Income          Equity
                              (Loss)                                                    (a)       (Loss) (b)
                           -------------  --------   --------   --------  --------  -----------  -------------   ---------------
BALANCE, December 31, 1995                    103       81      187,997    (2,476)     (48,001)        1,232          138,936

Comprehensive income (loss):
Net Loss                      (30,003)                                                 (30,003)                       (30,003)
Other  comprehensive
income (loss):
  Unrealized
translation adjustments        (4,462)                                                                (4,462)          (4,462)
                           --------------
Comprehensive loss            (34,465)
                           ==============
Stock issued:
Retirement of Treasury
  Stock                                        (2)      -        (2,474)    2,476            -             -                -
Capital contributed  by
  shareholders, net of
  costs of $8,177                              66       (9)     144,792         -            -             -          144,849
                                           ------     ----      -------       -----    --------     --------         --------

BALANCE, December 31, 1996                    167       72      330,315         -      (78,004)      (3,230)          249,320

Comprehensive income (loss):
Net Loss                      (85,092)                                                 (85,092)                       (85,092)
Other comprehensive
income (loss):
  Unrealized translation
  adjustments                  (8,717)                                                                (8,717)          (8,717)
                           --------------
Comprehensive loss            (93,809)
                           ==============
Stock issued:
Capital   contributed   by
shareholders                                   2        (1)       2,071         -            -             -            2,072
                                           ------     ----       -------      -----    --------     --------         --------

BALANCE, December 31, 1997                   169        71      332,386         -     (163,096)      (11,947)         157,583

Comprehensive income (loss):
Net Loss                     (125,252)                                                (125,252)                      (125,252)
Other comprehensive
  income (loss):
    Unrealized
    translation adjustments     9,367                                                                  9,367            9,367
                           --------------
Comprehensive loss           (115,885)
                           ==============
Stock issued:
Capital contributed by
  shareholders, net of
  costs of $227                               12         5       23,992         -            -             -           24,009
                                           ------     ----      --------      -----    --------      --------         --------

BALANCE, December 31, 1998                   181        76      356,378         -     (288,348)       (2,580)          65,707
                                           ======     ====      ========     =====    ========      ========         ========


(a) Of the accumulated deficit of $288,348 at December 31, 1998, $85,164 represents accumulated losses in unconsolidated affiliates.

(b) Represents foreign currency translation adjustments.


The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000s)


                                                                                For the years ended December 31,
                                                                           ------------------------------------------
                                                                              1998           1997          1996
                                                                              -----          -----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                     $(125,252)      $(85,092)     $(30,003)

Adjustments to reconcile net loss to net cash used in operating activities:

    Equity in loss of unconsolidated affiliates                                  3,398         10,340        17,867
    Loss on impairment of investments in unconsolidated affiliates                   -         20,707             -
    Depreciation and amortization (excluding amortization of barter             90,732         51,634        33,288
programs)

    Discontinued operations                                                     44,094         16,986             -
    (Profit) loss on disposal of investment                                          -         (2,255)            -
    Minority interest in income (loss) of consolidated subsidiaries                156         (1,066)        1,072
    Valuation allowance for development costs                                        -          1,125           714
    Foreign currency exchange loss, net                                          8,412          5,857         2,861
    Accounts receivable                                                          1,185         (6,619)       (4,881)
    Cash paid for program rights                                               (52,520)       (35,006)      (24,072)
    Advances to affiliates                                                      (1,102)        (5,479)       (3,334)
    Other short-term assets                                                     (2,906)        (2,605)       (1,702)
    Accounts payable and accrued liabilities                                     5,255          2,823         8,297
    Income and other taxes payable                                                 168            906        (3,151)
                                                                          -------------  ------------- -------------
          Net cash used in operating activities                                (28,380)       (27,744)       (3,044)
                                                                          -------------  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investments in unconsolidated affiliates                                    (7,148)        (8,264)      (45,884)
    Other investments                                                              (34)        (5,133)       (3,600)
    Investments in discontinued operations                                     (26,513)       (51,065)       (7,093)
    Cash proceeds from disposal of discontinued operations                      10,000              -             -
    Restricted cash                                                                733          1,949         1,467
    Acquisition of fixed assets                                                (15,088)       (15,322)      (17,801)
    Acquisition of minority interest                                            (9,930)       (16,950)       (5,607)
    Purchase of  business, net of cash acquired                                      -         (2,471)       (4,895)
    Loans and advances to affiliates                                            (6,001)        (8,827)      (16,705)
    Payments for license costs, other assets and intangibles                    (1,780)        (3,630)       (1,343)
    Development costs                                                                -           (121)      (18,936)
                                                                          -------------  ------------- -------------
        Net cash used in investing activities                                  (55,761)      (109,834)     (120,397)
                                                                          -------------  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Credit facilities and payments under capital leases                         (2,354)        (9,834)        1,409
    Dividends paid to minority shareholders                                     (1,777)        (3,090)       (3,575)
    Advances received from affiliates                                              950              -             -
    Repayment of advances by affiliates                                              -              -        (2,081)
    Issuance of debt, net of related costs                                           -        169,572             -
    Capital contributed by shareholders                                         24,009          2,072       144,849
    Other long term liabilities                                                  1,968            (42)          137
    Investments by minority shareholders in consolidated subsidiaries                -          2,652             -
                                                                          -------------  ------------- -------------
         Net cash provided by financing activities                              22,796        161,330       140,739
                                                                          -------------  ------------- -------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                                     1,299           (665)          243
                                                                          -------------  ------------- -------------

        Net increase (decrease) in cash and cash equivalents                   (60,046)        23,087        17,541
CASH AND CASH EQUIVALENTS,  beginning of period                                104,490         81,403        63,862
                                                                          -------------  ------------- -------------

CASH AND CASH EQUIVALENTS,  end of  period                                     $44,444       $104,490       $81,403
                                                                          =============  ============= =============

SUPPLEMENTAL INFORMATION Cash paid for:

        Interest                                                             $  20,375       $  5,648      $  4,590
        Income Taxes                                                         $  16,613        $24,072       $22,048


 The accompanying notes are an integral part of these consolidated financial statements.


1. ORGANIZATION AND BUSINESS

         See Note 15, "Sale Transaction".

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

         The Company currently owns a 99% voting and economic interest in Ceska Nezavisla Televizni Spolecnost s.r.o. ("CNTS"), with the remaining 1% voting and economic interest in CNTS held by CET 21 s.r.o. ("CET"). CET holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Dr. Vladimir Zelezny, the General Director of both CET and CNTS, owns a controlling 60% participation interest in CET. CNTS is governed by a Memorandum of Association and Investment Agreement. The Company has the right to appoint five of the seven members of CNTS's Committee of Representatives, which directs the affairs of CNTS. A representative of CET has certain delay and veto rights on non-economic programming matters related directly to the broadcast license.

         CNTS provides television and related services to CET, which broadcasts the Nova TV signal, pursuant to a Services Agreement with CET dated May 21, 1997 (the "Services Agreement"). In consideration for its activities under the Services Agreement, CNTS is entitled to retain revenues from sales of advertising on Nova TV less a monthly fee paid to CET.

         On March 19, 1999, CET provided CNTS with a copy of a letter, dated March 15, 1999 addressed to Dr. Zelezny as executive of CET and signed by the Chairman of the Czech Media Council, in which the Czech Media Council takes positions that appear inconsistent with the existing relationship between CNTS and CET. Among other things, the Czech Media Council has questioned the exclusive nature of the commercial relationship between CNTS and CET and the manner in which CET enters into certain broadcasting-related contracts. CME believes that the structure of Nova TV and the contracts and business dealings between CET and CNTS are in compliance with all applicable Czech laws and regulations. However, there can be no assurance that the Czech Media Council will conclude, as it has in the past, that such dealings are in compliance and there can be no assurance that the Czech Media Council will not require modifications of the arrangements between CET and CNTS.

         In this connection, CME has recently been engaged in discussions and negotiations with Dr. Zelezny regarding the relationship between CNTS and CET, including with respect to actions taken and proposed to be taken by CET concerning the acquisition of programming for CET and other matters with which CNTS disagrees. On behalf of CET, Dr. Zelezny has requested certain modifications in the CNTS Memorandum of Association and Investment Agreement and the Services Agreement, which modifications CME is resisting. CME has proposed to Dr. Zelezny alternative arrangements that it believes would solidify CNTS's contractual relationship with CET and satisfy Dr. Zelezny's concerns regarding the existing arrangements. However, there can be no assurance that CME and CNTS will be able to reach a satisfactory agreement with CET and Dr. Zelezny.

         CME and CNTS intend to take all available actions to protect their legal rights and financial interests in connection with Nova TV, and it is possible that the current disagreements with Dr. Zelezny could result in protracted litigation. If the Czech Media Council were to require significant changes in the current arrangements between CNTS and CET, or if the differences between CNTS and CET cannot be resolved, one or more material adverse affects on the business and financial condition of CNTS and CME could result, including a substantial reduction in the economic benefits currently enjoyed by CNTS and CME and, potentially, a termination of the existing commercial relationship between CNTS and CET.

         The Company owns a 76% interest in Radio Alfa a.s. v likvidoci ("Radio Alfa"), which ceased operations on December 31, 1998 and is being liquidated.

         In Romania, the Company and its local partners operate PRO TV, a commercial television network, and a second channel, Acasa, through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% equity interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International holding many of the licenses for the stations comprising the PRO TV network. On March 18, 1999 the Company sold its 9.6% equity interest in MobilRom, a GSM cellular network in Romania, held through Unimedia, a holding company.

         In Slovenia, the Company operates POP TV, together with MMTV d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), through Produkcija Plus d.o.o. ("Pro Plus"). Under the names POP TV and Gajba TV, Pro Plus provides programming to, and sells advertising for, affiliated stations. The Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.5% as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59. Tele 59 owns a 21% equity interest in Pro Plus, and the remaining 1% equity interest in Pro Plus is owned by MMTV. The Company also owns a 20% interest in Meglic Telecom d.o.o. ("MTC") a cable operator in Ljubljana which owns a 67% economic interest in MMTV.

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

         In Hungary, the Company owns a 99% equity interest in Budapesti Kommunikacios Rt. ("TV3"), a television station operating in Budapest distributing its signal by satellite to cable systems throughout Hungary. The Company wholly owns Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and duplication company and owns 24.9% of the equity of 2002 Tanacsado es Szolgaltato Korlatolt Felelosegu Tarsasag ("2002 Kft"), a broadcasting company.

         In Ukraine, the Company owns a 60% interest in a group of companies (collectively, the "Studio 1+1 Group"), which have the right to broadcast programming and sell advertising on Ukrainian National Channel 2 ("UT-2").

         In December 1998, CME sold its interests in the TVN television operations in Poland to International Trading and Investments Holding S.A. ("ITI") in exchange for $10 million in cash, a note in a principal amount of $40 million bearing interest at a rate of 5% per annum and maturing on December 10, 2001 that is convertible into equity securities of ITI and exchangeable into similar debt securities of ITI, the release of a $10 million bank guarantee and the assumption by ITI of various obligations of CME and its subsidiaries in respect of programming and satellites relating to the TVN operations. The note was recorded at a net present value of $19,836,000 due to the prevailing interest rates on similar instruments at the date of the transaction. Ronald S. Lauder, the non-executive Chairman of the Board of Directors of the Company, owns a non-controlling indirect minority interest in ITI.

         This transaction resulted in the treatment of these interests and related operations as discontinued operations for all periods presented in the accompanying financial statements. The accompanying financial statements have been restated for all periods presented in order to reflect the Company's Polish operations as discontinued operations.

2. FINANCING OF OPERATING AND CAPITAL NEEDS

         In 1998, the Company continued to use the cash proceeds from the Senior Notes issued in 1997. In December 1998, the Company received an equity investment of approximately $22,498,000 from RSL Capital LLC ("RSL"), a company wholly owned by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors. RSL purchased 1,515,000 shares of the Company's Class B Common Stock for $15.00 per share. The purchase price per share is subject to adjustment as follows: If the last reported daily trading price of the Company's Class A Common Stock on NASDAQ does not equal or exceed $15.00 for at least 20 consecutive trading days during the period commencing November 13, 1998 and ending November 13, 1999 (the "Measurement period"), the company will issue additional shares of Class B Common Stock to RSL for no additional consideration so that the average per share price for the shares of the Company's Class B Common Stock acquired by RSL will equal the average last reported daily trading price of the Company's Class A Common Stock during the Measurement Period, provided, that, in no event shall the average price per share for the shares of the Company's Class B Common Stock acquired by RSL be less than $10.00 per share.

         The Company had cash of $44,373,000 and marketable securities of $71,000 at December 31, 1998 to enable it to finance its future activities.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

         The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. In the case of TV3, the Company's voting interest is sufficient to compel the payment of dividends. There are no legal reserve requirements in Hungary. In the Company's history, the only dividend received from any of the Company's Subsidiaries are those received from CNTS.

General

         The Company believes that taken together its current cash balances (including cash received from the MobilRom sale in March 1999), internally generated cash flow and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations for the next 12 to 18 months. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of Nova TV, PRO TV, POP TV, TV3, Videovox and Radio Alfa (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the years presented, as applicable (Note 1). The results of Markiza TV (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying Consolidated financial statements using the equity method. The results of the Studio 1+1 Group are consolidated in the 1998 balance sheet, but are included in the Consolidated Statements of Operations under the equity method through December 23, 1998, the date at which CME increased its ownership interest to 60% and began to consolidate the Studio 1+1 Group.

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

         The Company records barter transactions at the estimated fair market value of goods or services received. In cases where bartered programs can only be obtained through a barter agreement, the Company values the barter at the value of the asset conveyed in exchange for the programs. In other cases where the Company has elected to enter into barter agreements as an alternate method of payment, strictly for economic reasons, the Company values the barter agreement at the value of the asset received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by the Company's station prior to receiving the merchandise or services, a receivable is recorded.

Cash and cash equivalents

         Cash and cash equivalents includes unrestricted cash in banks and highly liquid investments with original maturities of less than three months. Restricted cash (restricted for guarantees to third parties or vendors) at December 31, 1998 and 1997 is $67,000 and $800,000 respectively.

Long-lived assets

         The Company periodically evaluates its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary.

Program Rights and Production Costs

         Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized using straight-line and accelerated methods based on the estimated period of usage, ranging from one to five years. The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted prospectively.

         Payments made for program rights in which the license period has not begun before year end are classified as prepaid expenses.

         Production costs for self-produced programs are expensed when first broadcast except where the programming has potential to generate future revenues. When this is the case, production costs are capitalized and amortized on the same basis as programming obtained from third parties.

 Intangible Assets

         Intangible assets include goodwill, broadcast license, license acquisition costs and capitalized debt costs.

         Goodwill represents the Company's excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of the assets. Amounts recognized to date have been amortized over periods ranging from 2 to 8 1/2 years from the original date of acquisition.

         License costs and other intangibles reflect the costs of acquiring licenses to broadcast and the excess of the Company's investment above the Company's share of net assets received from newly formed, consolidated entities as well as the amounts paid to secure licenses. Broadcast license costs are capitalized and amortized over the life of the related license. License acquisition costs are amortized over the lives of the related licenses which range from 5 to 10 years. These costs are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of license acquisition costs may not be recoverable.

         Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. These costs are amortized over the life of the related debt instrument.

Fair Value of Financial Instruments

         The Company accounts for the fair value of financial instruments in accordance with SFAS No. 107, 'Disclosures about Fair Value of Financial Instruments'. To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1998 and 1997, the carrying value of all financial instruments (primarily loans payable and receivable and, in limited circumstances, foreign exchange contracts) approximated fair value.

Income Taxes

         Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are depreciation, amortization and tax losses carried forward.

Foreign Currency Translation

         The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SiT"), Slovak korunas ("Sk"), Hungarian forints ("HUF") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV, Videovox, Radio Alfa, TV3 and certain Studio 1+1 entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

         PRO TV and certain Studio 1+1 entities operate in economies considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

         The exchange rates at the end of and for the periods indicated are shown in the table below.


                                                   Balance Sheet                       Income Statement
                                          ---------------------------------  --------------------------------------
                                                  At December 31,             Weighted average for the year
                                                                                   ending December 31,
                                            1998       1997     % Change         1998         1997      % Change
                                            ----       ----     --------         ----         ----      --------
Czech koruna equivalent of $1.00            29.86      34.64       13.8%           31.96       32.03        0.2%
German mark equivalent of $1.00              1.67       1.80        7.2%            1.76        1.73       -1.7%
Hungarian forint equivalent of $1.00          217        204       -6.4%             217         201       -8.0%
Romanian lei equivalent of $1.00           10,983      8,023      -36.9%           8,863       7,077      -25.2%
Slovak koruna equivalent of $1.00           36.91      34.78       -6.1%           35.20       33.64       -4.6%
Slovenian tolar equivalent of $1.00        161.20     169.18        4.7%          165.99      160.37       -3.5%
Ukrainian hryvna equivalent of $1.00         3.43       1.90      -80.5%            2.45        1.86      -31.7%


         In the accompanying notes, $ equivalents of Kc, ROL, SIT, Sk, HUF, Hrn and DM amounts have been included at December 31, 1998, 1997 or historical rates, as applicable, for illustrative purposes only. In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

Net Loss Per Share

         Net loss per share was computed by dividing the Company's net loss by the weighted average of Common Shares (both Class A and Class B) outstanding during the years ending December 31, 1998, 1997 and 1996. The impact of outstanding options and warrants has not been included in the computation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive.

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

Segment Data

         During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related

Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information (Note 14).

Comprehensive Income (Loss)

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income (loss) and foreign currency translation adjustments, in the accompanying Consolidated Statement of Shareholders' Equity (Deficit).

Derivative Instruments and Hedging Activities -- New Accounting Pronouncement

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

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively.

         The Company occasionally enters into forward foreign exchange contracts (See Note 11). No material impact is expected as a result of the adoption of SFAS No. 133 when it is applicable.

4. RESTRUCTURING CHARGE

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs.

5. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:


                                                                      Useful           December 31,
                                                                                -----------------------
                                                                      Lives        1998           1997
                                                                      -----        ----           ----
                                                                     Years         $000           $000
Land and buildings ............................................        25-50       18,686         16,800
Leasehold improvements.........................................         4-15        8,036          4,840
Station machinery, fixtures and equipment......................          4-8       78,033         56,083
Other equipment................................................          3-8        7,761          4,558
Construction in progress.......................................           --        4,243          5,319
                                                                                ------------  ------------
                                                                                  116,759         87,600
Less - Accumulated depreciation................................                   (50,477)       (31,047)
                                                                                ============  ============
                                                                                   66,282         56,553
                                                                                ============  ============

6. OTHER ASSETS

Other assets consist of the following:

                                                                                         December 31,
                                                                                 ------------------------------
                                                                                     1998            1997
                                                                                     ----            ----
                                                                                     $000            $000
      Current:

           Kanal A ............................................................          --           1,000
           Prepaid program rights and dubbing..................................       4,968           4,711
           VAT recoverable.....................................................       2,419             704
           Investment in Unimedia..............................................      15,310              --
           Other...............................................................       5,973           4,259
                                                                                =============== ================
                                                                                     28,670          10,674
                                                                                =============== ================
      Long term:

           Satellite transponder deposits......................................       1,440           1,331
           Advances for technical equipment....................................          --           1,395
           Capitalized debt costs..............................................       5,502           6,389
           Other...............................................................         288              --
                                                                                =============== ================
                                                                                      7,230           9,115
                                                                                =============== ================

         In June 1995 the Company, through CME Programming Services Inc., obtained leasehold rights for a 12 year period to a 33 MHz transponder on the Eutelsat Hot Bird 3 satellite ("Hot Bird 3"), which launched in October 1997. The Company has paid a deposit of $350,000 against this lease. The annual charge for the lease is euro 3,443,000. Provided that the contract does not terminate before the expiration date (September 2009), the remaining $350,000 of the deposit is repayable to the Company by deduction from the final two invoices.

         In September 1997, the Company, through CME Programming Services Inc., extended and renegotiated its rights to two 9 MHz transponders on the Eutelsat IIF 1 satellite ("Eutelsat IIF 1"). The Company paid a deposit equivalent to a three month invoicing period of euro 440,000, which is refundable in approximately mid-1999. There are no longer any charges due under this lease.

         In October 1997, the Company, through CME Programming Services Inc., obtained leasehold rights for an approximate 12 year period to a 16.5 MHz transponder on the Eutelsat Hot Bird 5 satellite ("Hot Bird 5"), which launched in November 1998.The Company has paid a deposit of euro 557,000 ($678,000). The annual charge for the lease is euro 1,900,000. Provided that the contract does not terminate before the expiration date (October 2010), the deposit is repayable to the Company by deduction from the final three invoices.

         Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. These costs are amortized over the life of the related debt instrument.

7. INCOME AND CAPITAL TAXES PAYABLE

(a) Provision for income taxes relates primarily to the profits of CNTS.


                                                                                      December 31,
                                                                        ------------------------------------------
                                                                           1998          1997           1996
                                                                           ----          ----           ----
                                                                           $000          $000           $000

Current, domestic taxes.............................................      15,712         15,342        16,826
Deferred foreign taxes..............................................         144          (734)         (421)
                                                                       =============  ============  =============
                                                                          15,856         14,608        16,405
                                                                       =============  ============  =============

         Income taxes are provided on CNTS profits, which cannot be offset against losses incurred elsewhere in the group or against corporate costs incurred in other jurisdictions. The effective income tax rate in the Czech Republic is 35%, 39% and 39% for the years ended December 31, 1998, 1997 and 1996, respectively.

         At the present time no income, profit, capital or capital gain taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

Deferred income tax assets

                                                                              December 31,
                                                                      ----------------------------
                                                                          1998            1997
                                                                          ----            ----
                                                                          $000            $000

Provisions against receivables......................................       1,046             725
Accelerated amortization of programming licenses....................          --             602
Tax loss carryforwards..............................................       1,981           1,348
Other...............................................................          45             724
                                                                      --------------  --------------
                                                                           3,072           3,399
Valuation allowance on deferred tax asset...........................     (1,806)         (2,653)
                                                                      --------------  --------------
                                                                           1,266             746
                                                                      --------------  --------------

Deferred income tax liabilities

                                                                             December 31,
                                                                     ----------------------------
                                                                          1998           1997
                                                                          ----           ----
                                                                          $000           $000

Valuation allowance.................................................         489             --

Depreciation and amortization.......................................         467            466
Lease payments......................................................         289            250
Other...............................................................         323            200
                                                                      -------------- --------------
                                                                           1,568            916
                                                                      ============== ==============
Net deferred tax liability..........................................         302            170
                                                                      ============== ==============

         Net operating losses incurred in 1998, 1997 and 1996 in Romania, Slovenia, Slovakia, Hungary and Ukraine are available for offset against taxable income in those countries in the future. Net operating losses experienced in these jurisdictions in certain years may not be fully available for offset against taxable income in the future in those countries.

         A valuation allowance has been provided for net operating loss carryforwards in these jurisdictions, as it is more likely than not, for a variety of reasons, including the uncertainties in the tax regimes, that they may not be fully utilized.

(b) Capital Registration Tax

         Capital registration tax is payable on the contribution of capital to certain subsidiaries of CME. It has been included within corporate expenses for 1996, as it is not dependent upon the level of income, in the amount of $809,000.

8. INVESTMENTS PAYABLE


                                                                                        December 31,
                                                                                -----------------------------
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                    $000           $000
     Short Term:
          CNTS.......................................................                5,312          9,162
          Richard Knauff.............................................                    -            151
          Radio Alfa.................................................                   69            138
          SFF........................................................                    -          1,131
          Unimedia...................................................                6,900          3,600
                                                                                ============== ==============
                                                                                    12,281         14,182
                                                                                ============== ==============
     Long Term:
          CNTS.......................................................                2,563          7,875
                                                                                ============== ==============

CNTS

         On August 11, 1997, the Company made the Second 1997 CNTS Purchase when it purchased Nova Consulting a.s. ("NC") from certain of the partners of CET 21, for a purchase price of $28,537,000, to be paid on an installment basis through February 15, 2000, subject to adjustment as described below. NC owns a 5.8% interest in CNTS. A portion of the payments are subject to increase based upon the performance of CME's Class A Common Stock. As of December 31, 1998, the Company has paid $20,662,000 of the purchase price and is obligated to make further payments of $5,312,000 during 1999, and $2,563,000 during 2000. Any adjustments made in the future (none have been made through December 31, 1998) as a result of the performance of CME's Class A Common Stock will be accounted for as additional purchase price.

Unimedia

         At December 31, 1998, the Company had contributed, through Unimedia, $8,400,000 in equity capital in MobilRom, a mobile telephone company in Romania. Unimedia is obligated to contribute a further $3,600,000 to MobilRom, bringing Unimedia's total contribution to $12,000,000, representing 10% of the equity capital of MobilRom. This $3,600,000 is being offset from the gross sale price of the Company's interest in MobilRom (See Note 15). In addition, Unimedia is obligated to contribute $3,500,000 to MobilRom in order to satisfy its 10% share of a $35,000,000 capital call. The Company will pay $3,300,000 of the $3,500,000 and the remaining amount will be met by existing cash balances of Unimedia.

9. LOAN AND OVERDRAFT OBLIGATIONS

Group loan obligations and overdraft facilities consist of the following:


                                                                                            December 31,
                                                                                    -----------------------------
                                                                                        1998           1997
                                                                                        ----           ----
                                                                                        $000           $000

         CME B.V.

              Ceska Sporitelna Loan...................................... (a)           21,207         20,857
              Tele 59 loan............................................... (b)              572            681

         CME DC
              Capital Lease (vehicle ), net of interest..................                   22             98

         CNTS
              Mortgage loan.............................................. (c)            2,010          3,638

         PRO TV
              Line of credit............................................. (d)            1,290          1,999
              Long-term loan............................................. (e)            3,662          3,854

         POP TV
              Long-term loan............................................. (f)            3,553             --
              Capital lease  (vehicles),  net of interest,  and unsecured
              short-term loans...........................................                    6            170

         TV3
              MKB loan................................................... (g)            1,287          1,217
                                                                                    -------------- --------------
                                                                                        33,609         32,514
              Less current maturities....................................              (10,313)        (8,310)
                                                                                    ============== ==============
                                                                                        23,296         24,204
                                                                                    ============== ==============

CME B.V.

         (a) On August 1, 1996, the Company entered into an agreement for the purchase of Ceska Sporitelna Bank ("CS")'s 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price. Quarterly repayments are required in the amount of Kc 42,500,000 during the period from February

1999 through May 2002, and Kc 37,580,000 in August 2002. The loan bears interest at 12.9% per annum.

         (b) The Company entered into a loan agreement on November 21, 1996 with Tele 59 to finance a loan to Tele 59 from SKB banka d.d. ("SKB"). The principal amount of the loan is DM 1,496,000 with principal repayments of DM 136,000 twice yearly. This loan matures in May 2004 and bears interest at 7.8% per annum.

CNTS

         (c) In June 1997, CNTS assumed obligations under a loan from CS (the "CS Loan") secured by a mortgage on the Nova Facility. The CS Loan provides for quarterly payments of Kc 16,500,000. This loan matures in December 1999 and bears interest at three month PRIBOR plus 1.0% (13.36% at December 31, 1998).

PRO TV

         (d) The line of credit, obtained from Tiriac Bank, provides a maximum facility of $2,000,000. This facility matures in June 2000 and bears interest at a rate of 4% over 6 month LIBOR (9.25% at December 31, 1998).

         (e) The long-term loan, also obtained from Tiriac Bank, has a maximum facility of $4,000,000. This facility matures in December 2002 and bears interest at a rate of 4% over 6 month LIBOR(9.25% at December 31, 1998).

POP TV

         (f) Multicurrency $5,000,000 loan agreement with Creditanstalt AG. This loan matures in May 2005 and bears interest at a rate of 3% over FIBOR ( 6.72% at December 31, 1998) until the loan is equal to or less than $2,000,000 then the interest rate falls to 2% over FIBOR.

TV3

         (g) Loan of HUF 279,000,000 with a local Hungarian bank. This loan matures in December 2000 and bears interest at a Prime rate (19.25% at December 31, 1998).

At December 31, 1998, maturities of debt are as follows:

                                                                                        Total
                                                                                        $000
                                                                                        -----
             1999.................................................................       10,313
             2000.................................................................        7,851
             2001.................................................................        7,771
             2002.................................................................        7,674
                                                                                     ============
                                                                                         33,609
                                                                                     ============

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


                                                                 Dollar Note            DM Note
                                                                 Redemption           Redemption
                                                                    Price                Price
                                                                   -------              ------
           2001..................................................104.68750%           104.06250%
           2002..................................................102.34375%           102.03125%
           2003 and thereafter...................................100.00000%           100.00000%

         In addition, in the event of one or more equity offerings or placings prior to August 15, 2000, the Company may, at its option, redeem up to 35% of the original principal amount of each series of Senior Notes from the net proceeds thereof at 109.375% of the principal amount in the case of the US dollar denominated Senior Notes and 108.125% of the principal amount in the case of the DM denominated Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption.

         Interest is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1998. Interest expense on the US dollar denominated Senior Notes and DM denominated Senior Notes for the period to December 31, 1998 was $9,375,000 and DM 11,375,000 ($ 6,478,000), respectively.

         The indentures pursuant to which the Senior Notes were issued contain certain restrictive covenants, which among other things, restrict the ability of the Company and its subsidiaries to : (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) make certain investments and other restricted payments, (iv) enter into certain transactions with affiliates, (v) create liens, (vi) sell assets and also create restrictions on the ability of certain of its subsidiaries to make certain payments to the Company. Management believes that, as of December 31, 1998, the Company was in compliance with such restrictive covenants.

10. STOCK OPTION PLAN

         The Company adopted the 1994 Stock Option Plan in 1994 and the 1995 Stock Option Plan in August 1995. The 1995 Stock Option Plan was amended in May 1998 ("1995 Amended Stock Option Plan"). Under the 1994 Stock Option Plan, the Compensation Committee is authorized to grant options for up to 900,000 shares of the Company's Class A Common Stock. Under the 1995 Amended Stock Option Plan the Compensation Committee is authorized to grant options for up to 3,200,000 shares of the Company's Class A Common Stock. Under the 1995 Amended Stock Option Plan options can be given to eligible persons on Class B Common Stock. The Stock Option Plans allow grants to consultants and non-affiliated directors. The maximum term of the options granted under the Stock Option Plans is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Under the 1995 Amended Stock Option Plan, non-affiliated directors are automatically granted each year options to purchase 10,000 shares of Class A Common Stock or Class B Common Stock if eligible. The Compensation Committee has granted substantially all options to purchase the 900,000 shares of Class A Common Stock created by the 1994 Stock Option Plan and does not intend to issue any more options under the 1994 Stock Option Plan.

         Under both plans the option exercise price equals the stock's market price on the date of grant. Options granted under the 1994 Stock option plan vest after two years and expire after ten years. Options granted under the 1995 Amended Stock Option Plan can have vesting periods of up to five years and expire at the latest after ten years. The exercise price of options granted under the 1995 Amended Stock Option Plan can be made at market value subject to an increase by the interest rate on US Treasury securities, compounded annually, with a maturity equal to that of the options.

         On September 18, 1998, the Company adopted the Stock Appreciation Rights Plan, this plan allows the company to grant up to 1,000,000 Stock Appreciation Rights (SAR's). The SAR's are subject to the same vesting and other general conditions as options granted under the 1995 Amended Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which the CME stock price exceeds the exercise price at the time of exercise, if any, rather than purchase CME shares.

         The number of SARs granted through December 31, 1998 totalled 145,350. No compensation expense has been recognized through December 31, 1998 in connection with the granting of these SARs.

         A summary of the status of the Company's two stock option plans at December 31, 1998, 1997 and 1996 and changes during the years 1998, 1997 and 1996 is presented in the table and narrative below. The following table does not include the SARs.

                              1998                          1997                           1996
                  -------------------------------------------------------------------------------------------
                              Wtd.                            Wtd.                           Wtd.
                              Avg.                            Avg.                           Avg.
                            Exercise    Option              Exercise  Option               Exercise  Option
                   Shares    Price $    Price $    Shares    Price $  Price $      Shares   Price $  Price $
                   -------- -------- ---------------------- -------- ----------- ---------- ------- -----------
Outstanding
at start of year   2,308,949   20.31  0.20-33.50  1,534,103  17.41    0.20-21.75  1,049,600  13.81   0.20-20.00
Granted.....         580,000   20.28 11.44-24.56    974,450  24.30   23.00-33.50    636,800  21.51  20.75-21.75
Exercised...       (133,749)   11.58  0.20-21.75  (143,751)  14.13    0.20-21.75  (139,644)   8.78   0.20-14.63
Forfeited...       (173,666)   23.60 14.63-33.50   (55,853)  26.20   20.00-33.50   (12,653)  20.00         20.0
                   ---------                      --------                       ----------
Oustanding
at end of year.... 2,581,534   20.54  0.20-33.50  2,308,949  20.31    0.20-33.50  1,534,103   17.41  0.20-21.75
                   =========   ===== ===========  =========  =====  ============  =========   ===== ===========

         At December 31, 1998, 1997 and 1996, 1,643,872, 1,466,125 and 528,356
shares were exercisable, respectively.

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


                                                                                          Year ended
                                                                                         December 31,
                                                                         ---------------------------------------------
                                                                             1998           1997            1996
                                                                             -----          -----          -----
                                                                             $000s          $000s          $000s
                                                                             -----          -----          -----

Net Loss from continuing operations                         As Reported    (81,158)       (68,106)        (30,003)
                                                              Pro Forma    (88,577)       (74,942)        (34,468)
Net Loss from discontinued operations                       As Reported    (44,094)       (16,986)               -
                                                              Pro Forma    (44,094)       (16,986)               -
Net Loss                                                    As Reported   (125,252)       (85,092)        (30,003)
                                                              Pro Forma   (132,671)       (91,928)        (34,468)

Net Loss Per Common Share from                              As Reported      (3.36)         (2.85)          (1.55)
  Continuing operations - basic and diluted ($)               Pro Forma      (3.67)         (3.13)          (1.78)
Net Loss Per Common Share from                              As Reported      (1.83)         (0.71)               -
  Discontinued operations - basic and diluted ($)             Pro Forma      (1.83)         (0.71)               -
Total net Loss Per Common Share ($)                         As Reported      (5.19)         (3.56)          (1.55)
         Basic and Diluted.......................             Pro Forma      (5.50)         (3.84)          (1.78)


         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used.

         Expected dividends yield are assumed to be 0% for each grant; expected lives range from 4 to 5 years; expected stock price volatility of 47.6%, 47.19% and 59.14% for 1996, 1997 and 1998 , respectively.

                                                     Risk Free
                 Date of Option Grant              Interest Rate
           ---------------------------------     -------------------

           January 1, 1995                                 7.84%
           August 3, 1995                                  6.21%
           August 10, 1995                                 6.23%
           August 14, 1995                                 6.28%
           October 17, 1995                                5.76%
           December 15, 1995                               5.53%
           January 2, 1996                                 5.30%
           August 1, 1996                                  6.36%
           February 27, 1997                               6.30%
           August 1, 1997                                  6.03%
           January 19, 1998                                5.55%
           February 23, 1998                               5.55%
           March 23, 1998                                  5.63%
           June 9, 1998                                    5.57%
           September 3, 1998                               4.91%

         The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

11. COMMITMENTS AND CONTINGENCIES

Litigation

         On April 30, 1997, Perekhid Media Enterprise Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against CME and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleged that the issuance to the Studio 1+1 Group of a license pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens. In June 1998, Perekhid filed a notice of appeal with the Court. Perekhid has nine months from the date it filed a notice of appeal to submit an appellate brief. On February 19, 1999, Atlantic Group Limited (formerly known as Perekhid Media Enterprise Ltd.) initiated proceedings against CME in the High Court in London, seeking $81,772,759 in damages. Atlantic Group Limited alleges that CME conspired with others to use unlawful means to procure the termination of Atlantic Group Limited's right to provide programming and advertising sales on UT-2. On March 17, 1999, CME issued a summons to dismiss the London proceedings. The summons is expected to be heard later in 1999.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which management reasonably expect could have a material adverse effect on its business or operations.

Financial Commitments -- Existing Entities

         It is anticipated that the majority of the Company's existing operations will be self-supporting in terms of funding during 1999, with cash being available through local credit facilities and/or generated from operations. Existing operations that will require the Company to provide additional funding are as follows:

Studio 1+1 Group

         The company has provided $1,000,000 in the form of loans to the Studio 1+1 Group since December 31, 1998. It is anticipated that an additional $2,500,000 may be required throughout 1999 and will be contributed in the form of loans.

TV3

         Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. Accordingly, the Company wrote-down these assets by $21,289,000 during 1998. The Company currently estimates that it will take further write-downs of up to $7,593,000 with regard to future programming rights, of which approximately $2,129,000 is expected to be taken in 1999 and the remaining in 2000 when the related license periods begin. Program rights acquired by the Company under license agreements, and the related obligations involved are recorded as assets and liabilities when the programming is available for use and the license period begins which is in accordance with SFAS No. 63. The Company has made approximately $385,000 in cash programming payments on behalf of TV3 since December 31, 1998 and has commitments to make additional cash programming payments on behalf of TV3 in 1999, 2000 and beyond, of approximately $10,863,000, $4,567,000 and $4,567,000, respectively.

         The Company has provided $400,000 in the form of loans to TV3 since December 31, 1998. Management anticipates that further funding of up to $2,000,000 will be required in 1999 which will likely be contributed in the form of loans.

Financial Commitments - Discontinued or Former Entities

         Beginning in 1993, 1A TV received investment grants in an aggregate amount of DM8,544,000 from a German public bank, to partially finance the development of the station. The grants were guaranteed by a wholly-owned German subsidiary of the Company. The grants were repayable if 1A TV did not fulfill certain conditions, including maintaining specified levels of employment for a five year period. As a result of the bankruptcy proceedings initiated by 1A TV, the German public bank has demanded repayment of the investment grants from 1A TV and the guarantor, plus interest at the rate of 6.0% per annum. In January 1998, the Company filed an appeal of the demand for repayment with the German public bank, which is pending. Management believes that the maximum exposure is limited to the German assets, which have been fully provided for. Under the terms of a proposed settlement, which management believes is likely to be accepted by both parties, the Company would be required to repay DM 500,000 to the German public bank.

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

Currency exchange rate fluctuation

         The Company and its subsidiaries generate revenues and incur expenses in a variety of currencies. Fluctuations in the value of foreign currencies may cause United States dollar translated amounts to change in comparison with previous periods. Other than as described below under "Foreign Exchange Contracts", the Company has not hedged against fluctuations in foreign currency rates. Due to the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the United States dollar, the Company cannot anticipate the effect of exchange rate fluctuations on its financial condition.

Foreign Exchange Contracts

         In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At December 31, 1998, there were two forward exchange contracts outstanding for the purchase, in aggregate, of $1,000,000 by CNTS and the sale of Czech korunas. These contracts mature by February 1999. No material exposure exists at December 31, 1998 as a result of these contracts.

Station Programming Rights Agreements

          The Company had programming rights commitments for $26,983,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 1998.

Lease Commitments

         For the fiscal years ended December 31, 1998, 1997 and 1996, the Company paid aggregate rent on all facilities of $2,181,000, $2,036,000 and $1,776,000 respectively. Future minimum lease payments at December 31, 1998 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

                                                        At December 31,
                                                              1998
                                                        ---------------
                                                               $000s

                  1999.............................            3,159
                  2000.............................            3,807
                  2001.............................            3,807
                  2002.............................            3,807
                  2003.............................            3,526
                  2004 and thereafter..............           21,937
                                                     ------------------------
                                                              40,043
                                                      =======================


12. RELATED PARTY TRANSACTIONS

         Related party transactions involve transactions between the Company and its stations, shareholders and partners and transactions between the stations and their shareholders and partners.


Consolidated Balance Sheet Items                                                     As of
                                                                                  December 31,
                                                                          -----------------------------
                                                                              1998           1997
                                                                              ----           ----
                                                                              $000           $000

Advances to Affiliates

         Amounts due from Unconsolidated Affiliates

              Markiza TV.................................................      4,539          2,734
              Studio 1 + 1...............................................         --          1,513


         Advances to Affiliates

              Studio 1 + 1...............................................      3,469             --
              POP TV.....................................................      1,029            721
              Media Vision and Video Vision..............................      1,112          2,816
              Radio Alfa.................................................         74             64
              Other......................................................        213             49
              Hungary....................................................        622            630
                                                                          -------------- --------------
                                                               Total          11,058          8,527

    Loans to Affiliates

         Loans to Unconsolidated Affiliates
              Adrian Sarbu...............................................      2,246          2,246
              Alexander Rodnyansky.......................................      5,000             --
              Intermedia.................................................      1,302          1,302
              Markiza ...................................................        777            777
              Studio 1+1 Group...........................................         --          6,010
              Mediavision................................................         --          1,329
              Videovision................................................         --            552
              Interest on ITI Notes......................................        111             --

         Loans to Affiliates
              Hungary - DDTV.............................................         78             77
                                                                          ============== ==============
                                                               Total           9,514         12,293
                                                                          ============== ==============


Consolidated Statements of Operations Items                                             Year Ended


                                                                                       December 31,
                                                                            1998            1997          1996
                                                                            ----            ----          ----
                                                                            $000            $000          $000

Corporate Operating Costs and Development Expenses

              Shareholder controlled affiliates..........................      86            111              88

         Interest Expense

              Shareholder and affiliate loans............................      --             --              68
--------------------------------------------------------------------------------------------------------------------

13. SUMMARY FINANCIAL INFORMATION FOR THE STUDIO 1+1 GROUP  and  MARKIZA TV


                                                                      As at
                                             -------------------------------------------------------
                                                December 31
                                                   1998                   December 31, 1997
                                             --------------       ---------------------------------
                                                                                         Studio 1+1
                                               Markiza TV          Markiza TV               Group
                                             -------------         ------------       ---------------
                                                 $000s                $000s                $000s


Current assets.................................    17,863               18,385                7,744
Non-current assets.............................    26,682               25,900               21,542
Current liabilities............................  (17,703)             (13,328)              (5,976)
Non-current liabilities........................   (1,089)                (998)              (6,000)
                                                ----------           ---------             --------
Net assets (liabilities).......................    25,753               29,959               17,310
                                                ==========           =========             =========

                                                                         For the years ended
                                                    December 31, 1998                         December 31, 1997
                                           --------------------------------------   ----------------------------------------
                                                                   Studio 1+1                                Studio 1+1
                                               Markiza TV             Group             Markiza TV              Group
                                           ------------------  -------------------  -------------------  -------------------
                                                 $000s                $000s                $000s                $000s
                                                ------               ------                ----                -------
Net revenues...................................   37,793               23,598               31,296               16,661
Operating loss.................................  (3,503)              (3,150)                  799                (799)
Net loss.......................................  (3,619)              (3,555)                (674)              (1,082)

         The Company's share of the losses in Unconsolidated Affiliates for 1998 was $3,398,000 (including goodwill amortization related to the Studio 1+1 Group of $1,583,000) after intercompany eliminations of $2,857,000. The Studio 1+1 Group is included in the consolidated balance sheets as of December 31, 1998 and its results of operations from December 23, 1998 are included in the Consolidated Statement of Operations.

The Company acquired its additional interest in Studio 1+1 in December 1998 for $5,000,000. The impact of the purchase of this additional interest had it occurred at January 1, 1997 is as follows:


                                                                     For the years ended
                                                                        December 31,
                                                             ------------------------------------
                                                                  1998                1997
                                                                  ----                ----

Net revenues..............................................        $  205,965          $  199,028
Net loss from continuing operations.......................          (82,069)            (68,770)
Net Loss per Share........................................
    Continuing operations - basic and diluted.............            (3.40)              (2.88)
    Discontinued operations - basic and diluted...........            (1.83)              (0.71)
                                                             ----------------    ----------------
    Net...................................................            (5.23)              (3.59)
                                                             ================    ================


This pro forma presentation includes the effects of the amortization of goodwill related to the transaction.

14.       SEGMENT DATA

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of CNTS (Czech Republic), PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia), Studio 1+1 Group (Ukraine) and TV3 (Hungary). Each operating segment provides products and services as further described in Note 1.

         The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 3. The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates, as well as programming write-offs at the corporate level for TV3 and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided.

         Summary information by segment as of and for the years ended December 31, 1998, 1997 and 1996 is as follows:

                          SEGMENT FINANCIAL INFORMATION


                                                           For the years ended December 31,
                                         ---------------------------------------------------------------------
                                                                       ($000s)
                                         ---------------------------------  -----------------------------------
                                                   Net Revenues                           EBITDA
                                         ---------------------------------  -----------------------------------
                  Station                  1998        1997       1996         1998        1997        1996
                  -------                  ----        ----       ----         ----        ----        ----
    CNTS..............................     108,826      99,163    109,242       54,887      49,921      53,441
    PRO TV ...........................      41,937      30,155     15,803      (2,016)     (1,298)     (4,368)
    POP TV ...........................      22,122      14,989      9,080        (809)     (1,613)     (5,157)
    TV3 ..............................       5,379       1,464          -      (6,926)     (3,086)           -
    Other Operations .................       4,103       4,494      1,860        (340)       (799)     (1,075)
                                         ---------- ----------- ----------  ----------- ----------- -----------
Total Consolidated Operations              182,367     150,265    135,985       44,796      43,125      42,841

    Studio 1+1 Group ...............(1)     23,598      16,661          -      (2,047)          19           -
    Markiza TV .......................      37,793      31,296      7,462        2,483       5,259     (2,240)
                                         ---------- ----------- ----------  ----------- ----------- -----------
Total Unconsolidated Operations             61,391      47,957      7,462          436       5,278     (2,240)
                                         ---------- ----------- ---------- -----------  ----------  -----------
Total Operations.....................      243,758     198,222    143,447       45,232      48,403      40,601
                                         ========== =========== ==========  =========== =========== ===========

Reconciliation to Consolidated Statements of Operations:
Consolidated Operations                                                         44,797      43,125      42,841

    Programming write-off in TV3                                              (21,289)           -           -
    Intercompany elimination                                                       834         720
    Station depreciation                                                      (17,056)    (15,184)    (13,314)
    Corporate expenses                                                        (42,031)    (40,312)    (19,531)
                                                                            ----------  ---------- ------------
Operating (loss)/ income from continuing operations                           (34,745)    (11,651)       9,996
                                                                            =========== =========== ===========

(1) Studio 1+1 Group revenue and other items from December 23, 1998 to December 31, 1998, included in the Consolidated Statements of Operations, were not material.

15.       SUBSEQUENT EVENTS

Sale Transaction

         On March 29, 1999, the Company entered into a Reorganization Agreement with SBS Broadcasting S.A. ("SBS"), which provides, among other things, for (a) the sale by the Company to SBS of all of the assets, business, properties and rights of the Company (consisting primarily of the stock of CME Media Enterprises B.V., an intermediate holding company wholly owned by CME); (b) the assumption by SBS of, and indemnification of the Company with respect to, all liabilities, obligations and commitments of the Company; (c) the issuance by SBS to the Company of a number of shares of SBS common stock, par value $1.50 per share ("SBS Stock"), equal to 0.5 times the total number of shares of the Company's Class A Common Stock and Class B Common Stock outstanding immediately prior to the closing of such transaction; and (d) the immediate commencement of the winding up of the Company and distribution of the SBS Stock so received by the Company to the shareholders of the Company (followed as soon as practical thereafter by the final dissolution of the Company). Accordingly, upon the closing of the transactions contemplated by the Reorganization Agreement, each shareholder of the Company would receive 0.5 shares of SBS Stock for each share of Common Stock of the Company owned by such shareholder.

         The foregoing transaction is intended to be accounted for as a purchase, and to qualify as a reorganization under Section 268(a) of the Internal Revenue Code (and thus to be tax-free for US tax purposes to the shareholders of CME). The closing of the transaction is subject to a number of conditions precedent, some of which are beyond the control of the Company, including the approval of the shareholders of SBS. Ronald S. Lauder, who controls approximately 69% of the vote of the Company, has entered into a Shareholders Agreement with SBS whereby he commits to vote his shares of Class A and Class B Common Stock in favor of the transaction. In the event that the transaction is not consummated, the Reorganization Agreement provides various rights to the Company and to SBS, depending upon the circumstances.

Stock Options

         Since December 31, 1998, 36,000 stock options for Class A Common Stock were exercised at a price of $0.20.

Sale of Investment in MobilRom

         On March 18, 1999, the Company sold its interest in the Romanian mobile telephone company MobilRom. As a result of this transaction the Company realized a gain in the first quarter of 1999 of approximately $25,800,000. The impact of MobilRom on the Company's results of operations for 1996, 1997 and 1998 was not material.

ING Facility

         On February 26, 1999, the Company entered into a $15,000,000 secured revolving Credit Facility with ING Bank N.V. (the "ING Facility"). The ING Facility is for a term of three years and the commitment level is to be reduced in four equal semi-annual instalments starting in June 2000. The ING Facility is secured by the assets of a wholly-owned subsidiary of the Company, which holds the Company's interest in CNTS, and will be repaid from the dividends of CNTS. The rate of interest charged on the ING Facility is based on the ratio of the Company's indebtedness to CNTS's broadcast cash flow and may range from 3.75% to 2.50% over United States dollar LIBOR. The availability of the ING Facility is subject to the satisfaction of various conditions which have not yet been met.

                   REPORT TO INDEPENDENT PUBLIC ACCOUNTANTS


To IA TV Beteiligungsgesellschaft GmbH & Co. Betriebs-KG: We have audited the accompanying balance sheet of IA TV Beteiligungsgesellschaft GmbH & Co. Betriebs-KG (a Limited Partnership organized under German law) as of December 31, 1995 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibilty of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materialk misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluting the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to avove present fairly, in al material respects, the financial position of IA TV Beteiligungsgesellschaft Gmbh & Co. Betriebs-KG as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in comformity with United States generally accepted accounting principles.

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


                                      ARTHUR ANDERSEN
                                      Wirtschaftsprufungsgesellschaft
                                      Steuerberatungsgesellschaft GmbH

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements of the Company are included in Part II, Item 8 of this Report:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

         Income Statements for the periods ended December 31, 1995 and 1996

         Statements of Cash Flows for the periods ended December 31, 1995 and
         1996

         Notes to Financial Statements

(a)(5) The following exhibits are included in this report:

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

3.01*   --    Memorandum of Association (incorporated by reference to Exhibit
              3.01 to the Company's Registration Statement No. 33-80344 on Form
              S-1, filed June 17, 1994).

3.02*   --    Bye-Laws of Central European Media Enterprises Ltd., as amended,
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

10.01*+ --    Central European Media Enterprises Ltd. Amended and Restated 1994
              Stock Option Plan, as amended to October 17, 1995. (incorporated by reference to

Exhibit
Number        Description
------        -----------

              Exhibit 10.01A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.02+  --    Central European Media Enterprises Ltd. 1995 Stock Option Plan, as
              amended and restated to September 3, 1998

10.03   --    Memorandum of Association and Investment Agreement by and between
              CME Czech Republic B.V. and CET 21 spol s.r.o dated May 4, 1993 and as amended

10.04*  --    Credit Agreement between Ceska Sporitelna, a.s. and Ceska
              Nezavisla Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration
              Statement No. 33-80344 on Form S-1, filed August 19, 1994).

10.05*  --    Term Promissory Note in favor of Ronald S. Lauder dated September
              9, 1994 and Warrant for the Purchase of Shares of Common Stock issued to Ronald S. Lauder dated as of September 9, 1994
              (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to
              Registration Statement No. 33-80344 on Form S-1, filed September
              14, 1994).

10.06*  --    Partnership Agreement of Produkcija Plus d.o.o. Ljubljana,
              dated February 10, 1995 among CME Media Enterprises B.V., Boutique
              MMTV d.o.o. Ljubljana, and Tele 59 d.o.o. Maribor. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.07*  --    Letter Agreement, dated March 23, 1995, among, Kanal A,
              Boutique MMTV d.o.o. Ljubljana, Tele 59 d.o.o. Maribor, Euro 3 and
              Baring Communications Equity as advisor to Baring Communications
              Equity Limited, regarding Produkcija Plus d.o.o. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1994).

10.08*  --    Credit Agreement, dated as of November 14, 1994, between Ceska
              Sportelma, a.s. and Ceska Nezavisla Televizni Spolecnost, s.r.o.
              (incorporated by reference to Exhibit 10.22 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1994).

10.09*  --    Lease, dated February 2, 1995, between CME Development Corporation
              Inc. and JRT (Properties) Limited for the term of ten years for the offices at 9 Poland Street and 17, 18 and 19 D'Arblay Street in London. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994).

10.10*  --    Contract for Space Segment Service dated June 9, 1995, between
              British Telecommunications plc ('BT') and CME Programming
              Services, Inc. for the provision of programming transmission services by BT and the payment

Exhibit
Number        Description
------        -----------

              thereon (incorporated by reference to Exhibit 10.25A to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.10A* --    Guarantee by Central European Media Enterprises Ltd. in respect of obligations due to British Telecommunications plc by CME
              Programming Services, Inc. dated June 9, 1995 (incorporated by reference to Exhibit 10.25B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.11*  --    Cooperation Agreement among CME Media Enterprises B.V., Ion Tiriac and Adrian Sarbu (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No.33- 96900 on Form S-1 filed September 13, 1995).

10.12*  --    Preliminary Agreement, dated June 12, 1995, between CME Media
              Enterprises B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement
              No. 33-96900 on Form S-1, filed September 13, 1995).

10.12A* --    Memorandum of Association between CME Media Enterprises, B.V. and
              Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit
              10.28A to Amendment No. 1 to the Company's Registration
              Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.12B* --    Articles of Association of Slovenska Televizna Spolocnost, s.r.o.
              founded by CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o.
              (incorporated by reference to Exhibit 10.28B to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.13*  --    Contract of Sale, dated July 7, 1995 between In Razvoj in
              Svetovanje d.o.o. Ljubljana and Produkcija Plus d.o.o. Ljubljana and Central European Media Enterprises Group (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1995).

10.14*  --    Loan Agreement, dated December 4, 1995, between CME Media
              Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1995).

10.15*  --    Contocurrent Credit Contract kept with the Current Account, dated as of November 1, 1995 between Ceska Sporitelna a.s. and Czech
              Independent Television Company s.r.o. (Ceska Nezavisla Televizni
              Spolecnost s.r.o.) (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995).

10.16*  --    Transfer Agreement between Ceska Sporitelna and CME BV
              (incorporated by reference to Exhibit 10.03 to the Company's
              Report on Form 10-Q for the quarterly period ended June 30, 1996).

Exhibit
Number        Description
------        -----------

10.16A* --    Annex to Transfer Agreement between Ceska Sporitelna and CME BV
              (incorporated by reference to Exhibit 10.04 to the Company's
              Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.17*  --    Loan Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.05 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.18*  --    Agreement on a Future Agreement between Ceska Sporitelna and CME
              BV (incorporated by reference to Exhibit 10.06 to the Company's
              Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.19*  --    Loan Agreement between Vladimir Zelezny and CME dated August 1,
              1996 (incorporated by reference to Exhibit 10.01 to the Company's
              Report on Form 10-Q for the quarterly period ended September 30,
              1996).

10.19A* --    Amendment to the Loan Agreement of August 1, 1996 and agreements referred to as Security Documents between Vladimir Zelezny and CME, dated as of March 11, 1997 (incorporated by reference to Exhibit 10.38A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.20*  --    Ronald S. Lauder Warrant for the Purchase of Shares, dated October
              2, 1996 (incorporated by reference to Exhibit 10.03 to the Company's Report on Form 10-Q for the quarterly period ended
              September 30, 1996).

10.21*  --    Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and
              Innova Film GmbH in English, dated October 25, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.22*  --    Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and
              Innova Film GmbH in German, dated October 25, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.23*  --    Poland Street Lease Agreement, dated April 2, 1996 (incorporated by reference to Exhibit 10.18 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.24*  --    Share Purchase Agreement between Ceska Sporitelna a.s. and CME
              Media Enterprises B.V., dated December 12, 1996 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996).

10.25*  --    Agreement on Assignment of Claim between Ceska Sporitelna, a.s.
              and CME Media Enterprises B.V., dated December 12, 1996
              (incorporated by reference to Exhibit 10.59 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

Exhibit
Number        Description
------        -----------

10.26*  --    Assignment of Shares Agreement between Balaclava B.V., Adrian
              Sarbu (as shareholders of PRO TV Ltd.), CME Media Enterprises
              B.V., Grigoruta Roxana Dorina and Petrovici Liana, dated December
              6, 1996 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

10.27*  --    Net Reimbursement Agreement by and among International
              Teleservices Limited, International Media Services, Limited and
              Limited Liability Company 'Prioritet', dated February 13, 1997
              (incorporated by reference to Exhibit 10.64 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

10.28*  --    Agreement by and between International Media Services, Ltd and
              Innova Film GmbH, dated January 23, 1997 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996).

10.29*  --    Amended and Restated Charter of the Enterprise 'Inter-Media',
              dated January 23, 1997 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.30*  --    Amended and Restated Charter of the Broadcasting Company 'Studio
              1+1', dated January 23, 1997 (incorporated by reference to Exhibit
              10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.31*  --    Amended and Restated Foundation Agreement on the Establishment and
              Operation of the Broadcasting Company 'Studio 1+1,' dated January
              23, 1997 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

10.32*  --    Protocol of the Participants' Assembly of the Broadcasting Company
              'Studio 1+1,' dated January 23, 1997 (incorporated by reference to
              Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.33*  --    Marketing, Advertising and Sales Agreement by and between
              International Media Services Ltd and Innova Film GmbH, dated
              January 23, 1997 (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

10.33A* --    Amendment Agreement to Marketing, Advertising and Sales Agreement
              between Innova Film GmbH and International Media Services Limited, dated May 7, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.34*  --    Marketing and Sales Agreement by and between International Media
              Services Ltd. and Prioritet, dated January 23, 1997 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.34A* --    Termination Agreement between International Media Services Ltd.
              and Prioritet, dated May 7, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

Exhibit
Number        Description
------        -----------

10.35*  --    IMS Advertising Service Agreement between International Media
              Services Ltd. and Limited Liability Company --Prioritet--, dated
              May 7, 1997 (incorporated by reference to Exhibit 10.3 to the
              Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.36*  --    Advertising Consultancy Agreement between Intermedia and Limited
              Liability Company --Prioritet--, dated May 7, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.37*  --    Service Agreement between R. S. Lauder Gaspar & Co., LP and
              Central European Media Enterprises Ltd., dated as of April 1, 1997
              (incorporated by reference to Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended June
              30, 1997).

10.38*  --    Contract on Purchase of Real Estate between Central European
              Development Corporation Praha, spol s.r.o. and Ceska Nezavisla
              Televizni Spolecnost, spol. s.r.o., dated May 21, 1997
              (incorporated by reference to Exhibit 10.4 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended June
              30, 1997).

10.39*+ --    Employment Agreement between CME Development Corporation and John
              Schwallie, dated as of November 21, 1997 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997).

10.40*+ --    Employment Agreement between Central European Media Enterprises
              Ltd. and John Schwallie, dated as of November 21, 1997
              (incorporated by reference to Exhibit 10.72 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1997).

10.41*+ --    Employment Agreement between CME Development Corporation and Fred
              Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997).

10.41A+ Amendment No. 1 to Employment Agreement between CME Development Corporation and Fred Klinkhammer, dated as of March 23, 1999.

10.42*+ --    Employment Agreement between Central European Media Enterprises
              Ltd. and Fred Klinkhammer, dated as of January 1, 1998
              (incorporated by reference to Exhibit 10.72 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1997).

10.42A+ Amendment No. 1 to Employment Agreement between Central European Media Enterprises Ltd. and Fred Klinkhammer, dated as of March 23, 1999.

Exhibit
Number        Description
------        -----------

10.43*+ --    Employment Agreement, dated as of March 23, 1998, between CME
              Development Corporation and Michel Delloye (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)

10.44*+ --    Employment Agreement, dated as of March 23, 1998, between Central
              European Media Enterprises Ltd. and Michel Delloye (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)

10.45*+ --    Agreement, dated as of March 25, 1998, among Central European
              Media Enterprises Ltd., CME Development Corporation, CME
              Programming Services Inc., The Acorn Consulting Group, Inc. and
              Leonard M. Fertig (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended
              March 31, 1998)

10.46*  --    Sale and Purchase Agreement, dated December 10, 1998, between
              Central European Media Enterprise Ltd. and International Trading and Investments Holding S.A. (incorporated by reference to Exhibit
              2.1 to Form 8-K filed on December 28, 1998)

10.47+  --    Central European Media Enterprises Ltd. Stock Appreciation Rights
              Plan, effective as of September 3, 1998

10.48+  --    Central European Media Enterprises Ltd. Director, Officer and
              Senior Executive Co-Investment Plan

10.49   --     Revolving Facility Agreement between CME Czech Republic B.V. and
              ING Bank N.V dated February 26, 1999

10.50   --    Contract on cooperation in ensuring service for television broadcasting between Ceska Nezavisla Televizni Spolecnost, spol.
              s.r.o. and CET 21, spol. s.r.o. dated May 21, 1997 and Supplement dated May 21, 1997

10.51   --    Stock Purchase Agreement between Central European Media
              Enterprises Ltd. and RSL Capital, dated as of December 3, 1998.

21.01   --    List of subsidiaries.

23.01   --    Consent of Arthur Andersen & Co.

24.01   --    Power of Attorney, dated as of March 8, 1999, authorizing Michel
              Delloye, Frederic T. Klinkhammer and John A. Schwallie as attorney for Ronald S. Lauder, Michel Delloye, Robert R. Grusky, Peter R.
              Goldscheider, Herbert S. Schlosser, Nicolas G. Trollope and John
              A. Schwallie.

27.01   --    Financial data schedule.

    (b) --    Current Reports on Form 8-K:

                  Registrant filed a current report on Form 8-K on December 28, 1998 reporting the sale of the Company's interest in TVN Television Operations in Poland, under Item 2: Disposition of Assets

                  The following pro forma Financial Statements were filed in such Form 8-K

                           Pro Forma Consolidated Balance Sheet as of September 30, 1998

                           Pro Forma Consolidated Statements of Operations for the Year Ended December 31, 1997

                           Pro Forma Consolidated Statements of Operations for the Nine Months Ended September 30, 1998

    (c) -- Exhibits: See (a)(5) above for a listing of the exhibits included as part of this report.

    (d) -- Report of Independent Public Accountants on Schedule II-- Schedule of Valuation Allowances.

-----------------------
* --   Previously filed exhibits
+ --   Exhibit is a management contract or compensatory plan

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Central European Media Enterprises Ltd.

                          By: /s/ John A. Schwallie
                              -------------------------------
                              John A. Schwallie
                              Vice President - Finance and Chief
                              Financial Officer

                              March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                 Title                             Date
    ---------                                 -----                             ----
              *
--------------------------------   Chairman of the Board of Directors           March 29, 1999
Ronald S. Lauder

/s/ Frederic T. Klinkhammer
--------------------------------   President, Chief Executive Officer and       March 29, 1999
Frederic T. Klinkhammer            Director (Principal Executive Officer)


/s/ John A. Schwallie
--------------------------------   Vice President - Finance and Chief           March 29, 1999
John A. Schwallie                  Financial Officer (Principal Financial
                                   Officer and Principal Accounting Officer)

              *
--------------------------------   Vice President, Secretary and Director       March 29, 1999
Nicolas G. Trollope


              *
--------------------------------   Director                                     March 29, 1999
Robert R. Grusky


              *
--------------------------------   Director                                     March 29, 1999
Herbert S. Schlosser


              *
--------------------------------   Director                                     March 29, 1999
Peter R. Goldscheider


    * By:  /s/ John A. Schwallie
           ----------------------------
           John A. Schwallie
           Attorney-in-fact

                               INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule:.....................S-2
Schedule II:  Schedule of Valuation Allowances............................S-3

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To:  Central European Media Enterprises Ltd.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Central European Media Enterprises Ltd. included in this filing and have issued our report thereon dated March 29, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              Arthur Andersen & Co.

Hamilton, Bermuda
March 29, 1999

                                   Schedule II

                        Schedule of Valuation Allowances

                                      $000s

                                      Balance at    Charged to    Charged to                 Balance at
                                      January 1,    Costs and       Other                     December
                                         1998        Expenses      Accounts    Deductions     31, 1998
                                      ----------    ----------    ----------   ----------    ---------
Bad debt provision................      3,658         (225)         (555)          393         3,271
Development costs.................      2,660           --            --            --         2,660
Restructuring costs...............         --        2,552            --        (2,042)          510

                                      Balance at    Charged to    Charged to                 Balance at
                                      January 1,    Costs and       Other                     December
                                         1997        Expenses      Accounts    Deductions     31, 1997
                                      ----------    ----------    ----------   ----------    ---------
Bad debt provision................      3,200        1,274            --          (816)        3,658
Development costs.................        996        1,400           264            --         2,660

                                      Balance at    Charged to    Charged to                 Balance at
                                      January 1,    Costs and       Other                     December
                                         1996        Expenses      Accounts    Deductions     31, 1996
                                      ----------    ----------    ----------   ----------    ---------
Bad debt provision................      1,105        2,095            --            --         3,200
Development costs.................      4,373          714            --        (4,091)          996