Form 10-K/A
period 1998-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1999-04-30
CIK 925645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                   ----------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998      Commission File Number: 0-24796


                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
             (Exact name of registrant as specified in its charter)


           Bermuda                                     Not Applicable
(State or other jurisdiction                 (IRS Employer Identification No.)
     of incorporation)

                                   ----------

                                 Clarendon House
                                  Church Street
                                 Hamilton HM CX
                                     Bermuda
                    (Address of principal executive offices)
                                 (441) 296-1431
                         (Registrant's telephone number)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $0.01 par value
                          9.375% Senior Notes Due 2004
                          8.125% Senior Notes Due 2004

                                   ----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES __X__   NO _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of April 23, 1999 was approximately $129,765,530.

                                   ----------

                           Number of shares of Class A
           Common Stock outstanding as of April 23, 1999: 18,506,849

                          Number of shares of Class B
            Common Stock outstanding as of April 23, 1999: 7,177,269

================================================================================

EXPLANATORY NOTE

         The purpose of this amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. This information is being provided by amendment because the Registrant's Form 10-K for its fiscal year ended December 31, 1998 incorporated by reference this information from the Registrant's Proxy Statement (the "Proxy Statement") for its 1999 Annual General Meeting of Shareholders, and the definitive Proxy Statement will not be filed with the Securities and Exchange Commission by April 30, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning directors and executive officers of the Company is set forth below:

Name                             Age    Position with the Company
----                             ---    -------------------------
Ronald S. Lauder...............   55    Nonexecutive Chairman of the Board of Directors
Frederic T. Klinkhammer........   53    President, Chief Executive Officer and Director
John A. Schwallie..............   36    Vice President-Finance and Chief Financial Officer
Nicolas G. Trollope............   51    Vice President, Secretary and Director
Peter R. Goldscheider..........   55    Director
Robert R. Grusky...............   41    Director
Herbert S. Schlosser...........   72    Director

         Messrs. Lauder, Trollope and Schlosser have served as directors of the Company since 1994, Messrs. Goldscheider and Grusky have served as directors of the Company since 1998 and Mr. Klinkhammer has served as a director of the Company since 1999.

         Ronald S. Lauder, a founder of the Company, has served as nonexecutive Chairman of the Board of the Company since its incorporation in 1994. He is also the co-founder and has served as the Chairman of RSL Communications, Ltd. ("RSLC"), an international telecommunications company, since 1994. Mr. Lauder is a principal shareholder of The Estee Lauder Companies Inc. ("Estee Lauder") and has served as Chairman of Estee Lauder International, Inc. and Chairman of Clinique Laboratories, Inc., divisions of Estee Lauder, since returning to the private sector from government service in 1987. From 1986 until 1987, Mr. Lauder served as U.S. Ambassador to Austria. From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO affairs. Mr. Lauder is a director of Estee Lauder. He is Chairman of the Board of Trustees of the Museum of Modern Art, Chairman of the Council of Presidents of American Jewish Organizations, Chairman of the International Public Committee of the World Jewish Restitution Organization, President of the Jewish National Fund, Treasurer of the World Jewish Congress, a member of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania and a member of the Visiting Committee of the Wharton School at the University of Pennsylvania.

         Frederic T. Klinkhammer has served as President and Chief Executive Officer of the Company since March 1999. Mr. Klinkhammer has also served as President and Chief Executive Officer of CME Development Corporation since March 1999. From January 1998 until March 1999, Mr. Klinkhammer served as Chief Operating Officer and Executive Vice President of the Company and as Chief Operating Officer, Executive Vice President and Managing Director of CME Development Corporation. From July 1992 to December 1997, Mr. Klinkhammer operated an international broadcasting and telecommunications consulting practice. Mr. Klinkhammer was founding Chief Executive Officer of MediaLinx, the multimedia arm of BCE Inc., from March 1993 to August 1996 and was responsible for the creation of Sympatico, Canada's largest internet service provider. Mr. Klinkhammer was President and Chief Executive Officer of IMAX Corporation from August 1990 to June 1992, during which time that company produced its first two feature length films. From March 1984 to August 1990, Mr. Klinkhammer served as President and Chief Executive Officer of First Choice, Canada's largest pay television company. From March 1983 to March 1984, Mr. Klinkhammer served as Chief Executive Officer of Cablenet Ltd., a multi system cable operator with operations in the U.S. and Canada. From January 1974 to March 1983, Mr. Klinkhammer served as Vice President-Finance and later Vice President and General Manager of Citytv in Toronto, Canada. Mr. Klinkhammer, a certified Management Accountant, is a graduate of Ryerson Polytechnical Institute in Business.

         John A. Schwallie has served as Vice President-Finance and Chief Financial Officer of the Company since August 1995. Mr. Schwallie, a certified public accountant, served as Financial Director of CNTS, which provides programming services for Nova TV in the Czech Republic, from 1994 until August 1995. From 1992 until 1993, Mr. Schwallie served as the Advisor to the Financial Director of Prague Breweries, the second largest brewery in the Czech Republic. During 1991, he served as the Assistant to the Regional Director of General Atlantic, a London based multi-billion dollar privately held conglomerate, operating retail outlets in Prague. Mr. Schwallie has his M.B.A. degree from Cornell University.

         Nicolas G. Trollope has served as Vice President and Secretary of the Company since January 1997. Mr. Trollope has been a partner with the law firm of Conyers, Dill & Pearman, Hamilton, Bermuda, since 1991. Mr. Trollope serves as a director of RSLC and Delphi International Ltd., an insurance company.

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

         Herbert S. Schlosser has served as a Senior Advisor, Global Communications Group, to Schroder & Co. Inc., an international investment banking firm, since 1999. From 1986 until 1999, Mr. Schlosser served as a Senior Advisor, Broadcasting and Entertainment, to Schroder & Co., Inc. Mr. Schlosser serves as a consultant to the Company and receives a fee for such services (see page 7). Mr. Schlosser was Executive Vice President of RCA Corporation from 1978 until 1985 and President of the National Broadcasting Company (NBC) from 1974 until 1978. Mr. Schlosser is a director of United States Satellite Broadcasting Company, Inc. and Data Broadcasting Corporation.

Committees of the Board

         The Board of Directors has an Audit Committee which is composed of Messrs. Goldscheider, Lauder and Schlosser. Prior to the 1998 Annual General Meeting of Shareholders, the Audit Committee was composed of Messrs. Lauder and Schlosser and Andrew Gaspar (who did not stand for re-election to the Board of Directors in June 1998). Robert A. Rayne served on the Audit Committee following the Company's 1998 Annual General Meeting of Shareholders until his resignation from the Company's Board of Directors on September 28, 1998. The Audit Committee is responsible for recommending annually to the Board of Directors the independent auditors to be retained by the Company, reviewing with the independent auditors the scope and results of the audit engagement and establishing and monitoring the Company's financial policies and control procedures. During the fiscal year ended December 31, 1998, the Audit Committee met on one occasion.

         The Board of Directors has a Compensation Committee which is composed of Messrs. Lauder and Trollope. Prior to the Company's 1998 Annual General Meeting of Shareholders, the Compensation Committee was composed of Messrs. Lauder, Gaspar and Rayne. Mr. Rayne served on the Compensation Committee until his resignation from the Company's Board of Directors on September 28, 1998. Mr. Grusky served on the Compensation Committee beginning immediately following the Company's 1998 Annual General Meeting of Shareholders for the remainder of 1998. The Compensation Committee is responsible for determining executive compensation policies and guidelines and for administering the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan") and the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan"; collectively, the 1994 Stock Option Plan and the 1995 Stock Option Plan may be referred to as the "Stock Option Plans"), including granting options and setting the terms thereof pursuant to such plans. In addition, the Compensation Committee is responsible for the administration of the Company's Director, Officer and Senior Executive Co-Investment Plan and for reviewing and approving significant employment agreements. During the fiscal year ended December 31, 1998, the Compensation Committee met on three occasions.

         The Board of Directors has a Nominating Committee which is composed of Messrs. Lauder, Goldscheider, Schlosser and Trollope. The Nominating Committee is responsible for reviewing qualifications of candidates for Board membership, recommending to the Board of Directors candidates for membership on the Board and the annual slate of nominees for director, and recommending to the Board of Directors criteria for Board membership, composition of the Board, tenure of directors and fees to be paid to directors. The Nominating Committee does not consider nominees recommended by shareholders. The Nominating Committee did not meet during the fiscal year ended December 31, 1998.

         During the fiscal year ended December 31, 1998, the Board of Directors met, or acted by unanimous consent, on 14 occasions. Each member of the Board of Directors attended at least 75% of the aggregate number of meetings of the Board of Directors and the Committees of the Board on which they served during the periods that they served.

         There is no family relationship among any directors or executive officers of the Company.

         There is no arrangement or understanding between any executive officer and any other person regarding selection as an executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1998, all filing requirements under
Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis, except that Robert R. Grusky filed a late Form 3 upon becoming a director of the Company in June 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Company's present and two former Chief Executive Officers and its other executive officer (together, the "Named Executive Officers") who either served as executive officers during, or were serving as executive officers at the end of, the last completed fiscal year ended December 31, 1998, for services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years.


                                                                                 Long-Term Compensation
                                                                                -------------------------
                                                                                         Awards
                                                                                -------------------------
                                             Annual Compensation                       Securities
                                 --------------------------------------------   Restricted
                                                                 Other Annual     Stock     Underlying    All Other
           Name and                         Salary       Bonus   Compensation    Award(s)     Options    Compensation
      Principal Position         Year          $           $           $            $            #            $
------------------------------------------------------------------------------------------------------------------------
Frederic T. Klinkhammer          1998       300,000     200,000    74,700(4)        --        150,000          504(9)
  President and Chief Executive
   Officer (1).................
John A. Schwallie                1998       235,417      80,000    39,843(5)        --         20,000         1,008(9)
  Vice President-Finance         1997       210,417      75,000       --            --         80,000          --
  and Chief Financial Officer..  1996       184,375      50,000       --            --           --             696(9)
Michel Delloye                   1998       271,943        --     254,125(4)        --        225,000            60(9)
  Former President and Chief
  Executive Officer (2)........
Leonard M. Fertig                1998       182,341        --      59,769(6)        --           --         774,682(10)
  Former President and Chief     1997       334,821     150,000    67,562(7)        --         50,000          --
  Executive Officer (3)........  1996       309,840     150,000    64,358(8)        --         50,000          --


----------------------
(1) Mr. Klinkhammer served as Chief Operating Officer and Executive Vice President of the Company from January 1, 1998 until he was promoted to President and Chief Executive Officer of the Company on March 23, 1999.

(2) Mr. Delloye served as President and Chief Executive Officer of the Company from March 26, 1998 until his resignation on March 23, 1999.

(3) Mr. Fertig resigned as President and Chief Executive Officer of the Company on March 26, 1998. Thereafter, Mr. Fertig received a salary as an employee of the Company and other compensation as a consultant to the Company pursuant to a severance agreement (see pages 10-11).

(4) Represents an expatriate premium paid by the Company pursuant to the terms of an employment agreement.

(5) Represents a living allowance paid by the Company pursant to the terms of an employment agreement.

(6)      Represents housing costs paid by the Company.

(7) Of this amount, $59,004 represents housing costs paid by the Company and $8,558 represents use of a Company automobile.

(8) Of this amount, $55,800 represents housing costs paid by the Company and $8,558 represents use of a Company automobile.

(9)      Represents life insurance benefits paid by the Company.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(10) Of this amount, $600,000 represents payments made to Mr. Fertig by the Company because he was unable to sell his shares of Class A Common Stock at certain minimum prices pursuant to a severance agreement entered into between Mr. Fertig and the Company and two of its wholly-owned subsidiaries, $10,000 represents payments made to Mr. Fertig by the Company for legal expenses in connection with negotiation of the severance agreement, and $164,682 represents payments made to Mr. Fertig and a company owned by Mr. Fertig for consulting services provided to the Company and the two subsidiaries pursuant to the severance agreement. See pages 10-11 for a discussion of the terms of such severance agreement and various payments made or to be made to Mr. Fertig by the Company.

         No stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations of the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the time periods described above.

Option Grants In Last Fiscal Year

         The following table sets forth information with respect to grants of options to purchase shares of Class A Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 1998.

                                                 Individual Grants
                                ----------------------------------------------------    Potential Realizable
                                                Percent of                             Value at Assumed Annual
                                  Number of       Total                                 Rates of Stock Price
                                 Securities      Options                                    Appreciation
                                 Underlying     Granted to                                 for Option Term
                                   Options      Employees     Exercise                ---------------------------
                                   Granted      In Fiscal       Price     Expiration      5%           10%
Name                                 (#)           Year        ($/sh)        Date        ($)           ($)
----                                 ---           ----        ------        ----        ---           ---
Frederic Klinkhammer...........    53,333          9.36        24.0000     1/19/08      805,000      2,040,000
                                   46,667          8.19          (1)       1/19/05      704,000      1,785,000
                                   26,667          4.68        23.3125     2/23/08      391,000        991,000
                                   23,333          4.09          (2)       2/23/05      342,000        867,000
John A. Schwallie..............    20,000          3.51          (3)        8/1/03      144,000        365,000
Michel Delloye.................   175,000         30.70        24.5630     3/23/08    2,703,000      6,851,000
                                   50,000          8.77          (4)       3/23/05      772,000      1,957,000
Leonard M. Fertig..............         0          0.00            --          --          --            --


---------------------------

(1) The initial exercise price of such options was equal to $24.00 per share and increases on each January 1 by 5.55%.

(2) The initial exercise price of such options was equal to $23.3125 per share and increases on each January 1 by 5.55%.

(3) The initial exercise price of such options was equal to $11.4375 per share and increases on the first day of each calendar quarter by 25% of 4.91%, compounded annually.

(4) The initial exercise price of such options was equal to $24.563 per share and increases each calendar quarter by 25% of 5.63%, compounded annually.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 1998 by the Named Executive Officers and the value at December 31, 1998 of unexercised stock options held by the Named Executive Officers.

                                                                 Number of Securities
                                                                      Underlying                 Value of Unexercised
                                                                Unexercised Options at          In-the-Money Options at
                           Shares Acquired        Value             Fiscal Year-end               Fiscal Year-End(1)
                             On Exercise        Realized                  (#)                             ($)
Name                             (#)               ($)          Exercisable/Unexercisable       Exercisable/Unexercisable
----                       ---------------      --------        -------------------------       -------------------------
Frederic Klinkhammer...           0                 0               40,000/110,000                        0/0
John A. Schwallie......           0                 0               125,000/60,000                        0/0
Michel Delloye.........           0                 0               87,500/137,500                        0/0
Leonard M. Fertig......           0                 0                  325,000/0                          0/0


-----------------
(1) Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.

Compensation of Directors

         The Company pays a cash fee to each of its non-employee directors of $10,000 per annum. In addition, on the first business day following each annual general meeting of the Company's shareholders during the term of the 1995 Stock Option Plan, each non-employee director of the Company (other than Mr. Trollope who declines such options, but including for these purposes the Chairman) who has served as a director since the last annual general meeting of shareholders will be granted options to purchase 10,000 shares (or, in the case of the Chairman, such higher number as the Board of Directors shall determine) of Class A Common Stock (in the case of the Chairman, Class B Common Stock). For the non-employee directors, the exercise price of the options will initially equal the average of the closing price of a share of Class A Common Stock for the 10 business days following the annual meeting (105% of the fair market value of a share of Class A Common Stock in the case of an option to acquire Class B Common Stock). The options will vest over the five year period from the date of grant and will expire 10 years from the date of grant. The exercise price of the options will increase quarterly by one-quarter of the interest rate on the U.S. 10-year Treasury Note on the date of the grant.

         The Company reimburses each director for expenses in connection with attending meetings of the Board of Directors. Mr. Trollope is a partner in the law firm of Conyers Dill & Pearman, Hamilton, Bermuda, which served as the Company's Bermuda counsel for the fiscal year ended December 31, 1998 and is expected to continue to serve as the Company's Bermuda counsel in 1999. For the fiscal year ended December 31, 1998, the Company paid fees of $148,852 to Conyers, Dill & Pearman, which includes the services of Mr. Trollope as a director. No separate compensation is paid to any director for serving on committees. Directors who are also employees of the Company receive no additional compensation for service as a director.

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

         The Board of Directors has adopted a set of principles (the "Compensation Principles") for the compensation of the Company's executives and other key employees, as well as the Company's non-employee directors. As the Compensation Principles apply to directors, they express the Company's belief that it is important for non-employee directors to have a meaningful equity interest in the Company and to have the bulk of directors' compensation paid in equity-related items. In order to encourage the Company's non-employee directors to increase their ownership of the Company's Common Stock, under the Compensation Principles (as they apply to non-employee directors), the Board will, under the 1995 Stock Option Plan, grant to any person who is not currently a director of the Company and who becomes a non-employee director of the Company an option to acquire a share of Class A Common Stock (or Class B Common Stock if such person is eligible to hold Class B Common Stock under the Company's Bye-Laws) for each share of Common Stock that he or she purchases within 90 days of his or her first election to the Board of Directors, up to a maximum of 25,000 shares. If a current non-employee director purchases a number of shares of Common Stock at least equal to the number of shares underlying options that have previously been granted to such non-employee director, in his capacity as a director, the Board will, under the 1995 Stock Option Plan, grant an option to acquire a share of Class A Common Stock (or Class B Common Stock if such person is eligible to hold Class B Common Stock under the Company's Bye-Laws) for each share of Common Stock purchased within 90 days thereafter, up to a maximum of 25,000 shares. Any such option granted to a non-employee director will generally become exercisable as to 10% on the first anniversary of the grant date, an additional 15% on each of the second and third anniversaries of the grant date, an additional 25% on the fourth anniversary of the grant date and an additional 35% on the fifth anniversary of the grant date and will expire on the earlier of (a) 30 days after the recipient ceases to serve as a director for any reason other than death or disability, (b) one year following the date the recipient ceases to serve as a director as a result of his or her death or disability and (c) the tenth anniversary of the date of grant. Under the Company's Director, Officer and Senior Executive Co-Investment Plan, non-employee directors are permitted to purchase such shares directly from the Company (but non-employee directors are not eligible to receive loans from the Company under the Director, Officer and Senior Executive Co-Investment Plan). While not required, all directors are encouraged to hold their shares of the Company's Common Stock, or options convertible into shares of the Company's Common Stock, as long as they serve as directors (other than making charitable gifts, transfers for estate planning purposes or sales for tax reasons relating to the exercise of stock options).

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

         Frederic T. Klinkhammer has entered into employment agreements dated as of January 1, 1998 and amended as of March 23, 1999 with the Company and a wholly-owned subsidiary of the Company. The employment agreements provide that Mr. Klinkhammer will serve as President and Chief Executive Officer of the Company and such subsidiary. Prior to March 23, 1999, under the employment agreements, Mr. Klinkhammer served as Executive Vice President and Chief Operating Officer of the Company and Executive Vice President, Managing Director and Chief Operating Officer of such subsidiary. Pursuant to Mr. Klinkhammer's employment agreement with the Company, as amended, the Company was required to name Mr. Klinkhammer to its Board of Directors and the Board is required to nominate Mr. Klinkhammer for election and re-election to the Board of Directors of the Company during his term of employment with the Company. Under the employment agreements, Mr. Klinkhammer will be entitled to receive a base salary of $350,000 per year which will be increased annually, commencing on March 23, 2000, by 5% or such greater amount determined at the option and sole discretion of the Compensation Committee, and an expatriate premium of UK (pound)104,000 per annum (plus an additional amount based on the increase in the consumer price index in the London metropolitan area). The employment agreements provide for an annual cash bonus opportunity of 75% of base salary if performance is at 100% of target performance goals established by the Compensation Committee for such year and up to 100% of his base salary if performance is at or above 150% of such target. For the 1998 year, Mr. Klinkhammer was given a cash bonus of $200,000. The employment agreements also provide that Mr. Klinkhammer will receive an additional one time bonus of $1,000,000 if he is employed by the Company or any successor corporation to the Company on December 31, 2003 and if the price of the Company's Class A Common Stock has increased from its price as of March 22, 1999 (i.e., $8.3125 per share) and the percentage increase exceeds that of the Nasdaq Composite Index for such period.

         Under the amendment to Mr. Klinkhammer's employment agreement with the Company, on his being named Chief Executive Officer on March 23, 1999 he was awarded options to acquire 300,000 shares of the Company's Class A Common Stock at an exercise price equal to $8.3125 per share, the mean between the high and low trading prices of the Company's Class A Common Stock on the date of grant. As to 150,000 of such options, the options became exercisable on March 23, 1999 and as to the remaining 150,000 options, such options will become exercisable in five equal installments on each of the first five anniversaries of the date of grant, provided that Mr. Klinkhammer is employed by the Company on each such anniversary date. All 300,000 of such options are fixed price, that is the exercise price does not increase over time, and will expire on March 23, 2009 (10 years). Under Mr. Klinkhammer's employment agreement with the Company, at the time he was first hired as Executive Vice President and Chief Operating Officer, he was also awarded in 1998 options to acquire, in the aggregate,

150,000 shares of the Company's Class A Common Stock. The initial exercise price of 100,000 of these options is $24.00 per share and the initial exercise price of 50,000 of these options is $23.3125 per share. In each case, this was the mean between the high and low trading prices of the Company's Class A Common Stock on the date of grant. As to 80,000 of such options, the options will generally become exercisable in equal installments on each of the first two anniversaries of the date of grant and will generally remain exercisable for ten years (40,000 of these options are currently exercisable). As to 70,000 of such options, the options will generally become exercisable in equal annual installments on the third and fourth anniversaries of the grant date and on December 31, 2002, will generally expire on the seventh anniversary of the grant date, and the exercise price per share will be increased on each January 1 by 5.55% (per annum), the rate at the time of grant for 7 year U.S. Treasury securities. All options granted to Mr. Klinkhammer will become exercisable in the event that Mr. Klinkhammer's employment is terminated by the Company as a result of a change in control of the Company or in the event of a merger, reorganization or consolidation in which the Company is not the surviving corporation. The timing and amount of any subsequent option awards will be at the discretion of the Compensation Committee and approved by the Board of Directors, and will be commensurate with Mr. Klinkhammer's position with the Company and taking into account option awards made to other executives of the Company.

         Mr. Klinkhammer's employment agreements also contain noncompetition provisions applicable during the term of the employment agreement and for a two year period thereafter, prohibit Mr. Klinkhammer from using confidential information of the Company during the term of the employment agreements and thereafter, and specify certain benefits and perquisites that Mr. Klinkhammer shall be entitled to receive. The term of the employment agreements generally expire on March 22, 2004. The employment agreements provide that if Mr. Klinkhammer's employment agreements are not extended at the expiration of the five year term, he will serve as a part-time consultant for two years following such expiration, for which he will be paid $250,000 per annum.

         John A. Schwallie, Vice President-Finance and Chief Financial Officer of the Company, has employment agreements commencing August 1, 1997 and originally terminating August 14, 1999 with the Company and a wholly-owned subsidiary of the Company, which agreements were extended until August 14, 2000. For each of the years ending August 14, 1999 and August 14, 2000, Mr. Schwallie will receive an aggregate annual salary of $250,000. In addition, under such agreements Mr. Schwallie receives a monthly living allowance of UK (pound)2,000 for each calendar month during which he maintains a principal residence in the Greater London Metropolitan area. At the sole discretion of the Board of Directors, Mr. Schwallie may be granted an annual bonus. For the 1998 year, Mr. Schwallie was given a cash bonus of $80,000. The employment agreements contain a confidentiality covenant and a non-compete covenant which has a term of two years after the termination of Mr. Schwallie's employment. Mr. Schwallie, who had previously been granted options to purchase 85,000 shares of Class A Common Stock, all of which are currently exercisable, has been granted 10 year options under his current agreements to purchase an additional 80,000 shares of Class A Common Stock at an exercise price equal to the last reported sale price of a share of Class A Common Stock on the Nasdaq National Market on August 1, 1997 ($23.00 per share), pursuant to the Company's Stock Option Plans, 40,000 of which became exercisable on August 1, 1998 and 40,000 of which will become exercisable on August 1, 1999. Additional options may be granted by the Board, upon the recommendation of the President and Chief Executive Officer, to Mr. Schwallie annually depending on his and the Company's performance. In August 1998, Mr. Schwallie was granted options to purchase an additional 20,000 shares of Class A Common Stock at an initial exercise price of $11.4375 per share (the fair market value of a share of Class A Common Stock on the date of grant), which exercise price will increase on the first day of each calendar quarter by one-quarter of 4.91% (the rate at the time of grant for U.S. Treasury securities having a maturity (7 years) approximately equal to the term of such options), compounded annually, 6,667 of which will become exercisable on August 1, 1999 and 13,333 of which will become exercisable on August 1, 2000, and all of which will expire in August 2005 (7 years). In the event of a merger, reorganization or consolidation in which the Company is not the surviving corporation, then all options which have been granted to Mr. Schwallie shall be immediately exercisable in full. In addition, Mr. Schwallie will receive a payment from the Company equal to 50% of his base salary for 1999 if the transactions contemplated by the Reorganization Agreement (the "Reorganization Agreement"), dated as of March 29, 1999, by and between SBS Broadcasting S.A. ("SBS") and the Company close and Mr. Schwallie (i) continues to be an employee of the combined company for a period of 90 days following the closing of such transactions or
(ii) if prior to such 90 day period his employment is terminated by the combined company. Mr. Schwallie also will receive a payment from the Company equal to 50% of his base salary for 1999 if the Company's subsidiary, CNTS, is able to satisfactorily resolve certain outstanding issues with respect to the broadcast of programming on Nova TV. Such payments would be in lieu of any other bonus payments available to Mr. Schwallie for 1999.

         On March 23, 1999, Mr. Delloye resigned as President and Chief Executive Officer of the Company. The Company and Mr. Delloye currently are discussing entering into certain arrangements regarding his resignation as President and Chief Executive Officer of the Company. These discussions include the resolution of any claims that Mr. Delloye may have under his employment agreements which are discussed below. Mr. Delloye has five year employment agreements dated as of March 23, 1998 with the Company and a wholly-owned subsidiary of the Company which provided that Mr. Delloye was to serve as President and Chief Executive Officer of both the Company and of such subsidiary. Under the employment agreements, Mr. Delloye was entitled to receive a base salary of $350,000 for the first year, with such base salary being increased by not less than $10,000 per year. In addition, Mr. Delloye was to receive an expatriate premium of UK (pound)202,500 per annum (plus an additional amount based on the increase in the consumer price index in the London metropolitan area). The employment agreements provided for an annual cash bonus opportunity of 75% of base salary if performance is at 100% of target performance goals established by the Compensation Committee for such year and up to 100% of his base salary if performance is at or above 150% of such target. The employment agreements also provided that Mr. Delloye receive an additional one time bonus of $1,000,000 if, at the end of the contract term, i.e., March 23, 2003, and subject to his continued employment through such date, the price of the Company's Class A Common Stock had increased from its price as of March 23, 1998 (i.e., $24.563 per share) and the percentage increase exceeded that of the Nasdaq Composite Index for such period.

         Under Mr. Delloye's employment agreements with the Company, he was awarded in March 1998 options to acquire, in the aggregate, 225,000 shares of the Company's Class A Common Stock. The initial exercise price of all of these options is $24.563 per share, the mean between the high and low trading prices of the Company's Class A Common Stock on the date of the grant. As to 175,000 of such options, the options will generally become exercisable in equal installments on each of the first two anniversaries of the date of grant and will generally remain exercisable for ten years (87,500 of these options are currently exercisable). As to 50,000 of such options, the options will generally become exercisable in equal annual installments on the third, fourth and fifth anniversaries of the grant date, will generally expire on the seventh anniversary of the grant date, and the exercise price per share will be increased on the first day of each calendar quarter by one-quarter of 5.63% (the rate at the time of grant for U.S. Treasury securities having a maturity approximately equal to the term of such options), compounded annually, pro rated for the first period. All such options shall become exercisable in the event that Mr. Delloye's employment is terminated by the Company as a result of a change in control of the Company or in the event of a merger, reorganization or consolidation in which the Company is not the surviving corporation. The timing and amount of any subsequent option awards were to be at the discretion of the Compensation Committee and approved by the Board of Directors, commensurate with Mr. Delloye's position with the Company and taking into account option awards made to other executives of the Company.

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

         Termination of Employment

         The Company and two of its wholly-owned subsidiaries entered into a severance agreement, dated as of March 25, 1998, with Leonard M. Fertig, who resigned as the Company's President and Chief Executive Officer on March 26, 1998. Mr. Fertig also resigned as a director of the Company on May 1, 1998. Pursuant to the severance agreement, certain employment and consulting agreements between Mr. Fertig, a company owned by Mr. Fertig, and the Company and these subsidiaries were terminated. Under the severance agreement, Mr. Fertig continued as an employee and his consulting company continued its consulting arrangements on a full-time basis until May 1, 1998, and thereafter on a part time basis through August 10, 1998. After August 10, 1998, Mr. Fertig has served and will continue to serve as a consultant and his consulting company has provided and will continue to provide consulting services until August 10, 1999. Mr. Fertig may terminate these arrangements with the Company and these subsidiaries prior to August 10, 1999 on not less than 10 days' (but not more than 15 days') written notice. From March 26, 1998 until either August 10, 1999 or such earlier date as Mr. Fertig ceases to be an employee or consultant, Mr. Fertig will receive a base salary or consulting fee of $300,000 per year, and his consulting company will receive a fee of $50,000 per year and both Mr. Fertig and his consulting company will provide services on an as requested basis by the Chairman or Chief Executive Officer of the Company or these subsidiaries, provided that after May 1, 1998, such services will not unreasonably interfere with Mr. Fertig's ability to seek other employment or consulting opportunities or exceed 20 hours per calendar month.

         Until the earliest of the time that Mr. Fertig ceases to be an employee or consultant, or moves his principal residence from the United Kingdom, or August 10, 1999, Mr. Fertig will receive an expatriate payment of UK (pound)3,000 per month. If Mr. Fertig relocates to the United States before August 10, 1999, the Company will pay the actual and reasonable costs associated with such relocation.

         Pursuant to the severance agreement, in September 1998, Mr. Fertig purchased from the Company for $4,658 (the book value) the automobile which had been available for his use in the Netherlands and the Company paid Mr. Fertig $10,000 for legal expenses in connection with the negotiation of the severance agreement.

         The severance agreement provided for Mr. Fertig to be paid a bonus of $150,000 for services performed during 1997.

         Under previous agreements, Mr. Fertig had been granted options to purchase 325,000 shares of Class A Common Stock, 225,000 of which were exercisable at the time of his resignation from the Company's Board of Directors on May 1, 1998. Under the severance agreement, the remaining unexercisable options became exercisable on May 1, 1998. All 325,000 options will generally remain exercisable until the one year anniversary of the date on which Mr. Fertig ceases to be an employee of, or consultant to, the Company.

         Under the severance agreement, Mr. Fertig agreed not to sell more than 50,000 shares of the Company's Class A Common Stock prior to August 1, 1998, the three month anniversary of the date on which he ceased to be a member of the Board of Directors of the Company. In addition, the Company agreed that if Mr. Fertig was not able to sell his shares of Class A Common Stock at certain minimum prices, the Company would make certain additional payments to Mr. Fertig up to a maximum of $600,000 in the aggregate. On September 2, 1998, Mr. Fertig was paid such $600,000 maximum by the Company.

         Mr. Fertig continues to be subject to a confidentiality covenant and to a non-compete covenant, which expires on the earlier of the date that Mr. Fertig ceases to serve as an employee or consultant or August 10, 1999. Under the severance agreement, Mr. Fertig converted all of his shares of Class B Common Stock of the Company into shares of Class A Common Stock of the Company.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee at the end of the fiscal year ended December 31, 1998 were Ronald S. Lauder and Nicolas G. Trollope, who is the Secretary and a Vice President of the Company. Prior to the 1998 Annual General Meeting of Shareholders, the Compensation Committee was composed of Messrs. Lauder, Gaspar (who did not stand for re-election to the Board of Directors in June 1998) and Rayne. Mr. Rayne continued to serve on the Compensation Committee until his resignation from the Board of Directors of the Company on September 28, 1998. Mr. Grusky served on the Compensation Committee beginning immediately following the Company's 1998 Annual General Meeting of Shareholders for the remainder of 1998. See "Compensation of Directors" and "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 23, 1999 with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock and also sets forth certain information with respect to voting power and percentage of ownership as of April 23, 1999, by (i) each shareholder known by the Company to beneficially own more than 5% of any class of the Company's outstanding voting securities, (ii) each director and nominee for director of the Company, (iii) the Chief Executive Officer, the two former Chief Executive Officers and the other executive officer of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such person.

                                              Beneficial Ownership of       Beneficial Ownership of          Common Stock
                                                  Class A Common                Class B Common           ---------------------
                                                     Stock (a)                       Stock                 % of           %
                                             ----------------------          -----------------------      Voting        Owner-
Name of Beneficial Owner                     Number         Percent          Number          Percent     Power(b)      Ship(b)
------------------------                     ------         -------          ------          -------     --------      -------
Ronald S. Lauder(1)(12)............         326,000(19)       1.7%        6,505,595(26)       90.0%        71.5%         26.2%
Frederic T. Klinkhammer............         191,000(20)       1.0                --             --            *             *
Peter R. Goldscheider..............              --            --                --             --           --            --
Robert R. Grusky...................              --            --                --             --           --            --
Herbert S. Schlosser...............          84,000(21)         *                --             --           *              *
Nicolas G. Trollope(2).............           1,700             *                --             --           *              *
John A. Schwallie..................         125,000(22)         *                --             --           *              *
All directors and executive
officers
  as a group (7 persons)...........         727,700(23)       3.8         6,505,595(26)       90.0         71.5          27.3
Michel Delloye (3) ................          87,500(24)         *                --             --            *             *
Leonard M. Fertig(4)...............         325,000(25)       1.7                --             --            *           1.2
SBS Broadcasting S.A.(5)...........         326,000(19)       1.7         6,505,595(26)       90.0         71.5          26.2
Mercury Asset Management plc(6)....       2,169,950          11.7                --             --          2.4           8.4
Warburg, Pincus Asset Management,
  Inc.(7)..........................       2,042,600          11.0                --             --          2.3           8.0
Genesis Asset Managers Limited(8)..       1,770,616           9.6                --             --          2.0           6.9
Stephen L. Farley(9)(13)...........       1,709,150           9.2                --             --          1.9           6.7
Labrador Partners L.P.(9)(14) .....       1,470,000           7.9                --             --          1.6           5.7
Capital Research and Management
  Company (10)(15) ................       1,235,000           6.7                --             --          1.4           4.8
SMALLCAP World Fund, Inc.(10)(16)..       1,170,000           6.3                --             --          1.3           4.6
Leonard A. Lauder(11)(17) .........              --            --         1,368,568           19.1         15.2           5.3
EL/RSLG Media, Inc.(1)(18).........              --            --           646,895            9.0          7.2           2.5


-----------------
 *  Less than 1.0%

(a) Does not include 7,227,269 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock. Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock for no additional consideration on a share-for-share basis.

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

(3) Resigned as President, Chief Executive Officer and a director of the Company on March 23, 1999.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(4) Resigned as President and Chief Executive Officer of the Company on March 26, 1998 and as a director of the Company on May 1, 1998. Mr. Fertig is no longer required to file Section 16 Reports with the Securities and Exchange Commission in connection with his beneficial ownership of the Company's securities. The Company is not aware of any shares of its stock beneficially owned by Mr. Fertig other than those set forth herein.

(5) Information in respect of the beneficial ownership of SBS (other than its percentage ownership) is based upon a statement on Schedule 13D filed by such person. The address of SBS, is 36 Ives Street, London SW# 2ND. On March 29, 1999, SBS agreed to acquire the Company pursuant to the terms of a Reorganization Agreement, dated as of March 29, 1999, by and between SBS and the Company. Concurrently with the execution of the Reorganization Agreement, SBS and Ronald S. Lauder, RSL Investments Corporation, RSL Capital LLC and Duna Investments, Inc. (collectively, the "Shareholders") entered into a Shareholders Agreement (the "CME Shareholders' Agreement") where, in consideration for the delivery of the Reorganization Agreement, the Shareholders agreed to vote their shares of the Company's stock in favor of the Reorganization Agreement and all transactions contemplated thereby. In connection with the Shareholders' Agreement, the Shareholders have given an irrevocable proxy to Harry Sloan in his capacity as Chief Executive Officer of SBS, to vote their shares of the Company's stock in favor of any transactions contemplated by the Reorganization Agreement and against any inconsistent proposals or transactions. SBS disclaims beneficial ownership of all such shares of the Company's stock

(6) Information in respect of the beneficial ownership of Mercury Asset Management plc (other than percentage ownership) is based upon a statement on Schedule 13D filed by such person. The address of Mercury Asset Management plc is 33 King William Street, London, EC4R 9AS, England.

(7) Information in respect of the beneficial ownership of Warburg, Pincus Asset Management, Inc. (other than its percentage ownership) is based upon a statement on Schedule 13G filed by such person. The address of Warburg, Pincus Asset Management, Inc. is 466 Lexington Avenue, New York, New York 10017.

(8) Information in respect of the beneficial ownership of Genesis Asset Managers Limited (other than its percentage ownership) is based upon a statement on schedule 13G filed by such person. The address of Genesis Asset Managers Limited is Harbour Court, Les Amballes, St. Peter Port, Guernsey, Channel Islands.

(9) Information in respect of the beneficial ownership of Stephen L. Farley and Labrador Partners L.P. (other than percentage ownership) is based upon a statement on Schedule 13G filed jointly by such persons. The address of Mr. Farley and Labrador Partners L.P. is 655 Third Avenue, Suite 2520, New York, New York 10017.

(10) Information in respect of the beneficial ownership of Capital Research and Management Company and SMALLCAP World Fund, Inc. (other than percentage ownership) is based upon a statement on Schedule 13G filed jointly by such persons. The address of both Capital Research and Management Company and SMALLCAP World Fund, Inc. is 333 South Hope Street, Los Angeles, California 90071. Capital Research and Management Company is an investment adviser which advises SMALLCAP World Fund, Inc., an investment company.

(11) Information in respect of the beneficial ownership of Leonard A. Lauder (other than his percentage ownership) is based upon a statement on
         Schedule 13D filed by such person. The address of Mr. Leonard Lauder is c/o The Estee Lauder Companies Inc., 767 Fifth Avenue, New York, New York 10153.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(12) 120,034 of these shares of Class B Common Stock are owned directly by Ronald S. Lauder, 3,385,417 of these shares of Class B Common Stock are owned beneficially by RSL Investments Corporation, 1,515,000 of these shares of Class B Common Stock are owned beneficially by RSL Capital LLC and 577,788 of these shares of Class B Common Stock are owned beneficially by Duna Investments, Inc., all of which are owned by Mr. Lauder. 210,461 of these shares of Class B Common Stock are held by RAJ Family Partners L.P. and beneficially owned by Mr. Lauder, and 646,895 of these shares of Class B Common Stock are held by EL/RSLG Media, Inc., of which 50% of the common stock outstanding is beneficially owned by the 1995 Estee Lauder RSL Trust and beneficially owned by Mr. Lauder.

(13) 1,470,000 of these shares are also included in the shares reported as being beneficially owned by Labrador Partners L.P. Mr. Farley is the managing general partner of Labrador Partners L.P.

(14) These shares are also included in the shares reported as being beneficially owned by Stephen L. Farley, the managing general partner of Labrador Partners L.P.

(15) 1,170,00 of these shares are also included in the shares reported as being beneficially owned by SMALLCAP World Fund, Inc., which is advised by Capital Research and Management Company.

(16) These shares are also included in the shares reported as being beneficially owned by Capital Research and Management Company, which advises SMALLCAP World Fund, Inc.

(17) 285,239 of these shares of Class B Common Stock are owned directly by Leonard A. Lauder. 646,895 of these shares of Class B Common Stock are held by EL/RSLG Media, Inc., of which 50% of the common stock outstanding is beneficially owned by the 1995 Estee Lauder LAL Trust, of which Leonard A. Lauder is a co-trustee and beneficiary. 436,434 of these shares of Class B Common Stock are held by LWG Family Partners L.P., a partnership whose managing partner is a corporation which is one-third owned by Mr. Lauder.

(18) These shares are also included in the shares reported as being beneficially owned by Ronald S. Lauder and Leonard A. Lauder.

(19) Represents shares of Class A Common Stock underlying (i) warrants which are currently exercisable at exercise prices per share of $16.10 and $30.25 on 250,000 and 70,000 shares of Class A Common Stock, respectively, (ii) 5,000 shares of Class A Common Stock underlying options which are currently exercisable at $23.00 per share and (iii) 1,000 shares of Class A Common Stock underlying options which will become exercisable within 60 days which had an initial exercise price equal to $22.325 and which increases on the first day of each calendar quarter by one quarter of 5.57%. Does not include 14,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(20) Includes 190,000 shares of Class A Common Stock underlying options which are currently exercisable at exercise prices per share of $8.3125, $24.00. and $23.3125 on 150,000, 26,666 and 13,334 shares of
         Class A Common Stock, respectively. Does not include 260,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(21) Includes 80,000 shares of Class A Common Stock underlying options which are currently exercisable at exercise prices per share of $14.00, $14.63, $24.50, $21.75 and $23.00 on 10,000, 25,000, 10,000, 25,000 and
         10,000 shares of Class A Common Stock, respectively and 1,000 shares of Class A Common Stock underlying options which will become exercisable within 60 days which had an initial exercise price equal to $22.325 and which increases on the first day of each calendar quarter by one quarter of 5.57%. Does not include 19,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(22) Represents 125,000 shares of Class A Common Stock underlying options which are currently exercisable at exercise prices per share of $14.00, $14.63, $20.75 and $23.00 on 10,000, 50,000, 25,000 and 40,000 shares of Class A Common Stock, respectively. Does not include 60,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(23) Includes 402,000 shares of Class A Common Stock underlying options which are currently exercisable or which will become exercisable within 60 days and 320,000 shares of Class A Common Stock underlying warrants which are currently exercisable. Does not include 353,000 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(24) Represents 87,500 shares of Class A Common Stock underlying options which are currently exercisable at an exercise price of $24.563 per share. Does not include 137,500 shares of Class A Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days.

(25) Represents shares of Class A Common Stock underlying options which are currently exercisable at exercise prices per share of $14.00, $19.13, $21,75 and $23.00 on 25,000, 200,000, 50,000 and 50,000 shares of Class
         A Common Stock, respectively.

(26) Includes 50,000 shares of Class B Common Stock underlying options which are currently exercisable at an exercise price of $23.927 per share. Does not include 50,000 shares of Class B Common Stock underlying options which are not currently exercisable and which will not become exercisable within 60 days. Pursuant to a Stock Purchase Agreement (the "RSL Capital Stock Purchase Agreement"), dated as of December 3, 1998, between the Company and RSL Capital LLC, Mr. Lauder currently also has the right to receive, without additional consideration, up to 757,500 shares of Class B Common Stock if the last reported trading price of a share of the Company's Class A Common Stock does not equal or exceed $15.00 on the NASDAQ Stock Market for at least 20 consecutive trading days during the year ending November 12, 1999. Pursuant to the CME Shareholders' Agreement, the RSL Capital Stock Purchase Agreement is to be terminated immediately prior to the closing date of the transactions contemplated by the Reorganization Agreement. See "Certain Relationships and Related Transactions" on pages 15-17.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 29, 1999, SBS, Ronald S. Lauder (the nonexecutive Chairman of the Company's Board of Directors), RSL Investments Corporation, RSL Capital LLC and Duna Investments, Inc. entered into the CME Shareholders' Agreement in order to facilitate the combination transaction between the Company and SBS on the terms set out in the Reorganization Agreement. The Reorganization Agreement provides, among other things, for (a) the sale by the Company to SBS of all of the assets, properties and rights of the Company (consisting primarily of the stock of CME Media Enterprises B.V., an intermediate holding company wholly owned by the Company), (b) the assumption by SBS of, and indemnification of the Company with respect to, all liabilities, obligations and commitments of the Company, including the Company's outstanding bonds (which are intended to remain outstanding following the transaction), (c) the issuance by SBS to the Company of a number of common shares of SBS, equal to 0.5 times the total number of shares of the Company's Class A Common Stock and shares of the Company's Class B Common Stock outstanding immediately prior to the closing of such transaction, and (d) the immediate commencement of the winding up of the Company and distribution of the common shares of SBS so received by the Company to the shareholders of the Company (followed as soon as practical thereafter by the final dissolution of the Company).

         Pursuant to the CME Shareholders' Agreement, Mr. Lauder and the other Shareholders have agreed to not, prior to the final dissolution of the Company
(a) sell, assign, pledge, transfer or otherwise dispose of (including, without limitation, any indirect Transfer effected through the Transfer of any equity interest in a shareholder which is not a natural person, a "Transfer") or consent to any Transfer of, any or all the shares of the Company's stock or any interest therein, (b) grant any proxy, power-of-attorney or other authorization in or with respect to such shares of the Company's stock, except under or in accordance or not in conflict with the CME Shareholders' Agreement, or (c) deposit such shares of the Company's stock into a voting trust, enter into a voting agreement or arrangement with respect to such shares of the Company's stock or otherwise limit their power to vote such shares in a manner that conflicts with the CME Shareholders' Agreement.

         Under the terms of the CME Shareholders' Agreement, the Shareholders have agreed to vote their shares of the Company's stock (a) in favor of the Reorganization Agreement and the transactions contemplated thereby and (b) against any Competing Proposal (as defined in the CME Shareholders' Agreement). Moreover, the Shareholders have irrevocably appointed SBS and Harry Sloan, in his capacity as Chief Executive Officer of SBS, as their proxy to vote their shares for which they have or share the power to vote (i) in favor of any transactions contemplated by the Reorganization Agreement and (ii) against any Competing Proposal.

         On December 11, 1998, the Company sold (the "TVN Sale") its interests in its TVN television operations in Poland to International Trading and Investments Holding S.A. ("ITI"), a company publicly traded on the Luxembourg Stock Exchange and the Company's partner in the TVN operations. Mr. Lauder owns a non-controlling indirect minority interest in ITI. The TVN Sale was effected pursuant to a Sale and Purchase Agreement dated December 10, 1998. Prior to the TVN Sale, the Company and ITI were partners in the TVN television operations such that certain indirect wholly owned subsidiaries of the Company owned 33% of the outstanding shares of TVN Sp. z o.o. ("TVN") and 50% of the outstanding shares of Federacja Sp. z o.o. ("Federation"). In addition, certain indirect wholly owned subsidiaries of the Company owned 49% of the outstanding shares of Neovision Holding B.V. ("Neovision") and 10% of the outstanding shares of ITI Media. Details of the TVN Sale are as follows: the Company caused its subsidiaries to transfer to ITI and certain of its affiliates all of their above listed interests in TVN, Federation, Neovision and ITI Media together with certain outstanding receivables in exchange for $10 million in cash, a note (the "ITI Note") in a principal amount of $40 million bearing interest at a rate of 5% per annum and generally maturing on December 10, 2001 that is convertible into equity securities of ITI and exchangeable into similar debt securities of ITI, the release of a $10 million bank guarantee and the assumption by ITI of various obligations of the Company and its subsidiaries in respect of programming and satellites relating to the TVN operations. Pursuant to the terms of the Sale and Purchase Agreement and the ITI Note, between September 10, 2001 and the maturity date of the ITI Note, the Company will be able to convert, at its option, all or any portion of the principal amount of the ITI Note plus all interest accrued and unpaid thereon (the "Conversion Amount") into an amount of equity securities of ITI (the "ITI Ordinary Shares") equal to the Conversion Amount divided by 80% of the average of the daily closing price of one share of the publicly traded ITI Ordinary Shares during the twelve month period immediately preceding the time that the Company gives notice of its intention to convert on whichever of the Warsaw Stock Exchange or the Luxembourg Stock Exchange has the largest average daily trading volume. As a result of the TVN Sale, the Company recorded a write-down of approximately $25 million in its fourth quarter 1998 financial results.

         On December 22, 1998, RSL Capital LLC, a company wholly-owned by Mr. Lauder, made an equity investment of $22.725 million in the Company in exchange for 1,515,000 shares of the Company's Class B Common Stock, which is a price equal to $15.00 per share, pursuant to the terms of the RSL Capital Stock Purchase Agreement, dated as of December 3, 1998, between the Company and RSL Capital LLC. Pursuant to the RSL Capital Stock Purchase Agreement, if the last reported daily trading price of the Class A Common Stock on the NASDAQ Stock Market does not equal or exceed $15.00 for at least 20 consecutive trading days during the period that commenced on November 13, 1998 and ends on November 12, 1999 (the "Measurement Period"), the Company will issue additional shares of Class B Common Stock to RSL Capital for no additional consideration so that the average per share price for the shares of Class B Common Stock acquired by RSL Capital pursuant to the Stock Purchase Agreement will equal the average last reported daily trading price of the Class A Common Stock during the Measurement Period, provided, that, in no event shall the average price per share for the shares of Class B Common Stock acquired by RSL Capital be less than $10.00 per share. In connection with the Reorganization Agreement, Mr. Lauder entered into the CME Shareholders' Agreement which provides that the RSL Capital Stock Purchase Agreement be terminated effective immediately prior to the closing date of the transactions contemplated by the Reorganization Agreement. Accordingly, RSL Capital LLC may not receive additional shares of Class B Common Stock from the Company pursuant to the terms of the RSL Capital Stock Purchase Agreement.

         R.S. Lauder, Gaspar & Co., LP ("RSLAG"), which is in the process of liquidating its holdings, performed administrative services for CME Media Enterprises B.V. ("CME BV"), a subsidiary of the Company, pursuant to a services agreement dated as of April 1, 1994 (and subsequently extended) (the "Services Agreement"). Under the

Services Agreement, CME BV had agreed to reimburse RSLAG for its costs (including the costs of employees) incurred in providing administrative services to the Company. The costs of such services that could have been requested from time to time by the Company pursuant to the Services Agreement were at a rate that could reasonably have been expected to be charged by an unaffiliated third party. During the fiscal year ended December 31, 1998, the Company paid $15,013 to RSLAG under the Services Agreement. The Services Agreement was not negotiated on an arm's length basis. The Company believes, however, that the terms of the Services Agreement were at least as favorable to the Company as those it could have negotiated with unrelated parties. Andrew Gaspar, a former director of the Company, was the president of the corporate general partner of RSLAG, and Mr. Lauder was a limited partner, but held a majority of the economic interests in RSLAG. The Services Agreement is no longer in effect.

         Mr. Gaspar had a service agreement with the Company, which expired in October 1998. Pursuant to the agreement, the Company paid $125,000 per year to a corporation owned by Mr. Gaspar and members of his family for services performed by him outside of the United States. The agreement contained prohibitions on the disclosure of confidential information and a non-compete covenant which has a term of two years after its termination.

Recent Developments

         On April 19, 1999, the Company's subsidiary, CNTS, dismissed Dr. Vladimir Zelezny from his position as Executive and General Director of CNTS, for taking actions that exceeded his authority and that were against the interests of CNTS. CNTS is the primary provider of television services to CET 21 spol. s.r.o. ("CET 21") for Nova TV in the Czech Republic. After an internal investigation, it was learned that Dr. Zelezny had executed an unlimited CNTS guarantee for the liabilities of another Czech Republic company, AQS a.s. ("AQS"), without any authorization, has reassigned the program acquisition department of CNTS to AQS and has notified international television studios that AQS would replace CTS as the program service provider to Nova TV.

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23 million paid to Dr. Zelezny and other unspecified damages based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased a 5.8% interest in CNTS from Dr. Zelezny. The Company is also seeking the forgiveness of the $5.5 million unpaid balance of the purchase price under the 1997 share purchase agreement. The arbitration will be held in Amsterdam, The Netherlands.

         Dr. Zelezny owns a controlling 60% participation interest in CET 21. It has been reported that Dr. Zelezny has threatened that CET 21 could terminate Nova TV's broadcast signal for up to 30 days unless CNTS and CET 21 resolve their differences

         If the differences between CNTS and CET 21 cannot be resolved, one or more material adverse effects on the business and financial condition of CNTS and the Company could result, including a substantial reduction in the economic benefits currently enjoyed by CNTS and the Company, and, potentially a termination of the existing commercial relationship between CNTS and CET 21.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                          By: /s/ John A. Schwallie
                             ---------------------------------------------------
                             John A. Schwallie, Vice President-Finance and Chief Financial Officer

                             April 30, 1999

                                EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------
23.01                                       Consent of Arthur Andersen & Co.