Form 10-Q
period 1999-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1999-05-17
CIK 925645

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
                                   Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding as of May 7, 1999
     -----                                       -----------------------------

     Class A Common Stock, par value $.01                  18,506,849
     Class B Common Stock, par value $.01                   7,177,269

                                    PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        Consolidated Balance Sheets as at
                      March 31, 1999 and December 31, 1998

                                     ($000s)

                                     ASSETS

                                                                                      March 31,       December 31,
                                                                                        1999             1998
                                                                                    -------------    --------------
                                                                                     (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents.......................................................      $ 62,726           $44,444
Restricted cash.................................................................            80                67
Accounts receivable (net of allowances of $2,526, $3,271).......................        26,042            41,237
Program rights costs............................................................        27,977            29,632
Advances to affiliates..........................................................        14,216            11,058
Other short-term assets.........................................................        15,653            28,670
                                                                                    -------------    --------------
Total current assets............................................................       146,694           155,108

Investments in unconsolidated affiliates........................................        25,890            29,357
Loans to affiliates.............................................................         5,614             9,514
Property, plant and equipment (net of depreciation of $47,866, $50,477).........        60,699            66,282
Program rights costs............................................................        21,334            21,206
License costs and other intangibles (net of amortization of  $5,888, $6,813)....         5,773             6,502
Goodwill (net of amortization of $38,178, $33,968)..............................        66,799            70,196
Note receivable.................................................................        20,071            20,071
Other assets....................................................................         6,638             7,230
                                                                                    =============    ==============
Total assets....................................................................     $ 359,512        $  385,466
                                                                                    =============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities........................................      $ 66,524          $ 69,187
Duties and other taxes payable..................................................        10,508            11,722
Income taxes payable............................................................           391             1,157
Current portion of credit facilities and obligations under capital leases.......         9,706            10,313
Investments payable.............................................................         5,188            12,281
Advances from affiliates........................................................         1,124             2,533
                                                                                    -------------    --------------
         Total current liabilities..............................................        93,441           107,193

Deferred income taxes...........................................................           225               302
Long-term portion of credit facilities and obligations under capital leases.....        20,030            23,296
Investments payable.............................................................             -             2,563
$100,000,000 9 3/8 % Senior Notes due 2004 .....................................        99,880            99,875
DM 140,000,000 8 1/8 % Senior Notes due 2004 ...................................        76,930            83,729
Other liabilities...............................................................         2,222             2,099
Minority interest in consolidated subsidiaries..................................           606               702

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:

Class A Common Stock, $0.01 par value: authorized: 100,000,000 shares at March
  31, 1999 and December 31, 1998; issued and outstanding; 18,106,789
  at March 31, 1999 and 18,070,789 at December 31, 1998.........................           181               181

Class B Common Stock, $0.01 par value: authorized: 15,000,000 shares at March
  31, 1999 and December 31, 1998; issued and outstanding; 7,577,329 at March 31,
  1999 and December 31, 1998....................................................            76                76
Additional paid-in capital......................................................       356,385           356,378
Accumulated deficit.............................................................      (276,260)         (288,348)
Accumulated other comprehensive income..........................................       (14,204)           (2,580)
                                                                                    -------------    --------------

Total shareholders' equity......................................................        66,178            65,707
                                                                                    -------------    --------------

Total liabilities and shareholders' equity......................................     $ 359,512         $ 385,466
                                                                                    =============    ==============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                      Consolidated Statements of Operations

                         ($000s, except per share data)

                                   (Unaudited)

                                                                                 For the three months
                                                                                   ended March 31,
                                                                                -----------------------
                                                                                  1999         1998

Gross revenues...............................................................   $  45,681      $ 43,466
Discounts and agency commissions.............................................     (8,681)       (9,705)
                                                                               -----------  ------------
Net revenues.................................................................      37,000        33,761

STATION EXPENSES:
  Other operating costs and expenses...........................................    20,036        16,713
  Amortization of programming rights...........................................     9,617         7,995
  Depreciation of station fixed assets and other intangibles.................       4,540         3,927
                                                                               -----------  ------------
  Total station operating costs and expenses.................................      34,193        28,635
  Selling, general and administrative expenses...............................       6,556         7,008

CORPORATE EXPENSES:
  Corporate operating costs and development expenses.........................       5,830         7,190
  Amortization of goodwill and allowance for development costs...............       3,397         2,529
                                                                               -----------  ------------
                                                                                    9,227         9,719

Operating loss...............................................................    (12,976)      (11,601)

Equity in (loss)/income of unconsolidated affiliates (Note 3)................     (4,044)            79
Gain on sale of investment (Note 6)..........................................      25,870             -
Net interest and other income (expense)......................................     (3,713)       (4,413)
Foreign currency exchange gain/(loss), net ..................................       8,622         (217)
                                                                               -----------  ------------

Income/(loss) before provision for income taxes, minority interest and
discontinued operations......................................................      13,759      (16,152)
Provision for income taxes...................................................     (1,649)       (2,107)
                                                                               -----------  ------------

Income/(loss) before minority interest and discontinued operations                 12,110      (18,259)
Minority interest in (income)/loss of consolidated affiliates................        (22)           714
                                                                               -----------  ------------

Income/(loss) from continuing operations.....................................      12,088      (17,545)

Discontinued operations:
  Operating loss of discontinued operations                                             -       (7,493)
                                                                               -----------  ------------

Net Income/(loss)............................................................    $ 12,088    $ (25,038)
                                                                               ===========  ============

PER SHARE DATA:
Net income/(loss) per share (Note 5):
  Continuing operations - Basic and diluted..................................      $ 0.47      $ (0.73)
  Discontinued operations - Basic and diluted................................        0.00        (0.31)
                                                                                     ----        ------
  Net........................................................................     $  0.47      $ (1.04)
                                                                                  =======      ========

Weighted average common shares used in computing per share amounts:
  Basic......................................................................      25,656        24,001
                                                                                   ======        ======

  Diluted....................................................................      25,667        24,001
                                                                                   ======        ======

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

                Consolidated Statements of Shareholders' Equity /
                 (Deficit) For the period from December 31, 1998
                                to March 31, 1999
                                     ($000s)
                                   (Unaudited)

                                                                                                Accumulated
                           Comprehensive    Class A     Class B                                    Other           Total
                               Income        Common      Common      Capital    Accumulated    Comprehensive   Shareholders'
                               (loss)        Stock       Stock       Surplus     Deficit(1)      Income(2)        Equity
                           --------------- ----------- -----------  ----------  -------------  --------------  --------------

BALANCE, December 31, 1998.                      $181         $76    $356,378     $(288,348)        $(2,580)         $65,707

Comprehensive income:
   Net income..............       $12,088                                           $12,088                          $12,088

   Other comprehensive
     income (loss):
   Unrealized translation        $(11,624)                                                         $(11,624)        $(11,624)
     adjustments....       ---------------
   Comprehensive income....          $464
                           ===============

Stock issued:
   Stock option plans............                                          $7                                             $7

                                           =========== ===========  ==========  =============  ==============  ==============
BALANCE, March 31, 1999..........                $181         $76    $356,385     $(276,260)       $(14,204)         $66,178
                                           =========== ===========  ==========  =============  ==============  ==============

 ..................

(1) Of the accumulated deficit of $276,260 at March 31, 1999, $89,208 represents accumulated losses in unconsolidated affiliates.
(2)   Represents foreign currency translation adjustments.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998
                                     ($000s)
                                   (Unaudited)

                                                                           For the three months ended
                                                                                   March 31,
                                                                          -----------------------------
                                                                              1999            1998
                                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss).......................................................      $ 12,088       $  (25,038)
Adjustments  to  reconcile  net  loss  to net  cash  used  in  operating activities:
  Equity in loss (income) of unconsolidated affiliates.................         4,044              (79)
  Depreciation and amortization (excluding amortization of barter
  programs)............................................................        17,862           14,737
  Discontinued operations..............................................             -            7,493
  Gain on disposal of investment.......................................       (25,870)               -
  Minority interest in income (loss) of consolidated subsidiaries......            22             (714)
  Foreign currency exchange (gain) loss, net...........................        (8,622)             217
  Accounts receivable..................................................        10,203            9,231
  Cash paid for program rights.........................................       (12,003)          (9,081)
  Advances to affiliates...............................................           973             (137)
  Other short-term assets..............................................          (872)          (6,053)
  Accounts payable and accrued liabilities.............................        (5,572)          (3,309)
  Income and other taxes payable.......................................        (1,536)          (1,035)
                                                                          -------------   -------------
      Net cash used in operating activities ...........................        (9,283)         (13,768)
                                                                          -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Unconsolidated Affiliates ............................              -          (1,153)
  Other investments....................................................         (6,056)            (81)
  Investments in discontinued operations...............................              -         (15,816)
  Cash proceeds from sale of investment................................         39,260               -
  Restricted cash......................................................            (13)           (492)
  Acquisition of fixed assets..........................................         (3,169)         (2,784)
  Acquisition of minority interest.....................................              -          (6,480)
  Purchase of business, net of cash acquired..........................               -            (699)
  Loans and advances to affiliates.....................................            259               -
  Payments for license costs, other assets and intangibles............               -            (477)
                                                                          -------------   -------------
      Net cash provided by (used in) investing activities..............         30,281         (27,982)
                                                                          -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities and payments under capital leases..................            317          (1,281)
  Dividends paid to minority shareholders..............................              -          (1,117)
  Capital contributed by shareholders..................................              7             814
  Advances paid to affiliates..........................................         (1,392)              -
  Other long-term liabilities..........................................           (145)              -
                                                                          -------------   -------------
      Net cash provided by financing activities........................         (1,213)         (1,584)
                                                                          -------------   -------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                                    (1,503)            205
                                                                          -------------   -------------
  Net increase (decrease) in cash and cash equivalents.................         18,282         (43,129)
CASH AND CASH EQUIVALENTS, beginning of period.........................         44,444         104,490
                                                                          =============   =============
CASH AND CASH EQUIVALENTS, end of period...............................        $62,726         $61,361
                                                                          =============   =============

Supplemental information:
  Cash paid for interest                                                       $ 4,757         $ 9,008
                                                                          =============   =============

  Income taxes                                                                 $ 2,830         $ 3,279
                                                                          =============   =============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 1999


1.       Organization and Business

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

Combination Transaction

         On March 29, 1999, the Company entered into a Reorganization Agreement with SBS Broadcasting S.A., a company organized under the laws of Luxembourg ("SBS") , which provides, among other things, for (a) the sale by the Company to SBS of all of the assets, business, properties and rights of the Company (consisting primarily of the stock of CME Media Enterprises B.V., an intermediate holding company wholly owned by CME); (b) the assumption by SBS of, and indemnification of the Company with respect to, all liabilities, obligations and commitments of the Company including the Company's outstanding Senior Notes (which are to remain outstanding following the transaction); (c) the issuance by SBS to the Company of a number of shares of SBS common stock, par value $1.50 per share ("SBS Stock"), equal to 0.5 times the total number of shares of the Company's Class A Common Stock and Class B Common Stock outstanding immediately prior to the closing of such transaction; and (d) the immediate commencement of the winding up of the Company and distribution of the SBS Stock so received by the Company to the shareholders of the Company (followed as soon as practical thereafter by the final dissolution of the Company). Accordingly, upon the closing of the transactions contemplated by the Reorganization Agreement, each shareholder of the Company would receive 0.5 shares of SBS Stock for each share of Common Stock of the Company owned by such shareholder.

         The foregoing transaction is intended to be accounted for as a purchase, and to qualify as a reorganization under Section 368(a) of the Internal Revenue Code (and thus to be tax-free for U.S. tax purposes to the shareholders of CME). The closing of the transaction is subject to a number of conditions precedent, some of which are beyond the control of the Company, including the approval of the shareholders of SBS. Ronald S. Lauder, who controls approximately 71% of the vote of the Company, has entered into a Shareholders' Agreement with SBS whereby he has committed to vote his shares of Class A and Class B Common Stock in favor of the transaction. Certain members of SBS's management have entered into a Shareholder Agreement with the Company whereby they have agreed to vote their SBS shares in favor of the transaction. In the event that the transaction is not consummated, the Reorganization Agreement provides various rights to the Company and to SBS, depending upon the circumstances.

General

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

         The following table sets forth certain data regarding the Company's voting interest in each license and service company.

                                                                  CME Voting                             CME Voting
                       License                                     Interest                               Interest
Country              Expiration         TV License Company                       TV Services Company

Czech Republic....  2005           CET.............................    1.25%   CNTS....................    99%
Romania...........  2002 -2006     Pro TV S.R.L....................      49%   MPI ....................    66%
                                   Media Pro S.R.L.................       0%
Slovenia..........  2003 -2007     Tele 59 ........................      10%   Pro Plus................    78%
                                   MMTV............................      10%
Slovak Republic...  2007           Markiza-Slovakia s.r.o..........       0%   STS.....................    49%
Ukraine...........  2007           Studio 1+1......................      15%   Innova, IMS, UAH........    60%
                                                                               Prioritet                   50% (1)


(1)   50% interest owned by Ukraine Advertising Holding B.V. (UAH)

Discontinued Operations

         In December 1998, CME sold its interests in the TVN television operations in Poland. This transaction resulted in the treatment of these interests and related operations as discontinued operations for all periods presented in the accompanying financial statements. The accompanying financial statements for the first quarter of 1998 have been restated in order to reflect the Company's Polish operations as discontinued operations.

Czech Republic

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"), with the remaining 1% voting and economic interest in CNTS held by CET 21, spol. s.r.o. ("CET"). CET holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Dr. Vladimir Zelezny, the former General Director of CNTS, owns a controlling 60% participation interest in CET. CNTS is governed by a Memorandum of Association and Investment Agreement. The Company has the right to appoint five of the seven members of CNTS's Committee of Representatives. A representative of CET has certain delay and veto rights on non-economic programming matters related directly to the broadcast license.

         CNTS provides television programming and other services to CET, which broadcasts the Nova TV signal, pursuant to a Services Agreement with CET dated May 21, 1997 (the "Services Agreement"). In consideration for its activities under the Services Agreement, CNTS collects all of Nova TV's advertising and other revenues, and retains as compensation for its services the balance of those revenues net of Nova TV's operating expenses less CZK 100,000 ($2,800) per month to CET.

         On March 19, 1999, CET provided CNTS with a copy of a letter, dated March 15, 1999 addressed to Dr. Zelezny as executive of CET and signed by the Chairman of the Czech Media Council, in which the Chairman took positions that appear inconsistent with the existing relationship between CNTS and CET. The Company has obtained evidence indicating that Dr. Zelezny provided the language for significant aspects of the letter. Among other things, the Chairman questioned the exclusive nature of the commercial relationship between CNTS and CET and the manner in which CET enters into certain broadcasting-related contracts. CME believes that the structure of Nova TV and the contracts and business dealings between CET and CNTS are in compliance with all applicable Czech laws and regulations. However, there can be no assurance that the Czech Media Council will conclude, as it has in the past, that such dealings are in compliance with Czech laws and regulations or that the Czech Media Council will not require modifications of the arrangements between CET and CNTS.

         In this connection, CME has been engaged in ongoing discussions and negotiations with Dr. Zelezny regarding the relationship between CNTS and CET, including with respect to actions taken and proposed to be taken by CET concerning the acquisition of programming for CET and other matters with which CNTS disagrees. On behalf of CET, Dr. Zelezny has requested certain modifications to the CNTS Memorandum of Association and Investment Agreement and the Services Agreement, which modifications CME is resisting. CME has proposed to CET certain alternative arrangements that it believes would solidify CNTS's relationship with CET and reduce the likelihood of future conflict. However, no agreement has yet been reached.

         On April 19, 1999, CNTS dismissed Dr. Zelezny from his position as Executive and General Director of CNTS, for taking actions that exceeded his authority and that were against the interest of CNTS. After an internal investigation, it was learned that Dr. Zelezny had executed an unlimited CNTS guarantee for the liabilities of a Czech television program acquisition company, AQS a.s. ("AQS"), without any authorization. The investigation also indicated that Dr. Zelezny had reassigned the program acquisition department of CNTS to AQS, notified international providers of television programming that AQS would replace CNTS as the program service provider to Nova TV, and taken other actions contrary to the interests of CNTS.

         Since the dismissal of Dr. Zelezny from his positions of General Director and Executive of CNTS, CNTS has continued to provide programming and other services to CET, collect advertising revenues and Nova TV has continued to operate without interruption. CNTS has announced that it intends to comply with its legal obligations under the Services Agreement and to cooperate with CET to enable

CET to comply with its obligations under the broadcast license and applicable Czech law and regulations. Nevertheless, Dr. Zelezny has stated publicly that unless CNTS and CET resolve their differences, CET might attempt to terminate its relationship with CNTS and could seek to obtain television services from another company. Such actions could result in a disruption of Nova TV's broadcasting or CNTS's operations. Such a disruption, or the ongoing dispute in general, could lead to the intervention of the Czech Media Council or the Czech Parliament. Any material disruption of the Nova TV broadcast signal, a significant reduction or termination of the existing commercial relationship between CNTS and CET, or other significant changes in the relationship between CNTS and CET, or the failure of CME and Dr. Zelezny to resolve their differences in a satisfactory manner could have a material adverse affect on the business and financial condition of CNTS and the Company.

It is uncertain whether the ongoing dispute with Dr. Zelezny in the Czech Republic will result in a material reduction in dividends to be paid by CNTS to the Company in 1999. A material reduction in CNTS's dividend payments to the Company in 1999 could result in the Company not having adequate cash resources to meet its operating and capital requirements prior to March 31, 2000. In the absence of a material change in the commercial relationship between CET and CNTS, the Company believes that CNTS will likely declare and pay a dividend in 1999 consistent with past practice. In addition, the Company is experiencing increased legal, accounting and administrative costs as a result of the dispute with Dr. Zelezny. See also Part II, Item 1 "Legal Proceedings" regarding related legal proceedings.

Romania

         The Company's interest in PRO TV is governed by a Cooperation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa, are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV and Acasa network. Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain fundamental financial and corporate matters the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required. The Company owns 49% of the equity of PRO TV, SRL which holds 20 of the 23 licenses for the stations which comprise the PRO TV and Acasa network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned by Messrs. Sarbu and Tiriac. In addition, in Romania, the Company owns 70% of each of Media Vision SRL ("Media Vision"), a production and dubbing company, and Video Vision International SRL ("Video Vision"), a post-production company.

Slovenia

         The Company's interest in POP TV and Gajba TV is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), forming Produkcija Plus d.o.o. ("Pro Plus"). Pro Plus provides programming to and sells advertising for the broadcast licenseholders MMTV and Tele 59 as well as additional affiliates. The Company currently owns 78% of the equity in Pro Plus, but has an effective economic interest of 85.5% as a result of its right to 33% of the profits of MMTV and 33% of the profits of Tele 59. Tele 59 currently owns a 21% equity interest in Pro Plus, and MMTV currently owns a 1% equity interest in Pro Plus. The Company owns 10% of the equity of each of Tele 59 and MMTV. Voting power and interests in profits of Pro Plus are equal to the partners' equity interests. All major decisions concerning the affairs of Pro Plus are made by the general meeting of partners and require a 70% affirmative vote. Certain fundamental financial and corporate matters require an 85% affirmative vote of the partners. The Company also owns a 20% interest in Meglic Telecom d.o.o. ("MTC") a cable operator in Ljubljana which owns a 67% economic interest in MMTV. In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia, which competes with POP TV (the "Kanal A Agreement"). There is currently an injunction in effect preventing the completion of the Kanal A Agreement. See Part II, Item 1 "Legal Proceedings".

Slovak Republic

         The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 (the "Slovak Agreement") between the Company and Markiza-Slovakia s.r.o. ("Markiza") forming Slovenska Televizna Spolocnost, s.r.o. ("STS"). Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49% voting interest and an 80% economic interest in STS. Markiza, which holds the television broadcast license, and STS have entered into an agreement under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 80% of the profits of STS, except that until the Company is repaid its capital contributions plus a priority return at the rate of 6% per annum on such capital contributions, 90% of the profits will be paid to the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees (two of whom have been named) of Markiza; however, all significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners. There is currently litigation pending with respect to the ownership of Markiza. See Part II, Item 1 "Legal Proceedings".

Ukraine

         The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova"), Ukraine Advertising Holding B.V. ("UAH") and International Media Services ("IMS"). UAH holds a 50% equity interest in Prioritet, a Ukrainian company engaged in advertising sales. Innova holds 100% of Intermedia, a Ukrainian company ("Intermedia"), which in turn holds a 30% equity interest in a separate Ukrainian company which holds the license to broadcast programming and sell advertising on UT-2 (the "UT-2 License"). Innova, IMS, Intermedia and Prioritet have entered into arrangements regarding the provision of programming and advertising sales services to Studio 1+1. Interests in profits of each entity in the Studio 1+1 Group are equal to equity interests held in such entities. All significant decisions of the entities in the Studio 1+1 Group are reserved for decision of the shareholders, requiring a majority vote (other than decisions of the shareholders of the Ukrainian company which holds the UT-2 broadcast license, which require a 75% vote). Certain fundamental corporate matters of these entities require 61% shareholder approval. See Part II, Item 1 "Legal Proceedings".

Hungary

         In Hungary, the Company owns a 99% equity interest in Budapesti Kommunikacios Rt ("TV3"), a television station distributing its signal via MMDS in Budapest and via satellite to cable systems throughout Hungary. The Company has the right to appoint all of the five members of the Board of Directors of TV3, all decisions of which require a simple majority. See Part II, Item 1 "Legal Proceedings" regarding litigation involving the Company's consortium Irisz TV. The Company wholly owns Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and duplication company.

2.       Summary of Significant Accounting Policies

         Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1998 audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 29, 1999. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of Nova TV, PRO TV, POP TV, Studio 1+1 (for the three months ended March 31, 1999 only), TV3, Videovox, Media Vision and Video Vision (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV and Studio 1+1 (for the three months ended March 31, 1998 only), (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying Consolidated financial statements using the equity method. In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 1998, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in all of the Company's financial statements.

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

Segment Data

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information (Note 4).

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

         The Company occasionally enters into forward foreign exchange contracts. No material impact is expected as a result of the adoption of SFAS No. 133 when it is applicable.

3.       Summary Financial Information for Unconsolidated Affiliates.

                                                 As of
                                  -------------------------------------
                                   March 31, 1999    December 31, 1998

             $000s
             ----
                                     Markiza TV         Markiza TV
                                   --------------     --------------

Current assets....................        14,219             17,863
Non-current assets................        21,986             26,682
Current liabilities...............       (16,634)           (17,703)
Non-current liabilities...........          (985)            (1,089)
                                   --------------     --------------
Net assets........................        18,586             25,753
                                   ==============     ==============


                                           For the three months ended,
                              --------------------------------------------------
                               March 31, 1999           March 31, 1998
                              ----------------         ----------------
           $000s                                                    Studio 1+1
           -----                 Markiza TV         Markiza TV         Group
                              ----------------   ----------------  ------------

Net revenues................        6,853              7,772          6,622
Operating (loss) income.....       (2,287)              (337)           265
Net profit (loss)...........       (4,397)               303            199

     The Company's share of losses in Unconsolidated Affiliates (after intercompany eliminations) for the three months ended March 31, 1999 was $3,178,000 for Markiza TV and $866,000 for certain of the Studio 1+1 Group entities.

4.    Segment Data

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Nova TV (Czech Republic), PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia), Studio 1+1 (Ukraine) and TV3 (Hungary). Each operating segment provides products and services as further described below.

         The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is provided. Summary information by segment as of and for the three months ended March 31, 1999 and 1998 is as follows:

                                                            SEGMENT FINANCIAL INFORMATION
                                                         For the three months ended March 31,
                                         ----------------------------------------------------------------------
                                                                       ($000s)
                                         ---------------------------------  -----------------------------------
                                                   Net Revenues                           EBITDA
                                         ---------------------------------  -----------------------------------
    Station                                    1999             1998               1999             1998
                                               ----             ----               ----             ----

    Nova TV...........................              20,833         20,080                5,823          8,140
    PRO TV ...........................               7,798          7,756              (2,012)        (2,461)
    POP TV ...........................               4,565          3,684                (444)        (1,515)
    TV3 ..............................               1,148          1,075              (1,665)        (2,529)




    Studio 1+1......................(1)              2,307              -                (995)              -
    Other Operations .................                 349          1,166                 (46)             66
                                         ------------------ --------------   ------------------ --------------
Total Consolidated Operations                       37,000         33,761                  661          1,701

    Studio 1+1........................                   -          6,622                    -            506
    Markiza TV .......................               6,853          7,772                (919)            729
                                         ------------------ --------------   ------------------ --------------
Total Unconsolidated Operations                      6,853         14,394                (919)          1,235

                                         ================== ==============   ================== ==============
Total Operations.....................               43,853         48,155                (258)          2,936
                                         ================== ==============   ================== ==============

Reconciliation to Consolidated Statements of Operations:

Consolidated Operations                                                                    661          1,701

    Intercompany elimination                                                               130            344
    Station depreciation                                                                (4,540)        (3,927)
    Corporate expenses                                                                  (9,227)        (9,719)

                                                                            ------------------ --------------
Operating loss from continuing operations                                              (12,976)       (11,601)
                                                                            ================== ==============

(1) Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues and EBITDA for 1999 differ by $1,337,000 and $576,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in
Item 2.

5.       Earnings Per Share

     The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

                                                          For the quarter ended March 31, 1999
                                                          ------------------------------------
                                                    Net Income       Common          Net Income Per
                                                    ----------       ------          --------------
                                                                     Shares           Common Share
                                                                     ------           ------------

Basic EPS
Net income attributable to common stock                 $12,088           25,656                $0.47
Effect of dilutive securities: stock options                  -               11                    -
                                                   -------------   --------------   ------------------

Diluted EPS
Net  income  attributable  to  common  stock  and
assumed option exercises.......................         $12,088           25,667                $0.47
                                                   =============   ==============   ==================


         Diluted EPS, for the three months ended March 31, 1998, does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive. Diluted EPS, for the three months ended March 31, 1999, excludes the effect of certain outstanding stock warrants and options as their inclusion would be anti-dilutive.

6.       Sale of Investment in MobilRom

         On March 18, 1999, the Company sold its interest in a Romanian mobile telephone company, MobilRom S.A. As a result of this transaction the Company realized a gain of $25,870,000. The impact of MobilRom S.A. on the Company's operating results for 1998 and 1999 was not material.

7.       Restructuring Charge

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs. Through the quarter ended March 31, 1999, there have been no significant changes to the restructuring plan.

         All payments related to this charge are expected to be finalized by the end of the third quarter 1999. As of March 31, 1999, $389,000 of restructuring charges remained in accrued liabilities.

8.       Commitments and Contingencies

Financial Commitments - Discontinued or Former Entities

         Beginning in 1993, 1A TV, the Company's former television station in Berlin, Germany, received investment grants in an aggregate amount of DM8,544,000 from a German public bank, to partially finance the development of the station. The grants were guaranteed by a wholly-owned German subsidiary of the Company. The grants were repayable if 1A TV did not fulfill certain conditions, including maintaining specified levels of employment for a five year period. As a result of the bankruptcy proceedings initiated by 1A TV, the German public bank had demanded repayment of the investment grants from 1A TV and the guarantor, plus interest at the rate of 6.0% per annum. In January 1998, the Company filed an appeal of the demand for repayment with the German public bank. In April 1999, the German public bank accepted the Company's proposal of DM500,000 ($276,000) as full settlement of all outstanding claims. This payment was made during April 1999.

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

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Czech Republic, Slovakia and Slovenia had the leading nationwide audience shares for 1998 and the first quarter of 1999 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1998 and the first quarter of 1999.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. The Company also engages in barter transactions in which its stations exchange commercial advertising time for goods and services. The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in television operations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. The Company has incurred and might in the future incur significant development expenses, including finding and negotiating with local partners, researching and preparing license applications, preparing business plans and conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses.

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

Selected Combined and Attributable Financial Information

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three months ended March 31, 1999 and 1998 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of certain entities, Markiza TV and Studio 1+1 (for the three months ended March 31, 1998 only) not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of March 31, 1999. The tables separate the results of the "Established Stations", which have national or nearly national coverage, from TV3, the Company's newest operation which reaches 41% of the Hungarian population.

         The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. See "Application of Accounting Principles". The following supplementary unaudited combined and attributable information includes certain financial information of Markiza TV and information of the unconsolidated entities of the Studio 1+1 Group on a line-by-line basis, similar to that of the Company's consolidated entities. Intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

         The Established Stations refer to Nova TV, PRO TV, POP TV, Markiza TV and Studio 1+1. Nova TV began operations in February 1994. PRO TV and POP TV began operations in December 1995, Markiza TV began operations in August 1996 and Studio 1+1 began to generate significant revenues during the second quarter of 1997. Other operations consist of Videovox, a Hungarian dubbing studio and duplication facility acquired by the Company in May 1996 and wholly-owned since May 1997. TV3 began operations in October 1997.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)

                                   (unaudited)

                                     ($000s)

                                                Three Months Ended March 31,
                                    ------------------------------------------------------------------------------------------
                                            Net Revenue                      EBITDA                  Broadcast Cash Flow
                                        1999           1998           1999           1998           1999           1998
                                        ----           ----           ----           ----           ----           ----
     Nova TV......................      20,833        20,080           5,823          8,140          3,363          6,828
     PRO TV.......................       7,798         7,756         (2,012)        (2,461)        (1,654)        (2,290)
     Markiza TV ..................       6,853         7,772           (919)            729          (885)          (392)
     POP TV.......................       4,565         3,684           (444)        (1,515)        (1,169)        (1,139)
     Studio 1+1...................       3,644         6,622         (1,571)            506        (1,372)          (272)
                                    -------------- -------------  -------------- -------------- -------------- --------------
Total Established Stations........      43,693        45,914             877          5,399        (1,717)          2,735
     TV3..........................       1,148         1,075         (1,665)        (2,529)        (1,690)        (4,203)
     Other Operations (2).........         349         1,166            (46)             66           (46)             66
                                    ============== =============  ============== ============== ============== ==============
Total combined operations.........      45,190        48,155           (834)          2,936        (3,453)        (1,402)
                                    ============== =============  ============== ============== ============== ==============




                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)


                                                      Three months Ended March 31,
                                           -----------------------------------------------------------------------------------------
                            Economic
                           Interest (3)           Net Revenue                       EBITDA                  Broadcast Cash Flow
                                           ---------------------------    ---------------------------    ---------------------------
                                              1999           1998            1999          1998            1999           1998
                                              ----           ----            ----          ----            ----           ----
     Nova TV................    99%          20,625         19,879           5,765         8,059           3,329          6,760
     PRO TV.................    66%           5,147          5,119         (1,328)       (1,624)         (1,092)        (1,511)
     Markiza TV ............    80%           5,482          6,218           (735)           583           (708)          (314)
     POP TV.................  85.5%           3,903          3,150           (380)       (1,295)           (999)          (974)
     Studio 1+1.............    60%           2,186          3,973           (943)           304           (823)          (163)
                                          -------------  -------------   ------------- -------------   -------------  -------------
Total Established Stations..                 37,343         38,339           2,379         6,027           (293)          3,798

     TV3 ...................    99%           1,137          1,064         (1,648)       (2,504)         (1,673)        (4,161)
     Other operations (2)      100%             349          1,166            (46)            66            (46)             66
                                          =============  =============   ============= =============   =============  =============
Total attributable operations                38,829         40,569             685         3,589         (2,012)          (297)
                                          =============  =============   ============= =============   =============  =============

------------------------
(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2)   Other operations include Videovox.

(3) Economic interest as of March 31, 1999. For comparison between the three months ended March 31, 1999 and the same period in 1998, all results in this table are pro forma as if such percentages had also been in place during the three months ended March 31, 1998

EBITDA

         The total combined EBITDA for the Established Stations decreased by $4,522,000 from $5,399,000 for the first quarter of 1998 to $877,000 for the first quarter of 1999. The decrease was attributable to a combined $6,042,000 decrease in the EBITDA of Nova TV, Markiza TV and Studio 1+1. POP TV and PRO TV recorded improvements in EBITDA of $1,071,000 and $449,000 respectively.

         Nova TV's EBITDA decreased by $2,317,000 to $5,823,000 for the first quarter of 1999 compared to $8,140,000 for the first quarter of 1999. An increase in net revenues of $753,000 was offset by an increase in production expenses and salary and benefits costs relating to managerial changes in connection with the dismissal of Dr. Zelezny. The increase in production expenses of $1,598,000 was due to an increase in the cost and in the number of hours produced.

         Studio 1+1 recorded EBITDA of negative $1,571,000 for the first quarter of 1999 compared to positive EBITDA of $506,000 for the first quarter of 1998. The lingering effects of the Russian financial crisis and a resulting "wait and see" approach to the advertising market by the advertising agencies led to a decrease in the net revenues of Studio 1+1 of $2,978,000. In response to the weak market conditions Studio 1+1 reduced its station expenses by $901,000 in the first quarter of 1999 compared to the first quarter of 1998.

         Markiza TV recorded negative EBITDA of $919,000 for the first quarter of 1999, compared to positive EBITDA of $729,000 in the first quarter of 1998. Net revenues decreased by $919,000, reflecting the current weak economic conditions in the Slovak Republic resulting from the economic reform measures implemented by the new government which took power in late 1998. Markiza TV recorded an increase of $729,000 in station expenses for the first quarter of 1999 compared to the first quarter of 1998. This increase was mainly due to an increase in amortization of programming and an increase in selling, general and administrative expenses.

         POP TV's EBITDA improved by $1,071,000 to negative $444,000 for the first quarter of 1999 compared to negative $1,515,000 for the first quarter of 1998. This increase was the result of strong revenue growth of $881,000, for the first quarter of 1999 compared to the same period last year. POP TV has been able to capitalize on the growth in the television advertising market in Slovenia. Station expenses for the first quarter of 1999 were slightly below those of the first quarter of 1998.

         PRO TV's EBITDA improved by $449,000 to negative $2,012,000 for the first quarter of 1999 compared to negative $2,461,000 for the first quarter of 1998. Net revenues increased by $42,000. This slight revenue growth reflects the continued slow pace of economic reform within Romania and the continuing effects of the Russian financial crisis on the Romanian economy. Station expenses for the first quarter of 1999 were $407,000 below those of the first quarter of 1998. This decrease is due to a reduction in production expenses and lower marketing costs.

         TV3 recorded negative EBITDA of $1,665,000 for the first quarter of 1999 compared to negative EBITDA of $2,529,000 for the first quarter of 1998. The

EBITDA improvement of $864,000 was due to an increase in net revenues of $73,000 and a $791,000 reduction in station expenses compared to the same period last year. The reduction in station expenses is due to lower programming amortization and reduced marketing expenses as TV3 focuses on becoming a niche channel.

         For the reasons described above total combined EBITDA decreased by $3,770,000 from $2,936,000 for the first quarter of 1998 to negative $834,000 for the first quarter of 1999.

Broadcast Cash Flow

         Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

Application of Accounting Principles

         The results of Markiza TV and Studio 1+1 (for the three months ended March 31, 1998 only) have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value. In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 1998, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in the Company's financial statements.

Foreign Currency Translation

         The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT"), Slovak korunas ("Sk"), Hungarian forints ("HUF") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including Nova TV, POP TV, Markiza TV, Videovox, TV3 and certain Studio 1+1 entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

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

                                                       Balance Sheet                       Income Statement
                                            ------------------------------------ --------------------------------------
                                               At           At                     Weighted average for the three
                                            March 31,   December 31,                    months ending March 31,
                                              1999         1998       %Change       1999         1998      % Change
                                              ----         ----       -------       ----         ----      --------
Czech koruna equivalent of $1.00              35.85         29.86     (20.1)%          33.49       34.43        2.7%
German mark equivalent of $1.00                1.81          1.67      (8.4)%           1.76        1.82        3.3%
Hungarian forint equivalent of $1.00         238.19        216.84      (9.8)%         225.43      209.06      (7.8)%
Romanian lei equivalent of $1.00             15,272        10,983     (39.1)%         12,520       8,222     (52.3)%
Slovak koruna equivalent of $1.00             41.86         36.91     (13.4)%          39.26       35.13     (11.8)%
Slovenian tolar equivalent of $1.00          177.71        161.20     (10.2)%         170.41      171.94        0.9%
Ukrainian hryvna equivalent of $1.00           3.94          3.43     (14.9)%           3.55        1.97     (80.2)%

         The Company's results of operations and financial position during the first quarter of 1999 were impacted by changes in foreign currency exchange rates since December 31, 1998.

         In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

         The Company's net revenues increased by $3,239,000, or 10%, to $37,000,000 for the first quarter of 1999 from $33,761,000 for the first quarter of 1998. The increase was attributable to increased net revenues at Nova TV, POP TV, TV3 and the addition of Studio 1+1 as a consolidated entity for the first quarter of 1999.

         POP TV's net revenues increased by $881,000, or 24%, to $4,565,000 mainly due to continued growth in the television advertising market in Slovenia.

         Total station operating costs and expenses increased by $5,558,000, or 19%, to $34,193,000 for the first quarter of 1999 from $28,635,000 for the first quarter of 1998. The increase in total station operating costs and expenses was primarily attributable to increases in operating costs and expenses at Nova TV, PRO TV and the addition of Studio 1+1 as a consolidated entity for the first quarter of 1999. Nova TV's operating costs and expenses increased by $2,357,000, or 19%, to $14,558,000 for the first quarter of 1999. Nova TV's operating costs and expenses rose primarily as a result of an increase in the cost and in the number of hours produced and, to a lesser extent, as a result of increased salary and benefit costs relating to managerial changes in connection with the dismissal of Dr. Zelezny. See "Czech Republic" below for a further discussion of Nova TV.

         PRO TV's operating costs and expenses increased by $951,000 or 12% to $9,225,000 for the first quarter of 1999. PRO TV's operating costs and expenses increased mainly due to an increase in programming amortization as a result of the second channel Acasa and a higher depreciation charge on the broadcast equipment needed to expand the signal reach.

         Station selling, general and administrative expenses decreased by $452,000, or 6%, to $6,556,000 for first quarter of 1999 from $7,008,000 for the first quarter of 1998. The decrease in station selling, general and administrative expenses was primarily attributable to decreases in the marketing expenses of POP TV and PRO TV. Station selling, general and administrative expenses decreased despite the inclusion of Studio 1+1 as a consolidated entity for the first quarter of 1999.

         Corporate operating costs and development expenses for the first quarter of 1999 and 1998 were $5,830,000 and $7,190,000, respectively, a decrease of $1,360,000, or 19%. This decrease was attributable to reduced development activity and lower corporate headcount.

         Amortization of goodwill and allowance for development costs increased by $868,000, or 34%, to $3,397,000 for the first quarter of 1999 from $2,529,000 for the first quarter of 1998. This increase was attributable to increased goodwill amortization associated with the consolidation of Studio 1+1.

         As a result of the above factors, the Company generated an operating loss of $12,976,000 for the first quarter of 1999 compared to an operating loss of $11,601,000 for the first quarter of 1998.

         Equity in loss of unconsolidated affiliates for the first quarter of 1999 was $4,044,000 compared to an equity in income of unconsolidated affiliates of $79,000 for the first quarter of 1998. The decrease of $4,123,000 is a result of Markiza TV recording a loss of $3,178,000 for the three months ended March 31, 1999 compared to a profit of $350,000 for the three months ended March 31, 1998. In addition, certain entities of the Studio 1+1 group which are not consolidated recorded a loss of $866,000 for the three months ended March 31, 1999.

         The Company recorded a gain of $25,870,000 on the sale of its interest in a Romanian mobile telephone company MobilRom S.A.

         Net interest and other income for the first quarter of 1999 was negative $3,713,000 compared to negative $4,413,000 for the first quarter of 1998. The difference of $700,000, or 16%, is due to a combination of reduced borrowings at all stations except for POP TV and increased interest on cash balances.

         The net foreign currency exchange gain of $8,622,000 for the first quarter of 1999 compared to a loss of $217,000 for the first quarter of 1998 was primarily attributable to the effect of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the Czech koruna debt funding for the additional CNTS purchase.

         Provision for income taxes was $1,649,000 for the first quarter of 1999 and $2,107,000 for the first quarter of 1998. The decrease was due to a decrease in CNTS's taxable income.

         Minority interest in income of consolidated subsidiaries was $22,000 for the first quarter of 1999 compared to a minority interest in loss of consolidated subsidiaries of $714,000 for the first quarter of 1998. This change was the result of changes in the profitability and, to a lesser extent, changes in ownership of the consolidated entities.

         As a result of these factors, CME's net income was $12,088,000 for the first quarter of 1999 compared to a net loss of $25,038,000 for the first quarter of 1998.

Czech Republic

         As discussed in Part I, Item 1 under the heading "Czech Republic" and
Part II, Item 1 "Legal Proceedings", the Company is involved in a pending dispute with Dr. Vladimir Zelezny regarding several matters, including Dr. Zelezny's actions as General Director and Executive of CNTS prior to his removal on April 19, 1999, Dr. Zelezny's actions under the 1997 share purchase agreement under which CME purchased an additional 5.8% interest in CNTS which is the subject of an arbitration claim filed by the Company, and the terms of the relationship between CNTS and CET. CET holds the television broadcast license in the Czech Republic utilized to broadcast Nova TV and Dr. Zelezny owns a 60% controlling interest in CET. Since April 19, 1999, Nova TV has continued to operate without interruption and there has been no material decrease in the station's advertising revenues. Management is reviewing Nova TV's operating costs and expenses, including recent increases in expenses related to local production, to determine whether such expenses can be reduced.

         Nova TV's net revenues were $20,833,000 for the three months ended March 31, 1999 and $108,826,000 for 1998, comprising 56% of the Company's consolidated net revenues for the three months ended March 31, 1999 and 60% of the Company's consolidated net revenues for 1998. Nova TV's EBITDA was $5,823,000 for the three months ended March 31, 1999 and $54,887,000 for 1998, while the Company's overall consolidated EBITDA was $661,000 for the three months ended March 31, 1999 and $44,796,000 for 1998. If the dispute with Dr. Zelezny is not resolved in a manner satisfactory to the Company or the commercial relationship between CNTS and CET is significally reduced or terminated as a result of this dispute, some or all of Nova TV's revenues may be lost, which would have a material adverse effect on the Company's results of operations.

Programming Commitments in Hungary

         Programming commitments were entered into in 1996 and 1997 in anticipation of the grant of a national license for Hungary. The Company was not granted a national license for Hungary and has been unable to enter into a partnership with the license winners. In light of TV3's distribution and audience share, the Company does not expect to be able to realize the full value of the program library. Accordingly, the Company took write-downs with regard to commitments for programming rights for TV3 totalling $21,289,000 during 1998. The Company currently estimates that it will take further write-downs of up to $7,593,000 with regard to future programming rights, of which approximately $2,129,000 is expected to be taken in the fourth quarter of 1999 and $5,464,000 is expected to be taken in 2000 as these obligations are incurred. Program rights acquired by the Company under license agreements, and the related obligations incurred, are recorded as assets and liabilities when the programming is available for use and the license period begins which is in accordance with SFAS No. 63. See Part II, Item 1, "Legal Proceedings".

Liquidity and Capital Resources

         Net cash used in operating activities was $9,283,000 in the three months ended March 31, 1999 compared to $13,768,000 for the three months ended March 31, 1998. The decrease in net cash used in operating activities of $4,485,000 was primarily due to improved working capital management and, on a basis which excludes the sale of MobilRom in 1999 and the discontinued operations in Poland in 1998, improved operating results.

         Net cash provided by investing activities was $30,281,000 in the three months ended March 31, 1999 compared to net cash used in investing activities of $27,982,000 for the three months ended March 31, 1998. The increase was primarily attributable to the proceeds received on the sale of the Company's interest in MobilRom S.A. and no investments during 1999 in discontinued operations.

         Net cash provided by financing activities for the three months ended March 31, 1999 was $1,213,000 compared to $1,584,000 for the three months ended March 31, 1998.

         On March 18, 1999, the Company sold its interest in a Romanian mobile telephone company, MobilRom S.A. As a result of this transaction the Company realized a gain in the first quarter of 1999 of approximately $25,800,000 and net cash proceeds of approximately $39,260,000.

         The Company had cash and cash equivalents of $62,726,000 at March 31, 1999 compared to $44,444,000 at December 31, 1998.

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

         On August 11, 1997, the Company purchased an indirect 5.8% interest in CNTS from certain of the partners of CET 21 (including Dr. Zelezny) for a purchase price of $28,537,000, to be paid in cash installments through February 15, 2000. As of March 31, 1999, the Company had paid $23,350,000 of the purchase price and the agreement provides that the Company is to make two further payments of $2,625,000 during 1999 and $2,562,000 during 2000. Each further payment is subject to increase to an amount equal to the value of such payment as if it had been invested in CME's Class A Common Stock at a purchase price of $23.375 per share. At March 31, 1999, no such increase has occurred because the trading price of the Company's Class A Common Stock has been less than $23.375 on the relevant measurement dates. The Company has filed an arbitration claim against Dr. Zelezny to recapture the portion of the purchase price previously paid and to extinguish the remaining payment obligation. (See Part II, Item 1 "Legal Proceedings").

         On August 1, 1996, the Company purchased CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at March 31, 1999 was Kc 590,080,000 ($16,460,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,186,000) during the period from May 1999 through May 2002, and Kc 37,580,000 ($1,048,000) in August 2002.

         On February 26, 1999, the Company entered into a $15,000,000 secured revolving Credit Facility with ING Bank N.V. (the "ING Facility"). The ING Facility is for a term of three years and the commitment level is to be reduced in four equal semi-annual instalments starting in June 2000. The ING Facility is secured by the assets of a wholly-owned subsidiary of the Company, which holds the Company's interest in CNTS, and will be repaid from the dividends of CNTS. The rate of interest charged on the ING Facility is based on the ratio of the Company's indebtedness to CNTS's broadcast cash flow and may range from 3.75% to 2.50% over United States dollar LIBOR. At March 31, 1999 the Company had no borrowings under this facility. The availability of the ING Facility is subject to the satisfaction of various conditions and a successful resolution of the Czech dispute. (See Part I, Item 1 "Czech Republic").

         The Company expects CNTS's future cash requirements to continue to be satisfied through operating cash flows and available borrowing facilities. However, as described below the borrowing facilities of CNTS are currently suspended. CNTS has a line of credit with CS Bank for up to Kc 250,000,000 ($6,974,000). This facility is secured by CNTS's equipment, vehicles and receivables. In October 1997, CNTS entered into a Kc 500,000,000 ($13,949,000) line of credit with ING Bank N.V. The line of credit may be drawn in Czech koruna, German marks or United States dollars. CNTS had borrowings of Kc 32,281,000 ($901,000) under the ING line of credit at March 31, 1999. In April 1999, CNTS was informed by CS Bank and ING Bank N.V. that the lines of credit were unavailable for further draw-down as a result of the current dispute between CNTS and CET (See Part 1, Item 1 "Czech Republic"). The unavailability of these facilities has had no material impact on CNTS's business to date.

         In June 1997 in connection with CNTS's acquisition of Nova TV's main studios and offices, CNTS assumed obligations under a loan from CS (the "CS Loan") secured by a mortgage on the studios and offices. The CS Loan provides for quarterly payments of Kc 16,500,000 ($460,000), plus interest equal to three month PRIBOR plus 1.0%, to be paid through December 1999. As of March 31, 1999, the outstanding balance under the CS Loan was Kc 43,500,000 ($1,214,000).

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As of March 31, 1999, the loan was fully drawn. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit which matures in June 2000. At March 31, 1999, $1,075,000 was outstanding under this facility. The second facility is a long-term loan for $4,000,000 which matures in December 2002. At March 31, 1999, $3,425,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles.

         TV3 has borrowings of HUF 244,125,000 ($1,025,000) from a local Hungarian bank. The loan matures in December 2000 and is secured by pledges of certain fixed assets of TV3. During the first quarter of 1999 the Company loaned $400,000 to TV3 and made approximately $1,102,000 in cash programming payments on behalf of TV3. In addition, the Company has cash programming payments due for TV3 in the amount $11,100,000, $4,567,000 and $4,567,000 for 1999, 2000 and 2001
respectively. It is anticipated that the Company will lend up to an additional $1,500,000 to TV3 throughout 1999.

         At March 31, 1999 Innova had borrowings of DM 669,000 ($370,000) on an overdraft facility from Dresdner bank. This facility is repayable on demand.

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

         Except for the Company's working capital requirements, the Company's future cash needs will depend on the Company's financial performance and its future acquisition and development decisions. The timing of the closing of the transaction with SBS as contemplated by the Reorganization Agreement will also affect the Company's future cash requirements. The Company is actively investing in its existing broadcast operations and might engage in the development of additional broadcast operations. The Company incurs certain expenses in identifying and pursuing broadcast opportunities before any investment decision is made. Subject to the events described in the next paragraph, in the event that the closing of the transaction with SBS as contemplated by the Reorganization Agreement does not occur later in 1999, the Company believes that its current cash balances, cash generated from CNTS and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations through March 31, 2000. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing.

         Dividends totaling $19,505,000 in 1998 and $7,972,000 in 1997 were paid by CNTS to the Company, comprising all dividends paid to the Company from its television operations during these periods. It is uncertain whether the ongoing dispute with Dr. Zelezny in the Czech Republic will result in a material reduction in dividends to be paid by CNTS to the Company in 1999. A material reduction in CNTS's dividend payments to the Company in 1999 could result in the Company not having adequate cash resources to meet its operating and capital requirements prior to March 31, 2000. In the absence of a material change in the commercial relationship between CET and CNTS, the Company believes that CNTS will likely declare and pay a dividend in 1999 consistent with past practice. In addition, the Company is experiencing increased legal, accounting and administrative costs as a result of the dispute with Dr. Zelezny.

Year 2000 Issue

         The "Year 2000 Issue" consists of computer programs and embedded technology in equipment defining years using the last two digits rather than all four digits of the applicable year and could result in the complete or partial failure of computer applications and equipment with embedded technology by or at the year 2000. The Company has established a Year 2000 compliance plan and timetable. A Committee chaired by the Company's Chief Executive Officer and comprised of technical personnel from each of the Company's television operations is overseeing the process.

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

Forward-looking Statements

         Statements made in Part I, Item 1 under the heading "Czech Republic", "Programming Commitments in Hungary" and "Liquidity and Capital Resources" regarding future investments in existing television broadcast operations, business strategies, commitments and the future need for additional funds from outside sources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates, including the continuing impact of the Russian financial crisis on the economies of these countries, and general market and economic conditions in these countries. Important factors with respect to discussions and negotiations described in Part 1, Item 1 "Czech Republic", include legal and regulatory conditions and developments in the Czech Republic. Important factors with respect to completion of the Company's Year 2000 compliance plan include the outcome of the Company's systems and equipment review and the extent to which Company and third party systems are found to be out of compliance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at March 31, 1999.

         On August 11, 1997, the Company purchased an indirect 5.8% interest in CNTS from certain of the partners of CET 21 (including Dr. Zelezny) for a purchase price of $28,537,000, to be paid in cash installments through February 15, 2000. As of March 31, 1999, the Company had paid $23,350,000 of the purchase price and the agreement provides that the Company is to make two further payments of $2,625,000 during 1999 and $2,562,000 during 2000. Each further payment is subject to increase to an amount equal to the value of such payment as if it had been invested in CME's Class A Common Stock at a purchase price of $23.375 per share. At March 31, 1999, no such increase has occurred because the trading price of the Company's Class A Common stock has been less than $23.375 on the relevant measurement dates. The Company has filed an arbitration claim against Dr. Zelezny to recapture the portion of the purchase price previously paid and to extinguish the remaining payment obligation. (See Part II, Item 1 "Legal Proceedings").

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings.

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,187,000 unpaid balance of the purchase price under the 1997 share purchase agreement. The arbitration will be held in Amsterdam, The Netherlands. In addition, the Company has filed an action for a preliminary injunction with the Regional Commercial Court in Prague, Czech Republic to attach certain assets of Dr. Zelezny that would likely be required to satisfy a judgment against Dr. Zelezny in the action before the International Chamber of Commerce Court of Arbitration.

         On April 26, 1999, CNTS filed an action for a preliminary injunction in the Regional Commercial Court in Prague, Czech Republic to invalidate 186 applications to transfer CNTS trademarks to CET that had been executed by Dr. Zelezny and to prohibit CET from using in its business name any designations identical or confusingly similar to CNTS trademarks. On May 4, 1999, a CET General Meeting voted to change the name of CET to TV Nova. As a result, CNTS amended its April 26, 1999 complaint to an action for tortious trademark infringement against CET. CME, which owns a 1.25% participation interest in CET, also filed an action in the Regional Commercial Court in Prague, Czech Republic requesting that the court rule that the May 4, 1999 CET General Meeting was not validly called because CME's representatives were not allowed to attend the General Meeting. The Company intends to take all appropriate legal actions to protect its legal rights in the Czech Republic.

         In August 1998, Gamatex Ltd., a Slovak company, asserted that it had obtained 100% ownership of Markiza-Slovakia s.r.o. through an auction process arising out of an unsatisfied claim against Markiza-Slovakia s.r.o. Markiza-Slovakia s.r.o. holds the Markiza TV broadcast license and owns a 51% voting interest in STS. In December 1998, the Regional Court of Bratislava removed Gamatex as the registered owner of Markiza. Following this decision, the General Meeting of STS in March 1999 approved the transfer of the 50.5% voting interest to the company Mirox s.r.o. ("Mirox"), a company owned by Dr. Pavol Rusko, the current General Director of STS. The transfer of the voting interest is pending registration. There was no material change in the economic interest in STS which will be owned 80% by the Company, 19.5% by Markiza and 0.5% by Mirox. A number of legal proceedings are still pending in the District Court of Bratislava and Regional Court of Bratislava in which the original owners of Markiza-Slovakia s.r.o. have claimed that Gamatex's ownership claims are not legally valid. STS has joined Markiza-Slovakia s.r.o. in a number of such proceedings, in particular proceedings to; (i) confirm the interests of the original owners of Markiza-Slovakia s.r.o.; (ii) declare invalid Markiza-Slovakia s.r.o. and STS shareholders' meetings called by Gamatex without proper notice; and (iii) declare invalid Gamatex's claim to ownership in Markiza-Slovakia s.r.o.

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia (the "Kanal A Agreement"). SBS claims to have certain rights to the equity of Kanal A pursuant to various agreements and has challenged the validity of the CME-Kanal A Agreement in a United Kingdom court. The Court has enjoined both SBS and the Company from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted a number of actions in courts in Slovenia to resolve these claims.

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

         In mid-1997, the Hungarian National Radio and Television Commission awarded two national television broadcast licenses to two consortia. The Company's consortium, IRISZ TV, was an unsuccessful bidder in the license tender process. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian National Radio and Television Commission and the two successful consortia, alleging that the Hungarian National Radio and Television Commission and the two successful consortia (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. On March 25, 1998, the Court denied IRISZ TV's claims. On May 8, 1998, IRISZ TV filed a notice of appeal with the Supreme Court of Hungary. In a decision released on February 22, 1999, the Supreme Court of Hungary reversed in part the decision of the trial court and ruled that the Hungarian National Radio and Television Commission acted illegally by (i) failing to exclude the bid of the consortium Magyar RTL Televizio Rt. ("RTL") which operates the channel RTL Klub, on grounds of invalidity arising from formal defects in the bid; (ii) entering into an agreement with RTL; and (iii) deviating from its own published guidelines in the bid evaluation process. The Supreme Court stated that the Hungarian Media Act requires the Hungarian National Radio and

Television Commission to terminate RTL's license agreements as a result of the Commission's illegal acts but stated that the Supreme Court could not issue a termination order because of the Commission's status as an administrative body of the state and that the legal consequences of the Commission's failure to abide by the Media Act are for the Hungarian Parliament to determine. In April 1999 the Hungarian National Radio and Television Commission filed a Supervisory request to the Supreme Court of Hungary stating that the decision of the Supreme Court exceeded the Plaintiff's request and that the decision has other procedural defects as well. The Supervisory request does not suspend the enforceability of the decision of the Supreme Court. The Hungarian National Radio and Television Commission recently publicly announced that it intends to request that the Constitutional Court of Hungary declare unconstitutional a provision of the Hungarian Media Act which the Supreme Court relied upon in part in its decision. On April 7, 1999, IRISZ TV requested that the Budapest Metropolitan Court order the Hungarian National Radio and Television Commission to enforce the Supreme Court's decision. On April 26, 1999, the Budapest Metropolitan Court dismissed IRISZ TV's request. IRISZ TV intends to take all appropriate legal actions to enforce the Supreme Court's decision or to seek other appropriate resolutions to this dispute.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.


Item 6.    Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.1 Amendment, dated as of December 8, 1998 to the Employment Agreement, dated as of November 21, 1997, by and between CME Development Corporation and John Schwallie

10.2 Amendment, dated as of December 8, 1998 to the Employment Agreement, dated as of November 21, 1997, by and between Central European Media Enterprises Ltd. and John Schwallie

27.01    Financial Data Schedule

b) No reports on Form 8-K were filed during the quarter ended March 31, 1999

                                     SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date: May 17, 1999                    /s/ Frederic T. Klinkhammer
                                       ---------------------------
                                       Frederic T. Klinkhammer
                                       Chief Executive Officer
                                       (Duly Authorized Officer)



 Date: May 17, 1999                    /s/ John A. Schwallie
                                       ---------------------
                                       John A. Schwallie
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX


10.1 Amendment, dated as of December 8, 1998 to the Employment Agreement, dated as of November 21, 1997, by and between CME Development Corporation and John Schwallie

10.2 Amendment, dated as of December 8, 1998 to the Employment Agreement, dated as of November 21, 1997, by and between Central European Media Enterprises Ltd. and John Schwallie

27.01    Financial Data Schedule