Form 10-Q
period 1999-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1999-08-16
CIK 925645

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                               Yes X   No   .
                                                  ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                       Outstanding as of August 6, 1999
    -----                                       --------------------------------

    Class A Common Stock, par value $.01                  18,506,849
    Class B Common Stock, par value $.01                  7,177,269

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        Consolidated Balance Sheets as at
                       June 30, 1999 and December 31, 1998
                           ($000s, except share data)


                                      ASSETS                                         June 30,    December 31
                                      ------                                           1999          1998
                                                                                    -----------  ------------
                                                                                    (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents....................................................     $58,248       $44,444
     Restricted cash..............................................................         408            67
     Accounts receivable (net of allowances of $2,545, $3,271)....................      29,074        41,237
     Program rights costs.........................................................      27,083        29,632
     Advances to affiliates.......................................................      16,404        11,058
     Other short-term assets......................................................      16,881        28,670
                                                                                    -----------  ------------
              Total current assets................................................     148,098       155,108

     Investments in unconsolidated affiliates.....................................      26,280        29,357
     Loans to affiliates..........................................................       4,877         9,514
     Property, plant and equipment (net of depreciation of $51,182, $50,477)......      58,490        66,282
     Program rights costs.........................................................      18,068        21,206
     License  costs and other  intangibles  (net of  amortization  of  $6,461,
      $6,813).....................................................................       5,614         6,502
     Goodwill (net of amortization of $41,609, $33,968)...........................      63,863        70,196
     Note receivable..............................................................      20,071        20,071
     Other assets.................................................................       5,753         7,230
                                                                                    -----------  ------------
              Total assets........................................................    $351,114      $385,466
                                                                                    ===========  ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities.....................................     $65,537       $69,187
     Duties and other taxes payable...............................................      11,817        11,722
     Income taxes payable.........................................................         491         1,157
     Current portion of credit facilities and obligations under capital leases....       8,879        10,313
     Investments payable..........................................................       5,188        12,281
     Advances from affiliates.....................................................       1,401         2,533
                                                                                    -----------  ------------
              Total current liabilities...........................................      93,313       107,193

     Deferred income taxes........................................................         134           302
     Long-term  portion of credit  facilities  and  obligations  under capital          18,131        23,296
     leases
     Investments payable..........................................................           -         2,563
     $100,000,000 9 3/8 % Senior Notes............................................      99,886        99,875
     DM 140,000,000 8 1/8 % Senior Notes..........................................      72,894        83,729
     Other Liabilities............................................................       3,357         2,099
     Minority interest in consolidated subsidiaries...............................         685           702

     COMMITMENTS AND CONTINGENCIES ...............................................

SHAREHOLDERS' EQUITY:
     Class A Common Stock, $0.01 par value: authorized:  100,000,000 shares at
     June 30, 1999 and December 31, 1998;  issued and  outstanding;  18,506,849
     at June 30, 1999 and 18,070,879 at December 31, 1998..........................        185           181
     Class B Common Stock, $0.01 par value: authorized:  15,000,0000 shares at
     June 30, 1999 and December  31, 1998 ; issued and  outstanding;  7,177,269
     at June 30, 1999 and 7,577,329 at December 31, 1998 ..........................         72            76
     Additional paid-in capital...................................................     356,385       356,378
     Accumulated deficit..........................................................   (279,772)     (288,348)
     Accumulated other comprehensive income.......................................    (14,156)       (2,580)
                                                                                    -----------  ------------

     Total shareholders' equity...................................................      62,714        65,707
                                                                                    -----------  ------------

     Total liabilities and shareholders' equity...................................    $351,114      $385,466
                                                                                    ===========  ============

                                    CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                                     Consolidated Statements of Operations
                                        ($000s, except per share data)


                                                              For the three months      For the six months
                                                                 ended June, 30           ended June, 30
                                                              ----------------------  ------------------------
                                                                 1999        1998       1999         1998
                                                                 ----        ----       ----         ----

Gross Revenues...............................................    $59,631    $70,226    $105,312      $113,692
Discounts and agency commissions.............................   (11,265)   (15,920)    (19,946)      (25,625)
                                                              -----------  ---------  ----------  ------------
Net revenues.................................................     48,366     54,306      85,366        88,067

STATION EXPENSES:

    Other operating costs and expenses.......................     18,363     18,470      38,399        35,183
    Amortization of programming rights.......................     10,085     19,345      19,703        27,340
    Depreciation   of   station   fixed   assets   and  other
    intangibles..............................................      5,254      4,003       9,795         7,930

                                                              -----------  ---------  ----------  ------------
    Total station operating costs and expenses...............     33,702     41,818      67,897        70,453
    Selling, general and administrative expenses.............      7,326      6,266      13,882        13,274

CORPORATE EXPENSES:

    Corporate operating costs and development expenses.......      3,809      6,213       9,639        13,403
    Amortization  of goodwill and allowance  for  development
    costs....................................................      2,418      8,478       5,815        11,007

    Restructuring charge (Note 7)                                      -      2,552           -         2,552
                                                              -----------  ---------  ----------  ------------
                                                                   6,227     17,243      15,454        26,962

Operating income/(loss)......................................      1,111   (11,021)    (11,867)      (22,622)

Equity in (loss)/income of unconsolidated affiliates (Note 3)      (345)      1,134     (4,390)         1,213
Gain on sale of investment (Note 6)                                    -          -      25,870             -
Net interest and other expense...............................    (3,341)    (3,502)     (7,054)       (8,773)
Foreign currency exchange gain/(loss), net ..................      2,994    (2,863)      11,617       (3,079)
                                                              -----------  ---------  ----------  ------------

Income/(loss)  before  provision for income  taxes,  minority
interest and discontinued operations.........................        419   (16,252)      14,176      (33,261)
Provision for income taxes...................................    (3,857)    (5,453)     (5,507)       (7,560)
                                                              -----------  ---------  ----------  ------------

(Loss)/income before minority interest and discontinued
operations...................................................    (3,438)   (21,705)       8,669      (40,821)
Minority interest in (income)/loss of consolidated affiliates       (71)      (103)        (93)           611
                                                              -----------  ---------  ----------  ------------

(Loss)/income from continuing operations.....................    (3,509)   (21,808)       8,576      (40,210)

Discontinued operations:
  Operating loss of discontinued operations..................          -    (6,823)           -      (13,458)

                                                              ===========  =========  ==========  ============
Net (loss)/income                                                (3,509)   (28,631)       8,576      (53,668)
                                                              ===========  =========  ==========  ============

PER SHARE DATA:
Net (loss)/income per share (Note 5):

    Continuing operations - Basic and diluted................     (0.14)     (0.91)        0.33        (1.67)
    Discontinued operations - Basic and diluted..............          -     (0.28)           -        (0.56)
                                                              ===========  =========  ==========  ============
      Net....................................................     (0.14)     (1.19)        0.33        (2.23)
                                                              ===========  =========  ==========  ============

Weighted average shares used in computing per share amounts:
    Basic....................................................     25,665     24,030      25,665        24,030
                                                              ===========  =========  ==========  ============
    Diluted..................................................     25,665     24,030      25,676        24,030
                                                              ===========  =========  ==========  ============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

            Consolidated Statements of Shareholders' Equity (Deficit)
                     For the six months ended June 30, 1999
                                     ($000s)
                                   (Unaudited)


                                                                                                  Accumulated
                                 Comprehensive   Class A     Class B                                 Other           Total
                                    Income        Common      Common     Capital     Accumulated  Comprehensive  Shareholders'
                                    (loss)        Stock       Stock      Surplus     Deficit(1)    Income(2)        equity
                                 -------------  ----------- ----------- -----------  ------------ -----------------------------

BALANCE, December 31, 1998                            $181         $76    $356,378    $(288,348)      $(2,580)         $65,707

Comprehensive income:
   Net income.................         $8,576                                              8,576                         8,576
   Other comprehensive
    income (loss):
   Unrealized translation
     adjustments                      (11,576)                                                        (11,576)         (11,576)
                                 -------------
Comprehensive income..........        $(3,000)
                                 =============

Stock issued:
   stock option plans.........                           4         (4)           7                                           7
                                                ----------- ----------- -----------  ------------ -----------------------------
BALANCE, June 30, 1999                                $185         $72    $356,385    $(279,772)     $(14,156)         $62,714
                                                =========== =========== ===========  ============ =============================


(1) Of the  accumulated  deficit  of  $279,772  at June 30,  1999,  $93,598  represents  accumulated  losses  in  unconsolidated affiliates.

(2) Represents foreign currency translation adjustments

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Cash Flows
                 For the Six months ended June 30, 1999 and 1998
                                     ($000s)
                                   (Unaudited)


                                                                                    For the six months ended
                                                                                            June 30,
                                                                                     1999            1998
                                                                                 -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss).............................................................          $8,576      $ (53,669)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss (income) of unconsolidated affiliates.....................           4,390         (1,213)
    Depreciation and amortization (excluding amortization of barter programs)          35,800          46,725
    Discontinued operations..................................................               -          13,458
    Gain on disposal of investment...........................................        (25,870)               -
    Minority interest in income (loss) of consolidated subsidiaries .........              93           (611)
    Foreign currency exchange (gain) loss, net...............................        (11,617)           3,079
    Accounts receivable......................................................           7,210           1,693
    Cash paid for program rights.............................................        (18,839)        (27,603)
    Advances to affiliates...................................................         (2,994)           3,435
    Other short-term assets..................................................           (836)           (203)
    Accounts payable and accrued liabilities.................................         (7,617)         (2,642)
    Income and other taxes payable...........................................           (211)         (3,163)
                                                                                 -------------  --------------
       Net cash used in operating activities.................................        (11,915)        (20,714)
                                                                                 -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in unconsolidated affiliates.................................               -         (1,152)
    Other Investments........................................................         (6,056)            (58)
    Investments in discontinued operations...................................               -        (19,888)
    Cash proceeds from sale of investment....................................         39,260               -
    Restricted cash..........................................................           (341)             508
    Acquisition of fixed assets..............................................         (4,639)         (7,527)
    Acquisition of minority interest.........................................               -         (6,480)
    Purchase of business, net of cash acquired...............................               -           (699)
    Loans and advances to affiliates.........................................               -           (139)
    Payments for license costs, other assets and intangibles.................             382         (1,062)
                                                                                 -------------  --------------
       Net cash provided by (used in) investing activities...................          28,606        (36,497)
                                                                                 -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Credit facilities and payments under capital leases......................         (2,442)             779
    Dividends paid to minority shareholders..................................               -           (984)
    Capital contributed by shareholders......................................               7           1,389
    Advances from affiliates.................................................          1,369               -
    Other long-term liabilities..............................................           (243)             447
                                                                                 -------------  --------------
       Net cash (used in) provided by financing activities...................         (1,309)           1,631
                                                                                 -------------  --------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                                          (1,578)             234
                                                                                 -------------  --------------
    Net increase (decrease) in cash and cash equivalents.....................          13,804        (55,346)
CASH AND CASH EQUIVALENTS, beginning of period...............................          44,444         104,490
                                                                                 -------------  --------------
CASH AND CASH EQUIVALENTS, end of period.....................................        $ 58,248        $ 49,144
                                                                                 =============  ==============


Supplemental information:

       Cash paid for interest................................................         $10,907         $10,740
                                                                                 =============  ==============

       Income Taxes..........................................................          $5,562          $8,649
                                                                                 =============  ==============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

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

         Business Combination Transaction In Progress

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

         The foregoing transaction is intended to be accounted for as a purchase, and to qualify as a reorganization under Section 368(a) of the Internal Revenue Code (and thus to be tax-free for U.S. tax purposes to the shareholders of CME). The closing of the transaction is subject to a number of conditions precedent, some of which are beyond the control of the Company, including the approval of the shareholders of SBS. Ronald S. Lauder, who controls approximately 71% of the vote of the Company's Common Stock, has entered into a Shareholders' Agreement with SBS whereby he has committed to vote his shares of Class A and Class B Common Stock in favor of the transaction. Certain members of SBS's management have entered into a Shareholder Agreement with the Company whereby they have agreed to vote their SBS shares in favor of the transaction. In the event that the transaction is not consummated, the Reorganization Agreement provides various rights to the Company and to SBS, depending upon the circumstances.

         There can be no assurance that the proposed transaction between SBS and CME will be consummated on the terms set forth in the Reorganization Agreement, or at all. In particular, recent developments relating to the Company's operations in the Czech

Republic, discussed below under Part I, Item 1 "Czech Republic" and Part II,
Item 1 "Legal Proceedings", have made it significantly less likely that the conditions precedent to the closing of the transaction will be satisfied. If such conditions are not satisfied (or waived) by December 31, 1999, the Reorganization Agreement may be terminated by either CME or SBS.

General

         Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service or operating companies which provide programming, advertising and other services to the licenseholding companies. References to Nova TV, POP TV, Gajba TV, PRO TV, Acasa, Markiza TV and Studio 1+1 in this report may be to either the license company or the service companies or both, as the case may be.

         The following table sets forth certain data regarding the Company's voting interest in each license and service company.



                                                                             CME                                CME
                                                                             ---                                ----
                              License                                       Voting    TV Services Company      Voting
                              -------                                       ------    -------------------      ------
Country                     Expiration         TV License Company          Interest                            Interest
-------                     ----------         ------------------          --------                            --------

Czech Republic...........  2005 (1)       CET.............................    1.25%  CNTS....................     99%
Romania..................  2002 -2006     Pro TV S.R.L....................      49%  MPI ....................     66%
                                          Media Pro S.R.L.................       0%
Slovenia.................  2003 -2007     Tele 59 ........................      10%  Pro Plus................     78%
                                          MMTV............................      10%
Slovak Republic..........  2007           Markiza-Slovakia s.r.o..........       0%  STS.....................     49%
Ukraine..................  2007           Studio 1+1......................      18%  Innova, IMS, UAH........     60%
                                                                                     Prioritet                    50% (2)

(1)      See "Czech Republic" below
(2)      50% interest owned by Ukraine Advertising Holding B.V. (UAH)

Discontinued Operations

         In December 1998, CME sold its interests in the TVN television operations in Poland. This transaction resulted in the treatment of these interests and related operations as discontinued operations for all periods presented in the accompanying financial statements. The accompanying financial statements for the second quarter of 1998 have been restated in order to reflect the Company's Polish operations as discontinued operations.

         Czech Republic

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"), with the remaining 1% voting and economic interest in CNTS held by CET 21, spol. s.r.o. ("CET"). CET holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Dr. Vladimir Zelezny, the former General Director of CNTS, purports to own a controlling 60% participation interest in CET. Recently he sought approval of the CET General Meeting to transfer his interests in

CET to another Czech company. Such a transfer requires the approval of the Czech Media Council. No application for such approval has been made at this time. CNTS is governed by a Memorandum of Association and Investment Agreement (the "Memorandum of Association"). The Company has the right to appoint five of the seven members of CNTS's Committee of Representatives. A representative of CET has certain delay and veto rights on non-economic programming matters related directly to the broadcast license.

         CNTS provides television programming and other services to CET, which broadcasts the Nova TV signal, pursuant to a Services Agreement with CET dated May 21, 1997 (the "Services Agreement"). In consideration for its activities under the Services Agreement, CNTS collects all of Nova TV's advertising and other revenues, and retains as compensation for its services the balance of those revenues net of Nova TV's operating expenses less CZK 100,000 ($2,800) per month payable to CET.

         On April 19, 1999, CNTS dismissed Dr. Zelezny from his position as Executive and General Director of CNTS, for taking actions that exceeded his authority, that breached his fiduciary duties and that were against the interests of CNTS. After an internal investigation, it was learned that Dr. Zelezny had executed an unlimited CNTS guarantee for the liabilities of a Czech television program acquisition company, AQS a.s. ("AQS"), without any authorization. The investigation also indicated that Dr. Zelezny had reassigned the program acquisition department of CNTS to AQS, notified international providers of television programming that AQS would replace CNTS as the program service provider to Nova TV, and taken other actions contrary to the interests of CNTS.

         CET, CNTS, CME and Dr. Vladimir Zelezny, the executive officer of CET, are engaged in an ongoing dispute with respect to the operations of Nova TV and the rights and obligations of each of CET and CNTS. On June 10, 1999, Dr. Zelezny announced that CET has reached an agreement with another Czech company to provide television services to CET and that CNTS would no longer be the exclusive provider of television services to CET for Nova TV. The Company believes that the Memorandum of Association, the Services Agreement and course of dealing over the life of Nova TV establish that CNTS is legally entitled to be the exclusive provider of television and related services to CET for Nova TV.

         In June 1999, the Media Commission of the Czech Parliament requested the Czech Media Council to provide its opinion regarding several issues related to the dispute, including whether CNTS is entitled to be the exclusive provider of television services to CET for Nova TV. On July 26, 1999, the Czech Media Council sent CNTS excerpts of its report to the Media Commission. In the excerpts of its report, the Media Council stated its view that the dispute between CET and CME was essentially of a commercial nature and, as long as Czech media laws were not violated, that the Media Council had no legal reason or right to intervene. The report referred to several possible risks of breaches of the Czech media laws arising from the dispute, including destabilization of the Czech media environment, and asked CET and CNTS to immediately cease their media campaigns and to inform the Media Council before August 15, 1999 of the steps taken to minimize risks of media law violations and towards settlement of the dispute. CNTS and CME responded to the Media Council that they will comply with the Media Council's request and have offered to recommence negotiations to resolve the disputes with Dr. Zelezny and CET. CNTS and CME, however, expressed their disagreement with the Media Council's characterization of the disputes as essentially commercial in nature, pointing out that the Media Council has been intimately involved in approving the structure of the legal relationships between CET and CNTS, and, in fact, mandated many of the contractual changes that gave rise to the current disputes. In response to CME's offer to immediately commence negotiations to resolve the disputes, counsel to CET wrote that the disputes were currently in litigation and indicated no interest in negotiation.

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Services Agreement due to CNTS's failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that CET would not utilize the services of CNTS for Nova TV in the future. As of the date of this filing, CET has continued to pre-empt all of CNTS's programming for Nova TV. CNTS believes that CET's withdrawal from the Services Agreement was not legally effective since CNTS did not materially breach the Services Agreement and that the Services Agreement therefore remains in effect. On August 9, 1999, CNTS filed a request for a preliminary injunction with the Regional Commercial Court in Prague to enjoin CET from entering into service relationships with other companies and requested the court to declare the Services Agreement to be in full force and effect. See
Part II, Item 1 "Legal Proceedings." In connection with CET's actions, CNTS and the Company requested the Czech Media Council to call an extraordinary meeting to address breaches of the Czech media laws and destabilization of the Czech media market, and to institute proceedings against CET for the revocation of the broadcast license. The next regular meeting of the Czech Media Council is scheduled for August 17, 1999.

         The Company believes that the recent actions by CET violate the Services Agreement and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws. If CNTS's operations continue to be interrupted, CNTS's advertising revenues will be disrupted or curtailed entirely, and CNTS's business operations could be suspended. CNTS's broadcast cash flow was $47,489,000 in 1998 while the Company's combined broadcast cash flow was $25,334,000 during that period. For the six month period ended June 30, 1999, CNTS's broadcast cash flow was $17,274,000 while the Company's combined broadcast cash flow was $13,650,000. For the six month period ended June 30, 1999, CNTS's net revenues were $48,496,000 while the Company's combined net revenues were $104,018,000. Any continued significant disruption of CNTS's operations and cash flows would have a material adverse effect on the Company and could result in its inability to meet its debt service and other financial obligations.

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

Slovenia

         The Company's interest in POP TV and Gajba TV is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), forming Produkcija Plus d.o.o. ("Pro Plus"). Pro Plus provides programming to and sells advertising for the broadcast licenseholders MMTV and Tele 59 as well as additional affiliates. The Company currently owns 78% of the equity in Pro Plus, but has an effective economic interest of 85.5% as a result of its right to 33% of the profits of MMTV and 33% of the profits of Tele 59. Tele 59 currently owns a 21% equity interest in Pro Plus, and MMTV currently owns a 1% equity interest in Pro Plus. The Company owns 10% of the equity of Tele 59 and a 10% direct equity interest in MMTV. The Company also owns a 20% equity interest in MTC Holding d.o.o. ("MTC") which owns the remaining 90% equity interest in MMTV. 76% of MTC's equity is being separately held by a Slovene person, in trust for the Company, until the Slovene media law is clarified or until the Company determines final ownership. Voting power and interests in profits of Pro Plus are equal to the partners' equity interests. All major decisions concerning the affairs of Pro Plus are made by the general meeting of partners and require a 70% affirmative vote. Certain fundamental financial and corporate matters require an 85% affirmative vote of the partners. In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia, which competes with POP TV (the "Kanal A Agreement"). There is currently an injunction in effect preventing the completion of the Kanal A Agreement. See Part II, Item 1 "Legal Proceedings".

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

Hungary

         In Hungary, the Company owns a 100% (increased from 99% in April 1999) equity interest in Budapesti Kommunikacios Rt ("TV3"), a television station distributing its signal via MMDS in Budapest and via satellite to cable systems throughout Hungary. The Company has the right to appoint all of the five members of the Board of Directors of TV3, all decisions of which require a simple majority. See Part II, Item 1 "Legal Proceedings" regarding litigation involving the Company's consortium Irisz TV. The Company wholly owns Videovox Studio Limited Liability Company ("Videovox"), a Hungarian dubbing and duplication company.

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

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of Nova TV, PRO TV, POP TV, Studio 1+1 (for the three and six months ended June 30, 1999 only), TV3, Videovox, Media Vision and Video Vision (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV and Studio 1+1 (for the three and six months ended June 30, 1998 only), (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying Consolidated financial statements using the equity method. In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in all of the Company's financial statements.

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

Segment Data

         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information (Note 4).

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

         Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", which was issued in June 1999, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after either December 31, 1997 and 1998, at the company's election.

         The Company occasionally enters into forward foreign exchange contracts. No material impact is expected as a result of the adoption of SFAS No. 133 when it is applicable.

3.       Summary Financial Information for Unconsolidated Affiliates.


                                                   As of
                                    ------------------------------------
                                     June 30, 1999    December 31, 1998
                                     --------------  ------------------
              $000s
              -----
                                       Markiza TV         Markiza TV
                                    ----------------  ------------------
Current assets......................       16,061             17,863
Non-current assets..................       20,378             26,682
Current liabilities.................      (17,393)           (17,703)
Non-current liabilities.............         (906)            (1,089)
                                             ----             ------
Net assets..........................       18,140             25,753
                                           ======             ======


                                             For the three months ended,
                                -------------------------------------------------------
                                  June 30, 1999               June 30, 1998
            $000s                                                        Studio 1+1
            -----                  Markiza TV           Markiza TV           Group
                                -----------------     -----------------  --------------
Net revenues........................        9,256             10,940          7,837
Operating income....................        1,003              2,357            628
Net income..........................          616              1,307            596


                                              For the six months ended,
                                -------------------------------------------------------
                                  June 30, 1999               June 30, 1998
            $000s                                                        Studio 1+1
            -----                  Markiza TV            Markiza TV           Group
                                -----------------      ----------------  --------------
Net revenues........................       16,109             18,712            14,459
Operating (loss)/income.............       (1,284)             2,043               893
Net (loss)/income...................       (3,781)             1,610               795

The Company's share of losses in Unconsolidated Affiliates (after intercompany eliminations) for the six months ended June 30, 1999 was $2,274,000 for Markiza TV and $2,116,000 for certain of the Studio 1+1 Group entities.

4. Segment Data

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Nova TV (Czech Republic), PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia), Studio 1+1 (Ukraine) and TV3 (Hungary). Each operating segment provides products and services as further described below.

         The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates, as well as programming write-offs at the corporate level for TV3 and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is provided. Summary information by segment as of and for the three and six months ended June 30, 1999 and 1998 is as follows:


                                                             SEGMENT FINANCIAL INFORMATION

                                                          For the three months ended June 30,
                                         ----------------------------------------------------------------------
                                                                        ($000s)
                                         ----------------------------------  ----------------------------------
                                                   Net Revenues                           EBITDA
                                         ----------------------------------  ----------------------------------
     Station                                   1999             1998                1999             1998
                                               ----             ----                ----             ----

     Nova TV...........................            $27,663        $32,196              $12,831         $17,890
     PRO TV ...........................              9,735         11,571                (128)           2,295
     POP TV ...........................              7,255          7,772                2,293           1,921
     TV3...............................(1)           1,164          1,505              (1,665)         (1,450)
     Studio 1+1........................(2)           2,120              -                (922)               -
     Other Operations .................                429          1,263                   73              38
                                         ------------------ --------------    -----------------  --------------
Total Consolidated Operations                       48,366         54,307               12,482          20,694

     Studio 1+1........................                  -          7,837                    -             889
     Markiza TV .......................              9,256         10,940                2,328           3,498
                                         ------------------ --------------    -----------------  --------------
Total Unconsolidated Operations                      9,256         18,777                2,328           4,387

                                         ================== ==============    =================  ==============
Total Operations.....................              $57,622        $73,084              $14,810         $25,081
                                         ================== ==============    =================  ==============


Reconciliation to Consolidated Statements of Operations:

Consolidated Operations                                                               $ 12,482         $20,694

     Intercompany elimination                                                              110             492
     Station depreciation                                                              (5,254)         (4,003)
     Corporate expenses                                                                (6,227)        (17,243)
     Programming write-off in TV3 (1)                                                        -        (10,961)


                                                                              =================  ==============
Operating income (loss) from continuing operations                                      $1,111       $(11,021)
                                                                              =================  ==============


(1) 1998 EBITDA is without the impact of the $10,961,000 write-down in the carrying value of capitalized costs of rights to program material.

(2) Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues and EBITDA for the second quarter of 1999 differ by $1,209,000 and $815,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.


                                                             SEGMENT FINANCIAL INFORMATION

                                                           For the six months ended June 30,
                                         ----------------------------------------------------------------------
                                                                        ($000s)
                                         ----------------------------------  ----------------------------------
                                                   Net Revenues                           EBITDA
                                         ----------------------------------  ----------------------------------
     Station                                     1999             1998                1999             1998
                                                 ----             ----                ----             ----

     Nova TV...........................            $48,496        $52,276              $18,654         $26,030
     PRO TV ...........................             17,533         19,327              (2,140)           (166)
     POP TV ...........................             11,819         11,456                1,848             405
     TV3.............................(1)             2,312          2,580              (3,330)         (3,979)
     Studio 1+1......................(2)             4,428              -              (1,917)               -
     Other Operations .................                778          2,428                   27             104
                                         ------------------ --------------    -----------------  --------------
Total Consolidated Operations                       85,366         88,067               13,142          22,394

     Studio 1+1........................                  -         14,459                    -           1,396
     Markiza TV .......................             16,109         18,712                1,410           4,227
                                         ------------------ --------------    -----------------  --------------
Total Unconsolidated Operations                     16,109         33,171                1,410           5,623

                                         ================== ==============    =================  ==============
Total Operations.....................             $101,475       $121,238              $14,552         $28,017
                                         ================== ==============    =================  ==============


Reconciliation to Consolidated Statements of Operations:

Consolidated Operations                                                                $13,142         $22,394

     Intercompany elimination                                                              240             838
     Station depreciation                                                              (9,795)         (7,930)
     Corporate expenses                                                               (15,454)        (26,962)
     Programming write-off in TV3 (1)                                                        -        (10,961)

                                                                              =================  ==============
Operating loss from continuing operations                                            $(11,867)       $(22,621)
                                                                              =================  ==============


(1) 1998 EBITDA is without the impact of the $10,961,000 write-down in the carrying value of capitalized costs of rights to program material.

(2) Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues and EBITDA for the first six months of 1999 differ by $2,543,000 and $1,391,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

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


                                                         For the three months ended June 30, 1999
                                                         ----------------------------------------

                                                      Net Loss           Common            Net Loss Per
                                                      --------           ------            ------------
                                                                         Shares            Common Share
                                                                         ------            ------------
Basic EPS
---------
Net (loss) attributable to common stock                 $(3,509)           25,665              $(0.14)
Effect of dilutive securities: stock options                   -                -                    -
                                                    -------------   --------------   ------------------

Diluted EPS
-----------
Net  (loss)   attributable  to  common  stock  and
assumed option exercises.......................         $(3,509)           25,665              $(0.14)
                                                    =============   ==============   ==================


                                                          For the six months ended June 30, 1999
                                                          --------------------------------------

                                                     Net Income           Common         Net Income Per
                                                     ----------           ------         --------------
                                                                          Shares           Common Share
                                                                          ------           ------------

Basic EPS
---------
Net income attributable to common stock                   $8,576           25,665                $0.33
Effect of dilutive securities: stock options                   -               11                    -
                                                    -------------   --------------   ------------------

Diluted EPS
-----------
Net  income   attributable  to  common  stock  and
assumed option exercises.......................           $8,576           25,676                $0.33
                                                    =============   ==============   ==================



         Diluted EPS, for the three and six months ended June 30, 1998 and for the three months ended June 30, 1999 does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive. Diluted EPS, for the six months ended June 30, 1999, excludes the effect of certain outstanding stock warrants and options as their inclusion would be anti-dilutive.

6.       Sale of Investment in MobilRom

         On March 18, 1999, the Company sold its interest in a Romanian mobile telephone company, MobilRom S.A. As a result of this transaction the Company realized a gain of $25,870,000. The impact of MobilRom S.A. on the Company's operating results for 1998 and 1999 was not material.

7.       Restructuring Charge

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs. During the six months ended June 30, 1999, there have been no significant changes to the restructuring plans.

         All payments related to this charge are expected to be finalized by the end of the third quarter 1999. As of June 30, 1999, $54,000 of restructuring charges remained in accrued liabilities.

8.       Subsequent Events

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Services Agreement due to CNTS's failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that CET would not utilize the services of CNTS for Nova TV in the future. As of the date of this filing, CET has continued to pre-empt all of CNTS's programming for Nova TV. CNTS believes that CET's withdrawal from the Services Agreement was not legally effective since CNTS did not materially breach the Services Agreement and that the Services Agreement therefore remains in effect. On August 9, 1999, CNTS filed a request for a preliminary injunction with the Regional Commercial Court in Prague to enjoin CET from entering into service relationships with other companies and requested the court to declare the Services Agreement to be in full force and effect. See
Part II, Item 1 "Legal Proceedings." In connection with CET's actions, CNTS and the Company requested the Czech Media Council to call an extraordinary meeting to address breaches of the Czech media laws and destabilization of the Czech media market, and to institute proceedings against CET for the revocation of the broadcast license. The next regular meeting of the Czech Media Council is scheduled for August 17, 1999.

         In connection with the current license dispute the Company is reviewing the $42,439,000 carrying value of goodwill associated with the CNTS operations. Depending on the outcome of the current dispute and its impact on the value of the CNTS operations the Company may have to write-down all or a portion of this value in future quarters. Programming rights in the amount of $15,892,000 may also need to be written down in the event that CNTS is unable to deliver programming to the public via a licensed broadcaster for any significant period of time.

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

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Czech Republic, the Slovak Republic and Slovenia had the leading nationwide audience shares for 1998 and the first six months of 1999 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1998 and the first six months of 1999.

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

         The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from Subsidiaries. To date, the only subsidiary to distribute dividends has been CNTS which is currently not broadcasting. See Part I, Item 1, Note 1 "Czech Republic". A prolonged interruption in the CNTS broadcasting signal would have a material adverse effect on the ability of CNTS to distribute dividends and consequently on the only internal source of cash available for corporate operating costs and development expenses. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its Subsidiaries operate. The Subsidiaries' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

           Selected Combined and Attributable Financial Information

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three and six months ended June 30, 1999 and 1998 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of certain entities, Markiza TV and Studio 1+1 (for the three and six months ended June 30, 1998 only) not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of June 30, 1999. The tables separate the results of the "Established Stations", which have national or nearly national coverage, from TV3, the Company's newest operation which reaches 41% of the Hungarian population.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)


                                               For the three months ended June 30,
                                    ------------------------------------------------------------------------------------------
                                            Net Revenue                      EBITDA                  Broadcast Cash Flow
                                    ----------------------------  -----------------------------  -----------------------------
                                        1999           1998           1999           1998            1999           1998
                                        ----           ----           ----           ----            ----           ----
     Nova TV......................      27,663         32,196         12,831         17,890          13,910        16,879
     PRO TV.......................       9,735         11,571          (128)          2,295             714         1,313
     Markiza TV ..................       9,256         10,940          2,328          3,498           2,847         4,764
     POP TV.......................       7,255          7,772          2,293          1,921           2,550           311
     Studio 1+1...................       3,328          7,837        (1,737)            889         (1,983)           245
                                    -------------- -------------- -------------- --------------  -------------- -------------
Total Established Stations........      57,237         70,316         15,587         26,493          18,038        23,512

     TV3.........................(2)     1,164          1,505        (1,665)        (1,450)         (1,007)       (4,224)
     Other Operations (3).........         429          1,263             73             38              73            38
                                    ============== ============== ============== ==============  ============== =============
Total combined operations.........      58,830         73,084         13,995         25,081          17,104        19,326
                                    ============== ============== ============== ==============  ============== =============




                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)


                                               For the three months ended June 30,
                                             ---------------------------------------------------------------------------------------
                              Economic
                              Interest              Net Revenue                      EBITDA                  Broadcast Cash Flow
                                 (4)
                                             ---------------------------    --------------------------    --------------------------
                                              1999           1998            1999          1998            1999           1998
                                              ----           ----            ----          ----            ----           ----
     Nova TV.....................99%          27,386        31,874          12,703         17,711          13,771        16,710
     PRO TV......................66%           6,425         7,637            (84)          1,515             471           867
     Markiza TV .................80%           7,405         8,752           1,862          2,798           2,278         3,811
     POP TV....................85.5%           6,203         6,645           1,961          1,642           2,180           266
     Studio 1+1..................60%           1,997         4,702          (1,042)           533         (1,190)           147
                                          -------------- -------------   ------------- --------------  -------------- -------------
Total Established Stations......              49,416        59,610          15,400         24,199          17,510        21,801

     TV3...................(2)  100%           1,164         1,505          (1,665)        (1,450)         (1,007)       (4,224)
     Other operations (3)                        429         1,263              73             38              73            38
                                          ============== =============   ============= ==============  ============== =============
Total attributable operations                 51,009        62,378          13,808         22,787          16,576        17,615
                                          ============== =============   ============= ==============  ============== =============

-------------
(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) 1998 EBITDA is without the impact of the $10,961,000 write-down of the carrying value of capitalized costs of rights to program material.

(3)   Other operations include Videovox.

(4) Economic interest as of June 30, 1999. For comparison between the three months ended June 30, 1999 and the same period in 1998, all results in this table are pro forma as if such percentages had also been in place during the three months ended June 30, 1998

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)

                                              For the six months ended June 30,
                                    ------------------------------------------------------------------------------------------
                                            Net Revenue                      EBITDA                  Broadcast Cash Flow
                                        1999           1998           1999           1998            1999           1998
                                        ----           ----           ----           ----            ----           ----
     Nova TV......................      48,496         52,276         18,654         26,030          17,274        23,706
     PRO TV.......................      17,533         19,327        (2,140)          (166)           (940)         (976)
     Markiza TV ..................      16,109         18,712          1,410          4,227           1,962         4,373
     POP TV.......................      11,819         11,456          1,848            405           1,380         (829)
     Studio 1+1...................       6,971         14,459        (3,308)          1,396         (3,355)          (27)
                                    -------------- -------------- -------------- --------------  -------------- -------------
Total Established Stations........     100,928        116,230         16,464         31,892          16,321        26,247

     TV3.......................(2)       2,312          2,580         (3,330)        (3,979)         (2,698)       (8,427)
     Other Operations (3).........         778          2,428             27            104              27           104
                                    ============== ============== ============== ==============  ============== =============
Total combined operations.........     104,018        121,238         13,161         28,017          13,650        17,924
                                    ============== ============== ============== ==============  ============== =============




                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)

                                                For the six months ended June 30,
                                             --------------------------------------------------------------------------------------
                              Economic
                              Interest (4)         Net Revenue                      EBITDA                  Broadcast Cash Flow
                                             ---------------------------    --------------------------    --------------------------
                                              1999           1998            1999          1998            1999           1998
                                              ----           ----            ----          ----            ----           ----
     Nova TV.....................99%          48,011        51,753          18,467         25,770          17,101        23,469
     PRO TV......................66%          11,572        12,756         (1,412)          (110)           (620)         (644)
     Markiza TV .................80%          12,887        14,970           1,128          3,382           1,570         3,498
     POP TV....................85.5%          10,105         9,795           1,580            346           1,180         (709)
     Studio 1+1..................60%           4,183         8,675         (1,985)            838         (2,013)          (16)
                                          -------------- -------------   ------------- --------------  -------------- -------------
Total Established Stations.......             86,758        97,949          17,778         30,226          17,218        25,598

     TV3...................(2)  100%           2,312         2,580          (3,330)        (3,979)         (2,698)       (8,427)
     Other operations (3)       100%             778         2,428              27            104              27           104
                                          ============== =============   ============= ==============  ============== =============
Total attributable operations                 89,848       102,957          14,475         26,351          14,547        17,275
                                          ============== =============   ============= ==============  ============== =============


(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) 1998 EBITDA is without the impact of the $10,961,000 write-down of the carrying value of capitalized costs of rights to program material.

(3)      Other operations include Videovox.

(4) Economic interest as of June 30, 1999. For comparison between the six months ended June 30, 1999 and the same period in 1998, all results in this table are pro forma as if such percentages had also been in place during the six months ended June 30, 1998

Combined EBITDA for the three months ended June 30, 1999 compared to the three months ended June 30, 1998

         The total combined EBITDA for the Established Stations decreased by $10,906,000 from $26,493,000 for the second quarter of 1998 to $15,587,000 for the second quarter of 1999. The decrease was attributable to a combined $11,278,000 decrease in the EBITDA of Nova TV, PRO TV, Markiza TV, and Studio 1+1. POP TV recorded an improvement in EBITDA of $372,000.

         A combination of weak economic conditions and US dollar strength adversely affected the US dollar net revenues in all of the Company's markets throughout the second quarter of 1999. In response to the economic conditions the Company's Established stations reduced station expenses in the second quarter of 1999 by $2,173,000 compared to the second quarter of 1998.

         Nova TV's EBITDA decreased by $5,059,000 to $12,831,000 for the second quarter of 1999 compared to $17,890,000 for the second quarter of 1998. This decrease was mainly due to a decrease in net revenues of $4,533,000 from $32,196,000 to $27,663,000 for the second quarter of 1999 compared to the second quarter of 1998 which reflects the current weak economic conditions. The remainder of the decrease in EBITDA is due to an increase in operating expenses of $526,000 for the second quarter of 1999 compared to the second quarter of 1998 due to higher public relations costs, legal costs and professional services in connection with the current license dispute between the Company's 99% owned subsidiary CNTS, and CET, the license holder for Nova TV, offset in part, by a reduction in operating costs and expenses and acquired programming costs compared to the second quarter of 1998.

         Studio 1+1 recorded EBITDA of negative $1,737,000 for the second quarter of 1999 compared to positive EBITDA of $889,000 for the second quarter of 1998. The economic situation in Ukraine has not improved since the beginning of the year and reluctance by companies to advertise has led to a decrease in second quarter 1999 net revenues from $7,837,000 to $3,328,000, a decrease of $4,509,000 or over 50%, compared to the second quarter of 1998. Studio 1+1 cut its station expenses by $1,883,000 in the second quarter of 1999 compared to the second quarter of 1998.

         PRO TV recorded EBITDA of negative $128,000 for the second quarter of 1999 compared to positive $2,295,000 for the second quarter of 1998. Net revenues decreased by $1,836,000. This decrease is a result of the slow pace of economic reform within Romania and the weak economic conditions. Station expenses for the second quarter of 1999 were $587,000 higher than those of the second quarter of 1998. This increase was mainly due to an increase in amortization of programming reflecting a higher rate of amortization expense.

         Markiza TV recorded EBITDA of $2,328,000 for the second quarter of 1999 compared to $3,498,000 for the second quarter of 1998. Net revenues decreased by $1,684,000 in US dollar terms largely as a result of the approximately 6% devaluation of the Slovak koruna in the second quarter of 1999. In local currency terms net revenues for the second quarter of 1999 were slightly higher than net revenues for the second quarter of 1998, despite the weak economic conditions. Markiza TV recorded a decrease of $514,000 in station expenses for the second quarter of 1999 compared to the second quarter of 1998. This decrease was mainly due to a decrease in amortization of programming and a decrease in selling, general and administrative expenses.

         POP TV's EBITDA improved by $372,000 to $2,293,000 for the second quarter of 1999 compared to $1,921,000 for the second quarter of 1998. Net revenues for the second quarter of 1999 were lower than the second quarter of 1998 as the strong growth seen in the first quarter of 1999 slowed. The improvement in EBITDA was a result of a $889,000 decrease in station operating expenses for the second quarter of 1999 compared to the second quarter of 1998. This decrease was mainly due to a decrease in other operating costs and expenses and a decrease in selling, general and administrative expenses.

         TV3 recorded negative EBITDA of $1,665,000 for the second quarter of 1999 compared to negative EBITDA of $1,450,000 for the second quarter of 1998. The EBITDA decrease was a result of a $341,000 decrease in net revenues partly offset by a slight reduction in station expenses.

         For the reasons described above total combined EBITDA decreased by $11,086,000 from $25,081,000 for the second quarter of 1998 to $13,995,000 for the second quarter of 1999.

Broadcast Cash Flow

         Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

Application of Accounting Principles

         The results of Markiza TV and Studio 1+1 (for the three and six months ended June 30, 1998 only) have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value. In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in the Company's financial statements.

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


                                                      Balance Sheet                       Income Statement
                                           ------------------------------------ --------------------------------------
                                              At          At                       Weighted average for the three
                                           June 30,  December 31,                      months ending June 30,
                                             1999        1998         %Change       1999         1998      % Change
                                             ----        ----         -------       ----         ----      --------

Czech koruna equivalent of $1.00             35.40         29.86     (18.6)%          34.67       33.70      (2.9)%
German mark equivalent of $1.00               1.91          1.67     (14.4)%           1.85        1.79      (3.4)%
Hungarian forint equivalent of $1.00        241.95        216.84     (11.6)%         232.05      212.49      (9.2)%
Romanian lei equivalent of $1.00            15,897        10,983     (44.7)%         13,881       8,372     (65.8)%
Slovak koruna equivalent of $1.00            43.77         36.91     (18.6)%          41.44       34.91     (18.7)%
Slovenian tolar equivalent of $1.00         187.88        161.20     (16.6)%         177.80      169.79      (4.7)%
Ukrainian hryvna equivalent of $1.00          3.98          3.43     (16.0)%           4.03        2.05     (96.6)%

         The Company's results of operations and financial position during the three and six months ended June 30, 1999 were impacted by changes in foreign currency exchange rates since December 31, 1998.

         In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

         The Company's net revenues decreased by $5,940,000, or 11%, to $48,366,000 for the second quarter of 1999 from $54,306,000 for the second quarter of 1998. The decrease was attributable to decreased net revenues in US dollar terms at all of the Company's stations. This reflects the current weak economic conditions in the Company's markets and also US dollar strength throughout the second quarter of 1999

         Total station operating costs and expenses decreased by $8,116,000, or 19%, to $33,702,000 for the second quarter of 1999 from $41,818,000 for the second quarter of 1998. The decrease in total station operating costs and expenses was primarily attributable to a decrease in amortization of programming rights. For the three months ended June 30, 1998 the Company took a write-down of $10,961,000 relating to TV3's programming library. No such write-down was recorded in the three months ended June 30, 1999 (see "Programming

Commitments in Hungary", below). Despite the inclusion of Studio 1+1 as a consolidated entity for the second quarter of 1999 other operating costs and expenses decreased by $107,000 as Nova TV, POP TV and PRO TV all recorded decreases in other operating costs and expenses.

         Station selling, general and administrative expenses increased by $1,060,000, or 17%, to $7,326,000 for second quarter of 1999 from $6,266,000 for the second quarter of 1998. The increase in station selling, general and administrative expenses was due, in part, to the inclusion of Studio 1+1 as a consolidated entity for the second quarter of 1999 offset by decreases in station selling, general and administrative expenses of PRO TV, POP TV and TV3. In addition, station selling, general and administrative expenses at Nova TV increased by $1,486,000 due to the increase in public relations, legal costs and professional services as a result of the current license dispute between CNTS and CET. See "Czech Republic" below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Corporate operating costs and development expenses for the second quarter of 1999 and 1998 were $3,809,000 and $6,213,000, respectively, a decrease of $2,404,000, or 39%. This decrease was attributable to reduced development activity and lower corporate headcount.

         Amortization of goodwill and allowance for development costs decreased by $6,060,000, or 71%, to $2,418,000 for the second quarter of 1999 from $8,478,000 for the second quarter of 1998. This decrease is due to the goodwill write-off for TV3 that was taken in the second quarter of 1998. In the second quarter of 1999 no such goodwill write-off was taken.

         In addition, in the second quarter of 1998 the Company recorded a restructuring charge of $2,552,000, of which $54,000 remains accrued on the balance sheet, based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. No such charge was taken in the second quarter of 1999.

         As a result of the above factors, the Company generated operating income of $1,111,000 for the second quarter of 1999 compared to an operating loss of $11,021,000 for the second quarter of 1998.

         Equity in loss of unconsolidated affiliates for the second quarter of 1999 was $345,000 compared to an equity in income of unconsolidated affiliates of $1,134,000 for the second quarter of 1999. The decrease of $1,479,000 is a result of Markiza TV recording a lower profit of $616,000 for the three months ended June 30, 1999 compared to a profit of $1,307,000 for the three months ended June 30, 1998. In addition, certain entities of the Studio 1+1 group which are not consolidated recorded a loss of $1,250,000 for the three months ended June 30, 1999.

         Net interest and other income (expense) for the second quarter of 1999 was negative $3,341,000 compared to negative $3,502,000 for the second quarter of 1998. The difference of $161,000, or 5%, is due to a combination of reduced borrowings at all stations except for POP TV and increased interest on cash balances.

         The net foreign currency exchange gain of $2,994,000 for the second quarter of 1999 compared to a loss of $2,863,000 for the second quarter of 1998 was primarily attributable to the effect of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the Czech koruna debt funding for the 1996 purchase by the Company of CS Bank's economic interest in CNTS.

         Provision for income taxes was $3,857,000 for the second quarter of 1999 and $5,453,000 for the second quarter of 1998. The decrease was primarily due to a decrease in CNTS's taxable income.

         Minority interest in income of consolidated subsidiaries was $71,000 for the second quarter of 1999 compared to a minority interest in income of consolidated subsidiaries of $103,000 for the second quarter of 1998. This change was the result of changes in the profitability and, to a lesser extent, changes in ownership of the consolidated entities.

         As a result of these factors, CME's net loss was $3,509,000 for the second quarter of 1999 compared to a net loss of $28,631,000 for the second quarter of 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

         The Company's net revenues decreased by $2,701,000, or 3%, to $85,366,000 for the first six months of 1999 from $88,067,000 for the first six months of 1998. The decrease is attributable to a reduction in net revenues in US dollar terms at all of the Company's stations with the exception of POP TV. This reduction is a reflection of the weak economic conditions and US dollar strength that has been evident throughout the first six months of 1999.

         Total station operating costs and expenses decreased by $2,556,000, or 4% to $67,897,000 for the first six months of 1999 from $70,453,000 for the same period in 1998. This decrease is mainly attributable to a $7,637,000 decrease in amortization of programming rights. During the first six months of 1998 the Company took a write-down of $10,961,000 relating to TV3's programming library; in the first six months of 1999 no such write-down was recorded (see "Programming Commitments in Hungary"). Other operating costs and expenses and depreciation of station fixed assets and other intangibles costs increased by $3,216,000 and $1,865,000, respectively, mainly due to the inclusion of Studio 1+1 as a consolidated entity for the first six months of 1999. In addition, other operating costs and expenses of Nova TV increased by $1,951,000 mainly due to increases in production expenses. Depreciation of station fixed assets increased at PRO TV by $826,000 as a result of a higher depreciation charge on the broadcast equipment needed to expand the signal reach.

         Station selling, general and administrative expenses increased by $608,000, or 5%, to $13,882,000 for the first half of 1999 from $13,274,000 for the first half of 1998. The increase was attributable to the inclusion of Studio 1+1 as a consolidated entity for the first six months of 1999 and an increase in station selling, general and administrative expenses of $1,925,000 at Nova TV. This increase was due to the increase in public relations, legal costs and professional services as a result of the current license dispute between CNTS and CET. See "Czech Republic" below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV, POP TV and TV3 all recorded decreases in station selling, general and administrative expenses for the first six months of 1999 mainly due to decreases in marketing expenses.

         Corporate operating costs and development expenses for the first six months of 1999 and 1998 were $9,639,000 and $13,403,000, respectively, a decrease of $3,764,000, or 28%. This decrease was attributable to reduced development activity and lower corporate headcount.

         Amortization of goodwill and allowance for development costs decreased by $5,192,000, or 47%, from $11,007,000 for the first six months of 1998 to $5,815,000 for the first six months of 1999. This decrease is attributable to the goodwill write-off for TV3 that was taken in the first six months of 1998. In the first six months of 1999 no such additional goodwill write-off was taken.

         As a result of the above factors, the Company generated an operating loss of $11,867,000 for the first six months of 1999 compared to an operating loss of $22,622,000 for the first six months of 1998.

         Equity in (loss)/income of unconsolidated affiliates decreased by $5,603,000, to a loss of $4,390,000 for the first six months of 1999 compared to equity in income of unconsolidated affiliates of $1,213,000 for the first six months of 1998. This is a result of Markiza TV and Studio 1+1 recording net losses for the first six months of 1999 compared to net income for the first six months of 1998.

         Gain on sale of investment relates to the sale by the Company of its interest in a Romanian mobile telephone company MobilRom S.A.

         Net interest and other income (expense) decreased by $861,000, or 11%, to negative $7,054,000 for the first six months of 1999 from negative $7,915,000 for the first six months of 1998. This decrease is due to a combination of reduced borrowings at all stations except POP TV and increased interest on cash balances.

         The net foreign currency exchange gain of $11,617,000 for the first six months of 1999 compared to a loss of $3,079,000 for the first six months of 1998 is primarily attributable to the effect of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the Czech koruna debt funding for the 1996 purchase by the Company of CS Bank's economic interest in CNTS.

         Provision for income taxes was $5,507,000 for the first six months of 1999 and $7,560,000 for the first six months of 1998. This decrease was due to a decrease in CNTS's taxable income.

         Minority interest in income of consolidated affiliates was $93,000 for the first half of 1999 compared to a minority interest in loss of consolidated affiliates of $611,000 for the first half of 1998. This change was the result of changes in the profitability and, to a lesser extent, changes in ownership of the consolidated entities.

         As a result of these factors the net income of the Company was $8,576,000 for the first six months of 1999 compared to a net loss of $53,668,000 for the first six months of 1998.

         Czech Republic

         As discussed in Part I, Item 1 under the heading "Czech Republic" and
Part II, Item 1 "Legal Proceedings", CNTS has not been broadcasting since August 5, 1999 and a continued interruption of the CNTS broadcasting signal will have a material adverse effect on the revenues of Nova TV and consequently on the Company's results of operations and could impair the Company's ability to meet its future obligations as they fall due. This interruption is a result of a pending dispute with Dr. Vladimir Zelezny regarding several matters, including Dr. Zelezny's actions as General Director and Executive of CNTS prior to his removal on April 19, 1999, Dr. Zelezny's actions under the 1997 share purchase agreement under which CME purchased an additional 5.8% interest in CNTS which is the subject of an arbitration claim filed by the Company, and the terms of the relationship between CNTS and CET. CET holds the television broadcast license in the Czech Republic utilized to broadcast Nova TV and Dr. Zelezny owns a purported 60% controlling interest in CET.

         Nova TV's net revenues were $48,496,000 for the six months ended June 30, 1999 and $108,826,000 for 1998, comprising 57% of the Company's consolidated net revenues for the six months ended June 30, 1999 and 60% of the Company's consolidated net revenues for 1998. Nova TV's EBITDA was $18,654,000 for the six months ended June 30, 1999 and $54,887,000 for 1998, while the Company's overall consolidated EBITDA was $13,142,000 for the six months ended June 30, 1999 and $44,796,000 for 1998.

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

Liquidity and Capital Resources

         Net cash used in operating activities was $11,915,000 in the six months ended June 30, 1999 compared to $20,714,000 for the six months ended June 30, 1998. The decrease in net cash used in operating activities of $8,799,000 was primarily due to improved working capital management and, on a basis which excludes the sale of MobilRom in 1999 and the discontinued operations in Poland in 1998, improved operating results.

         Net cash provided by investing activities was $28,606,000 in the six months ended June 30, 1999 compared to net cash used in investing activities of $36,497,000 for the six months ended June 30, 1998. The increase was primarily attributable to the proceeds received on the sale of the Company's interest in MobilRom S.A. and no investments during 1999 in discontinued operations.

         Net cash used in financing activities for the six months ended June
30, 1999 was $1,309,000 compared to net cash provided by financing activities of $1,631,000 for the six months ended June 30, 1998.

         On March 18, 1999, the Company sold its interest in a Romanian mobile telephone company, MobilRom S.A. As a result of this transaction the Company realized a gain in the first quarter of 1999 of approximately $25,800,000 and net cash proceeds of approximately $39,260,000.

         The Company had cash and cash equivalents of $58,248,000 at June 30, 1999 compared to $44,444,000 at December 31, 1998.

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

         On August 1, 1996, the Company purchased CS Bank's 22% economic interest and virtually all of CS Bank's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS Bank to finance 85% of the purchase price. The principal outstanding at June 30, 1999 was Kc 547,580,600 ($15,468,000). Quarterly
repayments on the loan are required in the amount Kc 42,500,000 ($1,201,000) during the period from May 1999 through May 2002, and Kc 37,580,600 ($1,062,000) in August 2002.

         On February 26, 1999, the Company entered into a $15,000,000 secured revolving Credit Facility with ING Bank N.V. (the "ING Facility"). The ING Facility is for a term of three years and the commitment level is to be reduced in four equal semi-annual instalments starting in June 2000. The ING Facility is secured by the assets of a wholly-owned subsidiary of the Company, which holds the Company's interest in CNTS, and will be repaid from the dividends of CNTS. The rate of interest charged on the ING Facility is based on the ratio of the Company's indebtedness to CNTS's broadcast cash flow and may range from 3.75% to 2.50% over United States dollar LIBOR. At June 30, 1999 the Company had no borrowings under this facility. The availability of the ING Facility is subject to the satisfaction of various conditions and a successful resolution of the Czech dispute. (See Part I, Item 1, Note 1 "Czech Republic").

         As described below, the borrowing facilities of CNTS are currently suspended. CNTS has a line of credit with CS Bank for up to Kc 250,000,000 ($7,062,000). This facility is secured by CNTS's equipment, vehicles and receivables. In October 1997, CNTS entered into a Kc 500,000,000 ($14,124,000) line of credit with ING Bank N.V. The line of credit may be drawn in Czech koruna, German marks or United States dollars. As at June 30, 1999 CNTS had borrowings of Kc 142,000 ($4,000) under this line of credit. In April 1999, CNTS was informed by CS Bank and ING Bank N.V. that the lines of credit were frozen as a result of the current license dispute between CNTS and CET (See Part 1, Item 1, Note 1 "Czech Republic"). The unavailability of these facilities has had no material impact on CNTS's business to date.

         In June 1997 in connection with CNTS's acquisition of Nova TV's main studios and offices, CNTS assumed obligations under a loan from CS (the "CS Loan") secured by a mortgage on the studios and offices. The CS Loan provides for quarterly payments of Kc 16,500,000 ($466,000), plus interest equal to three month PRIBOR plus 1.0%, to be paid through December 1999. As of June 30, 1999, the outstanding balance under the CS Loan was Kc 27,000,000 ($763,000).

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. This loan is fully drawn and is secured by the land, buildings and equipment of POP TV and is guaranteed by CME.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit which matures in June 2000. At June 30, 1999, $860,000 was outstanding under this facility. The second facility is a long-term loan for $4,000,000 which matures in December 2002. At June 30, 1999, $3,197,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles.

         TV3 has borrowings of HUF 209,250,000 ($865,000) from a local Hungarian bank. The loan matures in December 2000 and is secured by pledges of certain fixed assets of TV3. During the first six months of 1999 the Company loaned $1,000,000 to TV3 and made approximately $2,196,000 in cash programming payments on behalf of TV3. In addition, the Company has cash programming payments due for TV3 in the amount of $8,870,000, $4,567,000 and $4,567,000 for the remainder of 1999, 2000 and 2001 respectively. It is anticipated that the Company will lend up to an additional $1,000,000 to TV3 throughout 1999.

         At June 30, 1999 Innova had borrowings of DM 347,000 ($182,000) on an overdraft facility from Dresdner bank. This facility is repayable on demand.

         The laws under which CME's operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. As discussed above under the heading "Czech Republic", the continuing dispute between CNTS and CET will adversely affect the revenues of CNTS and consequently adversely affect CNTS's ability to make distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. In the case of TV3, the Company's voting interest is sufficient to compel the payment of dividends. There are no legal reserve requirements in Hungary.

         Except for the Company's working capital requirements, the Company's future cash needs will depend on the Company's financial performance and its future acquisition and development decisions. The timing of the closing of the transaction with SBS as contemplated by the Reorganization Agreement will also affect the Company's future cash requirements. The Company is actively investing in its existing broadcast operations and might engage in the development of additional broadcast operations. The Company incurs certain expenses in identifying and pursuing broadcast opportunities before any investment decision is made. Subject to the events described in the next paragraph, in the event that the closing of the transaction with SBS as contemplated by the Reorganization Agreement does not occur later in 1999, the Company believes that its current cash balances, cash generated from CNTS and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations through June 30, 2000. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing.

         Dividends totaling $19,505,000 in 1998 and $7,972,000 in 1997 were paid by CNTS to the Company, comprising all dividends paid to the Company from its television operations during these periods. The ongoing dispute with Dr. Zelezny in the Czech Republic may result in a material reduction or elimination of dividends to be paid by CNTS to the Company in 1999. A material reduction or elimination of CNTS's dividend payments to the Company in 1999 will result in the Company not having adequate cash resources to meet its operating and capital requirements prior to June 30, 2000.

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

         The Company has largely completed a systems and equipment review and work has begun on remedial action for the systems and equipment that were found to be non-compliant. Throughout the 3rd and 4th quarters of 1999 remedial work will continue and business continuity plans will be drawn up. In the most part, major suppliers and vendors have been contacted and contingencies made for those that indicated non-compliance. Further work with suppliers and vendors will ensue in the coming months.

         Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be immaterial. These costs are expected to be incurred primarily in 1999 and include third-party consultants, remediation of existing computer software and replacement and remediation of embedded chips. Such costs do not include internal management time, the effect of which is not expected to be material to the Company's results of operations or financial condition.

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

Forward-looking Statements

         Statements made in Part I, Item 1, Note 1 under the heading "Czech Republic", "Programming Commitments in Hungary" and under "Liquidity and Capital Resources" regarding future investments in existing television broadcast operations, business strategies, commitments and the future need for additional funds from outside sources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements.

Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates, including the continuing impact of the Russian financial crisis on the economies of these countries, and general market and economic conditions in these countries. Important factors with respect to discussions and negotiations described in Part 1, Item 1, Note 1 "Czech Republic", include legal and regulatory conditions and developments in the Czech Republic. Important factors with respect to completion of the Company's Year 2000 compliance plan include the outcome of the Company's systems and equipment review and the extent to which Company and third party systems are found to be out of compliance.

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

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at June 30, 1999.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement. The arbitration will be held in Amsterdam, The Netherlands.

         On April 26, 1999, CNTS filed an action for a preliminary injunction in the Regional Commercial Court in Prague, Czech Republic to invalidate 186 applications to transfer CNTS trademarks to CET that had been executed by Dr. Zelezny and to prohibit CET from using in its business name any designations identical or confusingly similar to CNTS trademarks. On May 4, 1999, a CET General Meeting voted to change the name of CET to TV Nova. As a result, CNTS amended its April 26, 1999 complaint to an action for tortious trademark infringement against CET. CME, which owns a 1.25% participation interest in CET, also filed a pending action in the Regional Commercial Court in Prague, Czech Republic requesting that the court rule that the May 4, 1999 CET General Meeting was not validly called because CME's representatives were not allowed to attend the General Meeting.

         In May 1999, CET filed an action with the Regional Commercial Court in Prague, requesting that the court declare the Services Agreement invalid for vagueness and other reasons. The action is pending.

         In June 1999, CNTS filed a request for a preliminary injunction against CET with the Regional Commercial Court in Prague seeking to have CET enjoined from entering into contractual relations with other providers of television services or advertising sales services, pursuant to the Memorandum of Association. CNTS's request for a preliminary injunction was rejected by the court in July 1999. CNTS has filed an appeal of the court's decision, which is pending.

         On June 28, 1999, the Regional Commercial Court in Prague issued a preliminary injunction at the request of CET ordering CNTS to refrain from interfering in television broadcast programming, and in particular, to refrain from inserting programming without the consent of CET. The court found that CET, as the license holder, was authorized to broadcast without interference of any third party. CET had accused CNTS of unauthorized insertion of certain advertisements into the Nova TV programming schedule. CNTS has appealed the order, which is pending.

         On June 30, 1999, CNTS filed an action with the Regional Commercial Court of Prague requesting that the court declare invalid an agreement between CET and another Czech company, Produkce, a.s. under which CET purported to transfer CET's 1% participation interest in CNTS to Produkce, a.s., since such transfer did not comply with the CNTS Memorandum of Association. The action is pending.

         On July 2, 1999, the Regional Commercial Court in Prague, Czech Republic issued a preliminary injunction ordering Dr. Zelezny to refrain from disposing or encumbering certain specified assets, including his purported 60% interest in CET, until the conclusion of the action before the International Chamber of Commerce Court of Arbitration. Dr. Zelezny has appealed the decision.

         On July 21, 1999, CME filed an application with the Regional Commercial Court in Prague seeking an additional preliminary order enjoining further efforts by Dr. Zelezny to transfer or encumber certain assets. This action is pending.

         On August 9, 1999, CNTS filed an action against CET in the Regional Commercial Court of Prague in which CNTS requested the court to declare the withdrawal of CET from the Services Agreement to be invalid and the Services Agreement to be in full force and effect, to issue an order prohibiting CET from entering into television or advertising service relationships with other companies since CNTS is entitled to provide such services to CET for Nova TV on an exclusive basis under the Services Agreement, and to issue an order compelling CET to broadcast programming supplied by CNTS on Nova TV.

         On August 9, 1999, the Regional Commercial Court in Prague issued a preliminary injunction ordering CET to abstain from producing or broadcasting three television programs previously produced by CNTS. These programs were broadcast by CET after August 5, 1999, when CET began direct broadcasting of Nova TV. The court ordered CET not to produce or broadcast these programs if they were produced by any entity other than CNTS. The court's decision was based upon CNTS's trademark registrations and copyrights of such programs, their formats, graphics and jingles.

         No assurances can be given regarding the outcome of these legal disputes, nor as to when they will be conclusively resolved.

         If an adverse ruling in one or more of the above described actions results in the continued interruption of CNTS's operations, CNTS's advertising revenues could be disrupted or curtailed entirely and CNTS's business operations could be suspended.

         In August 1998, Gamatex Ltd., a Slovak company, asserted that it had obtained 100% ownership of Markiza-Slovakia s.r.o. through an auction process arising out of an unsatisfied claim against Markiza-Slovakia s.r.o. Markiza-Slovakia s.r.o. holds the Markiza TV broadcast license and owns a 51% voting interest in STS. In December 1998, the Regional Court of Bratislava removed Gamatex as the registered owner of Markiza. Following this decision, the General Meeting of STS in March 1999 approved the transfer of the 50.5% voting interest to the company Mirox s.r.o. ("Mirox"), a company owned by Dr. Pavol Rusko, the current General Director of STS. The transfer of the voting interest is pending registration. There was no material change in the economic interest in STS which will be owned 80% by the Company, 19.5% by Markiza and 0.5% by Mirox. A number of legal proceedings are still pending in the District Court of Bratislava and Regional Court of Bratislava in which the original owners of Markiza-Slovakia s.r.o. have claimed that Gamatex's ownership claims are not legally valid. STS has materially supported Markiza-Slovakia s.r.o. in a number of such proceedings, in particular proceedings to; (i) confirm the interests of the original owners of Markiza-Slovakia s.r.o.; (ii) declare invalid Markiza-Slovakia s.r.o. and STS shareholders' meetings called by Gamatex without proper notice; and (iii) declare invalid Gamatex's claim to ownership in Markiza-Slovakia s.r.o.

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

         On April 30, 1997, Perekhid Media Enterprise Ltd. ("Perekhid") filed a complaint in the Supreme Court of New York County, State of New York, against CME and Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors. Perekhid alleged that the issuance of a license to the Studio 1+1 Group pursuant to which Studio 1+1 has been broadcasting programming on Ukrainian National Channel 2 ("UT-2"), constitutes a tortious interference by CME and Mr. Lauder with a Perekhid contract with the Ukrainian authorities for Perekhid to provide programming for and sell advertising time on UT-2. Perekhid's complaint sought compensatory damages of $250 million, punitive damages of $500 million, and an injunction against the Company and Mr. Lauder to prevent the continuation of the alleged conduct. On July 2, 1997, CME and Mr. Lauder filed a motion to dismiss the complaint. On April 8, 1998, the Court dismissed the complaint on grounds of forum non-conveniens. In June 1998, Perekhid filed a notice of appeal with the Court. Perekhid failed to proceed with such appeal within nine months from the date it filed the notice of appeal and as a result the appeal lapsed automatically in March 1999. On February 19, 1999, Atlantic Group Limited (formerly known as Perekhid Media Enterprise Ltd.) initiated proceedings against CME in the High Court in London, seeking $81,772,759 in damages. The proceedings are very similar in nature to those filed in New York. Atlantic Group Limited alleges that CME conspired with others to use unlawful means to procure the termination of Atlantic Group Limited's right to provide programming and advertising sales on UT-2. On March 17, 1999, CME issued a summons to dismiss the London proceedings on grounds inter alia, of forum non-conveniens. The summons is due to be heard in early December 1999.

         In mid-1997, the Hungarian National Radio and Television Commission awarded two national television broadcast licenses to two consortia. The Company's consortium, IRISZ TV, was an unsuccessful bidder in the license tender process. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian National Radio and Television Commission and the two successful consortia, alleging that the Hungarian National Radio and Television Commission and the two successful consortia (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. On March 25, 1998, the Court denied IRISZ TV's claims. On May 8, 1998, IRISZ TV filed a notice of appeal with the Supreme Court of Hungary. In a decision released on February 22, 1999, the Supreme Court of Hungary reversed in part the decision of the trial court and ruled that the Hungarian National Radio and Television Commission acted illegally by (i) failing to exclude the bid of the consortium Magyar RTL Televizio Rt. ("RTL") which operates the channel RTL Klub, on grounds of invalidity arising from formal defects in the bid; (ii) entering into an agreement with RTL; and (iii) deviating from its own published guidelines in the bid evaluation process. The Supreme Court stated that the Hungarian Media Act requires the Hungarian National Radio and Television Commission to terminate RTL's license agreements as a result of the Commission's illegal acts but stated that the Supreme Court could not issue a termination order because of the Commission's status as an administrative body of the state and that the legal consequences of the Commission's failure to abide by the Media Act are for the Hungarian Parliament to determine. In April 1999 the Hungarian National Radio and Television Commission filed a Supervisory request to the Supreme Court of Hungary stating that the decision of the Supreme Court exceeded the Plaintiff's request and that the decision has other procedural defects as well. The court hearing is due to be held in September 1999. The Supervisory request does not suspend the enforceability of the decision of the Supreme Court. The Hungarian National Radio and Television Commission recently publicly announced that it intends to request that the Constitutional Court of Hungary declare unconstitutional a provision of the Hungarian Media Act which the Supreme Court relied upon in part in its decision. On April 7, 1999, IRISZ TV requested that the Budapest Metropolitan Court order the Hungarian National Radio and Television Commission to enforce the Supreme Court's decision. On April 26, 1999, the Budapest Metropolitan Court dismissed IRISZ TV's request. IRISZ TV intends to take all appropriate legal actions to enforce the Supreme Court's decision or to seek other appropriate resolutions to this dispute.

         In April 1999, the Public Prosecutor of Budapest initiated a legal action for the judicial review of the registration of IRISZ TV Rt., and requested that the Budapest

Metropolitan Court invalidate the registration of IRISZ TV Rt. IRISZ TV Rt. believes that the registration of IRISZ TV is based on valid and effective legal procedures.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 6.  Exhibits and Reports on Form 8-K.

a)  The following exhibits are attached:

10.1 Agreement dated as of July 27, 1999, among CME Development Corporation, Central European Media Enterprises Ltd. and Michel Delloye

27.01         Financial Data Schedule

b)            A Form 8-K was filed on April 1, 1999. A Form 8-K was filed on
              June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 1999                         /s/ Frederic T. Klinkhammer
                                              ---------------------------

                                              Frederic T. Klinkhammer
                                              Chief Executive Officer
                                              (Duly Authorized Officer)

Date: August 16, 1999                         /s/ John A. Schwallie
                                              ---------------------

                                              John A. Schwallie
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

10.1 Agreement dated as of July 27, 1999, among CME Development Corporation, Central European Media Enterprises Ltd. and Michel Delloye

27.01         Financial Data Schedule