Form 10-Q
period 1999-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1999-11-15
CIK 925645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-24796

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
             (Exact name of registrant as specified in its charter)

                BERMUDA                                   N/A
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)


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

                              Yes X     No
                                 ---      ---
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                    Outstanding as of November 8, 1999
  -----                                    ----------------------------------

  Class A Common Stock, par value $.01                18,506,849
  Class B Common Stock, par value $.01                 7,177,269

================================================================================

                                     PART 1
                              FINANCIAL INFORMATION


Item 1. Financial Statements


                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        Consolidated Balance Sheets as at
                    September 30, 1999 and December 31, 1998
                           ($000s, except share data)

                                      ASSETS                                     September 30,    December 31,
                                      ------                                         1999             1998
                                                                                 -------------    ------------
                                                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents..................................................   $  41,370       $  43,354
     Restricted cash............................................................       1,192              67
     Accounts receivable (net of allowances of $4,221, $3,193)..................      11,461          39,846
     Program rights costs.......................................................      12,331          25,981
     Advances to affiliates.....................................................      16,514          10,837
     Other short-term assets....................................................      20,874          28,557
                                                                                   ---------       ---------
              Total current assets..............................................     103,742         148,642

     Investments in unconsolidated affiliates...................................      24,115          29,357
     Loans to affiliates........................................................       4,863           9,514
     Property, plant and equipment (net of depreciation of $54,876, $49,292)....      54,514          61,926
     Program rights costs.......................................................      12,323          21,206
     License costs and other intangibles (net of amortization of $3,073,
       $6,705)..................................................................       3,065           6,365
     Goodwill (net of amortization of $77,640, $27,504).........................      20,414          70,196
     Note receivable............................................................      20,071          20,071
     Deferred tax asset.........................................................         175               -
     Other assets...............................................................       5,481           7,230
                                                                                   ---------       ---------
              Total assets......................................................   $ 248,763       $ 374,507
                                                                                   =========       =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
     Net liabilities of discontinued operations.................................   $       -       $   3,183
     Accounts payable and accrued liabilities...................................      50,129          57,269
     Duties and other taxes payable.............................................      12,304          11,541
     Income taxes payable.......................................................         876           1,157
     Current portion of credit facilities and obligations under capital leases..       6,765           9,670
     Investments payable........................................................       5,188          12,281
     Advances from affiliates...................................................         875           2,533
                                                                                   ---------       ---------
              Total current liabilities.........................................      76,137          97,634

     Deferred income taxes......................................................           -             302
     Long-term portion of credit facilities and obligations under capital
       leases...................................................................      17,468          22,049
     Investments payable........................................................           -           2,563
     $100,000,000 9 3/8% Senior Notes...........................................      99,892          99,875
     DM 140,000,000 8 1/8% Senior Notes.........................................      76,321          83,729
     Other Liabilities..........................................................       4,580           1,946
     Minority interest in consolidated subsidiaries.............................         589             702

     COMMITMENTS AND CONTINGENCIES..............................................

SHAREHOLDERS' EQUITY:
     Class A Common Stock, $0.01 par value: authorized:100,000,000 shares at
       September 30, 1999 and December 31, 1998; issued and outstanding;
       18,506,849 at September 30, 1999 and 18,070,879 at December 31, 1998.....         185             181
     Class B Common Stock, $0.01 par value: authorized: 15,000,0000 shares at
       September 30, 1999 and December 31, 1999, issued and outstanding:
       7,177,269 at: September 30, 1999 and 7,577,329 at December 31, 1998......          72              76
     Additional paid-in capital.................................................     356,385         356,378
     Accumulated deficit........................................................    (371,717)       (288,348)
     Accumulated other comprehensive income.....................................     (11,149)         (2,580)
                                                                                   ---------       ---------

     Total shareholders' (deficit) equity.......................................     (26,224)         65,707
                                                                                   ---------       ---------

     Total liabilities and shareholders' equity.................................   $ 248,763       $ 374,507
                                                                                   =========       =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Operations
                         ($000s, except per share data)
                                   (Unaudited)


                                                                For the three months      For the nine months
                                                                 ended September 30,      ended September 30,
                                                                ---------------------   -----------------------
                                                                  1999          1998       1999          1998
                                                                  ----          ----       ----          ----
Gross Revenues...............................................   $ 22,072     $ 38,988   $ 123,784     $ 147,767
Discounts and agency commissions.............................     (4,534)      (9,873)    (23,964)      (34,772)
                                                                --------     --------   ---------     ---------
Net revenues.................................................     17,538       29,115      99,820       112,995

STATION EXPENSES:
    Other operating costs and expenses.......................     12,264       16,715      48,586        49,216
    Amortization of programming rights.......................     28,730        6,507      45,321        19,971
    Depreciation of station fixed assets and other
      intangibles............................................      6,509        4,011      15,996        11,592
                                                                --------     --------   ---------     ---------
    Total station operating costs and expenses...............     47,503       27,233     109,903        80,779
    Selling, general and administrative expenses.............      8,947        7,017      21,645        18,594

CORPORATE EXPENSES:
    Corporate operating costs and development expenses.......      5,106        5,000      14,745        18,403
    Amortization of goodwill and allowance for development
      costs..................................................     42,857        2,311      48,672         7,115
    Restructuring charge (Note 7.............................          -            -           -         2,552
                                                                --------     --------   ---------     ---------
                                                                  47,963        7,311      63,417        28,070

Operating loss...............................................    (86,875)     (12,446)    (95,145)      (14,448)

Equity in loss of unconsolidated affiliates (Note 3).........     (2,846)      (1,793)     (7,236)         (580)
Gain on sale of investment (Note 6)..........................          -            -      25,870             -
Net interest and other expense...............................     (3,206)      (5,203)    (10,137)      (13,524)
Foreign currency exchange (loss)/gain, net ..................     (4,266)      (5,154)      8,711        (6,944)

Other income (Note 8)........................................      8,250            -       8,250             -
                                                                --------     --------   ---------     ---------
Loss before provision for income taxes, minority interest
  and discontinued operations................................    (88,943)     (24,596)    (69,687)      (35,496)
Recovery of/(provision for) income taxes.....................      1,572         (866)     (3,935)       (8,426)
                                                                --------     --------   ---------     ---------

Loss before minority interest and discontinued operations....    (87,371)     (25,462)    (73,622)      (43,922)
Minority interest in loss/(income) of consolidated
  affiliates.................................................        296          (19)        203           592
                                                                --------     --------   ---------     ---------

Loss from continuing operations..............................    (87,075)     (25,481)    (73,419)      (43,330)

Discontinued operations:
  Operating loss of discontinued operations (Hungary)........     (2,957)      (6,209)     (8,037)      (28,700)
  Loss on disposal of discontinued operations (Hungary)......     (1,913)           -      (1,913)            -
  Operating loss on discontinued operations (Poland).........          -       (3,338)          -       (16,667)
                                                                ========     ========   =========     =========
Net loss.....................................................    (91,945)     (35,028)    (83,369)      (88,697)
                                                                ========     ========   =========     =========

PER SHARE DATA:
Net loss per share (Note 5):
    Continuing operations - Basic and diluted................      (3.39)       (1.06)      (2.86)        (1.80)
    Discontinued operations - Basic and diluted..............      (0.19)       (0.40)      (0.39)        (1.89)
                                                                ========     ========   =========     =========
      Net....................................................      (3.58)       (1.46)      (3.25)        (3.69)
                                                                ========     ========   =========     =========

Weighted average shares used in computing per share amounts:
    Basic....................................................     25,674       24,063      25,674        24,063
                                                                ========     ========   =========     =========
    Diluted..................................................     25,674       24,063      25,674        24,063
                                                                ========     ========   =========     =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

            Consolidated Statements of Shareholders' Equity (Deficit)
                  For the nine months ended September 30, 1999
                                     ($000s)
                                   (Unaudited)



                                                                                                  Accumulated
                                 Comprehensive   Class A     Class B                                 Other            Total
                                    Income        Common      Common     Capital     Accumulated  Comprehensive   Shareholders'
                                    (loss)        Stock       Stock      Surplus     Deficit(1)    Income(2)     equity (deficit)
                                 -------------  ----------- ----------- -----------  ------------ -------------------------------
BALANCE, December 31, 1998                            $181         $76    $356,378    $(288,348)      $(2,580)        $ 65,707

Comprehensive loss:
   Net loss...................      $(83,369)                                         $ (83,369)                      $(83,369)
   Other comprehensive loss:
   Unrealized translation
     adjustments..............        (8,569)            -                       -                     (8,569)          (8,569)
                                 -----------
Comprehensive loss............      $(91,938)
                                 ===========

Stock issued:
   stock option plans.........                           4         (4)           7                                           7
                                                  --------    --------    --------    ---------     ---------        ---------
BALANCE, September 30, 1999                           $185         $72    $356,385    $(371,717)     $(11,149)        $(26,224)
                                                  ========    ========    ========    =========     =========        =========


(1) Of the accumulated deficit of $371,717 at September 30, 1999, $96,444 represents accumulated losses in unconsolidated affiliates.

(2) Represents foreign currency translation adjustments

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1999 and 1998
                                    ($000s)
                                  (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                     1999            1998
                                                                                 -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net
loss........................................................................    $(83,369)       $(88,697)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of unconsolidated affiliates..............................      7,236             580
    Depreciation and amortization (excluding amortization of barter programs)    112,924          39,757
    Discontinued operations..................................................      9,950          45,367
    Gain on disposal of investment...........................................    (25,870)             -
    Minority interest in loss of consolidated subsidiaries ..................       (203)           (592)
    Foreign currency exchange (gain) loss, net...............................     (8,711)          6,944
    Accounts receivable......................................................     22,949          13,795
    Cash paid for program rights.............................................    (22,122)        (21,775)
    Advances to affiliates...................................................     (3,083)          3,714
    Other short-term assets...................................................     3,777          (3,949)
    Accounts payable and accrued liabilities.................................    (11,053)         (6,820)
    Income and other taxes payable...........................................        413          (2,563)
                                                                               -------------  --------------
       Net cash provided by (used in) operating activities...................      2,838         (14,239)
                                                                               -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investments in unconsolidated affiliates.................................           -          (1,200)
    Other Investments........................................................      (6,056)            (58)
    Investments in discontinued operations...................................      (8,891)        (34,475)
    Cash proceeds from sale of investment....................................      23,950               -
    Restricted cash..........................................................      (1,125)            526
    Acquisition of fixed assets..............................................      (7,262)         (9,563)
    Acquisition of minority interest.........................................           -          (9,930)
    Loans and advances to affiliates.........................................           -            (716)
    Payments for license costs, other assets and intangibles.................        (196)         (1,759)
                                                                                -------------  --------------
       Net cash provided by (used in) investing activities...................         420         (57,175)
                                                                                -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Credit facilities and payments under capital leases......................      (4,877)         (2,693)
    Dividends paid to minority shareholders..................................           -          (2,386)
    Capital contributed by shareholders......................................           7           1,509
    Advances from affiliates.................................................         883               -
    Other long-term liabilities..............................................         (53)              -
                                                                                -------------  --------------
       Net cash (used in) financing activities...............................      (4,040)         (3,570)
                                                                                -------------  --------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                                       (1,202)          1,324
                                                                                -------------  --------------
    Net decrease in cash and cash equivalents................................      (1,984)        (73,660)
CASH AND CASH EQUIVALENTS, beginning of period...............................      43,354         103,772
                                                                                -------------  --------------
CASH AND CASH EQUIVALENTS, end of period.....................................     $41,370         $30,112
                                                                                =============  ==============

Supplemental information:

       Cash paid forinterest................................................      $18,913         $18,603
                                                                                 =============  ==============
       Income Taxes..........................................................     $   93         $ 12,647
                                                                                 =============  ==============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   Notes to Consolidated Financial Statements
                               September 30, 1999


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

Termination of Business Combination Transaction and Asset Sale

         On September 28, 1999, the Company announced that the Reorganization Agreement dated March 29, 1999 between the Company and SBS Broadcasting S.A. ("SBS"), (the "Reorganization Agreement") had been mutually terminated. Under the Reorganization Agreement, pursuant to a number of transactions, SBS would have acquired all the assets and assumed all the liabilities of the Company, and each holder of Common Stock of the Company would have received 0.5 shares of SBS Common Stock for each share of Common Stock of the Company owned by such holder. In connection with the termination of the Reorganization Agreement, the Company received $8,250,000 as a termination fee from SBS, which is included in other income in the accompanying Consolidated Statement of Operations.

         In addition, the Company agreed to sell substantially all of its Hungarian operations to SBS for approximately $18,000,000 to be received in the form of SBS assuming substantially all of the Company's obligations to program suppliers for the Hungarian region. In Slovenia, the Company agreed to withdraw all pending litigation against SBS and to assign to SBS all claims against the former owners and operators of Kanal A, in exchange for an option to acquire for $12,250,000 an unencumbered 80% voting and economic interest in Kanal A. The option will be exercisable until the earlier of June 30, 2001 and six months from the date SBS confirms that it has the ability to transfer such interest to the Company. These transactions have not yet been consummated, and the Company and SBS are negotiating the final terms to implement these transactions.



         In accordance with United States generally accepted accounting principles ("GAAP"), the accompanying financial statements for the third quarter and full year of 1998 have been restated in order to reflect the Company's Hungarian operations as discontinued operations.

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

         The following table sets forth certain data regarding the Company's voting interest in each license and service company.


                              License                                   CME Voting                             CME Voting
Country                     Expiration        TV License Company         Interest      TV Services Company      Interest
-------                     ----------        ------------------        ----------     -------------------     ----------
Czech Republic.........      2005(1)        CET.......................     1.25%       CNTS..................       99%
Romania................      2002-2006      Pro TV S.R.L..............       49%       MPI ..................       66%
                                            Media Pro S.R.L...........        0%
Slovenia...............      2003-2007      Tele 59 ..................       10%       Pro Plus..............       78%
                                            MMTV......................       10%
Slovak Republic........      2007           Markiza-Slovakia s.r.o....        0%       STS...................       49%
Ukraine................      2007           Studio 1+1................       18%       Innova, IMS, UAH......       60%
                                                                                       Prioritet                    50%(2)

(1) See "Czech Republic" below
(2) 50% interest owned by Ukraine Advertising Holding B.V. (UAH)

Discontinued Operations - Poland

         In December 1998, CME sold its interests in the TVN television operations in Poland. This transaction resulted in the treatment of these interests and related operations as discontinued operations for all periods presented in the accompanying financial statements. The accompanying financial statements for the third quarter of 1998 have been restated in order to reflect the Company's Polish operations as discontinued operations.

Czech Republic

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"), with the remaining 1% voting and economic interest in CNTS held by CET 21, spol. s.r.o. ("CET"). CET, which is purportedly controlled by Dr. Vladimir Zelezny, the former General Director of Nova TV, holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided television programming and other services to CET, which broadcasts the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. Pursuant to a Services Agreement with CET dated May 21, 1997 (the "Services Agreement"), CNTS provided substantially all of the television and programming services to Nova TV, and in consideration therefor, CNTS collected all of Nova TV's advertising and other revenues, and retained as compensation for its services the balance of those revenues net of Nova TV's operating expenses less CZK 100,000 ($2,800) per month payable to CET.

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Services Agreement due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that CET would not utilize the services of CNTS for Nova TV in the future. As of the date of this filing, CET has continued to pre-empt all of CNTS's programming for Nova TV. CNTS believes that CET's withdrawal from the Services Agreement was not legally effective since CNTS did not materially breach the Services Agreement and that the Services Agreement therefore remains in effect. CNTS filed a request for a preliminary injunction with the Regional Commercial Court in Prague to enjoin CET from entering into service relationships with other companies and requested the court to declare the Services Agreement to be in full force and effect, which was denied. A decision on the merits is pending. See Part II, Item 1 "Legal Proceedings." In connection with CET's actions, CNTS and the Company requested the Czech Media Council to call an extraordinary meeting to address breaches of the Czech media laws and destabilization of the Czech media market, and to institute proceedings against CET for the revocation of the broadcast license. To date, the Czech Media Council has taken no action in connection with this dispute.

         As a result of CET actions, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS dismissed 215 employees. On October 21, 1999, an additional 50 CNTS employees were dismissed.

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

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement and preliminary interim relief.

         On November 10, 1999, an international arbitral tribunal issued a preliminary order directing Dr. Vladimir Zelezny to take steps to restore CNTS to its prior position as an exclusive provider of critical services for Nova TV. See Part II, Item 1, "Legal Proceedings." Among other things, the order requires Dr. Zelezny to sever all dealings between CET 21 and other service providers and to resume exclusive relations with CNTS in the areas where CNTS was previously providing these services, including program acquisition, programming and broadcasting services, and brokerage of advertising and receipt of advertising revenues. The preliminary order will remain in effect until the arbitral tribunal directs otherwise.

         Dr. Zelezny has indicated that he will not comply with the tribunal's order. CME and CNTS will be seeking to enforce the order in the Czech courts and through other means. A final award in the arbitration, following a final hearing in Amsterdam, The Netherlands, is expected during the first half of the year 2000.

         On August 23, 1999, Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over CME) an investment in the Czech Republic. The claim asserts that the Czech Republic harmed Mr. Lauder's investment in CNTS by taking unfair and discriminatory actions -- in the form of expressly approving an exclusive relationship between the service company and the license holder for Nova TV to entice CME's investment of foreign capital, and later changing its position -- and by failing to act to remedy the effects of those actions or the improper actions of Dr. Zelezny. Mr. Lauder seeks monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration will take place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law.

         The Company believes that the recent actions by CET violate the Services Agreement and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws. The continued suspension of CNTS's operations has had a material adverse effect on the Company and, absent other sources of cash, will result in the Company's inability to meet its debt service and other financial obligations during the fourth quarter of 2000.

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

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of Nova TV, PRO TV, POP TV, Studio 1+1 (for the three and nine months ended September 30, 1999 only), Media Vision and Video Vision (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV and Studio 1+1 (for the three and nine months ended September 30, 1998 only), (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying Consolidated financial statements using the equity method. In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but in the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1998, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in all of the Company's financial statements.

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

3. Summary Financial Information for Unconsolidated Affiliates.

                                                As of
                               -----------------------------------------
                                September 30, 1999    December 31, 1998
                                ------------------    -----------------
            $000s
            -----
                                    Markiza TV           Markiza TV
                                    ----------           ----------

Current assets..................      14,155               17,863
Non-current assets..............      19,883               26,682
Current liabilities.............     (16,529)             (17,703)
Non-current liabilities.........        (872)              (1,089)
                                     -------              -------
Net assets......................      16,637               25,753
                                     =======              =======

                                         For the three months ended,
                           ----------------------------------------------------
                           September 30, 1999           September 30, 1998
                           ------------------        ---------------------------
           $000s
           -----                                                      Studio 1+1
                               Markiza TV            Markiza TV         Group
                               ----------            ----------       ----------

Net revenues...............       5,760                6,698             4,420
Operating loss.............      (2,624)              (4,110)           (2,046)
Net loss...................      (2,632)              (3,012)           (1,912)


                                          For the nine months ended,
                           -----------------------------------------------------
                           September 30, 1999           September 30, 1998
                           ------------------           ------------------
           $000s
           -----                                                      Studio 1+1
                               Markiza TV          Markiza TV           Group
                               ----------          ----------         ----------

Net revenues...............       21,869             25,410            18,879
Operating loss.............       (3,908)            (2,067)           (1,153)
Net loss...................       (6,413)            (1,402)           (1,117)


The Company's share of losses in Unconsolidated Affiliates (after intercompany eliminations) for the nine months ended September 30, 1999 was $4,039,000 for Markiza TV and $3,197,000 for certain of the Studio 1+1 Group entities.

4 Segment Data

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Nova TV (Czech Republic), PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia) and Studio 1+1. Each operating segment provides products and services as further described below.

         The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is provided. Summary information by segment as of and for the three and nine months ended September 30, 1999 and 1998 is as follows:


                                                             SEGMENT FINANCIAL INFORMATION

                                                       For the three months ended September 30,
                                         ---------------------------------------------------------------------
                                                                        ($000s)
                                         ----------------------------------  ---------------------------------
                                                   Net Revenues                           EBITDA
                                         ----------------------------------  ---------------------------------
     Station                                   1999             1998                1999             1998
                                               ----             ----                ----             ----
     Nova TV...........................          $4,476        $17,827            $(29,912)         $4,415
     PRO TV ...........................           7,529          7,437              (1,038)         (3,387)
     POP TV ...........................           3,736          3,564                (766)         (2,095)
     Studio 1+1......................(1)          1,795              -                (760)               -
     Other Operations .................               2            287                  (2)           (107)
                                             ----------      ---------          ----------       ---------
Total Consolidated Operations                    17,538         29,115             (32,478)         (1,174)

     Studio 1+1........................               -          4,420                   -          (1,768)
     Markiza TV .......................           5,760          6,698              (1,296)           (828)
                                             ----------      ---------          ----------       ---------
Total Unconsolidated Operations                   5,760         11,118              (1,296)         (2,596)
                                             ==========      =========          ==========       =========
Total Operations.....................           $23,298        $40,233            $(33,774)        $(3,770)
                                             ==========      =========          ==========       =========

Reconciliation to Consolidated Statements of Operations:

Consolidated Operations                                                           $(32,478)        $(1,174)

     Intercompany elimination                                                           75              50
     Station depreciation                                                           (6,509)         (4,011)
     Corporate expenses                                                            (47,963)         (7,311)
                                                                                ==========       =========
Operating income (loss) from continuing operations                                $(86,875)       $(12,446)
                                                                                ==========       =========


(1) Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues and EBITDA for the third quarter of 1999 differ by $1,507,000 and $859,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.


                                                             SEGMENT FINANCIAL INFORMATION

                                                        For the nine months ended September 30,
                                         ---------------------------------------------------------------------
                                                                        ($000s)
                                         ----------------------------------  ---------------------------------
                                                   Net Revenues                           EBITDA
                                         ----------------------------------  ---------------------------------
     Station                                   1999             1998                1999             1998
                                               ----             ----                ----             ----
     Nova TV...........................         $52,972        $70,103            $(11,258)        $30,446
     PRO TV ...........................          25,062         26,764              (3,178)         (3,553)
     POP TV ...........................          15,555         15,020                1,082         (1,691)
     Studio 1+1......................(1)          6,223              -              (2,586)              -
     Other Operations .................               8          1,109                 (17)           (138)
                                             ----------      ---------          ----------       ---------
Total Consolidated Operations                    99,820        112,996             (15,957)         25,064

     Studio 1+1........................               -         18,879                   -            (372)
     Markiza TV .......................          21,869         25,410                 113           3,399
                                             ----------      ---------          ----------       ---------
Total Unconsolidated Operations                  21,869         44,289                 113           3,027

                                             ==========      =========          ==========       =========
Total Operations.....................          $121,689       $157,285            $(15,844)        $28,091
                                             ==========      =========          ==========       =========

Reconciliation to Consolidated Statements of Operations:

Consolidated Operations                                                           $(15,957)        $25,064

     Intercompany elimination                                                          225             150
     Station depreciation                                                          (15,996)        (11,592)
     Corporate expenses                                                            (63,417)        (28,070)

                                                                                ==========       =========
Operating loss from continuing operations                                         $(95,145)      $ (14,448)
                                                                                ==========       =========

(1) Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues and EBITDA for the first nine months of 1999 differ by $4,050,000 and $2,341,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

5 Earnings Per Share

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

                                                     For the three months ended September 30, 1999
                                                     ---------------------------------------------
                                                                                       Net Loss Per
                                                     Net Loss       Common shares      Common Share
                                                     --------       -------------      ------------
Basic EPS
---------
Net loss attributable to common stock                  $(91,945)        25,674           $(3.58)
Effect of dilutive securities: stock options...               -              -                -
                                                       --------       --------           ------

Diluted EPS
-----------
Net loss attributable to common stock and
assumed option exercises.......................        $(91,945)        25,674           $(3.58)
                                                       ========       ========           ======

                                                      For the nine months ended September 30, 1999
                                                     -----------------------------------------------
                                                                                      Net Income Per
                                                     Net Income     Common Shares      Common Share
                                                     ----------     -------------     --------------
Basic EPS
---------
Net income attributable to common stock                $(83,369)        25,674           $(3.25)
Effect of dilutive securities: stock options                  -              -                -
                                                       --------       --------           ------

Diluted EPS
-----------
Net income attributable to common stock and
assumed option exercises.......................        $(83,369)        25,674           $(3.25)
                                                       ========       ========           ======



         Diluted EPS, for the three and nine months ended September 30, 1998 and September 30, 1999 does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

6. Sale of Investment in MobilRom

         On March 18, 1999, the Company sold its interest in a Romanian mobile telephone company, MobilRom S.A. As a result of this transaction the Company realized a gain of $25,870,000. The impact of MobilRom S.A. on the Company's operating results for 1998 and 1999 was not material.

7. Restructuring Charge

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs. During the nine months ended September 30, 1999, there have been no significant changes to the restructuring plans and all payments related to this charge were finalized.

8. Subsequent Events

         In connection with the termination of the Reorganization Agreement, the Company received $8,250,000 in cash from SBS on October 15, 1999.

         In connection with the December 1998 equity investment of approximately $22,498,000 from RSL Capital LLC ("RSL"), a company wholly owned by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors, the Company is obligated to release a further tranche of 757,500 shares of Class B Common Stock as of November 19, 1999.


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

         The Company is the leading commercial television company in Central and Eastern Europe. The Company's national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 1998 and the first nine months of 1999 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1998 and the first nine months of 1999.

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

         The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from Subsidiaries. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999. See Part I, Item 1, Note 1 "Czech Republic". This suspension has resulted in CNTS being unable to distribute dividends and consequently affected the only internal source of cash available for corporate operating costs and development expenses. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its Subsidiaries operate. The Subsidiaries' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

           Selected Combined and Attributable Financial Information

         The following tables are neither required by GAAP nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three and nine months ended September 30, 1999 and 1998 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of certain entities, Markiza TV and Studio 1+1 (for the three and nine months ended September 30, 1998 only) not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of September 30, 1999.

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

         Total Stations refer to Nova TV, PRO TV, POP TV, Markiza TV and Studio 1+1. Nova TV began operations in February 1994. See Part I, Item 1, Note 1 "Czech Republic". PRO TV and POP TV began operations in December 1995, Markiza TV began operations in August 1996 and Studio 1+1 began to generate significant revenues during the second quarter of 1997.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)

                                        For the three months ended September 30,
                                        --------------------------------------------------------------------------------
                                            Net Revenue                      EBITDA                  Broadcast Cash Flow
                                        -------------------           -------------------            -------------------
                                        1999           1998           1999           1998            1999           1998
                                        ----           ----           ----           ----            ----           ----
     Nova TV......................     4,476         17,827         (29,912)         4,415          (5,958)          751
     PRO TV.......................     7,529          7,437          (1,038)        (3,387)           (371)       (1,983)
     Markiza TV ..................     5,760          6,698          (1,296)          (828)           (404)       (2,708)
     POP TV.......................     3,736          3,564            (766)        (2,095)           (371)       (2,311)
     Studio 1+1...................     3,302          4,420          (1,619)        (1,768)           (814)       (2,317)
                                      ======         ======         =======         ======          ======        ======
Total Stations....................    24,803         39,946         (34,631)        (3,663)         (7,918)       (8,568)
                                      ======         ======         =======         ======          ======        ======


                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)

                                             For the three months ended September 30,
                                             -----------------------------------------------------------------------------------
                              Economic
                              Interest(2)         Net Revenue                      EBITDA                   Broadcast Cash Flow
                                             ---------------------            ------------------            -------------------
                                               1999           1998            1999          1998            1999           1998
                                               ----           ----            ----          ----            ----           ----
     Nova TV.................    99%          4,431          17,649        (29,613)         4,371          (5,898)          743
     PRO TV..................    66%          4,969           4,908           (685)        (2,235)           (245)       (1,309)
     Markiza TV .............    80%          4,608           5,358         (1,037)          (662)           (323)       (2,166)
     POP TV..................  85.5%          3,194           3,047           (655)        (1,791)           (317)       (1,976)
     Studio 1+1..............    60%          1,981           2,652           (971)        (1,061)           (488)       (1,390)
                                             ======          =======       =======         ======          ======         =====
Total Stations...............                19,183          33,614        (32,961)        (1,378)         (7,271)       (6,098)
                                             ======          =======       =======         ======          ======        ======

----------

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) Economic interest as of September 30, 1999. For comparison between the three months ended September 30, 1999 and the same period in 1998, all results in this table are pro forma as if such percentages had also been in place during the three months ended September 30, 1998

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)

                                        For the nine months ended September 30,
                                        ---------------------------------------------------------------------------------
                                              Net Revenue                    EBITDA                  Broadcast Cash Flow
                                        ----------------------        --------------------           --------------------
                                         1999           1998           1999           1998            1999           1998
                                         ----           ----           ----           ----            ----           ----
     Nova TV......................       52,972         70,103       (11,258)        30,446          11,316        24,457
     PRO TV.......................       25,062         26,764        (3,178)        (3,553)         (1,311)       (2,958)
     Markiza TV ..................       21,869         25,410           113          3,399           1,558         1,665
     POP TV.......................       15,555         15,020         1,082         (1,691)           1,010       (3,141)
     Studio 1+1...................       10,273         18,879        (4,927)          (372)         (2,654)       (2,344)
                                        =======        =======       =======         ======          ======        ======
Total Stations....................      125,731        156,176       (18,168)        28,229           9,919        17,679
                                        =======        =======       =======         ======          ======        ======


                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)


                                              For the nine months ended September 30,
                                              -----------------------------------------------------------------------------------
                              Economic
                              Interest(2)          Net Revenue                     EBITDA                   Broadcast Cash Flow
                                              --------------------         ----------------------         -----------------------
                                               1999           1998            1999          1998            1999           1998
                                               ----           ----            ----          ----            ----           ----
     Nova TV..................   99%          52,442        69,402         (11,145)        30,142         11,203          24,212
     PRO TV...................   66%          16,541        17,664          (2,097)        (2,345)          (865)         (1,952)
     Markiza TV ..............   80%          17,495        20,328              90          2,719          1,246           1,332
     POP TV................... 85.5%          13,300        12,842             925         (1,446)           864          (2,686)
     Studio 1+1...............   60%           6,164        11,327          (2,956)          (223)        (1,592)         (1,406)
                                             =======       =======         =======        =======         ======         =======
Total Stations................               105,942       131,563         (15,183)        28,847         10,856          19,500
                                             =======       =======         =======        =======         ======         =======

---------------
(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) Economic interest as of September 30, 1999. For comparison between the nine months ended September 30, 1999 and the same period in 1998, all results in this table are pro forma as if such percentages had also been in place during the nine months ended September 30, 1998

Combined EBITDA for the three months ended September 30, 1999 compared to the three months ended September 30, 1998

         The total combined EBITDA for the Company's Stations decreased by $30,968,000 from negative $3,663,000 for the third quarter of 1998 to negative $34,631,000 for the third quarter of 1999. The decrease was primarily attributable to decreases in EBITDA at Nova TV of $34,327,000 and at Markiza TV of $468,000, partially offset by increases at PRO TV, POP TV and Studio 1+1 totaling $3,827,000.

         Nova TV's EBITDA decreased by $34,327,000 to negative $29,912,000 for the third quarter of 1999 compared to positive $4,415,000 for the third quarter of 1998. This decrease was due to the suspension of the broadcasting operations of CNTS during the third quarter. See "Czech Republic" in Part I, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. As a result of the suspension of the broadcast operations of CNTS and the material impact of this suspension upon its results, CNTS has taken a write-down of the full value of its programming library.

         PRO TV's EBITDA improved by $2,349,000 to negative $1,038,000 for the third quarter of 1999 compared to negative $3,387,000 for the third quarter of 1998. Net revenues increased slightly, by $92,000. The EBITDA increase was primarily the result of a $2,257,000 decrease in station operating expenses for the third quarter of 1999. This decrease was primarily as a result of a reduction in other station and operating costs due to lower production and salary expenses and a decrease in selling, general and administrative expenses as a result of lower marketing costs.

         POP TV's EBITDA improved by $1,329,000 to negative $766,000 for the third quarter of 1999 compared to negative $2,095,000 for the third quarter of 1998. Net revenues for the third quarter of 1999 were $172,000 higher than the third quarter of 1998 as POP TV continued to capitalize on its market leading position. The EBITDA increase was primarily the result of a $1,157,000 decrease in station operating expenses for the third quarter of 1999 compared to the third quarter of 1998. This decrease was primarily the result of a decrease in other operating costs and expenses due to lower salary expenses and a decrease in selling, general and administrative expenses as a result of lower marketing costs.

         Markiza TV recorded EBITDA of negative $1,296,000 for the third quarter of 1999 compared to negative $828,000 for the third quarter of 1998. Net revenues decreased by $938,000 in US dollar terms largely as a result of the approximately 19% devaluation of the Slovak koruna in the third quarter of 1999 compared to the third quarter of 1998. In local currency terms, net revenues for the third quarter of 1999 were slightly higher than net revenues for the third quarter of 1998. Markiza TV recorded a decrease of $470,000 in station expenses for the third quarter of 1999 compared to the third quarter of 1998.

         Studio 1+1 recorded EBITDA of negative $1,619,000 for the third quarter of 1999 compared to negative EBITDA of $1,768,000 for the third quarter of 1998. The economic situation in Ukraine in the third quarter of 1999 has not improved and thus net revenues in the third quarter of 1999 decreased by $1,118,000, or over 25%, compared to the third quarter of 1998. To offset the decrease in net revenues, Studio 1+1 reduced its station expenses by $1,267,000 in the third quarter of 1999 compared to the third quarter of 1998.

         Primarily as a result of the suspension of the broadcasting operations of CNTS, the total combined EBITDA decreased by $30,968,000 from negative $3,663,000 for the third quarter of 1998 to negative $34,631,000 for the third quarter of 1999.

Broadcast Cash Flow

         Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

Application of Accounting Principles

         The results of Markiza TV and Studio 1+1 (for the three and nine months ended September 30, 1998 only) have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value. In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1998, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in the Company's financial statements.

Foreign Currency Translation

         The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovenian tolar ("SIT"), Slovak korunas ("Sk") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including Nova TV, POP TV, Markiza TV and certain Studio 1+1 entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

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


                                                    Balance Sheet                         Income Statement
                                        --------------------------------------- --------------------------------------
                                             At             At                        Weighted average for the three
                                         September 30,   December 31,                   months ending September 30,
                                            1999           1998         %Change       1999         1998      % Change
                                            ----           ----         -------       ----         ----      --------
Czech koruna equivalent of $1.00             33.84         29.86        (13.3)%       34.72        33.13      (4.8)%
German mark equivalent of $1.00               1.83          1.67         (9.6)%        1.87         1.76      (6.3)%
Romanian lei equivalent of $1.00            16,463        10,983        (49.9)%      14,626        9,050     (61.6)%
Slovak koruna equivalent of $1.00            41.10         36.91        (11.3)%       41.61        34.95     (19.1)%
Slovenian tolar equivalent of $1.00         186.36        161.20        (15.6)%      179.99       168.96      (6.6)%
Ukrainian hryvna equivalent of $1.00          4.47          3.43        (30.3)%        4.32         2.77     (56.0)%


         The Company's results of operations and financial position during the three and nine months ended September 30, 1999 were impacted by changes in foreign currency exchange rates since December 31, 1998.

         In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

         The Company's net revenues decreased by $11,577,000, or 40%, to $17,538,000 for the third quarter of 1999 from $29,115,000 for the third quarter of 1998. The decrease was primarily attributable to a decrease of $13,351,000 in the net revenues of Nova TV, offset by increases of $92,000 at PRO TV and of $172,000 at POP TV and the inclusion of Studio1+1 as a consolidated entity for the three months ending September 30, 1999. Nova TV suspended broadcast operations on August 5, 1999 and has not generated any revenues since that time. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. Unless the Company is able to resume operations of Nova TV, the Company will continue to experience large quarter over quarter reductions in net revenues for the next twelve months.

         Total station operating costs and expenses increased by $20,270,000, or 74%, to $47,503,000 for the third quarter of 1999 from
$27,233,000 for the third quarter of 1998. The increase in total station operating costs and expenses was attributable to the inclusion of Studio 1+1 as a consolidated entity for the three months ending September 30, 1999 and an increase in amortization of programming rights of $22,223,000. The increase in amortization of programming rights was primarily due to the write down on the full value of the Nova TV programming library. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. The increase in total station operating costs and expenses was partially offset by reductions in station operating costs and expenses at PRO TV of $1,009,000, primarily as a result of reduced salary and production expenses and POP TV of $184,000, primarily as a result of reduced salary expenses.

         Station selling, general and administrative expenses increased by $1,930,000, or 28%, to $8,947,000 for the third quarter of 1999 from $7,017,000 for the third quarter of 1998. The
increase in station selling, general and administrative expenses was as a result of an increase in Nova TV's station selling, general and administrative expenses of $3,494,000 and the inclusion of Studio 1+1 as a consolidated entity for the third quarter of 1999. Nova TV's station selling, general and administrative expenses increased as a result of increases in public relations, legal costs and professional service costs associated with the current license dispute between CNTS and CET. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV and POP TV reduced station selling, general and administrative expenses by $1,002,000 and $921,000, respectively.

         Corporate operating costs and development expenses for the third quarter of 1999 and 1998 were $5,106,000 and $5,000,000, respectively, an increase of $106,000, or 2%.

         Amortization of goodwill and allowance for development costs increased by $40,546,000, to $42,857,000 for the third quarter of 1999 from $2,311,000 for the third quarter of 1998. The increase was as a result of a $40,511,000 additional write-down of the goodwill relating to the purchases made by the Company of additional equity interest in CNTS in August 1996 and August 1997. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         As a result of the above factors, the Company generated an operating loss of $86,875,000 for the third quarter of 1999 compared to an operating loss of $12,446,000 for the third quarter of 1998.

         Equity in loss of unconsolidated affiliates for the third quarter of 1999 was $2,846,000 compared to $1,793,000 for the third quarter of 1998. The increase of $1,053,000 was the result of certain entities of the Studio 1+1 group, which are not consolidated, recording a loss of $1,082,000 for the three months ended September 30, 1999, offset by Markiza TV recording a loss of $1,764,000 for the three months ended September 30, 1999 compared to a loss of $465,000 for the three months ended September 30, 1998.

         Net interest and other expense for the third quarter of 1999 was negative $3,206,000 compared to negative $5,203,000 for the third quarter of 1998. The difference of $1,997,000, or 38 %, was a result of reduced borrowings at all stations except for POP TV and increased interest on cash balances.

         Net foreign currency exchange loss was $4,266,000 for the third quarter of 1999 compared to a loss of $5,154,000 for the third quarter of 1998. The difference of $888,000 was attributable to the effect of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the Czech koruna debt funding for the 1996 purchase by the Company of CS Bank's economic interest in CNTS.

         In September 1999 the Company announced that the Reorganization Agreement dated March 29, 1999 between the Company and SBS had been mutually terminated. In October 1999, in connection with the termination of the Reorganization Agreement, the Company received $8,250,000 as a termination fee from SBS and agreed, to sell substantially all of its Hungarian assets to SBS. See "Termination of Business Combination

Transaction and Asset Sale" in Part 1, Item 1, Note 1. The operating losses from these Hungarian operations for the third quarter of 1999 and the third quarter of 1998 have been reclassified as operating loss of discontinued operations.

         Recovery of income taxes of $1,572,000 for the third quarter of 1999 compares to a provision for income taxes of $866,000 for the third quarter of 1998. The decrease was due to a decrease in CNTS's taxable income. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in loss of consolidated subsidiaries was $296,000 for the third quarter of 1999 compared to a minority interest in income of consolidated subsidiaries of $19,000 for the third quarter of 1998. This change was the result of changes in the profitability and, to a lesser extent, changes in ownership of the consolidated entities.

         As a result of these factors, CME's net loss was $91,945,000 for the third quarter of 1999 compared to a net loss of $35,028,000 for the third quarter of 1998.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

         The Company's net revenues decreased by $13,175,000, or 12%, to $99,820,000 for the first nine months of 1999 from $112,995,000 for the first nine months of 1998. The decrease was primarily attributable to a decrease of $17,131,000 in the net revenues of Nova TV and $1,702,000 at PRO TV, partially offset by an increase in the revenues of POP TV of $535,000 and the inclusion of Studio 1+1 as a consolidated entity for the nine months ended September 30, 1999. Nova TV suspended broadcast operations on August 5, 1999 and has not generated any revenues since that time. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. Unless the Company is able to resume operations of Nova TV, the Company will continue to realize large quarter over quarter reductions in net revenues for the next twelve months.

         Total station operating costs and expenses increased by $29,124,000, or 36% to $109,903,000 for the first nine months of 1999 from $80,779,000 for the same period in 1998. This increase was primarily attributable to a $25,350,000 increase in amortization of programming rights and to a lesser extent an increase of $4,404,000 in depreciation of station fixed assets and other intangibles. The increase in amortization of programming rights was primarily attributable to the write down on the full value of the Nova TV programming library. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. The increase in depreciation of station fixed assets and other intangibles was primarily due to the inclusion of Studio 1+1 as a consolidated entity for the first nine months of 1999 and to increases at PRO TV of $1,071,000. The depreciation of station fixed assets has increased at PRO TV as a result of increased investments in broadcast equipment used to expand its signal reach.

         Station selling, general and administrative expenses increased by $3,051,000, or 16%, to $21,645,000 for the first nine months of 1999 from $18,594,000 for the first nine months of 1998. The increase was attributable to an increase in station selling, general and administrative expenses of $5,418,000 at Nova TV and the inclusion of Studio 1+1 as a consolidated entity for the first nine months of 1999. This increase at Nova TV was as a result of the increase in public relations, legal costs and professional service costs associated with the current license dispute between CNTS and CET. See "Czech Republic" in
Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV and POP TV recorded decreases in station selling, general and administrative expenses of $2,073,000 and $1,899,000, respectively, for the first nine months of 1999 mainly due to decreases in marketing expenses.

         Corporate operating costs and development expenses for the first nine months of 1999 and 1998 were $14,745,000 and $18,403,000, respectively, a decrease of $3,658,000, or 20%. This decrease was attributable to reduced activity and lower corporate headcount.

         Amortization of goodwill and allowance for development costs increased by $41,557,000 from $7,115,000 for the first nine months of 1998 to $48,672,000 for the first nine months of 1999. This increase was primarily attributable to the additional $40,511,000 write-down of the goodwill relating to purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. See "Czech Republic" in Part 1, Item 1, Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         As a result of the above factors, the Company generated an operating loss of $95,145,000 for the first nine months of 1999 compared to an operating loss of $14,448,000 for the first nine months of 1998.

         Equity in loss of unconsolidated affiliates increased by $6,656,000, to a loss of $7,236,000 for the first nine months of 1999 compared to a loss of $580,000 for the first nine months of 1998. This was a result of Markiza TV recording a higher net loss for the first nine months of 1999 compared to the first nine months of 1998 and certain entities of the Studio 1+1 group which are not consolidated recording a loss of $3,197,000 for the nine months ended September 30, 1999.

         Gain on sale of investment of $25,870,000 relates to the sale by the Company of its interest in a Romanian mobile telephone company MobilRom S.A.

         Net interest and other expense decreased by $3,387,000, or 25%, to negative $10,137,000 for the first nine months of 1999 from negative $13,524,000 for the first nine months of 1998. This decrease was a result of reduced borrowings at all stations except POP TV and increased interest on cash balances.

         The net foreign currency exchange gain of $8,711,000 for the first nine months of 1999 compared to a loss of $6,944,000 for the first nine months of 1998 was primarily attributable to the effect of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the Czech koruna debt funding for the 1996 purchase by the Company of CS Bank's economic interest in CNTS.

         In September 1999 the Company announced that the Reorganization Agreement dated March 29, 1999 between the Company and SBS had been mutually terminated. In October 1999, in connection with the termination of the Reorganization Agreement, the Company received $8,250,000 as a termination fee from SBS and agreed, to sell substantially all of its Hungarian assets to SBS. See "Termination of Business Combination Transaction and Asset Sale" in Part 1, Item 1, Note 1. The operating losses from these

Hungarian operations for the nine months ended 1999 and the nine months ended 1998 have been reclassified as operating loss of discontinued operations.

         Provision for income taxes was $3,935,000 for the first nine months of 1999 and $8,426,000 for the first nine months of 1998. This decrease was due to a decrease in CNTS's taxable income. See "Czech Republic" in Part I, Item 1,
Note 1 and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in loss of consolidated affiliates was $203,000 for the first nine months of 1999 compared to a minority interest in loss of consolidated affiliates of $592,000 for the first nine months of 1998. This change was the result of changes in the profitability and, to a lesser extent, changes in ownership of the consolidated entities.

         As a result of these factors the net loss of the Company was $83,369,000 for the first nine months of 1999 compared to a net loss of $88,697,000 for the first nine months of 1998.

         Czech Republic

         As discussed in Part I, Item 1, Note 1 under the heading "Czech Republic" and Part II, Item 1 "Legal Proceedings", CNTS suspended operations on August 5, 1999 and has not generated any revenues since that date. Consequently, the Company's results of operations have been materially adversely affected. Absent other sources of cash, the suspension of operations by CNTS will impair the Company's ability to meet its future obligations as they fall due. This suspension was caused by the pre-emption by CET, the license holder for Nova
TV, of CNTS's transmission of the programming for Nova TV and purported withdrawal from the Services Agreement between CNTS and CET. CET is purportedly controlled by Dr. Vladimir Zelezny, the former General Director of Nova TV. Dr. Zelezny was removed as General Director and Executive of CNTS on April 19, 1999.

         CNTS is governed by a Memorandum of Association. The Company believes that the Memorandum of Association, the Services Agreement and course of dealing over the life of Nova TV establish that CNTS is legally entitled to be the exclusive provider of television and related services to CET for Nova TV. The Company believes that the recent actions by CET violate the Services Agreement and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws.

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement and preliminary interim relief.

         On November 10, 1999, an international arbitral tribunal issued a preliminary order directing Dr. Zelezny to take steps to restore CNTS to its prior position as an exclusive provider of critical services for TV Nova. Among other things, the order requires Dr. Zelezny to sever all dealings between CET 21 and other service providers and to resume exclusive relations with CNTS in the areas where CNTS was previously providing these services, including program acquisition, programming and broadcasting services, and brokerage of advertising and receipt of advertising revenues. The order will remain in effect until the arbitral tribunal directs otherwise.

           Dr. Zelezny has indicated that he will not comply with the tribunal's order. CME and CNTS will be seeking to enforce the order in the Czech courts and through other means. A final award in the arbitration, following a final hearing in Amsterdam, The Netherlands, is expected during the first half of the year 2000.

         The Company has taken a write-down on the full value of the programming library of CNTS and in addition, the Company has taken a write-down on the full carrying value of the goodwill relating to purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997.


Liquidity and Capital Resources

         Net cash provided by operating activities was $2,838,000 in the nine months ended September 30, 1999 compared to net cash used in operating activities of $14,239,000 for the nine months ended September 30, 1998. The difference of $17,077,000 was primarily due to improved working capital management and, on a basis which excludes the sale of MobilRom in 1999 and the discontinued operations in Poland and Hungary in 1999 and 1998, improved operating results.

         Net cash provided by investing activities was $420,000 in the nine months ended September 30, 1999 compared to net cash used in investing activities of $57,175,000 for the nine months ended September 30, 1998. The increase was primarily attributable to the proceeds received on the sale of the Company's interest in MobilRom S.A. and less investments during 1999 in discontinued operations.

         Net cash used in financing activities for the nine months ended September 30, 1999 was $4,040,000 compared to $3,570,000 for the nine months ended September 30, 1998.

         The Company had cash and cash equivalents of $41,370,000 at September 30, 1999 compared to $43,354,000 at December 31, 1998.

         On October 15, 1999 the Company received $8,250,000 in cash from SBS in connection with the termination of the Reorganization Agreement.

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

         On August 1, 1996, the Company purchased CS Bank's 22% economic interest and virtually all of CS Bank's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS Bank to finance 85% of the purchase price. The principal outstanding at September 30, 1999 was Kc 505,080,600 ($14,926,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,256,000) during the period from November 1999 through May 2002, and Kc 37,580,600 ($1,111,000) in August 2002.

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. This loan is fully drawn and is secured by the land, buildings and equipment of POP TV and is guaranteed by CME.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit which matures in June 2000. At September 30, 1999, $645,000 was outstanding under this facility. The second facility is a long-term loan for $4,000,000 which matures in December 2002. At September 30, 1999, $2,968,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles.

         The laws under which CME's operating subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. As discussed above under the heading "Czech Republic", the continuing dispute between CNTS and CET has resulted in the suspension of the operations of CNTS. Unless CNTS is able to resume operations, it will not be able to pay dividends to the Company. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends.

         Except for the Company's working capital requirements, the Company's future cash needs will depend on the ability of CNTS to resume the operations of Nova TV, the Company's overall financial performance and its future acquisition and development decisions. The Company is actively investing in its existing broadcast operations in Ukraine and may in the future engage in the development of additional broadcast operations. The Company incurs certain expenses in identifying and pursuing broadcast opportunities before any investment decision is made. The Company believes that its current cash balances and local financing of broadcast operations should be adequate to satisfy the Company's operating and capital requirements for its current operations through September 30, 2000. To acquire additional broadcast rights or to fund other significant investments, the Company would require significant additional financing.

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

         The Company has completed a systems and equipment review and work has been completed on remedial action for most of the systems and equipment that were found to be non-compliant. Planned remedial action is continuing for a few systems that are currently non-compliant. In late November, the Company will conduct a final review meeting to resolve the final non-compliant issues. An independent audit of the stations preparedness conducted throughout late September and early October has revealed that no stations pose a high risk of failure. Generally, major suppliers and vendors have been contacted and contingencies made for those suppliers and vendors that indicated non-compliance.

         The Company's independent Year 2000 audit has highlighted that the major Year 2000 risk is that the infrastructures in some of the countries in which the Company operates and relies on for basic utilities, such as electricity, may not be Year 2000 compliant.

         To date, the out-of-pocket costs of the Year 2000 program have been immaterial. It is anticipated that the costs of the work still to be performed will not be material. Such costs do not include internal management time, the effect of which is not expected to be material to the Company's results of operations or financial condition.

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

Forward-looking Statements

         Statements made in Part I, Item 1, Note 1 under the heading "Czech Republic", "Results of Operations" and under "Liquidity and Capital Resources" regarding future operations of CNTS, the ongoing dispute between CNTS and CET, future investments in existing television broadcast operations, business strategies, commitments and the future need for additional funds from outside sources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates, including the continuing impact of the Russian financial crisis on the economies of these countries, and general market and economic conditions in these countries. Important factors with respect to the future of operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include legal, political and regulatory conditions and developments in the Czech Republic. Important factors with respect to completion of the Company's Year 2000 compliance plan include the outcome of the Company's systems and equipment review and the extent to which Company and third party systems are found to be out of compliance with Year 2000 standards.

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

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at September 30, 1999.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement and preliminary interim relief.

         On November 10, 1999, the arbitral tribunal issued a preliminary order directing Dr. Zelezny to take steps to restore CNTS to its prior position as an exclusive provider of critical services for TV Nova. Among other things, the order requires Dr. Zelezny to sever all dealings between CET 21 and other service providers and to resume exclusive relations with CNTS in the areas where CNTS was previously providing these services, including program acquisition, programming and broadcasting services, and brokerage of advertising and receipt of advertising revenues. The preliminary order will remain in effect until the arbitral tribunal directs otherwise.

         Dr. Zelezny has indicated that he will not comply with the tribunal's order. CME and CNTS will be seeking to enforce the order in the Czech courts and through other means. A final award in the arbitration, following a final hearing in Amsterdam, The Netherlands, is expected during the first half of the year 2000.

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

         On August 9, 1999, CNTS filed an action against CET in the Regional Commercial Court of Prague in which CNTS requested the court to declare the withdrawal of CET from the Services Agreement to be invalid and the Services Agreement to be in full force and effect, to issue an order prohibiting CET from entering into television or advertising service relationships with other companies since CNTS is entitled to provide such services to CET for Nova TV on an exclusive basis under the Services Agreement, and to issue an order compelling CET to broadcast programming supplied by CNTS on Nova TV. This action is pending.

         CNTS has filed several legal actions against Dr. Zelezny, including a damages claim for breaches of his fiduciary duties while serving as an executive of CNTS. On October 26, 1999, CNTS filed an unfair competition claim against Vladimir Zelezny and CET 21 with the Regional Commercial Court in Prague, and requested that the court order them to cease their competitive activities with CNTS. These actions are pending.

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

         In mid-1997, the Hungarian National Radio and Television Commission awarded two national television broadcast licenses to two consortia. The Company's consortium, IRISZ TV, was an unsuccessful bidder in the license tender process. On July 4, 1997, IRISZ TV filed a complaint in the Budapest Capital Court against the Hungarian National Radio and Television Commission and the two successful consortia, alleging that the Hungarian National Radio and Television Commission and the two successful consortia (i) violated the tender procedures in connection with the acceptance of bids; (ii) violated the integrity and fairness of the tender; and (iii) breached its own published guidelines in the bid evaluation process. On March 25, 1998, the Court denied IRISZ TV's claims. On May 8, 1998, IRISZ TV filed a notice of appeal with the Supreme Court of Hungary. In a decision released on February 22, 1999, the Supreme Court of Hungary reversed in part the decision of the trial court and ruled that the Hungarian National Radio and Television Commission acted illegally by (i) failing to exclude the bid of the consortium Magyar RTL Televizio Rt. ("RTL") which operates the channel RTL Klub, on grounds of invalidity arising from formal defects in the bid; (ii) entering into an agreement with RTL; and (iii) deviating from its own published guidelines in the bid evaluation process. The Supreme Court stated that the Hungarian Media Act requires the Hungarian National Radio and Television Commission to terminate RTL's license agreements as a result of the Commission's illegal acts but stated that the Supreme Court could not issue a termination order because of the Commission's status as an administrative body of the state and that the legal consequences of the Commission's failure to abide by the Media Act are for the Hungarian Parliament to determine. In April 1999 the Hungarian National Radio and Television Commission filed a request for review of the decision of the Supreme Court stating that the decision of the Supreme Court exceeded the Plaintiff's request and that the decision has other procedural defects as well. The court hearing will be held on November 24, 1999. The request for review does not suspend the enforceability of the decision of the Supreme Court. The Hungarian National Radio and Television Commission recently publicly announced that it intends to request that the Constitutional Court of Hungary declare unconstitutional a provision of the Hungarian Media Act which the Supreme Court relied upon in part in its decision. On April 7, 1999, IRISZ TV requested that the Budapest Metropolitan Court order the Hungarian National Radio and Television Commission to enforce the Supreme Court's decision. On April 26, 1999, the Budapest Metropolitan Court dismissed IRISZ TV's request. IRISZ TV intends to take all appropriate legal actions to enforce the Supreme Court's decision or to seek other appropriate resolutions to this dispute.

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


Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.1     Termination Agreement, dated September 28, 1999 between SBS and CME

27.01    Financial Data Schedule

b)       A Form 8-K was filed on August 6, 1999.
         A Form 8-K was filed on September 9, 1999.
         A Form 8-K was filed on September 29, 1999.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999                  /s/ Frederic T. Klinkhammer
                                         -------------------------------
                                         Frederic T. Klinkhammer
                                         Chief Executive Officer
                                         (Duly Authorized Officer)



Date: November 15, 1999                  /s/ John A. Schwallie
                                         -------------------------------
                                         John A. Schwallie
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                           EXHIBIT INDEX

10.1     Termination Agreement, dated September 28, 1999 between SBS and CME

27.01    Financial Data Schedule