Form 10-Q/A
period 1999-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 1999-11-22
CIK 925645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

  Class                                    Outstanding as of November 18, 1999
  -----                                    ----------------------------------

  Class A Common Stock, par value $.01                18,506,849
  Class B Common Stock, par value $.01                 7,177,269

================================================================================

EXPLANATORY NOTE


     The purpose of this amendment is to correct a misclassification in Part 1,
Item 1, "Consolidated Statement of Cash Flows" and in Part 1, Item 2, "Liquidity and Capital Resources". The correction concerns the line item entitled Short Term Assets in the section Cash Flows From Operating Activities which has changed by negative $15,310,000 to negative $11,533,000 from positive $3,777,000 and the line item entitled Cash Proceeds From Sale of Investment in the Cash Flows From Investing Activities section which has changed by positive $15,310,000 to positive $39,260,000 from positive $23,950,000, both sections in the "Consolidated Statement of Cash Flows". In addition, this change has affected the first two paragraphs of the "Liquidity and Capital Resources" discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

(2) Represents foreign currency translation adjustments

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1999 and 1998
                                    ($000s)
                                  (Unaudited)


                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                     1999            1998
                                                                                 -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net
loss.........................................................................   $(83,369)       $(88,697)
Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of unconsolidated affiliates..............................      7,236             580
    Depreciation and amortization (excluding amortization of barter programs)    112,924          39,757
    Discontinued operations..................................................      9,950          45,367
    Gain on disposal of investment...........................................    (25,870)             -
    Minority interest in loss of consolidated subsidiaries ..................       (203)           (592)
    Foreign currency exchange (gain) loss, net...............................     (8,711)          6,944
    Accounts receivable......................................................     22,949          13,795
    Cash paid for program rights.............................................    (22,122)        (21,775)
    Advances to affiliates...................................................     (3,083)          3,714
    Other short-term assets..................................................    (11,533)         (3,949)
    Accounts payable and accrued liabilities.................................    (11,053)         (6,820)
    Income and other taxes payable...........................................        413          (2,563)
                                                                               -------------  --------------
       Net cash used in operating activities.................................    (12,472)        (14,239)
                                                                               -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investments in unconsolidated affiliates.................................           -          (1,200)
    Other Investments........................................................      (6,056)            (58)
    Investments in discontinued operations...................................      (8,891)        (34,475)
    Cash proceeds from sale of investment....................................      39,260               -
    Restricted cash..........................................................      (1,125)            526
    Acquisition of fixed assets..............................................      (7,262)         (9,563)
    Acquisition of minority interest.........................................           -          (9,930)
    Loans and advances to affiliates.........................................           -            (716)
    Payments for license costs, other assets and intangibles.................        (196)         (1,759)
                                                                                -------------  --------------
       Net cash provided by (used in) investing activities...................      15,730         (57,175)
                                                                                -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Credit facilities and payments under capital leases......................      (4,877)         (2,693)
    Dividends paid to minority shareholders..................................           -          (2,386)
    Capital contributed by shareholders......................................           7           1,509
    Advances from affiliates.................................................         883               -
    Other long-term liabilities..............................................         (53)              -
                                                                                -------------  --------------
       Net cash (used in) financing activities...............................      (4,040)         (3,570)
                                                                                -------------  --------------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH                                       (1,202)          1,324
                                                                                -------------  --------------
    Net decrease in cash and cash equivalents................................      (1,984)        (73,660)
CASH AND CASH EQUIVALENTS, beginning of period...............................      43,354         103,772
                                                                                -------------  --------------
CASH AND CASH EQUIVALENTS, end of period.....................................     $41,370         $30,112
                                                                                =============  ==============

Supplemental information:

       Cash paid forinterest.................................................     $18,913         $18,603
                                                                                 =============  ==============
       Income Taxes..........................................................     $    93         $12,647
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


Liquidity and Capital Resources

         Net cash used in operating activities was $12,472,000 in the nine months ended September 30, 1999 compared to net cash used in operating activities of $14,239,000 for the nine months ended September 30, 1998. The difference of $1,767,000 was primarily due to improved working capital management and, on a basis which excludes the sale of MobilRom in 1999 and the discontinued operations in Poland and Hungary in 1999 and 1998, improved operating results.

         Net cash provided by investing activities was $15,730,000 in the nine months ended September 30, 1999 compared to net cash used in investing activities of $57,175,000 for the nine months ended September 30, 1998. The increase was primarily attributable to the proceeds received on the sale of the Company's interest in MobilRom S.A. and less investments during 1999 in discontinued operations.

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

Date: November 22, 1999                  /s/ Frederic T. Klinkhammer
                                         -------------------------------
                                         Frederic T. Klinkhammer
                                         Chief Executive Officer
                                         (Duly Authorized Officer)