Form 10-K
period 1999-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2000-03-15
CIK 925645

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
                              --------------------

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999     Commission File Number: 0-24796

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

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $0.08 par value
                              9.375% Notes Due 2004
                              8.125% Notes Due 2004

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

    The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 9, 2000 was approximately $29,710,605.

                              --------------------
         Number of shares of Class A Common Stock outstanding as of March 9, 2000: 2,313,346

         Number of shares of Class B Common Stock outstanding as of March 9, 2000: 991,842
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Location in Form 10-K in Which
            Document                                Document is Incorporated
            --------                                ------------------------
        Registrant's Proxy Statement                        Part III
        for the Annual General Meeting of
        Shareholders to be held on May 11,2000

================================================================================
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.  Business...................................................................................3
Item 2.  Properties................................................................................21
Item 3.  Legal Proceedings.........................................................................22
Item 4.  Submission of Matters to a Vote of Security Holders.......................................25

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....................26
Item 6.  Selected Financial Data...................................................................26
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................................28
Item 7a. Quantitative and Qualitative Disclosures About Market Risk................................42
Item 8.  Financial Statements and Supplementary Data...............................................42
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure......................................................................67


                                     PART III

Item 10. Directors and Officers of the Registrant..................................................67
Item 11. Executive Compensation....................................................................67
Item 12. Security Ownership of Certain Beneficial Owners and Management............................67
Item 13. Certain Relationships and Related Transactions............................................67

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................68


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

         The Company's national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 1999 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1999. The Company's television studios, production facilities and editing suites at its national television stations produced over 11,000 hours of original programming in 1999 to support the Company's broadcasting operations.

         The Company's television stations and networks, which reach an aggregate of approximately 70 million people in four countries, consist of the following:

                                  Population                                     Technical    Economic        Voting
           Country                   (1)            Stations and Networks        Reach (2)    Interest (3)    Interest (3)
           -------                   ---            ---------------------        ---------    ------------    ------------
Romania......................         22.3      PRO TV / Acasa..................       16.1      66.0%          66.0%
Slovenia (4).................          2.0      POP TV / Gajba TV...............        1.7      85.5%          78.0%
Slovak Republic..............          5.4      Markiza TV......................        5.0      80.0%          49.0%
Ukraine......................         49.8      Studio 1+1......................       47.3      60.0%          60.0%
                                      ----                                             ----
    Total....................         79.5                                             70.1
                                      ====                                             ====

(1) Country population in millions. Source: United States Bureau of the Census, February 2000

(2) "Technical Reach" measures the number of people in millions who are able to receive the signals of the indicated stations and networks. Source: CME stations

(3) See discussion below under the heading "Corporate Structure"

(4) See discussion below under the heading "SBS Transaction"

Note: See "Status of Nova TV Dispute" below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Unless otherwise noted, all statistical and financial information presented in this report has been converted into United States dollars using exchange rates as of December 31, 1999. All references to '$' or 'dollars' are to United States dollars, all references to 'Kc' are to Czech korunas, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenia tolar, all references to 'Sk' are to Slovak korunas, all references to 'Hrn' are to Ukrainian hryvna and all references to 'DM' are to German marks. The exchange rates as of December 31, 1999 used in this report are 35.98 Kc/$; 18,255 ROL/$;
196.77 SIT/$; 42.27 Sk/$; 5.22 Hrn/$; and 1.95 DM/$.

Status of Nova TV Dispute

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CET 21, spol. s.r.o. ("CET") holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided television programming and other services to CET, which broadcasts the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. Pursuant to a Services Agreement with CET dated May 21, 1997 (the "Services Agreement"), CNTS provided substantially all of the television and programming services to Nova TV, and in consideration therefor, CNTS collected all of Nova TV's advertising and other revenues, and retained as compensation for its services the balance of those revenues net of Nova TV's operating expenses less kc 100,000 ($2,800) per month payable to CET.

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Services Agreement due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that CET would not utilize the services of CNTS for Nova TV in the future. CET has continued to pre-empt all of CNTS's programming for Nova TV. CNTS believes that CET's withdrawal from the Services Agreement was not legally effective since CNTS did not materially breach the Services Agreement and that the Services Agreement therefore remains in effect. CNTS filed a request for a preliminary injunction with the Regional Commercial Court in Prague to enjoin CET from entering into service relationships with other companies and requested the court to declare the Services Agreement to be in full force and effect, which was denied. A decision on the merits is pending. See Item 3, "Legal Proceedings." In connection with CET's actions, CNTS and the Company requested the Czech Media Council to call an extraordinary meeting to address breaches of the Czech media laws and destabilization of the Czech media market, and to institute proceedings against CET for the revocation of the broadcast license. To date, the Czech Media Council has taken no action in connection with this dispute.

         As a result of CET's actions, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed 265 employees.

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

         On November 10, 1999, the arbitral tribunal issued a preliminary order directing Dr. Zelezny to take steps to restore CNTS to its prior position as an exclusive provider of critical services for TV Nova. See Item 3, "Legal Proceedings". Among other things, the order requires Dr. Zelezny to sever all dealings between CET and other service providers and to resume exclusive relations with CNTS in the areas where CNTS was previously providing these services, including program acquisition, programming and broadcasting services, and brokerage of advertising and receipt of advertising revenues. The preliminary order will remain in effect until the arbitral tribunal directs otherwise. Dr. Zelezny has indicated that he will not comply with the tribunal's order.

         CME has requested that the arbitral tribunal issue a partial final award against Dr. Zelezny, which would include substantially all of the terms of the preliminary order and substantial fines against Dr. Zelezny for noncompliance with the preliminary order. The arbitral tribunal has scheduled an oral hearing on CME's request for a partial final award for March 16, 2000. A final award in the arbitration, following a final hearing in Amsterdam, The Netherlands, is expected during the second half of the year 2000.

         In December 1999, the Czech Media Council approved CET's request for a share capital increase, which was subsequently approved by CET. As a result of the CET share capital increase, Dr. Zelezny's participation interest in CET was reduced from 60% to 11.8% since he did not subscribe to any of the additional share capital. CME believes that the reduction of Dr. Zelezny's participation interest in CET was designed to frustrate the enforcement of the preliminary order, the partial final award the Company is now seeking, and any possible final award of damages against Dr. Zelezny in the ongoing arbitration proceedings between the Company and Dr. Zelezny. The Company has filed several legal actions in the Czech courts to invalidate the CET share capital increase. These actions are pending.

         On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over CME) an investment in the Czech Republic. The claim asserts that the Czech Republic harmed Mr. Lauder's investment in CNTS by taking unfair and discriminatory actions -- in the form of expressly approving an exclusive relationship between the service company and the license holder for Nova TV to entice CME's investment of foreign capital, and later changing its position -- and by failing to act to remedy the effects of those actions or the improper actions of Dr. Zelezny. Mr. Lauder seeks monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration is taking place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law.

         On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted by the Company are substantially similar to those asserted by Mr. Lauder in the arbitration proceedings that he has instituted in his personal capacity against the Czech Republic. The claim seeks monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration will take place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law.

         The Company believes that the recent actions by CET violate the Services Agreement and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws. The continued suspension of CNTS's operations has had a material adverse effect on the Company. Despite the suspension of CNTS's operations, the recent transaction with SBS and in particular the CME Put Option on the ITI Note (see below under "SBS Transaction") should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months.

SBS Transaction

         On September 28, 1999, the Company announced that the Reorganization Agreement dated March 29, 1999 between the Company and SBS Broadcasting S.A. ("SBS") (the "Reorganization Agreement") had been mutually terminated. Under the Reorganization Agreement, SBS would have acquired all the assets and assumed all the liabilities of the Company, and each holder of Common Stock of the Company would have received 0.5 shares of SBS Common Stock for each share of Common Stock of the Company owned by such holder. In connection with the termination of the Reorganization Agreement, the Company received $8,250,000 as a termination fee from SBS. It was further agreed that the Company would sell substantially all of its Hungarian operations to SBS and the Company would acquire an option to acquire from SBS a controlling interest in Kanal A for $12,000,000. Kanal A is the second leading commercial television station in Slovenia. The Company and SBS are documenting the final terms to implement this transaction, which is subject to the completion of a Kanal A reorganization, regulatory approval and certain other conditions.

         On February 21, 2000 the Company sold to SBS substantially all of its Hungarian operations for $16,000,000. $12,700,000 of the purchase price will be applied to pay the programming liabilities for the territory of Hungary which were assumed by SBS from CME and $3,300,000 plus the net current assets of the Hungarian operations has been settled in cash in March 2000. The net current assets of the Hungarian operations are subject to final determination in April 2000. In addition, SBS has agreed to secure the release, within 45 days, of the $3,500,000 cash deposit that supports a $3,500,000 letter of credit in favor of CPT Holdings Inc. In connection with this transaction the Company and its Hungarian subsidiary IRISZ TV withdrew all pending claims against the Hungarian National Radio and Television Commission and the two successful consortia in connection with the award of national television licenses in 1997 and have waived all rights to assert any related legal claims.

           On February 21, 2000, the Company and SBS also entered into an option agreement with respect to the ITI Note (the "ITI Note Option Agreement"). The ITI Note was acquired by the Company in connection with the sale of its interest in the TVN television operations in Poland to International Trading and Investments

Holding S.A. ("ITI") in December 1998. The ITI Note is in the principal amount of $40,000,000 and bears interest at a rate of 5% per annum. It matures in December 2001 and is convertible into equity securities of ITI at the option of the holder after September 10, 2001, and may be redeemed for cash by ITI at any time prior thereto. The Company recorded the ITI Note at a net present value of $19,836,000 due to the prevailing interest rates on similar instruments at the date of the transaction. Ronald S. Lauder, the non-executive Chairman of the Board of Directors of the Company, owns a non-controlling indirect minority interest in ITI.

         Under the ITI Note Option Agreement, SBS has an option to acquire all but not less than all of the ITI Note for a cash consideration of $37,250,000 (the "SBS Call Option"). The SBS Call Option may be exercised on or before June 30, 2000. In addition, SBS granted CME an option to sell the ITI Note to SBS for a cash consideration of $25,000,000 (the "CME Put Option"). The CME Put Option may be exercised on or before June 30, 2000. CME may extend the term of the CME Put Option until December 31, 2000 by delivering written notice thereof to SBS prior to June 30, 2000. In the event of such extension, the SBS Call Option will be automatically extended until September 30, 2000. If CME receives a bona fide offer to purchase the ITI Note prior to the expiration of the SBS Call Option, it may deliver to SBS written notice of the price (the "Offer Price") which CME has been offered for the ITI Note. Upon receipt of notice of an offer for the ITI Note, SBS will have the option to purchase the ITI Note for the lesser of
(i) the Offer Price and (ii) $40,000,000. If prior to June 30, 2000, SBS exercises the SBS Call Option or CME exercises the CME Put Option, $12,000,0000 of the purchase price will be held in escrow until the earlier of the closing of the Kanal A acquisition or June 30, 2000.

One-For-Eight Reverse Stock Split

         On December 15, 1999, the Board of Directors and shareholders of the Company determined that it was in the best interest of the Company and its shareholders to effect a one-for-eight reverse stock split (the "Reverse Split") of the issued and outstanding shares of the Company's Class A Common Stock, Class B Common Stock and Preferred Stock. The Reverse Split: (i) increased the par value of the Company's Class A Common Stock, Class B Common Stock and Preferred Stock from $0.01 to $0.08 per share; (ii) increased the authorized share capital of the Company's Class A Common Stock by $7,000,000; (iii) increased the authorized share capital of the Company's Class B Common Stock by $1,050,000; and (iv) increased the authorized share capital of the Company's Preferred Stock by $350,000, but did not change the number of the authorized shares of the Company's Class A Common Stock, Class B Common Stock or Preferred Stock.

         The Board of Directors and the shareholders effected the Reverse Spilt in order to continuing the listing of the Company's Class A Common Stock on the Nasdaq National Market System. Despite the Reverse Split, the Class A Common Stock may in the future be delisted if the Company fails to satisfy Nasdaq's continued listing criteria, including minimum public float and minimum market capitalization, the satisfaction of which may be beyond the control of the Company. The Company is currently not in compliance with the minimum market capitalization criterion but if the closing price of the Company's Class A Common Stock exceeds $11.85 per share for 10 consecutive trading days before April 26, 2000, Nasdaq may waive this non compliance. Except as otherwise noted, all share and per share information in this Form 10-K has been retroactively adjusted to reflect the one-for-eight reverse stock split.

Corporate Structure

         Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. CME's assets are held through a series of Dutch and Netherlands Antilles holding companies.

         Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service companies which provide programming, advertising and other services to the licenseholding companies. References to POP TV, Gajba TV, PRO TV, Acasa, Markiza TV and Studio 1+1 in this report may be to either the license company or the service companies or both, as the case may be.

                                                                                  CME                                     CME
                             License                                             Voting        TV Services              Voting
     Country                Expiration      TV License Company                  Interest        Company                Interest
     -------                ----------      ------------------                  --------        -------                --------
Romania...................  2004 -2008      Pro TV S.R.L....................     49%     MPI ....................       66%
                                            Media Pro S.R.L.................      0%
Slovenia..................  2003 -2007      Tele 59 ........................     10%     Pro Plus................       78%
                                            MMTV............................     10%
Slovak Republic...........  2007            Markiza-Slovakia s.r.o..........      0%     STS.....................       49%
Ukraine...................  2007            Studio 1+1......................     15%     Innova, IMS, UAH........       60%
                                                                                         Prioritet                      50% (1)

(1) 50% interest owned by Ukraine Advertising Holding B.V. (UAH).
Note: See "Status of Nova TV Dispute" above for a discussion on the ongoing dispute between CNTS and CET.

         Romania

         The Company's interest in PRO TV is governed by a Cooperation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV and Acasa network. Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain fundamental financial and corporate matters the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required. The Company owns 49% of the equity of PRO TV, SRL which holds 20 of the 23 licenses for the stations which comprise the PRO TV and Acasa network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned by Messrs. Sarbu and Tiriac. In addition, in Romania, the Company owns 70% of each of Media Vision SRL ("Media Vision"), a production and dubbing company, and Video Vision International SRL ("Video Vision"), a post-production company.

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

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia, which competes with POP TV (the "Kanal A Agreement"). There is currently an injunction in effect preventing the completion of the Kanal A Agreement. See Item 3, "Legal Proceedings". In connection with the termination of the Reorganization Agreement with SBS, it was agreed that the Company would acquire an option to purchase a controlling voting and economic interest in Kanal A. See above under the heading "SBS Transaction". As a condition to the closing of this transaction the Company would cease all litigation against SBS, Kanal A and certain affiliates.

         Slovak Republic

         The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 (the "Slovak Agreement") between the Company and Markiza-Slovakia s.r.o. ("Markiza") forming Slovenska Televizna Spolocnost, s.r.o. ("STS"). Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49% voting interest and an 80% economic interest in STS. Markiza, which holds the television broadcast license, and STS have entered into an agreement under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 80% of the profits of STS, except that until the Company is repaid its capital contributions plus a priority return at the rate of 6% per annum on such capital contributions, 90% of the profits will be paid to the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees (two of whom have been named) of Markiza; however, all significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners. There is currently litigation pending with respect to the ownership of Markiza. See Item 3, "Legal Proceedings".

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

         Corporate

         CME Development Corporation, a wholly owned subsidiary of the Company, provides sales, financial and legal services to the Company. CME Programming Services, Inc., a wholly owned subsidiary of the Company, provides programming and satellite transmission services to the Company's television broadcast operations in Central and Eastern Europe. See below under the heading "Corporate Operations."

         The Company's registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and its telephone number is 441-296-1431. Certain of the Subsidiaries maintain offices at 52-53 Poland Street, London, W1V 3DF, England, telephone number 44-207-292-7900.

Operating Environment

         Private commercial television stations (those which derive the majority of their revenues from the sale of advertising) generally began broadcasting in the United States in the 1940s, in most parts of Western Europe in the 1980s, but not until the 1990s in Central and Eastern Europe. Commercial television has become an important medium for advertisers in the more developed advertising markets. Despite the reduction in advertising expenditure experienced in the markets in which the Company operates during 1999 the Company believes that, over time, television advertising expenditures in Central and Eastern European countries, which are currently relatively low, will follow a pattern of development similar to that of Western Europe and the United States.

         The following two tables set forth (i) the population, number of TV households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where the Company has broadcast operations and (ii) the recent growth in television advertising expenditures in those countries.

              Country                  Population (1)       TV Households (2)     Per Capita GDP            % Cable
              -------                  (in millions)         (in millions)           1999 (3)           Penetration (4)
                                       --------------        --------------          --------           ---------------
Romania.............................          22.3                  6.7                  $865                  51%
Slovenia............................           2.0                  0.6               $10,074                  40%
Slovak Republic.....................           5.4                  1.8                $3,943                  31%
Ukraine.............................          49.8                 18.6                  $595                  18%
                                       --------------        --------------
    Total...........................          79.5                 27.7
                                       ==============        ==============


(1) Source: United States Bureau of the Census, February 2000

(2) Source: IP European Key Facts: Television '99. A TV household is a residential dwelling with one or more television sets

(3) Source: Business Central Europe (except Ukraine, Source: CME Station)

(4) Source: IP European Key Facts: Television '99 (except Slovenia, Source: CME stations)

Television Advertising Expenditures

   Country                 1995         1996        1997        1998        1999
   -------                 ----         ----        ----        ----        ----
                                         US dollars (millions)
                           -----------------------------------------------------
Romania.............        25           44          74          87          69
Slovenia ...........        30           35          39          51          49
Slovak Republic.....        26           39          47          56          43
Ukraine.............         9           21          53          65          32

Note: All figures are current Company estimates.

All the countries in which the Company operates experienced a reduction in television advertising revenues, when expressed in US dollars, during 1999. In Romania and Ukraine, the reduction was due to the slowdown in the economies as a result of the Russian financial crisis and the subsequent flight of capital from Central and Eastern Europe. In the Slovak Republic, television advertising revenues decreased in dollar terms due to the 14% devaluation of the Slovak koruna which resulted from the reform measures being introduced by the current government and general weak economic conditions. In Slovenia, television advertising revenues increased by 3% in local currency terms but the Slovenian tolar depreciated by 22% against the US dollar during 1999, thus the television advertising expenditures decreased in dollar terms.

European Regulations

         Access to the available frequencies is controlled by regulatory bodies in each country in which the Company operates. New awards of licenses to use broadcast frequencies occur infrequently.

         The European Union

         If any Central or Eastern European country in which the Company operates becomes a member of the European Union (the "EU"), the Company's broadcast operations in such country would be subject to relevant legislation of the EU, including programming content regulations. Romania, the Slovak Republic and Slovenia have entered into or signed Association Agreements with the EU and some or all of these countries may be admitted to the EU in the first wave of the enlargement process.

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

         Council of Europe

         The Company's broadcast operations are all located in countries which are members of the Council of Europe, a supranational body through which international conventions are negotiated. In 1990, the Council of Europe adopted a Convention on Transfrontier Television, which provides for European programming content quotas similar to those in the EU Directive. This Convention has been ratified by some of the countries in which the Company operates, but all countries in which the Company operates have already implemented its principles into their national media legislation.

Corporate Operations

         The Company's London based central service organization provides each television operation with a central resource. The service functions provided include sales, financial and legal services, including financial planning and analysis, cost control and network management. Through CME Programming Services Inc, the Company also provides program-related services including facilitating international contacts, satellite acquisition, schedule advisory and co-ordinating the exchange of best practices and expertise among the stations and various programming related studies.

         As seen in the table below, the Company's stations occupy one of the top two positions in their respective markets.

                       Launch Date      Technical   1999 Audience    Rank in
CME Station (1)        -----------      Reach (2)     Share (3)     market (3)
---------------                         ---------     ---------     ----------
PRO TV .........       December 1995      71%          28.5%        1
POP TV .........       December 1995      84%          40.0%        1
Markiza TV .....       August 1996        92%          54.0%        1
Studio 1+1 .....       January 1997       95%          28.0%        2

(1) Second channels in Romania (Acasa) and Slovenia (Gajba TV) are not included in this table.

(2)  Source: CME stations.

(3) Nationwide audience share and rank (except Romania, which is audience share and rank within coverage area). Source:(Romania: CSOP Gallup/Taylor Nelson, SOFRES, Slovenia: Gral Marketing/AGB Slovenia/CATI, Slovak Republic:
     Visio/MVK, Ukraine: Peoplemeters AGB Ukraine).


Operations in Romania: PRO TV and Acasa

General

         Romania is a parliamentary democracy of approximately 22.3 million people. Per capita GDP was an estimated $865 in 1999. Approximately 86% of Romanian households have one or more television sets, and cable penetration is approximately 51%. According to the Company's estimates, television advertising totalled approximately $69 million in 1999.

         PRO TV is a national television broadcast network in Romania which was launched in December 1995. PRO TV reaches approximately 71% of the Romanian population of 22.3 million, including 100% of the urban population. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 417 cable systems throughout Romania. The Company anticipates that PRO TV will be able to continue to increase its reach from current levels through utilizing additional regional licenses which have been granted to entities currently controlled by PRO TV, SRL and through affiliations with other local broadcasters and agreements with cable carriers. Independent research from Peoplemeters and CSOP Gallup International in Romania shows that PRO TV is currently the top-rated television station in its broadcast area, with an average television viewer share of approximately 28% for 1999.

         In February 1998, MPI launched Acasa, a station reaching approximately 53% of the Romanian population, including approximately 86% of the urban population via satellite and cable distribution. For 1999 Acasa had an average television viewer share in its broadcast area of approximately 9%.

         The Company has a controlling interest in Media Vision and Video Vision. Media Vision is the leading television production company in Romania and produces a significant portion of PRO TV's entertainment programming, including gameshows, concerts, music videos and live special events, and performs dubbing. Media Vision produces advertising spots for third party clients such as Coca Cola, Procter & Gamble and Unilever. Video Vision, Romania's leading provider of television post-production and graphics, provides a significant portion of PRO TV's and Acasa's graphics.

         MPI also operates PRO FM, a radio network which is broadcast through owned and affiliate stations to approximately 9.5 million people in Romania. In 1999, PRO FM had an average audience share of 17% in the Bucharest area.

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

         PRO TV has secured exclusive broadcast rights in Romania to a large number of quality American and Western European programs and films produced by such companies as Warner Bros. and Fox. PRO TV also receives foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

         Acasa broadcasts 19 hours of programming daily and its programming strategy is to target a female audience through programming including telenovellas, films and soap operas. Acasa's viewer demographics are complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television. There are two hours of local programming per week.

Advertising

         PRO TV derives revenues principally from the sale of commercial advertising time, sold both through independent agencies and media buying groups. PRO TV currently serves approximately 180 advertisers, including multinational companies such as Unilever, Coca Cola, Wrigley, Colgate and Procter & Gamble. Procter & Gamble was the largest advertiser on PRO TV and Acasa and accounted for 10.5% and 12% of the stations revenues, respectively.

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

Competition

         Prior to the launch of PRO TV, TVR 1, a public station, was the dominant broadcaster in Romania. In 1999, PRO TV achieved an average audience share of 28% in its coverage area, while TVR 1's 1999 average audience share in PRO TV's coverage area was approximately 17%. TVR 1 reaches 99% of the Romanian population. Other competitors include the second public national station, TVR 2, with a 70% broadcast reach, and privately owned Antena 1, Tele 7 ABC and Prima TV, which reach approximately 60%, 40% and 40% of the population, respectively.

         Additional competitors include cable and satellite stations. Cable and satellite currently penetrate approximately 51% and 9%, respectively, of the Romanian market. PRO TV competes for advertising revenues with other media such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

         Licenses for the television stations which show programming provided by PRO TV and which broadcast advertising sold by PRO TV are regulated by Romania's National Audio-Visual Commission. PRO TV's television licenses have been granted for nine-year periods. Licenses which cover 17% of the Romanian population, including the license for Bucharest expire in 2003. The remaining licenses expire on dates ranging from 2004 to 2008. Under regulations established by the National Audio-Visual Commission and the various licenses of stations which broadcast PRO TV, programming and advertising provided by PRO TV is required to comply with certain restrictions. These restrictions include a requirement that at least 40% of programming be "own" produced.

         Regulations related to advertising content include (i) a ban on tobacco and restrictions on alcohol advertising, (ii) advertising targeted at children or during children's programming must account for the overall sensitivity of that age group and

(iii) members of the news department of PRO TV are prohibited from appearing in advertisements.

Operations in Slovenia: POP TV and Gajba TV

General

         Slovenia, a parliamentary democracy of 2.0 million people, had an estimated per capita GDP of approximately $10,074 in 1999, the highest among the former Eastern bloc countries. Approximately 96% of Slovenian households have one or more televisions. According to the Company's estimates, television advertising totalled $49 million in 1999.

         The national television broadcast network POP TV reaches approximately 84% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. Independent research shows that in the areas of Slovenia in which POP TV can be seen, the network had an average television viewer share of approximately 40% for 1999, the largest share of television viewers in Slovenia.

         In October 1997, the Company launched Gajba TV, the Company's second television broadcast network in Slovenia. Gajba TV is operated through Pro Plus and provides programming to, and sells advertising for, its affiliate broadcasters. The Gajba TV signal is also carried by a cable channel operated by Tele 59 in Maribor. Gajba TV reaches approximately 45% of the population of Slovenia. In 1999 it had an average television viewer share of approximately 2% in its coverage area.

Programming

         POP TV's programming strategy is to appeal to a mass market audience through a wide variety of programming including movies, news, variety shows, features and dramatic series. POP TV broadcasts for 20 hours of programming daily, of which approximately 25% is locally produced programming, including news, game shows, music shows and variety shows.

         POP TV has secured exclusive program rights in Slovenia to a number of successful American and Western European programs and films produced by studios such as Warner Bros., Fox and Paramount. Special events aired in 1999 included the Academy Awards, Miss World and Formula One racing. Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs. All foreign language programs and films are subtitled in Slovenian.

         Gajba TV's programming strategy is to complement the POP TV profile with a variety of series and features including sci-fi, adventure and youth series as well as hourly local community shows. Gajba TV broadcasts for 10 hours per day, and features movies and series from international distributors as well as locally produced news, variety shows and other programs.

Advertising

         POP TV derives revenues principally from the sale of commercial advertising time. Current multinational advertisers include firms such as Benckiser, Henkel, Procter & Gamble, Wrigley and Colgate, though no one advertiser dominates the market. During 1998 and 1999 "Peoplemeter" devices were placed in a number of television homes, although they are not yet the primary source for POP TV's rating information. POP TV is permitted to broadcast advertising for up to 15% of its daily broadcast time and there are also restrictions on the frequency of advertising breaks during films and other programs. The same rules apply to its competitors.

Competition

         Historically, the television market in Slovenia has been dominated by SLO 1, a national public television station. The other national public station, SLO 2 provides programming which is complementary to SLO 1. SLO 1 reaches nearly all of Slovenia's TV households, and SLO 2 reaches 97% of Slovenia's TV households. No national private television frequency has been made available in Slovenia. Two private television stations which compete with POP TV in Slovenia, Kanal A and TV3, have achieved a relatively small audience share, together less than 14%, due primarily to their low budget programming and lack of extensive news programming.

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

         In connection with the termination of the Reorganization Agreement with SBS, it was agreed that the Company would acquire an option to acquire a controlling interest in Kanal A, the second leading commercial television station in Slovenia. See above under the heading "SBS Transaction".

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

         In addition to the restrictions discussed above and under "--Advertising," advertising is not permitted during news, documentary or children's programming under 30 minutes in duration, or during religious programming. Restrictions on advertising content include a prohibition on tobacco advertising and on the advertising of alcoholic beverages other than low alcohol content beer.

Operations in the Slovak Republic: Markiza TV

General

         The Slovak Republic is a parliamentary democracy with a population of
5.4 million where nearly 96% of households have television. Per capita GDP was an estimated $3,943 in 1999. Television advertising was approximately $43 million in 1999, according to the Company's estimates.

         Markiza TV was launched as a national television station in the Slovak Republic in August 1996. Markiza TV reaches approximately 92% of the Slovak Republic's population of 5.4 million, including virtually all of its major cities. According to independent research, Markiza TV had an average national television viewer share for 1999 of approximately 54% versus 14% for its nearest competitor, STV 1. See Item 3, "Legal Proceedings".

Programming

         Markiza TV's programming strategy is to appeal to a broad audience with specific groups targeted in marginal broadcasting hours. Markiza TV provides an average of 20 hours of programming daily, including news, movies, entertainment programmes and sport (including coverage of European Champion's League soccer, Formula One racing and Ice Hockey World Championships). Approximately 39% of Markiza TV's programming is locally produced, including a daily breakfast show, game shows, talk shows and news.

         Markiza TV has secured exclusive broadcast rights in the Slovak Republic to a large number of popular United States and European series, films and telenovellas produced by major international studios including Warner Bros., Columbia Tri Star, Polygram, Paramount Pictures and Twentieth Century Fox. All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language. Markiza TV also receives foreign news reports and film footage from CNN, Reuters and APTN, which it integrates into news programs.

Advertising

         Markiza TV derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley and Benckiser though no one advertiser dominates the market. Television stations are permitted to broadcast advertising for up to 10% of total daily broadcast time and up to 20% of broadcast time in any single hour.

         Currently, approximately 55% of Markiza TV's advertising revenues are sourced from agencies based in the Czech Republic. The Company expects that a greater proportion of advertising revenues will be sourced from the Slovak Republic as the local advertising market develops.

Competition

         The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until Nova TV and Markiza TV began broadcasting in 1994 and 1996, respectively. STV1 and STV2 reach nearly all of the Slovak population. Nova TV had an approximately 10% audience share in the Slovak Republic for 1999. Markiza TV also competes with VTV and TV Luna, both private satellite broadcasters reaching 47% and 30% of the population, respectively; public television stations located in Austria, the Czech Republic and Hungary with signals that reach the Slovak Republic; additional foreign private television stations; and foreign satellite stations.

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

         Under the license pursuant to which Markiza TV operates, Markiza TV is required to comply with several restrictions on programming. These restrictions include the following broadcast time rules: a minimum of 40% must be Slovak production; 10% must be programming for children or youth; broadcasts of first run films and series must have a minimum of 47% European production (of which there must be a minimum of 8% Slovak production) and no more than 45% United States production; and no more than 40% of foreign first run films and series may be in the Czech language (decreasing to 20% by the fourth year of broadcasting). Markiza TV's programming is required to be consistent with the Slovak Constitution and not promote violence, hate, intolerance, or immoral behavior or intentionally use indecent language. Programming endangering the psychological or moral growth of children and youth cannot be broadcast between 6:00 am and 10:00 p.m., and Markiza TV's news broadcasts must be objective and balanced and clearly differentiate between opinion and news.

         In addition to the restrictions discussed above and under "--Advertising", regulations relating to advertising content include that (a) the news may not be sponsored and news staff may not appear in advertisements
(b) tobacco advertising is prohibited, (c) advertising for children or in which children perform and which promotes behavior endangering the health, psychological or moral development of children is prohibited, and (d) advertising which endangers the viewer's morality, health, safety and environmental protection is prohibited. The advertisement of beer is permitted; however, advertisement of other alcoholic beverage is prohibited. There are also restrictions on the frequency of advertising breaks within a program.

Operations in Ukraine: Studio 1+1 Group

General

         Ukraine, a parliamentary democracy of 49.8 million people, is the most populous market served by the Company. Nearly 100% of Ukrainian households have television, cable penetration is approximately 18% and satellite penetration is negligible. Per capita GDP of $595 for 1999 is the lowest of all the Company's markets. Ukraine experienced a severe recession throughout 1999 as a result of the Russian financial crisis and the subsequent flight of capital.

         Studio 1+1 broadcasts programming and sells advertising on Ukrainian National Channel Two ("UT-2"), one of Ukraine's state-owned television channels. UT-2 reaches approximately 95% of Ukraine's population. Television advertising in Ukraine decreased dramatically from $65 million in 1998 to $32 million in 1999 ($0.64 per capita). According to independent research, average national audience share in 1999 was 28% for Studio 1+1, 40% for Inter and 7% for UT-1. Studio 1+1 began broadcasting on UT-2 in January 1997.

Programming

         Studio 1+1's programming strategy is to appeal to a mass market audience. The station broadcasts for 13 hours per day, including locally produced news, variety shows, game shows and magazine programmes as well as a broad range of popular and high quality films from international distributors. In 1999, Studio 1+1 produced and co-produced approximately 1,200 hours of programming (or approximately 35% of total programming hours), which primarily consists of a daily breakfast show, news broadcasts and news related programmes, talk shows, karaoke, game shows, a sport magazine, lifestyle magazine and comedy shows. In 1999, such original local programming together with other Ukrainian programming considered local programming by Ukrainian laws comprised approximately 49% of Studio 1+1's total broadcast time.

         Studio 1+1 has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful high quality American, Russian and Western European programs and films from many of the major studios, including Twentieth Century Fox, Warner Bros., Paramount Pictures, Walt Disney, Universal Pictures, CBS, Worldvision and PolyGram. Special events aired include the Academy Awards ceremony and the European Soccer Champions' League. Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming. All foreign language programs and films (other than those in the Russian language) are dubbed into the Ukrainian language. Studio 1+1 broadcasts more than 80% of its total air time in the Ukrainian language.

Advertising

         Studio 1+1 derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Advertisers include large multinational firms such as Wrigley, Procter & Gamble, Colgate - Palmolive, Coca-Cola, Unilever, Nestle and Kraft Jacobs. In 1999 Wrigley accounted for 11% of Studio 1+1's advertising revenues. Studio 1+1 is permitted to sell 15% of its overall broadcast time for advertising and is subject to restrictions on the frequency of advertising breaks. The advertising restrictions are the same for public and private broadcasters.

Competition

         Ukraine is served by five television channels: UT-1, UT-2 (on which Studio 1+1 broadcasts) and UT-3 (all with effective national coverage), which are state owned, and ICTV and STB, which are private broadcasters. Studio 1+1, through UT-2, has a broadcast reach of 95% of the Ukrainian population. The state run station UT-1 has a broadcast reach of approximately 98% of the Ukrainian population. ICTV and STB, both private stations, reach approximately 32% of Ukraine's population. The private station Inter, through UT-3, has a broadcast reach of approximately 78% of the Ukrainian population. Inter's program schedule consists primarily of rebroadcasts of the Russian-language ORT network. In addition, there are numerous cable and satellite stations that provide pirate broadcasting of European and US networks.

Regulation

         Studio 1+1 provides programming to UT-2 pursuant to a ten-year television broadcast license contract expiring in January 2007. Broadcasts of Studio 1+1's programming and advertising on UT-2 are regulated by the State Committee on Television and Radio of Ukraine and the National Council on Television and Radio of Ukraine. These agencies enforce Ukraine's media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs. All advertising of alcohol and tobacco on TV is banned in Ukraine. Programming produced in Ukraine must account for at least 70% of all programming and programming produced by Studio 1+1 must account for 49% of all programming (including dubbing of purchased programming into the Ukranian language).

Seasonality

         The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

Employees

         As of March 9, 2000, CME had a corporate operations staff of 16 employees (versus 49 as of December 31, 1998) and its Subsidiaries had a total of approximately 2,000 employees (versus 2,900 as of December 31, 1998). None of CME's employees or the employees of any of its Subsidiaries are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2. PROPERTIES

         CME Development Corporation leases office space in London in one location. The lease, for 2,205 square feet of office space, expires in 2006.

         The Company has entered into an agreement on behalf of MPI which gives the Company the option to acquire the facility in Bucharest which contains PRO TV's studios for a purchase price of approximately $1.8 million. The Company owns a portion of a building in Ljubljana which contains POP TV's studios and offices. STS owns its principal office facility near Bratislava. Studio 1+1 leases office and studio space.

         CNTS owns a building of approximately 65,000 square feet which contains modern studios in Prague, Czech Republic.

Item 3. LEGAL PROCEEDINGS

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

         On November 10, 1999, the arbitral tribunal issued a preliminary order directing Dr. Zelezny to take steps to restore CNTS to its prior position as an exclusive provider of critical services for TV Nova. Among other things, the order requires Dr. Zelezny to sever all dealings between CET and other service providers and to resume exclusive relations with CNTS in the areas where CNTS was previously providing these services, including program acquisition, programming and broadcasting services, and brokerage of advertising and receipt of advertising revenues. The preliminary order will remain in effect until the arbitral tribunal directs otherwise. Dr. Zelezny has indicated that he will not comply with the tribunal's order.

         CME has requested that the arbitral tribunal issue a partial final award against Dr. Zelezny, which would include substantially all of the terms of the preliminary order and substantial fines against Dr. Zelezny for noncompliance with the preliminary order. The arbitral tribunal has scheduled an oral hearing on CME's request for a partial final award for March 16, 2000. A final award in the arbitration, following a final hearing in Amsterdam, The Netherlands, is expected during the second half of 2000.

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

         CNTS has filed several legal actions against Dr. Zelezny, including a damages claim for breaches of his fiduciary duties while serving as an executive of CNTS. On October 26, 1999, CNTS filed an unfair competition claim against Dr. Zelezny and CET with the Regional Commercial Court in Prague, and requested that the court order them to cease their competitive activities with CNTS. These actions are pending.

         In December 1999, the Czech Media Council approved CET's request for a share capital increase, which was subsequently approved by CET. As a result of the CET share capital increase, Dr. Zelezny's participation interest in CET was reduced from 60% to 11.8% since he did not subscribe to any of the additional share capital. CME believes that the reduction of Dr. Zelezny's participation interest in CET was designed to frustrate the enforcement of the preliminary order, the partial final award the Company is now seeking, and any possible final award of damages against Dr. Zelezny in the ongoing arbitration proceedings between the Company and Dr. Zelezny. The Company has filed several legal actions in the Czech courts to invalidate the CET share capital increase. These actions are pending.

         On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted by the Company are substantially similar to those asserted by Mr. Lauder in the arbitration proceedings that he has instituted in his personal capacity against the Czech Republic. See Item 1, "Status of Nova TV Dispute". The claim seeks monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration will take place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law.

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

Perekhid failed to proceed with such appeal within nine months from the date it filed the notice of appeal and as a result the appeal lapsed automatically in March 1999. On February 19, 1999, Atlantic Group Limited (formerly known as Perekhid Media Enterprise Ltd.) initiated proceedings against CME in the High Court in London, seeking $81,772,759 in damages. As in the New York proceedings, Atlantic Group Limited alleged that CME conspired with others to use unlawful means to procure the termination of Atlantic Group Limited's right to provide programming and advertising sales on UT-2. On March 17, 1999, CME issued a summons to stay the London proceedings on grounds inter alia, of forum non-conveniens. After a three day hearing, the English High Court of Justice accepted CME's summons and on December 8, 1999 granted an order staying the proceedings on the grounds of forum non-conveniens. The court further ordered the Atlantic Group Limited to pay CME's costs associated with the proceedings. On February 29, 2000 the court ordered the Atlantic Group Limited to pay to CME (pound)50,000 ($78,000) by March 31, 2000, and a second instalment of (pound)50,000 ($78,000) by April 28, 2000. Negotiation and, if necessary, further court action in respect of the balance of CME's costs continues.

         In August 1998, Gamatex Ltd., a Slovak company, asserted that it had obtained 100% ownership of Markiza-Slovakia s.r.o. through an auction process arising out of an unsatisfied claim against Markiza-Slovakia s.r.o. Markiza-Slovakia s.r.o. holds the Markiza TV broadcast license and owns a 51% voting interest in STS. In December 1998, the Regional Court of Bratislava removed Gamatex as the registered owner of Markiza. Following this decision, the General Meeting of STS in February 1999 approved the transfer of the 50.5% voting interest to the company Mirox s.r.o. ("Mirox"), a company owned by Dr. Pavol Rusko, the current General Director of STS. The transfer of the voting interest is pending registration. There was no material change in the economic interest in STS which will be owned 80% by the Company, 19.8% by Markiza and 0.2% by Mirox. A number of legal proceedings are still pending in the District Court of Bratislava and Regional Court of Bratislava in which the original owners of Markiza-Slovakia s.r.o. have claimed that Gamatex's ownership claims are not legally valid. STS has materially supported Markiza-Slovakia s.r.o. in a number of such proceedings, in particular proceedings to; (i) confirm the interests of the original owners of Markiza-Slovakia s.r.o.; (ii) declare invalid Markiza-Slovakia s.r.o. and STS shareholders' meetings called by Gamatex without proper notice; and (iii) declare invalid Gamatex's claim to ownership in Markiza-Slovakia s.r.o.

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia (the "Kanal A Agreement"). SBS claims to have certain rights to the equity of Kanal A pursuant to various agreements and has challenged the validity of the CME-Kanal A Agreement in a United Kingdom court. The Court has enjoined both SBS and the Company from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company has instituted a number of actions in courts in Slovenia to resolve these claims. See Item 1, under the heading "SBS Transaction" for information regarding the possible resolution of this dispute.

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on December 14, 1999.

         Note that the data in this Item 4 has not been retroactively stated to reflect the one-for-eight reverse stock split mentioned in (b) that was approved.

      a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of CME until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

                                                              For       Withheld
                                                              ---       --------

      Ronald S. Lauder                                     86,382,993    39,900
      Frederic T. Klinkhammer                              86,382,993    39,900
      Peter R. Goldscheider                                86,382,993    39,900
      Robert R. Grusky                                     86,382,993    39,900
      Nicolas G. Trollope                                  86,382,993    39,900
      Jacob Z. Schuster (nominee for initial election)     86,382,993    39,900
      Marie-Monique Steckel (nominee for initial election) 86,382,993    39,900

      Peter R. Goldscheider resigned as a Director on February 14, 2000. Robert
      R. Grusky resigned as a Director on February 15, 2000.

      b. The proposal to consider and act upon an amendment to CME's Bye-laws to effect a one-for-eight reverse stock split of the Company's Class A Common Stock, Class B Common Stock and Preferred Stock, and in connection with the reverse stock split, to increase the authorized share capital of CME was approved, with 86,300,193 votes cast for approval, 118,500 votes cast against approval and 4,200 votes abstaining.

      c. The proposal to consider and act upon an amendment to CME's Bye-laws permitting the Board of Directors to (i) set the maximum number of directors to serve on the Board of Directors and (ii) fill vacancies on the Board of Directors was approved, with 86,164,362 votes cast for approval, 239,531 votes cast against approval and 19,000 votes abstaining.

      d. The financial statements of CME for fiscal year ended December 31, 1998, together with the auditors' report thereon, were approved, with 86,403,993 votes cast for approval and 3,100 votes cast against approval and 15,800 votes abstaining.

      e. The proposal to appoint Arthur Andersen as auditors of CME and to authorize the directors to approve their fees was approved, with 86,419,793 votes cast for approval and 3,100 votes cast against approval with no abstentions.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         CME's Class A Common Stock began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV." On March 9, 2000, the last ed sales price for the Class A Common Stock was $12.375. The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years of the Company and for the first quarter of 2000, as reported by the Nasdaq National Market. All share information has been adjusted to reflect the one-for-eight reverse stock split which took effect on December 15, 1999.

Price Period                                                 High          Low
------------                                                 ----          ---

1998
First Quarter.....................................          233.000      171.000
Second Quarter....................................          234.500      160.000
Third Quarter.....................................          177.000       77.000
Fourth Quarter....................................           77.000       38.000
1999
First Quarter.....................................          104.000       55.000
Second Quarter....................................          100.000       41.000
Third Quarter.....................................           63.000        8.000
Fourth Quarter....................................           22.000        9.504
2000
First Quarter (through March 9, 2000).............           14.938        6.500


         At March 9, 2000, there were 35 holders of record (including brokerage firms and other nominees) of the Class A Common Stock and eight holders of record of the Class B Common Stock. There is no established public trading market for the Class B Common Stock.

         On December 22, 1998, RSL Capital, a company wholly-owned by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors, made an equity investment of $22.725 million in the Company in exchange for 1,515,000 shares of the Company's Class B Common Stock, which is a price equal to $15.00 per share, pursuant to the terms of a Stock Purchase Agreement, dated as of December 3, 1998, between the Company and RSL Capital (the "Stock Purchase Agreement"). Under the Stock Purchase Agreement, because the last reported daily trading price of the Class A Common Stock on Nasdaq Stock Market did not equal or exceed $15.00 for at least 20 consecutive trading days during the period that commenced on November 13, 1998 and ended on November 12, 1999, the Company on November 19, 1999 issued 757,500 additional shares of Class B Common Stock to RSL Capital for no additional consideration. The issuance of all these shares of Class B Common Stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act. The issuance was made pursuant to a privately negotiated transaction between the Company and RSL Capital, which, as described above, is wholly-owned by Ronald Lauder, the non-executive Chairman of the Company's Board of Directors.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (dollars in thousands, except per share data)

         The selected financial information presented below for the five years ended December 31, 1999 is derived from the audited Consolidated Financial Statements of the Company. The following selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the years ended December 31, 1999, 1998 and 1997, included elsewhere herein.

                                                                       Years Ended December 31,
                                                       1999         1998          1997         1996        1995
                                                       ----         ----          ----         ----        ----
Operating Data:                                                         (dollars in thousands)
Net revenues .....................................   $ 129,323    $ 174,291    $ 146,155    $ 134,278    $  98,919
                                                     ---------    ---------    ---------    ---------    ---------
Total station operating costs and expenses .......     139,405      112,836       92,925       83,888       52,542
Selling, general and administrative expenses .....      25,898       25,250       21,162       20,458        7,725
Corporate operating costs and development
         Expenses ................................      18,753       22,670       25,467       15,782       10,669
Amortization of goodwill and allowance for
         Development costs .......................      49,091       10,606       14,584        2,940        3,442
Non-cash stock compensation charge ...............        --           --           --           --            858
Capital registration tax .........................        --           --           --            809        1,375
Restructuring charge .............................        --          2,552         --           --           --
                                                     ---------    ---------    ---------    ---------    ---------
Total operating expenses .........................     233,147      173,914      154,138      123,877       76,611
                                                     ---------    ---------    ---------    ---------    ---------
Operating (loss)/income ..........................    (103,824)         377       (7,983)      10,401       22,308
Equity in loss of unconsolidated
         Affiliates ..............................     (11,021)      (3,398)     (10,340)     (17,867)     (14,816)
Loss on impairment of investments in
         Unconsolidated affiliates (1) ...........        --           --        (20,707)        --           --
Interest and other income ........................       5,974       25,094       10,087        2,590        1,238
Interest expense .................................     (20,003)     (42,644)     (15,858)      (4,700)      (4,959)
Foreign currency exchange gains/(losses) .........      12,983       (6,999)      (5,283)      (2,861)         324
Gain on sale of investment .......................      25,870         --           --           --           --
Other Income .....................................       8,250         --           --           --           --
                                                     ---------    ---------    ---------    ---------    ---------
Loss before provision    for  income     taxes,
minority interest and discontinued operations ....     (81,771)     (27,570)     (50,084)     (12,437)       4,095
Provision for income taxes .......................      (1,518)     (15,856)     (14,608)     (16,410)     (16,340)
                                                     ---------    ---------    ---------    ---------    ---------
Loss before minority  interest and  discontinued
operations .......................................     (83,289)     (43,426)     (64,692)     (28,847)     (12,245)
Minority interest in loss/(income) of
         Consolidated subsidiaries ...............         213         (156)       1,066       (1,072)      (6,491)
                                                     ---------    ---------    ---------    ---------    ---------
Net loss from continuing operations ..............     (83,076)     (43,582)     (63,626)     (29,919)     (18,736)

Discontinued operations (2):
         Operating loss of discontinued operations
        (Hungary) ................................     (10,208)     (37,576)      (4,480)         (84)        --
         Gain on disposal of discontinued
         Operations (Hungary) ....................       3,414         --           --           --           --

         Operating loss  on discontinued operations
         (Poland) ................................        --        (15,289)        --           --           --
         Loss  on  disposal  of  discontinued ....
         operations (Poland) .....................        --        (28,805)     (16,986)        --           --
                                                     ---------    ---------    ---------    ---------    ---------
Net loss .........................................   $ (89,870)   $(125,252)   $ (85,092)   $ (30,003)   $ (18,736)
                                                     =========    =========    =========    =========    =========
Net loss per common share from:
         Continuing operations - basic and diluted   $  (25.78)   $  (14.45)   $  (21.29)   $  (12.36)   $  (10.22)
         Discontinued operations - basic and
         Diluted .................................       (2.11)      (27.08)       (7.18)       (0.03)        --
                                                     ---------    ---------    ---------    ---------    ---------
                                                     $  (27.89)   $  (41.53)   $  (28.47)   $  (12.39)   $  (10.22)
                                                     =========    =========    =========    =========    =========

Common shares  used  in  computing  per  share
amounts (000s)
         Basic and diluted .......................       3,223        3,016        2,988        2,421        1,834
                                                     =========    =========    =========    =========    =========
Other Data:
Broadcast cash flow (3) ..........................   $  13,700    $  42,405    $  42,695    $  41,444    $  38,182
Cash flow from operations ........................     (12,702)      (9,172)     (21,210)      (2,537)       2,555
Balance Sheet Data:
Current assets ...................................   $ 103,070    $ 152,283    $ 174,631    $ 145,515    $ 116,728
Total assets .....................................     236,187      374,507      447,997      364,380      222,027
Total debt .......................................     198,128      230,771      230,720       55,096       20,285
Shareholders' (deficit)/equity ...................     (35,236)      65,707      157,582      249,320      138,936


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

(2) During the third quarter of 1999 the Company announced that is was selling substantially all of its Hungarian operations to SBS (Item 8, Consolidated Financial Statements, Note 18, "Subsequent Events"). The Company's financial statements have been restated for all periods presented in order to reflect the operations of Hungary as discontinued operations. During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and related operations as discontinued operations for all periods presented. The Company's financial statements have been restated for all periods presented in order to reflect the operations of Poland as discontinued operations.

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

         The primary internal sources of cash available for corporate operating costs are dividends and other distributions from Subsidiaries. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999. See Part 1, Item 1, "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. This suspension has resulted in CNTS being unable to distribute dividends in the future and consequently affected the major internal source of cash available for corporate operating costs and development expenses. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its Subsidiaries operate. The Subsidiaries' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, shareholders or creditors of these entities. The laws under which the Company's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

Selected Combined and Attributable Financial Information

         The following two tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the years ended December 31, 1999, 1998 and 1997 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of Markiza TV and Studio 1+1 (for 1998 and 1997 only) not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of December 31, 1999.

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

         Total Stations refer to CNTS, PRO TV, POP TV, Markiza TV and Studio 1+1. CNTS began operations in February 1994. See Part 1, Item 1, "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV and POP TV began operations in December 1995, Markiza TV began operations in August 1996 and Studio 1+1 began to generate significant revenues during the second quarter of 1997.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                                      Year
                               Ended December 31,

                                       -----------------------------------------
                                                     Net Revenue
                                       =========================================
                                          1999          1998          1997
                                          ----          ----          ----
     CNTS (2)......................         53,363       108,826        99,163
     PRO TV........................         40,627        41,937        30,155
     Markiza TV ...................         32,217        37,793        31,296
     POP TV........................         23,347        22,122        14,989
     Studio 1+1....................         14,501        23,598        16,661
                                       ------------ ------------- -------------
Total Stations.....................        164,055       234,276       192,264
                                       ============ ============= =============

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                                      Year
                               Ended December 31,
                                   (continued)

                                  ---------------------------------------------------------------------------------
                                                  EBITDA                             Broadcast Cash Flow

                                  ========================================= =======================================
                                         1999         1998          1997          1999        1998          1997
                                         ----         ----          ----          ----        ----          ----
     CNTS (2).....................    (13,038)      54,886        49,921          8,197      47,489        48,326
     PRO TV.......................     (3,087)      (2,016)       (1,298)         3,555      (3,070)       (3,889)
     Markiza TV ..................      2,639        2,483         5,259          5,114       2,634         4,044
     POP TV.......................      4,555         (808)       (1,613)         4,272      (2,014)       (1,742)
     Studio 1+1...................     (8,544)      (2,048)           19         (6,370)     (4,150)       (1,419)
                                  ------------- ------------ ------------- ------------- ------------ -------------
Total Stations....................    (17,475)      52,497        52,288         14,768      40,889        45,320
                                  ============= ============ ============= ============= ============ =============


(1) Important information about this table appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) CNTS data for 1999 reflects revenue earned until the Company's Czech Republic operations were suspended. See Part I, Item 1, "Status of Nova TV Dispute".

                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (unaudited)
                                     ($000s)
                             Year Ended December 31,

                                 -----------------------------------------------
                                 Economic               Net Revenue
                                 Interest (2)
                                 ============ ----------------------------------
                                              1999          1998         1997
                                              ----          ----         ----
     CNTS (3)....................   99%        52,829       107,738       98,171
     PRO TV......................   66%        26,814        27,678       19,902
     Markiza TV..................   80%        25,774        30,234       25,037
     POP TV ..................... 85.5%        19,962        18,914       12,816
     Studio 1+1..................   60%         8,701        14,159        9,997
                                             --------- ------------- -----------
Total Stations.................               134,080       198,723      165,923
                                             ========= ============= ===========

                                   -------------------------------------------------------------------------------
                                                    EBITDA                             Broadcast Cash Flow
                                   ====================================== ========================================
                                    1999           1998          1997         1999          1998          1997
                                    ----           ----          ----         ----          ----          ----
     CNTS (3)....................  (12,908)       54,337         49,422        8,115       47,014        47,843
     PRO TV......................   (2,037)       (1,331)          (857)       2,346       (2,026)       (2,567)
     Markiza TV..................    2,111         1,986          4,207        4,091        2,107         3,235
     POP TV .....................    3,895          (691)        (1,379)       3,653       (1,722)       (1,489)
     Studio 1+1..................   (5,126)       (1,229)            11       (3,822)      (2,490)         (851)
                                   -------       -------        -------     ---------     ---------     ---------
Total Stations...................  (14,065)       53,072         51,404       14,383        42,883       46,171
                                   ========      ========       ========    =========     =========     =========


(1) Important information about this table appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) Economic interest as of December 31, 1999. For comparison between the years ended December 31, 1999, 1998 and 1997, all results in this table are pro forma as if the December 31, 1999 percentages had also been in place during the years ended December 31, 1997 and 1998.

(3) CNTS data for 1999 reflects revenue earned until the Company's Czech Republic operations were suspended. See Part I, Item 1, "Status of Nova TV Dispute".

Combined EBITDA for the year ended December 31, 1999 compared to the year ended December 31, 1998

         The total combined EBITDA for the Company's Stations decreased by $69,972,000 from $52,497,000 to negative $17,475,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease was due to decreases in EBITDA at CNTS of $67,924,000, Studio 1+1 of $6,496,000 and PRO TV of $1,071,000 offset by increases in EBITDA at POP TV and Markiza TV of $5,363,000 and $156,000, respectively.

         CNTS's EBITDA decreased by $67,924,000, to negative $13,038,000 for 1999, compared to positive $54,886,000 for 1998. This decrease was due to the suspension of the broadcasting operations of CNTS beginning August 5, 1999. See
Part 1, Item 1, "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. As a result of the suspension of its broadcast operations and the material impact of this suspension upon its results, CNTS has taken a write-down of $21,480,000 on the full value of its programming library.

         Studio 1+1 recorded negative EBITDA of $8,544,000 for 1999 compared to negative EBITDA of $2,048,000 for 1998. Since the Russian financial crisis of August/September 1998 the economic situation in Ukraine has remained very weak and consequently the advertising market has not recovered to pre-crisis levels. This has resulted in a drop in the net revenues of Studio 1+1 of $9,097,000 or nearly 39%. Studio 1+1 reduced operating costs by $2,601,000, or 10%, during 1999 compared to 1998. This reduction was primarily the result of a decrease of $5,851,000 in salary and benefit costs, selling, general and administrative costs and broadcast operations and engineering expenses partially offset by an increase in programming rights costs. As a result of the weak economy and the 50% decline in the television advertising market Studio 1+1 determined that additional amortization of $3,250,000 of programming rights costs was required to reduced the value of the programming library to its net realizable value.

         POP TV's EBITDA improved from negative $808,000 for 1998 to positive $4,555,000 for 1999. This increase of $5,363,000 was partially due to an increase of $1,225,000, or 6%, in net revenues as POP TV capitalized on its market leading position and took full advantage of the slight growth in the Slovenian advertising market. The majority of the increase in EBITDA was a result of the $4,138,000, or 18%, reduction in the operating costs of POP TV during 1999 compared to 1998, including reductions in production costs, programming rights costs, marketing and selling costs and general overhead costs.

         PRO TV's EBITDA decreased by $1,071,000, or 53%, from negative $2,016,000 for 1998 to negative $3,087,000 for 1999. The decrease was due to a combination of an increase in programming rights costs of $5,691,000 and the reduction in net revenues of $1,310,000 during 1999 compared to 1998. The economic situation in Romania did not improve in 1999 and the television advertising market decreased by 20%. In light of the economic situation PRO TV reviewed its program library and took an additional $5,520,000 in amortization to reduce the library to its net realizable value. The decrease in EBITDA was partially offset by reductions in PRO TV's salary and benefit costs, marketing and selling costs and general overhead costs.

         Markiza TV recorded an EBITDA increase of $156,000, or 6%, from $2,483,000 for 1998 to $2,639,000 for 1999. This increase was achieved despite a reduction in the dollar net revenues of Markiza TV of $5,576,000, or nearly 15%. This reduction in dollar net revenues was a result of the 14% devaluation of the Slovak koruna against the dollar during 1999. In local currency terms, the net revenues of Markiza TV for 1999 increased slightly compared to 1998. Markiza TV reduced operating costs by $5,732,000, or 16%, during 1999 compared to 1998 which offset the decrease in dollar net revenues. This reduction in operating costs was primarily due to reduced programming rights costs and a reduction in marketing and selling costs.

         Primarily as a result of the suspension of the broadcasting operations of CNTS, the total combined EBITDA decreased by $69,972,000 from positive $52,497,000 in 1998 to negative $17,475,000 in 1999.

Broadcast Cash Flow

         Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

Application of Accounting Principles

         Although the Company conducts operations largely in foreign currencies, the Company prepares its consolidated financial statements in United States dollars and in accordance with GAAP. In CME's Consolidated Statements of Operations, consolidated entities include wholly-owned subsidiaries and the results of CNTS, PRO TV, POP TV, Studio 1+1 (for 1999 only), Media Vision and Video Vision and separately set forth the minority interests attributable to other owners of such companies. The results of Markiza TV and Studio 1+1 (for the years ending December 31, 1998 and 1997) have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value.

         In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet was consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998, but on the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in the Company's financial statements.

Foreign Currency

         The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV and certain Studio 1+1 entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate and statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity (in accumulated other comprehensive income
(loss)) with no effect on the consolidated statements of operations.

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

         The exchange rates at the end of and for the periods indicated are shown in the table below.

                                                     Balance Sheet                        Income Statement
                                            ------------------------------    -------------------------------------
                                                    At December 31,             Weighted average for the years
                                                                                        ending December 31,
                                              1999       1998     % Change         1999         1998       % Change
                                              ----       ----     --------         ----         ----       --------

Czech koruna equivalent of $1.00              35.98      29.86     (20.5)%           34.73       31.96       (8.7)%
German mark equivalent of $1.00                1.95       1.67     (16.8)%            1.89        1.76       (7.4)%
Romanian lei equivalent of $1.00             18,255     10,983     (66.2)%          15,310       8,863      (72.7)%
Slovak koruna equivalent of $1.00             42.27      36.91     (14.5)%           41.71       35.20      (18.5)%
Slovenian tolar equivalent of $1.00          196.77     161.20     (22.1)%          183.98      165.99      (10.8)%
Ukrainian hryvna equivalent of $1.00           5.22       3.43     (52.2)%            4.13        2.45      (68.6)%

         The Company's results of operations and financial position during 1999 were impacted by changes in foreign currency exchange rates since December 31, 1998.

Results of Operations

Discontinued Operations

         On February 21, 2000, the Company sold substantially all of its operations in Hungary to SBS - see Item 8, Consolidated Financial Statements,
Note 18, "Subsequent Events". This has resulted in these operations being treated as discontinued operations for all periods described in Results of Operations. The Company's financial statements have been restated for all periods presented in order to reflect the operations in Hungary as discontinued operations.

         During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and operations as discontinued operations. The Company's financial statements have been restated for 1998 and 1997 to reflect these operations in Poland as discontinued operations.

Year ended December 31, 1999 compared to year ended December 31, 1998

         CME's consolidated net revenues decreased by $44,968,000, or 26%, to $129,323,000 for 1999 from $174,291,000, for 1998. The decrease was due to a decrease of $55,463,000 in the net revenues of CNTS and the decrease of $1,310,000 in the net revenues of PRO TV, offset by a $1,225,000 increase in net revenues at POP TV and the inclusion of Studio 1+1 as a consolidated entity for the year ended December 31, 1999. CNTS suspended broadcast operations on August 5, 1999 and has not generated any material revenues since that time. See Part I,
Item 1, "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. The suspension of operations at CNTS has led to a large reduction in net revenues in 1999 compared to 1998.

         POP TV's net revenues increased as it continued to capitalize on its market leading position. In Ukraine and Romania the advertising markets declined year over year as the economies experienced recessionary effects from the Russian financial crisis and lack of economic reform.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $26,569,000, or 24%, to $139,405,000 for 1999 from $112,836,000 for 1998. The increase in total station operating costs and expenses was primarily due to the inclusion of Studio 1+1 as a consolidated entity for the year ended December 31, 1999 and an increase in amortization of programming rights of $30,132,000. This increase is primarily due to the write-down of $21,480,000 on the full value of the CNTS programming library and the increase of $5,691,000 in amortization of programming rights at PRO TV. See Part I, Item 1 "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. The increase in amortization of programming rights was partially offset by a reduction in amortization of programming rights at POP TV of $1,204,000. The increase in total station operating costs and expenses was partially offset by reductions in station operating costs and expenses at PRO TV of $2,594,000, due to reduced salary and benefit costs and POP TV of $1,382,000, primarily due to lower production expenses and reduced salary and benefit costs.

         Station selling, general and administrative expenses increased by $648,000, or 3%, to $25,898,000 for 1999 from $25,250,000 for 1998. The increase is attributable to the inclusion of Studio 1+1 as a consolidated entity for the year ended December 31, 1999 offset by reductions in selling, general and administrative costs at PRO TV of $3,337,000 and POP TV of $1,553,000. In 1999, PRO TV reduced marketing costs and administrative costs and POP TV reduced marketing costs compared to 1998.

         Corporate operating costs and development expenses decreased by $3,917,000, or 17%, from $22,670,000 in 1998 to $18,753,000 in 1999, mainly due to reduced corporate headcount and lower corporate operating expenses.

         Amortization of goodwill and allowance for development costs increased by $38,485,000 from $10,606,000 for 1998 to $49,091,000 for 1999. This increase is attributable to the additional $40,511,000 write-down of the goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. See Item 8, Consolidated Financial Statements, Note 5, "Impairment of CNTS Goodwill" and below for a further discussion on CNTS and Nova TV and the ongoing dispute between CNTS and CET.

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge was comprised of severance and other associated costs and has been fully expensed.

         As a result of the above factors, the Company generated an operating loss of $103,824,000 for 1999 compared to operating income of $377,000 for 1998.

         Equity in loss of unconsolidated affiliates increased by $7,623,000 to a loss of $11,021,000 for 1999 from a loss of $3,398,000 for 1998. This increase is a result of Markiza TV recording a higher loss for 1999 than 1998 and certain entities of the Studio 1+1 group that are not consolidated recording a loss $6,810,000 for 1999.

         Net interest and other income changed by $3,521,000 to an expense of $14,029,000 for 1999 from an expense of $17,550,000 for 1998. This decrease is due to reduced borrowing at all stations with the exception of POP TV.

         The net foreign currency exchange gain of $12,983,000 for 1999 compared to the net foreign exchange loss of $6,999,000 for 1998 was primarily attributable to the effect of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the Czech koruna debt funding for the 1996 purchase by the Company of CS Bank's economic interest in CNTS.

         Gain on sale of investment of $25,870,000 in 1999 relates to the sale by the Company of its interest in a Romanian mobile telephone company MobilRom S.A.

         Other income of $8,250,000 relates to the cash received from SBS on the termination of the Reorganization Agreement. See Item 8, Consolidated Financial Statements, Note 1, "Organization and Business".

         Provision for income taxes was $1,518,000 for 1999 compared to $15,856,000 for 1998. This decrease is due to the suspension of the broadcasting operations of CNTS and the resulting decrease in net income. See Part I, Item 1, "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in loss of consolidated subsidiaries was $213,000 in 1999 compared to minority interest in income of $156,000 for 1998. This change was due to the losses incurred by CNTS. See Part I, Item 1, "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         As a result of these factors, the net loss of the Company was $89,870,000 for 1999 compared to $125,252,000 for 1998.

Year ended December 31, 1998 compared to year ended December 31, 1997

         CME's consolidated net revenues increased by $28,136,000, or 19%, to $174,291,000 for 1998 from $146,155,000, for 1997. Net revenues increased for each of the consolidated television operations (CNTS, PRO TV, and POP TV). However, the Russian financial crisis resulted in a number of advertisers reducing their advertising budgets in the fourth quarter of 1998 in many markets in Central and Eastern Europe, which adversely impacted net revenues at all CME stations.

         CNTS, PRO TV and POP TV's net revenues improved primarily due to growth in their respective television advertising markets despite the lingering effects of the Russian financial crisis on the advertising market in Romania and economic difficulties during 1998 in the Czech Republic.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $19,911,000, or 21%, to $112,836,000 for 1998 from $92,925,000 for 1997. The increase in total station operating costs and expenses was due to increases in operating costs and expenses at PRO TV of $13,137,000, POP TV of $5,012,000 and CNTS of $2,757,000.

         PRO TV's station operating costs and expenses rose primarily as a result of expansion of network affiliates, higher prices for acquired programming and increased hours of self-production. In addition, programming amortization increased due to the second channel Acasa and depreciation increased due to the second channel Acasa and depreciation increased due to the increase in network and broadcast equipment needed to expand the signal reach. Both CNTS and POP TV's operating costs and expenses increases were primarily attributable to higher production costs as a result of increased local production in response to audience demand and, in the case of POP TV, higher acquired programming costs due to an increase in programming prices.

         Station selling, general and administrative expenses increased by $4,088,000, or 19%, to $25,250,000 for 1998 from $21,162,000 for 1997. The increase is primarily attributable to increases at PRO TV and POP TV.

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

         The decrease in amortization of goodwill and allowance for development costs of $3,978,000 in 1998 compared to 1997 is primarily attributable to lower development activity.

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs.

         As a result of the above factors, the Company generated operating income of $377,000 for 1998 compared to an operating loss of $7,983,000 for 1997.

         Equity in loss of unconsolidated affiliates changed by $6,942,000 to a loss of $3,398,000 for 1998 from a loss of $10,340,000 for 1997. This is a result of the Company's termination of its German operations as of December 31, 1997.

         Net interest and other income changed by $11,779,000 to negative $17,550,000 for 1998 from negative $5,771,000 for 1997. This was primarily attributable to a full year of interest expense related to CME's $100,000,000 principal amount 9.375% Senior Notes and DM 140,000,000 principal amount 8.125% Senior Notes, each due 2004, issued in August 1997 (collectively, the "Senior Notes").

         The net foreign currency exchange loss increased to $6,999,000 for 1998 from $5,283,000 for 1997. The loss increased due to the effect of the appreciation of the German mark against the United States dollar on the Company's DM denominated Senior Notes and the effect of the appreciation of Czech koruna against the United States dollar on the Company's Czech koruna denominated loan with Ceska Sporitelna Bank ("CS"). This increase was offset in part by the effect of the appreciation of the Czech koruna on the Company's Czech koruna cash balances.

         Provision for income taxes was $15,856,000 for 1998, an increase of $1,248,000 from $14,608,000 for 1997 due to an increase in CNTS's taxable income.

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

Czech Republic

         As discussed in Part I, Item 1, under the heading "Status of Nova TV Dispute" and Part I, Item 3, "Legal Proceedings", CNTS suspended operations on August 5, 1999 and has not generated any revenues since that date. Consequently, the Company's results of operations have been materially adversely affected. Despite the suspension of CNTS's operations, the Company believes that the recent transaction with SBS and in particular the CME Put Option on the ITI Note (see Part I, Item 1, under "SBS Transaction") should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. This suspension was caused by CET, the license holder for Nova TV. On August 5, 1999, CET pre-empted CNTS's transmission of programming for Nova TV and announced their withdrawal from the Services Agreement between CNTS and CET. Dr. Zelezny was removed as General Director and Executive of CNTS on April 19, 1999.

         The Company has taken a write-down of $21,480,000 on the full value of the programming library of CNTS and in addition, the Company has taken a write-down of $40,511,000 on the full carrying value of the goodwill relating to purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997 (see Item 8, Consolidated Financial Statements, Note 5, "Impairment of CNTS Goodwill").

Liquidity and Capital Resources

         Net cash used in operating activities was $12,702,000 in 1999 compared to $9,172,000 in 1998.

         Net cash provided by investing activities was $14,364,000 in 1999 compared to net cash used in investing activities of $74,857,000 in 1998. The increase of $89,221,000 was primarily attributable to the proceeds received on the sale of the Company's interest in MobilRom S.A., lower investments in discontinued operations during 1999 and lower investments in fixed assets.

         Net cash used in financing activities for 1999 was $6,377,000 compared to net cash provided by financing activities of $22,267,000 in 1998. The decrease of $28,644,000 was primarily due to the equity investment from RSL Capital LLC in 1998 and higher loan repayments in 1999.

         In October 1999, the Company received $8,250,000 in cash from SBS in connection with the termination of the Reorganization Agreement.

         The Company had cash and cash equivalents of $36,990,000 at December 31, 1999 compared to $43,354,000 at December 31, 1998.

         On March 2, 2000, the Company added to its cash balances by receiving approximately $4,400,000 from the sale of its assets in Hungary. See Item 8, Consolidated Financial Statements, Note 18, "Subsequent Events".

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

         On August 1, 1996, the Company purchased CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at December 31, 1999 was Kc 462,580,600 ($12,857,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,181,000) during the period from February 2000 through May 2002, and Kc 37,580,000 ($1,045,000) in August 2002.

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As of December 31, 1999, the loan was fully drawn. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME. This credit agreement contains certain covenants with which the Company was not in compliance, but for which the Company has received a waiver.

         PRO TV has two borrowing facilities with Tiriac Bank in Romania. The first facility consists of a $2,000,000 line of credit which matures in June 2000. At December 31, 1999, $502,000 was outstanding under this facility. The second facility for $4,000,000 matures in December 2002. At December 31, 1999, $2,838,000 was borrowed under this facility. These facilities are secured by PRO TV's equipment and vehicles.

         The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. As discussed above under the heading "Czech Republic", the continuing dispute between CNTS and CET has resulted in the suspension of the operations of CNTS. Unless CNTS is able to resume operations, it will not be able to pay dividends to the Company in the future. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends.

         The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow, local financing of broadcast operations and the CME Put Option on the ITI Note (see
Item 8, Consolidated Financial Statements, Note 18, "Subsequent Events") should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months.

Year 2000

         Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000. In terms of supply chain readiness, on the basis of the information available to us, we do not expect disruptions caused by the failures of third parties to remediate their Year 2000 issues. Costs related to the Year 2000 program were not significant.

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

Forward-looking Statements

         Statements made in Part I, Item 1, under the heading "Status of Nova TV Dispute", Part II, Item 7, under "Results of Operations", "Czech Republic" and under "Liquidity and Capital Resources" regarding future operations of CNTS, the ongoing dispute between CNTS and CET, future investments in existing television broadcast operations, business strategies and commitments and the timing of the need for additional cash resources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include legal, political and regulatory conditions and developments in the Czech Republic.

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

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At December 31, 1999 the Company held no foreign exchange contracts.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To Central European Media Enterprises Ltd.:

         We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with United States generally accepted accounting principles.

                                                           ARTHUR ANDERSEN

Hamilton, Bermuda
March 15, 2000

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                        (US$ 000s, except per share data)

      ASSETS                                                                              December 31,
                                                                                --------------------------
                                                                                       1999         1998
                                                                                       -----        ----
CURRENT ASSETS:
     Cash and cash equivalents .................................................    $  36,990   $   43,354
     Restricted cash ............................................................       4,784           67
     Accounts receivable (net of allowances of $2,597, $3,193) ..................      15,099       39,846
     Program rights costs .......................................................       9,883       25,981
     Advances to affiliates .....................................................      20,507       14,478
     Income taxes Receivable ....................................................       7,640         --
     Other short-term assets ....................................................       8,167       28,557
                                                                                    ---------    ---------
                     Total current assets .......................................     103,070      152,283

     Investments in unconsolidated affiliates ...................................      23,095       29,357
     Loans to affiliates ........................................................       4,863        5,873
     Property, plant and equipment (net of depreciation of $56,292, $49,293) ....      48,471       61,926
     Program rights costs .......................................................       8,911       21,206
     License costs and other intangibles (net of amortization of $10,376, $6,705)       2,912        6,365
     Goodwill (net of amortization of $79,263, $27,504) .........................      19,393       70,196
     Note receivable (Note 18) ..................................................      20,071       20,071
     Deferred Tax Asset .........................................................         138         --
     Other assets ...............................................................       5,263        7,230
                                                                                    ---------    ---------
                     Total assets ...............................................   $ 236,187    $ 374,507
                                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Net Liabilities of discontinued operations .................................    $      -    $   2,579
     Accounts payable and accrued liabilities ...................................      51,504       57,269
     Duties and other taxes payable .............................................      11,678       11,541
     Income taxes payable .......................................................         864        1,157
     Current portion of credit  facilities and obligations  under capital leases        6,409        9,670
     Investments payable ........................................................       5,188       12,281
     Advances from affiliates ...................................................       1,028        2,533
                                                                                    ---------    ---------
                     Total current liabilities ..................................      76,671       97,030

     Deferred income taxes ......................................................        --            302
     Long-term portion of credit facilities and obligations
     under capital leases .......................................................      15,115       22,653
     Investments payable ........................................................        --          2,563
     $100,000,000 9 3/8% Senior Notes ...........................................      99,897       99,875
     DM 140,000,000 8 1/8% Senior Notes .........................................      71,519       83,729
     Other Liabilities ..........................................................       7,843        1,946
     Minority interest in consolidated subsidiaries .............................         378          702

     Commitments and contingencies (Note 13)

SHAREHOLDERS' (DEFICIT) EQUITY:
     Class A Common Stock, $0.08 par value: authorized:
       100,000,000 shares at December 31, 1999 and December 31, 1998; issued and outstanding: 2,313,346 at December 31, 1999 and 2,258,859 at
       December 31, 1998 ........................................................         185          181
       Class B Common Stock, $0.08 par value: authorized:
       15,000,000 shares at December 31, 1999 and December 31, 1998; issued and outstanding: 991,842 at December 31, 1999 and 947,166 at December
       31, 1998 .................................................................          79           76
     Additional paid-in capital .................................................     356,385      356,378
     Accumulated deficit ........................................................    (378,218)    (288,348)
     Accumulated other comprehensive loss .......................................     (13,667)      (2,580)
                                                                                    ---------    ---------

                     Total shareholders' (deficit) equity .......................     (35,236)      65,707
                                                                                    ---------    ---------

     Total liabilities and shareholders' equity .................................   $ 236,187    $ 374,507
                                                                                    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$ 000s, except per share data)

                                                                                For the years
                                                                              ended December, 31
                                                                     -----------------------------------
                                                                      1999         1998          1997
                                                                      ----         ----          ----

Gross revenues ....................................................   $ 158,388    $ 225,442    $ 189,832
Discounts and agency commissions ..................................     (29,065)     (51,151)     (43,677)
                                                                      ---------    ---------    ---------
Net revenues ......................................................     129,323      174,291      146,155

STATION EXPENSES:
      Other operating costs and expenses ..........................      59,747       68,799       56,947
      Amortization of programming rights ..........................      57,991       27,859       21,080
      Depreciation of station fixed assets and other intangibles ..      21,667       16,178       14,898
                                                                      ---------    ---------    ---------
      Total station operating costs and expenses ..................     139,405      112,836       92,925
      Selling, general and administrative expenses ................      25,898       25,250       21,162

CORPORATE EXPENSES:
      Corporate operating costs and development expenses ..........      18,753       22,670       25,467
      Amortization  of goodwill and allowance for development costs      49,091       10,606       14,584
      Restructuring charge (Note 6) ...............................        --          2,552         --
                                                                      ---------    ---------    ---------
                                                                         67,844       35,828       40,051
                                                                      ---------    ---------    ---------

Operating (loss)/income ...........................................    (103,824)         377       (7,983)

Equity in loss of unconsolidated affiliates (Note 15) .............     (11,021)      (3,398)     (10,340)
Loss on impairment of investments in unconsolidated affiliates ....        --           --        (20,707)
Net interest and other income/(expense) ...........................     (14,029)     (17,550)      (5,771)
Foreign currency exchange gain/(loss),net .........................      12,983       (6,999)      (5,283)
Gain on sale of investment (Note 17) ..............................      25,870         --           --
Other Income (Note 1) .............................................       8,250         --           --
                                                                      ---------    ---------    ---------

Loss before provision for income taxes, minority interest and
discontinued operations ...........................................     (81,771)     (27,570)     (50,084)
Provision for income taxes ........................................      (1,518)     (15,856)     (14,608)
                                                                      ---------    ---------    ---------

Loss before minority interest and discontinued operations .........     (83,289)     (43,426)     (64,692)
Minority interest in loss/(income) of consolidated subsidiaries ...         213         (156)       1,066
                                                                      ---------    ---------    ---------

Net loss from continuing operations ...............................     (83,076)     (43,582)     (63,626)

Discontinued operations:
      Operating loss of discontinued operations (Hungary) .........     (10,208)     (37,576)      (4,480)
      Gain on disposal of discontinued operations (Hungary) .......       3,414         --           --

      Operating loss on discontinued operations (Poland) ..........        --        (15,289)     (16,986)
      Loss on disposal of discontinued operations (Poland) ........        --        (28,805)        --
                                                                      ---------    ---------    ---------
                                                                         (6,794)     (81,670)     (21,466)
                                                                      ---------    ---------    ---------

Net loss ..........................................................   $ (89,870)   $(125,252)   $ (85,092)
                                                                      =========    =========    =========

PER SHARE DATA
Net loss per share (Note 3)
      Continuing operations - Basic and diluted ...................   $  (25.78)   $  (14.45)   $  (21.29)
      Discontinued operations - Basic and diluted .................       (2.11)      (27.08)       (7.18)
                                                                      ---------    ---------    ---------
      Total .......................................................   $  (27.89)   $  (41.53)   $  (28.47)
                                                                      =========    =========    =========

Weighted average common shares used in computing per share amounts:
      Basic and diluted ...........................................       3,223        3,016        2,988
                                                                      =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           For the Period from December 31, 1996 to December 31, 1999
                        (US$ 000s, except per share data)

                                                                                                   Accumulated
                                                         Class A  Class B                            Other        Total
                                         Comprehensive   Common   Common   Capital   Accumulated Comprehensive Shareholders'
                                         Income (Loss)    Stock    Stock   Surplus     Deficit      Income     Equity/(Deficit)
                                                                                          (a)      (Loss) (b)
                                         ---------------------------------------------------------------------------------------

BALANCE, December 31, 1996 .............                   167        72    330,315     (78,004)      (3,230)     249,320

Comprehensive income (loss):
Net Loss ...............................     (85,092)                                   (85,092)                  (85,092)
Other comprehensive income (loss):
      Unrealized translation adjustments      (8,717)                                                 (8,717)      (8,717)
                                             -------
Comprehensive loss .....................     (93,809)
                                             =======

Stock issued:
Capital contributed by
shareholders ...........................                     2         (1)    2,071          --          --         2,072
                                                      -------------------------------------------------------------------

BALANCE, December 31, 1997 .............                   169        71    332,386    (163,096)     (11,947)     157,583

Comprehensive income (loss):
Net Loss ...............................    (125,252)                                  (125,252)                 (125,252)
Other comprehensive income (loss):
      Unrealized translation adjustments       9,367                                                   9,367        9,367
                                             -------

Comprehensive loss .....................    (115,885)
                                            ========


Stock issued:
Capital contributed by
shareholders, net of costs of $ 227.....                    12         5     23,992          --          --        24,009
                                                      -------------------------------------------------------------------

BALANCE,December 31, 1998 ..............                   181        76    356,378    (288,348)      (2,580)      65,707

Comprehensive income (loss):
Net Loss ...............................     (89,870)                                   (89,870)                  (89,870)
Other comprehensive income (loss):
      Unrealized translation adjustments     (11,087)                                                (11,087)     (11,087)
                                             -------

Comprehensive loss .....................    (100,957)
                                            ========

Stock issued:
Capital contributed by shareholders.....                     4         3          7        --           --             14
                                                      -------------------------------------------------------------------


BALANCE, December 31, 1999 .............                   185        79    356,385    (378,218)     (13,667)     (35,236)
                                                      ====================================================================


(a) Of the accumulated deficit of $378,218 at December 31, 1999, $96,185 represents accumulated losses in unconsolidated affiliates.

(b)  Represents foreign currency translation adjustments.


     The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (US$ 000s)

                                                                                     For the years ended December 31,
                                                                                   -----------------------------------
                                                                                      1999         1998         1997
                                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .......................................................................   $ (89,870)   $(125,252)   $ (85,092)
Adjustments to reconcile net loss to net cash used in operating activities:
     Equity in loss of unconsolidated affiliates ...............................      11,021        3,398       10,340
     Loss on impairment of investments in unconsolidated affiliates ............        --           --         20,707
     Depreciation and amortization (excluding amortization of barter programs)..     130,361       55,817       49,658
     Discontinued operations ...................................................       6,794       81,670       21,466
     Gain on sale of investment ................................................     (25,870)        --         (2,255)
     Minority interest in (loss) income of consolidated subsidiaries ...........        (213)         156       (1,066)
     Valuation allowance for development costs .................................        --           --          1,125
     Foreign currency exchange (gain) loss, net ................................     (12,983)       6,999        5,283
     Accounts receivable .......................................................      19,007          705       (4,440)
     Cash paid for program rights ..............................................     (28,312)     (30,304)     (28,449)
     Advances to affiliates ....................................................      (7,000)      (1,158)      (5,348)
     Other short-term assets ...................................................       6,398       (3,417)      (1,943)
     Accounts payable and accrued liabilities ..................................     (14,361)       3,062       (1,860)
     Income and other taxes payable ............................................      (7,674)        (848)         664
                                                                                   ---------    ---------    ---------
          Net cash used in operating activities ................................     (12,702)      (9,172)     (21,210)
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in unconsolidated affiliates ..................................        --         (7,148)      (8,264)
     Other Investments .........................................................      (6,063)         (34)      (5,133)
     Investments in discontinued operations ....................................      (9,373)     (46,770)     (61,934)
     Cash proceeds from disposal of discontinued operations ....................      39,260       10,000         --
     Restricted cash ...........................................................      (4,717)         733        1,949
     Acquisition of fixed assets ...............................................      (6,052)     (14,884)     (10,479)
     Acquisition of minority interest ..........................................        --         (9,930)     (16,950)
     Purchase of business, net of cash acquired ................................        --           --         (2,471)
     Loans to affiliates .......................................................       1,383       (5,051)      (8,827)
     Payments for license costs, other assets and intangibles ..................         (74)      (1,773)      (3,432)
     Development costs .........................................................        --           --           (121)
                                                                                   ---------    ---------    ---------
          Net cash provided by (used in) investing activities .................       14,364      (74,857)    (115,662)
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Credit facilities and payments under capital leases .......................      (6,358)      (2,495)     (11,051)
     Dividends paid to minority shareholders ...................................        --         (1,777)      (3,090)
     Issuance of debt, net of related costs ....................................        --           --        169,572
     Capital contributed by shareholders .......................................          14       24,007        2,072
     Other long term liabilities ...............................................         (33)       2,532          (42)
     Investments by minority shareholders in consolidated subsidiaries .........        --           --          2,652
                                                                                   ---------    ---------    ---------
     Net cash (used in) provided by financing activities .......................      (6,377)      22,267      160,113
                                                                                   ---------    ---------    ---------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH ...................................      (1,649)       1,344         (665)
                                                                                   ---------    ---------    ---------
     Net (decrease) increase in cash and cash equivalents ......................      (6,364)     (60,418)      22,576
CASH AND CASH EQUIVALENTS, beginning of period .................................      43,354      103,772       81,196
                                                                                   ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period .......................................   $  36,990    $  43,354    $ 103,772
                                                                                   =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
          Interest .............................................................   $  19,522    $  20,413    $   4,590
          Income Taxes .........................................................   $   9,488    $  16,519    $  23,318

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING TRANSACTIONS
Capital lease obligations incurred..............................................   $     516         --           --


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

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CET 21, spol. s.r.o. ("CET") holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided television programming and other services to CET, which broadcasts the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. Pursuant to a Services Agreement with CET dated May 21, 1997 (the "Services Agreement"), CNTS provided substantially all of the television and programming services to Nova TV, and in consideration therefor, CNTS collected all of Nova TV's advertising and other revenues, and retained as compensation for its services the balance of those revenues net of Nova TV's operating expenses less kc 100,000 ($2,800) per month payable to CET.

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Services Agreement due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that CET would not utilize the services of CNTS for Nova TV in the future. CET has continued to pre-empt all of CNTS's programming for Nova TV. As a result of this situation, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed 265 employees.

         The Company and Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors, have sought remedies in a number of court and arbitration proceedings, each of which is pending final decision. The Company is seeking various forms of relief, reinstatement of its status and rights, and reimbursement of previous amounts paid to Dr. Zelezny and of costs incurred and damages sustained during or as a result of this dispute. No gains for such claims have been recorded and, furthermore, the Company has recorded a provision to reflect the impairment of its goodwill in CNTS (see Note 5, "Impairment of CNTS Goodwill").

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

         In Slovenia, the Company operates POP TV, together with MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), through Produkcija Plus d.o.o. ("Pro Plus"). Under the names POP TV and Gajba TV, Pro Plus provides programming to, and sells advertising for, affiliated stations. The Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.5% as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59. Tele 59 owns a 21% equity interest in Pro

Plus, and MMTV currently owns a 1% equity interest in Pro Plus. The Company also owns a 20% equity interest in MTC Holding d.o.o. ("MTC") which owns the remaining 90% equity interest in MMTV. 76% of MTC's equity is being separately held by a Slovene person, in trust for the Company, until the Slovene media law is clarified or until the Company determines final ownership.

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

         On September 28, 1999, the Company announced that the Reorganization Agreement dated March 29, 1999 between the Company and SBS Broadcasting S.A. ("SBS") (the "Reorganization Agreement") had been mutually terminated. In connection with the termination of the Reorganization Agreement, the Company received $8,250,000 as a termination fee from SBS, which has been recorded as other income in the Company's accompanying Consolidated Statement of Operations. It was further agreed that the Company would sell substantially all of its Hungarian operations to SBS and the Company would acquire an option to acquire from SBS a controlling interest in Kanal A for $12,000,000. Kanal A is the second leading commercial television station in Slovenia. See Note 18, "Subsequent Events"

2. FINANCING OF OPERATING AND CAPITAL NEEDS

         In 1999, the Company continued to use the cash proceeds from the equity investment from RSL Capital LLC ("RSL"), a company wholly owned by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors and the cash received from the sale of MobilRom in Romania.

         Despite the suspension of CNTS's operations, the Company believes that the recent transaction with SBS and in particular the CME Put Option on the ITI Note (see Note 18, "Subsequent Events") should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months.

         The Company had cash of $36,990,000 at December 31, 1999 to enable it to finance its future activities.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

         The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles subsidiaries, the Company's voting power is sufficient to compel the making of distributions. The Company's voting power is sufficient to compel CNTS to make distributions. As discussed above under the heading "Czech Republic", the continuing dispute between CNTS and CET has resulted in the suspension of the operations of

CNTS. Unless CNTS is able to resume operations, it will not be able to pay dividends to the Company in the future. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

Discontinued Operations

         On February 21, 2000, the Company sold substantially all of its operations in Hungary to SBS - see Note 18, "Subsequent Events". This has resulted in these operations being treated as discontinued operations for all periods described in Results of Operations. The Company's financial statements have been restated for all periods presented in order to reflect the operations in Hungary as discontinued operations.

         During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and operations as discontinued operations. The Company's financial statements have been restated for 1998 and 1997 to reflect these operations in Poland as discontinued operations.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of CNTS, PRO TV, POP TV, Studio 1+1 (for 1999 only), Media Vision and Video Vision (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV and Studio 1+1 (for 1998 and 1997), (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying Consolidated financial statements using the equity method.

         In late December 1998 the Company increased its equity interest in Studio 1+1 to a 60% controlling interest and, due to the timing of this transaction, the Studio 1+1 balance sheet is consolidated in the Company's Consolidated Balance Sheet as of December 31, 1998. However, in the Company's Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ending December 31, 1998 and 1997, Studio 1+1 results are accounted for under the equity method. From January 1, 1999, Studio 1+1 is consolidated in all of the Company's financial statements.

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

Cash and cash equivalents

         Cash and cash equivalents includes unrestricted cash in banks and highly liquid investments with original maturities of less than three months. Restricted cash (restricted for guarantees to third parties or vendors) at December 31, 1999 and 1998 is $4,784,000 and $67,000 respectively.

Long-lived assets

         The Company periodically evaluates its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary. (See Note 5, "Impairment of CNTS Goodwill").

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

         Goodwill represents the Company's excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of the assets. Amounts recognized to date have been amortized over periods ranging from 2 to 8 1/2 years from the original date of acquisition. (See Note 5, "Impairment of CNTS Goodwill").

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

Fair Value of Financial Instruments

         The Company accounts for the fair value of financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At December 31, 1999 and 1998, the carrying value of all financial instruments (primarily loans payable and receivable and, in limited circumstances, foreign exchange contracts) approximated fair value.

Income Taxes

         Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are depreciation, amortization and tax losses carried forward.

Foreign Currency Translation

         The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV and certain Studio 1+1 entities, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

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

         The exchange rates at the end of and for the periods indicated are shown in the table below.


                                                     Balance Sheet                        Income Statement
                                            ---------------------------------  ---------------------------------------
                                                    At December 31,             Weighted average for the years ending
                                                                                             December 31,
                                              1999       1998     % Change         1999         1998       % Change
                                              ----       ----     --------         ----         ----       --------

Czech koruna equivalent of $1.00              35.98      29.86     (20.5)%           34.73       31.96       (8.7)%
German mark equivalent of $1.00                1.95       1.67     (16.8)%            1.89        1.76       (7.4)%
Romanian lei equivalent of $1.00             18,255     10,983     (66.2)%          15,310       8,863      (72.7)%
Slovak koruna equivalent of $1.00             42.27      36.91     (14.5)%           41.71       35.20      (18.5)%
Slovenian tolar equivalent of $1.00          196.77     161.20     (22.1)%          183.98      165.99      (10.8)%
Ukrainian hryvna equivalent of $1.00           5.22       3.43     (52.2)%            4.13        2.45      (68.6)%


         In the accompanying notes, $ equivalents of Kc, DM, ROL, Sk, SIT and Hrn amounts have been included at December 31, 1999, 1998 or historical rates, as applicable, for illustrative purposes only. In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

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

                                                               For the year ending December 31, 1999

                                                      Net Loss             Common Shares              Net Loss Per
                                                      --------             -------------              Common Share
                                                                                                      ------------
         Basic EPS
Net loss attributable to common stock                  $(89,870)                   3,223                   (27.89)
Effect of dilutive securities: stock options                   -                       -                        -
                                                ----------------     -------------------        ------------------

         Diluted EPS

Net loss  attributable  to common  stock and
assumed option exercises..................             $(89,870)                 3,223                     (27.89)
                                                ================     ===================        ==================

         Diluted EPS, for the year ending December 31, 1999, does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

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

Derivative Instruments and Hedging Activities - New Accounting Pronouncement

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

         Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", which was issued in June 1999, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after either December 31, 1997 or 1998, at the company's election.

         The Company occasionally enters into forward foreign exchange contracts. No material impact is expected as a result of the adoption of SFAS No. 133 when it is applicable. The Company will adopt this SFAS No. 133 on the effective date noted above.

4. REVERSE STOCK SPLIT

         The Company effected a one-for-eight reverse stock split on December 15, 1999. All share and per share data in the accompanying financial statements and notes have been retroactively adjusted to reflect this reverse stock split.

5. IMPAIRMENT OF CNTS GOODWILL

         Due to the indefinite suspension of the Company's operations in the Czech Republic the Company has written down the goodwill relating to purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997 to give effect to the impairment of value. This has resulted in a charge of $40,511,000 in the year ending December 31, 1999.

6. RESTRUCTURING CHARGE

         In the second quarter of 1998, the Company recorded a restructuring charge of $2,552,000 based on its decision to change its focus from aggressive development and growth to further enhancing the operating performance of the Company's existing assets and pursuing opportunities for focused growth. The restructuring charge is comprised of severance and other associated costs. During the year ended December 31, 1999, there have been no significant changes to the restructuring plans and all payments related to this charge have been finalized.

7. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:

                                                                       Useful           December 31,
                                                                       Lives       --------------------------
                                                                                   1999           1998
                                                                       -----       ----           ----
                                                                       Years       $000           $000

Land and buildings.............................................         25-50      23,170         16,736
Leasehold improvements.........................................          4-15           -          8,031
Station machinery, fixtures and equipment......................           4-8      67,887         75,277
Other equipment................................................           3-8      10,114          6,933
Construction in progress.......................................            --       3,592          4,242
                                                                               ------------  -------------
                                                                                 104,763        111,219
Less - Accumulated depreciation................................                  (56,292)       (49,293)
                                                                               ------------  -------------
                                                                                   48,471         61,926
                                                                               ============  =============

8. OTHER ASSETS

         Other assets consist of the following:

                                                                                             December 31,
                                                                                     ------------------------------
                                                                                        1999             1998
                                                                                        ----             ----
                                                                                        $000             $000
         Current:
              Net receivable on Hungary Disposal..................................        3,353              -
              Prepaid program rights and dubbing..................................          509          4,968
              VAT recoverable.....................................................          492          2,419
              Investment in Unimedia..............................................            -         15,310
              Other...............................................................        3,813          5,860
                                                                                   ---------------- ---------------
                                                                                          8,167         28,557
                                                                                   ================ ===============
         Long term:
              Satellite  transponder  deposits  (See  Note  13,  "Commitments  and
              Contingencies") ....................................................          824          1,440
              Capitalized debt costs..............................................        4,379          5,502
              Other...............................................................           60            288
                                                                                   ---------------- ---------------
                                                                                          5,263          7,230
                                                                                   ================ ===============

         Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. These costs are amortized over the life of the related debt instrument.

9. INCOME TAXES PAYABLE

         (a) Provision for income taxes related primarily to the profits of CNTS. Due to the suspension of the CNTS operations and the resulting elimination of revenues, CNTS recorded a net loss for 1999 and therefore income taxes paid will be recoverable in future periods.

                                                                                        December 31,
                                                                          -----------------------------------------
                                                                           1999           1998           1997
                                                                           ----           ----           ----
                                                                           $000           $000           $000
Current, domestic taxes.............................................       1,743          15,712        15,342
Deferred foreign taxes..............................................       (225)             144         (734)
                                                                       -------------  -------------  -------------
                                                                           1,518          15,856        14,608
                                                                       =============  =============  =============

         In the past income taxes were provided on CNTS profits, which cannot be offset against losses incurred elsewhere in the group or against corporate costs incurred in other jurisdictions. The effective income tax rate in the Czech Republic was 35%, 35% and 39% for the years ended December 31, 1999, 1998 and 1997, respectively.

         At the present time no income, profit, capital or capital gain taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

Deferred income tax assets

                                                                                December 31,
                                                                         ----------------------------
                                                                           1999            1998
                                                                           ----            ----
                                                                           $000            $000
Provisions against receivables......................................           -           1,046
Tax loss carryforwards..............................................         175             175
Other...............................................................           -              45
                                                                       -------------   -------------
                                                                             175           1,266
Valuation allowance on deferred tax asset...........................           -               -
                                                                       -------------   -------------
                                                                             175           1,266
                                                                       -------------   -------------

Deferred income tax liabilities

                                                                                December 31,
                                                                         ----------------------------
                                                                           1999           1998
                                                                           ----           ----
                                                                           $000           $000
Valuation allowance.................................................           -             489
Depreciation and amortization.......................................           -             467
Lease payments......................................................           -             289
Other...............................................................          37             323
                                                                       -------------  --------------
                                                                              37           1,568
                                                                       -------------  --------------
Net deferred tax asset/ (liability).................................         138           (302)
                                                                       =============  ==============

         Net operating losses incurred in 1999, 1998 and 1997 in Romania, Slovenia, Slovakia and Ukraine are available for offset against taxable income in those countries in the future. Net operating losses experienced in these jurisdictions in certain years may not be fully available for offset against taxable income in the future in those countries.

         A valuation allowance has been provided for net operating loss carryforwards in these jurisdictions, as it is more likely than not, for a variety of reasons, including the uncertainties in the tax regimes, that they may not be fully utilized.

10. INVESTMENTS PAYABLE

                                                                                            December 31,
                                                                                    -----------------------------
                                                                                        1999            1998
                                                                                        ----            ----
                                                                                        $000            $000
         Short Term:
              CNTS.......................................................                5,188          5,312
              Radio Alfa.................................................                    -             69
              Unimedia...................................................                    -          6,900
                                                                                    --------------  -------------
                                                                                         5,188         12,281
                                                                                    ==============  =============

         Long Term:
              CNTS.......................................................                    -          2,563
                                                                                    ==============  =============

CNTS

         On August 11, 1997, the Company made the Second 1997 CNTS Purchase when it purchased Nova Consulting a.s. ("NC") from certain of the partners of CET, for a purchase price of $28,537,000, to be paid on an installment basis through February 15, 2000. Due to the ongoing dispute between CNTS and CET, CME has withheld the last two payments, totalling $5,188,000, that were due on August 15, 1999 and February 15, 2000, awaiting the final ruling from the International Chamber of Commerce Court of Arbitration.

11. LOAN AND OVERDRAFT OBLIGATIONS

         Group loan obligations and overdraft facilities consist of the following:

                                                                                            December 31,
                                                                                    -----------------------------
                                                                                        1999            1998
                                                                                        ----            ----
                                                                                        $000            $000
         CME B.V.
              Ceska Sporitelna Loan...................................... (a)           12,874         21,207
              Tele 59 loan............................................... (b)              348            572

         CME DC
              Capital Lease (vehicle), net of interest..................                     -             22

         CNTS
                Mortgage Loan..........................................                      -          2,010

         PRO TV
              Line of credit............................................. (c)              502          1,290
              Long-term loan............................................. (d)            2,838          3,662

         POP TV
              Long-term loan............................................. (e)            4,446          3,554
              Capital lease,  net of interest,  and unsecured  short-term
              loans......................................................                  516              6
                                                                                    --------------  -------------
                                                                                        21,524         32,323
              Less current maturities.....................................              (6,409)        (9,670)
                                                                                    --------------  -------------
                                                                                        15,115         22,653
                                                                                    ==============  =============

CME B.V.

         (a) On August 1, 1996, the Company entered into an agreement for the purchase of the 22% economic interest of Ceska Sporitelna Bank ("CS") and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price. Quarterly repayments are required in the amount of Kc 42,500,000 during the period from February 2000 through May 2002, and Kc 37,580,000 in August 2002. The loan bears interest at 12.9% per annum.

         (b) The Company entered into a loan agreement on November 21, 1996 with Tele 59 to finance a loan to Tele 59 from SKB banka d.d. ("SKB"). The principal amount of the loan is DM 1,496,000 with principal repayments of DM 136,000 twice yearly. This loan matures in May 2004 and bears interest at 7.8% per annum.

PRO TV

         (c) The line of credit, obtained from Tiriac Bank, provides a maximum facility of $2,000,000. This facility matures in June 2000 and bears interest at a rate of 9.12% at December 31, 1999.

         (d) The long-term loan, also obtained from Tiriac Bank, has a maximum facility of $4,000,000. This facility matures in December 2002 and bears interest at a rate of 9.12% at December 31, 1999.

POP TV

         (e) Multicurrency $5,000,000 loan agreement with Creditanstalt AG. This loan matures in May 2005 and has been drawn down in DM and euros and bears interest at a rate of 3% over the respective LIBOR rates ( 6.50% and 6.56% respectively, at December 31, 1999) until the loan is equal to or less than $2,000,000 then the interest rate falls to 2% over the respective LIBOR rates. This credit agreement contains certain covenants with which the Company was not in compliance, but for which the Company has received a waiver.

         At December 31, 1999, maturities of debt are as follows:

                                                                Total
                                                                $000
                                                                ----

                2000..................................          6,409
                2001..................................          5,853
                2002..................................          5,483
                2003..................................          3,779
                                                          ------------
                                                               21,524
                                                          ============

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

                                                                         Dollar Note          DM Note
                                                                         Redemption          Redemption
                                                                            Price              Price
                                                                            -----              -----

                2001..................................................  104.68750%          104.06250%
                2002..................................................  102.34375%          102.03125%
                2003 and thereafter...................................  100.00000%          100.00000%

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

         Interest is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1998. Interest expense on the US dollar denominated Senior Notes and DM denominated Senior Notes for the year ending December 31, 1999 was $9,375,000 and DM 11,375,000 ($5,999,000), respectively.

         The indentures pursuant to which the Senior Notes were issued contain certain restrictive covenants, which among other things, restrict the ability of the Company and its subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) make certain investments and other restricted payments, (iv) enter into certain transactions with affiliates, (v) create liens, (vi) sell assets and also create restrictions on the ability of certain of its subsidiaries to make certain payments to the Company. Management believes that, as of December 31, 1999, the Company was in compliance with such restrictive covenants.

12. STOCK OPTION PLAN

         The Company adopted the 1994 Stock Option Plan in 1994 and the 1995 Stock Option Plan in August 1995. The 1995 Stock Option Plan was amended and restated in October 1999 ("Revised and Restated 95 Stock Option Plan"). In December 1999 the Company affected a one-for-eight reverse stock split the following note has been amended as if the reverse stock split occurred at the beginning of the reporting period. The effect of the reverse stock split is to increase the option exercise price by eight fold and reduce the number of options granted, exercised and forfeited by eight fold. Under the 1994 Stock Option Plan, the Compensation Committee is authorized to grant options for up to 112,500 shares of the Company's Class A Common Stock. Under the Revised and Restated 95 Stock Option Plan the Compensation Committee is authorized to grant options for up to 400,000 shares of the Company's Class A Common Stock. Under the 1995 Amended Stock Option Plan options can be given to eligible persons on Class B Common Stock. The Stock Option Plans allow grants to consultants and non-affiliated directors. The maximum term of the options granted under the Stock Option Plans is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Under the 1995 Amended Stock Option Plan, non-affiliated directors are automatically granted each year options to purchase 1,250 shares of Class A Common Stock or Class B Common Stock if eligible. The Compensation Committee has granted substantially all options to purchase the 112,500 shares of Class A Common Stock created by the 1994 Stock Option Plan and does not intend to issue any more options under the 1994 Stock Option Plan.

         Under both plans the option exercise price is either equal to or greater than the stock's market price on the date of grant. Options granted under the 1994 Stock option plan vest after two years and expire after ten years. Options granted under the Revised and Restated 95 Stock Option Plan can have vesting periods of up to five years and expire at the latest after ten years. The exercise price of options granted under the Revised and Restated 95 Stock Option Plan can be made at market value subject to an increase by the interest rate on US Treasury securities, compounded annually, with a maturity equal to that of the options.

         On September 18, 1998, the Company adopted the Stock Appreciation Rights Plan. This plan allows the company to grant up to 125,000 Stock Appreciation Rights (SAR's). The SAR's are subject to the same vesting and other general conditions as options granted under the Revised and Restated 95 Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which the CME stock price exceeds the exercise price at the time of exercise, if any, rather than purchase CME shares. No SAR's were granted in the year ending December 31, 1999.

         A summary of the status of the Company's two stock option plans at December 31, 1999, 1998 and 1997 and changes during the years 1999, 1998 and 1997 is presented in the table and narrative below. The following table does not include the SARs and no compensation costs were required to be recognized in the current year.


                                    1999                                    1998                                 1997
                 -------------------------------------------------------------------------------------------------------------------
                                  Wtd.                                    Wtd.                                 Wtd.
                                  Avg.                                    Avg.                                 Avg.
                                Exercise     Option                     Exercise    Option                    Exercise      Option
                      Shares     Price $     Price $        Shares       Price $    Price $        Shares     Price $       Price $
                 -------------------------------------------------------------------------------------------------------------------


Outstanding
at start of year     322,692     164.32    1.60-268.00       288,619      162.48   1.60-268.00     191,763    139.28     1.60-174.00
Granted.........      61,250      79.05    6.688-104.00       72,500      162.24   91.52-196.48    121,806    194.40   184.00-268.00
Exercised.......     (4,500)       1.60        1.60         (16,719)       92.64   1.60-174.00    (17,969)    113.04     1.60-174.00
Forfeited ......    (69,988)     169.26    1.60-268.00      (21,708)      188.80  117.00-268.00    (6,982)    209.60   160.00-268.00
                   ----------                            ------------                             --------
Outstanding
at end of year..     309,454     148.66    1.60-268.00       322,692      164.32   1.60-268.00     288,619    162.48     1.60-268.00
                  ==========   ========  ==============  ============  =========  ==============  ========   =======   =============

         At December 31, 1999, 1998 and 1997, 283,423, 205,484 and 183,265
shares were exercisable, respectively.

         The Company accounts for these plans under APB No. 25, under which no compensation cost was recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation cost for these plans been determined consistent with the fair value approach required by SFAS No. 123, the Company's net loss and net loss per common share would increase to the following pro forma amounts:

                                                                                           Year ended
                                                                                          December 31,
                                                                          ---------------------------------------------
                                                                              1999            1998           1997
                                                                              ----            ----           ----
                                                                              $000s          $000s           $000s

Net Loss from continuing operations                          As Reported    (83,076)        (43,582)       (63,626)
                                                               Pro Forma    (87,779)        (51,001)       (70,462)


Net Loss from discontinued operations                        As Reported     (6,794)        (81,670)       (21,466)
                                                               Pro Forma     (6,794)        (81,670)       (21,466)

Net Loss                                                     As Reported    (89,870)       (125,252)       (85,092)
                                                               Pro Forma    (94,573)       (132,671)       (91,928)

Net Loss Per Common Share from ($)                           As Reported     (25.78)         (14.45)        (21.29)
  Continuing operations - basic and diluted                    Pro Forma     (27.24)         (16.91)        (23.58)

Net Loss Per Common Share from ($)                           As Reported      (2.11)         (27.08)         (7.18)
  Discontinued operations - basic and diluted                  Pro Forma      (2.11)         (27.08)         (7.18)

Total net Loss Per Common Share ($)                          As Reported     (27.89)         (41.53)        (28.47)
         Basic and Diluted.......................              Pro Forma     (29.34)         (43.99)        (30.77)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used.

         Expected dividends yield are assumed to be 0% for each grant; expected lives range from 4 to 5 years; expected stock price volatility of 47.19%, 59.14% and 110% for 1997, 1998 and 1999, respectively.

                                                     Risk Free
                Date of Option Grant               Interest Rate
         -----------------------------------     -------------------

         February 27, 1997                                 6.30%
         August 1, 1997                                    6.03%
         January 19, 1998                                  5.55%
         February 23, 1998                                 5.55%
         March 23, 1998                                    5.63%
         June 9, 1998                                      5.57%
         September 3, 1998                                 4.91%
         March 23, 1999                                    5.26%
         June 4, 1999                                      5.94%
         August 1, 1999                                    6.05%
         December 20, 1999                                 6.50%

         The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts because SFAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

13. COMMITMENTS AND CONTINGENCIES

Litigation

         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Financial Commitments -- Existing Entities

         The Company anticipates that the majority of the Company's existing operations will be self-supporting in terms of funding during 2000, with cash being available through local credit facilities and/or generated from operations. Existing operations that could require the Company to provide additional funding are as follows:

Studio 1+1 Group

         The Company anticipates that up to an additional $5,000,000 may be required throughout 2000. The local partners have expressed an intent to secure additional funding. Alternative sources of finance will be sought in an effort to reduce the liability on the Company.

Satellite Costs

         In June 1995 the Company, through CME Programming Services Inc., obtained leasehold rights for a 12 year period to a 33 MHz transponder on the Eutelsat Hot Bird 3 satellite ("Hot Bird 3"), which launched in October 1997. The Company has paid a deposit of $350,000 against this lease. The annual charge for the lease is euro 3,443,000. Provided that the contract does not terminate before the expiration date (September 2009), the deposit is repayable to the Company by deduction from the final two invoices.

         In October 1997, the Company, through CME Media Enterprises B.V., obtained leasehold rights for an approximate 12 year period to a 16.5 MHz transponder on the Eutelsat Hot Bird 5 satellite ("Hot Bird 5"), which launched in November 1998. The Company has paid a deposit of euro 475,000 ($474,000). The annual charge for the lease is euro 1,900,000. Provided that the contract does not terminate before the expiration date (October 2010), the deposit is repayable to the Company by deduction from the final three invoices.

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

Foreign Exchange Contracts

         In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At December 31, 1999, there were no foreign exchange contracts outstanding.

Station Programming Rights Agreements

          The Company had programming rights commitments for $4,999,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 1999.

Lease Commitments

         For the fiscal years ended December 31, 1999, 1998 and 1997, the Company paid aggregate rent on all facilities of $1,972,000, $1,937,000 and $1,799,000 respectively. Future minimum lease payments at December 31, 1999 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

                                                         At December 31,
                                                              1999
                                                      -----------------------
                                                              $000s
                  2000.............................          4,370
                  2001.............................          4,212
                  2002.............................          4,104
                  2003.............................          3,824
                  2004.............................          3,795
                  2005 and thereafter..............         18,037
                                                      -----------------------
                                                            38,342
                                                      =======================

14. RELATED PARTY TRANSACTIONS

         Related party transactions involve transactions between the Company and its stations, shareholders and partners and transactions between the stations and their shareholders and partners.

Consolidated Balance Sheet Items                                                     As of
                                                                                  December 31,
                                                                          -----------------------------
                                                                              1999            1998
                                                                              ----            ----
    Advances to Affiliates                                                    $000            $000

         Amounts due from Unconsolidated Affiliates
              Markiza TV.................................................      6,321          4,539

         Advances to Affiliates
              Innova/Studio 1+1 .........................................      8,150          3,469
              POP TV.....................................................        872          1,029
              PRO TV.....................................................      1,626          1,112
              Adrian Sarbu...............................................      2,561          3,302
              Radio Alfa.................................................          -             74
              Alexander Rodnyansky.......................................        900            150
              Other......................................................         77            803
                                                                          --------------  -------------
                                                               Total          20,507         14,478
                                                                          ==============  =============

    Loans to Affiliates

         Loans to Unconsolidated Affiliates
              Adrian Sarbu...............................................          -            246
              Alexander Rodnyansky.......................................      4,100          4,850
              Markiza ...................................................        777            777
              Other......................................................       (14)              -

                                                                          --------------  -------------
                                                               Total           4,863          5,873
                                                                          ==============  =============

         The Company from time to time enters into transactions with entities controlled wholly or in part by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors. The Company's management believes that these transactions were on a basis which approximates an arm's-length value.

Consolidated Statements of Operations Items                                             Year Ended
                                                                                       December 31,
                                                                            1999            1998          1997
                                                                            ----            ----          ----
                                                                            $000            $000          $000
Corporate Operating Costs and Development Expenses
         Shareholder controlled affiliates...............................    386             364           111

15. SUMMARY FINANCIAL INFORMATION FOR MARKIZA TV and THE STUDIO 1+1 GROUP

                                               December 31,         December 31,
                                                   1999                1998
                                            -------------------  ------------------
                                                Markiza TV           Markiza TV
                                            -------------------  ------------------
                                                   $000s               $000s

Current assets.................................      16,303              17,863
Non-current assets.............................      15,864              26,682
Current liabilities............................    (16,354)            (17,703)
Non-current liabilities........................       (835)             (1,089)
                                                 ----------          -----------
Net assets (liabilities).......................      14,978              25,753
                                                 ==========          ===========


                                                               For the years ended
                                              December 31, 1999
                                                   1999                     December 31, 1998
                                            -------------------  ---------------------------------------
                                                                                         Studio 1+1
                                                Markiza TV           Markiza TV             Group
                                            -------------------  ------------------  -------------------
                                                   $000s               $000's               $000s
                                                   -----               -----                -----
Net revenues...................................     32,217              37,793               23,598
Operating loss.................................    (2,767)             (3,503)              (3,150)
Net loss.......................................    (7,613)             (3,619)              (3,555)

         The Company's share of the losses in Unconsolidated Affiliates (after inter-company eliminations) for 1999 was $4,611,000 for Markiza and $6,410,000 for certain of the Studio 1+1 Group entities.

16.      SEGMENT DATA

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of CNTS (Czech Republic), PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia) and Studio 1+1 Group (Ukraine). Each operating segment provides products and services as further described below.

         The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. Summary information by segment as of and for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                               SEGMENT FINANCIAL INFORMATION

                                                             For the years ended December 31,
                                         --------------------------------------------------------------------------
                                                                          ($000s)
                                         --------------------------------------------------------------------------
                                                   Net Revenues                            EBITDA
                                         --------------------------------- ----------------------------------------
              Station                      1999        1998       1997         1999          1998         1997
              -------                      ----        ----       ----         ----          ----         ----

     CNTS..............................     53,363     108,826     99,163      (13,038)        54,886       49,921
     PRO TV ...........................     40,627      41,937     30,155       (3,087)       (2,016)      (1,298)
     POP TV ...........................     23,347      22,122     14,989         4,555         (808)      (1,613)
     Studio 1+1........................(1)  11,976           -          -       (3,022)             -            -
     Other Operations..................         10       1,406      1,848          (21)         (514)        (764)
                                        ----------  ---------- ---------- -------------  ------------ ------------
Total Consolidated Operations              129,323     174,291    146,155      (14,613)        51,548       46,246

     Studio 1+1 Group..................          -      23,598     16,661             -       (2,048)           19
     Markiza TV........................     32,217      37,793     31,296         2,639         2,483        5,259
                                        ----------  ---------- ---------- -------------  ------------ ------------
Total Unconsolidated Operations             32,217      61,391     47,957         2,639           435        5,278

                                        ----------  ---------- ---------- -------------  ------------ ------------
Total Operations.......................    161,540     235,682    194,112      (11,974)        51,983       51,524
                                        ==========  ========== ========== =============  ============ ============

Reconciliation to Consolidated Statements of Operations:

Consolidated Operations                                                      $(14,613)       $ 51,548     $ 46,246

     Intercompany elimination                                                       300           835          720
     Station depreciation                                                      (21,667)      (16,178)     (14,898)
     Corporate expenses                                                        (67,844)      (35,828)     (40,051)

                                                                          -------------  ------------ ------------
Operating (loss)/income from continuing operations                          $(103,824)         $ 377    $ (7,983)
                                                                          =============  ============ ============


(1) Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues and EBITDA for the year ended December 31, 1999 differ by $2,525,000 and $(5,522,000), respectively, from similar information shown in Selected Combined Financial Information in Part II, Item 7. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

17. SALE OF INVESTMENT IN MOBILROM

         On March, 18, 1999, the Company sold its interest in a Romanian mobile telephone company, MobilRom S.A. As a result of this transaction the Company realized a gain of $25,870,000. The impact of MobilRom S.A. on the Company's operating results for 1998 and 1999 was not material.

18. SUBSEQUENT EVENTS

SBS Transaction

         On February 21, 2000, SBS and the Company entered into an agreement with regard to the sale of substantially all of the Company's Hungarian assets. Previously, SBS agreed to grant the Company an option to acquire from SBS a controlling interest in Kanal A for $12,000,000. Kanal A is the second leading commercial television station in Slovenia. The Company and SBS are documenting the final terms to implement the transaction, which is subject to the completion of a Kanal A reorganization, regualtory approval and certain other conditions.

         On February 21, 2000, the Company and SBS also entered into an option agreement with respect to the ITI Note (the "ITI Note Option Agreement"). The ITI Note was acquired by the Company in connection with the sale of its interest in the TVN television operations in Poland to International Trading and Investments Holding S.A. ("ITI") in December 1998. The ITI Note is in the principal amount of $40,000,000 and bears interest at a rate of 5% per annum. It matures in December 2001 and is convertible into equity securities of ITI at the option of the holder after September 10, 2001, and may be redeemed for cash by ITI at any time prior thereto. The Company recorded the ITI Note at a net present value of $19,836,000 due to the prevailing interest rates on similar instruments at the date of the transaction. Ronald S. Lauder, the non-executive Chairman of the Board of Directors of the Company, owns a non-controlling indirect minority interest in ITI.

         Under the ITI Note Option Agreement, SBS has an option to acquire all but not less than all of the ITI Note for a cash consideration of $37,250,000 (the "SBS Call Option"). The SBS Call Option may be exercised on or before June 30, 2000. In addition, SBS granted CME an option to sell the ITI Note to SBS for a cash consideration of $25,000,000 (the "CME Put Option"). The CME Put Option may be exercised on or before June 30, 2000. CME may extend the term of the CME Put Option until December 31, 2000 by delivering written notice thereof to SBS prior to June 30, 2000. In the event of such extension, the SBS Call Option will be automatically extended until September 30, 2000. If CME receives a bona fide offer to purchase the ITI Note prior to the expiration of the SBS Call Option, it may deliver to SBS written notice of the price (the "Offer Price") which CME has been offered for the ITI Note. Upon receipt of notice of an offer for the ITI Note, SBS will have the option to purchase the ITI Note for the lesser of
(i) the Offer Price and (ii) $40,000,000. If prior to June 30, 2000, SBS exercises the SBS Call Option or CME exercises the CME Put Option, $12,000,0000 of the purchase price will be held in escrow until the earlier of the closing of the Kanal A acquisition or June 30, 2000.

         On February 21, 2000 the Company sold to SBS substantially all of its Hungarian operations for $16,000,000. $12,700,000 of the purchase price will be applied to pay the programming liabilities for the territory of Hungary which were assumed by SBS from CME and $3,300,000 plus the net current assets of the Hungarian operations has been settled in cash in March 2000. The net current assets of the Hungarian operations are subject to final determination in April 2000. In addition, SBS has agreed to secure the release, within 45 days, of the $3,500,000 cash deposit that supports a $3,500,000 letter of credit in favor of CPT Holdings Inc. In connection with this transaction the Company and its Hungarian subsidiary IRISZ TV withdrew all pending claims against the Hungarian National Radio and Television Commission and the two successful consortia in connection with the award of national television license in 1997 and have waived all rights to assert any related legal claims.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" in the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual General Meeting of Shareholders.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following Financial Statements of the Company are included in Part II, Item 8 of this Report:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         (a)(2) Financial Statement Schedules (included at pages S-1 to S-3 of this Form 10-K

         (a)(3) The following exhibits are included in this report:

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

3.03*  --     Amendment to Bye-Laws of Central European Media Enterprises
              Ltd., as amended, dated as of December 14, 1999 (incorporated by reference to Exhibit A and Exhibit B of the Company's Proxy
              Statement dated November 19, 1999).

3.04*  --     Memorandum of Increase of Share Capital (incorporated  by
              reference to Exhibit 3.03 to Amendment No. 1 to the Company's
              Registration Statement No. 33-80344 on Form S-1, filed August 19,
              1994).

3.05*  --     Memorandum of Reduction of Share Capital (incorporated by
              reference to Exhibit 3.04 to Amendment No. 2 to the Company's
              Registration Statement No. 33-80344 on Form S-1, filed September
              14, 1994).

3.06*  --     Certificate of Deposit of Memorandum of Increase of Share
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

10.01+*--     Central European Media Enterprises Ltd. Amended and Restated
              1994 Stock Option Plan, as amended to October 17, 1995.
              (incorporated by reference to Exhibit 10.01A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.02+*--     Central European Media Enterprises Ltd. 1995 Stock Option
              Plan, as amended and restated to September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.03* --     Memorandum of Association and Investment Agreement by and
              between CME Czech Republic B.V. and CET 21 spol s.r.o dated May 4,
              1993 and as amended (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998)

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

10.08* --     Credit  Agreement, dated as of November 14,  1994, between
              Ceska Sportelma, a.s. and Ceska Nezavisla Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994).

10.09* --     Contract for Space Segment Service dated June 9, 1995, between
              British Telecommunications plc ('BT') and CME Programming
              Services, Inc. for the provision of programming transmission services by BT and the payment thereon (incorporated by reference to Exhibit 10.25A to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.09A*--     Guarantee by Central  European Media  Enterprises Ltd. in respect of obligations due to British Telecommunications plc by CME
              Programming Services, Inc. dated June 9, 1995 (incorporated by reference to Exhibit 10.25B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.10* --     Cooperation Agreement among CME Media Enterprises B.V., Ion
              Tiriac and Adrian Sarbu (incorporated by reference to Exhibit
              10.27 to the Company's Registration Statement No.33- 96900 on Form
              S-1 filed September 13, 1995).

10.11* --     Preliminary   Agreement,   dated  June  12,  1995,   between  CME
              Media Enterprises B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28 to the Company's Registration
              Statement No. 33-96900 on Form S-1, filed September 13, 1995).

10.11A*--     Memorandum  of  Association  between CME Media  Enterprises,  B.V.
              and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit
              10.28A to Amendment No. 1 to the Company's Registration Statement
              No. 33-96900 on Form S-1, filed October 18, 1995).

10.11B*--     Articles  of  Association  of  Slovenska  Televizna  Spolocnost,
              s.r.o. founded by CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28B to Amendment
              No. 1 to the Company's Registration Statement No. 33-96900 on Form
              S-1, filed October 18, 1995).

10.12* --     Contract of Sale, dated July 7, 1995 between In Razvoj in
              Svetovanje d.o.o. Ljubljana and Produkcija Plus d.o.o. Ljubljana and Central European Media Enterprises Group (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1995).

10.13* --     Loan  Agreement,  dated December 4, 1995,  between CME Media
              Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1995).

10.14* --     Transfer Agreement between Ceska Sporitelna and CME BV
              (incorporated by reference to Exhibit 10.03 to the Company's
              Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.15A*--     Annex to Transfer Agreement between Ceska Sporitelna and CME BV
              (incorporated by reference to Exhibit 10.04 to the Company's
              Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.16* --     Loan Agreement between Ceska Sporitelna and CME BV
              (incorporated by reference to Exhibit 10.05 to the Company's
              Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.17* --     Agreement on a Future Agreement between Ceska Sporitelna and
              CME BV (incorporated by reference to Exhibit 10.06 to the Company's Report on Form 10-Q for the quarterly period ended June
              30, 1996).

10.18* --     Loan Agreement between Vladimir Zelezny and CME dated August 1,
              1996 (incorporated by reference to Exhibit 10.01 to the Company's
              Report on Form 10-Q for the quarterly period ended September 30,
              1996).

10.18A*--     Amendment to the Loan Agreement of August 1, 1996 and agreements referred to as Security Documents between Vladimir Zelezny and CME, dated as of March 11, 1997 (incorporated by reference to Exhibit 10.38A to the

              Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.19* --     Ronald S. Lauder Warrant for the Purchase of Shares, dated
              October 2, 1996 (incorporated by reference to Exhibit 10.03 to the
              Company's Report on Form 10-Q for the quarterly period ended
              September 30, 1996).

10.20* --     Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in English, dated October 25, 1996
              (incorporated by reference to Exhibit 10.10 to the Company's
              Report on Form 10-Q for the quarterly period ended September 30,
              1996).

10.21* --     Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German, dated October 25, 1996
              (incorporated by reference to Exhibit 10.11 to the Company's
              Report on Form 10-Q for the quarterly period ended September 30,
              1996).

10.22* --     Poland Street Lease Agreement, dated April 2, 1996
              (incorporated by reference to Exhibit 10.18 to the Company's
              Report on Form 10-Q for the quarterly period ended September 30,
              1996).

10.23* --     Share Purchase  Agreement  between Ceska  Sporitelna a.s. and CME
              Media Enterprises B.V., dated December 12, 1996 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996).

10.24* --     Agreement on Assignment of Claim between Ceska  Sporitelna,  a.s.
              and CME Media Enterprises B.V., dated December 12, 1996
              (incorporated by reference to Exhibit 10.59 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

10.25* --     Assignment of Shares Agreement between Balaclava B.V., Adrian
              Sarbu (as shareholders of PRO TV Ltd.), CME Media Enterprises
              B.V., Grigoruta Roxana Dorina and Petrovici Liana, dated December
              6, 1996 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

10.26* --     Net Reimbursement Agreement by and among International
              Teleservices Limited, International Media Services, Limited and
              Limited Liability Company 'Prioritet', dated February 13, 1997
              (incorporated by reference to Exhibit 10.64 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

10.27* --     Agreement by and between International Media Services, Ltd and
              Innova Film GmbH, dated January 23, 1997 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996).

10.28* --     Amended and Restated Charter of the Enterprise 'Inter-Media',
              dated January 23, 1997 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.29* --     Amended and Restated Charter of the Broadcasting Company
              'Studio 1+1', dated January 23, 1997 (incorporated by reference to
              Exhibit 10.67 to the

              Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.30* --     Amended and Restated Foundation Agreement on the Establishment
              and Operation of the Broadcasting Company 'Studio 1+1,' dated
              January 23, 1997 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

10.31*   --   Protocol of the Participants' Assembly of the Broadcasting
              Company 'Studio 1+1,' dated January 23, 1997 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1996).

10.32*   --   Marketing, Advertising and Sales Agreement by and between
              International Media Services Ltd and Innova Film GmbH, dated
              January 23, 1997 (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

10.32A*--     Amendment Agreement to Marketing, Advertising and Sales Agreement
              between Innova Film GmbH and International Media Services Limited, dated May 7, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.33* --     Marketing and Sales Agreement by and between International
              Media Services Ltd. and Prioritet, dated January 23, 1997
              (incorporated by reference to Exhibit 10.71 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

10.33A*--     Termination Agreement between International Media Services Ltd.
              and Prioritet, dated May 7, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.34* --     IMS Advertising Service Agreement between International Media
              Services Ltd. and Limited Liability Company --Prioritet--, dated
              May 7, 1997 (incorporated by reference to Exhibit 10.3 to the
              Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.35* --     Advertising Consultancy Agreement between Intermedia and
              Limited Liability Company --Prioritet--, dated May 7, 1997
              (incorporated by reference to Exhibit 10.4 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March
              31, 1997).

10.36* --     Contract on Purchase of Real Estate  between  Central  European
              Development Corporation Praha, spol s.r.o. and Ceska Nezavisla
              Televizni Spolecnost, spol. s.r.o., dated May 21, 1997
              (incorporated by reference to Exhibit 10.4 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended June
              30, 1997).

10.37+*--     Employment Agreement between CME Development Corporation and Fred
              Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997).

10.38A+*--    Amendment No. 1 to Employment Agreement between CME Development
              Corporation and Fred Klinkhammer, dated as of March 23, 1999
              (incorporated by reference to Exhibit 10.02 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1998).

10.39+*--     Employment  Agreement  between  Central  European Media
              Enterprises Ltd. and Fred Klinkhammer, dated as of January 1, 1998
              (incorporated by reference to Exhibit 10.72 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1997).

10.39A+*--    Amendment No. 1 to Employment Agreement between Central European
              Media Enterprises Ltd. and Fred Klinkhammer, dated as of March 23,
              1999 (incorporated by reference to Exhibit 10.02 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1998).

10.40* --     Sale and Purchase  Agreement,  dated December 10, 1998, between
              Central European Media Enterprise Ltd. and International Trading and Investments Holding S.A. (incorporated by reference to Exhibit
              2.1 to Form 8-K filed on December 28, 1998)

10.41+*--     Central European Media Enterprises Ltd. Stock Appreciation Rights
              Plan, effective as of September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.42+*--     Central European Media Enterprises Ltd. Director, Officer and
              Senior Executive Co-Investment Plan, effective as of June 5, 1998
              (incorporated by reference to Exhibit 10.02 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1998).

10.43* --     Contract on  cooperation  in ensuring  service for  television broadcasting between Ceska Nezavisla Televizni Spolecnost, spol.
              s.r.o. and CET 21, spol. s.r.o. dated May 21, 1997 and Supplement dated May 21, 1997 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998).

10.44* --     Stock Purchase Agreement between Central European Media
              Enterprises Ltd. and RSL Capital, dated as of December 3, 1998
              (incorporated by reference to

              Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.45+ --     Employment  Agreement  between Central  European Media Enterprises
              Ltd. and John Schwallie dated August 1, 1999

10.46+ --     Employment Agreement between CME Development Corporation and John
              Schwallie dated August 1, 1999

10.47  --     Share Purchase  Agreement  between SBS  Magyarorszagi  Befektetesi
              Kft and CME Hungary B.V. dated February 21, 2000

10.48  --     Quota Purchase  Agreement  between SBS  Magyarorszagi  Befektetesi
              Kft and CME Hungary B.V. dated February 21, 2000

10.49  --     Option  Agreement  between SBS  Broadcasting  S.A. and Central
              European Media Enterprises Ltd. dated February 21, 2000

21.01  --     List of subsidiaries.

23.01  --     Consent of Arthur Andersen

24.01  --     Power of Attorney, dated as of March 10, 2000, authorizing Fred T.
              Klinkhammer and John A. Schwallie as attorney for Ronald S.
              Lauder, Fred T. Klinkhammer, Jacob Z. Schuster, Marie-Monique
              Steckel, Nicolas G. Trollope and John A. Schwallie.

27.01  --     Financial data schedule.



     * --   Previously filed exhibits
     + --   Exhibit is a management contract or compensatory plan



        (b)--         Current Reports on Form 8-K: None

        (c)-- Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

        (d)-- Report of Independent Public Accountants on Schedule II-- Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Central European Media Enterprises Ltd.

                                       By:      /s/ John A. Schwallie
                                          ---------------------------
                                             John A. Schwallie
                                             Vice President - Finance and Chief
                                             Financial Officer

                                            March 15, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                          Title                           Date
             ---------                          -----                           ----


         *
---------------------------
Ronald S. Lauder                    Chairman of the Board of Directors          March 15, 2000


/s/ Frederic T. Klinkhammer
---------------------------
Frederic T. Klinkhammer             President, Chief Executive Officer and      March 15, 2000
                                    Director (Principal Executive Officer)

/s/ John A. Schwallie
---------------------------
John A. Schwallie                   Vice President - Finance and Chief          March 15, 2000
                                    Financial Officer (Principal Financial
                                    Officer and Principal Accounting Officer)
         *
---------------------------
Nicolas G. Trollope                 Vice President, Secretary and Director      March 15, 2000


         *
---------------------------
Jacob Z. Schuster                   Director                                    March 15, 2000


         *
---------------------------
Marie-Monique Steckel               Director                                    March 15, 2000




         * By:    /s/ John A. Schwallie
                  ---------------------
                  John A. Schwallie
                  Attorney-in-fact

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule:........................S-2
Schedule II:  Schedule of Valuation Allowances...............................S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

         To:  Central European Media Enterprises Ltd.:

         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Central European Media Enterprises Ltd. included in this filing and have issued our report thereon dated March 15, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     Arthur Andersen

Hamilton, Bermuda
March 15, 2000

                                                Schedule II

                                      Schedule of Valuation Allowances
                                                   $000s

                                       Balance at    Charged to    Charged to                  Balance at
                                       January 1,     Costs and      Other                     December
                                          1999        Expenses      Accounts     Deductions     31, 1999
Bad debt provision................           3,193           367          (33)         (930)         2,597
Development costs.................           3,487         (267)            --            --         3,754
Restructuring costs...............             510            --            --         (510)            --

                                       Balance at    Charged to    Charged to                  Balance at
                                       January 1,     Costs and      Other                     December
                                          1999        Expenses      Accounts     Deductions     31, 1999
Bad debt provision................           3,494         (194)         (500)           393         3,193
Development costs.................           3,213           274            --            --         3,487
Restructuring costs...............              --         2,552            --       (2,042)           510

                                       Balance at    Charged to    Charged to                  Balance at
                                       January 1,     Costs and      Other                     December
                                          1999        Expenses      Accounts     Deductions     31, 1999
Bad debt provision................           3,200           998            --         (704)         3,494
Development costs.................           1,276         1,673           264            --         3,213