Form 10-Q
period 2000-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2000-05-11
CIK 925645

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                             Yes  X   No   .
                                 ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding as of May 5, 2000
-----                                          -----------------------------

Class A Common Stock, par value $.08                  2,313,346
Class B Common Stock, par value $.08                    991,842

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        CONSOLIDATED BALANCE SHEETS AS AT
                      March 31, 2000 and December 31, 1999
                        (US$000s, except per share data)


                                      ASSETS


                                                                                     March 31,     December 31,
                                                                                       2000           1999
                                                                                   ------------  ---------------
                                                                                    (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents ........................................................   $  26,644    $  36,990
Restricted cash ..................................................................       4,848        4,784
Accounts receivable (net of allowances of $2,131, $2,597) ........................      11,706       15,099
Program rights costs .............................................................       9,686        9,883
Advances to affiliates ...........................................................      20,416       20,507
Income taxes receivable ..........................................................       7,380        7,640
Other current assets .............................................................       6,165        8,167
                                                                                     ---------    ---------
Total current assets .............................................................      86,845      103,070

Investments in unconsolidated affiliates .........................................      21,843       23,095
Loans to affiliates ..............................................................       4,363        4,863
Property, plant and equipment (net of depreciation of $58,297, $56,292) ..........      44,217       48,471
Program rights costs .............................................................       8,037        8,911
License costs and other intangibles (net of amortization of $9,468, $10,376) .....       2,547        2,912
Goodwill (net of amortization of $78,431, $79,263) ...............................      18,531       19,393
Note receivable ..................................................................      20,071       20,071
Deferred tax asset ...............................................................         138          138
Other assets .....................................................................       5,014        5,263
                                                                                     ---------    ---------
Total assets .....................................................................   $ 211,606    $ 236,187
                                                                                     =========    =========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities .........................................   $  46,911    $  51,504
Duties and other taxes payable ...................................................      10,506       11,678
Income taxes payable .............................................................       1,022          864
Current portion of credit facilities and obligations under capital leases.........       5,632        6,409
Dividends payable ................................................................         138         --
Investments payable ..............................................................       5,188        5,188
Advances from affiliates .........................................................         811        1,028
                                                                                     ---------    ---------
Total current liabilities ........................................................      70,208       76,671

Long-term portion of credit facilities and obligations under capital leases.......      13,228       15,115
$100,000,000 9 3/8 % Senior Notes due 2004 .......................................      99,903       99,897
DM 140,000,000 8 1/8 % Senior Notes due 2004 .....................................      68,287       71,519
Other liabilities ................................................................       7,511        7,843
Minority interests in consolidated subsidiaries ..................................         183          378

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized:
100,000,000 shares at March 31, 2000 and December 31, 1999; issued and
outstanding; 2,313,346 at March 31, 2000 and at December 31, 1999 ................         185          185
Class B Common Stock, $0.08 par value: authorized:
15,000,000 shares at March 31, 2000 and December 31, 1999; issued and outstanding;
991,842 at March 31, 2000 and December 31, 1999 ..................................          79           79
Additional paid-in capital .......................................................     356,385      356,385
Accumulated deficit ..............................................................    (391,887)    (378,218)
Accumulated other comprehensive loss .............................................     (12,476)     (13,667)
                                                                                     ---------    ---------

Total shareholders' deficit ......................................................     (47,714)     (35,236)
                                                                                     ---------    ---------

Total liabilities and shareholders' equity .......................................   $ 211,606    $ 236,187
                                                                                     =========    =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (US$000s, except share and per share data)
                                   (Unaudited)


                                                                                                           For the three months
                                                                                                              ended March 31,
                                                                                                       ----------------------------
                                                                                                           2000            1999

Gross revenues .............................................................................           $ 18,647            $ 43,980
Discounts and agency commissions ...........................................................             (3,277)             (8,474)
                                                                                                       --------            --------
Net revenues ...............................................................................             15,370              35,506

STATION EXPENSES:
Other operating costs and expenses .........................................................              8,780              18,944
Amortization of programming rights .........................................................              4,423               8,281
Depreciation of station fixed assets and other intangibles .................................              4,811               4,380
                                                                                                       --------            --------
Total station operating costs and expenses .................................................             18,014              31,605
Selling, general and administrative expenses ...............................................              4,348               5,846

CORPORATE EXPENSES:
Corporate operating costs and development expenses .........................................              2,322               5,830
Amortization of goodwill and allowance for development costs ...............................                418               3,397
                                                                                                       --------            --------
                                                                                                          2,740               9,227

Operating loss .............................................................................             (9,732)            (11,172)

Equity in loss of unconsolidated affiliates (Note 3) .......................................             (1,231)             (4,044)
Net interest and other expense .............................................................             (3,704)             (3,693)
Foreign currency exchange gain, net ........................................................                958               9,749
Gain on sale of investment .................................................................               --                25,870
                                                                                                       --------            --------

(Loss)/income before provision for income taxes, minority interest and
discontinued operations ....................................................................            (13,709)             16,710
Benefit/(Provision) for income taxes .......................................................                 18              (1,649)
                                                                                                       --------            --------

(Loss)/income before minority interest and discontinued operations .........................            (13,691)             15,061
Minority interest in loss/(income) of consolidated subsidiaries ............................                 22                 (22)
                                                                                                       --------            --------

(Loss)/income from continuing operations ...................................................            (13,669)             15,039

DISCONTINUED OPERATIONS:
Operating loss of discontinued operations (Hungary) ........................................               --                (2,951)

                                                                                                       --------            --------
Net (loss)/income ..........................................................................           $(13,669)           $ 12,088
                                                                                                       ========            ========

PER SHARE DATA:
Net (loss)/income per share (Note 5):

Continuing operations - Basic and diluted ..................................................           $  (4.14)           $   4.69
Discontinued operations - Basic and diluted ................................................               --                 (0.92)
                                                                                                       --------            --------
Total ......................................................................................           $  (4.14)           $   3.77
                                                                                                       ========            ========

Weighted average common shares used in computing per share amounts:

Basic ......................................................................................              3,305               3,207
                                                                                                       ========            ========

Diluted ....................................................................................              3,305               3,208
                                                                                                       ========            ========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
             For the period from December 31, 1999 to March 31, 2000
                                    (US$000s)
                                   (Unaudited)


                                                                                                         Accumulated
                                    Comprehensive   Class A     Class B                                   Other            Total
                                       Income        Common      Common     Capital    Accumulated    Comprehensive    Shareholders'
                                       (loss)        Stock       Stock      Surplus     (Deficit)     Income/(Loss)      (Deficit)
                                                                                           (a)             (b)
                                   --------------- ----------- -----------  --------  -------------- ----------------  ------------

BALANCE, December 31, 1999 .......                      185           79     356,385    (378,218)          (13,667)      (35,236)

Comprehensive income/(loss):
   Net loss ......................    (13,669)                                           (13,669)                        (13,669)
   Other comprehensive
     income/(loss):
     Unrealized translation ......      1,191                                                                1,191         1,191
       adjustments
                                      -------
   Comprehensive loss ............    (12,478)
                                      =======

                                                    -------       -------   --------    --------      ------------      ---------
BALANCE, March 31, 2000 ..........                      185           79     356,385    (391,887)         (12,476)       (47,714)
                                                    =======       =======   ========    ========      ============      =========

(a) Of the accumulated deficit of $391,887 at March 31, 2000, $97,416 represents accumulated losses in unconsolidated affiliates.

(b)  Represents foreign currency translation adjustments.

                   CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              For the three months ended March 31, 2000 and 1999
                                  (US$000s)
                                 (Unaudited)


                                                                                  For the three months
                                                                                   ended March 31,
                                                                                 ---------------------
                                                                                    2000       1999
                                                                                 ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income................................. ..........................     $(13,669)   $12,088
Adjustments to reconcile net loss to net cash used in operating activites:
  Equity in loss of unconsolidated affiliates ...............................        1,231      4,044
  Depreciation and amortization (excluding amortization of barter programs ..       10,089     16,304
  Discontinued operations....................................................            -      2,951
  Gain on disposal of investment ............................................            -    (25,870)
  Minority interest in (loss) income of consolidated subsidiaries ...........          (22)        22
  Foreign currency exchange gain, net .......................................         (958)    (9,749)
  Accounts receivable............................. ..........................        2,838     10,142
  Cash paid for program rights ..............................................       (4,067)   (10,872)
  Advances to affiliates ....................................................          375       (538)
  Other short-term assets ...................................................         (963)      (868)
  Accounts payable and accrued liabilities ..................................       (5,640)    (5,427)
  Income and other taxes payable ............................................       (1,224)    (1,471)
                                                                                 ---------- ----------
    Net cash used in operating activities ...................................      (12,010)    (9,244)
                                                                                 ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other investments............................... ..........................          (24)    (6,056)
  Investments in discontinued operations ....................................            -     (1,215)
  Cash proceeds from disposal of discontinued operators .....................        4,416     39,260
  Restricted cash................................. ..........................         (112)       (13)
  Acquisition of fixed assets ...............................................         (131)    (3,210)
  Loans and advances to affiliates ..........................................          150        259
  Payments for license costs, other assets and intangibles ..................          (53)        63
                                                                                 ---------- ----------
    Net cash provided by investing activities ...............................        4,246     29,088
                                                                                 ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities and payments under capital leases .......................       (1,890)       472
  Capital contributed by shareholders .......................................            -          7
  Other long-term liabilities ...............................................            3       (144)
                                                                                 ---------- ----------
    Net cash (used in) provided by financing activities .....................       (1,887)       335
                                                                                 ---------- ----------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH ................................         (695)    (1,410)
                                                                                 ---------- ----------
  Net (decrease) increase in cash and cash equivalents ......................      (10,346)    18,769
CASH AND CASH EQUIVALENTS, beginning of period ..............................       36,990     43,354
                                                                                 ---------- ----------
CASH AND CASH EQUIVALENTS, end of period ....................................      $26,644    $62,123
                                                                                 ========== ==========

Supplemental information:
  Cash paid for interest ....................................................       $9,172     $9,825
                                                                                 ========== ==========

  Income taxes...............................................................           $0     $3,690
                                                                                 ========== ==========

Supplemental disclosures of noncash financing transactions:
 As part of the February 21, 2000 sale of substantially all of its Hungarian operations to SBS, programming rights valued at $12,700 and associated liabilites of $12,195 were transferred to SBS. The difference of $505 was or will be paid in cash.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

        On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Services Agreement allegedly due to CNTS's failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that CET would not utilize the services of CNTS for Nova TV in the future. CET has continued to pre-empt all of CNTS's programming for Nova TV. CNTS believes that CET's withdrawal from the Services Agreement was not legally effective since CNTS did not materially breach the Services Agreement and that the Services Agreement therefore remains in effect. CNTS filed a request for a preliminary injunction with the Regional Commercial Court in Prague to enjoin CET from entering into service relationships with other companies and requested the court to declare the Services Agreement to be in full force and effect, which was denied. On May 4, 2000, the Regional Commercial Court in Prague issued a ruling (which is not yet legally enforceable) in favor of CNTS's request to confirm the validity of the Services Agreement. According to this ruling, CET is obliged to broadcast NOVA TV exclusively in cooperation with CNTS, its contractual service organiazation. See
Part II, Item 1, "Legal Proceedings."

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

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

         On April 17, 2000, the arbitral tribunal issued an order. The tribunal found that because Dr. Zelezny's participation interest had been reduced from 60% to approximately 11% as of December 1999, Dr. Zelezny had no ability to direct CET. On this basis, the tribunal revoked the portion of an earlier order requiring Dr. Zelezny to cause CET to sever its dealings with entities that compete with CNTS and to resume its exclusive relations with CNTS in the areas where CNTS had previously provided services. The tribunal re-affirmed the remainder of the earlier order, reiterating its previous finding that Dr. Zelezny had prima facie breached the share purchase agreement between himself and CME.

         On April 29, 2000 to May 5, 2000, the arbitral tribunal conducted a final hearing in Amsterdam. A decision in the arbitration is expected in the third quarter of 2000.

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

         On August 9, 1999, CNTS filed an action against CET in the Regional Commercial Court of Prague in which CNTS requested the court to declare the withdrawal of CET from the Services Agreement to be invalid and the Services Agreement to be in full force and effect, to issue an order prohibiting CET from entering into television or advertising service relationships with other companies on the basis that CNTS is entitled to provide such services to CET for Nova TV on an exclusive basis under the Services Agreement, and to issue an order compelling CET to broadcast programming supplied by CNTS on Nova TV. On May 4, 2000, the Commercial Court ruled that CET is obliged to broadcast NOVA TV exclusively in cooperation with CNTS, its contractual service organization, pursuant to the Services Agreement. This ruling is not yet enforceable. It is expected that the full decision will be delivered in writing within approximately 3 to 5 weeks, and any appeal from the decision can be taken within 15 days after it is delivered. The decision is not enforceable during the appeals process. Dr. Zelezny has announced that CET will appeal the decision.

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

SBS Transaction

         On February 21, 2000 the Company sold to SBS Broadcasting S.A. ("SBS") substantially all of its Hungarian operations for $16,000,000. $12,700,000 of the purchase price has been applied to pay the programming liabilities for the territory of Hungary which were assumed by SBS from CME and $3,300,000 plus the net current assets of the Hungarian operations was settled in cash in March 2000. The net current assets of the Hungarian operations are subject to final determination in May 2000.

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

         Under the ITI Note Option Agreement, SBS has an option to acquire all but not less than all of the ITI Note for a cash consideration of $37,250,000 (the "SBS Call Option"). The SBS Call Option may be exercised on or before June 30, 2000. In addition, SBS granted CME an option to sell the ITI Note to SBS for a cash consideration of $25,000,000 (the "CME Put Option"). The CME Put Option may be exercised on or before June 30, 2000. CME may extend the term of the CME Put Option until December 31, 2000 by delivering written notice thereof to SBS prior to June 30, 2000. In the event of such extension, the SBS Call Option will be automatically extended until September 30, 2000. If CME receives a bona fide offer to purchase the ITI Note prior to the expiration of the SBS Call Option, it may deliver to SBS written notice of the price (the "Offer Price") which CME has been offered for the ITI Note. Upon receipt of notice of an offer for the ITI Note, SBS will have the option to purchase the ITI Note for the lesser of
(i) the Offer Price and (ii) $40,000,000. If prior to June 30, 2000, SBS exercises the SBS Call Option or CME exercises the CME Put Option, $12,000,0000 of the purchase price will be held in escrow until the earlier of the closing of the Kanal A acquisition (see below) or June 30, 2000.

         In addition to the transactions described above, the Company intends to enter into a Share Purchase Agreement ("SPA") with SBS. This agreement entitles the Company to purchase a controlling interest in Kanal A, a Slovenian television operation, for $12,000,000. The completion of the Kanal A acquisition is subject to the completion of a Kanal A reorganization, regulatory approval and certain other conditions.

General

         Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service companies which provide programming, advertising and other services to the licenseholding companies. References to PRO TV, Acasa, POP TV, Gajba TV, Markiza TV and Studio 1+1 in this report may be to either the license company or the service companies or both, as the case may be.

         The following table sets forth certain data regarding the Company's voting interest in each license and service company.


                                                                         CME                              CME Voting
                             License                                     ---                              ----------
         Country            Expiration         TV License Company       Voting    TV Services             Interest
         -------            ----------         ------------------       -------   -----------             --------
                                                                        Interest   Company
                                                                        --------   -------
Romania...................  2004 -2008     Pro TV S.R.L..............       49%   MPI....................   66%
                                           Media Pro S.R.L...........        0%
Slovenia..................  2003 -2007     Tele 59...................       10%   Pro Plus...............   78%
                                           MMTV......................       10%
Slovak Republic...........  2007           Markiza-Slovakia s.r.o....        0%   STS....................   49%
Ukraine...................  2007           Studio 1+1................       15%   Innova, IMS,
                                                                                  UAH....................   60%
                                                                                  Prioritet..............   50% (1)

(1) 50% interest owned by Ukraine Advertising Holding B.V. (UAH).
Note: See "Status of Nova TV Dispute" above for a discussion on the ongoing dispute between CNTS and CET.


Discontinued Operations

         The Company's financial statements for the three months ending March 31, 1999, have been restated in order to reflect the operations in Hungary as discontinued operations.

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

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, which competes with POP TV (the "Kanal A Agreement"). There is currently an injunction in effect preventing the completion of the Kanal A Agreement. The Company intends to enter into a Share Purchase Agreement with SBS to purchase a controlling voting and economic interest in Kanal A. See above under "SBS Transaction". As a condition to the closing of this transaction the Company would cease all litigation against SBS, Kanal A and certain affiliates.

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

2.     Summary of Significant Accounting Policies

         Reference is made to the Notes to Consolidated Financial Statements contained in the Company's December 31, 1999 audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K filed with the SEC on March 15, 2000. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented therein. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of PRO TV, POP TV, Studio 1+1, Media Vision, Video Vision and CNTS (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV and certain entities of the Studio 1+1 group (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method.

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

         Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", which was issued in June 1999, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for CME). A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after either December 31, 1997 or 1998, at the company's election.

         The Company occasionally enters into forward foreign exchange contracts. No material impact is expected as a result of the adoption of SFAS No. 133 when it is applicable. The Company will adopt this SFAS No. 133 on the effective date noted above.

3.     Summary Financial Information for Markiza TV

                                       March 31, 2000         December 31, 1999
                                       --------------         -----------------
                                         Markiza TV               Markiza TV
                                         ----------               ----------
                                           $000's                   $000's
                                           ------                   ------

Current assets...............                 14,905                  16,303
Non-current assets...........                 14,455                  15,864
Current liabilities..........                (15,253)                (16,354)
Non-current liabilities......                 (1,094)                   (835)
                                    ------------------     --------------------
Net assets..................                  13,013                  14,978
                                    ==================     ====================


                                       March 31, 2000           March 31, 1999
                                       --------------           --------------
                                         Markiza TV               Markiza TV
                                         ----------               ----------
                                           $000's                   $000's
                                           ------                   ------

Net revenues.................                  7,097                   6,853
Operating loss...............                 (1,165)                 (2,287)
Net loss.....................                 (1,567)                 (4,397)

         The Company's share of losses in Unconsolidated Affiliates (after intercompany eliminations) for the three months ended March 31, 2000 was $1,067,000 for Markiza TV and $164,000 for certain of the Studio 1+1 Group entities.

4.     Segment Data

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia), Studio 1+1 (Ukraine) and CNTS (Czech Republic). Each operating segment provides products and services as further described below.

         The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. Summary information by segment for the three months ended March 31, 2000 and 1999 is as follows:


                                                               SEGMENT FINANCIAL INFORMATION
                                            ---------------------------------------------------------------------
                                                            For the three months ended March 31,
                                            ---------------------------------------------------------------------
                                                                         (US$000s)
                                            ---------------------------------------------------------------------
                                                      Net Revenues                          EBITDA
                                            ---------------------------------  ----------------------------------
     Station                                      2000             1999              2000              1999
     -------                                      ----             ----              ----              ----

     PRO TV ...............................       8,424             7,798            (1,094)            (2,012)
     POP TV ...............................       4,110             4,565               206               (444)
     Studio 1+1 (1) .......................       2,449             2,307              (188)              (995)
     CNTS (2) .............................         385            20,833            (1,186)             5,823
     Other Operations .....................           2                 3              --                  (12)
                                                 ------            ------            ------             ------
Total Consolidated Operations .............      15,370            35,506            (2,262)             2,360

     Markiza TV ...........................       7,097             6,853                12               (919)
                                                 ------            ------            ------             ------
Total Unconsolidated Operations ...........       7,097             6,853                12               (919)

                                                 ------            ------            ------             ------
Total Operations ..........................      22,467            42,359            (2,250)             1,441
                                                 ======            ======            ======             ======

Reconciliation to Consolidated Statements of Operations:


Consolidated Operations..........                                     (2,262)         2,360
     Intercompany elimination.........                                    81             75
     Station depreciation................                             (4,811)        (4,380)
     Corporate expenses...............                                (2,740)        (9,227)
                                                            ------------------ --------------
Operating loss from continuing operations                             (9,732)       (11,172)
                                                            ================== ==============

(1) Amounts shown in the table above for Net Revenues for the three months ending March 31, 2000 and 1999 differ by $1,076,000 and $1,337,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. Amounts shown in the table above for EBITDA for the three months ending March 31, 2000 and 1999 differ by $288,000 and $576,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

(2) CNTS ceased broadcast operations during 1999. See above under "Status of Nova TV dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

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


                                                               For the quarter ended March 31, 2000
                                                               ------------------------------------
                                                                                             Net Loss
                                                                                               Per
                                                                            Common            Common
                                                          Net Loss          Shares            Share
                                                          --------          ------            -----
                      Basic EPS
                      ---------

Net income attributable to common stock...                 $(13,669)            3,305              $(4.14)
Effect of dilutive securities: stock options...                    -                                     -
                                                        -------------   --------------    -----------------

                     Diluted EPS
                     -----------

Net income attributable to common stock and assumed
option exercises.................                          $(13,669)            3,305              $(4.14)
                                                        =============   ==============    =================


         Diluted EPS, for the three months ended March 31, 2000, does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.


                                                               For the quarter ended March 31, 1999
                                                               ------------------------------------

                                                                                            Net Income
                                                                                              Per
                                                             Net            Common            Common
                                                           Income           Shares            Share
                                                           ------           ------            -----

                      Basic EPS

Net income attributable to common stock...                   $12,088            3,207                $3.77
Effect of dilutive securities: stock options...                    -                1                    -
                                                        -------------   --------------    -----------------

                     Diluted EPS

Net income attributable to common stock
and assumed option exercises...................              $12,088            3,208                $3.77
                                                        =============   ==============    =================


         Diluted EPS, for the three months ended March 31, 1999, excludes the effect of certain outstanding stock warrants and options as their inclusion would be anti-dilutive.

6.       Subsequent Events

Stock Options

         The Company's Board of Directors has agreed (subject to the approval of the Company's shareholders at the Company's Annual General Meeting to be held May 25, 2000) to cancel all outstanding options previously granted to

Frederic T. Klinkhammer , the Chief Executive Officer of the Company, and John
A. Schwallie, the Chief Financial Officer of the Company and to grant new options to acquire 132,000 and 33,000 shares of Class A Common Stock to Mr. Klinkhammer and Mr. Schwallie, respectively, at an exercise price of $11.875. Under GAAP, if the exercise price of a fixed employee stock option is reduced, the option will be accounted for as "variable" from the date of the price modification until the date on which the option is exercised, forfeited or expires unexercised. For GAAP purposes, the cancellation of options and the granting of new options with a lower exercise price within six months of the date of the cancellation, as the Board of Directors has approved with respect to Mr. Klinkhammer and Mr. Schwallie, constitutes a reduction in the exercise price of their previously granted options which requires "variable" accounting treatment. Accordingly, the cancellation of the options to purchase shares of Class A Common Stock to Mr. Klinkhammer and Mr. Schwallie and the grant of new options to purchase shares of Class A Common Stock to each of them as described will result in the Company recording earnings charges for increases in the fair market value of the shares of Class A Common Stock over the exercise price of the new options multiplied by the number of shares underlying the cancelled options which have been re-granted, which number of shares is 89,250.

Czech Republic Tax Audit

         CNTS has been the subject of an income tax inspection by the Czech Republic tax authorities for the years 1996 to 1998 and a VAT inspection for the years 1997 and 1998. As a result of these inspections the Czech tax authorities have levied an assessment seeking VAT payments of Kc319,267,000 ($8,571,000). Additional penalties up to approximately 120% of this amount may also be levied. The Czech authorities have asserted that CNTS was providing certain services to CET and that these services should have been subject to VAT. The income tax inspection for the years 1996 to 1998 confirmed that CNTS had fully complied with Czech income tax laws and no tax was found due. In 1996 CNTS was audited by the financial authorities for income tax, VAT and personnel taxes for the years 1993 to 1995 and no material assessment was made. The service relationship between CNTS and CET had not materially changed from 1995 to August 5, 1999. As a result of the tax inspection the tax authorities have frozen CNTS' 1999 income tax prepayments in the amount of Kc275,000,000 ($7,380,000). These income tax prepayments would have become payable by the Czech tax authorities to CNTS one month after submission of the CNTS annual income tax return. The Company and CNTS will contest the VAT assessment.

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

         The Company's national private television stations and networks in Slovakia and Slovenia had the leading nationwide audience shares for 1999 and the first quarter of 2000 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1999 and the first quarter of 2000.

         The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. The Company also engages in barter transactions in which its stations exchange commercial advertising time for goods and services. The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in television operations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. The Company has incurred and might in the future incur expenses conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses.

         The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from Subsidiaries. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. This suspension has resulted in CNTS being unable to distribute dividends and consequently affected the major internal source of cash available for corporate operating costs and development expenses. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its Subsidiaries operate. The Subsidiaries' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which the Company's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

Selected Combined and Attributable Financial Information

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three months ended March 31, 2000 and 1999 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of March 31, 2000.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                          Three Months Ended March 31,
                                   (US$000's)
                                   (Unaudited)


                              ------------------------------ --- -------------------------- --- ------------------------------
                                       Net Revenue                        EBITDA                     Broadcast Cash Flow
                              ------------------------------     --------------------------     ------------------------------
                                   2000             1999            2000           1999             2000              1999
                                   ----             ----            ----           ----             ----              ----
   PRO TV ..................       8,424            7,798         (1,094)         (2,012)         (1,017)         (1,654)
   Markiza TV ..............       7,097            6,853             12            (919)           (342)           (885)
   POP TV ..................       4,110            4,565            206            (444)            697          (1,169)
   Studio 1+1 ..............       3,525            3,644           (476)         (1,571)           (138)         (1,372)
                                  ------           ------         ------          ------          ------          ------
Total Stations .............      23,156           22,860         (1,352)         (4,946)           (800)         (5,080)
                                  ======           ======         ======          ======          ======          ======


                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                          Three Months Ended March 31,
                                   (US$000's)
                                   (Unaudited)


                     ----------------------------------------------------------------------------------------------------------
                         Economic                                                                              Broadcast Cash
                         Interest                 Net Revenues                      EBITDA                         Flow
                     -------------------    ---------------------------    ---------------------------    ----------------------
                                                2000            1999           2000            1999           2000         1999
                                                ----            ----           ----            ----           ----         ----
   PRO TV ..............            66%         5,560         5,147           (722)        (1,328)          (671)        (1,092)
   Markiza TV ..........            80%         5,678         5,482             10           (735)          (274)          (708)
   POP TV ..............          85.5%         3,514         3,903            176           (380)           596           (999)
   Studio 1+1 ..........            60%         2,115         2,186           (286)          (943)           (83)          (823)
                                               ------        ------         ------         ------         ------         ------
Total Stations .........                       16,867        16,718           (822)        (3,386)          (432)        (3,622)
                                               ======        ======         ======         ======         ======         ======

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

EBITDA

         The total combined EBITDA for the Company's Stations increased by $3,594,000 from negative $4,946,000 for the first quarter of 1999 to negative $1,352,000 for the first quarter of 2000. This increase was as a result of EBITDA increases at Studio 1+1 of $1,095,000, Markiza TV of $931,000, PRO TV of $918,000 and POP TV of $650,000.

         Studio 1+1's EBITDA increased by $1,095,000 to negative $476,000 for the first quarter of 2000 from negative $1,571,000 for the first quarter of 1999. This increase was achieved despite a reduction of $119,000 in the net revenues of Studio 1+1 for the first quarter of 2000 compared to 1999. The increase in EBITDA was as a result of a $1,214,000 reduction in the operating costs of Studio 1+1 for the first quarter of 2000 compared to the first quarter of 1999. The reduction in operating costs was primarily as a result of reductions in program rights costs and reductions in marketing and general administrative expenses.

         Markiza TV recorded an EBITDA increase of $931,000 from negative $919,000 for the first quarter of 1999 to positive $12,000 for the first quarter of 2000. This increase was partially as a result of an increase of $244,000 in Markiza TV's net revenues for the first quarter of 2000 compared to the first quarter of 1999 and partially as a result of a reduction in operating cost of $687,000 for the first quarter of 2000 compared to the first quarter of 1999. The net revenues of Markiza TV increased for the first quarter of 2000 compared to the first quarter of 1999 as the economic environment became less volatile. The reduction in operating costs was primarily as a result of reductions in program rights costs and general administrative expenses for the first quarter of 2000 compared to the first quarter of 1999.

         PRO TV's EBITDA increased by $918,000 to negative $1,094,000 for the first quarter of 2000 compared to negative $2,012,000 for the first quarter of 1999. This increase was partially as a result of an increase of $626,000 in net revenues and partially as a result of a decrease of $292,000 in the operating costs of PRO TV for the first quarter of 2000 compared to first quarter of 1999. The reduction in operating costs was primarily as a result of reductions in salary and benefit expenses, equipment and engineering expenses and general administrative expenses partially offset by an increase in production expenses as a result of new show formats.

         POP TV's EBITDA increased by $650,000 to positive $206,000 for the first quarter of 2000 compared to negative $444,000 for the first quarter of 1999. This increase was achieved despite a reduction of $455,000 in the net revenues of POP TV for the first quarter of 2000 compared to the first quarter of 1999. This reduction in net revenues was as a result of the continued strength of the US dollar against the Slovenian tolar. In local currency terms POP TV recorded net revenues for the first quarter of 2000 that were approximately 8% higher than the first quarter of 1999. The increase in EBITDA was as a result of the $1,105,000 reduction in operating costs of POP TV for the first quarter of 2000 compared to the first quarter of 1999, including reductions in program rights costs, salary and benefits costs and production expenses.

         For the reasons described above total combined EBITDA increased by $3,594,000 from negative $4,946,000 for the first quarter of 1999 to negative $1,352,000 for the first quarter of 2000.

Broadcast Cash Flow

Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

Application of Accounting Principles

         The results of Markiza TV and certain entities of the Studio 1+1 group have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value.

Foreign Currency Translation

         The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including POP TV, Markiza TV and certain entities of the Studio 1+1 group, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

         PRO TV and certain entities of the Studio 1+1 group operate in economies considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

         The exchange rates at the end of and for the periods indicated are shown in the table below.


                                                             Balance Sheet                          Income Statement
                                               -----------------------------------------  --------------------------------------
                                                    At            At                         Weighted average for the three
                                                 March 31,    December 31,                       months ending March 31,
                                                   2000          1999         %Change        2000        1999       % Change
                                                   ----          ----         -------        ----        ----       --------

German mark equivalent of $1.00                     2.04          1.95          (4.6)%        1.99        1.76       (13.1)%
Romanian lei equivalent of $1.00                  19,456        18,255          (6.6)%      18,733      12,520       (49.6)%
Slovak koruna equivalent of $1.00                  43.46         42.27          (2.8)%       43.14       39.26        (9.9)%
Slovenian tolar equivalent of $1.00               211.07        196.77          (7.3)%      205.31      170.41       (20.5)%
Ukrainian hryvna equivalent of $1.00                5.43          5.22          (4.0)%        5.46        3.55       (53.8)%

         The Company's results of operations and financial position during the first quarter of 2000 were impacted by changes in foreign currency exchange rates since December 31, 1999.

         In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

         The Company's net revenues decreased by $20,136,000, or 57%, to $15,370,000 for the first quarter of 2000 from $35,506,000 for the first quarter of 1999. The decrease was attributable to the suspension of the broadcast operations of CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV's net revenues increased by $626,000, or 8%, for the first quarter of 2000 compared to the first quarter of 1999. POP TV's US dollar net revenues decreased by $455,000, or 10%, as a result of the continued strength of the US dollar against the Slovenian tolar. In local currency terms POP TV's net revenues increased by approximately 8%. The net revenues of Studio 1+1 decreased by $142,000, or 6%, as the Ukrainian market displayed no signs of growth in the first quarter of 2000.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $13,591,000, or 43%, to $18,014,000 for the first quarter of 2000 from
$31,605,000 for the first quarter of 1999. The decrease in total station operating costs and expenses was primarily attributable to the cessation of broadcasting by CNTS. See Item 1, "Status of Nova TV dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. Studio 1+1, POP TV and PRO TV all recorded decreases in station operating costs and expenses for the first quarter of 2000 compared to the first quarter of 1999. POP TV, PRO TV and Studio 1+1 reduced amortization of program rights costs by $412,000, $65,000 and $51,000, respectively, for the first quarter of 2000 compared to the first quarter of 1999. POP TV's other operating costs and expenses decreased by $402,000 primarily as a result of reductions in production expenses and salary and benefits costs. Studio 1+1 reduced other operating costs and expenses by $352,000 primarily as a result of reductions in salary and benefits costs and production expenses. PRO TV's other operating costs and expenses decreased by $119,000 primarily as a result of reductions in equipment and engineering expenses,

         Station selling, general and administrative expenses decreased by $1,498,000, or 26%, to $4,348,000 for first quarter of 2000 from $5,846,000 for the first quarter of 1999. The decrease in station selling, general and administrative expenses was primarily attributable to the cessation of broadcasting by CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. In addition POP TV, Studio 1+1 and PRO TV decreased station selling, general and administrative expenses by $291,000, $270,000 and $108,000, respectively, for the first quarter of 2000 compared to the first quarter of 1999.

         Corporate operating costs and development expenses for the first quarter of 2000 and 1999 were $2,322,000 and $5,830,000, respectively, a decrease of $3,508,000, or 60%. This decrease was attributable to reduced corporate expenses and lower corporate headcount.

         Amortization of goodwill and allowance for development costs decreased by $2,979,000, or 88%, to $418,000 for the first quarter of 2000 from $3,397,000 for the first quarter of 1999. For the first quarter of 1999 the Company recorded amortization of goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. Due to the cessation of broadcasting by CNTS no such charge for the first quarter of 2000 was recorded leading to most of the reduction in amortization of goodwill and allowances for development costs. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         As a result of the above factors, the Company generated an operating loss of $9,732,000 for the first quarter of 2000 compared to an operating loss of $11,172,000 for the first quarter of 1999.

         Equity in loss of unconsolidated affiliates decreased by $2,813,000, or 70%, to $1,231,000 for the first quarter of 2000 from $4,044,000 for the first quarter of 1999. The decrease is due to lower losses of Markiza TV and lower losses of the unconsolidated entities of the Studio 1+1 group for the first quarter of 2000 compared to the first quarter of 1999.

         Net interest and other expense increased by $11,000 to $3,704,000 for the first quarter of 2000 from $3,693,000 for the first quarter of 1999.

         The net foreign currency exchange gain decreased by $8,791,000, or 90%, to $958,000 for the first quarter of 2000 compared to $9,749,000 for the first quarter of 1999. The decrease was as a result of lower depreciation of the German mark and the Czech koruna against the US dollar for the first quarter of 2000 compared to the first quarter of 1999. In addition, the Company recorded a foreign exchange loss on the CNTS dividend made in February 2000.

         During the first quarter of 1999 the Company recorded a gain of $25,870,000 on the sale of its interest in a Romanian mobile telephone company MobilRom S.A.

         Benefit for income taxes of $18,000 for the first quarter of 2000 compares to provision for income taxes of $1,649,000 for the first quarter of 1999. The change was as a result of the cessation of broadcasting by CNTS and the subsequent loss reported by CNTS for the first quarter of 2000 compared to income for the first quarter of 1999. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in loss of consolidated subsidiaries was $22,000 for the first quarter of 2000 compared to a minority interest in income of consolidated subsidiaries of $22,000 for the first quarter of 1999. This change was the result of the cessation of broadcasting by CNTS and the subsequent loss reported by CNTS for the first quarter of 2000 compared to income for the first quarter of 1999. See Item 1, "Status of Nova TV dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         During 1999 the Company agreed to sell substantially all of its assets in Hungary. This agreement was consummated in February, 2000, see Item 1, "SBS Transaction". This resulted in the Company's operations in Hungary being recorded as discontinued operations.

         As a result of these factors, the net loss of the Company was $13,669,000 for the first quarter of 2000 compared to a net income of $12,088,000 for the first quarter of 1999.

Liquidity and Capital Resources

      Net cash used in operating activities was $12,010,000 for the three months ended March 31, 2000 compared to $9,244,000 for the three months ended March 31, 1999. The decrease of $2,766,000 is primarily the result of the cessation of broadcasting by CNTS (see Item 1 "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET).

      Net cash provided by investing activities was $4,246,000 for the three months ended March 31, 2000 compared to $29,088,000 for the three months ended March 31, 1999. The decrease of $24,842,000 was primarily due to lower cash proceeds from the disposal of the Hungarian discontinued operations for the three months ended March 31, 2000 compared to the cash proceeds from the disposal of MobilRom S.A. for the three months ended March 31, 1999, partially offset by a decrease in acquisition of fixed assets and investment activity.

      Net cash used in financing activities was $1,887,000 for the three months ended March 31, 2000 compared to net cash provided by financing activities of $335,000 for the three months ended March 31, 1999. The decrease of $2,222,000 was primarily a result of no credit facility disbursements occurring for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

         The Company had cash and cash equivalents of $26,644,000 at March 31, 2000 compared to $36,990,000 at December 31, 1999.

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

         On August 1, 1996, the Company purchased CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at March 31, 2000 was Kc 420,080,600 ($11,277,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,141,000) during the period from May 2000 through May 2002, and Kc 37,580,000 ($1,009,000) in August 2002.

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As of March 31, 2000, the loan was fully drawn. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME. This loan agreement contains certain covenants with which the Company was not in compliance, but for which the Company has received a waiver.

         PRO TV has a borrowing facility with Tiriac Bank in Romania for $4,000,000 which matures in December 2002. At March 31, 2000, $2,512,000 was borrowed under this facility. This facility is secured by PRO TV's equipment and vehicles.

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

         The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow, local financing of broadcast operations and the CME Put Option on the ITI Note (see
Item 1, "SBS Transaction") should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months.

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

Forward-looking Statements

         Statements made in Items 1 and 2, under the heading "Status of Nova TV Dispute", "Results of Operations" and under "Liquidity and Capital Resources" regarding future operations of CNTS, the ongoing dispute between CNTS and CET, future investments in existing television broadcast operations, business strategies and commitments and the timing of the need for additional cash resources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include legal, political and regulatory conditions and developments in the Czech Republic.

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

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at March 31, 2000.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France. The Company seeks the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

         On April 29, 2000 to May 5, 2000, the arbitral tribunal conducted a final hearing in Amsterdam. A decision in the arbitration is expected in the third quarter of 2000.

         In May 1999, CET filed an action with the Regional Commercial Court in Prague, requesting that the court declare the Services Agreement invalid for vagueness and other reasons. On May 4, 2000, the Commercial Court dismissed the action. This ruling is not yet enforceable. It is expected that the full decision will be delivered in writing within approximately 3 to 5 weeks, and any appeal from the decision can be taken within 15 days after it is delivered. The decision is not enforceable during the appeals process.

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

         On August 9, 1999, CNTS filed an action against CET in the Regional Commercial Court of Prague in which CNTS requested the court to declare the withdrawal of CET from the Services Agreement to be invalid and the Services Agreement to be in full force and effect, to issue an order prohibiting CET from entering into television or advertising service relationships with other companies on the basis that CNTS is entitled to provide such services to CET for Nova TV on an exclusive basis under the Services Agreement, and to issue an order compelling CET to broadcast programming supplied by CNTS on Nova TV. On May 4, 2000, the Commercial Court ruled that CET is obliged to broadcast NOVA TV exclusively in cooperation with CNTS, its contractual service organization, pursuant to the Services Agreement. This ruling is not yet enforceable. It is expected that the full decision will be delivered in writing within approximately 3 to 5 weeks, and any appeal from the decision can be taken within 15 days after it is delivered. The decision is not enforceable during the appeals process. Dr. Zelezny has announced that CET will appeal the decision.

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

Item 6.    Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

27.01    Financial Data Schedule

b) A Form 8-K was filed on February 25, 2000.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2000                              /s/ Frederic T. Klinkhammer
                                                ---------------------------
                                                  Frederic T. Klinkhammer
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)


Date: May 11, 2000                               /s/ John A. Schwallie
                                                 ---------------------
                                                  John A. Schwallie
                                                  Chief Financial Officer
                                                (Principal Financial Officer)

EXHIBIT INDEX

27.01    Financial Data Schedule