Form 10-Q
period 2000-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2000-08-15
CIK 925645

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                    Yes X   No
                                       ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding as of August 10, 2000
-----                                          ---------------------------------

Class A Common Stock, par value $.08                      2,313,346
Class B Common Stock, par value $.08                        991,842

                                     PART 1

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        CONSOLIDATED BALANCE SHEETS AS AT
                       June 30, 2000 and December 31, 1999
                        (US$000s, except per share data)

                                      ASSETS
                                      ------

                                                                                         June 30,      December 31,
                                                                                           2000            1999
                                                                                        -----------    ------------
                                                                                        (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ...........................................................   $    51,127    $     36,990
Restricted cash .....................................................................        13,489           4,784
Accounts receivable (net of allowances of $2,385, $2,597) ...........................        15,018          15,099
Program rights costs ................................................................         9,412           9,883
Advances to affiliates ..............................................................        22,091          20,507
Income taxes receivable .............................................................         7,462           7,640
Other current assets ................................................................         4,646           8,167
                                                                                        -----------    ------------
Total current assets ................................................................       123,245         103,070

Investments in unconsolidated affiliates ............................................        22,049          23,095
Loans to affiliates .................................................................         3,763           4,863
Property, plant and equipment (net of depreciation of $60,265, $56,292) .............        40,689          48,471
Program rights costs ................................................................         6,342           8,911
License costs and other intangibles (net of amortization of $10,003, $10,376) .......         2,540           2,912
Goodwill (net of amortization of $86,490, $79,263) ..................................        10,472          19,393
Note receivable .....................................................................            --          20,071
Deferred tax asset ..................................................................           138             138
Other assets ........................................................................         4,769           5,263
                                                                                        -----------    ------------
Total assets ........................................................................   $   214,007    $    236,187
                                                                                        ===========    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ............................................   $    50,838    $     51,504
Duties and other taxes payable ......................................................        10,981          11,678
Income taxes payable ................................................................         1,186             864
Current portion of credit facilities and obligations under capital ..................         5,571           6,409
leases
Dividends payable ...................................................................           224              --
Investments payable .................................................................         5,188           5,188
Advances from affiliates ............................................................         1,858           1,028
                                                                                        -----------    ------------
Total current liabilities ...........................................................        75,846          76,671

Long-term portion of credit facilities and obligations under capital ................        11,677          15,115
leases
$100,000,000 9 3/8 % Senior Notes due 2004 ..........................................        99,908          99,897
DM 140,000,000 8 1/8 % Senior Notes due 2004 ........................................        68,419          71,519
Other liabilities ...................................................................         7,165           7,843
Minority interests in consolidated subsidiaries .....................................            63             378

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized:
100,000,000 shares at June 30, 2000 and December 31, 1999; issued and outstanding;
2,313,346 at June 30, 2000 and at December 31, 1999 .................................           185             185
Class B Common Stock, $0.08 par value: authorized:
15,000,000 shares at June 30, 2000 and December 31, 1999; issued and outstanding;
991,842 at June 30, 2000 and December 31, 1999 ......................................            79              79
Additional paid-in capital ..........................................................       356,385         356,385
Accumulated deficit .................................................................      (394,992)       (378,218)
Accumulated other comprehensive loss ................................................       (10,728)        (13,667)
                                                                                        -----------    ------------

Total shareholders' deficit .........................................................       (49,071)        (35,236)
                                                                                        -----------    ------------

Total liabilities and shareholders' deficit .........................................   $   214,007    $    236,187
                                                                                        ===========    ============

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (US$000s, except share and per share data)
                                   (Unaudited)


                                                                          For the three months      For the six months
                                                                            ended June 30,            ended June 30,
                                                                         ----------------------    ----------------------
                                                                            2000        1999          2000         1999
                                                                         ---------    ---------    ---------    ---------
Gross revenues .......................................................   $  24,359    $  57,732    $  43,006    $ 101,712
Discounts and agency commissions .....................................      (4,404)     (10,956)      (7,681)     (19,430)
                                                                         ---------    ---------    ---------    ---------
Net revenues .........................................................      19,955       46,776       35,325       82,282

STATION EXPENSES:
Other operating costs and expenses ...................................       9,153       17,378       17,933       36,322
Amortization of programming rights ...................................       3,699        8,400        8,122       16,681
Depreciation of station fixed assets and other intangibles ...........      11,415        5,107       16,226        9,487
                                                                         ---------    ---------    ---------    ---------
Total station operating costs and expenses ...........................      24,267       30,885       42,281       62,490

Selling, general and administrative expenses .........................       4,406        6,852        8,754       12,698

CORPORATE EXPENSES:
Corporate operating costs and development expenses ...................       2,584        3,809        4,906        9,639
Amortization of goodwill and allowance for development costs .........         418        2,418          836        5,815
                                                                         ---------    ---------    ---------    ---------
                                                                             3,002        6,227        5,742       15,454

Operating (loss)/income ..............................................     (11,720)       2,812      (21,452)      (8,360)

Equity in income/(loss) of unconsolidated affiliates (Note 3).........         737         (346)        (494)      (4,390)
Net interest and other expense .......................................      (6,909)      (3,280)     (10,613)      (6,973)
Foreign currency exchange (loss)/gain, net ...........................      (2,204)       3,228       (1,246)      12,977
Gain on sale of investment ...........................................      17,186           --       17,186       25,870
                                                                         ---------    ---------    ---------    ---------

(Loss)/ income before provision for income taxes, minority
interest and discontinued operations .................................      (2,910)       2,414      (16,619)      19,124
Provision for income taxes ...........................................        (207)      (3,858)        (189)      (5,507)
                                                                         ---------    ---------    ---------    ---------

(Loss)/ income before minority interest and discontinued operations...      (3,117)      (1,444)     (16,808)      13,617
Minority interest in loss/(income) of consolidated subsidiaries.......          12          (71)          34          (93)
                                                                         ---------    ---------    ---------    ---------

(Loss)/income from continuing operations .............................      (3,105)      (1,515)     (16,774)      13,524

DISCONTINUED OPERATIONS:
Operating loss of discontinued operations (Hungary) ..................          --       (1,997)          --       (4,948)
                                                                         ---------    ---------    ---------    ---------
Net (Loss)/income ....................................................   $  (3,105)   $  (3,512)   $ (16,774)   $   8,576
                                                                         =========    =========    =========    =========

PER SHARE DATA:
Net (Loss)/income per share (Note 5):
Continuing operations - Basic and diluted ............................   $   (0.94)   $   (0.47)   $   (5.08)   $    4.22
Discontinued operations - Basic and diluted ..........................          --        (0.62)          --        (1.54)
                                                                         ---------    ---------    ---------    ---------
Total ................................................................   $   (0.94)   $   (1.09)   $   (5.08)   $    2.68
                                                                         =========    =========    =========    =========

Weighted average common shares used in computing per share amounts:
Basic ................................................................       3,305        3,208        3,305        3,208
                                                                         =========    =========    =========    =========

Diluted ..............................................................       3,305        3,209        3,305        3,209
                                                                         =========    =========    =========    =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
             For the period from December 31, 1999 to June 30, 2000
                                    (US$000s)
                                   (Unaudited)

                                                                                                     Accumulated
                                          Comprehensive  Class A   Class B                              Other            Total
                                             Income       Common    Common   Capital   Accumulated   Comprehensive    Shareholders'
                                             (loss)       Stock     Stock    Surplus    (Deficit)    Income/(Loss)      (Deficit)
                                                                                           (a)            (b)
                                          -------------  --------  --------  --------  -----------   -------------    ------------

BALANCE, December 31, 1999 ..............                     185        79   356,385     (378,218)        (13,667)        (35,236)

Comprehensive income/(loss):
   Net loss .............................       (16,774)                                   (16,774)                        (16,774)
   Other comprehensive income:
     Unrealized translation adjustments .         2,939                                                      2,939           2,939
                                          -------------
   Comprehensive loss ...................       (13,835)
                                          =============
                                                         --------  --------  --------  -----------   -------------    ------------
BALANCE, June 30, 2000 ..................                     185        79   356,385     (394,992)        (10,728)        (49,071)
                                                         ========  ========  ========  ===========   =============    ============

(a) Of the accumulated deficit of $394,992 at June 30, 2000, $96,679 represents accumulated losses in unconsolidated affiliates.
(b)      Represents foreign currency translation adjustments.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                    (US$000s)
                                   (Unaudited)

                                                                       For the six months ended
                                                                               June 30,
                                                                       ------------------------
                                                                           2000        1999
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................................   $(16,774)   $  8,576
Adjustments to reconcile net loss to net cash used in operating activities:
  Equity in loss of unconsolidated affiliates ........................        494       4,390
  Depreciation and amortization (excluding amortization of barter ....     25,921      32,491
  programs)
  Discontinued operations ............................................         --       4,948
  Gain on disposal of investment .....................................    (17,186)    (25,870)
  Minority interest in (loss) income of consolidated .................        (34)         93
  subsidiaries
  Foreign currency exchange loss (gain), net .........................      1,246     (12,977)
  Accounts receivable ................................................       (394)      6,935
  Cash paid for program rights .......................................     (8,161)    (17,246)
  Advances to affiliates .............................................        408      (3,101)
  Other short-term assets ............................................        418        (835)
  Accounts payable and accrued liabilities ...........................      1,419      (6,292)
  Income and other taxes payable .....................................       (669)       (151)
                                                                         --------    --------
    Net cash used in operating activities ............................    (13,312)     (9,039)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other investments ..................................................        (53)     (6,056)
  Investments in discontinued operations .............................         --      (3,145)
  Cash proceeds from disposal of discontinued operations .............      4,416      39,260
  Cash proceeds from disposal of investments .........................     37,250          --
  Restricted cash ....................................................     (8,768)        (29)
  Acquisition of fixed assets ........................................       (898)     (4,649)
  Loans and advances to affiliates ...................................        261       1,369
  Payments for license costs, other assets and intangibles ...........       (616)        360
                                                                         --------    --------
    Net cash provided by investing activities ........................     31,592      27,110
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities and payments under capital leases ................     (3,190)     (2,152)
  Capital contributed by shareholders ................................         --           7
  Other long-term liabilities ........................................         (1)       (243)
                                                                         --------    --------
    Net cash used in financing activities ............................     (3,191)     (2,388)
                                                                         --------    --------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH .........................       (952)     (1,465)
                                                                         --------    --------
  Net  increase in cash and cash equivalents .........................     14,137      14,218
CASH AND CASH EQUIVALENTS, beginning of period .......................     36,990      43,354
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, end of period .............................   $ 51,127    $ 57,572
                                                                         ========    ========

Supplemental information:
  Cash paid for interest .............................................   $  9,588    $ 10,689
                                                                         ========    ========

  Income taxes .......................................................   $      0    $  7,764
                                                                         ========    ========

Supplemental disclosures of non-cash financing transactions:
         As part of the February 21, 2000 sale of substantially all of its Hungarian operations to SBS, programming rights valued at $12,700 and associated liabilities of $12,195 were transferred to SBS. The difference of $505 was or will be paid in cash.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

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

Status of Nova TV Dispute

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CET 21, spol. s.r.o. ("CET") holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided television programming and other services to CET, which broadcasts the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. Pursuant to an Agreement on Cooperation in Ensuing Services for Television Broadcasting with CET dated May 21, 1997 (the "Cooperation Agreement"), CNTS provided substantially all of the television and programming services to Nova TV, and in consideration therefor, CNTS collected all of Nova TV's advertising and other revenues, and retained as compensation for its services the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 ($2,800) per month payable to CET.

         On April 19, 1999, CNTS dismissed Dr. Vladimir Zelezny from his position as Executive and General Director of CNTS, for taking actions that exceeded his authority, that breached his fiduciary duties and that were against the interests of CNTS. Dr. Zelezny had executed an unlimited CNTS guarantee for the liabilities of a Czech television program acquisition company, AQS a.s. ("AQS"), without any authorization. Further investigation also indicated that Dr. Zelezny had reassigned the program acquisition department of CNTS to AQS, notified international providers of television programming that AQS would replace CNTS as the program service provider to Nova TV, and taken other actions contrary to the interests of CNTS.

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny with the International Chamber of Commerce's International Court of Arbitration in Paris, France. The claim in the arbitration is for the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which a wholly-owned subsidiary of the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the

$5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

         From April 29 to May 5, 2000, the arbitral tribunal conducted a final hearing in Amsterdam. A decision in the arbitration is expected in the third quarter of 2000.

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Agreement allegedly due to CNTS's failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that CET would not utilize the services of CNTS for Nova TV in the future. CET has continued to pre-empt all of CNTS's programming for Nova TV.

         As a result of CET's actions, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed 265 employees.

         CNTS is governed by a Memorandum of Association and Investment Agreement (the "Memorandum of Association"). The Company believes that the Memorandum of Association, the Cooperation Agreement and course of dealing over the life of Nova TV establish that CNTS is legally entitled to be the exclusive provider of television and related services to CET for Nova TV.

         On August 9, 1999, CNTS filed an action against CET in the Regional Commercial Court of Prague in which CNTS requested the court to declare the withdrawal of CET from the Cooperation Agreement to be invalid and the Cooperation Agreement to be in full force and effect, to issue an order prohibiting CET from entering into television or advertising service relationships with other companies on the basis that CNTS is entitled to provide such services to CET for Nova TV on an exclusive basis under the Cooperation Agreement, and to issue an order compelling CET to broadcast programming supplied by CNTS on Nova TV. On May 4, 2000, the Commercial Court ruled that CET is obliged to broadcast Nova TV exclusively in cooperation with CNTS, its contractual service organization, pursuant to the Cooperation Agreement. This ruling will become enforceable only if and when it is affirmed in an appeal that is currently pending. No hearings on the appeal have as yet been scheduled. See
Part II, Item 1, "Legal Proceedings".

         The Company belives that CET's actions violate the Corporation Agreement and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws.

         On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over CME) an investment in the Czech Republic. The claim primarily asserts that the Czech Republic harmed and effectively expropriated

Mr. Lauder's investment in CNTS by taking unfair, inequitable and discriminatory actions -- in the form of expressly approving an exclusive relationship between CNTS and CET to entice CME's investment of foreign capital, and later changing its position -- and by failing to act to remedy the effects of those actions or the improper actions of Dr. Zelezny. Mr. Lauder seeks restitution of his investment and/or monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration is taking place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law. A hearing on the matter is scheduled to begin on March 5, 2001.

         On February 22, 2000, a wholly owned subsidiary of the Company, duly incorporated and existing under the laws of the Netherlands, instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted by the Dutch subsidiary are substantially similar to those asserted by Mr. Lauder in the arbitration proceedings that he has instituted in his personal capacity against the Czech Republic. The claim seeks restitution of its investment and/or monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration is taking place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law. A preliminary hearing is scheduled for November 19, 2000 with a hearing on the merits not likely before the summer of 2001.

         The continued suspension of CNTS's operations has had a material adverse effect on the Company. Despite the suspension of CNTS's operations, the recent transaction with SBS and in particular SBS' decision to exercise its call option on the ITI Notes (see below under "SBS Transaction") should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months (See below under "Non-Timely Payment of Senior Notes Interest" and Item 2, "Liquidity and Capital Resources").

Non-Timely Payment of Senior Notes Interest

         The Company has outstanding two tranches of Senior Notes, the principal of which becomes due in August 2004 (the "Senior Notes"). The United States dollar tranche totals $100,000,000 in principal amount and bears interest at a rate of 9.375% per annum. The German mark tranche totals DM 140,000,000 ($68,627,000) in principal amount and bears interest at a rate of 8.125% per annum. The next semi-annual interest payment on the Senior Notes is payable on August 15, 2000 (the "August 2000 Interest Payment"). The Company will not make the August 2000 Interest Payment on August 15, 2000. Under the Indentures which govern the Senior Notes, an Event of Default will not occur unless the August 2000 Interest Payment continues to be unpaid for a period of 30 days after August 15, 2000. The Company has not determined whether it will make the August 2000 Interest Payment within such 30 day period. The Company has commenced discussions with a group of holders of the Senior Notes relating to a possible consensual restructuring of the Senior Notes. The Company can make no assurance that its discussions with this group of holders of the Senior Notes will be successful. If an Event of Default occurs under the Senior Notes for failure to make the August 2000 Interest Payment within the 30 day period described above, the Trustee under the Indentures or the holders of the Senior Notes may accelerate all of the Company's obligations under the Senior Notes, including the payment of the entire principal amount of the Senior Notes. If payment of the entire principal amount of the Senior Notes was accelerated, the Company would have insufficient funds to meet the obligation.

Czech Republic Tax Audit

         CNTS has been the subject of an income tax inspection by the Czech Republic tax authorities for the years 1996 to 1998 and a VAT inspection for the years 1997 and 1998. As a result of these inspections the Czech tax authorities have levied an initial assessment seeking VAT payments of Kc319,267,000 ($8,455,000). Additional penalties up to approximately 120% of this amount may also be levied. The Czech authorities have asserted that CNTS was providing certain services to CET and that these services should have been subject to VAT. The income tax inspection for the years 1996 to 1998 confirmed that CNTS had fully complied with Czech income tax laws and no tax was found due. In 1996 CNTS was audited by the financial authorities for income tax, VAT and personnel taxes for the years 1993 to 1995 and no material assessment was made. The service relationship between CNTS and CET had not materially changed from 1995 to August 5, 1999. As a result of the tax inspection the tax authorities have frozen CNTS' 1998 and 1999 income tax prepayments in the amount of Kc281,790,000 ($7,462,000). In addition, the tax authorities are investigating the 1999 CNTS tax return which has extended the period for return of the income tax prepayments. These income tax prepayments would have become payable by the Czech tax authorities to CNTS one month after submission of the CNTS annual income tax return. To date, the tax authorities have not issued a final VAT assessment and the tax inspections are still pending. The Company and CNTS will contest any unfavorable VAT assessment.

Republic of Slovenia Tax Audit

         The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. (Pro Plus, see "Slovenia" below) has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 ($4,968,000). The Slovene authorities have asserted that capital contributions and loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the fixed assets imported as capital contributions would now be subject to customs duties which were not paid.

         Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings.

SBS Transaction

         On February 21, 2000 the Company sold to SBS Broadcasting S.A. ("SBS") substantially all of its Hungarian operations for $16,000,000. $12,700,000 of the purchase price has been applied to pay the programming liabilities for the territory of Hungary which were assumed by SBS from CME and $3,300,000 plus the net current assets of the Hungarian operations was settled in cash in March 2000. The net current assets of the Hungarian operations are subject to final determination during the third quarter 2000.

         On February 21, 2000, the Company and SBS also entered into an option agreement with respect to the ITI Note (the "ITI Note Option

Agreement"). The ITI Note was acquired by the Company in connection with the sale of its interest in the TVN television operations in Poland to International Trading and Investments Holding S.A. ("ITI") in December 1998. The ITI Note is in the principal amount of $40,000,000 and bears interest at a rate of 5% per annum and matures on December 10, 2001. On June 29, 2000 SBS exercised its call option on the ITI Note for $37,250,000 plus accrued interest. This resulted in a reported gain of $17,186,000.

         On June 13, 2000 the Company finalized a share purchase agreement to acquire at least a 98% controlling interest in Kanal A, for $12,500,000 prior to August 18, 2000. Kanal A is the second leading commercial television broadcaster in Slovenia. As part of this agreement $12,500,000 of the SBS proceeds from the exercise of the call option on the ITI Note will be held in escrow until the earlier of August 18, 2000 and the closing of the Kanal A acquisition. This escrow amount is reported in restricted cash on the balance sheet. This transaction is subject to regulatory approval and certain other conditions.

Potential Nasdaq National Market System Delisting

         On May 23, 2000 the Company was notified by Nasdaq that the Company's Class A Common Stock had failed to maintain a minimum market value of public float of $15,000,000 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. If the closing price of the Company's Class A Common Stock exceeds $10.77 per share for 10 consecutive trading days before August 21, 2000 the Company would regain compliance with the listing requirement for the Nasdaq National Market. However, given the recent closing prices on Nasdaq for the Company's Class A Common Stock it is not possible for the Company to satisfy the listing requirements for the Nasdaq National Market System prior to the August 21, 2000 deadline. If compliance is not met the Company's Class A Common Stock will be delisted at the opening of business on August 23, 2000. The Company does not qualify for the standards for listing on the Nasdaq SmallCap Market.

General

         Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service companies which provide programming, advertising and other services to the license holding companies. References to PRO TV, Acasa, POP TV, Gajba TV, Markiza TV and Studio 1+1 in this report may be to either the license company or the service companies or both, as the case may be.

         The following table sets forth certain data regarding the Company's voting interest in each license and service company.

                                                                        CME
                           License                                      Voting                          CME Voting
Country                    Expiration     TV License Company            Interest  TV Services Company   Interest
-------                    ----------     ------------------            --------  -------------------   --------
Romania.................   2004-2008      Pro TV S.R.L...............   49%       MPI.................  66%
                                          Media Pro S.R.L............   0%
Slovenia................   2003-2007      Tele 59....................   10%       Pro Plus............  78%
                                          MMTV.......................   10%
Slovak Republic.........   2007           Markiza-Slovakia s.r.o.....   0%        STS.................  49%
Ukraine.................   2007           Studio 1+1.................   15%       Innova, IMS, UAH....  60%
                                                                                  Prioritet...........  50%(1)

(1) 50% interest owned by Ukraine Advertising Holding B.V. (UAH).
Note: See "Status of Nova TV Dispute" above for a discussion on the ongoing dispute between CNTS and CET.

Discontinued Operations

         The Company's financial statements for the three and six months ending June 30, 1999, have been restated in order to reflect the operations in Hungary as discontinued operations.

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

         The Company has entered into a share purchase agreement with SBS to purchase a controlling voting and economic interest in Kanal A. See above under "SBS Transaction".

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

3.       Summary Financial Information for Markiza TV

                                 June 30, 2000    December 31, 1999
                                  Markiza TV          Markiza TV
                                 -------------    -----------------
                                     $000's             $000's
                                     ------             ------
Current assets ...............          15,844               16,303
Non-current assets ...........          14,880               15,864
Current liabilities ..........         (17,085)             (16,354)
Non-current liabilities ......          (1,038)                (835)
                                 -------------    -----------------
Net assets ...................          12,601               14,978
                                 =============    =================

                                    For the three months ended,
                                    ---------------------------
                                 June 30, 2000      June 30, 1999
                                  Markiza TV          Markiza TV
                                 -------------    -----------------
                                     $000's             $000's
                                     ------             ------

Net revenues .................           9,470                9,256
Operating income .............             929                1,003
Net income ...................             193                  616

                                     For the six months ended,
                                     -------------------------
                                 June 30, 2000      June 30, 1999
                                  Markiza TV          Markiza TV
                                 -------------    -----------------
                                     $000's             $000's
                                     ------             ------
Net revenues .................          16,567               16,109
Operating loss ...............            (236)              (1,284)
Net loss .....................          (1,374)              (3,781)

         The Company's share of losses in Unconsolidated Affiliates (after intercompany eliminations) for the six months ended June 30, 2000 was $724,000 for Markiza TV and the Company's share of income in Unconsolidated Affiliates (after intercompany eliminations) for the six months ended June 30, 2000 was $230,000 for certain of the Studio 1+1 Group entities.

4.       Segment Data

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia), Studio 1+1 (Ukraine) and CNTS (Czech Republic). Each operating segment provides products and services as further described below.

         The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. Summary information by segment as of and for the three and six months ended June 30, 2000 and 1999 is as follows:

                                              SEGMENT FINANCIAL INFORMATION
                                              -----------------------------
                                           For the three months ended June 30,
                                           -----------------------------------
                                                        (US$000s)
                                                        ---------
                                            Net Revenues           EBITDA
                                            ------------           ------
     Station                               2000      1999      2000       1999
     -------                             -------   -------   -------    -------
     PRO TV ............................  10,336     9,735     1,307       (103)
     POP TV ............................   6,676     7,255     2,238      2,319
     Studio 1+1 (1) ....................   2,204     2,120      (469)      (897)
     CNTS (2) ..........................     736    27,663      (368)    12,831
     Other Operations ..................       3         3       (11)        (4)
                                         -------   -------   -------    -------
Total Consolidated Operations ..........  19,955    46,776     2,697     14,146

     Markiza TV ........................   9,470     9,256     2,122      2,353
                                         -------   -------   -------    -------
Total Unconsolidated Operations ........   9,470     9,256     2,122      2,353

                                         -------   -------   -------    -------
Total Operations .......................  29,425    56,032     4,819     16,499
                                         =======   =======   =======    =======

Reconciliation to Consolidated Statements of Operations:

Consolidated Operations ..........................     2,697     14,146

     Station depreciation ........................   (11,415)    (5,107)
     Corporate expenses ..........................    (3,002)    (6,227)

                                                     -------    -------
Operating loss from continuing operations            (11,720)     2,812
                                                     =======    =======

(1) Amounts shown in the table above for Net Revenues for the three months ending June 30, 2000 and 1999 differ by $1,866,000 and $1,208,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. Amounts shown in the table above for EBITDA for the three months ending June 30, 2000 and 1999 differ by $586,000 and ($816,000), respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

(2) CNTS ceased broadcast operations during 1999. See above under "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.


                                          SEGMENT FINANCIAL INFORMATION
                                          -----------------------------
                                         For the six months ended June 30,
                                         ---------------------------------
                                                      (US$000s)
                                                      ---------
                                         Net Revenues           EBITDA
                                         ------------           ------
     Station                            2000      1999      2000       1999
     -------                            ----      ----      ----       ----

     PRO TV .......................    18,760    17,533       238     (2,090)
     POP TV .......................    10,786    11,819     2,469      1,898
     Studio 1+1 (1) ...............     4,653     4,428      (632)    (1,867)
     CNTS (2) .....................     1,121    48,496    (1,554)    18,654
     Other Operations .............         5         6        (5)       (14)
                                      -------   -------   -------    -------
Total Consolidated Operations .....    35,325    82,282       516     16,581

     Markiza TV ...................    16,567    16,109     2,159      1,460
                                      -------   -------   -------    -------
Total Unconsolidated Operations ...    16,567    16,109     2,159      1,460

                                      -------   -------   -------    -------
Total Operations ..................    51,892    98,391     2,675     18,041
                                      =======   =======   =======    =======

Reconciliation to Consolidated Statements of Operations:

Consolidated Operations ............................          516     16,581

     Intercompany elimination
     Station depreciation ..........................      (16,226)    (9,487)
     Corporate expenses ............................       (5,742)   (15,454)

                                                          -------    -------
Operating loss from continuing operations                 (21,452)    (8,360)
                                                          =======    =======

(1) Amounts shown in the table above for Net Revenues for the six months ending June 30, 2000 and 1999 differ by $2,942,000 and $2,543,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. Amounts shown in the table above for EBITDA for the six months ending June 30, 2000 and 1999 differ by $298,000 and ($1,391,000), respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

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

                                                        For the three months ended June 30, 2000
                                                        ----------------------------------------

                                                                                Net Loss Per
                                                                                ------------
                                                                      Common       Common
                                                                      ------       ------
                                                          Net Loss    Shares       Share
                                                          --------    ------       -----

               Basic EPS
               ---------
Net loss attributable to common stock .................   $ (3,105)     3,305   $      (0.94)
Effect of dilutive securities: stock options ..........         --                        --
                                                          --------    -------   ------------

              Diluted EPS
              -----------
Net loss attributable to common stock and assumed
option exercises ......................................   $ (3,105)     3,305   $      (0.94)
                                                          ========    =======   ============

         Diluted EPS, for the three months ended June 30, 2000, does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

                                                        For the three months ended June 30, 2000
                                                        ----------------------------------------

                                                                                Net Loss Per
                                                                                ------------
                                                                      Common       Common
                                                                      ------       ------
                                                          Net Loss    Shares       Share
                                                          --------    ------       -----

                      Basic EPS
Net loss attributable to common stock............         $ (3,512)    3,208      $(1.09)
Effect of dilutive securities: stock options........            --         1          --
                                                          --------    ------      ------

                     Diluted EPS
Net loss attributable to common stock and assumed
option exercises...........................               $ (3,512)    3,209      $(1.09)
                                                          ========    ======      =======

         Diluted EPS, for the three months ended June 30, 1999, excludes the effect of certain outstanding stock warrants and options as their inclusion would be anti-dilutive.

                                                      For the six months ended June 30, 2000

                                                                              Net Loss Per
                                                                              ------------
                                                                    Common      Common
                                                                    ------      ------
                                                       Net Loss     Shares      Share
                                                       --------     ------      -----

                  Basic EPS
                  ---------
Net loss attributable to common stock ..............   $(16,774)      3,305   $    (5.08)
Effect of dilutive securities: stock options .......         --          --           --
                                                       --------    --------   ----------

                 Diluted EPS
                 -----------
Net loss attributable to common stock and assumed
option exercises ...................................   $(16,774)      3,305   $    (5.08)
                                                       ========    ========   ==========


         Diluted EPS, for the six months ended June 30, 2000, does not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.


                                                      For the six months ended June 30, 1999

                                                                              Net Income
                                                                              ----------
                                                                    Common    Per Common
                                                                    ------    ----------
                                                       Net Loss     Shares      Share
                                                       --------     ------      -----

                  Basic EPS
                  ---------
Net income attributable to common stock ............   $  8,576      3,208   $     2.68
Effect of dilutive securities: stock options .......         --          1           --
                                                       --------   --------   ----------

                 Diluted EPS
                 -----------
Net income attributable to common stock and assumed
option exercises ...................................   $  8,576      3,209   $     2.68
                                                       ========   ========   ==========

         Diluted EPS, for the six months ended June 30, 1999, excludes the effect of certain outstanding stock warrants and options as their inclusion would be anti-dilutive.

Subsequent Events

Resignation of John A. Schwallie and Appointment of Mark Wyllie

         On July 27, 2000 the Company announced that John A. Schwallie, Chief Financial Officer, will leave the Company on October 31, 2000 to pursue a career with a San Francisco based animation company.

         The Company also announced the appointment of Mark Wyllie as Finance Director. Mark Wyllie has had a progressive career with the UK based United Biscuits plc where he was most recently Finance Director, Asia and Central Europe. Mr Wyllie will join the Company in September.

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

         The Company's national private television stations and networks in Slovakia and Slovenia had the leading nationwide audience shares for 1999 and the first six months of 2000 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1999 and the first six months of 2000.

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

Selected Combined and Attributable Financial Information

         The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three and six months ended June 30, 2000 and 1999 for the Company's operating entities. This financial information departs materially from GAAP.

         In the tables "Selected Combined Financial Information," revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the tables "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of June 30, 2000.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                           Three Months Ended June 30,
                                   (US$000's)
                                   (Unaudited)

                       ---------------   ----------------  -------------------
                         Net Revenue          EBITDA       Broadcast Cash Flow
                       ---------------   ----------------  -------------------
                        2000     1999      2000     1999      2000     1999
                        ----     ----      ----     ----      ----     ----
   PRO TV ..........   10,336    9,735    1,307     (103)    1,010      738
   Markiza TV ......    9,470    9,256    2,122    2,353     2,895    2,872
   POP TV ..........    6,676    7,255    2,238    2,319     2,242    2,576
   Studio 1+1 ......    4,070    3,328      117   (1,713)      294     (443)
                       ------   ------   ------   ------    ------   ------
Total Stations         30,552   29,574    5,784    2,856     6,441    5,743
                       ======   ======   ======   ======    ======   ======

                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                           Three Months Ended June 30,
                                   (US$000's)
                                   (Unaudited)

                      Economic Interest      Net Revenues        EBITDA         Broadcast Cash Flow
                     -------------------   ---------------   ---------------    ---------------------
                                            2000     1999     2000     1999       2000        1999
                                           ------   ------   ------   ------    ---------   ---------
   PRO TV ..........                 66%    6,822    6,425      863      (68)         667         487
   Markiza TV ......                 80%    7,576    7,405    1,698    1,882        2,316       2,298
   POP TV ..........               85.5%    5,708    6,203    1,913    1,983        1,917       2,202
   Studio 1+1 ......                 60%    2,442    1,997       70   (1,028)         176        (266)
                                           ------   ------   ------   ------    ---------   ---------
Total Stations                             22,548   22,030    4,544    2,769        5,076       4,721
                                           ======   ======   ======   ======    =========   =========

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA and Broadcast Cash Flow data for 1999 has been restated to exclude the effect of intercompany transactions.

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                            Six Months Ended June 30,
                                   (US$000's)
                                   (Unaudited)

                       ---------------  ----------------  ---------------------
                         Net Revenue         EBITDA        Broadcast Cash Flow
                       ---------------  ----------------  ---------------------
                        2000     1999    2000      1999      2000        1999
                       ------   ------  ------    ------  ---------   ---------
   PRO TV ..........   18,760   17,533     238    (2,090)        18        (890)
   Markiza TV ......   16,567   16,109   2,159     1,460      2,578       2,012
   POP TV ..........   10,786   11,819   2,469     1,898      2,964       1,430
   Studio 1+1 ......    7,595    6,971    (334)   (3,258)       181      (1,790)
                       ------   ------  ------    ------  ---------   ---------
Total Stations         53,708   52,432   4,532    (1,990)     5,741         762
                       ======   ======  ======    ======  =========   =========

                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                            Six Months Ended June 30,
                                   (US$000's)
                                   (Unaudited)

                       ----------------    ---------------   ----------------   -------------------
                       Economic Interest     Net Revenues         EBITDA        Broadcast Cash Flow
                       ----------------    ---------------   ----------------   -------------------
                                            2000     1999     2000      1999       2000      1999
                                           ------   ------   ------    ------    -------   -------
   PRO TV ..........                 66%   12,382   11,572      157    (1,379)        12      (587)
   Markiza TV ......                 80%   13,254   12,887    1,727     1,168      2,062     1,610
   POP TV ..........               85.5%    9,222   10,105    2,111     1,623      2,534     1,223
   Studio 1+1 ......                 60%    4,557    4,183     (200)   (1,955)       109    (1,074)
                                           ------   ------   ------    ------    -------   -------
Total Stations                             39,415   38,747    3,795      (543)     4,717     1,172
                                           ======   ======   ======    ======    =======   =======

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA and Broadcast Cash Flow data for 1999 has been restated to exclude the effect of intercompany transactions.

EBITDA

         The total combined EBITDA for the Company's stations increased by $2,928,000 from $2,856,000 for the second quarter of 1999 to $5,784,000 for the second quarter of 2000. This increase was as a result of EBITDA increases at Studio 1+1 of $1,830,000 and PRO TV of $1,410,000 offset by EBITDA decreases at Markiza TV of $231,000 and POP TV of $81,000.

         Studio 1+1's EBITDA increased by $1,830,000 to $117,000 for the second quarter of 2000 from negative $1,713,000 for the second quarter of 1999. This increase was partially as a result of an increase of $742,000 in Studio 1+1's net revenues and partially as a result of a reduction in operating costs of $1,088,000 for the second quarter of 2000 compared to the second quarter of 1999. The increase in net revenues was as a result of increased economic stability in Ukraine. The reduction in operating costs was primarily as a result of reductions in amortization of program rights costs and general and administrative expenses specifically consulting services and marketing.

         PRO TV's EBITDA increased by $1,410,000 to positive $1,307,000 for the second quarter of 2000 compared to negative $103,000 for the second quarter of 1999. This increase was partially as a result of an increase of $601,000 in net revenues and partially as a result of a decrease of $809,000 in the operating costs of PRO TV for the second quarter of 2000 compared to second quarter of 1999. The increase in net revenues was as a result of increased revenues for Media Vision, a production company, offset by a reduction in the net revenues generated from television station advertising as a result of the European Soccer Championships which were broadcast exclusively by Romanian state television. The reduction in operating costs was primarily as a result of reductions in amortization of program rights costs and general and administrative expenses.

         Markiza TV recorded an EBITDA decrease of $231,000 from $2,353,000 for the second quarter of 1999 to $2,122,000 for the second quarter of 2000. This decrease was as a result of an increase in operating costs of $445,000 partially offset by an increase in net revenues of $214,000 for the second quarter of 2000 compared to the second quarter of 1999. The increase in operating costs was primarily as a result of an increase in amortization of program rights costs due to an increase in the cost of acquired programming. The increase in net revenues was as a result of new advertisers entering the Slovak market and existing advertisers increasing their expenditures. The economic reforms introduced by the current government in Slovakia appear to be having a positive effect on the economy within Slovakia.

         POP TV's EBITDA decreased by $81,000 to $2,238,000 for the second quarter of 2000 compared to $2,319,000 for the second quarter of 1999. This was as a result of a reduction in US dollar net revenues of $579,000 due to the continued strength of the US dollar against the Slovenian tolar. In local currency terms POP TV recorded net revenues for the second quarter of 2000 that were approximately 10% higher than the second quarter of 1999. The reduction in net revenues were partially offset by a reduction in operating costs of $498,000 for the second quarter of 2000 compared to the second quarter of 1999. This reduction was primarily as a result of reductions in amortization of program rights costs.

         For the reasons described above total combined EBITDA increased by $2,928,000 from $2,856,000 for the second quarter of 1999 to $5,784,000 for the second quarter of 2000.

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

         The exchange rates at the end of and for the periods indicated are shown in the table below.

                                                     Balance Sheet                        Income Statement
                                          ----------------------------------    -----------------------------------
                                            At            At                    Weighted average for the six months
                                          June 30,    December 31,                        ending June 30,
                                           2000          1999      % Change        2000       1999      % Change
                                           ----          ----      --------        ----       ----      --------

German mark equivalent of $1.00             2.04           1.95       (4.6)%        2.09        1.85      (13.0)%
Romanian lei equivalent of $1.00          21,317         18,255      (16.8)%      19,545      13,881      (40.8)%
Slovak koruna equivalent of $1.00          45.42          42.27       (7.5)%       44.26       41.44       (6.8)%
Slovenian tolar equivalent of $1.00       216.00         196.77       (9.8)%      213.70      177.80      (20.2)%
Ukrainian hryvna equivalent of $1.00        5.44           5.22       (4.2)%        5.44        4.03      (35.0)%

         The Company's results of operations and financial position during the three and six months ended June 30, 2000 were impacted by changes in foreign currency exchange rates since December 31, 1999.

         In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

         The Company's net revenues decreased by $26,821,000, or 57%, to $19,955,000 for the second quarter of 2000 from $46,776,000 for the second quarter of 1999. The decrease was attributable to the suspension of the broadcast operations of CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV's net revenues increased by $601,000, or 6%, for the second quarter of 2000 compared to the second quarter of 1999. The net revenues of Studio 1+1 increased by $84,000, or 4%, for the second quarter of 2000 compared to the second quarter of 1999. The economic situation in Ukraine has continued to stabilize during the second quarter of 2000. POP TV's US dollar net revenues decreased by $579,000, or 8%, for the second quarter of 2000 compared to the second quarter of 1999 as a result of the continued strength of the US dollar against the Slovenian tolar. In local currency terms POP TV's net revenues increased by approximately 10% for the second quarter of 2000 compared to the second quarter of 1999.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $6,618,000, or 21%, to $24,267,000 for the second quarter of 2000 from $30,885,000 for the second quarter of 1999. The decrease in total station operating costs and expenses was primarily attributable to the cessation of broadcasting by CNTS and partially attributable to reductions at PRO TV and POP TV. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV and POP TV recorded decreases in station operating costs and expenses for the second quarter of 2000 compared to the second quarter of 1999. PRO TV and POP TV reduced amortization of program rights costs by $611,000 and $436,000, respectively, for the second quarter of 2000 compared to the second quarter of 1999. PRO TV's other operating costs and expenses increased by $3,000 as a result of an increase in production expenses relating to new show formats partially offset by reductions in salary and benefits costs and reductions in equipment and engineering expenses. POP TV's other operating costs and expenses increased by $180,000 primarily as a result of increases in equipment and engineering expenses as a result of increased transmission fees and an increase in production expenses as a result of new shows. These increases were partially offset by reductions in salary and benefits costs. Studio 1+1 reduced other operating costs and expenses by $235,000 primarily as a result of reductions in salary and benefits costs and production expenses. In addition, Studio 1+1 reduced amortization of program rights costs by $90,000 for the second quarter of 2000 compared to the second quarter of 1999. These cost reductions for Studio 1+1 were more than offset by a charge of $7,197,000 for amortization of goodwill. This charge is the result of a Company review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent decision to write the goodwill down. This review was conducted according to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of;" and the remaining goodwill relating to the Studio 1+1 asset is $8,184,000.

         Station selling, general and administrative expenses decreased by $2,446,000, or 36%, to $4,406,000 for second quarter of 2000 from $6,852,000 for the second quarter of 1999. The decrease in station selling, general and administrative expenses was primarily attributable to the cessation of broadcasting by CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. POP TV decreased station selling, general and administrative expenses by $242,000 primarily as a result of reduced marketing expenses. PRO TV decreased station selling, general and administrative expenses by $201,000 primarily as result of reduced marketing and consulting expenses. Studio 1+1 decreased station selling, general and administrative expenses by $19,000.

         Corporate operating costs and development expenses for the second quarter of 2000 and 1999 were $2,584,000 and $3,809,000, respectively, a decrease of $1,225,000, or 32%. This decrease is as a result of reduced corporate expenses and lower corporate headcount.

         Amortization of goodwill and allowance for development costs decreased by $2,000,000, or 83%, to $418,000 for the second quarter of 2000 from $2,418,000 for the second quarter of 1999. For the second quarter of 1999 the Company recorded amortization of goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. Due to the cessation of broadcasting by CNTS and the subsequent write-off of goodwill during the third quarter of 1999, no such charge for the second quarter of 2000 was recorded leading to most of the reduction in amortization of goodwill and allowances for development costs. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         As a result of the above factors, the Company generated an operating loss of $11,720,000 for the second quarter of 2000 compared to an operating income of $2,812,000 for the second quarter of 1999.

         Equity in income of unconsolidated affiliates of $737,000 for the second quarter of 2000 compares to an equity in loss of unconsolidated affiliates of $346,000 for the second quarter of 1999. This positive change is due to income for certain entities of the Studio 1+1 group for the second quarter of 2000. During the second quarter of 1999 Markiza TV recorded income and certain entities of the Studio 1+1 group recorded losses.

         Net interest and other expense increased by $3,629,000 to $6,909,000 for the second quarter of 2000 from $3,280,000 for the second quarter of 1999. The increase is a result of a Company review of the potential interest and penalties relating to outstanding tax obligations of PRO TV and the subsequent decision to provide for these charges.

         A net foreign currency exchange loss of $2,204,000 for the second quarter of 2000 compares to a net foreign currency exchange gain of $3,228,000 for the second quarter of 1999. The foreign currency exchange loss is a result of a dividend declared (but not paid) by CNTS in the second quarter of 2000.

         During the second quarter of 2000 the Company recorded a gain of $17,186,000 on the ITI Notes as a result of SBS exercising its call option to purchase the ITI Notes from the Company, see Item 1, "SBS Transaction".

         Provision for income taxes decreased by $3,651,000 to $207,000 for the second quarter of 2000 from $3,858,000 for the second quarter of 1999. The decrease was as a result of the cessation of broadcasting by CNTS and the subsequent loss reported by CNTS for the second quarter of 2000 compared to income for the second quarter of 1999. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in loss of consolidated subsidiaries was $12,000 for the second quarter of 2000 compared to a minority interest in income of consolidated subsidiaries of $71,000 for the second quarter of 1999. This change was the result of the cessation of broadcasting by CNTS and the subsequent loss reported by CNTS for the second quarter of 2000 compared to income for the second quarter of 1999. See Item 1, "Status of Nova TV dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         During 1999 the Company agreed to sell substantially all of its assets in Hungary. This agreement was consummated in February, 2000, see Item 1, "SBS Transaction" and resulted in a cash gain of $3,300,000. The sale has resulted in the Company's operations in Hungary being recorded as discontinued operations.

         As a result of these factors, the net loss of the Company was $3,105,000 for the second quarter of 2000 compared to a net loss of $3,512,000 for the second quarter of 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

         The Company's net revenues decreased by $46,957,000, or 57%, to $35,325,000 for the first six months of 2000 from $82,282,000 for the first six months of 1999. The decrease was attributable to the suspension of the broadcast operations of CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV's net revenues increased by $1,227,000, or 7%, for the first six months of 2000 compared to the first six months of 1999. The net revenues of Studio 1+1 increased by $225,000, or 5%, as the economic situation in Ukraine stablized during the first six months of 2000. POP TV's US dollar net revenues decreased by $1,033,000, or 9%, as a result of the continued strength of the US dollar against the Slovenian tolar. In local currency terms POP TV's net revenues increased by approximately 10%.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $20,209,000, or 32%, to $42,281,000 for the first six months of 2000 from $62,490,000 for the first six months of 1999. The decrease in total station operating costs and expenses was primarily attributable to the cessation of broadcasting by CNTS and partially attributable to reductions at PRO TV and POP TV. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. POP TV and PRO TV recorded decreases in station operating costs and expenses for the first six months of 2000 compared to the first six months of 1999. POP TV and PRO TV reduced amortization of program rights costs by $848,000 and $676,000, respectively, for the first six months of 2000 compared to the first six months of 1999. POP TV's other operating costs and expenses decreased by $222,000 primarily as a result of reductions in salary and benefits costs. PRO TV's other operating costs and expenses decreased by $160,000 primarily as a result of reductions in salary and benefits costs and equipment and engineering expenses partially offset by increases in production expenses as a result of new show formats. Studio 1+1 reduced amortization of program rights costs by $141,000 for the first six months of 2000 compared to the first six months of 1999. In addition, Studio 1+1 reduced other operating costs and expenses by $586,000 primarily as a result of reductions in salary and benefits costs and production expenses. These cost reductions for Studio 1+1 were offset by a charge of $7,197,000 for amortization of goodwill. This charge is the result of a Company review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent decision to write the goodwill down. This review was conducted according to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the remaining goodwill relating to the Studio 1+1 asset is $8,184,000.

         Station selling, general and administrative expenses decreased by $3,944,000, or 31%, to $8,754,000 for the first six months of 2000 from $12,698,000 for the first six months of 1999. The decrease in station selling, general and administrative expenses was primarily attributable to the cessation of broadcasting by CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. In addition POP TV, Studio 1+1 and PRO TV decreased station selling, general and administrative expenses by $534,000, $283,000 and $265,000, respectively, for the first six months of 2000 compared to the first six months of 1999.

         Corporate operating costs and development expenses for the first six months of 2000 and 1999 were $4,906,000 and $9,639,000, respectively, a decrease of $4,733,000, or 49%. This decrease was as a result of reduced corporate expenses and lower corporate headcount.

         Amortization of goodwill and allowance for development costs decreased by $4,979,000, or 86%, to $836,000 for the first six months of 2000 from $5,815,000 for the first six months of 1999. For the first six months of 1999 the Company recorded amortization of goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. Due to the cessation of broadcasting by CNTS and the subsequent write off of goodwill during the third quarter of 1999, no such charge for the first six months of 2000 was recorded leading to most of the reduction in amortization of goodwill and allowances for development costs. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         As a result of the above factors, the Company generated an operating loss of $21,452,000 for the first six months of 2000 compared to an operating loss of $8,360,000 for the first six months of 1999.

         Equity in loss of unconsolidated affiliates decreased by $3,896,000, or 89%, to $494,000 for the first six months of 2000 from $4,390,000 for the first six months of 1999. The decrease is due to lower losses of Markiza TV and lower losses of the unconsolidated entities of the Studio 1+1 group for the first six months of 2000 compared to the first six months of 1999.

         Net interest and other expense increased by $3,640,000, or 52%, to $10,613,000 for the first six months of 2000 from $6,973,000 for the first six months of 1999. The increase is a result of a Company review of the potential interest and penalties relating to outstanding tax obligations of PRO TV and the subsequent decision to provide for these charges.

         During the first six months of 2000 the Company recorded a gain of $17,186,000 on the ITI Notes as a result of SBS exercising its call option to purchase the ITI Notes from the Company, see Item 1, "SBS Transaction".

         A net foreign currency exchange loss of $1,246,000 for the first six months of 2000 compares to a net foreign currency exchange gain of $12,977,000 for the first six months of 1999. During the first six months of 1999 the German mark and the Czech koruna depreciated significantly against the US dollar and as a result the Company recorded a gain on the German mark denominated Senior Notes and a gain on the Czech koruna loan, which was borrowed in 1996 to finance the purchase by the Company of additional equity in CNTS. See item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. During the first six months of 2000 the German mark and the Czech koruna have depreciated slightly against the US dollar. In addition, the Company recorded a foreign exchange loss on the CNTS dividend made in February 2000 and a foreign exchange loss on the CNTS dividend declared (but not paid) in the second quarter of 2000.

         During the first six months of 1999 the Company recorded a gain of $25,870,000 on the sale of its interest in a Romanian mobile telephone company Mobil Rom S.A.

         Provision for income taxes of $189,000 for the first six months of 2000 compares to $5,507,000 for the first six months of 1999. The change was as a result of the cessation of broadcasting by CNTS and the subsequent loss reported by CNTS for the first six months of 2000 compared to income for the first six months of 1999. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in loss of consolidated subsidiaries was $34,000 for the first six months of 2000 compared to a minority interest in income of consolidated subsidiaries of $93,000 for the first six months of 1999. This change was the result of the cessation of broadcasting by CNTS and the subsequent loss reported by CNTS for the first six months of 2000 compared to income for the first six months of 1999. See Item 1, "Status of Nova TV dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         During 1999 the Company agreed to sell substantially all of its assets in Hungary. This agreement was consummated in February, 2000, see Item 1, "SBS Transaction" and resulted in a cash gain of $3,300,000. The sale has resulted in the Company's operations in Hungary being recorded as discontinued operations.

         As a result of these factors, the net loss of the Company was $16,774,000 for the first six months of 2000 compared to a net income of $8,576,000 for the first six months of 1999.

Liquidity and Capital Resources

         Net cash used in operating activities was $13,312,000 for the six months ended June 30, 2000 compared to $9,039,000 for the six months ended June 30, 1999. The change of $4,273,000 is primarily the result of the cessation of broadcasting by CNTS (see Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET).

         Net cash provided by investing activities was $31,592,000 for the six months ended June 30, 2000 compared to $27,110,000 for the six months ended June 30, 1999. The increase of $4,482,000 was primarily attributable to higher cash proceeds from the disposal of the Hungarian discontinued operations and the sale of the ITI Note in the six months ended June 30, 2000 compared to the cash proceeds from the disposal of MobilRom S.A. for the six months ended June 30, 1999. In addition, during the six months ended June 30, 2000 the Company purchased fewer fixed assets, made no investments in discontinued operations and had fewer other investments compared to the six months ended June 30, 1999.

         Net cash used in financing operations was $3,191,000 for the six months ended June 30, 2000 compared to $2,388,000 for the six months ended June 30, 1999. The change of $803,000 was primarily attributable to higher payments on credit facilities and capital leases for the six months ended June 30, 2000 compared to June 30, 1999.

         The Company had cash and cash equivalents of $51,127,000 at June 30, 2000 compared to $36,990,000 at December 31, 1999.

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

         The Company will not make the August 2000 Interest Payment on August 15, 2000. Under the Indentures which govern the Senior Notes, an Event of Default will not occur unless the August 2000 Interest Payment continues to be unpaid for a period of 30 days after August 15, 2000. The Company has not determined whether it will make the August 2000 Interest Payment within such 30 day period. The Company has commenced discussions with a group of holders of the Senior Notes relating to a possible consensual restructuring of the Senior Notes. The Company can make no assurance that its discussions with this group of holders of the Senior Notes will be successful. If an Event of Default occurs under the Senior Notes for failure to make the August 2000 Interest Payment within the 30 day period described above, the Trustee under the Indentures or the holders of the Senior Notes may accelerate all of the Company's obligations under the Senior Notes, including the payment of the entire principal amount of the Senior Notes. If payment of the entire principal amount of the Senior Notes was accelerated, the Company would have insufficient funds to meet the obligation.

         On August 1, 1996, the Company purchased CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at June 30, 2000 was Kc 377,580,600 ($9,999,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,126,000) during the period from August 2000 through May 2002, and Kc 37,580,600 ($995,000) in August 2002.

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As of June 30, 2000, the loan was fully drawn. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME. This loan agreement contains certain covenants with which the Company was not in compliance, but for which the Company has received a waiver.

         PRO TV has a borrowing facility with Tiriac Bank in Romania for $4,000,000 which matures in December 2002. At June 30, 2000, $2,283,000 was borrowed under this facility. This facility is secured by PRO TV's equipment and vehicles.

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

         The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow and local financing of broadcast operations should result in the Company having approximately $29,000,000 of cash at the corporate level as at December 31, 2000. Assuming the Company is unsuccessful in restructuring its Senior Notes, it currently estimates that during 2001 it will have corporate cash expenditures of approximately $32,000,000 comprising Senior Notes interest payments, interest and principal payments on bank debt and corporate overhead. Based on these estimates, if the Company does not exceed its current estimates for internally generated cash flow, it will need additional funding during the fourth quarter of 2001.

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

Forward-looking Statements

         Statements made in Items 1 and 2, under the headings "Status of Nova TV Dispute", "Non-Timely Payment of Senior Notes Interest", "Results of Operations" and under "Liquidity and Capital Resources" regarding future operations of CNTS, the ongoing dispute between CNTS and CET, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures through the end of 2001 and the timing of the need for additional cash resources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include legal, political and regulatory conditions and developments in the Czech Republic.

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

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at June 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on May 25, 2000.

a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of CME until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified. The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

                                                               For     Withheld

Ronald S. Lauder                                            11,801,364     661
Frederic T. Klinkhammer                                     11,801,364     661
Nicolas G. Trollope                                         11,801,364     661
Jacob Z. Schuster                                           11,801,364     661
Marie-Monique Steckel                                       11,801,364     661

b. The proposal to consider and act upon an amendment to the Company's Bye-laws concerning the indemnification provided by the Company to the Company's directors and officers was approved, with 11,795,883 votes cast for approval, 5,630 votes cast against approval and 512 votes abstaining.

c. The proposal to cancel the options to purchase shares of Class A Common Stock previously granted to Frederic T. Klinkhammer and John A. Schwallie and to grant new options to purchase Class A Common Stock to Mr. Klinkhammer and Mr. Schwallie was approved, with 10,043,855 votes cast for approval, 183,078 votes cast against approval and 512 votes abstaining.

d. The financial statements of CME for the fiscal year ended December 31, 1999, together with the auditor's report thereon, were approved, with 11,801,563 votes cast for approval, 287 votes cast against approval and 175 votes abstaining.

e. The proposal to appoint Arthur Andersen as auditors of CME and to authorize the directors to approve their fees was approved, with 11,801,863 votes cast for approval, 137 votes cast against approval and 25 abstaining.


PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny with the International Chamber of Commerce's International Court of Arbitration in Paris, France. The claim in the arbitration is for the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which a wholly-owned subsidiary of the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

         From April 29 to May 5, 2000, the arbitral tribunal conducted a final hearing in Amsterdam. A decision in the arbitration is expected in the third quarter of 2000.

         In May 1999, CET filed an action with the Regional Commercial Court in Prague, requesting that the court declare the Cooperation Agreement invalid for vagueness and other reasons. On May 4, 2000, the Commercial Court dismissed the action. CET appealed this decision on June 8, 2000 and the appeal is pending.

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

         On August 9, 1999, CNTS filed an action against CET in the Regional Commercial Court of Prague in which CNTS requested the court to declare the withdrawal of CET from the Cooperation Agreement to be invalid and the Cooperation Agreement to be in full force and effect, to issue an order prohibiting CET from entering into television or advertising service relationships with other companies on the basis that CNTS is entitled to provide such services to CET for Nova TV on an exclusive basis under the Cooperation Agreement, and to issue an order compelling CET to broadcast programming supplied by CNTS on Nova TV. On May 4, 2000, the Commercial Court ruled that CET is obliged to broadcast Nova TV exclusively in cooperation with CNTS, its contractual service organization, pursuant to the Cooperation Agreement. This ruling will become enforceable only if and when it is affirmed in an appeal that is currently pending. No hearings on the appeal have as yet been scheduled.

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

         On February 22, 2000, a wholly owned subsidiary of the Company, duly incorporated and existing under the laws of the Netherlands, instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted by the Dutch subsidiary are substantially similar to those asserted by Mr. Lauder in the arbitration proceedings that he has instituted in his personal capacity against the Czech Republic. See Item 1, "Status of Nova TV Dispute". The claim seeks restitution of its investment and/or monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration will take place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law. A preliminary hearing is scheduled for November 19, 2000 with a hearing on the merits not likely before the summer of 2001.


         The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 6.  Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.1 Share Purchase Agreement for shares in Kanal A dated as of June 13, 2000, among TV-IN d.d., IMPALER d.o.o., SBS Broadcasting S.A., Superplus Holding d.d. and CME Media Enterprise B.V.

27.01 Financial Data Schedule

b) A Form-8K was filed on July 12, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                               /s/ Frederic T. Klinkhammer
                                                    ---------------------------
                                                     Frederic T. Klinkhammer
                                                     Chief Executive Officer
                                                     (Duly Authorized Officer)


Date: August 14, 2000                                 /s/ John A. Schwallie
                                                      ---------------------
                                                        John A. Schwallie
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)

EXHIBIT INDEX

10.1 Share Purchase Agreement for shares in Kanal A dated as of June 13, 2000, among TV-IN d.d., IMPALER d.o.o., SBS Broadcasting S.A., Superplus Holding d.d. and CME Media Enterprise B.V.

27.01 Financial Data Schedule