Form 10-Q
period 2000-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2000-11-13
CIK 925645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding as of November 6, 2000
               -----                       ----------------------------------

Class A Common Stock, par value $.08                   2,313,346
Class B Common Stock, par value $.08                     991,842

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                        CONSOLIDATED BALANCE SHEETS AS AT
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                   (US$000S, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000           1999
                                                                                  ---------      ---------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents ...................................................     $  45,619      $  36,990
Restricted cash .............................................................        13,451          4,784
Accounts receivable (net of allowances of $2,077, $2,597) ...................        12,303         15,099
Program rights costs ........................................................         9,918          9,883
Advances to affiliates ......................................................        23,516         20,507
Income taxes receivable .....................................................         7,042          7,640
Other current assets ........................................................         4,541          8,167
                                                                                  ---------      ---------
TOTAL CURRENT ASSETS ........................................................       116,390        103,070

Investments in unconsolidated affiliates ....................................        19,061         23,095
Loans to affiliates .........................................................         3,777          4,863
Property, plant and equipment (net of depreciation of $60,913, $56,292) .....        36,641         48,471
Program rights costs ........................................................         5,136          8,911
License costs and other intangibles (net of amortization of $10,038, $10,376)         2,293          2,912
Goodwill (net of amortization of $87,075, $79,263) ..........................         9,886         19,393
Note receivable .............................................................            --         20,071
Deferred tax asset ..........................................................           175            138
Other assets ................................................................         5,259          5,263
                                                                                  ---------      ---------
TOTAL ASSETS ................................................................     $ 198,618      $ 236,187
                                                                                  =========      =========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ....................................     $  53,897      $  51,504
Duties and other taxes payable ..............................................        10,367         11,678
Income taxes payable ........................................................         1,023            864
Current portion of credit facilities and obligations under capital leases ...         6,100          6,409
Dividends payable ...........................................................           211           --
Investments payable .........................................................         5,188          5,188
Advances from affiliates ....................................................         2,189          1,028
                                                                                  ---------      ---------
TOTAL CURRENT LIABILITIES ...................................................        78,975         76,671

Long-term portion of credit facilities and obligations under capital leases .         8,929         15,115
$100,000,000 9 3/8 % Senior Notes due 2004 ..................................        99,914         99,897
DM 140,000,000 8 1/8 % Senior Notes due 2004 ................................        62,997         71,519
Other liabilities ...........................................................         7,829          7,843
Minority interests in consolidated subsidiaries .............................            52            378

Commitments and Contingencies

SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized:
100,000,000 shares at September 30, 2000 and December 31, 1999; issued and
outstanding; 2,313,346 at September 30, 2000 and at December 31, 1999 .......           185            185
Class B Common Stock, $0.08 par value: authorized:
15,000,000 shares at September 30, 2000 and December 31, 1999; issued and
outstanding; 991,842 at September 30, 2000 and December 31, 1999 ............            79             79
Additional paid-in capital ..................................................       356,385        356,385
Accumulated deficit .........................................................      (405,987)      (378,218)
Accumulated other comprehensive loss ........................................       (10,740)       (13,667)
                                                                                  ---------      ---------
TOTAL SHAREHOLDERS' DEFICIT .................................................       (60,078)       (35,236)
                                                                                  ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................................     $ 198,618      $ 236,187
                                                                                  =========      =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (US$000S, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                      ----------------------    ----------------------
                                                                         2000         1999         2000         1999
                                                                      ---------    ---------    ---------    ---------
Gross revenues ....................................................   $  16,386    $  22,072    $  59,392    $ 123,784
Discounts and agency commissions ..................................      (2,446)      (4,534)     (10,127)     (23,964)
                                                                      ---------    ---------    ---------    ---------
Net revenues ......................................................      13,940       17,538       49,265       99,820

STATION EXPENSES:
Other operating costs and expenses ................................       8,217       12,264       26,150       48,586
Amortization of programming rights ................................       3,712       28,730       11,834       45,321
Depreciation of station fixed assets and other intangibles ........       3,739        6,509       19,965       15,996
                                                                      ---------    ---------    ---------    ---------
Total station operating costs and expenses ........................      15,668       47,503       57,949      109,903
Selling, general and administrative expenses ......................       4,118        8,947       12,872       21,645

CORPORATE EXPENSES:
Corporate operating costs and development expenses ................       2,194        5,106        7,100       14,745
Amortization of goodwill and allowance for development costs ......         418       42,857        1,254       48,672
                                                                      ---------    ---------    ---------    ---------
                                                                          2,612       47,963        8,354       63,417

Operating loss ....................................................      (8,458)     (86,875)     (29,910)     (95,145)

Equity in loss of unconsolidated affiliates (Note 3) ..............      (3,706)      (2,846)      (4,200)      (7,236)
Net interest and other expense ....................................      (3,507)      (3,206)     (14,121)     (10,137)
Foreign currency exchange gain/(loss), net ........................       4,890       (4,266)       3,644        8,711
Gain on sale of investment ........................................          --           --       17,186       25,870
Other income ......................................................          --        8,250           --        8,250
                                                                      ---------    ---------    ---------    ---------

Loss before provision for income taxes, minority interest and
discontinued operations ...........................................     (10,781)     (88,943)     (27,401)     (69,687)
(Provision for)/recovery of  income taxes .........................        (221)       1,572         (410)      (3,935)
                                                                      ---------    ---------    ---------    ---------

Loss before minority interest and discontinued operations .........     (11,002)     (87,371)     (27,811)     (73,622)
Minority interest in loss of consolidated subsidiaries ............           8          296           42          203
                                                                      ---------    ---------    ---------    ---------

Loss from continuing operations ...................................     (10,994)     (87,075)     (27,769)     (73,419)

DISCONTINUED OPERATIONS:
Operating loss of discontinued operations (Hungary) ...............          --       (2,957)          --       (8,037)
Loss on disposal of discontinued operations (Hungary) .............          --       (1,913)          --       (1,913)
                                                                      ---------    ---------    ---------    ---------
NET LOSS ..........................................................   $ (10,994)   $ (91,945)   $ (27,769)   $ (83,369)
                                                                      =========    =========    =========    =========

PER SHARE DATA:
Net Loss per share (Note 5):
Continuing operations - Basic and diluted .........................   $   (3.33)   $  (27.13)   $   (8.40)   $  (22.88)
Discontinued operations - Basic and diluted .......................          --        (1.52)          --        (3.10)
                                                                      ---------    ---------    ---------    ---------
Total .............................................................   $   (3.33)   $  (28.65)   $   (8.40)   $  (25.98)
                                                                      =========    =========    =========    =========


Weighted average common shares used in computing per share amounts:
Basic .............................................................       3,305        3,209        3,305        3,209
                                                                      =========    =========    =========    =========
Diluted ...........................................................       3,305        3,209        3,305        3,209
                                                                      =========    =========    =========    =========

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
           FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2000
                                    (US$000S)
                                   (UNAUDITED)

                                                                                                     ACCUMULATED
                                     COMPREHENSIVE  CLASS A     CLASS B                                 OTHER            TOTAL
                                        INCOME/      COMMON      COMMON   CAPITAL    ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
                                        (LOSS)       STOCK       STOCK    SURPLUS   (DEFICIT)(A)   INCOME/(LOSS)(B)    (DEFICIT)
                                        ------       -----       -----    -------   ------------   ----------------    ---------
BALANCE, December 31, 1999........                    185          79     356,385     (378,218)        (13,667)         (35,236)

Comprehensive income/(loss):
   Net loss.......................     (27,769)                                        (27,769)                         (27,769)
   Other comprehensive income:
     Unrealized translation
     adjustments .................       2,927                                                           2,927            2,927
                                       --------
   Comprehensive loss.............     (24,842)
                                       ========
                                                     -----       -----    -------   ------------   ----------------    ---------
BALANCE, September 30, 2000.......                    185          79     356,385     (405,987)        (10,740)         (60,078)
                                                     =====       =====    =======   ============   ================    =========

(a) Of the accumulated deficit of $405,987 at September 30, 2000, $100,385 represents accumulated losses in unconsolidated affiliates.

(b) Represents foreign currency translation adjustments.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    (US$000S)
                                   (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ----------------------
                                                                                 2000         1999
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $ (27,769)   $ (83,369)
Adjustments to reconcile net loss to net cash used in operating activities:
  Equity in loss of unconsolidated affiliates .............................       4,200        7,236
  Depreciation and amortization (excluding amortization of barter programs)      34,121      112,924
  Discontinued operations .................................................          --        9,950
  Gain on disposal of investment ..........................................     (17,186)     (25,870)
  Minority interest in loss of consolidated subsidiaries ..................         (42)        (203)
  Foreign currency exchange gain, net .....................................      (3,644)      (8,711)
  Accounts receivable .....................................................       1,873       22,949
  Cash paid for program rights ............................................     (10,562)     (22,122)
  Advances to affiliates ..................................................        (537)      (3,083)
  Other current assets ....................................................       1,832      (11,533)
  Accounts payable and accrued liabilities ................................       4,140      (11,053)
  Income and other taxes payable ..........................................      (1,841)         413
                                                                              ---------    ---------
    Net cash used in operating activities .................................     (15,415)     (12,472)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other investments .......................................................        (287)      (6,056)
  Investments in discontinued operations ..................................          --       (8,891)
  Cash proceeds from disposal of discontinued operations ..................       4,416       39,260
  Cash proceeds from disposal of investment ...............................      37,250           --
  Restricted cash .........................................................      (8,788)      (1,125)
  Acquisition of fixed assets .............................................        (891)      (7,262)
  Loans and advances to affiliates ........................................         247          883
  Payments for license costs, other assets and intangibles ................      (1,429)        (196)
                                                                              ---------    ---------
    Net cash provided by investing activities .............................      30,518       16,613
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit facilities and payments under capital leases .....................      (4,466)      (4,877)
  Capital contributed by shareholders .....................................          --            7
  Other long-term liabilities .............................................           2          (53)
                                                                              ---------    ---------
    Net cash used in financing activities .................................      (4,464)      (4,923)
                                                                              ---------    ---------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH ..............................      (2,010)      (1,202)
                                                                              ---------    ---------
  Net  increase (decrease) in cash and cash equivalents ...................       8,629       (1,984)
CASH AND CASH EQUIVALENTS, beginning of period ............................      36,990       43,354
                                                                              =========    =========
CASH AND CASH EQUIVALENTS, end of period ..................................   $  45,619    $  41,370
                                                                              =========    =========

Supplemental information:
  Cash paid for interest ..................................................   $   9,143    $  18,913
                                                                              =========    =========

  Income taxes ............................................................   $     288    $      93
                                                                              =========    =========

Supplemental disclosures of non-cash financing transactions:
  As part of the February 21, 2000 sale of substantially all of its Hungarian operations to SBS, programming rights valued at $12,700 and associated liabilities of $12,195 were transferred to SBS.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

STATUS OF NOVA TV DISPUTE

    The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CET 21, spol. s.r.o. ("CET") holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided television programming and other services to CET, which broadcasts the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. Pursuant to an Agreement on Cooperation in Ensuing Services for Television Broadcasting with CET dated May 21, 1997 (the "Cooperation Agreement"), CNTS provided television and programming services to Nova TV, and in consideration therefor, CNTS collected all of Nova TV's advertising and other revenues, and retained as compensation for its services the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 ($2,500) per month payable to CET.

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

    On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny with the International Chamber of Commerce's International Court of Arbitration in Paris, France. The claim in the arbitration is for the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which this wholly-owned subsidiary of the Company purchased from Dr. Zelezny a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company is also seeking the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

    From April 29 to May 5, 2000, the arbitral tribunal conducted a final hearing in Amsterdam. A decision in the arbitration is expected in the fourth quarter of 2000.

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

    The Company believes that CET's actions violate the Cooperation Agreement and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws.

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

    On February 22, 2000, a wholly owned subsidiary of the Company, duly incorporated and existing under the laws of The Netherlands, instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted by the Dutch subsidiary are substantially similar to those asserted by Mr. Lauder in the arbitration proceedings that he has instituted in his personal capacity against the Czech Republic. The claim seeks restitution of the subsidiary's investment and/or monetary damages and other relief arising from harm caused to CNTS (and therefore to the subsidiary) by the Czech Republic's actions. The arbitration is taking place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law. A preliminary hearing is scheduled for November 17, 2000. A hearing on the merits is not yet scheduled.

SENIOR NOTES RESTRUCTURING

    The Company has outstanding two tranches of Senior Notes, the principal of which becomes due in August 2004 (the "Senior Notes"). The United States dollar tranche totals $100,000,000 in principal amount and bears interest at a rate of 9.375% per annum. The German mark tranche totals DM 140,000,000 ($63,063,000) in principal amount and bears interest at a rate of 8.125% per annum. On October 20, 2000 the Company entered into an agreement (the "Noteholders Agreement") with certain of its Noteholders ("Consenting Holders"). The Noteholders Agreement was reached with holders of over 60% of the 9.375% Senior Notes and holders of over 60% of the 8.125% Senior Notes. The Noteholders Agreement resulted from discussions commenced with a group of holders of the Senior Notes in August 2000 relating to a possible consensual restructuring of the Senior Notes. CME determined the need to restructure the Senior Notes as a result of an ongoing dispute involving its operations in the Czech Republic (see above under the heading "Status of Nova TV Dispute").

    Pursuant to the Noteholders Agreement, the Company made the semi-annual interest payment on the Senior Notes which was due on August 15,

2000. As a result of such payment, the Company is no longer in default under the indentures relating to the Senior Notes. The Consenting Holders have agreed to accept their pro rata share of $100 million in cash (including the interest payment due on August 15, 2000), 25% of the equity of the Company and four-year warrants for 5% of the equity of the Company in exchange for their Senior Notes if such an offer is made by the Company to the holders of the Senior Notes and such restructuring of the Senior Notes is consummated on or prior to January 15, 2001. The Company is currently seeking to raise new financing to provide it with the financial resources to purchase the Senior Notes on the terms previously described. The exercise price of the warrants will be equal to the per share investment price paid for the equity of the Company by new investors in connection with the restructuring of the Senior Notes. A material development relating to the financial condition and/or prospects of the Company constitutes a termination event under the Noteholders Agreement.

    The Company can make no assurance that it will be able to raise the financing needed to purchase the Senior Notes pursuant to the terms of the Noteholders Agreement. If the Company is unable to raise new financing to purchase the Senior Notes pursuant to the terms of the Noteholders Agreement then the Company will likely be unable to make required interest payments on the Senior Notes after 2001. An Event of Default under the Senior Notes would occur if a required interest payment is not made within 30 days of its due date. If an Event of Default occurs under the Senior Notes, the Trustee under the Indentures or the holders of the Senior Notes may accelerate all of the Company's obligations under the Senior Notes, including the payment of the entire principal amount of the Senior Notes. If payment of the entire principal amount of the Senior Notes was accelerated, the Company would have insufficient funds to meet the obligation.

    The Company believes, and its independent public accountants have confirmed, that the audit opinion accompanying its year end financial statements will contain a going concern qualification if the Company has not been able to raise the financing needed to purchase the Senior Notes, or the Company, as a result of one or more of its claims against Dr. Zelezny, CET or the Czech Republic, has not reached a cash settlement or been awarded damages or a penalty that it has been able to collect.

CZECH REPUBLIC TAX AUDIT

    CNTS has been the subject of a VAT inspection by the Czech Republic tax authorities for the years 1997 and 1998. As a result of this inspection the Czech tax authorities have levied an initial assessment seeking VAT payments of Kc319,267,000 ($7,978,000). Additional penalties up to approximately 120% of this amount may also be levied. The Czech authorities have asserted that CNTS was providing certain services to CET and that these services should have been subject to VAT. In 1996 CNTS was audited by the financial authorities for income tax, VAT and personnel taxes for the years 1993 to 1995 and no material assessment was made. The business relationship between CNTS and CET had not materially changed from 1995 to August 5, 1999. As a result of the tax inspection the tax authorities have frozen CNTS' 1998 and 1999 income tax prepayments in the amount of Kc281,790,000 ($7,042,000). In addition, the tax authorities are investigating the 1999 CNTS tax return which has extended the period for return of the income tax prepayments. These income tax prepayments would have become payable by the Czech tax authorities to CNTS one month after submission of the CNTS annual income tax return. To date, the tax authorities have not issued a final VAT assessment and the tax inspections are still pending. The Company and CNTS will contest any unfavorable VAT assessment.

REPUBLIC OF SLOVENIA TAX AUDIT

    The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. (Pro Plus, see "Slovenia" below) has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 ($4,523,000). The Slovene authorities have asserted that capital contributions and loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the fixed assets imported as capital contributions would now be subject to customs duties which were not paid.

    Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings.

KANAL A PURCHASE

    On October 11, 2000 the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A, for $12,500,000. Kanal A is the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus Holding ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company until the Slovene media law is clarified or until the Company determines final ownership.

SBS TRANSACTION

    On February 21, 2000 the Company sold to SBS Broadcasting S.A. ("SBS") substantially all of its Hungarian operations for $16,000,000. $12,700,000 of the purchase price has been applied to pay the programming liabilities for the territory of Hungary which were assumed by SBS from CME and $3,300,000 plus the net current assets of the Hungarian operations was settled in cash in March 2000. The net current assets of the Hungarian operations are subject to final determination.

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

NASDAQ NATIONAL MARKET SYSTEM DELISTING

    On October 10, 2000 the Company's Class A Common Stock was delisted from the Nasdaq National Market. The Company's Class A Common Stock is now quoted on the Over the Counter Bulletin Board under the ticker symbol CETVF.OB.

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

                                                            CME
                    LICENSE                                 VOTING                          CME VOTING
COUNTRY             EXPIRATION   TV LICENSE COMPANY         INTEREST  TV SERVICES COMPANY   INTEREST
-------             ----------   ------------------         --------  -------------------   --------
Romania...........  2004-2008    Pro TV S.R.L.............     49%    MPI.................     66%
                                 Media Pro S.R.L..........      0%
Slovenia..........  2003-2007    Tele 59..................     10%    PRo Plus............     78%
                                 MMTV.....................     10%
Slovak Republic...  2007         Markiza-Slovakia s.r.o...      0%    STS.................     49%
Ukraine...........  2007         Studio 1+1...............     15%    INnova, IMS, UAH....     60%
                                                                      Prioritet...........     50%(1)

(1) 50% interest owned by Ukraine Advertising Holding B.V. (UAH).

Note: See "Status of Nova TV Dispute" above for a discussion on the ongoing dispute between CNTS and CET.

ROMANIA

         The Company's interest in PRO TV is governed by a Cooperation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV and Acasa network. Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain fundamental financial and corporate matters the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required. The Company owns 49% of the equity of PRO TV, SRL which holds 18 licenses for the stations which comprise the PRO TV network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining four licenses for the News Channel, Acasa TV and PRO Sport TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned by Messrs. Sarbu and Tiriac. In addition, in Romania, the Company owns 70% of each of Media Vision SRL ("Media Vision"), a production and dubbing company, and Video Vision International SRL ("Video Vision"), a post-production company.

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

    On October 11, 2000 the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A. Kanal A is the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus which is owned by individuals who are holding the shares of Superplus in trust for the Company until the Slovene media law is clarified or until the Company determines final ownership.

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

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of PRO TV, POP TV, Studio 1+1, Media Vision, Video Vision and CNTS (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV and certain entities of the Studio 1+1 group (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method of accounting.

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

    The Company occasionally enters into forward foreign exchange contracts. No material impact is expected as a result of the adoption of SFAS No. 133 when it is applicable. The Company plans to adopt SFAS No. 133 on the effective date noted above.

3.  SUMMARY FINANCIAL INFORMATION FOR MARKIZA TV

                                    SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                        MARKIZA TV                MARKIZA TV
                                          $000'S                    $000'S
                                          ------                    ------
Current assets..................          13,128                    16,303
Non-current assets............            12,345                    15,864
Current liabilities.............         (16,428)                  (16,354)
Non-current liabilities........           (1,154)                     (835)
                                         -------                   -------
Net assets......................           7,891                    14,978
                                         =======                   =======

                                             FOR THE THREE MONTHS ENDED,
                                             ---------------------------
                                    SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                        MARKIZA TV                MARKIZA TV
                                          $000'S                    $000'S
                                          ------                    ------
Net revenues..................             5,398                     5,760
Operating loss.................           (2,908)                   (2,624)
Net loss.........................         (4,028)                   (2,632)

                                             FOR THE NINE MONTHS ENDED,
                                             --------------------------
                                    SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                        MARKIZA TV                MARKIZA TV
                                          $000'S                    $000'S
                                          ------                    ------
Net revenues..................            21,965                    21,869
Operating loss.................           (3,143)                   (3,908)
Net loss........................          (5,402)                   (6,413)

    The Company's share of losses in Unconsolidated Affiliates (after intercompany eliminations) for the nine months ended September 30, 2000 was $3,759,000 for Markiza TV and $441,000 for certain of the Studio 1+1 Group entities.

4.  SEGMENT DATA

    The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of PRO TV (Romania), Markiza TV (Slovakia), POP TV (Slovenia), Studio 1+1 (Ukraine) and CNTS (Czech Republic). Each operating segment provides products and services as further described below.

    The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. Summary information by segment as of and for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                            SEGMENT FINANCIAL INFORMATION
                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                      (US$000S)

                                                   NET REVENUES                          EBITDA
     STATION                                    2000           1999              2000              1999
     -------                                    ----           ----              ----              ----
     PRO TV...............................      7,368          7,529            (1,561)          (1,013)
     POP TV................................     3,741          3,736              (228)            (741)
     Studio 1+1 (1)........................     2,085          1,795              (250)            (735)
     CNTS (2)..............................       746          4,476               (55)         (29,912)
     Other Operations....................           0              2               (13)              (2)
                                               ------         ------            ------          -------
Total Consolidated Operations......            13,940         17,538            (2,107)         (32,403)

     Markiza TV...........................      5,398          5,760            (1,814)          (1,271)
                                               ------         ------            ------          -------
Total Unconsolidated Operations...              5,398          5,760            (1,814)          (1,271)
                                               ------         ------            ------          -------
Total Operations........................       19,338         23,298            (3,921)         (33,674)
                                               ======         ======            ======          =======

RECONCILIATION TO CONSOLIDATED STATEMENTS OF OPERATIONS:

CONSOLIDATED OPERATIONS..........                                               (2,107)         (32,403)

     Station depreciation................                                       (3,739)          (6,509)
     Corporate expenses...............                                          (2,612)         (47,963)

                                                                                ------          -------
OPERATING LOSS FROM CONTINUING OPERATIONS                                       (8,458)         (86,875)
                                                                                ======          =======

(1) Amounts shown in the table above for Net Revenues for the three months ending September 30, 2000 and 1999 differ by $841,000 and $1,507,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. Amounts shown in the table above for EBITDA for the three months ending September 30, 2000 and 1999 differ by $(519,000) and $(859,000), respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

(2) CNTS ceased broadcast operations during 1999. See above under "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

                                                            SEGMENT FINANCIAL INFORMATION
                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                      (US$000S)

                                                   NET REVENUES                        EBITDA
     STATION                                   2000            1999             2000             1999
     -------                                   ----            ----             ----             ----
     PRO TV...............................    26,128          25,062           (1,323)          (3,103)
     POP TV................................   14,527          15,555             2,241            1,157
     Studio 1+1 (1)........................    6,738           6,223             (882)          (2,511)
     CNTS (2)..............................    1,867          52,972           (1,609)         (11,258)
     Other Operations....................          5               8              (18)             (17)
                                              ------         -------           ------          -------
Total Consolidated Operations..........       49,265          99,820           (1,591)         (15,732)

     Markiza TV...........................    21,965          21,869               345              188
                                              ------         -------           ------          -------
Total Unconsolidated Operations.......        21,965          21,869               345              188
                                              ------         -------           ------          -------
Total Operations..........................    71,230         121,689           (1,246)         (15,544)
                                              ======         =======           ======          =======

RECONCILIATION TO CONSOLIDATED STATEMENTS OF OPERATIONS:

CONSOLIDATED OPERATIONS............                                            (1,591)         (15,732)

     Station depreciation..................                                   (19,965)         (15,996)
     Corporate expenses...................                                     (8,354)         (63,417)
                                                                              -------          -------
OPERATING LOSS FROM CONTINUING OPERATIONS                                     (29,910)         (95,145)
                                                                              =======          =======

(1) Amounts shown in the table above for Net Revenues for the nine months ending September 30, 2000 and 1999 differ by $3,783,000 and $4,050,000, respectively, from similar information shown in Selected Combined Financial Information in Item 2. Amounts shown in the table above for EBITDA for the nine months ending September 30, 2000 and 1999 differ by $(221,000) and $(2,341,000), respectively, from similar information shown in Selected Combined Financial Information in Item 2. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 2.

(2) CNTS ceased broadcast operations during 1999. See above under "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

5.  EARNINGS PER SHARE

    Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. During the periods presented, diluted loss per share was equivalent to basic loss per share as the inclusion of stock options would have had an anti-dilutive effect on EPS.

                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                          ---------------------------------------------

                                                                                            NET LOSS PER
                                                          NET LOSS      COMMON SHARES       COMMON SHARE
                                                          --------      -------------       ------------
                      Basic EPS
                      ---------
Net loss attributable to common stock............          $(10,994)         3,305              $(3.33)
Effect of dilutive securities: stock options.....                 -                                  -
                                                           --------          -----              ------

                     Diluted EPS
                     -----------
Net loss attributable to common stock and assumed
option exercises.................................          $(10,994)         3,305              $(3.33)
                                                           ========          =====              ======


    Diluted EPS, for the three months ended September 30, 2000, excludes the effect of certain outstanding stock options as their inclusion would be anti-dilutive.

                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                          ---------------------------------------------

                                                                                            NET LOSS PER
                                                          NET LOSS      COMMON SHARES       COMMON SHARE
                                                          --------      -------------       ------------
                      Basic EPS
                      ---------
Net loss attributable to common stock............         $(91,945)          3,209             $(28.65)
Effect of dilutive securities: stock options.....                -                                   -
                                                          --------           -----             -------

                     Diluted EPS
                     -----------
Net loss attributable to common stock and assumed
option exercises.................................         $(91,945)          3,209             $(28.65)
                                                          ========           =====             =======

    Diluted EPS, for the three months ended September 30, 1999, excludes the effect of certain outstanding stock options as their inclusion would be anti-dilutive.

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                           --------------------------------------------

                                                                                            NET LOSS PER
                                                          NET LOSS      COMMON SHARES       COMMON SHARE
                                                          --------      -------------       ------------
                      Basic EPS
                      ---------
Net loss attributable to common stock............         $(27,769)          3,305              $(8.40)
Effect of dilutive securities: stock options.....                -                                   -
                                                          --------           -----              ------

                     Diluted EPS
                     -----------
Net loss attributable to common stock and assumed
option exercises.................................         $(27,769)          3,305              $(8.40)
                                                          ========           =====              ======

    Diluted EPS, for the nine months ended September 30, 2000, excludes the effect of certain outstanding stock options as their inclusion would be anti-dilutive.

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                           --------------------------------------------

                                                                                          NET INCOME PER
                                                         NET INCOME     COMMON SHARES       COMMON SHARE
                                                         ----------     -------------       ------------
                      Basic EPS
                      ---------
Net income attributable to common stock........           $(83,369)          3,209             $(25.98)
Effect of dilutive securities: stock options...                  -               -                   -
                                                          --------           -----             -------

                     Diluted EPS
                     -----------
Net income attributable to common stock and assumed
option exercises...............................           $(83,369)          3,209             $(25.98)
                                                          ========           =====             =======

    Diluted EPS, for the nine months ended September 30, 1999, excludes the effect of certain outstanding stock options as their inclusion would be anti-dilutive.

6.  SUBSEQUENT EVENTS

KANAL A PURCHASE

    On October 11, 2000 the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A, for $12,500,000. Kanal A is the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus which is owned by individuals who are holding the shares of Superplus in trust for the Company until the Slovene media law is clarified or until the Company determines final ownership. The Company anticipates that this transaction will result in the Company recognizing a significant amount of goodwill.

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

    The Company's national private television stations and networks in Slovakia and Slovenia had the leading nationwide audience shares for 1999 and the first nine months of 2000 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 1999 and the first nine months of 2000.

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

SELECTED COMBINED AND ATTRIBUTABLE FINANCIAL INFORMATION

    The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three and nine months ended September 30, 2000 and 1999 for the Company's operating entities. This financial information departs materially from GAAP.

    In the tables "Selected Combined Financial Information," revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 Group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the tables "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of September 30, 2000.

    The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. See "Application of Accounting Principles". The following supplementary unaudited combined and attributable information includes certain financial information of Markiza TV and of the unconsolidated entities of the Studio 1+1 Group on a line-by-line basis, similar to that of the Company's consolidated entities. Intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

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

                                            SELECTED COMBINED FINANCIAL INFORMATION (1)
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                            (US$000'S)
                                                           (UNAUDITED)
                                -----------------------------------------------------------------
                                    NET REVENUES            EBITDA            BROADCAST CASH FLOW
                                -------------------   --------------------    -------------------
                                  2000       1999       2000        1999        2000        1999
                                  ----       ----       ----        ----        ----        ----
   PRO TV..................       7,368      7,529     (1,561)     (1,013)      (785)       (346)
   Markiza TV..............       5,398      5,760     (1,814)     (1,271)      (696)       (379)
   POP TV..................       3,741      3,736       (228)       (741)        181       (346)
   Studio 1+1..............       2,926      3,302       (769)     (1,594)      (281)       (789)
                                 ------     ------     ------      ------     ------      ------
TOTAL STATIONS                   19,433     20,327     (4,372)     (4,619)    (1,581)     (1,860)
                                 ======     ======     ======      ======     ======      ======

                                  SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                     (US$000'S)
                                                    (UNAUDITED)
              --------------------------------------------------------------------------------------
              ECONOMIC INTEREST            NET REVENUES           EBITDA         BROADCAST CASH FLOW
              -------------------      -------------------  -----------------    -------------------
                                        2000       1999      2000       1999       2000       1999
                                        ----       ----      ----       ----       ----       ----
   PRO TV........      66%              4,863      4,969    (1,030)     (669)      (518)      (228)
   Markiza TV....      80%              4,318      4,608    (1,451)   (1,017)      (557)      (303)
   POP TV........      85.5%            3,199      3,194      (195)     (634)        155      (296)
   Studio 1+1....      60%              1,756      1,981      (461)     (956)      (169)      (473)
                                       ------     ------    ------    ------     ------     ------
TOTAL STATIONS                         14,136     14,752    (3,137)   (3,276)    (1,089)    (1,300)
                                       ======     ======    ======    ======     ======     ======

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA and Broadcast Cash Flow data for 1999 has been restated to exclude the effect of intercompany transactions.

                                         SELECTED COMBINED FINANCIAL INFORMATION (1)
                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                          (US$000'S)
                                                         (UNAUDITED)
                                 -----------------------------------------------------------------
                                    NET REVENUES              EBITDA           BROADCAST CASH FLOW
                                 -------------------    -------------------    -------------------
                                   2000       1999        2000       1999       2000       1999
                                   ----       ----        ----       ----       ----       ----
   PRO TV..................       26,128     25,062     (1,323)    (3,103)      (767)     (1,236)
   Markiza TV..............       21,965     21,869        345        188      1,883       1,633
   POP TV..................       14,527     15,555      2,241      1,157      3,145       1,085
   Studio 1+1..............       10,521     10,273     (1,103)    (4,852)      (100)     (2,579)
                                  ------     ------     ------     ------      -----      ------
TOTAL STATIONS                    73,141     72,759        160     (6,610)     4,161      (1,097)
                                  ======     ======     ======     ======      =====      ======

                                    SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                       (US$000'S)
                                                      (UNAUDITED)
              ----------------------------------------------------------------------------------------
              ECONOMIC INTEREST           NET REVENUES             EBITDA          BROADCAST CASH FLOW
              -------------------     -------------------   -------------------    -------------------
                                        2000       1999       2000        1999       2000       1999
                                        ----       ----       ----        ----       ----       ----
   PRO TV........   66%                17,244     16,541      (873)     (2,048)      (506)      (816)
   Markiza TV....   80%                17,572     17,495       276         150      1,506      1,306
   POP TV........   85.5%              12,421     13,300     1,916         989      2,689        928
   Studio 1+1....   60%                 6,313      6,164      (662)     (2,911)       (60)    (1,547)
                                       ------     ------       ---      ------      -----     ------
TOTAL STATIONS                         53,550     53,500       657      (3,820)     3,629       (129)
                                       ======     ======       ===      ======      =====     ======

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) EBITDA and Broadcast Cash Flow data for 1999 has been restated to exclude the effect of intercompany transactions.

EBITDA

    The total combined EBITDA for the Company's stations increased by $247,000 from negative $4,619,000 for the third quarter of 1999 to negative $4,372,000 for the third quarter of 2000. This increase was as a result of EBITDA increases at Studio 1+1 of $825,000 and POP TV of $513,000 offset by EBITDA decreases at PRO TV of $548,000 and Markiza TV of $543,000.

    Studio 1+1's EBITDA increased by $825,000 to negative $769,000 for the third quarter of 2000 from negative $1,594,000 for the third quarter of 1999. This increase was achieved despite a reduction of $376,000 in Studio 1+1's net revenues for the third quarter of 2000 compared to the third quarter of 1999. This increase was as a result of a reduction in operating costs of $1,201,000 for the third quarter of 2000 compared to the third quarter of 1999. This reduction in operating costs was primarily as a result of reductions in amortization of program rights costs.

    POP TV's EBITDA increased by $513,000 to negative $228,000 for the third quarter of 2000 compared to negative $741,000 for the third quarter of 1999. This increase was primarily as a result of a reduction in operating costs of $508,000 for the third quarter of 2000 compared to the third quarter of 1999. In local currency terms POP TV recorded net revenues for the third quarter of 2000 that were approximately 24% higher than the third quarter of 1999. The reduction in operating costs was primarily as a result of reductions in amortization of program rights costs and reductions in salary and benefits costs.

    PRO TV's EBITDA decreased by $548,000 to negative $1,561,000 for the third quarter of 2000 compared to negative $1,013,000 for the third quarter of 1999. This decrease was partially as a result of a decrease of $161,000 in net revenues and partially as a result of an increase of $387,000 in the operating costs of PRO TV for the third quarter of 2000 compared to third quarter of 1999. The decrease in net revenues was as a result of the European Soccer Championships and the Olympic Games being shown exclusively by Romanian state television. The increase in operating costs was primarily as a result of an increase in salary and benefits costs due to the introduction of a new employment tax law and an increase in production expenses as a result of new show formats partially offset by reductions in amortization of program rights costs.

    Markiza TV recorded an EBITDA decrease of $543,000 from negative $1,271,000 for the third quarter of 1999 to negative $1,814,000 for the third quarter of 2000. This decrease was as a result of an increase in operating costs of $181,000 coupled with a decrease of $362,000 in net revenues for the third quarter of 2000 compared to the third quarter of 1999. The decrease in net revenues was as a result of the appreciation of the US dollar against the Slovak koruna. In local currency terms the net revenues of Markiza TV increased by 6% for the third quarter of 2000 compared to the third quarter of

1999. The increase in operating costs was primarily as a result of an increase in selling, general and administrative expenses in particular, marketing and consulting services partially offset by a reduction in amortization of program rights costs.

    For the reasons described above total combined EBITDA increased by $247,000 from negative $4,619,000 for the third quarter of 1999 to negative $4,372,000 for the third quarter of 2000.

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

FOREIGN CURRENCY TRANSLATION

    The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including POP TV, Markiza TV and certain entities of the Studio 1+1 Group, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

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

    The exchange rates at the end of and for the periods indicated are shown in the table below.

                                                      BALANCE SHEET                            INCOME STATEMENT
                                        -------------------------------------------  --------------------------------------
                                              AT             AT                      WEIGHTED AVERAGE FOR THE NINE MONTHS
                                        SEPTEMBER 30,   DECEMBER 31,                         ENDING SEPTEMBER 30,
                                             2000           1999         %CHANGE        2000       1999        % CHANGE
                                             ----           ----         -------        ----       ----        --------
German mark equivalent of $1.00                 2.22            1.95     (13.8)%          2.14        1.87       (14.4)%
Romanian lei equivalent of $1.00              24,177          18,255     (32.4)%        20,527      14,626       (40.3)%
Slovak koruna equivalent of $1.00              49.37           42.27     (16.8)%         45.08       41.61        (8.3)%
Slovenian tolar equivalent of $1.00           237.24          196.77     (20.6)%        218.07      179.99       (21.2)%
Ukrainian hryvna equivalent of $1.00            5.44            5.22      (4.2)%          5.44        4.32       (25.9)%

    The Company's results of operations and financial position during the three and nine months ended September 30, 2000 were impacted by changes in foreign currency exchange rates since December 31, 1999.

    In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    The Company's net revenues decreased by $3,598,000, or 21%, to $13,940,000 for the third quarter of 2000 from $17,538,000 for the third quarter of 1999. The decrease was primarily attributable to the suspension of the broadcast operations of CNTS and partially attributable to decreases in the net revenues of PRO TV. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV's net revenues decreased by $161,000, or 2%, for the third quarter of 2000 compared to the third quarter of 1999. This decrease was as a result of the European Soccer Championships and the Olympic Games being shown exclusively by Romanian state television. The net revenues of the consolidated entities of the Studio 1+1 Group increased by $290,000, or 16%, for the third quarter of 2000 compared to the third quarter of 1999. POP TV's US dollar net revenues increased by $5,000, or 0.1%, for the third quarter of 2000 compared to the third quarter of 1999. This increase would have been even greater had the US dollar not continued to appreciate against the Slovenian tolar in the third quarter of 2000. In local currency terms POP TV's net revenues increased by approximately 24% for the third quarter of 2000 compared to the third quarter of 1999.

    Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $31,835,000, or 67%, to $15,668,000 for the third quarter of 2000 from
$47,503,000 for the third quarter of 1999. The decrease in total station operating costs and expenses was primarily attributable to the cessation of broadcasting by CNTS and partially attributable to reductions at POP TV and the consolidated entities of the Studio 1+1 Group. During the third quarter of 1999 the Company recorded a write down on the full value of the CNTS programming library. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. POP TV and the consolidated entities of the Studio 1+1 Group recorded decreases in station operating costs and expenses for the third quarter of 2000 compared to the third quarter of 1999 of $677,000 and $352,000, respectively. POP TV reduced amortization of program rights costs by $365,000 for the third quarter of 2000 compared to the third quarter of 1999. POP TV's other operating costs and expenses decreased by $214,000 primarily as a result of decreases in salary and benefits costs and decreases in production costs. The consolidated entities of the Studio 1+1 Group reduced other operating costs and expenses by $229,000 primarily as a result of reductions in production expenses and salary and benefits costs. The consolidated entities of the Studio 1+1 Group recorded an increase of $137,000 in program rights costs for the third quarter of 2000 compared to the third quarter of 1999. PRO TV's Station operating costs and expenses increased by $254,000 as a result of an increase in production expenses relating to new show formats and an increase in salary and benefits costs as a result of the introduction of a new employment tax law, partially offset by a reduction of $672,000 in program rights costs.

    Station selling, general and administrative expenses decreased by $4,829,000, or 54%, to $4,118,000 for the third quarter of 2000 from $8,947,000 for the third quarter of 1999. The decrease in station selling, general and administrative expenses was primarily attributable to the cessation of broadcasting by CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. The consolidated entities of the Studio 1+1 Group decreased station selling, general and administrative expenses by $14,000. POP TV increased station selling, general and administrative expenses by $71,000 primarily as a result of increases in marketing and equipment costs. PRO TV increased station selling, general and administrative expenses by $43,000 primarily as a result of an increase in equipment costs.

    Corporate operating costs and development expenses for the third quarter of 2000 and 1999 were $2,194,000 and $5,106,000, respectively, a decrease of $2,912,000, or 57%. This decrease is as a result of reduced corporate expenses and lower corporate headcount.

    Amortization of goodwill and allowance for development costs decreased by $42,439,000, or 99%, to $418,000 for the third quarter of 2000 from $42,857,000 for the third quarter of 1999. For the third quarter of 1999 the Company recorded amortization of goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. Due to the cessation of broadcasting by CNTS and the subsequent write-off of goodwill during the third quarter of 1999, no such charge for the third quarter of 2000 was recorded, leading to the reduction in amortization of goodwill and allowances for development costs. See Item 1,

"Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

    As a result of the above factors, the Company generated an operating loss of $8,458,000 for the third quarter of 2000 compared to an operating loss of $86,875,000 for the third quarter of 1999.

    Equity in loss of unconsolidated affiliates of $3,706,000 for the third quarter of 2000 compares to an equity in loss of unconsolidated affiliates of $2,846,000 for the third quarter of 1999. This change of $860,000, or 30%, is as a result of higher losses of Markiza TV and certain entities of the Studio 1+1 Group for the third quarter of 2000 compared to the third quarter of 1999.

    Net interest and other expense increased by $301,000 to $3,507,000 for the third quarter of 2000 from $3,206,000 for the third quarter of 1999. This increase is primarily due to a reduction in interest income as a result of the sale of the ITI Notes. See Item 1, "SBS Transaction".

    A net foreign currency exchange gain of $4,890,000 for the third quarter of 2000 compares to a net foreign currency exchange loss of $4,266,000 for the third quarter of 1999. The foreign currency exchange gain is a result of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS.

    Provision for income taxes increased by $1,793,000 to $221,000 for the third quarter of 2000 from a recovery of income tax position of $1,572,000 for the third quarter of 1999. The recovery of income tax position was primarily as a result of the cessation of broadcasting by CNTS and the subsequent loss reported by CNTS for the third quarter of 1999. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. In the third quarter of 2000 the Company's corporate entities incurred higher income taxes than in the third quarter of 1999.

    Minority interest in loss of consolidated subsidiaries was $8,000 for the third quarter of 2000 compared to $296,000 for the third quarter of 1999. This change was the result of the cessation of broadcasting by CNTS and the subsequent lower loss reported by CNTS for the third quarter of 2000 compared to the third quarter of 1999. See Item 1, "Status of Nova TV dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

    During 1999 the Company agreed to sell substantially all of its assets in Hungary. The sale has resulted in the Company's operations in Hungary being recorded as discontinued operations.

    As a result of these factors, the net loss of the Company was $10,994,000 for the third quarter of 2000 compared to a net loss of $91,945,000 for the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    The Company's net revenues decreased by $50,555,000, or 51%, to $49,265,000 for the first nine months of 2000 from $99,820,000 for the first nine months of 1999. The decrease was attributable to the suspension of the broadcast operations of CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. PRO TV's net revenues increased by $1,066,000, or 4%, for the first nine months of 2000 compared to the first nine months of 1999. The net revenues of the consolidated entities of the Studio 1+1 Group increased by $515,000, or 8%. POP TV's US dollar net revenues decreased by $1,028,000, or 7%, as a result of the continued strength of the US dollar against the Slovenian tolar. In local currency terms POP TV's net revenues increased by approximately 13%.

    Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $51,954,000, or 47%, to $57,949,000 for the first nine months of 2000 from $109,903,000 for the first nine months of 1999. The decrease in total station operating costs and expenses was primarily attributable to the cessation of broadcasting by CNTS and partially attributable to reductions at PRO TV and POP TV. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. POP TV and PRO TV recorded decreases in station operating costs and expenses for the first nine months of 2000 compared to the first nine months of 1999 of $1,867,000 and $634,000, respectively. POP TV and PRO TV reduced amortization of program rights costs by $1,213,000 and $1,348,000 respectively, for the first nine months of 2000 compared to the first nine months of 1999. POP TV's other operating costs and expenses decreased by $436,000 primarily as a result of reductions in salary and benefits costs. PRO TV's other operating costs and expenses increased by $856,000 primarily as a result of an increase in production expenses as a result of new show formats partially offset by reductions in salary and benefits costs and equipment and engineering expenses. The consolidated entities of the Studio 1+1 Group reduced other operating costs and expenses by $815,000 primarily as a result of reductions in salary and benefits costs and production expenses. These cost reductions for the consolidated entities of the Studio 1+1 Group were offset by an additional charge of $7,197,000 for amortization of goodwill. This charge is the result of a Company review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent decision to write the goodwill down. This review was conducted according to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and the remaining goodwill relating to the Studio 1+1 asset is $7,869,000.

    Station selling, general and administrative expenses decreased by $8,773,000, or 41%, to $12,872,000 for the first nine months of 2000 from $21,645,000 for the first nine months of 1999. The decrease in station selling, general and administrative expenses was primarily attributable to the cessation of broadcasting by CNTS. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. In addition, POP TV, the consolidated entities of the Studio 1+1 Group and PRO TV decreased station selling, general and administrative expenses by $463,000, $294,000 and $222,000, respectively, for the first nine months of 2000 compared to the first nine months of 1999.

    Corporate operating costs and development expenses for the first nine months of 2000 and 1999 were $7,100,000 and $14,745,000 respectively, a decrease of $7,645,000, or 52%. This decrease was as a result of reduced corporate expenses and lower corporate headcount.

    Amortization of goodwill and allowance for development costs decreased by $47,418,000, or 97%, to $1,254,000 for the first nine months of 2000 from $48,672,000 for the first nine months of 1999. For the first nine months of 1999 the Company recorded amortization of goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. Due to the cessation of broadcasting by CNTS and the subsequent write off of goodwill during the third quarter of 1999, no such charge for the first nine months of 2000 was recorded, leading to most of the reduction in amortization of goodwill and allowances for development costs. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

    As a result of the above factors, the Company generated an operating loss of $29,910,000 for the first nine months of 2000 compared to an operating loss of $95,145,000 for the first nine months of 1999.

    Equity in loss of unconsolidated affiliates decreased by $3,036,000, or 42%, to $4,200,000 for the first nine months of 2000 from $7,236,000 for the first nine months of 1999. The decrease is due to lower losses of Markiza TV and lower losses of the unconsolidated entities of the Studio 1+1 Group for the first nine months of 2000 compared to the first nine months of 1999.

    Net interest and other expense increased by $3,984,000, or 39%, to $14,121,000 for the first nine months of 2000 from $10,137,000 for the first nine months of 1999. The increase is as a result of a Company review of the potential interest and penalties relating to outstanding tax obligations of PRO TV and the subsequent decision to provide for these charges.

    A net foreign currency exchange gain of $3,644,000 for the first nine months of 2000 compares to a net foreign currency exchange gain of $8,711,000 for the first nine months of 1999. During the first nine months of 2000 and 1999 the German mark and the Czech koruna depreciated significantly against the US dollar and as a result the Company recorded a gain on the German mark denominated Senior Notes and a gain on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS. During the first nine months of 2000 the foreign exchange gain was offset by a foreign exchange loss on the dividends declared by CNTS.

    During the first nine months of 2000 the Company recorded a gain of $17,186,000 on the ITI Notes as a result of SBS exercising its call option to purchase the ITI Notes from the Company, see Item 1, "SBS Transaction".

    During the first nine months of 1999 the Company recorded a gain of $25,870,000 on the sale of its interest in a Romanian mobile telephone company MobilRom S.A.

    In September 1999 the Company announced that the Reorganization Agreement dated March 29, 1999 between the Company and SBS had been mutually terminated. In October 1999, in connection with the termination of the Reorganization Agreement, the Company received $8,250,000 as a termination fee from SBS.

    Provision for income taxes of $410,000 for the first nine months of 2000 compares to $3,935,000 for the first nine months of 1999. The change was as a result of the cessation of broadcasting by CNTS and the subsequent decrease in income taxes for the first nine months of 2000 compared to the first nine months of 1999. See Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

    Minority interest in loss of consolidated subsidiaries was $42,000 for the first nine months of 2000 compared to $203,000 for the first nine months of 1999. This change was the result of the cessation of broadcasting by CNTS and the subsequent lower loss reported by CNTS for the first nine months of 2000 compared to the first nine months of 1999. See Item 1, "Status of Nova TV dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

    During 1999 the Company agreed to sell substantially all of its assets in Hungary. The sale has resulted in the Company's operations in Hungary being recorded as discontinued operations.

    As a result of these factors, the net loss of the Company was $27,769,000 for the first nine months of 2000 compared to a net loss of $83,369,000 for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $15,415,000 for the nine months ended September 30, 2000 compared to $12,472,000 for the nine months ended September 30, 1999. The change of $2,943,000 is primarily the result of the cessation of broadcasting by CNTS. See Item 1, "Status of

Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

    Net cash provided by investing activities was $30,518,000 for the nine months ended September 30, 2000 compared to $16,613,000 for the nine months ended September 30, 1999. The increase of $13,905,000 was primarily attributable to lower investments and no investments in discontinued operations during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

    Net cash used in financing operations was $4,464,000 for the nine months ended September 30, 2000 compared to $4,923,000 for the nine months ended September 30, 1999. The change of $459,000 was primarily attributable to lower payments on credit facilities and capital leases for the nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

    The Company had cash and cash equivalents of $45,619,000 at September 30, 2000 compared to $36,990,000 at December 31, 1999.

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

    On October 20, 2000 the Company entered into an agreement (the "Noteholders Agreement") with certain of its Noteholders ("Consenting Holders"). The Noteholders Agreement was reached with holders of over 60% of the 9.375% Senior Notes and holders of over 60% of the 8.125% Senior Notes. The Noteholders Agreement resulted from discussions commenced with a group of holders of the Senior Notes in August 2000 relating to a possible consensual restructuring of the Senior Notes. CME determined the need to restructure the Senior Notes as a result of an ongoing dispute involving its operations in the Czech Republic (see above under the heading "Status of Nova TV Dispute").

    Pursuant to the Noteholders Agreement, the Company made the semi-annual interest payment on the Senior Notes which was due on August 15,

2000. As a result of such payment, the Company is no longer in default under the indentures relating to the Senior Notes. The Consenting Holders have agreed to accept their pro rata share of $100 million in cash (including the interest payment due on August 15, 2000), 25% of the equity of the Company and four-year warrants for 5% of the equity of the Company in exchange for their Senior Notes if such an offer is made by the Company to the holders of the Senior Notes and such restructuring of the Senior Notes is consummated on or prior to January 15, 2001. The Company is currently seeking to raise new financing to provide it with the financial resources to purchase the Senior Notes on the terms previously described. The exercise price of the warrants will be equal to the per share investment price paid for the equity of the Company by new investors in connection with the restructuring of the Senior Notes. A material development relating to the financial condition and/or prospects of the Company constitutes a termination event under the Noteholders Agreement.

    The Company can make no assurance that it will be able to raise the financing needed to purchase the Senior Notes pursuant to the terms of the Noteholders Agreement. If the Company is unable to raise new financing to purchase the Senior Notes pursuant to the terms of the Noteholders Agreement then the Company will likely be unable to make required interest payments on the Senior Notes after 2001. An Event of Default under the Senior Notes would occur if a required interest payment is not made within 30 days of its due date. If an Event of Default occurs under the Senior Notes, the Trustee under the Indentures or the holders of the Senior Notes may accelerate all of the Company's obligations under the Senior Notes, including the payment of the entire principal amount of the Senior Notes. If payment of the entire principal amount of the Senior Notes was accelerated, the Company would have insufficient funds to meet the obligation.

    The Company believes, and its independent public accountants have confirmed, that the audit opinion accompanying its year end financial statements will contain a going concern qualification if the Company has not been able to raise the financing needed to purchase the Senior Notes, or the Company, as a result of one or more of its claims against Dr. Zelezny, CET or the Czech Republic, has not reached a cash settlement or been awarded damages or a penalty that it has been able to collect.

    On August 1, 1996, the Company purchased CS's 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at September 30, 2000 was Kc 335,080,600 ($8,373,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,062,000) during the period from November 2000 through May 2002, and Kc 37,580,600 ($939,000) in August 2002.

    In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As of September 30, 2000, the loan was fully drawn. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME. This loan agreement contains certain covenants with which the Company was not in compliance, but for which the Company has received a waiver.

    PRO TV has a borrowing facility with Tiriac Bank in Romania for $4,000,000 which matures in December 2002. At September 30, 2000, $2,055,000 was borrowed under this facility. This facility is secured by PRO TV's equipment and vehicles.

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

    The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow and local financing of broadcast operations should result in the Company having approximately $30,000,000 of cash at the corporate level as at December 31, 2000. Assuming the Company is unsuccessful in consummating the purchase of the Senior Notes pursuant to the terms of the Noteholders Agreement or otherwise restructuring the Senior Notes, the Company currently estimates that during 2001 it will have corporate cash expenditures of approximately $32,000,000 comprising Senior Notes interest payments, interest and principal payments on bank debt and corporate overhead. Based on these estimates, if the Company does not exceed its current estimates for internally generated cash flow, it will need additional funding to satisfy working capital requirements during the first quarter of 2002.

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

FORWARD-LOOKING STATEMENTS

    Statements made in Items 1 and 2, under the headings "Status of Nova TV Dispute", "Senior Notes Restructuring", "Results of Operations" and under "Liquidity and Capital Resources" regarding future operations of CNTS, the ongoing dispute between CNTS and CET, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures through the end of 2001, the possible restructuring of the Senior Notes and the timing of the need for additional cash resources are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to restructuring of the Senior Notes include the ability to attract an equity investor or investors.

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

    In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at September 30, 2000.


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

    From April 29 to May 5, 2000, the arbitral tribunal conducted a final hearing in Amsterdam. A decision in the arbitration is expected in the fourth quarter of 2000.

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

    On February 22, 2000, a wholly owned subsidiary of the Company, duly incorporated and existing under the laws of The Netherlands, instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted by the Dutch subsidiary are substantially similar to those asserted by Mr. Lauder in the arbitration proceedings that he has instituted in his personal capacity against the Czech Republic. See Item 1, "Status of Nova TV Dispute". The claim seeks restitution of the subsidiary's investment and/or monetary damages and other relief arising from harm caused to CNTS (and therefore to the subsidiary) by the Czech Republic's actions. The arbitration will take place before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law. A preliminary hearing is scheduled for November 17, 2000. A hearing on the merits is not yet scheduled.

    The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not currently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    The Company has outstanding two tranches of Senior Notes, the principal of which becomes due in August 2004. The United States dollar tranche totals $100,000,000 in principal amount and bears interest at a rate of 9.375% per annum. The German mark tranche totals DM 140,000,000 ($63,063,000) in principal amount and bears interest at a rate of 8.125% per annum.

    An Event of Default occurred during the third quarter of 2000 because the Company did not make the semi-annual interest payment of $4,687,500 and DM 5,687,500 ($2,562,000) within 30 days of its due date of August 15, 2000. The Company cured this Event of Default on October 20, 2000 when it paid the semi-annual interest payment and the related interest on interest. See, Item 1,
Part 1 "Senior Notes Restructuring".


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) The following exhibits are attached:

27.01 Financial Data Schedule

b) A Form-8K was filed on September 27, 2000.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000              /s/ Frederic T. Klinkhammer
                                     --------------------------------
                                     Frederic T. Klinkhammer
                                     Chief Executive Officer
                                     (Duly Authorized Officer)


Date: November 13, 2000              /s/ Mark J. L. Wyllie
                                     ---------------------
                                     Mark J. L. Wyllie
                                     Finance Director
                                     (Principal Financial Officer)

EXHIBIT INDEX

27.01    Financial Data Schedule