Form 10-K
period 2000-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2001-03-15
CIK 925645

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER: 0-24796

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 9, 2001 was approximately $6,152,196

                              --------------------

         Number of shares of Class A Common Stock outstanding as of March 9, 2001: 2,313,346

         Number of shares of Class B Common Stock outstanding as of March 9, 2001: 991,842

                              --------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  LOCATION IN FORM 10-K IN WHICH
                 DOCUMENT                            DOCUMENT IS INCORPORATED
                 --------                            ------------------------
       Registrant's Proxy Statement                          Part III
     for the Annual General Meeting of
  Shareholders to be held on May 18, 2001

================================================================================

                                TABLE OF CONTENTS

                                                                                                              Page
                                                   PART I
Item 1.   Business.............................................................................................3
Item 2.   Properties..........................................................................................21
Item 3.   Legal Proceedings...................................................................................21
Item 4.   Submission of Matters to a Vote of Security Holders.................................................23

                                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................24
Item 6.   Selected Financial Data.............................................................................24
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............27
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........................................42
Item 8.   Financial Statements and Supplementary Data.........................................................42
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................67


                                                  PART III

Item 10.  Directors and Officers of the Registrant............................................................67
Item 11.  Executive Compensation..............................................................................68
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................68
Item 13.  Certain Relationships and Related Transactions......................................................68

                                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................69


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

         The Company's national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 2000 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 2000. In Ukraine, for 2000, the Company's national private television station and network had the leading nationwide average audience share for television stations broadcasting in the Ukrainian language.

         The Company's television stations and networks, which reach an aggregate of approximately 70 million people in four countries, consist of the following:

                                 POPULATION                                      TECHNICAL      ECONOMIC         VOTING
           COUNTRY                   (1)            STATIONS AND NETWORKS        REACH (2)    INTEREST (3)    INTEREST (3)
           -------                   ---            ---------------------        ---------    ------------    ------------

Romania......................         22.5      PRO TV / Acasa..................       16.2      66.0%          66.0%
Slovenia (4).................          2.0      POP TV..........................        1.7      85.5%          78.0%
                                                Kanal A (5).....................        1.6      90.0%          90.0%
Slovak Republic..............          5.4      Markiza TV......................        5.1      80.0%          49.0%
Ukraine......................         49.5      Studio 1+1......................       47.1      60.0%          60.0%
                               ----------------                                 -------------
    Total....................         79.4                                             70.1
                               ================                                 =============

(1) Country population in millions. Source: Business Central Europe.

(2) "Technical Reach" measures the number of people in millions who are able to receive the signals of the indicated stations and networks. Source: CME stations.

(3) See discussion below under the heading "Corporate Structure".

(4) See discussion below under the heading "Kanal A Purchase". Kanal A was acquired on October 11, 2000.

(5) The "Technical Reach" of Kanal A has been excluded from the total to avoid double counting.

Note: See "Status of Nova TV Dispute" below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Unless otherwise noted, all statistical and financial information presented in this report has been converted into United States dollars using exchange rates as of December 31, 2000. All references to '$' or 'dollars' are to United States dollars, all references to 'Kc' are to Czech korunas, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenian tolar, all references to 'Sk' are to Slovak korunas, all references to 'Hrn' are to Ukrainian hryvna and all references to 'DM' are to German marks. The exchange rates as of December 31, 2000 used in this report are 25,880 ROL/$;
227.38 SIT/$; 47.39 Sk/$; 5.43 Hrn/$; 2.08 DM/$ and 37.81 Kc/$.

STATUS OF NOVA TV DISPUTE

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s r.o. ("CNTS"). In January 1993, CET 21, spol. s r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic. This license expires in January 2005. CET was awarded the license with the full knowledge and understanding of the Council of the Czech Republic for Radio and Television Broadcasting (the "Media Council") that CEDC (the Company's direct predecessor in interest) was a direct participant in the license application. With the involvement of the Media Council, the Company and CET entered into a Memorandum of Association and Investment (the "Memorandum of Association") that provided for the creation of a company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV. Nova TV became one of the most successful television stations in Europe.

         In 1997, however, under compulsion resulting from proceedings initiated by the Media Council, the Company and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association. One such contract (the "Cooperation Contract") expressly identified CET as the license holder and the "television broadcasting operator" of TV Nova. Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal. CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 ($2,600) per month payable to CET.

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that, in future, CET would not use CNTS to provide services for Nova TV. CET has continued to pre-empt all of CNTS's programming for Nova TV. CNTS believes that CET's withdrawal from the Cooperation Contract was not legally effective since CNTS did not materially breach the Cooperation Contract and that the Cooperation Contract therefore remains in effect.

         On August 9, 1999, CNTS filed a motion in the Regional Commercial Court in Prague for an injunction enjoining CET from entering into service relationships with other companies and further requested the court to declare the Cooperation Contract to be in full force and effect. The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. CNTS is appealing the High Court ruling to the Supreme Court. See Item 3, "Legal Proceedings."

         As a result of CET's actions, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed a majority of the employees.

         CNTS is governed by a Memorandum of Association. The Company believes that the Memorandum of Association, the Cooperation Contract and the course of dealing over the life of Nova TV establish that CNTS is legally entitled and authorized to operate Nova TV in cooperation with CET.

         On April 19, 1999, CNTS dismissed Dr. Vladimir Zelezny from his position as Executive and General Director of CNTS, for taking actions that exceeded his authority, breached his fiduciary duties and were against the interests of CNTS. After an internal investigation, it was learned that Dr. Zelezny had executed an unlimited CNTS guarantee for the liabilities of a Czech television program acquisition company, AQS a.s. ("AQS"), without any authorization. The investigation also indicated that Dr. Zelezny had reassigned the program acquisition department of CNTS to AQS, had notified international providers of television programming that AQS would replace CNTS as the program service provider to Nova TV, and had taken other serious and substantial actions contrary to the interests of CNTS.

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the "ICC Arbitration"). The Company sought the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny, Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company also sought the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

         On February 9, 2001, the ICC Arbitration Tribunal issued a final award, finding that Dr. Zelezny had breached the share purchase agreement through his actions in relation to AQS and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. The Tribunal ordered the Company to return the Nova Consulting shares to Dr. Zelezny, but only after receipt of the money owed by Dr. Zelezny. The Tribunal also rejected Dr. Zelezny's claim for the balance of the purchase price. Dr. Zelezny has not yet complied with the award. The Company is taking all steps possible to enforce the award and will continue to do so until the award is satisfied. There can be no assurance that the Company will be able to collect all or any significant part of the award of $27,100,000 plus the accrued interest.

           On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over CME) an investment in the Czech Republic. The claim asserts that the Czech Republic harmed Mr. Lauder's investment in CNTS by, among other things, taking unfair and discriminatory actions by reversing its initial approval of an exclusive relationship between CNTS and CET, and by failing to act to remedy the effects of the improper actions of Dr. Zelezny. Mr. Lauder seeks monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration was heard before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law from March 5 to March 13, 2001. An award is expected in approximately the third quarter of this year.

           On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted, remedies sought and procedure to be followed are substantially similar to those in the arbitration initiated by Mr. Lauder against the Czech Republic. The arbitration will be heard from April 23 to May 2, 2001, in Stockholm, Sweden.

         The Company believes that CET's actions violate the Cooperation Contract and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws. The continued suspension of CNTS's operations has had a material adverse effect on the Company.

SBS TRANSACTION

         On February 21, 2000, the Company sold to SBS Broadcasting S.A. ("SBS") substantially all of its Hungarian operations for $16,000,000. $12,700,000 of the purchase price was applied to pay the programming liabilities for the territory of Hungary which were assumed by SBS from CME and $3,300,000 plus the net current assets of the Hungarian operations was settled in cash in March 2000. The net current assets of the Hungarian operations are subject to final determination.

         On February 21, 2000, the Company and SBS also entered into an option agreement with respect to the ITI Note (the "ITI Note Option Agreement"). The ITI Note was acquired by the Company in connection with the sale of its interest in the TVN television operations in Poland to International Trading and Investments Holding S.A. ("ITI") in December 1998. The ITI Note is in the principal amount of $40,000,000, bears interest at a rate of 5% per annum, matures on December 10, 2001 and was originally recorded by the Company at its present value of approximately $20,000,000. On June 29, 2000, SBS exercised its call option on the ITI Note for $37,250,000 plus accrued interest. This resulted in a gain of $17,186,000.

CORPORATE STRUCTURE

         Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. CME's assets are held through a series of Dutch and Netherlands Antilles holding companies.

         Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service companies which provide programming, advertising and other services to the licenseholding companies. References to POP TV, Kanal A, PRO TV, Acasa, Markiza TV and Studio 1+1 in this report may be to either the license company or the service companies or both, as the case may be.

         The Company has no reason to believe that the licenses for the television license companies will not be renewed. However, no statutory or regulatory presumption exists for the current license holders and there can be no assurance that licenses will be renewed upon expiration of their initial term. The failure of any such license to be renewed could adversely affect the results of the Company's operations. However, to date, licenses have been renewed in the ordinary course of business.


                                                                                CME                                     CME
                                LICENSE                                        VOTING        TV SERVICES               VOTING
         COUNTRY              EXPIRATION         TV LICENSE COMPANY           INTEREST         COMPANY                INTEREST
         -------              ----------         ------------------           --------         -------                --------
Romania...................  2003 - 2008      Pro TV S.R.L....................     49%   MPI.......................     66%
                                             Media Pro S.R.L.................      0%
Slovenia..................  2003 - 2007      Tele 59 ........................     10%   Pro Plus...................    78%
                                             MMTV............................     10%
Slovenia.................   2003 - 2010      Kanal A.........................     90%   Kanal A...................     90%
Slovak Republic...........  2007             Markiza-Slovakia s.r.o..........      0%   STS.....................       49%
Ukraine...................  2006             Studio 1+1......................     18%   Innova, IMS, UAH........       60%

Note: See "Status of Nova TV Dispute" above for a discussion on the ongoing dispute between CNTS and CET.

ROMANIA

         The Company's interest in PRO TV is governed by a Co-operation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV and Acasa network. Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain fundamental financial and corporate matters the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required. The Company owns 49% of the equity of PRO TV, SRL which holds 20 of the 23 licenses for the stations which comprise the PRO TV and Acasa network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned by Messrs. Sarbu and Tiriac. On March 7, 2000, the Company exercised its option to purchase 44% of Media Pro SRL for $1,300,000. This transaction is awaiting final documentation. In addition, in Romania, the Company owns 70% of each of Media Vision SRL ("Media Vision"), a production and dubbing company, and Video Vision International SRL ("Video Vision"), a post-production company.


SLOVENIA

         The Company's interest in POP TV is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor

("Tele 59"), forming Produkcija Plus d.o.o. ("Pro Plus"). Pro Plus provides programming to and sells advertising for the broadcast licenseholders MMTV and Tele 59 as well as additional affiliates. The Company currently owns 78% of the equity in Pro Plus, but has an effective economic interest of 85.5% as a result of its right to 33% of the profits of MMTV and 33% of the profits of Tele 59. Tele 59 currently owns a 21% equity interest in Pro Plus and MMTV currently owns a 1% equity interest in Pro Plus. The Company owns 10% of the equity of both Tele 59 and MMTV. The Company also owns a 20% equity interest in MTC Holding d.o.o. ("MTC") which owns the remaining 90% equity interest in MMTV. 76% of MTC's equity is being separately held by a Slovene person, in trust for the Company, until the Slovene media law is clarified or until the Company determines final ownership. Voting power and interests in profits of Pro Plus are equal to the partners' equity interests. All major decisions concerning the affairs of Pro Plus are made by the general meeting of partners and require a 70% affirmative vote. Certain fundamental financial and corporate matters require an 85% affirmative vote of the partners.

Kanal A Purchase

         On October 11, 2000, the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A, for $12,500,000 plus the value of the net current assets and net programming assets of Kanal A, which are subject to final determination. Kanal A is the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company until the Slovene media law is clarified or until the Company determines final ownership. Consequently, Pro Plus ceased producing programming under the name of Gabja TV and frequencies previously used for Gajba TV are now used for Kanal A. From January 2001, Pro Plus has entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising.

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

UKRAINE

         The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova"), Ukraine Advertising Holding B.V. ("UAH") and International Media Services ("IMS"). Innova holds 100% of Intermedia, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1, the license holding company in the Ukraine. UAH held a 50% interest in Prioritet, the main vehicle for advertising sales up until January 1, 2001.

         Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. At present the Company's interest in Studio 1+1 is, indirectly, 18%. Existing agreements commit all the shareholders of Studio 1+1 to increase the direct holding of the Company, or one of its subsidiaries, when legislation permits this.

         Innova, IMS, Intermedia and UAH have entered into arrangements regarding the provision of programming and advertising sales services to Studio 1+1. An agreement has been signed to transfer UAH's 50% interest in Prioritet to Video International ("VI"), a Russian based company. This transfer forms part of an overall agreement signed with VI on March 14, 2001, for VI to sell advertising for Studio 1+1 on an exclusive basis up until the end of the broadcasting license in 2006.

         All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of the Studio 1+1 Group, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval.


CORPORATE

         CME Development Corporation, a wholly owned subsidiary of the Company, provides sales, financial and legal services to the Company. CME Programming Services, Inc., a wholly owned subsidiary of the Company, provides programming services to the Company's television broadcast operations in Central and Eastern Europe. See below under the heading "Corporate Operations."

         The Company's registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and its telephone number is 441-296-1431. Certain of the Subsidiaries maintain offices at, 8th Floor, Aldwych House, 71-91 Aldwych, London, WC2B 4HN, England, telephone number 44-20-7430-5430/1.

OPERATING ENVIRONMENT

         The following two tables set forth (i) the population, number of TV households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where the Company has broadcast operations and (ii) the recent growth in television advertising expenditures in those countries.

                                                                  TV
                                       POPULATION (1)        HOUSEHOLDS (2)       PER CAPITA GDP           % CABLE
              COUNTRY                   (IN MILLIONS)        (IN MILLIONS)           2000 (3)           PENETRATION (4)
              -------                   -------------        -------------           --------           ---------------
Romania.............................          22.5                  6.7                $1,538                    55%
Slovenia............................           2.0                  0.6               $10,450                    40%
Slovak Republic.....................           5.4                  1.8                $3,727                    33%
Ukraine.............................          49.5                 18.6                  $644                    35%
                                     --------------------  -------------------
    Total...........................          79.4                 27.7
                                     ====================  ===================


(1) Source: Business Central Europe

(2) Source: IP European Key Facts: Television '99. A TV household is a residential dwelling with one or more television sets

(3) Source: Business Central Europe

(4) Source: IP European Key Facts: Television '99 (except Slovenia, Source: CME stations)


TELEVISION ADVERTISING EXPENDITURES

                    COUNTRY                              1996         1997        1998        1999        2000
                    --------                             ----         ----        ----        ----        ----
                                                                     US DOLLARS (MILLIONS)
                                                  -------------------------------------------------------------
Romania..........................................          44           74          87          69          69
Slovenia ........................................          35           39          51          49          47
Slovak Republic..................................          39           47          56          43          42
Ukraine..........................................          21           53          65          32          35

Note: All figures are current Company estimates.

         In Romania, television advertising revenues remained flat throughout 2000 due to a lack of economic reform and political uncertainties resulting from recent elections. In the Slovak Republic, television advertising revenues increased by 10% in local currency terms but the Slovak koruna depreciated by 12% against the US dollar during 2000, thus television advertising expenditures decreased in dollar terms. In Slovenia, television advertising revenues increased by 11% in local currency terms but the Slovenian tolar depreciated by 16% against the US dollar during 2000, thus the television advertising expenditures decreased in dollar terms. In Ukraine, television advertising revenues experienced a moderate increase from the very low levels recorded in 1999.

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

CORPORATE OPERATIONS

         The Company's London based central service organization provides each television operation with a central resource. The service functions provided include sales, financial and legal services, including financial planning and analysis, cost control and network management. Through CME Programming Services Inc, the Company also provides program-related services including facilitating international contacts, scheduling advice and co-ordinating the exchange of best practices and expertise among the stations and various programming related studies.

         The rankings of the Company's stations in their respective markets are reflected below.

                                                                TECHNICAL       2000 AUDIENCE      RANK IN
CME STATION (1)                       LAUNCH DATE               REACH (2)         SHARE (3)       MARKET (3)
---------------                       -----------               ---------         ---------       ----------
PRO TV...........................   December 1995                   72%              31.0%          1
POP TV...........................   December 1995                   84%              40.0%          1
Kanal A (4).................        October 2000                    81%              15.0%          3
Markiza TV.......................   August 1996                     95%              51.0%          1
Studio 1+1.......................   January 1997                    95%              28.0%          2

(1) Second channel in Romania (Acasa) is not included in this table.

(2) Source: CME stations.

(3) Nationwide audience share and rank (except Romania, which is audience share and rank within coverage area). Source: (Romania: CSOP Gallup/Taylor Nelson Sofres, Slovenia: POP TV CATI, Kanal A AGB Slovenia, Slovak Republic:
    Visio/MVK, Ukraine: Peoplemeters AGB Ukraine).

(4) Kanal A was acquired on October 11, 2000. See above under the heading "Slovenia".


OPERATIONS IN ROMANIA: PRO TV AND ACASA

General

         Romania is a parliamentary democracy of approximately 22.5 million people. Per capita GDP was an estimated $1,538 in 2000 ($1,515 in 1999). Approximately 86% of Romanian households have one or more television sets, and cable penetration is approximately 55%. According to the Company's estimates, television advertising totalled approximately $69 million in 2000.

          PRO TV is a national television broadcast network in Romania which was launched in December 1995. PRO TV reaches approximately 72% of the Romanian population of 22.5 million, including 100% of the urban population. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 417 cable systems throughout Romania. Independent research from CSOP Gallup/Taylor Nelson Sofres in Romania shows that PRO TV is currently the top-rated television station in its broadcast area, with an average television viewer share for December 2000 of 29% for the whole day and 31% for prime time.

         In February 1998, MPI launched Acasa, a station reaching approximately 60% of the Romanian population, including approximately 86% of the urban population via satellite and cable distribution. For 2000 Acasa had an average television viewer share in its broadcast area of approximately 9%.

         The Company has a controlling interest in Media Vision and Video Vision. Media Vision is the leading television production company in Romania and produces a significant portion of PRO TV's entertainment programming, performs dubbing and produces advertising spots for third party clients such as Coca Cola, Procter & Gamble and Unilever. Video Vision, Romania's leading provider of television post-production and graphics, provides a significant portion of PRO TV's and Acasa's graphics.

         MPI also operates PRO FM, a radio network which is broadcast through owned and affiliate stations to approximately 9.5 million people in Romania. In 2000, PRO FM had an average audience share of 24% in the Bucharest area.

Programming

         PRO TV's programming strategy is to appeal to a mass market audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows. PRO TV broadcasts 24 hours of programming daily by means of cable and satellite. Approximately 40% of PRO TV's programming is comprised of locally produced programming, including, news and news related programs, sports, a breakfast show, talk shows, entertainment and comedy shows.

         PRO TV has secured exclusive broadcast rights in Romania to a large number of quality American and Western European programs and films produced by such companies as Warner Bros. and Twentieth Century Fox. PRO TV also receives foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

         Acasa broadcasts 24 hours of programming daily by means of cable and satellite. Its programming strategy is to target a female audience with programming including telenovellas, films and soap operas as well as news, daily local production for women and family, talk shows and entertainment. Acasa's viewer demographics are complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television. Approximately 40% of Acasa's total programming is locally produced, including 19 hours of original self-produced programming per week.

Advertising

         PRO TV derives revenues principally from the sale of commercial advertising time, sold both through independent agencies and media buying groups. PRO TV currently serves approximately 250 advertisers, including multinational companies such as Wrigley, Henkel, Mobifon, Unilever and Procter & Gamble. Procter & Gamble was the largest advertiser on PRO TV, accounting for 10.7% of the station's revenue and Henkel was the largest advertiser on Acasa, accounting for 14.1% of the station's revenue.

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

Competition

         Prior to the launch of PRO TV, TVR 1, a public station, was the dominant broadcaster in Romania. In December 2000, PRO TV achieved an average audience share of 31% in its coverage area, while TVR 1's December 2000 average audience share in PRO TV's coverage area was approximately 15%. TVR 1 reaches 99% of the Romanian population. Other competitors include the second public national station, TVR 2, with a 70% broadcast reach, and privately owned Antena 1, Tele 7 ABC and Prima TV, which reach approximately 70%, 60% and 65% of the population, respectively.

         Additional competitors include cable and satellite stations. Cable and satellite currently penetrate approximately 55% and 9%, respectively, of the Romanian market. PRO TV competes for advertising revenues with other media such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

         Licenses for the television stations which show programming provided by PRO TV and which broadcast advertising sold by PRO TV are regulated by Romania's National Audio-Visual Commission. PRO TV's television licenses have been granted for nine-year periods. Licenses which cover 17% of the Romanian population, including the license for Bucharest, expire in 2003. The remaining licenses expire on dates ranging from 2004 to 2008. Under regulations established by the National Audio-Visual Commission and the various licenses of stations which broadcast PRO TV, programming and advertising provided by PRO TV is required to comply with certain restrictions. These restrictions include a requirement that at least 40% of programming be "own" produced.

         Regulations relating to advertising content include (i) a ban on tobacco and restrictions on alcohol advertising, (ii) advertising targeted at children or during children's programming must account for the overall sensitivity of that age group and (iii) members of the news department of PRO TV are prohibited from appearing in advertisements.

OPERATIONS IN SLOVENIA: POP TV AND KANAL A

General

         Slovenia, a parliamentary democracy of 2.0 million people, had an estimated per capita GDP of approximately $10,450 in 2000, the highest among the former Eastern bloc countries. Approximately 96% of Slovenian households have one or more televisions. According to the Company's estimates, television advertising totalled $47 million in 2000.

         The national television broadcast network POP TV reaches approximately 84% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. Independent research shows that in the areas of Slovenia in which POP TV can be seen, the network had an average television viewer share of approximately 40% for 2000, the largest share of television viewers in Slovenia.

         Kanal A reaches approximately 81% of the population of Slovenia, including Ljubljana and Maribor. Independent research shows that in the areas of Slovenia in which Kanal A can be seen, the network had an average television viewer share of approximately 15% for 2000, making it the third most watched television channel in Slovenia.

         In October 1997, the Company launched Gajba TV. Gajba TV was operated through Pro Plus and provided programming to, and sold advertising for, its affiliate broadcasters. In connection with the acquisition of Kanal A in October 2000, Gajba TV ceased broadcasting in October 2000.

Programming

         POP TV's programming strategy is to appeal to a mass market audience through a wide variety of programming including series, movies, news, variety shows and features. POP TV broadcasts 18 hours of programming daily, of which approximately 25% is locally produced programming, including news, game shows, music shows and variety shows.

         Pro Plus, the broadcast servicing company for POP TV, has secured exclusive program rights in Slovenia to a number of successful American and Western European programs and films produced by studios such as Warner Bros., Twentieth Century Fox and Paramount. Special events aired in 2000 included the Academy Awards, Miss World and Formula One Racing. POP TV currently holds exclusive rights for the Slovenian version of "Who Wants to be a Millionaire". Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs. All foreign language programs and films are subtitled in Slovenian.

         Kanal A's programming strategy is to complement the programming strategy of POP TV with a mixture of locally produced and acquired foreign programs including films and series. Kanal A broadcasts for 16 hours daily, including locally produced formats for Blind Date, the Newlywed game show, music shows and basketball.

Advertising

         POP TV derives revenues principally from the sale of commercial advertising time. Current multinational advertisers include firms such as Benckiser, Henkel, Procter & Gamble, Wrigley and Colgate, though no one advertiser dominates the market. During 1999 and 2000, "Peoplemeter" devices were placed in a number of television homes, although they are not yet the primary source for POP TV's rating information. POP TV is permitted to broadcast advertising for up to 15% of its daily broadcast time and there are also restrictions on the frequency of advertising breaks during films and other programs. The same rules apply to its competitors.

         Kanal A derives revenues principally from the sale of commercial advertising time and has clients similar to those of POP TV.

Competition

         Historically, the television market in Slovenia has been dominated by SLO 1, a national public television station. The other national public station, SLO 2 provides programming which is complementary to SLO 1. SLO 1 reaches nearly all of Slovenia's TV households, and SLO 2 reaches 97% of Slovenia's TV households. No national private television frequency has been made available in Slovenia. One other private television station competes with POP TV and Kanal A in Slovenia, TV3, it has achieved a relatively small audience share, less than 1.2%, due primarily to their low budget programming and lack of extensive news programming.

         POP TV and Kanal A also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 40% is relatively high compared with other countries in Central and Eastern Europe and approximately 21% of households have satellite dishes. In addition, POP TV and Kanal A compete for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

         The POP TV and Kanal A network stations operate under licenses regulated pursuant to the Law on Public Media adopted in 1994 and pursuant to the Law on Telecommunications adopted in 1997. The licenses granted to POP TV's affiliate stations have been granted for 10-year terms expiring in 2003 with respect to licenses reaching 53% of the population and in 2006 and 2007 with respect to the remaining licenses. The licenses granted to Kanal A expire between 2003 and 2010.

         Under Slovenian television regulations, POP TV, its affiliate stations and Kanal A are required to comply with a number of restrictions on programming and advertising. These restrictions include that 10% of the station's broadcast time must be internally produced programming, certain films and other programs may only be broadcast between 11:00 p.m. and 6:00 am, and POP TV or Kanal A news editors, journalists and correspondents must not reflect a biased approach toward news reporting.

         In addition to the restrictions discussed above and under the sub-heading "Advertising," advertising is not permitted during news, documentary or children's programming under 30 minutes in duration, or during religious programming. Restrictions on advertising content include a prohibition on tobacco advertising and on the advertising of alcoholic beverages other than low alcohol content beer.

OPERATIONS IN THE SLOVAK REPUBLIC: MARKIZA TV

General

          The Slovak Republic is a parliamentary democracy with a population of
5.4 million where nearly 99% of households have television. Per capita GDP was an estimated $3,727 in 2000. Television advertising was approximately $42 million in 2000, according to the Company's estimates.

         Markiza TV was launched as a national television station in the Slovak Republic in August 1996. Markiza TV reaches approximately 95% of the Slovak Republic's population, including virtually all of its major cities. According to independent research, Markiza TV had an average national television viewer share for 2000 of approximately 51% versus 14% for its nearest competitor, STV 1. See
Item 3, "Legal Proceedings".

Programming

         Markiza TV's programming strategy is to appeal to a broad audience with specific groups targeted in marginal broadcasting hours. Markiza TV provides an average of 21 hours of programming daily, including news, movies, entertainment programmes and sport (including coverage of European Champion's League soccer, Formula One racing and Ice Hockey World Championships). Approximately 42% of

Markiza TV's programming is locally produced, including a daily breakfast show, game shows, talk shows and news.

         Markiza TV has secured exclusive broadcast rights in the Slovak Republic to a large number of popular United States and European series, films and telenovellas produced by major international studios including Warner Bros., Columbia Tri Star, Polygram, Paramount Pictures, Twentieth Century Fox, Walt Disney Television International and RTL Television. Markiza TV currently holds exclusive rights for the Slovakian version of "Who Wants to be a Millionaire". All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language. Markiza TV also receives foreign news reports and film footage from CNN, Reuters and APTN, which it integrates into news programs.

Advertising

         Markiza TV derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley, Kraft Jacobs, Ferrero, Suchard, Danone Group, Nestle and Benckiser though no one advertiser dominates the market. Television stations are permitted to broadcast advertising for up to 10% of total daily broadcast time and up to 20% of broadcast time in any single hour.

         Currently, approximately 30% of Markiza TV's advertising revenues are sourced from agencies based in the Czech Republic.

Competition

         The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until Markiza TV began broadcasting in 1996. STV1 and STV2 reach nearly all of the Slovak population. Nova TV had an approximate 9% audience share in the Slovak Republic for 2000. Markiza TV also competes with the private broadcasters TV Luna and Global TV (which began broadcasting in April 2000). TV Luna and Global TV reach 36% and 17% of the population, respectively. Markiza TV also competes with public television stations located in Austria, the Czech Republic and Hungary with signals that reach the Slovak Republic; additional foreign private television stations; and foreign satellite stations.

Regulation

         Markiza TV's broadcast operations are subject to regulations imposed by the Act on Broadcasting and Retransmission, the Act on Advertising and conditions contained in the license granted by the Council of the Slovak Republic for Broadcasting and Television Transmission (the "Slovak Broadcasting and Retransmission Council"). The Slovak Television Council granted the license to operate Markiza TV to the Company's local partner in STS for a period of 12 years, expiring in September 2007, under terms requiring the Company's local partner to enter into a partnership with the Company to found STS. The license granted to the Company's local partner remains valid under the new Act on Broadcasting and Retransmission.

         Under the license pursuant to which Markiza TV operates and the new legal regulatory framework, Markiza TV is required to comply with several restrictions on programming, including but not limited to the origin of the programming content. These restrictions include the following broadcast time rules: a minimum of 40% must be Slovak production; 10% must be programming for children or youth; broadcasts of first run films and series must have a minimum of 47% European production (of which there must be a minimum of 8% Slovak production) and no more than 45% of production from the United States; and no more than 40% of foreign first run films and series may be in the Czech language (decreasing to 20% by the fourth year of broadcasting).

         In addition to the restrictions discussed above and under "Advertising", there are additional regulations that relate to advertising content. These include, but are not limited to: (a) a ban on tobacco advertising, and (b) a ban on advertisements of alcoholic beverages between 6.00am and 10.00pm, save for beer. There are also restrictions as to the frequency of advertising breaks both during and between programs.

OPERATIONS IN UKRAINE: STUDIO 1+1 GROUP

General

         Ukraine, a parliamentary democracy of 49.5 million people, is the most populous market served by the Company. Nearly 100% of Ukrainian households have television and cable penetration is approximately 35% in main regional centers. Per capita GDP of approximately $644 for 2000 is the lowest of all the Company's markets. After a decade of negative growth, 2000 saw a recovery with GDP rising by approximately 5%. However, economic, political and privatisation programs have lagged behind schedule.

         Studio 1+1 broadcasts programming and sells advertising on Ukrainian National Channel Two ("UT-2"), one of Ukraine's state-owned television channels. UT-2 reaches approximately 95% of Ukraine's population. Television advertising revenue staged a slight recovery in 2000, to approximately $35 million. However, this is still substantially less than the level attained prior to the 1998 Russian financial crisis. Studio 1+1 attained 28% average prime time audience share during 2000 (32% in the target under 45 age group). Studio 1+1 began broadcasting on UT-2 in January 1997.

Programming

         Studio 1+1's programming strategy is to appeal to a mass market audience with an emphasis on the below aged 45 target audience. During the fourth quarter 2000, Studio 1+1 had established itself as the leader, in terms of revenue share, in the Ukrainian market. This success was achieved due to a new programming strategy that resulted in a balanced combination of both United States originated programming and new, popular, local programs, including Russian criminal and action series and self-produced Ukrainian shows, programs and news scheduled in prime-time. The station broadcasts for 13 hours per day, including locally produced news, variety shows, game shows and magazine programs as well as a broad range of popular and high quality films from international distributors. Studio 1+1 broadcasts a Ukrainian version of "Who Wants to be a Millionaire". In 2000, Studio

1+1 produced and co-produced approximately 1,500 hours of programming, which primarily consists of a daily breakfast show, news broadcasts and news related programs, talk shows, criminal investigations, game shows, sport and lifestyle magazine shows and comedy shows. In 2000, such original local programming together with other Ukrainian programming considered local programming by Ukrainian laws comprised approximately 55% of Studio 1+1's total broadcast time.

         Studio 1+1 has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful high quality American, Russian and Western European programs and films from many of the major studios, including Twentieth Century Fox, Warner Bros., Paramount Pictures, Walt Disney, Universal Pictures and CBS. Special events aired include the Academy Awards ceremony as well as several important political events such as exclusive coverage of then President Bill Clinton's visit to Ukraine which included a live broadcast of President Clinton's speech to the citizens of Ukraine and `Dialogues on Democracy', a one hour live talk show with then Secretary of State Madeline Albright. Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming. In 2000, Studio 1+1 became a member of ENEX, the European News Exchange Organisation. All foreign language programs and films (other than those in the Russian language) are dubbed into the Ukrainian language. Studio 1+1 broadcasts more than 80% of its total air time in the Ukrainian language.

Advertising

         Studio 1+1 derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Advertisers include large multinational firms such as Wrigley, Procter & Gamble, Colgate - Palmolive, Coca-Cola, Unilever, Nestle, Mars and Kraft Jacobs. In 2000, Wrigley accounted for 11% of Studio 1+1's advertising revenues. Studio 1+1 is permitted to sell 15% of its overall broadcast time for advertising and is subject to restrictions on the frequency of advertising breaks. The advertising restrictions are the same for public and private broadcasters.

Competition

         Ukraine is served by six television channels: UT-1, UT-2 (on which Studio 1+1 broadcasts) and UT-3 (all with effective national coverage), which are state owned, and ICTV, STB and Novi Canal, which are private broadcasters. Novi Canal began broadcasting in 2000 and has attained an average prime time share of approximately 4%. Studio 1+1, through UT-2, has a broadcast reach of 95% of the Ukrainian population. The state run station UT-1 has a broadcast reach of approximately 98% of the Ukrainian population. ICTV and STB, both private stations, reach approximately 32% of Ukraine's population. The private station Inter, through UT-3, has a broadcast reach of approximately 78% of the Ukrainian population. Inter, Studio 1+1's main competitor, has a program schedule which consists primarily of rebroadcasts of the Russian-language ORT network. In 2000, Inter's average prime time audience share decreased from 40% to 32% and for the month of December, Studio 1+1 led Inter in terms of prime time audience share. In addition, there are numerous cable and satellite stations that provide pirate broadcasting of European and US networks.

Regulation

         Studio 1+1 provides programming to UT-2 pursuant to a ten-year television broadcast license contract expiring in 2006. Broadcasts of Studio 1+1's programming and advertising on UT-2 are regulated by the State Committee on Television and Radio of Ukraine and the National Council on Television and Radio of Ukraine. These agencies enforce Ukraine's media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs. All advertising of alcohol and tobacco on TV is banned in Ukraine. Programming produced in Ukraine must account for at least 70% of all programming (including dubbing of purchased programming into the Ukrainian language) and programming produced by Studio 1+1 must account for 49% of all programming.

SEASONALITY

         The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

EMPLOYEES

         As of March 1, 2001, CME had a corporate operations staff of 19 employees (versus 19 as of December 31, 1999) and its Subsidiaries had a total of approximately 1,910 employees (versus 2,000 as of December 31, 1999). None of CME's employees or the employees of any of its Subsidiaries are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

         For additional information with regard to Segment Data see Part II,
Item 8, Note 14, "Segment Data".

ITEM 2. PROPERTIES

         CME Development Corporation leases office space in London in one location. The lease, for 3,958 square feet of office space, expires in 2015.

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

ITEM 3. LEGAL PROCEEDINGS

         On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the "ICC Arbitration"). The

Company sought the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny, Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company also sought the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

         On February 9, 2001, the ICC Arbitration Tribunal issued a final award in this proceeding, finding that Dr. Zelezny had breached the share purchase agreement through his actions in relation to AQS and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. The Tribunal ordered the Company to return the Nova Consulting shares to Dr. Zelezny, but only after receipt of the money owed by Dr. Zelezny. The Tribunal also rejected Dr. Zelezny's claim for the balance of the purchase price. Dr. Zelezny has not yet complied with the award. The Company is taking all steps possible to enforce the award and will continue to do so until the award is satisfied. There can be no assurance that the Company will be able to collect all or any significant part of the award of $27,100,000 plus the accrued interest.

         In May 1999, CET filed an action with the Regional Commercial Court in Prague, requesting that the court declare the Cooperation Contract invalid for vagueness and other reasons. On December 14, 2000, the High Court confirmed the Regional Commercial Court's decision denying the application.

         On June 30, 1999, CNTS filed an action with the Regional Commercial Court of Prague requesting that the court declare invalid an agreement between CET and another Czech company, Produkce, a.s. under which CET purported to transfer CET's 1% participation interest in CNTS to Produkce, a.s., since that transfer did not comply with the CNTS Memorandum of Association. The Court determined that the transfer was invalid; CET and Produkce have appealed and the appeal is pending.

         On August 9, 1999, CNTS filed a motion in the Regional Commercial Court of Prague for an injunction enjoining CET from entering into service relationships with other companies and further requested the court to declare the Cooperation Contract to be in full force and effect. The Regional Commercial Court issued a favorable ruling on May 4, 2000, which was subsequently reversed by a December 14, 2000 ruling from the High Court. CNTS is appealing the High Court ruling to the Supreme Court.

         In December 1999, the Media Council approved CET's request for a share capital increase, which was subsequently approved by CET. As a result of the CET share capital increase, Dr. Zelezny's participation interest in CET was reduced from 60% to 11.8% since he did not subscribe to any of the additional share capital. CME believes that the reduction of Dr. Zelezny's participation interest in CET was designed to frustrate the enforcement of the preliminary order issued in the arbitration, as well as any final award of damages against Dr.
Zelezny.

           On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted, remedies sought and procedure to be followed are substantially similar to those in the arbitration proceedings initiated by Mr. Lauder against the Czech Republic. See Item 1, "Status of Nova TV Dispute". The arbitration will be heard from April 23, to May 2, 2001, in Stockholm, Sweden.

         In August 1998, Gamatex Ltd., a Slovak company, asserted that it had obtained 100% ownership of Markiza-Slovakia s r.o. through an auction process arising out of an unsatisfied claim against Markiza-Slovakia s r.o. Markiza-Slovakia s r.o. holds the Markiza TV broadcast license and owns a 51% voting interest in STS. A number of legal proceedings were initiated in the District Court of Bratislava and Regional Court of Bratislava in which the original owners of Markiza-Slovakia s r.o. have claimed that Gamatex's ownership claims are not legally valid. STS has materially supported Markiza-Slovakia s r.o. in a number of such proceedings, in particular proceedings to; (i) confirm the interests of the original owners of Markiza-Slovakia s r.o.; (ii) declare invalid Markiza-Slovakia s r.o. and STS shareholders' meetings called by Gamatex without proper notice; and (iii) declare invalid Gamatex's claim to ownership in Markiza-Slovakia s r.o. Ultimately STS acquired 100% of the shares in a company that controlled Gamatex to ensure that whatever the outcome of the ongoing litigation it will not be negatively affected by any decision supporting Gamatex's claims to ownership in Markiza-Slovakia s.r.o. As a separate matter, certain owners of Markiza-Slovakia s r.o. are still involved in litigation concerning their ownership of Markiza-Slovakia s r.o. and the matter remains unresolved.

         In July 1996, the Company, together with MMTV and Tele 59, entered into an agreement to purchase a 66% equity interest in Kanal A, a privately owned television station in Slovenia (the "Kanal A Agreement"). SBS claimed to have certain rights to the equity of Kanal A pursuant to various agreements and challenged the validity of the CME-Kanal A Agreement in a United Kingdom court. The Court enjoined both SBS and the Company from taking certain actions either to enforce such entity's claim to equity in Kanal A or to block the claim of the other entity to equity in Kanal A. The Company instituted a number of actions in courts in Slovenia to resolve these claims. As a result of the Kanal A purchase these actions have been terminated. See Item 1, under the heading "Slovenia" for further details.

         In January 2001, AITI, a television station in Ukraine commenced an action, in Ukraine, against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging the validity of the modifications made to Studio 1+1's license which extended the number of hours per day that Studio 1+1 could broadcast. The basis of this challenge is the allegation that the Ukraine TV Council failed to follow the correct procedure when granting an extension to the number of hours per day that Studio 1+1 could broadcast. Studio 1+1 is involved in this litigation as a third party acting together with the Ukraine TV Council. While Ukrainian media legislation does not set out the procedure for modifying a broadcasting license, the Company believes that this action is without merit.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         CME's Class A Common Stock began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV." On October 10, 2000, CME's Class A Common Stock was delisted from the Nasdaq National Market and began trading on the quotation service provided by the National Quotation Bureau, LLC "Pink Sheets" and on the OTC Bulletin Board under the trading symbol "CETVF.OB". On March 9, 2001, the last reported sales price for the Class A Common Stock was $2.5625. The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years of the Company and for the first quarter of 2001. All share information has been adjusted to reflect the one-for-eight reverse stock split which took effect on December 15, 1999.

PRICE PERIOD                                                HIGH          LOW

1999
First Quarter.........................................     104.000       55.000
Second Quarter........................................     100.000       41.000
Third Quarter.........................................      63.000        8.000
Fourth Quarter........................................      22.000        9.504
2000
First Quarter.........................................      19.250        6.500
Second Quarter........................................      12.063        6.750
Third Quarter.........................................      10.813        1.594
Fourth Quarter........................................       3.125        0.219
2001
First Quarter (through March 9, 2001).................       3.250        0.344


          At March 9, 2001, there were 31 holders of record (including brokerage firms and other nominees) of the Class A Common Stock and five holders of record of the Class B Common Stock. There is no established public trading market for the Class B Common Stock.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (dollars in thousands, except per share data)

         The selected financial information presented below for the five years ended December 31, 2000 is derived from the audited Consolidated Financial Statements of the Company. The following selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000, 1999 and 1998, included elsewhere herein.

                                                                          YEARS ENDED DECEMBER 31,
                                                          2000          1999          1998        1997      1996
                                                          ----          ----          ----        ----      ----
OPERATING DATA:                                                         (DOLLARS IN THOUSANDS)
Net revenues......................................       $76,813      $129,323      $174,291    $146,155  $134,278
                                                       ---------      --------    ----------   ---------  --------
Total station operating costs and expenses........        77,808       139,405       112,836      92,925    83,888
Selling, general and administrative expenses......        19,402        25,898        25,250      21,162    20,458
Corporate operating costs and development
expenses..........................................        11,417        18,753        22,670      25,467    15,782
Amortization of goodwill and allowance for
development costs.................................         1,670        49,091        10,606      14,584     2,940
Capital registration tax..........................            --            --            --          --       809
Restructuring charge .............................            --            --         2,552          --        --
                                                       ---------      --------    ----------   ---------  --------
Total operating expenses..........................       110,297       233,147       173,914     154,138   123,877
                                                       ---------      --------    ----------   ---------  --------
Operating (loss)/income...........................       (33,484)     (103,824)          377      (7,983)   10,401
Equity in loss of unconsolidated affiliates.......          (514)      (11,021)       (3,398)    (10,340)  (17,867)
Loss on impairment of investments in
unconsolidated affiliates (1).....................            --            --            --     (20,707)       --
Interest and other income.........................         3,543         5,974        25,094      10,087     2,590
Interest expense..................................       (21,788)      (20,003)      (42,644)    (15,858)   (4,700)
Foreign currency exchange (losses)/gains..........        (2,286)       12,983        (6,999)     (5,283)   (2,861)
Gain on sale of investment........................        17,186        25,870            --          --        --
Other income......................................            --         8,250                        --        --
                                                       ---------      --------    ----------   ---------  --------
Loss before provision for income taxes,
minority interest and discontinued operations.....       (37,343)      (81,771)      (27,570)    (50,084)  (12,437)
Provision for income taxes........................           (96)       (1,518)      (15,856)    (14,608)  (16,410)
                                                       ---------      --------    ----------   ---------  --------
Loss before minority interest and discontinued
operations........................................       (37,439)      (83,289)      (43,426)    (64,692)  (28,847)
Minority interest in (income)/loss of
consolidated subsidiaries.........................           (59)          213          (156)      1,066    (1,072)
                                                       ---------      --------    ----------   ---------  --------
Net loss from continuing operations...............       (37,498)      (83,076)      (43,582)    (63,626)  (29,919)

Discontinued operations (2):
    Operating loss of discontinued operations
    (Hungary).....................................            --       (10,208)      (37,576)     (4,480)      (84)
    Gain on disposal of discontinued
    operations (Hungary)..........................            --         3,414            --          --        --

    Operating loss on discontinued operations
    (Poland)......................................            --            --       (15,289)         --        --
    Loss on disposal of discontinued operations
    (Poland)......................................            --            --       (28,805)    (16,986)       --
                                                       ---------      --------    ----------   ---------  --------

Net loss..........................................     $(37,498)      $(89,870)    $(125,252)   $(85,092) $(30,003)
                                                       =========      ========    ==========   =========  ========
Net loss per common share from:
    Continuing operations - basic and diluted.....      $(11.35)       $(25.78)      $(14.45)    $(21.29)  $(12.36)
    Discontinued operations - basic and
    diluted.......................................           --          (2.11)       (27.08)      (7.18)    (0.03)
                                                       ---------      --------    ----------   ---------  --------
                                                        $(11.35)       $(27.89)      $(41.53)    $(28.47)  $(12.39)
                                                       =========      ========    ==========   =========  ========
Common shares used in computing per share
amounts (000s)
    Basic and diluted.............................         3,305         3,223         3,016       2,988     2,421
                                                       =========      ========    ==========   =========  ========
OTHER DATA:
Broadcast cash flow (3)...........................        $4,260       $15,366       $49,938     $42,695   $41,444
Cash flow from operations.........................       (15,529)      (12,702)       (9,172)    (21,210)   (2,537)
BALANCE SHEET DATA:
Current assets....................................       $91,666      $103,070      $152,283    $174,631  $145,515
Total assets......................................       197,099       236,187       374,507     447,997   364,380
Total debt........................................       191,482       198,128       230,771     230,720    55,096
Shareholders' (deficit)/equity....................       (65,878)      (35,236)       65,707     157,582   249,320


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

(2) During the third quarter of 1999 the Company announced that is was selling substantially all of its Hungarian operations to SBS. The Company's financial statements have been restated for all periods presented in order to reflect the operations of Hungary as discontinued operations. During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and related operations as discontinued operations for all periods presented. The Company's financial statements have been restated for all periods presented in order to reflect the operations of Poland as discontinued operations.

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


QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth unaudited financial data for each of CME's last eight fiscal quarters

                                                                 YEAR ENDED DECEMBER 31, 2000
                                               -----------------------------------------------------------------
                                                  FIRST            SECOND           THIRD             FOURTH
                                                 QUARTER          QUARTER          QUARTER           QUARTER
                                               ------------    -------------    -------------     -------------
                                                                    (DOLLARS IN THOUSANDS)
                                               -----------------------------------------------------------------
INCOME STATEMENT DATA:
  Net revenues..............................      15,370          19,955           13,940            27,548
  Operating loss............................      (9,732)        (11,720)          (8,458)           (3,574)
  Net loss..................................     (13,669)         (3,105)         (10,994)           (9,730)
NET LOSS PER SHARE:
  Basic and diluted.........................       (4.14)          (0.94)           (3.33)            (2.94)

                                                                 YEAR ENDED DECEMBER 31, 1999
                                               -----------------------------------------------------------------
                                                  FIRST            SECOND           THIRD             FOURTH
                                                 QUARTER          QUARTER        QUARTER (2)         QUARTER
                                               -------------    -------------    -------------     -------------
                                                                    (DOLLARS IN THOUSANDS)
                                               -----------------------------------------------------------------
INCOME STATEMENT DATA:
  Net revenues................................    35,506           46,776           17,538            29,503
  Operating (loss)/income.....................   (11,172)           2,812          (86,785)           (8,679)
  Income/(loss) from continuing operations        15,039           (1,515)         (86,943)           (9,657)
  Operating loss of discontinued operations
  (Hungary)...................................    (2,951)          (1,997)          (2,957)           (2,171)
  (Loss)/Gain on disposal of discontinued
  operations (Hungary)........................         -                -           (1,913)            5,327
  Net income/(loss)...........................    12,088           (3,512)         (91,945)           (6,501)
NET INCOME/(LOSS) PER SHARE:
  Basic and diluted (1).......................      3.77            (1.09)          (28.65)            (2.02)

(1) Basic and diluted earning per share for fiscal 1999 in total is $0.1 lower than the sum of the applicable amount for each of the quarters of fiscal 1999 due to the impact of stock issuances on the weighted average number of shares outstanding.

(2) Differences of $132,000 in operating loss from continuing operations and operating loss of discontinued operations in the table above compared to the quarterly reported numbers relate to a reclassification due to the disposal of the Hungarian operations in the third quarter of 1999.

         The decline in net revenues from the second quarter of 1999 is primarily due to the cessation of broadcasting by CNTS. See Part I, Item 1, "Status of Nova TV Dispute" for a further discussion of Nova TV and the ongoing dispute between CNTS and CET.

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

         The primary internal sources of cash available for corporate operating costs are dividends and other distributions from Subsidiaries. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999. See Part 1, Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. As a result, CNTS will be unable to distribute dividends in the future and consequently the major internal source of cash available for corporate operating costs and development expenses has been affected. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its Subsidiaries operate. The Subsidiaries' ability to make distributions is also subject to the legal availability of sufficient operating funds not needed for operations, obligations or other business plans and, in some cases, the approval of the other partners, shareholders or creditors of these entities. The laws under which the Company's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.

SELECTED COMBINED AND ATTRIBUTABLE FINANCIAL INFORMATION

         The following two tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the years ended December 31, 2000, 1999 and 1998 for the Company's operating entities. This financial information departs materially from GAAP.

         In the table "Selected Combined Financial Information," revenues and operating expenses of Markiza TV and the Studio 1+1 Group (for 1998 only) not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. Certain entities of the Studio 1+1 Group (for 2000 and 1999 only) not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of December 31, 2000.

         The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. See "Application of Accounting Principles". The following supplementary unaudited combined and attributable information includes certain financial information of Markiza TV and the Studio 1+1 Group on a line-by-line basis, similar to that of the Company's consolidated entities. Intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

         Total Stations refer to PRO TV, POP TV, Kanal A, Markiza TV and the Studio 1+1 Group. PRO TV and POP TV began operations in December 1995, Markiza TV began operations in August 1996, Studio 1+1 began to generate significant revenues during the second quarter of 1997 and Kanal A was acquired on October 11, 2000.

         EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which does not include programming rights). EBITDA is provided because it is a measure of operating performance commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent results of operations or cash flows in accordance with GAAP for the periods indicated, both of which are discussed elsewhere in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

                   SELECTED COMBINED FINANCIAL INFORMATION (1)
                                   (UNAUDITED)
                                     ($000S)
                                      YEAR
                               ENDED DECEMBER 31,

                           -------------------------------------------------------------------------------------------------------
                                      NET REVENUE                         EBITDA                       BROADCAST CASH FLOW
                           --------------------------------   -------------------------------   ----------------------------------
                           --------------------------------   -------------------------------   ----------------------------------
                              2000       1999       1998        2000     1999 (3)    1998 (3)      2000      1999 (3)    1998 (3)
                              ----       ----       ----        ----     --------    --------      ----      --------    --------
     PRO TV...............    39,591     40,627     41,937      1,564     (2,987)    (1,916)       1,584       3,655     (2,969)
     Markiza TV ..........    33,155     32,217     37,793      4,368      2,739      2,583        4,670       5,214      2,734
     POP TV...............    21,651     23,347     22,122      4,954      4,655       (709)       6,261       4,372     (1,915)
     Kanal A (2)..........     2,517          -          -      1,070          -          -          945           -          -
     Studio 1+1...........    17,164     14,501     23,598        775     (8,443)    (1,947)         581     (6,270)     (4,050)
                           ----------  ---------  ---------   --------  ---------  ----------   ---------  ----------  ----------
TOTAL STATIONS............   114,078    110,692    125,450     12,731     (4,036)    (1,989)      14,041       6,971     (6,200)
                           ==========  =========  =========   ========  =========  ==========   =========  ==========  ==========

(1) Important information about this table appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.
(2) Kanal A was acquired on October 11, 2000.
(3) EBITDA and Broadcast Cash Flow data for 1999 and 1998 has been restated to exclude the effect of intercompany transactions.

                 SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
                                   (UNAUDITED)
                                     ($000S)
                             YEAR ENDED DECEMBER 31,

                     ---------------------------------------------------------------------------------------------------------------
                      ECONOMIC
                      INTEREST             NET REVENUE                         EBITDA                    BROADCAST CASH FLOW
                      --------  --------------------------------   -------------------------------   ------------------------------
                                   2000       1999       1998        2000     1999 (3)   1998 (3)      2000     1999 (3)   1998 (3)
                                   ----       ----       ----        ----     --------   --------      ----     --------   --------
   PRO TV............     66%     26,130     26,814     27,678       1,032     (1,971)    (1,265)       1,045      2,412    (1,960)
   Markiza TV........     80%     26,524     25,774     30,234       3,494      2,191      2,066        3,736      4,171     2,187
   POP TV ...........   85.5%     18,512     19,962     18,914       4,236      3,980       (606)       5,353      3,738    (1,637)
   Kanal A (2).......     90%      2,265          -          -         963          -          -          851          -         -
   Studio 1+1........     60%     10,298      8,701     14,159         465     (5,066)    (1,168)         349     (3,762)   (2,430)
                                ========== ========== ==========   ========= ========== ==========   ========= ========== ==========
TOTAL STATIONS.......             83,729     81,251     90,985      10,190       (866)      (973)      11,334      6,559    (3,840)
                                ========== ========== ==========   ========= ========== ==========   ========= ========== ==========

(1) Important information about this table appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.
(2) Kanal A was acquired on October 11, 2000.
(3) EBITDA and Broadcast Cash Flow data for 1999 and 1998 has been restated to exclude the effect of intercompany transactions.

Combined EBITDA for the year ended December 31, 2000 compared to the year ended December 31, 1999

         The total combined EBITDA for the Company's Stations increased by $16,767,000 from negative $4,036,000 to positive $12,731,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. This increase was due to increases in EBITDA at Studio 1+1 of $9,218,000, PRO TV of $4,551,000, Markiza TV of $1,629,000 and POP TV of $299,000. Additionally, Kanal A, acquired on October 11, 2000, recorded EBITDA of $1,070,000.

         Studio 1+1's EBITDA increased by $9,218,000 to positive $775,000 for 2000 compared to negative $8,443,000 for 1999. This increase was partially as a result of an increase in net revenues but primarily as a result of a decrease in operating costs. Throughout 2000, there was a slight recovery in the Ukrainian television advertising market which resulted in Studio 1+1 recording an increase in net revenues of $2,663,000, or 18%. Despite the slight recovery experienced by the Ukrainian television advertising market during 2000 the market is still 46% below its highest level recorded in 1998. Studio 1+1 reduced operating costs by $6,555,000, or 29%, primarily as a result of reductions in amortization of program rights costs, production expenses and broadcast operations and engineering expenses. Reductions in amortization of program rights costs are as a result of lower programming purchases and more efficient programming scheduling.

         PRO TV's EBITDA increased by $4,551,000 to positive $1,564,000 for 2000 compared to negative $2,987,000 for 1999. This increase in EBITDA was achieved despite a reduction in net revenues of $1,036,000, or 3%, for 2000 compared to 1999. This reduction in net revenues was as a result of increased competition within Romania combined with a television advertising market that remained flat year over year. This increase in EBITDA was as a result of reductions of $5,587,000, or 13%, in operating costs. Reduction in operating costs was primarily as a result of reductions in amortization of program rights costs. This reduction was as a result of lower programming purchases.

         Markiza TV's EBITDA increased by $1,629,000 to $4,368,000 for 2000 compared to $2,739,000 for 1999. This increase was partially as a result of an increase in net revenues and partially as a result of a decrease in operating costs. Markiza TV increased net revenues by $938,000, or 3%, due to a slight increase in the local currency denominated television advertising market. Markiza TV reduced operating costs by $691,000, or 2%, primarily as a result of reductions in amortization of programming rights costs, broadcast operations and engineering expenses and selling, general and administrative costs partially offset by an increase in salary and benefits costs. This increase in salary and benefits costs was as a result of increases in staff levels and higher commission for the sales staff.

         POP TV's EBITDA increased by $299,000 to $4,954,000 for 2000 compared to $4,655,000 for 1999. This increase was despite a reduction of $1,696,000, or 7%, in the dollar denominated net revenues for 2000 compared to 1999. In local currency terms POP TV recorded an increase of 14% in net revenues for 2000 compared to 1999. This increase in EBITDA was as a result of a $1,995,000, or 11%, reduction in operating costs. This reduction in operating costs was primarily as a result of reductions in acquired programming costs, salary and benefits costs and selling, general and administrative costs partially offset by an increase in production expenses. This increase in production expenses was as a result of higher set costs and increased prize money awarded on game shows.

         Kanal A, the second leading commercial television broadcaster in Slovenia, was acquired by the Company on October 11, 2000. EBITDA from October 11, 2000 to December 31, 2000 was positive $1,070,000.

         For the reasons described above total combined EBITDA increased by $16,767,000 to positive $12,731,000 in 2000 compared to negative $4,036,000 in
1999.

Broadcast Cash Flow

         Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments. See "Liquidity and Capital Resources" for a complete discussion of cash flows from operating, investing and financing activities.

APPLICATION OF ACCOUNTING PRINCIPLES

         Although the Company conducts operations largely in foreign currencies, the Company prepares its consolidated financial statements in United States dollars and in accordance with GAAP. In CME's Consolidated Statements of Operations, consolidated entities include wholly-owned Subsidiaries and the results of PRO TV, POP TV, Kanal A, and certain entities of the Studio 1+1 Group (for 2000 and 1999 only), Media Vision, Video Vision and CNTS and separately set forth the minority interests attributable to other owners of such companies. The results of Markiza TV and Studio 1+1 (for the year ending December 31, 1998 only) and certain entities of the Studio 1+1 group (for the years ended December 31, 2000 and 1999) have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations is included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value.

FOREIGN CURRENCY

         The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT"), Ukrainian hryvna ("Hrn") and Czech korunas ("Kc") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including POP TV, Kanal A, Markiza TV, certain entities of the Studio 1+1 Group and CNTS, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate and statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity (in accumulated other comprehensive income (loss)) with no effect on the consolidated statements of operations.

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

         The exchange rates at the end of and for the periods indicated are shown in the table below.


                                                     BALANCE SHEET                        INCOME STATEMENT
                                            ---------------------------------  ---------------------------------------
                                                    AT DECEMBER 31,             WEIGHTED AVERAGE FOR THE YEARS ENDING
                                                                                             DECEMBER 31,
                                              2000       1999     % CHANGE         2000         1999       % CHANGE
                                              ----       ----     --------         ----         ----       --------
Czech koruna equivalent of $1.00              37.81      35.98      (5.1)%           38.60       34.73      (11.1)%
German mark equivalent of $1.00                2.08       1.95      (6.7)%            2.12        1.89      (12.2)%
Romanian lei equivalent of $1.00             25,880     18,255     (41.8)%          21,659      15,310      (41.5)%
Slovak koruna equivalent of $1.00             47.39      42.27     (12.1)%           46.76       41.71      (12.1)%
Slovenian tolar equivalent of $1.00          227.38     196.77     (15.6)%          226.05      183.98      (22.9)%
Ukrainian hryvna equivalent of $1.00           5.43       5.22      (4.0)%            5.44        4.13      (31.7)%

         The Company's results of operations and financial position during 2000 were impacted by changes in foreign currency exchange rates since December 31, 1999.

RESULTS OF OPERATIONS

Discontinued Operations

         On February 21, 2000, the Company sold substantially all of its operations in Hungary to SBS. This has resulted in these operations being treated as discontinued operations for all periods described in Results of Operations. The Company's financial statements have been restated for all periods presented in order to reflect the operations in Hungary as discontinued operations.

         During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and operations as discontinued operations. The Company's financial statements for 1998 reflect these operations in Poland as discontinued operations.

Year ended December 31, 2000 compared to year ended December 31, 1999

         CME's consolidated net revenues decreased by $52,510,000, or 41%, to $76,813,000 for 2000 from $129,323,000 for 1999. The decrease was primarily attributable to the suspension of the broadcast operations of CNTS and partially due to decreases in the net revenues of POP TV, PRO TV and the consolidated entities of the Studio 1+1 Group. CNTS suspended broadcast operations on August 5, 1999 and has not generated any material revenues since that time. See Part I,
Item 1, "Status of Nova TV Dispute" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         POP TV's US dollar net revenues declined for 2000 compared to 1999; however in local currency terms, POP TV's net revenues increased by 14%. The net revenues of PRO TV declined year over year as a result of increased competition in an advertising market which showed no growth year over year. The Romanian advertising market was adversely affected by the elections at the end of 2000 and a lack of Government reforms.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $61,597,000, or 44%, to $77,808,000 for 2000 from $139,405,000 for 1999. The decrease in total station operating costs and expenses was primarily due to the cessation of broadcasting by CNTS and partially attributable to reductions in total station operating costs and expenses at PRO TV and POP TV. See Part I, Item 1, "Status of Nova TV dispute" for a further discussion of Nova TV and the on-going dispute between CNTS and CET. The decrease at PRO TV is as a result of a reduction in amortization of programming rights of $5,984,000 and a reduction in depreciation of station fixed assets and other intangibles of $1,053,000. This reduction was partially off-set by an increase in other operating costs and expenses of $475,000 as a result of an increase in production expenses relating to new show formats. The decrease at POP TV is as a result of a reduction in amortization of programming rights of $879,000, other operating costs and expenses of $735,000 and depreciation of station fixed assets and other intangibles of $377,000 for 2000 compared to 1999. The consolidated entities of the Studio 1+1 Group recorded a decrease in amortization of programming rights of $2,716,000 and a decrease in other operating costs and expenses of $1,080,000 for 2000 compared to 1999. These decreases were off-set by an increase in depreciation of station fixed assets and other intangibles of $9,235,000. This increase was primarily the result of a Company review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent determination to write the goodwill down. This review was conducted according to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and the remaining goodwill relating to the Studio 1+1 asset is $4,916,000. See
Item 8, Consolidated Financial Statements, Note 4, "Impairment of Studio 1+1 Goodwill".

         Station selling, general and administrative expenses decreased by $6,496,000, or 25%, to $19,402,000 for 2000 from $25,898,000 for 1999. The decrease is primarily attributable the cessation of broadcasting by CNTS and partially attributable to reductions in total station selling, general and administrative expenses at PRO TV and POP TV. See Part I, Item 1, "Status of Nova TV dispute" for a further discussion of Nova TV and the on-going dispute between CNTS and CET. PRO TV recorded a reduction in station selling, general and administrative expenses of $78,000. POP TV recorded a reduction in station selling, general and administrative expenses of $381,000 primarily due to a reduction in taxes. The consolidated entities of the Studio 1+1 Group recorded an increase in station selling, general and administrative expenses of $62,000.

         Corporate operating costs and development expenses decreased by $7,336,000, or 39%, to $11,417,000 in 2000 from $18,753,000 in 1999, mainly due to lower corporate operating expenses.

         Amortization of goodwill and allowance for development costs decreased by $47,421,000, or 97%, to $1,670,000 in 2000 from $49,091,000 in 1999. This decrease is primarily attributable to the charge of $40,511,000 recorded in 1999 which resulted from a write-down of the goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. No such charge was recorded in 2000. See Part I, Item 1, "Status of Nova TV dispute" for a further discussion of Nova TV and the on-going dispute between CNTS and CET.

         As a result of the above factors, the Company generated an operating loss of $33,484,000 in 2000 compared to an operating loss of $103,824,000 in 1999.

         Equity in loss of unconsolidated affiliates decreased by $10,507,000 to a loss of $514,000 in 2000 compared to a loss of $11,021,000 in 1999. This decrease is as a result of Markiza TV recording a loss of $1,773,000 in 2000 compared to a loss of $4,611,000 in 1999 and certain entities of the Studio 1+1 group that are not consolidated recording a net income of $1,259,000 in 2000 compared to a loss of $6,410,000 in 1999.

         Net interest and other income changed by $4,216,000 to an expense of $18,245,000 in 2000 compared to an expense of $14,029,000 in 1999. This increase is as a result of a company review of the potential interest and penalties relating to outstanding tax obligations of PRO TV and a determination to provide for these charges in the amount of $4,000,000.

         Net foreign currency exchange loss of $2,286,000 in 2000 compares to a net foreign exchange gain of $12,983,000 in 1999. In 1999 the Company recorded a large foreign exchange gain due to the significant weakening of the German mark and the Czech koruna. In 2000, the Company recorded a loss on the dividends declared by CNTS due to weakening of the Czech Koruna against the Dollar between the date of declaration and the date the income was recorded.

         Gain on sale of investment of $17,186,000 in 2000 relates to SBS exercising its call option on the ITI Note, see Item 8, Consolidated Financial Statements, Note 15, "Sale of Investment in ITI Note".

         Provision for income taxes was $96,000 in 2000 compared to $1,518,000 in 1999. This decrease is due to the suspension of the broadcasting operations of CNTS and the resulting decrease in net income. See Part I, Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in income of consolidated subsidiaries was $59,000 in 2000 compared to a minority interest in loss of $213,000 in 1999. This change was due to the losses incurred by CNTS off-set by income of Kanal A. See Part I,
Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET and see Item 8, Consolidated Financial Statements, Note 16, "Kanal A Purchase".

         As a result of these factors, the net loss of the Company was $37,498,000 in 2000 compared to $89,870,000 in 1999.

Year ended December 31, 1999 compared to year ended December 31, 1998

         CME's consolidated net revenues decreased by $44,968,000, or 26%, to $129,323,000 for 1999 from $174,291,000, for 1998. The decrease was due to a decrease of $55,463,000 in the net revenues of CNTS and the decrease of $1,310,000 in the net revenues of PRO TV, offset by a $1,225,000 increase in net revenues at POP TV and the inclusion of Studio 1+1 as a consolidated entity for the year ended December 31, 1999. CNTS suspended broadcast operations on August 5, 1999 and has not generated any material revenues since that time. See Part I,
Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. The suspension of operations at CNTS led to a large reduction in net revenues in 1999 compared to 1998.

         POP TV's net revenues increased as it continued to capitalize on its market leading position. In Ukraine and Romania the advertising markets declined year over year as the economies experienced recessionary effects from the Russian financial crisis and lack of economic reform.

         Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $26,569,000, or 24%, to $139,405,000 for 1999 from $112,836,000 for 1998. The increase in total station operating costs and expenses was primarily due to the inclusion of Studio 1+1 as a consolidated entity for the year ended December 31, 1999 and an increase in amortization of programming rights of $30,132,000. This increase is primarily due to the write-down of $21,480,000 on the full value of the CNTS programming library and the increase of $5,691,000 in amortization of programming rights at PRO TV. See Part I, Item 1 "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET. The increase in amortization of programming rights was partially offset by a reduction in amortization of programming rights at POP TV of $1,204,000. The increase in total station operating costs and expenses was partially offset by reductions in station operating costs and expenses at PRO TV of $2,594,000, due to reduced salary and benefit costs and POP TV of $1,382,000, primarily due to lower production expenses and reduced salary and benefit costs.

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

         Amortization of goodwill and allowance for development costs increased by $38,485,000 from $10,606,000 for 1998 to $49,091,000 for 1999. This increase was attributable to the additional $40,511,000 write-down of the goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997.

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

         Equity in loss of unconsolidated affiliates increased by $7,623,000 to a loss of $11,021,000 for 1999 from a loss of $3,398,000 for 1998. This increase was a result of Markiza TV recording a higher loss for 1999 than 1998 and certain entities of the Studio 1+1 group that are not consolidated recording a loss of $6,410,000 for 1999.

         Net interest and other income changed by $3,521,000 to an expense of $14,029,000 for 1999 from an expense of $17,550,000 for 1998. This decrease was due to reduced borrowing at all stations with the exception of POP TV.

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

         Gain on sale of investment of $25,870,000 in 1999 related to the sale by the Company of its interest in a Romanian mobile telephone company MobilRom S.A.

         Other income of $8,250,000 related to the cash received from SBS on the termination of the agreement entered into in March 1999 under which SBS would have purchased all of the assets and assumed all of the liabilities of the Company in exchange for the Company's shareholders receiving shares of SBS capital stock.

         Provision for income taxes was $1,518,000 for 1999 compared to $15,856,000 for 1998. This decrease was due to the suspension of the broadcasting operations of CNTS and the resulting decrease in net income. See
Part I, Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Minority interest in loss of consolidated subsidiaries was $213,000 in 1999 compared to minority interest in income of $156,000 for 1998. This change was due to the losses incurred by CNTS. See Part I, Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         As a result of these factors, the net loss of the Company was $89,870,000 for 1999 compared to $125,252,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $15,529,000 in 2000 compared to $12,702,000 in 1999. The change of $2,827,000 is primarily the result of the cessation of broadcasting by CNTS. See Part I, Item 1, "Status of Nova TV Dispute" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

         Net cash provided by investing activities was $19,516,000 in 2000 compared to $14,364,000 in 1999. The increase of $5,152,000 was primarily attributable to no investments in discontinued operations, lower fixed asset purchases, a decrease in the amount of restricted cash and cash received from the sale of the ITI Note in 2000.

         Net cash used in financing activities for 2000 was $2,398,000 compared to $6,377,000 in 1999. The change of $3,979,000 was primarily due to lower payments on credit facilities and capital leases for 2000 compared to 1999.

         The Company had cash and cash equivalents of $37,510,000 at December 31, 2000 compared to $36,990,000 at December 31, 1999.

         In August 1997, CME issued two tranches of Senior Notes (the "Senior Notes") the principal of which becomes due in August 2004. The United States dollar tranche totals $100,000,000 in principal amount and bears interest at a rate of 9.375% per annum. The German mark tranche totals DM 140,000,000 ($67,308,000) in principal amount and bears interest at a rate of 8.125% per annum. The Senior Notes raised net proceeds of approximately $170,000,000. The Senior Notes are denominated in United States dollars, in part, and in German marks, in part. The indentures governing the Senior Notes contain certain restrictions relating to the ability of CME and its Subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments in unconsolidated companies, declare and pay dividends (in the case of CME), sell assets and engage in extraordinary transactions.

         On October 20, 2000, the Company entered into an agreement (the "Noteholders Agreement") with certain of its Noteholders ("Consenting Holders"). The Noteholders Agreement was reached with holders of over 60% of the 9.375% Senior Notes and holders of over 60% of the 8.125% Senior Notes. The Noteholders Agreement resulted from discussions commenced with a group of holders of the Senior Notes in August 2000 relating to a possible consensual restructuring of the Senior Notes. CME determined the need to restructure the Senior Notes as a result of an ongoing dispute involving its operations in the Czech Republic.

         Pursuant to the Noteholders Agreement, on October 20, 2000, the Company made the semi-annual interest payment on the Senior Notes which was due on August 15, 2000. Due to the delayed interest payment the Company was in default under the indentures between September 15 and October 20, 2000. As a result of such payment, the Company is no longer in default under the indentures relating to the Senior Notes. The Consenting Holders had agreed to accept their pro rata share of $100 million in cash (including the interest payment due on August 15, 2000), 25% of the equity of the Company and four-year warrants for 5% of the equity of the Company in exchange for their Senior Notes if such an offer was made by the Company to the holders of the Senior Notes and such restructuring of the Senior Notes was consummated on or prior to January 15, 2001. The Company was unable to raise new financing to provide it with the financial resources to purchase the Senior Notes on the terms previously described and as such the Noteholders Agreement expired on January 15, 2001. The Company made the semi-annual interest payment on the Senior Notes which was due on February 15, 2001.

         On August 1, 1996, the Company purchased Ceska Sporitelna's ("CS's") 22% economic interest and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company also entered into a loan agreement with CS to finance 85% of the purchase price. The principal outstanding at December 31, 2000 was Kc 335,080,600 ($8,862,000). Quarterly repayments on the loan are required in the amount Kc 42,500,000 ($1,124,000) during the period from February 2001 through May 2002, and Kc 37,580,000 ($994,000) in August 2002. In November 2000 the Company approached CS to seek a restructuring of the loan. The Company and CS have agreed that the Company would receive a principal repayment holiday until November 20, 2001. At that time, CS will review the financial condition of the Company to assess whether another annual principal repayment holiday is required. This agreement is subject to final documentation and approval.

         In April 1998, POP TV entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As of December 31, 2000, the loan was fully drawn. The loan is secured by the land, buildings and equipment of POP TV and is guaranteed by CME. This credit agreement contains certain covenants with which the Company is not in compliance, but for which the Company has received a waiver.

         PRO TV has one borrowing facility with Tiriac Bank in Romania. This facility is for $4,000,000 and matures in December 2002. At December 31, 2000, $1,827,000 was borrowed under this facility. This facility is secured by PRO TV's equipment and vehicles. In addition, PRO TV has an overdraft facility with Tiriac Bank in Romania for $3,000,000 which matures in October 2001. As at December 31, 2000, $2,477,000 was drawn under this overdraft facility. This overdraft facility is secured by an assignment of receivables and a promissory note.

         CNTS has been the subject of a VAT inspection by the Czech Republic tax authorities for the years 1997 and 1998. As a result of this inspection the Czech tax authorities had levied an assessment seeking VAT payments of Kc232,777,000 ($6,156,000). The Czech authorities asserted that CNTS was providing certain services to CET and that these services should have been subject to VAT. On February 28, 2001, CNTS received notification from the Czech Republic tax authorities that all tax investigations and assessments had been cancelled. The Czech tax authorities had previously frozen CNTS' 1998 and 1999 income tax prepayments in the amount of Kc281,790,000 ($7,452,000). These income tax prepayments were returned to CNTS on February 20, 2001.

         The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. ("Pro Plus") has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT1,073,000,000 ($4,719,000). The Slovene authorities have asserted that capital contributions and loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, the Slovene authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovene tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovene tax authorities approved the cash capital contributions for 1995 and 1996. This has reduced the assessment to SIT636,800,000 ($2,801,000). The Administrative Court of Ljubljana has issued an injunction to prevent the tax authorities from demanding payment until a hearing on the matter has been concluded. There is currently no date set for this hearing.

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

         The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. The Senior Notes in the amount of $167,308,000 mature in August 2004. The Company's ability to refinance or repay the

Senior Notes will depend upon market conditions, pending litigation, renewals of broadcasting licenses, the financial performance of the Company and other factors through to August 2004.

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

FORWARD-LOOKING STATEMENTS

         Statements made in Part I, Item 1, under the heading "Status of Nova TV Dispute", Part 2, Item 7, under the heading "Results of Operations" and "Liquidity and Capital Resources" as well as statements regarding future operations of CNTS, the ongoing dispute between CNTS and CET, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures and ability to repay or refinance the Senior Notes are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include legal, political and regulatory conditions and developments in the Czech Republic.


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

         In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At December 31, 2000 the Company held no foreign exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

              To Central European Media Enterprises Ltd:

         We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. (a Bermuda corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Produkcija Plus d.o.o. and Super Plus Holding d.d. (acquired on October 11, 2000) which statements reflect total assets and total revenues of 4 percent and 31 percent in 2000, and 2 percent and 18 percent in 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                        ARTHUR ANDERSEN



         Hamilton, Bermuda
         March 15, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of Produkcija Plus d.o.o.
Ljubljana, Slovenia

We have audited the accompanying balance sheets of Produkcija Plus d.o.o. as of December 31, 2000 and 1999, and related statements of operations and cash flows for the years ended December 31, 2000 and 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an option on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Produkcija Plus d.o.o. at December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with United States generally accepted accounting principles.


Deloitte & Touche
Ljubljana, Slovenia
February 16, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of Super Plus Holding d.d.
Ljubljana, Slovenia

We have audited the accompanying consolidated balance sheets of Super Plus Holding d.d. as of December 31, 2000, and related consolidated statements of operations and cash flows for the period then ended, and its subsidiary
(Kanal A d.d.) from October 11, 2000 to December 31, 2000 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an option on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Super Plus Holdings d.d. and its subsidiary at December 31, 2000, and the consolidated results of its operations and cash flows for the period ended December 31, 2000 in conformity with United States generally accepted accounting principles.


Deloitte & Touche
Ljubljana, Slovenia
February 26, 2001

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (US$000S, EXCEPT PER SHARE DATA)

 ASSETS                                                                                          DECEMBER 31,
                                                                                          -------------------------
                                                                                             2000            1999
                                                                                             -----           ----
 CURRENT ASSETS:
     Cash and cash equivalents......................................................       $  37,510      $  36,990
     Restricted cash................................................................           1,527          4,784
     Accounts receivable (net of allowances of $3,539 , $2,597).....................          23,785         15,099
     Program rights costs...........................................................           7,090          9,883
     Advances to affiliates.........................................................           9,081         20,507
     Income taxes receivable........................................................           7,452          7,640
     Other short-term assets........................................................           5,221          8,167
                                                                                          ----------    -----------
                     TOTAL CURRENT ASSETS...........................................          91,666        103,070

     Investments in unconsolidated affiliates.......................................          20,428         23,095
     Loans to affiliates............................................................          15,606          4,863
     Property, plant and equipment (net of depreciation of $63,343, $56,292)........          32,824         48,471
     Program rights costs...........................................................           6,305          8,911
     License costs and other intangibles (net of amortization of $6,609, $10,376)...           2,158          2,912
     Goodwill (net of amortization of $90,674, $79,263).............................          20,909         19,393
     Note receivable................................................................               -         20,071
     Deferred tax asset.............................................................             175            138
     Other assets...................................................................           7,028          5,263
                                                                                          ----------    -----------
                     TOTAL ASSETS...................................................       $ 197,099      $ 236,187
                                                                                          ==========    ===========

 LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES:
     Accounts payable and accrued liabilities.......................................       $  50,799      $  51,504
     Duties and other taxes payable.................................................          11,421         11,678
     Income taxes payable...........................................................             374            864
     Current portion of credit facilities and obligations under capital leases......          10,006          6,409
     Investments payable............................................................           6,444          5,188
     Advances from affiliates.......................................................           2,241          1,028
                                                                                          ----------    -----------
                     TOTAL CURRENT LIABILITIES......................................          81,285         76,671

     Long-term  portion of credit facilities and obligations under capital leases...           8,078         15,115
     $100,000,000 9 3/8 % Senior Notes..............................................          99,920         99,897
     DM 140,000,000 8 1/8 % Senior Notes............................................          67,034         71,519
     Other Liabilities..............................................................           6,493          7,843
     Minority interest in consolidated subsidiaries.................................             167            378

     Commitments and contingencies (Note 11)

 SHAREHOLDERS' DEFICIT:
     Class A Common Stock, $0.08 par value: authorized:
       100,000,000 shares at December 31, 2000 and December 31, 1999; issued
       and outstanding: 2,313,346 at December 31, 2000 and December 31, 1999........             185            185
     Class B Common Stock, $0.08 par value: authorized:
       15,000,000 shares at December 31, 2000 and December 31, 1999; issued
       and outstanding: 991,842 at December 31, 2000 and December 31, 1999..........              79             79
     Additional paid-in capital.....................................................         356,385        356,385
     Accumulated deficit............................................................        (415,716)      (378,218)
     Accumulated other comprehensive loss...........................................          (6,811)       (13,667)
                                                                                          ----------    -----------

                     TOTAL SHAREHOLDERS' DEFICIT....................................         (65,878)       (35,236)
                                                                                          ----------    -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT....................................       $ 197,099      $ 236,187
                                                                                          ==========    ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$000S, EXCEPT PER SHARE DATA)

                                                                                        FOR THE YEARS
                                                                                      ENDED DECEMBER, 31
                                                                            ----------------------------------------
                                                                               2000          1999          1998
                                                                               ----          ----          ----

    Gross revenues.........................................................    $ 91,739      $158,388   $   225,442

    Discounts and agency commissions.......................................     (14,926)      (29,065)      (51,151)
                                                                            ------------  ------------ -------------
    Net revenues...........................................................      76,813       129,323       174,291

    STATION EXPENSES:
          Other operating costs and expenses...............................      37,160        59,747        68,799
          Amortization of programming rights...............................      15,994        57,991        27,859
          Depreciation of station fixed assets and other intangibles.......      24,654        21,667        16,178
                                                                            ------------  ------------ -------------
          Total station operating costs and expenses.......................      77,808       139,405       112,836
          Selling, general and administrative expenses ....................      19,402        25,898        25,250

    CORPORATE EXPENSES:
          Corporate operating costs and development expenses...............      11,417        18,753        22,670
          Amortization of goodwill and allowance for development costs.....       1,670        49,091        10,606
          Restructuring charge ............................................           -             -         2,552
                                                                            ------------  ------------ -------------
                                                                                 13,087        67,844        35,828
                                                                            ------------  ------------ -------------

    Operating (loss)/income................................................     (33,484)     (103,824)          377

    Equity in loss of unconsolidated affiliates (Note 13)..................        (514)      (11,021)       (3,398)
    Net interest and other income/(expense)................................     (18,245)      (14,029)      (17,550)
    Foreign currency exchange (loss)/gain,net..............................      (2,286)       12,983        (6,999)
    Gain on sale of investment (Note 15)...................................      17,186        25,870             -
    Other Income ..........................................................           -         8,250             -
                                                                            ------------  ------------ -------------

    Loss before provision for income taxes, minority interest and
    discontinued operations................................................     (37,343)      (81,771)      (27,570)
    Provision for income taxes.............................................         (96)       (1,518)      (15,856)
                                                                            ------------  ------------ -------------

    Loss before minority interest and discontinued operations..............     (37,439)      (83,289)      (43,426)
    Minority interest in (income)/loss of consolidated subsidiaries........         (59)          213         (156)
                                                                            ------------  ------------ -------------

    Net loss from continuing operations....................................     (37,498)      (83,076)      (43,582)

    Discontinued operations:
          Operating loss of discontinued operations (Hungary)..............           -       (10,208)      (37,576)
          Gain on disposal of discontinued operations (Hungary)............           -         3,414             -

          Operating loss on discontinued operations (Poland)...............           -             -       (15,289)
          Loss on disposal of discontinued operations (Poland).............           -             -       (28,805)
                                                                            ------------  ------------ -------------
                                                                                      -        (6,794)      (81,670)
                                                                            ------------  ------------ -------------

    NET LOSS...............................................................   $ (37,498)     $(89,870)  $  (125,252)
                                                                            ============  ============ =============

    PER SHARE DATA Net loss per share (Note 3)
          Continuing operations - Basic and diluted........................   $  (11.35)     $ (25.78)  $    (14.45)
          Discontinued operations - Basic and diluted......................           -        (2.11)        (27.08)
                                                                            ============  ============ =============
          Total............................................................   $  (11.35)     $ (27.89)  $    (41.53)
                                                                            ============  ============ =============

    Weighted average common shares used in computing per share amounts:
          Basic and diluted................................................       3,305         3,223         3,016
                                                                            ============  ============ =============

         The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           FOR THE PERIOD FROM DECEMBER 31, 1997 TO DECEMBER 31, 2000
                        (US$000S, EXCEPT PER SHARE DATA)

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                  COMPREHENSIVE  CLASS A     CLASS B               ACCUMULATED COMPREHENSIVE     TOTAL
                                     INCOME      COMMON      COMMON     CAPITAL      DEFICIT      INCOME     SHAREHOLDERS'
                                     (LOSS)       STOCK       STOCK     SURPLUS       (a)      (LOSS) (b)    EQUITY/(DEFICIT)
                                  ---------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                              169         71   332,386   (163,096)      (11,947)       157,583

Comprehensive income (loss):
Net Loss                              (125,252)                                    (125,252)                    (125,252)
Other comprehensive income
(loss):
  Unrealized translation adjustments     9,367                                                      9,367          9,367
                                  --------------
Comprehensive loss                    (115,885)
                                  ==============

Stock issued:
Capital contributed by shareholders,
net of costs of $227                                     12          5    23,992         -             -          24,009
                                                      -------------------------------------------------------------------------
BALANCE, December 31, 1998                              181         76   356,378   (288,348)       (2,580)        65,707

Comprehensive income (loss):
Net Loss                               (89,870)                                     (89,870)                     (89,870)
Other comprehensive income (loss):
  Unrealized translation adjustments   (11,087)                                                   (11,087)       (11,087)
                                  --------------
Comprehensive loss                    (100,957)
                                  ==============

Stock issued:
Capital contributed by shareholders                       4          3         7         -             -              14
                                                -------------------------------------------------------------------------

BALANCE, December 31, 1999                              185         79   356,385   (378,218)      (13,667)       (35,236)
Comprehensive income (loss):
Net Loss                               (37,498)                                     (37,498)                     (37,498)
Other comprehensive income (loss):
 Unrealized translation adjustments      6,856                                                      6,856          6,856
                                  --------------
Comprehensive loss                     (30,642)
                                  ==============

Stock issued:
Capital contributed by shareholders                                                       -             -

                                                -------------------------------------------------------------------------
BALANCE, December 31, 2000                              185         79   356,385   (415,716)       (6,811)       (65,878)
                                                =========================================================================



(a) Of the accumulated deficit of $ 415,716 at December 31, 2000, $ 96,699 represents accumulated losses in unconsolidated affiliates.

(b)  Represents foreign currency translation adjustments.

              The accompanying notes are an integral part of these consolidated financial statements.

                     CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$000S)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                2000           1999           1998
                                                                                ----           ----           ----
                      CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .................................................................... $ (37,498)   $ (89,870)   $(125,252)

Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in loss of unconsolidated affiliates .............................       514       11,021        3,398
    Depreciation and amortization (excluding amortization of barter
    programs) ...............................................................    43,930      130,361       55,817
    Discontinued operations .................................................      --          6,794       81,670
    Gain on disposal of investment ..........................................   (17,186)     (25,870)        --
    interest in income (loss) of consolidated subsidiaries ..................        59         (213)         156
    Foreign currency exchange loss (gain), net ..............................     2,286      (12,983)       6,999
    Accounts receivable .....................................................    (9,033)      19,007          705
    Cash paid for program rights ............................................   (15,518)     (28,312)     (30,304)
    Advances to affiliates ..................................................    10,756       (7,000)      (1,158)
    Other short-term assets .................................................     2,238        6,398       (3,417)
    Accounts payable and accrued liabilities ................................     4,736      (14,361)       3,062
    Income and other taxes payable ..........................................      (813)      (7,674)        (848)
                                                                                ---------    ---------    ---------
          Net cash used in operating activities .............................   (15,529)     (12,702)      (9,172)
                                                                                ---------    ---------    ---------

                 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in unconsolidated affiliates ................................      --           --         (7,148)
    Other investments .......................................................   (13,163)      (6,063)         (34)
    Investments in discontinued operations ..................................      --         (9,373)     (46,770)
    Cash proceeds from disposal of discontinued operations ..................     4,416       39,260       10,000
    Cash proceeds from disposal of investment ...............................    37,250         --           --
    Restricted cash .........................................................     3,161       (4,717)         733
    Acquisition of fixed assets .............................................      (617)      (6,052)     (14,884)
    Acquisition of minority interest ........................................      --           --         (9,930)
    Loans and  advances to affiliates .......................................    (8,171)       1,383       (5,051)
    Payments for license costs, other assets and intangibles ................    (3,360)         (74)      (1,773)
                                                                                ---------    ---------    ---------
        Net cash provided by (used in) investing activities .................    19,516       14,364      (74,857)
                                                                                ---------    ---------    ---------

                 CASH FLOWS FROM FINANCING ACTIVITIES:
    Credit  facilities and payments under capital leases ....................    (2,087)      (6,358)      (2,495)
    Dividends paid to minority shareholders .................................      (311)        --         (1,777)
    Capital contributed by shareholders .....................................      --             14       24,007
    Other long term liabilities .............................................      --            (33)       2,532
                                                                                ---------    ---------    ---------
         Net cash (used in) provided by financing activities ................    (2,398)      (6,377)      22,267
                                                                                ---------    ---------    ---------

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH ................................    (1,069)      (1,649)       1,344
                                                                                ---------    ---------    ---------
         Net increase (decrease) in cash and cash equivalents ...............       520       (6,364)     (60,418)
CASH AND CASH EQUIVALENTS,  beginning of period .............................    36,990       43,354      103,772
                                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,  end of  period ..................................    37,510    $  36,990    $  43,354
                                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
        Interest ............................................................ $  16,664    $  19,522    $  20,413
        Income Taxes ........................................................ $     623    $   9,488    $  16,519

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING TRANSACTIONS
       Capital lease obligations incurred                                     $     195    $     516          --


Supplemental disclosures of non-cash financing transactions:
As part of the February 21, 2000 sale of substantially all of its Hungarian operations to SBS, programming rights valued at $12,700 and associated liabilities of $12,195 were transferred to SBS.

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS

         Central European Media Enterprises Ltd. ("CME"), a Bermuda corporation, was formed in June 1994. CME has been in operation since 1991. CME, together with its subsidiaries and affiliates (CME and its subsidiaries and affiliates are collectively referred to as the "Company"), invests in, develops, and operates national and regional commercial television stations and networks in Central and Eastern Europe.

         On December 15, 1999, the Company effected a one-for-eight reverse stock split. Except as otherwise noted, all share and per share information in this Form 10-K has been retroactively adjusted to reflect the one-for-eight reverse stock split.

         The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic. That license expires in January 2005. CET was awarded that license with the full knowledge and understanding of the Council of the Czech Republic for Radio and Television Broadcasting (the "Media Council") that CEDC (the Company's direct predecessor in interest) was a direct participant in the license application. With the involvement of the Media Council, the Company and CET entered into a Memorandum of Association and Investment (the "Memorandum of Association") that provided for the creation of a company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV.

         On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that, in future, CET would not use CNTS to provide services for Nova TV. CET has continued to pre-empt all of CNTS's programming for Nova TV. As a result of this situation, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed a majority of the employees.

         The Company and Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors, have sought remedies in a number of court and arbitration proceedings. See Note 17, "Subsequent Events". The Company is seeking various forms of relief, reinstatement of its status and rights, and reimbursement of previous amounts paid to Dr. Zelezny and of costs incurred and damages sustained during or as a result of this dispute. No gains for such claims have been recorded.

         In Romania, the Company and its local partners operate PRO TV, a commercial television network, and a second channel, Acasa, through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% equity interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International holding many of the licenses for the stations comprising the PRO TV and Acasa network.

         In Slovenia, the Company operates POP TV, together with MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), through Produkcija Plus d.o.o. ("Pro Plus"). Under the name POP TV, Pro Plus provides programming to, and sells advertising for, affiliated stations. The Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.5% as a result of a 33% economic interest in MMTV and a 33% economic interest in Tele 59. Tele 59 owns a 21% equity interest in Pro Plus, and MMTV currently owns a 1% equity interest in Pro Plus. The Company also owns a 20% equity interest in MTC Holding d.o.o. ("MTC") which owns the remaining 90% equity interest in MMTV. 76% of MTC's equity is being separately held by a Slovene person, in trust for the Company, until the Slovene media law is clarified or until the Company determines final ownership.

         On October 11, 2000, the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A, for $12,500,000 plus the value of the net current assets and net programming assets of Kanal A, which are subject to final determination. Kanal A is the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company until the Slovene media law is clarified or until the Company determines final ownership. Consequently, Pro Plus ceased producing programming under the name of Gabja TV and frequencies previously used for Gajba TV are now used for Kanal A. From January 2001, Pro Plus has entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising. See Note 16, "Kanal A Purchase".

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

         In Ukraine, the Company owns a 60% interest in a group of companies (collectively, the "Studio 1+1 Group"), which have the right to broadcast programming and sell advertising on Ukrainian National Channel 2 ("UT-2"). The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova"), Ukraine Advertising Holding B.V. ("UAH") and International Media Services ("IMS"). Innova holds 100% of Intermedia, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1, the license holding company in the Ukraine. UAH held a 50% interest in Prioritet, the main vehicle for advertising sales up until January 1, 2001. See Note 17, "Subsequent Events".

2. FINANCING OF OPERATING AND CAPITAL NEEDS

         The Company had cash of $37,510,000 at December 31, 2000 to enable it to finance its future activities.

         In 2000, the Company used the cash proceeds of $3,300,000 from the sale of its Hungarian assets to SBS, the cash proceeds of $37,250,000 plus accrued interest from the exercise of the option on the ITI Note granted to SBS and cash received from its stations.

         The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. The Senior Notes in the amount of $167,308,000 mature in August 2004. The Company's ability to refinance or repay the Senior Notes will depend upon market conditions, pending litigation, renewals of broadcasting licenses, the financial performance of the Company and other factors through to August 2004.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

DISCONTINUED OPERATIONS

         On February 21, 2000, the Company sold substantially all of its operations in Hungary to SBS. This has resulted in these operations being treated as discontinued operations for all periods described in Results of Operations. The Company's financial statements have been restated for all periods presented in order to reflect the operations in Hungary as discontinued operations.

         During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and operations as discontinued operations. The Company's financial statements for 1998 reflect these operations in Poland as discontinued operations.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of PRO TV, POP TV, Kanal A, and certain entities of the Studio 1+1 Group (for 2000 and 1999 only), Media Vision, Video Vision and CNTS (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of Markiza TV and Studio 1+1 (for 1998 only) and certain entities of the Studio 1+1 Group (for 2000 and 1999 only), (the "Unconsolidated Affiliates") in which the

Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents includes unrestricted cash in banks and highly liquid investments with original maturities of less than three months. Restricted cash (restricted for guarantees to third parties or vendors) at December 31, 2000 and 1999 is $1,527,000 and $4,784,000 respectively.

LONG-LIVED ASSETS

         The Company periodically evaluates its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary as a measure of the expected recovery of these costs. (See Note 4, "Impairment of Studio 1+1 Goodwill").

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

         Goodwill represents the Company's excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of the assets. Amounts recognized to date have been amortized over periods ranging from 2 to 10 years from the original date of acquisition. (See Note 4, "Impairment of Studio 1+1 Goodwill").

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company accounts for the fair value of financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. The market value of the Senior Notes as at December 31, 2000 was $25,000,000 with regard to the $100,000,000 9.375% Senior
Notes and DM 40,593,000 ($19,516,000) with regard to the DM 140,000,000 8.125%
Senior Notes. The Company does not record these at market value because the Company is obligated to pay the Senior Notes in full in August 2004. At December 31, 2000 and 1999, the carrying value of all financial instruments (primarily loans payable and receivable and, in limited circumstances, foreign exchange contracts) approximated fair value.

INCOME TAXES

         Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are depreciation, amortization and tax losses carried forward.

FOREIGN CURRENCY TRANSLATION

         The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV and certain entities of the Studio 1+1 Group, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

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


                                                     BALANCE SHEET                      INCOME STATEMENT
                                            --------------------------------- --------------------------------------
                                                    AT DECEMBER 31,              WEIGHTED AVERAGE FOR THE YEARS
                                                                                       ENDING DECEMBER 31,
                                              2000       1999     % CHANGE         2000         1999      % CHANGE
                                              ----       ----     --------         ----         ----      --------

Czech koruna equivalent of $1.00              37.81      35.98      (5.1)%           38.60       34.73    (11.1)%
German mark equivalent of $1.00                2.08       1.95      (6.7)%            2.12        1.89    (12.2)%
Romanian lei equivalent of $1.00             25,880     18,255     (41.8)%          21,659      15,310    (41.5)%
Slovak koruna equivalent of $1.00             47.39      42.27     (12.1)%           46.76       41.71    (12.1)%
Slovenian tolar equivalent of $1.00          227.38     196.77     (15.6)%          226.05      183.98    (22.9)%
Ukrainian hryvna equivalent of $1.00           5.43       5.22      (4.0)%            5.44        4.13    (31.7)%

         In the accompanying notes, $ equivalents of Kc, DM, ROL, Sk, SIT and Hrn amounts have been included at December 31, 2000, 1999 or historical rates, as applicable, for illustrative purposes only. In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

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

                                                    FOR THE YEARS ENDED DECEMBER 31,

                            NET LOSS                          COMMON SHARES              NET LOSS PER COMMON SHARE
                     ----------------------------          --------------------         ---------------------------
                     2000        1999        1998          2000    1999    1998         2000        1999       1998
                     ----        ----        ----          ----    ----    ----         ----        ----       ----
Basic EPS
---------
Net loss
attributable to
common stock      $(37,498)   $(89,870)   $(125,252)      3,305   3,223   3,016       $(11.35)   $(27.89)    $(41.53)
Effect of
dilutive
securities:
stock options              -           -           -           -       -        -             -           -          -
                  ----------- ----------- -----------     ------- ------- --------    ---------- ----------- ----------

Diluted EPS
-----------
Net loss
attributable to
common stock
and assumed
option exercises  ________    ________    ________        _____   _____   _____       ______     _______     _______
                  $(37,498)   $(89,870)   $(125,252)      3,305   3,223   3,016       $(11.35)   $(27.89)    $(41.53)
                  =========== =========== ===========     ======= ======= ========    ========== =========== ==========


         Diluted EPS for the years ended December 31, 2000, 1999 and 1998 do not include the impact of stock options then outstanding as their inclusion would be anti-dilutive. See Note 10, "Stock Option Plan".

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

         SFAS No. 133, as amended by SFAS 137 and SFAS 138, will be effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively.
         The Company occasionally enters into forward foreign exchange contracts. There was no material impact as a result of the adoption of SFAS No. 133 when it was adopted on January 1, 2001.

4. IMPAIRMENT OF STUDIO 1+1 GOODWILL

         Due to the economic conditions prevailing in Ukraine and the large decrease in the advertising market since its levels of 1998, the Company has reviewed the carrying value of the goodwill relating to the Studio 1+1 asset. This review was conducted according to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The Company has determined an impairment in goodwill, and determined to write the goodwill down, in the amount of $9,836,000. The remaining goodwill relating to the Studio 1+1 asset is $4,916,000 with a remaining useful life of 6 years.

5. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:



                                                                DECEMBER 31,
                                               USEFUL   ---------------------------
                                               LIVES        2000           1999
                                               -----        ----           ----
                                               YEARS        $000           $000

Land and buildings............................. 25-50       20,036         23,170
Station machinery, fixtures and equipment......   4-8       69,782         67,887
Other equipment................................   3-8        4,174         10,114
Construction in progress.......................    --        2,175          3,592
                                                        -------------  -------------
                                                            96,167        104,763
Less - Accumulated depreciation................           (63,343)       (56,292)
                                                        =============  =============
                                                            32,824         48,471
                                                        =============  =============


6. OTHER ASSETS

   Other assets consist of the following:

                                                                     DECEMBER 31,
                                                            -------------------------------
                                                                2000             1999
                                                                ----             ----
                                                                $000             $000
   Current:
        Net receivable on Hungary Disposal................            -           3,353
        Prepaid program rights and dubbing................            -             509
        VAT recoverable...................................          419             492
        Other.............................................        4,802           3,813
                                                           ================ ===============
                                                                  5,221           8,167
                                                           ================ ===============
   Long term:
        Satellite transponder deposits (See Note 11,
        "Commitments and Contingencies)...................          796             824
        Capitalized debt costs............................        3,415           4,379
        Other.............................................        2,817              60
                                                           ================ ===============
                                                                  7,028           5,263
                                                            ================ ===============

         Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. These costs are amortized over the life of the related debt instrument.

7. INCOME TAXES PAYABLE

         Provision for income taxes related primarily to the profits of CNTS. Due to the suspension of the CNTS operations and the resulting elimination of revenues, CNTS recorded a net loss for 1999 and 2000.

                                                   DECEMBER 31,
                                     -----------------------------------------
                                      2000           1999           1998
                                      ----           ----           ----
                                      $000           $000           $000
Current, domestic taxes........         299          1,743          15,712
Deferred foreign taxes.........       (203)          (225)             144
                                  =============  =============  =============
                                         96          1,518          15,856
                                  =============  =============  =============

         At the present time no income, profit, capital or capital gain taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

DEFERRED INCOME TAX ASSETS
                                                       DECEMBER 31,
                                               -----------------------------
                                                  2000            1999
                                                  ----            ----
                                                  $000            $000
                                              -------------   -------------
Tax loss carryforwards................             175             175
                                              -------------   -------------

DEFERRED INCOME TAX LIABILITIES
                                                       DECEMBER 31,
                                                ----------------------------
                                                  2000            1999
                                                  ----            ----
                                                  $000            $000
Other.................................               -              37
                                              =============  ==============
Net deferred tax asset................             175             138
                                              =============  ==============

         Net operating losses incurred in 2000, 1999 and 1998 in Romania, Slovakia and Ukraine and net operating losses incurred in 1999 and 1998 in Slovenia are available for offset against taxable income in those countries in the future. Net operating losses experienced in these jurisdictions in certain years may not be fully available for offset against taxable income in the future in those countries.

         A valuation allowance has been provided for net operating loss carryforwards in these jurisdictions, as it is more likely than not, for a variety of reasons, including the uncertainties in the tax regimes, that they may not be utilized.


8. INVESTMENTS PAYABLE

                                                               DECEMBER 31,
                                                     ---------------------------
                                                         2000            1999
                                                         ----            ----
                                                         $000            $000
 Short Term:
      CNTS.......................................         5,188          5,188
      Payable to SBS (Kanal A Purchase)..........         1,256              -
                                                     ==============  ===========
                                                          6,444          5,188
                                                     ==============  ===========

CNTS

         On August 11, 1997, the Company made the Second 1997 CNTS Purchase when it purchased Nova Consulting a.s. ("NC") from certain of the partners of CET, for a purchase price of $28,537,000, to be paid on an installment basis through February 15, 2000. Due to the ongoing dispute between CNTS and CET, CME withheld the last two payments, totalling $5,188,000, that were due on August 15, 1999 and February 15, 2000, awaiting the final ruling from the International Chamber of Commerce Court of Arbitration. See Note 17, "Subsequent Events".

Payable to SBS

         In connection with the purchase of Kanal A from SBS the Company is obligated to reimburse SBS for the value of Kanal A's net assets and programming inventory at October 11, 2000, the date of purchase. See Note 16, "Kanal A Purchase".

9. LOAN AND OVERDRAFT OBLIGATIONS

         Group loan obligations and overdraft facilities consist of the following:



                                                                DECEMBER 31,
                                                        -----------------------------
                                                            2000            1999
                                                            ----            ----
                                                            $000            $000
  CME B.V.
       Ceska Sporitelna Loan...................... (a)       8,862         12,874
       Tele 59 loan............................... (b)         196            348

  PRO TV
       Line of credit............................. (c)           -            502
       Long-term loan............................. (d)       1,827          2,838
       Overdraft Facility......................... (e)       2,477              -

  POP TV
       Long-term loan............................. (f)       4,124          4,446
       Capital lease, net of interest, and
       unsecured short-term loans.................             598            516
                                                        --------------  -------------
                                                            18,084         21,524
       Less current maturities....................        (10,006)        (6,409)
                                                        ==============  =============
                                                             8,078         15,115
                                                        ==============  =============

CME B.V.

         (a) On August 1, 1996, the Company entered into an agreement for the purchase of the 22% economic interest of Ceska Sporitelna Bank ("CS") and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price. Quarterly repayments are required in the amount of Kc 42,500,000 during the period from February 2000 through May 2002, and Kc 37,580,000 in August 2002. The loan bears interest at 12.9% per annum. In November 2000 the Company approached CS to seek a restructuring of the loan. The Company and CS have agreed that the Company would receive a principal repayment holiday until November 20, 2001. At that time, CS will review the financial condition of the Company to assess whether another annual principal repayment holiday is required. This agreement is subject to final documentation and approval.

         (b) The Company entered into a loan agreement on November 21, 1996 with Tele 59 to finance a loan to Tele 59 from SKB banka d.d. ("SKB"). The principal amount of the loan is DM 1,496,000 with principal repayments of DM 136,000 twice yearly. This loan matures in May 2004 and bears interest at 7.8% per annum.

PRO TV

         (c) This facility matured in June 2000.

         (d) The long-term loan, obtained from Tiriac Bank, has a maximum facility of $4,000,000. This facility matures in December 2002 and bears interest at a rate of 9.12% at December 31, 2000.

         (e) The overdraft facility, obtained from Tiriac Bank, has a maximum value of $3,000,000. This overdraft facility matures in October 2001 and bears interest at a rate of 9.44% at December 31, 2000.

POP TV

         (f) Multicurrency $5,000,000 loan agreement with Creditanstalt AG. This loan matures in May 2005 and has been drawn down in euros and bears interest at a rate of 3% over the LIBOR rate (7.00% at December 31, 2000) until the loan is equal to or less than $2,000,000 then the interest rate falls to 2% over the respective LIBOR rate. This credit agreement contains certain covenants with which the Company is not in compliance, but for which the Company has received a waiver.

         At December 31, 2000, maturities of debt are as follows:

                                              TOTAL
                                              $000
                                              ----
        2001..........................        10,006
        2002..........................         5,085
        2003..........................           868
        2004..........................         2,125
                                          ============
                                              18,084
                                          ============

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


                                          DOLLAR NOTE            DM NOTE
                                          REDEMPTION            REDEMPTION
                                             PRICE                PRICE
                                             -----                -----
    2001.............................     104.68750%           104.06250%
    2002.............................     102.34375%           102.03125%
    2003 and thereafter..............     100.00000%           100.00000%

         Interest is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1998. On October 20, 2000, the Company paid the August 15 installment after an agreement had been reached with a majority of noteholders and due to the payment delay penalty interest was incurred. Interest expense on the US dollar denominated Senior Notes and DM denominated Senior Notes for the year ending December 31, 2000 was $9,455,000 and DM 11,458,000 ($5,536,000), respectively. The Company made the semi-annual interest payment on the Senior Notes which was due on February 15, 2001.

         The indentures pursuant to which the Senior Notes were issued contain certain restrictive covenants, which among other things, restrict the ability of the Company and its subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) make certain investments and other restricted payments, (iv) enter into certain transactions with affiliates, (v) create liens, (vi) sell assets and also create restrictions on the ability of certain of its subsidiaries to make certain payments to the Company. Management believes that, as of December 31, 2000, the Company was in compliance with such restrictive covenants.

10. STOCK OPTION PLAN

         The Company adopted the 1995 Stock Option Plan in August 1995 and it was amended and restated in October 1999 ("Revised and Restated 95 Stock Option Plan"). Under the Revised and Restated 95 Stock Option Plan the Compensation Committee is authorized to grant options for up to 400,000 shares of the Company's Class A or Class B Common Stock. The maximum term of the options granted under the Stock Option Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Under the 1995 Amended Stock Option Plan, non-affiliated directors are automatically granted each year options to purchase 1,250 shares of Class A Common Stock or Class B Common Stock.

         Under the Revised and Restated 95 Stock Option Plan the option exercise price is either equal to or greater than the stock's market price on the date of grant. Options granted under the Revised and Restated 95 Stock Option Plan can have vesting periods of up to five years and expire, at the latest, after ten years.

         On September 18, 1998, the Company adopted the Stock Appreciation Rights Plan. This plan allows the company to grant up to 125,000 Stock Appreciation Rights (SARs). The SARs are subject to the same vesting and other general conditions as options granted under the Revised and Restated 95 Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which the CME stock price exceeds the exercise price at the time of exercise, if any, rather than purchase CME shares. No SARs were granted in the year ended December 31, 2000.

         A summary of the status of the Company's two stock option plans at December 31, 2000, 1999 and 1998 and changes during the years 2000, 1999 and 1998 is presented in the table and narrative below. The following table does not include the SARs and no compensation costs were required to be recognized in the current year.

                                   2000                                  1999                                  1998
                    -------------------------------     ---------------------------------     -----------------------------------
                                WTD.                                  WTD.                                 WTD.
                                AVG.                                  AVG.                                 AVG.
                              EXERCISE       OPTION                 EXERCISE       OPTION                EXERCISE       OPTION
                    SHARES     PRICE $       PRICE$       SHARES     PRICE $       PRICE        SHARES    PRICE $        PRICE
                  ---------  ----------    ------------  ---------  --------    -----------     -------  --------    ---------------
  Outstanding
  at start of
  year........    309,454     148.66        1.60-268.00    322,692   164.32     1.60-268.00     288,619   162.48       1.60-268.00
  Granted.....    173,250      11.88           11.88        61,250    79.05    6.688-104.00      72,500   162.24      91.52-196.48
  Exercised...          -          -               -        (4,500)    1.60         1.60        (16,719)   92.64       1.60-174.00
  Forfeited...   (237,705)    125.67        6.69-268.00    (69,988)  169.26     1.60-268.00     (21,708)  188.80     117.00-268.00
                 --------                                  --------                            ---------
  Outstanding
  at end of year  244,999      74.24        1.60-268.00    309,454   148.66     1.60-268.00     322,692   164.32       1.60-268.00
                 ========     ======        ===========    ========  =======   =============   ========= ========   ================

         At December 31, 2000, 1999 and 1998, 99,516, 283,423 and 205,484 shares were exercisable, respectively.

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

                                                                                   YEAR ENDED
                                                                                   DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       2000            1999           1998
                                                                       ----            ----           ----
                                                                       $000S          $000S           $000S

Net Loss from continuing operations                   As Reported    (37,498)        (83,076)       (43,582)
                                                        Pro Forma    (40,150)        (87,779)       (51,001)
Net Loss from discontinued operations                 As Reported           -         (6,794)       (81,670)
                                                        Pro Forma           -         (6,794)       (81,670)
Net Loss                                              As Reported    (37,498)        (89,870)      (125,252)
                                                        Pro Forma    (40,150)        (94,573)      (132,671)

Net Loss Per Common Share from ($)                    As Reported     (11.35)         (25.78)        (14.45)
  Continuing operations - basic and diluted             Pro Forma     (12.15)         (27.24)        (16.91)
Net Loss Per Common Share from ($)                    As Reported           -          (2.11)        (27.08)
  Discontinued operations - basic and diluted           Pro Forma           -          (2.11)        (27.08)
Total net Loss Per Common Share ($)                   As Reported     (11.35)         (27.89)        (41.53)
         Basic and Diluted.......................       Pro Forma     (12.15)         (29.34)        (43.99)


         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used.

         Expected dividends yield are assumed to be 0% for each grant; expected lives range from 4 to 5 years; expected stock price volatility of 178.91%, 110% and 59.14% for 2000, 1999 and 1998, respectively.


                                                                             AVERAGE
                            DATE OF OPTION GRANT                            RISK FREE
                                                                          INTEREST RATE
         -----------------------------------------------------------     -----------------

         From February 27, 1997 to March 8, 2000                                 5.80%

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

Financial Commitments -- Existing Entities

         The Company's existing operations will be self-supporting in terms of funding during 2001, with cash being available through local credit facilities and/or generated from operations.

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

         In October 1997, the Company, through CME Media Enterprises B.V., obtained leasehold rights for an approximate 12 year period to a 16.5 MHz transponder on the Eutelsat Hot Bird 5 satellite ("Hot Bird 5"), which launched in November 1998.The Company has paid a deposit of euro 475,000 ($446,000). The annual charge for the lease is euro 1,900,000. Provided that the contract does not terminate before the expiration date (October 2010), the deposit is repayable to the Company by deduction from the final three invoices.

Pledged Assets

         Enterprise Intermedia, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 as security for a bank loan given to Studio 1+1, a non-consolidated entity of the Studio 1+1 Group.

Licenses

         The Company has no reason to believe that the licenses for the television license companies will not be renewed. However, no statutory or regulatory presumption exists for the current license holders and there can be no assurance that licenses will be renewed upon expiration of their initial term. The failure of any such license to be renewed could adversely affect the results of the Company's operations. However, to date, licenses have been renewed in the ordinary course of business.


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

Foreign Exchange Contracts

         In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At December 31, 2000, there were no foreign exchange contracts outstanding.

Station Programming Rights Agreements

          The Company had programming rights commitments for $4,555,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 2000.

Lease Commitments

         For the fiscal years ended December 31, 2000, 1999 and 1998, the Company paid aggregate rent on all facilities of $1,178,000, $1,972,000 and $1,937,000, respectively. Future minimum lease payments at December 31, 2000 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

                                                           AT DECEMBER 31,
                                                                2000
                                                      -----------------------
                                                                $000S
                  2001.............................             1,164
                  2002.............................               962
                  2003.............................             1,150
                  2004.............................             1,133
                  2005.............................             1,112
                  2006 and thereafter..............             5,160
                                                      -----------------------
                                                               10,681
                                                      =======================

12. RELATED PARTY TRANSACTIONS

         Related party transactions involve transactions between the Company and its stations, shareholders and partners and transactions between the stations and their shareholders and partners.

CONSOLIDATED BALANCE SHEET ITEMS

                                                                    AS OF
                                                                  DECEMBER 31,
                                                            ------------------------
                                                             2000          1999
                                                             ----          ----
 Advances to Affiliates                                      $000          $000

      Amounts due from Unconsolidated Affiliates
           Markiza TV................................         3,000        6,321

      Advances to Affiliates
           Innova/Studio 1 + 1.......................             -        8,150
           POP TV....................................           916          872
           PRO TV....................................         2,316        1,626
           Media Vision..............................            90            -
           Video Vision..............................         1,480            -
           CNTS......................................           352            -
           Adrian Sarbu..............................             -        2,561
           Alexander Rodnyansky......................         1,000          900
           Other.....................................          (73)           77
                                                            -----------  -----------
                                                      Total   9,081       20,507
                                                            ===========  ===========

Loans to Affiliates

  Amounts due from Unconsolidated Affiliates
       Markiza TV...............................            2,341            -

  Loans to Unconsolidated Affiliates
       Innova/Studio 1 + 1 .....................            6,077            -
       Adrian Sarbu.............................            1,259            -
       Intermedia...............................            1,302            -
       Alexander Rodnyansky.....................            3,850        4,100
       Markiza TV...............................              777          777
       Other....................................                -          (14)
                                                        ------------- ----------
                                                 Total     15,606        4,863
                                                        ============= ==========

    Advance From Affiliates

         Advances From Affiliates
               Marjan Jurenec..............              13            12
               MMTV........................             244           325
               Tele 59.....................              53            10
               Pro TV......................             966           548
               Media Vision................             775             -
               Video Vision................             190             -
               Innova/Studio 1+1...........               -           133
                                                 --------------- -------------
                                          Total       2,241         1,028
                                                 =============== =============

         The Company from time to time enters into transactions with entities controlled wholly or in part by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors. The Company's management believes that these transactions were on a basis which approximates an arm's-length value.

CONSOLIDATED STATEMENTS OF OPERATIONS ITEMS
                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                         2000     1999     1998
                                                         ----     ----     ----
                                                         $000     $000     $000
Corporate Operating Costs and Development Expenses
    Shareholder controlled affiliates..................   246      386      364


13. SUMMARY FINANCIAL INFORMATION FOR MARKIZA TV

                                               DECEMBER 31,        DECEMBER 31,
                                                 2000                   1999
                                            -------------------  ---------------
                                                MARKIZA TV           MARKIZA TV
                                            -------------------  ---------------
                                                   $000S               $000S
                                                   -----               -----
Current assets.................................      13,206              16,303
Non-current assets.............................      10,567              15,864
Current liabilities............................     (12,432)            (16,354)
Non-current liabilities........................      (1,121)               (835)
                                                ------------          ----------
Net assets.....................................      10,220              14,978
                                                ============          ==========

                                    FOR THE YEARS ENDED
                                DECEMBER 31,        DECEMBER 31,
                                    2000                  1999
                                 MARKIZA TV           MARKIZA TV
                                   $000S                $000S
                                   -----                -----
Net revenues                       33,155               32,217
Operating loss                    (1,273)              (2,767)
Net loss                          (3,154)              (7,613)

         The Company's share of the income/(losses) in Unconsolidated Affiliates (after inter-company eliminations) for 2000 was $(1,773,000) for Markiza TV and $1,259,000 for certain entities of the Studio 1+1 Group.

14.       SEGMENT DATA

         The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of PRO TV (Romania), Markiza TV (Slovakia), POP TV and Kanal A (Slovenia), the Studio 1+1 Group (Ukraine) and CNTS (Czech Republic). Each operating segment provides products and services as further described below.

         The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. Summary information by segment as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:


                          SEGMENT FINANCIAL INFORMATION

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                                          ($000S)
                                         --------------------------------- ----------------------------------------
                                                   NET REVENUES                            EBITDA
                                         --------------------------------- ----------------------------------------
              STATION                      2000        1999       1998         2000           1999        1998
              -------                      ----        ----       ----         ----           ----        ----

     PRO TV ...........................     39,591      40,627     41,937         1,564        (2,987)      (1,916)
     POP TV ...........................     21,651      23,347     22,122         4,954         4,655         (709)
     Kanal A...........................      2,517           -          -         1,070             -            -
     Studio 1+1........................(1)   9,795      11,976          -        (1,369)       (2,922)           -
     CNTS..............................(2)   3,257      53,363    108,826        (1,933)      (13,038)      54,886
     Other Operations..................          2          10      1,406           (29)          (21)        (514)
                                         ----------  ---------- ---------- -------------  -------------------------
Total Consolidated Operations               76,813     129,323    174,291         4,257       (14,313)      51,747

     Studio 1+1 Group..................          -           -     23,598             -             -       (1,947)
     Markiza TV........................     33,155      32,217     37,793         4,368         2,739        2,583
                                         ----------  ---------- ---------- -------------  -------------  ----------
Total Unconsolidated Operations             33,155      32,217     61,391         4,368         2,739          636
                                         ----------  ---------- ---------- -------------  -------------  ----------
Total Operations......................     109,968     161,540    235,682         8,625       (11,574)      52,383
                                         ==========  ========== ========== =============  =============  ==========

RECONCILIATION TO CONSOLIDATED STATEMENTS OF OPERATIONS:

CONSOLIDATED OPERATIONS                      $4,257   $ (14,313)   $ 51,747

     Intercompany elimination                     -           -         636
     Station depreciation                   (24,654)    (21,667)    (16,178)
     Corporate expenses                     (13,087)    (67,844)    (35,828)

OPERATING (LOSS)/INCOME FROM
         CONTINUING OPERATIONS:            $(33,484)  $(103,824)       $377

(1) Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues for the year ended December 31, 2000 and 1999 differ by $7,369,000 and $2,525,000, respectively and amounts shown in the table above for EBITDA for the year ended December 31, 2000 and 1999 differ by $2,144,000 and $(5,521,000), respectively, from similar information shown in Selected Combined Financial Information in Part II,
     Item 7. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 7.

(2) CNTS ceased broadcast operations during 1999. See Part I, Item 1 "Status of Nova Dispute" for a further discussion on Nova TV and the on-going dispute between CNTS and CET.

15. SALE OF INVESTMENT IN ITI NOTE

         On February 21, 2000, the Company and SBS entered into an option agreement with respect to the ITI Note (the "ITI Note Option Agreement"). The ITI Note was acquired by the Company in connection with the sale of its interest in the TVN television operations in Poland to International Trading and Investments Holding S.A. ("ITI") in December 1998. The ITI Note is in the principal amount of $40,000,000, bears interest at a rate of 5% per annum, matures on December 10, 2001 and was originally recorded by the Company at its present value of approximately $20,000,000. On June 29, 2000, SBS exercised its call option on the ITI Note for $37,250,000 plus accrued interest. This resulted in a gain of $17,186,000.


16. KANAL A PURCHASE

         On October 11, 2000, the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A, for $12,500,000 plus the value of the net current assets and net programming assets of Kanal A, which are subject to final determination. Kanal A is the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company until the Slovene media law is clarified or until the Company determines final ownership. This resulted in goodwill of $14,051,000 which is to be written off over nine and a half years, being the length of the primary license.

         Supplemental pro forma information showing the results for the Company as if Kanal A had been consolidated as of the beginning of 2000 are as follows:


                                     CME as reported        Kanal A        Acquisition    CME including
                                       Year Ended         January 1-       Adjustments     Kanal A for
                                    December 31, 2000  October 10, 2000                   full Year 2000
                                   -----------------------------------------------------------------------
                                        $000's             $000's           $000's            $000's
                                        ------             ------           ------            ------
NET REVENUE                             76,813             5,399                -            82,212

INCOME BEFORE EXTRAORDINARY ITEMS      (37,498)           (6,929)            (152)          (44,579)


NET INCOME                             (37,498)           (6,929)            (152)          (44,579)

LOSS PER SHARE (ACTUAL)                 (11.35)            (2.10)           (0.04)           (13.49)


         Kanal A's results for the year 1999 were not material.


17. SUBSEQUENT EVENTS

International Chamber of Commerce Court of Arbitration Award

         On February 9, 2001, the ICC Arbitration Tribunal issued a final award, finding that Dr. Zelezny had breached the share purchase agreement through his actions in relation to AQS and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. The Tribunal ordered the Company to return the Nova Consulting shares to Dr. Zelezny, but only after receipt of the money owed by Dr. Zelezny. The Tribunal also rejected Dr. Zelezny's claim for the balance of the purchase price. Dr. Zelezny has not yet complied with the award. The Company is taking all steps possible to enforce the award and will continue to do so until the award is satisfied. There can be no assurance that the Company will be able to collect all or any significant part of the award of $27,100,000 plus the accrued interest.

Czech Tax Issue

         CNTS has been the subject of a VAT inspection by the Czech Republic tax authorities for the years 1997 and 1998. As a result of this inspection the Czech tax authorities had levied an assessment seeking VAT payments of Kc232,777,000 ($6,156,000). The Czech authorities asserted that CNTS was providing certain services to CET and that these services should have been subject to VAT. On February 28, 2001, CNTS received notification from the Czech Republic tax authorities that all tax investigations and assessments had been cancelled.

         The Czech tax authorities had previously frozen CNTS' 1998 and 1999 income tax prepayments in the amount of Kc281,790,000 ($7,452,000). These income tax prepayments were returned to CNTS on February 20, 2001.

Video International Agreement

         An agreement has been signed to transfer UAH's 50% interest in Prioritet to Video International ("VI"), a Russian based company. This transfer forms part of an overall agreement signed with VI on March 14, 2001, for VI to sell advertising for Studio 1+1 on an exclusive basis up until the end of the broadcasting license in 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" in the Company's Proxy Statement for the 2001 Annual General Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 2001 Annual General Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2001 Annual General Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2001 Annual General Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) The following Financial Statements of the Company are included in Part II, Item 8 of this Report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

3.02 -- Bye-Laws of Central European Media Enterprises Ltd., as amended, dated as of May 25, 2000.

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

4.02* -- Specimen Note for 9 3/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997)

4.03* -- Specimen Note for 8 1/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997)

4.04* -- Form of Indenture for 9 3/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997)

4.05* -- Form of Indenture for 8 1/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997)

10.01+*-- Central European Media Enterprises Ltd. 1995 Stock Option Plan, as amended and restated to September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.02* -- Memorandum of Association and Investment Agreement by and between CME
          Czech Republic B.V. and CET 21 spol s.r.o dated May 4, 1993 and as amended (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1998)

10.03* -- Credit Agreement between Ceska Sporitelna, a.s. and Ceska Nezavisla
          Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit
          10.16 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

10.04* -- Partnership Agreement of Produkcija Plus d.o.o. Ljubljana, dated
          February 10, 1995 among CME Media Enterprises B.V., Boutique MMTV d.o.o. Ljubljana, and Tele 59 d.o.o. Maribor. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.05* -- Letter Agreement, dated March 23, 1995, among, Kanal A, Boutique MMTV d.o.o. Ljubljana, Tele 59 d.o.o. Maribor, Euro 3 and Baring Communications Equity as advisor to Baring Communications Equity Limited, regarding Produkcija Plus d.o.o. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.06*-- Credit Agreement, dated as of November 14, 1994, between Ceska Sportelma, a.s. and Ceska Nezavisla Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.07*-- Contract for Space Segment Service dated June 9, 1995, between British Telecommunications plc ('BT') and CME Programming Services, Inc. for the provision of programming transmission services by BT and the payment thereon (incorporated by reference to Exhibit 10.25A to the Company's Report on Form 10-Q for the quarterly period ended June 30,
          1995).

10.07A*-- Guarantee by Central European Media Enterprises Ltd. in respect of obligations due to British Telecommunications plc by CME Programming Services, Inc. dated June 9, 1995 (incorporated by reference to
          Exhibit 10.25B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.08*-- Cooperation Agreement among CME Media Enterprises B.V., Ion Tiriac and Adrian Sarbu (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No.33- 96900 on Form S-1 filed September 13, 1995).

10.09*-- Preliminary Agreement, dated June 12, 1995, between CME Media Enterprises B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-96900 on Form S-1, filed September 13, 1995).

10.09A*-- Memorandum of Association between CME Media Enterprises, B.V. and
          Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.09B*-- Articles of Association of Slovenska Televizna Spolocnost, s.r.o.
          founded by CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28B to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18,
          1995).

10.10*-- Contract of Sale, dated July 7, 1995 between In Razvoj in Svetovanje d.o.o. Ljubljana and Produkcija Plus d.o.o. Ljubljana and Central European Media Enterprises Group (incorporated by reference to Exhibit
          10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.11*-- Loan Agreement, dated December 4, 1995, between CME Media Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit
          10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.12*-- Transfer Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.03 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.12A*-- Annex to Transfer Agreement between Ceska Sporitelna and CME BV
          (incorporated by reference to Exhibit 10.04 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.13*-- Loan Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.05 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.14*-- Agreement on a Future Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.06 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.15*-- Loan Agreement between Vladimir Zelezny and CME dated August 1, 1996 (incorporated by reference to Exhibit 10.01 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.15A*-- Amendment to the Loan Agreement of August 1, 1996 and agreements referred to as Security Documents between Vladimir Zelezny and CME, dated as of March 11, 1997 (incorporated by reference to Exhibit 10.38A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.16*-- Ronald S. Lauder Warrant for the Purchase of Shares, dated October 2, 1996 (incorporated by reference to Exhibit 10.03 to the Company's Report on Form 10-Q for the quarterly period ended September 30,
          1996).

10.17*-- Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in English, dated October 25, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.18*-- Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German, dated October 25, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.19*-- Poland Street Lease Agreement, dated April 2, 1996 (incorporated by reference to Exhibit 10.18 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.20*-- Share Purchase Agreement between Ceska Sporitelna a.s. and CME Media Enterprises B.V., dated December 12, 1996 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.21*-- Agreement on Assignment of Claim between Ceska Sporitelna, a.s. and CME Media Enterprises B.V., dated December 12, 1996 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.22*-- Assignment of Shares Agreement between Balaclava B.V., Adrian Sarbu (as shareholders of PRO TV Ltd.), CME Media Enterprises B.V., Grigoruta Roxana Dorina and Petrovici Liana, dated December 6, 1996 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.23*-- Net Reimbursement Agreement by and among International Teleservices Limited, International Media Services, Limited and Limited Liability Company 'Prioritet', dated February 13, 1997 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.24*-- Agreement by and between International Media Services Ltd and Innova Film GmbH, dated January 23, 1997 (incorporated by reference to
          Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.25*-- Amended and Restated Charter of the Enterprise 'Inter-Media', dated January 23, 1997 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.26*-- Amended and Restated Charter of the Broadcasting Company 'Studio 1+1', dated January 23, 1997 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.27*-- Amended and Restated Foundation Agreement on the Establishment and Operation of the Broadcasting Company 'Studio 1+1,' dated January 23, 1997 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1996).

10.28*-- Protocol of the Participants' Assembly of the Broadcasting Company 'Studio 1+1,' dated January 23, 1997 (incorporated by reference to
          Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.29*-- Marketing, Advertising and Sales Agreement by and between International Media Services Ltd and Innova Film GmbH, dated January 23, 1997

          (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.29A*-- Amendment Agreement to Marketing, Advertising and Sales Agreement between Innova Film GmbH and International Media Services Limited, dated May 7, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.30*-- Marketing and Sales Agreement by and between International Media Services Ltd. and Prioritet, dated January 23, 1997 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.30A*-- Termination Agreement between International Media Services Ltd. and
          Prioritet, dated May 7, 1997 (incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.31*-- IMS Advertising Service Agreement between International Media Services Ltd. and Limited Liability Company --Prioritet--, dated May 7, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.32*-- Advertising Consultancy Agreement between Intermedia and Limited Liability Company --Prioritet--, dated May 7, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.33*-- Contract on Purchase of Real Estate between Central European Development Corporation Praha, spol s.r.o. and Ceska Nezavisla Televizni Spolecnost, spol. s.r.o., dated May 21, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.34+*-- Employment Agreement between CME Development Corporation and Fred
          Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.34A+*--Amendment No. 1 to Employment Agreement between CME Development
          Corporation and Fred Klinkhammer, dated as of March 23, 1999 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.35+*-- Employment Agreement between Central European Media Enterprises Ltd.
          and Fred Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.35A+*--Amendment No. 1 to Employment Agreement between Central European Media
          Enterprises Ltd. and Fred Klinkhammer, dated as of March 23, 1999 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.36*-- Sale and Purchase Agreement, dated December 10, 1998, between Central European Media Enterprise Ltd. and International Trading and Investments Holding S.A. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 28, 1998)

10.37+*-- Central European Media Enterprises Ltd. Stock Appreciation Rights
          Plan, effective as of September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.38+*-- Central European Media Enterprises Ltd. Director, Officer and Senior
          Executive Co-Investment Plan, effective as of June 5, 1998 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.39*-- Contract on cooperation in ensuring service for television broadcasting between Ceska Nezavisla Televizni Spolecnost, spol. s.r.o. and CET 21, spol. s.r.o. dated May 21, 1997 and Supplement dated May 21, 1997 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.40*-- Employment Agreement between Central European Media Enterprises Ltd. and John Schwallie dated August 1, 1999 (incorporated by reference to
          Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.41*-- Employment Agreement between CME Development Corporation and John Schwallie dated August 1, 1999 (incorporated by reference to Exhibit
          10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.42*-- Share Purchase Agreement between SBS Magyarorszagi Befektetesi Kft and CME Hungary B.V. dated February 21, 2000 (incorporated by reference to
          Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.43*-- Quota Purchase Agreement between SBS Magyarorszagi Befektetesi Kft and CME Hungary B.V. dated February 21, 2000 (incorporated by reference to
          Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.44* --  Option Agreement between SBS Broadcasting S.A. and Central European
          Media Enterprises Ltd. dated February 21, 2000 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.45+-- Employment Agreement between Central European Media Enterprises Ltd. and Mark J. L. Wyllie dated July 26, 2000

10.46 --  Aldwych House Lease Agreement, dated September 29, 2000

10.47x-- Advertising Sales Agency Agreement between Studio 1+1 and Servland Continental S.A. dated March 14, 2001

21.01 --  List of subsidiaries.

23.01 --  Consent of Arthur Andersen

24.01 -- Power of Attorney, dated as of March 9, 2001, authorizing Fred T. Klinkhammer and Mark J. L. Wyllie as attorney for Ronald S. Lauder, Fred T. Klinkhammer, Jacob Z. Schuster, Marie-Monique Steckel, Nicolas
          G. Trollope, Alfred W. Langer and Mark J. L. Wyllie.


      * --      Previously filed exhibits
      + --      Exhibit is a management contract or compensatory plan
      x --      Confidential  Treatment has been requested with respect to certain information  contained in this Exhibit

      (b)--            Current Reports on Form 8-K: None

      (c)-- Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

      (d)-- Report of Independent Public Accountants on Schedule II -- Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   Central European Media Enterprises Ltd.

                                           By:      /s/ Mark J. L. Wyllie
                                              ---------------------------------
                                                 Mark J. L. Wyllie
                                                 Vice President - Finance

                                                March 15, 2001

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             Signature                             Title                           Date
             ---------                             -----                           ----
         *
----------------------------
Ronald S. Lauder                    Chairman of the Board of Directors          March 15, 2001


/s/ Frederic T. Klinkhammer
----------------------------
Frederic T. Klinkhammer             President, Chief Executive Officer and      March 15, 2001
                                    Director (Principal Executive Officer)

/s/ Mark J. L. Wyllie
----------------------------
Mark J. L. Wyllie                   Vice President - Finance                    March 15, 2001
                                    (Principal Financial Officer
                                    and Principal Accounting Officer)
         *
----------------------------
Nicolas G. Trollope                 Vice President, Secretary and Director      March 15, 2001


         *
----------------------------
Jacob Z. Schuster                   Director                                    March 15, 2001


         *
----------------------------
Marie-Monique Steckel               Director                                    March 15, 2001


         *
----------------------------
Alfred W. Langer                    Director                                    March 15, 2001



         * By:    /s/ Mark J. L. Wyllie
                  ----------------------------
                  Mark J. L. Wyllie
                  Attorney-in-fact

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule:.....................S-2
Schedule II:  Schedule of Valuation Allowances............................S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

         To:  Central European Media Enterprises Ltd.:

         We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Central European Media Enterprises Ltd. included in this filing and have issued our report thereon dated March 15, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     Arthur Andersen

Hamilton, Bermuda
March 15, 2001

                                   SCHEDULE II

                        SCHEDULE OF VALUATION ALLOWANCES
                                      $000S


                                      BALANCE AT      CHARGED TO    CHARGED TO                  BALANCE AT
                                      JANUARY 1,      COSTS AND       OTHER                      DECEMBER
                                         2000          EXPENSES      ACCOUNTS     DEDUCTIONS     31, 2000
                                      -----------    ------------  -----------  -------------  -------------
Bad debt provision (1)............         3,221           419          (47)          (53)         3,540
Development costs.................         3,754            --            --            --         3,754

                                       BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                       JANUARY 1,     COSTS AND      OTHER                      DECEMBER
                                         1999         EXPENSES      ACCOUNTS     DEDUCTIONS     31, 1999
                                      -----------    ------------  -----------  -------------  -------------
Bad debt provision................         3,193           367          (33)         (930)         2,597
Development costs.................         3,487           267            --            --         3,754
Restructuring costs...............           510            --            --         (510)            --

                                       BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                       JANUARY 1,    COSTS AND       OTHER                      DECEMBER
                                          1998        EXPENSES      ACCOUNTS     DEDUCTIONS     31, 1998
                                      -----------    ------------  -----------  -------------  -------------
Bad debt provision................         3,494         (194)         (500)          393          3,193
Development costs.................         3,213           274            --           --          3,487
Restructuring costs...............            --         2,552            --       (2,042)           510


(1) This includes $624 of bad debt provision that was recorded on Kanal A's books on the acquisition date of October 11, 2000.