Form 10-Q
period 2001-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2001-05-11
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Class Outstanding as of May 4, 2001

Class A Common Stock, par value $0.08 2,313,346

Class B Common Stock, par value $0.08 991,842

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2001

INDEX

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)
ASSETS	March 31, 2001	December 31, 2000
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents........................................................................	$ 36,287	$ 37,510
Restricted cash........................................................................................	1,390	1,527
Accounts receivable (net of allowances of $4,071, $3,539)..............................	18,860	23,785
Program rights costs.................................................................................	6,101	7,090
Advances to affiliates.................................................................................	7,887	9,081
Income taxes receivable...........................................................................	-	7,452
Other short-term assets...........................................................................	5,467	5,221
Total current assets............................................................................	75,992	91,666
Investments in unconsolidated affiliates......................................................	19,712	20,428
Loans to affiliates....................................................................................	15,344	15,606
Property, plant and equipment (net of depreciation of $63,767, $63,343).........	30,212	32,824
Program rights costs.................................................................................	6,010	6,305
License costs and other intangibles (net of amortization of $6,776, $6,609)......	1,888	2,158
Goodwill (net of amortization of $85,285, $84,530).........................................	19,207	20,909
Deferred tax asset.....................................................................................	175	175
Other assets..........................................................................................	6,863	7,028
Total assets.......................................................................................	$ 175,403	$ 197,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.......................................................	$ 43,332	$ 50,799
Duties and other taxes payable..................................................................	11,514	11,421
Income taxes payable...............................................................................	469	374
Current portion of credit facilities and obligations under capital leases............	10,420	10,006
Investments payable.................................................................................	1,256	6,444
Advances from affiliates...........................................................................	2,104	2,241
Total current liabilities.........................................................................	69,095	81,285
Long-term portion of credit facilities and obligations under capital leases.........	7,558	8,078
$100,000,000 9 3/8 % Senior Notes due 2004.............................................	99,925	99,920
DM 140,000,000 8 1/8 % Senior Notes due 2004..........................................	63,130	67,034
Other liabilities.......................................................................................	5,648	6,493
Minority interests in consolidated subsidiaries..............................................	100	167
Commitments and Contingencies
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at March 31, 2001 and December 31, 2000; issued and outstanding : 2,313,346 at March 31, 2001 and December 31, 2000............	185	185
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at March 31, 2001 and December 31, 2000; issued and outstanding : 991,842 at March 31, 2001 and December 31, 2000.................	79	79
Additional paid-in capital...........................................................................	356,385	356,385
Accumulated deficit..................................................................................	(419,002)	(415,716)
Accumulated other comprehensive loss........................................................	(7,700)	(6,811)
Total shareholders' deficit....................................................................	(70,053)	(65,878)
Total liabilities and shareholders' deficit.....................................................	$ 175,403	$ 197,099

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data)

(Unaudited)
	For the three months ended March 31,
	2001	2000

Gross revenues..................................................................	$ 19,327	$ 18,647
Discounts and agency commissions...................................	(3,322)	(3,277)
Net revenues....................................................................	16,005	15,370
STATION EXPENSES:
Other operating costs and expenses..................................	8,924	8,780
Amortization of programming rights..................................	4,710	4,423
Depreciation of station fixed assets and other intangibles	3,071	4,811
Total station operating costs and expenses......................	16,705	18,014
Selling, general and administrative expenses...................	4,572	4,348
CORPORATE EXPENSES:
Corporate operating costs and development expenses......	2,281	2,322
Amortization of goodwill..................................................	353	418
Operating loss...................................................................	(7,906)	(9,732)
Equity in income / (loss) of unconsolidated affiliates (Note 5)............................................................................	329	(1,231)
Equity in income/(loss) of unconsolidated affiliates (Note 4)..........................................................................	329	(1,231)
Net interest and other expense.........................................	(2,619)	(3,704)
Foreign currency exchange gain, net...............................	1,815	958
Gain on discharge of obligation........................................	5,188	-
Loss before provision for income taxes, minority interest	(3,193)	(13,709)
(Provision for)/recovery of income taxes.............................	(156)	18
Loss before minority interest..............................................	(3,349)	(13,691)
Minority interest in loss of consolidated subsidiaries..........	63	22
Net Loss...........................................................................	$ (3,286)	$ (13,669)
PER SHARE DATA:
Basic and diluted net loss per share (Note 6):	$ (0.92)	$ (4.14)
Basic and diluted net loss per share (Note 5):	$ (0.99)	$ (4.14)
Weighted average common shares used in computing per share amounts:
Basic and Diluted............................................................	3,305	3,305

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(US$000s)

(Unaudited)
	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Capital Surplus	Accumulated (Deficit) (a)	Accumulated Other Comprehensive Income/(Loss) (b)	Total Shareholders' (Deficit)
BALANCE, December 31, 2000		185	79	356,385	(415,716)	(6,811)	(65,878)
Comprehensive income/(loss):
Net loss.............	(3,286)				(3,286)		(3,286)
Other comprehensive income:
Unrealized translation adjustments	(889)					(889)	(889)
Comprehensive loss.......	(4,175)
BALANCE, March 31, 2001		185	79	356,385	(419,002)	(7,700)	(70,053)

  Of the accumulated deficit of $419,002 at March 31, 2001, $97,220 represents accumulated losses in unconsolidated affiliates.
  Represents foreign currency translation adjustments.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s)

(Unaudited)
For the three months ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............ ....................................................................................	$ (3,286)	$ (13,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (loss)/income of unconsolidated affiliates..............................	(329)	1,231
Depreciation and amortization ............................................................	9,108	10,089
Gain on discharge of obligation..........................................................	(5,188)	-
Minority interest in loss of consolidated subsidiaries.............................	(63)	(22)
Foreign currency exchange gain, net...................................................	(1,815)	(958)
Accounts receivable............................................................................	3,554	2,838
Cash paid for program rights.................................................................	(3,824)	(4,067)
Advances to affiliates ................... .....................................................	1,194	375
Other short-term assets..........................................................................	6,566	(963)
Accounts payable and accrued liabilities.............................................	(7,647)	(5,640)
Income and other taxes payable..........................................................	228	(1,224)
Net cash used in operating activities....................................................	(1,502)	(12,010)
CASH FLOWS FROM INVESTING ACTIVITIES:
Other investments.................................................................................	-	(24)
Cash proceeds from disposal of discontinued operations......................	-	4,416
Restricted cash.....................................................................................	67	(112)
Acquisition of fixed assets....................................................................	(299)	(131)
Loans and advances to affiliates..........................................................	261	150
Payments for license costs, other assets and intangibles......................	(40)	(53)
Net cash (used in)/provided by investing activities................................	(11)	4,246
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities and payments under capital leases..............................	465	(1,890)
Other long-term liabilities....................................................................	-	3
Net cash provided by/(used in) financing activities...............................	465	(1,887)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH................	(175)	(695)
Net decrease in cash and cash equivalents.........................................	(1,223)	(10,346)
CASH AND CASH EQUIVALENTS, beginning of period.......................	37,510	36,990
CASH AND CASH EQUIVALENTS, end of period................................	$ 36,287	$ 26,644

Supplemental information:
Cash paid for :
Interest...........................................................................	$ 7,801	$ 9,172
Income taxes (net of refunds)................................................................	$ (7,188)	$ 0

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

March 31, 2001

1. Basis of Presentation

Central European Media Enterprises Ltd. ("CME") is a Bermuda corporation that invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. All references to the "Company" include CME and its direct and indirect Subsidiaries, and all references to "Subsidiaries" include each corporation or partnership in which CME has a direct or indirect equity or voting interest.

These interim statements for the three months ended March 31, 2001 should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's December 31, 2000, audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the SEC on March 15, 2001. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation in conformity with Generally Accepted Accounting Principles ("GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of the following entities (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable: Romania (PRO TV, Media Vision and Video Vision); Slovenia (POP TV and Kanal A), Ukraine (the Studio 1+1 Group), and the Czech Republic (CNTS). The results of operations in the Slovak Republic (Markiza TV) and certain entities in Ukraine (the Studio 1+1 Group) (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method of accounting.

Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service companies which provide programming, advertising and other services to the license holding companies. References to PRO TV, POP TV, Kanal A, Markiza TV and the Studio 1+1 Group in this report may be to either the license company or the service companies or both, as the case may be.

The following table sets forth licence expiration dates as well as certain data regarding the Company's voting interest in each license and service company.
Country	License Expiration	TV License Company	CME Voting Interest	TV Services Company	CME Voting Interest
Romania........	2003 -2008	Pro TV S.R.L............	49%	MPI..................	66%
		Media Pro S.R.L........	0% (1)
Slovenia.........	2003 -2007	Tele 59.....................	10%	Pro Plus............	78%
		MMTV...................	10%
Slovenia.........	2003 -2010	Kanal A..................	90%	Kanal A.............	90%
Slovak Republic	2007	Markiza-Slovakia s.r.o.	0%	STS.................	49%
Ukraine.........	2006	Studio 1+1...............	18%	Innova, IMS, UAH	60%
(1) The Company's voting interest is 44% as of May 4, 2001

Romania

The Company's interest in PRO TV is governed by a Co-operation Agreement among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa are operated. The Company owns 49% of the equity of PRO TV, SRL which holds 20 of the 23 licenses for the stations which comprise the PRO TV and Acasa network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned by Messrs. Sarbu and Tiriac. On May 3, 2001, the Company closed the transaction pursuant to which it exercised its option to purchase 44% of the equity of Media Pro SRL for $1,235,000 and become a shareholder.

Slovenia

The Company's interest in POP TV is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana and Tele 59 d.o.o. Maribor, forming Produkcija Plus d.o.o. ("Pro Plus"). On October 11, 2000, the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A, the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the shares of Superplus in trust for the Company until the Slovene media law is clarified or until the Company determines final ownership. Pro Plus has entered into an agreement with Kanal A, effective January 1, 2001, under which Pro Plus provides all programming to Kanal A and sells its advertising.

The Company's interests in POP TV and Kanal A have not materially changed since the Company filed its Annual Report on Form 10-K with the SEC on March 15, 2001.

Slovak Republic

The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 between the Company and Markiza-Slovakia s.r.o. forming Slovenska Televizna Spolocnost, s.r.o. No material changes with respect to the Company's interest in Markiza TV have occurred since the Company filed its Annual Report on Form 10-K with the SEC on March 15, 2001. In April 2001, Pavol Rusko, the controlling shareholder in Markiza TV, launched the New Alliance of Citizens ("ANO") political party. Mr. Rusko has publicly stated that Markiza TV will not be used to further the ambitions of the ANO. However, should any political activity by Mr. Rusko result in the Slovakian Media Council withdrawing the Markiza licence, it is likely the Company's results of operations and financial position would be adversely affected.

Ukraine

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova"), Ukraine Advertising Holding B.V. ("UAH") and International Media Services ("IMS"). Innova holds 100% of Intermedia, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1, the license holding company in the Ukraine. No material changes with respect to the Company's equity interest in the Studio 1+1 Group have occurred since the Company filed its Annual Report on Form 10-K with the SEC on March 15, 2001.

As described in the Company's Annual Report on Form 10-K, on January 1, 2001, Innova, IMS, Intermedia and UAH have entered into an agreement with Video International, a Russian based company to sell advertising for Studio 1+1 on an exclusive basis until the expiration of the broadcasting license in 2006.

Czech Republic

The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CET 21, spol. s.r.o. ("CET") holds a terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided television programming and other services to CET, which broadcasted the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. For further information on the dispute between CNTS and CET see Part II, Item 1, "Legal Proceedings".

2. New Accounting Standards

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

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133", which was issued in June 1999, SFAS No. 133 became effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for CME).

The Company occasionally enters into forward foreign exchange contracts. As of January 1, 2001, the Company adopted SFAS No. 133. No material impact resulted.

3. Segment Data

The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Romania (PRO TV, Media Vision and Video Vision), Slovak Republic (Markiza TV), Slovenia (POP TV and Kanal A), Ukraine (the Studio 1+1 Group) and the Czech Republic (CNTS). Each operating segment provides products and services as further described below.

The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest andEBITDA. See Part I, Item 2, 'Management's Discussion and Analysis of foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations.Financial Condition and Results of Operations" for more detail on EBITDA. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. Summary information by segment as of and for the three months ended March 31, 2001 and 2000 is as follows:

	SEGMENT FINANCIAL INFORMATION
	For the three months ended March 31,
	(US $000s)
	Net Revenues		EBITDA
	2001	2000	2001	2000
Station
Romania (1)	6,850	8,424	(2,380)	(1,063)
Slovak Republic (Markiza TV)	6,844	7,097	35	37
Slovenia (POP TV and Kanal A) (2)	5,885	4,110	669	231
Ukraine (Studio 1+1 Group)	4,482	3,525	883	(451)
Total Combined Operations	24,421	23,156	(793)	(1,246)
Reconciliation to Consolidated Statement of Operations
Other Consolidated Entities :
Czech Republic (CNTS) (3)	586	385	(353)	(1,186)
Corporate Expenses			(2,634)	(2,740)
Unconsolidated Affiliates :
Ukraine (Studio 1+1 Group)	(2,158)	(1,076)	(1,020)	288
Slovak Republic (Markiza TV)	(6,844)	(7,097)	(35)	(37)
Other Operations (Hungary)	-	2	-	-
Station depreciation			(3,071)	(4,811)
Net Revenue / Operating Loss	16,005	15,370	(7,906)	(9,732)

  Romanian entities consist of PRO TV, Media Vision and Video Vision.

  The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the three months ended March 31, 2000 only represent results for POP TV.

  As a result of the dispute between CNTS and CET (see Part II, Item 1, 'Legal Proceedings'), the Company does not view its business in the Czech Republic as long-term.

  These differences relate to the use of consolidated numbers in the Consolidated Statement of Operations and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in the Selected Combined Financial Information in Item 2.

  Summary Financial Information for Markiza TV

	March 31, 2001	December 31, 2000
	Markiza TV	Markiza TV
	$000's	$000's
Current assets.......................	13,023	13,206
Non-current assets.................	9,734	10,567
Current liabilities..................	(12,712)	(12,432)
Non-current liabilities.............	(1,057)	(1,121)
Net assets.................................	8,988	10,220

	For the three months ended,
	March 31, 2001	March 31, 2000
	Markiza TV	Markiza TV
	$000's	$000's
Net revenues........................	6,844	7,097
Operating loss.......................	(535)	(1,165)
Net loss.............................	(885)	(1,567)

The Company's share of income/(loss) in Unconsolidated Affiliates (after intercompany eliminations) for the three months ended March 31, 2001 was $850,000 for certain entities of the Studio 1+1 Group and $(521,000) for Markiza TV.

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
	For the Three Months Ended March 31,
	Net Loss		Common Shares		Net Loss per Common Share
	2001	2000	2001	2000	2001	2000
Basic EPS
Net loss attributable to common stock	$(3,286)	$(13,669)	3,305	3,305	$(0.99)	$(4.14)
Effect of dilutive securities: stock options	-	-	-	-	-	-
	_______	_______	____	_____	______	_______
Diluted EPS
Net loss attributable to common stock and assumed option exercises	_______ $(3,286)	_______ $(13,669)	____ 3,305	_____ 3,305	______ $(0.99)	______ $(4.14)

Diluted EPS for the three months ended March 31, 2001 and 2000 do not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

6. Gain on Discharge of Obligation

A gain on discharge of obligation of $5,188,000 was recorded in the first quarter of 2001. This represents a debt the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. See Part II, Item 1, "Legal Proceedings".

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

The Company's national private television stations and networks in Slovakia and Slovenia had the leading nationwide audience shares for 2000 and the first three months of 2001. The Company's television network in Romania had the leading average audience share within its area of broadcast reach for 2000 and the first three months of 2001. The Company's television network in Ukraine had the leading average prime time audience share for the last three months of 2000 and the first three months of 2001.

Overview

The operating results for the three months ended March 31, 2001 in the Slovak Republic, Slovenia and Ukraine met the Company's expectations. The results of the Company's Romanian operations for the three months ended March 31, 2001 are significantly below expectations as a result of the negative economic climate in Romania causing major advertisers to reduce their advertising budgets during the first quarter of 2001. Consequently, the Romanian operations are experiencing problems in maintaining sufficient funds to operate. The Company has initiated a substantial review in an attempt to reduce costs to a sustainable level. The results of the Slovenian operations have improved considerably compared to the corresponding period of 2000 due to the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. The results of the Ukrainian operations also show a marked improvement compared to the corresponding period of 2000. This is due to the continued recovery of the Ukrainian television advertising market. Future results are dependent on the performance of Video International and could be affected by the present political uncertainty in Ukraine. As such, the Company is unable to give any assurance that this recovery will be sustained. The results of the Company's Slovak Republic operations are in line with the general economic recovery in the Slovak Republic. As a result of the dispute between CNTS and CET (see Part II, Item 1 'Legal Proceedings'), the Company has taken the decision to minimize operations in the Czech Republic. In April 2001, 47 of the 56 staff at CNTS were given notification that their employment would terminate on July 31, 2001. The Company has complied with all applicable labor laws in relation to these terminations. In addition, the sale of much of the peripheral equipment and technology at CNTS has commenced.

The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. The impact of the slowdown in the US and Western European economies on the markets in which the Company operates cannot be determined at this time. Should the major fast-moving consumer goods ("FMCG") multinationals decide to restrict their European expenditures, there may be an adverse material effect on the Company's financial position, results of operations and cash flows.

The Company is still party to arbitration proceedings against the Czech Republic, as is its non-Executive Chairman, Ronald S. Lauder. See Part II, Item 1, 'Legal Proceedings'. Both arbitration proceedings have now been heard and judgments are expected in the latter part of 2001. If either proceeding results in an award in favor of Mr. Lauder or the Company, hearings to quantify damages will be heard. Should the Company receive and collect a substantial award, the Company may be in a position to refinance or otherwise satisfy the Senior Notes, which currently have $163,348,000 of principal outstanding (the "Senior Notes"), on or before August 15, 2004. If the judgment is unfavorable, or substantial damages are not awarded or collected, the Company is likely to experience difficulties in refinancing the Senior Notes without additional external investment or an improvement in the financial performance of the operating companies, including, inter-alia, a major growth in the advertising markets in which it operates. If the Company is unsuccessful in refinancing the Senior Notes, the Company is likely to be unable to continue operations. See 'Liquidity and Capital Resources'.

Additional Information

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

The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from Subsidiaries. The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles Subsidiaries, the Company's voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999. See Part II, Item 1, "Legal Proceedings"

Selected Combined and Attributable Financial Information

The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three months ended March 31, 2001 and 2000 for the Company's operating entities. This financial information departs materially from GAAP. The tables are presented solely for additional analysis and not as a presentation of results of operations of each component. Intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

In the table "Selected Combined Financial Information," revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 Group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of March 31, 2001.

	SELECTED COMBINED FINANCIAL INFOPMATION (1)
	Three Months Ended March 31,
	(US $000's - Unaudutied)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2001	2000	2001	2000	2001	2000
Romania (3)	$ 6,850	$ 8,424	$ (2,380)	$ (1,063)	$ (1,487)	$ (986)
Slovak Republic (Markiza TV)	6,844	7,097	35	37	877	(317)
Slovenia (POP TV and Kanal A) (4)	5,885	4,110	669	231	1,066	722
Ukraine (Studio 1+1)	4,482	3,525	883	(451)	661	(113)
Total Stations	$ 24,421	$ 23,156	$ (793)	$ (1,246)	$ 1,117	$ (694)

	SELECTED ATTRIBUTABLE FONANCIAL INFORMATION (1)
	Three Months Ended March 31,
	(US $000's - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2001	2000	2001	2000	2001	2000
Romania (3)	66%	$ 4,521	$ 5,560	$ (1,571)	$ (702)	$ (981)	$ (651)
Slovak Republic (Markiza TV)	80%	5,475	5,678	28	30	702	(254)
Slovenia (POP TV and Kanal A) (4)	(5)	5,040	3,514	562	198	907	617
Ukraine (Studio 1+1)	60%	2,905	2,115	530	(271)	397	(68)
Total Stations		$ 17,941	$ 16,867	$ (451)	$ (745)	$ 1,025	$ (356)

  Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.
  EBITDA and Broadcast Cash Flow data for 2000 has been restated to exclude the effect of certain intercompany transactions.
  Romanian entities consist of PRO TV, Media Vision and Video Vision.

  The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the three months ended March 31, 2000 only represent results for POP TV.

  The Company's economic interest in POP TV and Kanal A is 85.5% and 90% respectively.

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

The term "operating costs" used in the discussion of EBITDA immediately following the tables refers to the total of a station's (i) other operating costs and expenses, (ii) amortization of programming rights and (iii) selling, general and administrative expenses.

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

EBITDA of Combined Operations

The total combined EBITDA for the Company's stations increased by $453,000 from negative $1,246,000 for the first quarter of 2000 to negative $793,000 for the first quarter of 2001. This increase was as a result of EBITDA increases at Studio 1+1 of $1,334,000 and the Company's Slovenian operations of $438,000, partially offset by EBITDA decreases at PRO TV of $1,317,000 and Markiza TV of $2,000.

Studio 1+1's EBITDA increased by $1,334,000 to positive $883,000 for the first quarter of 2001 from negative $451,000 for the first quarter of 2000. This increase was achieved as a result of an increase of $1,317,000 in Studio 1+1's net revenues for the first quarter of 2001 compared to the first quarter of 2000 and a decrease in operating costs of $17,000. The increase in net revenues was as a result of the continuing recovery of the Ukrainian television advertising market.

The Company's Slovenian operations' EBITDA increased by $438,000 to $669,000 for the first quarter of 2001 compared to $231,000 for the first quarter of 2000. The increase was primarily as a result of additional revenues of $1,775,000, partially offset by additional operating costs of $1,337,000. Net revenues and operating costs of $1,714,000 and $1,397,000, respectively, were attributable to Kanal A. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately 538,945,000 Slovenian Tolars (SIT), or 64%, for the first quarter of 2001 compared to the first quarter of 2000. Approximately three quarters of this increase was attributable to Kanal A.

PRO TV's EBITDA decreased by $1,317,000 to negative $2,380,000 for the first quarter of 2001 compared to negative $1,063,000 for the first quarter of 2000. This decrease was primarily as a result of a decrease of $1,574,000 in net revenues which was partially offset by a decrease of $257,000 in the operating costs of PRO TV for the first quarter of 2001 compared to first quarter of 2000. Net revenues have decreased as a result of the negative economic climate in Romania causing advertisers to reduce their advertising budgets in the first three months of 2001. The reduction in operating costs was primarily as a result of a reduction in equipment, travel and production expenses.

Markiza TV recorded an EBITDA decrease of $2,000 from $37,000 for the first quarter of 2000 to $35,000 for the first quarter of 2001. This decrease was as a result of a decrease in net revenues of $253,000 which was offset by a decrease in operating costs of $251,000 for the first quarter of 2001 compared to the first quarter of 2000. The decrease in net revenues was as a result of the appreciation of the US dollar against the Slovak koruna. In local currency terms the net revenues of Markiza TV increased by 7% for the first quarter of 2001 compared to the first quarter of 2000. The decrease in operating costs was primarily as a result of a decrease in production expenses for the first quarter of 2001 compared to the first quarter of 2000.

For the reasons described above total combined EBITDA increased by $453,000 from negative $1,246,000 for the first quarter of 2000 to negative $793,000 for the first quarter of 2001.

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

Foreign Currency Translation

The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including operations in Slovenia, Slovak Republic and certain entities in Ukraine, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

Operations in Romania and certain entities in Ukraine operate in economies considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

The exchange rates at the end of and for the periods indicated are shown in the table below.

	Balance Sheet			Income Statement
	At March 31, 2001	At December 31, 2000	% Change	Weighted Average for the three months ended March 31, 2001 2000 % Change
German mark equivalent of $1.00	2.21	2.08	(6.2)%	2.12	1.99	(6.5)%
Romanian lei equivalent of $1.00	27,545	25,880	(6.4)%	26,751	18,733	(42.8)%
Slovak koruna equivalent of $1.00	49.15	47.39	(3.7)%	48.04	43.14	(11.4)%
Slovenian tolar equivalent of $1.00	244.13	227.38	(7.4)%	234.95	205.31	(14.4)%
Ukrainian hryvna equivalent of $1.00	5.42	5.43	0.2%	5.43	5.46	0.6%

The Company's results of operations and financial position during the three months ended March 31, 2001 were impacted by changes in foreign currency exchange rates since December 31, 2000.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

The Company's net revenues increased by $635,000, or 4%, to $16,005,000 for the first quarter of 2001 from $15,370,000 for the first quarter of 2000. The increase was primarily attributable to an increase in net revenues at the consolidated entities of the Studio 1+1 Group and the Company's Slovenian operations which were partially offset by a decrease at PRO TV. The net revenues the Company's Slovenian operations increased by $1,775,000, or 43%, for the first quarter of 2001 compared to the first quarter of 2000. This increase is primarily attributable to additional revenues as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. However, the increase would have been even greater had the US dollar not continued to appreciate against the Slovenian tolar (SIT) in the first quarter of 2001. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately SIT538,945,000, or 64%, for the first quarter of 2001 compared to the first quarter of 2000. Approximately three quarters of this increase was attributable to Kanal A. PRO TV's net revenues decreased by $1,574,000, or 19%, for the first quarter of 2001 compared to the first quarter of 2000. This decrease is as a result of the negative economic climate in Romania causing advertisers to reduce their advertising budgets in the first three months of 2001. The Company is in the process of reviewing its operations in Romania, but anticipates that it is unlikely that net revenues for 2001 will exceed the 2000 net revenue figure of $39,591,000. The net revenues of the consolidated entities of the Studio 1+1 Group increased by $235,000, or 10%, for the first quarter of 2001 compared to the first quarter of 2000. The increase in net revenues was as a result of the continuing recovery of the Ukrainian television advertising market.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $1,309,000, or 7%, to $16,705,000 for the first quarter of 2001 from $18,014,000 for the first quarter of 2000. The decrease in total station operating costs and expenses was primarily attributable to reductions at the consolidated entities of the Studio 1+1 Group, PRO TV and CNTS offset by an increase at the Company's Slovenian operations. The station operating costs and expenses of the Company's Slovenian operations increased by $1,350,000 primarily as a result of additional station operating costs and expenses attributable to Kanal A. CNTS recorded a decrease of $1,184,000 in station operating costs and expenses for the first quarter of 2001 compared to the first quarter of 2000 primarily as a result of reduced salaries and depreciation of station fixed assets and other intangibles. PRO TV recorded a decrease of $1,050,000 in station operating costs and expenses for the first quarter of 2001 compared to the first quarter of 2000 as a result of reductions in production expenses and depreciation of station fixed assets and other intangibles. The consolidated entities of the Studio 1+1 Group recorded a decrease of $425,000 in station operating costs and expenses for the first quarter of 2001 compared to the first quarter of 2000 primarily as a result of reductions in depreciation of station fixed assets and other intangibles.

Station selling, general and administrative expenses increased by $224,000, or 5%, to $4,572,000 for the first quarter of 2001 from $4,348,000 for the first quarter of 2000. The increase in station selling, general and administrative expenses was primarily attributable to increases at PRO TV and the Studio 1+1 Group. PRO TV increased station selling, general and administrative expenses by $165,000 primarily as a result of an increase in the bad debt provision. The consolidated entities of the Studio 1+1 Group recorded an increase in station selling, general and administrative expenses of $210,000 primarily as a result of an increase travel and entertainment expenses. CNTS decreased station selling, general and administrative expenses by $245,000 primarily as a result of a decrease in other administrative costs. The Company's Slovenian operations recorded an increase in station selling, general and administrative expenses of $94,000 as primarily as a result of additional selling, general and administrative expenses attributable to Kanal A.

Corporate operating costs and development expenses for the first quarter of 2001 and 2000 were $2,281,000 and $2,322,000, respectively, a decrease of $41,000, or 2%.

Amortization of goodwill and allowance for development costs for the first quarter of 2001 was $353,000 compared to $418,000 for first quarter of 2000. This decrease was as a result of no goodwill charge in relation to PRO TV for the first three months of 2001 compared to the first three months of 2000.

As a result of the above factors, the Company generated an operating loss of $7,906,000 for the first quarter of 2001 compared to an operating loss of $9,732,000 for the first quarter of 2000.

Equity in income of unconsolidated affiliates of $329,000 for the first quarter of 2001 compared to an equity in loss of unconsolidated affiliates of $1,231,000 for the first quarter of 2000. This change of $1,560,000 is as a result of Markiza TV recording a loss of $521,000 for the first three months of 2001 compared to a loss of $1,067,000 for the first three months of 2000 and certain entities of the Studio 1+1 Group that are not consolidated recording net income of $850,000 for the first three months of 2001 compared to a loss of $164,000 for the first three months of 2000.

Net interest and other expense decreased by $1,085,000 to $2,619,000 for the first quarter of 2001 from $3,704,000 for the first quarter of 2000 as a result of the release of the Company's obligations for contingent liabilities resulting from the disposal of the Company's remaining Hungarian assets.

A net foreign currency exchange gain of $1,815,000 for the first quarter of 2001 compares to a net foreign currency exchange gain of $958,000 for the first quarter of 2000. The increase in the foreign currency exchange gain is a result of the effect of a weaker German mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS.

A gain on discharge of obligation of $5,188,000 was recorded in the first quarter of 2001. This represents a debt the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. See Part II, Item 1, "Legal Proceedings".

Provision for income taxes increased by $174,000 to $156,000 for the first quarter of 2001 from a recovery of income tax position of $18,000 for the first quarter of 2000.

Minority interest in loss of consolidated subsidiaries was $63,000 for the first quarter of 2001 compared to $22,000 for the first quarter of 2000.

As a result of these factors, the net loss of the Company was $3,286,000 for the first quarter of 2001 compared to a net loss of $13,669,000 for the first quarter of 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $1,502,000 for the three months ended March 31, 2001 compared to $12,010,000 for the three months ended March 31, 2000. The change of $10,508,000 is primarily the result of a lower consolidated net loss being recorded for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 and the Czech tax authorities returning Kc281,790,000 ($7,256,000) in cash to the Company in February 2001.

Net cash used in investing activities was $11,000 for the three months ended March 31, 2001 compared to net cash provided by activities of $4,246,000 for the three months ended March 31, 2000. The decrease of $4,257,000 was primarily attributable to the cash proceeds from the disposal of the Company's Hungarian operations in the first quarter of 2000.

Net cash provided by financing activities was $465,000 for the three months ended March 31, 2001 compared to net cash used by financing operations of $1,887,000 for the three months ended March 31, 2000. The change of $2,352,000 was primarily attributable to the Company not paying any principal on the loan it has outstanding with Ceska Sporitelna ("CS") in the Czech Republic in the first quarter of 2001 and the Company's Romanian operations increased borrowings.

The Company had cash and cash equivalents of $36,287,000 at March 31, 2001 compared to $37,510,000 at December 31, 2000.

The Company has four main tranches of debt. (1) Senior Notes which are denominated in United States dollar, in part, and in German marks, in part. The principal amount of the Senior Notes ($163,348,000) is repayable on their maturity date, August 15, 2004. (2) A loan agreement with CS which had an outstanding principal balance at March 31, 2001 of Kc 335,080,600 ($8,628,000). The Company and CS are in the process of restructuring this loan so that the principal will be repaid over a longer period with a lower interest rate. (3) POP TV's multicurrency $5,000,000 loan with Creditanstalt AG which matures in May 2005, which as of March 31, 2001, was fully drawn. (4) PRO TV's borrowing facility with Tiriac Bank in Romania, which is for $4,000,000 and matures in December 2002. At March 31, 2001, $1,675,000 was borrowed under this facility. PRO TV also has an overdraft facility with Tiriac Bank in Romania for $3,000,000 which matures in October 2001. No arrangements have been made to extend this facility. As at March 31, 2001, $2,993,000 was drawn under this overdraft facility.

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. As discussed above, the Senior Notes mature in August 2004. The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part II, Item 1, 'Legal Proceedings'), renewals of broadcasting licenses, the financial performance of the Company and other factors through to August 2004. If the Company is unsuccessful in refinancing the Senior Notes, the Company is likely to be unable to continue operations.

Republic of Slovenia Tax Audit

The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. (Pro Plus) has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 ($4,395,000). The Slovene authorities have asserted that capital contributions and loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the fixed assets imported as capital contributions would now be subject to customs duties which were not paid.

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

Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, the Company expects to be euro "compliant" (able to receive euro denominated payments and able to invoice in euros as requested by vendors and suppliers, respectively) by the time national currencies are removed from circulation. The cost of software and business process conversion is not expected to be materia

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts business in a number of foreign currencies. As a result, the Company is subject to foreign currency exchange rate risk. The foreign exchange rate movements of these currencies have an effect on the Company's costs and on the cash flows it receives from certain subsidiaries. The Company does not actively manage this foreign currency exchange rate risk, but does monitor foreign currency exchange rates and, in limited instances, enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at March 31, 2001.

At March 31, 2001, approximately 96% of the Company's debt was maintained with a fixed interest rate. Two of the Company's subsidiaries hold long-term debt under credit facilities that provide for interest at a spread above a basis rate (such as LIBOR). The Company believes that it does not have significant exposure to interest rate fluctuations.

The Company does not utilize derivative financial instruments to hedge against changes in interest rates. The Company believes that it currently has no material exposure to market risk associated with activities in derivative or other financial instruments.

Interest Rate Sensitivity Table as of March 31, 2001
Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US $000s
Total Debt:
Fixed Rate	$ 6,620	$ 3,902	$ 163,055	-	-
Average interest rate	12.2%	12.1%	8.6%	-	-

Variable rate	$ 3,774	$ 781	$ 781	$ 781	$ 783
Average interest rate	8.5%	8.1%	8.1%	8.1%	8.1%

Interest Rate Sensitivity Table as of December 31, 2000
Expected Maturity Dates	2001	2002	2003	2004	Thereafter
	US $000s
Total Debt:
Fixed Rate	$ 6,664	$ 4,221	-	$ 166,954	-
Average interest rate	12.3%	12.0%	-	8.9%	-

Variable rate	$ 3,302	$ 825	$ 825	$ 825	$ 824
Average interest rate	9.3%	7.1%	7.1%	7.1%	7.1%

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including statements regarding the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets including the anticipated 2001 revenues of the Company's Romanian operations, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes andNotes and the timing of the need for additional cash resources. For those statements and all other forward looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors.

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

On February 9, 2001, the ICC Arbitration Tribunal issued a final award in this proceeding, finding that Dr. Zelezny had breached the share purchase agreement and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. The Tribunal ordered the Company to return the Nova Consulting shares to Dr. Zelezny, but only after receipt of the money owed by Dr. Zelezny. The Tribunal also rejected Dr. Zelezny's claim for the balance of the purchase price. Dr. Zelezny has not yet complied with the award. The Company is taking all steps possible to enforce the award and will continue to do so until the award is satisfied. There can be no assurance that the Company will be able to collect all or any significant part of the award plus accrued interest.

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

On August 9, 1999, CNTS filed a motion in the Regional Commercial Court of Prague for an injunction enjoining CET from entering into service relationships with other companies and further requested the court to declare the Cooperation Contract, which expressly identified CET as the licence holder and the "television broadcasting operator" of Nova TV, to be in full force and effect. The Regional Commercial Court issued a favorable ruling on May 4, 2000, which was subsequently reversed by a December 14, 2000 ruling from the High Court. CNTS is appealing the High Court ruling to the Supreme Court.

On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over the Company) an investment in the Czech Republic. The claim asserts that the Czech Republic harmed Mr. Lauder's investment in CNTS by, among other things, taking unfair and discriminatory actions by reversing its initial approval of an exclusive relationship between CNTS and CET, and by failing to act to remedy the effects of the improper actions of Dr. Zelezny. Mr. Lauder seeks monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration was heard before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law from March 5 to March 14, 2001. A judgment is expected in the latter part of this year.

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted, remedies sought and procedure to be followed are substantially similar to those in the arbitration proceedings initiated by Mr. Lauder against the Czech Republic. The arbitration was heard from April 23, to May 2, 2001, in Stockholm, Sweden. A judgment is expected in the latter part of this year.

In January 2001, AITI, a television station in Ukraine commenced an action, in Ukraine, against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging the validity of the modifications made to Studio 1+1's license which extended the number of hours per day that Studio 1+1 could broadcast. The basis of this challenge is the allegation that the Ukraine TV Council failed to follow the correct procedure when granting an extension to the number of hours per day that Studio 1+1 could broadcast. Studio 1+1 is involved in this litigation as a third party acting together with the Ukraine TV Council. On April 5, 2001 the Ukrainian Supreme Court dismissed the action brought by AITI.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company is not presently a party to any such litigation, other than detailed above, which could reasonably be expected to have a material adverse effect on its financial position, results of operations and cash flows.

Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

1. Share Purchase Agreement for shares in Media Pro S.R.L. dated as of May 3, 2001, among Mr. Adrian Sarbu, Mr. Ion Tiriac and CME Romania B.V.

b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001 /s/ Mark J. L. Wyllie

Mark J. L. Wyllie

Vice President - Finance

(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

  Share Purchase Agreement for shares in Media Pro S.R.L. dated as of May 3, 2001, among Mr. Adrian Sarbu, Mr. Ion Tiriac and CME Romania B.V.