Form 10-Q
period 2001-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2001-08-10
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[--] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

(Exact name of registrant as specified in its charter)
BERMUDA	N/A
(State or other jurisdiction of incorporation and organisation)	(IRS Employer Identification No.)
Clarendon House, Church Street, Hamilton	HM CX Bermuda
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [--]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of August 8, 2001
Class A Common Stock, par value $0.08	2,313,346
Class B Common Stock, par value $0.08	991,842

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2001

INDEX

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)
	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................................................................	$ 33,707	$ 37,510
Restricted cash....................................................................................................	1,383	1,527
Accounts receivable (net of allowances of $3,311, $3,539)................................	22,251	23,785
Program rights costs............................................................................................	5,788	7,090
Advances to affiliates...........................................................................................	9,900	9,081
Income taxes receivable......................................................................................	-	7,452
Other short-term assets......................................................................................	7,116	5,221
Total current assets................................................................................................	80,145	91,666
Investments in unconsolidated affiliates..............................................................	21,202	20,428
Loans to affiliates.................................................................................................	9,081	15,606
Property, plant and equipment (net of depreciation of $64,758, $63,343).......	28,502	32,824
Program rights costs............................................................................................	5,276	6,305
License costs and other intangibles (net of amortization of $6,993, $6,609).......	2,877	2,158
Goodwill (net of amortization of $86,016, $90,674).............................................	17,898	20,909
Deferred tax asset................................................................................................	175	175
Other assets.........................................................................................................	6,070	7,028
Total assets.............................................................................................................	$ 171,226	$ 197,099

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued)

(US$000s, except share and per share data)
	June 30, 2001 (Unaudited)	December 31, 2000
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.............................................................	$ 45,667	$ 50,799
Duties and other taxes payable............................................................................	11,955	11,421
Income taxes payable..........................................................................................	619	374
Current portion of credit facilities and obligations under capital leases...............	10,079	10,006
Investments payable............................................................................................	1,256	6,444
Advances from affiliates.......................................................................................	2,115	2,241
Total current liabilities............................................................................................	71,691	81,285
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities and obligations under capital leases..........	6,537	8,078
$100,000,000 9 3/8 % Senior Notes due 2004.....................................................	99,931	99,920
DM 140,000,000 8 1/8 % Senior Notes due 2004................................................	60,465	67,034
Other liabilities......................................................................................................	3,594	6,493
Total non-current liabilities....................................................................................	170,527	181,525
Minority interests in consolidated subsidiaries.....................................................	83	167
Commitments and Contingencies
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at June 30, 2001 and December 31, 2000; issued and outstanding : 2,313,346 at June 30, 2001 and December 31, 2000....................	185	185
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at June 30, 2001 and December 31, 2000; issued and outstanding : 991,842 at June 30, 2001 and December 31, 2000........................	79	79
Additional paid-in capital......................................................................................	356,385	356,385
Accumulated deficit..............................................................................................	(419,787)	(415,716)
Accumulated other comprehensive loss..............................................................	(7,937)	(6,811)
Total shareholders' deficit......................................................................................	(71,075)	(65,878)
Total liabilities and shareholders' deficit..............................................................	$ 171,226	$ 197,099

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data)

(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
Gross revenues.....................................................................	$ 27,056	$ 24,359	$ 46,383	$ 43,006
Discounts and agency commissions.....................................	(6,453)	(4,404)	(9,775)	(7,681)
Net revenues.........................................................................	20,603	19,955	36,608	35,325
STATION EXPENSES:
Other operating costs and expenses................................	9,441	9,153	18,365	17,933
Amortization of programming rights..................................	3,424	3,699	8,134	8,122
Depreciation of station fixed assets and other intangibles	2,931	11,415	6,002	16,226
Total station operating costs and expenses......................	15,796	24,267	32,501	42,281
Selling, general and administrative expenses...................	3,492	4,406	8,064	8,754
CORPORATE EXPENSES:
Corporate operating costs and development expenses....	3,549	2,584	5,830	4,906
Amortization of goodwill....................................................	354	418	707	836
Operating loss.......................................................................	(2,588)	(11,720)	(10,494)	(21,452)
Equity in income/(loss) of unconsolidated affiliates (Note 4)	3,737	737	4,066	(494)
Net interest and other expense.............................................	(3,780)	(6,909)	(6,399)	(10,613)
Foreign currency exchange gain/(loss), net.........................	1,993	(2,204)	3,808	(1,246)
Gain on resolution of disputed investment payable (Note 6)	-	-	5,188	-
Gain on sale of investment....................................................	-	17,186	-	17,186
Loss before provision for income taxes, minority interest....	(638)	(2,910)	(3,831)	(16,619)
Provision for income taxes..............................	(155)	(207)	(311)	(189)
Loss before minority interest................................................	(793)	(3,117)	(4,142)	(16,808)
Minority interest in loss of consolidated subsidiaries............	8	12	71	34
Net Loss..............................................................................	$ (785)	$ (3,105)	$ (4,071)	$ (16,774)
PER SHARE DATA:

Basic and diluted net loss per share (Note 5).....................	$ (0.24)	$ (0.94)	$ (1.23)	$ (5.08)
Weighted average common shares used in computing per share amounts:
Basic and diluted..................................................................	3,305	3,305	3,305	3,305

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(US$000s)

(Unaudited)
	Comprehensive Income/(loss)	Class A Common Stock	Class B Common Stock	Capital Surplus	Accumulated (Deficit) (a)	Accumulated Other Comprehensive Income/(Loss) (b)	Total Shareholders' (Deficit)
BALANCE, December 31, 2000		185	79	356,385	(415,716)	(6,811)	(65,878)
Comprehensive income/(loss):
Net loss.........................	(4,071)				(4,071)		(4,071)
Other comprehensive income:
Unrealized translation adjustments	(1,126)					(1,126)	(1,126)
Comprehensive loss................	$ (5,197)
BALANCE, June 30, 2001		$ 185	$ 79	$ 356,385	$ (419,787)	$ (7,937)	$ (71,075)
(a) Of the accumulated deficit of $419,787 at June 30, 2001, $95,542 represents accumulated losses in unconsolidated affiliates. (b) Represents foreign currency translation adjustments.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s)

(Unaudited)
	For the six months ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss..........................................................	$ (4,071)	$ (16,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income/(loss) of unconsolidated affiliates........	(4,066)	494
Depreciation and amortization.........................	16,407	25,921
Gain on resolution of disputed investment payable	(5,188)	-
Gain on disposal of investment.................................................	-	(17,186)
Minority interest in loss of consolidated subsidiaries.........	(71)	(34)
Foreign currency exchange (gain)/loss, net..........................	(3,808)	1,246
Accounts receivable.......................................................	(560)	(394)
Cash paid for program rights..........................................	(7,595)	(8,161)
Advances to affiliates.........................................................	1,163	408
Other short-term assets.........................................................	5,182	418
Accounts payable and accrued liabilities........................	(3,947)	1,419
Income and other taxes payable.............................	839	(669)
Net cash used in operating activities........................	(5,715)	(13,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Other investments...................................................	-	(53)
Cash proceeds from disposal of discontinued operations.	-	4,416
Cash proceeds from disposal of investment..................	-	37,250
Restricted cash...........................................................	29	(8,768)
Acquisition of fixed assets...............................	(1,664)	(898)
Proceeds from disposal of fixed assets...........	129	-
Loans and advances to affiliates.............................	3,544	261
License costs, other assets and intangibles.	584	(616)
Net cash provided by investing activities.................	2,622	31,592
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases........	(440)	(3,190)
Other long-term liabilities.............................	-	(1)
Net cash used in financing activities.................	(440)	(3,191)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH..	(270)	(952)
Net (decrease)/increase in cash and cash equivalents.............	(3,803)	14,137
CASH EQUIVALENTS, beginning of period....................	37,510	36,990
CASH EQUIVALENTS, end of period.............................	$ 33,707	$ 51,127

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest............................................	$ 8,502	$ 9,588
Cash paid for income taxes (net of refunds).............	$ (7,153)	$ 0

SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Capital lease obligations incurred	$334	$ 0
License costs of $1,235 were acquired through the conversion of debt receivable from an affiliated party.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

June 30, 2001

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

These interim statements for the three months and six months ended June 30, 2001 should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's December 31, 2000, audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the SEC on March 15, 2001. In the opinion of Management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation in conformity with Generally Accepted Accounting Principles ("GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The following table sets forth license expiration dates as well as certain data regarding the Company's voting interest in each license and service company.
Country	License Expiration	TV License Company	CME Voting Interest	TV Services Company	CME Voting Interest
Romania	2003 -2008	Pro TV S.R.L.	49%	MPI	66%
		Media Pro S.R.L.	44%
Slovenia	2003 -2007	Tele 59	10%	Pro Plus	78%
		MMTV	10%
Slovenia	2003 -2010	Kanal A	90%	Kanal A	90%
Slovak Republic	2007	Markiza-Slovakia s.r.o.	0%	STS	49%
Ukraine	2006	Studio 1+1	18%	Innova, IMS, UAH	60%

Romania

The Company's interest in PRO TV is governed by a Co-operation Agreement among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa are operated. The Company owns 49% of the equity of PRO TV, SRL which holds 20 of the 23 licenses for the stations which comprise the PRO TV and Acasa network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned 44% by CME. The remainder of Media Pro SRL is owned by Messrs. Sarbu and Tiriac.

Slovenia

The Company's interest in POP TV is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana and Tele 59 d.o.o. Maribor, forming Produkcija Plus d.o.o. ("Pro Plus"). On October 11, 2000, the Company completed a transaction through which the Company acquired control over the economics and the programming of Kanal A, the second leading commercial television broadcaster in Slovenia. As a result of the transaction, 90% of the Kanal A shares are being held by Superplus Holding d.d. ("Superplus") which is 48% owned by CME Slovenia BV and 52% owned by individuals who are holding the shares of Superplus in trust for the Company until the ownership structure is harmonized with the new Slovene media law. Pro Plus has entered into an agreement with Kanal A, effective January 1, 2001, under which Pro Plus provides all programming to Kanal A and sells its advertising.

Slovak Republic

The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 between the Company and Markiza-Slovakia s.r.o. forming Slovenska Televizna Spolocnost, s.r.o. In April 2001, Pavol Rusko, a shareholder in Markiza TV, launched the Alliance of New Citizens ("ANO") political party. Mr. Rusko has publicly stated that Markiza TV will not be used to further the ambitions of the ANO. However, should any political activity by Mr. Rusko result in the Slovakian Media Council withdrawing the Markiza license, it is likely the Company's results of operations and financial position would be adversely affected.

A new Act on Broadcasting and Retransmission ("Media Act") requires that license holding companies file with the Broadcasting and Retransmission Council ("Council") documentation presenting the current structure and operation of the broadcasting entity. The Council is currently reviewing the filing of the required documentation submitted by the license holding company for Markiza TV in April 2001. The Company has filed a request for clarification of certain imprecisely drafted parts of the Media Act as it relates to the compliance by Markiza TV's license holding company's operations with the Media Act. Non-compliance with the provisions of the Media Act may result in the withdrawal of the television license and consequently the inability of Markiza TV to broadcast its signal.

While the Company believes that nothing in the Media Act requires any change to the structure of its operations in the Slovak Republic, depending on the response from the Council it might be necessary that the Company restructure its operation in the Slovak Republic. Such restructuring may have an adverse effect on the Company's operations in Slovakia. The Council is under no obligation to provide clarification on the requested legal issues.

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

As described in the Company's Annual Report on Form 10-K, on January 1, 2001, Innova, IMS, Intermedia, UAH and Studio 1+1 entered into an agreement with Video International, a Russian based company to sell advertising for Studio 1+1 on an exclusive basis until the expiration of the broadcasting license in 2006.

Czech Republic

The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CET 21, spol. s.r.o. ("CET") holds a national terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided all services connected with TV broadcasting on an exclusive basis including programming, sale of advertisement time, transmission of signals etc. to CET, which broadcasted the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. On August 5, 1999, CET pre-empted CNTS's transmission, terminated its purchase of all other services from CNTS and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. For further information on the dispute between CNTS and CET see Part II, Item 1, "Legal Proceedings".

2. New Accounting Standards

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

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

The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. See Part I, Item 2, 'Management's Discussion and Analysis of Financial Condition and Results of Operations' for more detail on EBITDA. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. The following table represents a reconciliation between the EBITDA basis upon which the Company evaluates the performance of its combined entities, as stated in the Selected Combined Financial Information in Part I, Item 2, and the Consolidated Statement of Operations for the three and six months ended June 30, 2001 and 2000:
	SEGMENT FINANCIAL INFORMATION
	For the three months ended June 30,				For the six months ended June 30,
	(US $000's)				(US $000's)
	Net Revenues		EBITDA		Net Revenues		EBITDA
	2001	2000	2001	2000	2001	2000	2001	2000
Station
Romania (1)	$ 8,820	$ 10,336	$ 983	$ 1,307	$ 15,670	$ 18,760	$ (1,397)	$ 238
Slovak Republic (Markiza TV)	9,710	9,470	3,061	2,122	16,554	16,567	3,096	2,159
Slovenia (POP TV and Kanal A) (2)	9,164	6,676	3,877	2,238	15,049	10,786	4,547	2,469
Ukraine (Studio 1+1 Group)	5,701	4,070	1,545	117	10,543	7,595	2,428	(334)
Total Combined Operations' Net Revenues / EBITDA	33,395	30,552	9,466	5,784	57,816	53,708	8,674	4,532
Reconciliation to Consolidated Statement of Operations
Other Consolidated Entities:
Czech Republic (CNTS) (3)	524	736	141	(368)	1,110	1,121	(213)	(1,554)
Corporate Expenses	-	-	(3,903)	(3,002)	-	-	(6,537)	(5,742)
Unconsolidated Affiliates:
Ukraine (Studio 1+1) (4)	(3,606)	(1,866)	(2,300)	(586)	(5,764)	(2,942)	(3,320)	(298)
Slovak Republic (Markiza TV)	(9,710)	(9,470)	(3,061)	(2,122)	(16,554)	(16,567)	(3,096)	(2,159)
Other Operations (Hungary)	-	3	-	(11)	-	5	-	(5)
Station Depreciation	-	-	(2,931)	(11,415)	-	-	(6,002)	(16,226)
Net Revenues / Operating Loss	$ 20,603	$ 19,955	$ (2,588)	$ (11,720)	$ 36,608	$ 35,325	$ (10,494)	$ (21,452)

(1) Romanian entities consist of PRO TV, Media Vision and Video Vision.

(2) The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the three and six months ended June 30, 2000 only represent results for POP TV.

(3) As a result of the dispute between CNTS and CET (see Part II, Item 1, 'Legal Proceedings'), the Company does not view its business in the Czech Republic as long-term.

(4) These figures represent the difference between the consolidated data as stated in the Consolidated Statement of Operations and the combined data (which includes Studio 1+1 entities which are not accounted for under the equity method) as stated in the Selected Combined Financial Information in Part 1, Item 2.

4. Summary Financial Information for Unconsolidated Affiliates
	Markiza TV		Studio 1+1
	June 30, 2001	December 31, 2000	June 30, 2001	December 31, 2000
	$000's	$000's	$000's	$000's
Current assets...........	$ 13,827	$ 13,206	$ 3,391	$ 2,976
Non-current assets....	9,747	10,567	1,366	1,452
Current liabilities.....	(11,765)	(12,432)	(7,816)	(10,396)
Non-current liabilities	(1,012)	(1,121)	-	-
Net Assets..............	$ 10,797	$ 10,220	$ (3,059)	$ (5,968)

	Markiza TV
	For the three months ended,		For the six months ended,
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	$000's	$000's	$000's	$000's
Net revenues...	9,710	9,470	16,554	16,567
Operating profit/(loss)	2,509	929	1,974	(236)
Net profit/(loss)	1,863	193	978	(1,374)

	Studio 1+1
	For the three months ended,		For the six months ended,
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	$000's	$000's	$000's	$000's
Net revenues...	4,807	2,729	8,307	4,774
Operating profit...	2,128	398	3,075	53
Net profit..	2,059	352	2,909	209

The Company's share of income in Unconsolidated Affiliates (after inter-company eliminations) for the six months ended June 30, 2001 was $2,909,000 for certain entities of the Studio 1+1 Group and $1,157,000 for Markiza TV.

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
	For the three months ended June 30,						For the six months ended June 30,
	Net Loss		Common Shares		Net Loss per Common Share		Net Loss		Common Shares		Net Loss per Common Share
	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000
Basic EPS
Net loss attributable to common stock.	$ (785)	$ (3,105)	3,305	3,305	$ (0.24)	$ (0.94)	$ (4,071)	$ (16,774)	3,305	3,305	$ (1.23)	$ (5.08)
Effect of dilutive securities: stock options	-	-	-	-	-	-	-	-	-	-	-	-

Diluted EPS
Net loss attributable to common stock and assumed option exercises	$ (785)	$ (3,105)	3,305	3,305	$ (0.24)	$ (0.94)	$ (4,071)	$ (16,774)	3,305	3,305	$ (1.23)	$ (5.08)

Diluted EPS for the three and six months ended June 30, 2001 and 2000 do not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

6. Gain on Resolution of Disputed Investment Payable

A gain on resolution of disputed investment payable of $5,188,000 was recorded in the first quarter of 2001. This represents an amount the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which related to the acquisition of a portion of CNTS. This was originally recorded as an investment payable and is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. See Part II, Item 1,"Legal Proceedings".

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

The Company's national private television stations and networks in Slovakia and Slovenia had the leading nationwide audience shares for 2000 and the first six months of 2001. The Company's television network in Romania had the leading average audience share within its area of broadcast reach for 2000 and the first six months of 2001. The Company's television network in Ukraine had the leading average prime time audience share for the last three months of 2000 and the first six months of 2001.

Overview

The operating results for the six months ended June 30, 2001 in the Slovak Republic, Slovenia and Ukraine met the Company's expectations. The results of the Company's Romanian operations for the six months ended June 30, 2001 are significantly below expectations as a result of the continued apparent negative economic climate in Romania causing major advertisers to reduce their advertising budgets during the first and second quarters of 2001. Consequently, the Romanian operations are experiencing problems in maintaining sufficient funds to operate. The Company has initiated a substantial review in an attempt to reduce costs to a sustainable level and the results for the three months ended June 30, 2001 show that costs are beginning to decrease to a level in line with adjusted revenue expectations. The results of the Slovenian operations have improved considerably compared to the corresponding period of 2000 as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. The results of the Ukrainian operations continue to show a marked improvement compared to the corresponding period of 2000. This is due to the continued recovery of the Ukrainian television advertising market and a restructured sales force at Studio 1+1 as well as improved audience shares. However, the Ukrainian television advertising market remains competitive and volatile. The results of the Company's Slovak Republic operations are in line with the general economic recovery in the Slovak Republic. As a result of the dispute between CNTS and CET (see Part II, Item 1 'Legal Proceedings'), the Company has decided to minimize operations in the Czech Republic. On July 31, 2001, 47 of the 56 remaining staff at CNTS had their employment terminated. The Company has complied with all applicable labor laws in relation to these terminations. In addition, the sale of much of the peripheral equipment and technology at CNTS has commenced.

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

The Company is still party to arbitration proceedings against the Czech Republic, as is its non-Executive Chairman, Ronald S. Lauder. See Part II, Item 1, 'Legal Proceedings'. Both arbitration proceedings have now been heard. A decision in the arbitration proceedings is expected in the latter part of 2001. If either proceeding results in an award in favor of Mr. Lauder or the Company, hearings to quantify damages will be conducted. Should the Company receive and collect a substantial award, the Company may be in a position to refinance or otherwise satisfy the Senior Notes, which currently have $160,396,000 of principal outstanding (the "Senior Notes"), on or before August 15, 2004. If the judgment is unfavorable, or substantial damages are not awarded or collected, the Company is likely to experience difficulties in refinancing the Senior Notes without additional external investment or a significant improvement in the financial performance of the operating companies, including a major growth in the advertising markets in which it operates. If the Company is unsuccessful in refinancing the Senior Notes, the Company is likely to be unable to continue operations. See 'Liquidity and Capital Resources'.

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

The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from Subsidiaries. The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles Subsidiaries, the Company's voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company's voting power in Markiza TV is not sufficient to compel the distribution of dividends. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999. See Part II, Item 1,"Legal Proceedings".

Selected Combined and Attributable Financial Information

The following tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the three and six months ended June 30, 2001 and 2000 for the Company's operating entities. This financial information departs materially from GAAP. The tables are presented solely for additional analysis and not as a presentation of results of operations of each component. Inter-company transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

In the table "Selected Combined Financial Information", revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 Group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of June 30, 2001.

	SELECTED COMBINED FINANCIAL INFORMATION (1)
	Three Months Ended June 30,
	(US $000's - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2001	2000	2001	2000	2001	2000
Romania (2)	$ 8,820	$ 10,336	$ 983	$ 1,307	$ 1,106	$ 1,010
Slovak Republic (Markiza TV)	9,710	9,470	3,061	2,122	2,632	2,895
Slovenia (POP TV and Kanal A) (3)	9,164	6,676	3,877	2,238	3,791	2,242
Ukraine (Studio 1+1 Group)	5,701	4,070	1,545	117	1,535	294
Total Stations	$ 33,395	$ 30,552	$ 9,466	$ 5,784	$ 9,064	$ 6,441

	SELECTED COMBINED FINANCIAL INFORMATION (1)
	Six Months Ended June 30,
	(US $000's - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2001	2000	2001	2000	2001	2000
Romania (2)	$ 15,670	$ 18,760	$ (1,397)	$ 238	$ (381)	$ 18
Slovak Republic (Markiza TV)	16,554	16,567	3,096	2,159	3,510	2,578
Slovenia (POP TV and Kanal A) (3)	15,049	10,786	4,547	2,469	4,856	2,964
Ukraine (Studio 1+1 Group)	10,543	7,595	2,428	(334)	2,196	181
Total Stations	$ 57,816	$ 53,708	$ 8,674	$ 4,532	$ 10,181	$ 5,741

	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
	Three Months Ended June 30,
	(US $000's - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2001	2000	2001	2000	2001	2000
Romania (2)	66%	$ 5,821	$ 6,822	$ 649	$ 863	$ 730	$ 667
Slovak Republic (Markiza TV)	80%	7,768	7,576	2,449	1,698	2,106	2,316
Slovenia (POP TV and Kanal A) (3)	(4)	7,845	5,708	3,314	1,913	3,230	1,917
Ukraine (Studio 1+1 Group)	60%	3,421	2,442	927	70	921	176
Total Stations		$ 24,855	$ 22,548	$ 7,339	$ 4,544	$ 6,987	$ 5,076

	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
	Six Months Ended June 30,
	(US $000's - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2001	2000	2001	2000	2001	2000
Romania (2)	66%	$ 10,342	$ 12,382	$ (922)	$ 157	$ (251)	$ 12
Slovak Republic (Markiza TV)	80%	13,243	13,254	2,477	1,727	2,808	2,062
Slovenia (POP TV and Kanal A) (3)	(4)	12,885	9,222	3,877	2,111	4,136	2,534
Ukraine (Studio 1+1 Group)	60%	6,326	4,557	1,457	(200)	1,318	109
Total Stations		$ 42,796	$ 39,415	$ 6,889	$ 3,795	$ 8,011	$ 4,717

(1) Important information about these tables appear under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) Romanian entities consist of PRO TV, Media Vision and Video Vision.

(3) The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the three and six months ended June 30, 2000 only represent results for POP TV.

(4) The Company's economic interest in POP TV and Kanal A is 85.5% and 90% respectively.

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

The term "operating costs" used in the discussion of EBITDA immediately below refers to the total of a station's (i) other operating costs and expenses, (ii) amortization of programming rights and (iii) selling, general and administrative expenses.

EBITDA of Combined Operations

The total combined EBITDA for the Company's stations increased by $3,682,000 from $5,784,000 for the second quarter of 2000 to $9,466,000 for the second quarter of 2001. This increase was as a result of EBITDA increases at the Company's Ukrainian operations of $1,428,000, the Company's Slovenian operations of $1,639,000 and the Company's Slovakian operations of $939,000, partially offset by a decrease in the EBITDA of the Company's Romanian operations of $324,000.

The Company's Ukrainian operations' EBITDA increased by $1,428,000 to $1,545,000 for the second quarter of 2001 from $117,000 for the second quarter of 2000. This increase was achieved as a result of an increase of $1,631,000 in Studio 1+1's net revenues for the second quarter of 2001 compared to the second quarter of 2000 partially offset by an increase of $203,000 in operating costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian television advertising market.

The Company's Slovenian operations' EBITDA increased by $1,639,000 to $3,877,000 for the second quarter of 2001 compared to $2,238,000 for the second quarter of 2000. The increase was primarily as a result of additional revenues of $2,488,000, partially offset by additional operating costs of $849,000. Net revenues and operating costs of $1,472,000 and $1,044,000, respectively, were attributable to Kanal A. POP TV's net revenues increased by $1,016,000 primarily as a result of additional revenues derived from cross-selling to Kanal A's advertising clients. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately 813,843,000 Slovenian Tolars (SIT), or 56%, for the second quarter of 2001 compared to the second quarter of 2000. Approximately 46% of the SIT813,843,000 increase was attributable to Kanal A.

The Company's Slovakian operations' EBITDA increased by $939,000 to $3,061,000 for the second quarter of 2001 compared to $2,122,000 for the second quarter of 2000. This increase was as a result of an increase in net revenues of $240,000 and a decrease in operating costs of $699,000 for the second quarter of 2001 compared to the second quarter of 2000. The decrease in operating costs was primarily as a result of a lower program syndication charges.

The Company's Romanian operations' EBITDA decreased by $324,000 to $983,000 for the second quarter of 2001 compared to $1,307,000 for the second quarter of 2000. This decrease was as a result of a decrease of $1,516,000 in net revenues which was partially offset by a decrease of $1,192,000 in operating costs for the first quarter of 2001 compared to first quarter of 2000. The reduction in net revenues is a result of the apparent negative economic climate in Romania causing advertisers to reduce their advertising budgets in the first six months of 2001 and in response, the Company has attempted to reduce operating costs.

For the reasons described above total combined EBITDA increased by $3,682,000 from $5,784,000 for the second quarter of 2000 to $9,466,000 for the second quarter of 2001.

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

The exchange rates at the end of and for the periods indicated are shown in the table below.
	Balance Sheet			Income Statement
	At June 30,	At December 31,		Weighted average for the six months ending June 30,
	2001	2000	% change	2001	2000	% change
Slovak koruna equivalent of $1.00	49.27	47.39	(4.0)%	48.73	44.26	(10.1)%
Slovenian tolar equivalent of $1.00	256.29	227.38	(12.7)%	243.06	213.70	(13.7)%
German mark equivalent of $1.00	2.31	2.08	(11.1)%	2.25	2.09	(7.7)%
Romanian lei equivalent of $1.00	29,146	25,880	(12.6)%	27,582	19,545	(41.1)%
Czech koruna equivalent of $1.00	39.38	37.81	(4.2)%	38.45	37.51	(2.5)%
Ukrainian hryvna equivalent of $1.00	5.38	5.43	1.0%	5.40	5.44	0.7%

The Company's results of operations and financial position during the three and six months ended June 30, 2001 were impacted by changes in foreign currency exchange rates since December 31, 2000.

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

The Company's net revenues increased by $648,000, or 3%, to $20,603,000 for the second quarter of 2001 from $19,955,000 for the second quarter of 2000. The increase was primarily attributable to an increase in net revenues the Company's Slovenian operations which were partially offset by decreases at the Company's Romanian operations and the consolidated entities of the Company's Ukrainian operations. The net revenues of the Company's Slovenian operations increased by $2,488,000, or 37%, for the second quarter of 2001 compared to the second quarter of 2000. This increase is primarily attributable to additional revenues as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. However, the increase would have been even greater had the US dollar not continued to appreciate against the Slovenian tolar (SIT) in the second quarter of 2001. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately SIT813,843,000, or 56%, for the second quarter of 2001 compared to the second quarter of 2000. Approximately 46% of the SIT813,843,000 increase was attributable to Kanal A. The Company's Romanian operation's net revenues decreased by $1,516,000, or 15%, for the second quarter of 2001 compared to the second quarter of 2000. This decrease is as a result of the apparent negative economic climate in Romania causing advertisers to reduce their advertising budgets in 2001. The Company is in the process of reviewing its operations in Romania, but anticipates that it is likely that net revenues for 2001 will fall significantly below the 2000 net revenue figure of $39,591,000. The net revenues of the consolidated entities of the Company's Ukrainian operations decreased by $109,000, or 5%, for the second quarter of 2001 compared to the second quarter of 2000. The decrease in net revenues (net revenues representing gross revenues less discounts and agency commissions) was as a result of a one-time initial commission payment in June to Video International, the Company's advertising partner in Ukraine.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $8,471,000, or 35%, to $15,796,000 for the second quarter of 2001 from $24,267,000 for the second quarter of 2000. The decrease in total station operating costs and expenses was primarily attributable to reductions at the Company's Ukrainian, Romanian and Czech Republic operations partially offset by an increase at the Company's Slovenian operations. The station operating costs and expenses of the Company's Slovenian operations increased by $791,000 primarily as a result of additional station operating costs and expenses attributable to Kanal A. The Company's Czech Republic operations recorded a decrease of $222,000 in station operating costs and expenses for the second quarter of 2001 compared to the second quarter of 2000 primarily as a result of a reduction in depreciation of station fixed assets and other intangibles. The Company's Romanian operations recorded a decrease of $1,507,000 in station operating costs and expenses for the second quarter of 2001 compared to the second quarter of 2000 as a result of reductions in production expenses and depreciation of station fixed assets and other intangibles. The Company's Ukrainian operations recorded a decrease of $7,533,000 in station operating costs and expenses for the second quarter of 2001 compared to the second quarter of 2000 primarily as a result of the Company's review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent decision to write the goodwill down in the second quarter of 2000.

Station selling, general and administrative expenses decreased by $914,000, or 21%, to $3,492,000 for the second quarter of 2001 from $4,406,000 for the second quarter of 2000. The decrease in station selling, general and administrative expenses was primarily attributable to decreases at the Company's Romanian and Czech Republic operations. The Company's Romanian operations decreased station selling, general and administrative expenses by $214,000 primarily as a result of a decrease in most expense categories, partially off-set by an increase in the bad debt provision. The Company's Czech Republic operations decreased station selling, general and administrative expenses by $923,000 primarily as a result of a decrease in other administrative costs. The Company's Ukrainian operations recorded an increase in station selling, general and administrative expenses of $90,000 primarily as a result of an increase in travel and entertainment and facility expenses. The Company's Slovenian operations recorded an increase in station selling, general and administrative expenses of $133,000 as primarily as a result of additional selling, general and administrative expenses attributable to Kanal A.

Corporate operating costs and development expenses for the second quarter of 2001 and 2000 were $3,549,000 and $2,584,000, respectively, an increase of $965,000, or 37%. This increase is primarily due to increased legal costs relating to the dispute between CNTS and CET see Part II, Item 1, "Legal Proceedings".

Amortization of goodwill and allowance for development costs for the second quarter of 2001 was $354,000 compared to $418,000 for second quarter of 2000. This decrease was as a result of the full amortization of certain license costs relating to the Company's Romanian operations during 2000.

As a result of the above factors, the Company generated an operating loss of $2,588,000 for the second quarter of 2001 compared to an operating loss of $11,720,000 for the second quarter of 2000.

Equity in income of unconsolidated affiliates was $3,737,000 for the second quarter of 2001 compared to $737,000 for the second quarter of 2000. This increase of $3,000,000 is as a result of the Company's share of the net income of $1,678,000 from its Slovakian operations for the second quarter of 2001 compared to $343,000 for the second quarter of 2000 and the Company's share of the net income of $2,059,000 from its Ukrainian operations that are not consolidated for the second quarter of 2001 compared to $394,000 for the second quarter of 2000.

Net interest and other expense decreased by $3,129,000 to $3,780,000 for the second quarter of 2001 from $6,909,000 for the second quarter of 2000 as a result of the Company increasing its provision for interest charges relating to Romanian tax obligations in the three months ended June 30, 2000.

A net foreign currency exchange gain of $1,993,000 for the second quarter of 2001 compares to a net foreign currency exchange loss of $2,204,000 for the second quarter of 2000. The increase in the foreign currency exchange gain is a result of the effect of a weaker Deutsche mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS. This increase was partially offset by losses on non-US dollar denominated assets and the re-translation of US dollar denominated obligations held by the Company's non-US Subsidiaries. In addition, the Company recorded a foreign exchange loss as a result of a dividend declared (but not paid) by CNTS in the second quarter of 2000.

During the second quarter of 2000 a gain of $17,186,000 was recorded as a result of SBS Broadcasting S.A. exercising its call option to purchase the ITI Note Option Agreement from the Company.

Provision for income taxes decreased by $52,000 to $155,000 for the second quarter of 2001 from a provision of $207,000 for the second quarter of 2000.

Minority interest in loss of consolidated subsidiaries was $8,000 for the second quarter of 2001 compared to $12,000 for the second quarter of 2000.

As a result of these factors, the net loss of the Company was $785,000 for the second quarter of 2001 compared to a net loss of $3,105,000 for the second quarter of 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

The Company's net revenues increased by $1,283,000, or 4%, to $36,608,000 for the first six months of 2001 from $35,325,000 for the first six months of 2000. The increase was primarily attributable to an increase in net revenues at the consolidated entities of the Company's Ukrainian and Slovenian operations which were partially offset by a decrease at the Company's Romanian operations. The net revenues of the Company's Slovenian operations increased by $4,263,000, or 40%, for the first six months of 2001 compared to the first six months of 2000. This increase is primarily attributable to additional revenues as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. However, the increase would have been even greater had the US dollar not continued to appreciate against the Slovenian tolar (SIT) in the first six months of 2001. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately SIT1,352,788,000, or 59%, for the first six months of 2001 compared to the first six months of 2000. Approximately 57% of the SIT1,352,788,000 increase was attributable to Kanal A. The Company's Romanian operations' net revenues decreased by $3,090,000, or 17%, for the first six months of 2001 compared to the first six months of 2000. This decrease is as a result of the apparent negative economic climate in Romania causing advertisers to reduce their advertising budgets in 2001. The Company is in the process of reviewing its operations in Romania, but anticipates that it is likely that net revenues for 2001 will fall significantly below the 2000 net revenue figure of $39,591,000. The net revenues of the consolidated entities of the Company's Ukrainian operations increased by $126,000, or 3%, for the first six months of 2001 compared to the first six months of 2000. The increase in net revenues (net revenues representing gross revenues less discounts and agency commissions) was as a result of the continuing recovery of the Ukrainian television advertising market off-set by a one-time initial commission payment in June to Video International, the Company's advertising partner in Ukraine.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $9,780,000, or 23%, to $32,501,000 for the first six months of 2001 from $42,281,000 for the first six months of 2000. The decrease in total station operating costs and expenses was primarily attributable to reductions at the Company's Ukrainian, Romanian and Czech Republic operations partially offset by an increase at the Company's Slovenian operations. The station operating costs and expenses of the Company's Slovenian operations increased by $2,145,000 primarily as a result of additional station operating costs and expenses attributable to Kanal A. CNTS recorded a decrease of $1,407,000 in station operating costs and expenses for the first six months of 2001 compared to the first six months of 2000 primarily as a result of reduced salaries and depreciation of station fixed assets and other intangibles. The Company's Romanian operations recorded a decrease of $2,560,000 in station operating costs and expenses for the first six months of 2001 compared to the first six months of 2000 as a result of reductions in production expenses and depreciation of station fixed assets and other intangibles. The Company's Ukrainian operations recorded a decrease of $7,958,000 in station operating costs and expenses for the first six months of 2001 compared to the first six months of 2000 primarily as a result of the Company's review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent decision to write the goodwill down in the second quarter of 2000.

Station selling, general and administrative expenses decreased by $690,000, or 8%, to $8,064,000 for the first six months of 2001 from $8,754,000 for the first six months of 2000. The decrease in station selling, general and administrative expenses was primarily attributable to decreases at the Company's Czech Republic and Romanian operations. The Company's Czech Republic operations decreased station selling, general and administrative expenses by $1,151,000 primarily as a result of a decrease in other administrative costs and marketing. The Company's Romanian operations decreased station selling, general and administrative expenses by $66,000 primarily as a result of a decrease in most expense categories, partially off-set by an increase in the bad debt provision. The Company's Ukrainian operations recorded an increase in station selling, general and administrative expenses of $300,000 primarily as a result of an increase in travel and entertainment expenses. The Company's Slovenian operations recorded an increase in station selling, general and administrative expenses of $227,000 as primarily as a result of additional selling, general and administrative expenses attributable to Kanal A.

Corporate operating costs and development expenses for the first six months of 2001 and 2000 were $5,830,000 and $4,906,000, respectively, an increase of $924,000, or 19%. This increase is primarily due to increased legal costs relating to the dispute between CNTS and CET see Part II, Item 1, "Legal Proceedings".

Amortization of goodwill and allowance for development costs for the first six months of 2001 was $707,000 compared to $836,000 for first six months of 2000. This decrease was as a result of the full amortization of certain license costs relating to the Company's Romanian operations during 2000.

As a result of the above factors, the Company generated an operating loss of $10,494,000 for the first six months of 2001 compared to an operating loss of $21,452,000 for the first six months of 2000.

Equity in income of unconsolidated affiliates was $4,066,000 for the first six months of 2001 compared to an equity in loss of unconsolidated affiliates of $494,000 for the first six months of 2000. This change of $4,560,000 is as a result of the Company's share of the net income of $1,157,000 from its Slovakian operations for the first six months of 2001 compared to the Company's share of the net loss of $724,000 for the first six months of 2000 and the Company's share of the net income of $2,909,000 from its Ukrainian operations that are not consolidated for the first six months of 2001 compared to $230,000 for the first six months of 2000.

Net interest and other expense decreased by $4,214,000 to $6,399,000 for the first six months of 2001 from $10,613,000 for the first six months of 2000 as a result of the Company increasing its provision for interest charges relating to Romanian tax obligations in the six months ended June 30, 2000.

A net foreign currency exchange gain of $3,808,000 for the first six months of 2001 compares to a net foreign currency exchange loss of $1,246,000 for the first six months of 2000. The increase in the foreign currency exchange gain is a result of the effect of a weaker Deutsche mark on the Deutsche mark denominated portion of CME's Senior Notes obligations and the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS. This increase was partially offset by losses on non-US dollar denominated assets and the re-translation of US dollar denominated obligations held by the Company's non-US Subsidiaries. In addition, the Company recorded a foreign exchange loss as a result of a dividend made by CNTS in February 2000 and a foreign exchange loss on the CNTS dividend declared (but not paid)in the second quarter of 2000.

During the first six months of 2000 a gain of $17,186,000 was recorded as a result of SBS Broadcasting S.A. exercising its call option to purchase the ITI Note Option Agreement from the Company.

A gain on discharge of obligation of $5,188,000 was recorded in the first quarter of 2001. This represents a debt the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. See Part II, Item 1,"Legal Proceedings".

Provision for income taxes increased by $122,000 to $311,000 for the first six months of 2001 compared to $189,000 for the first six months of 2000.

Minority interest in loss of consolidated subsidiaries was $71,000 for the first six months of 2001 compared to $34,000 for the first six months of 2000.

As a result of these factors, the net loss of the Company was $4,071,000 for the first six months of 2001 compared to a net loss of $16,774,000 for the first six months of 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $5,715,000 for the six months ended June 30, 2001 compared to $13,312,000 for the six months ended June 30, 2000. The change of $7,597,000 is primarily the result of a lower consolidated net loss being recorded for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 and the Czech tax authorities returning Kc281,790,000 ($7,256,000) in cash to the Company in February 2001 partially off-set by decreases in accounts payable and accrued liabilities.

Net cash provided by investing activities was $2,622,000 for the six months ended June 30, 2001 compared to $31,592,000 for the six months ended June 30, 2000. The decrease of $28,970,000 was primarily attributable to the cash proceeds received as a result of SBS Broadcasting S.A. exercising its call option to purchase the ITI Note Option Agreement from the Company and cash proceeds from the disposal of the Company's Hungarian operations in the first six months of 2000.

Net cash used in financing activities was $440,000 for the six months ended June 30, 2001 compared to $3,191,000 for the six months ended June 30, 2000. The change of $2,751,000 was primarily attributable to the Company not paying any principal on the loan it has outstanding with Ceska Sporitelna ("CS") in the Czech Republic in the first quarter of 2001 and the Company's Romanian operations increased borrowings.

The Company had cash and cash equivalents of $33,707,000 at June 30, 2001 compared to $37,510,000 at December 31, 2000.

The Company has four main tranches of debt. (1) Senior Notes which are denominated in United States dollar, in part, and in German marks, in part. The principal amount of the Senior Notes ($160,396,000) is repayable on their maturity date, August 15, 2004. (2) A loan agreement with CS which had an outstanding principal balance at June 30, 2001 of Kc 335,080,600 ($8,509,000). On July 10, 2001 the Company repaid Kc 85,080,600 to reduce the outstanding principal balance to Kc250,000,000 ($6,348,000). This principal payment is part of the ongoing restructuring of this loan. (3) POP TV's multicurrency $5,000,000 loan with Creditanstalt AG which matures in May 2005, which as of June 30, 2001, was fully drawn. (4) PRO TV's borrowing facility with Tiriac Bank in Romania, which is for $4,000,000 and matures in December 2002. At June 30, 2001, $1,370,000 was borrowed under this facility. The Romanian operations are at present experiencing problems in maintaining sufficient funds to operate and PRO TV, at June 30, 2001, had $2,993,000 drawn under an overdraft facility with Tiriac Bank in Romania. This facility is for $3,000,000 and matures in October 2001.

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. As discussed above, the Senior Notes mature in August 2004. The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part II, Item 1, 'Legal Proceedings'), renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing the Senior Notes, the Company is likely to be unable to continue operations.

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

Republic of Slovenia Tax Audit

The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. (Pro Plus) has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 ($4,187,000). The Slovene authorities have asserted that capital contributions and loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the fixed assets imported as capital contributions would now be subject to customs duties which were not paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts business in a number of foreign currencies. As a result, the Company is subject to foreign currency exchange rate risk. The foreign exchange rate movements of these currencies have an effect on the Company's costs and on the cash flows it receives from certain subsidiaries. The Company does not actively manage this foreign currency exchange rate risk, but does monitor foreign currency exchange rates and, in limited instances, enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at June 30, 2001.

At June 30, 2001, approximately 97% of the Company's debt was maintained with a fixed interest rate. Two of the Company's subsidiaries hold long-term debt under credit facilities that provide for interest at a spread above a basis rate (such as LIBOR). The Company believes that it does not have significant exposure to interest rate fluctuations.

The Company does not utilize derivative financial instruments to hedge against changes in interest rates. The Company believes that it currently has no material exposure to market risk associated with activities in derivative or other financial instruments.

Interest Rate Sensitivity Table as at June 30, 2001
Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US $000s
Total Debt:
Fixed Rate	$ 6,229	$ 3,523	$160,396	-	-
Average Interest Rate	12.3%	12.4%	8.6%	-	-

Variable Rate..	$ 3,745	$ 752	$ 752	$ 752	-
Average Interest Rate	7.5%	7.4%	7.4%	7.4%	-

The above table represents the Company's position as at June 30, 2001. However, as described in 'Liquidity and Capital Resources', on July 10, 2001, the Company's principal loan balance with CS reduced to Kc250,000,000 ($6,348,000) thereby reducing the fixed rate debt in 2002 and 2003.

Interest Rate Sensitivity Table as at December 31, 2000
Expected Maturity Dates	2001	2002	2003	2004	Thereafter
	US $000s
Total Debt:
Fixed Rate	$ 6,664	$ 4,221	-	$ 166,954	-
Average Interest Rate	12.3%	12.0%	-	8.9%	-

Variable Rate..	$ 3,302	$ 825	$ 825	$ 825	$ 824
Average Interest Rate	9.3%	7.1%	7.1%	7.1%	7.1%

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including statements regarding the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets including the anticipated 2001 revenues of the Company's Romanian operations, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For those statements and all other forward looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the relationship with our operating partners, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors.

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

On February 9, 2001, the ICC Arbitration Tribunal issued a final award in this proceeding, finding that Dr. Zelezny had breached the share purchase agreement and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. The Tribunal ordered the Company to return the Nova Consulting shares to Dr. Zelezny, but only after receipt of the money owed by Dr. Zelezny. The Tribunal also rejected Dr. Zelezny's claim for the balance of the purchase price. Dr. Zelezny has not yet complied with the award. The Company is aggressively pursuing enforcement and collection of the award in several legal actions in several jurisdictions and will to continue to do so until the award is satisfied. There can be no assurance that the Company will be able to collect all or any significant part of the award plus accrued interest.

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

On August 9, 1999, CNTS filed a motion in the Regional Commercial Court of Prague for an injunction enjoining CET from entering into service relationships with other companies and further requested the court to declare the Cooperation Contract between CNTS and CET, which expressly identified CET as the license holder and the "television broadcasting operator" of Nova TV, to be in full force and effect. The Regional Commercial Court issued a favorable ruling on May 4, 2000, which was subsequently reversed by a December 14, 2000 ruling from the High Court. CNTS is appealing the High Court ruling to the Supreme Court.

On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over the Company) an investment in the Czech Republic. The claim asserts that the Czech Republic harmed Mr. Lauder's investment in CNTS by, among other things, taking unfair and discriminatory actions by reversing its initial approval of an exclusive relationship between CNTS and CET, and by failing to act to remedy the effects of the improper actions of Dr. Zelezny. Mr. Lauder seeks monetary damages and other relief arising from harm caused to CNTS by the Czech Republic's actions. The arbitration was heard before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law from March 5 to March 14, 2001. A judgement is expected in the latter part of this year.

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted, remedies sought and procedure to be followed are substantially similar to those in the arbitration proceedings initiated by Mr. Lauder against the Czech Republic. The arbitration was heard from April 23, to May 2, 2001, in Stockholm, Sweden. A judgement is expected in the latter part of this year.

The owners of Markiza-Slovakia s.r.o. the license holding company and our partner in STS, Slovakia, continue in the dispute concerning their ownership of Markiza-Slovakia s.r.o., and the matter remains unresolved. The scope of the dispute may extend to further parties who allegedly acquired an interest in Markiza-Slovakia s.r.o., from one of its participants which may further prolong the disputes. Until the dispute over the ownership of the license holding company is resolved, restructuring of our operation in Slovakia under the new Media Act may be problematic.

Earlier this year, the Company was requested by the US Attorney in the Southern District of New York to provide information on possible violation of the Foreign Corrupt Practices Act as regarding the license application in Ukraine in 1996. The Company complied with this request.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on May 14, 2001.

a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of CME until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified. The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:
	For	Withheld
Ronald S. Lauder	11,450,529	1,924
Frederic T. Klinkhammer	11,450,529	1,924
Nicolas G. Trollope	11,450,529	1,924
Alfred W. Langer	11,450,529	1,924
Jacob Z. Schuster	11,450,529	1,924
Marie-Monique Steckel	11,450,529	1,924

b. The financial statements of CME for the fiscal year ended December 31, 2000, together with the auditor's report thereon, were approved, with 11,450,529 votes cast for approval, 672 votes cast against approval and 1,312 votes abstaining.

c. The proposal to appoint Arthur Andersen as auditors of CME and to authorize the directors to approve their fees was approved, with 11,450,529 votes cast for approval, 271 votes cast against approval and 1,412 abstaining.

Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.1 Employment Agreement between CME Development Corporation and Robert E. Burke dated July 6, 2001.

b) Reports on Form 8-K

No reports on Form-8K were filed in the second quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001	/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer Chief Executive Officer (Duly Authorized Officer)

Date: August 10, 2001	/s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President - Finance (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
Page
10.1	Employment Agreement between CME Development Corporation and Robert E. Burke dated July 6, 2001.	34