Form 10-Q
period 2001-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2001-11-13
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[--] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

(Exact name of registrant as specified in its charter)
BERMUDA	N/A
(State or other jurisdiction of incorporation and organisation)	(IRS Employer Identification No.)
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)
Clarendon House, Church Street, Hamilton	HM CX Bermuda
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [--]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of November 1, 2001
Class A Common Stock, par value $0.08	2,313,346
Class B Common Stock, par value $0.08	991,842

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2001

INDEX

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)
	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................................................................	$24,820	$37,510
Restricted cash....................................................................................................	127	1,527
Accounts receivable (net of allowances of $6,036, $3,539)................................	19,788	23,785
Program rights costs............................................................................................	7,557	7,090
Advances to affiliates...........................................................................................	8,535	9,081
Income taxes receivable......................................................................................	-	7,452
Other short-term assets......................................................................................	7,505	5,221
Total current assets................................................................................................	68,332	91,666
Investments in unconsolidated affiliates..............................................................	20,634	20,428
Loans to affiliates.................................................................................................	9,015	15,606
Property, plant and equipment (net of depreciation of $63,655, $63,343)..........	26,978	32,824
Program rights costs............................................................................................	5,804	6,305
License costs and other intangibles (net of amortization of $7,269, $6,609).......	2,682	2,158
Goodwill (net of amortization of $86,862, $90,674).............................................	17,861	20,909
Deferred tax asset................................................................................................	175	175
Other assets.........................................................................................................	5,833	7,028
Total assets.............................................................................................................	$157,314	$197,099

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued)

(US$000s, except share and per share data)
	September 30, 2001 (Unaudited)	December 31, 2000
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.............................................................	$41,648	$50,799
Duties and other taxes payable............................................................................	12,358	11,421
Income taxes payable..........................................................................................	778	374
Current portion of credit facilities and obligations under capital leases...............	4,799	10,006
Investments payable............................................................................................	1,256	6,444
Advances from affiliates.......................................................................................	2,032	2,241
Total current liabilities............................................................................................	62,871	81,285
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities and obligations under capital leases..........	10,162	8,078
$100,000,000 9⅜% Senior Notes due 2004.....................................................	99,936	99,920
DM 140,000,000 8⅛% Senior Notes due 2004................................................	65,907	67,034
Other liabilities......................................................................................................	3,567	6,493
Total non-current liabilities....................................................................................	179,572	181,525
Minority interests in consolidated subsidiaries.....................................................	103	167
Commitments and Contingencies
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at September 30, 2001 and December 31, 2000; issued and outstanding : 2,313,346 at September 30, 2001 and December 31, 2000...............	185	185
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at September 30, 2001 and December 31, 2000; issued and outstanding : 991,842 at September 30, 2001 and December 31, 2000..................	79	79
Additional paid-in capital......................................................................................	356,385	356,385
Accumulated deficit..............................................................................................	(434,363)	(415,716)
Accumulated other comprehensive loss..............................................................	(7,518)	(6,811)
Total shareholders' deficit......................................................................................	(85,232)	(65,878)
Total liabilities and shareholders' deficit..............................................................	$157,314	$197,099

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data)

(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
Gross revenues.....................................................................	$16,503	$16,386	$62,886	$59,392
Discounts and agency commissions.....................................	(2,913)	(2,446)	(12,688)	(10,127)
Net revenues.........................................................................	13,590	13,940	50,198	49,265
STATION EXPENSES:
Other operating costs and expenses................................	7,404	8,217	25,769	26,150
Amortization of programming rights..................................	2,669	3,712	10,803	11,834
Depreciation of station fixed assets and other intangibles	2,765	3,739	8,767	19,965
Total station operating costs and expenses......................	12,838	15,668	45,339	57,949
Selling, general and administrative expenses...................	6,113	4,118	14,177	12,872
CORPORATE EXPENSES:
Corporate operating costs and development expenses....	2,851	2,194	8,681	7,100
Amortization of goodwill....................................................	353	418	1,060	1,254
Operating loss.......................................................................	(8,565)	(8,458)	(19,059)	(29,910)
Equity in income/(loss) of unconsolidated affiliates (Note 4)	(338)	(3,706)	3,728	(4,200)
Net interest and other expense.............................................	(2,450)	(3,507)	(8,849)	(14,121)
Foreign currency exchange gain/(loss), net.........................	(3,082)	4,890	726	3,644
Gain on resolution of disputed investment payable (Note 6)	-	-	5,188	-
Gain on sale of investment....................................................	-	-	-	17,186
Loss before provision for income taxes, minority interest....	(14,435)	(10,781)	(18,266)	(27,401)
Provision for income taxes................................................	(128)	(221)	(439)	(410)
Loss before minority interest................................................	(14,563)	(11,002)	(18,705)	(27,811)
Minority interest in loss/(income) of consolidated subsidiaries	(13)	8	58	42
Net Loss..............................................................................	$(14,576)	$(10,994)	$(18,647)	$(27,769)
PER SHARE DATA:

Basic and diluted net loss per share (Note 5).....................	$(4.41)	$(3.33)	$(5.64)	$(8.40)
Weighted average common shares used in computing per share amounts:
Basic and diluted..................................................................	3,305	3,305	3,305	3,305

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(US$000s)

(Unaudited)
	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Capital Surplus	Accumulated (Deficit) (a)	Accumulated Other Comprehensive Income/(Loss) (b)	Total Shareholders' (Deficit)
BALANCE, December 31, 2000		185	79	356,385	(415,716)	(6,811)	(65,878)
Comprehensive income/(loss):
Net loss........................................	(18,647)				(18,647)		(18,647)
Other comprehensive income:
Unrealized translation adjustments	(707)					(707)	(707)
Comprehensive loss......................	$ (19,354)
BALANCE, September 30, 2001		$185	$79	$356,385	$(434,363)	$(7,518)	$(85,232)
(a) Of the accumulated deficit of $434,363 at September 30, 2001, $95,923 represents accumulated losses in unconsolidated affiliates. (b) Represents foreign currency translation adjustments.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s)

(Unaudited)
	For the nine months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................................................	$(18,647)	$(27,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income)/loss of unconsolidated affiliates.............................	(3,728)	4,200
Depreciation and amortization..........................................................	25,240	34,121
Gain on resolution of disputed investment payable...........................	(5,188)	-
Gain on disposal of investment.............................................................	-	(17,186)
Minority interest in loss of consolidated subsidiaries...........................	(58)	(42)
Foreign currency exchange (gain)/loss, net.........................................	(726)	(3,644)
Accounts receivable............................................................................	(227)	1,873
Cash paid for program rights...............................................................	(12,259)	(10,562)
Advances to affiliates...........................................................................	3,403	(537)
Other short-term assets........................................................................	4,871	1,832
Accounts payable and accrued liabilities.............................................	(7,651)	4,140
Income and other taxes payable........................................................	1,367	(1,841)
Net cash used in operating activities......................................................	(13,603)	(15,415)
CASH FLOWS FROM INVESTING ACTIVITIES:
Other investments..............................................................................	-	(287)
Cash proceeds from disposal of discontinued operations...................	-	4,416
Cash proceeds from disposal of investment.......................................	-	37,250
Restricted cash...................................................................................	1,348	(8,788)
Acquisition of fixed assets................................................................	(1,536)	(891)
Proceeds from disposal of fixed assets............................................	533	-
Loans and advances to affiliates........................................................	2,796	247
License costs, other assets and intangibles.....................................	670	(1,429)
Net cash provided by investing activities...............................................	3,811	30,518
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases.............................	(2,822)	(4,466)
Other long-term liabilities.................................................................	-	2
Net cash used in financing activities.....................................................	(2,822)	(4,464)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH.................	(76)	(2,010)
Net (decrease)/increase in cash and cash equivalents.............................	(12,690)	8,629
CASH EQUIVALENTS, beginning of period............................................	37,510	36,990
CASH EQUIVALENTS, end of period.....................................................	$24,820	$45,619

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest.............................................................................	$14,261	$9,143
Cash paid for income taxes (net of refunds)...........................................	$(7,185)	$288
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Capital lease obligations incurred......................................................	$344	$0
License costs of $1,235 were acquired through the conversion of debt receivable from an affiliated party.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

September 30, 2001

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

These interim statements for the three months and nine months ended September 30, 2001 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's December 31, 2000 audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the SEC on March 15, 2001. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

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

Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME generally owns controlling interests in service companies which provide programming, advertising and other services to the license holding companies. References to PRO TV, POP TV, Kanal A, Markiza TV and the Studio 1+1 Group in this report may be to either the license company or the service companies or both, as the case may be.

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

Romania

The Company's interest in PRO TV is governed by a Co-operation Agreement among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV and Acasa are operated. The Company owns 49% of the equity of PRO TV, SRL which holds 20 of the 23 licenses for the stations which comprise the PRO TV and Acasa network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, SRL. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro SRL, a company owned 44% by CME. The remainder of Media Pro SRL is owned by Messrs. Sarbu and Tiriac. The Company is involved in ongoing disputes with a minority shareholder in MPI including disputes relating to administration, operational and share ownership issues, the effect of which thus far has been to delay certain decisions requiring shareholder approval.

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

Slovak Republic

The Company's interest in Markiza TV is governed by a Participants Agreement dated September 28, 1995 between the Company and Markiza-Slovakia s.r.o., forming Slovenska Televizna Spolocnost, s.r.o. ("STS, Slovakia"). In April 2001, Pavol Rusko, a shareholder in Markiza-Slovakia s.r.o., launched the Alliance of New Citizens ("ANO") political party. Mr. Rusko has publicly stated that Markiza TV will not be used to further the ambitions of the ANO, and the Broadcasting and Retransmission Council ("Slovak Media Council") announced on November 1, 2001 that it would monitor the political content of Markiza TV's news coverage. Should any political activity by Mr. Rusko result in the Slovak Media Council withdrawing the Markiza license, the Company's results of operations and financial position would be adversely affected.

A new Act on Broadcasting and Retransmission ("Media Act") requires that license holding companies file with the Slovak Media Council documentation presenting the current structure and operation of the broadcasting entity. The Slovak Media Council reviewed the filing of the required documentation submitted by the license holding company for Markiza TV in April 2001 but did not officially respond to it. Subsequently, the Company filed a request for clarification of certain imprecisely drafted parts of the Media Act as it relates to the compliance by Markiza TV's license holding company's operations with the Media Act. Non-compliance with the provisions of the Media Act may result in the withdrawal of the television license and consequently the inability of Markiza TV to broadcast its signal.

During an August 2001 meeting with representatives of Markiza-Slovakia s.r.o. and CME, the Slovak Media Council provided the requested clarification on the Media Act and recommended a course of action to ensure Markiza TV's full compliance with the Media Act. These actions include: (1) the entering into an Exclusive Rights Transfer Agreement between Markiza-Slovakia s.r.o., Markiza TV's license holding company and STS, Slovakia, Markiza TV's service company and (2) the transfer of five editorial employees from STS, Slovakia to Markiza-Slovakia s.r.o., on a part-time basis. The Exclusive Rights Transfer Agreement supplements certain provisions of the initial arrangement between STS, Slovakia and Markiza-Slovakia s.r.o., entered into in August 1996. The Company has informed the Slovak Media Council that these measures have all been implemented as of October 1, 2001 and has resubmitted its April 2001 filing. The Company is currently waiting for the Slovak Media Council to confirm Markiza TV's full compliance with the Media Act.

Ukraine

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova"), Ukraine Advertising Holding B.V. ("UAH") and International Media Services ("IMS"). Innova holds 100% of Intermedia, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1, the license holding company in Ukraine. As described in the Company's Annual Report in the 2000 Form 10-K filed on March 15, 2001, on January 1, 2001, Innova, IMS, Intermedia, UAH and Studio 1+1 entered into an agreement with Video International, a Russian based company, to sell advertising for Studio 1+1 on an exclusive basis until the expiration of the broadcasting license in 2006.

 Czech Republic

The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CET 21, spol. s.r.o. ("CET") holds a national terrestrial television broadcast license in the Czech Republic that expires in January 2005. Beginning in 1994, CNTS provided all services connected with TV broadcasting on an exclusive basis including programming, sale of advertisement time, transmission of signals etc. to CET, which broadcasted the Nova TV signal, and Nova TV became one of the most successful television stations in Europe. On August 5, 1999, CET pre-empted CNTS's transmission, terminated its purchase of all other services from CNTS and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. CET carried out these actions with the active support and encouragement of the Council of the Czech Republic for Radio and Television Broadcasting ("Czech Media Council"), which is the state agency responsible for regulating the broadcasting industry in the Czech Republic.

On February 22, 2000, CME Czech Republic B.V. ("CME CR"), a wholly-owned subsidiary of the Company, instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted, remedies sought and procedure to be followed are substantially similar to those in arbitration proceedings initiated by Mr. Lauder, the non-Executive Chairman of the Company's Board of Directors, against the Czech Republic. The arbitration was heard from April 23, to May 2, 2001, in Stockholm, Sweden.

On September 13, 2001, the Tribunal in this arbitration issued a partial award final on liability, finding that, by the actions and in-actions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that CME CR suffered as a result of its violations of the Treaty by payment of the fair market value of CME CR's investment as it was before consummation of the Czech Republic's breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay $1,008,000 to CME CR as a refund to CME CR of its legal costs and expenditures and of its payments of the Tribunal's fees and disbursements. The Czech Republic has indicated that it will seek to challenge the partial award in the Swedish courts. It is expected that hearings to quantify CME CR's damages will take place in the mid part of 2002, and that a final award will be issued by the Tribunal later in 2002. CME will submit to the Tribunal evidence that it believes will demonstrate that these damages exceed $500 million and that, in addition, interest should accrue from 1999. For further information on the Company's disputes in the Czech Republic see Part II, Item 1, "Legal Proceedings".

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

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for our fiscal year ending December 31, 2002, and does not anticipate that it will have a material impact on our consolidated financial results.

3. Segment Data

The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Romania (PRO TV, Media Vision and Video Vision), the Slovak Republic (Markiza TV), Slovenia (POP TV and Kanal A), Ukraine (the Studio 1+1 Group) and the Czech Republic (CNTS). Each operating segment provides products and services as further described below.

The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail on EBITDA. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. The following table represents a reconciliation between the EBITDA basis upon which the Company evaluates the performance of its combined entities, as stated in the Selected Combined Financial Information in Part I, Item 2, and the Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000:
	SEGMENT FINANCIAL INFORMATION (US$000s)
	Net Revenues		EBITDA		Net Revenues		EBITDA
	For the three months ended September 30,				For the nine months ended September 30,
	2001	2000	2001	2000	2001	2000	2001	2000
Station
Romania (1)	$6,981	$7,368	$(2,102)	$(1,561)	$22,651	$26,128	$(3,499)	$(1,323)
Slovak Republic (Markiza TV)	6,247	5,398	(277)	(1,814)	22,801	21,965	2,820	345
Slovenia (POP TV and Kanal A)(2)	4,323	3,741	310	(228)	19,372	14,527	4,857	2,241
Ukraine (Studio 1+1 Group)	3,691	2,926	(686)	(769)	14,234	10,521	1,742	(1,103)
Total Combined Operations Net Revenue / EBITDA	21,242	19,433	(2,755)	(4,372)	79,058	73,141	5,920	160

Reconciliation to Consolidated Statement of Operations:
Other Consolidated Entities:
Czech Republic (CNTS) (3)	215	746	189	(55)	1,325	1,867	(24)	(1,609)
Corporate Expenses	-	-	(3,204)	(2,612)	-	-	(9,741)	(8,354)
Unconsolidated Affiliates:
Ukraine (Studio 1+1) (4)	(1,620)	(841)	(307)	519	(7,384)	(3,783)	(3,627)	221
Slovak Republic (MarkizaTV)	(6,247)	(5,398)	277	1,814	(22,801)	(21,965)	(2,820)	(345)
Other Operations (Hungary)	-	-	-	(13)	-	5	-	(18)
Station Depreciation	-	-	(2,765)	(3,739)	-	-	(8,767)	(19,965)
Net Revenues / Operating Loss	$13,590	$13,940	$(8,565)	$(8,458)	$50,198	$49,265	$(19,059)	$(29,910)

(1) Romanian entities consist of PRO TV, Media Vision and Video Vision.

(2) The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the three and nine months ended September 30, 2000 only represent results for POP TV.

(3) As a result of the dispute between CNTS and CET (see Part II, Item 1, "Legal Proceedings"), the Company does not view its business in the Czech Republic as long-term.

(4) These figures represent the difference between the consolidated data as stated in the Consolidated Statement of Operations and the combined data (which includes Studio 1+1 entities which are not accounted for under the equity method) as stated in the Selected Combined Financial Information in Part 1, Item 2.

4. Summary Financial Information for Unconsolidated Affiliates
	Markiza TV		Studio 1+1
	September 30, 2001	December 31, 2000	September 30, 2001	December 31, 2000
	$000s	$000s	$000s	$000s
Current assets..........	$12,785	$13,206	$2,616	$2,976
Non-current assets...	11,580	10,567	1,360	1,452
Current liabilities........	(12,218)	(12,432)	(6,993)	(10,396)
Non-current liabilities	(1,636)	(1,121)	-	-
Net assets..............	$10,511	$10,220	$(3,017)	$(5,968)

	Markiza TV
	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
	$000s	$000s	$000s	$000s
Net revenues...........	6,247	5,398	22,801	21,965
Operating profit/(loss)	(829)	(2,908)	1,145	(2,624)
Net profit/(loss)......	(711)	(4,028)	267	(2,632)
	Studio 1+1
	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
	$000s	$000s	$000s	$000s
Net revenues...........	3,024	1,923	11,331	6,698
Operating profit/(loss)	145	(624)	3,220	(570)
Net profit/(loss)......	43	(665)	2,952	(456)

The Company's share of income in Unconsolidated Affiliates (after inter-company eliminations) for the nine months ended September 30, 2001 was $2,952,000 for certain entities of the Studio 1+1 Group and $776,000 for Markiza TV.

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
	For the three months ended September 30,
	Net Loss		Common Shares		Net Loss per Common Share
	2001	2000	2001	2000	2001	2000
Basic EPS
Net loss attributable to common stock	$(14,576)	$(10,994)	3,305	3,305	$(4.41)	$(3.33)
Effect of dilutive securities: stock options	-	-	-	-	-	-

Diluted EPS
Net loss attributable to common stock and assumed option exercises	$(14,576)	$(10,994)	3,305	3,305	$(4.41)	$(3.33)
	For the nine months ended September 30,
	Net Loss		Common Shares		Net Loss per Common Share
	2001	2000	2001	2000	2001	2000
Basic EPS
Net loss attributable to common stock	$(18,647)	$(27,769)	3,305	3,305	$(5.64)	$(8.40)
Effect of dilutive securities: stock options	-	-	-	-	-	-

Diluted EPS
Net loss attributable to common stock and assumed option exercises	$(18,647)	$(27,769)	3,305	3,305	$(5.64)	$(8.40)

Diluted EPS for the three and nine months ended September 30, 2001 and 2000 do not include the impact of stock options then outstanding as their inclusion would be anti-dilutive.

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

The Company's national private television stations and networks in Slovakia and Slovenia had the leading nationwide audience shares for 2000 and the first nine months of 2001. The Company's television network in Romania had the leading average audience share within its area of broadcast reach for 2000 and the first nine months of 2001. The Company's television network in Ukraine had the leading average prime time audience share for the last three months of 2000 and the first nine months of 2001.

Overview

The operating results for the nine months ended September 30, 2001 in the Slovak Republic, Slovenia and Ukraine exceeded the Company's expectations. The results of the Company's Romanian operations for the nine months ended September 30, 2001 are significantly below expectations despite positive economic growth as strong sales competition has caused major advertisers to reallocate or reduce their advertising budgets in Romania during 2001. Consequently, the Romanian operations are experiencing problems in maintaining sufficient funds to operate, and after a management review the Romanian bad debt provision was increased by $2,750,000. This provision may be increased in the fourth quarter if collection of accounts receivable do not improve. The Company continues to work with its Romanian partners to reduce costs to a sustainable level and there are strong indications that this objective will be achieved in the fourth quarter of 2001.

The results of the Slovenian operations have improved considerably compared to the corresponding period of 2000 as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. The results of the Ukrainian operations continue to show a marked improvement compared to the corresponding period of 2000. This is due to the continued recovery of the Ukrainian advertising market, a restructured sales force at Studio 1+1 and improved audience shares. However, the Ukrainian advertising market remains competitive and volatile. Additionally, it is anticipated that there will be a significant increase in the program acquisition costs in 2002 to respond to the prevailing market conditions.

The results of the Company's Slovak operations are in line with the general economic recovery in the Slovak Republic. On November 1, 2001, the Slovak Media Council announced theyit would monitor the political content of Markiza TV's news coverage as a result of Mr. Rusko, a shareholder in Markiza-Slovakia s.r.o., launching the ANO political party. On October 23, 2001, the Slovak Media Council awarded a TV transmission license to TV Global, a company controlled by Ceska Produckcni 2000, managed by Vladimir Zelezny. Should TV Global capture a significant portion of the advertising market in the Slovak Republic it would adversely affect the results of the Company's Slovak operations.

Following the dispute between CNTS and CET (see Part II, Item 1 "Legal Proceedings"), the Company has decided to minimize operations in the Czech Republic. On July 31, 2001, 47 of the 56 remaining staff at CNTS had their employment terminated. The Company has complied with all applicable labor laws in relation to these terminations. In addition, the sale of much of the peripheral equipment and technology at CNTS has generated cash and receivables of approximately $2,000,000.

The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. The impact of the slowdown in the US and Western European economies on the markets in which the Company operates cannot be determined at this time. Should the major fast-moving consumer goods("FMCG") multinationals decide to restrict their European expenditures, there may be an adverse material effect on the Company's financial position, results of operations and cash flows. To date there has been no indication that this will occur.

The Company, through a wholly-owned subsidiary, is still party to arbitration proceedings against the Czech Republic. See Part II, Item 1, "Legal Proceedings". On September 13, 2001, the Tribunal in this arbitration issued a partial award, finding the Czech Republic liable for breaches of the Netherlands-Czech Bilateral Investment Treaty. This partial award establishes a second round of hearings to quantify damages. Should the Company receive and collect a substantial award, the Company may be in a position to refinance or otherwise satisfy its Senior Notes, which currently have $165,843,000 of principal outstanding (the "Senior Notes"), on or before August 15, 2004. There can be no assurance that the Company will be awarded substantial damages in the second round of hearings, and if awarded such damages, that the Company will be able to collect the award. If substantial damages are not awarded and collected, the Company is likely to experience difficulties in refinancing the Senior Notes without additional external investment or a significant improvement in the financial performance of the operating companies, including a major growth in the advertising markets in which it operates. If the Company is unsuccessful in refinancing the Senior Notes, the Company is likely to be unable to continue operations. See "Liquidity and Capital Resources".

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

The primary internal sources of cash available for corporate operating costs and development expenses are dividends and other distributions from Subsidiaries. The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles Subsidiaries, the Company's voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company cannot compel the distributions of dividends by Markiza TV. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999. See Part II, Item 1,"Legal Proceedings".

Selected Combined and Attributable Financial Information

The following tables are neither required by US GAAP nor intended to replace the Consolidated Financial Statements prepared in accordance with US GAAP. The tables set forth certain combined and attributable financial information for the three and nine months ended September 30, 2001 and 2000 for the Company's operating entities. This financial information departs materially from US GAAP. The tables are presented solely for additional analysis and not as a presentation of results of operations of each component. Inter-company transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

In the table "Selected Combined Financial Information", revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 Group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's US GAAP Consolidated Financial Statements as of September 30, 2001.

	SELECTED COMBINED FINANCIAL INFORMATION (1)
	Three months ended September 30,
	(US $000s - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2001	2000	2001	2000	2001	2000
Romania (2)...............................	$6,981	$7,368	$(2,102)	$(1,561)	$(1,904)	$(785)
Slovak Republic (Markiza TV)........	6,247	5,398	(277)	(1,814)	232	(696)
Slovenia (POP TV and Kanal A) (3)	4,323	3,741	310	(228)	(317)	181
Ukraine (Studio 1+1 Group).........	3,691	2,926	(686)	(769)	(1,134)	(281)
Total Stations...........................	$21,242	$19,433	$(2,755)	$(4,372)	$(3,123)	$(1,581)

	SELECTED COMBINED FINANCIAL INFORMATION (1)
	Nine months ended September 30,
	(US $000s - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2001	2000	2001	2000	2001	2000
Romania (2)...............................	$22,651	$26,128	$(3,499)	$(1,323)	$(2,285)	$(767)
Slovak Republic (Markiza TV)........	22,801	21,965	2,820	345	3,741	1,883
Slovenia (POP TV and Kanal A) (3)	19,372	14,527	4,857	2,241	4,540	3,145
Ukraine (Studio 1+1 Group).........	14,234	10,521	1,742	(1,103)	1,062	(100)
Total Stations...........................	$79,058	$73,141	$5,920	$160	$7,058	$4,161

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) Romanian entities consist of PRO TV, Media Vision and Video Vision.

(3) The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the three and nine months ended September 30, 2000 only represent results for POP TV.

	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
	Three months ended September 30,
	(US $000s - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2001	2000	2001	2000	2001	2000
Romania (2)................................	66%	$4,607	$4,863	$(1,387)	$(1,030)	$(1,257)	$(518)
Slovak Republic (Markiza TV).........	80%	4,998	4,318	(222)	(1,451)	186	(557)
Slovenia (POP TV and Kanal A) (3)	(4)	3,678	3,199	233	(195)	(309)	155
Ukraine (Studio 1+1 Group)......	60%	2,215	1,756	(412)	(461)	(680)	(169)
Total Stations.............................		$15,498	$14,136	$(1,788)	$(3,137)	$(2,060)	$(1,089)

	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION (1)
	Nine months ended September 30,
	(US $000s - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2001	2000	2001	2000	2001	2000
Romania (2)................................	66%	$14,950	$17,244	$(2,309)	$(873)	$(1,508)	$(506)
Slovak Republic (Markiza TV).........	80%	18,241	17,572	2,256	276	2,993	1,506
Slovenia (POP TV and Kanal A) (3)	(4)	16,564	12,421	4,109	1,916	3,828	2,689
Ukraine (Studio 1+1 Group)......	60%	8,540	6,313	1,045	(662)	637	(60)
Total Stations.............................		$58,295	$53,550	$5,101	$657	$5,950	$3,629

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) Romanian entities consist of PRO TV, Media Vision and Video Vision.

(3) The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the three and nine months ended September 30, 2000 only represent results for POP TV.

(4) The Company's economic interest in POP TV and Kanal A is 85.5% and 90% respectively.

EBITDA consists of earnings before interest, income taxes, depreciation and amortization of intangible assets (which does not include programming rights). Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. EBITDA is provided because it is a measure of operating performance commonly used in the television industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with US GAAP for the periods indicated.

"Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less (i) station operating costs and expenses (excluding depreciation and amortization of acquired programming and of intangible assets), (ii) broadcast selling, general and administrative expenses, and (iii) cash program rights costs. Cash program rights costs are included in the period in which payment is made, which may not necessarily correspond to the timing of program use or amortization. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with US GAAP (see the accompanying Consolidated Financial Statements). Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments.

The term "operating costs" used in the discussion of EBITDA immediately below refers to the total of a station's (i) other operating costs and expenses, (ii) amortization of programming rights and (iii) selling, general and administrative expenses.

EBITDA of Combined Operations for the three months to September 30, 2001

The total combined EBITDA for the Company's stations improved by $1,617,000 from negative $4,372,000 for the third quarter of 2000 to negative $2,755,000 for the third quarter of 2001. This improvement was as a result of EBITDA increases at the Company's Ukrainian operations of $83,000, the Company's Slovenian operations of $538,000, and the Company's Slovak operations of $1,537,000, partially offset by a decrease in the Company's Romanian operations of $541,000.

The Company's Ukrainian operations' EBITDA improved by $83,000 to negative $686,000 for the third quarter of 2001 from negative $769,000 for the third quarter of 2000. This improvement was achieved as a result of an increase of $765,000 in Studio 1+1's net revenues for the third quarter of 2001 compared to the third quarter of 2000, partially offset by an increase of $682,000 in operating costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian advertising market.

The Company's Slovenian operations' EBITDA improved by $538,000 to positive $310,000 for the third quarter of 2001 compared to negative $228,000 for the third quarter of 2000. The improvement was primarily a result of additional revenues of $582,000, partially offset by additional operating costs of $44,000. Net revenues and operating costs of $1,877,000 and $1,090,000, respectively, were attributable to Kanal A. POP TV's net revenues decreased by $627,000 primarily as a result of the mergers of major local beer and soft drink manufacturers leading to a consolidation in their advertising budgets, and reduced advertising spending by the telecommunications industry. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately 192,831,000 Slovenian tolars (SIT), or 34%, for the third quarter of 2001 compared to the third quarter of 2000.

The Company's Slovak operations' EBITDA improved by $1,537,000 to negative $277,000 for the third quarter of 2001 compared to negative $1,814,000 for the third quarter of 2000. This improvement was as a result of an increase in net revenues of $849,000 and a decrease in operating costs of $688,000 for the third quarter of 2001 compared to the third quarter of 2000. The decrease in operating costs was primarily as a result of lower program syndication charges.

The Company's Romanian operations' EBITDA decreased by $541,000 to negative $2,102,000 for the third quarter of 2001 compared to negative $1,561,000 for the third quarter of 2000. This decrease was a result of a net revenue decrease of $387,000 and an increase of $154,000 in operating costs, including an additional $2,750,000 bad debt provision. The reduction in net revenues is a result of strong sales competition causing major advertisers to reallocate or reduce their advertising budgets during 2001 and in response, the Company has attempted to reduce operating costs.

For the reasons described above total combined EBITDA improved by $1,617,000 from negative $4,372,000 for the third quarter of 2000 to negative $2,755,000 for the third quarter of 2001.

Application of Accounting Principles

The results of Markiza TV and certain entities of the Studio 1+1 Group have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations are included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value.

Foreign Currency Translation

The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") and Ukrainian hryvna ("Hrn") and incurs expenses in those currencies as well as German marks, British pounds and United States dollars. The Romanian lei, Slovenian tolar, Ukrainian hryvna and Slovak koruna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including operations in Slovenia, the Slovak Republic and certain entities in Ukraine, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate, while statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

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

The exchange rates at the end of and for the periods indicated are shown in the table below.
	Balance Sheet			Income Statement
	At September 30,	At December 31,		Weighted average for the nine months ending September 30,
	2001	2000	% change	2001	2000	% change
Slovak koruna equivalent of $1.00	47.31	47.39	0.2%	48.61	45.08	(7.8%)
Slovenian tolar equivalent of $1.00	239.58	227.38	(5.4)%	243.32	218.07	(11.6)%
German mark equivalent of $1.00	2.19	2.08	(5.3)%	2.15	2.14	(0.1)%
Romanian lei equivalent of $1.00	30,420	25,880	(17.5)%	28,315	20,527	(37.9)%
Czech koruna equivalent of $1.00	36.92	37.81	2.4%	38.39	38.07	(0.8)%
Ukrainian hryvna equivalent of $1.00	5.33	5.43	1.9%	5.40	5.44	0.7%

The Company's results of operations and financial position during the three and nine months ended September 30, 2001 were impacted by changes in foreign currency exchange rates since December 31, 2000.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

The Company's consolidated net revenues decreased by $350,000, or 3%, to $13,590,000 for the third quarter of 2001 from $13,940,000 for the third quarter of 2000. This decrease was primarily attributable to the decrease in the Romanian net revenues, partially offset by increases in the Slovenian net revenues. The net revenues of the Company's Slovenian operations increased by $582,000, or 16%, for the third quarter of 2001 compared to the third quarter of 2000. This increase is primarily attributable to additional revenues as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. However, the increase would have been even greater had the US dollar not continued to appreciate against the Slovenian tolar (SIT) in the third quarter of 2001. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately SIT192,831,000, or 34%, for the third quarter of 2001 compared to the third quarter of 2000. The Company's Romanian operations' net revenues decreased by $387,000, or 5%, for the third quarter of 2001 compared to the third quarter of 2000. This decrease is as a result of strong sales competition causing major advertisers to reallocate or reduce their advertising budgets in 2001. The Company is in the process of reviewing its operations in Romania, but anticipates that it is likely that net revenues for 2001 will fall significantly below the 2000 net revenue figure of $39,591,000. The net revenues of the consolidated entities of the Company's Ukrainian operations decreased by $14,000, or 1%, for the third quarter of 2001 compared to the third quarter of 2000.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $2,830,000, or 18%, to $12,838,000 for the third quarter of 2001 from $15,668,000 for the third quarter of 2000. The decrease in total station operating costs and expenses was primarily attributable to reductions at the Company's Romanian and Czech Republic operations partially offset by increases at the Company's Slovenian and Ukrainian operations. The station operating costs and expenses of the Company's Slovenian operations increased by $161,000 primarily as a result of additional station operating costs and expenses attributable to Kanal A. The Company's Czech operations recorded a decrease of $346,000 in station operating costs and expenses for the third quarter of 2001 compared to the third quarter of 2000 primarily as a result of a reduction in depreciation of station fixed assets and other intangibles. The Company's Romanian operations recorded a decrease of $2,803,000 in station operating costs and expenses for the third quarter of 2001 compared to the third quarter of 2000 as a result of reductions in production expenses, depreciation of station fixed assets and other intangibles and acquired programme costs. The Company's Ukrainian operations recorded an increase of $158,000 in station operating costs and expenses for the third quarter of 2001 compared to the third quarter of 2000 primarily as a result of the Company's acquired programming and production costs.

Station selling, general and administrative expenses increased by $1,995,000, or 48%, to $6,113,000 for the third quarter of 2001 from $4,118,000 for the third quarter of 2000, attributable to the $2,750,000 increase in the Romanian bad debt provision. The Company's Romania operations increased station selling, general and administrative expenses by $2,312,000 as a result of an additional increase of $2,750,000 in its bad debt provision, deemed necessary after management review. The Company's Ukrainian operations recorded an increase in station selling, general and administrative expenses of $427,000 as a result of an increase in all cost categories excluding taxes and marketing. The Company's Slovenian operations recorded an increase in station selling, general and administrative expenses of $11,000 primarily as a result of additional selling, general and administrative expenses attributable to Kanal A, partially offset by savings in marketing costs. These increases were partially offset by a decrease in station selling, general and administrative expenses in the Company's Czech operations. The Czech operations decreased station selling, general and administrative expenses by $756,000 primarily as a result of a decrease in other administrative costs due to a write back of a provision for legal costs.

Corporate operating costs and development expenses for the third quarter of 2001 and 2000 were $2,851,000 and $2,194,000, respectively, an increase of $657,000, or 30%. This increase is primarily due to increased legal costs relating to the dispute between CNTS and CET. See Part II, Item 1, "Legal Proceedings".

Amortization of goodwill and allowance for development costs for the third quarter of 2001 was $353,000 compared to $418,000 for the third quarter of 2000. This decrease was as a result of the full amortization of certain license costs relating to the Company's Romanian operations during 2000.

As a result of the above factors, the Company generated an operating loss of $8,565,000 for the third quarter of 2001 compared to an operating loss of $8,458,000 for the third quarter of 2000.

Equity in loss of unconsolidated affiliates was $338,000 for the third quarter of 2001 compared to an equity in loss of $3,706,000 for the third quarter of 2000. The improvement of $3,368,000 is a result of the Company's share of the net loss of $381,000 from its Slovak operations for the third quarter of 2001 compared to the Company's share of the net loss $3,035,000 for the third quarter of 2000 and the Company's share of the net income of $43,000 from its Ukrainian operations that are not consolidated for the third quarter of 2001 compared to the Company's share of net loss $671,000 for the third quarter of 2000.

Net interest and other expense decreased by $1,058,000 to $2,450,000 for the third quarter of 2001 from $3,507,000 for the third quarter of 2000 as a result of the sale of assets at the Company's Czech operations in the three months ended September 30, 2001.

A net foreign currency exchange loss of $3,082,000 for the third quarter of 2001 compares to a net foreign currency exchange gain of $4,890,000 for the third quarter of 2000. The increase in the foreign currency exchange loss is a result of the effect of a stronger Deutsche mark on the Deutsche mark denominated portion of CME's Senior Notes obligations, partially offset by the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS and by losses on non-US dollar denominated assets and the re-translation of US dollar denominated obligations held by the Company's non-US Subsidiaries.

Provision for income taxes decreased by $93,000 to $128,000 for the third quarter of 2001 from a provision of $221,000 for the third quarter of 2000.

Minority interest in income of consolidated subsidiaries was $13,000 for the third quarter of 2001 compared to a loss of $8,000 for the third quarter of 2000.

As a result of these factors, the net loss of the Company was $14,576,000 for the third quarter of 2001 compared to a net loss of $10,994,000 for the third quarter of 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

The Company's net revenues increased by $933,000, or 2%, to $50,198,000 for the first nine months of 2001 from $49,265,000 for the first nine months of 2000. The increase was primarily attributable to an increase in net revenues at the consolidated entities of the Company's Ukrainian and Slovenian operations which were partially offset by a decrease at the Company's Romanian operations. The net revenues of the Company's Slovenian operations increased by $4,845,000, or 33%, for the first nine months of 2001 compared to the first nine months of 2000. This increase is primarily attributable to additional revenues as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000. However, the increase would have been even greater had the US dollar not continued to appreciate against the Slovenian tolar (SIT) in the first nine months of 2001. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately SIT1,545,619,000 or 49%, for the first nine months of 2001 compared to the first nine months of 2000. Approximately 69% of the SIT1,545,619,000 increase was attributable to Kanal A. The Company's Romanian operations' net revenues decreased by $3,477,000, or 13%, for the first nine months of 2001 compared to the first nine months of 2000. This decrease is as a result of strong sales competition causing major advertisers to reallocate or reduce their advertising budgets in 2001. The Company is in the process of reviewing its operations in Romania, but anticipates that it is likely that net revenues for 2001 will fall significantly below the 2000 net revenue figure of $39,591,000. The net revenues of the consolidated entities of the Company's Ukrainian operations increased by $112,000, or 2%, for the first nine months of 2001 compared to the first nine months of 2000. The increase in net revenues (net revenues representing gross revenues less discounts and agency commissions) is a result of the continuing recovery of the Ukrainian advertising market partially offset by a one-time initial commission payment in June to Video International, the Company's advertising partner in Ukraine.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $12,610,000, or 22%, to $45,339,000 for the first nine months of 2001 from $57,949,000 for the first nine months of 2000. The decrease in total station operating costs and expenses was primarily attributable to reductions at the Company's Ukrainian, Romanian and Czech Republic operations partially offset by an increase at the Company's Slovenian operations. The station operating costs and expenses of the Company's Slovenian operations increased by $2,306,000 primarily as a result of additional station operating costs and expenses attributable to Kanal A. The Company's Czech Republic operations recorded a decrease of $1,753,000 in station operating costs and expenses for the first nine months of 2001 compared to the first nine months of 2000 primarily as a result of reduced salaries and depreciation of station fixed assets and other intangibles. The Company's Romanian operations recorded a decrease of $5,363,000 in station operating costs and expenses for the first nine months of 2001 compared to the first nine months of 2000 as a result of reductions in all operating expenses categories and depreciation of station fixed assets and other intangibles. The Company's Ukrainian operations recorded a decrease of $7,800,000 in station operating costs and expenses for the first nine months of 2001 compared to the first nine months of 2000 primarily as a result of the Company's review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent decision to write the goodwill down in the second quarter of 2000.

Station selling, general and administrative expenses increased by $1,305,000, or 10%, to $14,177,000 for the first nine months of 2001 from $12,872,000 for the first nine months of 2000. The increase in station selling, general and administrative expenses was primarily attributable to increases at the Company's Romanian, Ukrainian, and Slovenian operations partially offset by decreases at the Company's Czech operations. The Company's Czech Republic operations decreased station selling, general and administrative expenses by $1,907,000 primarily as a result of a decrease in other administrative costs, marketing, and salaries. The Company's Romanian operations increased station selling, general and administrative expenses by $2,248,000 primarily as a result of an additional increase of $2,750,000 in their bad debt provision. The Company's Ukrainian operations recorded an increase in station selling, general and administrative expenses of $727,000 as a result of an increase in all cost categories excluding taxes. The Company's Slovenian operations recorded an increase in station selling, general and administrative expenses of $237,000 as primarily a result of additional selling, general and administrative expenses attributable to Kanal A.

Corporate operating costs and development expenses for the first nine months of 2001 and 2000 were $8,681,000 and $7,100,000, respectively, an increase of $1,581,000, or 22%. This increase is primarily due to increased legal costs relating to the dispute between CNTS and CET. See Part II, Item 1, "Legal Proceedings".

Amortization of goodwill and allowance for development costs for the first nine months of 2001 totalled $1,060,000 compared to $1,254,000 for the first nine months of 2000. This decrease was as a result of the full amortization of certain license costs relating to the Company's Romanian operations during 2000.

As a result of the above factors, the Company generated an operating loss of $19,059,000 for the first nine months of 2001 compared to an operating loss of $29,910,000 for the first nine months of 2000.

Equity in income of unconsolidated affiliates was $3,728,000 for the first nine months of 2001 compared to an equity in loss of unconsolidated affiliates of $4,200,000 for the first nine months of 2000. This improvement of $7,928,000 is as a result of the Company's share of the net income of $776,000 from its Slovakian operations for the first nine months of 2001 compared to the Company's share of the net loss of $3,759,000 for the first nine months of 2000 and the Company's share of the net income of $2,952,000 from its Ukrainian operations that are not consolidated for the first nine months of 2001 compared to the Company's share of the net loss of $441,000 for the first nine months of 2000.

Net interest and other expense decreased by $5,272,000 to $8,849,000 for the first nine months of 2001 from $14,121,000 for the first nine months of 2000 as a result of the Company increasing its provision for interest charges relating to Romanian tax obligations in the nine months ended September 30, 2000.

A net foreign currency exchange gain of $726,000 for the first nine months of 2001 compares to a net foreign currency exchange gain of $3,644,000 for the first nine months of 2000. The decrease in the foreign currency exchange gain is a result of the effect of a stronger Deutsche mark on the Deutsche mark denominated portion of CME's Senior Notes obligations partially offset by the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS, and by losses on non-US dollar denominated assets and the re-translation of US dollar denominated obligations held by the Company's non-US Subsidiaries. In addition, the Company recorded a foreign exchange loss as a result of a dividend made by CNTS in February 2000 and a foreign exchange loss on the CNTS dividend declared (but not paid) in the second quarter of 2000.

During the first nine months of 2000 a gain of $17,186,000 was recorded as a result of SBS Broadcasting S.A. exercising its call option to purchase the ITI Note Option Agreement from the Company.

A gain on discharge of obligation of $5,188,000 was recorded in the first quarter of 2001. This represents a debt the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. See Part II, Item 1,"Legal Proceedings".

Provision for income taxes increased by $29,000 to $439,000 for the first nine months of 2001 compared to $410,000 for the first nine months of 2000.

Minority interest in loss of consolidated subsidiaries was $58,000 for the first nine months of 2001 compared to $42,000 for the first nine months of 2000.

As a result of these factors, the net loss of the Company was $18,647,000 for the first nine months of 2001 compared to a net loss of $27,769,000 for the first nine months of 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $13,603,000 for the nine months ended September 30, 2001 compared to $15,415,000 for the nine months ended September 30, 2000. The decrease of $1,812,000 was primarily the result of a lower consolidated net loss being recorded for the first nine months of 2001 and the Czech tax authorities returning Kc281,790,000 ($7,256,000) in cash to the Company in February 2001 partially offset by a decrease in accounts payable and accrued liabilities and an increase in program payments.

Net cash provided by investing activities was $3,811,000 for the nine months ended September 30, 2001 compared to $30,518,000 for the nine months ended September 30, 2000. The decrease of $26,707,000 was primarily attributable to the cash proceeds received during the first nine months of 2000 as a result of SBS Broadcasting S.A. exercising its call option to purchase the ITI Note Option Agreement from the Company and the Company disposing of its Hungarian operations. This has been partially offset by cash proceeds from loans and advances to affiliates, other assets and intangibles, restricted cash and the proceeds from the disposal of fixed assets.

Net cash used in financing activities was $2,822,000 for the nine months ended September 30, 2001 compared to $4,464,000 for the nine months ended September 30, 2000. The decrease of $1,642,000 was primarily attributable to the Company paying less principal on the loan it has outstanding with Ceska Sporitelna ("CS") in the Czech Republic in the first nine months of 2001 following a restructuring of this loan, partially offset by an increase in the Company's Romanian operations borrowings.

The Company had cash and cash equivalents of $24,820,000 at September 30, 2001 compared to $37,510,000 at December 31, 2000.

Included in Accounts payable and accrued liabilities, and Duties and other taxes payable as stated in the Company's Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on over due tax liabilities :
	As at September 30, 2001	As at December 31, 2000
Current tax liabilities	$9,498,000	$8,524,000
Estimated interest and penalties on over due tax liabilities	$10,860,000	$10,897,000

The Company has four main tranches of debt. (1) Senior Notes which are denominated in United States dollar, in part, and in German marks, in part. The principal amount of the Senior Notes ($165,843,000) is repayable on their maturity date, August 15, 2004. (2) A loan agreement with CS which had an outstanding principal balance at September 30, 2001 of Kc 249,764,513 ($6,766,000), maturing ($6,766,000) and matures in November 2005.November 2005, the payment of which is secured by an assignment of a dividend receivable by the Company from CNTS. (3) POP TV's loan with Creditanstalt AG which matures in May 2005, which as of September 30, 2001, had $3,251,000 outstanding. (4) PRO TV's borrowing facility with Tiriac Bank in Romania, which is for $4,000,000 and matures in December 2002. At September 30, 2001, $1,141,000 was borrowed under this facility. The Romanian operations are at present experiencing problems in maintaining sufficient funds to operate and PRO TV at September 30, 2001, had $2,993,000 drawn under an overdraft facility with Tiriac Bank in Romania. This facility for $3,000,000, originally due to mature in October 2001, has been extended to October 2002.

Cash (including dividends, inter-company charges and repayment of related party personal loans and net of advances) received from the Company's Subsidiaries and partners for the nine months ended September 30, 2001 was $8,361,000 compared to $15,779,000 for the nine months ended September 30, 2000. Included in these amounts are dividends paid by CNTS of $5,149,000 for the nine months to September 30, 2001 and $13,978,000 for the nine months to September 30, 2000. However further dividends, apart from the cash proceeds of asset sales, are unlikely to be paid by CNTS following the dispute between CNTS and CET (see Part II, Item 1 "Legal Proceedings").

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc to exchange $100 million of its fixed rate debt to floating rate debt. On August 10, 2002 and every six months thereafter, the swap counterparty has an option to terminate the swap. If the counterparty cancels the swap on August 10, a $1 million benefit will have accrued to the Company. If the counterparty does not exercise such right, the Company can enter into a new swap every six months. The Company also has an option to unwind the transaction at any time subject to a cash settlement at the prevailing market rates. If on August 10, 2002, the USD LIBOR rate is above 3.7%, CME intends to mark to market and unwind the swap realizing the $1 million benefit, and if the rate is below 3.7% the counterparty has expressed its intention to terminate the swap. As at November 8, 2001 the 6 month USD LIBOR rate was 1.85%.

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. As discussed above, the Senior Notes mature in August 2004. The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part II, Item 1, "Legal Proceedings"), renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations.

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

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statements of Accounting standards No. 144, "Accounting for the Impairment or disposal of Long- Lived Assets" effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for our fiscal year ending December 31, 2002 and do not anticipate that it will have a material impact on our consolidated results.

Republic of Slovenia Tax Audit

The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. (Pro Plus) has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 ($4,479,000). The Slovene authorities have asserted that capital contributions and loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the fixed assets imported as capital contributions would now be subject to customs duties which were not paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company conducts business in a number of foreign currencies. As a result, the Company is subject to foreign currency exchange rate risk. The foreign exchange rate movements of these currencies have an effect on the Company's costs and on the cash flows it receives from certain subsidiaries. The Company does not actively manage this foreign currency exchange rate risk, but does monitor foreign currency exchange rates and, in limited instances, enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. There were no forward foreign exchange contracts outstanding at September 30, 2001.

At September 30, 2001, approximately 93% of the Company's debt was maintained with a fixed interest rate. Two of the Company's subsidiaries hold long-term debt under credit facilities that provide for interest at a spread above a basis rate (such as LIBOR). The Company believes that it does not have significant exposure to interest rate fluctuations.

The Company does not utilize derivative financial instruments to hedge against changes in interest rates. The Company believes that it currently has no material exposure to market risk associated with activities in derivative or other financial instruments.

Interest Rate Sensitivity Table as at September 30, 2001
Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate..............................	$913	$228	$165,843	-	-
Average Interest Rate...............	9.1%	9.1%	8.9%	-	-

Variable Rate.............................	$3,806	$813	$813	$812	$6,708
Average Interest Rate...............	6.4%	7.4%	7.4%	7.4%	8.9%

Interest Rate Sensitivity Table as at December 31, 2000
Expected Maturity Dates	2001	2002	2003	2004	Thereafter
	US$000s
Total Debt:
Fixed Rate...........................	$6,664	$4,221	-	$166,954	-
Average Interest Rate............	12.3%	12.0%	-	8.9%	-

Variable Rate..........................	$3,302	$825	$825	$825	$824
Average Interest Rate............	9.3%	7.1%	7.1%	7.1%	7.1%

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including statements regarding the potential damages to be awarded to the Company in connection with the arbitration tribunal's decision finding that the Czech Republic violated the Netherlands - Czech Republic Bilateral Investment Treaty, the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, the anticipated 2001 revenues and the fourth quarter expense expectations of the Company's Romanian operations, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the regulatory environment and compliance, the relationship with our operating partners, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the future operations of CNTS in the Czech Republic and the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors.

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

On February 9, 2001, the ICC Arbitration Tribunal issued a final award in this proceeding, finding that Dr. Zelezny had breached the share purchase agreement and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. The Tribunal ordered the Company to return the Nova Consulting shares to Dr. Zelezny, but only after receipt of the money owed by Dr. Zelezny. The Tribunal also rejected Dr. Zelezny's claim for the balance of the purchase price. The Czech courts have ruled that the Amsterdam award against Zelezny is valid and enforceable in the Czech Republic. Additionally in April 2001 criminal charges were brought against Vladimir Zelezny, and his lawyer Ales Rozehnal was detained on November 4, 2001 for questioning over allegations that they attempted to harm a creditor. The Company is aggressively pursuing enforcement and collection of the award in several legal actions in several jurisdictions and will continue to do so until the award is satisfied. The Company believes that it should be possible to collect the full amount of the award in due course. As of November 8, 2001 the Company has not been able to collect any part of the award. There can be no assurance that the Company will be able to collect all or any significant part of the award plus accrued interest.

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

On July 24, 2001, CNTS filed an action against CET with the Municipal Court of Prague seeking the refund by CET of certain payments in an aggregate amount of approximately $4.5 million. The hearing of this action is currently pending.

On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of the Company's Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over the Company) an investment in the Czech Republic. The claim asserted that the Czech Republic harmed Mr. Lauder's investment in CNTS by, among other things, taking unfair and discriminatory actions by reversing its initial approval of an exclusive relationship between CNTS and CET, and by failing to act to remedy the effects of the improper actions of Dr. Zelezny. Mr. Lauder sought monetary damages arising from harm caused to CNTS by the Czech Republic's actions. The arbitration was heard before a tribunal of three arbitrators pursuant to the Arbitration Rules of the United Nations Commission on International Trade Law from March 5 to March 14, 2001.

On September 3, 2001, the UNCITRAL Tribunal in Mr. Lauder's arbitration issued a final award, finding that the Czech Republic committed a breach of its obligation under the U.S.-Czech Bilateral Investment Treaty to refrain from arbitrary and discriminatory measures when, in early 1993, the Czech Media Council changed its original position allowing Mr. Lauder to make an equity investment in the television license holder (CET) and insisted that Mr. Lauder's participation could be made only through a joint venture company (CNTS). However, the Tribunal denied Mr. Lauder's claim for a declaration that the Czech Republic committed further breaches of the Treaty and denied all of Mr. Lauder's claims for damages. The Tribunal ordered that each party should bear its own legal costs and that the costs of the arbitration should be borne equally by the parties.

On February 22, 2000, CME Czech Republic B.V. ("CME CR"), a wholly-owned subsidiary of the Company, instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted, remedies sought and procedure to be followed are substantially similar to those in the arbitration proceedings initiated by Mr. Lauder against the Czech Republic. The arbitration was heard from April 23, to May 2, 2001, in Stockholm, Sweden.

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and in-actions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that CME CR suffered as a result of its violations of the Treaty by payment of the fair market value of CME CR's investment as it was before consummation of the Czech Republic's breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay $1,008,000 to CME CR as a refund to CME CR of its legal costs and expenditures and of its payments of the Tribunal's fees and disbursements. The Czech Republic has indicated that it will seek to challenge the partial award in the Swedish courts. It is expected that hearings to quantify CME CR's damages will take place in mid 2002, and that a final award will be issued by the Tribunal later in 2002. CME will submit to the Tribunal evidence that it believes will demonstrate that these damages exceed $500 million and that, in addition, interest should accrue from 1999.

The owners of Markiza-Slovakia s.r.o., the license holding company, and the Company's local partner in STS, Slovakia, continue in the dispute concerning their ownership of Markiza-Slovakia s.r.o., and the matter remains unresolved. The scope of the dispute may extend to further parties who allegedly acquired an interest in Markiza-Slovakia s.r.o., from one of its participants which may further prolong the disputes. Until the dispute over the ownership of the license holding company is resolved, restructuring of the Company's operation in Slovakia under the new Media Act may be problematic.

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

Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.1 Loan Agreement between Ceska Sporitelna, a.s. and CME Media Enterprises B.V. dated October 5, 2001

10.2 Ceska Sporitelna, a.s. General Terms and Conditions for the Provision of Loans dated October 5, 2001

10.3 Contract of Security Assignment of a Receivable between Ceska Sporitelna, a.s. and CME Media Enterprises B.V. dated October 5, 2001

10.4 Exclusive Contract of Providing and Broadcasting of Television Signal between Markiza -Slovakia s.r.o. and Slovenska Televizna Spolocnost s.r.o. dated August 30, 1996

10.5 Exclusive Rights Transfer Agreement between Markiza-Solvakia s.r.o. and Slovenska Televizna Spolocnost s.r.o. dated October 3, 2001

b) Reports on Form 8-K

Form-8Ks were filed on July 17, 2001, September 18, 2001 and September 21, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer Chief Executive Officer (Duly Authorized Officer)

Date: November 13, 2001	/s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President - Finance (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan Agreement between Ceska Sporitelna, a.s. and CME Media Enterprises B.V. dated October 5, 2001
10.2	Ceska Sporitelna, a.s. General Terms and Conditions for the Provision of Loans dated October 5, 2001
10.3	Contract of Security Assignment of a Receivable between Ceska Sporitelna, a.s. and CME Media Enterprises B.V. dated October 5, 2001
10.4	Exclusive Contract of Providing and Broadcasting of Television Signal between Markiza -Slovakia s.r.o. and Slovenska Televizna Spolocnost s.r.o. dated August 30, 1996
10.5	Exclusive Rights Transfer Agreement between Markiza- Slovakia s.r.o and Slovenska Televizna Spolocnost s.r.o. dated October 3, 2001