Form 10-K
period 2001-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2002-03-28
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.08 par value

9⅜% Notes Due 2004

8⅛% Notes Due 2004

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 21, 2002 was approximately $44.4 million

Number of shares of Class A Common Stock outstanding as of March 21, 2002 : 2,314,221

Number of shares of Class B Common Stock outstanding as of March 21, 2002 : 991,842

DOCUMENTS INCORPORATED BY REFERENCE
Document	Location in Form 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on May 15, 2002	Part III

PART I

Item 1. BUSINESS

GENERAL

Central European Media Enterprises Ltd. ("CME") is a Bermuda corporation. All references to the "Company" include CME and its direct and indirect Subsidiaries, and all references to "Subsidiaries" include each corporation or partnership in which CME has a direct or indirect equity or voting interest.

CME, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe.

The Company's registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and its telephone number is 441-296-1431. Certain of the Subsidiaries maintain offices at, 8th Floor, Aldwych House, 71-91 Aldwych, London, WC2B 4HN, England, telephone number 44-20-7430-5430/1.

Unless otherwise noted, all statistical and financial information presented in this report has been converted into United States dollars using exchange rates as of December 31, 2001. All references to '$' or 'dollars' are to United States dollars, all references to 'Kc' are to Czech korunas, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenian tolar, all references to 'Sk' are to Slovak korunas, all references to 'Hrn' are to Ukrainian hryvna, all references to 'DM' are to German marks and all references to Euros are to European Euro. The exchange rates as of December 31, 2001 used in this report are 31,597 ROL/$; 250.95 SIT/$; 48.47 Sk/$; 5.30 Hrn/$; 2.20 DM/$ 36.27 Kc/$, and 0.89 Euro/$.

CORPORATE STRUCTURE

CME was incorporated on June 15, 1994 under the laws of Bermuda. CME's assets are held through a series of Dutch and Netherlands Antilles holding companies.

Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies majority owned by CME's local partners and CME owns controlling interests in service companies which provide programming, advertising and other services to the license holding companies. References to POP TV, Kanal A, PRO TV, Acasa, Markiza TV and Studio 1+1 in this report may be to either the license company or the service companies or both, as the case may be. The Company does not own a controlling voting interest in its Slovakian operations but is entitled to and obligated for 70% of the economics.

Czech Republic

See Part I, Item 3, "Legal Proceedings" for a discussion on the ongoing dispute between the Company's subsidiary in the Czech Republic CNTS and CET in connection with Nova TV. The outcome of these legal proceedings will have a significant impact on the Company's ability to continue operating.

Continuing Operations

The following table shows the key license companies, license expiration date, service companies, economic and voting interests of the Company in each of its operations.

Country	License Expiration	TV License Company	CME Voting Interest	TV Services Company	Economic Interest	CME Voting Interest
Romania	2003-2008	Pro TV S.R.L.	49%	MPI	66%	66%
		Media Pro S.R.L.	44%		-	-
Slovenia	2003-2007	POP TV	51% (1)	Pro Plus	85.5%	78%
	2003-2010	Kanal A	90%		-	-
Slovak Republic	2007	Markiza-Slovakia s.r.o.	34%	STS	70% (2)	49%
Ukraine	2006	Studio 1+1	18%	Innova, IMS	60%	60%

(1) As a result of share transfers in December 2001, Tele 59 owns 49% and MMTV 51% in POP TV d.o.o. This transfer means that the Company controls 51% of POP TV d.o.o. which holds all the licenses for the Slovenian operations apart from those held by Kanal A. This compares to a 45% indirect interest in POP d.o.o. TV as of December 31, 2000.

(2) On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition.

License Renewal

The Company has no reason to believe that the licenses for the television license companies will not be renewed prior to expiry. However, in the Slovak Republic, Romania and Ukraine, no statutory or regulatory presumption exists for current license holders and there can be no assurance that any of the licenses will be renewed upon expiration of their initial term. The failure of any such license to be renewed could adversely affect the results of the Company's operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which the Company operates. New awards of licenses to use broadcast frequencies occur infrequently.

OPERATING ENVIRONMENT

The Company's television stations and networks reach an aggregate of approximately 71 million people in four countries. The Company's national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 2001 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 2001. In Ukraine, for 2001, the Company's national private television station and network had the leading nationwide average audience share for television stations broadcasting in the Ukrainian language.

The market ratings of the Company's stations in their respective markets are reflected below.

Country	CME Station and Networks	Launch Date	Technical Reach (1)	2001 Audience Share (2)	Market Rank (2)
Romania	PRO TV	December 1995	77%	23.7%	1
	Acasa	February 1998	63%	10.0%	4
Slovenia	POP TV	December 1995	85%	32.5%	1
	Kanal A	October 2000	80%	11.5%	3
Slovakia	Markiza TV	August 1996	94%	50.3%	1
Ukraine	Studio 1+1	January 1997	95%	21.9%	2

(1) "Technical Reach" measures the percentage of people in the country who are able to receive the signals of the indicated stations and networks. Source: CME stations.

(2) Nationwide audience share and rank (except Romania and Ukraine, which is audience share and rank within coverage area). Source: (Romania: CSOP Gallop/Taylor Nelson Sofres (peoplemeter data), Slovenia: AGB Media Services, Slovak Republic: Visio/MVK, Ukraine: Peoplemeters AGB Ukraine).

The following table sets forth the population, technical reach, number of TV households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where the Company has broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	TV Households (in millions) (3)	Per Capita GDP 2000 (4)	Cable Penetration (5)
Romania	22.4	17.2	6.3	$1,637	48%
Slovenia	2.0	1.7	0.6	$8,984	52%
Slovak Republic	5.4	5.1	1.8	$3,478	32%
Ukraine	49.6	47.1	18.6	$650	27%
Total	79.4	71.1	27.3

(1) Source: World Bank Group, 2000.

(2) Source: CME Stations.

(3) Source: IP European Key Facts: Television 2001, except Ukraine: IP European Key Facts: Television 1999. A TV household is a residential dwelling with one or more television sets.

(4) Source: National Bank of Romania, Central Bank of Slovenia, Statistical Office of Slovak Republic and National Bank of Ukraine.

(5) Source: IP European Key Facts: Television 2001. Ukraine data refers to Urban only. Penetration refers to the percentage of TV Households who are connected to cable television.

Television Advertising Expenditures

The following table sets out the recent levels of television advertising expenditures in those countries where the Company does business.

Country	1997	1998	1999	2000	2001
Romania	74	87	69	69	63
Slovenia	39	51	49	47	47
Slovak Republic	47	56	43	42	42
Ukraine	53	65	32	35	50

 Note: All figures are current Company estimates and are in $US millions.

In Romania, strong sales competition between the television stations appears to have caused the television advertising market to decline in 2001 from $69 million to $63 million. In the Slovak Republic and Slovenia, television advertising revenues increased by 5% and 8%, expressed in local currency terms, respectively. However the Slovak koruna depreciated by 4% and the Slovenian tolar depreciated by 8% against the dollar. Therefore television advertising expenditures remained flat in these two countries. In Ukraine, television advertising revenues experienced a significant increase of 43% from the very low levels recorded in 2000 and 1999.

THE EUROPEAN UNION

If any Central or Eastern European country in which the Company operates becomes a member of the European Union (the "EU"), the Company's broadcast operations in such country would be subject to relevant legislation of the EU, including programming content regulations. Romania, the Slovak Republic, the Czech Republic and Slovenia have entered into or signed Association Agreements with the EU and some or all of these countries may be admitted to the EU in the first wave of the enlargement process.

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

OPERATIONS BY COUNTRY

ROMANIA

General

Romania is a parliamentary democracy of approximately 22.4 million people. Per capita GDP was an estimated $1,704 in 2001 ($1,637 in 2000). Approximately 87% of Romanian households have one or more television sets, and cable penetration is approximately 48%. According to the Company's estimates, television advertising totalled approximately $63 million in 2001.

Service Companies : MPI and Media Vision

The Company's interest in its Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV, Acasa and PRO TV International are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV, Acasa and Pro TV International networks.

Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain fundamental financial and corporate matters, the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required.

With specific reference to MPI, the "certain fundamental financial and corporate matters" which require approval of the minority shareholders are in the nature of "protective" rights which are not an impediment to consolidation for accounting purposes.

In addition, in Romania, the Company owns 70% of Media Vision SRL ("Media Vision"), a production and dubbing company. On November 22, 2001 the Company sold its 70% interest in Video Vision International SRL ("Video Vision"), a Romanian post-production company and the gain recognized on this sale was $1.8 million.

License Companies : PRO TV Srl and Media Pro Srl

The Company owns 49% of the equity of PRO TV, Srl which holds 20 of the 23 licenses for the stations which comprise the PRO TV, Acasa and Pro TV International network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, Srl. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which the Company holds 44% of the equity. The remainder is owned by Messrs. Sarbu and Tiriac.

Operations : PRO TV, Acasa and PRO TV International

PRO TV is a national television broadcast network in Romania which was launched in December 1995. PRO TV reaches approximately 77% of the Romanian population of 22.4 million, including 100% of the urban population. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 490 cable systems throughout Romania. Independent research from CSOP Gallup/Taylor Nelson Sofres (peoplemeter) in Romania shows that PRO TV is currently the top-rated television station in its broadcast area, with an average television viewer share for December 2001 of 22% for the whole day and 23% for prime time.

In February 1998, MPI launched Acasa, a station reaching approximately 63% of the Romanian population, including approximately 100% of the urban population via satellite and cable distribution. For September to December 2001, Acasa had an average television viewer share in its broadcast area of approximately 10% for the whole day and 14% for prime time, making it the fourth ranked station in Romania.

PRO TV International rebroadcasts PRO TV and Acasa programming throughout Europe and in Israel, using the existing PRO TV and Acasa satellite infrastructure. In 2002 MPI entered into an agreement under which PRO TV International will provide Romanian language program content for broadcast in the US at no direct cost to PRO TV International. The agreement is for four years and broadcast in the US is expected to commence in April 2002.

Media Vision is the leading television production company in Romania and produces a significant portion of PRO TV's entertainment programming, performs dubbing and produces advertising spots for third party clients such as Coca Cola, Procter & Gamble and Unilever.

MPI also operates PRO FM, a radio network which is broadcast through owned and affiliate stations to approximately 9.5 million people in Romania. In 2001, PRO FM had an average audience share of 24% in the Bucharest area.

Programming

PRO TV's programming strategy is to appeal to a mass market audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows. PRO TV broadcasts 24 hours of programming daily by means of cable and satellite. Approximately 40% of PRO TV's programming is comprised of locally produced programming, including news and news related programs, sports, a breakfast show, talk shows, entertainment and comedy shows.

PRO TV has secured exclusive broadcast rights in Romania to a large number of quality American and Western European programs and films produced by such companies as Warner Bros. and Twentieth Century Fox. PRO TV also receives foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

Acasa broadcasts 24 hours of programming daily by means of cable and satellite. Its programming strategy is to target a female audience with programming including telenovellas, films and soap operas as well as news, daily local production for women and family, talk shows and entertainment. Acasa's viewer demographics are complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television. Approximately 40% of Acasa's total programming is locally produced.

Advertising

PRO TV derives revenues principally from the sale of commercial advertising time, sold both through independent agencies and media buying groups. PRO TV currently serves approximately 250 advertisers, including multinational companies such as Wrigley, Henkel, Mobifon and Procter & Gamble. Procter & Gamble was the largest advertiser on PRO TV and Acasa, accounting for 13% of each station's revenue.

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

Competition

Prior to the launch of PRO TV, TVR 1, a public station, was the dominant broadcaster in Romania. In December 2001, PRO TV achieved an average audience share of 23% in its coverage area, while TVR 1's December 2001 average audience share in PRO TV's coverage area was approximately 13%. TVR 1 reaches 99% of the Romanian population. Other competitors include the second public national station, TVR 2, with a 70% broadcast reach, and privately owned Antena 1, Tele 7 ABC and Prima TV, which reach approximately 72%, 60% and 65% of the population respectively.

Additional competitors include cable and satellite stations. Cable and satellite currently penetrate approximately 46% and 2%, respectively, of the Romanian market. PRO TV competes for advertising revenues with other media such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

Licenses for the television stations which show programming provided by PRO TV and which broadcast advertising sold by PRO TV are regulated by Romania's National Audio-Visual Commission. PRO TV's television licenses have been granted for nine-year periods. Licenses which cover 19% of the Romanian population, including the license for Bucharest, expire in 2003. The remaining licenses expire on dates ranging from 2004 to 2008. Under regulations established by the National Audio-Visual Commission and the various licenses of stations which broadcast PRO TV, programming and advertising provided by PRO TV is required to comply with certain restrictions. These restrictions include a requirement that at least 40% of programming be "own" produced.

Regulations relating to advertising content include (i) a ban on tobacco and restrictions on alcohol advertising, (ii) advertising targeted at children or during children's programming must account for the overall sensitivity of that age group and (iii) members of the news department of PRO TV are prohibited from appearing in advertisements.

License Renewal

The PRO TV licenses consist of many local licenses, with varying expiry dates. The licensing procedure in Romania is governed by the 1992 Audiovisual Law ("Audiovisual Law"). According to the Audiovisual Law, the National Council of Audiovisual ("Audiovisual Council") is in charge of issuing and renewing licenses. Renewal, as a separate procedure is not described in the Audiovisual Law and therefore expired licenses are subject to bidding procedures similar to those applicable to new licenses. A decision of the Audiovisual Council, however, provides that past broadcasting experience, is a deciding factor in the renewal procedure. All renewal applications have been granted so far by the Audiovisual Council. However there is no assurance that PRO TV's licence will be renewed. A local PRO TV license, covering certain parts of Bucharest, will expire in 2003.

SLOVENIA

General

Slovenia, a parliamentary democracy of 2.0 million people, had an estimated per capita GDP $9,388 in 2001 ($8,984 in 2000), the highest among the former Eastern bloc countries. Approximately 96% of Slovenian households have one or more televisions. According to the Company's estimates, television advertising totalled $47 million in 2001.

Service Company : Pro Plus

The Company's interest in Produkcija Plus d.o.o. (Pro Plus) is governed by a Partnership Agreement among the Company, MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), forming Pro Plus. Pro Plus provides programming to and sells advertising for the broadcast licenseholders POP TV d.o.o and Kanal A as well as additional affiliates. The Company currently owns 78% of the equity in Pro Plus, but has an effective economic interest of 85.5% as a result of its right to 33% of the profits of Tele 59. Tele 59 currently owns a 21% equity interest in Pro Plus and MMTV currently owns a 1% equity interest in Pro Plus.

Voting power and interests in profits of Pro Plus are equal to the partners' equity interests. All major decisions concerning the affairs of Pro Plus are made by the general meeting of partners and require a 70% affirmative vote. Certain fundamental financial and corporate matters require an 85% affirmative vote of the partners. In January 2001, Pro Plus entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising

License Companies : POP TV d.o.o and Kanal A

The Company's interest in POP TV d.o.o. is governed by a Partnership Agreement between MMTV and Tele 59. As a result of two share transfers in December 2001, Tele 59 owns 49% and MMTV 51% in POP TV d.o.o. This transfer means that the Company controls 51% of POP TV d.o.o. through the Company's ownership interests in Tele 59 and MMTV, as described below which holds all the licenses for the Slovenian operations apart from those effectively held by Kanal A. These transfers are still subject to registration with the Slovenian Commercial Registry. Voting power and interests in profits of POP TV d.o.o. are equal to the partners' equity interests. All decisions concerning the affairs of POP TV d.o.o. are made by the general meeting of partners and require a 51% affirmative majority vote. The Company owns 10% of the equity of both Tele 59 and MMTV. The Company also owns a 20% equity interest in MTC Holding d.o.o. ("MTC") which owns the remaining 90% equity interest in MMTV. A Slovene holds 76% of MTC's equity in trust for the Company.

In December 2001, following the consolidation of POP TV licences into the POP TV d.o.o. licence company, Pro Plus entered into an agreement with POP TV d.o.o., under which Pro Plus provides all programming to POP TV d.o.o. and sells its advertising.

The Company controls the operations, economics and the programming of Kanal A, which is the second leading commercial television broadcaster in Slovenia. 90% of the equity interest in Kanal A is being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company.

Operations : POP TV and Kanal A

POP TV is the leading national commercial television broadcaster in Slovenia which reaches approximately 85% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. Independent research shows that in the areas of Slovenia in which POP TV can be seen, the network had an average television viewer share of approximately 32.5% for 2001, the largest share of television viewers in Slovenia.

Kanal A, a national television broadcaster reaches approximately 80% of the population of Slovenia, including Ljubljana and Maribor. Independent research shows that in the areas of Slovenia in which Kanal A can be seen, the network had an average television viewer share of approximately 11.5% for 2001, making it the third most watched television channel in Slovenia.

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

Advertising

POP TV derives revenues principally from the sale of commercial advertising time. Current multinational advertisers include firms such as Benckiser, Henkel, Procter & Gamble, Wrigley and Colgate, though no one advertiser dominates the market. During 1999 and 2000, "Peoplemeter" devices were placed in a number of television homes, although they are not yet the primary source for POP TV's rating information. POP TV is permitted to broadcast advertising for up to 20% of its daily broadcast time and there are also restrictions on the frequency of advertising breaks during films and other programs. The same rules apply to its competitors.

Kanal A derives revenues principally from the sale of commercial advertising time and has clients similar to those of POP TV.

Competition

Historically, the television market in Slovenia has been dominated by SLO 1, a national public television station. The other national public station, SLO 2 provides programming which is complementary to SLO 1. SLO 1 reaches nearly all of Slovenia's TV households, and SLO 2 reaches 97% of Slovenia's TV households. No national private television frequency has been made available in Slovenia. One other private television station, TV3, competes with POP TV and Kanal A in Slovenia. It has achieved a relatively small audience share, less than 1.2%, due primarily to its low budget programming and lack of extensive news programming.

POP TV and Kanal A also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 52% is relatively high compared with other countries in Central and Eastern Europe and approximately 12% of households have satellite dishes. In addition, POP TV and Kanal A compete for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

The POP TV and Kanal A network stations operate under licenses regulated pursuant to the Law on Media adopted in 2001 and pursuant to the Law on Telecommunications adopted in 2001. The licenses granted to POP TV's affiliate stations have been granted for 10-year terms expiring in 2003 with respect to licenses reaching 53% of the population and in 2006 and 2007 with respect to the remaining licenses. The licenses granted to Kanal A expire between 2003 and 2010.

Under Slovenian television regulations, POP TV, its affiliate stations and Kanal A are required to comply with a number of restrictions on programming and advertising. These restrictions include that 20% of the station's daily broadcast time must be internally produced programming (or programming produced on order and on behalf of the broadcaster itself), of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m.; and 2% of the station's annual broadcast time must be Slovenian origin films (or other works from the field of literature, science and art). In the future a majority (at present at least 20%) of the station's annual broadcast time will required to be European origin films (or other works from the field of literature, science and art); of which at least 10% of the station's annual broadcast time will be required to be works produced by independent producers, (a broadcaster presently not broadcasting such percentage of works produced by independent European producers, must increase its present percentage each year), of which at least 50% has to be produced in the last 5 years. Certain films and other programs may only be broadcast between 12:00 p.m. and 5:00 am, and POP TV or Kanal A news editors, journalists and correspondents must not reflect a biased approach toward news reporting.

In addition to the restrictions discussed above and under the sub-heading "Advertising," advertising is not permitted during news, documentary or children's programming and programming with religious content under 30 minutes in duration, or during religious ceremonials and state celebrations. Advertising is not permitted during individual programming units, unless such units are divided into independent parts (advertising is allowed between such independent parts). Restrictions on advertising content include a prohibition on tobacco advertising and on the advertising of alcoholic beverages other than low alcohol content beer.

License Renewals

The Pop TV and the Kanal A licenses each consist of several local licenses, which have various expiry dates. The Company has regularly applied for and obtained renewals. Two of the local licenses will be subject to renewal in 2003. The Slovenian Telecommunications Act stipulates that a license may be prolonged after the expiry of its original term, provided, that all conditions for obtaining such license, as such conditions are in force at the time of the expiry date, are met. A licensee seeking the prolongation of the license shall submit an application 30 days before the expiry date. Such application is considered as an application for the change of the license term, and not as an application for a new license. Therefore, no public bidding procedure is involved. The licensing authority reviews only whether the applicant meets all conditions necessary to obtain a broadcasting license and may grant the prolongation for up to 10 years. However, there is no assurance that the POP TV broadcast licences will be renewed.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of 5.4 million where nearly 99% of households have television. Per capita GDP was an estimated $3,589 in 2001 ($3,478 in 2000). Television advertising was approximately $42 million in 2001, according to the Company's estimates.

Service Company : STS

The Company's interest in Slovenska Televizna Spolocnost, s.r.o.("STS") is governed by a Participants Agreement (the "Slovak Agreement") between the Company and Markiza-Slovakia s.r.o. ("Markiza") forming STS. Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49% voting interest and a 70% economic interest in, STS. Markiza, which holds the television broadcast license, and STS have entered into an agreement under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 70% of the profits of STS, except that the Company's share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees (two of whom have been named) of Markiza; however, all significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners.

License Company : Markiza

On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. The Company now has the right to appoint one of three authorized co-signatories of Markiza, which gives CME a blocking control over Markiza's significant activities. The ownership transfer to the Company was approved by the Slovak Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

As a result of the change in the Company's entitlement to distribution of profits, the Company will charge the Consolidated Statement of Operations with approximately $2.7 million in the first quarter 2002, to reflect the reduction in the economic interest based on the Company's value of the investment as at December 31, 2001.

Operations : Markiza TV

Markiza TV was launched as a national television station in the Slovak Republic in August 1996. Markiza TV reaches approximately 94% of the Slovak Republic's population, including virtually all of its major cities. According to independent research, Markiza TV had an average national television viewer share for 2001 of approximately 50% versus 16% for its nearest competitor, STV 1.

Programming

Markiza TV's programming strategy is to appeal to a broad audience with specific groups targeted in marginal broadcasting hours. Markiza TV provides an average of 21 hours of programming daily, including news, movies, entertainment programs and sport (including coverage of European Champion's League soccer, Formula One racing and Ice Hockey World Championships). Approximately 40% of Markiza TV's programming is locally produced, including a daily breakfast show, game shows, talk shows and news.

Markiza TV has secured exclusive broadcast rights in the Slovak Republic to a large number of popular United States and European series, films and telenovellas produced by major international studios including Warner Bros., Universal, IFD, MGM, Carey-Werner, Paramount Pictures, Twentieth Century Fox, Walt Disney Television International and RTL Television. Markiza TV currently holds exclusive rights for the Slovakian version of "Who Wants to be a Millionaire". All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language. Markiza TV also receives foreign news reports and film footage from CNN, Reuters, APTN and SNTV, which it integrates into news programs.

Advertising

Markiza TV derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley, Kraft Jacobs, Ferrero, Suchard, Danone Group, Nestle and Benckiser, though no one advertiser dominates the market. Television stations are permitted to broadcast advertising for up to 15% of total daily broadcast time and up to 20% of broadcast time in any single hour.

Competition

The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until Markiza TV began broadcasting in 1996. STV1 and STV2 reach nearly all of the Slovak population. The Czech Republic based Nova TV had an approximate 10% audience share in the Slovak Republic for 2001. Markiza TV also competes with the private broadcasters Global TV (launched April 2000) and TA3 (launched September 2001). Global TV and TA3 reach 33% and 42% of the population respectively. Markiza TV also competes with public television stations located in Austria, the Czech Republic and Hungary with signals that reach the Slovak Republic, additional foreign private television stations and foreign satellite stations.

On October 23, 2001, the Slovak Media Council awarded a TV transmission license to TV Global, a company controlled by Ceska Produckcni 2000 and managed by Vladimir Zelezny, with whom the Company is in dispute in connection with Nova TV in the Czech Republic. TV Global has launched the station, "Joj", which began broadcasting in March 2002. Should "Joj" capture a significant portion of the advertising market it will adversely affect the results of the Company's Slovak operations.

Regulation

Markiza TV's broadcast operations are subject to regulations imposed by a new Act on Broadcasting and Retransmission, the Act on Advertising and conditions contained in the license granted by the Council of the Slovak Republic for Broadcasting and Television Transmission (the "Slovak Broadcasting and Retransmission Council"). The Slovak Television Council granted the license to operate Markiza TV to the Company's local partner in STS for a period of 12 years, expiring in September 2007, under terms requiring the Company's local partner to enter into a partnership with the Company to found STS. The license granted to the Company's local partner remains valid under the new Act on Broadcasting and Retransmission.

Under the license pursuant to which Markiza TV operates and the new legal regulatory framework, Markiza TV is required to comply with several restrictions on programming, including but not limited to the origin of the programming content. These restrictions include the following broadcast rules: a minimum of 40% must be Slovak production; 10% must be programming for children or youth; broadcasts of first run films and series must have a minimum of 50% European production; and no more than 20% of foreign first run films and series may be in the Czech language.

In addition to the restrictions discussed above and under "Advertising", there are additional regulations that relate to advertising content. These include, but are not limited to, (a) a ban on tobacco advertising, and (b) a ban on advertisements of alcoholic beverages between 6.00am and 10.00pm, save for beer. There are also restrictions as to the frequency of advertising breaks both during and between programs.

License Renewal

The Markiza license will expire in 2007. According to the 2000 Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years. The Council for Broadcasting and Retransmission ("Media Council") decides on the extension. Applications for extension must be filed 19 months prior to the expiry date. The Media Council has discretion to grant an extension following its observation of the performance of the station in the preceding license period, including, in particular, the station's contribution to Slovak culture and the development of the Slovak media market.

UKRAINE

General

Ukraine, a parliamentary democracy of 49.6 million people, is the most populous market served by the Company. Nearly 100% of Ukrainian households have television, and cable penetration is approximately 27% in cities with a population over 50,000. An estimated per capita GDP of $673 in 2001 ($650 in 2000) is the lowest of all the Company's markets. After a decade of negative growth, 2001 saw a recovery with GDP rising by approximately 5%. However, economic, political and privatization programs have lagged behind schedule.

The Key Agreement among Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, Ukraine Advertising B.V. CME Ukraine Holding GmbH and CME Ukraine B.V., entered into as of December 23, 1998, permits the Company 60% of the economics of the Studio 1+1 Group.

In addition to its ownership in the Studio 1+1 Group, the Company also has a passive 30% interest in Gravis, a local television station. No value is currently ascribed to this ownership interest.

Service Companies : Innova, IMS

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova"), Ukraine Advertising Holding B.V. ("UAH") and International Media Services ("IMS"). Innova holds 100% of Intermedia, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1, the license holding company in the Ukraine. UAH held a 50% interest in Prioritet, the main vehicle for advertising sales up until January 1, 2001. UAH will be dissolved in 2002 following the registration of the sale of its shares in Prioritet.

Innova and IMS provide programming and production services to Studio 1+1 Ltd, the license holding company. UAH was responsible for selling Studio 1+1 Ltd advertising air time until January 2001 when this function was out-sourced to Video International ("VI").

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. At present the Company's interest in Studio 1+1 Ltd is, indirectly, 18%. Existing agreements commit all the shareholders of Studio 1+1 to increase the direct holding of the Company, or one of its subsidiaries, when legislation permits this.

Studio 1+1 Group entered into an agreement with VI to sell advertising for Studio 1+1 on an exclusive basis from January 1, 2001 for the remaining term of the license. On July 15, 2001, it was agreed with VI that it would also be permitted to sell advertising on behalf of ICTV, a minor television station based in Kiev. The Company believes that this will enhance the overall ability of VI to increase advertising revenue for the Ukraine operation.

All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of the Studio 1+1 Ltd, the license holding company, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval.

Operations : Studio 1+1

Studio 1+1 broadcasts programming and sells advertising on Ukrainian National Channel Two ("UT-2"), one of Ukraine's state-owned television channels. UT-2 reaches approximately 95% of Ukraine's population. Television advertising revenue continued to recover in 2001 to approximately $50 million. Studio 1+1 attained 22% average prime time audience share during 2001 (32% in the target under 45 age group). Studio 1+1 began broadcasting on UT-2 in January 1997.

Programming

Studio 1+1's programming strategy is to appeal to a mass market audience with an emphasis on the below aged 45 target audience. The rating success of Studio 1+1 has been achieved through a new programming strategy that has resulted in a balanced combination of both United States originated programming and new, popular, local programs, including Russian criminal and action series and self-produced Ukrainian shows, programs and news scheduled in prime-time. The station broadcasts for 14 hours per day during the week and 15 hours per day on the weekend, including locally produced news, variety shows, game shows and magazine programs as well as a broad range of popular and high quality films from international distributors. Studio 1+1 broadcasts a Ukrainian version of "Who Wants to be a Millionaire". In 2001, Studio 1+1 produced and co-produced approximately 1,500 hours of programming, which primarily consists of a daily breakfast show, news broadcasts and news related programs, talk shows, criminal investigations, game shows, sport and lifestyle magazine shows and comedy shows. In 2001, such original local programming together with other Ukrainian programming considered local programming by Ukrainian laws comprised approximately 55% of Studio 1+1's total broadcast time.

Studio 1+1 has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful high quality American, Russian and Western European programs and films from many of the major studios, including Twentieth Century Fox, Warner Bros., Paramount Pictures, Walt Disney, Universal Pictures and CBS. Special events aired include coverage of the Pope's visit to Ukraine, an anniversary program remembering the atrocities at Baba Yar, a documentary on Osama Bin Laden and a terrorism related special broadcast. Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming. All foreign language programs and films (other than those in the Russian language) are dubbed into the Ukrainian language. Studio 1+1 broadcasts more than 80% of its total air time in the Ukrainian language.

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

An agreement was signed to transfer UAH's 50% interest in Prioritet to Video International ("VI"), a Russian based company. This transfer forms part of an overall agreement signed with VI on March 14, 2001, for VI to sell advertising for Studio 1+1 on an exclusive basis up until the end of the broadcasting license in 2006.

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

License Renewal

The Studio 1+1 license expires in 2006. Licenses in Ukraine are renewed by the National Council for Television and Radio Broadcasting ("Media Council") in accordance with the terms of the 1995 Act on Television and Radio Broadcasting ("Media Act"). The Media Council may extend the license term in an administrative procedure. The license must be extended for another 7 years, if the applicant meets all conditions set forth for a broadcaster in the Media Act.

CORPORATE OPERATIONS

The Company's London based central service organization provides each television operation with a central resource. The service functions provided include sales, financial and legal services, including financial planning and analysis, cost control and network management.

SEASONALITY

The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Item 6, "Quarterly Results and Seasonality" for further discussion.

EMPLOYEES

As of March 1, 2002, CME had a corporate operations staff of 18 employees (compared to 19 as of December 31, 2000) and its Subsidiaries had a total of approximately 1,796 employees (compared to 1,910 as of December 31, 2000). None of CME's employees or the employees of any of its Subsidiaries are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

For additional information with regard to Segment Data see Part II, Item 8, Note 13 "Segment Data".

Item 2. PROPERTIES

CME Development Corporation leases office space in London in one location. The lease, for 3,958 square feet of office space, expires in 2015.

The Company has previously entered into an agreement on behalf of MPI which gives the Company the option to acquire the facility in Bucharest which contains some of PRO TV's studios. The purchase price is currently being negotiated. The Company owns a portion of a building in Ljubljana which contains POP TV and Kanal A's studios and offices. STS owns its principal office facility near Bratislava. Studio 1+1 leases offices in central Kiev and studio space outside Kiev.

The Company's Czech Republic operation owns a building of approximately 65,000 square feet which contains modern studios in Prague, Czech Republic.

Item 3. LEGAL PROCEEDINGS

The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic. This license, which was recently extended, expires in January 2017. CET was awarded the license with the full knowledge and understanding of the Council of the Czech Republic for Radio and Television Broadcasting (the "Media Council") that CEDC (the Company's direct predecessor in interest) was a direct participant in the license application. With the involvement of the Media Council, the Company and CET entered into a Memorandum of Association and Investment (the "Memorandum of Association") that provided for the creation of a company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV. Nova TV became one of the most successful television stations in Europe.

In 1996 and 1997, however, under compulsion resulting from proceedings initiated by the Media Council, the Company and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association. One such contract (the "Cooperation Contract") expressly identified CET as the license holder and the "television broadcasting operator" of TV Nova. Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal. CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 ($2,600) per month payable to CET.

On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999. CET representatives also stated publicly that, in future, CET would not use CNTS to provide services for Nova TV. CET has continued to pre-empt all of CNTS's programming for Nova TV. CET carried out these actions with the active support and encouragement of the Media Council. CNTS believes that CET's withdrawal from the Cooperation Contract was not legally effective since CNTS did not materially breach the Cooperation Contract and that the Cooperation Contract therefore remains in effect.

On August 9, 1999, CNTS filed a motion in the Regional Commercial Court in Prague for an injunction enjoining CET from entering into service relationships with other companies and further requested the court to declare the Cooperation Contract to be in full force and effect. The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. On November 14, 2001, the Czech Supreme Court cancelled the High Court's decision and remanded the case to the trial court for a fuller development of the record.

As a result of CET's actions, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed a majority of its employees.

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

On February 9, 2001, the ICC Arbitration Tribunal issued a final award in this proceeding, finding that Dr. Zelezny had breached the share purchase agreement and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. On March 24, 2002 the total amount was $28,388,000. The Tribunal ordered the Company to return the Nova Consulting shares to Dr. Zelezny, but only after receipt of the money owed by Dr. Zelezny. The Tribunal also rejected Dr. Zelezny's claim for the balance of the purchase price of $5,188,000. The Czech courts have ruled that the Amsterdam award against Dr. Zelezny is valid and enforceable in the Czech Republic. The Company is aggressively pursuing enforcement and collection of the award in several legal actions in several jurisdictions and will continue to do so until the award is satisfied. As of March 18, 2002 the Company has not been able to collect any part of the award. There can be no assurance that the Company will be able to collect all or any significant part of the award plus accrued interest.

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

On August 9, 1999, CNTS filed a motion in the Regional Commercial Court of Prague for an injunction enjoining CET from entering into service relationships with other companies and further requested the court to declare Cooperation Contract to be in full force and effect. The Regional Commercial Court issued a favorable ruling on May 4, 2000, which was subsequently reversed by a December 14, 2000 ruling from the High Court. CNTS then appealed the High Court ruling to the Supreme Court which subsequently referred the case back to a first instance court. The litigation before the first instance court is currently pending.

On July 24, 2001, CNTS filed an action against CET with the Municipal Court of Prague seeking the refund by CET of certain payments in an aggregate amount of approximately $4.5 million. The hearing on this action is currently pending.

In December 1999, the Media Council approved CET's request for a share capital increase, which was subsequently approved by CET. As a result of the CET share capital increase, Dr. Zelezny's participation interest in CET was reduced from 60% to 11.8% since he did not subscribe to any of the additional share capital. CME believes that the reduction of Dr. Zelezny's participation interest in CET was designed to frustrate the enforcement of the preliminary order issued in the arbitration, as well as any final award of damages against Dr. Zelezny. CME, CEDC and CNTS filed an action and an administration complaint with the Municipal Court in Prague requesting the Court to cancel the decision of the Media Council. Both actions were denied and CME, CEDC and CNTS will file an appeal.

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

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic. The claims asserted, remedies sought and procedure followed are substantially similar to those in the arbitration proceedings initiated by Mr. Lauder against the Czech Republic.

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that CME suffered as a result of its violations of the Treaty by payment of the fair market value of CME's investment as it was before consummation of the Czech Republic's breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay $1,008,000 to CME as a refund to CME of its legal costs and expenditures and of its payments of the Tribunal's fees and disbursements. The Czech Republic has filed a collateral challenge of the final partial award in the

Swedish courts. The Czech Republic alleges in their collateral challenge that their party appointed arbitrator was not allowed to fully participate in the deliberations leading to the Partial Final Award, that Czech law was not given precedence and should have been, and that the entire matter had already been dealt with by the London based tribunal in the Lauder arbitration and should not have been heard again on the basis of the principal of res judicata. The Czech Republic also argues in its pleadings that the Tribunal acted beyond its mandate in a number of ways including by declaring that in the upcoming quantum phase of the hearings CME's damages should correspond with the fair market value of the destroyed CNTS investment, instead of just finding the Czech Republic liable and leaving all other questions for this upcoming phase. All of these claims are in the Company's opinion incorrect as matters of fact or law and have been raised by the Czech Republic solely for the purpose of attempting to delay enforcement of any award. The Company will file its response to the collateral challenge on April 1, 2002 and anticipates that this matter will be heard in the fourth quarter of 2002.

The hearings to quantify CME's damages will take place from June 24 to July 5, 2002, and it is expected that a final award will be issued by the Tribunal later in 2002. CME has submitted to the Tribunal evidence claiming $526.9 million plus interest at 12.5% from August 1999 as the amount of damages due from the Czech Republic. The Czech Republic's response to the Company's $526.9 million dollar claim is due to be filed not later than May 1, 2002.

The Company believes that CET's actions violate the Cooperation Contract and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws, and that the actions of the Czech republic violate its obligations with respect to foreign investments under international law. The continued suspension of CNTS's operations has had a material adverse effect on the Company.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000, we reported that AITI, a television station in Ukraine, commenced a court action in Ukraine against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine TV Council. After the appeal process was completed, the challenge to the Studio 1+1 license was dismissed on April 5, 2001 by Ukraine's Supreme Arbitration Court.

Subsequent to that, AITI commenced another action, this time in the Arbitration Court in the City of Kiev, a lower court to the Ukraine Supreme Arbitration Court, making almost identical allegations. These were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 24 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Arbitration Court of the City of Kiev ruled in AITI's favor. The Ukraine TV Council, and Studio 1+1, acting as an interested third party, have appealed the Arbitration Court's decision to the Court of Appeal. The judgement of this appeal court is ultimately subject to any party obtaining leave to appeal to the Court of Cassation (previously called Supreme Arbitration Court), the same court that ruled in favor of Studio 1+1 on April 5, 2001 in relation to the almost identical claim also brought by AITI.

The Public Prosecutor's Office of the City of Kiev is also involved in the appeal of this decision. The reason for this is that the Prosecutor's Office acts on behalf of the State of Ukraine when a State institution is a defendant in a court action and there is a claim against funds in the State budget. Pending a decision of the Court of Appeal (and ultimately the Supreme Arbitration Court if leave is granted to appeal to it) the decision of the Arbitration Court of the City of Kiev has been stayed and Studio 1+1 continues to broadcast without interruption. The Company believes that the decision of the Arbitration Court of the City of Kiev is wrong on both its facts and its determination of law and wholly inconsistent with the previous decision of the Ukraine Supreme Arbitration Court, and will assist in the pursuit of the appeal vigorously. Should the Courts find against the Ukraine Media Council and the Studio 1+1 licence is withdrawn, Studio 1+1 would have to cease broadcasting immediately.

The Company is involved in ongoing disputes with a minority shareholder in MPI, including disputes relating to administration, operational and share ownership issues and related party transactions. As part of this dispute, Mr Tiriac or his representatives have commenced three court actions against MPI, one of which it withdrew, a second that continues but it is not believed by the Company to have any merit.

The third action was brought on December 20, 2001, by Rootland Trading Limited ("Rootland"), the vehicle through which Mr. Tiriac holds his stake in MPI. It was brought in the Bucharest Commercial Court against MPI and its remaining shareholders, including the Company. The basis of the claim is that due to Rootland contributing to a share capital increase in advance of the remaining MPI shareholders, it has been uniquely allotted additional shares in MPI, thereby increasing its stake from 19% to a controlling 64.9%. The Company believes that this claim was initiated as part of a partnership dispute involving Mr. Tiriac and Mr Sarbu. The Company believes that Rootland's claim is without merit and will defend the claim vigorously.

On February 11, 2002, the Securities and Exchange Commission requested that the Company voluntarily allow the Commission's Staff to inspect certain documents and records, related primarily to actual or potential liabilities payable by the Company or Media Pro International SA (the Romanian operating company in which the Company has a 66% interest) to any government entity in Romania. The Company believes that it has fully disclosed all its liabilities (actual and potential) in relation to all the jurisdictions within which it operates, including liabilities to governmental entities, in its filings with the Securities and Exchange Commission. The Company has and will continue to cooperate fully with the Commission's staff in the conduct of its inquiry.

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

On March 21, 2002 the last reported sales price for the Class A Common Stock was $18.80.

The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years of the Company and for the first quarter of 2002.

Price Period	High	Low

2000
First Quarter	19.250	6.500
Second Quarter	12.063	6.750
Third Quarter	10.813	1.594
Fourth Quarter	3.125	0.219

2001
First Quarter	3.250	0.344
Second Quarter	2.700	1.500
Third Quarter	10.600	1.100
Fourth Quarter	11.350	6.500

2002
First Quarter (to March 21, 2002)	24.000	9.30

At March 21, 2002, there were 29 holders of record (including brokerage firms and other nominees) of the Class A Common Stock and five holders of record of the Class B Common Stock. There is no established public trading market for the Class B Common Stock.

DIVIDEND POLICY

The Company has not declared or paid and has no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of its Common Stock. The Company's ability to pay cash dividends is primarily dependent upon receipt of dividends or distributions from its Subsidiaries over some of which it has limited control. In addition, the indentures which govern the Company's 9⅜% Senior Notes Due 2004 and 8⅛% Senior Notes Due 2004 restrict the ability of CME to declare and pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. SELECTED FINANCIAL DATA

(Selected Financial Data begins on the following page and ends on the page immediately preceding Item 7).

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands, except per share data)

The selected financial information presented below for the five years ended December 31, 2001 is derived from the audited Consolidated Financial Statements of the Company. The following selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the years ended December 31, 2001, 2000 and 1999, included elsewhere herein.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
OPERATING DATA:
Net Revenues	$ 73,238	$ 76,813	$ 129,323	$ 174,291	$ 146,155
Total station operating costs and expenses	60,469	77,808	139,405	112,836	92,925
Selling, general and administrative expenses	19,992	19,402	25,898	25,250	21,162
Corporate operating costs and development expenses	13,057	11,417	18,753	22,670	25,467
Amortization of goodwill	1,747	1,670	49,091	10,606	14,584
Restructuring charge	-	-	-	2,552	-
Total operating expenses	95,265	110,297	233,147	173,914	154,138
Operating (loss)/income	(22,027)	(33,484)	(103,824)	377	(7,983)
Equity in income/(loss) of unconsolidated affiliates	7,137	(514)	(11,021)	(3,398)	(10,340)
Loss on impairment of investments in unconsolidated affiliates (1)	-	-	-	-	(20,707)
Interest and other income	1,943	3,543	5,974	25,094	10,087
Interest and other expense	(19,702)	(21,788)	(20,003)	(42,644)	(15,858)
Change in the fair value of derivative	(1,576)	-	-	-	-
Gain on sale of Subsidiaries (2)	1,802	-	-	-	-
Foreign currency exchange gain/ (loss)	1,651	(2,286)	12,983	(6,999)	(5,283)
Gain on resolution of disputed investment payable (note 7)	5,188	-	-	-	-
Gain on sale of investment	-	17,186	25,870	-	-
Other income	-	-	8,250	-	-
Loss before provision for income taxes, minority interest and discontinued operations	(25,584)	(37,343)	(81,771)	(27,570)	(50,084)
Provision for income taxes	(1,381)	(96)	(1,518)	(15,856)	(14,608)
Loss before minority interest and discontinued operations	(26,965)	(37,439)	(83,289)	(43,426)	(64,692)
Minority interest in loss/(income) of consolidated subsidiaries	2,138	(59)	213	(156)	1,066
Net loss from continuing operations	(24,827)	(37,498)	(83,076)	(43,582)	(63,626)
Discontinued operations (3) :
Operating income/(loss) of discontinued operations (Hungary)	-	-	(10,208)	(37,576)	(4,480)
Gain on disposal of discontinued operations (Hungary)	2,716	-	3,414	-	-
Operating loss of discontinued operations (Poland)	-	-	-	(15,289)	-
Loss on disposal of discontinued operations (Poland)	-	-	-	(28,805)	(16,986)
Net loss	$ (22,111)	$ (37,498)	$ (89,870)	$ (125,252)	$ (85,092)

Net loss per common share from :
Continuing operations - basic and diluted	$ (7.50)	$ (11.35)	$ (25.78)	$ (14.45)	$ (21.29)
Discontinued operations - basic and diluted	0.82	-	(2.11)	(27.08)	(7.18)
	$ (6.68)	$ (11.35)	$ (27.89)	$ (41.52)	$ (28.47)

Common shares used in computing per share amounts (000s)	3,306	3,305	3,223	3,016	2,988

BALANCE SHEET DATA:
Current assets	66,474	91,666	103,070	152,283	174,631
Total assets	151,265	197,099	236,187	374,507	447,997
Total debt	176,311	191,482	198,128	230,771	230,720
Shareholders' (deficit)/equity	(86,796)	(65,878)	(35,236)	65,707	157,582

OTHER DATA:
Broadcast cash flow (4)	$1,277	$ 4,260	$ 15,366	$ 49,938	$ 42,695
Cash flow from operations	(15,004)	(15,529)	(12,702)	(9,172)	(21,210)
Cash flow from investing activities	5,550	19,516	14,364	(74,857)	(115,662)
Cash flow from financing activities	(5,899)	(2,398)	(6,377)	22,267	160,113

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

(2) On November 22, 2001 the Company sold its 70% interest in Video Vision International Srl and a gain of $1,802,000 has been recognized..

3) During the third quarter of 1999 the Company announced that is was selling substantially all of its Hungarian operations to SBS. The Company's financial statements have been restated for all periods presented in order to reflect the operations of Hungary as discontinued operations. During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and related operations as discontinued operations for all periods presented. The Company's financial statements have been restated for all periods presented in order to reflect the operations of Poland as discontinued operations.

(4) "Broadcast cash flow", a broadcasting industry measure of performance, is defined as net broadcast revenues, less (i) station operating costs and expenses (excluding depreciation and amortization of acquired programming and of intangible assets), (ii) broadcast selling, general and administrative expenses, and (iii) cash program rights costs. Cash program rights costs are included in the period in which payment is made, which may not necessarily correspond to the timing of program use or amortization. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP (see the accompanying Consolidated Financial Statements).

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of CME's last eight fiscal quarters

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(US dollars in thousands)

Income Statement data:
Net Revenues	16,005	20,603	13,590	23,040 (1)
Operating Loss	(7,906)	(2,588)	(8,565)	(2,968)
Net Loss	(3,286)	(785)	(14,576)	(3,464)
Net Loss per Share:
Basic and Diluted	(0.99)	(0.24)	(4.41)	(1.04)

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(US dollars in thousands)

Income Statement data:
Net Revenues	15,370	19,955	13,940	27,548 (1)
Operating Loss	(9,732)	(11,720)	(8,458)	(3,574)
Net Loss	(13,669)	(3,105)	(10,994)	(9,730)
Net Loss per Share:
Basic and Diluted	(4.14)	(0.94)	(3.33)	(2.94)

(1)The fourth quarter results have declined in 2001 compared with 2000 as result of the declining revenues at the Romanian and the Czech Republic operations. The Romanian operations reported a $3,561,000 decline in fourth quarter 2001 revenues compared to 2000, while the Czech Republic declined by $851,000.

The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The operating results for the twelve months ended December 31, 2001 in the Slovak Republic, Slovenia and Ukraine exceeded the Company's expectations. The results of the Company's Romanian operations for the twelve months ended December 31, 2001 are significantly below expectations.

The results of the Company's Slovenian operations have improved considerably compared to 2000 as a result of the Company acquiring control over the economics and programming of Kanal A on October 11, 2000.

The results of the Ukrainian operations have improved compared to 2000, due to the continued recovery of the Ukrainian advertising market, a restructured sales force at Studio 1+1 and improved annual average prime time audience share compared to 2000. In 2002, the Company expects further growth in net revenues for Ukraine, where the television advertising market grew by 43% in 2001. The Company has significantly increased its investment in programming for 2002 as a response to the competitive environment and on the basis of expected and budgeted revenue growth.

Inter, the main competitor in Ukraine market has extended its co-operation agreement with ORT, the dominant Russian Broadcaster, allowing Inter to add to its schedule a significant amount of very successful Russian series. Inter now has the opportunity to increase its average audience share and change its programming structure to appeal to a younger audience, the target audience of Studio 1+1.

The Ukraine operations are a third party to litigation involving the Ukraine TV Council which challenges the validity of the modifications made to certain licenses, including the license granted to Studio 1+1. The Company believes that this action has no merit and will be rejected by the higher Ukraine courts. On April 5, 2001 the Supreme Arbitration Court of Ukraine found in favor of the Ukraine TV Council in an almost identical action by AITI in January 2001. Should the courts find against the Ukraine TV Council and the Studio 1+1 license is withdrawn, Studio 1+1 would be compelled to immediately cease broadcasting and this would materially adversely affect the operating results of the Company. (See Part I, Item 3, "Legal Proceedings" for a further discussion.)

The results of the Company's Slovak operations are in line with the continued general economic recovery in the Slovak Republic. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza and to re-adjust CME's share in STS' profits. As a result of this acquisition, the Company will generally be entitled to 70% of STS' distribution of profits as opposed to 80% prior to the acquisition. The Company also has the right to appoint one of three authorized co-signatories of Markiza, which give CME a blocking control over Markiza's significant activities. The ownership transfer to the Company was approved by the Slovak Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

On October 23, 2001, the Slovak Media Council awarded a TV transmission license to TV Global, a company controlled by Ceska Produckcni 2000, managed by Dr Vladimir Zelezny. TV Global has launched the station, "Joj" which began broadcasting in March 2002. Should "Joj" capture a significant portion of the advertising market it will adversely affect the results of the Company's Slovak operations.

On November 1, 2001, the Slovak Media Council announced it would monitor the political content of Markiza TV's news coverage as a result of Mr. Rusko, a shareholder in Markiza-Slovakia s.r.o., launching the ANO political party. Should the actions of Mr Rusko be found to be in violation of the Slovak Media Act, significant financial or non-financial penalties may be imposed on Markiza-Slovakia s.r.o.

In Romania, despite positive national economic statistics, strong sales competition between the local stations appears to have caused the TV advertising market to decline from $69 million in 2000 to $63 million in 2001. The increasingly competitive market appears to have allowed major advertisers to either reallocate or reduce their advertising budgets in Romania during 2001. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs in line with the declining revenues. The Romanian operation has experienced difficulties generating sufficient cash funds to continue operations and it is anticipated that this will continue unless the collection of accounts receivable is accelerated. MPI has requested a re-scheduling of its tax liabilities. Should such re-scheduling fail to be granted and the Romanian tax authorities demand immediate payment in full of all potential tax liabilities, the Romanian operation would experience difficulties in continuing to operate.

As at December 31, 2001, 35% of the Romanian subsidiary's accounts receivable balance was more than 360 days old. Accordingly, Management increased the Company's bad debt provision by an additional $2,183,000 in the fourth quarter. On the Company's balance sheet, the total provision for bad debt is $8,219,000 of which the provision for Romanian bad debts is $6.5 million. Unless the collection of accounts receivable improves, a further provision could be required in 2002.

On February 11, 2002, the Securities and Exchange Commission requested that the Company voluntarily allow the Commission's Staff to inspect certain documents and records, related primarily to actual or potential liabilities payable by the Company or MPI (the Romanian operating company in which the Company has a 66% interest) to any government entity in Romania. The Company believes that it has fully disclosed all its liabilities (actual and potential) in relation to all the jurisdictions within which it operates, including liabilities to governmental entities, in its filings with the Commission. The Company has and will continue to cooperate fully with the Commission's staff in the conduct of its inquiry.

The Company is involved in ongoing disputes with a minority shareholder in MPI including disputes relating to administration, operational and share ownership issues and related party transactions. As part of this dispute, the minority shareholder has commenced three court actions against MPI, one of which it withdrew, a second that continues but it is not believed by the Company to have any merit, and a third under which the minority shareholder is claiming that its stake has increased to a controlling interest in MPI following an alleged unilateral share capital increase (see Part I, Item 3 "Legal Proceedings" for a more detailed description of this third claim).

PRO TV International rebroadcasts PRO TV and Acasa programming throughout Europe and Israel, using the existing PRO TV and Acasa satellite infrastructure. In 2002 MPI entered into an agreement under which PRO TV International will provide program content for broadcast in the USA at no direct cost to Pro TV International. The agreement is for four years and broadcast in the USA is expected to commence in April 2002. PRO TV International should be profitable by April 2002, two years after its launch.

On November 22, 2001 the Company sold its 70% interest in Video Vision International Srl ("Video Vision"), a Romanian post-production company, for the initial price that CME paid for its 70% stake. The gain on sale of the subsidiary, Video Vision, was $1,802,000 which reflects a write back of prior years losses from this subsidiary. This has been disclosed in the Consolidated Statements of Operations.

Following the dispute between CNTS and CET, the Company minimized its operations in the Czech Republic during 2001. On July 31, 2001, 47 of the 56 remaining staff at CNTS had their employment terminated. The Company intends to sell its building and all of its remaining assets in the Czech Republic, as required to mitigate the Company's damages claim. CNTS will continue to operate and pursue the outstanding legal claims against Dr Zelezny and the Czech Government. (See Part I, Item 3, "Legal Proceedings" for a further discussion).

The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. At this time, the slowdown in the US and Western European appears to have had limited impact on the economies in the markets in which the Company operates. Should the major fast-moving consumer goods multinationals decide to restrict their European expenditures, there may be an adverse material effect on the Company's financial position, results of operations and cash flows. To date there has been no indication that this will occur.

The Company, through a wholly-owned subsidiary, is still party to arbitration proceedings against the Czech Republic. See Part I, Item 3, "Legal Proceedings". On September 13, 2001, the Tribunal in this arbitration issued a partial final award, finding the Czech Republic liable for breaches of the Netherlands-Czech Bilateral Investment Treaty. This partial final award establishes a second round of hearings to quantify damages. CME has submitted to the Tribunal evidence claiming $526.9 million plus interest as the amount of damages due from the Czech Republic. Should the Company receive and collect a substantial award, the Company may be in a position to refinance or otherwise satisfy its Senior Notes, which currently have $163,563,000 of principal outstanding (the "Senior Notes"), on or before August 15, 2004. There can be no assurance that the Company will be awarded substantial damages in the second round of hearings, and if awarded such damages, that the Company will be able to collect the award. If substantial damages are not awarded and collected, the Company is likely to experience difficulties in refinancing the Senior Notes without additional external investment. If the Company is unsuccessful in refinancing the Senior Notes, the Company is likely to be unable to continue operations. See "Liquidity and Capital Resources".

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow, the sale of Czech Republic assets and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. However, the Company is dependent on cash flows which are outside its direct control and the Company has little margin for error in its twelve month cash flow projections. Under the Senior Notes covenants, the Company's subsidiaries are permitted to raise up to $100 million of secured debt, to which the Senior Notes are structurally subordinate. The Company is currently utilizing less than $15 million of this permission. The Company is currently attempting to secure a line of credit in an effort to improve liquidity. There can be no certainty that this line of credit will be secured.

Additional Information

The Company, like other television operators, experiences seasonality (seen Item 6 "Quarterly Results and Seasonality"), with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in television operations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. The Company has incurred and might in the future incur expenses conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses. The Company also engages in barter transactions in which its stations exchange commercial advertising time for goods and services.

Application of Accounting Principles

Although the Company conducts operations largely in foreign currencies, the Company prepares its consolidated financial statements in United States dollars and in accordance with US GAAP. The results of Markiza TV and certain entities of the Studio 1+1 Group have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations are included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value.

New Accounting Standards

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company has evaluated the effect of implementing FAS 142 on its total goodwill of $16.8 million and does not believe that any material impact will occur.

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

The Company occasionally enters into forward foreign exchange contracts. As of January 1, 2001, the Company adopted SFAS No. 133. The application of SFAS No 133 resulted in no impact on adoption and the Company's 2001 interest rate swap transaction with the Royal Bank of Scotland resulted in the Company recognizing a charge of $1,576,000 in 2001.

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for our fiscal year ending December 31, 2002, and does not anticipate that it will have a material impact on the consolidated financial results.

Foreign Currency

The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT"), Ukrainian hryvna ("Hrn") and Czech korunas ("Kc") and incurs expenses in those currencies as well as German marks, British pounds, United States dollars and Euros. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including operations in Slovenia, the Slovak Republic and certain entities in Ukraine, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate, while statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

Operations in Romania operate in economies considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

The exchange rates at the end of and for the periods indicated are shown in the table below.

	Balance Sheet At December 31,			Income Statement Weighted average for the years ended December 31,
	2001	2000	% change	2001	2000	% change
Czech koruna equivalent of $1.00	36.27	37.81	4.1%	38.04	38.60	1.5%
German mark equivalent of $1.00	2.20	2.08	(5.8)%	2.18	2.12	(2.8)%
Romanian lei equivalent of $1.00	31,597	25,880	(22.1)%	29,032	21,659	(34.0)%
Slovak koruna equivalent of $1.00	48.47	47.39	(2.3)%	48.51	46.76	(3.7)%
Slovenian tolar equivalent of $1.00	250.95	227.38	(10.4)%	243.99	226.05	(7.9)%
Ukrainian hryvna equivalent of $1.00	5.30	5.43	2.4%	5.29	5.44	2.8%
European Euro equivalent of $1.00	0.89	0.94	5.3%	0.90	0.87	(3.4)%

The Company's results of operations and financial position during 2001 were impacted by changes in foreign currency exchange rates.

Results of Operations

Year ended December 31, 2001 compared to year ended December 31, 2000

The Company's consolidated net revenues decreased by $3,575,000 or 5%, to $73,238,000 for 2001 from $76,813,000 for 2000. This decrease was primarily attributable to a decrease in the net revenues of its Romanian operations. This decrease was partially offset by increases in the net revenues of the Company's Ukrainian and Slovenian operations.

The net revenues of the Romanian operations declined by $7,038,000 or 18% from $39,591,000 in 2000 to $32,553,000 in 2001. This appears to be due to strong sales competition between the TV stations operating in Romania.

The net revenues of the Company's Slovenian operations increased by $4,296,000 or 18% for 2001 compared to 2000 primarily as a result of the Company acquiring control over the operations, economics and programming of Kanal A on October 11, 2000. Kanal A accounted for $6,512,000 of the Slovenian operation's net revenue, an increase of $3,995,000 over the 2000 results. This increase was principally due to Kanal A results being included for a full year in 2001 compared with three months in 2000. The net revenue increase would have been greater had the US Dollar not continued to appreciate against the Slovenian tolar (SIT) during 2001. In local currency terms, net revenues increased by SIT 1,713,974 or 31%.

The net revenues of the consolidated entities of the Company's Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1 Ltd) increased by $556,000, or 6%, from $9,795,000 in 2000 to $10,351,000 in 2001. This increase was a result of the continued recovery in the Ukraine advertising market and outsourcing of the sales force at Studio 1+1 to Video International. The strong market recovery in Ukraine is expected to continue in 2002.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $17,339,000 or 22%, from $77,808,000 in 2000 to $60,469,000 in 2001. The decrease in total station operating costs was primarily attributable to reductions at the Company's Romanian and Ukrainian operations, partially offset by an increase at the Company's Slovenian operations.

The station operating costs of the Company's Slovenian operations increased by $2,133,000 or 12% to $19,424,000 in 2001 from $17,291,000 in 2000. This is the result of the Company acquiring control over the operations, economics and programming of Kanal A on October 11, 2000.

The Romanian operations recorded a decrease in station operating costs of $8,863,000 or 25% from $35,513,000 in 2000 to $26,650,000 in 2001. This is a result of reducing the operations and implementing cost control measures which have reduced costs in all operating categories, in particular reductions in the depreciation of station fixed assets and acquired programming costs. As a result of improved program library management, in particular the renegotiation of licence contracts, a corporate provision of $2,100,000 was reversed, reducing program syndication charges for the year.

The Ukrainian operations recorded a decrease of $9,837,000 in operating costs from $21,275,000 in 2000 to $11,438,000 in 2001, a result of the Company's decision to write down $9,836,000 of the carrying value of the goodwill relating to the Studio 1+1 assets in 2000. The review of goodwill was conducted according to SFAS 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets Disposed of." Partially offsetting the decrease in depreciation and amortization charges, are increased salaries, production costs and acquired programming charges.

Station selling, general and administrative expenses were $19,992,000 in 2001 compared with $19,402,000 in 2000, an increase of $590,000. The increase in selling, general and administrative expenses was attributable to a $5,185,000 increase in the bad debt expense at the Romanian operations, and an increase in Ukraine across all categories, offset by savings at CNTS. CNTS has achieved a decrease of $3,643,000 to $225,000 in 2001 from $3,868,000 in 2000 as a result of a reversal of a provision for legal costs which were not subsequently incurred, based on legal progress in 2001. See Part I Item 3" Legal Proceedings" for further discussion on the ongoing dispute between CNTS and CET.

The Romanian operations had an increase in selling, general and administrative costs of $3,392,000 to $13,359,000 in 2001 from $9,967,000 in 2000. This is a result of the increase of $5,185,000 in the bad debt expense to $6,241,000 in 2001 from $1,056,000 in 2000, partially offsetting savings in all other cost categories.

The Ukraine operation had an increase in selling, general, and administrative costs of $927,000 to $3,466,000 in 2001 from $2,539,000 in 2001 as a result of increases in all cost categories. The Slovenian operations decreased selling, general and administrative costs by $43,000 to $2,946,000 in 2001 from $2,989,000 in 2000 primarily as a result of decrease in marketing and consulting costs.

Corporate operating costs and development expenses increased by $1,640,000, or 14%, to $13,057,000 in 2001 from $11,417,000 in 2000. This increase was primarily a result of a $4,484,000 charge for legal costs relating to the Czech Republic litigation and arbitration. See Part I Item 3, "Legal Proceedings".

Amortization of goodwill and allowance for development costs increased by $77,000, or 5%, to $1,747,000 in 2001 from $1,670,000 in 2000 mainly due to a full year amortization charge against the purchase cost of Kanal A being included in 2001 compared to three months in 2000.

As a result of the above factors, the Company generated an operating loss of $22,027,000 in 2001 compared to an operating loss of $33,484,000 in 2000.

Equity in income of unconsolidated affiliates increased by $7,651,000 to an income of $7,137,000 in 2001 compared to a loss of $514,000 in 2000. The increase is a result of the Slovak operation recording a net income of $1,832,000 compared to a $1,773,000 loss in 2000 and certain entities of the Ukraine operations that are not consolidated recording a net income of $5,305,000 compared to $1,259,000 in 2000. For a further discussion of Slovak and Ukraine operations in total see the section "EBITDA of Combined Operations for the twelve months to December 31,2001 - Non US GAAP"

Net interest and other expense decreased by $486,000 to $17,759,000 in 2001 compared to an expense of $18,245,000 in 2000.

The 2001 change in the fair value of the derivative was a provision for a net loss of $1,576,000 due to the mark to market revaluation of the Royal Bank of Scotland interest rate swap transaction which has been valued in accordance with FAS 133. See "Liquidity and Capital Resources" for a further discussion.

A gain on the sale of a subsidiaries of $1,802,000 was realized in 2001, relating to the sale of Video Vision. On November 22, 2001 the Company sold its 70% interest in Video Vision for the initial price that the Company paid for its 70% stake. The gain on sale of the subsidiary, Video Vision, was $1,802,000 which reflects a write back of prior year's losses from this subsidiary.

Net foreign currency exchange gain of $1,651,000 in 2001 compares to a net foreign exchange loss of $2,286,000 in 2000. The increase in the foreign currency exchange gain is a result of the effect of a weaker US Dollar on the Deutsche mark denominated portion of CME's Senior Notes obligations partially offset by the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS, and by losses on non-US dollar denominated assets and the re-translation of US dollar denominated obligations held by the Company's non-US Subsidiaries. In addition, the Company recorded a foreign exchange loss as a result of a dividend paid by CNTS in February 2000 and a foreign exchange loss on the CNTS dividend declared (but not paid) in the second quarter of 2000.

Gain on sale of investment of $17,186,000 in 2000 relates to the sale by the Company of a note that it received in connection with the Company's sale of a subsidiary in Poland.

A gain on resolution of a disputed investment of $5,188,000 was recorded in the first quarter of 2001. This represents a debt the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. See Part I Item 3 "Legal Proceedings".

Provision for income taxes was $1,381,000 in 2001 compared to $96,000 in 2000, due to increases in the income tax provision for Ukraine ($592,000), the Czech Republic ($374,000) and at corporate ($415,000).

Minority interest in the loss of consolidated subsidiaries was $2,138,000 in 2001 compared to a minority interest in income of $59,000 in 2000. Under US GAAP the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the company's losses. A cash contribution of $2,070,000 by the minority shareholders of MPI has allowed the Company to recoup a like amount of previously recognised losses. Other small movements reflect changes in the minority interest in other group companies.

As a result of these factors, the net loss from the continuing operations of the Company was $24,827,000 in 2001 compared to $37,498,000 in 2000.

The operating gain of $2,716,000 on discontinued operations in Hungary relates to the release of provisions no longer deemed necessary as the company is in liquidation.

Year ended December 31, 2000 compared to year ended December 31, 1999

The Company's consolidated net revenues decreased by $52,510,000, or 41%, to $76,813,000 for 2000 from $129,323,000 for 1999. The decrease was primarily attributable to the suspension of the broadcast operations of CNTS and partially due to decreases in the net revenues of the Slovenian, Romanian and the consolidated entities of the Ukraine operations. CNTS suspended broadcast operations on August 5, 1999 and has not generated any material revenues since that time. See Part I Item 3 "Legal Proceedings" and below for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

The Slovenia operations, US dollar net revenues declined for 2000 compared to 1999; however in local currency terms, net revenues increased by 14%. The net revenues of the Romanian operations declined year over year as a result of increased competition in an advertising market which showed no growth year over year. The Romanian advertising market was adversely affected by the elections at the end of 2000 and a lack of Government reforms.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $61,597,000, or 44%, to $77,808,000 for 2000 from $139,405,000 for 1999. The decrease in total station operating costs and expenses was primarily due to the cessation of broadcasting by CNTS and partially attributable to reductions in total station operating costs and expenses at the Romanian and Slovenian operations. See Part I Item 3, "Legal Proceedings" for a further discussion of Nova TV and the on-going dispute between CNTS and CET.

The decrease at the Romanian operations was a result of a reduction in amortization of programming rights of $5,984,000 and a reduction in depreciation of station fixed assets and other intangibles of $1,053,000. This reduction was partially off-set by an increase in other operating costs and expenses of $475,000 as a result of an increase in production expenses relating to new show formats.

The decrease at the Slovenian operations was a result of a reduction in amortization of programming rights of $879,000, other operating costs and expenses of $735,000 and depreciation of station fixed assets and other intangibles of $377,000 for 2000 compared to 1999.

The consolidated entities of the Ukrainian operations recorded a decrease in amortization of programming rights of $2,716,000 and a decrease in other operating costs and expenses of $1,080,000 for 2000 compared to 1999. These decreases were off-set by an increase in depreciation of station fixed assets and other intangibles of $9,235,000. This increase was primarily the result of a Company review of the carrying value of the goodwill relating to the Studio 1+1 asset and the subsequent determination to write the goodwill down. This review was conducted according to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and the remaining goodwill relating to the Studio 1+1 asset is $4,916,000.

Station selling, general and administrative expenses decreased by $6,496,000, or 25%, to $19,402,000 for 2000 from $25,898,000 for 1999. The decrease is primarily attributable the cessation of broadcasting by CNTS and partially attributable to reductions in total station selling, general and administrative expenses at the Romanian and Slovenian operations. See Part I Item 3 , "Legal Proceedings" for a further discussion of Nova TV and the on-going dispute between CNTS and CET.

The Romanian operations recorded a reduction in station selling, general and administrative expenses of $78,000. The Slovenian operations recorded a reduction in station selling, general and administrative expenses of $381,000 primarily due to a reduction in taxes. The consolidated entities of the Ukraine operations recorded an increase in station selling, general and administrative expenses of $62,000.

Corporate operating costs and development expenses decreased by $7,336,000, or 39%, to $11,417,000 in 2000 from $18,753,000 in 1999, mainly due to lower corporate operating expenses.

Amortization of goodwill and allowance for development costs decreased by $47,421,000, or 97%, to $1,670,000 in 2000 from $49,091,000 in 1999. This decrease is primarily attributable to the charge of $40,511,000 recorded in 1999 which resulted from a write-down of the goodwill relating to the purchases of additional equity interests in CNTS made by the Company in August 1996 and August 1997. No such charge was recorded in 2000. See Part I Item 3, "Legal Proceedings" for a further discussion of Nova TV and the on-going dispute between CNTS and CET.

As a result of the above factors, the Company generated an operating loss of $33,484,000 in 2000 compared to an operating loss of $103,824,000 in 1999.

Equity in loss of unconsolidated affiliates decreased by $10,507,000 to a loss of $514,000 in 2000 compared to a loss of $11,021,000 in 1999. This decrease was a result of the Slovakia operation recording a loss of $1,773,000 in 2000 compared to a loss of $4,611,000 in 1999 and certain entities of the Ukraine operations that are not consolidated recording net income of $1,259,000 in 2000 compared to a loss of $6,410,000 in 1999.

Net interest and other income changed by $4,216,000 to an expense of $18,245,000 in 2000 compared to an expense of $14,029,000 in 1999. This increase was a result of a Company review of the potential interest and penalties relating to outstanding tax obligations of the Romanian operations and a determination to provide for these charges in the amount of $4,000,000.

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

Gain on sale of investment of $17,186,000 in 2000 relates to the sale by the Company of a note that it received in connection with the Company's sale of a subsidiary in Poland.

Provision for income taxes was $96,000 in 2000 compared to $1,518,000 in 1999. This decrease is due to the suspension of the broadcasting operations of CNTS and the resulting decrease in net income. See Part I Item 3, "Legal Proceedings" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET.

Minority interest in income of consolidated subsidiaries was $59,000 in 2000 compared to a minority interest in loss of $213,000 in 1999. This change was due to the losses incurred by CNTS off-set by income of Kanal A. See Part I Item 3, "Legal Proceedings" for a further discussion on Nova TV and the ongoing dispute between CNTS and CET and see Item 8, Consolidated Financial Statements".

As a result of these factors, the net loss of the Company was $37,498,000 in 2000 compared to $89,870,000 in 1999.

Liquidity and Capital Resources

Net cash used in operating activities was $15,004,000 in 2001 compared to $15,529,000 in 2000. The decrease of $525,000 was primarily the result of a lower consolidated net loss being recorded in 2001 and the Czech tax authorities returning Kc 281,790,000 ($7,256,000) in cash to the Company in February 2001, partially offset by a decrease in accounts payable and accrued liabilities, and an increase in program payments.

Net cash provided by investing activities was $5,550,000 in 2001 compared to $19,516,000 in 2000. The decrease of $13,966,000 was primarily attributable to the cash proceeds received during 2000 as a result of the sale by the Company of a note it received in connection with the Company's sale of its operations in Poland offset by increase in 2001 cash proceeds from the disposals of fixed assets and loans and advances from affiliates.

The Company had cash and cash equivalents of $22,053,000 at December 31, 2001 compared to $37,510,000 at December 31, 2000.

Included in accounts payable and accrued liabilities, and Duties and other taxes payable as stated in the Company's Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities :

	As at December 31, 2001	As at December 31, 2000
Current tax liabilities	$ 9,421,000	$ 8,524,000
Estimated interest and penalties on overdue tax liabilities	$ 11,706,000	$10,897,000

A significant portion of these balances relates to the outstanding tax liability at the Company's Romanian subsidiaries. The Romanian subsidiaries have applied to the tax authorities for rescheduling of its outstanding tax liability and the associated penalties and interest. Media Vision has received approval for restructuring of its tax liability and the MPI application is still being considered by the Romanian tax authorities. Should such re-scheduling fail to be granted and the Romanian tax authorities demand full payment of all potential tax liabilities the Romanian operation would experience difficulties in continuing to operate.

The Company has three main tranches of debt. (1) Senior Notes which are denominated in United States dollar, in part, and in German marks, in part. The principal amount of the Senior Notes ($163,563,000) is repayable on their maturity date, August 15, 2004. (2) A loan agreement with CS which had an outstanding principal balance at December 31, 2001 of Kc 249,764,513 ($7,028,000), maturing November 2005, the payment of which is secured by an assignment of a dividend receivable by the Company from CNTS and a first mortgage on the Company's owned building in the Czech Republic. This agreement provides for the Company paying approximately $150,000 in interest payments each quarter with a balloon payment on the outstanding principal in November 2005. (3) Pro TV's borrowing facility with Tiriac Bank in Romania, include a loan for $4,000,000 maturing in December 2002 and an over draft facility for $3,000,000 maturing October 2002. At December 31, 2001, $989,000 was borrowed under the loan facility and a further $2,660,000 was drawn under the overdraft facility. The $3,000,000 overdraft facility which was due to mature in October 2001 has been extended to October 2002.

In August 1997, CME issued two tranches of Senior Notes (the "Senior Notes") the principal of which becomes due in August 2004. The United States dollar tranche totals $100,000,000 in principal amount and bears interest at a rate of 9⅜% per annum. The German mark tranche totals DM 140,000,000 ($63,621,000) in principal amount and bears interest at a rate of 8⅛% per annum. The Senior Notes raised net proceeds of approximately $170,000,000. The Senior Notes are denominated in United States dollars, in part, and in German marks, in part. The indentures governing the Senior Notes contain certain restrictions relating to the ability of CME and its Subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments in unconsolidated companies, declare and pay dividends (in the case of CME), sell assets and engage in extraordinary transactions.

Under the Senior Notes covenants, the Company's subsidiaries are permitted to raise up to $100 million of secured debt, to which the Senior Notes are structurally subordinate. The Company is currently utilizing less than $15 million of this permission.

In April 1998, the Slovenia operations, Pro Plus, entered into a multicurrency $5,000,000 loan agreement with Creditanstalt AG which matures in May 2005. As at December 31, 2000, the loan was fully drawn. This loan secured by the land, buildings and equipment of POP TV and guaranteed by CME was fully repaid in 2001.

CNTS was the subject of a VAT inspection by the Czech Republic tax authorities for the years 1997 and 1998. As a result of this inspection the Czech tax authorities had levied an assessment seeking VAT payments of Kc 232,777,000 ($6,418,000). The Czech authorities asserted that CNTS was providing certain services to CET and that these services should have been subject to VAT. On February 28, 2001, CNTS received notification from the Czech Republic tax authorities that all tax investigations and assessments had been cancelled. The Czech tax authorities had previously frozen CNTS' 1998 and 1999 income tax prepayments in the amount of Kc 281,790,000 ($7,256,000). These income tax prepayments were returned to CNTS on February 20, 2001.

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 ($4,276,000). The Slovene authorities have asserted that capital contributions and loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, the Slovene authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovene tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovene tax authorities approved the cash capital contributions for 1995 and 1996. This has reduced the assessment to SIT 636,800,000 ($2,538,000). The Administrative Court of Ljubljana has issued an injunction to prevent the tax authorities from demanding payment until a hearing on the matter has been concluded. There is currently no date set for this hearing.

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9⅜% $100 million fixed rate debt for floating rate debt. The transaction has an expiration date of August 10, 2004 and has two phases. Until August 10, 2002, RBS has guaranteed an interest rate of 8⅜%, thereafter the interest rate is determined by the Dollar (USD) 6 month LIBOR rate plus 5.69%. Therefore on its $100 million of fixed rate debt, the Company receives 9⅜% from RBS, but only pays 8⅜% until August 10, 2002. Thereafter the Company will continue to receive 9⅜%, but will pay the USD 6 month LIBOR rate plus 5.69%. To cover the bank's risk, the Company was required to place on a restricted deposit $3,270,000, and this will remain on deposit until the swap transaction is cancelled or the term is completed.

On August 10, 2002 and every six months thereafter, the swap counterparty (RBS) has an option to terminate the swap at no cost. If the counterparty cancels the swap on August 10, 2002, a $645,000 cash benefit will have been received by the Company. If the counterparty does not exercise this right and unless the Company exercises its option to unwind the transaction at the cost of the market value of the swap, the Company automatically enters into a new swap for the next six months.

Below is a table showing the fair value of this transaction as prescribed by FAS 133. It represents the total cash cost to the Company through August 2004, based on the futures market rates as at December 31, 2001.
Date	Implied USD 6 Month LIBOR Rate as at 12/31/01	Total Cash Benefit / (Cost)
February 2002	2.685%	$ 191,000
August 2002	2.685%	$ 448,000
February 2003	3.011%	$ 303,000
August 2003	4.376%	$ (412,000)
February 2004	5.434%	$ (966,000)
August 2004	5.908%	$ (1,140,000)
Total		$ (1,576,000)

The Company has an option to unwind the transaction at any time by paying RBS the market valuation of the transaction based on the prevailing profile of the yield curve through to August 2004. As at December 31, 2001, the estimate of the cost to unwind the transaction was $1,576,000, as described in the above table. As at February 28, 2002, the estimate of this cost was $862,000.

As at December 31, 2001, the Company held Euro 4,000,000 and Euro 2,600,000 (a total of US$ 5,877,000) with RBS on dual currency deposit. This form of deposit is designed to enhance the yield on a given deposit. The Company contracts to a strike rate in an alternative currency at the time of maturity of the deposit. On the day of maturity, if the spot rate is less favorable than the contracted strike rate, the Company will receive its money in the alternative currency. Consequently, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, the Company would not be in a position to take advantage of this. The Company uses this form of deposit to enhance the interest rate on its deposits because it makes payments in US Dollars, Euros and British Pounds which means that the Company is relatively indifferent if the deposit is returned in an alternative currency.

The primary internal sources of cash available for corporate operating costs and development expenses are debt repayment, dividends and other distributions from its Subsidiaries.

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

Cash (including CNTS dividends, inter-company charges, repayment of related party personal loans and net advances) received from the Company's subsidiaries and partners for 2001 was $17,018,000 compared to $16,241,000 for 2000. During 2001, the Company received the following amounts from its operations: Ukraine $2,167,000 Romania $4,846,000 Slovenia $2,210,000 Slovakia $2,646,000, and the Czech Republic $5,149,000.

The Company's cash flow relies on cash generated by its subsidiary operations. In 2002, the Company will depend on receiving cash from the Slovak operations, a non-controlled entity from which the Company cannot compel the making of distributions, and from the sale of its building in the Czech Republic. Cash is mainly repatriated to the Company by the operations making payments on their inter company payables, loans and accrued interest. As at December 31, 2001 the operations had the following unsecured balances owing to the Company :

Country	Total Outstanding
Ukraine	$ 19,215,000
Romania	42,953,000
Slovenia (1)	6,374,000
Slovakia	3,513,000
Czech Republic	125,000
Total	72,180,000

(1) In 1998 the Company converted intercompany debt to equity in the Slovenian operations in exchange for a $17.6 million preferential dividend distribution. The Company shall receive 92.5% of any dividend declared until the Company has received $17.6 million, after which it will receive its previous 85% of dividends paid. No dividends have been received by the Company to date.

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow, the sale of Czech Republic assets and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. However, the Company is dependent on cash flows which are outside its direct control and the Company has little margin for error in its twelve month cash flow projections. Under the Senior Notes covenants, the Company's subsidiaries are permitted to raise up to $100 million of secured debt, to which the Senior Notes are structurally subordinate. The Company is currently utilizing less than $15 million of this permission. The Company is currently attempting to secure a line of credit in an effort to improve liquidity. There can be no certainty that this line of credit will be secured.

As discussed above, the Senior Notes mature in August 2004. The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part I, Item 3, "Legal Proceedings"), renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations.

Selected Combined and Attributable Financial Information - Non US GAAP

The following two tables are neither required by United States generally accepted accounting principles ("GAAP") nor intended to replace the Consolidated Financial Statements prepared in accordance with GAAP. The tables set forth certain combined and attributable financial information for the years ended December 31, 2001, 2000 and 1999 for the Company's operating entities. This financial information departs materially from GAAP.

In the table "Selected Combined Financial Information," revenues and operating expenses of the Slovak and Ukraine operations not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. Certain entities of the Ukraine operations not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's GAAP Consolidated Financial Statements as of December 31, 2001.

The tables are presented solely for additional analysis and not as a presentation of results of operations of each component, nor as combined or consolidated financial data presented in accordance with GAAP. See "Application of Accounting Principles". The following supplementary unaudited combined and attributable information includes certain financial information of the Slovakia operations on a line-by-line basis, similar to that of the Company's consolidated entities. Intercompany transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

Total Stations refer to the Company's operations in Romania, Slovenia, Slovakia and Ukraine. The Romanian and Slovenian operations began in December 1995, the Slovakian operation began in August 1996, and the Ukrainian operations began to generate significant revenue during the second quarter of 1997. Kanal A, the second of the Slovenian stations was acquired on October 11, 2000.

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

Selected Combined Financial Information (1)

Non - US GAAP

(unaudited)

($000s)

Year Ended December 31,
	Net Revenue
	2001	2000	1999
Romania (PRO TV & Media Vision)	$ 32,553	$ 39,591	$40,627
Slovak Republic (Markiza TV)	34,696	33,155	32,217
Slovenia (POP TV and Kanal A) (2)	28,465	24,168	23,347
Ukraine (Studio 1+1 Group)	23,098	17,164	14,501
Total	$ 118,812	$ 114,078	$ 110,692

	EBITDA
	2001	2000	1999
Romania (PRO TV & Media Vision)	$ (2,007)	$ 1,564	$ (2,987)
Slovak Republic (Markiza TV)	6,033	4,368	2,739
Slovenia (POP TV and Kanal A) (2)	8,367	6,024	4,655
Ukraine (Studio 1+1 Group)	4,613	775	(8,443)
Total	$ 17,006	$ 12,731	$ (4,036)

	Broadcast Cash Flow
	2001	2000	1999
Romania (PRO TV & Media Vision)	$ (3,522)	$ 1,584	$ 3,655
Slovak Republic (Markiza TV)	6,922	4,670	5,214
Slovenia (POP TV and Kanal A) (2)	7,932	7,206	4,372
Ukraine (Studio 1+1 Group)	4,509	581	(6,270)
Total	$ 15,841	$ 14,041	$ 6,971

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the twelve months ended December 31, 2000 represent results for nine months of POP TV and three months of POP TV and Kanal A.

Selected Attributable Financial Information (1)

Non- US GAAP

(unaudited)

($000s)

Year Ended December 31,
		Economic Interest	Net Revenue
			2001	2000	1999
Romania	(PRO TV & Media Vision)	66%	$ 21,485	$ 26,130	$ 26,814
Slovak Republic	(Markiza TV)	80%	27,757	26,524	25,774
Slovenia	POP TV Kanal A (2)	85.5% 90%	24,338	20,777	19,962
Ukraine	(Studio 1+1 Group)	60%	13,859	10,298	8,701
Total			$ 87,439	$ 83,729	$ 81,251

		Economic Interest	EBITDA
			2001	2000	1999
Romania	(PRO TV & Media Vision)	66%	$ (1,325)	$ 1,032	$ (1,971)
Slovak Republic	(Markiza TV)	80%	4,826	3,494	2,191
Slovenia	POP TV Kanal A (2)	85.5% 90%	7,098	5,199	3,980
Ukraine	(Studio 1+1 Group)	60%	2,768	465	(5,066)
Total			$ 13,367	$ 10,190	$ (866)

		Economic Interest	Broadcast Cash Flow
			2001	2000	1999
Romania	(PRO TV & Media Vision)	66%	$ (2,325)	$ 1,045	$ 2,412
Slovak Republic	(Markiza TV)	80%	5,538	3,736	4,171
Slovenia	POP TV Kanal A (2)	85.5% 90%	6,711	6,204	3,738
Ukraine	(Studio 1+1 Group)	60%	2,705	349	(3,762)
Total			$12,629	$ 11,334	$ 6,559

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding this table.

(2) The Company acquired control over the economics and the programming of Kanal A on October 11, 2000. Consequently, amounts shown in the above table for Slovenian operations in the twelve months ended December 31, 2000 represent results for nine months of POP TV and three months of POP TV and Kanal A.

EBITDA of Combined Operations for the twelve months to December 31, 2001 - Non US GAAP

The total combined EBITDA for the Company's stations increased by $4,275,000 from $12,731,000 to $17,006,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000. This improvement was as a result of EBITDA increases at the Company's Ukrainian operations of $3,838,000, the Company's Slovenian operations of $2,343,000, and the Company's Slovak operations of $1,665,000, partially offset by a decrease in the Company's Romanian operations of $3,571,000.

The Company's Ukrainian operations' EBITDA increased by $3,838,000 to $4,613,000 for 2001 compared to $775,000 for 2000. This improvement was achieved as a result of an increase of $5,934,000 in Studio 1+1's net revenues, partially offset by an increase of $2,096,000 in costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian advertising market and outsourcing the sales force to Video International.

The Company's Romanian operations' EBITDA decreased by $3,571,000 to negative $2,007,000 for 2001 compared to positive $1,564,000 for 2000. This decrease was a result of a net revenue decrease of $7,038,000 partially offset by a decrease of $3,467,000 in costs, including an increase of $5,185,000 in the bad debt expense year on year. The reduction in net revenues appears to be a result of strong sales competition between the television station which has allowed major advertisers to reallocate or reduce their advertising budgets during 2001. In response, the Company has reduced operations and has implemented cost control measures to reduce costs in line with the decline in revenues.

The Company's Slovak operations' EBITDA increased by $1,665,000 to $6,033,000 for 2001 compared to $4,368,000 for 2000. This improvement was as a result of an increase in net revenues of $1,541,000 and a decrease in costs of $124,000 for 2001 compared to 2000. The decrease in costs was primarily as a result of lower program syndication charges and lower depreciation of fixed and intangible assets.

The Company's Slovenian operations' EBITDA increased by $2,343,000 to $8,367,000 for 2001 compared to $6,024,000 for 2000. The improvement was primarily a result of additional revenues of $4,297,000, partially offset by additional costs of $1,954,000. Net revenues and costs of $6,512,000 and $3,812,000, respectively, were attributable to Kanal A. POP TV's net revenues increased by $301,000. The flat growth in POP TV revenues was primarily the result of the continued depreciation of the Tolar against the US Dollar. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately 1,713,974 Slovenian tolars (SIT), or 31%, for 2001 compared to 2000.

For the reasons described above total combined EBITDA increased by $4,275,000 to $17,006,000 in 2001 compared to $12,731,000 in 2000.

Broadcast Cash Flow

Differences between EBITDA and broadcast cash flow are the result of timing differences between programming use and programming payments. See "Liquidity and Capital Resources" for a complete discussion of cash flows from operating, investing and financing activities.

Euro Conversion

As part of the European Economic and Monetary Union (EMU), a single currency, the euro, replaced the national currencies of many of the member countries of the European Union on January 1, 2002. Although the Company does not currently conduct business in any of the countries which are adopting the euro, it holds debt denominated in German marks, one of the currencies replaced by the euro. Additionally, it is expected that the countries in which the Company operates are likely to join EMU at some point in the future.

The Company's program to address the adoption of the single euro currency was successful in that our business activities have continued without disruption since its introduction and the associated costs were not significant.

Forward-looking Statements

This report contains forward-looking statements, including statements regarding the potential damages to be awarded to the Company in connection with the arbitration tribunal's decision finding that the Czech Republic violated the Netherlands - Czech Republic Bilateral Investment Treaty, the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, the Company's anticipated 2002 results, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the regulatory environment and compliance, the relationship with our operating partners, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors and the ability to collect on the Czech Republic arbitration award.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company engages in activities that expose it to various market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain Subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At December 31, 2001 the Company held no foreign exchange contracts.

As at December 31, 2001, the Company held Euro 4,000,000 and Euro 2,600,000 (a total of US$ 5,877,000) with RBS on dual currency deposit. This form of deposit is designed to enhance the yield on a given deposit. The Company contracts to a strike rate in an alternative currency at the time of maturity of the deposit. On the day of maturity, if the spot rate is less favourable than the contracted strike rate, the Company will receive its money in the alternative currency. Consequently, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, the Company would not be in a position to take advantage of this. The Company uses this form of deposit to enhance the interest rate on its deposits and because it makes payments in US Dollars, Euros and British Pounds the Company is relatively indifferent if the deposit is returned in an alternative currency.

Interest Rate Risk Management

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9⅜% $100 million fixed rate debt for floating rate debt. The transaction has an expiry date of August 10, 2004 and has two phases. Until August 10, 2002, RBS has guaranteed an interest rate of 8⅜%, thereafter the interest rate is determined by the USD 6 month LIBOR rate plus 5.69%. Therefore on its $100 million of fixed rate debt, the Company receives 9⅜% from RBS, but only pays 8⅜% until August 10, 2002, thereafter the Company will continue to receive 9⅜%, but will pay the USD 6 month LIBOR rate plus 5.69%.

On August 10, 2002 and every six months thereafter, the swap counterparty (RBS) has an option to terminate the swap at no cost. If the counterparty cancels the swap on August 10, 2002, a $645,000 cash benefit will have been received by the Company. If the counterparty does not exercise this right and unless the Company exercises its option to unwind the transaction at a cost of the market value of the swap, the Company automatically enters into a new swap for the next six months.

Below is a table showing the fair value of this transaction as prescribed by FAS 133. It represents the total cash cost to the Company through to August 2004, based on the futures market rates as at December 31, 2001.

Date	Implied USD 6 Month LIBOR Rate as at 12/31/01	Total Cash Benefit / (Cost)
February 2002	2.685%	$ 191,000
August 2002	2.685%	$ 448,000
February 2003	3.011%	$ 303,000
August 2003	4.376%	$ (412,000)
February 2004	5.434%	$ (966,000)
August 2004	5.908%	$ (1,140,000)
Total		$ (1,576,000)

The Company has an option to unwind the transaction at any time by paying RBS the market valuation of the transaction based on the prevailing profile of the yield curve through to August 2004. As at December 31, 2001, the estimate of the cost to unwind the transaction was $1,576,000. As at February 28, 2002, the estimate of the cost to unwind the transaction was $862,000, the USD 6 month LIBOR rate was 2.03% and the 2.5 year spot rate was 3.97%.

Following the interest rate swap transaction which the Company entered into with RBS in November 2001, approximately 37% of the Company's debt was maintained with a fixed interest rate as at December 31, 2001 compared to 96% as at December 31, 2000. The Company has two tranches of debt that provide for interest at a spread above a basis rate (such as LIBOR) and the RBS interest rate swap transaction which expose the Company to interest rate fluctuations. A significant rise in these base rates would materially adversely affect the Company's business, financial condition or results of operations.

Interest Rate Table as at December 31, 2001
Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate	$ 989	-	$ 63,621	-	-
Average Interest Rate	9.1%	-	8.2%	-	-

Variable Rate	2,660	-	99,942	7,028	-
Average Interest Rate	5.4%	-	8.4%	8.4%	-

Interest Rate Table as at December 31, 2000
Expected Maturity Dates	2001	2002	2003	2004	Thereafter
	US$000s
Total Debt:
Fixed Rate	$6,664	$4,221	-	$166,954	-
Average Interest Rate	12.3%	12.0%	-	8.9%	-

Variable Rate	$3,302	$825	$825	$825	$824
Average Interest Rate	9.3%	7.1%	7.1%	7.1%	7.1%

Variable Interest Rate Sensitivity as at December 31, 2001
Value of debt as at 12/31/01 ($000's)	Present Interest Rate	Yearly interest Charge ($000s)	Yearly interest charge if interest rates increase by ($000s):
			1%	2%	3%	4%	5%

7,028	8.4%	593	663	734	804	874	945
2,660	5.4%	143	169	196	223	249	276
		736	832	930	1,027	1,123	1,221

	(1)		5,115	5,115	5,115	5,115	5,115
	(1)		3,644	4,032	4,421	4,810	5,198
99,942	8.4%	8,370	8,759	9,147	9,536	9,925	10,313

		9,106	9,591	10,077	10,563	11,048	11,534

(1) As described above, the Company entered into an interest rate swap transaction through RBS to exchange its 9⅜% $100 million fixed rate debt for floating rate debt. The transaction has an expiry date of August 10, 2004 and has two phases. Until August 10, 2002, RBS has guaranteed an interest rate of 8⅜%, thereafter the interest rate is determined by the USD 6 month LIBOR rate plus 5.69%. Therefore the above table shows the fixed interest rate of 8⅜% for the period January 1, 2002 to August 10, 2002 and a floating interest rate thereafter.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central European Media Enterprises Ltd:

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. (a Bermuda corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Produkcija Plus d.o.o. and Super Plus Holding d.d. (acquired on October 11, 2000) which statements reflect total assets of 21 percent and total revenues of 39 percent in 2001, and 18 percent and 31 percent, respectively in 2000, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and in its cash flow projections is relying on cash inflows that are outside the Company management's direct control. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN

Hamilton, Bermuda

March 27, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of Produkcija Plus d.o.o.

Ljubljana, Slovenia

We have audited the accompanying balance sheets of Produkcija Plus d.o.o. as of December 31, 2001 and 2000, and related statements of operations and cash flows for the years ended December 31, 2001 and 2000 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Produkcija Plus d.o.o. at December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with United States generally accepted accounting principles.

Deloitte & Touche

Ljubljana, Slovenia

February 15, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of Super Plus Holding d.d.

Ljubljana, Slovenia

We have audited the accompanying consolidated balance sheets of Super Plus Holding d.d. and its subsidiary (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of operations and cash flows for the year ended December 31, 2001 and for the period from October 11, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, referred to in the first paragraph above, present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the consolidated results of operations and cash flows for the year ended December 31, 2001 and for the period from October 11, 2000 until December 31, 2000 in conformity with United States generally accepted accounting principles.

The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and in its cash flow projections is relying on cash inflows that are outside the Company's management's control and depend on the Company's parent company's ability to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche

Ljubljana, Slovenia

March 27, 2002

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

(US$000s, except per share data)

	December 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 22,053	$ 37,510
Restricted cash	3,562	1,527
Accounts receivable (net of allowances of $8,219, $3,539)	19,451	23,785
Program rights costs	8,754	7,090
Advances to affiliates	7,346	9,081
Income taxes receivable	-	7,452
Other short-term assets	5,308	5,221
Total current assets	66,474	91,666
Investments in unconsolidated affiliates	21,502	20,428
Loans to affiliates	7,276	15,606
Property, plant and equipment (net of depreciation of $41,225, $63,343)	16,642	32,824
Asset held for sale	8,679	-
Program rights costs	6,497	6,305
License costs and other intangibles (net of amortization of $9,867, $6,609)	2,119	2,158
Goodwill (net of amortization of $87,594, $90,674)	16,811	20,909
Deferred tax asset	-	175
Other assets	5,265	7,028
Total assets	$151,265	$ 197,099

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short term payables to bank	$ 1,576	$ -
Accounts payable and accrued liabilities	46,436	50,799
Duties and other taxes payable	12,273	11,421
Income taxes payable	602	374
Current portion of credit facilities and obligations under capital leases	10,785	10,006
Investments payable	1,256	6,444
Advances from affiliates	1,155	2,241
Total current liabilities	74,083	81,285
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities and obligations under capital leases	707	8,078
$100,000,000 9⅜% Senior Notes due 2004	99,942	99,920
DM 140,000,000 8⅛% Senior Notes due 2004	63,621	67,034
Other liabilities	1,618	6,493
Total non-current liabilities	165,888	181,525
Minority interests in consolidated subsidiaries	90	167
Commitments and Contingencies (Note 10)
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at December 31, 2001 and December 31, 2000; issued and outstanding : 2,314,221 at December 31, 2001 and 2,313,346 December 31, 2000	185	185
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at December 31, 2001 and December 31, 2000; issued and outstanding: 991,842 at December, 2001 and December 31, 2000	79	79
Additional paid-in capital	356,385	356,385
Accumulated deficit	(437,827)	(415,716)
Accumulated other comprehensive loss	(7,618)	(6,811)
Total shareholders' deficit	(88,796)	(65,878)
Total liabilities and shareholders' deficit	$151,265	$ 197,099

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except per share data)

	For the years ended December 31,
	2001	2000	1999
Net revenues	$ 73,238	$ 76,813	$ 129,323

STATION EXPENSES:
Other operating costs and expenses	36,323	37,160	59,747
Amortization of programming rights	12,815	15,994	57,991
Depreciation of station fixed assets and other intangibles	11,331	24,654	21,667
Total station operating costs and expenses	60,469	77,808	139,405
Selling, general and administrative expenses	19,992	19,402	25,898

CORPORATE EXPENSES:
Corporate operating costs and development expenses	13,057	11,417	18,753
Amortization of goodwill	1,747	1,670	49,091
	14,804	13,087	67,844

Operating income/(loss)	(22,027)	(33,484)	(103,824)

Equity in loss of unconsolidated affiliates (Note 12)	7,137	(514)	(11,021)
Net interest and other income/(expense)	(17,759)	(18,245)	(14,029)
Change in fair value of derivative	(1,576)	-	-
Gain on sale of subsidiaries	1,802	-	-
Foreign currency exchange gain/(loss), net	1,651	(2,286)	12,983
Gain on sale of Investment	-	17,186	25,870
Gain on resolution of disputed investment payable (Note 7)	5,188
Other Income	-	-	8,250

Loss before provision for income taxes, minority interest and discontinued operations	(25,584)	(37,343)	(81,771)
Provision for income taxes	(1,381)	(96)	(1,518)

Loss before minority interest and discontinued operations	(26,965)	(37,439)	(83,289)
Minority interest in loss/(income) of consolidated subsidiaries	2,138	(59)	213

Net loss from continuing operations	(24,827)	(37,498)	(83,076)

Discontinued operations:
Operating income/(loss) of discontinued operations (Hungary)	-	-	(10,208)
Gain on disposal of discontinued operations (Hungary)	2,716	-	3,414

Net loss	$ (22,111)	$ (37,498)	$ (89,870)

PER SHARE DATA
Net loss per share (Note 3)
Continuing operations - Basic and diluted	$ (7.50)	$ (11.35)	$ (25.78)
Discontinued operations - Basic and diluted	0.82	-	(2.11)
Total	$ (6.68)	$ (11.35)	$ (27.89)

Weighted average common shares used in computing per share amounts:
Basic and diluted	3,306	3,305	3,223

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Period from December 31, 1998 to December 31, 2001

(US$000s, except per share data)

	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid In Capital	Accumulated Deficit (a)	Accumulated Other Comprehensive Income/(Loss) (b)	Total Shareholders' Equity/(Deficit)

BALANCE, December 31, 1998		181	76	356,378	(288,348)	(2,580)	65,707

Comprehensive income/(loss):
Net loss.	(89,870)				(89,870)		(89,870)
Other comprehensive income:
Unrealized translation adjustments	(11,087)					(11,087)	(11,087)
Comprehensive loss........	$ (100,957)

Stock issued:
Capital contributed by shareholders		4	3	7	-	-	14

BALANCE, December 31, 1999		185	79	356,385	(378,218)	(13,667)	(35,236)

Comprehensive income/(loss):
Net loss.	(37,498)				(37,498)		(37,498)
Other comprehensive income:
Unrealized translation adjustments	6,856					6,856	6,856
Comprehensive loss........	$ (30,642)

Stock issued:
Capital contributed by shareholders		-	-	-	-	-	-

BALANCE, December 31, 2000		185	79	356,385	(415,716)	(6,811)	(65,878)

Comprehensive income/(loss):
Net loss.	(22,111)				(22,111)		(22,111)
Other comprehensive income:
Unrealized translation adjustments	(807)					(807)	(807)
Comprehensive loss........	(22,918)

Stock issued:
Capital contributed by shareholders		-	-	-	-	-	-

BALANCE, December 31, 2001		$ 185	$ 79	$ 356,385	$ (437,827)	(7,618)	(88,796)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (22,111)	$ (37,498)	$ (89,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated affiliates	(7,137)	514	11,021
Depreciation and amortization	26,674	42,864	129,811
Provision for bad debt	6,399	1,066	550
Discontinued operations	-	-	6,794
Gain on resolution of disputed investment payable	(5,188)	-	-
Gain on disposal of investment	-	(17,186)	(25,870)
Minority interest in (loss) income of consolidated subsidiaries	(2,138)	59	(213)
Foreign currency exchange (gain) loss, net	(1,651)	2,286	(12,983)
Accounts receivable	(2,580)	(9,033)	19,007
Cash paid for program rights	(15,647)	(15,518)	(28,312)
Advances from (to) affiliates	1,855	10,756	(7,000)
Other short-term assets	7,876	2,238	6,398
Accounts payable and accrued liabilities	(5,023)	4,736	(14,361)
Short term payable due to bank	1,576	-	-
Income and other taxes payable	2,091	(813)	(7,674)
Net cash used in operating activities	(15,004)	(15,529)	(12,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other investments	-	(13,163)	(6,063)
Investments in discontinued operations	-	-	(9,373)
Cash proceeds from disposal of discontinued operations	-	4,416	39,260
Cash proceeds from disposal of investment	-	37,250	-
Restricted cash	(2,110)	3,161	(4,717)
Acquisition of fixed assets	(2,333)	(617)	(6,052)
Disposal of fixed assets	2,371	-	-
Loans and advances from affiliates	6,892	(8,171)	1,383
License costs, other assets and intangibles	730	(3,360)	(74)
Net cash provided by investing activities	5,550	19,516	14,364
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facilities and payments under capital leases	(5,899)	(2,087)	(6,358)
Dividends paid to minority shareholders	-	(311)	-
Capital contributed by shareholders	-	-	14
Other long term liabilities	-	-	(33)
Net cash (used in) provided by financing activities	(5,899)	(2,398)	(6,377)

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	(104)	(1,069)	(1,649)
Net (decrease) increase in cash and cash equivalents	(15,457)	520	(6,364)
CASH AND CASH EQUIVALENTS, beginning of period	37,510	36,990	43,354
CASH AND CASH EQUIVALENTS, end of period	$ 22,053	$ 37,510	$ 36,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$15,106	$ 16,664	$ 19,522
Income Taxes	$ 261	$ 623	$ 9,488

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING TRANSACTIONS
Capital lease obligations incurred	$ 344	$ 195	$ 516

 License costs of $1,235,000 were acquired through the conversion of debt receivable from an affiliated party.

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

On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract CET has continued to pre-empt all of CNTS's programming for Nova TV. As a result of this situation, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed a majority of the employees.

The Company and Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors, have sought remedies in a number of court and arbitration proceedings. The Company is seeking various forms of relief, reinstatement of its status and rights, and reimbursement of previous amounts paid to Dr. Zelezny and of costs incurred and damages sustained during or as a result of this dispute.

In Romania, the Company and its local partners operate PRO TV, a commercial television network, and a second channel, Acasa, through Media Pro International S.A. ("Media Pro International"). The Company owns a 66% controlling equity interest in Media Pro International. The Company owns 49% of the equity of PRO TV, SRL, an affiliate station of Media Pro International holding many of the licenses for the stations comprising the PRO TV and Acasa network.

In Slovenia, the Company operates POP TV, together with MMTV 1 d.o.o. Ljubljana ("MMTV") and Tele 59 d.o.o. Maribor ("Tele 59"), through Produkcija Plus d.o.o. ("Pro Plus"). Under the name POP TV, Pro Plus provides programming to, and sells advertising for, affiliated stations. As a result of two shares transfers in December 2001, Tele 59 owns 49% and MMTV 51% in POP TV d.o.o. The Company owns 78% of the equity of Pro Plus, but has an effective economic interest of 85.5% as a result of a 33% economic interest in Tele 59. Tele 59 owns a 21% equity interest in Pro Plus, and MMTV currently owns a 1% equity interest in Pro Plus. The Company also owns a 20% equity interest in MTC Holding d.o.o. ("MTC") which owns the remaining 90% equity interest in MMTV. A Slovene holds 76% of MTC's equity in trust for the Company. The Company controls the operations, economics and the programming of Kanal A, which is the second leading commercial television broadcaster in Slovenia. 90% of the equity interest in Kanal A is being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company.

In the Slovak Republic, the Company presently owns a 70% non-controlling economic interest and a 49% voting interest in Slovenska Televizna Spolocnost s.r.o. ("STS"), which operates the national television station Markiza TV. Markiza-Slovakia s.r.o., the broadcast license holder, and STS have entered into an agreement pursuant to which STS is entitled to provide exclusive commercial television services to Markiza-Slovakia s.r.o. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza for a purchase price equal to the nominal value of such interest. Consideration for the purchase also included an adjustment of CME's share in STS' profits. As a result of this acquisition, the Company will generally be entitled to 70% of STS' distribution of profits as opposed to 80% prior to the acquisition. The Company also has the right to appoint one of three authorized co-signatories of Markiza, which give CME a blocking control over Markiza's significant activities. The ownership transfer to the Company was approved by the Slovak Media Council at its meeting on February 11, 2002.

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

2. FINANCING OF OPERATING AND CAPITAL NEEDS

The Company had cash of $22,053,000 at December 31, 2001 to enable it to finance its future activities. The Company continues to suffer operating losses.

In 2001, the Company used its December 31, 2000 balance of $37,510,000 and receipts from Czech Republic tax rebates, cash from sale of assets in the Czech Republic and cash received from its stations.

The Company intends to sell the building and remaining assets in the Czech Republic. This sale will be an important component of cash resources in 2002.

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow, the sale of Czech Republic assets and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. However, the Company is dependent on cash flows which are outside its direct control and the Company has little margin for error in its twelve month cash flow projections. Under the Senior Notes covenants, the Company's subsidiaries are permitted to raise up to $100 million of secured debt, to which the Senior Notes are structurally subordinate. The Company is currently utilizing less than $15 million of this permission. The Company is currently attempting to secure a line of credit in an effort to improve liquidity. There can be no certainty that this line of credit will be secured.

The Senior Notes in the amount of $163,563,000 mature in August 2004. The Company's ability to refinance or repay the Senior Notes will depend upon market conditions, pending litigation, renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles Subsidiaries, the Company's voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. There are no legal reserve requirements in Slovenia (See Note 16 "Subsequent Events"). In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company cannot compel the distributions of dividends by Markiza TV. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of the Romanian, Slovenian, and certain entities of the Ukraine operations , and the Czech Republic (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of the Slovakian and certain entities of the Ukrainian operations, (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method.

Since October 2000, the Kanal A shares held by Superplus are held in trust for CME and are to be voted at CME's direction. The Trust Agreement was structured such that the Kanal A shares could not be transferred without the consent of CME. Furthermore, CME at all times retains the ability to terminate the trust agreement, upon which event the Kanal A shares are automatically transferred to CME. Accordingly, CME has the requisite control required by generally accepted accounting principals for inclusion of Kanal A as a subsidiary in the consolidated financial statements.

Revenue Recognition

Revenues primarily result from the sale of advertising time and are recognized in the period in which advertising is aired. The Company's policy is that discounts and agency commission is recognized in the period in which the advertising is aired and is reflected as a reduction in net revenue.

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

In January 2000, the Emerging Issues Task Force (the "EITF") of the Financial Standards Accounting Board ("FASB") reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions." The EITF agreed that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and type of advertisement. A cash transaction may be used only once as the basis for providing fair value evidence for a barter transaction. As a result, revenue from barter is effectively limited to no more than 50% of total revenue per year.

EITF 99-17 is applicable only to transactions entered into after January 20, 2000. The Company has adopted EITF 99-17 effective January 1, 2000. The Company's barter revenue was $498,000 and $690,000 for the years ended December 31, 2001 and 2000, respectively.

Cash and cash equivalents

Cash and cash equivalents includes unrestricted cash in banks and highly liquid investments with original maturities of less than three months. Restricted cash (restricted for guarantees to third parties or vendors) at December 31, 2001 and 2000 is $3,562,000 and $1,527,000 respectively.

Long-lived assets

The Company periodically evaluates its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary as a measure of the expected recovery of these assets. (Note 4)

Program Rights and Production Costs

Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized using straight-line and accelerated methods based on the estimated period of usage, ranging from one to five years. The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted accordingly.

Payments made for program rights in which the license period has not begun before the year end are classified as prepaid expenses.

Production costs for self-produced programs are expensed when first broadcast except where the programming has potential to generate future revenues. When this is the case, production costs are capitalized and amortized on the same basis as programming obtained from third parties.

Intangible Assets

Intangible assets include goodwill, broadcast licenses, license acquisition costs and capitalized debt costs.

Goodwill represents the Company's excess cost over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of the assets. Amounts recognized to date have been amortized over periods ranging from 2 to 10 years from the original date of acquisition.

License costs and other intangibles reflect the costs of acquiring licenses to broadcast and the excess of the Company's investment above the Company's share of net assets received from newly formed consolidated entities as well as the amounts paid to secure licenses. Broadcast license costs are capitalized and amortized over the life of the related license. License acquisition costs are amortized over the lives of the related licenses which range from 5 to 10 years. These costs are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of license acquisition costs may not be recoverable.

Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. These costs are amortized over the life of the related debt instrument.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. The market value of the Senior Notes as at December 31, 2001 was $52,000,000 with regard to the $100,000,000 9⅜% Senior Notes and DM 72,800,000 ($33,090,000) with regard to the DM 140,000,000 8⅛% Senior Notes. These are approximate values as the market for these bonds is illiquid. The Company does not record these at market value because the Company is obligated to pay the Senior Notes in full in August 2004. At December 31, 2001 and 2000, the carrying value of all financial instruments (primarily loans payable and receivable, the interest rate swap and, in limited circumstances, foreign exchange contracts) approximated fair value.

Income Taxes

Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are depreciation, amortization and tax losses carried forward.

Foreign Currency Translation

The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") Ukrainian hryvna ("Hrn"), the European Euro (Euro) and United States dollars ("US$") and incurs expenses in those currencies as well as German marks and British pounds. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including CNTS, POP TV, Markiza TV and certain entities of the Studio 1+1 Group, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.

The Romanian entities operate in an economy considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

The exchange rates at the end of and for the periods indicated are shown in the table below.
	Balance Sheet At December 31,			Income Statement Weighted average for the years ended December 31,
	2001	2000	% change	2001	2000	% change
Czech koruna equivalent of $1.00	36.27	37.81	4.1%	38.04	38.60	1.5%
German mark equivalent of $1.00	2.20	2.08	(5.8)%	2.18	2.12	(2.8)%
Romanian lei equivalent of $1.00	31,597	25,880	(22.1)%	29,032	21,659	(34.0)%
Slovak koruna equivalent of $1.00	48.47	47.39	(2.3)%	48.51	46.76	(3.7)%
Slovenian tolar equivalent of $1.00	250.95	227.38	(10.4)%	243.99	226.05	(7.9)%
Ukrainian hryvna equivalent of $1.00	5.30	5.43	2.4%	5.29	5.44	2.8%
European Euro equivalent of $1.00	0.89	0.94	5.3%	0.90	0.87	(3.4)%

In the accompanying notes, $ equivalents of Kc, DM, ROL, Sk, SIT and Hrn amounts have been included at December 31, 2001, 2000 or historical rates, as applicable, for illustrative purposes only. In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

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
	For the Years Ended December 31,
	Net Loss			Common Shares			Net Loss per Common Share
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Basic EPS
Net loss attributable to Common stock	$ (22,111)	$ (37,498)	$ (89,870)	3,306	3,305	3,223	$ (6.68)	$ (11.35)	$ (27.89)
Effect of dilutive securities : Stock options	-	-	-	-	-	-	-	-	-

Diluted EPS
Net loss attributable to Common stock and Assumed option exercises	$ (22,111)	$ (37,498)	$ (89,870)	3,306	3,305	3,223	$ (6.68)	$ (11.35)	$ (27.89)

Diluted EPS for the years ended December 31, 2001, 2000, and 1999 do not include the impact of stock options then outstanding as their inclusion would be anti-dilutive. See Note 10, "Stock Option Plans".

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

Derivative Instruments and Hedging Activities

The Company accounts for the fair value of derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

As at December 31, 2001, the Company had three derivative instruments. The Company swapped its $100,000,000 9⅜% Senior Notes fixed rate debt for floating rate debt. This instrument had a fair value liability of $1,576,000 as at December 31, 2001. The Company also held two dual currency deposits. This form of deposit is designed to enhance the yield on a given deposit. The Company contracts to a strike rate in an alternative currency at the time of maturity of the deposit. On the day of maturity, if the spot rate is less favorable than the contracted strike rate, the Company will receive its money in the alternative currency. Consequently, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, the Company would not be in a position to take advantage of this.

4. IMPAIRMENT OF GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company has evaluated the effect of implementing FAS 142 on its total goodwill of $16.8 million and does not believe that any material impact will occur.

In August 2001, the Financial Accounting Standards Board issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for our fiscal year ending December 31, 2002, and does not anticipate that it will have a material impact on the consolidated financial results.

The Company continues to conduct regular reviews, in compliance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". In 2001, no additional impairment was recognized.

During 1999 and 2000 the following impairments were recognized :

Studio 1+1

Regular reviews of the Studio 1+1 goodwill have been conducted in compliance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". It was decided in 2000 that the business was not likely to rebound to past levels and future forecasts were adjusted downwards. This led to the recognition of an impairment of $9,836,000 in 2000. The remaining goodwill related to Studio 1+1 at December 31, 2001 amounted to $4,096,000.

Studio 1+1 has a license to broadcast in Ukraine. The economic useful life of six years is determined by reference to the unexpired period of the license.

CNTS

The Company owns a 99% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). In 1996 and 1997, under compulsion resulting from proceedings initiated by the Czech Media Council, the Company and CET amended the Memorandum of Association and entered into other contracts to effect a change in the Memorandum of Association. At this time, the Company made significant additional equity investments in CNTS.

As mentioned in Part I Item 3. Legal Proceedings, on August 5, 1999, CET 21, spol. s.r.o. ("CET") pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS's studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract in 1999. As a result of CET's actions, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed a majority of its employees.

As a result of this fundamental change in business forecasts, the goodwill relating to the purchases of additional equity interests in CNTS, made by the Company in August 1996 and 1997, and development costs, were reviewed and the decision was made to write down the value of these in 1999 in accordance FAS121.

No such charge has been made in 2000 or 2001, and no goodwill related to CNTS remains recorded in the financial statements.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:
		December 31
	Useful Lives Years	2001 $000	2000 $000

Land and buildings	25-50	8,903	20,036
Station machinery, fixtures and equipment	4-8	44,587	69,782
Other equipment	3-8	2,216	4,174
Construction in progress	-	2,161	2,175
		57,867	96,167
Less - Accumulated depreciation		(41,225)	(63,343)
		16,642	32,824

In addition to the above assets, the asset held for sale relates to the Company's building and other remaining assets in the Czech Republic.

6. OTHER ASSETS

Other assets consist of the following:
	December 31,
	2001 $000	2000 $000

Current:
VAT recoverable	318	419
Other	4,990	4,802
	5,308	5,221

Long term:
Satellite transponder deposits (See Note 11, "Commitments and Contingencies)	773	796
Capitalized debt costs	2,451	3,415
Other	2,041	2,817
	5,265	7,028

Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. These costs are amortized over the life of the related debt instrument.

7. INCOME TAXES PAYABLE

Provision for income taxes related primarily to the profits of CNTS. Due to the suspension of the CNTS operations and the resulting elimination of revenues, CNTS recorded a net loss for 1999, 2000, and 2001.

	December 31,
	2001	2000	1999
	$000	$000	$000
Current, domestic taxes	-	-	-
Current foreign taxes	1,206	299	1,743
Deferred foreign taxes	175	(203)	(225)
	1,381	96	1,518

At the present time no income, profit, capital or capital gain taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

Deferred income tax assets

	December 31
	2001	2000
	$000	$000
Tax loss carry forwards	-	175

Deferred income tax liabilities

	December 31
	2001	2000
	$000	$000
Net deferred tax asset	-	175

Net operating losses incurred in 2001, 2000, 1999 and 1998 in Romania, net operating losses incurred in 2000, 1999 and 1998 in Slovakia and Ukraine and net operating losses incurred in 1999 and 1998 in Slovenia are available for offset against taxable income in those countries in the future.

A valuation allowance has been provided for net operating loss carryforwards in these jurisdictions, as it is more likely than not, for a variety of reasons, including the uncertainties in the tax regimes, that they may not be utilized.

The Company does not disclose the specific amounts of the net operating losses by country, nor the related gross deferred income tax assets, because of the risk that it would present information which could be misleading to an investor. Due to the multinational aspects of these net operating losses, the opportunity to reduce future taxes depends on the ability to either offset or realize value in the jurisdiction in which the loss arose, and that opportunity may not materialize.

8. INVESTMENTS PAYABLE
	December 31
	2001	2000
	$000	$000
Short Term:
CNTS	-	5,188
Payable to other	1,256	1,256
	1,256	6,444

CNTS

On August 11, 1997, the Company purchased Nova Consulting a.s. ("NC") from certain of the partners of CET, for a purchase price of $28,537,000, to be paid on an instalment basis through February 15, 2000. Due to the ongoing dispute between CNTS and CET, CME withheld the last two payments, totalling $5,188,000, that were due on August 15, 1999 and February 15, 2000. On February 9, 2001 the ICC Arbitration Tribunal issued a final award in these proceedings, finding that Dr Zelezny had breached the share purchase agreement and ordered him to refund the monies paid to him under the agreement and rejected his claim for the balance of the purchase price. Accordingly the Company has reversed this amount and included the associated gain as gain on resolution of disputed investment payable in the statement of operations. See Part I Item 3 "Legal Proceedings" for a further discussion.

9. LOAN AND OVERDRAFT OBLIGATIONS

Group loan obligations and overdraft facilities consist of the following:
		December 31,
		2001 $000	2000 $000
CME B.V.
Ceska Sporitelna Loan	(a)	7,028	8,862
Tele 59 loan	(b)	-	196

Romanian Operation
Long-term loan	(c)	989	1,827
Overdraft Facility	(d)	2,660	2,477

Slovenian Operations
Long-term loan	(e)	-	4,124
Capital lease, net of interest, and unsecured short-term loans		530	598

Ukrainian Operations
Capital lease, net of interest, and unsecured short-term loans	(f)	285	-
		11,492	18,084
Less current maturities		(10,785)	(10,006)
		707	8,078

CME B.V.

(a) On August 1, 1996, the Company entered into an agreement for the purchase of the 22% economic interest of Ceska Sporitelna Bank ("CS") in CNTS and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion ($36,590,000). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price which is secured by an assignment of a dividend receivable by the Company from CNTS. The loan which had an outstanding principal balance at December 31, 2001 of Kc 249,764,513 ($6,886,000) and matures November 2005 has been restructured. The agreement provides for the Company paying approximately $150,000 in interest payments each quarter with a balloon payment of the principal in November 2005. This loan has been classified as a current liability as a consequence of a decision to sell the Czech Republic building in 2002, on which this loan is secured.

(b) The Company entered into a loan agreement on November 21, 1996 with Tele 59 to finance a loan to Tele 59 from SKB banka d.d. ("SKB"). The principal amount of the loan is DM 1,496,000 ($680,000) with principal repayments of DM 136,000 ($61,818) twice yearly. This loan matures in May 2004 and bears interest at 7.8% per annum. This loan was repaid during 2001.

Romania

(c) The long-term loan, obtained from Tiriac Bank, has a maximum facility of $4,000,000. This facility matures in December 2002 and bears interest at a rate of 9.12% at December 31, 2001.

(d) The overdraft facility, obtained from Tiriac Bank, has a maximum value of $3,000,000. This overdraft facility matures in October 2002 and bears interest at a rate of US LIBOR + 3.5%, 5.37% as at December 31, 2001.

Slovenia

(e) The multicurrency $5,000,000 loan agreement with Creditanstalt AG was repaid during 2001.

Ukraine

(f) In 2001 Innova signed a lease agreement for an uplink transmission equipment. The lease matures in 2003 and bears interest at a rate 10%.

Total Group

At December 31, 2001, maturities of debt excluding Senior Notes are as follows:
Total $000

2002	3,757
2003	113
2004	116
2005	7,148
2006	357
Total	11,491

It is the Company's intention to sell its Czech assets during 2002. The sale of these assets will trigger repayment of $7,028,000 currently not due until 2005.

Loan notes payable

On August 20, 1997, the Company issued Senior Notes of $100,000,000 at 9⅜% and DM 140,000,000 ($63,621,000) at 8⅛%, due 2004 (collectively the "Senior Notes"). The Senior Notes are unsecured senior indebtedness of the Company and rank pari passu with all existing and future unsecured unsubordinated indebtedness of the Company and are effectively subordinated to all existing and future indebtedness of the Company's subsidiaries.

The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below.

	Dollar Note	DM Note
	Redemption Price	Redemption Price

2002	102.34375%	102.03125%
2003 and thereafter	100.00000%	100.00000%

Interest is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1998. Interest expense on the US dollar denominated Senior Notes and DM denominated Senior Notes for the year ended December 31, 2001 was $9,375,000 and DM 11,375,000 ($5,204,000), respectively. The Company made the semi-annual interest payments on the Senior Notes which were due on February 15, 2001, August 15, 2001 and February 15, 2002.

The indentures pursuant to which the Senior Notes were issued contain certain restrictive covenants, which among other things, restrict the ability of the Company and its subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) make certain investments and other restricted payments, (iv) enter into certain transactions with affiliates, (v) create liens, (vi) sell assets and also create restrictions on the ability of certain of its subsidiaries to make certain payments to the Company. Management believes that, as of December 31, 2001, the Company was in compliance with such restrictive covenants.

10. STOCK OPTION PLANS

The Company may award employee stock options under two plans. The Company adopted the 1994 Stock Option Plan on July 12, 1994 by resolution of the Board of Directors. When the 1994 plan approached being fully utilized the Company adopted the 1995 Stock Option Plan on August 2 1995. This plan has been amended and restated a number of times, most recently on May 17, 2001 ("Revised and Restated 95 Stock Option Plan"). Under the 1994 Stock Option Plan, the compensation committee is authorized to grant options up to 112,500 shares of Class A Common Stock. Under the Revised and Restated 95 Stock Option Plan the Compensation Committee is authorized to grant options for up to 400,000 shares of the Company's Class A or Class B Common Stock. The maximum term of the options granted under both of the Stock Option Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Under the 1995 Amended Stock Option Plan, non-affiliated directors are automatically granted each year options to purchase 1,250 shares of Class A Common Stock or Class B Common Stock. On March 22, 2001, the Board of Directors agreed to increase the number of options automatically granted to non-affiliated directors to 2,000 shares effective from the 2001 /2002 AGM period.

Under both the 1994 Stock Option Plan and the Revised and Restated 95 Stock Option Plan the option exercise price is either equal to or greater than the stock's market price on the date of grant. The non-affiliate director A class options are granted at the average price for the ten business days preceding the grant of the option and the B class options are granted at 105% of the A class option price. Options granted under either the 1994 Stock Option Plan or the Revised and Restated 95 Stock Option Plan can have vesting periods of up to five years and expire, at the latest, after ten years.

On September 18, 1998, the Company adopted the Stock Appreciation Rights Plan. This plan allows the Company to grant up to 125,000 Stock Appreciation Rights (SARs). The SARs are subject to the same vesting and other general conditions as options granted under the Revised and Restated 95 Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which the CME stock price exceeds the exercise price at the time of exercise, if any, rather than purchase CME shares. No SARs were granted in the year ended December 31, 2001; 3,750 SARs were granted in 1998 and are still exercisable. No amount has been charged to the Statement of Operations in respect of these SARs in any year.

A summary of the status of the Company's two stock option plans at December 31, 2001, 2000, and 1999 and changes during the years 2001, 2000, and 1999 are presented in the table and narrative below. The following table does not include the SARs and no compensation costs were required to be recognized in the current year.
	December 31, 2001
	Shares	Weighted Average Exercise Price $	Option Price $
Outstanding at start of year	244,999	74.24	1.60 - 268.00
Granted	31,000	1.38	1.25 - 2.10
Exercised	(875)	1.60	1.60
Forfeited	(15,760)	161.51	91.50 - 268.00
Outstanding at end of year	259,364	60.01	1.25 - 268.00

	December 31, 2000
	Shares	Weighted Average Exercise Price $	Option Price $
Outstanding at start of year	309,454	148.66	1.60-268.00
Granted	173,250	11.88	11.88
Exercised	-	-	-
Forfeited	(237,705)	125.67	6.69-268.00
Outstanding at end of year	244,999	74.24	1.60-268.00

	December 31, 1999
	Shares	Weighted Average Exercise Price $	Option Price $
Outstanding at start of year	322,692	164.32	1.60-268.00
Granted	61,250	79.05	6.688-104.00
Exercised	(4,500)	1.60	1.60
Forfeited	(69,988)	169.26	1.60-268.00
Outstanding at end of year	309,454	148.66	1.60-268.00

At December 31, 2001, 2000 and 1999 145,437, 99,516 and 283,423 shares were exercisable, respectively.

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

		Year Ended December 31,
		2001	2000	1999

Net Loss from continuing operations	As Reported	(24,827)	(37,498)	(83,076)
	Pro Forma	(25,500)	(40,150)	(87,779)
Net income/(Loss) from discontinued operations	As Reported	2,716	-	(6,794)
	Pro Forma	2,716	-	(6,794)
Net Loss	As Reported	(22,111)	(37,498)	(89,870)
	Pro Forma	(22,784)	(40,150)	(94,573)
Net Loss Per Common Share from ($)	As Reported	(7.50)	(11.35)	(25.78)
Continuing operations - basic and diluted	Pro Forma	(7.71)	(12.15)	(27.24)
Net Loss Per Common Share from ($)	As Reported	(0.82)	-	(2.11)
Discontinued operations - basic and diluted	Pro Forma	(0.82)	-	(2.11)
Total net Loss Per Common Share ($)	As Reported	(6.68)	(11.35)	(27.89)
Basic and Diluted	Pro Forma	(6.89)	(12.15)	(29.34)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used:

Date of Option Grant	Average Risk Free Interest Rate
18 May 2001 - 3 year rate	5.14%

Expected dividend yields are assumed to be 0% for each grant; expected lives range from 4 to 9 years; expected stock price volatility of 94%%, 110% and 59.14% for 2001, 2000, and 1999, respectively. 2001 volatility is calculated on the prior three (3) month's daily closing prices to reflect the underlying volatility given the illiquid market.

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

Financial Commitments - Existing Entities

The Company's existing operations are expected to be self-supporting in terms of funding during 2002, with cash being available through local credit facilities and/or generated from operations.

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

In October 1997, the Company, through CME Media Enterprises B.V., obtained leasehold rights for an approximate 12 year period to a 16.5 MHz transponder on the Eutelsat Hot Bird 5 satellite ("Hot Bird 5"), which launched in November 1998. The Company has paid a deposit of Euro 475,000 ($446,000). The annual charge for the lease is Euro 1,900,000. Provided that the contract does not terminate before the expiration date (October 2010), the deposit is repayable to the Company by deduction from the final three invoices.

Pledged Assets

Enterprise Intermedia, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 as security for a bank loan given to Studio 1+1, a non-consolidated entity of the Studio 1+1 Group.

Licenses

The Company has no reason to believe that the licenses for the television license companies will not be renewed when they expire. However, in the Slovak Republic, Romania, and Ukraine, no statutory or regulatory presumption exists for current license holders and there can be no assurance that licenses will be renewed upon expiration of their initial term. The failure of any such license to be renewed could adversely affect the results of the Company's operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which the Company operates. New awards of licenses to use broadcast frequencies occur infrequently.

The Ukraine operations are a third party to litigation involving the Ukraine TV Council which has challenged the validity of the modifications made to certain licenses, including the license granted to Studio 1+1. The Company believes that this action has no merit and will be rejected by the higher Ukraine courts. On April 5, 2001 the Supreme Arbitration Court of Ukraine found in favor of the Ukraine TV Council in an almost identical action by AITI in January 2001. Should the courts find against the Ukraine TV Council and the Studio 1+1 license is withdrawn, Studio 1+1 would be compelled to immediately cease broadcasting. (See Part I, Item 3, "Legal Proceedings" for a further discussion.)

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

Foreign Exchange Contracts

In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At December 31, 2001, there were no foreign exchange contracts outstanding.

Station Programming Rights Agreements

The Company had programming rights commitments for $6,749,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 2001.

Lease Commitments

For the fiscal years ended December 31, 2001, 2000, and 1999 the Company paid aggregate rent on all facilities of $1,250,000, $1,178,000, and $1,972,000 respectively. Future minimum lease payments at December 31, 2001 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At December 31, 2001
2002	$ 1,070,000
2003	1,143,000
2004	1,128,000
2005	1,090,000
2006	1,072,000
2007 and thereafter	3,868,000

Total	$ 9,371,000

12. RELATED PARTY TRANSACTIONS

Related party transactions involve transactions between the Company and its stations, shareholders and partners and transactions between the stations and their shareholders and partners.

Consolidated Balance Sheet Items
	At December 31
	2001	2000

Advances to Affiliates	-	-

Amounts due from Unconsolidated Affiliates
Markiza TV	3,513	3,000

Advances to Affiliates
Innova/Studio 1 + 1	-	-
POP TV	700	916
PRO TV		2,316
Media Vision	96	90
Video Vision	-	1,480
CNTS	-	352
Innova/Studio 1 + 1	1,004	-
Adrian Sarbu	170	-
Alexander Rodnyansky (1)	1,600	1,000
Other	264	(73)
Total	7,347	9,081

Loans to Affiliates

Amounts due from Unconsolidated Affiliates
Markiza TV	-	2,341

Loans to Unconsolidated Affiliates
Innova/Studio 1 + 1	-	6,077
Adrian Sarbu	1,347	1,259
Intermedia	1,302	1,302
Alexander Rodnyansky	2,850	3,850
Markiza TV	-	777
PRO TV	1,777
Other		-
Total	7,276	15,606

Advance From Affiliates

Advances From Affiliates
Marijan Jurenec	25	13
MMTV	253	244
Tele 59	39	53
Pro TV	552	966
Media Vision	286	775
Video Vision	-	190
Innova/Studio 1+1		-
Total	1,155	2,241

(1) In 2001, the Company received $400,000 from Alexander Rodnyansky against a payment schedule of $1,000,000, therefore the 2002 current portion of his loan includes $600,000 of outstanding 2001 payments as well as the expected 2002 payments. The overdue amount was received in January 2002.

RELATED PARTY DISCLOSURES

Statement of Financial Accounting Standards No. 57 (FAS 57), Related Party Disclosures, sets forth the requirements under GAAP concerning transactions with related parties. Item 404 of Regulation S-K requires disclosure of certain relationships and transactions with related parties. The Company complies with this directive.

Notwithstanding that compliance, the Company has considered whether investors would better understand financial statements if the MD&A included descriptions of all material transactions involving related persons or entities. The Company has also considered the need for disclosure about parties that fall outside the definition of "related parties," but with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other, more clearly independent, parties on an arm's-length basis.

There is a limited local market for many specialist TV services in the countries in which the Company operates. Therefore, the Company does not feel it is possible to provide an assurance that fair market prices and payment terms are in place for such services, many of which are provided by parties known to be connected to or friendly with the Company's local partners. The Company continues to review all of these arrangements.

There are a number of agreements between licence and service companies for the sale of air time and the purchase of programming. These agreements are disclosed within Part 1. A number of partners have loans from the Company or are shareholders in companies to which loans have been made. See table above in "Related Party Transactions".

Accordingly the following disclosure is made:

ROMANIA

The Company has a number of transactions and arrangements with companies owned or connected to Adrian Sarbu, one of the local partners and General Director of MPI. The total purchases from companies owned by or connected to Mr Sarbu in 2001 were approximately $11.1 million. Many of these companies are paid by our Romanian operations more rapidly than third parties. The total sales to companies owned or connected to Mr Sarbu were approximately $1.8 million. The company also made sales of $2,932,498 to companies indirectly connected to Mr Sarbu and as at December 31, 2001 these companies had an outstanding balance of $2,807,000.

MPI has a loan and overdraft facility with Tiriac Bank. MPI also contracts with companies connected to Mr Tiriac, our other local partner, for the provision of security and other services, these amounts are not material.

The shareholders of MPI have unanimously approved resolutions requiring a higher level of review and control over related party transactions. The Board of MPI has also instructed the management of MPI to review all services currently contracted with both third parties and related parties and to prepare plans to perform these services in house where this could be done more efficiently.

SLOVENIA

There are no material agreements or relationships other than those already discussed.

SLOVAKIA

STS, the services company of our investment in Slovakia, has a number of contracts with companies connected to Pavel Rusko and Jan Kovacik, our local partners, for the provision of TV programs. Many of these contracts are for programs such as "Millionaire" that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2001 sales were $2,386,000, and the total amount due to STS from this agency at December 31, 2001 was $1,720,000.

UKRAINE

The Company contracts with Contact Film Studios for the production of some TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann.

CORPORATE

The Company from time to time enters into transactions with entities controlled wholly or in part by Ronald S. Lauder, the non-executive Chairman of the Company's Board of Directors. The Company's management believes that these transactions are on a basis which approximates an arm's-length value.

Consolidated Statements of Operations Items
	Year Ended December 31,
	2001	2000	1999
	$000	$000	$000
Corporate Operating Costs and Development Expenses
Shareholder controlled affiliates	-	246	386

13. SUMMARY FINANCIAL INFORMATION

	Markiza TV		Studio 1+1
	At December 31, 2001	At December 31, 2000	At December 31, 2001	At December 31, 2000
	$000's	$000's	$000's	$000's
Current assets	$ 14,083	$ 13,206	4,241	$ 2,976
Non-current assets	10,768	10,567	1,290	1,452
Current liabilities.	(12,703)	(12,432)	(6,194)	(10,396)
Non-current liabilities	(802)	(1,121)	-	-
Net Assets	$11,346	$ 10,220	$ (663)	$ (5,968)

	Markiza TV		Studio 1+1
	For the Years Ended		For the Years Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	$000's	$000's	$000's	$000's
Net revenues	$ 34,696	$ 33,155	$ 15,865	$ 7,895
Operating (loss)/profit	5,235	(1,273)	6,887	1,162
Net (loss)/profit	1,353	(3,154)	5,305	1,177

The Company's share of the income in Unconsolidated Affiliates (after inter-company eliminations) for 2001 was $1,832,000 for Markiza TV and $5,305,000 for certain entities of the Studio 1+1 Group.

14. SEGMENT DATA

The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Romania, Slovakia, Slovenia, Ukraine and the Czech Republic. Each operating segment provides products and services as further described below.

The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. Costs excluded from segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. Summary information by segment as of and for the years ended December 31, 2001, 2000, and 1999 is as follows:
	Segment Financial Information
	For the Years Ended December 31, ($000s)
	Net Revenues			EBITDA
	2001	2000	1999	2001	2000	1999
Station
Romania	$ 32,553	$ 39,591	$ 40,627	$ (2,007)	$ 1,564	$ (2,987)
Slovak Republic (Markiza TV)	34,696	33,155	32,217	6,033	4,368	2,739
Slovenia (POP TV and Kanal A)	28,465	24,168	23,347	8,367	6,024	4,655
Ukraine (Studio 1+1 Group)	23,098	17,164	14,501	4,613	775	(8,443)
Total Combined Operations Net Revenues / EBITDA	118,812	114,078	110,692	17,006	12,731	(4,036)
Reconciliation to Consolidated Statement of Operations:
Other Consolidated Entities:
Czech Republic (CNTS)	1,869	3,257	53,363	630	(1,933)	(13,038)
Corporate Expenses	-	-	-	(14,804)	(13,087)	(67,844)
Unconsolidated Affiliates:
Ukraine (Studio 1+1 Group)	(12,747)	(7,369)	(2,525)	(7,495)	(2,144)	5,521
Slovak Republic (Markiza TV)	(34,696)	(33,155)	(32,217)	(6,033)	(4,368)	(2,739)
Other operations (Hungary)	-	2	10	-	(29)	(21)
Station Depreciation	-	-	-	(11,331)	(24,654)	(21,667)
Net Revenues / Operating Loss	$ 73,238	$ 76,813	$ 129,323	$ (22,027)	$ (33,484)	$ (103,824)

Studio 1+1 Group was consolidated effective December 23, 1998. Amounts shown in the table above for Net Revenues for the year ended December 31, 2001 and 2000 differ by $12,747,0000 and $7,369,000, respectively and amounts shown in the table above for EBITDA for the year ended December 31, 2001 and 2000 differ by $7,494,000 and $2,144,000, respectively, from similar information shown in Selected Combined Financial Information in Part II. These differences relate to the use of consolidated numbers in the table above and combined numbers (which includes Studio 1+1 entities which are accounted for under the equity method) in Item 7.

CNTS ceased broadcast operations during 1999. See Part I Item 3, "Legal Proceedings" for a further discussion on Nova TV and the on-going dispute between CNTS and CET.

15. MARKIZA

On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza and an adjustment of CME's share in STS' profits. As a result of this acquisition, the Company will generally only be entitled to 70% of STS' distribution of profits as opposed to 80% prior to the acquisition. The Company also has the right to appoint one of three authorized co-signatories of Markiza, which gives CME a blocking control over Markiza's significant activities. The ownership transfer to the Company was approved by the Slovak Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002. As a result of the change in the Company's entitlement to distribution of profits, the Company will charge the Consolidated Statement of Operations with approximately $2.7 million in the first quarter 2002, to reflect the reduction in the economic interest based on the Company's value of the investment as at December 31, 2001.

16. SUBSEQUENT EVENTS

Ukraine

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000, we reported that AITI, a television station in Ukraine, commenced a court action in Ukraine against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine TV Council. After the appeal process was completed the challenge to the Studio 1+1 license was dismissed on April 5, 2001 by Ukraine's Supreme Arbitration Court.

Subsequent to that, AITI commenced another action, this time in the Arbitration Court in the City of Kiev, a lower court to the Ukraine Supreme Arbitration Court, making almost identical allegations. These were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 24 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Arbitration Court of the City of Kiev ruled in AITI's favor. The Ukraine TV Council, and Studio 1+1, acting as an interested third party, have appealed the Arbitration Court's decision to the Court of Appeal. The judgement of this appeal court is ultimately subject to any party obtaining leave to appeal to the Court of Cassation (previously called Supreme Arbitration Court), the same court that ruled in favor of Studio 1+1 on April 5, 2001 in relation to an almost identical claim also brought by AITI.

The Public Prosecutor's Office of the City of Kiev is also involved in the appeal of this decision. The reason for this is that the Prosecutor's Office acts on behalf of the State of Ukraine when a State institution is a defendant in a court action and there is a claim against funds in the State budget. Pending a decision of the Court of Appeal (and ultimately the Supreme Arbitration Court if leave is granted to appeal to it) the decision of the Arbitration Court of the City of Kiev has been stayed and Studio 1+1 continues to broadcast without interruption. The Company believes that the decision of the Arbitration Court of the City of Kiev is wrong on both its facts and its determination of law and wholly inconsistent with the previous decision of the Ukraine Supreme Arbitration Court, and will assist in the pursuit of the appeal vigorously. Should the Courts find against the Media Council and the Studio 1+1 licence is withdrawn, Studio 1+1 would have to cease broadcasting immediately.

Romania

On February 11, 2002, the Securities and Exchange Commission requested that the Company voluntarily allow the Commission's staff to inspect certain documents and records, related primarily to actual or potential liabilities payable by the Company or Media Pro International SA (the Romanian operating company in which the Company has a 66% interest) to any government entity in Romania. The Company believes that it has fully disclosed all its liabilities (actual and potential) in relation to all the jurisdictions within which it operates, including liabilities to governmental entities, in its filings with the Securities and Exchange Commission. The Company will cooperate fully with the Commission's staff in the conduct of its inquiry.

Slovenia

As of January 1, 2002, changes were made to the legal reserve requirements in Slovenia. As a result, distributions may be paid from the profits of POP TV and Kanal A subject to a reserve equal to 10% of registered capital being established from accumulated profits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2002 Annual General Meeting of Shareholders.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements of the Company are included in Part II, Item 8111 of this Report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules (included at pages S-1 to S-3 of this Form 10-K

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX
Exhibit Number	Description

3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company's Registration Statement No. 33-80344 on Form S-1, filed June 17, 1994).
3.02*

Bye-Laws of Central European Media Enterprises Ltd., as amended, dated as of May 25, 2000. (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000)

3.03*	Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.03 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).
3.04*	Memorandum of Reduction of Share Capital (incorporated by reference to Exhibit 3.04 to Amendment No. 2 to the Company's Registration Statement No. 33-80344 on Form S-1, filed September 14, 1994).
3.05*

Certificate of Deposit of Memorandum of Increase of Share Capital executed by Registrar of Companies on May 20, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

4.01*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).
4.02*	Specimen Note for 9⅜% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).
4.03*	Specimen Note for 8⅛% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).
4.04*	Form of Indenture for 9⅜% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).
4.05*	Form of Indenture for 8⅛% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).
10.01+*

Central European Media Enterprises Ltd. Amended and Restated 1994 Stock Option Plan, as amended to October 17, 1995. (incorporated by reference to Exhibit 10.01A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.01A+	Central European Media Enterprises Ltd. 1995 Stock Option Plan, as amended and restated to May 17, 2001
10.02*

Memorandum of Association and Investment Agreement by and between CME Czech Republic B.V. and CET 21 spol s.r.o dated May 4, 1993 and as amended (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.03*

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

10.06*

Credit Agreement, dated as of November 14, 1994, between Ceska Sportelna, a.s. and Ceska Nezavisla Televizni Spolecnost, s.r.o. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.07*

Contract for Space Segment Service dated June 9, 1995, between British Telecommunications plc ('BT') and CME Programming Services, Inc. for the provision of programming transmission services by BT and the payment thereon (incorporated by reference to Exhibit 10.25A to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.07A*

Guarantee by Central European Media Enterprises Ltd. in respect of obligations due to British Telecommunications plc by CME Programming Services, Inc. dated June 9, 1995 (incorporated by reference to Exhibit 10.25B to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.08*

Cooperation Agreement among CME Media Enterprises B.V., Ion Tiriac and Adrian Sarbu (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No.33 - 96900 on Form S-1 filed September 13, 1995).

10.09*

Preliminary Agreement, dated June 12, 1995, between CME Media Enterprises B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-96900 on Form S-1, filed September 13, 1995).

10.09A*

Memorandum of Association between CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.09B*

Articles of Association of Slovenska Televizna Spolocnost, s.r.o. founded by CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28B to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.10*

Contract of Sale, dated July 7, 1995 between In Razvoj in Svetovanje d.o.o. Ljubljana and Produkcija Plus d.o.o. Ljubljana and Central European Media Enterprises Group (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.11*

Loan Agreement, dated December 4, 1995, between CME Media Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.12*	Transfer Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.03 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).
10.12A*	Annex to Transfer Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.04 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).
10.13*	Loan Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.05 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).
10.14*	Agreement on a Future Agreement between Ceska Sporitelna and CME BV (incorporated by reference to Exhibit 10.06 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).
10.15*

Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in English, dated October 25, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.16*

Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German, dated October 25, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.17*

Share Purchase Agreement between Ceska Sporitelna a.s. and CME Media Enterprises B.V., dated December 12, 1996 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.18*

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

10.21*

Agreement by and between International Media Services Ltd and Innova Film GmbH, dated January 23, 1997 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.22*

Amended and Restated Charter of the Enterprise 'Inter-Media', dated January 23, 1997 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.23*

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

10.26A*

Amendment Agreement to Marketing, Advertising and Sales Agreement between Innova Film GmbH and International Media Services Limited, dated May 7, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.27*

IMS Advertising Service Agreement between International Media Services Ltd. and Limited Liability Company -Prioritet-, dated May 7, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.28*

Contract on Purchase of Real Estate between Central European Development Corporation Praha, spol s.r.o. and Ceska Nezavisla Televizni Spolecnost, spol. s.r.o., dated May 21, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.29+*

Employment Agreement between CME Development Corporation and Fred Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.29A+*

Amendment No. 1 to Employment Agreement between CME Development Corporation and Fred Klinkhammer, dated as of March 23, 1999 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.29B+*

Employment Agreement between Central European Media Enterprises Ltd. and Fred Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.29C+*

Amendment No. 1 to Employment Agreement between Central European Media Enterprises Ltd. and Fred Klinkhammer, dated as of March 23, 1999 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.30+*

Central European Media Enterprises Ltd. Stock Appreciation Rights Plan, effective as of September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.31+*

Central European Media Enterprises Ltd. Director, Officer and Senior Executive Co-Investment Plan, effective as of June 5, 1998 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.32*

Contract on cooperation in ensuring service for television broadcasting between Ceska Nezavisla Televizni Spolecnost, spol. s.r.o. and CET 21, spol. s.r.o. dated May 21, 1997 and Supplement dated May 21, 1997 (incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.33+*

Employment Agreement between Central European Media Enterprises Ltd. and Mark J. L. Wyllie dated July 26, 2000 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000)

10.34*	Aldwych House Lease Agreement, dated September 29, 2000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000)
10.35x*

Advertising Sales Agency Agreement between Studio 1+1 and Servland Continental S.A. dated March 14, 2001 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000)

10.36*

Share Purchase Agreement for shares in Media Pro S.R.L. dated as of May 3, 2001, among Mr. Adrian Sarbu, Mr. Ion Tiriac and CME Romania B.V. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

10.37*

Employment Agreement between CME Development Corporation and Robert E. Burke dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.38*

Loan Agreement between Ceska Sporitelna, a.s. and CME Media Enterprises B.V. dated October 5, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.39*

Ceska Sporitelna, a.s. General Terms and Conditions for the Provision of Loans dated October 5, 2001 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.40*

Contract of Security Assignment of a Receivable between Ceska Sporitelna, a.s. and CME Media Enterprises B.V. dated October 5, 2001 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.41*

Exclusive Contract of Providing and Broadcasting of Television Signal between Markiza -Slovakia s.r.o. and Slovenska Televizna Spolocnost s.r.o. dated August 30, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.42*

Exclusive Rights Transfer Agreement between Markiza- Slovakia s.r.o and Slovenska Televizna Spolocnost s.r.o. dated October 3, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.43

Key Agreement Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, Ukraine Advertising Holding, CME Ukraine GmbH and CME Ukraine B.V entered into as of December 23, 1998

10.44	Memorandum of Association of Slovenska televizna spolocnost s.r.o
10.45	Articles of Association of Slovenska televizna spolocnost s.r.o
10.46	Amended Memorandum of Association Markiza - Slovakia spol. s.r.o
21.01	List of subsidiaries
23.01	Consent of Arthur Andersen
24.01

Power of Attorney, dated as of March 9, 2002, authorizing Fred T. Klinkhammer and Mark J. L. Wyllie as attorney for Ronald S. Lauder, Fred T. Klinkhammer, Jacob Z. Schuster, Marie-Monique Steckel, Nicolas G. Trollope, Alfred W. Langer, Charles Frank, Herb Granath, and Mark J. L. Wyllie

99.01	Representation Letter to the Securities and Exchange Commission.

*	Previously filed exhibits
+	Exhibit is a management contract or compensatory plan
X	Confidential Treatment has been requested with respect to certain information contained in this Exhibit
b)	Current Reports on Form 8-K: None
c)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.
d)	Report of Independent Public Accountants on Schedule II- Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Central European Media Enterprises Ltd.
By: /s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President - Finance
March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
* Ronald S. Lauder	Chairman of the Board of Directors	March 27, 2002
/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002
/s/ Mark J. L. Wyllie Mark J. L. Wyllie	Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)	March 27, 2002
* Nicolas G. Trollope	Vice President, Secretary and Director	March 27, 2002
* Jacob Z. Schuster	Director	March 27, 2002
* Marie-Monique Steckel	Director	March 27, 2002
* Alfred W. Langer	Director	March 27, 2002
* Charles Frank Ph..D.	Director	March 27, 2002
* Herb Granath	Director	March 27, 2002
* By: /s/ Mark J. L. Wyllie Mark J. L. Wyllie Attorney-in-fact

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule	S-2
Schedule II : Schedule of Valuation Allowances	S-3

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To: Central European Media Enterprises Ltd.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Central European Media Enterprises Ltd. included in this filing and have issued our report thereon dated March 27, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen

Hamilton, Bermuda

March 27, 2002

Schedule II

Schedule of Valuation Allowances

$000s

	Balance at January 1, 2001	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31, 2001
Bad debt provision	3,539	6,399	(211)	(1,508)	8,219
Development costs	-	-	-	-	-

	Balance at January 1, 2000	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31, 2000
Bad debt provision (1)	3,221	419	(48)	(53)	3,539
Development costs	-	-	-	-	-

	Balance at January 1, 1999	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31, 1999
Bad debt provision	3,193	367	(33)	(930)	2,597
Development costs	267	267	-	-	-
Restructuring costs	510	-	-	(510)	-

(1) This includes $624,000 of bad debt provision that was recorded on Kanal A's books on the acquisition date of October 11, 2000.

Exhibit 21.01
Subsidiaries as at March 27, 2002

Company Name	Jurisdiction of Organization

Media Pro International S.A.	Romania
Media Vision S.R.L.	Romania
Media Pro S.R.L	Romania
Pro TV S.R.L.	Romania
Video Vision International S.R.L.	Romanian ( sold November 22, 2001)
Media Pro Chisinau S.R.L	Moldovia
MPI Romanian B.V	Netherlands

International Media Services Ltd.	Bermuda
Innova Film GmbH	Germany
Enterprise "Intermedia"	Ukraine
Broadcasting Company "Studio 1+1"	Ukraine
Ukraine Advertising Holding B.V.	Netherlands
Gravis	Ukraine

Ceska Nezavisla Televizni Spolecnost, spol. s.r.o.	Czech Republic
CET 21 spol. s.r.o.	Czech Republic
Nova Consulting	Czech Republic

Slovenska Televizna Spolocnost, spol. s.r.o.	Slovakia
Media Pro Slovakia	Slovakia
Markiza s.ro. Slovakia	Slovakia
Gamatex s.r.o.	Slovakia
ADAM (Slovakia)	Slovakia
ARJ Slovakia	Slovakia

MKTV Rt (Irisz TV)	Hungary
GammaSat Media Investment Holding Kft	Hungary

MM TV 1, d.o.o.	Slovenia
Tele 59, d.o.o.	Slovenia
MTC Holding, d.o.o.	Slovenia
Produkcija Plus, d.o.o.	Slovenia
POP TV d.o.o.	Slovenia
Kanal A d.d.	Slovenia
Superplus Holding d.d.	Slovenia

CME Media Enterprises B.V.	Netherlands
CME Czech Republic B.V.	Netherlands
CME Czech Republic II B.V.	Netherlands
CME Germany B.V.	Netherlands
CME Hungary B.V.	Netherlands
CME Poland B.V.	Netherlands
CME Romania B.V.	Netherlands
CME Slovakia B.V.	Netherlands
CME Slovenia B.V.	Netherlands
CME Ukraine B.V.	Netherlands

CME Media Enterprises Ltd	UK
CME Ukraine Holding GmbH	Austria
CME Germany GmbH	Germany
CME Development Corporation	USA
CME Programming Services B.V.	Netherlands
Central European Media Enterprises N.V.	Netherlands Antilles

Exhibit 23.01

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File Nos. 333-1560 and 333-60295.

ARTHUR ANDERSEN

Hamilton, Bermuda

March 27, 2002

Exhibit 24.01

POWER OF ATTORNEY

Each person whose signature appears below, constitutes and appoints Frederic T. Klinkhammer and Mark J. L. Wyllie, and each of them, with full power to act without the other, such person's true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year 2001 of Central European Media Enterprises Ltd., a Bermuda corporation, and any and all amendments to such Annual Report on Form 10-K and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

March 27, 2002

/s/ Ronald S. Lauder ________________ Ronald S. Lauder	/s/ Fred T. Klinkhammer ________________ Fred T. Klinkhammer
/s/ Jacob Z. Schuster ________________ Jacob Z. Schuster	/s/ Marie-Monique Steckel ________________ Marie-Monique Steckel
/s/ Nicolas G. Trollope ________________ Nicolas G. Trollope	/s/ Mark J. L. Wyllie ________________ Mark J. L. Wyllie
/s/ Alfred W. Langer ________________ Alfred W. Langer	/s/ Charles Frank Ph.D ________________ Charles Frank
/s/ Herb Granath ________________ Herb Granath