Form 10-Q
period 2002-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2002-05-13
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes [x ] No [--]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of May 13, 2002
Class A Common Stock, par value $0.08	2,314,221
Class B Common Stock, par value $0.08	991,842

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2002

INDEX

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)
	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................................................................	$10,516	$22,053
Restricted cash....................................................................................................	5,010	3,562
Accounts receivable (net of allowances for bad debts of $8,403, $8,219).........	18,084	19,451
Program rights costs............................................................................................	11,949	8,754
Advances to affiliates...........................................................................................	6,116	7,346
Other short-term assets......................................................................................	6,182	5,308
Total current assets................................................................................................	57,857	66,474
Investments in unconsolidated affiliates..............................................................	18,540	21,502
Loans to affiliates.................................................................................................	6,351	7,276
Property, plant and equipment (net of depreciation of $42,802, $41,226)..........	16,308	16,642
Assets held for sale.........................................................................	8,565	8,679
Program rights costs............................................................................................	5,066	6,497
License costs and other intangibles (net of amortization of $10,087, $9,867)....	1,988	2,119
Goodwill (net of amortization of $87,556, $87,594).............................................	16,559	16,811
Other assets.........................................................................................................	4,378	5,265
Total assets.............................................................................................................	$135,612	$151,265

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued)

(US$000s, except share and per share data)
	March 31, 2002 (Unaudited)	December 31, 2001
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short term payables to bank .................................................................	$1,882	$ 1,576
Accounts payable and accrued liabilities ...........................................................	44,099	46,436
Duties and other taxes payable ......................................................................	12,185	12,273
Income taxes payable........................................................................................	1,184	602
Current portion of credit facilities and obligations under capital leases..............	9,774	10,785
Investments payable...........................................................................................	1,256	1,256
Advances from affiliates.....................................................................................	1,022	1,155
Total current liabilities............................................................................................	71,402	74,083
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities and obligations under capital leases..........	664	707
$100,000,000 9⅜% Senior Notes due 2004.....................................................	99,947	99,942
Euro 71,581,961 8⅛% Senior Notes due 2004................................................	62,410	63,621
Other liabilities....................................................................................................	1,249	1,618
Total non-current liabilities....................................................................................	164,270	165,888
Minority interests in consolidated subsidiaries...................................................	82	90
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at March 31, 2002 and December 31, 2001; issued and outstanding : 2,314,221 at March 31, 2002 and December 31, 2001...............	185	185
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at March 31, 2002 and December 31, 2001; issued and outstanding : 991,842 at March 31, 2002 and December 31, 2001..................	79	79
Additional paid-in capital......................................................................................	356,961	356,385
Accumulated deficit..............................................................................................	(449,730)	(437,827)
Accumulated other comprehensive loss..............................................................	(7,637)	(7,618)
Total shareholders' deficit......................................................................................	(100,142)	(88,796)
Total liabilities and shareholders' deficit..............................................................	$135,612	$151,265

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data)

(Unaudited)
	For the three months ended March 31,
	2002	2001
Net revenues.......................................................................................................	17,261	16,005
STATION EXPENSES:
Other operating costs and expenses...............................................................	(7,307)	(8,924)
Amortization of programming rights................................................................	(4,166)	(4,710)
Depreciation of station fixed assets and other intangibles .............................	(1,793)	(3,071)
Total station operating costs and expenses.............................................	(13,266)	(16,705)
Selling, general and administrative expenses..............................................	(2,853)	(4,572)
CORPORATE EXPENSES:
Corporate operating costs and development expenses...............................	(5,373)	(2,281)
Stock based compensation (Note 7)...................................................	(576)	-
Amortization of license costs........................................................	(77)	(103)
Amortization of goodwill .................................................................	-	(250)
Operating loss.............................................................................................	(4,884)	(7,906)
Loss on write down of investment........................................................	(2,685)	-
Equity in income of unconsolidated affiliates (Note 4)	408	329
Net interest and other expense.......................................................................	(4,133)	(5,335)
Change in fair value of Derivative (Note 8).................................................	(306)	-
Foreign currency exchange (loss) /gain, net........................................................	(142)	1,815
Gain on resolution of disputed investment payable (Note 6)	-	5,188
Loss before provision for income taxes, minority interest and discontinued operations	(11,742)	(5,909)
Provision for income taxes.............................................................................	(169)	(156)
Loss before minority interest and discontinued operations................................	(11,911)	(6,065)
Minority interest in loss of consolidated subsidiaries	8	63
Net Loss from continuing operations..................................................................	(11,903)	(6,002)
Gain on disposal of discontinued operations (Hungary) .................................	-	2,716
Net Loss	$ (11,903)	$ (3,286)
PER SHARE DATA:
Net Loss Per Share (Note 5)
Continuing operations - Basic and diluted	$ (3.60)	$ (1.81)
Discontinued operations - Basic and diluted	-	$ 0.82
	$ (3.60)	$ (0.99)
Weighted average common shares used in computing per share amounts:
Basic and diluted (000s) ..................................................................................	3,306	3,305

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(US$000s)

(Unaudited)
	Comprehensive Loss	Class A Common Stock	Class B Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, December 31, 2001		185	79	356,385	(437,827)	(7,618)	(88,796)
Stock Based Compensation				576			576
Comprehensive loss:
Net loss........................................	(11,903)				(11,903)		(11,903)
Other comprehensive income:
Unrealized translation adjustments	(19)					(19)	(19)
Comprehensive loss......................	(11,922)
BALANCE, March 31, 2002		$185	$79	$356,961	$(449,730)	$(7,637)	$(100,142)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s)

(Unaudited)
	For the three months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................................	$ (11,903)	$(3,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of unconsolidated affiliates.............................	(64)	(329)
Depreciation and amortization..........................................................	9,209	9,108
Gain on resolution of disputed investment payable...........................	-	(5,188)
Stock Based Compensation.....................................................	576	-
Minority interest in loss of consolidated subsidiaries...........................	(8)	(63)
Foreign currency exchange (gain)/loss, net.........................................	142	(1,815)
Accounts receivable............................................................................	1,136	3,554
Cash paid for program rights...............................................................	(4,847)	(3,824)
Advances to affiliates...........................................................................	1,097	1,194
Other short-term assets........................................................................	(993)	6,566
Accounts payable and accrued liabilities.............................................	(4,788)	(7,647)
Change in fair value of derivative..................................................	306	-
Income and other taxes payable........................................................	494	228
Net cash used in operating activities................................................	(9,643)	(1,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash...................................................................................	(1,448)	67
Acquisition of fixed assets................................................................	(1,377)	(299)
Loans and advances to affiliates........................................................	925	261
License costs, other assets and intangibles.....................................	1,091	(40)
Net cash utilized in investing activities...........................................	(809)	(11)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases.............................	(1,054)	465
Other long-term liabilities.................................................................	(56)	-
Net cash (used) / received in financing activities..........................	(1,110)	465
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH.................	25	(175)
Net decrease in cash and cash equivalents.............................	(11,537)	(1,223)
CASH EQUIVALENTS, beginning of period........................................	22,053	37,510
CASH EQUIVALENTS, end of period.................................................	$10,516	$36,287

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest.............................................................................	$7,236	$7,701
Cash paid for income taxes (net of refunds)...........................................	-	$(7,188)
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Capital lease obligations incurred......................................................	$0	$0

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

March 31, 2002

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

These interim statements for the three months ended March 31, 2002 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's December 31, 2001 audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on March 27, 2002. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The accompanying consolidated financial statements include the accounts of the Company's wholly-owned Subsidiaries and the results of the following entities (the "Consolidated Affiliates") as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable: Romania (PRO TV and Media Vision); Slovenia (POP TV and Kanal A), Ukraine (the Studio 1+1 Group), and the Czech Republic (CNTS). The results of operations in the Slovak Republic (Markiza TV) and certain entities in Ukraine (the Studio 1+1 Group) (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method of accounting.

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

Czech Republic

See Part II, Item 1, "Legal Proceedings" for a discussion on the ongoing dispute between the Company's subsidiary in the Czech Republic, CNTS, and CET in connection with Nova TV. The outcome of these legal proceedings will have a significant impact on the Company's ability to continue operating.

Romania

The Company owns 66% of Media Pro International S.A ("MPI"), through which PRO TV, ACASA and PRO TV International are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV, ACASA and Pro TV International networks.

The Company owns 49% equity of PRO TV s.r.l. which holds 19 licenses for the stations that comprise the PRO TV and ACASA networks. A further three television licenses and the licenses for PRO FM and PRO AM radio networks are held by Media Pro s.r.l , a company 44% owed by the Company.

The Company is involved in ongoing disputes with a minority shareholder in MPI including disputes relating to administration, operational and share ownership issues, the effect of which thus far has been to delay certain decisions requiring shareholder approval. (For further discussion see Part II Item 1 "Legal Proceedings" below and the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Slovenia

The Company's interest in POP TV d.o.o. is governed by a Partnership Agreement between MMTV and Tele 59. The Company controls 51% of POP TV .d.o.o which holds all the licenses for Slovenia apart from those effectively held by Kanal A. The Company controls 90% of Kanal A, the second leading commercial broadcaster in Slovenia.

Pro Plus in which the Company has an 85.5% economic interest, provides all programming to POP TV d.o.o. and Kanal A and sells all of its advertising. (For further discussion see the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Slovak Republic

The Company has a 34% interest in Markiza -Slovakia s.r.o. ("Markiza") the license holding company for the Markiza TV licence, and has 49% voting rights and is entitled to 70% of economic rights in Slovenska Televizna Spolocnost s.r.o. ("STS") the operating company for Markiza. (For further discussion see the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Ukraine

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in the operating companies servicing the license holding company, Studio 1+1. The Company has 18% indirect ownership in Studio 1+1 (For further discussion see the Company's 10K filing March 27, 2002 Part 1, Item 1 "Business"). Studio 1+1 is involved in a lawsuit challenging certain aspects of the granting of its television broadcasting license. (For further discussion see Part II, Item 1 "Legal Proceedings")

2. New Accounting Standards

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Both FAS 141 and 142 were adopted with effect January 1, 2002. At March 31, 2002 the unamortized amount of goodwill was $16,559,000 and the unamortized amount of other intangibles was $1,988,000. The Company has reviewed these assets and believes that they are not impaired.

The following table presents the pro forma net earnings per share data, restated to include the retroactive impact of the adoption of FAS 142

	Three months ended
	March 31, 2002	March 31, 2001
Reported net loss ..........................................................................	$ (11,903)	$ (3,286)
Goodwill amortization....................................................................	-	250
Pro forma net loss ......................................................................	(11,903)	(3,036)
Reported net loss per share
Continuing operations - basic and diluted...........................................	(3.60)	(1.81)
Goodwill amortization.....................................................................	-	0.08
Pro forma net loss per share ............................................................	(3.60)	(1.73)
Discontinued operations - basic and diluted........................................	-	0.82
Goodwill amortization	-	-
Pro forma net loss per share.............................................................	-	0.82
Total operations..............................................................................	(3.60)	(0.99)
Goodwill amortization........................................................................	-	0.08
Pro forma net loss per share...............................................................	$ (3.60)	$ (0.91)
Weighted average common shares used in computing per share amounts:
Basic and diluted 000's ....................................................................	3,306	3,305

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was effective for financial statements of fiscal years beginning after December 15, 2001. The Company has adopted this statement for our fiscal year ending December 31, 2002, and in first quarter of 2002 there was no material impact on the consolidated financial results.

3. Segment Data

The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Romania (PRO TV and Media Vision), the Slovak Republic (Markiza TV), Slovenia (POP TV and Kanal A), Ukraine (the Studio 1+1 Group) and the Czech Republic (CNTS).

The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail on EBITDA. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. The following table represents a reconciliation between the EBITDA basis upon which the Company evaluates the performance of its combined entities, as stated in the Selected Combined Financial Information in Part I, Item 2, and the Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001:

	SEGMENT FINANCIAL INFORMATION (US$000s)
	Net Revenues		EBITDA
	For the three months ended March 31,
	2002	2001	2002	2001
Station
Romania (PRO TV and Media Vision)	$6,682	$6,850	$ 716	$(2,380)
Slovak Republic (Markiza TV)	7,285	6,844	359	35
Slovenia (POP TV and Kanal A)	6,068	5,885	1,682	669
Ukraine (Studio 1+1 Group)	6,780	4,842	1,709	883
Total Combined Operations Net Revenue / EBITDA	26,815	24,421	4,466	(793)

Reconciliation to Consolidated Statement of Operations:
Other Consolidated Entities:
Czech Republic (CNTS) (1)	77	586	(328)	(353)
Corporate Expenses	-	-	(6,026)	(2,634)
Unconsolidated Affiliates:
Ukraine (Studio 1+1) (2)	(2,346)	(2,158)	(844)	(1,020)
Slovak Republic (MarkizaTV)	(7,285)	(6,844)	(359)	(35)
Station Depreciation	-	-	(1,793)	(3,071)
Net Revenues / Operating Loss	$17,261	$16,005	$(4,884)	$(7,906)

(1) As a result of the dispute between CNTS and CET (see Part II, Item 1, "Legal Proceedings"), the Company does not view its business in the Czech Republic as long-term.

(2) These figures represent the difference between the consolidated data as stated in the Consolidated Statement of Operations and the combined data (which includes Studio 1+1 entities which are not accounted for under the equity method) as stated in the Selected Combined Financial Information in Item 2.

4. Summary Financial Information for Unconsolidated Affiliates
	Markiza TV		Studio 1+1 Group
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
	$000s	$000s	$000s	$000s
Current assets...........	$13,160	$14,083	$4,744	$4,241
Non-current assets....	10,950	10,768	1,233	1,290
Current liabilities........	(12,292)	(12,703)	(6,299)	(6,194)
Non-current liabilities	(687)	(802)	-	-
Net assets/ (Liabilities)...	$11,131	$11,346	$(322)	$(663)

	Markiza TV		Studio 1+1 Group
	For the three months ended March 31,		For the three months ended March 31,
	2002	2001	2002	2001
	$000s	$000s	$000s	$000s
Net revenues............	$7,285	$6,844	$5,412	$3,500
Operating (loss)/profit	(393)	(535)	741	947
Net (loss)/profit.........	(396)	(885)	341	849
CTA.........	181	317	-	-

The Company's share of income in Unconsolidated Affiliates (after inter-company eliminations) for the three months ended March 31, 2002 was $341,000 for certain entities of the Studio 1+1 Group and $67,000 for Markiza TV. Included within the equity in income of unconsolidated affiliates is $344,000 for the first quarter of 2002 and $187,000 for the first quarter 2001, of charges levied by CME on their affiliates.

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

The first quarter 2002 net loss attributable to 3,306,000 common shares is $11,903,000 or a $3.60 loss per share. This compares to the first quarter 2001 net loss from continuing operations attributable to 3,305,000 common shares of $6,002,000 which resulted in a $1.81 loss per share and net profit from discontinued operations of $2,716,000 which resulted in $0.82 gain per share. Diluted EPS for the three months ended March 31, 2002 and 2001 do not include the impact of 259,364 stock options then outstanding as their inclusion would be anti-dilutive.

6. Gain on Resolution of Disputed Investment Payable

A gain on resolution of disputed investment payable of $5,188,000 was recorded in the first quarter of 2001. This represents an amount the Company owed to Dr. Vladimir Zelezny, the former General Director of CNTS, relating to the acquisition of a portion of CNTS. This was originally recorded as an investment payable and is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. (For further discussion see Part II, Item 1,"Legal Proceedings").

7. Stock Based Compensation

In March 2000 the Board of Directors, acting without the participation of Mr Frederic Klinkhammer, the Company's President and Chief Executive Officer of CME, on the recommendation of the Compensation Committee cancelled all previously granted options to acquire shares of Class A Common Stock, which had been granted under employment agreements. The Compensation Committee then awarded Mr Klinkhammer the option to acquire shares of Class A Common Stock at an exercise price equal to the market price on that day. The new award was approved by the shareholders at the 2000 Annual General Meeting of Shareholders.

On July 1, 2000, primary guidance for the treatment of reissued and repriced stock options FASB Interpretation 44 become effective. Under the Interpretation of FASB 44, any modification or sequence of actions by a grantor to directly or indirectly reduce the price of an option award causes variable accounting for the repriced or replacement award for the remainder of the award's life. The change from a fixed to a variable plan results in a compensation charge to the Statement of Operations reflecting the difference in the market price of the options, at the reporting date, less the option strike price for the number of options vested.

In accordance with FASB Interpretation 44, the Company has charged $576,000 to the Statement of Operations in first quarter of 2002. There have been no previous charges to the Consolidated Statement of Operations as the Company's share price prior to this quarter has not necessitated a charge.

8. Accounting for Derivative Instruments

The Company occasionally enters into forward foreign exchange contracts. As of January 1, 2001, the Company adopted SFAS No. 133. The application of SFAS No 133 resulted in no impact on adoption. The Company's 2001 interest rate swap transaction with the Royal Bank of Scotland, which does not qualify for hedge accounting, resulted in the Company recognizing a charge of $1,576,000 in the fourth quarter of 2001 and a further $306,000 in the first quarter of 2002. The Company received $191,000 in February 2002 from the Royal Bank of Scotland as a result of entering into the swaption agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Consolidated operating results for the three months ended March 31, 2002 represent an improvement on the first quarter of 2001.

The Company's consolidated net revenues increased by 8% compared with the first quarter 2001. There has been significant growth of 65% in the Ukrainian operation's net revenues, partially offset by an 87% decrease in the Czech Republic. The Ukraine television advertising market grew by 43% in 2001 and the Company believes that this recovery will continue in 2002, driving the growth in the consolidated net revenues. The Czech Republic operations are involved in an ongoing legal dispute and therefore no longer deemed to be an operating business.

Total station operating costs have declined by 21% from the first quarter of 2001 primarily attributable to reductions at the Romanian (29%), Slovenian (22%), and the Czech Republic (53%) operations partially offset by planned increases at the Ukrainian operations. The Company has undertaken a review of all its operations and the cost savings are a result of restructuring in Romania and the implementation of cost reduction programs in both Romania and Slovenia. The Romanian operations have experienced difficulties generating sufficient cash funds to continue operations and it is anticipated that this will continue unless the collection of accounts receivables is accelerated.

As at March 31, 2002, 31% (compared with 35% as at December 2001) of the Romanian subsidiary's accounts receivable balance was more than 360 days old. Management has increased the Company's bad debt provision by an additional $231,000 in the first quarter of 2002. On the Company's Consolidated Balance Sheet, the total provision for bad debt is $8.4 million, of which the provision for Romanian bad debts is $6.7 million.

Included in "Accounts payable and accrued liabilities", and "Duties and other taxes payable" on the Company's Consolidated Balance Sheet are current tax liabilities and estimated interest and penalties on overdue tax liabilities. A significant portion of these balances relate to the outstanding tax liability at the Company's Romanian subsidiaries. The Romanian subsidiaries have applied to the tax authorities for rescheduling of their outstanding tax liability and the associated penalties and interest. Media Vision has received approval for restructuring of its tax liability and the MPI and PRO TV s.r.l applications are still being considered by the Romanian tax authorities. Should such re-scheduling fail to be granted and the Romanian tax authorities demand full payment of all potential tax liabilities, the Romanian operation would experience difficulties in continuing to operate.

On October 23, 2001, the Slovak Media Council awarded a TV transmission license to TV Global, a company controlled by Ceska Produckcni 2000, managed by Dr Vladimir Zelezny. TV Global has launched the station "Joj" which began broadcasting in March 2002. Should "Joj" capture a significant portion of the advertising market it will adversely affect the results of the Company's Slovak operations. Joj has not captured significant ratings or revenues as of April 24, 2002.

On November 1, 2001, the Slovak Media Council announced it would monitor the political content of Markiza TV's news coverage as a result of Mr. Rusko, a shareholder in Markiza-Slovakia s.r.o., launching the ANO political party. Should the actions of Mr Rusko be found to be in violation of the Slovak Media Act, significant financial or non-financial penalties may be imposed on Markiza-Slovakia s.r.o. Under existing agreements, STS would be liable to cover the costs of any potential financial penalties.

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

The Company is involved in ongoing disputes with a minority shareholder in MPI, including disputes relating to administration, operational and share ownership issues and related party transactions. (For a further discussion See Part II, Item 1 "Legal Proceedings" ).

The Company, through a wholly-owned subsidiary, is still party to arbitration proceedings against the Czech Republic. (For a further discussion See Part II, Item 1, "Legal Proceedings" ).

Following the dispute between CNTS and CET, the Company minimized its operations in the Czech Republic during 2001. The Company intends to sell its building and all of its remaining assets in the Czech Republic as required to mitigate the Company's damages claim. CNTS will continue to operate and pursue the outstanding legal claims against Dr Zelezny and the Czech Government. (See Part II, Item 1, "Legal Proceedings" for a further discussion).

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow, the sale of Czech Republic assets and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. However, the Company is dependent on cash flows which are outside its direct control and the Company has little margin for error in its twelve month cash flow projections. The Company has received cash payments of $4.7 million from its operations in the first quarter of 2002 compared with $777,000 in the first quarter of 2001. Under the Senior Notes covenants, the Company's subsidiaries are permitted to raise up to $100 million of secured debt, to which the Senior Notes are structurally subordinate. The Company is currently utilizing less than $15 million of this permission. The Company is currently attempting to secure a line of credit in an effort to improve liquidity. There can be no certainty that this line of credit will be secured. As a result, the audit opinion for the year ended December 31, 2001, for the Company was modified. (See the Company's 10K filing of March 27, 2002, page 44 "Report of the Independent Public Accountants").

The Senior Notes mature in August 2004. (For further discussion see the Company's 10K filing of March 27, 2002, Part II Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources"). The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part II, Item 1, "Legal Proceedings"), renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations.

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

Foreign Currency Translation

The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT"), Ukrainian hryvna ("Hrn") and Czech korunas ("Kc") and incurs expenses in those currencies as well as British pounds, United States dollars and Euros. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in United States dollars and other foreign currencies. For entities operating in economies considered non-highly inflationary, including operations in Slovenia, the Slovak Republic and certain entities in the Studio 1+1 group, balance sheet accounts are translated from foreign currencies into United States dollars at the relevant period end exchange rate, while statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

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

The exchange rates at the end of and for the periods indicated are shown in the table below.
	Balance Sheet		Income Statement
	At March 31,	At December 31,

				Weighted average for the three months ending March 31,
	2002	2001	% change	2002	2001	% change
Czech koruna equivalent of $1.00	35.35	36.27	(2.5)	36.24	37.64	(3.7)
Romanian lei equivalent of $1.00	32,962	31,597	4.3	32,321	26,751	20.8
Slovak koruna equivalent of $1.00	47.68	48.47	(1.6)	48.36	48.04	0.7
Slovenian tolar equivalent of $1.00	257.25	250.95	2.5	256.91	234.95	9.3
Ukrainian hryvna equivalent of $1.00	5.32	5.30	0.4	5.32	5.43	(2.0)
European Euro equivalent of $1.00	1.15	1.12	2.7	1.14	1.09	4.6

The Company's results of operations and financial position during the three months ended March 31, 2002 were impacted by changes in foreign currency exchange rates since December 31, 2001.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

The Company's consolidated net revenues increased by $1,256,000 or 8%, to $17,261,000 for the first quarter of 2002 from $16,005,000 for the first quarter of 2001. This increase was primarily attributable to the increases in net revenues at the Ukrainian and Slovenian operations, partially offset by decreases at the Romanian and Czech Republic operations.

The net revenues of the Company's Ukrainian operations increased by $1,750,000 or 65% to $4,434,000 for the first quarter 2002 from $2,684,000 in the first quarter 2001. This increase is a result of the continued growth in the Ukraine advertising market and the increase in political advertising during the Ukraine elections in March 2002.

The net revenues of the Company's Slovenian operations increased by $183,000, or 3%, to $6,068,000 for the first quarter of 2002 compared to $5,885,000 for the first quarter of 2001. However, the increase would have been even greater had the US dollar not continued to appreciate against the Slovenian tolar (SIT) in the first quarter of 2002. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately SIT237,000,000 or 17%, for the first quarter of 2002 compared to the first quarter of 2001.

The net revenues of the Company's Romanian operations decreased by $168,000, or 2.5%, for the first quarter of 2002 compared to the first quarter of 2001 primarily due to sale of the Company's interest in Video Vision in November 2001.

The net revenues of the Company's Czech Republic operations decreased by $509,000, or 87%, for the first quarter of 2002 compared to the first quarter of 2001. The Czech Republic operations are no longer in business due to the ongoing dispute between the Company's subsidiary in the Czech Republic, CNTS, and CET in connection with Nova TV. (For a further discussion see Part II, Item 1, "Legal Proceedings".)

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $3,439,000, or 21%, to $13,266,000 for the first quarter of 2002 from $16,705,000 for the first quarter of 2001. The decrease in total station operating costs and expenses was primarily attributable to reductions at the Company's Romanian, Slovenian and Czech Republic operations, partially offset by increases at the Company's Ukrainian operations.

The station operating costs and expenses of the Company's Slovenian operations decreased by $1,166,000 primarily as a result of the implementation of a cost reduction program, a more efficient use of the program library, and a decrease in amortization charges. The introduction of a new Management Information System has enabled improved tracking of potential timeslot revenues and hence improved the scheduling of programs. The amortization charges have decreased by $368,000 from the first quarter 2001, as the goodwill arising on the acquisition of Kanal A was written down in 2001. Due to introduction of SFAS NO.142 "Goodwill and Other Intangible Assets" adopted January 1, 2002 no goodwill has been amortized in 2002. Management believe that there has been no impairment of the unamortised goodwill.

The Company's Romanian operations recorded a decrease of $2,363,000 in station operating costs and expenses for the first quarter of 2002 compared to the first quarter of 2001 as a result of reductions in production expenses, depreciation of station fixed assets and other intangibles and acquired program costs. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs in line with the declining revenues. The Company also sold its interest in Video Vision in November 2001, which has resulted in a decrease of $431,000 in operating costs in first quarter of 2002.

The Company's Ukrainian operations recorded an increase of $526,000 in station operating costs and expenses for the first quarter of 2002 compared to the first quarter of 2001 primarily as a result of the increase in acquired programming costs. The Company has significantly increased its investment in programming for 2002 as a response to the competitive environment and on the basis of expected and budgeted revenue growth.

The Company's Czech Republic operations recorded a decrease of $436,000 in station operating costs and expenses for the first quarter of 2002 compared to the first quarter 2001. The Czech Republic operations are no longer in business due to the ongoing dispute between the Company's subsidiary in the Czech Republic CNTS and CET in connection with Nova TV. (For a further discussion see Part II, Item 1, "Legal Proceedings".)

Station selling, general and administrative expenses decreased by $1,719,000, or 38%, to $2,853,000 for the first quarter of 2002 from $4,572,000 for the first quarter of 2001. The decrease in total station selling, general, and administrative expenses was primarily attributable to reductions at the Company's Romanian and Czech Republic operations.

The Company's Romania operations decreased station selling, general and administrative expenses by $1,348,000 for the first quarter 2002 compared to the first quarter 2001 primarily as a result of the Company taking a lower bad debt charge in the first quarter of 2002 compared with first quarter of 2001, restructuring of its operations in line with the declining revenues, and the sale of its interest in Video Vision in November 2001 .

The Czech operations decreased station selling, general and administrative expenses by $327,000 primarily as a result of a decrease in consulting services and marketing charges. In the first quarter of 2001, the Czech Republic operations required extensive public relations and other consultancy support.

Corporate operating costs and development expenses for the first quarter of 2002 and 2001 were $5,373,000 and $2,281,000 respectively, an increase of $3,092,000. This increase is primarily due to a $2,647,000 increase in legal costs relating to the dispute between CNTS and CET. ( For a further discussion, see Part II, Item 1, "Legal Proceedings".)

Stock based compensation for the first quarter of 2002 was $576,000. (For further discussion, see Note 7 to the Consolidated Financial Statements above, "Stock Based Compensation".)

Amortization of goodwill for the first quarter of 2002 was $0 compared to $250,000 for the first quarter of 2001. The decrease is a result of the Company adopting FAS 142 "Goodwill and Intangible Assets". The Company has reviewed its intangible assets and believes that they are not impaired.

As a result of the above factors, the Company generated an operating loss of $4,884,000 for the first quarter of 2002 compared to an operating loss of $7,906,000 for the first quarter of 2001.

The loss on the write down of investment for the first quarter 2002 was $2,685,000 compared to $0 in the first quarter of 2001. This increase is due to the 12.5% write down of the Company's investment in STS due a change in the Company's ownership. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion see the Company's 10K filing of March 27, 2002 Part 1, Item 1 "Business")

Equity in income of unconsolidated affiliates was $408,000 for the first quarter of 2002 compared to an equity in income of $329,000 for the first quarter of 2001. Included within the equity in income of unconsolidated affiliates is $344,000 for the first quarter of 2002 and $187,000 for the first quarter of 2001 being income to the Company is respect of services provided to affiliates. The improvement of $79,000 is a result of the Company's share of the net income of $67,000 from its Slovak operations for the first quarter of 2002 compared to the Company's share of the net loss of $521,000 for the first quarter of 2001 and the Company's share of the net income of $341,000 from its Ukrainian operations that are not consolidated for the first quarter of 2002 compared to the Company's share of net income of $850,000 for the first quarter of 2001.

Net interest and other expense decreased by $1,202,000 to $4,133,000 for the first quarter of 2002 from $5,335,000 for the first quarter of 2001 as a result of the repayment of loans in 2001.

The change in fair value of Derivative of $306,000 is a result of the movement in the mark to market valuation in the first quarter of 2002. The Company entered into a "swaption" agreement with the Royal Bank of Scotland in the third quarter of 2001. (See 'Liquidity and Capital Resources' for a further discussion).

A net foreign currency exchange loss of $142,000 for the first quarter of 2002 compares to a net foreign currency exchange gain of $1,815,000 for the first quarter of 2001. The increase in the foreign currency exchange loss is primarily a result of restating the German Mark denominated Senior Notes as European Euro and then converting Euro to US Dollars in the first quarter of 2002, compared with converting DM to US Dollars in the first quarter of 2001.

Provision for income taxes increased by $13,000 to $169,000 for the first quarter of 2002 from a provision of $156,000 for the first quarter of 2001.

Minority interest in loss of consolidated subsidiaries was $8,000 for the first quarter of 2002 compared to $63,000 for the first quarter of 2001.

In 2001 the Company recognized an operating gain of $2,716,000 on discontinued operations in Hungary which related to the release of provisions no longer deemed necessary as the company is in liquidation.

As a result of these factors, the net loss of the Company was $11,903,000 for the first quarter of 2002 compared to a net loss of $3,286,000 for the first quarter of 2001.

Liquidity and Capital Resources

Net cash used in operating activities was $9,643,000 for the three months ended March 31, 2002 compared to $1,502,000 for the three months ended March 31, 2001. The increase of $8,141,000 was primarily the result of an increase in program payments, the gain on resolution of disputed investment payable of $5,188,000 included in 2001, and the Czech tax authorities refunding tax of Kc281,790,000 ($7,256,000) which was included in the short term assets, in cash to the Company in February 2001.

Net cash used in investing activities was $809,000 for the three months ended March 31, 2002 compared to $11,000 for the three months ended March 31, 2001. The increase of $798,000 was primarily attributable to the increase in restricted cash and the acquisition of fixed assets. This has been partially offset by cash proceeds from loans and advances to affiliates and other assets and intangibles.

Net cash used in financing activities was $1,110,0000 for the three months ended March 31, 2002 compared to proceeds of $465,000 for the three months ended March 31, 2001. The increase of $1,575,000 used in financing was primarily attributable to a net increase in net loans in the first quarter of 2001 compared with net repayments in the first quarter 2002.

The Company had cash and cash equivalents of $10,516,000 at March 31, 2002 compared to $36,287,000 at March 31, 2001.

Included in "Accounts payable and accrued liabilities", and "Duties and other taxes payable" on the Company's Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on over due tax liabilities :
	As at March 31, 2002	As at December 31, 2001
Current tax liabilities	$10,524,000	$9,421,000
Estimated interest and penalties on overdue tax liabilities	$12,198,000	$11,706,000

A significant portion of these balances relates to the outstanding tax liability at the Company's Romanian subsidiaries. The Romanian subsidiaries have applied to the tax authorities for rescheduling of their outstanding tax liability and the associated penalties and interest. Media Vision has received approval for restructuring of its tax liability and the MPI and PRO TV s.r.l applications are still being considered by the Romanian tax authorities. Should such re-scheduling fail to be granted and the Romanian tax authorities demand full payment of all potential tax liabilities, the Romanian operation would experience difficulties in continuing to operate.

The Company has three main tranches of debt. (1) Senior Notes which are denominated in United States dollars, in part, and in euros in part. The principal amount of the Senior Notes ($162,357,000) is repayable on their maturity date, August 15, 2004. (2) A loan agreement with Ceska Sporitelna which had an outstanding principal balance at December 31, 2001 of Kc 249,764,513 ($7,045,000), maturing November 2005, the payment of which is secured by an assignment of a dividend receivable by the Company from CNTS and a first mortgage on the Company's owned building in the Czech Republic. This agreement provides for the Company to pay approximately $150,000 in interest payments each quarter with a balloon payment on the outstanding principal in November 2005. (3) Pro TV's borrowing facility with Tiriac Bank in Romania, include a loan for $4,000,000 maturing in December 2002 and an overdraft facility for $3,000,000 maturing October 2002. At March 31, 2002, $685,000 was borrowed under the loan facility and a further $1,932,000 was drawn under the overdraft facility.

The United States dollar tranche of the Senior Notes totals $100,000,000 in principal amount and bears interest at a rate of 9⅜% per annum. The German Mark tranche of the Senior Note totals DM 140,000,000 and is now stated as Euro 71,581,961 ($62,410,000) in principal amount and bears interest at a rate of 8⅛% per annum.

On January 1, 2002 the Euro was introduced and replaced a number of European currencies, including the German Mark. Accordingly, the Senior Notes originally denominated in DM have been restated as a Euro denominated note. At the time of changeover, the Euro was fixed against the DM at a rate of 1.9558, and this is the rate that has been applied in the restatement of the principal amount repayable to the note holders.

Under the Senior Notes covenants, the Company's subsidiaries are permitted to raise up to $100 million of secured debt, to which the Senior Notes are structurally subordinate. The Company is currently utilizing less than $15 million of this permission.

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of the inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 ($2,475,000). Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings. (For further discussion see Republic of Slovenia Tax Audit below)

In February 2002, Pro Plus's transaction account was blocked by a court decision for an amount of $1.5 million. This resulted from a ruling made by the Regional Court in Ljubljana in relation to a lawsuit initiated by the Slovene Author's Organization for the payment of $2 million. The $1.5 million has been included in the Company's Consolidated Balance Sheet as restricted cash. No provision has been made in respect to this amount as Management believe that the outcome of the lawsuit will be favourable.

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9⅜% $100 million fixed rate debt for floating rate debt. (For further discussion see the Company's 10K filing of March 27, 2002, Part II Item 7, "Management Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" and "Interest Rate Risk Management" below)

Below is a table showing the fair value of this transaction as prescribed by FAS 133. It represents the total cash cost to the Company through August 2004, based on the futures market rates as at March 31, 2002.

Date	Implied USD 6 Month LIBOR Rate as at 03/31/02	Total Cash Benefit / (Cost)
August 2002	2.685%	$ 450,000
February 2003	3.310%	$ 142,000
August 2003	4.561%	$ (499,000)
February 2004	5.373%	$ (918,000)
August 2004	5.777%	$ (1,057,000)

Total		$ (1,882,000)

The Company has an option to unwind the transaction at any time by paying RBS the market valuation of the transaction based on the prevailing profile of the yield curve through to August 2004. As at March 31, 2002, the estimate of the cost to unwind the transaction was $1,882,000, as described in the above table. As at December 31, 2001 and April 30 2002, the estimated cost to unwind the transaction was $1,576,000 and $682,000 respectively.

Cash (including CNTS dividends, inter-company charges, repayment of related party personal loans and net advances) received from the Company's subsidiaries and partners for first quarter of 2002 was $4,716,000 compared to $777,000 for the first quarter of 2001.

The Company's cash flow relies on cash generated by its subsidiary operations. In 2002, the Company will depend on receiving cash from the Slovak operations, a non-controlled entity from which the Company cannot compel the making of distributions, and from the sale of its building in the Czech Republic. Cash is mainly repatriated to the Company by the operations making payments on their intercompany payables, loans and accrued interest. As at March 31, 2002 the operations had the following unsecured balances owing to the Company :

Country	Total Outstanding
Ukraine	$ 18,993,000
Romania	43,392,000
Slovenia (1)	4,778,000
Slovakia	2,651,000
Czech Republic	26,000
Total	$ 69,840,000

  In 1998 the Company converted intercompany debt to equity in the Slovenian operations in exchange for a $17.6 million preferential dividend distribution. The Company shall receive 92.5% of any dividend declared until the Company has received $17.6 million, after which it will receive its previous 85% of dividends paid. No dividends have been received by the Company to date.

The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, internally generated cash flow, the sale of Czech Republic assets and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months. However, the Company is dependent on cash flows which are outside its direct control and the Company has little margin for error in its twelve month cash flow projections. The Company has received cash payments of $4.7 million from its operations in the first quarter of 2002 compared with $777,000 in the first quarter of 2001. Under the Senior Notes covenants, the Company's subsidiaries are permitted to raise up to $100 million of secured debt, to which the Senior Notes are structurally subordinate. The Company is currently utilizing less than $15 million of this permission. The Company is currently attempting to secure a line of credit in an effort to improve liquidity. There can be no certainty that this line of credit will be secured. As a result, the audit opinion for the year ended December 31, 2001, for the Company was modified. (See the Company's 10K filing of March 27, 2002, page 44 "Report of the Independent Public Accountants").

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

Selected Combined and Attributable Financial Information - Non US GAAP

The following tables are neither required by US GAAP nor intended to replace the Consolidated Financial Statements prepared in accordance with US GAAP. The tables set forth certain combined and attributable financial information for the three months ended March 31, 2002 and 2001 for the Company's operating entities. This financial information departs materially from US GAAP. The tables are presented solely for additional analysis and not as a presentation of results of operations of each component. Inter-company transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

In the table "Selected Combined Financial Information", revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 Group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's US GAAP Consolidated Financial Statements as of March 31, 2002.

	SELECTED COMBINED FINANCIAL INFORMATION - NON US GAAP(1)
	Three months ended March 31,
	(US $000s - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	$ 6,682	$ 6,850	$ 716	$ (2,380)	$ 251	$ (1,487)
Slovak Republic (Markiza TV)........	7,285	6,844	359	35	174	877
Slovenia (POP TV and Kanal A)	6,068	5,885	1,682	669	2,208	1,066
Ukraine (Studio 1+1 Group).........	6,780	4,842	1,709	883	1,154	661
Total Stations...........................	$26,815	$ 24,421	$ 4,466	$ (793)	$ 3,787	$1,117

	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION NON US GAAP (1)
	Three months ended March 31,
	(US $000s - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	66%	$ 4,410	$ 4,521	$ 473	$ (1,571)	$ 166	$ (981)
Slovak Republic (Markiza TV).........	70% (2)	5,100	5,475	251	28	122	702
Slovenia (POP TV and Kanal A)	(3)	5,188	5,040	1,427	562	1,882	907
Ukraine (Studio 1+1 Group)......	60%	4,068	2,905	1,025	530	692	397
Total Stations.............................		$ 18, 766	$ 17,941	$ 3,176	$ (451)	$ 2,862	$ 1,025

(1) Important information about these tables appears under the heading "Selected Combined and Attributable Financial Information" immediately preceding these tables.

(2) Due to a change in ownership, the Company now has a 70% economic interest in the Slovak operations. Prior to the change in ownership the Company had an 80% economic interest. The 2001 numbers reflect the 80% interest and have not been restated to reflect the change in the economic interest.

(3) The Company's economic interest in POP TV and Kanal A is 85.5% and 90% respectively.

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

EBITDA of Combined Operations for the three months to March 31, 2002 - NON US GAAP

The total combined EBITDA for the Company's stations improved by $5,259,000 from negative $793,000 for the first quarter of 2001 to $4,466,000 for the first quarter of 2002. This improvement was a result of EBITDA increases at the Company's Ukrainian operations of $826,000, the Company's Slovenian operations of $1,013,000, the Company's Slovak operations of $324,000, and the Company's Romanian operations of $3,096,000.

The Company's Ukrainian operations' EBITDA improved by $826,000 to $1,709,000 for the first quarter of 2002 from $883,000 for the first quarter of 2001. This improvement was achieved as a result of an increase of $1,938,000 in Studio 1+1's net revenues for the first quarter of 2002 compared to the first quarter of 2001, partially offset by an increase of $1,112,000 in operating costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian advertising market and increased political advertising associated with the Ukraine elections in March 2002. The increase in operating expenses is a result of the Company significantly increasing its investment in programming for 2002 in response to the competitive environment and on the basis of expected and budgeted revenue growth.

The Company's Slovenian operations' EBITDA improved by $1,013,000 to $1,682,000 for the first quarter of 2002 compared to $669,000 for the first quarter of 2001. The improvement was primarily a result of additional revenues of $183,000 and a decrease in operating costs of $830,000. The decrease in operating costs are primarily as a result of the implementation of a cost reduction program, a more efficient use of the program library, and a decrease in amortization charges

The Company's Slovak operations' EBITDA improved by $324,000 to $359,000 for the first quarter of 2002 compared to $35,000 for the first quarter of 2001. This improvement was as a result of an increase in net revenues of $441,000, partially offest by an increase in operating costs of $117,000 for the first quarter of 2002 compared to the first quarter of 2001. The increase in operating costs is primarily attributable to an increase in production costs.

The Company's Romanian operations' EBITDA increased by $3,096,000 to $716,000 for the first quarter of 2002 compared to negative $2,380,000 for the first quarter of 2001. This increase was a result of a decrease of $3,264,000 in operating costs partially offset by a net revenue decrease of $168,000. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs in line with the declining revenues. The Company also sold its interest in Video Vision in November 2001.

For the reasons described above total combined EBITDA improved by $5,259,000 from negative $793,000 for the first quarter of 2001 to $4,466,000 for the first quarter of 2002.

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Both FAS 141 and 142 were adopted with effect from January 1, 2002. At March 31, 2002 the unamortized amount of goodwill was $16,559,000 and the unamortized amount of other intangibles was $1,988,000. The Company has reviewed these assets and believes that they are not impaired.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statements of Accounting standards No. 144, "Accounting for the Impairment or disposal of Long- Lived Assets" effective for the fiscal years beginning after December 15, 2001. The Company has adopted this statement for our fiscal year ending December 31, 2002 and in the first quarter of 2002 there was no material impact on the consolidated financial results.

Republic of Slovenia Tax Audit

The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. (Pro Plus) has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 ($2,475,000). The Slovene authorities have asserted that loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the fixed assets imported as capital contributions would now be subject to customs duties which were not paid. Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company engages in activities that expose it to various market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company does not regularly engage in speculative transactions, nor does it regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain Subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At March 31, 2002 the Company held no foreign exchange contracts.

As at March 31, 2002, the Company held Euro 4,000,000 and Euro 2,600,000 (a total of US$5,758,000) with Royal Bank of Scotland on dual currency deposit. This form of deposit is designed to enhance the yield on a given deposit. The Company contracts to a strike rate in an alternative currency at the time of maturity of the deposit. On the day of maturity, if the spot rate is less favorable than the contracted strike rate, the Company will receive its money in the alternative currency. Consequently, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, the Company would not be in a position to take advantage of this. The Company uses this form of deposit to enhance the interest rate on its deposits, and because it makes payments in US Dollars, Euros and British Pounds the Company is relatively indifferent if the deposit is returned in an alternative currency.

Interest Rate Risk Management

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9⅜% $100 million fixed rate debt for floating rate debt. (For further discussion see the Company's 10K filing of March 27, 2002, Part II Item 7a, "Quantitative and Qualitative Disclosure About Market Risk" ).

Below is a table showing the fair value of this transaction as prescribed by FAS 133. It represents the total cash cost to the Company through to August 2004, based on the futures market rates as at March 31, 2002.
Date	Implied USD 6 Month LIBOR Rate as at 03/31/02	Total Cash Benefit / (Cost)
August 2002	2.685%	$ 450,000
February 2003	3.310%	$ 142,000
August 2003	4.561%	$ (499,000)
February 2004	5.373%	$ (918,000)
August 2004	5.777%	$ (1,057,000)

Total		$ (1,882,000)

The Company has an option to unwind the transaction at any time by paying RBS the market valuation of the transaction based on the prevailing profile of the yield curve through to August 2004. As at March 31, 2002, the estimate of the cost to unwind the transaction was $1,882,000, as described in the above table. As at December 31, 2001and April 30, 2002, the estimated cost to unwind the transaction was $1,576,000 and $682,000 respectively.

Following the interest rate swap transaction which the Company entered into with RBS in November 2001, approximately 37% of the Company's debt was maintained with a fixed interest rate as at March 31, 2002 compared to 96% as at March 31, 2001. The Company has two tranches of debt that provide for interest at a spread above a basis rate (such as LIBOR) and the RBS interest rate swap transaction which expose the Company to interest rate fluctuations. A significant rise in these base rates would materially adversely affect the Company's business, financial condition or results of operations.

Interest Rate Table as at March 31, 2002

Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate	$ 685	-	$ 62,446	-	-
Average Interest Rate	9.1%	-	8.1%	-	-

Variable Rate	8,977	-	99,947	-	-
Average Interest Rate	5.4%	-	8.4%	7.9%	-

Interest Rate Table as at March 31, 2001
Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate	$ 6,620	$ 3,902	$ 163,055
Average Interest Rate	12.2%	12.1%	8.6%

Variable Rate	$ 3,774	$ 781	$ 781	$ 781	$ 783
Average Interest Rate	8.5%	8.1%	8.1%	8.1%	8.1%

Variable Interest Rate Sensitivity as at March 31, 2002
Value of debt as at	Present	Yearly interest	Yearly interest charge if interest rates increase by : ($000s)
03/31/02 ($000's)	Interest Rate	Charge ($000s)	1%	2%	3%	4%	5%

7,045	7.9%	556	627	697	767	838	908
1,932	5.4%	104	124	143	162	182	201
		660	751	840	929	1,020	1,109

	(1)		5,115	5,115	5,115	5,115	5,115
	(1)		3,644	4,033	4,421	4,810	5,199
99,942	8.4%	8,371	8,759	9,148	9,536	9,925	10,314

		9,031	9,510	9,988	10,465	10,945	11,423

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

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including statements regarding the potential damages to be awarded to the Company in connection with the arbitration tribunal's decision finding that the Czech Republic violated the Netherlands - Czech Republic Bilateral Investment Treaty, the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, the Company's anticipated 2002 results, the future mark to market value of the swaption, the future interest rate, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results affecting the financial position, results of operations and cash flows of the Company could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the future interest rates, the regulatory environment and compliance, the relationship with our operating partners, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors and the ability to collect on the Czech Republic arbitration award.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

This section should be read in conjunction with Part I, Item 3 "Legal Proceedings" in the Company's 10K filing of March 27, 2002.

On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the "ICC Arbitration"). The Company sought the return of $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company also sought the forgiveness of the $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

On February 9, 2001, the ICC Arbitration Tribunal issued a final award in the arbitration claim filed on April 26, 1999. The ICC Arbitration Tribunal found that Dr. Zelezny had breached the share purchase agreement and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. On May 03, 2002 the total amount was approximately $28,525,000. As of May 03, 2002 the Company has not been able to collect any material part of the award. There can be no assurance that the Company will be able to collect all or any significant part of the award plus accrued interest.

On June 30, 1999, CNTS filed an action with the Regional Commercial Court of Prague requesting that the court declare invalid an agreement between CET and another Czech company, Produkce, a.s. under which CET purported to transfer CET's 1% participation interest in CNTS to Produkce, a.s., since that transfer did not comply with the CNTS Memorandum of Association. The Court determined that the transfer was invalid; CET and Produkce have appealed and the appeal was rejected.

In December 1999, the Media Council approved CET's request for a share capital increase, which was subsequently approved by CET. As a result of the CET share capital increase, Dr. Zelezny's participation interest in CET was reduced from 60% to 11.8%. CME, CEDC and CNTS filed an action and an administration complaint with the Municipal Court in Prague requesting the Court to cancel the decision of the Media Council. Both actions were denied and CME, CEDC and CNTS filed an appeal and constitutional complaint.

In May 2001, CME filed a contesting petition against CET 21, MEF Media a.s. and Edikon a.s, the entities that acquired the diluted share of Dr Zelezny in CET 21, by which CME requires a determination that the dilution of Dr Zelezny's share is invalid or at least ineffective to CME. In that proceeding, CME has already been granted several preliminary injunctions prohibiting CET 21, MEF Media and Edikon from disposing of their shares and prohibiting further dilution or transfer of Dr Zelezny's shares. MEF Media a.s. and Dr. Zalezny have recently offered settlement terms that would allow for the lifting of the injunctions. In the opinion of management of the Company the offered terms were wholly inadequate.

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between The Netherlands and the Czech Republic.

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Czech Republic has filed a collateral challenge of the final partial award in the Swedish courts. The Company filed its response to the collateral challenge on April 8, 2002 and anticipates that this matter will be heard in the fourth quarter of 2002.

The hearings to quantify CME's damages will take place from September 2 to September 13, 2002, and it is expected that a final award will be issued by the Tribunal later in 2002. The Czech Republic's response to the Company's $526.9 million dollar claim is due to be filed not later than June 28, 2002.

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

Subsequent to that, AITI commenced another action, this time in the Arbitration Court in the City of Kiev, a lower court to the Ukraine Supreme Arbitration Court, making almost identical allegations. These were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 24 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Arbitration Court of the City of Kiev ruled in AITI's favor. The Ukraine TV Council, and Studio 1+1, acting as an interested third party, have appealed the Arbitration Court's decision to the Court of Appeal. The judgement of this appeal court is ultimately subject to any party obtaining leave to appeal to the Court of Cessation (previously called Supreme Arbitration Court), the same court that ruled in favor of Studio 1+1 on April 5, 2001 in relation to the almost identical claim also brought by AITI.

The Public Prosecutor's Office of the City of Kiev is also involved in the appeal of this decision. The reason for this is that the Prosecutor's Office acts on behalf of the State of Ukraine when a State institution is a defendant in a court action and there is a claim against funds in the State budget. Pending a decision of the Court of Appeal (and ultimately the Supreme Arbitration Court if leave is granted to appeal to it) the decision of the Arbitration Court of the City of Kiev has been stayed and Studio 1+1 continues to broadcast without interruption. The Company believes that the decision of the Arbitration Court of the City of Kiev is wrong on both its facts and its determination of law and wholly inconsistent with the previous decision of the Ukraine Supreme Arbitration Court, and will assist in the pursuit of the appeal vigorously. Should the Courts find against the Ukraine Media Council and the Studio 1+1 licence is withdrawn, Studio 1+1 would have to cease broadcasting immediately. The next hearing in the Appeals Court (AITI against National Council for TV and Radio Broadcasting) will be May 24, 2002.

The Company is involved in ongoing disputes with a minority shareholder in MPI, including disputes relating to administration, operational and share ownership issues and related party transactions. As part of this dispute, through Rootland Trading Limited ("Rootland"), Mr Tiriac has commenced three court actions against MPI, one of which was withdrawn . A second action relating to the appointment of independent accounting experts investigating MPI's activities continues, but it is not believed by the Company to have any merit. This dispute was transferred to the Constitutional Court.

The third action was brought on December 20, 2001, by Rootland the vehicle through which Mr. Tiriac holds his stake in MPI. It was brought in the Bucharest Commercial Court against MPI and its remaining shareholders, including the Company. The basis of the claim is that due to Rootland contributing to a share capital increase in advance of the remaining MPI shareholders, it has been uniquely allotted additional shares in MPI, thereby increasing its stake from 19% to a controlling 64.9%. The Company believes that this claim was initiated as part of a partnership dispute involving Mr. Tiriac and Mr Sarbu. The Company believes that Rootland's claim is without merit and will defend the claim vigorously.

In February 2002, Pro Plus's transaction account was blocked by a court decision for an amount of $1.5 million with respect to a ruling made by the Regional Court in Ljubljana in relation to the lawsuit initiated by the Slovene Author's Organization for the payment of $2 million. The $1.5 million has been included in the Company's Consolidated Balance Sheet as restricted cash. No provision has been made in respect to this amount as Management believe that the outcome of the lawsuit will be favourable.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. Other than those claims discussed above, the Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 2. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

No exhibits are attached

b) Reports on Form 8-K

Form-8Ks were filed on February 6, 2002 and February 13, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2002	/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer Chief Executive Officer (Duly Authorized Officer)

Date: May 9, 2002	/s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President - Finance (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description