Form 10-Q
period 2002-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2002-08-07
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes [x ] No [--]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of August 6, 2002
Class A Common Stock, par value $0.08	2,314,221
Class B Common Stock, par value $0.08	991,842

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2002

INDEX

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)
	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................................................................	$14,639	$22,053
Restricted cash....................................................................................................	1,721	3,562
Accounts receivable (net of allowances for bad debts of $8,487, $8,219).........	23,160	19,451
Program rights costs............................................................................................	10,592	8,754
Advances to affiliates...........................................................................................	6,433	7,346
Other short-term assets......................................................................................	3,004	5,308
Total current assets................................................................................................	59,549	66,474
Investments in unconsolidated affiliates..............................................................	19,936	21,502
Loans to affiliates.................................................................................................	5,099	7,276
Property, plant and equipment (net of depreciation of $44,012, $41,225)...	16,369	16,642
Assets held for sale............................................................................	9,935	8,679
Program rights costs............................................................................................	6,593	6,497
License costs and other intangibles (net of amortization of $9,833, $9,867)......	2,079	2,119
Goodwill (net of amortization of $88,853,$87,594).............................................	17,902	16,811
Other assets.........................................................................................................	3,031	5,265
Total assets.............................................................................................................	$140,493	$151,265

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued)

(US$000s, except share and per share data)
	June 30, 2002 (Unaudited)	December 31, 2001
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short term payables to bank .................................................................	$ -	$ 1,576
Accounts payable and accrued liabilities ...........................................................	47,753	46,436
Duties and other taxes payable ......................................................................	13,391	12,273
Income taxes payable........................................................................................	4,850	602
Current portion of credit facilities and obligations under capital leases..............	9,199	10,785
Investments payable...........................................................................................	1,256	1,256
Advances from affiliates.....................................................................................	881	1,155
Total current liabilities............................................................................................	77,330	74,083
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities and obligations under capital leases..........	800	707
$100,000,000 9⅜% Senior Notes due 2004...................................................	99,953	99,942
Euro 71,581,961 8⅛% Senior Notes due 2004................................................	70,588	63,621
Other liabilities....................................................................................................	2,232	1,618
Total non-current liabilities....................................................................................	173,573	165,888
Minority interests in consolidated subsidiaries...................................................	96	90
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at June 30, 2002 and December 31, 2001; issued and outstanding : 2,314,221 at June 30, 2002 and December 31, 2001..	185	185
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at June 30, 2002 and December 31, 2001; issued and outstanding : 991,842 at June 30, 2002 and December 31, 2001....	79	79
Additional paid-in capital......................................................................................	356,802	356,385
Accumulated deficit..............................................................................................	(462,046)	(437,827)
Accumulated other comprehensive loss..............................................................	(5,526)	(7,618)
Total shareholders' deficit......................................................................................	(110,506)	(88,796)
Total liabilities and shareholders' deficit..............................................................	$140,493	$151,265

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data)

(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Net revenues................................................................................	27,096	20,603	44,357	36,608
STATION EXPENSES:
Other operating costs and expenses.......................................	11,928	9,441	19,235	18,365
Amortization of programming rights.........................................	4,353	3,424	8,519	8,134
Depreciation of station fixed assets and other intangibles	1,777	2,931	3,570	6,002
Total station operating costs and expenses.....................	18,058	15,796	31,324	32,501
Selling, general and administrative expenses.................	2,944	3,492	5,797	8,064
CORPORATE EXPENSES:
Corporate operating costs and development expenses.	5,557	3,549	11,007	5,830
Stock based compensation (Note 7)........................	(159)	-	417	-
Amortization of goodwill............................................	-	354	-	707
Operating profit/(loss)..........................................
	696	(2,588)	(4,188)	(10,494)
Loss on write down of investment................	-	-	(2,685)	-
Equity in income of unconsolidated affiliates (Note 4)...	938	3,737	1,346	4,066
Net interest and other expense............................................	(7,704)	(3,780)	(11,837)	(9,115)
Change in fair value of Derivative (Note 8)..................	1,414	-	1,108	-
Foreign currency exchange (loss)/gain, net............................	(5,380)	1,993	(5,522)	3,808
Gain on resolution of disputed investment payable (Note 6)	-	-	-	5,188
Loss before provision for income taxes, minority interest and discontinued operations....................................	(10,036)	(638)	(21,778)	(6,547)
Provision for income taxes............................................	(3,611)	(155)	(3,780)	(311)
Loss before minority interest and discontinued operations.	(13,647)	(793)	(25,558)	(6,858)
Minority interest in loss of consolidated subsidiaries.............	1,331	8	1,339	71
Net loss from continuing operations.......................................
	$ (12,316)	$ (785)	$ (24,219)	$ (6,787)
Discontinued operations:
Gain on disposal of discontinued operations (Hungary)	-	-	-	2,716
Net loss	$ (12,316)	$ (785)	$ (24,219)	(4,071)

PER SHARE DATA:
Net loss per share (Note 5)
Continuing operations - Basic and diluted...................	$ (3.73)	$ (0.24)	$ (7.33)	$ (2.05)
Discontinued operations - Basic and diluted..................	-	-	-	$ 0.82
Total	$ (3.73)	$ (0.24)	$ (7.33)	$ (1.23)
Weighted average common shares used in computing per share amounts:
Basic and diluted ('000s).............................................................	3,306	3,305	3,306	3,305

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(US$000s)

(Unaudited)
	Comprehensive Loss	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, December 31, 2001		185	79	356,385	(437,827)	(7,618)	(88,796)
Stock Based Compensation				417			417
Comprehensive loss:
Net loss	(24,219)				(24,219)		(24,219)
Other comprehensive income:
Unrealized translation adjustments	2,092					2,092	2,092
Comprehensive loss	(22,127)
BALANCE, June 30, 2002		$185	$79	$356,802	$(462,046)	$(5,526)	$(110,506)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s)

(Unaudited)
	For the six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................................	$ (24,219)	$ (4,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of unconsolidated affiliates.............................	(1,346)	(4,066)
Depreciation and amortization..........................................................	12,605	16,407
Loss on write down of investment.................................................	2,685	-
Gain on resolution of disputed investment payable...........................	-	(5,188)
Stock Based Compensation.....................................................	417	-
Minority interest in loss of consolidated subsidiaries...........................	6	(71)
Foreign currency exchange (gain)/loss, net.........................................	5,522	(3,808)
Accounts receivable............................................................................	(3,709)	(560)
Cash paid for program rights...............................................................	(10,596)	(7,595)
Advances from affiliates...................................................	3,603	1,163
Other short-term assets........................................................................	1,592	5,182
Accounts payable and accrued liabilities.............................................	(2,402)	(3,947)
Change in fair value of derivative..................................................	(1,576)	-
Income and other taxes payable........................................................	9,166	839
Net cash used in operating activities................................................	(8,252)	(5,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash...................................................................................	1,841	29
Acquisition of fixed assets................................................................	(2,735)	(1,664)
Proceeds from disposal of fixed assets..........................................	787	129
Loans and advances to affiliates........................................................	-	3,544
License costs, other assets and intangibles.....................................	1,595	584
Net cash provided from investing activities......................................	1,488	2,622
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases.............................	(1,493)	(440)
Other long-term liabilities.................................................................	54	-
Net cash used in financing activities..........................	(1,439)	(440)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH.................	789	(270)
Net decrease in cash and cash equivalents.............................	(7,414)	(3,803)
CASH EQUIVALENTS, beginning of period........................................	22,053	37,510
CASH EQUIVALENTS, end of period.................................................	$14,639	$ 33,707

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest.............................................................................	$7,072	$8,502
Cash paid for income taxes (net of refunds)...........................................	$ 31	$(7,153)
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Capital lease obligations incurred.............................................	$ -	$ 334

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

June 30, 2002

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

The interim statements for the six months ended June 30, 2002 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's December 31, 2001 audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on March 27, 2002. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Laws, regulations and policies in CME's markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, broadcast licenses are generally held by companies that are majority owned by CME's local partners while controlling interests in service companies which provide programming, advertising and other services to the license holding companies are generally owned by CME. References to PRO TV, POP TV, Kanal A, Markiza TV and the Studio 1+1 Group in this report may be to either the license company or the service companies or both, as the case may be.

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

The Company has an 85.5% economic interest in Pro Plus which provides all programming to POP TV d.o.o. and Kanal A and sells all of its advertising. (For further discussion, see the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Slovak Republic

The Company has a 34% interest in Markiza -Slovakia s.r.o. ("Markiza") the licence holding company for the Markiza TV licence, and has 49% voting rights and is entitled to 70% of economic rights in Slovenska Televizna Spolocnost s.r.o. ("STS") the operating company for Markiza. (For further discussion, see the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Ukraine

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in the operating companies servicing the license holding company, Studio 1+1. The Company has 18% indirect ownership in Studio 1+1 (For further discussion sees the Company's 10K filing of March 27, 2002 Part 1, Item 1 "Business"). Studio 1+1 is involved in a lawsuit challenging certain aspects of the granting of its television broadcasting licence. (For further discussion see Part II, Item 1 "Legal Proceedings")

2. New Accounting Standards

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. SFAS 142 was fully adopted with effect from January 1, 2002. The Company has performed the required impairment tests of goodwill as of January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142.

Net loss and loss per share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense (net of taxes) related to goodwill which are no longer amortized are as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported net loss ...........................	$ (12,316)	$ (785)	$ (24,219)	$ (4,071)
Goodwill amortization.............................................	-	681	-	1,362
Adjusted net loss .......................................	(12,316)	(104)	(24,219)	(2,709)
Reported net loss per share
Continuing operations - basic and diluted............	(3.73)	(0.24)	(7.33)	(2.05)
Goodwill amortization....................................	-	0.21	-	0.41
Adjusted net loss per share ...........................	(3.73)	(0.03)	(7.33)	(1.64)
Discontinued operations - basic and diluted.........	-	-	-	0.82
Goodwill amortization	-	-	-	-
Adjusted net loss per share........................	-	-	-	0.82
Total operations.............................................	(3.73)	(0.24)	(7.33)	(1.23)
Goodwill amortization.......................................	-	0.21	-	0.41
Adjusted net loss per share...........................	$ (3.73)	(0.03)	$ (7.33)	(0.82)
Weighted average common shares used in computing per share amounts:
Basic and diluted 000's .................................	3,306	3,305	3,306	3,305

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was effective for financial statements of fiscal years beginning after December 15, 2001. The Company has adopted this statement as of January 1, 2002, and no impairment charges were taken.

3. Segment Data

The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Romania (PRO TV and Media Vision), the Slovak Republic (Markiza TV), Slovenia (POP TV and Kanal A), Ukraine (the Studio 1+1 Group) and the Czech Republic (CNTS).

The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail on EBITDA. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. The following table represents a reconciliation between the EBITDA basis upon which the Company evaluates the performance of its combined entities, as stated in the Selected Combined Financial Information in Part I, Item 2, and the Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001:

	SEGMENT FINANCIAL INFORMATION
	For the three months ended June 30,				For the six months ended June 30,
	(US $000's)				(US $000's)
	Net Revenues		EBITDA		Net Revenues		EBITDA
	2002	2001	2002	2001	2002	2001	2002	2001
Station
Romania (PRO TV and Media Vision)	$ 8,607	$ 8,820	$ 869	$ 983	$15,289	$ 15,670	$ 1,585	$ (1,397)
Slovak Republic (Markiza TV)	11,199	9,710	3,123	3,061	18,484	16,554	3,482	3,096
Slovenia (POP TV and Kanal A)	11,615	9,164	4,331	3,877	17,682	15,049	6,013	4,547
Ukraine (Studio 1+1 Group) (combined)	7,574	5,701	2,221	1,545	14,354	10,543	3,930	2,428
Total Combined Operations Net Revenues / EBITDA	38,995	33,395	10,544	9,466	65,809	57,816	15,010	8,674
Reconciliation to Consolidated Statement of Operations:
Other Consolidated Entities:
Czech Republic (CNTS) (1)	137	524	(308)	141	215	1,110	(636)	(213)
Corporate Expenses	-	-	(5,398)	(3,903)	-	-	(11,424)	(6,537)
Unconsolidated Affiliates:
Ukraine (Studio 1+1) (2) (combined less consolidated)	(837)	(3,606)	758	(2,300)	(3,183)	(5,764)	(86)	(3,320)
Slovak Republic (Markiza TV)	(11,199)	(9,710)	(3,123)	(3,061)	(18,484)	(16,554)	(3,482)	(3,096)
Station Depreciation	-	-	(1,777)	(2,931)	-	-	(3,570)	(6,002)
Net Revenues / Operating profit (loss)	$ 27,096	$ 20,603	$696	$ (2,588)	$ 44,357	$ 36,608	$ (4,188)	$ (10,494)

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

4. Summary Financial Information for Unconsolidated Affiliates
	Markiza TV		Studio 1+1
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
	$000s	$000s	$000s	$000s
Current assets...........	$16,601	$14,083	$4,086	$4,241
Non-current assets....	11,503	10,768	1,169	1,290
Current liabilities........	(13,603)	(12,703)	(6,489)	(6,194)
Non-current liabilities	(571)	(802)	-	-
Net assets/liabilities)...	$13,930	$11,346	$(1,234)	$(663)

	Markiza TV
	For the three months ended,		For the six months ended,
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	$000's	$000's	$000's	$000's
Net revenues.........	11,199	9,710	18,484	16,554
Operating profit/(loss)	2,262	2,509	1,869	1,974
Net profit/(loss)......	2,010	1,863	1,614	978
CTA movement ..	788	84	970	401
	Studio 1+1
	For the three months ended,		For the six months ended,
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	$000's	$000's	$000's	$000's
Net revenues......	5,790	4,807	11,202	8,307
Operating profit.........	(840)	2,128	(99)	3,075
Net profit.................	(912)	2,059	(571)	2,909

The Company's share of income in Unconsolidated Affiliates for the six months ended June 30, 2002 was a loss of $571,000 for certain entities of the Studio 1+1 Group and a profit of $1,917,000 for Markiza TV. Included within the equity in income of unconsolidated affiliates is $787,000 for the first six months of 2002 and $375,000 for the first six months of 2001, of charges levied by CME on their affiliates.

5. Earnings Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share." Basic net income/ loss per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

	For the three months ended June 30,						For the six months ended June 30,
	Net Loss		Common Shares		Net Loss per Common Share		Net Loss		Common Shares		Net Loss per Common Share
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Basic EPS
Net loss attributable to common stock................	$ (12,316)	$ (785)	3,306	3,305	$ (3.73)	$ (0.24)	$ (24,219)	$ (4,071)	3,306	3,305	$ (7.33)	$ (1.23)
Effect of dilutive securities: stock options..................	-	-	-	-	-	-	-	-	-	-	-	-

Diluted EPS
Net loss attributable to common stock and assumed option exercises	$ (12,316)	$ (785)	3,306	3,305	$ (3.73)	$ (0.24)	$ (24,219)	$ (4,071)	3,306	3,305	$ (7.33)	$ (1.23)

Diluted EPS for the three months ended June 30, 2002 and 2001 do not include the impact of 316,364 stock options then outstanding as their inclusion would be anti-dilutive.

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

7. Stock Based Compensation

In March 2000 the Board of Directors, acting without the participation of Mr Frederic Klinkhammer, the Company's President and Chief Executive Officer, on the recommendation of the Compensation Committee cancelled all previously granted options to acquire shares of Class A Common Stock, which had been granted under employment agreements. The Compensation Committee then awarded Mr Klinkhammer the option to acquire shares of Class A Common Stock at an exercise price equal to the market price on that day. The new award was approved by the shareholders at the 2000 Annual General Meeting of Shareholders.

On July 1, 2000, primary guidance for the treatment of reissued and repriced stock options, FASB Interpretation 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") became effective. Under the Interpretation of FIN 44, any modification or sequence of actions by a grantor to directly or indirectly reduce the price of an option award causes variable accounting for the repriced or replacement award for the remainder of the award's life. The change from a fixed to a variable plan results in a compensation charge to the Statement of Operations reflecting the difference in the market price of the options, at the reporting date, less the option strike price for the number of options vested.

In accordance with FIN 44, the Company has charged $417,000 to the Statement of Operations in the first six months of 2002.

8. Accounting for Derivative Instruments

The Company occasionally enters into forward foreign exchange contracts. As of January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). There was no impact upon the application of SFAS No 133. The Company's 2001 interest rate swap transaction with the Royal Bank of Scotland, which did not qualify for hedge accounting, resulted in the Company recognizing a charge of $1,576,000 in the fourth quarter of 2001 and a further $306,000 in the first quarter of 2002. The Company received $191,000 in February 2002 from the Royal Bank of Scotland as a result of the swaption agreement. In May 2002, the Company cancelled the arrangement upon its payment of $659,000 to the Royal Bank of Scotland.

9. Subsequent events

Financing arrangement with GoldenTree Asset Management

On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a loan of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. This financing will be used for the purpose of partial repayment of inter-company debt due to the Company from the subsidiary, and as additional working capital. The loan can be drawn down in two equal tranches. The loan matures on June 15, 2004 with the facility of early repayment at the option of the Company. The principal terms of the loan are as follows:-

Compensation is payable in the form of interest, commitment and drawdown fee, and investment fee. Interest is applied at 12% per annum to any balances drawn down. A commitment fee of 1.5% on $30 million was paid on signing and a draw down fee of 1.5 % of the borrowed amount was paid on drawdown. A 1.5% fee will be payable on any additional drawdown. An investment fee is payable in the form of new share warrants amounting to a maximum of 348,000 shares of Class A common stock of the Company. These warrants are issuable on drawdown and maturity of the loan. On draw down, a maximum of 174,000 warrants equivalent to 87,000 shares per $15 million of borrowing are issuable by the Company. On maturity, which may be on June 15, 2004 or earlier, a maximum of a further 174,000 warrants may be issued. Assuming repayment occurs on the date of full maturity on June 15, 2004, such number of warrants will be issued that are calculated to provide a 40% net rate of return per annum to the lender (inclusive of interest at 12%); should the warrants fall short, there is no further liability. Upon early repayment, the Company has to pay such compensation by way of cash or warrants, at the option of the Company, that provides a 40% net rate of return per annum (inclusive of interest at 12%). The financing agreement contains negative covenants, including those restricting the Company's ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business.

Security has been provided in the form of guarantees and pledges. Guarantees have been provided by the Company and Central European Media Enterprises N.V. Pledges, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V.

No account has been taken of any adjustment in the share capital of the Company in the financial statements included within this submission and as a result of the above transactions since no draw down of any loan had taken place at June 30, 2002.

Resignation of Arthur Andersen and appointment of Deloitte & Touche

A letter of resignation from Arthur Andersen has been received by the company.

Deloitte & Touche have been appointed as auditors by the Audit Committee and will be proposed to the shareholders as the company's auditors at the next AGM.

Stock split

On August 5, 2002 a duly authorised committee of the Board approved a two for one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of August 16, 2002. Payment has been made in full by way of a transfer from share premium account. No account of this bonus issue has been taken when compiling the financial statements or explanatory notes included herein.

Receipt of monies from CET 21

On July 25, 2002 the Company received $8,713,002 from CET 21 being a part payment of the amounts owed by Vladimir Zelezny.

Other financing

A Slovak bank, Vseobecna uverova banka a.s., "VUB", has agreed to lend STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (over USD 3 million), a facility supported by charges over the assets and receivables of STS. This will be partly used to lend cash to the Company by way of advances on dividends in the order of $2 million, thereby improving cashflow to the Company. The facility is provided by way of a loan of up to SKK 100 million and by way of an overdraft facility of up to SKK 50 million.

Repayments are due to the lender by way of six-monthly instalments of SKK 5 million commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million is due. Interest is payable monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 350,000 is payable. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 is payable.

STS s.r.o has agreed a loan with the Company for SKK187million. The first tranche $2.2million was drawn down on August 2, 2002, other tranches can be drawn down on demand

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's consolidated net revenues increased by 21% compared with the first six months of 2001 primarily due to the significant growth in the Ukrainian operation's net revenues. The Ukraine television advertising market grew significantly in 2001.This growth has continued in 2002, driving the growth in the consolidated net revenues.

Total station operating costs have declined by 4% compared with the first six months of 2001 primarily attributable to reductions at the Romanian operations of 13% partially offset by planned increases at the Ukrainian operations. The Company has undertaken a review of all its operations and the cost savings are a result of restructuring in Romania and the implementation of cost reduction programs in both

Romania and Slovenia. The Romanian operations have experienced difficulties generating sufficient cash funds to continue operations and it is anticipated that this will continue unless the collection of accounts receivables is accelerated.

As at June 30, 2002, 34% (compared with 35% as at December 31, 2001) of the Romanian subsidiaries' accounts receivable balance was more than 360 days old. Management has increased the Company's bad debt provision by an additional $150,000 in the first six months of 2002. On the Company's Consolidated Balance Sheet, the total provision for bad debt is $8,487,000, of which the provision for Romanian bad debts is $6,789,000.

In the Company's Consolidated Balance Sheet are current tax liabilities and estimated interest and penalties on overdue tax liabilities. A significant portion of these balances relates to the outstanding liability at the Company's Romanian subsidiaries. The Romanian subsidiaries have applied to the tax authorities for rescheduling of their tax liability and the associated penalties and interest. Media Vision has received the approval for the restructuring of its tax liability while the Romanian tax authorities are still considering the applications of MPI and PRO TV s.r.l. Should such re-scheduling not be granted and the Romanian tax authorities demand full payment of all potential tax liabilities, the Romanian operation would experience difficulties in continuing to operate.

The Audit Committee of the Board of Directors of the Company commissioned an investigation into the related party transactions occurring in its Romanian operations. A report was provided to the Committee by independent accountants, (not the Company's auditors), which confirmed that a number of related party transactions entered into by the company's subsidiaries in Romania had not been properly approved by the shareholders of the subsidiaries, that related party receivables of the subsidiaries were significantly in arrears while related party payables were paid promptly, and a number of transactions not declared as related party transactions may have been related party transactions. As a result the Committee recommended, and the Company has instituted, strict controls to prevent future occurrences of any such irregularities and to improve receivables and credit management in the Romanian operations.

The Company is aware that there are certain related party barter arrangements in place in Romania. Under US GAAP these should be accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, the Company has not yet been able to ascertain the fair value of these barter arrangements. Accordingly no revenue or cost has been recognised for the period. The accounting for barter arrangements equally impacts both revenues and costs but has no impact on net operating profit.

The Company is involved in ongoing disputes in Romania with a minority shareholder in MPI, including disputes relating to administration, operational and share ownership issues and related party transactions. (For a further discussion See Part II, Item 1 "Legal Proceedings").

On July 16, 2002 the Company received notification from the Slovene agency for Telecommunications of the renewal of all of its broadcast licenses in Slovenia for its two license companies, POP TV d.o.o and Kanal A d.d. This means that the Slovene operations now have full broadcast licenses for both channels renewed until July 14, 2012.

On October 23, 2001, the Slovak Media Council awarded a TV transmission license to TV Global, who launched the station "Joj" which began broadcasting in March 2002. Should "Joj" capture a significant portion of the advertising market it will adversely affect the results of the Company's Slovak operations. Joj has not captured significant ratings or revenues as of to date.

On November 1, 2001, the Slovak Media Council announced it would monitor the political content of Markiza TV's news coverage as a result of Mr. Rusko, a shareholder in Markiza-Slovakia s.r.o., launching the ANO political party. Should the actions of Markiza-Slovakia s.r.o. be found to be in violation of the Slovak Media Act, significant financial or non-financial penalties may be imposed. Under existing agreements, STS would be liable to cover the costs of any potential financial penalties.

On May 1, 2002, Studio 1+1 General Director Alexander Rodnyansky accepted the position of General Director for the Russian broadcaster CTC based in Moscow. Effective June 1, 2002, Studio 1+1 appointed his deputy, Vladimir Oseledchyuk as the new General Director and appointed Alexander

Rodnyansky, who continues as the 70% shareholder in the license company, as Honorary President. Studio 1+1 conducts regular co-production business with CTC and hopes to extend that commercial co-operation for future projects.

The Company, through a wholly owned subsidiary, is still a party to arbitration proceedings against the Czech Republic. (For a further discussion See Part II, Item 1, "Legal Proceedings").

Following the dispute between CNTS and CET, the Company minimized its operations in the Czech Republic during 2001. The Company intends to sell its building and all of its remaining assets in the Czech Republic as required to mitigate the Company's damage claim. CNTS will continue to operate and pursue the outstanding legal claims against Dr Zelezny and the Czech Government. (See Part II, Item 1, "Legal Proceedings" for a further discussion). In the six months to June 30, 2002, the Company collected $90,901 in respect of amounts owed by Vladimir Zelezny. On July 25, the Company received $8,713,002 from CET 21 being a part payment of the amounts owed by Vladimir Zelezny.

The Company recently paid in its share of a capital increase in CET 21.

The Company has agreed with the Dutch tax authorities an assessment of $3,000,000 to cover all years up to and including 2000. This to be paid out of receipts arising from the forthcoming arbitration hearing involving the Company and the Czech Republic. The Company and the Dutch tax authorities have jointly requested that the question of taxability of the proceeds from the forthcoming arbitration hearing involving the Company and the Czech Republic be addressed through the Dutch judicial process.

The audit opinion for the year ended December 31, 2001, for the Company was modified. (See the Company's 10K filing of March 27, 2002, page 44 "Report of the Independent Public Accountants"). As identified in the 10K and 10Q the Company has been actively seeking additional sources of finance. The Company received $8.7million from CET21 (see Part II, Item 1, "Legal Proceedings") on July 25, 2002.

In August 2002, the Company secured additional financing of $30 million from affiliates of GoldenTree Asset Management. On August 5, 2002 the Company drew down the first $15 million of the facility and has also drawn $2.2 million of additional financing in Slovakia. Corporate cash at August 5, 2002 amounted to $35 million. The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, agreed financing, internally generated cash flow and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months.

The Company has received cash payments of $7,968,000 from its operations in the first six months of 2002 compared with $7,062,000 in the first six months of 2001.

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

Operations in Romania operate in an economy considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

The exchange rates at the end of and for the periods indicated are shown in the table below.
	Balance Sheet		Income Statement
	At June 30,	At December 31,

				Weighted average for the six months ending June 30,
	2002	2001	% change	2002	2001	% change
Czech koruna equivalent of $1.00	29.35	36.27	(19.1)	34.67	38.45	(9.8)
Romanian lei equivalent of $1.00	33,499	31,597	6.0	32,804	27,582	18.9
Slovak koruna equivalent of $1.00	44.95	48.47	(7.3)	47.26	48.73	(3.0)
Slovenian tolar equivalent of $1.00	226.88	250.95	(9.6)	248.15	243.06	2.1
Ukrainian hryvna equivalent of $1.00	5.33	5.30	0.6	5.33	5.40	(1.3)
European Euro equivalent of $1.00	1.01	1.12	(9.8)	1.11	1.09	1.8

The Company's results of operations and financial position during the six months ended June 30, 2002 were impacted by changes in foreign currency exchange rates since December 31, 2001.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

The Company's consolidated net revenues increased by $6,493,000 or 32%, to $27,096,000 for the second quarter of 2002 from $20,603,000 for the second quarter of 2001. This increase was primarily attributable to the increases in net revenues at the Ukrainian and Slovenian operations, partially offset by decreases in the Romanian operations.

The net consolidated revenues of the Company's Ukrainian operations increased by $4,642,000 or 222% to $6,737,000 for the second quarter of 2002 from $2,095,000 for the second quarter of 2001 as result of the continued growth in the Ukraine advertising market, and increased sales from a subsidiary to an associate.

The net revenues of the Company's Slovenian operations increased by $2,451,000, or 27%, to

$11,615,000 for the second quarter of 2002 compared to $9,164,000 for the second quarter of 2001. This increase is primarily attributable to spot sales and sponsorship revenue generated by the FIFA World Cup.

The net revenues of the Company's Romanian operations decreased by $213,000 or 2%, to $8,607,000 for the second quarter of 2002 compared to $8,820,000 for the second quarter of 2001, primarily due to sale of the Company's interest in Video Vision in November 2001.

The Czech Republic operation are no longer in business due to the ongoing dispute between the Company's subsidiary in the Czech Republic, CNTS, and CET 21 in connection with Nova TV. (For a further discussion see Part II, Item 1, "Legal Proceedings".)

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $2,262,000 or 14%, to $18,058,000 for the second quarter of 2002 from $15,796,000 for the second quarter of 2001. The increase in total station operating costs and expenses was primarily attributable to increases at the Company's Slovenian operations. The station operating costs and expenses of the Slovenian operations increased by $1,674,000 due to increased production costs associated with the FIFA World Cup. The amortization charges have decreased by $280,000 from the second quarter of 2001, as the goodwill arising on the acquisition of Kanal A was written down in 2001. Due to the introduction of SFAS No.142 "Goodwill and Other Intangible Assets" adopted January 1, 2002 no goodwill has been amortized in 2002. Management believe that there has been no impairment of the unamortized goodwill.

The Company's Romanian operations recorded an increase of $374,000, in station operating costs and expenses for the second quarter of 2002 compared to the second quarter of 2001. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs in line with the declining revenues. The Company also sold its interest in Video Vision in November 2001.

The Company's Ukrainian operations recorded an increase of $801,000 in station operating costs and expenses for the second quarter of 2002 compared to the second quarter of 2001 primarily as a result of the increase in acquired programming costs. The Company has significantly increased its investment in programming for 2002 as a response to the competitive environment and on the basis of expected and budgeted revenue growth.

Station selling, general and administrative expenses decreased by $548,000 or 16%, to $2,944,000 for the second quarter of 2002 from $3,492,000 for the second quarter of 2001. The decrease in total station selling, general, and administrative expenses was primarily attributable to reductions at the Company's Romanian operations.

The Company's Romanian operations decreased station selling, general and administrative expenses by $887,000 for the second quarter of 2002 compared to the second quarter of 2001 primarily as a result of the Company taking a lower bad debt charge in the second quarter of 2002 compared with the second quarter of 2001, restructuring of its operations in line with the declining revenues, and the sale of its interest in Video Vision in November 2001.

Corporate operating costs and development expenses for the second quarter of 2002 and 2001 were $5,557,000 and $3,549,000 respectively, an increase of $2,008,000. This increase is primarily due to $1,400,000 of payments for legal costs in the second quarter of 2002 relating to the dispute between CNTS and CET. (For a further discussion, see Part II, Item 1, "Legal Proceedings".)

The stock based compensation credit for the second quarter of 2002 was $159,000. (For further discussion, see Note 7 to the Consolidated Financial Statements above, "Stock Based Compensation".)

 As a result of the above factors, the Company generated an operating profit of $696,000 for the second quarter of 2002 compared to an operating loss of $2,588,000 for the second quarter of 2001.

Equity in income of unconsolidated affiliates was $938,000 for the second quarter of 2002 compared to an equity in income of $3,737,000 for the second quarter of 2001. The overall reduction in equity in income of unconsolidated affiliates was a result of the Company's share of the net income of $1,850,000 from its Slovak operations for the second quarter of 2002, compared to the Company's share of the net income of $1,678,000 for the second quarter of 2001, and the Company's share of the net loss of $912,000 from its Ukrainian operations that are not consolidated for the second quarter of 2002 compared to the Company's share of net income of $2,059,000 for the second quarter of 2001. Included within the equity in income of unconsolidated affiliates is $443,000 for the second quarter of 2002 and $188,000 for the second quarter of 2001 being income to the Company in respect of services provided to affiliates.

Net interest and other expenses increased by $3,924,000 to $7,704,000 for the second quarter of 2002 from $3,780,000 for the second quarter of 2001, primarily as a result of the Company increasing its provision for interest and penalty charges relating to Romanian tax obligations in the three months ended June 30, 2002

The Company entered into a "swaption" agreement with the Royal Bank of Scotland in the third quarter of 2001 which was cancelled in the second quarter of 2002. (See "Liquidity and Capital Resources" for a further discussion). The change in fair value of Derivative of $1,414,000 is the net result of the cancellation in the second quarter of 2002.

A net foreign currency exchange loss of $5,380,000 for the second quarter of 2002 compares to a net foreign currency exchange gain of $1,993,000 for the second quarter of 2001. The increase in the foreign currency exchange loss is primarily a result of restating the German Mark denominated Senior Notes as Euro and then converting Euro to US Dollars in the second quarter of 2002, compared with converting German Mark to US Dollars in the second quarter of 2001.

Provision for income taxes increased by $3,456,000 to $3,611,000 for the second quarter of 2002 from a provision of $155,000 for the second quarter of 2001. This was a result of a provision being made in respect of Dutch tax. The Company has agreed with the Dutch tax authorities this assessment of $3,000,000 to cover all years up to and including 2000. This to be paid out of receipts arising from the forthcoming arbitration hearing involving the Company and the Czech Republic. The Company and the Dutch tax authorities have jointly requested that the question of taxability of the proceeds from the forthcoming arbitration hearing involving the Company and the Czech Republic be addressed through the Dutch judicial process.

Minority interest in loss of consolidated subsidiaries was $1,331,000 for the second quarter of 2002 compared to $8,000 for the second quarter of 2001. Under US GAAP, the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the subsidiary's losses. A cash contribution of $1,330,000 by the minority shareholders of MPI has allowed the Company to recoup a like amount of previously recognised losses. Other small movements reflect changes in the minority interest in other group companies.

As a result of these factors, the net loss of the Company was $12,316,000 for the second quarter of 2002 compared to a net loss of $785,000 for the second quarter of 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

The Company's net revenues increased by $7,749,000, or 21%, to $44,357,000 for the first six months of 2002 from $36,608,000 for the first six months of 2001. The increase was primarily attributable to an increase in net revenues at the consolidated entities of the Company's Ukrainian and Slovenian operations which were partially offset by a decrease in the Company's Romanian operations.

The net revenues of the Company's Slovenian operations increased by $2,633,000, or 17% to $17,682,000, for the first six months of 2002 compared to the first six months of 2001. This increase is primarily attributable to spot sales and sponsorship revenue generated by the FIFA World Cup. In local currency terms, the net revenues of the Company's Slovenian operations increased by approximately SIT865,487,000, or 24%, for the first six months of 2002 compared to the first six months of 2001.

The Company's Romanian operations' net revenues decreased by $381,000 or 2%, for the first six months of 2002 compared to the first six months of 2001. This decrease is as a result of the sale of the Company's interest in Video Vision in November 2001.

The net revenues of the consolidated entities of the Company's Ukrainian operations increased by $6,392,000, or 133%, for the first six months of 2002 compared to the first six months of 2001, primarily a result of the continuing recovery of the Ukrainian television advertising market, and increased sales from a subsidiary to an associate.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $1,177,000 or 4%, to $31,324,000 for the first six months of 2002 from $32,501,000 for the first six months of 2001. The decrease in total station operating costs and expenses was primarily attributable to reductions at the Company's Romanian operations partially offset by an increase at the Company's Slovenian operations and Ukrainian operations.

The station operating costs and expenses of the Company's Slovenian operations increased by $508,000 primarily as a result of the FIFA World Cup and the appreciation of the Slovenian Tolar against the US Dollars, offset by savings on the amortization charges from the second quarter 2001, as the goodwill arising on the acquisition of Kanal A was written down in 2001. Due to introduction of SFAS NO.142 "Goodwill and Other Intangible Assets" adopted January 1, 2002 no goodwill has been amortized in 2002. Management believe that there has been no impairment of the unamortized goodwill.

The Czech Republic operations are no longer in business due to the ongoing dispute between the Company's subsidiary in the Czech Republic CNTS and CET in connection with Nova TV. (For a further discussion see Part II, Item 1, "Legal Proceedings".)

The Company's Romanian operations recorded a decrease of $1,989,000 in station operating costs and expenses for the first six months of 2002 compared to the first six months of 2001 primarily as a result of the Company taking restructuring of its operations in line with the declining revenues, and the sale of its interest in Video Vision in November 2001.

The Company's Ukrainian operations recorded a increase of $1,327,000 in station operating costs and expenses for the first six months of 2002 compared to the first six months of 2001 primarily as a result of the increase in acquired programming costs. The Company has significantly increased its investment in programming for 2002 as a response to the competitive environment and on the basis of expected and budgeted revenue growth.

Station selling, general and administrative expenses decreased by $2,267,000, or 28%, to $5,797,000 for the first six months of 2002 from $8,064,000 for the first six months of 2001. The decrease in station selling, general and administrative expenses was primarily attributable to decreases at the Romanian operations.

The Company's Romanian operations decreased station selling, general and administrative expenses by $2,234,000 primarily as a result of a decrease in all expense categories.

Corporate operating costs and development expenses for the first six months of 2002 and 2001 were $11,007,000 and $5,830,000, respectively, an increase of $5,177,000, or 89%. This increase is primarily due to increased legal costs relating to the dispute between CNTS and CET see Part II, Item 1, "Legal Proceedings".

The stock based compensation charge for the first six months of 2002 was $417,000. (For further discussion, see Note 7 to the Consolidated Financial Statements above, "Stock Based Compensation".)

Amortization of goodwill and allowance for development costs for the first six months of 2002 was $nil compared to $707,000 for first six months of 2001. This decrease was a result of the Company adopting FAS 142 "Goodwill and Intangible Assets". The Company has reviewed its intangible assets and believes that they are not impaired.

As a result of the above factors, the Company generated an operating loss of $4,188,000 for the first six months of 2002 compared to an operating loss of $10,494,000 for the first six months of 2001.

The loss on the write down of investment for the first six months of  2002 was $2,685,000 compared to $nil in the first six months of 2001. This increase is due to the 12.5% write down of the Company's investment in STS due a change in the Company's ownership. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion see the Company's 10K filing of March 27, 2002 Part 1, Item 1 "Business")

Equity in income of unconsolidated affiliates was $1,346,000 for the first six months of 2002 compared to an equity in income of unconsolidated affiliates of $4,066,000 for the first six months of 2001. This change of $2,720,000 is as a result of the Company's share of the net income of $1,917,000 from its Slovakian operations for the first six months of 2002 compared to the Company's share of the net income of $1,157,000 for the first six months of 2001 and the Company's share of the net loss of $571,000 from its Ukrainian operations that are not consolidated for the first six months of 2002 compared to a profit of $2,909,000 for the first six months of 2001.

Net interest and other expense increased by $2,722,000 to $11,837,000 for the first six months of 2002 from $9,115,000 for the first six months of 2001 as a result of the Company increasing its provision for interest charges relating to Romanian tax obligations in the six months ended June 30, 2002.

The Company entered into a "swaption" agreement with the Royal Bank of Scotland in the third quarter of 2001 which was cancelled in the second quarter 2002. (See 'Liquidity and Capital Resources' for a further discussion). The net change in fair value of Derivative of $1,108,000 is the net result of the cancellation in the second quarter of 2002

A net foreign currency exchange loss of $5,522,000 for the first six months of 2002 compares to a net foreign currency exchange gain of $3,808,000 for the first six months of 2001. This foreign currency exchange loss is a result of a stronger Euro on the Euro denominated portion of CME's Senior Notes obligations and the effect of a stronger Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS.

Provision for income taxes increased by $3,469,000 to $3,780,000 for the first six months of 2002 compared to $311,000 for the first six months of 2001. This was a result of a provision being made in respect of Dutch Tax.

Minority interest in loss of consolidated subsidiaries was $1,339,000 for the first six months of 2002 compared to $71,000 for the first six months of 2001.

As a result of these factors, the net loss of the Company was $24,219,000 for the first six months of 2002 compared to a net loss of $4,071,000 for the first six months of 2001.

Liquidity and Capital Resources

Net cash used in operating activities was $8,252,000 for the six months ended June 30, 2002 compared to $5,715,000 for the six months ended June 30, 2001. The increase of $2,537,000 was primarily the result of a higher consolidated net loss recorded for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 and the Czech tax authorities returning Kc281,790,000 ($7,256,000) in cash to the Company in February 2001.

Net cash provided by investing activities was $1,488,000 for the six months ended June 30, 2002 compared to $2,622,000 for the six months ended June 30, 2001. The decrease of $1,134,000 was primarily attributable to a decrease in amounts received from affiliates. Net cash used in financing activities was $1,439,000 for the six months ended June 30, 2002 compared to $440,000 for the six months ended June 30, 2001. The change of $999,000 was primarily attributable to a decrease in credit facilities as a result of repayments.

The Company had cash and cash equivalents of $14,639,000 at June 30, 2002 compared to $22,053,000 at December 31, 2001.

On the Company's Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities:
	As at June 30, 2002	As at December 31, 2001
Current tax liabilities	$15,112,000	$9,421,000
Estimated interest and penalties on overdue tax liabilities	$15,784,000	$11,706,000

In current tax liabilities, the significant movement is a result of the Company making a provision for $3 million related to its settlement with the Dutch Tax authorities. The remaining movement in these balances represents the Company's increase in provision to ensure that it remains adequately provided for tax liabilities in Romania. As disclosed in the Company's 10K filing of March 27, 2002, a significant portion of these balances relates to the outstanding tax liability at the Company's Romanian subsidiaries. The Romanian subsidiaries have applied to the tax authorities for rescheduling of their outstanding tax liability and the associated penalties and interest. In respect of this application, MPI made on July 2, 2002 a $1.5 million payment to the Romanian Tax authorities. Media Vision has received approval for restructuring of its tax liability and the MPI and PRO TV s.r.l applications are still being considered by the Romanian tax authorities. Should such re-scheduling fail to be granted and the Romanian tax authorities demand full payment of all potential tax liabilities, the Romanian operation would experience difficulties in continuing to operate.

At June 30, 2002, the Company had three main tranches of debt. (1) Senior Notes which are denominated in United States dollars, in part, and in euros in part. The principal amount of the Senior Notes $170,541,000 is repayable on their maturity date, August 15, 2004. (2) A loan agreement with Ceska Sporitelna which had an outstanding principal balance at December 31, 2001 of Kc 249,764,513 ($8,445,000), maturing November 2005, the payment of which is secured by an assignment of a dividend receivable by the Company from CNTS and a first mortgage on the Company's owned building in the Czech Republic. This agreement provides for the Company to pay approximately $150,000 in interest payments each quarter with a balloon payment on the outstanding principal in November 2005. (3) Pro TV's borrowing facility with Tiriac Bank in Romania, includes a loan for $4,000,000 maturing in December 2002 and an overdraft facility for $3,000,000 maturing in October 2002. At June 30, 2002, $457,000 was borrowed under the loan facility and a further $242,000 was drawn under the overdraft facility.

The United States dollar tranche of the Senior Notes totals $100,000,000 in principal amount and bears interest at a rate of 9⅜% per annum. The German Mark tranche of the Senior Note totals DM 140,000,000 and is now stated as Euro 71,581,961 ($70,588,000) in principal amount and bears interest at a rate of 8⅛% per annum.

On January 1, 2002 the Euro was introduced and replaced a number of European currencies, including the German Mark. Accordingly, the Senior Notes originally denominated in German Mark have been restated as a Euro denominated note. At the time of changeover, the Euro was fixed against the German Mark at a rate of 1.9558, and this is the rate that has been applied in the restatement of the principal amount repayable to the note holders.

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of the inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 ($2,806,807). Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings. (For further discussion see Republic of Slovenia Tax Audit below.)

In February 2002, Pro Plus's transaction account was blocked by a court decision for an amount of $1.5 million. This resulted from a ruling made by the Regional Court in Ljubljana in relation to a lawsuit initiated by the Slovene Author's Organization for the payment of $2 million. The $1.5 million has been included in the Company's Consolidated Balance Sheet as restricted cash. No provision has been made in respect of this amount as Management believe that the likelihood of an unfavourable outcome is remote.

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9⅜% $100 million fixed rate debt for floating rate debt. (For further discussion see the Company's 10K filing of March 27, 2002, Part II Item 7, "Management Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.) In May 2002, the Company chose to unwind the transaction by paying RBS $659,000.

Cash (including CNTS dividends, inter-company charges, repayment of related party personal loans and net advances) received from the Company's subsidiaries and partners for first six months of 2002 was $10,918,000 compared to $8,489,000 for the first six months of 2001.

The Company's cash flow relies on cash generated by its subsidiary operations. Cash is mainly repatriated to the Company by the operations making payments on their intercompany payables, loans and accrued interest. As at June 30, 2002 the operations had the following unsecured balances owing to the Company:

Country	Total Outstanding
Ukraine	$ 18,615,000
Romania	44,658,000
Slovenia (1)	3,169,000
Slovakia	2,124,000
Czech Republic	68,000
Total	$ 68,634,000

  In 1998 the Company converted intercompany debt to equity in the Slovenian operations in exchange for a $17.6 million preferential dividend distribution. The Company shall receive 92.5% of any dividend declared until the Company has received $17.6 million, after which it will receive its previous 85% of dividends paid. No dividends have been received by the Company to date.

The audit opinion for the year ended December 31, 2001, for the Company was modified. (See the Company's 10K filing of March 27, 2002, page 44 "Report of the Independent Public Accountants"). As identified in the 10K and 10Q the Company has been actively seeking additional sources of finance. The Company received $8.7million from CET21 (see Part II, Item 1, "Legal Proceedings") on July 25, 2002.

In August 2002, the Company secured additional financing of $30 million from affiliates of GoldenTree Asset Management. On August 5, 2002 the Company drew down the first $15 million of the facility and has also drawn $2.2 million of additional financing in Slovakia. Corporate cash at August 5, 2002 amounted to $35 million. The Company's future cash needs, over and above working capital requirements, will depend on the Company's overall financial performance and its future acquisition and development decisions. The Company believes that, taken together, its current cash balances, agreed financing, internally generated cash flow and local financing of broadcast operations should result in the Company having adequate cash resources to meet its debt service and other financial obligations for the next 12 months.

The Company has received cash payments of $7,968,000 from its operations in the first six months of 2002 compared with $7,062,000 in the first six months of 2001

The Senior Notes mature in August 2004. The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part II, Item 1, "Legal Proceedings"), renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations.

Selected Combined and Attributable Financial Information - Non US GAAP

The following tables are neither required by US GAAP nor intended to replace the Consolidated Financial Statements prepared in accordance with US GAAP. The tables set forth certain combined and attributable financial information for the three and six months ended June 30, 2002 and 2001 for the Company's operating entities. This financial information departs materially from US GAAP. The tables are presented solely for additional analysis and not as a presentation of results of operations of each component. Inter-company transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

In the table "Selected Combined Financial Information", revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 Group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's US GAAP Consolidated Financial Statements as of June 30, 2002.

	SELECTED COMBINED FINANCIAL INFORMATION - NON US GAAP(1)
	Three months ended June 30,
	(US $000s - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	$ 8,607	$ 8,820	$ 869	$ 983	$ 639	$ 1,106
Slovak Republic (Markiza TV)........	11,199	9,710	3,123	3,061	3,821	2,632
Slovenia (POP TV and Kanal A)	11,615	9,164	4,331	3,877	4,104	3,791
Ukraine (Studio 1+1 Group).........	7,574	5,701	2,221	1,545	1,504	1,535
Total Stations...........................	$38,995	$ 33,395	$ 10,544	$ 9,466	$ 10,068	$ 9,064

	SELECTED COMBINED FINANCIAL INFORMATION - NON US GAAP(1)
	Six months ended June 30,
	(US $000s - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	$ 15,289	$ 15,670	$ 1,585	$ (1,397)	$ 890	$ (381)
Slovak Republic (Markiza TV)........	18,484	16,554	3,482	3,096	3,994	3,510
Slovenia (POP TV and Kanal A)	17,682	15,049	6,013	4,547	6,312	4,856
Ukraine (Studio 1+1 Group).........	14,354	10,543	3,930	2,428	2,658	2,196
Total Stations...........................	$65,809	$ 57,816	$ 15,010	$ 8,674	$ 13,854	$ 10,181

	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION NON US GAAP (1)
	Three months ended June 30,
	(US $000s - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	66%	$ 5,681	$ 5,821	$ 574	$ 649	$ 422	$ 730
Slovak Republic (Markiza TV).........	70% (2)	7,839	7,768	2,186	2,449	2,675	2,106
Slovenia (POP TV and Kanal A)	(3)	9,931	7,845	3,690	3,314	3,505	3,230
Ukraine (Studio 1+1 Group)......	60%	4,544	3,421	1,333	927	902	921
Total Stations.............................		$ 27,995	$ 24,855	$ 7,783	$ 7,339	$ 7,504	$ 6,987
	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION NON US GAAP (1)
	Six months ended June 30,
	(US $000s - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	66%	$ 10,091	$ 10,342	$1,046	$ (922)	$ 587	$ (251)
Slovak Republic (Markiza TV).........	70% (2)	12,939	13,243	2,437	2,477	2,796	2,808
Slovenia (POP TV and Kanal A)	(3)	15,118	12,885	5,116	3,877	5,387	4,136
Ukraine (Studio 1+1 Group)......	60%	8,612	6,326	2,358	1,457	1,595	1,318
Total Stations.............................		$ 46,760	$ 42,796	$ 10,957	$ 6,889	$ 10,365	$ 8,011

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

EBITDA of Combined Operations for the three months to June 30, 2002 - NON US GAAP

The total combined EBITDA for the Company's stations improved by $1,078,000 from $9,466,000 for the second quarter of 2001 to $10,544,000 for the second quarter of 2002. This improvement was a result of EBITDA increases at the Company's Ukrainian, Slovenian, Slovakian and Romanian operations.

The Company's Ukrainian operations' EBITDA improved by $676,000 to $2,221,000 for the second quarter of 2002 from $1,545,000 for the second quarter of 2001. This improvement was achieved as a result of an increase of $1,873,000 in Studio 1+1's net revenues for the second quarter of 2002 compared to the second quarter of 2001, partially offset by an increase of $1,197,000 in operating costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian advertising market. The increase in operating expenses is a result of the Company significantly increasing its investment in programming for 2002 in response to the competitive environment and on the basis of expected and budgeted revenue growth.

The Company's Slovenian operations' EBITDA improved by $454,000 to $4,331,000 for the second quarter of 2002 compared to $3,877,000 for the second quarter of 2001. The improvement was primarily a result of additional revenues of $2,451,000 partially offset by an increase in operating costs of $1,997,000. The increases in operating costs are primarily a result of the FIFA World Cup in June 2002.

The Company's Slovak operations' EBITDA improved by $62,000 to $3,123,000 for the second quarter of 2002 compared to $3,061,000 for the second quarter of 2001. This improvement was as a result of an increase in net revenues of $1,489,000, partially offset by an increase in operating costs of $1,427,000 for the second quarter of 2002 compared to the second quarter of 2001. The increase in operating costs is primarily attributable to an increased investment in local production and increased transmission charges.

The Company's Romanian operations' EBITDA reduced by $114,000 to $869,000 for the second quarter of 2002 compared to $983,000 for the second quarter of 2001. This was a result of a decrease in net revenue of $213,000. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs in line with the declining revenues. The Company also sold its interest in Video Vision in November 2001.

For the reasons described above total combined EBITDA improved by $1,078,000 from $9,466,000 for the second quarter of 2001 to $10,544,000 for the second quarter of 2002.

EBITDA of Combined Operations for the six months to June 30, 2002 - NON US GAAP

The total combined EBITDA for the Company's stations improved by $6,336,000 from $8,674,000 for the first six months of 2001 to $15,010,000 for the first six months of 2002. This improvement was a result of EBITDA increases at the Company's Ukrainian, Slovenian, Slovakian and Romanian operations

The Company's Ukrainian operations' EBITDA improved by $1,502,000 to $3,930,000 for the first six months of 2002 from $2,428,000 for the first six months of 2001. This improvement was achieved as a result of an increase of $3,811,000 in Studio 1+1's net revenues for the six months of 2002 compared to the six months of 2001, partially offset by an increase of $2,309,000 in operating costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian advertising market. The increase in operating expenses is a result of the Company significantly increasing its investment in programming for 2002 in response to the competitive environment and on the basis of expected and budgeted revenue growth.

The Company's Slovenian operations' EBITDA improved by $1,466,000 to $6,013,000 for the first six months of 2002 compared to $4,547,000 for the six months of 2001. The improvement was primarily a result of additional revenues of $2,633,000 offset by an increase in operating costs of $1,167,000. The increases in operating costs are primarily a result of the FIFA World Cup in June 2002.

The Company's Slovak operations' EBITDA improved by $386,000 to $3,482,000 for the first six months of 2002 compared to $3,096,000 for the first six months of 2001. This improvement a result of an increase in net revenues of $1,930,000, partially offset by an increase in operating costs of $1,544,000 for the first six months of 2002 compared to the first six months of 2001. The increase in operating costs is primarily attributable to an increased investment in local production.

The Company's Romanian operations' EBITDA increased by $2,982,000 to $1,585,000 for the first six months of 2002 compared to a loss of $1,397,000 for the first six months of 2001. This increase was a result of a decrease of $3,363,000 in operating costs partially offset by a net revenue decrease of $381,000. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs in line with the declining revenues. The Company also sold its interest in Video Vision in November 2001.

For the reasons described above total combined EBITDA improved by $6,336,000 from $8,674,000 for the first six months of 2001 to $15,010,000 for the first six months of 2002.

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Both SFAS 142 was fully adopted with effect from January 1, 2002. The Company has performed the required impairment tests of goodwill as of January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 was effective for financial statements of fiscal years beginning after December 15, 2001. The Company has adopted this statement as of January 1, 2002, and no impairment charges were taken.

Republic of Slovenia Tax Audit

The Company's subsidiary in Slovenia, Produkcija Plus d.o.o. (Pro Plus) has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 ($2,803,000). The Slovene authorities have asserted that loans made by CME in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the fixed assets imported as capital contributions would now be subject to customs duties which were not paid. Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings.

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

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain Subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At June 30, 2002 the Company held no foreign exchange contracts.

As at June 30, 2002, the Company held Euro 4,000,000 with Royal Bank of Scotland on dual currency deposit. This form of deposit is designed to enhance the yield on a given deposit. The Company contracts to a strike rate in an alternative currency at the time of maturity of the deposit. On the day of maturity, if the spot rate is less favorable than the contracted strike rate, the Company will receive its money in the alternative currency. Consequently, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, the Company would not be in a position to take advantage of this. The Company uses this form of deposit to enhance the interest rate on its deposits, and because it makes payments in US Dollars, Euros and British Pounds the Company is relatively indifferent if the deposit is returned in an alternative currency.

Interest Rate Risk Management

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9⅜% $100 million fixed rate debt for floating rate debt. (For further discussion see the Company's 10K filing of March 27, 2002, Part II Item 7a, "Quantitative and Qualitative Disclosure About Market Risk" ). In May 2002, the Company chose to unwind the transaction by paying RBS $659,000.

Approximately 95% of the Company's debt was maintained with a fixed interest rate as at June 30, 2002 compared to 97% as at June 30, 2001. The Company has two tranches of debt that provide for interest at a spread above a basis rate (such as LIBOR). A significant rise in these base rates would have a material adverse effect on the Company's business, financial condition or results of operations.

Interest Rate Table as at June 30, 2002

Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate	$ 457	-	$ 170,541	-	-
Average Interest Rate	9.1%	-	8.8%	-	-

Variable Rate	242	-	-	8,445	-
Average Interest Rate	5.3%	-	-	7.6%	-

Interest Rate Table as at June 30, 2001
Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate	$ 6,229	$ 3,523	$ 160,396
Average Interest Rate	12.3%	12.4%	8.6%

Variable Rate	$ 3,745	$ 752	$ 752	$ 752	-
Average Interest Rate	7.5%	7.4%	7.4%	7.4%	-

Variable Interest Rate Sensitivity as at June 30, 2002
Value of debt as at	Present	Yearly interest	Yearly interest charge if interest rates increase by : ($000s)
06/30/02 ($000's)	Interest Rate	Charge ($000s)	1%	2%	3%	4%	5%

8,445	7.55%	638	722	806	891	975	1,060
242	5.34%	13	15	18	20	23	25
		651	737	824	911	998	1,085

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including statements regarding the potential damages to be awarded to the Company in connection with the arbitration tribunal's decision finding that the Czech Republic violated the Netherlands - Czech Republic Bilateral Investment Treaty, the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, the Company's anticipated 2002 results, the future interest rate, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results affecting the financial position, results of operations and cash flows of the Company could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the future interest rates, the regulatory environment and compliance, the relationship with our operating partners, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors and the ability to collect on the Czech Republic arbitration award.

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

On February 9, 2001, the ICC Arbitration Tribunal issued a final award in the arbitration claim filed on April 26, 1999. The ICC Arbitration Tribunal found that Dr. Zelezny had breached the share purchase agreement and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $8,803,904. There can be no assurance that the Company will be able to collect all or any significant part of the rest of the awarded amount.

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

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET 21's termination of the Service Agreement with CNTS is invalid and that CET 21 is obliged to co-operate in broadcasting TV NOVA exclusively with CNTS. The Service Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET 21 and CNTS in broadcasting TV NOVA. Based on that filing the High Court in Prague rejected those claims. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again. In that matter the first instance court scheduled first hearing for September 12, 2002. On July 4, 2002 the City Court of Prague refused CNTS's request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it. CNTS will appeal the decision in due course. The Court has also cancelled the September 12, 2002 oral hearing.

In December 1999, the Media Council approved CET's request for a share capital increase, which was subsequently approved by CET. As a result of the CET share capital increase, Dr. Zelezny's participation interest in CET was reduced from 60% to 11.8%. CME, CEDC and CNTS filed an action and an administration complaint with the Municipal Court in Prague requesting the Court to cancel the decision of the Media Council. Both actions were denied and CME, CEDC and CNTS filed an appeal and constitutional complaint. On June 6, 2002, the Registration Court of Prague had refused the registration of certain general meeting resolutions of CET 21 purported to increase the capital of CET 21. This resulted in the confirmation of Zelezny's interest at 60%. The decision became final and binding on July 4, 2002.

In May 2001, CME filed a contesting petition against CET 21, MEF Media a.s. and Edikon a.s, the entities that acquired the diluted share of Dr Zelezny in CET 21, by which CME requested a determination that the dilution of Dr Zelezny's share is invalid or at least ineffective as to CME. In that proceeding, CME has already been granted several preliminary injunctions prohibiting CET 21, MEF Media and Edikon from disposing of their shares and prohibiting further dilution or transfer of Dr Zelezny's shares. MEF Media a.s. and Dr. Zelezny have recently offered settlement terms that would allow for the lifting of the injunctions. In the opinion of management of the Company the offered terms were wholly inadequate.

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic.

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that the Company suffered as a result of its violations of the Treaty by payment of the fair market value of the Company's investment as it was before consummation of the Czech Republic's breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay $1,008,000 to the Company as a refund to the Company of its legal costs and expenditures and of its payments of the Tribunal's fees and disbursements. The Czech Republic has filed a collateral challenge of the final partial award in the Swedish courts. The Company filed its response to the collateral challenge on April 8, 2002 and anticipates that this matter will be heard in the fourth quarter of 2002.

The hearings to quantify CME's damages will take place from September 2 to September 13, 2002, and it is expected that a final award will be issued by the Tribunal later in 2002. The Czech Republic's response to the Company's $526.9 million dollar claim was filed on July 1. The Company submitted its reply on July 29, 2002.

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

Subsequent to that, AITI commenced another action, this time in the Arbitration Court in the City of Kiev, a lower court to the Ukraine Supreme Arbitration Court, making almost identical allegations. These were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 24 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Arbitration Court of the City of Kiev ruled in AITI's favor. The Ukraine TV Council, Studio 1+1, and the Public Prosecutor's Office of Kiev, the latter two acting as interested third parties, appealed the Arbitration Court's decision to the Court of Appeal.

The judgement of the Court of Appeal was consequently handed down on July 16, 2002. The Court of Appeal upheld the Arbitration Court of Kiev's decision of February 1, 2002. This decision of the Court of Appeal is ultimately subject to an appeal to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001. Studio 1+1 has lodged an appeal the date for which has been set on September 4, 2002

In addition on July 18, 2002 the Court of Cassation in Ukraine ruled to suspend the execution of the judgment of the Kiev (Economic) Court of Appeal until the completion of the appeal to the Court of Cassation to commence on September 4, 2002.

The Company believes that the decision of the Court of Appeal is wrong on both its facts and its determination of law and wholly inconsistent with the previous decision of the Ukraine Supreme Arbitration Court (now called the Court of Cassation) and will pursue the appeal vigorously

The Company is involved in ongoing disputes with a minority shareholder in MPI, including disputes relating to administration, operational and share ownership issues and related party transactions. As part of this dispute, through Rootland Trading Limited ("Rootland"), Mr Tiriac had commenced three court actions against MPI, one of which has been withdrawn. A second action relating to the appointment of independent accounting experts investigating MPI's activities continues, but it is not believed by the Company to have any merit. This dispute was transferred to the Constitutional Court and the Company is awaiting a hearing date to be set by the Constitutional Court to consider this matter.

The third action was brought on December 20, 2001, by Rootland the vehicle through which Mr. Tiriac holds his stake in MPI. It was brought in the Bucharest Commercial Court against MPI and its remaining shareholders, including the Company. The basis of the claim is that due to Rootland contributing to a share capital increase in advance of the remaining MPI shareholders, it has been uniquely allotted additional shares in MPI, thereby increasing its stake from 19% to a controlling 64.9%. The litigation has resulted in several hearings, the next of which is on September 12, 2002. Until now there has been no discussion on the core issues relating to the subject matter of the litigation. The Company believes that this claim was initiated as part of a partnership dispute involving Mr. Tiriac and Mr Sarbu. The Company believes that Rootland's claim is without merit and will defend the claim vigorously.

In February 2002, Pro Plus's transaction account was blocked by a court decision for an amount of $1.5 million with respect to a ruling made by the Regional Court in Ljubljana in relation to the lawsuit initiated by the Slovene Author's Organization for the payment of $2 million. The $1.5 million has been included in the Company's Consolidated Balance Sheet as restricted cash. No provision has been made in respect to this amount as Management believe that the outcome of the lawsuit will be favorable.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. Other than those claims discussed above, the Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 2. Changes in Securities and Use of Proceeds

On July 31, 2002, CME, together with certain of its subsidiaries, entered into a credit facility with affiliates of GoldenTree Asset Management pursuant to which these affiliates of GoldenTree Asset Management agreed to provide up to $30 million in debt financing to the CME Group. As partial payment for the fees to be paid to the affiliates of GoldenTree Asset Management in connection with the credit facility, CME agreed to issue Warrants to these affiliates of GoldenTree Asset Management exercisable for at a minimum 174,000 shares of CME's Class A common stock, par value $.08 per share, and for at a maximum 348,000 shares of the Class A common stock, if the entire $30 million credit facility is drawn down. The exercise price for all the Warrants is equal to $20.03 per share. The Warrants are exercisable at the option of GoldenTree Asset Management until June 15, 2004. CME is issuing the Warrants to the affiliates of GoldenTree Asset Management in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. CME also has agreed in a Registration Rights Agreement to register for resale the shares of Class A common stock into which the Warrants are exercisable.

Item 4. Submission of Matters to a Vote of Security Holders

The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on May 15, 2002.

a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of CME until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified. The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:
	For	Withheld
Ronald S. Lauder	2,153,060	1,736
Frederic T. Klinkhammer	2,153,060	1,736
Jacob Z. Schuster	2,153,060	1,736
Marie-Monique Steckel	2,153,060	1,736
Alfred W. Langer	2,153,060	1,736
Charles R. Frank, Jr	2,153,060	1,736
Herbert A. Granath	2,153,060	1,736

b.The proposal deleting Bye-laws 146 and 148 in their entirety and replacing Bye-law 148 with the text as set out in the Proxy Statement, was approved, with 2,154,104 cast for approval, 411 votes cast against approval and 281 votes abstaining.c. The proposal deleting Bye-law 157 in its entirety and replacing it with the text as set out in the Proxy Statement, was approved, with 1,919,871 votes cast for approval, 234,270 votes cast against approval and 655 votes abstaining.

d. The proposal deleting Bye-law 166 in its entirety and replacing it with the text as set out in the Proxy Statement, was approved, with 1,920,203 votes cast for approval, 234,276 votes cast against approval and 517 votes abstaining.

e. The financial statements of CME for the fiscal year ended December 31, 2001, together with the auditor's report thereon, were approved, with 2,153,654 votes cast for approval, 724 votes cast against approval and 418 votes abstaining

f. The proposal to appoint Arthur Andersen as auditors of CME and to authorize the directors to approve their fees was approved, with 1,929,840 votes cast for approval, 233,711 votes cast against approval and 1,245 abstaining.

Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.47 Senior Secured Credit Agreement between CME Media Enterprises B.V. and Imperial Asset Management LLC., dated July 31,2002

10.48 Common Stock Registration Rights Agreement, dated July 31, 2002

10.49 Common Stock Purchase Warrant Agreement, dated July 31, 2002

10.50 Loan arrangement between Vseobecna userova banka a.s and S.T.S. s.r.o,, dated July 24, 2002

99.01 Sarbanes-Oxley Certification - CEO, dated August 7, 2002

99.02 Sarbanes-Oxley Certification - CFO, dated August 7, 2002

b) Reports on Form 8-K

Six Months to June 30, 2002 - Form-8Ks were filed on February 6, 2002, February 13, 2002 and April 25, 2002.

Since June 30, 2002 - Form-8Ks were filed on July 16, 2002, July 19, 2002, July 31, 2002 and August 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2002	/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2002	/s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President - Finance (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number 10.47 10.48 10.49 10.50 99.01 99.02

Description

Senior Secured Credit Agreement between CME Media Enterprises B.V. and Imperial Asset Management LLC., dated July 31,2002

Common Stock Registration Rights Agreement, dated July 31, 2002

Common Stock Purchase Warrant Agreement, dated July 31, 2002

Loan arrangement between Vseobecna userova banka a.s and S.T.S. s.r.o,, dated July 24, 2002

Sarbanes-Oxley Certification - CEO, dated August 7, 2002

Sarbanes-Oxley Certification - CFO ,dated August 7, 2002