Form 10-Q
period 2002-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2002-11-06
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [x ] No [--]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of November 1, 2002
Class A Common Stock, par value $0.08	4,630,942
Class B Common Stock, par value $0.08	1,983,684

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2002

INDEX

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)
	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................................................	$ 51,624	$22,053
Restricted cash.........................................................................................................	1,673	3,562
Accounts receivable (net of allowances for bad debts of $8,312, $8,219).....	15,775	19,451
Program rights costs.........................................................................................	13,605	8,754
Advances to affiliates.........................................................................................	3,766	7,346
Assets held for sale....................................................................	5,371	8,679
Other short-term assets.................................................................................	2,542	5,308
Total current assets...........................................................................................	94,356	75,153
Investments in unconsolidated affiliates.........................................................	19,717	21,502
Loans to affiliates.............................................................................................	7,875	7,276
Property, plant and equipment (net of depreciation of $44,943, $41,225)	15,374	16,642
Program rights costs.........................................................................................	7,337	6,497
License costs and other intangibles (net of amortization of $9,755, $9,867)	2,196	2,119
Goodwill (net of amortization of $26,707, $26,590).....................................	17,580	16,811
Other assets......................................................................................................	3,636	5,265
Total assets......................................................................................................	$ 168,071	$151,265

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued)

(US$000s, except share and per share data)
	September 30, 2002 (Unaudited)	December 31, 2001
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Short term payables to bank ......................................................	$ -	$ 1,576
Accounts payable and accrued liabilities .................................................	37,686	46,436
Duties and other taxes payable ...................................................................	13,038	12,273
Income taxes payable.....................................................................................	5,780	602
Current portion of credit facilities and obligations under capital leases	8,398	10,785
Investments payable........................................................................................	1,256	1,256
Advances from affiliates..................................................................................	723	1,155
Total current liabilities....................................................................................	66,881	74,083
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities and obligations under capital leases	17,350	707
$100,000,000 9⅜% Senior Notes due 2004.................................................	99,958	99,942
Euro 71,581,961 8⅛% Senior Notes due 2004.............................................	69,739	63,621
Other liabilities.....................................................................................................	6,757	1,618
Total non-current liabilities...............................................................................	193,804	165,888
Minority interests in consolidated subsidiaries.............................................	1,501	90
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: Authorized: 100,000,000 shares at September 30, 2002 and December 31, 2001; issued and outstanding : 4,628,442 at September 30, 2002 and 2,314,221 at December 31, 2001.......................	370	185
Class B Common Stock, $0.08 par value: Authorized: 15,000,000 shares at September 30, 2002 and December 31, 2001; issued and outstanding : 1,983,684 at September 30, 2002 and 991,842 at December 31, 2001.............................	159	79
Additional paid-in capital..........................................................................	359,051	356,385
Accumulated deficit....................................................................................	(447,204)	(437,827)
Accumulated other comprehensive loss.................................................	(6,491)	(7,618)
Total shareholders' deficit........................................................................	(94,115)	(88,796)
Total liabilities and shareholders' deficit...............................................	$ 168,071	$151,265

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data) (Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Net revenues......................................................................	17,177	13,590	61,534	50,198
STATION EXPENSES:
Other operating costs and expenses.............................	6,432	7,404	25,667	25,769
Amortization of programming rights...............................	5,281	2,669	13,800	10,803
Depreciation of station fixed assets and other intangibles	1,423	2,765	4,993	8,767
Total station operating costs and expenses.............	13,136	12,838	44,460	45,339
Selling, general and administrative expenses..............	3,622	6,113	9,419	14,177
CORPORATE EXPENSES:
Corporate operating costs and development expenses	2,698	2,290	8,895	6,080
Net Arbitration Related (Proceeds)/Costs (Note 7)	(24,274)	561	(19,464)	2,601
Stock based compensation (Note 8).....................	1,467	-	1,884	-
Amortization of goodwill...............................................	-	353	-	1,060
Operating income/(loss)................................
	20,528	(8,565)	16,340	(19,059)
Loss on write down of investment...........................	-	-	(2,685)	-
Equity in income/(loss) of unconsolidated affiliates (Note 4)	(2,539)	(338)	(1,193)	3,728
Net interest and other expense.......................................	2,850	(2,450)	(8,987)	(11,565)
Change in fair value of Derivative (Note 9)............	-	-	1,108	-
Foreign currency exchange gain/(loss), net..................	59	(3,082)	(5,463)	726
Diminution in Value of Assets Held for Sale......	(3,742)	-	(3,742)	-
Gain on resolution of disputed investment payable (Note 6)	-	-	-	5,188
Income/(loss) before provision for income taxes, minority interest and discontinued operations..................	17,156	(14,435)	(4,622)	(20,982)
Provision for income taxes.........................................	(904)	(128)	(4,684)	(439)
Income/(loss) before minority interest and discontinued operations...................................................	16,252	(14,563)	(9,306)	(21,421)
Minority interest in (income)/loss of consolidated subsidiaries	(1,410)	(13)	(71)	58
Net income/(loss) from continuing operations .....................
	$ 14,842	$ (14,576)	$ (9,377)	$ (21,363)
Discontinued operations:
Gain on disposal of discontinued operations (Hungary)......	-	-	-	2,716
Net income/(loss)................................................	$ 14,842	$ (14,576)	$ (9,377)	(18,647)
PER SHARE DATA:
Net income/(loss) per share (Notes 5 and 12)
Continuing operations - Basic...........................	$ 2.24	$ (2.21)	$ (1.42)	$ (3.23)
Continuing operations - Diluted........................	(0.18)	-	-	-
Discontinued operations - Basic and diluted......	-	-	-	0.41
Total	$ 2.06	$ (2.21)	$ (1.42)	$ (2.82)
Weighted average common shares used in computing per share amounts:
Basic ('000s)................................................................	6,612	6,610	6,612	6,610
Diluted ('000s)..................................................................	7,186	6,610	6,612	6,610

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(US$000s)

(Unaudited)
	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Surplus/ (Deficit)
BALANCE, December 31, 2001		185	79	356,385	(437,827)	(7,618)	(88,796)
Stock Based Compensation				1,884			1,884
Stock Dividends		185	80	(265)			-
GoldenTree Equity Adjustment				1,048			1,048
Comprehensive income/(loss):
Net income/(loss)	(9,377)				(9,377)		(9,377)
Other comprehensive income/(loss):
Unrealized translation adjustments	1,126					1,126	1,126
Comprehensive income/(loss)	(8,251)
BALANCE, September 30, 2002		$ 370	$ 159	$ 359,052	$ (447,204)	$ (6,492)	$ (94,115)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s)

(Unaudited)

	For the nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss).............................................................................	$ (9,377)	$ (18,647)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in income/(loss) of unconsolidated affiliates...........	1,193	(3,728)
Depreciation and amortization.........................................	19,652	25,240
Loss on write down of investment............................	2,685	-
Loss on write down of assets held for resale..........	3,742	-
Gain on resolution of disputed investment payable......	-	(5,188)
Stock Based Compensation....................................	1,884	-
Minority interest in loss of consolidated subsidiaries......	1,411	(58)
Foreign currency exchange loss/(gain), net..........................	5,463	(726)
Net change in:
Accounts receivable...............................................................	3,676	(227)
Program rights costs.............................................................	(16,260)	(12,259)
Advances from affiliates.............................................	3,670	3,403
Other short-term assets........................................................	2,298	4,871
Accounts payable and accrued liabilities...........................	(12,905)	(7,651)
Short term payables to bank..................................	(1,576)	-
Income and other taxes payable..............................	8,143	1,367
Net cash provided by/(used in) operating activities..............	13,699	(13,603)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated affiliates............................	(270)	-
Restricted cash.........................................................................	1,889	1,348
Acquisition of fixed assets...........................................	(1,993)	(1,536)
Proceeds from disposal of fixed assets.....................	211	533
Loans and advances to affiliates............................................	-	2,796
License costs, other assets and intangibles...............	157	670
Net cash provided from/(used in) investing activities..............	(6)	3,811
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities and payments under capital leases	15,303	(2,822)
Other long-term liabilities..................................................	(5)	-
Net cash received from/(used in) financing activities...........	15,298	(2,822)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	580	(76)
Net increase/(decrease) in cash and cash equivalents...........	29,571	(12,690)
CASH EQUIVALENTS, beginning of period.............................	22,053	37,510
CASH EQUIVALENTS, end of period....................................	$ 51,624	$ 24,820

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest..........................................................	$ 16,304	$14,261
Cash paid for income taxes (net of refunds)......................	$ 63	$(7,185)
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Capital lease obligations incurred..................	$ -	$ 334

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

September 30, 2002

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

The interim statements for the nine months ended September 30, 2002 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's December 31, 2001 audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on March 27, 2002. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of the following entities (the "Consolidated Affiliates") as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable: Romania (PRO TV and Media Vision); Slovenia (POP TV and Kanal A), Ukraine (the Studio 1+1 Group), and the Czech Republic (CNTS). The results of operations in the Slovak Republic (Markiza TV), certain entities in Romania and certain entities in Ukraine (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method of accounting.

Laws, regulations and policies in some CME markets generally restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. As a result, in some countries broadcast licenses are held by companies that are majority owned by CME's local partners. The controlling interests in service companies which provide programming, advertising and other services to the license holding companies are generally owned by CME. References to PRO TV, POP TV, Kanal A, Markiza TV and the Studio 1+1 Group in this report may be to either the license company or the service companies or both, as the case may be.

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

The Company owns 49% of the equity of PRO TV s.r.l. which holds 19 licenses for the stations that comprise the PRO TV and ACASA networks. A further three active television licenses and the licenses for PRO FM and PRO AM radio networks are held by Media Pro s.r.l , a company 44% owed by the Company. All decisions require a super majority, therefore without the Company's affirmative vote no action can be taken.

The Company's local partners Mr. Tiriac and Mr. Sarbu have entered into an agreement by which Mr. Sarbu will purchase the 19% of the business currently owned by Mr. Tiriac. As part of this agreement Mr. Tiriac has suspended certain legal actions in which the Company and Mr. Sarbu were defendants. Upon Mr. Sarbu meeting certain purchase payment obligations these legal actions will be formally withdrawn. (For further discussion see Part II Item 1 "Legal Proceedings" below and the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Slovenia

The Company's interest in POP TV d.o.o. is governed by a Partnership Agreement between MMTV and Tele 59. The Company controls 51% of POP TV d.o.o which holds all the licenses for the Company's operations in Slovenia apart from those effectively held by Kanal A. The Company controls 90% of Kanal A, the second leading commercial broadcaster in Slovenia.

The Company has an 85.5% economic interest in Pro Plus which provides all programming to POP TV d.o.o. and Kanal A and sells all of its advertising. (For further discussion, see the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Slovak Republic

The Company has a 34% voting interest in Markiza-Slovakia s.r.o. ("Markiza") the licence holding company for the Markiza TV licence, and has a 49% voting interest and is entitled to 70% of the economic rights in Slovenska Televizna Spolocnost s.r.o. ("STS") the operating company for Markiza. (For further discussion, see the Company's 10K filing of March 27, 2002, Part 1, Item 1 "Business")

Following elections in the Slovak Republic on September 20, 2002, the ANO political party, founded by Mr. Pavol Rusko, a shareholder in Markiza, obtained a number of seats in the national parliament. On November 1, 2002, Mr. Rusko was appointed a deputy chairman of the parliament. In order to comply with Slovak conflict of interest rules, Mr. Rusko has resigned from his position as an executive of STS and of Markiza In addition, following receipt of approval from the Company, Mr. Rusko has transferred his indirect 17% ownership interest in Markiza to a third party. The Company does not believe that the resignation of Mr. Rusko will have a significant impact on its Slovak operations.

Ukraine

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in the operating companies servicing the license holding company, Studio 1+1. The Company has 18% indirect ownership in Studio 1+1 (For further discussion see the Company's 10K filing of March 27, 2002 Part 1, Item 1 "Business"). Studio 1+1 is involved in a lawsuit challenging certain aspects of the granting of its television broadcasting licence. (For further discussion see Part II, Item 1 "Legal Proceedings")

2. New Accounting Standards

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS 142 was fully adopted with effect from January 1, 2002. The Company has performed the required impairment tests of goodwill as of January 1, 2002. There was no impairment of goodwill upon adoption of SFAS 142.

Net income/(loss) and income/(loss) per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense (net of taxes) related to goodwill which are no longer amortized are as follows:
	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported net income/(loss) ..................	$ 14,842	$ (14,576)	$ (9,377)	$ (18,647)
Goodwill amortization.....................	-	681	-	2,043
Adjusted net income/(loss) ...............	14,842	(13,895)	(9,377)	(16,604)
Reported net income/(loss) per share
Continuing operations - basic.........	2.24	(2.21)	(1.42)	(3.23)
Continuing operations - diluted...............	(0.18)	-	-	-
Continuing operations - Total.....................	2.06	(2.21)	(1.42)	(3.23)
Goodwill amortization...........................	-	0.10	-	0.31
Adjusted net income/(loss) per share ......	2.06	(2.11)	(1.42)	(2.92)
Discontinued operations - basic and diluted	-	-	-	0.41
Goodwill amortization	-	-	-	-
Adjusted net income/(loss) per share......	-	-	-	0.41
Adjusted net income/(loss) per share for total operations...........................	2.06	(2.11)	(1.42)	(2.51)

Weighted average common shares used in computing per share amounts:
Basic 000's .................................	6,612	6,610	6,612	6,610
Diluted 000's .................................	7,186	6,610	6,612	6,610

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

The Company evaluates the performance of its segments based on segment EBITDA (earnings before interest, taxes, depreciation and amortization). Costs for programming amortization are included in segment EBITDA. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail on EBITDA. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided. The following table represents a reconciliation between the EBITDA basis upon which the Company evaluates the performance of its combined entities, as stated in the Selected Combined Financial Information in Part I, Item 2, and the Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001:
	SEGMENT FINANCIAL INFORMATION
	For the three months ended September 30,				For the nine months ended September 30,
	(US $000's)				(US $000's)
	Net Revenues		EBITDA		Net Revenues		EBITDA
	2002	2001	2002	2001	2002	2001	2002	2001
Station
Romania (PRO TV and Media Vision)	$ 7,422	$ 6,981	$ 965	$ (2,102)	$ 22,711	$ 22,651	$ 2,550	$ (3,499)
Slovak Republic (Markiza TV)	6,846	6,247	(353)	(277)	25,330	22,801	3,129	2,820
Slovenia (POP TV and Kanal A)	5,060	4,323	223	310	22,742	19,372	6,236	4,857
Ukraine (Studio 1+1 Group) (combined)	5,791	3,691	220	(686)	20,145	14,234	4,150	1,742
Total Combined Operations Net Revenues / EBITDA	25,119	21,242	1,055	(2,755)	90,928	79,058	16,065	5,920

Reconciliation to Consolidated Statement of Operations:
Other Consolidated Entities:
Czech Republic (CNTS) (1)	37	215	(122)	189	252	1,325	(755)	(24)
Corporate Expenses	-	-	(4,165)	(2,643)	-	-	(10,779)	(7,140)
Net Arbitration Proceeds/(Costs)	-	-	24,274	(561)	-	-	19,464	(2,601)
Unconsolidated Affiliates:
Ukraine (Studio 1+1) (2) (combined less consolidated)	(1,133)	(1,620)	556	(307)	(4,316)	(7,384)	467	(3,627)
Slovak Republic (Markiza TV)	(6,846)	(6,247)	353	277	(25,330)	(22,801)	(3,129)	(2,820)
Station Depreciation	-	-	(1,423)	(2,765)	-	-	(4,993)	(8,767)
Net Revenues / Operating income/(loss)	$ 17,177	$ 13,590	$ 20,528	$ (8,565)	$ 61,534	$ 50,198	$ 16,340	$ (19,059)

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

4. Summary Financial Information for Unconsolidated Affiliates

Summarized financial information for certain entities of Studio 1+1 and Markiza TV which are accounted for under the equity method of accounting are as follows:

	Markiza TV		Studio 1+1
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
	$000s	$000s	$000s	$000s
Current assets	$ 12,614	$ 14,083	$ 2,973	$4,241
Non-current assets	15,653	10,768	1,102	1,290
Current liabilities	(11,793)	(12,703)	(6,357)	(6,194)
Non-current liabilities	(2,683)	(802)	-	-
Net assets/(liabilities)	$ 13,791	$ 11,346	$ (2,282)	$(663)

	Markiza TV
	For the three months ended,		For the nine months ended,
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	$000's	$000's	$000's	$000's
Net revenues	6,846	6,247	25,330	22,801
Operating income/ (loss)	(1,887)	(829)	769	1,145
Net income/(loss)	(1,485)	(711)	917	267
Movement in Accumulated other comprehensive income/(loss)	560	416	1,528	45

	Studio 1+1
	For the three months ended,		For the nine months ended,
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	$000's	$000's	$000's	$000's
Net revenues	4,263	3,024	15,465	11,331
Operating income/ (loss)	(629)	145	(727)	3,220
Net income/(loss)	(1,048)	43	(1,619)	2,952

The Company's share of income/(loss) in Unconsolidated Affiliates for the nine months ended September 30, 2002 was a loss of $1,702,000 for certain entities of the Studio 1+1 Group, a profit of $1,763,000 for Markiza TV and loss of $1,254,000 for certain entities of the Company's Romanian operations. Included within the equity in income of unconsolidated affiliates is $1,363,000 for the first nine months of 2002 and $685,000 for the first nine months of 2001, of charges levied by CME on their affiliates.

5. Earnings Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings Per Share." Basic net income/(loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

	For the three months ended September 30,						For the nine months ended September 30,
	Net Income/(Loss)		Common Shares		Net Income/(Loss) per Common Share		Net Income/(Loss)		Common Shares		Net Income/(Loss) per Common Share
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Basic EPS
Net income/(loss) attributable to common stock................	$ 14,842	$ (14,576)	6,612	6,610	$ 2.24	$ (2.21)	$ (9,377)	$ (18,647)	6,612	6,610	$ (1.42)	$ (2.82)
Effect of dilutive securities: stock options..................	(103)	-	574	-	(0.18)	-	-	-	-	-	-	-

Diluted EPS
Net income/(loss) attributable to common stock and assumed option exercises	$ 14,739	$ (14,576)	7,186	6,610	$ 2.06	$ (2.21)	$ (9,377)	$ (18,647)	6,610	6,610	$ (1.42)	$ (2.82)

Diluted EPS for the three months ended September 30, 2001 and the nine months ended September 30, 2002 and 2001 do not include the impact of 573,542 stock options then outstanding as their inclusion would be anti-dilutive. Except as otherwise noted, all share and per share information in this Form 10-Q has been retroactively adjusted to reflect the two-for-one stock split (For further discussion, see Note 12, Two-For-One Stock Split).

6. Gain on Resolution of Disputed Investment Payable

A gain on resolution of disputed investment payable of $5,188,000 was recorded in the first quarter of 2001. This represents an amount the Company owed to Dr. Vladimir Zelezny, the former General Director of CNTS, relating to the acquisition of a portion of CNTS. This was originally recorded as an investment payable and is no longer payable pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. (For further discussion, see Part II, Item 1,"Legal Proceedings").

7. Net Arbitration Related (Proceeds)/Costs

On July 25, 2002 the Company received $8,713,002 from CET 21 as payment of the amounts owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny. The Company has treated the total receipt of $28,953,002 as a credit to the income statement as detailed in the table below. Arbitration Costs include all costs of and relating to the ICC Arbitration Tribunal against Dr Zelezny, and additionally, all costs relating to the arbitration proceedings against the Czech Republic (For further discussion see Part II, Item 1,"Legal Proceedings").

	$'000s
	3 months to September 30,		9 months to September 30,
	2002	2001	2002	2001
Arbitration Related Proceeds	(28,953)	-	(28,953)	-
Arbitration Related Costs (1)	4,679	561	9,489	2,601
Net Arbitration Related (Proceeds)/Costs	$ (24,274)	$ 561	$ (19,464)	$ 2,601

(1) Arbitration Related Costs for the three month and nine months ended September 30, 2001 were previously classified in Corporate operating costs and development expenses.

8. Stock Based Compensation

In March 2000 the Board of Directors, acting without the participation of Fred T. Klinkhammer, the Company's President and Chief Executive Officer, on the recommendation of the Compensation Committee cancelled all previously granted options to acquire shares of Class A Common Stock, which had been granted under employment agreements. The Compensation Committee then awarded Fred T. Klinkhammer the option to acquire shares of Class A Common Stock at an exercise price equal to the market price on that day. The new award was approved by the shareholders at the 2000 Annual General Meeting of Shareholders.

This modification resulted in variable accounting for the replacement award for the remainder of the award's life. The change from a fixed to a variable plan results in a compensation charge to the Statement of Operations reflecting the difference in the market price of the options, at the reporting date, less the option strike price for the number of options vested.

In accordance with FIN 44, the Company has charged $1,884,000 to the Statement of Operations in the first nine months of 2002.

9. Accounting for Derivative Instruments

The Company occasionally enters into forward foreign exchange contracts. As of January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). There was no impact upon the application of SFAS No 133. The Company's 2001 interest rate swap transaction with the Royal Bank of Scotland, which did not qualify for hedge accounting, resulted in the Company recognizing a charge of $1,576,000 in the fourth quarter of 2001 and a credit of $1,108,000 in the second quarter of 2002. The Company received $191,000 in February 2002 from the Royal Bank of Scotland as a result of the swaption agreement. In May 2002, the Company cancelled the arrangement upon its payment of $659,000 to the Royal Bank of Scotland.

10. Financing arrangement with GoldenTree Asset Management

On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a loan of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. This financing will be used to supplement partial repayment of inter-company debt due to the Company from its subsidiaries, and as additional working capital. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. The loan matures on June 15, 2004 with the facility of early repayment at the option of the Company. The principal terms of the loan are as follows:-

Compensation is payable in the form of interest, commitment and draw-down fee, and the issuance of warrants. Any warrants issued are at the average price of the last 25 days of trading prior to the closing of the arrangement.

Interest is applied at 12% per annum to any balances drawn down. A commitment fee of 1.5% on $30 million was paid on signing and a draw down fee of 1.5 % of the borrowed amount was paid on the first draw-down. A 1.5% fee will be payable on any additional draw-down.

On draw down of each tranche of $15 million, 174,000 new share warrants are issuable by the Company. In the event of early repayment the company at its option may make a cash payment or issue additional warrants, to a maximum of 174,000 additional warrants, so that a 40% annual rate of return inclusive of the interest of 12% is achieved. At maturity the Company, to meet its obligations, may make a cash payment or issue additional warrants, to a maximum of 174,000 additional warrants.

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

The Company has accounted for this financing in compliance with Paragraph 16 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"). Under APB 14, the Issuance and Repayment Warrants must be fair valued at the time of issuance. The fair valuation as at the date of completion has been determined using the Black-Scholes option pricing model. The fair valuation of the initial warrants was $524,000. The fair valuation of the additional warrants was also $524,000 giving a total of $1,048,000.

11. Resignation of Arthur Andersen and appointment of Deloitte & Touche

A letter of resignation from Arthur Andersen was received by the Company on July 31, 2002.

Deloitte & Touche have been appointed as auditors by the Audit Committee and will be proposed to the shareholders as the Company's auditors at the next AGM.

12. Two-For-One Stock Split

On August 5, 2002 a duly authorized committee of the Board approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of August 16, 2002. Payment has been made in full by way of a transfer from the share premium account.

The two-for-one stock split: (i) had no effect on the par value of the company's Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company's Class A Common Stock from $185,138 to $370,276; and (iii) increased the value of the authorized share capital of the Company's Class B Common Stock from $79,347 to $158,694.

Except as otherwise noted, all share and per share information in this Form 10-Q has been retroactively adjusted to reflect the two-for-one stock split.

13. Other Financing

A Slovak bank, Vseobecna uverova banka a.s., "VUB", has agreed to lend STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3 million), a facility supported by charges over the assets and receivables of STS s.r.o. This will be partly used by STS to lend cash to the Company and will offset future payments of dividends in the order of SKK 90 million (approximately $2 million), thereby improving cashflow to the Company. The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2.2 million) and by way of an overdraft facility of up to SKK 50 million (approximately $1.1 million).

Repayments by STS are due to the lender by way of six-monthly instalments of SKK 5 million (approximately $110,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1.5 million) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 350,000 (approximately $8,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

STS s.r.o has agreed a loan to the Company for SKK187million (approximately $4.1 million). The first tranche of SKK100 million ($2.2 million) was drawn down on August 2, 2002. Other tranches can be drawn down on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's consolidated net revenues increased by 23% compared with the first nine months of 2001 primarily due to the significant growth in the Ukrainian operation's net revenues. Total station operating costs have declined by 2% compared with the first nine months of 2001 primarily attributable to reductions at the Romanian operations, partially offset by planned increases at the Ukrainian operations.

The Company's combined net revenues increased by 15% compared with the first nine months of 2001 primarily due to the significant growth in the Ukrainian operation's net revenues.

Total combined station operating expenses have increased by 2% compared with the first nine months of 2001 primarily attributable to planned increases at the Ukrainian operations partially offset by reductions at the Romanian operations.

Romania

The Company has undertaken a review of all its operations and the majority of cost savings are a result of restructuring in Romania and the implementation of cost reduction programs in Romania.

As at September 30, 2002, 35% of the Romanian subsidiaries' accounts receivable balance was more than 360 days old. This represents neither an improvement nor an erosion of the position as at December 31, 2001, but represents a significant increase compared to the position as at September 30, 2001. Management has increased the Company's bad debt provision by an additional $386,000 in the first nine months of 2002. On the Company's Consolidated Balance Sheet, the total provision for bad debt is $8,312,000, of which the provision for Romanian bad debts is $6,862,000.

In the Company's Consolidated Balance Sheet are current tax liabilities and estimated interest and penalties on overdue tax liabilities. A significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at the Company's Romanian subsidiaries. A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. This rescheduling is permitted under Romanian law subject to written application demonstrating compliance with a series of objective criteria. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate.

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

The Company is aware that there are certain related party barter arrangements in place in Romania. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, the Company has devised an appropriate method of valuation for the receipt of programming. This methodology takes into account the average cost per hour of acquired programming to Pro TV as well as the time at which the bartered programming is shown.

In 1995 the Company loaned Inter Media srl, a company related to Adrian Sarbu (the General Manager and shareholder in the Company's Romanian operations), $1.3 million to purchase an interest in the building in which Pro TV operates. This interest in the building was to be sold to MPI at a fair market valuation that was to be determined. In 2002 an independent valuation of the building was obtained by MPI. This valuation was substantially less than Mr. Sarbu's view of the buildings value and the transaction could not therefore be concluded. Adrian Sarbu argues that in anticipation of the sale of the building to MPI, his affiliated company charged a substantially lower rental fee and is now claiming the difference and intends to offset the outstanding rental fee against the loan. MPI in anticipation of the sale made substantial improvements to the building that would normally be done at the cost of the building owner. As a result the Company, Pro TV and Adrian Sarbu (via his affiliated company) are in negotiation regarding the amount of monies that may be outstanding to unwind this transaction. The Company has accrued $600,000 as a potential liability.

A new audio-visual law came into force in Romania on July 22, 2002, harmonising Romanian legislation with that of the European Union. The law now permits a change in ownership of licence holding companies or the transfer of the licences to another company at the discretion of the Media Council. This was previously not permitted under the old audio-visual law. There is no restriction on foreign ownership under Romanian law.

In September 2002, the Media Council notified all television stations in Romania that they would like to see their operations restructured by January 2003 so that the licence holding companies become the main operators of the broadcasting licences they hold. The Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as exists between the Company's subsidiary MPI and the two Romanian licence holding companies, are not permissible under the new law. It is therefore possible that once the time period for restructuring is over in January 2003, the exclusive operating agreement that MPI has with the licence holding companies will be unenforceable.

The co-operation agreement signed by CME with its two partners in Romania, Mr. Sarbu and Mr. Tiriac, on August 14, 1995, sets out a restructuring scenario that complies with the Media Council's requirements. Specifically, the agreement provides for the eventuality of the audio-visual law changing to permit the transfer of licences and the steps that should then be taken. It states "The parties agree that such licences [the licences presently owned by the two licence holding companies] may be transferred to MPI at a future date, provided that such transfer is permitted by and takes place in accordance with Romanian law". The agreement further states that "the Parties agree to take all steps and execute all documents necessary to accomplish such transfer and agree that such transfer shall be done without the payment of any additional consideration."

The Company therefore believes that it is entitled, under Romanian law and the partners co-operation agreement, to cause the licence holding companies to request from the Media Council permission to transfer the licences presently held by them to the Company's subsidiary, MPI. Implementation of this scenario would satisfy the Media Council that the Company has complied with its request to restructure its Romanian business. The Company has notified both Mr. Sarbu and Mr. Tiriac that it wishes to implement this anticipated transfer. An alternative restructuring scenario is to transfer the business currently transacted by MPI to the licence companies, whilst increasing the Company's control over these licence holding entities.

Slovenia

On July 16, 2002 the Company received notification from the Slovene agency for Telecommunications of the renewal of all of its broadcast licenses in Slovenia for its two license companies, POP TV d.o.o and Kanal A d.d. Consequently, the Slovene operations now have full broadcast licenses for both channels renewed until August 13, 2012.

In February 2002, the transaction account of Pro Plus, the programming company for POP TV, was blocked by a court decision for an amount of $1.5 million with respect to a ruling made by the Regional Court in Ljubljana in relation to the lawsuit initiated by the Slovene Author's Organization for the payment of $2 million. As a result, $1.5 million is included in the Company's Consolidated Balance Sheet as restricted cash. In October 2002, Pro Plus entered into a settlement agreement with the Slovene Author's Organization pursuant to which an application has been filed to remove the restriction on the transaction account of Pro Plus and all litigation in respect of this matter will be terminated by the parties.

Slovakia

On October 23, 2001, the Slovak Media Council awarded a TV transmission license to TV Global, which launched the station "Joj" which began broadcasting in March 2002. Should "Joj" capture a significant portion of the advertising market it will adversely affect the results of the Company's Slovak operations. Joj has not captured significant ratings or revenues to date.

Following elections in the Republic of Slovakia in September 20, 2002, the ANO political party, founded by Mr. Pavol Rusko, a shareholder in Markiza-Slovakia s.r.o., obtained a number of seats in the national parliament. On November 1, 2002, Mr. Rusko was appointed a deputy chairman of the parliament. In order to comply with Slovak conflict of interest rules, Mr. Rusko has resigned from his position as an executive of STS (the operating company for Markiza TV) and of Markiza-Slovakia s.r.o. In addition, following receipt of approval from CME, he has transferred his indirect 17% ownership interest in Markiza-Slovakia s.r.o. to a third party. The Company does not believe that the resignation of Mr. Rusko will have a significant impact on its Slovak operations.

On November 1, 2001, the Slovak Media Council announced it would monitor the political content of Markiza TV's news coverage as a result of Mr. Rusko launching the ANO political party. Should the actions of Markiza-Slovakia s.r.o. be found to be in violation of the Slovak Media Act, significant financial penalties may be imposed. Under existing agreements, STS would be liable to cover the costs of any potential financial penalties.

Ukraine

On May 1, 2002, Studio 1+1 General Director Alexander Rodnyansky accepted the position of General Director for the Russian broadcaster CTC based in Moscow. Effective June 1, 2002, Studio 1+1 appointed his deputy, Vladimir Oseledchyuk as the new General Director and appointed Alexander Rodnyansky, who continues as the 70% shareholder in the license company, as Honorary President. Studio 1+1 conducts regular co-production business with CTC and plans to extend that commercial co-operation for future projects.

In the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000, it was reported that AITI, a television station in Ukraine, commenced a court action in Ukraine against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine TV Council. After the appeal process was completed, the challenge to the Studio 1+1 license was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

Subsequent to that, AITI commenced another action, this time in the Economic Court in the City of Kiev, a lower court to the Supreme Arbitration Court of Ukraine, making almost identical allegations. These were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favour. The Ukraine TV Council, Studio 1+1, and the Public Prosecutor's Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev's decision of February 1, 2002. This decision was appealed to the Court of Cassation, the same court that ruled in favour of Studio 1+1 on April 5, 2001. At the final hearing on November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts were void on the basis that neither court had taken into account all the facts surrounding the case. It further ruled that the case be returned to the Economic Court in Kiev.Studio 1+1, as an interested third party, has filed a request with the Supreme Court of Ukraine to accept an appeal of the Court of Cassation decision. If the appeal is accepted, the Supreme Court will be asked to annul the ruling of the Court of Cassation and to terminate these legal proceedings in favour of Studio 1+1 and the Ukraine TV Council.

The Company will continue to defend its position vigorously at the court of first instance level.

Czech Republic

The Company, through a wholly owned subsidiary, is still a party to arbitration proceedings against the Czech Republic. (For a further discussion, See Part II, Item 1, "Legal Proceedings").

Following the dispute between CNTS and CET, the Company minimized its operations in the Czech Republic during 2001. The Company intends to sell its building and all of its remaining assets in the Czech Republic as required to mitigate the Company's damage claim. CNTS will continue to operate and pursue the outstanding legal claims against Dr Zelezny and the Czech Government. (See Part II, Item 1, "Legal Proceedings" for a further discussion). On July 25, 2002 the Company received $8,713,002 from CET 21 a payment of the amounts pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny.

The Company recently paid in its share of a capital increase in CET 21 of $270,000 to maintain its current ownership percentage.

Corporate

The Company has agreed with the Dutch tax authorities an assessment of $3,000,000 to cover all years up to and including 2000. This is to be paid out of any net amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings. The Company and the Dutch tax authorities have agreed that the question of taxability of any award against the Czech Republic shall be determined by the Dutch courts based upon an agreed statement of fact. Until that court decision, the Company has agreed with the Dutch Tax authorities to deposit 35% of the net proceeds of any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings in a separate account and accordingly treat this deposit as restricted cash.

In August 2002, the Company secured additional financing of $30 million from affiliates of GoldenTree Asset Management. On August 5, 2002 the Company drew down the first $15 million of the facility and has also drawn $2.2 million of additional financing in Slovakia. Corporate cash at November 1, 2002 amounted to $41.3 million

Total Cash received from the Company's subsidiaries and partners for first nine months of 2002 was $19,247,000 compared to $10,610,000 for the first nine months of 2001. Cash received, net of costs paid by corporate which are recharged, was $16,723,000 for the first nine months of 2002 compared to $8,231,000 for the first nine months of 2001.

The Senior Notes mature in August 2004. (For further discussion see the Company's 10K filing of March 27, 2002, Part II Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources"). The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation or arbitration (see Part II, Item 1, "Legal Proceedings"), renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations.

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

Application of Accounting Principles

Although the Company conducts operations largely in foreign currencies, the Company prepares its consolidated financial statements in United States dollars and in accordance with US GAAP. The results of Markiza TV, certain entities of the Romanian operations and certain entities of the Studio 1+1 Group have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations are included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or market value.

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

The Company's Romanian entities operate in an economy considered highly inflationary. Accordingly, non-monetary assets are translated at historical exchange rates, monetary assets are translated at current exchange rates and translation adjustments are included in the determination of net income. Currency translation adjustments relating to transactions of the Company in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

The exchange rates at the end of and for the periods indicated are shown in the table below.
	Balance Sheet			Income Statement
	At September 30,	At December 31,		Weighted average for the nine months ending September 30,
	2002	2001	% change	2002	2001	% change
Czech koruna equivalent of $1.00	30.73	36.27	(15.3)%	33.36	38.39	(13.1)%
Romanian lei equivalent of $1.00	33,041	31,597	4.6%	32,903	28,315	16.2%
Slovak koruna equivalent of $1.00	42.96	48.47	(11.4)%	46.50	48.61	(4.3)%
Slovenian tolar equivalent of $1.00	233.47	250.95	(7.0)%	244.55	243.32	0.5%
Ukrainian hryvna equivalent of $1.00	5.33	5.30	0.6%	5.33	5.40	(1.3)%
European Euro equivalent of $1.00	1.03	1.12	(8.0)%	1.08	1.12	(3.6)%

The Company's results of operations and financial position during the nine months ended September 30, 2002 were impacted by changes in foreign currency exchange rates since December 31, 2001.

Results of Operations

Below is a discussion of the results for period and the year to date of the Company's Consolidated entities. This excludes certain entities of the Ukrainian and Romanian operations and the entire Slovak operation. For discussion on the Company Combined Results, see "Selected Combined and Attributable Financial Information - Non US GAAP".

Three months ended September 30, 2002 compared to three months ended September 30, 2001

The Company's consolidated net revenues increased by $3,587,000 or 26%, to $17,177,000 for the third quarter of 2002 from $13,590,000 for the third quarter of 2001. This increase was attributable to the increases in net revenues at all of the Company's operations.

The net consolidated revenues of the Company's Ukrainian operations increased by $2,587,000 or 125% to $4,658,000 for the third quarter of 2002 from $2,071,000 for the third quarter of 2001 as result of the continued growth in the Ukraine advertising market, and increased sales from a subsidiary to an associated company.

The net revenues of the Company's Slovenian operations increased by $737,000, or 17%, to $5,060,000 for the third quarter of 2002 compared to $4,323,000 for the third quarter of 2001. This increase is primarily attributable to an increase in market share.

The net revenues of the Company's Romanian operations increased by $441,000 or 6%, to $7,422,000 for the third quarter of 2002 compared to $6,981,000 for the third quarter of 2001, as a result of including barter revenue from the Pro Sports Group in respect of sports programming.

The Czech Republic operation is no longer in business due to the ongoing dispute between the Company's subsidiary in the Czech Republic, CNTS, and CET 21 in connection with Nova TV. (For a further discussion see Part II, Item 1, "Legal Proceedings".)

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $298,000 or 2%, to $13,136,000 for the third quarter of 2002 from $12,838,000 for the third quarter of 2001. The increase in total station operating costs and expenses was primarily attributable to increases at the Company's Ukrainian and Slovenian operations.

The Company's Ukrainian operations recorded an increase of $709,000 in station operating costs and expenses for the third quarter of 2002 compared to the third quarter of 2001 primarily as a result of the increase in acquired programming costs. The Company has significantly increased its investment in programming for 2002 as a response to the competitive environment and on the basis of expected revenue growth.

The station operating costs and expenses of the Slovenian operations increased by $649,000 due to increased program syndication charges. The amortization charges have decreased by $287,000 from the third quarter of 2001, as the goodwill arising on the acquisition of Kanal A was written down in 2001. Due to the introduction of SFAS No.142 "Goodwill and Other Intangible Assets" adopted January 1, 2002 no goodwill has been amortized in 2002. The Company has performed the required impairment tests of goodwill as of January 1, 2002. There was no impairment of goodwill on adoption of SFAS 142.

The Company's Romanian operations recorded a decrease of $564,000 in station operating costs and expenses for the third quarter of 2002 compared to the third quarter of 2001. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs in line with the declining revenues. The Company also sold its interest in Video Vision in November 2001.

Station selling, general and administrative expenses decreased by $2,491,000 or 41%, to $3,622,000 for the third quarter of 2002 from $6,113,000 for the third quarter of 2001. The decrease in total station selling, general, and administrative expenses was primarily attributable to the Company not requiring an additional bad debt provision in the third quarter of 2002 compared to the provision of $2.75 million in the third quarter of 2001.

Corporate operating costs and development expenses for the third quarter of 2002 and 2001 were $2,698,000 and $2,290,000 respectively, an increase of $408,000.

Net Arbitration Related (Proceeds)/Costs were $24,274,000 for the third quarter of 2002. This is substantially due to the Company recognizing a credit of $28,953,000 with regard to payment on behalf of Dr. Zelezny, pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. (For further discussion, see Note 7 to the Consolidated Financial Statements above, "Net Arbitration Related (Proceeds)/Costs".)

The stock based compensation charge for the third quarter of 2002 was $1,467,000. (For further discussion, see Note 8 to the Consolidated Financial Statements above, "Stock Based Compensation".)

As a result of the above factors, the Company generated an operating income of $20,528,000 for the third quarter of 2002 compared to an operating loss of $8,565,000 for the third quarter of 2001.

Equity in loss of unconsolidated affiliates was $2,539,000 for the third quarter of 2002 compared to $338,000 for the third quarter of 2001. This change of $2,201,000 is detailed below:
	Three months to September 30, (US$ 000's)
	2002	2001	Change
Slovak operations	$ (154)	$ (381)	$ 227
Ukrainian operations	(1,131)	43	(1,174)
Romanian operations	(1,254)	-	(1,254)
Equity in income/(loss) of unconsolidated affiliates	$ (2,539)	$ (338)	$ (2,201)

Net interest and other expenses was an income of $2,850,000 for the third quarter of 2002 compared to an expense of $2,450,000 for the third quarter of 2001. This was primarily a result of a re-scheduling agreement relating to the Company's Romanian tax liabilities which enabled the Company to reverse a provision for possible penalties and interest.

A net foreign currency exchange gain of $59,000 for the third quarter of 2002 compares to a net foreign currency exchange loss of $3,082,000 for the third quarter of 2001.

A diminution in the value of assets held for resale of $3,742,000 was recognized in the third quarter of 2002.

Provision for income taxes increased by $776,000 to $904,000 for the third quarter of 2002 from $128,000 for the third quarter of 2001.

Minority interest in income of consolidated subsidiaries was $1,410,000 for the third quarter of 2002 compared to $13,000 for the third quarter of 2001.

As a result of these factors, the net income of the Company was $14,842,000 for the third quarter of 2002 compared to a net loss of $14,576,000 for the third quarter of 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

The Company's net revenues increased by $11,336,000, or 23%, to $61,534,000 for the first nine months of 2002 from $50,198,000 for the first nine months of 2001. The increase was primarily attributable to an increase in net revenues at the consolidated entities of the Company's Ukrainian and Slovenian operations.

The net revenues of the consolidated entities of the Company's Ukrainian operations increased by $8,979,000, or 131% to $15,829,000, for the first nine months of 2002 compared to the first nine months of 2001, primarily a result of the continuing recovery of the Ukrainian television advertising market, and increased sales from a subsidiary to an associate.

The net revenues of the Company's Slovenian operations increased by $3,370,000, or 17% to $22,742,000, for the first nine months of 2002 compared to the first nine months of 2001. This increase is primarily attributable to spot sales and sponsorship revenue generated by the FIFA World Cup.

The Company's Romanian operations' net revenues increased by $60,000 for the first nine months of 2002 compared to the first nine months of 2001.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $879,000 or 2%, to $44,460,000 for the first nine months of 2002 from $45,339,000 for the first nine months of 2001. The decrease in total station operating costs and expenses was primarily attributable to reductions at the Company's Romanian operations partially offset by an increase at the Company's Slovenian operations and Ukrainian operations.

The station operating costs and expenses of the Company's Slovenian operations increased by $1,157,000 primarily as a result of the FIFA World Cup and the appreciation of the Slovenian Tolar against the US Dollar, offset by savings on the amortization charges from the third quarter 2001, as the goodwill arising on the acquisition of Kanal A was written down in 2001. Due to introduction of SFAS No.142 "Goodwill and Other Intangible Assets" adopted January 1, 2002 no goodwill has been amortized in 2002. The Company has performed the required impairment tests of goodwill as of January 1, 2002. There was no impairment of goodwill on adoption of SFAS 142.

The Czech Republic operations are no longer in business due to the ongoing dispute between the Company's subsidiary in the Czech Republic CNTS and CET in connection with Nova TV. (For a further discussion see Part II, Item 1, "Legal Proceedings".)

The Company's Romanian operations recorded a decrease of $2,536,000 in station operating costs and expenses for the first nine months of 2002 compared to the first nine months of 2001 primarily as a result of the Company restructuring its operations, and the sale of its interest in Video Vision in November 2001.

The Company's Ukrainian operations recorded an increase of $2,036,000 in station operating costs and expenses for the first nine months of 2002 compared to the first nine months of 2001 primarily as a result of the increase in acquired programming costs. The Company has significantly increased its investment in programming for 2002 as a response to the competitive environment and on the basis of expected revenue growth.

Station selling, general and administrative expenses decreased by $4,758,000, or 34%, to $9,419,000 for the first nine months of 2002 from $14,177,000 for the first nine months of 2001. The decrease in total station selling, general, and administrative expenses was primarily attributable to the Company not requiring an additional bad debt provision in the first nine months of 2002 compared to the provision of $3.24 million in the first nine months of 2001.

Corporate operating costs and development expenses for the first nine months of 2002 and 2001 were $8,895,000 and $6,080,000, respectively, an increase of $2,815,000, or 46% relating mainly to an increase in professional and legal costs.

Net Arbitration Related (Proceeds)/Costs were $19,464,000 for the nine months to September 30, 2002 compared to net costs of $2,601,000 for the nine months to September 30, 2001. This is substantially due to the Company recognizing a credit of $28,953,000 with regard to payment by Dr. Zelezny, pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. (For further discussion, see Note 7 to the Consolidated Financial Statements above, "Net Arbitration Related (Proceeds)/Costs".)

The stock based compensation charge for the first nine months of 2002 was $1,884,000. (For further discussion, see Note 8 to the Consolidated Financial Statements above, "Stock Based Compensation".)

Amortization of goodwill and allowance for development costs for the first nine months of 2002 was $nil compared to $1,060,000 for first nine months of 2001. This decrease was a result of the Company adopting FAS 142 "Goodwill and Intangible Assets". The Company has reviewed its intangible assets and believes that they are not impaired.

As a result of the above factors, the Company generated an operating income of $16,340,000 for the first nine months of 2002 compared to an operating loss of $19,059,000 for the first nine months of 2001.

The loss on the write down of investment for the first nine months of 2002 was $2,685,000 compared to $nil in the first nine months of 2001. This increase is due to the 12.5% write down of the Company's investment in STS due a change in the Company's ownership. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion, see the Company's 10K filing of March 27, 2002 Part 1, Item 1 "Business")

Equity in loss of unconsolidated affiliates was $1,193,000 for the first nine months of 2002 compared to an equity in income of unconsolidated affiliates of $3,728,000 for the first nine months of 2001. This change of $4,921,000 is detailed below:
	Nine months to September 30, (US$ 000's)
	2002	2001	Change
Slovak operations	$ 1,763	$ 776	$ 987
Ukrainian operations	(1,702)	2,952	(4,654)
Romanian operations	(1,254)	-	(1,254)
Equity in income/(loss) of unconsolidated affiliates	$ (1,193)	$ 3,728	$ (4,921)

Net interest and other expense decreased by $2,578,000 to $8,987,000 for the first nine months of 2002 from $11,565,000 for the first nine months of 2001. This was primarily a result of a re-scheduling agreement relating to the Company's Romanian tax liabilities which enabled the Company to reverse a provision for possible penalties and interest.

The Company entered into a "swaption" agreement with the Royal Bank of Scotland in the third quarter of 2001 which was cancelled in the second quarter 2002. (See 'Liquidity and Capital Resources' for a further discussion). The net change in fair value of Derivative of $1,108,000 is the net result of the cancellation in the second quarter of 2002

A net foreign currency exchange loss of $5,463,000 for the first nine months of 2002 compares to a net foreign currency exchange gain of $726,000 for the first nine months of 2001. This foreign currency exchange loss is a result of a significant weakening of the US dollar in the second quarter of 2002 against the Euro and the Czech koruna. This affected the Company's Euro denominated portion of CME's Senior Notes obligations and the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS.

A diminution in the value of assets held for resale of $3,742,000 was recognised in the nine months to September 30, 2002.

A gain on discharge of obligation of $5,188,000 was recorded in the first nine months of 2001. This represents a debt the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. (For further discussion, see Note 7 to the Consolidated Financial Statements above, "Net Arbitration Related (Proceeds)/Costs" and Part II, Item 1,"Legal Proceedings").

Provision for income taxes increased by $4,245,000 to $4,684,000 for the first nine months of 2002 compared to $439,000 for the first nine months of 2001. This was primarily as a result of a provision being made in respect of Dutch Tax.

Minority interest in income of consolidated subsidiaries was $71,000 for the first nine months of 2002 compared to a loss of $58,000 for the first nine months of 2001.

As a result of these factors, the net loss of the Company was $9,377,000 for the first nine months of 2002 compared to a net loss of $18,647,000 for the first nine months of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $13,699,000 for the nine months ended September 30, 2002 compared to the cash used by operating activities of $13,603,000 for the nine months ended September 30, 2001. The increase of $27,302,000 was primarily the result of: (1) a $28,953,000 cash receipt with regard to the Company's arbitration with Dr Zelezny (For further discussion, see Part II, Item 1,"Legal Proceedings"); (2) an equity in loss of unconsolidated affiliates of $1,193,000 for the nine months to September 30, 2002 compared to an equity in income unconsolidated affiliates of $3,728,000 for the nine months to September 30, 2001; (3) a gain on resolution of disputed investment payable being recorded in the nine months to September 30, 2001; (4) a net foreign currency loss of $5,463,000 in the nine months to September 30, 2002 as a result of a significant weakening of the US Dollar against the Euro; and (5) an increase in the income and other taxes payable in the nine months to September 30, 2002 compared to the nine months to September 30,2001.

Net cash used by investing activities was $6,000 for the nine months ended September 30, 2002 compared to net cash provided from investing activities of $3,811,000 for the nine months ended September 30, 2001. The decrease of $3,817,000 was primarily attributable to a decrease in amounts received from affiliates.

Net cash provided by financing activities was $15,298,000 for the nine months ended September 30, 2002 compared to net cash used by financing activities of $2,822,000 for the nine months ended September 30, 2001. The change of $18,120,000 was primarily attributable to the company drawing down the first $15 million tranche of the GoldenTree facility and receiving $2.2 million as a loan from STS s.r.o. (For further discussion, see Note 10 "Financing arrangement with GoldenTree Asset Management" and Note 13, "Other Financing" to the Consolidated Financial Statements above).

The Company had cash and cash equivalents of $51,624,000 at September 30, 2002 compared to $22,053,000 at December 31, 2001.

On the Company's Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities:
	As at September 30, 2002	As at December 31, 2001
Current tax liabilities	$17,237,000	$10,023,000
Estimated interest and penalties on overdue tax liabilities	$6,218,000	$11,706,000

In current tax liabilities, the significant movement is a result of the Company making a provision for $3 million related to its agreement with the Dutch Tax authorities and the Company's increase in provision for potential tax liabilities in Romania. Payment to the Dutch Tax authorities is to be made from any net amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings. As disclosed in the Company's 10K filing of March 27, 2002, a significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at the Company's Romanian subsidiaries. A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate.

At September 30, 2002, the Company had five main tranches of debt as follows:-

  Senior Notes which are denominated in United States dollars, in part, and in euros in part. The principal amount of the Senior Notes $169,697,000 is repayable on their maturity date, August 15, 2004. The United States dollar tranche of the Senior Notes totals $100,000,000 in principal amount and bears interest at a rate of 9⅜% per annum. The German Mark tranche of the Senior Note totals DM 140,000,000 and is now stated as Euro 71,581,961 ($69,739,000 as at September 30, 2002) in principal amount and bears interest at a rate of 8⅛% per annum.

  A loan agreement with Ceska Sporitelna which had an outstanding principal balance at December 31, 2001 of Kc 249,764,513 ($8,128,000), maturing November 2005, the payment of which is secured by an assignment of a dividend receivable by the Company from CNTS and a first mortgage on the Company's owned building in the Czech Republic. This agreement provides for the Company to pay approximately $150,000 in interest payments each quarter with a balloon payment on the outstanding principal in November 2005.

  Pro TV's loan with Tiriac Bank in Romania. As at September 30, 2002, $228,000 was borrowed under the loan facility. Management believes this will be fully repaid by December 31,2002.

  A loan of up to $30 million provided by affiliates of GoldenTree Asset Management LLC, maturing in June 2004. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. This agreement provides for the Company to pay approximately $450,000 in interest payments each quarter with a balloon payment on the outstanding principal in June 2004. An investment fee is payable in the form of new share warrants amounting to a maximum of 696,000 shares of Class A common stock of the Company. (For further discussion, see Note 10 to the Consolidated Financial Statements above, "Financing arrangement with GoldenTree Asset Management ".)

  A loan of SKK100million (approximately $2.2 million) from the Company's unconsolidated affiliate, STS s.r.o. (For further discussion, see Note 13 to the Consolidated Financial Statements above, "Other Financing".)

In addition to the above, two non-consolidated entities of the Company have loans.

  As at September 30, 2002, Studio 1+1, an 18% owned subsidiary of the Company and the licence holder within the Studio 1+1 Group, had $2.2 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%. By way of security, Intermedia, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 and 4,864 minutes of advertising time (nominal value of $1,000 per minute).

  A Slovak bank, Vseobecna uverova banka a.s., "VUB", has agreed to lend STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3 million), a facility supported by charges over the assets and receivables of STS s.r.o. (For further discussion, see Note 13 to the Consolidated Financial Statements above, "Other Financing".)

On January 1, 2002 the Euro was introduced and replaced a number of European currencies, including the German Mark. Accordingly, the Senior Notes originally denominated in German Marks have been restated as a Euro denominated note. At the time of changeover, the Euro was fixed against the German Mark at a rate of 1.9558, and this is the rate that has been applied in the restatement of the principal amount repayable to the note holders.

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of the inspections the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 ($2,806,807). Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings. (For further discussion see "Republic of Slovenia Tax Audit" below.)

In February 2002, Pro Plus's transaction account was blocked by a court decision for an amount of $1.5 million. This resulted from a ruling made by the Regional Court in Ljubljana in relation to a lawsuit initiated by the Slovene Author's Organization for the payment of $2 million. The $1.5 million has been included in the Company's Consolidated Balance Sheet as restricted cash. In October 2002, Pro Plus entered into a settlement agreement with the Slovene Author's Organization pursuant to which an application has been filed to remove the restriction on the transaction account of Pro Plus and all litigation in respect of this matter will be terminated by the parties. Pro Plus expects the restriction on the use of these funds to be officially lifted by the end of November.

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

Total Cash received from the Company's subsidiaries and partners for first nine months of 2002 was $19,247,000 compared to $10,610,000 for the first nine months of 2001. Cash received, net of costs paid by corporate which are recharged, was $16,723,000 for the first nine months of 2002 compared to $8,231,000 for the first nine months of 2001.

The Company's cash flow includes cash generated by its subsidiary operations. Cash is mainly repatriated to the Company by the operations making payments on their intercompany payables, loans and accrued interest. As at September 30, 2002 the operations had the following unsecured balances owing to the Company:

Country	Total Outstanding
Ukraine	$ 18,461,000
Romania	48,533,000
Slovenia (1)	14,229,000
Slovakia	434,000
Czech Republic	120,000
Total	$ 81,777,000

  In 1998 the Company converted intercompany debt to equity in the Slovenian operations in exchange for a $17.6 million preferential dividend distribution. The Company shall receive 92.5% of any dividend declared until the Company has received $17.6 million, after which it will receive its previous 85% of dividends paid. No dividends have been received by the Company to date.

The Company received from CET21 $8.7 million on July 25, 2002 and $20.2million from MEF Holdings on September 20, 2002. (see Part II, Item 1, "Legal Proceedings")

Corporate cash at November 1, 2002 amounted to $41.3 million.

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

Selected Combined and Attributable Financial Information - Non US GAAP

The following tables are neither required by US GAAP nor intended to replace the Consolidated Financial Statements prepared in accordance with US GAAP. The tables set forth certain combined and attributable financial information for the three and nine months ended September 30, 2002 and 2001 for the Company's operating entities. This financial information departs materially from US GAAP. The tables are presented solely for additional analysis and not as a presentation of results of operations of each component. Inter-company transactions such as management service charges are not reflected in the tables. The Company believes that this unaudited combined and attributable information provides useful disclosure.

In the table "Selected Combined Financial Information", revenues and operating expenses of Markiza TV and certain entities of the Studio 1+1 Group not consolidated in the Consolidated Statements of Operations during the periods shown, are aggregated with those of the Company's consolidated operations. In the table "Selected Attributable Financial Information", combined information is adjusted for CME's economic interest in each entity, which economic interest is the basis used for consolidation and equity method accounting in the Company's US GAAP Consolidated Financial Statements as of September 30, 2002.

	SELECTED COMBINED FINANCIAL INFORMATION - NON US GAAP(1)
	Three months ended September 30,
	(US $000s - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	$ 7,422	$ 6,981	$ 965	$ (2,102)	$ 1,089	$ (1,904)
Slovak Republic (Markiza TV)	6,846	6,247	(353)	(277)	(530)	232
Slovenia (POP TV and Kanal A)	5,060	4,323	223	310	548	(317)
Ukraine (Studio 1+1 Group)	5,791	3,691	220	(686)	19	(1,134)
Total Stations.................	$ 25,119	$ 21,242	$ 1,055	$ (2,755)	$ 1,126	$ (3,123)

	SELECTED COMBINED FINANCIAL INFORMATION - NON US GAAP(1)
	Nine months ended September 30,

	(US $000s - Unaudited)
	Net Revenues		EBITDA		Broadcast Cash Flow
	2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	$ 22,711	$ 22,651	$ 2,550	$ (3,499)	$ 1,979	$ (2,285)
Slovak Republic (Markiza TV)	25,330	22,801	3,129	2,820	3,464	3,741
Slovenia (POP TV and Kanal A)	22,742	19,372	6,236	4,857	6,859	4,540
Ukraine (Studio 1+1 Group)	20,145	14,234	4,150	1,742	2,676	1,062
Total Stations....................	$ 90,928	$ 79,058	$ 16,065	$ 5,920	$ 14,978	$ 7,058

	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION NON US GAAP (1)
	Three months ended September 30,
	(US $000s - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	66%	$ 4,899	$ 4,607	$ 637	$ (1,387)	$ 719	$ (1,257)
Slovak Republic (Markiza TV)	70% (2)	4,792	4,998	(247)	(222)	(371)	186
Slovenia (POP TV and Kanal A)	(3)	4,326	3,678	179	233	465	(309)
Ukraine (Studio 1+1 Group)	60%	3,475	2,215	132	(412)	11	(680)
Total Stations...............		$ 17,492	$ 15,498	$ 701	$ (1,788)	$ 824	$ (2,060)
	SELECTED ATTRIBUTABLE FINANCIAL INFORMATION NON US GAAP (1)
	Nine months ended September 30,
	(US $000s - Unaudited)
	Economic Interest	Net Revenues		EBITDA		Broadcast Cash Flow
		2002	2001	2002	2001	2002	2001
Romania (PRO TV and Media Vision)	66%	$ 14,989	$ 14,950	$ 1,683	$ (2,309)	$ 1,306	$ (1,508)
Slovak Republic (Markiza TV)	70% (2)	17,731	18,241	2,190	2,256	2,425	2,993
Slovenia (POP TV and Kanal A)	(3)	19,445	16,564	5,295	4,109	5,851	3,828
Ukraine (Studio 1+1 Group)	60%	12,087	8,540	2,490	1,045	1,606	637
Total Stations...................		$ 64,252	$ 58,295	$ 11,658	$ 5,101	$11,188	$ 5,950

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

EBITDA of Combined Operations for the three months to September 30, 2002 - NON US GAAP

The total combined EBITDA for the Company's stations improved by $3,810,000 from loss of $2,755,000 for the third quarter of 2001 to a gain of $1,055,000 for the third quarter of 2002. This improvement was a result of EBITDA increases at the Company's Romanian and Ukrainian operations partially offset by decreases at the Company's Slovenian and Slovakian operations.

The Company's Ukrainian operations' EBITDA improved by $906,000 to $220,000 for the third quarter of 2002 from a loss of $686,000 for the third quarter of 2001. This improvement was achieved as a result of an increase of $2,100,000 in Studio 1+1's net revenues for the third quarter of 2002 compared to the third quarter of 2001, partially offset by an increase of $1,194,000 in operating costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian advertising market. The increase in operating expenses is a result of the Company significantly increasing its investment in programming for 2002 in response to the competitive environment and on the basis of expected revenue growth.

The Company's Slovenian operations' EBITDA decreased by $87,000 to $223,000 for the third quarter of 2002 compared to $310,000 for the third quarter of 2001. The decrease was primarily a result of higher program syndication charges.

The Company's Slovak operations' EBITDA decreased by $76,000 to a loss of $353,000 for the third quarter of 2002 compared to a loss of $277,000 for the third quarter of 2001. This decrease was as a result of increased production and broadcast operations and engineering costs.

The Company's Romanian operations' EBITDA increased by $3,067,000 to $965,000 for the third quarter of 2002 compared to a loss of $2,102,000 for the third quarter of 2001. This is primarily as a result of the Company increasing its Romanian operations' bad debt provision by $2.75 million in the third quarter of 2001 and the Company restructuring its Romanian subsidiary's operations and implemented controls to reduce costs.

For the reasons described above total combined EBITDA improved by $3,810,000 from a loss of $2,755,000 for the third quarter of 2001 to $1,055,000 for the third quarter of 2002.

EBITDA of Combined Operations for the nine months to September 30, 2002 - NON US GAAP

The total combined EBITDA for the Company's stations improved by $10,145,000 from $5,920,000 for the first nine months of 2001 to $16,065,000 for the first nine months of 2002. This improvement was a result of EBITDA increases at the Company's Ukrainian, Slovenian, Slovakian and Romanian operations

The Company's Ukrainian operations' EBITDA improved by $2,408,000 to $4,150,000 for the first nine months of 2002 from $1,742,000 for the first nine months of 2001. This improvement was achieved as a result of an increase of $5,911,000 in Studio 1+1's net revenues for the nine months of 2002 compared to the nine months of 2001, partially offset by an increase of $3,503,000 in operating costs. The increase in net revenues was as a result of the continuing recovery of the Ukrainian advertising market. The increase in operating expenses is a result of the Company significantly increasing its investment in programming for 2002 in response to the competitive environment and on the basis of expected revenue growth.

The Company's Slovenian operations' EBITDA improved by $1,379,000 to $6,236,000 for the first nine months of 2002 compared to $4,857,000 for the nine months of 2001. The improvement was primarily a result of additional revenues of $3,370,000 offset by an increase in operating costs of $1,991,000. The increases in operating costs are primarily a result of the FIFA World Cup in June 2002.

The Company's Slovak operations' EBITDA improved by $309,000 to $3,129,000 for the first nine months of 2002 compared to $2,820,000 for the first nine months of 2001. This improvement a result of an increase in net revenues of $2,529,000, partially offset by an increase in operating costs of $2,220,000 for the first nine months of 2002 compared to the first nine months of 2001. The increase in operating costs is primarily attributable to an increased investment in local production.

The Company's Romanian operations' EBITDA increased by $6,049,000 to $2,550,000 for the first nine months of 2002 compared to a loss of $3,499,000 for the first nine months of 2001. This increase was a result of a decrease of $5,989,000 in operating costs and increase in net revenues $60,000. The Company has restructured its Romanian subsidiary's operations and implemented controls to reduce costs. The Company also sold its interest in Video Vision in November 2001.

For the reasons described above total combined EBITDA improved by $10,145,000 from $5,920,000 for the first nine months of 2001 to $16,065,000 for the first nine months of 2002.

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

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain Subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At September 30, 2002 the Company held no foreign exchange contracts.

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

Approximately 95% of the Company's debt was maintained with a fixed interest rate as at September 30, 2002 compared to 37% as at December 31, 2001. The Company has two tranches of debt that provide for interest at a spread above a basis rate (such as LIBOR). A significant rise in these base rates would have an adverse effect on the Company's business, financial condition and results of operations.

Interest Rate Table as at September 30, 2002

Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate	$ 228	-	$ 183,751	-	-
Average Interest Rate	9.1%	-	9.1%	-	-

Variable Rate	-	-	$ 2,328	8,128	-
Average Interest Rate	-	-	10.5%	6.5%	-

Interest Rate Table as at December 31, 2001
Expected Maturity Dates	2002	2003	2004	2005	Thereafter
	US$000s
Total Debt:
Fixed Rate	$ 989	-	$ 63,621	-	-
Average Interest Rate	9.1%	-	8.2%	-	-

Variable Rate	$ 2,660	-	$ 99,942	$ 7,028	-
Average Interest Rate	5.4%	-	8.4%	8.4%	-

Variable Interest Rate Sensitivity as at September 30, 2002
Value of debt as at	Present	Yearly interest	Yearly interest charge if interest rates increase by : ($000s)
09/30/02 ($000's)	Interest Rate	Charge ($000s)	1%	2%	3%	4%	5%
8,128	6.5%	530	611	693	774	855	936
2,328	10.5%	245	268	292	315	338	362

Item 4. Controls and Procedures

The Company operates in emerging markets some of which do not have fully developed judicial and economic systems. The language and management practice in these markets can differ significantly from Western norms and standards. To mitigate this and to ensure the Company maintains the strongest set of internal controls possible, the Company has designed and implemented a number of additional controls over and beyond the normal level of internal controls. Specifically;

  all finance directors of local stations are the Company's employees and have final control over any payments in excess of $50,000;

  the Company has implemented both an internal control manual and specific corporate governance resolutions in each station detailing standards and controls which would be seen as normal in the Western environment; and

  significant corporate resource is devoted to detailed management of individual transactions and oversight review with the authority to approve related party transactions, add to the total staff count or spend outside the budget reserved for the discretion of the local Boards of Directors.

However, despite the additional controls the Company remains reliant on the co-operation and compliance of our local partners who significantly influence the day to day operation of our stations.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the company's Chief Executive Officer and Chief Financial Officer believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed to the company's management, including its principal executive officer and principal financial officer, are appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including statements regarding the potential amount to be awarded to the Company in connection with the arbitration tribunal's decision finding that the Czech Republic violated the Netherlands - Czech Republic Bilateral Investment Treaty, the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, the Company's anticipated 2002 results, the future interest rate, future investments in existing television broadcast operations, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results affecting the financial position, results of operations and cash flows of the Company could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the future interest rates, the regulatory environment and compliance, the relationship with our operating partners, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors and the ability to collect on the Czech Republic arbitration award.

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

On February 9, 2001, the ICC Arbitration Tribunal issued a final award in the arbitration claim filed on April 26, 1999. The ICC Arbitration Tribunal found that Dr. Zelezny had breached the share purchase agreement and that the share purchase agreement was a valid and enforceable contract. In light of those holdings, the Tribunal ordered Dr. Zelezny to immediately refund to the Company the $23,350,000 it had paid him pursuant to the share purchase agreement, plus interest (a total of approximately $27,100,000, accruing further interest at approximately $3,200 per day) and costs of $250,000. As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $90,901.52 and CZK 262,139,400 (approximately $8,656,322). Furthermore, on September 22, 2002 CME Media Enterprises BV received an additional $20,240,000 from MEF Media Akciova Spolecnost ("MEF") without specification of the title of such payment ("MEF payment"). On October 17, 2002 Dr Zelezny filed with the relevant court in the Czech Republic several requests to terminate the enforcement of the award in the Czech Republic asserting that this obligation under the award has been fulfilled, inter alia, by the MEF payment made by MEF on his behalf. The Company will return the Nova Consulting share to Dr. Zelezny once it receives an acknowledgement from him or MEF Holding that the payment was made on Dr. Zelezny's behalf to meet his obligations under the ICC Award. The Company has not yet fully recovered the cost of enforcement of the ICC Award. There can be no assurance that the Company will be able to collect all or any significant part of the enforcement costs.

On June 30, 1999, CNTS filed an action with the Regional Commercial Court of Prague requesting that the court declare invalid an agreement between CET and another Czech company, Produkce, a.s. under which CET purported to transfer CET's 1% participation interest in CNTS to Produkce, a.s., since that transfer did not comply with the CNTS Memorandum of Association. The Court determined that the transfer was invalid; CET and Produkce have appealed and the appeal was rejected. CET and Produkce have filed an extraordinary appeal.

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET 21's termination of the Service Agreement with CNTS is invalid and that CET 21 is obliged to co-operate in broadcasting TV NOVA exclusively with CNTS. The Service Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET 21 and CNTS in broadcasting TV NOVA. Based on that filing the High Court in Prague rejected those claims. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again. On July 4, 2002 the City Court of Prague refused CNTS's request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it. CNTS filed an appeal on August 5, 2002.

In May 2001, CME filed a contesting petition against CET 21, MEF Media a.s. and Edikon a.s, the entities that acquired the diluted share of Dr Zelezny in CET 21, by which CME requested a determination that the dilution of Dr Zelezny's share is invalid or at least ineffective as to CME. In that proceeding, CME has already been granted several preliminary injunctions prohibiting CET 21, MEF Media and Edikon from disposing of their shares and prohibiting further dilution or transfer of Dr Zelezny's shares. The preliminary injunctions were confirmed by the Court of Appeal. MEF Media a.s. and Dr. Zelezny have recently offered settlement terms that would allow for the lifting of the injunctions. In the opinion of management of the Company the offered terms were wholly inadequate.

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic.

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that the Company suffered as a result of its violations of the Treaty by payment of the fair market value of the Company's investment as it was before consummation of the Czech Republic's breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay $1,008,000 to the Company as a refund to the Company of its legal costs and expenditures and of its payments of the Tribunal's fees and disbursements. The hearings to quantify CME's damages took place in London between September 2 and September 13, 2002. The evidentiary records have been closed, and all testimony was taken at the September hearing. The closing argument in the Quantum Phase will be heard from November 11 to November 14, 2002 in London, and it is expected that a final award will be issued by the Tribunal early in 2003.

The Czech Republic has filed a collateral challenge of the final partial award in the Swedish courts. The Company filed its sur-reply to the collateral challenge on October 15, 2002 and anticipates that this matter will be heard in the first quarter of 2003.

The Company believes that CET's actions violate the Cooperation Contract and CET's obligations under the CNTS Memorandum of Association, as well as Czech media laws. The continued suspension of CNTS's operations has had a material adverse effect on the Company.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000, the Company reported that AITI, a television station in Ukraine, commenced a court action in Ukraine against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine TV Council. After the appeal process was completed, the challenge to the Studio 1+1 license was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

Subsequent to that, AITI commenced another action, this time in the Economic Court in the City of Kiev, a lower court to the Supreme Arbitration Court of Ukraine, making almost identical allegations. These were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favour. The Ukraine TV Council, Studio 1+1, and the Public Prosecutor's Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev's decision of February 1, 2002. This decision was appealed to the Court of Cassation, the same court that ruled in favour of Studio 1+1 on April 5, 2001. At the final hearing on November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts were void on the basis that neither court had taken into account all the facts surrounding the case. It further ruled that the case be returned to the Economic Court in Kiev. Studio 1+1, as an interested third party, has filed a request with the Supreme Court of Ukraine to accept an appeal of the Court of Cassation decision. If the appeal is accepted, the Supreme Court will be asked to annul the ruling of the Court of Cassation and to terminate these legal proceedings in favour of Studio 1+1 and the Ukraine TV Council.

The Company will continue to defend its position vigorously at the court of first instance level.

The Company's subsidiary MPI continues to be involved in a dispute between two of its minority shareholders, Mr. Ion Tiriac and Mr. Adrian Sarbu. As part of this dispute, Rootland Trading Limited ("Rootland"), the vehicle through which Mr Tiriac holds his shares in MPI, had commenced three court actions against MPI, one of which was, as previously reported, withdrawn during the second quarter. A second action relating to the appointment of independent accounting experts investigating MPI's activities continues, but it is not believed by the Company to have any merit. This dispute was suspended by the Bucharest Law Court - Commercial Section and transferred to the Constitutional Court and the Company is awaiting a hearing date to be set by the Constitutional Court to consider this matter.

The third action was brought on December 20, 2001, again by Rootland. It was brought in the Bucharest Commercial Court against MPI and its remaining shareholders, including the Company. The basis of the claim was that due to Rootland contributing to a share capital increase in advance of the remaining MPI shareholders, it has been uniquely allotted additional shares in MPI, thereby increasing its stake from 19% to a controlling 64.9%. The litigation resulted in several hearings, until all parties agreed to suspend the action at the last hearing on September 12, 2002.

The Company believes that all three court cases were initiated as part of the dispute between Mr. Tiriac and Mr Sarbu. So long as the terms of a recent settlement reached between Mr. Sarbu and Mr. Tiriac are implemented, Mr. Tiriac has agreed that Rootland will withdraw all outstanding lawsuits against MPI during the fourth quarter of 2002.

In February 2002, Pro Plus's transaction account was blocked by a court decision for an amount of $1.5 million with respect to a ruling made by the Regional Court in Ljubljana in relation to the lawsuit initiated by the Slovene Author's Organization for the payment of $2 million. The $1.5 million has been included in the Company's Consolidated Balance Sheet as restricted cash. In October 2002, Pro Plus entered into a settlement agreement with the Slovene Author's Organization pursuant to which an application has been filed to remove the restriction on the transaction account of Pro Plus and all litigation in respect of this matter will be terminated by the parties. Pro Plus expects the restriction on the use of these funds to be officially lifted by the end of November.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. Other than those claims discussed above, the Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Item 2. Changes in Securities and Use of Proceeds

On July 31, 2002, CME, together with certain of its subsidiaries, entered into a credit facility with affiliates of GoldenTree Asset Management pursuant to which these affiliates of GoldenTree Asset Management agreed to provide up to $30 million in debt financing to the CME Group. As partial payment for the fees to be paid to the affiliates of GoldenTree Asset Management in connection with the credit facility, CME agreed to issue Warrants to these affiliates of GoldenTree Asset Management. The minimum number of warrants to be issued is 174,000 of CME's Class A common stock, par value $.08 per share if only one $15 million tranche is drawn down. The maximum number of warrants which could be issued is 696,000 of CME's Class A common stock, par value $.08 per share if the entire $30 million credit facility is drawn down. The exercise price for all the Warrants is equal to $10.015 per share. The Warrants are exercisable at the option of GoldenTree Asset Management until June 15, 2004. CME is issuing the Warrants to the affiliates of GoldenTree Asset Management in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. CME also has agreed in a Registration Rights Agreement to register for resale the shares of Class A common stock into which the Warrants are exercisable. (For further discussion, see Part I, Note 10 to the Consolidated Financial Statements above, "Financing arrangement with GoldenTree Asset Management ".)

Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

99.01 Sarbanes-Oxley Certification - CEO, dated November 6, 2002

99.02 Sarbanes-Oxley Certification - CFO, dated November 6, 2002

b) Reports on Form 8-K

Nine Months to September 30, 2002 - Form-8Ks were filed on February 6, 2002, February 13, 2002, April 25, 2002, July 16, 2002, July 19, 2002, July 31, 2002, August 1, 2002, August 30, 2002, September 18, 2002 and September 20, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2002	/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2002	/s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President - Finance (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Frederic T. Klinkhammer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central European Media Enterprises Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer Chief Executive Officer

CERTIFICATIONS

I, Mark J. L. Wyllie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central European Media Enterprises Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 6, 2002	/s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.01	Sarbanes-Oxley Certification - CEO, dated November 6, 2002
99.02	Sarbanes-Oxley Certification - CFO, dated November 6, 2002