Form 10-K
period 2002-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-03-10
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Class A Common Stock, $0.08 par value
9 3/8% Notes Due 2004
8 1/8% Notes Due 2004

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [X] No [ ]

The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 3, 2003 was approximately $105 million

Number of shares of Class A Common Stock outstanding as of March 3, 2003 : 9,256,884

Number of shares of Class B Common Stock outstanding as of March 3, 2003 : 3,967,368

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on May 22, 2003	Part III

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	3
Item 2	Properties	25
Item 3	Legal Proceedings	25
Item 4	Submission of Matters to a Vote of Security Holders	28

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	29
Item 6	Selected Financial Data	29
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8	Financial Statements and Supplementary Data	52
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	115

PART III
Item 10	Directors and Executive Officers of the Registrant	116
Item 11	Executive Compensation	116
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116
Item 13	Certain Relationships and Related Transactions	116

PART IV
Item 14	Controls and Procedures	117
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	117

SIGNATURES

CERTIFICATIONS

PART I

ITEM 1. BUSINESS

GENERAL

Central European Media Enterprises Ltd. ("CME") is a Bermuda corporation. All references to the "Company" include CME and its direct and indirect Subsidiaries, and all references to "Subsidiaries" include each corporation or partnership in which CME has a controlling direct or indirect equity or voting interest.

CME operates in collaboration with local partners in all its markets. These local partners all have shareholdings in the license or operating companies.

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

Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates. All references to '$' or 'dollars' are to U.S. dollars, all references to 'Kc' are to Czech korunas, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenian tolar, all references to 'Sk' are to Slovak korunas, all references to 'Hrn' are to Ukrainian hryvna. The exchange rates as of December 31, 2002 used in this report are 33,500 ROL/$; 221.07 SIT/$; 40.04 Sk/$; 5.33 Hrn/$; 30.14 Kc/$, and 0.95 Euro/$.

CORPORATE STRUCTURE

CME was incorporated  on June  15, 1994 under the laws of Bermuda.  The Company's assets are held through a series of Dutch and Netherlands Antilles holding companies (see chart entitled “Simplified Corporate Structure – Continuing Operations”).

Laws, regulations and policies in some of the Company's markets generally restrict the level of direct or indirect interests that any non-local investor such as the Company may hold in companies holding broadcast licenses. As a result some broadcast licenses are held by companies majority owned by the Company's local partners and the Company owns controlling interests in operating companies which provide programming, advertising and other services to the license holding companies. References to POP TV, Kanal A, PRO TV, Acasa, Markiza TV and Studio 1+1 in this report may be to either the license company or the operating companies or both, as the case may be. The Company does not own a controlling voting interest in its Slovak Republic operations but is entitled to and obligated for 70% of the economics.

Page 3

Czech Republic

See Part I, Item 3, "Legal Proceedings" for a discussion on the ongoing dispute between the Company’s subsidiary in the Czech Republic CNTS and  CET in connection with Nova TV. The outcome of these legal proceedings will have a significant impact on the Company’s financial position.

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles Holding Companies
100%
CME Development Corporation (Delaware)
60%/60%
Innova, IMS, Intermedia (Ukraine Group)
30%/30%
Studio 1+1 (Ukraine)
90%/90%(1)
Kanal A (Slovenia)
96.85%/ 96.85%(2)
Pro Plus (Slovenia)
10%
100%
Pop TV (Slovenia)
44%/66%
Media Pro S.R.L. (Romania)
49%/66%
Pro TV S.R.L. (Romania)
66%/66%
MPI (Romania)
70%/70%
Media Vision (Romania)
49%/70%
STS (Slovakia)
51%/30%
34%/0.1%
Markiza-Slovakia s.r.o. (Slovakia)

1st Figure represents the company's voting interest
2nd Figure represents the company's economic interest
(1) Shares held in trust in favour of CME
(2) The registration of the ownership interests of the Company in Pro Plus, POP TV and of Pro Plus in Kanal A are pending

SEE EXHIBIT 21 FOR FULL LIST OF SUBSIDIARIES

Continuing Operations

The following table shows the key license companies, license expiration date, operating companies, economic and voting interests of the Company in each of its operations as at March 10, 2003.

Country	License Expiration	TV License Company	CME Voting Interest	TV Operating Company	Economic Interest	CME Voting Interest

Romania (1)	2003-2008	Pro TV S.R.L.	49%	MPI	66%	66%
		Media Pro S.R.L.	44%	Media Vision	70%	70%
Slovenia	2012(2)	POP TV	96.85%(3)	Pro Plus	96.85%(3)	96.85%(3)
	2012	Kanal A	99.7%
Slovak Republic	2007	Markiza-Slovakia s.r.o.	34%	STS	70% (4)	49%
Ukraine	2006	Studio 1+1	18%	Innova, IMS, Inter-media	60%	60%

(1)

During 2002, there was a change in the Media law in Romania requiring all license holding companies to become the main operators of the licenses they hold.  As a result  the Company is in the process of reorganizing its corporate structure in Romania.  See “Operations by Country-Romania”, below for more discussion. Licenses which cover 19% of the Romanian population, including the license for Bucharest, expire from October 2003. To date, licenses have been renewed as they expired.  The remaining licenses expire on dates ranging from 2004 to 2008.

(2)	On July 15, 2002 the Slovenian Media Council agreed to extend all licenses held by POP TV and Kanal A until August 2012.
(3)	As of January 30, 2003 POP TV became a subsidiary of Pro Plus; the change in ownership is subject to registration.
(4)

On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza.  As a result of this acquisition, the Company is entitled to 70% of STS' profits as opposed to 80% prior to the acquisition.

License Renewal

Management believes that the licenses for the television license companies will be renewed prior to expiry.  In Romania, the Slovak Republic and Slovenia local regulations do contain a qualified presumption for extensions of broadcast licenses. However, there can be no assurance that any of the licenses will be renewed upon expiration of their current terms.  The failure of any such license to be renewed could adversely affect the results of the Company’s operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which the Company operates.

In Ukraine, the  license to broadcast is currently being challenged in the Arbitration Court of Kiev.  It is alleged that Studio 1+1 was granted two licenses by the Ukraine TV Council and that the required license fee was not paid.  These and almost identical allegations have been the subject of various legal actions for over two years. CME believes that these allegations are groundless.  See Part I, Item 3, “Legal Proceedings”, below.

Regulation

The Company’s Form 10-K refers to broadcasting regulatory authorities or agencies as “The Media Council”. These authorities or bodies are as follows:

Romania – National Audio-Visual Commission
Slovenia – Telecommunications, Radio Diffusion and Postal Agency
Slovak Republic – Council of the Slovak Republic for Broadcasting and Television Transmission
Ukraine – National Council for Television and Radio Broadcasting
Czech Republic – Council of the Czech Republic for Radio and Television Broadcasting

OPERATING ENVIRONMENT

The Company's television stations and networks reach an aggregate of approximately 69 million people in four countries. The Company's national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 2002 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 2002.  In Ukraine, for 2002, the Company’s national private television station and network had the leading nationwide average audience share for television stations broadcasting in the Ukrainian language.

The market ratings of the Company's stations in their respective markets are reflected below.

Country	CME Station and Networks	Launch Date	Technical Reach (1)	2002 Audience Share (2)	Market Rank (2)

Romania	PRO TV	December 1995	68%	19.2%	1
	Acasa	February 1998	52%	6.2%	4
Slovenia	POP TV	December 1995	87%	29.3%	1
	Kanal A	October 2000 (3)	80%	11.0%	3
Slovak Republic	Markiza TV	August 1996	96%	48.2%	1
Ukraine	Studio 1+1	January 1997	95%	22.2%	2

(1)	“Technical Reach” measures the percentage of people in the country who are able to receive the signals of the indicated stations and networks. Source: CME stations.
(2)

Nationwide all day audience share and rank (except Romania and Ukraine, which is audience share and rank within coverage area). Source: (Romania: Peoplemeters CSOP Gallop/Taylor Nelson Sofres, Slovenia: Peoplemeters AGB Media Services, Slovak Republic: Visio / MVK, Ukraine: AGB Ukraine).

(3)	Kanal A was originally launched in 1991 and re-launched in October 2000 after CME assumed control of the operations, economics and programming of Kanal A.

The following table sets forth the population, technical reach, number of TV households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where the Company has broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	TV Households (in millions) (3)	Per Capita GDP 2001 (4)	Cable Penetration (5)

Romania	22.4	15.3	7.6	$1,695	51%
Slovenia	2.0	1.7	0.7	$9,780	52%
Slovak Republic	5.4	5.2	1.9	$3,804	28%
Ukraine	49.1	46.6	18.6	$766	27%

Total	78.9	68.8	28.8

(1)	Source: World Bank Group, 2001.
(2)	Source: CME Stations.
(3)	Source: Kagan World Media, European Television 2001. A TV household is a residential dwelling with one or more television sets.
(4)	Source: World Bank Group 2001.
(5)

Source: Romania and Slovak Republic: Informa Media Group, European Television 6th Edition 2002.  Slovenia and Ukraine: IP European Key Facts, Television 2001. Ukraine data refers to Urban only. Penetration refers to the percentage of TV Households who subscribe to cable television.

Television Advertising Expenditures

The following table sets out the recent levels of television advertising expenditures in those countries where the Company does business. (Note: All figures are current Company estimates and are in $US millions).

Country	1998	1999	2000	2001	2002

Romania	87	69	69	63	66
Slovenia	51	49	47	47	48
Slovak Republic	56	43	42	42	47
Ukraine	65	32	35	50	60

In Romania, the television advertising market grew by 5% showing a reversal of earlier trends. In Slovenia television advertising revenues remained constant expressed in local currency terms. In the Slovak Republic television advertising revenues increased by 3%, expressed in local currency terms. Further, the Slovenian tolar appreciated by 2% and the Slovak koruna appreciated by 7% and against the dollar. Therefore, television advertising expenditures in US Dollar terms increased by 2% in Slovenia and 11% in the Slovak Republic. In Ukraine, television advertising revenues continued their recent trend with a significant increase of 20% in US Dollar terms.

THE EUROPEAN UNION

If any Central or Eastern European country in which the Company operates becomes a member of the European Union (the "EU"), the Company's broadcast operations in such country would be subject to relevant legislation of the EU, including programming content regulations.  Slovenia, the Slovak Republic and the Czech Republic are expected to be admitted into the EU in the first wave of the enlargement process in 2004.  It is currently anticipated that Romania will be admitted sometime after 2007.

The EU's Television Without Frontiers directive (the "EU Directive") sets  forth the legal  framework  for television broadcasting in the EU. It requires broadcasters, where "practicable and by appropriate means," to reserve a majority proportion of their broadcast time for "European works." Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. In addition, the EU Directive provides for a 10% quota of either broadcast time or programming budget for programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising spots, including direct sales advertising.  The necessary legislation in Romania, Slovenia and the Slovak Republic is now in line with the EU Directive and it has had no material adverse effect on the Company’s operations.

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

RISK FACTORS

This annual report, our Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Forward-looking Statements" in Part II, Item 7. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this annual report.

Risks Relating to Our US$100 million 9 3/8% and Euro 71.6 million 8 1/8% (approximately US$75 million) Senior Notes Due in 2004

We may not be able to repay our US$100 million and Euro 71.6 million (approximately US$75 million) Senior Notes Due in 2004.

In 1997 we issued Senior Notes, denominated in part in U.S. dollars and in part in Euros.  These Senior Notes, aggregating approximately $175 million in principal amount at December 31, 2002, are due on August 15, 2004.  We do not expect cash on hand at December 31, 2002 plus revenues which may be generated from operations between now and August 15, 2004 to be sufficient to fund the payment of the Senior Notes at maturity.  Our ability to refinance or repay the Senior Notes will depend upon the outcome of pending litigation concerning our former Czech Republic operations and our ability to collect from the Czech Republic any final  award determination (see Part I, Item 3, “Legal Proceedings”) and/or our ability to attract equity investors.  If we are unsuccessful in these respects and are not able to repay or refinance the Senior Notes, we are unlikely to be able to continue operations.

Alternative sources of financing may include public or private debt or equity financings, sale of assets or other financing arrangements. Any additional equity or equity-linked financing may dilute our common shares. In addition, such additional financing may or may not be available or available on acceptable terms.  Any future credit agreement or other debt agreement may limit our ability to incur additional debt. These limits could adversely affect our ability to finance our business plan.

Our leverage, debt service obligations and debt instrument restrictions could adversely affect our business

We are highly leveraged. As of December 31, 2002, we had total consolidated debt of $205 million and shareholders' deficit of $96 million. Our consolidated interest expense for the year ended December 31, 2002 was $15.3 million. Our operating income for the year ended December 31, 2002 was $13.4 million.

Our level of debt could have important consequences for our business, including the following:

- we may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
- the payment of principal and interest on debt will reduce the amount of cash available to finance our operations and other business activities; and
- our debt level makes us more vulnerable to economic downturns and adverse developments in our business.

The indenture for the Euro 71.6 million (approximately US$75 million) 8 1/8% and US$100 million 9 3/8% Senior Notes  restricts our ability to, among other things, incur additional debt and make investments. In addition, our subsidiaries' ability to incur debt beyond a certain amount is limited by this indenture. These restrictions may impede our ability to finance programming expenditures, acquisitions and other business opportunities.

Our $30 million financing agreement with GoldenTree Asset Management contains negative covenants, including those restricting our ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business.  Security has been provided in the form of guarantees and pledges. Guarantees have been provided by CME and Central European Media Enterprises N.V.  Pledges, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V.

Risks Relating to the Company

We have a history of losses and may not be profitable in the future

We have incurred net losses since inception and we may incur additional net losses for the next several years. As of December 31, 2002, we had an accumulated deficit of $452 million.

Our future ability to generate operating profits and net profits will be dependent upon a number of factors that are difficult to predict, such as our ability to:

- retain and renew licenses;
- attract and maintain audiences;
- generate advertising revenues;
- develop additional revenue streams; and
- control costs in all areas, but particularly programming costs.

There are also a number of external factors over which we have no control, such as the level of economic growth and consumer and advertising spending in our markets.

We and our subsidiaries have a number of tax contingencies that may be material

We have accrued tax liabilities and interest and penalties on overdue tax liabilities, in the aggregate, of $23.3 million in our December 31, 2002 balance sheet.  Included in accrued tax liabilities is a provision for $3 million related to our agreement with the Dutch tax authorities.  The Dutch tax authorities have agreed that payment of this amount is to be made from any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings (See Part I, Item 3 “Legal Proceedings”).   We have agreed with the Dutch tax authorities that the question of taxability of any award against the Czech Republic shall be determined by the Dutch tax courts based upon an agreed statement of fact.  Until that court decision, we have agreed with the Dutch tax authorities to deposit 35% of the net proceeds of any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings in a nominated bank account. Any such deposit will be treated as restricted cash.  The major portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at our Romanian subsidiaries.  A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule.  Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met.  Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate.

Our holding company structure limits our access to cash flow

We conduct all of our operations through subsidiaries and affiliated companies.  Accordingly, our primary internal source of cash and our ability to service debt are dependent upon the earnings of our subsidiaries and affiliated companies and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, CME.  We may not be able to compel certain of our subsidiaries and affiliated companies to make distributions to service the Senior Notes and other CME obligations.  Our ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate.  The subsidiaries’ or affiliated companies ability to make distributions to CME is also subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities.  The laws under which our operating subsidiaries and affiliated companies are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses.  If our subsidiaries or affiliated companies are unable or unwilling to make distributions to CME and we are unable to obtain additional debt or equity financing, we may be unable to continue to service the Senior Notes.

We do not have sole management control of our unconsolidated affiliates

We own certain subsidiaries and affiliated companies jointly with various strategic partners. We have management control over the subsidiaries in which we have a majority interest. However, we are not able to control the operations, strategies and financial decisions of affiliated companies such as Markiza TV in the Slovak Republic in which we are a minority shareholder. Therefore, without the consent of the relevant partners, we may be unable to cause these subsidiaries and affiliated companies to distribute funds, to implement strategies or to make programming decisions that we might favor.

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the US dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. Changes, mainly in the value of the Euro as compared to the US dollar, may have an adverse effect on our reported results of operations and financial condition.

We are also exposed to risks related to non-US dollar borrowings, particularly  our Euro 71.6 million ($75million) Senior Note debt. As the net position of our unhedged foreign currency transactions may fluctuate, our earnings may be negatively affected.

For a detailed analysis of our exposure to exchange rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosure about Market Risk” and to “Foreign Currency” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk Factors Relating to Our Operating Environment

We face legal and regulatory challenges in several jurisdictions in which we operate

Ukraine

In 2001 AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI’s allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine Media Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor’s Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

Romania

We were involved in a dispute with a minority shareholder in MPI, Mr. Tiriac, during 2002.  As part of this dispute, Mr. Tiriac and his representatives commenced three court actions against MPI.  At the request of Mr. Tiriac’s lawyers all of these cases were suspended towards the end of 2002 and are in the process of being formally withdrawn.  The withdrawal of these court actions was part of an overall agreement reached between Mr. Tiriac and Mr. Sarbu under which Mr. Tiriac agreed to sell his shareholding in MPI and the Romanian license holding companies in exchange for a multi-year series of payments from Mr. Sarbu.

In September 2002, the Romanian Media Council notified all television stations in Romania that they would like to see their operations restructured by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold.  The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring.  At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as exists between our subsidiary MPI and the two Romanian license holding companies, are not permissible under the new law. We are in discussions with our partners in Romania to transfer the operation of the broadcasting licenses from MPI to the main license holding company Pro TV SRL and to increase our stake in Pro TV SRL from the existing 49% to a majority 66% stake as permitted under the new Media Law that came into force on July 22, 2002.  In connection with these discussions, it is expected that the secondary license holding company, Media Pro SRL, would apply to the Romanian Media Council to transfer the licenses it owns to Pro TV SRL, as this is also permitted under the new Media Law.  We are in the process of commencing the legal and regulatory steps required in order to complete this restructuring procedure.

Upon completion of this restructuring we would have majority control over all the key licenses it operates in Romania.  Currently we only have minority stakes in the two Romanian license holding companies, albeit with blocking rights. We are dependent on our partners’ agreement to the restructuring in order to comply with the new audio-visual law.

In our Consolidated Balance Sheet there are current tax liabilities and estimated interest and penalties on outstanding tax liabilities. A significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability with regard to our Romanian subsidiaries.  A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule.  This rescheduling is permitted under Romanian law subject to written application demonstrating compliance with a series of objective criteria. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate.

As at December 31, 2002, 33% of the Romanian subsidiaries’ accounts receivable balance was more than 360 days old. This represents an improvement against the 35% reported as at both December 31, 2001 and September 30, 2002.  An improvement was also achieved in 180-360 days old category as the balance was reduced from 20% at December 31, 2001 to 9% at December 31, 2002.  Subsequent to year end $7,672,000 was received with $860,000 being against debt older than 360 days. Accordingly, $831,000 of the total bad debt provision was released in the fourth quarter resulting in a total decrease to the total bad debt provision of $738,000 in the twelve months ended December 31, 2002.  On our Consolidated Balance Sheet, the total provision for bad debt is $7,481,000, of which the provision for Romanian bad debts is $5,733,000.  The total gross accounts receivable in respect to our Romanian operations is $15,544,000 (included in “Accounts Receivable” in the Consolidated Balance Sheet, see Part II, Item 8).

Risks Relating to Our Industry

Our licenses may not be renewed

The licenses to operate our broadcast operations are effective for the following periods:

Slovenia	The licenses of our operations in Slovenia expire in 2012
Slovak Republic	The license of our partner in the Slovak Republic expires in 2007
Ukraine	The license to provide programming and sell advertising to UT-2 in Ukraine expires in 2006
Romania

Licenses which cover 19% of the Romanian population, including the license for Bucharest, expire from October 2003. To date, licenses have been renewed as they expired. The remaining licenses expire on dates ranging from 2004 to 2008

In Romania, the Slovak Republic and Slovenia, local regulations do contain a qualified presumption for extensions of broadcast licenses, however, these licenses may nevertheless not be renewed upon the expiration of their current terms. The failure of any such licenses to be renewed may have a material adverse effect on our operations.

Our operating results are dependent on the sale of commercial advertising time in developing markets

Our business relies on advertising revenues, which depends partly upon prevailing general economic conditions. Our advertising revenues depend on our stations' broadcast reach, television viewing levels, the relative popularity of our programming and the pricing of advertising time. Furthermore, increases in advertising spending have generally corresponded to economic recoveries, while decreases have generally corresponded to general economic downturns and recessions. Advertising spending in 2002 decreased in the United States of America and most European countries but not in the countries in which we operate. Advertising spending or advertising spending growth in our markets may decline in the future. If our television audience shares decline for any reason,  we may not be able to maintain our current levels of advertising income or the rates we can charge advertisers. We must also compete for advertising revenues with other forms of advertising media, such as radio, newspapers, magazines, outdoor advertising, transit advertising, telephone directory advertising, on-line advertising and direct mail. Any decline in advertising revenues may adversely affect our results.

Risks Relating to the Markets in which we Operate

Our operations are in developing markets

Our revenue generating operations are located in Central and Eastern Europe, namely Romania, the Slovak Republic, Slovenia and Ukraine, and have a country risk as follows:

Country	Rating	Detail of Rating

Slovenia	A2	Default probability is still weak even in the case when one country's political and economic environment or the payment record of companies are not as good as A1-rated countries.

Slovak Republic	A4	An already patchy payment record could be further worsened by a deteriorating political and economic environment. Nevertheless, the probability of a default is still acceptable.

Romania	B	An unsteady political and economic environment is likely to affect further an already poor payment record.

Ukraine	D	The high risk profile of a country's economic and political environment will further worsen further a generally very bad payment record.

Source : Coface USA.  Country ratings issued by the Coface Group measure the average default risk on corporate payments in a given country and indicate to what extent a company's financial commitments are affected by the local business, financial and political outlook. Coface continuously monitors 140 countries using a spectrum of indicators incorporating political factors; risk of currency shortage and devaluation; ability to meet financial commitments abroad; risk of a systemic crisis in the banking sector; cyclical risk; and payment behavior for short term transactions.

These markets have economic and legal systems, standards of corporate governance and business practices which continue to develop.  This may cause us difficulties in exercising our shareholder and economic rights.   Although the general trend in the markets in which we operate and intend to operate has been toward more open markets and trade policies and the fostering of private economic activity, the governments in the region may not continue to pursue such policies and such policies could be altered significantly, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting economic, political or social life. Accordingly, social unrest, political instability, economic distress or other factors beyond our control in any such Central or Eastern European country could have a material adverse effect on our business.

We are subject to a high level of government regulation

Our broadcast operations are subject to extensive government regulation as to the issuance, renewal, transfer and ownership of station licenses, as well as the timing and content of programming and the timing, content and amount of commercial advertising permitted.  Only in Ukraine is there a regulatory system which restricts the amount of direct interest which we may hold in television stations.  However, in all our markets, there are restrictions on our ability to own our equity interest in more than one broadcaster. In Ukraine and in countries where we do not control the license holding companies we have arrangements to provide programming, advertising and other services (including management services) to the station.  These arrangements may be subject to regulatory review in the future which may limit our influence with respect to our local broadcast partners and/or deny us the opportunity to profit from our investment.  There are also regulations requiring that certain percentages of programming be produced or originated in local markets.  The cost of programming could also increase as a result of political initiatives taken by the European Union to increase the amount of European-produced programming broadcast.  In addition, broadcast regulations and license conditions in our markets impose operating conditions relating, for example, to required amounts of broadcasting and the content and quantity of advertising which may be broadcast.  While we believe that we and our Subsidiaries and affiliated companies are in compliance in all material respects with applicable laws, rules, regulations and licenses,  more restrictive laws, rules, regulations or enforcement policies may be adopted in the future which could make compliance more difficult or expensive or otherwise adversely affect our business or prospects.

Enforcement of civil liabilities and judgments may be difficult.

CME is a Bermuda company, and substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States of America. However, it may not be possible for investors to enforce outside the United States of America judgments against CME obtained in the United States of America in any civil actions, including actions predicated upon the civil liability provisions of the United States of America federal securities laws.  In addition, certain of our directors and officers are non-residents of the United States of America, and all or a substantial portion of the assets of such persons are or may be located outside the United States of America.  As a result, it may not be possible for investors to effect service of process within the United States of America upon such persons, or to enforce against them judgments obtained in the United States of America courts, including judgments predicated upon the civil liability provisions of the United States of America federal securities laws.  There is uncertainty as to whether the courts of the countries in which we operate would enforce (i) judgments of United States of America courts obtained against us or such persons predicated upon the civil liability provisions of the United States of America federal and state securities laws or (ii) in original actions brought in such countries, as applicable, liabilities against us or such persons predicated upon the United States of America federal and state securities laws.  A final and conclusive judgment in Federal or State courts of the United States of America under which a sum of money is payable (not being a sum payable in respect of taxes or other charges of a like nature or in respect of a fine or other penalty or multiple damages) may be subject to enforcement proceedings as a debt in the Supreme Court of Bermuda under the common law doctrine of obligation.  Among other things, it is necessary to demonstrate that the court which gave the judgment was competent to hear the action in accordance with private law principles as applied in Bermuda and that the judgment is not contrary to public policy in error in Bermuda, has not been obtained by fraud or in proceedings contrary to natural justice and was not based on error in Bermuda law.

Risks Relating to Our Common Shares

The price of our common shares is likely to remain volatile

The market price of our common shares is likely to be volatile. Events that could cause future volatility may include, among other things:

- Announcement of the monetary value of the Czech award or collection or failure to collect the Czech award; and
- Conditions or trends in Europe and our markets.

Many of these events are beyond our control. These factors may materially adversely affect the market price of our common shares, regardless of future operating performance

OPERATIONS BY COUNTRY

ROMANIA

General

Romania is a parliamentary democracy of approximately 22.4 million people. Per capita GDP was an estimated  $1,695 in 2001 with a GDP growth rate of 4% in 2002. Approximately 88% of Romanian households have one or more television sets, and cable penetration is approximately 51%. According to the Company's estimates, Romanian television advertising totalled approximately $66 million in 2002.

Operating Companies : MPI and Media Vision

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

Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain financial and corporate matters, the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required.

With specific reference to MPI, the certain financial and corporate matters which require approval of the minority shareholders are in the nature of protective rights which are not an impediment to  consolidation for accounting purposes.

In addition, in Romania, the Company owns 70% of Media Vision SRL ("Media Vision"), a production and subtitling company.  On November 22, 2001 the Company sold its 70% interest in Video Vision International SRL ("Video Vision"), a Romanian post-production company and the gain recognized on this sale was $1.8 million.

License Companies : PRO TV Srl and Media Pro Srl

The Company owns 49% of the equity of PRO TV, Srl which holds 19 of the 22 licenses for the stations which comprise the PRO TV, Acasa and Pro TV International network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, Srl. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which the Company holds 44% of the equity.  The remainder is owned by Messrs. Sarbu and Tiriac.

Under an agreement between Mr. Tiriac and Mr. Sarbu, Mr. Tiriac has agreed to transfer his shareholding in the license companies and MPI to Mr. Sarbu following completion of a multi-year series of payments by Mr. Sarbu.  Upon completion of these payments, Mr. Sarbu would control the remainder of the shares in the license companies and MPI not owned by the Company.

Operations : PRO TV, Acasa and PRO TV International

PRO TV is a national television broadcast network in Romania which was launched in December 1995. PRO TV reaches approximately 68% of the Romanian population of 22.4 million, including 100% of the urban population. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 674 cable systems throughout Romania.  Independent research from CSOP Gallup/Taylor Nelson Sofres (peoplemeter) in Romania shows that PRO TV is currently the top-rated television station in its coverage area, with a nationwide all day audience share of 19.2% during the year ended December 2002.

In February 1998, MPI launched Acasa, a station reaching approximately 52% of the Romanian population, including approximately 100% of the urban population via satellite and cable distribution. During the year ended December 2002, Acasa had a nationwide all day audience share of 6.2%, making it the third ranked station in Romania.

PRO TV International rebroadcasts PRO TV and Acasa programming throughout Europe and in Israel, using the existing PRO TV and Acasa satellite infrastructure. In 2002 MPI entered into a four year agreement under which PRO TV International will provide Romanian language program content for broadcast in the US at no direct cost to PRO TV International.

Media Vision is a television production company in Romania and produces a significant portion of PRO TV's entertainment programming, performs dubbing and produces advertising spots for third party clients such as Coca Cola, Procter & Gamble and Unilever.

MPI also operates PRO FM, a radio network which is broadcast through owned and affiliate stations to approximately 7.0 million people in Romania. In 2002, PRO FM had an average audience share of 20.9% for the whole day and 21.6% for prime time in the Bucharest area.

Programming

PRO TV's programming strategy is to appeal to a mass market audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows. PRO TV broadcasts 24 hours of programming daily by means of cable and satellite. In excess of 40% of PRO TV's programming is comprised of locally produced programming, including top rated shows Vacanta Mare (Big Holiday), Leona si Costel and the Teo Show.

PRO TV has secured exclusive broadcast rights in Romania to a large number of quality American and Western European programs and films produced by such companies as Warner Bros. and Twentieth Century Fox. PRO TV also receives foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

Acasa broadcasts 24 hours of programming daily by means of cable and satellite. Its programming strategy is to target a female audience with programming including telenovellas, films and soap operas as well as news, daily local production for women and family, talk shows and entertainment.  Acasa's viewer demographics are complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television.  Approximately 29% of Acasa’s total programming is locally produced, including top rated shows Porestiri Adevarde (Newstories) and De 3X Femie (3 Times a Lady).

Advertising

PRO TV derives revenues principally from the sale of commercial advertising time, sold both through independent agencies and media buying groups. PRO TV currently serves approximately 100 advertisers, including multinational companies such as Wrigley, Henkel, Mobifon and Procter & Gamble.  Procter & Gamble was the largest advertiser on PRO TV and Acasa, accounting for 7% of the combined stations’ revenue in 2002.

PRO TV is permitted to broadcast advertising for up to 15% of its broadcast time with an additional 5% of broadcast time that may be used for direct sales advertising. There is an overall hourly maximum of 12 minutes that may be allocated to advertising and teleshopping in any one hour for private broadcasters.  For public broadcasters this is reduced to 8 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions are the same for public and private broadcasters.

Competition

Prior to the launch of PRO TV, TVR 1, a public station, was the dominant broadcaster in Romania. In December 2002, PRO TV achieved an average audience share of 27% in its coverage area, while TVR 1's December 2002 average audience share in PRO TV's coverage area was approximately 11%. TVR 1 reaches 99% of the Romanian population. Other competitors include the second public national station, TVR 2, with a 74% broadcast reach, and privately owned Antena 1, Tele 7 ABC and Prima TV, which reach approximately 68%, 58% and 62% of the population respectively.

Additional competitors include cable and satellite stations. Cable and satellite currently penetrate approximately 51% of the Romanian market. PRO TV competes for advertising revenues with other media such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

Licenses for the television stations which show programming provided by PRO TV and which broadcast advertising sold by PRO TV are regulated by the Romanian Media Council. PRO TV's television licenses have been granted for nine-year periods. Licenses which cover 19% of the Romanian population, including the license for Bucharest, expire from October 2003. To date, licenses have been renewed as they expired.  The remaining licenses expire on dates ranging from 2004 to 2008. Under regulations established by the Romanian Media Council and the various licenses of stations which broadcast PRO TV, programming and advertising provided by PRO TV is required to comply with certain restrictions. These restrictions include a requirement that at least 40% of programming be "own" produced.

Regulations relating to advertising content include (i) a ban on tobacco and restrictions on alcohol advertising, (ii) advertising targeted at children or during children's programming must account for the overall sensitivity of that age group and (iii) members of the news department of PRO TV are prohibited from appearing in advertisements.

A new audio-visual law came into force in Romania on July 22, 2002, harmonising Romanian legislation with that of the European Union. The law now permits a change in ownership of license holding companies or the transfer of the licenses to another company at the discretion of the Romanian Media Council.  This was previously not permitted under the old audio-visual law.  There is no restriction on foreign ownership under Romanian law.

In September 2002, the Romanian Media Council notified all television stations in Romania that they would like to see their operations restructured by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold.  The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring.  At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as exists between the Company’s subsidiary MPI and the two Romanian license holding companies, are not permissible under the new law. The Company is in discussions with its partners in Romania to transfer the operation of the broadcasting licenses from MPI to the main license holding company Pro TV SRL and to increase the Company’s stake in Pro TV SRL from the existing 49% to a majority 66% stake as permitted under the new Media Law that came into force on July 22, 2002.  In connection with these discussions, it is expected that the secondary license holding company, Media Pro SRL, would apply to the Romanian Media Council to transfer the licenses it owns to Pro TV SRL, as this is also permitted under the new Media Law.  The Company is in the process of commencing the legal and regulatory steps required in order to complete this restructuring procedure.

Upon completion of this restructuring the Company would have majority control over all the key licenses it operates in Romania.  Currently the Company only has minority stakes in the two Romanian license holding companies, albeit with blocking rights. We are dependent on our partners’ agreement to the restructuring in order to comply with the new audio-visual law.

License Renewal

The PRO TV licenses consist of many local licenses, with varying expiry dates. The licensing procedure in Romania is governed by the 1992  Audiovisual Law ("Audiovisual Law").  According to the Audiovisual Law, the Romanian Media Council is in charge of issuing and renewing licenses.  Renewal, as a separate procedure is not described in the Audiovisual Law and  therefore expired licenses are subject to bidding procedures similar to those applicable to new licenses. A decision of the Romanian Media Council, however, provides that past broadcasting experience, is a deciding factor in the renewal procedure.  All renewal applications have been granted so far by the Audiovisual Council. However there is no assurance that PRO TV’s license will be renewed. A local PRO TV license, covering certain parts of Bucharest, will expire in 2003.

SLOVENIA

General

Slovenia, a parliamentary democracy of 2.0 million people, had an estimated per capita GDP $9,780 in 2001 with a GDP growth rate of 3.2% in 2002, the highest per capita GDP among the former Eastern bloc countries. Approximately 96% of Slovenian households have one or more televisions. According to the Company's estimates, Slovenian television advertising totalled $48 million in 2002.

Operating Company : Pro Plus

Pro Plus provides programming to and sells advertising for the broadcast license holders POP TV d.o.o and Kanal A. as well as additional affiliates.  Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, the Company has restructured its Slovenian operations.  As of January 30, 2003 the Company owns 96.85% of the equity in Pro Plus with corresponding economic and voting rights.  This ownership interest is subject to registration in the Commercial Registry of Slovenia. Prior to January 30, 2003 the Company owned 78% of the equity in Pro Plus and an effective economic interest of 85.5%.

In connection with the restructuring of its Slovenian operations, the Company has entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus.  Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to CME for a one year period beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA.  CME has the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of 2005 and is fixed during 2006 after which the call expires.

License Companies : POP TV d.o.o and Kanal A

As of January 30, 2003, Pro Plus owns 100% of the equity of POP TV d.o.o.   POP TV holds all of the licenses for the Slovenian operations apart from those effectively held by Kanal A.  Pro Plus has entered into an agreement with POP TV, under which Pro Plus provides all programming to POP TV and sells its advertising.

The Company controls the operations, economics and the programming of Kanal A, which is the second leading commercial television broadcaster in Slovenia. 90% of the equity interest in Kanal A is being held by Superplus Holding d.d. (“Superplus”) which is owned by individuals who are holding the share of Superplus in trust for the Company.  As of January 30, 2003, Pro Plus owns the remaining 10% of Kanal A.  Pro Plus has entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising.

Operations : POP TV and Kanal A

POP TV is the leading national commercial television broadcaster in Slovenia and reaches approximately 87% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. Independent research shows that among main television programs in 2002, POP TV had an audience share in its coverage area of 29% all day and 32% in prime time, the largest share of television viewers in Slovenia (Media Services AGB).

Kanal A, a national television broadcaster, reaches 80% of the population of Slovenia, including Ljubljana and Maribor. Independent research shows that among main television programs in 2002, Kanal A had an audience share of 11% in its coverage area all day and in prime time, making it the third most watched television channel in Slovenia (Media Services AGB).

Programming

POP TV's programming strategy is to appeal to a mass market audience through a wide variety of programming including series, movies, news, variety shows and features.  POP TV broadcasts 18 hours of programming daily, of which approximately 20%  is locally produced programming, including top rated international formats, Who Wants to be a Millionaire and Popstars and local series Pod eno streho (Under One Roof)  and  Trafika (Newstand).

Pro Plus has secured exclusive program rights in Slovenia to a number of successful American and Western European programs and films produced by studios such as Warner Bros., Twentieth Century Fox and Paramount. Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs. All foreign language programs and films are subtitled in Slovenian.

Kanal A’s programming strategy is to complement the programming strategy of POP TV with a mixture of locally produced and acquired foreign programs including films and series.  Kanal A broadcasts for 16 hours daily.

Advertising

POP TV derives revenues from the sale of commercial advertising time. Current multinational advertisers include firms such as Benckiser, Henkel, Procter & Gamble, Wrigley and Colgate, although no one advertiser dominates the market. During 1999 and 2000, "Peoplemeter" devices were placed in a number of television homes, and they are currently present in 450 homes in Slovenia. They are the primary source for POP TV's rating information. POP TV is permitted to broadcast advertising for up to 20%  of its daily broadcast time (and up to 12 minutes in any hour) and there are also restrictions on the frequency of advertising breaks during films and other programs. The same rules apply to its competitors.

Kanal A derives revenues from the sale of commercial advertising time and has clients similar to those of POP TV.

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

POP TV and Kanal A also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 52% is similar to other countries in Central and Eastern Europe and approximately 12% of households have satellite dishes. In addition, POP TV and Kanal A compete for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

Under Slovenian television regulations, POP TV, its affiliate stations and Kanal A are required to comply with a number of restrictions on programming and advertising. These restrictions include that 20% of the station's daily broadcast time must be internally produced programming (or programming produced on order and on behalf of the broadcaster itself), of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m., and 2% of the station's annual broadcast time must be Slovenian origin films (or other works from the field of literature, science and art). In the future a majority (at present at least 40%) of the station's annual broadcast time will required to be European origin films (or other works from the field of literature, science and art); of which at least 10% of the station's annual broadcast time will be required to be works produced by independent producers, of which at least 50% has to be produced in the last 5 years (a broadcaster presently not broadcasting such percentage of works produced by independent European producers, must increase its present percentage each year).  Certain films and other programs may only be broadcast between 12:00 p.m. and 5:00 am, and POP TV or Kanal A news editors, journalists and correspondents must not reflect a biased approach toward news reporting.

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

License Renewals

The POP TV and Kanal A network stations operate under licenses regulated pursuant to the Law on Media adopted in 2001 and pursuant to the Law on Telecommunications adopted in 2001. Following a decision by the Slovenian Media Council in July 2002, all of the licenses held by Pop TV and Kanal A have been extended until August 2012.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of 5.4 million where nearly 99% of households have television. Per capita GDP was an estimated $3,804 in 2001 with a GDP growth rate of 3.6% in 2002. Television advertising was approximately  $47 million in 2002, in the Slovak Republic according to the Company's estimates.

Operating Company : STS

The Company's interest in Slovenska Televizna Spolocnost, s.r.o.("STS") is governed by a Participants Agreement (the "Slovak Agreement") between the Company and Markiza-Slovakia  s.r.o. ("Markiza") forming STS. Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of and holds a 49% voting interest and a 70% economic interest in STS.  Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 70% of the profits of STS, except that the Company's share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by the Company.  A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners.

License Company : Markiza

On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza.  As a result of this acquisition, the Company will be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition.  The Company now has the right to appoint one of three authorized co-signatories of Markiza, which gives the Company a blocking control over Markiza's significant activities.  The ownership transfer to the Company was approved by the Slovak Republic Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

As a result of the change in the Company’s entitlement to distribution of profits, the Company has charged the Consolidated Statement of Operations with $2,685,000 in the first quarter 2002, to reflect the reduction in the economic interest based on the Company’s value of the investment as at December 31, 2001.

Operations : Markiza TV

Markiza TV was launched as a national television station in the Slovak Republic in August 1996. Markiza TV reaches approximately 96% of the Slovak Republic's population, including virtually all of its major cities. According to independent research, Markiza TV had an average national television viewer share for 2002 of approximately 48% versus 16% for its nearest competitor, STV 1 and JOJ TV had 7% audience share.

Programming

Markiza TV's programming strategy is to appeal to a broad audience with specific groups targeted in marginal broadcasting hours. Markiza TV provides an average of 20 hours of programming daily, including news, movies, entertainment programs and sport (including coverage of European Champion's League soccer and Formula One racing). Approximately 38% of Markiza TV's programming is locally produced, including top rated shows To Aj mudry schybi (Err is Only Human), Milionar (Millionare) and Televizne noviny (TV News).

Markiza TV has secured exclusive broadcast rights in the Slovak Republic to a large number of popular United States of America and European series, films and telenovellas produced by major international studios including Warner Bros., Universal, IFD, MGM, Carey-Werner, Paramount Pictures, Twentieth Century Fox, Walt Disney Television International and RTL Television. All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language.  Markiza TV also receives foreign news reports and film footage from CNN, Reuters, APTN and SNTV, which it integrates into news programs.

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

Competition

The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until Markiza TV began broadcasting in 1996.   STV1 and STV2 reach nearly all of the Slovak population. The Czech Republic based Nova TV ceased its cable broadcasting in March 2002 when JOJ TV began to broadcast. Markiza TV also competes with the private broadcaster TA3 (launched September 2001).  JOJ TV and TA3 reach 61% and 41% of the population respectively.  Markiza TV also competes with additional foreign private television stations and foreign satellite stations as well as public television stations located in Austria, the Czech Republic and Hungary with signals that reach the Slovak Republic.

On October 23, 2001, the Slovak Republic Media Council awarded a TV transmission license to TV Global (JOJ TV), a company controlled by Ceska Produckcni 2000 and managed by Vladimir Zelezny, with whom the Company is in dispute in connection with Nova TV in the Czech Republic.

Regulation

Markiza TV's broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council. The Slovak Republic Media Council granted the license to operate Markiza TV to Markiza-Slovakia  s.r.o., the Company's local partner in STS,  for a period of 12 years, expiring in September 2007. The license granted to Markiza-Slovakia  s.r.o. remains valid under the Act on Broadcasting and Retransmission.

Under the license pursuant to which Markiza TV operates and the new legal regulatory framework, Markiza TV is required to comply with several restrictions on programming, including but not limited to the origin of the programming content. These restrictions include the following broadcast rules: 10% must be public interest programming; broadcasts of first run films and series must have a minimum of 51% European production; no more than 20% of foreign first run films and series may be in the Czech language.

In addition to the restrictions discussed above and under "Advertising", there are additional regulations that relate to advertising content.  These include, but are not limited to, (a) a ban on tobacco advertising, and (b) a ban on advertisements of alcoholic beverages (excluding beer) between 6.00am and 10.00pm.  There are also restrictions as to the frequency of advertising breaks both during and between programs.

License Renewal

The Markiza license will expire in 2007.  According to the  Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years. The Slovak Republic Media Council  decides on the extension.  Applications for extension must be filed 19 months prior to the expiry date.  The Slovak Republic Media Council has discretion to grant an extension following its observation of the performance of the station in the preceding license period, including, in particular, the station’s contribution to Slovak culture and the development of the Slovak media market.

UKRAINE

General

Ukraine, a parliamentary democracy of 49.1 million people, is the most populous market served by the Company. Nearly 100% of Ukrainian households have television, and cable penetration is approximately 32.6% in cities with a population over 50,000. An estimated per capita GDP of $766 in 2001 with a GDP growth rate of 4.5% in 2002 is the lowest of all the Company's markets.

The  Key Agreement among Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, CME Ukraine Holding GmbH and CME Ukraine B.V., entered into as of December 23, 1998, grants the Company 60% of the economics of the Studio 1+1 Group.

In addition to its ownership in the Studio 1+1 Group, the Company also has a passive 30% interest in Gravis, a local television station. This investment was fully written down in a prior period.

Operating Companies : Innova, IMS

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova") and International Media Services ("IMS"). Innova holds 100% of Inter-media, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1, the license holding company in Ukraine.

Ukraine Advertising Holding B.V. (“UAH”), where the Company owned a 60% equity interest, was dissolved in June 2002 following the registration of the sale of its shares in Prioritet, the main vehicle for advertising sales up until January 1 2001, where UAH held a 50% interest.

Innova provides programming and production services to Studio 1+1 Ltd, the license holding company. From January 1, 2001, the sale of Studio 1+1 Ltd’s advertising air time has been out-sourced to Video International (“VI”), in which the Company has neither an economic nor a voting interest.

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%.  At present the Company’s interest in Studio 1+1 Ltd is, indirectly, 18%.  Existing agreements commit all the shareholders of Studio 1+1 to increase the direct holding of the Company, or one of its subsidiaries, when legislation permits this.

All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of  Studio 1+1 Ltd, the license holding company, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval.

Operations : Studio 1+1

Studio 1+1 broadcasts programming and sells advertising on Ukrainian National Frequency Two ("UT-2"), one of Ukraine's state-owned television channels. UT-2 reaches approximately 95% of Ukraine's population. Television advertising revenue continued to increase in 2002 to approximately $60 million.  Studio 1+1 attained 27% average prime time audience share during 2002 (29% in the target under 45 age group). Studio 1+1 began broadcasting on UT-2 in January 1997.

Programming

Studio 1+1's programming strategy is to appeal to a mass market audience with an emphasis on the below aged 45 target audience. The  rating success of Studio 1+1  has been achieved through a programming strategy that has resulted in a balanced combination of both United States of America  originated programming and new, popular, local programs, including Russian criminal and action series and self-produced Ukrainian shows, programs and news scheduled in prime-time. The station broadcasts for 15 hours per day, including locally produced news, variety shows, game shows and magazine programs as well as a broad range of popular and high quality films from international distributors. In 2002, Studio 1+1 produced and co-produced approximately 1,385 hours of programming, which primarily consists of a daily breakfast show, news broadcasts and news related programs, talk shows, criminal investigations, game shows, sport and lifestyle magazine shows and comedy shows. In 2002, such original local programming included top rated shows KVN (Ukrainian league) and Without Taboo.

Studio 1+1 has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful high quality American, Russian and Western European programs and films from many of the major studios, including Twentieth Century Fox, Warner Bros., Paramount Pictures, Walt Disney, Universal Pictures and CBS. Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming.  All non-Russian foreign language programs and films (other than those in the Russian language) are dubbed into the Ukrainian language.

Advertising

Studio 1+1 derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Kraft Foods, Samsung, Unilever, Coca-Cola, Wrigley, Colgate - Palmolive, Mars and Nestle. Studio 1+1 is permitted to sell 15% of its overall broadcast time for advertising and is subject to restrictions on the frequency of advertising breaks. The advertising restrictions are the same for public and private broadcasters.

UAH transferred its 50% interest in Prioritet, its advertising vehicle, to Video International (“VI”), a Russian based company.  This transfer formed part of an overall agreement signed with VI on March 14, 2001, for VI to sell advertising for Studio 1+1 on an exclusive basis up until the end of the broadcasting license in 2006.

Competition

Ukraine is served by six television frequencies: UT-1 which is state run, UT-2 (on which Studio 1+1 broadcasts for 15 hours a day ) and UT-3 (on which Inter broadcasts for 24 hours per day) all of which are state owned frequencies with effective national coverage , and ICTV, STB and Novi Canal, which are private broadcasters using a series of regional frequencies to establish a network. The state run station UT-1 has a broadcast reach of approximately 98% of the Ukrainian population. Studio 1+1, through UT-2, has a broadcast reach of 95% of the Ukrainian population. The private station Inter, through UT-3, has a broadcast reach of approximately 78% of the Ukrainian population. ICTV and STB, both private stations, reach approximately 32% of Ukraine's population. Inter, Studio 1+1's main competitor, has a program schedule which consists primarily of rebroadcasts of the Russian-language ORT network.

Regulation

Studio 1+1 provides programming on the UT-2 frequency pursuant to a ten-year television broadcast license contract expiring 31 December 2006. Broadcasts of Studio 1+1's programming and advertising on UT-2 are regulated by the Ukraine Media Council. These agencies enforce Ukraine's media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs.  All advertising of beverages with high alcoholic content and tobacco on TV is banned in Ukraine. Programming in the Ukrainian language must account for at least 80% of all programming (including dubbing of purchased programming into the Ukrainian language) and the remaining 20% of programming must be in the Russian language.  In addition, programming produced by Studio 1+1 must account for 70%  of all programming.

Studio 1+1 is party to a legal action brought against the Ukrainian Media Council by a small television company AITI which seeks to challenge the validity of Studio 1+1’s broadcasting license.  This is described more particularly in Part I, Item 3, “Legal Proceedings”.

License Renewal

The Studio 1+1 license expires in 2006. Licenses in Ukraine are renewed by the Ukraine Media Council in accordance with the terms of the 1995 Act on Television and Radio Broadcasting ("Media Act"). The Ukraine Media Council may extend the license term in an administrative procedure.  The license must be extended for another 7 years, if the applicant meets all conditions set forth for a broadcaster in the Media Act. The Company believes it is currently in compliance with all these conditions (see also Part I, Item 3, “Legal Proceedings”).

CORPORATE OPERATIONS

The Company's central service organization provides each television operation with a central resource. The service functions provided include sales, financial and legal services, including financial planning and analysis, cost control and network management.

SEASONALITY

The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, “Quarterly Results and Seasonality” for further discussion.

EMPLOYEES

As of March 1, 2003, the Company had a corporate operations staff of 23 employees (compared to 22 as of March 1, 2002) and its Subsidiaries had a total of approximately 1,830 employees (compared to 1,796 as of December 31, 2001). None of the Company's employees or the employees of any of its Subsidiaries is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

AVAILABLE INFORMATION

We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Our Internet website was launched on March 10, 2003 and its address is http://www.cetv-net.com.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Note 17 to the Consolidated Financial Statements and “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

The Company maintains its registered office in Bermuda.  In addition, CME Development Corporation leases office space in London in one location. The lease, for 3,958 square feet of office space, expires in 2015.

The Company has previously entered into an agreement on behalf of MPI which gives the Company the option to acquire the facility in Bucharest which contains some of PRO TV's facilities. The purchase price is currently being negotiated. The Company owns a portion of a building in Ljubljana which contains POP TV and Kanal A's facilities and offices.  STS owns its principal office facility near Bratislava. Studio 1+1 leases offices in central Kiev and studio space outside Kiev.

The Company’s Czech Republic operation owns a building of approximately 65,000 square feet which contains modern studios in Prague, Czech Republic. This asset is held for resale.

ITEM 3. LEGAL PROCEEDINGS

CZECH REPUBLIC

The Company owns a 93.2% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS").  In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic.  This license, which was extended in January 2002, expires in January 2017.  CET was awarded the license with the full knowledge and understanding of the Council of the Czech Republic for Radio and Television Broadcasting (the “Media Council”) that CEDC (the Company’s direct predecessor in interest) was a direct participant in the license application.  With the involvement of the Media Council, the Company and CET entered into a Memorandum of Association and Investment (the “Memorandum of Association”) that provided for the creation of a company, CNTS, to operate and broadcast the planned television station.  An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC.  Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV.  Nova TV became one of the most successful television stations in Europe.

In 1996 and 1997, however, under compulsion resulting from proceedings initiated by the Media Council, the Company and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association.  One such contract (the “Cooperation Contract”) expressly identified CET as the license holder and the “television broadcasting operator” of TV Nova.  Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal.  CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 (US $2,600) per month payable to CET.

On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS’s studios.  In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999.  CET representatives also stated publicly that, in future, CET would not use CNTS to provide services for Nova TV.  CET has continued to pre-empt all of CNTS’s programming for Nova TV.  CET carried out these actions with the active support and encouragement of the Media Council. CNTS believes that CET's withdrawal from the Cooperation Contract was not legally effective since CNTS did not materially breach the Cooperation Contract and that the Cooperation Contract therefore remains in effect.

Exclusivity Case

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET 21’s termination of the Cooperation Contractt with CNTS is invalid and that CET 21 is obliged to co-operate in broadcasting TV NOVA exclusively with CNTS.  The Cooperation Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET 21 and CNTS in broadcasting TV NOVA.  The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again.  On July 4, 2002 the City Court of Prague refused CNTS’s request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it.  CNTS filed an appeal on August 5, 2002.

Transfer of CET 21’s Shares in CNTS

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

ICC Arbitration

On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the “ICC Arbitration”).  The Company sought the return of US $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS.  The Company also sought the forgiveness of the US $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $90,901.52 and CZK 262,139,400 (approximately $8,697,000).   Furthermore, on September 22, 2002 CME Media Enterprises BV received an additional $20,240,000 from MEF Media Akciova Spolecnost ("MEF") without specification of the title of such payment ("MEF payment").  On December 13, 2002  CME Media Enterprises BV has returned the Nova Consulting shares to a representative of Dr. Zelezny, which resulted in a reduction of CME’s shareholding in CNTS to 93.2%.

Lauder UNCITRAL Arbitration

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

CME UNCITRAL Arbitration

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic (“CME Uncitral Arbitration”).

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that the Company suffered as a result of its violations of the Treaty by payment of the fair market value of the Company’s investment as it was before consummation of the Czech Republic’s breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration.  The Tribunal further ordered the Czech Republic immediately to pay US $1,008,000 to the Company as a refund to the Company of its legal costs and expenditures and of its payments of the Tribunal’s fees and disbursements.  The hearings to quantify CME's damages took place in London between September 2 and September 13, 2002.  The evidentiary records have been closed, and all testimony was taken at the September hearing.  The closing argument in the Quantum Phase was heard from November 11 to November 14, 2002 in London, and it is expected that a final award will be issued by the Tribunal by the end of the first quarter of 2003.

CME has submitted to the Tribunal evidence claiming US $526.9 million less certain adjustments for residual value arising from the sale of Czech assets and the sale of 5.8% interest in CNTS as a result of the payment of the ICC Award by Zelezny. CME also claims interest at 12% from August 1999.

On March 6, 2003, the Tribunal informed the parties to the Arbitration “that the Arbitrators have finished their deliberations and will render the Final Award shortly”.

The Collateral Challenge

The Czech Republic has filed a collateral challenge of  the final partial award in the Swedish courts. The Czech Republic alleges in their collateral challenge that their party appointed arbitrator was not allowed to fully participate in the deliberations leading to the Partial Final Award, that Czech law was not given precedence and should have been, and that the entire matter had already been dealt with by the London based tribunal in the Lauder arbitration and should not have been heard again on the basis of the principal of res judicata. The Czech Republic also argues in its pleadings that the Tribunal acted beyond its mandate in a number of ways including by declaring that in the quantum phase of the hearings CME's damages should correspond with the fair market value of the destroyed CNTS investment, instead of just finding the Czech Republic liable and leaving all other questions for this phase. All of these claims are in the Company's opinion incorrect as matters of fact or law and have been raised by the Czech Republic solely for the purpose of attempting to delay enforcement of any award. The hearing in Stockholm, Sweden commenced on March 3, 2003 and is scheduled to last until April 3, 2003.

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, the Company reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI’s allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor’s Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev’s decision of February 1, 2002.  This decision was appealed to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001.  On November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts had not fully taken into consideration all the facts surrounding the matter before reaching judgment and ordered that the case be returned to the Arbitration Court of Kiev.  The first hearing took place on February 5, 2003 and was adjourned until February 18, 2003. The next court hearing is scheduled for March 19, 2003. Studio 1+1, as an interested third party, has filed a request with the Supreme Court of Ukraine to accept an appeal of the Court of Cassation decision. If the appeal is accepted, the Supreme Court will be asked to annul the ruling of the Court of Cassation and to terminate these legal proceedings in favor of Studio 1+1 and the Ukraine Media Council.

The Company believes that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

ROMANIA

The Company was involved in a dispute with a minority shareholder in MPI, Mr. Tiriac, during 2002.  As part of this dispute, Mr. Tiriac and his representatives commenced three court actions against MPI.  At the request of Mr. Tiriac’s lawyers all of these cases were suspended toward the end of 2002 and are in the process of being formally withdrawn.  The withdrawal of these court actions was part of an overall agreement reached between Mr. Tiriac and Mr. Sarbu under which Mr. Tiriac agreed to sell his shareholdings in MPI and the Romanian license holding companies in exchange for a multi-year series of payments from Mr. Sarbu.

SLOVENIA

On November 20, 2002, the Company received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV, against MMTV, a subsidiary of CME Slovenia BV.  Mrs. Meglic is claiming damages against MMTV in the amount of SIT 190 million (approximately US $ 859,000).

During the period from 1992 to 1994, Mrs. Meglic advanced monies to MMTV. Mrs. Meglic, who was the sole shareholder of MMTV at that time, contends these advances were shareholder loans.  In 1995, Mrs. Meglic sold CME a 10% interest in MMTV, which at that time was part of the broadcasting network comprising POP TV. At the end of 1996, CME agreed to terms that effectively resulted in the buyout of the remaining interest in MMTV held by Mrs. Meglic in consideration of US $5,000,000.  Prior to the closing of that transaction in the first quarter of 1997, Mrs. Meglic entered into a loan agreement with MMTV, represented by her husband General Director Marijan Meglic, that ostensibly consolidated the advances made from 1992 to 1994 into a single loan.  During the summer of 2002, Mrs. Meglic demanded repayment of the advances plus accrued interest.  MMTV sought clarification from Mrs. Meglic of the amounts in dispute.  Subsequently, Mrs. Meglic filed suit.

In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US $859,000) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US $131,000)) plus accrued interest. The Company believes Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Common Stock began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV."  On October 10, 2000, the Company’s Class A Common Stock was delisted from the Nasdaq National Market.  On November 27, 2002, the Company's Class A Common Stock was re-listed on the Nasdaq National Market under the trading symbol "CETV."

On March 3, 2003 the last reported sales price for the Class A Common Stock was $11.50.

The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years of the Company and for the first quarter of 2003. All share information has been adjusted to reflect the two-for-one stock splits which took effect on August 16, 2002 and January 10, 2003.

Price Period	High	Low

2001
First Quarter	0.813	0.083
Second Quarter	0.675	0.375
Third Quarter	2.650	0.275
Fourth Quarter	2.838	1.625
2002
First Quarter	6.000	2.325
Second Quarter	4.875	3.625
Third Quarter	9.500	3.828
Fourth Quarter	11.940	6.750
2003
First Quarter (to March 3, 2003)	13.425	10.400

At March 3, 2003, there were 26 holders of record (including brokerage firms and other nominees) of the Class A Common Stock, approximately 908 beneficial owners of the Class A Common Stock, and five  holders of record of the Class B Common Stock. There is no public market for the Class B Common Stock.

DIVIDEND POLICY

The Company has not declared or paid and has no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of its Common Stock.  The Company's ability to pay cash dividends is primarily dependent upon receipt of dividends or distributions from its Subsidiaries over some of which it has limited control. In addition, the indentures which govern the Company's  US$100 million 9 3/8% Senior Notes Due 2004 and Euro 71.6 million (approximately US$75 million) 8 1/8% Senior Notes Due 2004 restrict the ability of the Company to declare and pay cash dividends. See Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

(Selected Financial Data begins on the following page and ends on the page immediately preceding Item 7).

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(US $ 000’s, except per share data)
OPERATING DATA:

Net Revenues	$92,602	$73,238	$76,813	$129,323	$174,291

Total station operating costs and expenses	67,501	60,469	77,808	139,405	112,836
Selling, general and administrative expenses	13,183	19,992	19,402	25,898	25,250
Corporate operating costs and development expenses	11,357	8,548	8,578	16,840	22,670
Net arbitration (proceeds)/costs	(16,602)	4,509	2,839	1,913	-
Stock based compensation	3,754	-	-	-	-
Amortization of goodwill	-	1,747	1,670	49,091	10,606
Restructuring charge	-	-	-	-	2,552
Total operating expenses	79,193	95,265	110,297	233,147	173,914

Operating income/(loss)	13,409	(22,027)	(33,484)	(103,824)	377

Loss on write down of investment	(2,685)	-	-	-	-
Equity in income/(loss) of unconsolidated affiliates	2,861	7,137	(514)	(11,021)	(3,398)
Interest and other income	1,389	1,943	3,543	5,974	25,094
Interest and other expense	(15,301)	(19,702)	(21,788)	(20,003)	(42,644)
Change in the fair value of derivative	1,108	(1,576)	-	-	-
Gain on sale of Subsidiaries (1)	-	1,802	-	-	-
Foreign currency exchange gain/ (loss)	(10,231)	1,651	(2,286)	12,983	(6,999)

Gain on discharge of obligation	-	5,188	-	-	-
Gain on sale of investment	-	-	17,186	25,870	-
Other income	-	-	-	8,250	-

Loss before provision for income taxes, minority interest and discontinued operations	(9,450)	(25,584)	(37,343)	(81,771)	(27,570)

Provision for income taxes	(4,135)	(1,381)	(96)	(1,518)	(15,856)

Loss before minority interest and discontinued operations	(13,585)	(26,965)	(37,439)	(83,289)	(43,426)

Minority interest in loss/(income) of consolidated subsidiaries	(599)	2,138	(59)	213	(156)

Net loss from continuing operations	(14,184)	(24,827)	(37,498)	(83,076)	(43,582)

Discontinued operations (2) :
Operating income/(loss) of discontinued operations (Hungary)	-	-	-	(10,208)	(37,576)
Gain on disposal of discontinued operations (Hungary)	-	2,716	-	3,414	-
Operating loss of discontinued operations (Poland)	-	-	-	-	(15,289)
Loss on disposal of discontinued operations (Poland)	-	-	-	-	(28,805)

Net loss	$(14,184)	$(22,111)	$(37,498)	$(89,870)	$(125,252)

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(US $ 000’s, except per share data)

PER SHARE DATA:

Net loss per common share from :
Continuing operations - basic and diluted	$(1.07)	$(1.88)	$(2.84)	$(6.44)	$(3.61)
Discontinued operations - basic and diluted	-	0.21	-	(0.53)	(6.77)
	$(1.07)	$(1.67)	$(2.84)	$(6.97)	$(10.38)

Common shares used in computing per share amounts (000s) (3)	13,224	13,224	13,220	12,892	12,064

BALANCE SHEET DATA:

Current assets	101,622	75,153	91,666	103,070	152,283
Non-current assets	75,070	76,112	105,433	133,117	222,224

Total Assets	176,692	151,265	197,099	236,187	374,507

Current liabilities	71,182	74,083	81,285	76,671	97,030
Non-current liabilities	201,386	165,978	181,692	194,752	211,770

Total Liabilities	272,568	240,061	262,977	271,423	308,800

Shareholders’ Surplus/(deficit)	$(95,876)	$(88,796)	$(65,878)	$(35,236)	$65,707

OTHER DATA:

Net cash provided by (used in) operating activities	11,084	(17,074)	(15,529)	(12,702)	(9,172)
Net cash provided by (used in) investing activities	(2,372)	5,550	19,516	14,364	(74,857)
Net cash provided by (used in) financing activities	18,061	(3,829)	(2,398)	(6,377)	22,267

(1)	On November 22, 2001 the Company sold its 70% interest in Video Vision International Srl and a gain of $1,802,000 has been recognized.

(2)

During the third quarter of 1999 the Company announced that is was selling substantially all of its Hungarian operations to SBS.  The Company’s financial statements have been restated for all periods presented in order to reflect the operations of Hungary as discontinued operations. During the fourth quarter of 1998, the Company sold its interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and related operations as discontinued operations for all periods presented. The Company's financial statements have been restated for all periods presented in order to reflect the operations of Poland as discontinued operations.

(3)	All per share data has been adjusted for the two two-for-one stock splits which occurred on August 26, 2002 and January 10, 2003.

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters

	Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(US $ 000’s, except per share data)

Income Statement data:
Net Revenues	17,261	27,096	17,177	31,068
Operating Profit/(Loss)	(4,884)	696	20,528	(2,931)
Net Profit/(Loss)	(11,903)	(12,316)	14,842(1)	(4,807)
Net Profit/(Loss) per Share:
Basic	(0.90)	(0.93)	1.12	(0.36)
Diluted	-	-	(0.09)	-

	Year Ended December 31, 200

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(US $ 000’s, except for share data)

Income Statement data:
Net Revenues	16,005	20,603	13,590	23,040
Operating Loss	(7,906)	(2,588)	(8,565)	(2,968)
Net Loss	(3,286)	(785)	(14,576)	(3,464)
Net Loss per Share:
Basic and Diluted	(0.25)	(0.06)	(1.10)	(0.26)

The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

(1) The net profit of $14,842,000 in the three months ended September 30, 2002 was primarily due to the receipt of $28,953,000 following the Company’s dispute with Dr. Zelezny.  See Part I, Item 3, “Legal Proceedings” for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations

The Company’s consolidated net revenues for 2002 have increased by 26% compared to 2001 primarily due to significant growth in the Ukrainian and Slovenian operation’s net revenues. Total station operating costs for 2002 have increased by 12% compared to 2001 primarily attributable to planned increases on amortization of programming at the Romanian and Ukrainian operations and a write down in value of asset held for sale.

Romania

As at December 31, 2002, 33% of the Romanian subsidiaries’ accounts receivable balance was more than 360 days old. This represents an improvement against the 35% reported as at both December 31, 2001 and September 30, 2002.  An improvement was also achieved in 180-360 days old category as the balance was reduced from 20% at December 31, 2001 to 9% at December 31, 2002.  Subsequent to December 31, 2002 $7,672,000 was received with $860,000 being against debt older than 360 days. Accordingly, $831,000 of the Company’s total bad debt provision was released during the fourth quarter of 2002. On the Company's Consolidated Balance Sheet, the total provision for bad debt is $7,481,000, of which the provision for Romanian bad debts is $5,733,000.  The total gross accounts receivable in respect to the Company’s Romanian operations is $15,544,000 (included in “Accounts Receivable” in the Consolidated Balance Sheet, see Part II, Item 8).

In the Company’s Consolidated Balance Sheet are current tax liabilities and estimated interest and penalties on outstanding tax liabilities. A significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at the Company’s Romanian subsidiaries.  A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule.  This rescheduling is permitted under Romanian law subject to written application demonstrating compliance with a series of objective criteria. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate.

The Audit Committee of the Board of Directors of the Company commissioned an investigation into the related party transactions occurring in its Romanian operations. A report was provided to the Committee by independent accountants (not the Company’s auditors) which confirmed that a number of related party transactions entered into by the Company’s subsidiaries in Romania had not been properly approved by the shareholders of the subsidiaries, that related party receivables of the subsidiaries were significantly in arrears while related party payables were paid promptly, and a number of transactions not declared as related party transactions may have been related party transactions.  As a result the Committee recommended, and the Company has instituted, strict controls to prevent future occurrences of any such irregularities and to improve receivables and credit management in the Romanian operations.

The Company’s internal control procedures have highlighted that, without the Company’s prior approval, advertising time was bartered to businesses related to our partner Mr. Sarbu.  This barter was in exchange for certain programming rights.  The Company has now formally notified Mr. Sarbu that such unapproved transactions are outside the terms of the Co-operation Agreement as well as his employment agreement and has taken action to ensure that Mr. Sarbu and local management are aware of the consequences should such transactions be repeated.

The Company’s Romanian operations have certain related party barter arrangements in place in Romania. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, the Company has devised an appropriate method of valuation for the receipt of programming.  This methodology takes into account the average cost per hour of acquired programming to Pro TV as well as the time at which the bartered programming is shown.

In 1995 the Company loaned Inter Media srl, a company related to Adrian Sarbu (the General Manager and shareholder in the Company's Romanian operations), $1.3 million to purchase an interest in the building in which Pro TV operates. This interest in the building was to be sold to MPI at a fair market  valuation that was to be determined.   In 2002 an independent valuation of the building  was obtained by CME. This valuation was substantially less than Mr. Sarbu’s view of the building’s value and the transaction could not therefore be concluded. Adrian Sarbu argues that in anticipation of the sale of the building to MPI, his affiliated company charged a substantially lower rental fee to MPI and is now claiming the difference and intends to offset the outstanding rental fee against the loan. MPI in anticipation of the sale made substantial improvements to the building that would normally be done at the cost of the building owner. As a result the Company, Pro TV and Adrian Sarbu (via his affiliated company) are in negotiation regarding the amount of monies that may be outstanding to unwind this transaction.  The Company has accrued $600,000 as a potential liability.

A new audio-visual law came into force in Romania on July 22, 2002, harmonizing Romanian legislation with that of the European Union. The law now permits a change in ownership of license holding companies or the transfer of the licenses to another company at the discretion of the Romanian Media Council.  This was previously not permitted under the old audio-visual law.  There is no restriction on foreign ownership under Romanian law.

In September 2002, the Romanian Media Council notified all television stations in Romania that they would like to see their operations restructured by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold.  The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring.  At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as exists between MPI and the two Romanian license holding companies, are not permissible under the new law. The Company is in discussions with its partners in Romania to transfer the operation of the broadcasting licenses from MPI to the main license holding company Pro TV SRL and to increase the Company’s stake in Pro TV SRL from the existing 49% to a majority 66% stake as permitted under the new Media Law that came into force on July 22, 2002.  In connection with those discussions, it is expected that the secondary license holding company, Media Pro SRL, would apply to the Romanian Media Council to transfer the licenses it owns to Pro TV SRL, as this is also permitted under the new Media Law.  The Company is in the process of commencing the legal and regulatory steps required in order to complete this restructuring procedure, however, there can be no certainty that this transaction will be approved by the Romanian Media Council.

Upon completion of this restructuring the Company would have majority control over all the key licenses it operates in Romania.  Currently the Company only has minority stakes in the two Romanian license holding companies, albeit with blocking rights.

Slovenia

On December 13, 2002, Pro Plus entered into an agreement to purchase the interests of certain partners of Tele 59 d.o.o., which at that time held a 21% interest in Pro Plus and a 49% interest in POP TV d.o.o., for an amount equal to Euro 5,000,000 (approximately US$ 5.3 million).  This agreement was subject to the satisfaction of a number of conditions precedent,  including the securing of financing for the transaction and the receipt of necessary regulatory approvals.  Subsequently, Pro Plus executed a Euro 8,000,000 (approximately US$ 8.4 million) term loan agreement with Bank Austria Creditanstalt d.d. and Nova Ljubljanska Banka d.d. and a portion of the proceeds were dedicated to the completion of the purchase of the partners’ interests in Tele 59 d.o.o.

In January 2003, the Ministry of Culture of the Republic of Slovenia, which is vested with authority to oversee the implementation of the media law in Slovenia, approved the ownership by Pro Plus of interests in excess of 20% in more than one broadcaster.  On January 29, 2003, following receipt of that approval, Pro Plus completed the acquisition of the interests of certain partners of Tele 59 d.o.o.  On January 30, 2003, the Company restructured its operations in Slovenia.  Pursuant to that restructuring, the Company now holds a voting and economic interest in Pro Plus equal to 96.85%, subject to registration in the Commercial Registry of Slovenia.

In connection with the restructuring of its Slovenian operations, the Company has entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus.  Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to CME for a one year period beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA.  CME has the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of 2005 and is fixed during 2006 after which the call expires.

Slovak Republic

Following elections in the Slovak Republic on September 20, 2002, the ANO political party, founded by Mr. Pavol Rusko, an executive in Markiza-Slovakia  s.r.o. and STS, obtained a number of seats in the national parliament.  On November 1, 2002, Mr. Rusko was appointed a deputy chairman of the parliament.  In order to comply with Slovak conflict of interest rules, Mr. Rusko has resigned from his position as an executive of STS (the operating company for Markiza TV) and of Markiza-Slovakia  s.r.o.  In addition, following receipt of approval from the Company, he has transferred his indirect 17% ownership interest in Markiza-Slovakia  s.r.o. to a third party.  The Company does not believe that the resignation of Mr. Rusko will have a significant impact on its Slovak operations.

On November 1, 2001, the Slovak Republic Media Council announced it would monitor the political content of Markiza TV's news coverage as a result of Mr. Rusko launching the ANO political party.  Should the actions of Markiza-Slovakia  s.r.o. be found to be in violation of the Slovak  Act on Broadcasting and Retransmission, significant financial penalties may be imposed. Under existing agreements, STS would be liable to cover the costs of any potential financial penalties.

Ukraine

On June 1, 2002, Studio 1+1 appointed Vladimir Oseledchyuk as the new General Director. Vladimir Oseledchyuk had served as deputy director since the foundation of Studio 1+1.  The previous General Director, Alexander Rodniansky accepted the position of General Director for the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC and plans to extend that commercial co-operation for future projects. Following his departure, Alexander Rodniansky was appointed Honorary President and he also continues as the 70% shareholder in the license company.

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, the Company reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI’s allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine Media Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor’s Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev’s decision of February 1, 2002.  This decision was appealed to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001.  On November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts had not fully taken into consideration all the facts surrounding the matter before reaching judgment and ordered that the case be returned to the Arbitration Court of Kiev.  The first hearing took place on February 5, 2003 and was adjourned until February 18, 2003.  The next court hearing is scheduled for March 19, 2003. Studio 1+1, as an interested third party, has filed a request with the Supreme Court of Ukraine to accept an appeal of the Court of Cassation decision. If the appeal is accepted, the Supreme Court will be asked to annul the ruling of the Court of Cassation and to terminate these legal proceedings in favor of Studio 1+1 and the Ukraine Media Council.

The Company believes that the claim brought against AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

Czech Republic

The Company, through a wholly owned subsidiary, is still a party to arbitration proceedings against the Czech Republic. (For a further discussion, See Part I, Item 3, “Legal Proceedings”).

Following the dispute between CNTS and CET, the Company minimized its operations in the Czech Republic during 2001. The Company intends to sell its building and all of its remaining assets in the Czech Republic as required to mitigate the Company’s damage claim. CNTS will continue to pursue the outstanding legal claims against CETand the Czech Government.  (See Part I, Item 3, “Legal Proceedings” for a further discussion). On July 25, 2002 the Company received $8,713,002 from CET 21 a payment of the amounts pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny.

In July 2002, the Company paid its share of a capital increase in CET of $270,000 to maintain increase its ownership percentage from 1.25% to 3.125%.  The registration is pending and is subject to the outcome of a lawsuit between CME/CEDC and CET regarding the validity to transfer CEDC’s shares in CET to the Company.

Corporate

Financing arrangement with GoldenTree Asset Management LLC

On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC (“GoldenTree”). The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. The loan matures on June 15, 2004 with  an early repayment  option at the election of the Company. This financing together with partial repayment of inter-company debt due to the Company from its subsidaries was used as additional working capital. The principal terms of the loan are as follows:-

Compensation is payable in the form of interest, commitment and draw-down fee, and the issuance of warrants on any draw date. Any warrants issued are at an exercise price equal to the average price of Company shares of the last 26 days of trading prior to the closing of the financing.  The first 348,000 warrants were issued at an exercise price of  $5.0075.

Interest is applied at 12% per annum to any balances drawn down.  A commitment fee of 1.5% on $30 million was paid on signing and a draw down fee of 1.5 % of the borrowed amount was paid on the first draw-down. A 1.5% fee will be payable on any additional draw-down.

The financing agreement contains negative covenants, including those restricting the Company’s ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business.

Security has been provided in the form of guarantees and pledges. Guarantees have been provided by the Company and Central European Media Enterprises N.V.  Pledges, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V.  These entities function as holding companies for our operations.

On draw down of the first tranche of $15 million, 348,000 new share warrants were issued.  In the event of a further $15 million draw down a further 348,000 new warranties will be issued. In the event of early repayment, the Company at its option may make a cash payment or issue additional warrants, to a maximum of 348,000 additional warrants per $15 million of draw down, so that a 40% annual rate of return inclusive of the interest of 12% is achieved.  At maturity the Company, to meet its obligation of providing a 40% annual rate of return inclusive of 12% interest, may  issue additional warrants up to a maximum of 348,000 additional warrants per $15 million of draw down.

The following table is illustrative of the obligation of the Company to issue additional warrants on the maturity date.

Average share price for 26 trading days preceding June 15, 2004	Number of warrants at $5.0075

$33.46 or above	Zero

Between $19.23 and $33.46	Zero-348,000 dependent on share price

Below $19.23	348,000 warrants

If the average share price for the 26 trading days preceding June 15, 2004 is below $19.23, the Company will be obligated to issue 348,000 additional warrants and no further liability will fall on the Company.

Two-For-One Stock Splits

On  August 5, 2002 a duly authorized committee of the Board approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of August 16, 2002. Payment has been made in full by way of a transfer from the share premium account on August 26, 2002.

On  December 16, 2002 a duly authorized committee of the Board approved an additional two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of December 30, 2002 and the additional share was distributed on January 10, 2003.

Both of the two-for-one stock splits: (i) had no effect on the par value of the company’s Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company’s Class A Common Stock from $185,138 to $740,552; and (iii) increased the value of the authorized share capital of the Company’s Class B Common Stock from $79,347 to $317,388.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment and other fixed assets, bad debts, investments, intangible assets, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Program Rights Costs – The Company acquires programming to broadcast. This programming is the primary source of the Company’s ability to generate advertising revenue. Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized as follows: with regard to certain prime time feature films, the asset is amortized by 90% for the first run and 10% for the second run; all other programming is amortized by 100% on a first showing.  The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted accordingly.

Valuation of Intangible Assets – the Company has acquired significant intangible assets that are valued and recorded.  Intangible assets include goodwill, broadcast license costs and license acquisition costs. Goodwill represents the Company's excess cost over the fair value of net assets acquired.  Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142. Intangible assets include broadcast licenses and license acquisition. Broadcast license costs and license acquisition costs reflect the costs of acquiring licenses to broadcast. These intangible assets are deemed to have an infinite life and are not amortized. However, they are assessed for impairment on an annual basis in accordance with FAS No. 142.

Barter transactions – The Company enters into barter transactions for the provision of certain goods and services in addition to programming which is to be broadcast.  The Company records barter transactions at the estimated fair market value of goods or services received. In cases where bartered programs can only be obtained through a barter agreement, the Company values the barter at the value of the asset conveyed in exchange for the programs. In other cases where the Company has elected to enter into barter agreements as an alternate method of payment, strictly for economic reasons, the Company values the barter agreement at the value of the asset received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by the Company's station prior to receiving the merchandise or services, a receivable is recorded.

Additional Information

The Company, like other television operators, experiences seasonality (see Item 6 “Quarterly Results and Seasonality”), with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in television operations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. The Company has incurred and might in the future incur expenses conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses. The Company also engages in barter transactions in which its stations exchange commercial advertising time for goods and services.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material effect on the financial statements of the Company.

Accounting for Stock Based Compensation

In December 2002, FASB issued FAS No. 148, “Accounting  stock based compensation – transition and disclosure, an amendment of FASB statement No.123”. This Statement amends FASB Statement No. 123, Accounting for stock based compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, our adoption of FAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will also require us to disclose these effects in the interim financial statements .

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and we have adopted those requirements for our financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on our financial position, cash flows or results of operations.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 – “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interests entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created.

Foreign Currency

The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT"), Ukrainian hryvna ("Hrn") and Czech korunas ("Kc") and incurs expenses in those currencies as well as British pounds, U.S. dollars and Euros. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in U.S. dollars and other foreign currencies. The Company’s operating entities in Romania, Slovenia, the Slovak Republic and Ukraine, balance sheet accounts are translated from foreign currencies into U.S. dollars at the relevant period end exchange rate, while statement of operations accounts are translated from foreign currencies into U.S. dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

The exchange rates at the end of and for the periods indicated are shown in the table below.

	Balance Sheet As At December 31,			Income Statement Weighted Average for the years ended December 31,

	2002	2001	% change	2002	2001	% change

Euro equivalent of $1.00	0.95	1.12	15.2%	1.06	1.12	5.4%

Czech koruna equivalent of $1.00	30.14	36.27	16.9%	32.74	38.04	13.9%

Romanian lei equivalent of $1.00	33,500	31,597	(6.0)%	33,043	29,032	(13.8)%

Slovak koruna equivalent of $1.00	40.04	48.47	17.4%	45.10	48.51	7.0%

Slovenian tolar equivalent of $1.00	221.07	250.95	11.9%	240.15	243.99	1.6%

Ukrainian hryvna equivalent of $1.00	5.33	5.30	(0.6)%	5.33	5.29	(0.8)%

The Company's results of operations and financial position during 2002 were impacted by changes in foreign currency exchange rates.

Liquidity and Capital Resources

The Company’s key liquidity issue is the requirement to repay or refinance its Senior Notes which fall due in August 2004. We do not expect cash on hand at December 31, 2002 plus revenues which may be generated from operations between now and August 15, 2004 to be sufficient to fund the payment of the Senior Notes at maturity.  Our ability to refinance or repay the Senior Notes will depend upon the outcome of pending litigation concerning our former Czech Republic operations and our ability to collect from the Czech Republic any final  award determination (see Part I, Item 3, “Legal Proceedings”) and/or our ability to attract equity investors.  If we are unsuccessful in these respects and are not able to repay or refinance the Senior Notes, we are unlikely to be able to continue operations.

Net cash provided by operating activities was $11,084,000 in 2002 compared to the cash used in operating activities of $17,074,000 in 2001. The increase of $28,158,000 was primarily the result of a $28,953,000 cash receipt with regard to the Company's arbitration with Dr Zelezny (For further discussion, see Part I, Item 3, "Legal Proceedings").

Net cash used in investing activities was $2,372,000 in 2002 compared to net cash provided by investing activities of $5,550,000 in 2001. The decrease of $7,922,000 was primarily attributable to the cash proceeds received during 2001 as a result of the rebate of tax relating to assets in the Czech Republic.

Net cash provided by financing activities was $18,061,000 in 2002 compared to net cash used by financing activities of $3,829,000 in 2001. The change of $21,890,000 was primarily attributable to the company drawing down the first $15 million tranche of the GoldenTree facility, receiving $2.2 million as a loan from STS s.r.o. and the company’s subsidiary, Pro Plus drawing down Euro 5 million (approximately $5.3 million) of its Euro 8 million (approximately $8.4 million) loan agreement with Bank Austria Creditanstalt d.d. (“BACA”) and Nova Ljubljanska banka d.d.

The Company had cash and cash equivalents of $49,644,000 at December 31, 2002 compared to $22,053,000 at December 31, 2001.

Included in accounts payable and accrued liabilities, and Duties and other taxes payable as stated in the Company’s Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities :

	As at December 31, 2002	As at December 31, 2001
Current tax liabilities	$11,699,000	$9,421,000
Estimated interest and penalties on overdue tax liabilities	$11,570,000	$11,706,000

In current tax liabilities, the significant movement is a result of the Company making a provision for $3 million related to its agreement with the Dutch Tax authorities and the Company’s decrease in provision for potential tax liabilities in Romania.  Payment to the Dutch Tax authorities is to be made from any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings.  A significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at the Company’s Romanian subsidiaries.  A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. Penalties of up to  $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate.

Debt of the Company

At December 31, 2002, the Company had five main tranches of debt as follows:-

(1)

Senior Notes which are denominated in U.S. dollars, in part, and in Euros in part. The principal amount of the Senior Notes $175,349,000 is repayable on their maturity date, August 15, 2004. The U.S. dollar tranche of the Senior Notes totals $100,000,000 in principal amount and bears interest at a rate of 9 3/8% per annum.  The Euro tranche of the Senior Note totals Euro 71,581,961 ($75,349,000 as at December 31, 2002) in principal amount and bears interest at a rate of 8 1/8% per annum.

(2)

A facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC, maturing in June 2004. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. This agreement provides for the Company to pay approximately $450,000 in interest payments each quarter with a balloon payment on the outstanding principal in June 2004. An investment fee is payable in the form of new share warrants amounting to a maximum of 1,392,000 shares of Class A common stock of the Company. (For further discussion, see Part 11, Item 8, Note 2, “Financing of Operating and Capital Needs”.)

(3)

A facility of up to Euro 8 million (approximately $8.4 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. (“BACA”) and Nova Ljubljanska banka d.d. which matures in February, 2009. This loan is secured by the real property, fixed assets and receivables of Pro Plus.  During the term of the loan, Pro Plus is required to keep Euro 900,000 (approximately $0.9 million) on deposit with BACA.   As at December 31, 2002, Euro 5 million (approximately $5.3 million) was drawn down on this agreement.  As at January 30, 2003 this facility was fully drawn down.

(4)

A loan agreement with Ceska Sporitelna which had an outstanding principal balance at December 31, 2002 of Kc 249,764,513 (approximately $8.3 million), maturing November 2005, the payment of which is secured by an assignment of a dividend receivable by the Company from CNTS and a first mortgage on the Company’s owned building in the Czech Republic. This agreement provides for the Company to pay approximately $150,000 in interest payments each quarter with a balloon payment on the outstanding principal in November 2005 or on disposal of the building, whichever event arises first.

(5)

A loan to the Company of SKK100million (approximately $2.5 million) from its unconsolidated affiliate, STS s.r.o. pursuant to a loan agreement for SKK187million (approximately $4.7 million). The first tranche of SKK100 million (approximately $2.5 million) was drawn down on August 2, 2002.  A second and third tranche of SKK 20 million (approximately $500,000) each were drawn down on January 27, 2003 and February 24, 2003.  The Company has requested a fourth and fifth draw down of SKK 20 million (approximately $500,000) and SKK 27 million (approximately $675,000) in March 2003 and April 2003, respectively.

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

In August 1997, the Company issued two tranches of Senior Notes the principal of which becomes due in August 2004. The U.S. dollar tranche totals $100,000,000 in principal amount and bears interest at a rate of 9 3/8% per annum.  The Euro tranche totals 71,581,961 ($75,349,000 as at December 31, 2002) in principal amount and bears interest at a rate of 8 1/8% per annum.  The Senior Notes raised net proceeds of approximately $170,000,000. The Senior Notes are denominated in U.S. dollars, in part, and in Euros, in part.  The indentures governing the Senior Notes contain certain restrictions relating to the ability of the Company and its Subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments in unconsolidated companies, declare and pay dividends (in the case of the Company), sell assets and engage in extraordinary transactions.

In addition to the above, two equity accounted affiliates of the Company have loans.
(1)

As at December 31, 2002, Studio 1+1, an 18% owned subsidiary of the Company and the license holder within the Studio 1+1 Group, had $2.2 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%.  By way of security, Inter-media, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 and 4,864 minutes of advertising time (nominal value of $1,000 per minute).

(2)

A Slovak bank, Vseobecna uverova banka a.s.,( “VUB”), has lent STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3.8 million), a facility supported by charges over the assets and receivables of STS s.r.o. This has been partly used by STS to lend cash to the Company and will offset future payments of dividends in the order of SKK 90 million (approximately $2.2 million), thereby improving cashflow to the Company. The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2.5 million) and by way of an overdraft facility of up to SKK 50 million (approximately $1.2 million). Repayments by STS are due to the lender by way of six-monthly instalments of SKK 5 million (approximately $125,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1.7 million) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over Bratislava Inter Bank Official Rate (“BRIBOR”). A facility fee of SKK 350,000 (approximately $9,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

Tax Inspections

On February 11, 2003 the Romanian Court of Accounts, a Government financial inspection agency, commenced a review of certain financial documents of MPI.  The Court of Accounts is entitled to review any company which has benefited from a rescheduling of its VAT.  MPI received such a VAT rescheduling in October 2002.  The inspectors attended the offices of MPI up until February 19, 2003 and have not returned since, although they are entitled to ask supplemental questions at a later stage if they so wish.  No significant issue of concern has been raised by the Court of Accounts during its inspection.  It is expected that when the Court of Accounts finishes a review of the financial documents it will issue a report to MPI detailing its findings.

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998.  As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000  (approximately $4.8 million).  The Slovenian authorities have asserted that capital contributions and loans made by the Company in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus.  On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest.  Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid.  On February 9, 2001, the Slovenian tax authorities approved the cash capital contributions for 1995 and 1996.  This has reduced the assessment to SIT 636,800,000 (approximately $2.9 million).  The Administrative Court of Ljubljana has issued an injunction to prevent the tax authorities from demanding payment until a hearing on the matter has been concluded.  There is currently no date set for this hearing.

CNTS  was the subject of a VAT inspection by the Czech Republic tax authorities for the years 1997 and 1998.  As a result of this inspection the Czech tax authorities had levied an assessment seeking VAT payments of Kc 232,777,000 (approximately $7.7 million). The Czech authorities asserted that CNTS was providing certain services to CET and that these services should have been subject to VAT.  On February 28, 2001, CNTS received notification from the Czech Republic tax authorities that all tax investigations and assessments had been cancelled.  The Czech tax authorities had previously frozen CNTS’ 1998 and 1999 income tax prepayments in the amount of Kc 281,790,000 (approximately $9.3 million).  These income tax prepayments were returned to CNTS on February 20, 2001.

Financial Instruments and Hedging Activities

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9 3/8% $100 million fixed rate debt for floating rate debt. In May 2002, the Company chose to unwind the transaction by paying RBS $659,000.

As at December 31, 2002, the Company held US$ 600,000 with RBS on a short term dual currency deposit which matured on January 13, 2003.  This form of deposit is designed to enhance the yield on a given deposit.  The Company contracts to a strike rate in an alternative currency at the time of maturity of the deposit.  On the day of maturity, if the spot rate is less favorable than the contracted strike rate, the Company will receive its money in the alternative currency. Alternatively, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, the Company would not be in a position to take advantage of this.  The Company uses this form of deposit to enhance the interest rate on its deposits because it makes payments in US Dollars, Euros and British Pounds which means that the Company is relatively indifferent if the deposit is returned in an alternative currency.

Cash-flows from Subsidiaries

The primary internal sources of cash available for the Company’s corporate operating costs and development expenses are debt repayment, dividends and other distributions from its Subsidiaries.

The laws under which the Company’s operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles Subsidiaries, the Company's voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In Slovenia distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company cannot compel the distributions of dividends by Markiza TV. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999.

Cash (net of recharges) received from CME’s subsidiaries and partners for 2002 was $18,418,000 compared to $17,570,000 for 2001. During 2002, the Company received the following net amounts from its operations: Ukraine $3,987,000, Romania $180,000, Slovenia $6,369,000, Slovak Republic $6,342,000 and the Czech Republic $1,538,000.

The Company’s cash flow relies on cash generated by its subsidiary operations. In 2003, the Company will depend on receiving cash from the Slovak operations, a non-controlled entity from which the Company cannot compel the making of distributions, and from the sale of its building in the Czech Republic. Cash is mainly repatriated to the Company by the operations making payments on their inter company payables, loans and accrued interest.  As at December 31, 2002 the operations had the following unsecured balances owing to the Company :

Country		Total Outstanding (US $ 000’s)
Ukraine		$18,127
Romania		45,973
Slovenia	(1)	13,063
Slovak Republic		489
Czech Republic		162

Total		77,814

(1) In 1998 the Company converted inter-company debt to equity in the Slovenian operations in exchange for a $17.6 million preferential dividend distribution. The Company shall receive 50% of any dividend declared with the remaining 50% shared by all partners on a pro rata basis until the Company has received $17.6 million, after which it will receive its pro rata portion of dividends paid. No dividends have been received by the Company to date.

Cash Outlook

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

As discussed above, the Senior Notes mature in August 2004. The Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part I, Item 3, "Legal Proceedings"), renewals of broadcasting licenses through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations.

The future contractual obligations of the Company are as follows:

Contractual Obligations	Payments due by period ($ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$244,730	$18,807	$215,859	$1,011	$9,053
Capital Lease Obligations	818	137	260	137	284
Operating Leases	6,554	1,443	1,266	1,171	2,674
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Obligations	$252,102	$20,387	$217,385	$2,319	$12,011

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Net Revenues

The Company’s consolidated net revenues increased by $19,364,000 or 26%, to $92,602,000 in 2002. This increase was primarily attributable to significant growth in the Ukrainian and Slovenian operations’ net revenues.  In Ukraine, there was significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group which has the effect of increasing the group’s consolidated sales. In Slovenia, there were one-off revenues associated with the Slovenian operation’s coverage of the 2002 FIFA Football World Cup and the effect of the Slovenian tolar depreciating in value against the Euro, in which local sales are denominated.

The net revenues of the Company’s Slovenian operations increased by $5,400,000 or 19% to $33,864,000 in 2002.  The increase in net revenue was affected by the US dollar decreasing in value by 1.6% against the Slovenian tolar (SIT) and 5.4% against the Euro, respectively, during 2002. In local currency terms, net revenues increased by SIT 11,872,000 or 17% due to real increases in the local TV advertising market, and the Slovenian operation’s coverage of the 2002 FIFA Football World Cup.

The net revenues of the consolidated entities of the Company’s Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1 Ltd) increased by $14,532,000, or 140%, to $24,883,000 in 2002. This increase was significantly effected by increased sales from a subsidiary to an associate within the Studio 1+1 Group.

The net revenues of the Romanian operations increased by $994,000 or 3% to $33,547,000 in 2002. This increase reflects a stable market share in an increasing TV advertising market.

Station Expenses

Total station operating costs and expenses (including amortization of rights and depreciation of fixed assets and other intangibles) increased by $7,032,000 or 12%, to $67,501,000 in 2002. The increase in total station operating costs was primarily attributable to planned increases in amortization of the Company’s Romanian and Ukrainian programming rights and a write down in value of asset held for sale.

The Romanian operations recorded an increase in station operating costs of $351,000 or 1% to $27,001,000 in 2002. The increase is primarily attributable to a higher amortization for programming rights in 2002 compared to 2001 when the station targeted reducing on-air costs.   This increase is partly offset by the operation’s cost control measures, implemented in 2001, which led to reductions in production, broadcast operation and staff costs.

The station operating costs of the Company’s Slovenian operations increased by $1,502,000 or 8% to $20,926,000 in 2002.  This is due to increased investment in local production, in particular production of the one-off 2002 FIFA Football World Cup, and the effect of the dollar decreasing in value against the Slovenian tolar.  Partially offsetting this, a cost control program delivered significant savings in other operating areas.

The Ukrainian operations recorded an increase in operating costs of $3,375,000, or 29%, to $14,813,000 in 2002, as a result of increased investment in programming.

A diminution in the value of asset held for resale of $3,446,000 was recognised in year ended December 31, 2002.

Station selling, general and administrative expenses were $13,183,000 in 2002, a decrease of $6,809,000 or 34%, mainly attributable to reduced costs in Romania.

The Romanian operations had a significant decrease in selling, general and administrative costs of $8,234,000, or 62%, to $5,125,000 in 2002. This is substantially the result of a the difference in bad debt expense in the two years (2002: $(0.3) million; 2001 $6.2 million).

The Ukraine operations delivered an increase in selling, general, and administrative costs of $725,000, or 21%, to $4,191,000 in 2002 as a result of an increase in program related costs.

The Czech Republic’s operations’ general and administrative costs increased by $707,000, from $221,000 in 2001 to $928,000 in 2002.  The increase is a result of a reversal of a provision for legal costs which were not subsequently incurred, based on legal progress in 2001.

The Slovenian operations maintained selling, general and administrative costs at $2,939,000 in 2002.  The effect of the dollar decreasing in value against the Slovenian tolar has been completely absorbed by the cost control project yielding savings in most cost categories.

Corporate Expenses

Corporate operating costs and development expenses increased by $2,809,000, or 33%, to $11,357,000 in 2002. This increase was primarily a result of an increase in  employee costs and professional and legal costs.

On July 25, 2002 the Company received $8,713,002 from CET 21 as payment of the amounts owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny. The Company has treated the total receipt of $28,953,002 as a credit to the income statement as detailed in the table below. Arbitration Costs include all costs of and relating to the ICC Arbitration Tribunal against Dr Zelezny, and additionally, all costs relating to the arbitration proceedings against the Czech Republic, (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the year ended December 31, 2001 were previously classified in Corporate operating costs and development expenses.

	For the Years Ended December 31, (US$ 000's)
	2002	2001
Arbitration Related Proceeds	$(28,953)	$-
Arbitration Related Costs	12,351	4,509

Net Arbitration Related (Proceeds)/Costs	$(16,602)	$4,509

In accordance with FIN 44, the Company has charged $3,754,000 in 2002 with regard to stock based compensation. (For further discussion, see Part II, Item 8, Note 11, “Stock Option Plans”.)

Amortization of goodwill and allowance for development costs for 2002 was $nil compared to $1,747,000 for 2001. This decrease was a result of the Company adopting FAS 142 “Goodwill and Intangible Assets”.  The Company has reviewed its intangible assets and believes that they are not impaired.

As a result of the above factors, the Company generated an operating profit of $13,409,000 in 2002 compared to an operating loss of $22,027,000 in 2001.

Results Below Operating Income/(Loss)

The loss on the write down of investment for 2002 was $2,685,000 compared to $nil for 2001. This increase is due to the 12.5% write down of the Company’s investment in STS due a change in the Company’s ownership. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion, see Part I, Item 1,  “Business”).

As explained in Part I, Item 1, “Business” some of the Company’s broadcasting licenses are held by unconsolidated affiliates over which the Company has minority blocking rights but not majority control.  These affiliates are accounted for using the equity method.

Equity in income of unconsolidated affiliates was $2,861,000 for 2002 compared to an equity in income of unconsolidated affiliates of $7,137,000 for 2000. This change of $4,276,000 is detailed below:

	For the Years Ended December 31,(US$ 000's)
	2002	2001	Change
Slovak operations	$4,169	$1,832	$2,337
Ukrainian operations	(587)	5,305	(5,892)
Romanian operations	(1,611)	-	(1,611)
Slovenian operations	890	-	890

Equity in income/(loss) of unconsolidated affiliates	$2,861	$7,137	$(4,276)

Net interest and other expense decreased by $3,847,000 to $13,912,000 in 2002 compared to an expense of $17,759,000 in 2001.  This was primarily a result of a re-scheduling agreement relating to the Company's Romanian tax liabilities which enabled the Company to reverse a provision for possible penalties and interest.

The Company entered into a “swaption” agreement with the Royal Bank of Scotland in the third quarter of 2001 which was cancelled in the second quarter 2002. The net change in fair value of Derivative of $1,108,000 is the net result of the cancellation in the second quarter of 2002.

A gain on the sale of a subsidiary of $1,802,000 was realized in 2001, relating to the sale of Video Vision. On November 22, 2001 the Company sold its 70% interest in Video Vision for the initial price that the Company paid for its 70% stake.  The gain on sale reflects a write back of prior years’ losses from this subsidiary.

Net foreign currency exchange loss of  $10,231,000 in 2002 compares to a net foreign exchange gain of $1,651,000 in 2001. This foreign currency exchange loss is a result of a significant weakening of the US dollar during 2002 against the Euro and the Czech koruna. This affected the Company's Euro denominated portion of the Company's Senior Notes obligations and the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS.

A gain on discharge of obligation of $5,188,000 was recorded in the first quarter of 2001. This represents a debt the Company owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. (For further discussion, see Part I, Item 3,"Legal Proceedings").

Provision for income taxes was $4,135,000 in 2002 compared to $1,381,000 in 2001, primarily as a result of a provision being made in respect of Dutch Tax.

Minority interest in the income of consolidated subsidiaries was $599,000 in 2002 compared to a minority interest in loss of $2,138,000 in 2001. Under US GAAP the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the company’s losses. A cash contribution of $1,330,000 by the minority shareholders of MPI has allowed the Company to recoup a like amount of previously recognised losses. Other small movements reflect changes in the minority interest in other group companies.

As a result of these factors, the net loss from the continuing operations of the Company was $14,184,000 in 2002 compared to $24,827,000 in 2001.

Year ended December 31, 2001 compared to year ended December 31, 2000

Net Revenues

The Company’s consolidated net revenues decreased by $3,575,000 or 5%, to $73,238,000 for 2001. This decrease was primarily attributable to a decrease in the net revenues of its Romanian operations. This decrease was partially offset by increases in the net revenues of the Company’s Ukrainian and Slovenian operations.

The net revenues of the Romanian operations declined by $7,038,000 or 18% from $39,591,000 in 2001. This was mainly due to the introduction of peoplemeters in September 2001 in Romania.

The net revenues of the Company’s Slovenian operations increased by $4,296,000 or 18% for 2001 compared to 2000 primarily as a result of the Company acquiring control over the operations, economics and programming of Kanal A on October 11, 2000.  Kanal A accounted for $6,512,000 of the Slovenian operation’s net revenue, an increase of $3,995,000 over the 2000 results. This increase was principally due to Kanal A results being included for a full year in 2001 compared with three months in 2000. The net revenue increase would have been greater had the US Dollar not continued to appreciate against the Slovenian tolar (SIT) during 2001. In local currency terms, net revenues increased by SIT 1,713,974 or 31%.

The net revenues of the consolidated entities of the Company’s Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1 Ltd) increased by $556,000, or 6% to $10,351,000 in 2001. This increase was a result of the continued recovery in the Ukraine advertising market and outsourcing of the sales force at Studio 1+1 to Video International.

Station Expenses

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $17,339,000 or 22%, to $60,469,000 in 2001. The decrease in total station operating costs was primarily attributable to reductions at the Company’s Romanian and Ukrainian operations, partially offset by an increase at the Company’s Slovenian operations.

The station operating costs of the Company’s Slovenian operations increased by $2,133,000 or 12% to $19,424,000 in 2001.  This is the result of the Company acquiring control over the operations, economics and programming of Kanal A on October 11, 2000.

The Romanian operations recorded a decrease in station operating costs of $8,863,000 or 25% to $26,650,000 in 2001. This is a result of reducing the operations and implementing cost control measures which have reduced costs in all operating categories, in particular reductions in the depreciation of station fixed assets and acquired programming costs. As a result of improved program library management, in particular the renegotiation of license contracts, a corporate provision of $2,100,000 was reversed, reducing program syndication charges for the year.

The Ukrainian operations recorded a decrease of $9,837,000 in operating costs to $11,438,000 in 2001, a result of the Company’s decision to write down $9,836,000 of the carrying value of the goodwill relating to the Studio 1+1 assets in 2000.  The review of goodwill was conducted according to FAS 121 “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets Disposed of.”  Partially offsetting the decrease in depreciation and amortization charges, are increased salaries, production costs and acquired programming charges.

Station selling, general and administrative expenses were $19,992,000 in 2001, an increase of $590,000. The increase in selling, general and administrative expenses was attributable to a $5,185,000 increase in the bad debt expense at the Romanian operations, and an increase in Ukraine across all categories, offset by savings at CNTS. CNTS has achieved a decrease of $3,643,000 to $225,000 in 2001 as a result of a reversal of a provision for legal costs which were not subsequently incurred, based on legal progress in 2001. See Part I, Item 3, “ Legal Proceedings” for further discussion on the ongoing dispute between CNTS and CET.

The Romanian operations had an increase in selling, general and administrative costs of $3,392,000 to $13,359,000 in 2001. This is a result of the increase of $5,185,000 in the bad debt expense to $6,241,000 in 2001 from $1,056,000 in 2000, partially offsetting savings in all other cost categories.

The Ukraine operation had an increase in selling, general, and administrative costs of $927,000 to $3,466,000 in 2001 as a result of increases in all cost categories.

The Slovenian operations decreased selling, general and administrative costs by $43,000 to $2,946,000 in 2001 from $2,989,000 in 2000 primarily as a result of decrease in marketing and consulting costs.

Corporate Expenses

Corporate operating costs and development expenses decreased by $30,000 to $8,548,000 in 2001.

For the year ended December 31, 2001, the Company incurred $4,509,000 of legal costs relating to the ICC Arbitration Tribunal against Dr Zelezny and the arbitration proceedings against the Czech Republic compared to $2,839,000 for the year ended December 31, 2000. (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the years ended December 31, 2001 and 2000 were previously classified in Corporate operating costs and development expenses.

	For the Years Ended December 31, (US$ 000's)
	2001	2000
Arbitration Related Proceeds	$-	$-
Arbitration Related Costs	4,509	2,839

Net Arbitration Related (Proceeds)/Costs	$4,509	$2,839

Amortization of goodwill and allowance for development costs increased by $77,000, or 5%, to $1,747,000 in 2001 mainly due to a full year amortization charge against the purchase cost of Kanal A being included in 2001 compared to three months in 2000.

As a result of the above factors, the Company generated an operating loss of $22,027,000 in 2001 compared to an operating loss of $33,484,000 in 2000.

Results Below Operating Income/(Loss)

Equity in income of unconsolidated affiliates was $7,137,000 for 2001 compared to an equity in loss of unconsolidated affiliates of $514,000 for 2000. This change of $7,651,000 is detailed below:

	For the Years Ended December 31, (US$ 000's)
	2001	2000	Change
Slovak operations	$1,832	$(1,773)	$3,605
Ukrainian operations	5,305	1,259	4,046

Equity in income/(loss) of unconsolidated affiliates	$7,137	$(514)	$7,651

Net interest and other expense decreased by $486,000 to $17,759,000 in 2001 compared to an expense of $18,245,000 in 2000.

The 2001 change in the fair value of the derivative was a provision for a net loss of $1,576,000 due to the mark to market revaluation of the Royal Bank of Scotland interest rate swap transaction which has been valued in accordance with FAS 133.

A gain on the sale of a subsidiaries of $1,802,000 was realized in 2001, relating to the sale of Video Vision. On November 22, 2001 the Company sold its 70% interest in Video Vision for the initial price that the Company paid for its 70% stake.  The gain on sale of the subsidiary was $1,802,000 which reflects a write back of prior years’ losses from this subsidiary.

Net foreign currency exchange gain of  $1,651,000 in 2001 compares to a net foreign exchange loss of $2,286,000 in 2000.  The increase in the foreign currency exchange gain is a result of the effect of a weaker US Dollar on the Deutsche mark denominated portion of the Company's Senior Notes obligations partially offset by the effect of a weaker Czech koruna on the outstanding Czech koruna denominated debt of the Company incurred in connection with the Company's 1996 purchase of an additional economic interest in CNTS, and by losses on  non-US dollar denominated assets and the re-translation of US dollar denominated obligations held by the Company's non-US Subsidiaries. In addition, the Company recorded a foreign exchange loss as a result of a dividend paid by CNTS in February 2000 and a foreign exchange loss on the CNTS dividend declared (but not paid) in the second quarter of 2000.

Gain on sale of investment of $17,186,000 in 2000 relates to the sale by the Company of a note that it received in connection with the Company’s sale of a subsidiary in Poland.

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

Minority interest in the loss of consolidated subsidiaries was $2,138,000 in 2001 compared to a minority interest in income of $59,000 in 2000. Under US GAAP the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the company’s losses. A cash contribution of $2,070,000 by the minority shareholders of MPI has allowed the Company to recoup a like amount of previously recognised losses. Other small movements reflect changes in the minority interest in other group companies.

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

The Company’s program to address the adoption of the single Euro currency was successful in that our business activities have continued without disruption since its introduction and the associated costs were not significant.

Forward-looking Statements

This report contains forward-looking statements, including statements regarding the potential damages to be awarded to the Company and the timing of any announcement in connection with the arbitration tribunal’s decision determining the quantum of damages caused by the Czech Republic’s violation of the Netherlands – Czech Republic Bilateral Investment Treaty, the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, future investments in existing television broadcast operations, anticipated changes in the Company’s structure in Romania, business strategies and  commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors and the ability to collect on the Czech Republic arbitration award.

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

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain Subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk.  At December 31, 2002 the Company held no foreign exchange contracts.

A major component of the Company’s foreign currency exchange rate risk is the Euro 71.6 million (approximately US$75 million) Senior Notes.  These Notes were valued at US$75.0 million and US$63.6 million as at December 31, 2002 and 2001, respectively.

Interest Rate Risk Management

In November 2001, the Company entered into an interest rate swap transaction through RBS to exchange its 9 3/8% US$100 million fixed rate debt for floating rate debt. In May 2002, the Company chose to unwind the transaction by paying RBS US$659,000.

Approximately 93% of the Company's debt was maintained with a fixed interest rate as at December 31, 2002 compared to 37% as at December 31, 2001.  The Company has two tranches of debt that provide for interest at a spread above a base rate (such as LIBOR).  A significant rise in these base rates would have an adverse effect on the Company's business, financial condition and results of operations.

Interest Rate Table as at December 31, 2002

Expected Maturity Dates	2003	2004	2005	2006	Thereafter

	US$ 000’s
Total Debt:

Fixed Rate	-	$189,193	-	-	-

Average Interest Rate	-	9.1%	-	-	-

Variable Rate	-	-	$8,304	-	$5,208

Average Interest Rate	-	-	6.3%	-	6.0%

Variable Interest Rate Sensitivity as at December 31, 2002

			Yearly interest charge if interest rates increase by ($000s):
Value of Debt as at December 31, 2002 (US$ 000's)	Interest Rate as at December 31, 2002	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
8,304	6.25%	$ 519	$ 602	$ 685	$ 708	$ 851	$ 934
5,208	6.0%	$ 312	$ 365	$ 417	$ 469	$ 521	$ 573

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheet of Central European Media Enterprises Ltd. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000, prior to the addition of the transitional disclosures discussed in Note 5, were audited by other auditors who have ceased operations.  Those auditors expressed in their report dated March 27, 2002 an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets”.

As discussed above, the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations.  As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by FAS No. 142, “Goodwill and Other Intangible Assets”.  We audited the transitional disclosures in Note 5.  In our opinion, the transitional disclosures for 2001 and 2000 in Note 5 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than in respect of such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

Deloitte & Touche
London, United Kingdom
March 10, 2003

This is a copy and does not reflect a reissuance of Arthur Andersen’s Audit Report

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

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and in its cash flow projections is relying on cash inflows that are outside the Company management’s direct control. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN

Hamilton, Bermuda
March 27, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Partners of Produkcija Plus d.o.o.
Ljubljana, Slovenia

We have audited the accompanying balance sheets of Produkcija Plus d.o.o. as of December 31, 2001  and 2000, and related statements of operations and cash flows for the years ended December 31, 2001 and 2000 (not presented separately herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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
March 10, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Partners of Super Plus Holding d.d.
Ljubljana, Slovenia

We have audited the accompanying consolidated balance sheets of Super Plus Holding d.d. and its subsidiary (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of operations and cash flows for the year ended December 31, 2001 and for the period from October 11, 2000 to December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and in its cash flow projections is relying on cash inflows that are outside the Company’s management’s control and depend on the Company’s parent company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche
Ljubljana, Slovenia
March 10, 2003

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(US$ 000’s, except per share data)

	December 31, 2002	December 31, 2001
ASSETS

Current Assets

Cash and cash equivalents	$49,644	$22,053

Restricted cash	6,168	3,562

Accounts receivable (net of allowances of $7, 481, $8,219)	21,357	19,451

Program rights costs	10,997	8,754

Advances to related parties	3,842	7,346

Asset held for sale	5,473	8,679

Other short-term assets	4,141	5,308

Total current assets	101,622	75,153

Loans to related parties	7,742	7,276

Investments in/and advances to unconsolidated affiliates	21,637	21,502

Property, plant and equipment (net of depreciation of $47,244, $41,225)	14,078	16,642

Program rights costs	6,982	6,497

License costs and other intangibles (net of amortization of $9,928, $9,867)	2,144	2,119

Goodwill (net of amortization of $26,801, $26,590)	18,201	16,811

Other assets	4,286	5,265

Total Assets	$176,692	$151,265

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2002 and 2001

(US$ 000’s, except share and per share data)

	December 31, 2002	December 31, 2001

LIABILITES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:

Short term payables to bank	$-	$1,576

Accounts payable and accrued liabilities	36,856	37,582

Duties and other taxes payable	18,088	21,127

Income taxes payable	5,181	602

Current portion of credit facilities and obligations under capital leases	8,440	10,785

Investments payable	1,256	1,256

Advances from related parties	1,361	1,155

Total current liabilities	71,182	74,083

NON-CURRENT LIABILITES

Long-term portion of credit facilities and obligations under capital leases	20,518	707

$100,000,000 9 3/8% Senior Notes due 2004	99,964	99,942

Euro 71,581,961 8 1/8% Senior Notes due 2004	75,036	63,621

Other liabilities	3,849	1,618

Total non-current liabilities	199,367	165,888

Minority interests in consolidated subsidiaries	2,019	90

Commitments and Contingencies (Note 12)

SHAREHOLDERS' DEFICIT:

Class A Common Stock $0.08 par value:

Authorized: 100,000,000 shares at December 31, 2002 and December 31, 2001; issued and outstanding : 9,256,884 at December 31, 2002 and 2001	740	740

Class B Common Stock $0.08 par value:

Authorized: 15,000,000 shares at December 31, 2002 and December 31, 2001; issued and outstanding : 3,967,368 at December 31, 2002 and 2001	318	318

Additional paid-in capital	360,401	355,591

Accumulated deficit	(452,011)	(437,827)

Accumulated other comprehensive loss	(5,324)	(7,618)

Total shareholders' deficit	(95,876)	(88,796)

Total liabilities and shareholders' deficit	$176,692	$151,265

All Class A and Class B Common Stock has been retrospectively adjusted to reflect the two-for-one stock splits which occurred on August 16, 2002 and January 10, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2002	2001	2000
Net revenues	$92,602	$73,238	$76,813
STATION EXPENSES:
Operating costs and expenses.	36,099	36,323	37,160
Amortization of programming rights	20,205	12,815	15,994
Depreciation of station fixed assets and other intangibles	7,751	11,331	24,654
Write down in value of asset held for sale	3,446	-	-

Total station operating costs and expenses	67,501	60,469	77,808
Selling, general and administrative expenses	13,183	19,992	19,402
CORPORATE EXPENSES:
Corporate operating costs and development expenses	11,357	8,548	8,578
Net arbitration related (proceeds)/costs	(16,602)	4,509	2,839
Stock based compensation	3,754	-	-
Amortization of goodwill	-	1,747	1,670

Operating income/(loss)	13,409	(22,027)	(33,484)
Loss on write down of investment	(2,685)	-	-
Equity in income/(loss) of unconsolidated affiliates	2,861	7,137	(514)
Net interest and other expense	(13,912)	(17,759)	(18,245)
Change in fair value of derivative	1,108	(1,576)	-
Gain on sale of subsidiaries	-	1,802	-
Foreign currency exchange gain/(loss), net	(10,231)	1,651	(2,286)
Gain on sale of investment	-	-	17,186
Gain on discharge of obligation	-	5,188	-

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(9,450)	(25,584)	(37,343)
Provision for income taxes	(4,135)	(1,381)	(96)

Income/(loss) before minority interest and discontinued operations	(13,585)	(26,965)	(37,439)
Minority interest in (income)/loss of consolidated subsidiaries	(599)	2,138	(59)

Net income/(loss) from continuing operations	(14,184)	(24,827)	(37,498)

Discontinued operations: Gain on disposal of discontinued operations (Hungary)	-	2,716	-

Net income/(loss)	$(14,184)	$(22,111)	$(37,498)

PER SHARE DATA:
Net income/(loss) per share
Continuing operations - Basic and Diluted	$(1.07)	$(1.88)	$(2.84)
Discontinued operations - Basic and Diluted	-	0.21	-

Total	$(1.07)	$(1.67)	$(2.84)

Weighted average common shares used in computing per share amounts:
Basic and Diluted (‘000s)	13,224	13,224	13,220

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(US$ 000’s)

	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Surplus/ (Deficit)

BALANCE, December 31, 1999		185	79	356,385	(378,218)	(13,667)	(35,236)
Stock Dividends		555	239	(794)			-
Comprehensive income/(loss):
Net income/(loss)	(37,498)				(37,498)		(37,498)
Other comprehensive income/(loss):
Unrealized translation adjustments	6,856					6,856	6,856

Comprehensive income/(loss)	(30,642)

Stock issued:
Capital contributed by shareholders		-	-	-	-	-	-

BALANCE, December 31, 2000		740	318	355,591	(415,716)	(6,811)	(65,878)

Comprehensive income/(loss):
Net income/(loss)	(22,111)				(22,111)		(22,111)
)Other comprehensive income/(loss):
Unrealized translation adjustments	(807)					(807)	(807)

Comprehensive income/(loss)	(22,918)

Stock issued:
Capital contributed by shareholders		-	-	-	-	-	-

BALANCE, December 31, 2001		740	318	355,591	(437,827)	(7,618)	(88,796)

Stock Based Compensation				3,754			3,754

Warrants Issued				1,048			1,048
Comprehensive income/(loss):
Net income/(loss)	(14,184)				(14,184)		(14,184)
Other comprehensive income/(loss):
Unrealized translation adjustments	2,294					2,294	2,294
Comprehensive income/(loss)	(11,890)

Stock issued:
Capital contributed by shareholders		-	-	8	-	-	8

BALANCE, December 31, 2002		$ 740	$ 318	$ 360,401	$ (452,011)	$ (5,324)	$ (95,876)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (US$ 000’s)
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(14,184)	$(22,111)	$(37,498)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in income/(loss) of unconsolidated affiliates	(2,861)	(7,137)	514
Depreciation and amortization	29,194	26,674	42,864
Loss on write down of investment	2,685	-	-
Loss on write down of assets held for resale	3,446	-	-
Gain on discharge of obligation	-	(5,188)	-
Gain on disposal of investment	-	-	(17,186)
Stock based compensation	3,754	-	-
Minority interest in loss of consolidated subsidiaries	599	(2,138)	59
Foreign currency exchange loss/(gain), net	10,231	(1,651)	2,286
Net change in:
Accounts receivable	(826)	3,819	(7,967)
Program rights costs	(23,280)	(15,647)	(15,518)
Advances from affiliates	163	1,855	10,756
Other short-term assets	787	7,876	2,238
Accounts payable and accrued liabilities	1,480	(7,093)	4,736
Short term payables to bank	(1,576)	1,576	-
Income and other taxes payable	1,472	2,091	(813)

Net cash provided by/(used in) operating activities	11,084	(17,074)	(15,529)

CASH FLOWS FROM INVESTING ACTIVITIES:

Other investments	(271)	-	(13,163)
Cash proceeds from disposal of discontinued operations	-	-	4,416
Cash proceeds from disposal of investments	-	-	37,250
Restricted cash	(2,606)	(2,110)	3,161
Acquisition of fixed assets	(2,690)	(2,333)	(617)
Proceeds from disposal of fixed assets	536	2,371	-
Loans and advances to affiliates	3,243	6,892	(8,171)
License costs, other assets and intangibles	(584)	730	(3,360)

Net cash provided by/(used in) investing activities	(2,372)	5,550	19,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities and payments under capital leases	16,803	(5,899)	(2,087)
Receipts from/(payments to) minority shareholders	1,320	2,070	(311)
Capital contributed by shareholders	8	-	-
Other long-term liabilities	(70)	-	-

Net cash received from/(used in) financing activities	18,061	(3,829)	(2,398)

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	818	(104)	(1,069)

Net increase/(decrease) in cash and cash equivalents	27,591	(15,457)	520
CASH EQUIVALENTS, beginning of period	22,053	37,510	36,990
CASH EQUIVALENTS, end of period	$49,644	$22,053	$37,510

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$14,536	$15,106	$16,664
Cash paid for income taxes (net of refunds)	$326	$261	$623
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Acquisition of property, plant and equipment under capital lease	$-	$344	$195

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
.
1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd. ("CME"), a Bermuda corporation, was formed in June 1994. CME's assets are held through a series of Dutch and Netherlands Antilles holding companies. CME, together with its Subsidiaries (CME and its Subsidiaries are collectively referred to as the "Company"), invests in, develops, and operates national and regional commercial television stations and networks in Central and Eastern Europe.

Romania

Operating Companies : MPI and Media Vision

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

With specific reference to MPI, the certain financial and corporate matters which require approval of the minority shareholders are in the nature of "protective" rights which are not an impediment to  consolidation for accounting purposes.

In addition, in Romania, the Company owns 70% of Media Vision SRL ("Media Vision"), a production and subtitling company.  On November 22, 2001 the Company sold its 70% interest in Video Vision International SRL ("Video Vision"), a Romanian post-production company and the gain recognized on this sale was $1.8 million.

License Companies : PRO TV Srl and Media Pro Srl

The Company owns 49% of the equity of PRO TV, Srl which holds 19 of the 22 licenses for the stations which comprise the PRO TV, Acasa and Pro TV International network. Messrs. Sarbu and Tiriac own substantially all of the remainder of PRO TV, Srl. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which the Company holds 44% of the equity.  The remainder is owned by Messrs. Sarbu and Tiriac.

Slovenia

Operating Company : Pro Plus

Pro Plus provides programming to and sells advertising for the broadcast licenseholders POP TV d.o.o and Kanal A.d.d. as well as additional affiliates.  Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, the Company has restructured its Slovenian operations.  As of January 30, 2003 the Company owns 96.85% of the equity in Pro Plus and has a corresponding economic interest.  This ownership interest is subject to registration in the Commercial Registry of Slovenia. Prior to January 30, 2003 the Company owned 78% of the equity in Pro Plus and an effective economic interest of 85.5%.

In connection with the restructuring of its Slovenian operations, the Company has entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus.  Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to CME for a one year period beginning on December 31, 2004 at a price that consists of a fixed component and a variable component.  CME has the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of 2005 and is fixed during 2006 after which the call expires.

License Companies : POP TV d.o.o and Kanal A

As of January 30, 2003, Pro Plus owns 100% of the equity of POP TV d.o.o.   POP TV holds all of the licenses for the Slovenian operations apart from those effectively held by Kanal A.  Pro Plus has entered into an agreement with POP TV, under which Pro Plus provides all programming to POP TV and sells its advertising.

The Company controls the operations, economics and the programming of Kanal A, which is the second leading commercial television broadcaster in Slovenia. 90% of the equity interest in Kanal A is being held by Superplus Holding d.d. (“Superplus”) which is owned by individuals who are holding the share of Superplus in trust for the Company.  As of January 30, 2003, Pro Plus owns the remaining 10% of Kanal A.  Pro Plus has entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising.

Slovak Republic

Operating Company : STS

The Company's interest in Slovenska Televizna Spolocnost, s.r.o.("STS") is governed by a Participants Agreement (the "Slovak Agreement") between the Company and Markiza-Slovakia  s.r.o. ("Markiza") forming STS. Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49% voting interest and a 70% economic interest in, STS.  Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 70% of the profits of STS, except that the Company's share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by the Company.  A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners.

License Company : Markiza

On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza.  As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition.  The Company now has the right to appoint one of three authorized co-signatories of Markiza, which gives CME a blocking control over Markiza's significant activities.  The ownership transfer to the Company was approved by the Slovak Republic Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

As a result of the change in the Company’s entitlement to distribution of profits, the Company has charged the Consolidated Statement of Operations with $2,685,000 in the first quarter of 2002, to reflect the reduction in the economic interest based on the Company’s value of the investment as at December 31, 2001.

Ukraine

Operating Companies : Innova, IMS

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova") and International Media Services ("IMS"). Innova holds 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1, the license holding company in Ukraine.

Ukraine Advertising Holding B.V. (“UAH”), where the Company owned a 60% equity interest, was dissolved in June 2002 following the registration of the sale of its shares in Prioritet, the main vehicle for advertising sales up until January 1 2001, where UAH held a 50% interest.

Innova provides programming and production services to Studio 1+1 Ltd, the license holding company. From January 1, 2001, the sale of Studio 1+1 Ltd’s advertising air time has been out-sourced to Video International (“VI”), in which the Company has neither an economic nor a voting interest.

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%.  At present the Company’s interest in Studio 1+1 Ltd is, indirectly, 18%.  Existing agreements commit all the shareholders of Studio 1+1 to increase the direct holding of the Company, or one of its subsidiaries, when legislation permits this.

All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of  Studio 1+1 Ltd, the license holding company, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval.

Czech Republic

The Company owns a 93.2% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic.  On January 31, 2002 the Nova license was extended until 2017.  CET was awarded that license with the full knowledge and understanding of the Czech Republic Media Council that CEDC (the Company’s direct predecessor in interest) was a direct participant in the license application.  With the involvement of the Czech Republic Media Council, the Company and CET entered into a Memorandum of Association and Investment (the “Memorandum of Association”) that provided for the creation of a company, CNTS, to operate and broadcast the planned television station.  An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC.  Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV.

On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS’s studios.  In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract.  CET has continued to pre-empt all of CNTS’s programming for Nova TV.  As a result of this situation, CNTS has been unable to generate revenues and its operations have been suspended.  On September 9, 1999, the Company announced the suspension of technical and production operations at CNTS and CNTS has since dismissed a majority of the employees.

The Company and Ronald S. Lauder, the non-executive Chairman of the Company’s Board of Directors, have sought remedies in a number of court and arbitration proceedings. The Company is seeking various forms of relief, reinstatement of its status and rights, and of costs incurred and damages sustained during or as a result of this dispute.

It is the Company’s intention to sell its Czech assets during 2003. The sale of these assets will trigger repayment of a loan of $8,304,000 currently not otherwise due until 2005.

2. FINANCING OF OPERATING AND CAPITAL NEEDS

The Company had cash of $49,644,000 at December 31, 2002 to enable it to finance its future activities compared to $22,053,000 as at December 31, 2001.

In 2002, cash (including CNTS dividends, inter-company charges, repayment of related party personal loans and net advances) received from the Company's subsidiaries and partners for 2002 was $18,418,000 compared to $17,570,000 for 2001. In addition to this, the Company received an amount of $28,953,000 owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal. (See Note 18. “Net Arbitration Related (Proceeds)/Costs”).

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

The Senior Notes in the amount of $175,000,000 mature in August 2004. The Company’s ability to refinance or repay the Senior Notes will depend upon market conditions, pending litigation, renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004.

Financing arrangement with GoldenTree Asset Management

On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to draw down an additional tranche of $15 million. The loan matures on June 15, 2004 with the facility of early repayment at the option of the Company. The principal terms of the loan are as follows:-

Compensation is payable in the form of interest, commitment and draw-down fee, and the issuance of warrants on any draw date.  Any warrants issued are at an exercise price equal to the average price of Company shares of the last 26 days of trading prior to the closing of the financing.

Interest is applied at 12% per annum to any balances drawn down.  A commitment fee of 1.5% on $30 million was paid on signing and a draw down fee of 1.5 % of the borrowed amount was paid on the first draw-down. A 1.5% fee will be payable on any additional draw-down.

On draw down of the first tranche of $15 million, 348,000 new share warrants were issued.  In the event of a further $15 million draw down a further 348,000 new warrants will be issued. In the event of early repayment, the Company at its option may make a cash payment or issue additional warrants, to a maximum of 348,000 additional warrants per $15 million of draw down, so that a 40% annual rate of return inclusive of the interest of 12% is achieved.  At maturity the Company, to meet its obligation of providing a 40% annual rate of return inclusive of 12% interest, may  issue additional warrants up to a maximum of 348,000 additional warrants per $15 million of draw down.

The financing agreement contains negative covenants, including those restricting the Company’s ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business.

Security has been provided in the form of guarantees and pledges. Guarantees have been provided by the Company and Central European Media Enterprises N.V.  Pledges, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V.

The Company has accounted for this financing in compliance with Paragraph 16 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). Under APB 14, the Issuance and Repayment Warrants must be fair valued at the time of commitment. The fair valuation as at the date of completion has been determined using the Black-Scholes option pricing model. The fair valuation the warrants was $1,048,000.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

The laws under which CME's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles Subsidiaries, the Company's voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions.  In Slovenia it may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 5% of net profits but not more than 10% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company cannot compel the distributions of dividends by Markiza TV. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies are summarized as follows:

Principles of Consolidation

The financial statements of entities which are controlled by the Company are consolidated.  Entities which are not controlled but over which the Company has the ability to exercise significant influence are accounted for using the equity method. Consequently, the  accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of the Romanian,  Slovenian, and certain entities of the  Ukraine operations , and the Czech Republic (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of the Slovak Republic and the license companies in Romania and Slovenia and certain entities of the Ukrainian operations, (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method.

Revenue Recognition

Revenues primarily result from the sale of advertising time and are recognized in the period in which advertising is aired. The Company’s policy is that discounts and agency commission are recognized in the period in which the advertising is aired and are reflected as a reduction in net revenue.

Barter Transactions

Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used in accordance with Financial Accounting Standard (“FAS”) FAS 63.

The Company records barter transactions at the estimated fair market value of goods or services received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by the Company's station prior to receiving the merchandise or services, a receivable is recorded.

The Company has certain related party barter arrangements in place in Romania. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, the Company has devised a method to value programs received.  This methodology takes into account the average cost per hour of acquired programming to MPI as well as the time at which the bartered programming is shown.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents.  The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments.

Impairment of Long-lived assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with FAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value.  Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced by the cost to dispose of such assets.

Program Rights and Production Costs

Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized by 100% on a first showing, apart from certain prime time feature films which are amortized by 90% for the first run and 10% for the second run.  The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted accordingly.

Payments made for program rights in which the license period has not begun before the year end are classified as prepaid expenses.

Production costs for self-produced programs are expensed when first broadcast.

Goodwill and Intangible Assets

Goodwill represents the Company's excess cost over the fair value of net assets acquired. Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142.

Intangible assets include broadcast licenses and license acquisition costs.

Broadcast license costs and license acquisition costs reflect the costs of acquiring licenses to broadcast.  The intangible assets are deemed to have an infinite life and are not amortized.  However, they are assessed for impairment on an annual basis in accordance with FAS No. 142.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with FAS No. 107, “Disclosures about Fair Value of Financial Instruments”. To meet the reporting requirements of FAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

Income Taxes

The Company accounts for income taxes under the asset and liability method as set forth in FAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Foreign Currency

The reporting currency of the Company is the US dollar.  The financial statements of the Company’s operations whose functional currency is other than the U.S. dollar are translated from such functional currency to U.S. dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are accumulated within a separated component of shareholders’ equity while transactional gains and losses are recognised in the Statement of Operations.

Where appropriate, the Company may hedge a designated portion of the exposure to foreign exchange gains and losses on the translation of specific foreign operations.  Hedging instruments used by the Company can include foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged foreign operations.

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

Capital Leases

Assets acquired under capital leases, and offsetting capital lease obligations, are stated at the lesser of the present value of the minimum lease payments less executory costs and the asset’s fair value at the inception of the lease term. Minimum lease payments are allocated between capital lease obligation reductions and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the obligation.

Stock-Based Compensation

The Company accounts for its compensatory stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. The Company has issued stock options with exercise prices equal to the market value of the underlying stock on the date of grant.  (see Note 11, "Stock Option Plans").

Reclassifications

Certain reclassifications were made to prior period amounts to conform to current period classifications.

Derivative Instruments and Hedging Activities

The Company accounts for the fair value of derivative instruments in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in other comprehensive income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

4. TWO-FOR-ONE STOCK SPLITS

On  August 5, 2002 a duly authorized committee of the Board approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of August 16, 2002. Payment has been made in full by way of a transfer from the share premium account on August 26, 2002.

On  December 16, 2002 a duly authorized committee of the Board approved an additional two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of December 30, 2002 and the additional share was distributed on January 10, 2003.

Both of the two-for-one stock splits: (i) had no effect on the par value of the company’s Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company’s Class A Common Stock from $185,138 to $740,552; and (iii) increased the value of the authorized share capital of the Company’s Class B Common Stock from $79,347 to $317,388.

All share and per share information in this Form 10-K has been retroactively adjusted to reflect both two-for-one stock splits.

5. GOODWILL AND INTANGIBLE ASSETS

Effective with the adoption of FAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life.  Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test.  The Company completed its initial assessment of goodwill impairment in the second quarter of 2002, and its annual assessment in the fourth quarter of 2002, which resulted in no impairment charges.  The Company assesses goodwill impairment in the fourth quarter of each year.

Goodwill arose on the acquisitions of the Company’s operations in Slovenia and Ukraine.  It represents the difference between the purchase price and the fair value of the assets received.  The carrying value is reviewed for impairment on an annual basis.

The following transitional pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the twelve months ended December 31, 2001 and 2000.

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000

	Net Income/(Loss)	Net Income/(Loss) per	Net Income/(Loss)	Net Income/(Loss) per
	(US$ 000’s)	Share	(US$ 000’s)	Share

Amounts as reported	$ (22,111)	$ (1.88)	$ (37,498)	$ (2.84)
Amortization, net of income taxes	1,747	0.13	1,670	0.13
Total	$ (20,364)	$ (1.75)	$ (35,828)	$ (2.71)

As no amortization expense was recorded during the year ended December 31, 2002, pro forma net loss and pro forma loss per share are equal to reported net loss and loss per share for the year.

The gross amount and accumulated amortization of amortizable intangible assets as at December 31, 2002, 2001 and 2000 was as follows:

	For the Year Ended December 31, 2002 (US$ 000’s)
	Gross Amount	Accumulated	Net Amount
		Amortization

License costs and other intangibles:
License acquisition cost	$5,758	$(4,252)	$1,506
Broadcast license cost	2,203	(2,033)	170
Software license cost	4,109	(3,641)	468

Total	$12,070	$(9,926)	$2,144

Goodwill
Slovenian operations	$20,146	$(6,041)	$14,105
Ukrainian operations	22,096	(18,000)	4,096
Other	-	-	-

Total	$42,242	$(24,041)	$18,201

	For the Year Ended December 31, 2001 (US$ 000’s)
	Gross Amount	Accumulated	Net Amount
		Amortization

License costs and other intangibles:
License acquisition cost	$6,592	$(5,086)	$1,506
Broadcast license cost	3,043	(2,889)	154
Software license cost	2,352	(1,893)	459

Total	$11,987	$(9,868)	$2,119

Goodwill
Slovenian operations	$18,545	$(5,830)	$12,715
Ukrainian operations	22,096	(18,000)	4,096

Other	-	-	-

Total	$40,641	$(23,830)	$16,811

	For the Year Ended December 31, 2000 (US$ 000’s)
	Gross Amount	Accumulated	Net Amount
		Amortization

License costs and other intangibles:
License acquisition cost	$5,357	$(4,367)	$990
Broadcast license cost	440	(327)	113
Software license cost	2,970	(1,915)	1,055

Total	$8,767	$(6,609)	$2,158

Goodwill
Slovenian operations	$19,515	$(3,589)	$15,926
Ukrainian operations	22,096	(17,180)	4,916

Other	8,968	(8,901)	67

Total	$50,579	$(29,670)	$20,909

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:

		December 31

	Useful Lives	2002	2001
	Years	US$ 000’s	US$ 000’s

Land and buildings	25-50	$9,949	$8,903
Station machinery, fixtures and equipment	4-8	47,171	44,587
Other equipment	3-8	3,971	2,216
Construction in progress	-	231	2,161

		61,322	57,867
Less - Accumulated depreciation		(47,244)	(41,225)

		$14,078	$16,642

Assets held under capital lease
Cost		$1,048	$999

Depreciation		(167)	(96)

Net Book Value		$881	$903

In addition to the above assets, the asset held for sale relates to the Company’s building and other remaining assets in the Czech Republic.

7. OTHER ASSETS

Other assets consist of the following:

	December 31,

	2002	2001

	US$ 000’s	US$ 000’s

Current:
VAT recoverable	$118	$318
Other	4,023	4,990

	$4,141	$5,308

Long term:
Satellite transponder deposits
(See Note 12, “Commitments and Contingencies”)	$852	$773
Capitalized debt costs	2,184	2,451
Other	1,250	2,041

	$4,286	$5,265

Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. These costs are amortized over the life of the related debt instrument under the interest method.

8. INCOME TAXES PAYABLE

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002:

For the Year Ended December 31 (US$ 000’s)
2002

Income taxes at Netherlands Rates (35% for all years)	$(3,308)
Difference between Netherlands rates and rates applicable to international subsidiaries	4,378
Income tax credits	-
Change in valuation allowance	65
Other (Netherlands tax settlement)	3,000

Income Tax Provision	$4,135

The following table shows the significant components included in deferred income taxes as at December 31:

For the Year Ended December 31, (US$ 000’s)
2002
Assets:
Tax benefit of loss carry forwards and other tax credits	$18,498
Property, plant and equipment	-

Liabilities:
Property, plant and equipment	(268)

Gross deferred income tax assets	$18,230

Valuation allowance:	(18,230)

Net deferred income tax assets / (liability):	$ Nil

The Company has a total of nil net deferred income assets, carried for use in future years.  The Company has a total of  $18,230,000 gross deferred income tax assets that can be carried forwards, which are scheduled to expire between 2003 and 2007.

The Company has provided a valuation allowance on these deferred income tax assets of $18,230,000 as at December 31, 2002 since it has been deemed more likely than not that the benefits associated with these assets will not be realized.

9. INVESTMENTS PAYABLE

	December 31

	2002	2001

	US$ 000’s	US$ 000’s

Short Term:

Payable to other	$1,256	$1,256

Included in the $1,256,000 are amounts due in respect of investments made in prior periods.

10. LOAN AND OVERDRAFT OBLIGATIONS

Group loan obligations and overdraft facilities consist of the following:

		December 31,

		2002	2001

		US$ 000’s	US$ 000’s

CME B.V.
GoldenTree Asset Management Facility	(a)	$14,193	$-
Ceska Sporitelna Loan	(b)	8,304	7,028

Romanian Operations
Long-term loan	(c)	-	989
Overdraft Facility	(d)	-	2,660
Slovenian Operations
Long-term loan	(e)	5,643	-
Capital lease, net of interest, and unsecured short-term loans		582	530
Ukrainian Operations
Capital lease, net of interest, and unsecured short-term loans	(f)	236	285
Less current maturities		(8,440)	(10,785)

		$20,518	$707

CME B.V.

(a) On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. The loan matures on June 15, 2004 has a fixed interest rate of 12% and has a facility of early repayment at the option of the Company. For further details, see Note 2. “Financing of operating and capital needs”.

(b) On August 1, 1996, the Company entered into an agreement for the purchase of the 22% economic interest of Ceska Sporitelna Bank ("CS") in CNTS and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion (approximately $33 million). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price which is secured by an assignment of a dividend receivable by the Company from CNTS. The loan which had an outstanding principal balance at December 31, 2002 of Kc 249,764,513  (approximately $8.3 million) and matures November 2005 has been restructured. The agreement provides for the Company paying approximately $150,000 in interest payments each quarter with a balloon payment of the principal in November 2005. This loan bears a variable interest rate of the Prague Inter-Banking Official Rate (“PRIBOR”) plus 3.5%.  As at December 31, 2002 a rate of 6.25% applied to this loan.  This loan has been classified as a current liability as a consequence of a decision to sell the Czech Republic building in 2003, on which this loan is secured.

Romania

(c) The long-term loan, obtained from Tiriac Bank was fully paid as at December 31, 2002.

(d) The overdraft facility which was obtained from Tiriac Bank and matured in October 2002 was fully paid.

Slovenia

(e)  In December, 2002 Pro Plus entered into a Euro 8,000,000 (approximately $8.4 million) loan agreement with BACA and Nova Ljubljanska banka d.d. which matures in February, 2009. This loan is secured by the real property, fixed assets and receivables of Pro Plus.  During the term of the loan, Pro Plus is required to keep EUR 900,000 (approximately $0.9 million) on deposit with BACA. On December 19, 2002, the Company drew down Euro 5 million (approximately $5.3 million).  This loan bears a variable interest rate of the European Inter-Banking Official Rate (“EURIBOR”) plus 3%.  As at December 31, 2002 a rate of 6% applied to this loan.

Ukraine

(f) In 2001 Innova signed a lease agreement for uplink transmission equipment. The capital lease matures in 2005 and bears interest at a rate 10%.

Total Group

At December 31, 2002, maturities of debt, excluding Senior Notes, are as follows:

Total US$ 000’s

2003	$-
2004	14,193
2005	8,304
2006	-
2007	-
2008	-
2009	5,208

Total	$27,705

It is the Company’s intention to sell its remaining Czech assets during 2003. The sale of these assets will trigger repayment of $8,304,000 currently not due until 2005.

Loan Notes payable

On August 20, 1997, the Company issued Senior Notes of $100,000,000 at 9 3/8% and Euro 71,581,961 ($75,349,000) at 8 1/8%, due 2004 (collectively the "Senior Notes"). The Senior Notes are unsecured senior indebtedness of the Company and rank pari passu with all existing and future unsecured unsubordinated indebtedness of the Company and are effectively subordinated to all existing and future indebtedness of the Company's subsidiaries.

The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2003 at the redemption prices set forth below.

	Dollar Note	Euro Note

	Redemption Price	Redemption Price

2003 and thereafter	100%	100%

Interest is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1998. Interest expense on the US dollar denominated Senior Notes and Euro denominated Senior Notes for the year ended December 31, 2001 was $9,375,000 and Euro 5,845,945 (approximately $6.1 million), respectively. The Company made the semi-annual interest payments on the Senior Notes which were due on February 15, 2002, August 15, 2002 and February 15, 2003.

The indentures pursuant to which the Senior Notes were issued contain certain restrictive covenants, which among other things, restrict the ability of the Company and its subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) make certain investments and other restricted payments, (iv) enter into certain transactions with affiliates, (v) create liens, (vi) sell assets and also create restrictions on the ability of certain of its subsidiaries to make certain payments to the Company. Management believes that, as of December 31, 2002, the Company was in compliance with such restrictive covenants.

The fair value of the Senior Notes as at December 31, 2002 was $88,000,000 with regard to the $100,000,000 9 3/8% Senior Notes and Euro 62,276,000 (approximately $65.5 million) with regard to the Euro 71,581,961 8 1/8% Senior Notes.  These are approximate values as the market for these bonds is illiquid.  The Company does not record these at market value because the Company is obligated to pay the Senior Notes in full in August 2004.

Debt of Unconsolidated Affiliates

In addition to the above, two non-consolidated entities of the Company have loans.

(1) As at December 31, 2002, Studio 1+1, an 18% owned affiliate of the Company and the license holder within the Studio 1+1 Group, had $2.3 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%.  By way of security, Inter-Media, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 and 4,864 minutes of advertising time (nominal value of $1,000 per minute).

(2) A Slovak bank, Vseobecna uverova banka a.s.,( “VUB”), has lent STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3,750,000), a facility supported by charges over the assets and receivables of STS s.r.o. This has been partly used by STS to lend cash to the Company and will offset future payments of dividends in the order of SKK 90 million (approximately $2,250,000), thereby improving cashflow to the Company. The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2,5000,000) and by way of an overdraft facility of up to SKK 50 million (approximately $1,250,000). Repayments by STS are due to the lender by way of six-monthly instalments of SKK 5 million (approximately $125,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1,750,000) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 350,000 (approximately $9,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

Debt with Unconsolidated Affiliate

STS s.r.o has agreed a loan to the Company for SKK187million (approximately $4.7 million). The first tranche of SKK100 million ($2.5 million) was drawn down on August 2, 2002.  A second and third tranche of SKK 20 million (approximately $500,000) each were drawn down on January 27, 2003 and February 24, 2003.  The Company has requested a fourth and fifth draw down of SKK 20 million (approximately $500,000) and SKK 27 million (approximately $675,000) in March 2003 and April 2003, respectively.

11. STOCK OPTION PLANS

The Company may award employee stock options under two plans. The Company adopted the 1994 Stock Option Plan approved by the shareholders.  When the 1994 plan approached being fully utilized the Company adopted the 1995 Stock Option Plan on August 2 1995 also approved by shareholders. This plan has been amended and restated a number of times, most recently on May 17, 2001 ("Revised and Restated 95 Stock Option Plan"). Under the 1994 Stock Option Plan, the compensation committee is authorized to grant options up to 450,000 shares of Class A Common Stock. Under the Revised and Restated 95 Stock Option Plan the Compensation Committee is authorized to grant options for up to 1,600,000 shares of the Company's Class A or Class B Common Stock.  The maximum term of the options granted under both of the Stock Option Plan is ten years.  Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options.  Under the 1995 Amended Stock Option Plan, non-affiliated directors are automatically granted each year options to purchase 5,000 shares of Class A Common Stock or Class B Common Stock.  On March 22, 2001, the Board of Directors agreed to increase the number of options automatically granted to non-affiliated directors to 8,000 shares effective from the 2001/2002 AGM period.

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

On September 18, 1998, the Company adopted the Stock Appreciation Rights Plan.  This plan allows the Company to grant up to 500,000 Stock Appreciation Rights (SARs). The SARs are subject to the same vesting and other general conditions as options granted under the Revised and Restated 95 Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which the Company’s stock price exceeds the exercise price at the time of exercise, if any, rather than purchase the Company’s shares.  No SARs were granted in the year ended December 31, 2002; 8,500 SARs were granted in 1998 and are still exercisable. No amount has been charged to the Statement of Operations in respect of these SARs in any year.

A summary of the status of the Company's two stock option plans at December 31, 2002,  2001, and 2000 and changes during the years 2002, 2001, and 2000  are presented in the table and narrative below. The following table does not include the SARs and no compensation costs were required to be recognized in the current year.

		December 31, 2002

	Shares	Weighted Average Exercise Price $	Option Price $
Outstanding at start of year	1,037,458	15.12	0.31 – 67.00
Granted	233,000	4.15	3.92 – 4.28
Exercised	(5,000)	1.67	1.67
Forfeited	(13,600)	45.03	40.00 – 46.00

Outstanding at end of year	1,251,858	12.81	0.31 – 67.00

		December 31, 2001

	Shares	Weighted Average Exercise Price $	Option Price $
Outstanding at start of year	979,998	18.56	0.40 – 67.00
Granted	124,000	0.34	0.31 – 0.53
Exercised	(3,500)	0.40	0.40
Forfeited	(63,040)	40.38	22.88 – 67.00

Outstanding at end of year	1,037,458	15.12	0.31 – 67.00

		December 31, 2000

	Shares	Weighted Average Exercise Price $	Option Price $
Outstanding at start of year	1,237,816	37.16	0.40 – 67.00
Granted	693,000	2.97	2.97
Exercised	-	-	-
Forfeited	(950,818)	31.42	1.67 – 67.00

Outstanding at end of year	979,998	18.56	0.40 – 67.00

At December 31, 2002, 2001 and 2000 839,158, 581,748 and 398,064 options were exercisable, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used:

Date of Option Grant	Average Risk Free Interest Rate

1 April 2002 – 3 year rate	4.29%
15 May 2002 – 5 year rate	4.59%

Expected dividend yields are assumed to be 0% for each grant; expected lives range from 4 to 9 years; expected stock price volatility of 82%, 94%, and 178.9% for 2002, 2001, and 2000, respectively. 2002 volatility is calculated on monthly closing prices to reflect the underlying volatility, given the illiquid market.

The weighted average fair value of each option granted in 2002, 2001 and 2000 was $3.08, $0.30 and $2.85, respectively.

The Company accounts for these plans as fixed plans under APB No. 25, under which no compensation cost was recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation costs for these plans been determined consistent with the fair value approach required by FAS No. 123, the Company's net loss and net loss per common share would increase to the following pro forma amounts:

		Year Ended December 31, (US$ 000’s, except per share data)

		2002	2001	2000

Net Loss from continuing operations	As Reported	(14,184)	(24,827)	(37,498)
	Pro Forma	(14,823)	(25,500)	(40,150)
Net income/(Loss) from discontinued operations	As Reported	-	2,716	-
	Pro Forma	-	2,716	-
Net Loss	As Reported	(14,184)	(22,111)	(37,498)
	Pro Forma	(14,823)	(22,784)	(40,150)
Net Loss Per Common Share from ($)	As Reported	(1.07)	(1.88)	(2.84)
Continuing operations - basic and diluted	Pro Forma	(1.12)	(1.93)	(3.04)
Net Loss Per Common Share from ($)	As Reported	-	(0.21)	-
Discontinued operations - basic and diluted	Pro Forma	-	(0.21)	-
Total net Loss Per Common Share ($)	As Reported	(1.07)	(1.67)	(2.84)
Basic and Diluted	Pro Forma	(1.12)	(1.72)	(3.04)

The effects of applying FAS No. 123 in this pro forma disclosure may not be indicative of future amounts because FAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

Stock Based Compensation

In March 2000 the Board of Directors, acting without the participation of Fred T. Klinkhammer, the Company’s President and Chief Executive Officer, on the recommendation of the Compensation Committee cancelled all previously granted options to acquire shares of Class A Common Stock, which had been granted under employment agreements. The Compensation Committee then awarded Fred T. Klinkhammer the option to acquire shares of Class A Common Stock at an exercise price equal to the market price on that day. The new award was approved by the shareholders at the 2000 Annual General Meeting of Shareholders.

This modification resulted in variable accounting for the replacement award for the remainder of the award’s life. The change from a fixed to a variable plan results in a compensation charge to the Statement of Operations reflecting the difference in the market price of the options, at the reporting date, less the option strike price for the number of options vested.

In accordance with FIN 44, the Company has charged $3,754,000 to the Statement of Operations in 2002.

12. COMMITMENTS AND CONTINGENCIES

Litigation

CZECH REPUBLIC

The Company owns a 93.2% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS").  In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic.  This license, which was extended in January 2002, expires in January 2017.  CET was awarded the license with the full knowledge and understanding of the Council of the Czech Republic for Radio and Television Broadcasting (the “Media Council”) that CEDC (the Company’s direct predecessor in interest) was a direct participant in the license application.  With the involvement of the Media Council, the Company and CET entered into a Memorandum of Association and Investment (the “Memorandum of Association”) that provided for the creation of a company, CNTS, to operate and broadcast the planned television station.  An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC.  Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV.  Nova TV became one of the most successful television stations in Europe.

In 1996 and 1997, however, under compulsion resulting from proceedings initiated by the Media Council, the Company and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association.  One such contract (the “Cooperation Contract”) expressly identified CET as the license holder and the “television broadcasting operator” of TV Nova.  Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal.  CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 (US $2,600) per month payable to CET.

On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS’s studios.  In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract due to CNTS's alleged failure to supply CET with the daily program log for Nova TV on August 4, 1999.  CET representatives also stated publicly that, in future, CET would not use CNTS to provide services for Nova TV.  CET has continued to pre-empt all of CNTS’s programming for Nova TV.  CET carried out these actions with the active support and encouragement of the Media Council. CNTS believes that CET's withdrawal from the Cooperation Contract was not legally effective since CNTS did not materially breach the Cooperation Contract and that the Cooperation Contract therefore remains in effect.

Exclusivity Case

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET 21’s termination of the Cooperation Contractt with CNTS is invalid and that CET 21 is obliged to co-operate in broadcasting TV NOVA exclusively with CNTS.  The Cooperation Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET 21 and CNTS in broadcasting TV NOVA.  The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again.  On July 4, 2002 the City Court of Prague refused CNTS’s request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it.  CNTS filed an appeal on August 5, 2002.

Transfer of CET 21’s Shares in CNTS

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

ICC Arbitration

On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the “ICC Arbitration”).  The Company sought the return of US $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS.  The Company also sought the forgiveness of the US $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $90,901.52 and CZK 262,139,400 (approximately $8,697,000).   Furthermore, on September 22, 2002 CME Media Enterprises BV received an additional $20,240,000 from MEF Media Akciova Spolecnost ("MEF") without specification of the title of such payment ("MEF payment").  On December 13, 2002  CME Media Enterprises BV has returned the Nova Consulting shares to a representative of Dr. Zelezny, which resulted in a reduction of CME’s shareholding in CNTS to 93.2%.

Lauder UNCITRAL Arbitration

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

CME UNCITRAL Arbitration

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic (“CME Uncitral Arbitration”).

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that the Company suffered as a result of its violations of the Treaty by payment of the fair market value of the Company’s investment as it was before consummation of the Czech Republic’s breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration.  The Tribunal further ordered the Czech Republic immediately to pay US $1,008,000 to the Company as a refund to the Company of its legal costs and expenditures and of its payments of the Tribunal’s fees and disbursements.  The hearings to quantify CME's damages took place in London between September 2 and September 13, 2002.  The evidentiary records have been closed, and all testimony was taken at the September hearing.  The closing argument in the Quantum Phase was heard from November 11 to November 14, 2002 in London, and it is expected that a final award will be issued by the Tribunal by the end of the first quarter of 2003.

CME has submitted to the Tribunal evidence claiming US $526.9 million less certain adjustments for residual value arising from the sale of Czech assets and the sale of 5.8% interest in CNTS as a result of the payment of the ICC Award by Zelezny. CME also claims interest at 12% from August 1999.

On March 6, 2003, the Tribunal informed the parties to the Arbitration “that the Arbitrators have finished their deliberations and will render the Final Award shortly”.

The Collateral Challenge

The Czech Republic has filed a collateral challenge of  the final partial award in the Swedish courts. The Czech Republic alleges in their collateral challenge that their party appointed arbitrator was not allowed to fully participate in the deliberations leading to the Partial Final Award, that Czech law was not given precedence and should have been, and that the entire matter had already been dealt with by the London based tribunal in the Lauder arbitration and should not have been heard again on the basis of the principal of res judicata. The Czech Republic also argues in its pleadings that the Tribunal acted beyond its mandate in a number of ways including by declaring that in the quantum phase of the hearings CME's damages should correspond with the fair market value of the destroyed CNTS investment, instead of just finding the Czech Republic liable and leaving all other questions for this phase. All of these claims are in the Company's opinion incorrect as matters of fact or law and have been raised by the Czech Republic solely for the purpose of attempting to delay enforcement of any award. The hearing in Stockholm, Sweden commenced on March 3, 2003 and is scheduled to last until April 3, 2003.

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, the Company reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI’s allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor’s Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev’s decision of February 1, 2002.  This decision was appealed to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001.  On November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts had not fully taken into consideration all the facts surrounding the matter before reaching judgment and ordered that the case be returned to the Arbitration Court of Kiev.  The first hearing took place on February 5, 2003 and was adjourned until February 18, 2003. The next court hearing is scheduled for March 19, 2003. Studio 1+1, as an interested third party, has filed a request with the Supreme Court of Ukraine to accept an appeal of the Court of Cassation decision. If the appeal is accepted, the Supreme Court will be asked to annul the ruling of the Court of Cassation and to terminate these legal proceedings in favor of Studio 1+1 and the Ukraine Media Council.

The Company believes that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

ROMANIA

The Company was involved in a dispute with a minority shareholder in MPI, Mr. Tiriac, during 2002.  As part of this dispute, Mr. Tiriac and his representatives commenced three court actions against MPI.  At the request of Mr. Tiriac’s lawyers all of these cases were suspended toward the end of 2002 and are in the process of being formally withdrawn.  The withdrawal of these court actions was part of an overall agreement reached between Mr. Tiriac and Mr. Sarbu under which Mr. Tiriac agreed to sell his shareholdings in MPI and the Romanian license holding companies in exchange for a multi-year series of payments from Mr. Sarbu.

SLOVENIA

On November 20, 2002, the Company received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV, against MMTV, a subsidiary of CME Slovenia BV.  Mrs. Meglic is claiming damages against MMTV in the amount of SIT 190 million (approximately US $ 859,000).

During the period from 1992 to 1994, Mrs. Meglic advanced monies to MMTV. Mrs. Meglic, who was the sole shareholder of MMTV at that time, contends these advances were shareholder loans.  In 1995, Mrs. Meglic sold CME a 10% interest in MMTV, which at that time was part of the broadcasting network comprising POP TV. At the end of 1996, CME agreed to terms that effectively resulted in the buyout of the remaining interest in MMTV held by Mrs. Meglic in consideration of US $5,000,000.  Prior to the closing of that transaction in the first quarter of 1997, Mrs. Meglic entered into a loan agreement with MMTV, represented by her husband General Director Marijan Meglic, that ostensibly consolidated the advances made from 1992 to 1994 into a single loan.  During the summer of 2002, Mrs. Meglic demanded repayment of the advances plus accrued interest.  MMTV sought clarification from Mrs. Meglic of the amounts in dispute.  Subsequently, Mrs. Meglic filed suit.

In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US $859,000) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US $131,000)) plus accrued interest. The Company believes Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. Other than those claims discussed above, the Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Financial Commitments — Existing Entities

The Company's existing operations are expected to be self-supporting in terms of funding during 2002, with cash being available through local credit facilities and/or generated from operations.

Satellite Costs

In June 1995 the Company obtained leasehold rights for a 12 year period to a 33 MHz transponder on the Eutelsat Hot Bird 3 satellite ("Hot Bird 3"), which launched in October 1997. The Company has paid a deposit of $350,000 against this operating lease. The annual charge for the lease is Euro 3,443,000 (approximately $3.6 million). Provided that the contract does not terminate before the expiration date (September 2009), the deposit is repayable to the Company by deduction from the final two invoices.

In October 1997, the Company obtained leasehold rights for an approximate 12 year period to a 16.5 MHz transponder on the Eutelsat Hot Bird 5 satellite ("Hot Bird 5"), which launched in November 1998. The Company has paid a deposit of Euro 475,000 (approximately $0.5 million) against this operating lease. The annual charge for the lease is Euro 1,900,000. This contract was due to terminate in October 2010; however, in January 2003, the Company terminated this commitment on payment of Euro 1,900,000 (approximately $2 million).

Licenses

The Company believes that the licenses for the television license companies will be renewed prior to expiry. In Romania, the Slovak Republic and Slovenia local regulations do contain a qualified presumption for extensions of broadcast licenses; however,  there can be no assurance that any of the licenses will be renewed upon expiration of their initial term.  The failure of any such license to be renewed could adversely affect the results of the Company’s operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which the Company operates.

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

Foreign Exchange Contracts

In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At December 31, 2002, there were no foreign exchange contracts outstanding.

Station Programming Rights Agreements

The Company had programming rights commitments for $5,760,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 2002.

Operating Lease Commitments

For the fiscal years ended December 31, 2002, 2001, and 2000 the Company paid aggregate rent on all facilities of $826,000, $1,250,000, and $1,178,000 respectively. Future minimum operating lease payments at December 31, 2002 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At December 31, 2002 (US$ 000’s)

2003	$1,443
2004	633
2005	633
2006	633
2007	538
2008 and thereafter	2,674

Total	$6,554

13. INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Company holds the following investments in unconsolidated affiliates.

	CME Voting Interest	As at December 31, 2002(US$ 000’s)	As at December 31, 2001(US$ 000’s)
STS	49%	$20,469	$21,483
CET 21	3.125%	277	6
Tele 59	10%	889	-
Other	-	2	13

		$21,637	$21,502

14. RELATED PARTY TRANSACTIONS

Related party transactions involve transactions between the Company and its stations, shareholders and partners and transactions between the stations and their shareholders and partners.

	At December 31, (US$ 000’s)
	2002	2001
Consolidated Balance Sheet Items - Current Assets

Advances to related parties
Boris Fuchsmann	$1,000	$1,600
Adrian Sarbu	-	170
Affiliates of Media Vision	13	96
Affiliates of Innova and Studio 1+1	1,188	1,004
Affiliates of POP TV	647	700
Affiliates of POP TV d.o.o.	45	-
Other	949	3,776

	$3,842	$7,346

Consolidated Balance Sheet Items - Non-Current Assets

Loans to related parties
Boris Fuchsmann	$2,838	$2,850
Inter Media s.r.l.	1,302	1,302
Media Pro Pictures	1,347	1,347
Other	2,255	1,777

	$7,742	$7,276

Consolidated Balance Sheet Items - Current Liabilities

Amounts due from related parties
Tele 59	$77	$39
MMTV	-	253
Marijan Jurenec	-	25
Affiliates of MPI	1,022	552
Affiliates of Media Vision	262	286

	$1,361	$1,155

Statement of Financial Accounting Standards No. 57 (FAS 57), “Related Party Disclosures”, sets forth the requirements under GAAP concerning transactions with related parties. Item 404 of Regulation S-K requires disclosure of certain relationships and transactions with related parties. The Company complies with this directive.

Notwithstanding that compliance, the Company has considered whether investors would better understand financial statements if the financial statements included descriptions of all material transactions involving related persons or entities. The Company has also considered the need for disclosure about parties that fall outside the definition of "related parties," but with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other, more clearly independent, parties on an arm's-length basis.

There is a limited local market for many specialist TV services in the countries in which the Company operates. Therefore, the Company does not feel it is possible to provide an assurance that fair market prices and payment terms are in place for such services, many of which are provided by parties known to be connected to or friendly with the Company’s local partners. The Company continues to review all of these arrangements.

There are a number of agreements between license and service companies for the sale of air time and the purchase of programming.  These agreements are disclosed in Note 1, “Organization and Business”. A number of partners have loans from the Company or are shareholders in companies to which loans have been made.  (See table above).

Accordingly, the following disclosure is made:

Romania

The Company has a number of transactions and arrangements with companies owned or connected to Adrian Sarbu, one of the local partners and General Director of MPI. The total purchases from companies owned by or connected to Mr Sarbu in 2002 were approximately $4.4 million (2001 :  $11.1 million). The total sales to companies owned or connected to Mr Sarbu in 2002 were approximately $1.0 million (2001 : $1.8 million). The company also made sales to companies indirectly connected to Mr Sarbu and as at December 31, 2002 these companies had an outstanding balance due to the Company of $2,687,000 (2001 : 2,807,000).

The shareholders of MPI have unanimously approved resolutions requiring a higher level of review and control over related party transactions. The Board of MPI has reviewed all material services currently contracted with both third parties and related parties and has brought these services in house where cost saving made this appropriate.

The Company’s internal control procedures have highlighted that, without the Company’s prior approval, advertising time was bartered to businesses related to our partner Mr. Sarbu.  This barter was in exchange for certain programming rights.  The Company has now formally notified Mr. Sarbu that such unapproved transactions are outside the terms of the Co-operation Agreement as well as his employment agreement and has taken action to ensure that Mr. Sarbu and local management are aware of the consequences should such transactions be repeated.

Slovenia

There are no material agreements or relationships.

Slovak Republic

STS, the services company of our investment in Slovak Republic, has a number of contracts with companies connected to Jan Kovacik, a local partner, for the provision of TV programs. Many of these contracts are for programs such as “Millionaire” that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2002 sales were $2,145,000 (2001 : $2,386,000), and the total amount due to STS from this agency at December 31, 2002 was $1,819,000 (2001 : $1,720,000).

Ukraine

The Company contracts with Contact Film Studios for the production of certain TV programs.  This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann.

Corporate

The Company from time to time enters into transactions with entities controlled wholly or in part by Ronald S. Lauder, the non-executive Chairman of the Company’s Board of Directors.  The Company’s management believes that these transactions are on a basis which approximates an arm’s-length value.

Consolidated Statements of Operations Items	Year Ended December 31, (US$ 000’s)

	2002	2001	2000

Corporate Operating Costs and Development Expenses
Shareholder controlled affiliates	-	-	246

15. SUMMARY FINANCIAL INFORMATION FOR NON-CONSOLIDATED AFFILIATES

	Markiza TV		Studio 1+1

	At December 31, 2002	At December 31, 2001	At December 31, 2002	At December 31, 2001
	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Current assets	$15,596	$14,083	$5,935	$4,241
Non-current assets	13,254	10,768	1,033	1,290
Current liabilities	(10,734)	(12,703)	(8,218)	(6,194)
Non-current liabilities	(2,629)	(802)	-	-

Net Assets	$15,487	$11,346	$(1,250)	$(663)

	Markiza TV		Studio 1+1

	For the Years Ended		For the Years Ended

	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Net revenues	$38,397	$34,696	$20,491	$15,865
Operating (loss)/profit	3,842	3,735	(51)	6,887
Net (loss)/profit	5,956	1,354	(587)	5,305
Movement in Accumulated other comprehensive income/(loss)	2,879	(228)	-	-

The Company's share of the result in Unconsolidated Affiliates (after inter-company eliminations) for  2002 was an income of $5,779,000 for Markiza TV and  a loss of $587,000 for certain entities of the Studio 1+1 Group.

16. CAPITAL LEASE COMMITMENTS

The Company leases certain of its office and manufacturing facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2002:

At December 31, 2002 (US$ 000’s)
2003	$137
2004	150
2005	110
2006	65
2007	72
2008 and thereafter	284

Total	$818

17. SEGMENT DATA

The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Romania, Slovak Republic, Slovenia, Ukraine and the Czech Republic.

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

"Broadcast cash flow", a broadcasting industry measure of performance, is defined as net revenues, less (i) station operating costs and expenses (excluding depreciation and amortization of acquired programming and of intangible assets), (ii) broadcast selling, general and administrative expenses, and (iii) cash program rights costs. Cash program rights costs are included in the period in which payment is made, which may not necessarily correspond to the timing of program use or amortization. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with GAAP (see the accompanying Consolidated Financial Statements).

Below is a table which reconciles the Company’s segment EBITDA and Broadcast cash flow to its consolidated US-GAAP results for the years ended December 31, 2002, 2001, and 2000:

	Segment Financial InformationFor the Years Ended December 31,(US$ 000’s)

	Net Revenues			Segment EBITDA

	2002	2001	2000	2002	2001	2000

Station
Romania	$33,547	$32,553	$39,591	$6,347	$(2,007)	$1,564
Slovak Republic (Markiza TV)	38,397	34,696	33,155	7,132	6,033	4,368
Slovenia (POP TV and Kanal A)	33,864	28,465	24,168	11,052	8,367	6,024
Ukraine (Studio 1+1 Group)	31,732	23,098	17,164	6,892	4,613	775

Total Combined Operations’ Net Revenues / Segment EBITDA	$137,540	$118,812	$114,078	$31,423	$17,006	$12,731

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Operating Income/(Loss)	$92,602	$73,238	$76,813	$13,409	$(22,027)	$(33,484)
Other Consolidated Entities:
Czech Republic (CNTS)	(308)	(1,869)	(3,257)	900	(630)	1,933
Write down of asset held for sale	-	-	-	3,446	-	-
Corporate Expenses	-	-	-	15,111	10,295	10,248
Net Arbitration (Proceeds)/Costs	-	-	-	(16,602)	4,509	2,839
Unconsolidated Affiliates:
Ukraine (Studio 1+1 Group)	6,849	12,747	7,369	276	7,495	2,144
Slovak Republic (Markiza TV)	38,397	34,696	33,155	7,132	6,033	4,368
Other operations (Hungary)	-	-	(2)	-	-	29
Station Depreciation	-	-	-	7,751	11,331	24,654

Total Combined Operations’ Net Revenues / Segment EBITDA	$137,540	$118,812	$114,078	$31,423	$17,006	$12,731

Cash paid for programming				(31,080)	(22,460)	(23,889)
Programming Amortization				28,852	21,295	25,199

Broadcast Cash Flow				$29,195	$15,841	$14,041

Broadcast Cash Flow by Segment:
Romania				4,607	(3,522)	1,584
Slovak Republic (Markiza TV)				7,774	6,922	4,670
Slovenia (POP TV and Kanal A)				11,884	7,932	7,206
Ukraine (Studio 1+1 Group)				4,930	4,509	581

Broadcast Cash Flow				$29,195	$15,841	$14,041

18. NET ARBITRATION RELATED (PROCEEDS)/COSTS

On July 25, 2002 the Company received $8,713,002 from CET 21 as payment of the amounts owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny. The Company has treated the total receipt of $28,953,002 as a credit to the income statement as detailed in the table below. Arbitration Costs include all costs of and relating to the ICC Arbitration Tribunal against Dr Zelezny, and additionally, all costs relating to the arbitration proceedings against the Czech Republic (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the years ended December 31, 2001 and 2000 were previously classified in Corporate operating costs and development expenses.

	For the Years Ended December 31, (US$ 000's)
	2002	2001	2000

Arbitration Related Proceeds	$(28,953)	$-	$-
Arbitration Related Costs	12,351	4,509	2,839

Net Arbitration Related (Proceeds)/Costs	$(16,602)	$4,509	$2,839

19. DISCONTINUED OPERATIONS

On February 21, 2000, the Company sold substantially all of its operations in Hungary to SBS.   This has resulted in these operations being treated as discontinued operations for all periods described in Results of Operations.  The Company’s financial statements have been restated for all periods presented in order to reflect the operations in Hungary as discontinued operations.

20. FOREIGN CURRENCY TRANSLATION

The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") Ukrainian hryvna ("Hrn"), the Euro (“Euro”) and U.S. dollars (“US$”) and incurs expenses in those currencies as well as British pounds. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in U.S. dollars and other foreign currencies.  For financial statements where the functional currency is not the US Dollar, balance sheet accounts are translated from foreign currencies into US dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations.  Transactional gains and losses are recognised in the statement of operations.

The exchange rates at the end of and for the periods indicated are shown in the table below.

	Balance Sheet As At December 31,			Income Statement Weighted Average for the years ended December 31,

	2002	2001	% change	2002	2001	% change

Euro equivalent of $1.00	0.95	1.12	15.2%	1.06	1.12	5.4%
Czech koruna equivalent of $1.00	30.14	36.27	16.9%	32.74	38.04	13.9%
Romanian lei equivalent of $1.00	33,500	31,597	(6.0)%	33,043	29,032	(13.8)%
Slovak koruna equivalent of $1.00	40.04	48.47	17.4%	45.10	48.51	7.0%
Slovenian tolar equivalent of $1.00	221.07	250.95	11.9%	240.15	243.99	1.6%
Ukrainian hryvna equivalent of $1.00	5.33	5.30	(0.6)%	5.33	5.29	(0.8)%

In the accompanying notes, $ equivalents of Euro, Kc, ROL, Sk, SIT and Hrn amounts have been included at December 31, 2002, 2001 or historical rates, as applicable, for illustrative purposes only. In limited instances, the Company enters into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

21. EARNINGS PER SHARE

The Company accounts for earnings per share pursuant to FAS No. 128, “Earnings Per Share.” Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.  FAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

				For the Years Ended December 31,

	Net Income/(Loss) (US$ 000’s)			Common Shares (US$ 000’s)			Net Income/(Loss) per Common Share

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Basic EPS
Net loss attributable toCommon stock	$ (14,184)	$ (22,111)	$ (37,498)	13,224	13,224	13,220	$ (1.07)	$ (1.67)	$ (2.84)
Effect of dilutive securities:Stock options	-	-	-	-	-	-	-	-	-

Diluted EPS
Net loss attributable toCommon stock andAssumed option exercises	$ (14,184)	$ (22,111)	$ (37,498)	13,224	13,224	13,220	$ (1.07)	$ (1.67)	$ (2.84)

Diluted EPS for the years ended December 31, 2002, 2001, and 2000 do not include the impacts of the conversion of stock options or warrants then outstanding as their inclusion would be anti-dilutive.  Consequently, 1,599,858, 1,037,458 and 979,998 potential common shares have been excluded from the calculation of diluted earning per share for 2002, 2001 an 2000, respectively.

22. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As at December 31, 2002, the Company had one derivative instrument.  The Company held one dual currency deposit with a value of $600,000 which matured on January 13, 2003.  This form of deposit is designed to enhance the yield on a given deposit.  The Company contracts to a strike rate in an alternative currency at the time of maturity of the deposit.  On the day of maturity, if the spot rate is less favorable than the contracted strike rate, the Company will receive its money in the alternative currency. Alternatively, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, the Company would not be in a position to take advantage of this.  This form of derivative instrument does not qualify for hedge accounting.

23. SUBSIDIARIES AND INVESTMENTS

The Company’s subsidiaries and investments as at March 10, 2003 are summarized in the table below.

Company Name	CME Voting Interest	Jurisdiction of Organization	Subsidiary / Equity Accounted Affiliate/Investment (1)

Media Pro International S.A.	66%	Romania	Subsidiary
Media Vision S.R.L.	70%	Romania	Subsidiary
MPI Romania B.V	66%	Netherlands	Subsidiary
Media Pro S.R.L	44%	Romania	Equity Accounted Affiliate
Pro TV S.R.L.	49%	Romania	Equity Accounted Affiliate
Media Pro Chisinau S.R.L	39%	Moldovia	Equity Accounted Affiliate

International Media Services Ltd.	60%	Bermuda	Subsidiary
Innova Film GmbH	60%	Germany	Subsidiary
Enterprise "Inter-Media"	60%	Ukraine	Subsidiary
Broadcasting Company "Studio 1+1"	18%	Ukraine	Equity Accounted Affiliate
Gravis	30%	Ukraine	Equity Accounted Affiliate

Ceska Nezavisla Televizni Spolecnost, spol. s.r.o.	93.2%	Czech Republic	Subsidiary
CET 21 spol. S.r.o.	3.125%	Czech Republic	Investment

Slovenska Televizna Spolocnost, spol. s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
Markiza s.ro. Slovak Republic	8.5%	Slovak Republic	Equity Accounted Affiliate
Gamatex s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
ADAM (Slovak Republic)	49%	Slovak Republic	Equity Accounted Affiliate

MKTV Rt (Irisz TV)	100%	Hungary	Subsidiary
GammaSat Media Investment Holding Kft	100%	Hungary	Subsidiary

MM TV 1, d.o.o.	100%	Slovenia	Subsidiary
Produkcija Plus, d.o.o.	96.85%	Slovenia	Subsidiary
POP TV d.o.o.	96.85%	Slovenia	Subsidiary
Kanal A d.d.	96.85%	Slovenia	Subsidiary
Superplus Holding d.d.	96.85%	Slovenia	Subsidiary
Tele 59, d.o.o.	10%	Slovenia	Equity Accounted Affiliate
MTC Holding, d.o.o.	24%	Slovenia	Equity Accounted Affiliate

CME Media Enterprises B.V.	100%	Netherlands	Subsidiary
CME Czech Republic B.V.	100%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100%	Netherlands	Subsidiary
CME Germany B.V.	100%	Netherlands	Subsidiary
CME Hungary B.V.	100%	Netherlands	Subsidiary
CME Poland B.V.	100%	Netherlands	Subsidiary
CME Romania B.V.	100%	Netherlands	Subsidiary
CME Slovak Republic B.V.	100%	Netherlands	Subsidiary
CME Slovenia B.V.	100%	Netherlands	Subsidiary
CME Ukraine B.V.	100%	Netherlands	Subsidiary

CME Media Enterprises Ltd	100%	UK	Subsidiary
CME Ukraine Holding GmbH	100%	Austria	Subsidiary
CME Germany GmbH	100%	Germany	Subsidiary
CME Development Corporation	100%	USA	Subsidiary
CME Programming Services B.V.	100%	Netherlands	Subsidiary
Central European Media Enterprises N.V.	100%	Netherlands Antilles	Subsidiary

(1) All subsidiaries have been consolidated in the Company’s Financial Statements. All equity accounted Affiliates have been accounted for using the equity method.

24. SUBSEQUENT EVENTS

Two-For–One Stock Split

On  December 16, 2002 a duly authorized committee of the Board approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of December 30, 2002. Payment has been made in full by way of a transfer from the share premium account on January 10, 2003.

The two-for-one stock split: (i) had no effect on the par value of the company’s Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company’s Class A Common Stock from $370,276 to $740,552; and (iii) increased the value of the authorized share capital of the Company’s Class B Common Stock from $158,694 to $317,388.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Slovenská televízna spolocnost, s.r.o.:

We have audited the accompanying consolidated balance sheet of Slovenská televízna spolocnost, s.r.o. and its subsidiary as of December 31, 2002 and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and December 31, 2000 were audited by another auditor whose reports dated February 28, 2002 and 2001, expressed an unqualified opinion on those statements. The auditor expressed an uncertainty with respect to the adequacy of the valuation of the deferred tax asset held by the Company.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements’ presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slovenská televízna spolocnost, s.r.o. and its subsidiary as of 31 December 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Deloitte & Touche, spol. s r.o.

Bratislava, Slovak Republic
February 10, 2003

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001 (US$ 000’s)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$2,887	$1,437
Accounts receivable (net of allowances of $1,867, $1,792)	10,105	10,809
Program rights costs	1,121	978
Advances to affiliates	101	129
Income taxes receivable.	230	0
Other short-term assets	743	730
Deferred tax asset	409	-

Total current assets	15,596	14,083

Property, plant and equipment (net of depreciation of $17,562, $13,167	9,805	8,882
Program rights costs	1,682	1,467
License costs and other intangibles (net of amortization of $1,159, $910)	101	419
Deferred Tax Assets	1,666	-
Total Assets	$28,850	$24,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,893	$6,664
Duties and other taxes payable	290	799
Current portion of credit facilities and obligations under capital leases	815	1,370
Advances from affiliates	1,715	3,852
Other current liabilities	21	18

Total Current Liabilities	$10,734	$12,703

Long term portion of credit facilities and obligations under capital leases	2,629	802

Total Non Current LiabilitiesCommitments and contingencies (note 14)	2,629	802
SHAREHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	39,326	39,326
Shareholders’ Loan	(4,694)	-
Accumulated deficit	(12,080)	(18,036)
Accumulated other comprehensive loss	(7,071)	(9,950)

Total shareholders’ equity	15,487	11,346

Total liabilities and shareholders’ equity	$28,850	$24,851

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(US$ 000’s)

	For the Years Ended December 31,
	2002	2001	2000
Net revenues	$38,397	$34,696	$33,156
EXPENSES:
Operating costs and expenses	18,854	16,131	15,882
Amortization of programming rights	8,429	7,960	8,847
Depreciation of station fixed assets and other intangibles	1,680	1,549	3,206
Selling, general and administrative expenses	5,592	5,321	4,809
Goodwill impairment	-	-	1,706
Operating income/(loss)	3,842	3,735	(1,294)
Other Income/Expense:
Net interest and other expense	770	(702)	(1,409)
Income/(loss) before provision for income taxes	4,612	3,033	(2,703)
Provision for income taxes	1,344	(1,679)	(480)

Net income/(loss)	$5,956	$1,354	$(3,183)

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Accumulated Deficit	Common Stock	Shareholders’ Loan	Additional Paid in capital	Accumulated Deficit	Accumulated other Comprehensive Income/(Loss)	Total shareholders’ equity

BALANCE, December 31, 1999	-	6	-	39,326	(16,207)	(8,147)	14,978
Comprehensive income/(loss):
Net loss for 2000	(3,183)	-	-	-	(3,183)	-	(3,183)
Other comprehensive income/(loss):
Currency translation adjustment	(1,575)	-	-	-	-	(1,575)	(1,575)

Comprehensive (loss)	(4,758)

BALANCE, December 31, 2000		6	-	39,326	(19,390)	(9,722)	10,220
Comprehensive income:
Net income for 2001	1,354	-	-	-	1,354	-	1,354
Other comprehensive income/(loss):
Currency translation adjustment	(228)	-	-	-	-	(228)	(228)

Comprehensive income	1,126

BALANCE, December 31, 2001		6	-	39,326	(18,036)	(9,950)	11,346

Shareholders’ Loan		-	(4,694)	-	-	-	(4,694)
Comprehensive income
Net income for 2002	5,956	-	-	-	5,956	-	5,956
Other comprehensive income/(loss):
Currency translation adjustment	2,879	-	-	-	-	2,879	2,879
Comprehensive income	8,835

BALANCE, December 31, 2002		6	(4,694)	39,326	(12,080)	(7,071)	15,487

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENT OF CASH FLOW STATEMENTS
For the years ended December 31, 2002, 2001 and 2000
(US$ 000’s)
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,956	$1,354	$(3,183)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	10,190	9,579	12,166
Goodwill impairment	-	-	1,706
Provision for doubtful accounts receivable	(206)	746	445
Exchange rate losses/(gains)	-	17	85
(Gain)/Loss from sales of fixed assets	(2)	(9)	(5)
Net change in deferred income taxes	(2,075)	707	251
Net change in:
Accounts receivable	2,902	(2,426)	(1,747)
Investments in Program rights	(9,152)	(7,164)	(8,388)
Other Assets	124	(65)	241
Accounts payable	(1,910)	(1,676)	(205)
Other current liabilities	41	19	9
Income taxes payable	(846)	803	634

Net cash provided by operating activities	5,022	1,885	2,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of ADAM a.s	-	-	(1,706)
Acquisition of tangible assets	(567)	(1,185)	(719)
Net purchase of intangible assets	-	(254)	(107)
Proceeds from disposal of fixed assets	10	24	29
Repayment grants	-	-	428

Net cash used in investing activities	(557)	(1,415)	(2,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used in short term credit facilities	(749)	(273)	(294)
Cash provided by long term credit facilities	1,472	-	-
Distribution to shareholders	(4,168)	-	-

Net cash used in financing activities	(3,445)	(273)	(294)

Effect of exchange rate differences on cash and cash equivalents..…	430	(29)	(192)

Net increase/(decrease) in cash and cash equivalents	1,450	168	(552)
CASH EQUIVALENTS, beginning of period	1,437	1,269	1,821
CASH EQUIVALENTS, end of period	$2,887	$1,437	$1,269

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	356	288	281
Cash paid for income taxes (net of refunds)	1,504	207	(405)
Non cash financing activities	-	225	517

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Amounts in tables in thousands of US $)

(1) NATURE OF BUSINESS

Slovenská televízna spolocnost, s.r.o. (STS) is a Slovak limited liability company, having its legal seat in Blatné 18, 900 82 Blatné, Slovak Republic.  It was founded on September 28, 1995 and incorporated into the Commercial Register on October 9, 1995. The main activities of STS stated in the Commercial Register, are the following:

Providing AUDIOTEX telecommunication service.
Advertising and mediation services.
Retailing and wholesaling under free trade license.
Publishing, binding and other activities associated with the completion of books.
Designing and publishing posters, publishing newspapers.
Publishing magazines and other periodical publications.
Publishing carriers with audio records.
Copying carriers with audio-video records.
Copying carriers with audio records and video records.
Producing, lending and distributing video records.
Organizing advertising games for sales promotion purposes.
Using the results of creative activities with the author’s agreement.
Textile manufacturing.
Real estate agency services.
Market research and public opinion poll.
Press agency activities.
Technical supporting and organizing exhibitions.

STS focuses on:
Broadcasting of programming (own production and acquired).
Sale of advertising to final customers.

Programs produced by STS are broadcast by MARKÍZA - SLOVAKIA, s.r.o. (“MARKÍZA - SLOVAKIA”), in accordance with the license granted to MARKÍZA - SLOVAKIA by The Council of the Slovak Republic for Broadcasting and Television Transmission. The license provides for broadcasting within the territory of the Slovak Republic utilizing terrestrial signals, achieving approximately 80% national coverage. The license is limited for a period of 12 years commencing August 7, 1995.

On October 3, 2001 there was a change in invoicing between STS and MARKÍZA – SLOVAKIA. Based on the contract on ceding exclusive rights concluded between the two parties, MARKÍZA – SLOVAKIA transferred its broadcasting rights to STS. As a result, STS collects all revenues from broadcasting. MARKÍZA – SLOVAKIA has a 51% ownership interest and a 30% economic interest in STS. STS pays MARKÍZA – SLOVAKIA a fixed annual fee of US $50 thousand.

For transfer of broadcasting rights, STS is obliged to pay MARKIZA - SLOVAKIA the following:

a)	the amount equal to all costs and expenses incurred in STS in connection with supply of programming service for MARKIZA – SLOVAKIA;

b)	the amount equal to all fees and other payments payable to Slovenské telekomunikácie by MARKIZA - SLOVAKIA for the transmission services;

c)	the aggregate amount of salaries and other employment benefits payable to MARKIZA - SLOVAKIA’ employees exercising MARKIZA - SLOVAKIA’ editorial responsibility;

d)	the amount of all penalties imposed on MARKIZA - SLOVAKIA by the Council with respect to the broadcasting of the programming service by MARKIZA - SLOVAKIA;

e)	all damages payable to third parties arising out of the broadcasting;

f)	all amounts payable by MARKIZA - SLOVAKIA to organizations of collective administration of copyrights and other similar rights;

g)	a margin of US $ 50 thousand annually;

h)	a margin of US $ 12 thousand monthly (equals to margin monthly invoiced by STS to MARKIZA - SLOVAKIA).

STS invoices monthly amounts according to letters a) to f) and 1/12 of amount under letter g); plus relating VAT.

For provision of the programmers and the whole programming service, MARKIZA - SLOVAKIA is obliged to pay STS the following:

a)	the amount equal to all costs and expenses incurred by STS in connection with supply of programming service for MARKIZA - SLOVAKIA;

b)	a margin of US $ 12 thousand per month.

Each month the aggregate amounts invoiced by STS to MARKIZA - SLOVAKIA (receivables) and by MARKIZA - SLOVAKIA to STS (payables) are set-off.

In the accompanying consolidated statement of operation for the year ended December 31, 2002, the statutory revenues and expenses of STS resulting from the above scheme have been netted in selling, general and administrative expenses by US $ 35,379 thousand.

(2) BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Slovenská televízna spolocnost, s.r.o. (STS) and its wholly-owned subsidiary ADAM, a.s. (collectively, STS). All intercompany accounts and transactions between the consolidated entities have been eliminated.

On June 30, 2000, STS acquired 100% of the outstanding stock of ADAM, a.s. (ADAM) and its wholly owned subsidiary, Gamatex, s.r.o (Gamatex). The purchase price was approximately US $ 1,688 thousand, paid in cash. ADAM is consolidated.

Gamatex has no activities and the intention of the management of STS is to liquidate it in the near future.

The Company maintains its accounting records in Slovak crowns and in accordance with Slovak law.

The accompanying financial statements are based on the statutory books of account of the Company with certain adjustments for the purpose of fair presentation in accordance with accounting principles generally accepted in the United States of America (US GAAP).

There were no changes in the main accounting policies, methods of valuation, depreciation and classification applied in the preparation of these financial statements, compared to the previous accounting period.

(3) ACCOUNTING PRINCIPLES

a)	Basis of accounting

The company maintains its books of accounts and prepares statements for regulatory purposes in accordance with accounting principles generally accepted in the Slovak Republic. The accompanying financial statements are based on the accounting records of the company and include adjustments and reclassifications, where appropriate, for fair presentation in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The company maintains its books in Slovak crowns (SKK). The accompanying financial statements were translated to US dollars (US $) at the exchange rates ruling at the year-end, except for equity balances, which were translated to US $ at historical exchange rates, and balances in the statement of operations, to which the weighted average exchange rates for the year were applied. The resulting unrealized gain or loss on translation into the reporting currency is included as a separate component of shareholders' equity under Accumulated other comprehensive income /(loss).

b)	Cash and cash equivalents

Cash and cash equivalents include unrestricted cash in banks and highly liquid investments with original maturities of less than three months at the date of purchase.

c)	Program rights and production costs

Program rights acquired by the company under license agreements and the liabilities arising from these agreements are recorded as assets and liabilities when the license period begins. Assets are amortized using the accelerated method based on the estimated period of usage.

Amortization estimates for program rights are reviewed periodically and adjusted, if necessary. Program rights costs are shown net of amortization.

Film licenses are amortized for 90% after the first run and 10% after the second run. Series are amortized for 100% after the first run of the whole series.

Wall of programming reserve-

The acquisition of new licenses is based on specific requirements of free broadcasting time slots (“windows”). The license is purchased for a specific free window in the programming structure. STS does not purchase licenses for stock. If STS is “forced” by the supplier of licenses to purchase a package of licenses, STS tries to manage the structure and starting date of licenses.

The wall of programming reserve is calculated from the database of active licenses (NBV of licenses).

Each license of film or series has its particular popularity and quality, which influence the scheduling into the programming structure. According to the position in the programming structure and particular broadcasting window, the license is assigned with a special category. (PA, PB, LA, LB etc. see Categories sheet). The classification in categories is primary important for the calculation of wall of programming reserve. The reserve is calculated from first and second run licenses. The first run licenses classified as "ODPIS" are fully provided. From the second run all the licenses, except the category prime time "PA, PB", are provided too.

Category	Description	Example
PA	Prime Time	Blockbusters
PB	Prime Time	Other prime time
LA	Late Fringe	Sat- Sun 22:00 programs
A	Access	Anything between 17:30 and the News
LB	Late Fringe	Weekdays 22:00 first run series, movies, "B" weekend 22:00 movies
DA	Day-part	Great classic movies (Sat-Sun afternoon)
DB	Day-part	Day-part movies/ series, morning, early afternoon late night
DC	Day-part	Trash, junk
TBA	To be available	Licenses already purchased, but specific condition are not defined yet (package licenses), like: title, price or license period;
NC	Not coded	The licenses can not be classified, insufficient information about the license;
ODPIS	Waste	Licenses fully provided for

All the second run licenses besides PA, PB are provided due to low watch rate of second runs. The provision of those licenses is made up to the 10% of the total value of the license, because 90% were already depreciated after the first run.

Production costs for in-house programs are capitalized and expensed when first broadcast except where they have a potential to generate future revenues. When this is the case, production costs are capitalized and amortized on the same basis as programs obtained from third parties. The amounts of production costs capitalized as at balance sheet dates are insignificant.

d)	Property, plant and equipment

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the related assets:

Description	Years

Buildings and other constructions	25
Movable items	4 – 8

Maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. Disposals are removed from both cost and accumulated depreciation accounts.

e)	Assets held under capital leases

Assets held under capital leases are accounted for in accordance with the Statement of Financial Accounting Standards No. 13, Accounting for Leases, and recorded in Property, plant and equipment. The related liability is included in Debt - obligations under capital lease.

f)	Intangible assets

Intangible assets are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets:

Description	Years

Software licenses	4
Patents, rights, jingles and royalties	4
Low-value and other intangibles	1

The company periodically evaluates in accordance with Financial Accounting Standard (FAS) 142,  whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable,  the company would recognize an impairment loss.

g)	Foreign currency transactions

The company’s functional currency is the Slovak crown, the reporting currency is the United States dollar.

Transactions denominated in foreign currencies are recorded at the exchange rate in effect at the date of the transaction. Outstanding foreign currency obligations and receivables have been translated at the exchange rate in effect as of the balance sheet date. Transaction gains or losses have been charged to the statement of operations.

h)	Income taxes

The company accounts for deferred income taxes using the asset and liability method. Deferred income taxes are recorded for all differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.  Deferred tax assets are recorded to the extent that realization of such benefits is more likely than not.

i)	Revenue recognition

Advertising revenues-

Revenues primarily result from the sale of advertising time and are recognized at the time when the advertisements are broadcast. The Company’s policy is that discounts and agency commission is recognized in the period in which the advertising is aired and is reflected as a reduction in net revenue.

Barter transactions

Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used in accordance with FAS No. 63.

The Company records barter transactions at the estimated fair market value of goods or services received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by the Company's station prior to receiving the merchandise or services, a receivable is recorded.

Barter revenues of US $ 1,416 thousand and expenses of US $ 1,337 thousand were recognized during the year 2002. Barter revenues of US $ 2,007 thousand and expenses of US $ 2,007 thousand were recognized during the year 2001. Barter revenues of US $ 2,255 thousand and expenses of US $ 2,255 thousand were recognized during the year 2000.

j)	Accounting for derivative instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The company has adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, for fiscal year beginning on January 1, 2001. The impact of the adoption was not material.

k)	Use of estimates

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States which require the management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies. While the management has based their assumptions and estimates on the facts and circumstances known at December 31, 2002, actual amounts may differ from estimates. The key estimates include allowance for doubtful accounts, useful lives assigned to property, plant and equipment, program rights and the valuation allowance on deferred taxes.

(4) CASH AND MARKETABLE SECURITIES

Cash and cash equivalents-

The Company had cash of $2,887 at December 31, 2002 to enable it to finance its future activities compared to $1,437 as at December 31,2001.

(5) PROGRAM RIGHTS

	Balance at 31.12.2001	Additions	Write off of excessive programming	Exchange rate impact	Balance at 31.12.2002

Cost
Programming licenses and dubbing	41,363	9,314	-	8,711	59,388
Bartered programs	1,724	-	-	363	2,087
Total cost	43,087	9,314	-	9,074	61,475
Accumulated amortization
Program licenses and dubbing	(37,883)	(9,807)	-	(7,978)	(55,668)
Bartered programs	(1,724)	-		(363)	(2,087)
Program waste reserve	(1,035)	-	336	(218)	(917)
Total accumulated amortization	(40,642)	(9,807)	336	(8,559)	(58,672)

Net book value	2,445				2,803

The database of licenses where the licence period has commenced as of December 31, 2002 has been classified as either current (US $ 1,121 thousand) or non-current (US $ 1,682 thousand) portion. The current portion represents licences under which the rights are expected to expire within one year ending December 31, 2003.

The amortization of licences and the release of program waste reserve are included in the program syndication caption of the statement of operations.

(6) OTHER SHORT TERM ASSETS

The breakdown of other short term assets relate mainly to:

	Balance at 31.12.2002	Balance at 31.12.2001

VAT Receivable	203	276

Prepaid expenses and advances
Production & operation	316	241
Licences and dubbing	112	127
Employee advances	12	13

Other current assets
Receivable from Sipox	-	42
Game show winning prizes	37	-
Receivable Markiza-Slovakia	37	-
Receivable Teltex	6	-
Other	20	31

Total	743	730

(7) PROPERTY, PLANT AND EQUIPMENT

The components of Property, plant and equipment during the year ended December 31, 2002 are as follows:

	Balance at 31.12.2001	Additions	Reclasses	Write off	Exchange rate impact	Balance at 31.12.2002

Cost
Land	642	-	-	-	135	777
Buildings	6,844	-	6	-	1,442	8,292
Vehicles under capital lease	849	-	-	(25)	179	1,003
Machinery and equipment	9,976	-	418	-	2,100	12,494
Other equipment	2,009	-	426	(141)	423	2,717
Vehicles	1,631	-	57	(47)	343	1,984
Construction in progress	98	888	(907)	-	20	99
Total acquisition cost	22,049	888	-	(213)	4,642	27,366
Accumulated depreciation
Buildings	(1,076)	(332)	-	-	(226)	(1,634)
Vehicles under capital lease	(415)	(309)	-	25	(88)	(787)
Machinery and equipment	(8,984)	(637)	-	-	(1,892)	(11,513)
Other equipment	(1,725)	(258)	-	141	(363)	(2,205)
Vehicles	(967)	(300)	-	47	(202)	(1,422)
Total accumulated depreciation	(13,167)	(1,836)	-	213	(2,771)	(17,561)

Net book value	8,882					9,805

The components of Property, plant and equipment during the year ended December 31, 2001 are as follows:

	Balance at 31.12.2000	Additions	Reclasses	Write off	Exchange rate impact	Balance at 31.12.2001

Cost
Land	657	-	-	-	(15)	642
Buildings	5,368	-	1,595	-	(119)	6,844
Vehicles under capital lease	854	-	226	(212)	(19)	849
Machinery and equipment	9,581	-	618	(10)	(213)	9,976
Other equipment	1,946	-	231	(125)	(43)	2,009
Vehicles	1,637	-	64	(33)	(37)	1,631
Construction in progress	94	2,740	(2,734)	-	(2)	98
Total acquisition cost	20,137	2,740	-	(380)	(448)	22,049
Accumulated depreciation
Buildings	(855)	(240)	-	-	19	(1,076)
Vehicles under capital lease	(387)	(248)	-	212	8	(415)
Machinery and equipment	(8,685)	(502)	-	10	193	(8,984)
Other equipment	(1,661)	(226)	-	125	37	(1,725)
Vehicles	(784)	(233)	-	33	17	(967)
Total accumulated depreciation	(12,372)	(1,449)	-	380	274	(13,167)

Net book value	7,765					8,882

(8) LEASED ASSETS

Commitments under capital leases

The obligations under the capital lease are summarized below:

Leasing	Amount

Payments due in 2003	156
Payments due in 2004	78
Payments due in 2005	113
Total	347
Less: Amounts representing interest	(102)

Total	245

Assets held under capital leases represent vehicles.

Commitments under operating leases

The company is obligated under operating leases expiring in 2004. Payments for leases that have initial or remaining non-cancelable terms in excess of one year are summarized below:

Due	Amount

2003	556
2004	42
2005	-

Total	598

The total rent expense related to these leases was US $ 660 thousand in 2002 and US $ 92 thousand in 2001.

(9) ACQUISITIONS

On June 30, 2000, STS acquired 100% of the outstanding stock of ADAM, a.s. (ADAM) and its wholly owned subsidiary, Gamatex, s.r.o (Gamatex). The purchase price was approximately US $ 1,688 thousand in cash. The acquisition was accounted for under the purchase method of accounting, and accordingly, the assets acquired and liabilities assumed have been recorded at their fair value as of the date of acquisition.  The excess of purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

In respect of this transaction the company recognized as an impairment loss of US $ 1,706 thousand in the statement of operations for the year ending December 31, 2000.

(10) INTANGIBLE ASSETS

The components of Intangible assets during the year ended December 31, 2002 are as follows:

	Balance at 31.12.2001	Additions	Reclassifications	Exchange rate impact	Balance at 31.12.2002

Cost
Software	746	-	4	157	907
Rights	29	-	17	6	52
Jingles	224	-	-	47	271
Other	88	-	23	18	129
Intangibles not put in use	242	(249)	(44)	51	0
Total acquisition cost	1,329	(249)	-	279	1,359
Total accumulated amortization	(910)	(157)	-	(191)	(1,258)

Total	419				101

The components of Intangible assets during the year ended December 31, 2001 are as follows:

	Balance at 31.12.2000	Additions	Reclassifications	Exchange rate impact	Balance at 31.12.2001

Cost
Software	719	-	43	(16)	746
Rights	30	-	-	(1)	29
Jingles	229	-	-	(5)	224
Other	73	-	17	(2)	88
Construction in progress	49	254	(60)	(1)	242
Total acquisition cost	1,100	254	-	(25)	1,329
Total accumulated amortization	(741)	(185)	-	16	(910)

Total	359				419

(11) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The breakdown of accounts payable and accrued liabilities as of December 31, 2002 and December 31, 2001 is as follows:

	Balance at 31.12.2002	Balance at 31.12.2001

Program rights payable
Distributors	587	1,418
Dubbing/Subtitling	159	417
Non invoiced programs	1,741	1,022
Accounts payable
Equipment	199	371
Production	1,114	1,192
Operation	1,104	683

Accrued liabilities

Production	998	136

Payroll bonuses	815	334

Operation	449	301

Other	727	790

Total	7,893	6,664

(12) DEBT

The components of debt are :

	Balance at 31.12.2002	Balance at 31.12.2001

Obligation under capital lease - current	103	271
Credit facilities - current	712	322
Short-term related party loans	-	777
Current portion of debt	815	1,370
Obligation under capital lease - non-current	142	220
Credit facilities - non-current	2,486	582
Long-term related party loans	-	-
Long-term debt	2,629	802

Total	3,444	2,172

On 24 July 2002 the Company obtained from Vseobecna uverova banka, a.s.  a mid-term facility of SKK 100,000 thousand (US $ 2,498 thousand). This facility matures in December 2005 and bears an interest rate of BRIBOR 3 months+1.7%.

On 24 July 2002 the Company obtained from Vseobecna uverova banka, a.s.  an overdraft facility of SKK 50,000 thousand (US $ 1,249 thousand). This facility matures in July 2003 and bears an interest rate of BRIBOR 3 months +1.7%. The Company has not utilized the overdraft facility as of December 31, 2002.

Credit facilities further comprises of a supplier loan granted to STS by ZT Slovakia Trading, a.s. in relation to the purchase of the building Fajn Club in 2001. The loan denominated in Slovak Crowns is repayable in 36 monthly installments and bears an interest rate at 13% p.a. Its non-current portion is due as follows:

At December 31, 2002, maturities of debt are as follows:

	VUB credit facilities	ZT Slovakia Trading facilities	Total

2004	250	238	488
2005	1,998	-	1,998

Total	2,248	238	2,486

Guarantees, liens and pledges-

There are no guarantees issued to a third party. The Company has pledge on fixed and current assets based on the loan contract signed with Vseobecna uverova banka, a.s. on 24 July 2002.. The nominal value of receivables under pledge according to the contract is US $ 2,498.

According to the loan contract the Company has to comply with specific quantitative and qualitative covenant conditions. Quantitative covenants are: the current ratio higher than 0.7, gearing ratio lower then 65%, interest cover higher than 2 and EBIT can not be lower than 20% compared to the budgeted EBIT. As of December 31, 2002, STS was in compliance with the above mentioned covenants.

(13) EQUITY

The structure of the STS shareholders is as follows:

Ownership in %

MARKIZA-SLOVAKIA, s.r.o.	51
CME	49

100

(14) COMMITMENTS AND CONTINGENCIES

Station program rights-

The company has program rights commitments for US $ 4,104 thousand in respect of future programming. This includes all contracts signed in 2001 and 2002 with the licence periods starting after December 31, 2002. The company has also entered into certain barter agreements continuing through 2002 and beyond, by which advertising is provided in exchange for programs. As the value of this advertising time will be determined at the time of broadcasting, it is not possible to quantify the impact of these agreements.

Legal claims-

STS in the normal course of its business is involved in litigation. Whereas it is difficult to predict the outcome of such litigation, it has however made a provision in the amount of US $ 125 thousand, for cases where the executives of STS understand the lawsuit may have negative consequences for STS. The executives of STS believe that the risks are adequately covered by this accrual.

(15) RELATED PARTY TRANSACTIONS

Related party balances as of December 31, 2002 are as follows:

	Receivables	Advances granted	Accruals	Loans granted	Payables

Credit Partner(3)	1,819	-	-	-	-
Tv Tip(2)	63	-	-	-	26
Forza, a.s. (3)	3	-	-	-	139
www.markiza.sk(2)	1	-	-	-	31
Forza music, s.r.o. (3)	-	-	-	-	3
Axis Media(3)	1	-	-	-	3
Fajn Production(2)	2	1	-	-	56
ARJ(3)	6	-	-	-
Studio L+S(2)	-	-	-	-	2
Falcon Safety(2)	-	-	-	-	21
Vyhra(2)	11	-	-	-	2
Media Invest (1)	-	-	-	2,088	-
CME(1)	-	-	-	2,606	489
MARKIZA-SLOVAKIA, s.r.o. (1)	-	100	37	-	693
CNTS (3)	-	-	-	-	104

Total	1,906	101	37	4,694	1,569

(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2002 comprised of:

	Revenues	Expenses

Credit Partner(3)	2,123	-
Tv Tip(2)	27	27
Media Invest (1)	267	-
Forza, a.s. (3)	82	358
www.markiza.sk(2)	52	144
Forza music, s.r.o.	-	15
Axis Media(3)	22	25
Slovenská Strategická(2)	16
Fajn Production(2)	13	212
Media Mix	12	23
Studio L+S(2)	-	10
Falcon Safety(2)	-	90
Výhra(2)	47	39
CME(1)	96	1,610
MARKIZA-SLOVAKIA, s.r.o. (1)	-	35

Total	2,757	2,588

(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

In the table above, the revenues and expenses with MARKIZA – SLOVAKIA are presented net of US $ 35,379 thousand resulting from mutual invoicing .

Out of all related party transactions during the year ended December 31, 2002, presented in the table above, the financial transactions comprised of:

	Revenues	Expenses

Media Invest (1)	80	-
CME(+)	96	-

Total	176	-

(1) Shareholder

TV Tip revenues represent revenues from advertising activities. TV Tip expenses represent advertising expenses in a magazine.

Www.markiza.sk revenues represent revenues from advertising activities and expenses represent advertising expenses and administration of the company’s web site.

CME expenses represent charges for network access fee and management fees. In 2002, network access fee amounted to US $ 960 thousand and management fees amounted to US $ 650 thousand.

MARKIZA-SLOVAKIA, s.r.o. expenses represent re-invoicing of monthly expenses incurred such as broadcasting fees, penalties, author royalties, etc.

Fajn Production transactions represent revenues from advertising activities and expenses represent rental of premises and technology.

Forza, a.s. transactions represent revenues from advertising activities and production expenses.

Výhra transactions represent revenues and expenses for advertising activities.

Axis Media transactions represent revenues from advertising activities and expenses incurred for rental of vehicles.

Credit Partner and ARJ transactions represent revenues from advertising activities.

Studio L+S and Slovenská Strategická transactions represent production expenses.

FORZA music s.r.o. transactions represent advertising and marketing activities.

Falcon Safety transactions represent expenses related to cleaning services.

Media Invest revenues represent revenues from advertising activities.

Media Mix transactions represent revenues from advertising activities and expenses for advertising in newspapers

All related party transactions during the year ended December 31, 2001 comprised of:

	Revenues	Expenses

Credit Partner(3)	1,940	-
Tv Tip(2)	211	25
Mirox(2)	80	42
Forza, a.s. (3)	203	228
www.markíza.sk(2)	60	180
Axis Media(3)	21	25
Slovenská Strategická(2)	-	21
Fajn Production(2)	9	410
ARJ(3)	4	-
FORZA CZ, s.r.o. (3)	-	69
Studio L+S(2)	-	9
Falcon Safety(2)	-	72
Výhra(2)	2	11
CME(1)	-	750

MARKÍZA-SLOVAKIA, s.r.o. (1)	-	858

Total	2,530	2,700
(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

For the year ended December 31, 2001, CME expenses represent charges for consulting services and management fees. In 2001, consulting fees amounted to US $ 100 thousand and management fees amounted to US $ 650 thousand.

For the year ended December 31, 2001, Mirox transactions represent revenues from advertising activities and expenses for advertising in newspapers.

For the year ended December 31, 2001, FORZA CZ transactions represent marketing research expenses.

All related party transactions during the year ended December 31, 2000 comprised of:

	Revenues	Expenses

CME(+)	-	780
MARKÍZA-SLOVAKIA(+)	-	47
CNTS (š)	-	3
TV Tip(3)	25	25
www.markiza.sk (l)	23	2

Total	48	857

(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

For the year ended December 31, 2000, CME expenses represent charges for consulting services and management fees. In 2000, consulting fees amounted to US $ 130 thousand and management fees amounted to US $ 650 thousand.

For the year ended December 31, 2000, MARKIZA-SLOVAKIA, s.r.o. expenses represent charges for consulting services in amount of US $ 13 thousand and re-invoicing of fines in amount of US $ 34 thousand.

For the year ended December 31, 2000, CNTS (TV Nova) expenses represent operational services. These operational services were charged to expenses during the year 2000.

(16) INCOME TAXES

The provision / benefit for income taxes is comprised of the following:

	2002	2001	2000

Current	731	972	229
State	731	972	229
Deferred	(2,075)	707	251

Total	(1,344)	1,679	480

Significant components of the company’s deferred tax assets and liabilities are as follows:

	Balance at 31.12.2002	Balance at 31.12.2001

Difference between tax and accounting depreciation of fixed assets	816	853
Reserve for wall of programes	229	259
Unrealized FX losses	22	218
Unrealized FX gains	(133)	(9)
Leasing adjustment	15	24
Not paid services	(9)	166
NOL carried forward	-	-
Difference between tax and accounting depreciation of licences	803	505
Bad debt reserve	467	448
Subtotal	2,210	2,464
Valuation adjustment	(136)	(2,464)

Total	2,074	-

Due to the consistent positive performance of the Company over the last years, including the year 2002, the management has reassessed the recoverability of the deferred tax asset and decided to reverse major part of the valuation adjustment, which was created in previous years in respect of the deferred tax asset. The effect of this reversal has been accounted through a decrease of the tax expense for the current period.

In 2003 the income tax rate remain 25%. Deferred tax assets and liabilities as of December 31, 2002 were calculated using the tax rate of 25%.

A valuation allowance has been provided for deferred tax assets whose recoverability is not more likely than not.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before the provision for income taxes, as follows:

	2002	2001	2000

Income before income taxes	4,612	3,033	(2,703)
Tax provision at statutory rate (25% in 2002 and 29% in 2001 and 2000)	1,153	880	(784)
Non deductible write-off of receivables and goodwill	-	-	635
Effect in deferred tax of changes in tax rates	-	394	-
Tax expenses related to prior periods	28	132	-
Change in provision for deferred taxes	(2,362)	(120)	389
Other permanent differences incl. the effect of foreign exchange rates used for conversion	(163)	393	240

Provision for income taxes	(1,344)	1,679	480

(17) DIVIDED DISTRIBUTION INFORMATION – STATUTORY RESTRICTION

Distribution of dividends has to be approved by the General Assembly. Dividends cannot be distributed from the share capital or legal reserve fund.

In 2002 the company made loans to its shareholders, which under US GAAP have been reflected as distributions.

(18) CONCENTRATION OF CUSTOMERS

Revenues with advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2002 is as follows:

	Net revenues in 2002	Share on total spot revenues	Receivable as at 31.12.02

The Media Edge	5 511	13.82%	1 370
Unimedia	5 192	13.01%	979
Universal McCann Erickson	5 138	12.88%	1 366
Optimum Media Operation	4 121	10.33%	647
Credit partner	2 124	5.32%	1 819

Total	22 086		6 181

Revenues with advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2001 is as follows:

	Net revenues in 2001	Share on total spot revenues	Receivable as at 31.12.01

The Media Edge	4 422	12,37%	1 506
Unimedia	3 360	9,40%	889
Pool Media Direction	2 608	7,29%	133
Media Direction	2 464	6,89%	899
CIA Slovakia	2 252	6,30%	374
Universal McCann Erickson	2 241	6,27%	701
CPM Slovakia	2 005	5,60%	763
Optimum Media Opeartion	1 998	5,59%	631
Credit Partner	1 940	5,42%	1 744

Total	23 290		7 640

Revenues with advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2000 is as follows:

	Net revenues in 2000	Share on total spot revenues	Receivable as at 31.12.00

Unimedia	5 163	15,04%	1 101
The Media Edge	4 618	13,45%	1 347
Pool Media International	4 216	12,28%	201
CIA Slovakia	2 078	6,05%	719
Media Impact	2 028	5,91%	610
Mediacom Praha s.r.o.	1 805	5,26%	59

Total	19 908		4 037

(19)Interest expense and revenues

	2002	2001	2000

Interest expense	(356)	(289)	(281)
Tax penalty and interest	-	(258)	-
Interest revenues	276	105	91
Other financial revenues	-	-	85

Total	(80)	(442)	(105)

/s/ Frantisek Vizvary	/s/ Radka Doehring

Frantisek Vizvary	Radka Doehring

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Resignation of Arthur Andersen and appointment of Deloitte & Touche

A letter of resignation from Arthur Andersen was received by the Company on July 31, 2002.  Deloitte & Touche have been appointed as auditors by the Audit Committee and will be proposed to the shareholders as the Company's auditors at the next Annual General Meeting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" in the Company's Proxy Statement for the 2003 Annual General Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's Proxy Statement for the 2003 Annual General Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in the Company's Proxy Statement for the 2003 Annual General Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2003 Annual General Meeting of Shareholders.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls except for deficiencies in the controls on related party transactions and completeness of revenue in the Company’s Romanian subsidiary.  Such deficiencies did not, in the opinion of management, lead to a material mis-statement of the Company’s financial statements.  Corrective action has been taken to (a) eliminate advertising barter for programming rights transactions, as of January 1, 2003,  (b) increase frequency of review and reconciliation of the Romanian subsidiaries log of advertising time shown to advertising time invoiced by corporate to bi-monthly beginning February 1, 2003. No corrective actions were required or undertaken elsewhere in the Company.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements of the Company are included in Part II, Item 8 of this Report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules (included at pages S-1 to S-3 of this Form 10-K)

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX

Exhibit Number	Description

3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company's Registration Statement No. 33-80344 on Form S-1, filed June 17, 1994).

3.02*

Bye-Laws of Central European Media Enterprises Ltd., as amended, dated as of May 25, 2000. (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000)

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

4.01*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

4.02*	Specimen Note for 9 3/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).

4.03*	Specimen Note for 8 1/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).

4.04*	Form of Indenture for 9 3/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).

4.05*	Form of Indenture for 8 1/8% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 3 to Form S-3 filed on August 14, 1997).

10.01+*

Central European Media Enterprises Ltd. Amended and Restated 1994 Stock Option Plan, as amended to October 17, 1995. (incorporated by reference to Exhibit 10.01A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.01A+	Central European Media Enterprises Ltd. 1995 Stock Option Plan, as amended and restated to May 17, 2001

10.02*

Memorandum of Association and Investment Agreement by and between CME Czech Republic B.V. and CET 21 spol s.r.o dated May 4, 1993 and as amended (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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

Page 118

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

10.08*

Cooperation Agreement among CME Media Enterprises B.V., Ion Tiriac and Adrian Sarbu (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No.33 – 96900 on Form S-1 filed September 13, 1995).

10.09*

Preliminary Agreement, dated June 12, 1995, between CME Media Enterprises B.V. and Markiza-Slovak RepublicSlovak Republic s.r.o. (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-96900 on Form S-1, filed September 13, 1995).

10.09A*

Memorandum of Association between CME Media Enterprises, B.V. and Markiza-Slovak RepublicSlovak Republic s.r.o. (incorporated by reference to Exhibit 10.28A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.09B*

Articles of Association of Slovenska Televizna Spolocnost, s.r.o. founded by CME Media Enterprises, B.V. and Markiza-Slovak RepublicSlovak Republic s.r.o. (incorporated by reference to Exhibit 10.28B to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

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

Page 119

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

10.27*

IMS Advertising Service Agreement between International Media Services Ltd. and Limited Liability Company —Prioritet—, dated May 7, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

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

10.29A+*

Amendment No. 1 to Employment Agreement between CME Development Corporation and Fred Klinkhammer, dated as of March 23, 1999 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.29B+*

Employment Agreement between Central European Media Enterprises Ltd. and Fred Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.29C+*

Amendment No. 1 to Employment Agreement between Central European Media Enterprises Ltd. and Fred Klinkhammer, dated as of March 23, 1999 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.30+*

Central European Media Enterprises Ltd. Stock Appreciation Rights Plan, effective as of September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.31+*

Central European Media Enterprises Ltd. Director, Officer and Senior Executive Co-Investment Plan, effective as of June 5, 1998 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.32*

Contract on cooperation in ensuring service for television broadcasting between Ceska Nezavisla Televizni Spolecnost, spol. s.r.o. and CET 21, spol. s.r.o. dated May 21, 1997 and Supplement dated May 21, 1997 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

Page 120

10.33+*

Employment Agreement between Central European Media Enterprises Ltd. And Mark J. L. Wyllie dated July 26, 2000 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000)

10.34*	Aldwych House Lease Agreement, dated September 29, 2000 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000)

10.35*

Advertising Sales Agency Agreement between Studio 1+1 and Servland Continental S.A. dated March 14, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000)

10.36*

Share Purchase Agreement for shares in Media Pro S.R.L. dated as of May 3, 2001, among Mr. Adrian Sarbu, Mr. Ion Tiriac and CME Romania B.V. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

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

10.41*

Exclusive Contract of Providing and Broadcasting of Television Signal between Markiza –Slovak RepublicSlovak Republic s.r.o. and Slovenska Televizna Spolocnost  s.r.o. dated August 30, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.42*

Exclusive Rights Transfer Agreement between Markiza- Slovak RepublicSlovak Republic s.r.o and Slovenska Televizna Spolocnost s.r.o. dated October 3, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.43*

Key Agreement Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, Ukraine Advertising Holding, CME Ukraine GmbH and CME Ukraine B.V entered into as of December 23, 1998 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.44*	Memorandum of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.45*	Articles of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.46*

Amended Memorandum of Association Markiza – Slovak RepublicSlovak Republic spol. s.r.o (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.47*

Senior Secured Credit Agreement between CME Media Enterprises B.V. and Imperial Asset Management LLC., dated July 31,2002 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.48*	Common Stock Registration Rights Agreement, dated July 31, 2002(incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.49*	Common Stock Purchase Warrant Agreement, dated July 31, 2002(incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.50*

Loan arrangement between Vseobecna userova banka a.s and S.T.S. s.r.o,, dated July 24, 2002 (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

Page 121

10.51

Loan Agreement No. 06/02-SIN dated December 16, 2002 made among Produkcija Plus Storitveno Podjetje d.o.o., LJUBLJANA as the borrower and Bank Austria Creditanstalt d.d., Ljubljana and Nova Ljubljanska Banka d.d. as lenders and Bank Austria Creditanstalt d.d., Ljubljana as agent

10.52	Share Exchange Agreement re: TELE 59 and POP TV dated January 30, 2003

10.53	Share Exchange Agreement re: TELE 59 and Pro Plus dated January 30, 2003

10.54	Share Transfer Agreement re: POP TV dated January 30, 2003

10.55	TELE 59 (fifty nine) d.o.o. Maribor Share Sale and Transfer Agreement dated December 13, 2002

10.56	Share Transfer Agreement re: Kanal A dated January 29, 2003

10.57	Share Transfer Agreement re: TELE 59 dated January 39, 2003

10.58	Share Transfer Agreement re: Pro Plus dated January 30, 2003

21.01	List of subsidiaries

23.01	Consent of Deloitte & Touche

24.01

Power of Attorney, dated as of March 10, 2003, authorizing Fred T. Klinkhammer and Mark J. L. Wyllie as attorney for Ronald S. Lauder, Fred T. Klinkhammer, Jacob Z. Schuster, Marie-Monique Steckel, Alfred W. Langer,  Charles Frank, Herb Granath, Bruce Maggin and Mark J. L. Wyllie

99.01	Sarbanes-Oxley Certification – CEO and CFO, dated March 10, 2003

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

b)	Current Reports on Form 8-K: None

c)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

d)	Report of Independent Public Accountants on Schedule II— Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.

By: /s/ Mark J. L. Wyllie Mark J. L. Wyllie Vice President – Finance

March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Ronald S. Lauder	Chairman of the Board of Directors	March 10, 2003
/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2003
/s/ Mark J. L. Wyllie Mark J. L. Wyllie	Vice President – Finance (Principal Financial Officer and Principal Accounting Officer)	March 10, 2003
* Jacob Z. Schuster	Director	March 10, 2003
* Marie-Monique Steckel	Director	March 10, 2003
* Alfred W. Langer	Director	March 10, 2003
* Charles Frank Ph..D.	Director	March 10, 2003
* Herb Granath	Director	March 10, 2003
* Bruce Maggin	Director	March 10, 2003

* By /s/ Mark J. L. Wyllie Mark J. L. Wyllie Attorney-in-fact

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frederic T. Klinkhammer, certify that:

1. I have reviewed this annual report on Form 10-K of Central European Media Enterprises Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ Frederic T. Klinkhammer
Frederic T. Klinkhammer
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark J. L. Wyllie, certify that:

1. I have reviewed this annual report on Form 10-K of Central European Media Enterprises Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	By:	/s/ Mark J. L. Wyllie
Mark J. L. Wyllie
Vice President – Finance (Principal Financial Officer)

Page 125

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule	S-2
Schedule II : Schedule of Valuation Allowances	S-3

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To: Central European Media Enterprises Ltd.:

We have audited, in accordance with auditing standards generally accepted in the United States of America, the financial statements of Central European Media Enterprises Ltd. included in this filing and have issued our report thereon dated March 10, 2003. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Deloitte & Touche

London, United Kingdom
March 10, 2003

Schedule II

Schedule of Valuation Allowances
(US$ 000’s)

	Balance at January 1, 2002	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2002

Bad debt provision	8,219	354	(1,055)	(37)	7,481
Development costs	-	-	-	-	-

	Balance at January 1, 2002	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2002

Bad debt provision	3,539	6,399	(211)	(1,508)	8,219
Development costs	-	-	-	-	-

	Balance at January 1, 2002	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2002

Bad debt provision (2)	3,221	419	(48)	(53)	3,539
Development costs	-	-	-	-	-

(1) Other Accounts represent accumulated other comprehensive income/(loss)
(2) This includes $624,000 of bad debt provision that was recorded on Kanal A’s books on the acquisition date of October 11, 2000.

