Form 10-K/A
period 2002-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-04-25
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1 TO FORM 10-K

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

EXPLANATORY NOTE

This amendment to the Central European Media Enterprises Ltd. Annual Report on Form 10-K, as filed on March 10, 2003, is being filed to modify Item 8, Financial Statements and Supplementary Data, for the following typographical processing errors and omissions:

To correct the report date of the unqualified Independent Auditors' Report for Super Plus Holding d.d. by Deloitte & Touche for the year ended 31 December 2001 and period ended 31 December 2000.

To amend the wording of the unqualified Independent Auditors' Report for Super Plus Holding d.d. by Deloitte & Touche to include reference to the statement of stockholders' equity.

To correct the report date of the unqualified Independent Auditors' Report for Produkcija Plus d.o.o. by Deloitte & Touche for the years ended 31 December 2000 and 2001.

To amend the wording of the unqualified Independent Auditors' Report for Produkcija Plus d.o.o. by Deloitte & Touche to include reference to the statement of stockholders' equity and to define Produkcija Plus d.o.o. as the "Company".

To include copies of the Independent Auditors' Reports for Slovenská televízna spolocnost, s.r.o. by Arthur Andersen for the years ended 31 December 2001 and 2000.

These are the only modifications that were made to the Form 10-K Item 8, Financial Statements and Supplementary Data, as filed on March 10, 2003, and they have no impact on the previously reported  consolidated  financial statements and accompanying notes of Central European Media Enterprises Ltd.

Other than as discussed above, we have not updated the Form 10-K to modify other disclosures in the Form 10-K for events occurring subsequent to the original March 10, 2003, filing date. This Form 10-K/A continues to speak as of March 10, 2003.

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

Hamilton, Bermuda
March 27, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Partners of Produkcija Plus d.o.o.
Ljubljana, Slovenia

We have audited the accompanying balance sheets of Produkcija Plus d.o.o. (the "Company") as of December 31, 2001 and 2000, and related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 in conformity with United States generally accepted accounting principles.

Deloitte & Touche
Ljubljana, Slovenia
February 15, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Partners of Super Plus Holding d.d.
Ljubljana, Slovenia

We have audited the accompanying consolidated balance sheets of Super Plus Holding d.d. and its subsidiary (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from October 11, 2000 to December 31, 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, referred to in the first paragraph above, present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the consolidated results of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from October 11, 2000 until December 31, 2000 in conformity with United States generally accepted accounting principles.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2002	2001	2000
Net revenues	$92,602	$73,238	$76,813
STATION EXPENSES:
Operating costs and expenses	36,099	36,323	37,160
Amortization of programming rights	20,205	12,815	15,994
Depreciation of station fixed assets and other intangibles	7,751	11,331	24,654
Write down in value of asset held for sale	3,446	-	-

Total station operating costs and expenses	67,501	60,469	77,808
Selling, general and administrative expenses	13,183	19,992	19,402
CORPORATE EXPENSES:
Corporate operating costs and development expenses	11,357	8,548	8,578
Net arbitration related (proceeds)/costs	(16,602)	4,509	2,839
Stock based compensation	3,754	-	-
Amortization of goodwill	-	1,747	1,670

Operating income/(loss)	13,409	(22,027)	(33,484)
Loss on write down of investment	(2,685)	-	-
Equity in income/(loss) of unconsolidated affiliates	2,861	7,137	(514)
Net interest and other expense	(13,912)	(17,759)	(18,245)
Change in fair value of derivative	1,108	(1,576)	-
Gain on sale of subsidiaries	-	1,802	-
Foreign currency exchange gain/(loss), net	(10,231)	1,651	(2,286)
Gain on sale of investment	-	-	17,186
Gain on discharge of obligation	-	5,188	-

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(9,450)	(25,584)	(37,343)
Provision for income taxes	(4,135)	(1,381)	(96)

Income/(loss) before minority interest and discontinued operations	(13,585)	(26,965)	(37,439)
Minority interest in (income)/loss of consolidated subsidiaries	(599)	2,138	(59)

Net income/(loss) from continuing operations	(14,184)	(24,827)	(37,498)

Discontinued operations: Gain on disposal of discontinued operations (Hungary)	-	2,716	-

Net income/(loss)	$(14,184)	$(22,111)	$(37,498)

PER SHARE DATA:
Net income/(loss) per share
Continuing operations - Basic and Diluted	$(1.07)	$(1.88)	$(2.84)
Discontinued operations - Basic and Diluted	-	0.21	-

Total	$(1.07)	$(1.67)	$(2.84)

Weighted average common shares used in computing per share amounts:
Basic and Diluted (‘000s)	13,224	13,224	13,220

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
Other comprehensive income/(loss):
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

7. OTHER ASSETS

Other assets consist of the following:

	December 31,

	2002	2001

	US$ 000’s	US$ 000’s

Current:
VAT recoverable	$118	$318
Other	4,023	4,990

	$4,141	$5,308

Long term:
Satellite transponder deposits	$852	$773
(See Note 12, “Commitments and Contingencies”)
Capitalized debt costs	2,184	2,451
Other	1,250	2,041

	$4,286	$5,265

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

(2) A Slovak bank, Vseobecna uverova banka a.s.,( “VUB”), has lent STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3,750,000), a facility supported by charges over the assets and receivables of STS s.r.o. This has been partly used by STS to lend cash to the Company and will offset future payments of dividends in the order of SKK 90 million (approximately $2,250,000), thereby improving cashflow to the Company. The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2,500,000) and by way of an overdraft facility of up to SKK 50 million (approximately $1,250,000). Repayments by STS are due to the lender by way of six-monthly instalments of SKK 5 million (approximately $125,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1,750,000) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 350,000 (approximately $9,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

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

Consolidated Statements of Operations Items	Year Ended December 31, (US$ 000’s)

	2002	2001	2000

Corporate Operating Costs and Development Expenses
Shareholder controlled affiliates	-	-	246

15. SUMMARY FINANCIAL INFORMATION FOR NON-CONSOLIDATED AFFILIATES

	Markiza TV		Studio 1+1

	At December 31,	At December 31,	At December 31,	At December 31,
	2002	2001	2002	2001

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Current assets	$15,596	$14,083	$5,935	$4,241
Non-current assets	13,254	10,768	1,033	1,290
Current liabilities	(10,734)	(12,703)	(8,218)	(6,194)
Non-current liabilities	(2,629)	(802)	-	-

Net Assets	$15,487	$11,346	$(1,250)	$(663)

	Markiza TV		Studio 1+1

	For the Years Ended		For the Years Ended

	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Net revenues	$38,397	$34,696	$20,491	$15,865
Operating (loss)/profit	3,842	3,735	(51)	6,887
Net (loss)/profit	5,956	1,354	(587)	5,305
Movement in Accumulated other comprehensive income/(loss)	2,879	(228)	-	-

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

	Segment Financial InformationFor the Years Ended December 31, (US$ 000’s)

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

				For the Years Ended December 31,

	Net Income/(Loss) (US$ 000’s)			Common Shares (US$ 000’s)			Net Income/(Loss) per Common Share

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Basic EPS
Net loss attributable to Common stock	$ (14,184)	$ (22,111)	$ (37,498)	13,224	13,224	13,220	$ (1.07)	$ (1.67)	$ (2.84)
Effect of dilutive securities: Stock options	-	-	-	-	-	-	-	-	-

Diluted EPS
Net loss attributable to Common stock and Assumed option exercises	$ (14,184)	$ (22,111)	$ (37,498)	13,224	13,224	13,220	$ (1.07)	$ (1.67)	$ (2.84)

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

Deloitte & Touche, spol. s r.o.

Bratislava, Slovak Republic
February 10, 2003

This is a copy and does not reflect a reissuance of Arthur Andersen's Audit Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Slovenská televízna spolocnost, s.r.o.:

We have audited the accompanying consolidated balance sheet of Slovenská televízna spolocnost, s.r.o. and its subsidiary as of 31 December 31 2001 and the related consolidated statements of operations, cash flows and partners' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slovenská televízna spolocnost, s.r.o. and its subsidiary at December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As disclosed in Note 21 to the financial statements, the Company has decided to create a valuation adjustment for the whole amount of the deferred tax asset of USD 2,464 thousand. Due to the long-term nature of the substantial part of this asset, there is uncertainty as to the amount at which this asset will be realized and, therefore, we cannot asses the adequacy of the valuation adjustment created by the Company.

Without further qualifying our opinion, we draw attention to the fact that, as disclosed in note 2 to the financial statements, the General Assembly of the Company has not formally approved, as of the date of this report, the financial statements for the year 2000, 1999 and 1998, prepared in accordance with Slovak law, from which accompanying financial statements have been derived.

Arthur Andersen Slovensko spol. s.r.o.

Bratislava, Slovak Republic 28 February 2002

This is a copy and does not reflect a reissuance of Arthur Andersen's Audit Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Slovenská televízna spolocnost, s.r.o.:

We have audited the accompanying consolidated balance sheet of Slovenská televízna spolocnost, s.r.o. and its subsidiary as of 31 December 31 2000 and the related consolidated statements of operations, cash flows and shareholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slovenská televízna spolocnost, s.r.o. and its subsidiary at December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Without qualifying our opinion, we draw attention to the fact that the accompanying balance sheet as of 31 December 2000 includes a deferred tax asset amounting to USD 723 thousand. The value of this asset is based on the best estimate of the company's management, however, the recoverability of the asset is still uncertain as it depends upon the improved future profitability of the Company.

Arthur Andersen Slovensko spol. s.r.o.

Bratislava, Slovak Republic 28 February 2001

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001 (US$ 000’s)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$2,887	$1,437
Accounts receivable (net of allowances of $1,867, $1,792)	10,105	10,809
Program rights costs	1,121	978
Advances to affiliates	101	129
Income taxes receivable.	230	0
Other short-term assets	743	730
Deferred tax asset	409	-

Total current assets	15,596	14,083

Property, plant and equipment (net of depreciation of $17,562, $13,167	9,805	8,882
Program rights costs	1,682	1,467
License costs and other intangibles (net of amortization of $1,159, $910)	101	419
Deferred Tax Assets	1,666	-
Total Assets	$28,850	$24,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,893	$6,664
Duties and other taxes payable	290	799
Current portion of credit facilities and obligations under capital leases	815	1,370
Advances from affiliates	1,715	3,852
Other current liabilities	21	18

Total Current Liabilities	$10,734	$12,703

Long term portion of credit facilities and obligations under capital leases	2,629	802

Total Non Current Liabilities	2,629	802
Commitments and contingencies (note 14)
SHAREHOLDERS’ EQUITY
Common stock	6	6
Additional paid in capital	39,326	39,326
Shareholders’ Loan	(4,694)	-
Accumulated deficit	(12,080)	(18,036)
Accumulated other comprehensive loss	(7,071)	(9,950)

Total shareholders’ equity	15,487	11,346

Total liabilities and shareholders’ equity	$28,850	$24,851

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

(4) CASH AND MARKETABLE SECURITIES

Cash and cash equivalents-

The Company had cash of $2,887 at December 31, 2002 to enable it to finance its future activities compared to $1,437 as at December 31, 2001.

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

Guarantees, liens and pledges-

There are no guarantees issued to a third party. The Company has pledge on fixed and current assets based on the loan contract signed with Vseobecna uverova banka, a.s. on 24 July 2002. The nominal value of receivables under pledge according to the contract is US $ 2,498.

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

(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2002 comprised of:

	Revenues	Expenses

Credit Partner(3)	2,123	-
Tv Tip(2)	27	27
Media Invest (1)	267	-
Forza, a.s. (3)	82	358
www.markiza.sk(2)	52	144
Forza music, s.r.o.	-	15
Axis Media(3)	22	25
Slovenská Strategická(2)	-	16
Fajn Production(2)	13	212
Media Mix	12	23
Studio L+S(2)	-	10
Falcon Safety(2)	-	90
Výhra(2)	47	39
CME(1)	96	1,610
MARKIZA-SLOVAKIA, s.r.o. (1)	-	35

Total	2,757	2,588

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

(1) Partner
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

(1) Partner
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

(19) INTEREST EXPENSE AND REVENUES

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

Central European Media Enterprises Ltd.

By: /s/ Wallace Macmillan Wallace Macmillan Principal Financial Officer

April 25, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frederic T. Klinkhammer, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Central European Media Enterprises Ltd.;

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

Date: April 25, 2003	By:	/s/ Frederic T. Klinkhammer
Frederic T. Klinkhammer
Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wallace Macmillan , certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Central European Media Enterprises Ltd.;

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

Date: April 25, 2003	By:	/s/ Wallace Macmillan
Wallace Macmillan
Principal Financial Officer

EXHIBIT INDEX
Exhibit
Number	Description

99.01	Sarbanes-Oxley Certification – CEO and CFO, dated April 25, 2003

