Form 10-Q
period 2003-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-05-07
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2003

Class A Common Stock, par value $0.08	9,261,884

Class B Common Stock, par value $0.08	3,967,368

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended March 31, 2003

Part I. Financial Information
Item 1. Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$000s, except share and per share data)
	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,228	$49,644
Restricted cash	1,217	6,168
Accounts receivable (net of allowances for bad debts of $7,318 and $7,481, respectively)	17,904	21,357
Program rights costs	13,464	10,997
Advances to affiliates	4,470	3,842
Asset held for re-sale	5,626	5,473
Other short-term assets	5,021	4,141

Total current assets	91,930	101,622
Loans to related parties	6,439	7,742
Investments in/advances to unconsolidated affiliates	19,196	21,637
Property, plant and equipment (net of depreciation of $49,462 and $47,244, respectively)	14,351	14,078
Program rights costs	7,326	6,982
License costs and other intangibles (net of amortization of $10,330 and $9,928 respectively)	2,269	2,144
Goodwill (net of amortization of $24,080 and $24,041, respectively)	22,747	18,201
Other assets	2,773	4,286

Total assets	$167,031	$176,692

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$000s, except share and per share data)
	March 31, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$34,727	$36,856
Duties and other taxes payable	18,381	18,088
Income taxes payable	5,486	5,181
Current portion of credit facilities	8,412	8,303
Current portion of obligations under capital leases	131	137
Investments payable	1,256	1,256
Advances from related parties	1,877	1,361

Total current liabilities	70,270	71,182
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities	22,917	19,836
Long-term portion of obligations under capital leases	686	682
$100,000,000 9 3/8 % Senior Notes due 2004	99,969	99,964
Euro 71,581,961 8 1/8 % Senior Notes due 2004	76,897	75,036
Other liabilities	1,865	3,849

Total non-current liabilities	202,334	199,367
Minority interests in consolidated subsidiaries	497	2,019
SHAREHOLDERS' DEFICIT:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at March 31, 2003 and December 31, 2002; issued and outstanding : 9,261,884 at March 31, 2003 and December 31, 2002	740	740
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at March 31, 2003 and December 31, 2002; issued and outstanding : 3,967,368 at March 31, 2003 and December 31, 2002	318	318
Additional paid-in capital	361,048	360,401
Accumulated deficit	(463,298)	(452,011)
Accumulated other comprehensive loss	(4,878)	(5,324)

Total shareholders' deficit	(106,070)	(95,876)

Total liabilities and shareholders' deficit	$167,031	$176,692

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$000s, except share and per share data)
(Unaudited)
	For the three months ended March 31,
	2003	2002

Net revenues	$23,537	$17,261
STATION EXPENSES:
Other operating costs and expenses	(9,228)	(7,307)
Amortization of programming rights	(7,063)	(4,166)
Depreciation of station fixed assets and other intangibles	(1,241)	(1,793)

Total station operating costs and expenses	(17,532)	(13,266)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,762)	(2,853)
CORPORATE EXPENSES:
Corporate operating costs and development expenses	(2,885)	(3,125)
Net arbitration related proceeds/(costs)	(2,735)	(2,248)
Stock based compensation	(647)	(576)
Amortization of license costs	-	(77)

Operating income/(loss)	(3,024)	(4,884)
Loss on write down of investment	-	(2,685)
Equity in income/(loss) of unconsolidated affiliates	(766)	408
Net interest and other expense	(5,143)	(4,133)
Change in fair value of derivative	-	(306)
Foreign currency exchange (loss)/gain, net	(2,027)	(142)

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(10,960)	(11,742)
Provision for income taxes	(243)	(169)
Minority interest in (income)/loss of consolidated subsidiaries	(84)	8

Net income/(loss)	$(11,287)	$(11,903)

PER SHARE DATA:
Net Loss Per Share
Continuing operations – Basic and diluted	$(0.85)	$(0.90)

Weighted average common shares used in computing per share amounts:
Basic and diluted (000s)	13,229	13,229

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(US$000s)
(Unaudited)

	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
BALANCE, December 31, 2002		740	318	360,401	(452,011)	(5,324)	(95,876)
Stock Based Compensation				647			647
Comprehensive loss:
Net loss	(11,287)				(11,287)		(11,287)
Other comprehensive income:
Unrealized translation adjustments	446					446	446

Comprehensive loss	(10,841)

BALANCE, March 31, 2003		$ 740	$ 318	$ 361,048	$ (463,298)	$ (4,878)	$ (106,070)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$000s)
(Unaudited)

	For the three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(11,287)	$(11,903)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in income/(loss) of unconsolidated affiliates	766	(64)
Depreciation and amortization	8,683	9,209
Stock based compensation	647	576
Minority interest in loss of consolidated subsidiaries	84	(8)
Foreign currency exchange loss/(gain), net	2,027	142
Net change in:
Accounts receivable	3,678	1,136
Program rights costs	(9,244)	(4,847)
Advances from affiliates	497	1,097
Other short-term assets	(388)	(993)
Accounts payable and accrued liabilities	(4,658)	(4,788)
Short term payables to bank	-	306
Income and other taxes payable	(345)	494

Net cash provided by/(used in) operating activities	(9,540)	(9,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	5,086	(1,448)
Acquisition of fixed assets	(1,244)	(1,377)
Investments in subsidiaries and affiliates	(5,039)	-
Loans and advances to affiliates	1,004	925
License costs, other assets and intangibles	1,142	1,091

Net cash provided by/(used in) investing activities	949	(809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities and payments under capital leases	3,852	(1,054)
Other long-term liabilities	(838)	(56)

Net cash received from/(used in) financing activities	3,014	(1,110)

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	161	25

Net increase/(decrease) in cash and cash equivalents	(5,416)	(11,537)
CASH EQUIVALENTS, beginning of period	49,644	22,053
CASH EQUIVALENTS, end of period	$44,228	$10,516

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$7,758	$7,236
Cash paid for income taxes (net of refunds)	$454	$-
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Acquisition of property, plant and equipment under capital lease	$-	$-

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

March 31, 2003

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

The interim statements for the three months ended March 31, 2003 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's December 31, 2002 Form 10-K filed with the SEC on March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The financial statements of entities which are controlled by the Company are consolidated. Entities which are not controlled but over which the Company has the ability to exercise significant influence are accounted for using the equity method. Consequently, the accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of the Romanian, Slovenian, and certain entities of the Ukraine operations, and the Czech Republic (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of the Slovak Republic and certain entities of the Romanian, Slovenian and Ukrainian operations, (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method.

With the exception of Ukraine laws, regulations and policies in CME's markets no longer restrict the level of direct or indirect interests that any non-local investor such as CME may hold in companies holding broadcast licenses. The controlling interests in service companies which provide programming, advertising and other services to the license holding companies are generally owned by CME. References to PRO TV, POP TV, Kanal A, Markiza TV and the Studio 1+1 Group in this report may be to either the license company or the service companies or both, as the case may be.

2. Group Operations

Below is an overview of the Company's operations. For a full description of the Company's operations refer to the Company's Form 10-K for the year ended December 31, 2002 filed with the SEC on March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003.

Czech Republic

On March 14, 2003, the Tribunal in the CME Uncitral Arbitration issued a Final Award requiring the Czech Republic to pay $269,814,000 plus 10% interest per annum from February 22, 2000. On March 31, 2003 the Czech Republic entered into an agreement with the Company to pay the principal and the accrued interest into an escrow account held in Sweden, under the joint control of the parties. On April 4, 2003 the Czech Republic deposited $354,943,542.54. The amount is to be released to the Company if the Svea Court of Sweden rules in favor of the Company, a ruling expected by May 15, 2003. The money will be returned to the Czech Republic if the Svea court rules in the Czech Republic's favor and does not uphold the Partial Final Award. In the event that the Svea court grants either party leave to appeal the Svea court's decision to the Supreme Court of Sweden, the money will be paid out to the prevailing party. However, the other party would retain its rights to pursue any right of appeal so granted. See Part II, Item 1, "Legal Proceedings" for further details.

Romania

The Company's interest in its Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which PRO TV, Acasa and PRO TV International were operated. Following a change in Romanian legislation permitting the transfer of broadcasting licenses from their initial owners to third parties, MPI is now transferring the provision of programming and the sale of advertising for the stations which comprise the PRO TV, Acasa and Pro TV International networks to Pro TV Srl. Pro TV Srl was formerly solely a license holding company and will be transformed into the exclusive operator of all the licenses it owns.

Pursuant to the Romanian Agreement, the Company owns 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain financial and corporate matters the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required. With specific reference to MPI and Pro TV Srl, certain financial and corporate matters which require approval of the minority shareholders are in the nature of protective rights which are not an impediment to consolidation for accounting purposes. As part of the process of increasing the Company's stake in Pro TV Srl, Pro TV Srl's structure was modified so that it replicated the equity interest, Council of Administration and voting rules of MPI, thus enhancing the Company's corporate control. On March 21, 2003 the shareholders of Pro TV Srl approved the issuing of new shares at a nominal cost so that the Company's overall shareholding in Pro TV Srl increased from 49% to a controlling stake of 66%. Pro TV Srl also ceased to be a limited liability "Srl" company and became a joint stock "SA" entity.

PRO TV Srl holds 19 of the 22 licenses for the stations which comprise the PRO TV, Acasa and Pro TV International network. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which the Company holds 44% of the equity. The remainder is owned by Messrs. Sarbu and Tiriac. The Company and Messrs Sarbu and Tiriac have agreed that subject to the prior approval of the Romanian Media Council, Media Pro Srl will sell its licenses to Pro TV Srl, making it the sole owner and operator of all the Romanian broadcasting licenses. The Company is currently in the process of assessing the value of these licenses.

Under an agreement between Mr. Tiriac and Mr. Sarbu, Mr. Tiriac has agreed to transfer his shareholding in MPI, Pro TV Srl and Media Pro Srl to Mr. Sarbu following completion of a multi-year series of payments by Mr. Sarbu. Upon completion of these payments, Mr. Sarbu would control the remainder of the shares in MPI, Pro TV Srl and Media Pro Srl not owned by the Company.

In addition to the above mentioned companies, in Romania, the Company owns 70% of Media Vision Srl, a production and subtitling company.

Slovenia

As of January 30, 2003, Pro Plus owns 100% of the equity of POP TV d.o.o. POP TV holds all of the licenses for the operation of the POP TV network. Pro Plus has entered into an agreement with POP TV, under which Pro Plus provides all programming to POP TV and sells its advertising.

As of April 1, 2003, Pro Plus owns 100% of the equity of Kanal A d.d., Kanal A holds all of the licenses for the operation of the Kanal A network. On January 30, 2003, Pro Plus acquired 10% of the equity of Kanal A. On April 1, Pro Plus acquired the remaining 90% of Kanal A from Superplus Holding d.d. ("Superplus") in exchange for the extinguishing of a liability owed by Superplus to Pro Plus. Superplus is owned by individuals who are holding the share of Superplus in trust for the Company. Pro Plus has entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising. (For further discussion, see the Company's 10K filing of March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003, Part 1, Item 1 "Business").

Slovak Republic

The Company has a 34% voting interest in Markiza–Slovakia s.r.o. ("Markiza") the license holding company for the Markiza TV license, and has a 49% voting interest and is entitled to 70% of the economic rights in Slovenska Televizna Spolocnost s.r.o. ("STS") the operating company for Markiza.

Following elections in the Slovak Republic on September 20, 2002, the ANO political party, founded by Mr. Pavol Rusko, a shareholder in Markiza, obtained a number of seats in the national parliament. On November 1, 2002, Mr. Rusko was appointed a deputy chairman of the parliament. In order to comply with Slovak conflict of interest rules, Mr. Rusko has resigned from his position as an executive of STS and of Markiza. In addition, following receipt of approval from the Company, Mr. Rusko has transferred his indirect 17% ownership interest in Markiza to a third party. (For further discussion, see the Company's 10K filing of March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003 , Part 1, Item 1 "Business").

Ukraine

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests . The Company owns a 60% equity interest in the operating companies servicing the license holding company, Studio 1+1. The Company has 18% indirect ownership in Studio 1+1 (For further discussion, see the Company's 10K filing of March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003 Part 1, Item 1 "Business"). Studio 1+1 is involved in a lawsuit challenging certain aspects of the granting of its television broadcasting license. (For further discussion, see Part II, Item 1 "Legal Proceedings")

3. New Accounting Standards

Guarantees

Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires expanded disclosures by guarantors in interim and annual financial statements about obligations under certain guarantees. In addition, FIN 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the obligation it has undertaken in issuing the guarantee. The recognition and initial measurement provision is applicable to guarantees issued or modified after December 31, 2002. There has been no impact on the Company.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46") which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003.

As described in Note 2 "Group Operations", the Company has a 34% voting interest in Markiza, the license holding company for the Markiza TV license, and has a 49% voting interest and is entitled to 70% of the economic rights in STS, the operating company for Markiza. STS is an unconsolidated affiliate of the Company. The Company is required to fund all of the capital requirements of STS. Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 70% of the profits of STS, except that the Company's share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners. Summary financial information for STS is included in Note 6 "Summary Financial Information for Unconsolidated Affiliates".

As described in Note 2 "Group Operations", the Company has an indirect equity interest of 18% in Studio 1+1 Ltd. Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. Existing agreements commit all the shareholders of Studio 1+1 Ltd to increase the direct holding of the Company, or one of its subsidiaries, when legislation permits this. Studio 1+1 Ltd is an unconsolidated affiliate of the Company. All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of Studio 1+1 Ltd, the license holding company, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval. Summary financial information for Studio 1+1 Ltd is included in Note 6 "Summary Financial Information for Unconsolidated Affiliates".

The Company is still assessing the impacts of FIN 46, however, it is reasonably possible that the Company will be considered the primary beneficiary of STS and Studio 1+1 and would therefore need to consolidate these entities beginning on July 1, 2003.

Stock Based Compensation

In December 2002, the FASB issued SFAS 148. This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. Under the guidance of SFAS 148, the Company has adopted SFAS 123 prospectively on January 1, 2003. In prior periods the intrinsic method of accounting under APB No 25 has been used, accounting for all employee awards granted, modified or settled after that date under the fair value method. There has been no impact on the consolidated financial statements. (For further detail, see Note 13, "Stock Option Plans").

Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities

In April 2003 the FASB issued Statement No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") . The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements.

This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively.

The Company adopted the provisions of SFAS No. 149 on May 1, 2003. However, it does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

4. Acquisitions

Slovenia

On January 31, 2003, the Company consolidated its interests in two license companies, POP TV d.o.o. and Kanal A d.o.o. into Pro Plus. The Company paid Euro 5 million (approximately US$ 5.4 million) to certain of its Slovenian partners to acquire an additional 11.35% of Pro Plus, bringing the Company's total ownership in Pro Plus to 96.85%. This transaction provides the Company with direct control of all its licence companies in Slovenia.

This has been reflected in the consolidated financial statements. As a result the Company has recognised an additional $4.3 million of goodwill.

Romania

On March 21, 2003 the Company with its partners in Romania executed documentation (i) for the Company to assume majority control in PRO TV Srl; and (ii) to convert PRO TV Srl to a joint stock company. On the same date the Company reached an agreement with its partners to consolidate broadcasting operations in Romania. On completion, the Company will have secured direct control over its broadcasting license holders in Romania, reduced the cost and number of its operating companies, and simplified operations.

The increase in the Company's ownership of Pro TV Srl was at no material cost to the Company.

5. Segment Data

The Company manages its business segments primarily on a geographic basis. The Company's reportable segments are comprised of Romania, Slovak Republic, Slovenia, Ukraine and the Czech Republic.

The Company and its chief decision makers evaluate the performance of its segments based on Segment EBITDA and Broadcast cash flow.

Segment EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Costs for programming amortization are included in Segment EBITDA. Costs excluded from Segment EBITDA primarily consist of interest and foreign exchange gains and losses, corporate expenses and goodwill amortization and equity in losses of unconsolidated affiliates and other non-recurring charges for impairment of investments or discontinued operations. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as in the consolidated financial statements, thus no additional information is provided.

"Broadcast cash flow", a broadcasting industry measure of performance is used by the chief decision makers of the Company. It is defined as net revenues, less (i) station operating costs and expenses (excluding depreciation and amortization of acquired programming and of intangible assets), (ii) broadcast selling, general and administrative expenses, and (iii) cash program rights costs. Cash program rights costs are included in the period in which payment is made, which may not necessarily correspond to the timing of program use or amortization. Broadcast cash flow should not be considered as a substitute measure of operating performance or liquidity prepared in accordance with US GAAP (see the accompanying Consolidated Financial Statements).

Below is a table which reconciles the Company's Segment EBITDA and Broadcast cash flow to its consolidated US GAAP results for the three months ended March 31, 2003 and 2002:

	Segment Financial Information

	For the three months ended March 31,

	(US$ 000's)

	Net Revenues		Segment EBITDA

	2003	2002	2003	2002

Romania	$9,248	$6,682	$1,473	$716
Slovak Republic (Markiza TV)	9,488	7,285	912	359
Slovenia (POP TV and Kanal A)	7,809	6,068	1,996	1,682
Ukraine (Studio 1+1 Group)	7,541	6,780	1,179	1,709

Total Combined Operations' Net Revenues / Segment EBITDA	$34,086	$26,815	$5,560	$4,466

Reconciliation to Consolidated Statements of Operations:
Consolidated Net Revenues / Operating Income/(Loss)	$23,537	$17,261	$(3,024)	$(4,884)
Other Consolidated Entities:
Czech Republic (CNTS)	(15)	(77)	92	328

Corporate Expenses	-	-	3,531	3,778
Net Arbitration (Proceeds)/Costs	-	-	2,735	2,248
Unconsolidated Affiliates:
Ukraine (Studio 1+1 Group)	1,076	2,346	73	844
Slovak Republic (Markiza TV)	9,488	7,285	912	359
Station Depreciation	-	-	1,241	1,793

Total Combined Operations' Net Revenues / Segment EBITDA	$34,086	$26,815	$5,560	$4,466

Cash paid for programming			(9,621)	(6,860)
Programming amortization			9,132	6,181

Broadcast Cash Flow			$5,071	$3,787

Broadcast Cash Flow by Segment:
Romania			1,241	251
Slovak Republic (Markiza TV)			1,471	174
Slovenia (POP TV and Kanal A)			2,016	2,208
Ukraine (Studio 1+1 Group)			343	1,154

Broadcast Cash Flow			$5,071	$3,787

6. Summary Financial Information for Unconsolidated Affiliates
	Markiza TV		Studio 1+1

	At March 31, 2003	At December 31, 2002	At March 31, 2003	At December 31, 2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Current assets	$14,580	$15,596	$5,259	$5,935
Non-current assets	13,397	13,254	939	1,033
Current liabilities	(11,106)	(10,734)	(7,646)	(8,218)
Non-current liabilities	(2,360)	(2,629)	-	-

Net Assets	$14,511	$15,487	$(1,448)	$(1,250)

	Markiza TV		Studio 1+1

	For the three months ended March 31,		For the three months ended March 31,

	2003	2002	2003	2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Net revenues	$9,488	$7,285	$6,216	$5,412
Operating (loss)/profit	(53)	(393)	(5)	741
Net (loss)/profit	126	(396)	(197)	341
Movement in Accumulated other comprehensive income/(loss)	(737)	181	-	-

The Company's share of income/(loss) in Unconsolidated Affiliates for the three months ended March 31, 2003 was a loss of $197,000 for the unconsolidated entities of the Studio 1+1 Group and a profit of $88,000 for Markiza TV. The Company's share of income/(loss) in Unconsolidated Affiliates for the three months ended March 31, 2002 was $341,000 for certain entities of the Studio 1+1 Group and $67,000 for Markiza TV.

7. Earnings Per Share

Basic net income/(loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

	For the three months ended March 31,

	Net Income/(Loss)		Common Shares		Net Income/(Loss) per Common Share

	2003	2002	2003	2002	2003	2002

Basic and Diluted EPS

Net income/(loss) attributable to common stock	$(11,287)	$(11,903)	13,229	13,229	$(0.85)	$(0.90)

Diluted EPS for the three months ended March 31, 2003 does not include the impact of 850,158 stock options and 348,000 warrants then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive. Diluted EPS for the three months ended March 31, 2002 does not include the impact of 701,241 stock options then outstanding, as their inclusion would reduce the net loss per share and would  be anti-dilutive. Except as otherwise noted, all share and per share information in this Form 10-Q has been retroactively adjusted to reflect the two-for-one stock split (For further discussion, see Note 8, "Two-For-One Stock Split"). On a fully diluted basis, the Company would have 10,722,126 shares of Class A Common Stock and 4,040,368 shares of Class B Common Stock as at March 31, 2003 and 10,369,126 shares of Class A Common Stock and 4,040,368 shares of Class B Common Stock as at March 31, 2003.

8. Two-For–One Stock Split

On December 16, 2002 a duly authorized committee of the Board approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of December 30, 2002. Payment has been made in full by way of a transfer from the additional paid-in capital account on January 10, 2003.

The two-for-one stock split: (i) had no effect on the par value of the company's Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company's Class A Common Stock from $370,276 to $740,552; and (iii) increased the value of the authorized share capital of the Company's Class B Common Stock from $158,694 to $317,388.

9. Stock Based Compensation

In March 2000 the Board of Directors, acting without the participation of Mr Frederic Klinkhammer, then the Company's President and Chief Executive Officer, on the recommendation of the Compensation Committee cancelled all previously granted options to acquire shares of Class A Common Stock, which had been granted under employment agreements. The Compensation Committee then awarded Mr Klinkhammer an option to acquire shares of Class A Common Stock at an exercise price equal to the market price on that day. The new award was approved by the shareholders at the 2000 Annual General Meeting of Shareholders.

In accordance with FASB Interpretation 44, the Company has charged $647,000 and $576,000 to the Statement of Operations in first quarter of 2003 and 2002, respectively.

10. Liquidity and Capital Resources

The Company's key liquidity issue is the requirement to repay or refinance its Senior Notes which fall due in August 2004. We do not expect cash on hand at March 31, 2003 plus cash which may be generated from operations between now and August 15, 2004 to be sufficient to fund the payment of the Senior Notes at maturity. Our ability to refinance or repay the Senior Notes will depend upon the outcome of pending litigation concerning our former Czech Republic operations. If the Company's Czech award is upheld on May 15, 2003 (see Part II, Item 1, "Legal Proceedings"), the Company may take the opportunity to repurchase and/or redeem some or all of the Senior Notes in advance of maturity. If the Company's Czech award is not upheld, the Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations.

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

Corporate cash at April 30, 2003 amounted to $28 million.

11. New Borrowings

In December 2002, the company arranged a facility of up to Euro 8.0 million (approximately $8.6 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d. which matures in February, 2009. Loans under this facility are secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep Euro 900,000 (approximately $1.0 million) on deposit with BACA. The amount outstanding on this facility was Euro 8.0 million (approximately $8.6 million) as at March 31, 2003 and Euro 5.0 million (approximately $5.4 million) as at December 31, 2002.

12. Goodwill and Other Intangibles

Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test Goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes Goodwill and indefinite lived intangible assets.

SFAS 142 also requires the Company to perform a goodwill impairment test on at least an annual basis. Goodwill arose on the acquisitions of the Company's operations in Slovenia and Ukraine. It represents the difference between the purchase price and the fair value of the assets received. The carrying value is reviewed for impairment on an annual basis.

The carrying amount of goodwill for the periods ended March 31, 2003 and December 31, 2002 are as follows:
	As at December 31, 2002 (US$ 000s)

	Gross Amount	Accumulated Amortization	Net Amount

License costs and other intangibles:
License acquisition cost	$5,758	$(4,252)	$1,506
Broadcast license cost	2,205	(2,035)	170
Software license cost	4,109	(3,641)	468

Total	$12,072	$(9,928)	$2,144

Goodwill
Slovenian operations	$20,146	$(6,041)	$14,105
Ukrainian operations	22,096	(18,000)	4,096

Total	$42,242	$(24,041)	$18,201

	As at March 31, 2003 (US$ 000s)

	Gross Amount	Accumulated Amortization	Net Amount

License costs and other intangibles:
License acquisition cost	$5,758	$(4,252)	$1,506
Broadcast license cost	2,079	(2,079)	-
Software license cost	4,762	(3,999)	763

Total	$12,599	$(10,330)	$2,269

Goodwill
Slovenian operations	$24,731	$(6,080)	$18,651
Ukrainian operations	22,096	(18,000)	4,096

Total	$46,827	$(24,080)	$22,747

The anticipated amortization on the Company's license costs and other intangibles for the next five years is as follows:
	US$ 000s

	2003	2004	2005	2006	2007
License costs and other intangibles:
License acquisition cost (1)	$-	$-	$-	$-	$-
Broadcast license cost (2)	-	-	-	-	-
Software license cost	165	217	217	-	-

Total	$165	$217	$217	$-	$-

(1) Indefinite useful life assets. (2) Fully amortized as at March 31, 2003

13. STOCK OPTION PLANS

The Company may award employee stock options under two plans. The Company adopted the 1994 Stock Option Plan approved by the shareholders. When the 1994 plan approached being fully utilized the Company adopted the 1995 Stock Option Plan on August 2 1995 also approved by shareholders. This plan has been amended and restated a number of times, most recently on May 17, 2001 ("Revised and Restated 95 Stock Option Plan"). Under the 1994 Stock Option Plan, the compensation committee is authorized to grant options up to 450,000 shares of Class A Common Stock. Under the Revised and Restated 95 Stock Option Plan the Compensation Committee is authorized to grant options for up to 1,600,000 shares of the Company's Class A or Class B Common Stock. The maximum term of the options granted under both of the Stock Option Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Under the 1995 Amended Stock Option Plan, non-affiliated directors are automatically granted each year options to purchase 5,000 shares of Class A Common Stock or Class B Common Stock. On March 22, 2001, the Board of Directors agreed to increase the number of options automatically granted to non-affiliated directors to 8,000 shares effective from the 2001/2002 Annual General Meeting ("AGM") period.

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

On September 18, 1998, the Company adopted the Stock Appreciation Rights Plan. This plan allows the Company to grant up to 500,000 Stock Appreciation Rights (SARs). The SARs are subject to the same vesting and other general conditions as options granted under the Revised and Restated 95 Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which the Company's stock price exceeds the exercise price at the time of exercise, if any, rather than purchase the Company's shares. No SARs were granted in the year ended December 31, 2002; 8,500 SARs were granted in 1998 and are still exercisable. No amount has been charged to the Statement of Operations in respect of these SARs in any year.

The Company accounts for employee awards granted, modified or settled under these plans prior to January 1, 2003 as being under fixed plans in accordance with APB No. 25, under which no compensation cost was recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation costs for these plans been determined consistent with the fair value approach required by FAS No. 123, the Company's net loss and net loss per common share would increase to the following pro forma amounts:

		For the Three Months Ended March 31, (US$ 000's, except per share data)

		2003	2002

Net Income/(Loss)	As Reported	$(11,287)	$(11,903)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of related tax effects		(127)	(406)

Net Income/(Loss)	Pro Forma	$(11,414)	$(12,309)

Net Income/(Loss) Per Common Share - Basic and diluted:
	As Reported	$(0.85)	$(0.90)
	Pro Forma	$(0.86)	$(0.93)

The effects of applying FAS No. 123 in this pro forma disclosure may not be indicative of future amounts because FAS No. 123 does not apply to stock options granted prior to January 1, 1995 and additional stock option grants are anticipated in future years.

14. COMMITMENTS AND CONTINGENCIES

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

Exclusivity Case

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET 21's termination of the Cooperation Contractt with CNTS is invalid and that CET 21 is obliged to co-operate in broadcasting TV NOVA exclusively with CNTS. The Cooperation Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET 21 and CNTS in broadcasting TV NOVA. The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again. On July 4, 2002 the City Court of Prague refused CNTS's request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it. CNTS filed an appeal on August 5, 2002. In April 2003, the High Court of Prague cancelled the decision of the City Court of Prague and sent the case back to the City Court for retrial. As at May 1, 2003, no hearing date had been set.

CME UNCITRAL Arbitration

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic ("CME Uncitral Arbitration").

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that the Company suffered as a result of its violations of the Treaty by payment of the fair market value of the Company's investment as it was before consummation of the Czech Republic's breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay US $1,008,000 to the Company as a refund to the Company of its legal costs and expenditures and of its payments of the Tribunal's fees and disbursements. The hearings to quantify CME's damages took place in London between September 2 and September 13, 2002 and the closing argument in the Quantum Phase was heard from November 11 to November 14, 2002 in London.

On March 14, 2003, the Tribunal issued a Final Award rendering the Czech Republic to pay $269,814,000 plus 10% interest per annum from February 22, 2000. On March 31, 2003 the Company and the Czech Republic entered into an agreement to pay the principal and the accrued interest into an escrow account held in Sweden, under the joint control of the parties. On April 4, 2003 the Czech Republic deposited $354,943,542.54. The amount is to be released to the Company if the Svea Court of Sweden rules in favor of the Company (see "Collateral Challenge" below). The money will be returned to the Czech Republic if the Svea court rules in the Czech Republic's favor and does not uphold the Partial Final Award. In the event that the Svea court grants either party leave to appeal the Svea court's decision to the Supreme Court of Sweden, the money will be paid out to the prevailing party, however, the other party would retain its rights to pursue any right of appeal so granted.

The Collateral Challenge

The Czech Republic has filed a collateral challenge of the final partial award in the Swedish courts. The Czech Republic alleges in their collateral challenge that their party appointed arbitrator was not allowed to fully participate in the deliberations leading to the Partial Final Award, that Czech law was not given precedence and should have been, and that the entire matter had already been dealt with by the London based tribunal in the Lauder arbitration and should not have been heard again on the basis of the principal of res judicata. The Czech Republic also argues in its pleadings that the Tribunal acted beyond its mandate in a number of ways including by declaring that in the quantum phase of the hearings the Company's damages should correspond with the fair market value of the destroyed CNTS investment, instead of just finding the Czech Republic liable and leaving all other questions for this phase. All of these claims are in the Company's opinion incorrect as matters of fact or law and have been raised by the Czech Republic solely for the purpose of attempting to delay enforcement of any award. The hearing in Stockholm finished on April 3, 2003. The Svea Court has informed the parties that it will announce its decision on May 15, 2003.

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003 , the Company reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI's allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor's Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev's decision of February 1, 2002. This decision was appealed to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001. On November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts had not fully taken into consideration all the facts surrounding the matter before reaching judgment and ordered that the case be returned to the Economic Court of Kiev. The first hearing took place on February 5, 2003 and on April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI, ruling that the licenses operated by Studio 1+1 were correctly granted and remain valid. AITI has appealed this judgment, although a date for the appeal hearing is yet to be confirmed.

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

Financial Commitments — Existing Entities

The Company's existing operations are expected to be self-supporting in terms of funding during 2003, with cash being available through local credit facilities and/or generated from operations.

Satellite Costs

In June 1995 the Company obtained leasehold rights for a 12 year period to a 33 MHz transponder on the Eutelsat Hot Bird 3 satellite ("Hot Bird 3"), which launched in October 1997. The Company has paid a deposit of $350,000 against this operating lease. The annual charge for the lease is Euro 3,443,000 (approximately $3.7 million). Provided that the contract does not terminate before the expiration date (September 2009), the deposit is repayable to the Company by deduction from the final two invoices.

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

Foreign Exchange Contracts

In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At March 31, 2003, there were no foreign exchange contracts outstanding.

Station Programming Rights Agreements

The Company had programming rights commitments of $6,443,000 in respect of future programming which includes contracts signed with license periods starting after March 31, 2003.

Operating Lease Commitments

For the period ended March 31, 2003 and 2002 the Company paid aggregate rent on all facilities of $499,000 and $396,000, respectively. Future minimum operating lease payments at March 31, 2003 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At March 31, 2003 (US$ 000's)

2003	$633
2004	633
2005	633
2006	608
2007	538
2008 and thereafter	2,539

Total	$5,584

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's consolidated net revenues increased by $6,276,000 or 36% compared with the first three months of 2002. $5.0 million of this increase was due to significant growth in the Company's Ukraine and Romanian operations' net revenues. The remaining increase was primarily due to the appreciation of the Slovenian tolar, thereby increasing the revenues of the Company's Slovenian operations in US dollar terms. Total station operating costs have increased by 32% compared with the first three months of 2002 primarily attributable to an increase in the cost of both acquired programming and self-production across all of the Company's operations.

Czech Republic

The Company, through a wholly owned subsidiary, is still a party to arbitration proceedings against the Czech Republic. (For a further discussion, See Part II, Item 1, "Legal Proceedings").

On March 14, 2003, the Tribunal in the CME Uncitral Arbitration issued a Final Award requiring the Czech Republic to pay $269,814,000 plus 10% interest per annum from February 22, 2000. On March 31, 2003 the Company and the Czech Republic entered into an agreement to pay the principal and the accrued interest into an escrow account held in Sweden, under the joint control of the parties. On April 4, 2003 the Czech Republic deposited $354,943,542.54. The amount is to be released to the Company if the Svea Court of Sweden rules in favor of the Company, a ruling expected by May 15, 2003. The money will be returned to the Czech Republic if the Svea court rules in the Czech Republic's favor and does not uphold the Partial Final Award. In the event that the Svea court grants either party leave to appeal the Svea court's decision to the Supreme Court of Sweden, the money will be paid out to the prevailing party. However, the other party would retain its rights to pursue any right of appeal so granted.

Romania

A new audio-visual law came into force in Romania on July 22, 2002, harmonising Romanian legislation with that of the European Union. The law now permits a change in ownership of license holding companies or the transfer of the licenses to another company at the discretion of the Media Council. This was previously not permitted under the old audio-visual law. There is no restriction on foreign ownership under Romanian law.

In September 2002, the Media Council notified all television stations in Romania that they would like to see their operations reorganized by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. Following this change in Romanian legislation, MPI is transferring the provision of programming to and the sale of advertising for the stations which comprise the PRO TV, Acasa and Pro TV International networks to Pro TV Srl. Pro TV Srl was formerly solely a license holding company and will be transformed into the exclusive operator of all the licenses it owns. As part of the process of increasing the Company's stake in Pro TV Srl, Pro TV Srl's structure was modified so that it replicated the equity interest, Council of Administration and voting rules of MPI, thus enhancing the Company's corporate control. On March 21, 2003 the shareholders of Pro TV Srl approved the issuing of new shares at a nominal cost so that the Company's overall shareholding in Pro TV Srl increased from 49% to a controlling stake of 66%. Pro TV Srl also ceased to be a limited liability "Srl" company and become a joint stock "SA" entity.

As at March 31, 2003 29% of the Romanian subsidiaries' accounts receivable balance was more than 360 days old. This represents an improvement against the 33% reported as at December 31, 2002. On the Company's Consolidated Balance Sheet, the total provision for bad debt is $7,318,000, of which the provision for Romanian bad debts is $5,461,000. The total gross accounts receivable in respect to the Company's Romanian operations is $14,464,000.

Slovenia

On December 13, 2002, Pro Plus entered into an agreement to purchase the interests of certain partners of Tele 59 d.o.o., which at that time held a 21% interest in Pro Plus and a 49% interest in POP TV d.o.o., for an amount equal to Euro 5,000,000 (approximately US$ 5.4 million). This agreement was subject to the satisfaction of a number of conditions precedent, including the securing of financing for the transaction and the receipt of necessary regulatory approvals. Subsequently, Pro Plus executed a Euro 8,000,000 (approximately US$ 8.6 million) term loan agreement with Bank Austria Creditanstalt d.d. and Nova Ljubljanska Banka d.d. and a portion of the proceeds were dedicated to the completion of the purchase of the partners' interests in Tele 59 d.o.o.

In January 2003, the Ministry of Culture of the Republic of Slovenia, which is vested with authority to oversee the implementation of the media law in Slovenia, approved the ownership by Pro Plus of interests in excess of 20% in more than one broadcaster. On January 29, 2003, following receipt of that approval, Pro Plus completed the acquisition of the interests of certain partners of Tele 59 d.o.o. On January 30, 2003, the Company reorganized its operations in Slovenia. Pursuant to that reorganizing, the Company now holds a voting and economic interest in Pro Plus equal to 96.85%, subject to registration in the Commercial Registry of Slovenia.

In connection with the reorganizing of its Slovenian operations, the Company has entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to the Company for a one year period beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station Segment EBITDA. The Company has the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of 2005 and is fixed during 2006, after which the call expires.

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

On November 1, 2001, the Slovak Republic Media Council announced it would monitor the political content of Markiza TV's news coverage as a result of Mr. Rusko launching the ANO political party. Should the actions of Markiza-Slovakia s.r.o. be found to be in violation of the Slovak Act on Broadcasting and Retransmission, significant financial penalties may be imposed. Under existing agreements, STS would be liable to cover the costs of any potential financial penalties. To date, STS has been fined by the Media Council US$20,000 in this regard and the fine is now payable following an unsuccessful appeal to the Supreme Court of the Slovak Republic.

Ukraine

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, the Company reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. On April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI, ruling that the licenses operated by Studio 1+1 were correctly granted and remain valid. AITI has appealed this judgment, although a date for the appeal hearing is yet to be confirmed. For a further discussion, See Part II, Item 1, "Legal Proceedings".

The Company believes that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

Corporate

The Company has agreed with the Dutch tax authorities to an assessment to of Euro 3,397,000 (approximately $3.6 million) to cover all years up to and including 2000. This is to be paid out of any net amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings. The Company and the Dutch tax authorities have agreed that the question of taxability of any award against the Czech Republic shall be determined by the Dutch courts based upon an agreed statement of fact. Until that court decision, the Company has agreed with the Dutch Tax authorities to deposit 35% of the net proceeds of any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings in a separate account and accordingly treat this deposit as restricted cash. In the course of its negotiations with the Dutch Tax Authorities the Company has reviewed its historic tax losses in the Netherlands and as a result believes that its total tax liability is unlikely to exceed $80 million. The Company is negotiating with the Dutch Tax Authorities with a view to reducing the restricted cash deposited to an amount no larger.

Total cash received from the Company's subsidiaries and partners for first three months of 2003 was $7,161,000 compared to $5,694,000 for the first three months of 2002. Cash received, net of costs paid by corporate which are recharged, was $6,359,000 for the first three months of 2003 compared to $4,716,000 for the first three months of 2002. From April 1 to April 30, 2003 the Company has received an additional $2.9 million from its subsidiaries and partners.

Application of Accounting Principles

Although the Company conducts operations largely in foreign currencies, the Company prepares its consolidated financial statements in United States dollars and in accordance with US GAAP. The results of Markiza TV and certain entities of the Studio 1+1 Group have been accounted for using the equity method such that CME's interests in net earnings or losses of those operations are included in the consolidated earnings and an adjustment is made to the carrying value at which the investment is recorded on the Consolidated Balance Sheet. The Company records other investments at the lower of cost or less any provision for impairment.

Foreign Currency Translation

The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolars ("SIT") Ukrainian hryvna ("Hrn"), the Euro ("Euro") and U.S. dollars ("US$") and incurs expenses in those currencies as well as British pounds. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in U.S. dollars and other foreign currencies. For financial statements where the functional currency is not the US Dollar, balance sheet accounts are translated from foreign currencies into US dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. Transactional gains and losses are recognised in the statement of operations.

The exchange rates at the end of and for the periods indicated are shown in the table below.

	Balance Sheet			Income Statement Weighted Average for the three months ended March 31,

	At March 31, 2003	At December 31, 2002	% change	2003	2002	% change

Euro equivalent of $1.00	0.93	0.95	2.1%	0.93	1.14	18.4%
Czech koruna equivalent of $1.00	29.32	30.14	2.7%	29.47	36.24	18.7%
Romanian lei equivalent of $1.00	33,189	33,500	0.9%	33,168	32,321	(2.6)%
Slovak koruna equivalent of $1.00	38.63	40.04	3.5%	38.92	48.36	19.5%
Slovenian tolar equivalent of $1.00	216.33	221.07	2.1%	215.52	256.91	16.1%
Ukrainian hryvna equivalent of $1.00	5.33	5.33	0.0%	5.33	5.32	(0.2)%

The Company's operating results and financial position during the three months ended March 31, 2003 were impacted by changes in foreign currency exchange rates since December 31, 2002.

Liquidity and Capital Resources

The Company's key liquidity issue is the requirement to repay or refinance its Senior Notes which fall due in August 2004. We do not expect cash on hand at March 31, 2003 plus cash which may be generated from operations between now and August 15, 2004 to be sufficient to fund the payment of the Senior Notes at maturity. Our ability to refinance or repay the Senior Notes will depend upon the outcome of pending litigation concerning our former Czech Republic operations. If the Company's Czech award is upheld on May 15, 2003 (see Part II, Item 1, "Legal Proceedings"), it is anticipated that the Company will take the opportunity to repurchase and/or redeem some or all of the Senior Notes in advance of maturity. If the Company's Czech award is not upheld, the Company's ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, renewals of broadcasting licenses, the financial performance of the Company and other factors through August 2004. If the Company is unsuccessful in refinancing or repaying the Senior Notes, the Company is likely to be unable to continue operations. If the Company's Czech award is upheld on May 15, 2003 (See Part II, Item 1, "Legal Proceedings"), the Company may take the opportunity to repurchase and/or redeem some or all of the Senior Notes in advance of maturity.

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

Corporate cash at April 30, 2003 amounted to $28 million. Net cash used in operating activities was $9,540,000 for the three months ended March 31, 2003 compared to $9,643,000 for the three months ended March 31, 2002. The decrease of $103,000 was as a result of improved cash management with regard to accounts receivable and accounts payable, off-set by an increase in programs rights costs.

Net cash provided by investing activities was $949,000 for the three months ended March 31, 2003 compared to net cash used in investing activities $809,000 for the three months ended March 31, 2002. The increase of $1,758,000 was primarily attributable to Euro 5 million of restricted cash in connection with the Company's Slovenian operation's Bank Austria Creditanstalt d.d. and Nova Ljubljanska banka d.d. loan being released, off-set by the cash consideration to enable the Company to increase its share in its Slovenia operations from 85.5% to 96.85%.

Net cash received from financing activities was $3,014,000 for the three months ended March 31, 2003 compared to net cash used by financing activities of $1,110,000 for the three months ended March 31, 2002. The change of $4,124,000 was primarily attributable to the Company's Slovenian operations increasing its borrowings from Bank Austria Creditanstalt d.d. and Nova Ljubljanska banka d.d..

The Company had cash and cash equivalents of $44,228,000 at March 31, 2003 compared to $49,644,000 at December 31, 2002.

In the Company's Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities:

	As at March 31, 2003	As at December 31, 2002

Current tax liabilities	$12,304,000	$11,699,000

Estimated interest and penalties on overdue tax liabilities	$11,563,000	$11,570,000

Included in current tax liabilities is a provision relating to the Company's agreement with the Dutch Tax authorities and a provision for potential tax liabilities in Romania. Payment to the Dutch Tax authorities is to be made from any net amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings. As disclosed in the Company's 10K filing of March 10, 2003, a significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at the Company's Romanian subsidiaries. An agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate.

Debt of the Company

At March 31, 2003, the Company had five main tranches of debt as follows:-

(1)   Senior Notes which are denominated in U.S. dollars, in part, and in Euros in part. The $171,728,000 principal amount of the Senior Notes is repayable on their maturity date, August 15, 2004. The U.S. dollar tranche of the Senior Notes totals $100,000,000 in principal amount and bears interest at a rate of 9 3/8 % per annum. The Euro tranche of the Senior Notes totals Euro 71,581,961 (approximately $77 million as at March 31, 2003) in principal amount and bears interest at a rate of 8 1/8 % per annum. If the Company's Czech award is upheld on May 15, 2003 (see Part II, Item 1, "Legal Proceedings"),  the Company may take the opportunity to repurchase and/or redeem some or all of the Senior Notes in advance of maturity.

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

(3)   A facility of up to Euro 8.0 million (approximately $8.6 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d. which matures in February, 2009. Loans under this facility are secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep Euro 900,000 (approximately $1.0 million) on deposit with BACA. As at March 31, 2003, Euro 8.0 million (approximately $8.6 million) was drawn down on this agreement.

(4)   A loan agreement with Ceska Sporitelna which had an outstanding principal balance at March 31, 2003 of Kc 249,764,513 (approximately $8.4 million), maturing November 2005, the payment of which is secured by an assignment of a dividend receivable by the Company from CNTS and a first mortgage on the Company's owned building in the Czech Republic. This agreement provides for the Company to pay approximately $150,000 in interest payments each quarter with a balloon payment on the outstanding principal in November 2005 or on disposal of the building, whichever event arises first.

(5)   A loan to the Company of SKK160million (approximately $4.1 million) from its unconsolidated affiliate, STS s.r.o. pursuant to a loan agreement for SKK187million (approximately $4.8 million) . The final tranche of SKK 27 million (approximately $0.7 million) was drawn down on April 21, 2003.

In addition to the above, two non-consolidated entities of the Company have loans.

(1)   As at March 31, 2003, Studio 1+1, an 18% owned subsidiary of the Company and the license holder within the Studio 1+1 Group, had $1.8 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%. By way of security, Intermedia, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 and 4,864 minutes of advertising time (nominal value of $1,000 per minute).

(2)   A Slovak bank, Vseobecna uverova banka a.s., "VUB", has agreed to lend STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3.9 million), a facility supported by charges over the assets and receivables of STS s.r.o. As at March 31, 2003, SKK 100 million (approximately $2.6 million) was drawn down on this agreement.

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

Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of the inspections, the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 (approximately $2.9 million). Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings.

Cash-flows to Corporate from Subsidiaries

Total cash received by Corporate from the Company's subsidiaries and partners for first three months of 2003 was $7,161,000 compared to $5,694,000 for the first three months of 2002. Cash received, net of costs paid by corporate which are recharged, was $6,359,000 for the first three months of 2003 compared to $4,716,000 for the first three months of 2002.

Corporate

Cash is mainly repatriated to Corporate by the operations making payments on their inter-company payables, loans and accrued interest. As at March 31, 2003 the operations had the following unsecured balances owing to Corporate:

Country	Total Outstanding

Ukraine	$17,757,000
Romania	47,154,000
Slovenia	9,208,000
Slovakia	889,000
Czech Republic	221,000

Total	$75,229,000

The Company received from CET21, on behalf of Dr. Zelezny, $8.7 million on July 25, 2002 and $20.2 million from MEF Holdings, an associate of CET21, on September 20, 2002 (see Part II, Item 1, "Legal Proceedings - Czech Republic").

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net Revenues

The Company's consolidated net revenues increased by $6,276,000 or 36% compared with the first three months of 2002. $5.0 million of this increase was due to significant growth in the Company's Ukraine and Romanian operations' net revenues. The remaining increase was primarily due to the appreciation of the Slovenian tolar, thereby increasing the revenues of the Company's Slovenian operations in US dollar terms.

The net revenues of the Company's Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1 Ltd) increased by $2,031,000 or 46% to $6,465,000 for the first quarter 2003 from $4,434,000 in the first quarter 2002. This increase is a result of significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group which has the effect of increasing the group's consolidated sales, combined with an increase in the operation's rate card.

The net revenues of the Company's Slovenian operations increased by $1,741,000 or 29%, to $7,809,000 for the first quarter of 2003 compared to $6,068,000 for the first quarter of 2002. The Company's Slovenian revenues are denominated in Euros. The increase in net revenue was affected by the US dollar decreasing in value by 16.1% against the Slovenian tolar (SIT) and the Euro appreciating against the Slovenian tolar by 4% compared to the first quarter of 2002. In local currency terms, net revenues increased by 8% due to real increases in the local TV advertising market.

The net revenues of the Company's Romanian operations increased by $2,566,000, or 38%, to $9,248,000 for the first quarter of 2003 compared to $6,682,000 the first quarter of 2002. This increase is due to improved ratings which have allowed the operation to increase its rate card and, to bringing in-house a barter arrangement whereby a related party sold advertising spots in exchange for programming.

Station Expenses

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by $4,266,000, or 32%, to $17,532,000 for the first quarter of 2003 from $13,266,000 for the first quarter of 2002. The increase in total station operating costs and expenses was primarily attributable to an increase in the cost of both acquired programming and self-production across all of the Company's operations.

The station operating costs and expenses of the Company's Slovenian operations increased by $1,355,000 or 34% for the first quarter of 2003 from $3,975,000 for the first quarter of 2002. The increase is primarily as a result of the increased programming amortization charges and the impact of the US dollar depreciating against the Slovenia tolar. In local currency terms, station operating costs and expenses of the Company's Slovenian operations increased by 12%.

The Company's Romanian operations recorded an increase in station operating costs and expenses of $1,473,000 or 25% to $7,289,000 for the first quarter of 2003 from $5,816,000 for the first quarter of 2002. The increase is primarily as a result of the increased programming amortization charges including the result of bringing a barter agreement in-house. Additionally, salary costs have increased significantly in Romania due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges.

The Company's Ukrainian operations recorded an increase of $1,801,000 or 59% in station operating costs and expenses for the first quarter of 2003 from $3,076,000 for the first quarter of 2002. The increase is primarily as a result of the increase in acquired programming costs and self-production expenses. The Company has significantly increased its investment in programming for 2003 as a response to the competitive environment and on the basis of expected and budgeted revenue growth.

Station selling, general and administrative expenses decreased by $91,000, or 3%, to $2,762,000 for the first quarter of 2003 from $2,853,000 for the first quarter of 2002. The decrease in total station selling, general, and administrative expenses was primarily attributable to reductions at the Company's Czech Republic and Ukrainian operations.

Corporate Expenses

Corporate operating costs and development expenses for the first quarter of 2003 and 2002 were $2,885,000 and $3,125,000 respectively, a decrease of $240,000.

For the three months ended March 31, 2003, the Company incurred $2,735,000 of legal costs relating to the arbitration proceedings against the Czech Republic and the ICC Arbitration Tribunal against Dr Zelezny compared to $2,248,000 for the three months ended March 31, 2002. (For further discussion see Part I, Item 1, "Legal Proceedings"). Arbitration Related (Proceeds)/Costs for the three months ended March 31, 2002 were previously classified in corporate operating costs and development expenses.

	For the three months ended March 31, (US$ 000's)
	2003	2002

Arbitration Related Proceeds	$-	$-
Arbitration Related Costs	(2,735)	(2,248)

Net Arbitration Related Proceeds/(Costs)	$(2,735)	$(2,248)

Stock based compensation for the first quarter of 2003 and 2002 was $647,000 and $576,000, respectively. (For further discussion, see Note 9 to the Consolidated Financial Statements above, "Stock Based Compensation".)

Amortization of goodwill for the first quarter of 2003 and 2002 was $nil. The Company adopted FAS 142 "Goodwill and Intangible Assets" on January 1, 2002.

As a result of the above factors, the Company generated an operating loss of $3,024,000 for the first quarter of 2003 compared to an operating loss of $4,884,000 for the first quarter of 2002.

Results Below Operating Income/(Loss)

The loss on the write down of investment for the first quarter 2002 was $2,685,000. This decrease is due to the 12.5% write down of the Company's investment in STS due a change in the Company's ownership. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion, see the Company's 10K filing of March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003, Part 1, Item 1 "Business"). No such loss on write down of investment was recorded in the first quarter of 2003.

Equity in loss of unconsolidated affiliates was $766,000 for the first quarter of 2003 compared to an equity in income of $408,000 for the first quarter of 2002. This change of $1,174,000 is detailed below:

	Three months to March 31, (US$ 000's)

	2003	2002	Change

Slovak operations	$88	$67	$21
Ukrainian operations	(197)	341	(538)
Romanian operations	(29)	-	(29)
Slovenian operations	(628)	-	(628)

Equity in income/(loss) of unconsolidated affiliates	$(766)	$408	$(1,174)

Net interest and other expense increased by $1,010,000 to $5,143,000 for the first quarter of 2003 from $4,133,000 for the first quarter of 2002 as a result of the continued weakening of the US dollar against the Euro and the Czech koruna.

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9 3/8% $100 million fixed rate debt for floating rate debt. As a result, a change in fair value of derivative of $306,000 was recorded in the first quarter of 2002. The Company chose to unwind the transaction by paying RBS $659,000 in May 2002. Consequently, no such fair valuation was recorded in the first quarter of 2003.

A net foreign currency exchange loss of $2,027,000 for the first quarter of 2003 compares to $142,000 for the first quarter of 2002. This foreign currency exchange loss is a result of a significant weakening of the US dollar against the Euro and the Czech koruna. This affected the Company's Euro denominated portion of the Company's Senior Notes obligations and the outstanding Czech koruna denominated debt.

Provision for income taxes increased by $74,000 to $243,000 for the first quarter of 2003 from a provision of $169,000 for the first quarter of 2002.

Minority interest in income of consolidated subsidiaries was $84,000 for the first quarter of 2003 compared to a minority interest in loss of $8,000 for the first quarter of 2002.

As a result of these factors, the net loss of the Company was $11,287,000 for the first quarter of 2003 compared to a net loss of $11,903,000 for the first quarter of 2002.

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

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain Subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At March 31, 2003 the Company held no foreign exchange contracts.

A major component of the Company's foreign currency exchange rate risk is the Euro 71.6 million (approximately US$77 million) Senior Notes. These Notes were valued at US$77 million and US$75 million as at March 31, 2003 and December 31, 2002, respectively.

Interest Rate Risk Management

In November 2001, the Company entered into an interest rate swap transaction through RBS to exchange its 9 3/8 % US$100 million fixed rate debt for floating rate debt. In May 2002, the Company chose to unwind the transaction by paying RBS US$659,000.

Approximately 92% of the Company's debt was maintained with a fixed interest rate as at March 31, 2003 compared to 93% as at December 31, 2002. The Company has two tranches of debt that provide for interest at a spread above a base rate ( Bratislava Inter Bank Offered Rate and Euro Inter Bank Offered Rate ). A significant rise in these base rates would have an adverse effect on the Company's business, financial condition and results of operations.

Interest Rate Table as at March 31, 2003

Expected Maturity Dates	2003	2004	2005	2006	Thereafter
			US$000s

Total Debt:
Fixed Rate	-	191,197	-	-	-
Average Interest Rate	-	9.1%	-	-	-

Variable Rate	-	-	8,413	-	8,585
Average Interest Rate	-	-	5.9%	-	6.0%

Variable Interest Rate Sensitivity as at March 31, 2003

			Yearly interest charge if interest rates increase by : ($000s)

Value of debt as at March 31, 2003 ($000's)	Present Interest Rate	Yearly Interest Charge ($000s)	1%	2%	3%	4%	5%

8,413	5.9%	493	577	661	745	830	914

8,585	6.0%	515	601	687	773	859	944

Item 4. Controls and Procedures

The Company operates in emerging markets some of which do not have fully developed judicial and economic systems. To mitigate this and to attempt to maintain the strongest set of internal controls possible, the Company has designed and implemented a number of special controls.

(i)  all finance directors of local stations are the Company's employees and have final control over any payments in excess of $50,000;

(ii)  the Company has implemented both an internal control manual and specific corporate governance resolutions in each station detailing standards and controls; and

(iii)  significant corporate resource is devoted to detailed management of individual transactions and oversight review with the authority to approve related party transactions, add to the total staff count or spend outside the budget reserved for the discretion of the local Boards of Directors.

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

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including with respect to the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, future investments in existing television broadcast operations, anticipated changes in the Company's structure in Romania, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to , the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to , legal, political and regulatory conditions and the decision of the Svea Court. Important factors with regard to repayment of the Senior Notes include, but are not limited to , the ability to attract an equity investor or investors and the decision of the Svea Court.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

This section should be read in conjunction with Part I, Item 3 "Legal Proceedings" in the Company's 10K filing of March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003.

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

Exclusivity Case

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET 21's termination of the Cooperation Contractt with CNTS is invalid and that CET 21 is obliged to co-operate in broadcasting TV NOVA exclusively with CNTS. The Cooperation Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET 21 and CNTS in broadcasting TV NOVA. The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again. On July 4, 2002 the City Court of Prague refused CNTS's request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it. CNTS filed an appeal on August 5, 2002. In April 2003, the High Court of Prague cancelled the decision of the City Court of Prague and sent the case back to the City Court for retrial. As at May 1, 2003, no hearing date had been set.

CME UNCITRAL Arbitration

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic ("CME Uncitral Arbitration").

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that the Company suffered as a result of its violations of the Treaty by payment of the fair market value of the Company's investment as it was before consummation of the Czech Republic's breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay US $1,008,000 to the Company as a refund to the Company of its legal costs and expenditures and of its payments of the Tribunal's fees and disbursements. The hearings to quantify CME's damages took place in London between September 2 and September 13, 2002 and the closing argument in the Quantum Phase was heard from November 11 to November 14, 2002 in London.

On March 14, 2003, the Tribunal issued a Final Award rendering the Czech Republic to pay $269,814,000 plus 10% interest per annum from February 22, 2000. On March 31, 2003 the Company and the Czech Republic entered into an agreement to pay the principal and the accrued interest into an escrow account held in Sweden, under the joint control of the parties. On April 4, 2003 the Czech Republic deposited $354,943,542.54. The amount is to be released to the Company if the Svea Court of Sweden rules in favor of the Company (see "Collateral Challenge" below). The money will be returned to the Czech Republic if the Svea court rules in the Czech Republic's favor and does not uphold the Partial Final Award. In the event that the Svea court grants either party leave to appeal the Svea court's decision to the Supreme Court of Sweden, the money will be paid out to the prevailing party, however, the other party would retain its rights to pursue any right of appeal so granted.

The Collateral Challenge

The Czech Republic has filed a collateral challenge of the final partial award in the Swedish courts. The Czech Republic alleges in their collateral challenge that their party appointed arbitrator was not allowed to fully participate in the deliberations leading to the Partial Final Award, that Czech law was not given precedence and should have been, and that the entire matter had already been dealt with by the London based tribunal in the Lauder arbitration and should not have been heard again on the basis of the principal of res judicata. The Czech Republic also argues in its pleadings that the Tribunal acted beyond its mandate in a number of ways including by declaring that in the quantum phase of the hearings the Company's damages should correspond with the fair market value of the destroyed CNTS investment, instead of just finding the Czech Republic liable and leaving all other questions for this phase. All of these claims are in the Company's opinion incorrect as matters of fact or law and have been raised by the Czech Republic solely for the purpose of attempting to delay enforcement of any award. The hearing in Stockholm finished on April 3, 2003. The Svea Court has informed the parties that it will announce its decision on May 15, 2003.

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003, the Company reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI's allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor's Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev's decision of February 1, 2002. This decision was appealed to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001. On November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts had not fully taken into consideration all the facts surrounding the matter before reaching judgment and ordered that the case be returned to the Economic Court of Kiev. The first hearing took place on February 5, 2003 and on April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI, ruling that the licenses operated by Studio 1+1 were correctly granted and remain valid. AITI has appealed this judgment, although a date for the appeal hearing is yet to be confirmed.

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

Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.59	Employment Agreement between CME Development Corporation and Wallace Macmillan dated March 17, 2003

10.60	Agreement between CME Czech, Republic B.V. and the Czech Republic dated March 31, 2003

10.61	Escrow Agreement dated April 4, 2003

99.01	Sarbanes-Oxley Certification - CEO, dated May 7, 2003

99.02	Sarbanes-Oxley Certification - CFO, dated May 7, 2003

b) Reports on Form 8-K

Form 8-Ks were filed on March 14, 2003 and March 21, 2003

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2003	By:	/s/ Frederic T. Klinkhammer
Frederic T. Klinkhammer
Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2003	By:	/s/ Wallace Macmillan
Wallace Macmillan
Vice President – Finance (Principal Financial Officer and Duly Authorized Officer)

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

Date: May 7, 2003	By:	/s/ Frederic T. Klinkhammer
Frederic T. Klinkhammer
Chief Executive Officer

CERTIFICATIONS

I, Wallace Macmillan, certify that:

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

Date: May 7, 2003	By:	/s/ Wallace Macmillan
Wallace Macmillan
Vice President – Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.59	Employment Agreement between CME Development Corporation and Wallace Macmillan dated March 17, 2003

10.60	Agreement between CME Czech, Republic B.V. and the Czech Republic dated March 31, 2003

10.61	Escrow Agreement dated April 4, 2003

99.01	Sarbanes-Oxley Certification - CEO, dated May 7, 2003

99.02	Sarbanes-Oxley Certification - CFO, dated May 7, 2003

