Form 10-Q
period 2003-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-08-06
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ -- ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ x ] No [ -- ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes [ x ] No [ -- ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2003

Class A Common Stock, par value $0.08	9,261,884
Class B Common Stock, par value $0.08	3,967,368

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2003

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)
	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$247,728	$49,644
Restricted cash	78,714	6,168
Accounts receivable (net of allowances for bad debts of $7,950 and $7,481, respectively)	19,973	21,357
Program rights costs	11,516	10,997
Advances to affiliates	4,071	3,842
Asset held for sale	5,615	5,473
Other short-term assets	4,079	4,141

Total current assets	371,696	101,622
Loans to related parties	6,446	7,742
Investments in/advances to unconsolidated affiliates	20,990	21,637
Property, plant and equipment (net of depreciation of $51,452 and $47,244, respectively)	15,440	14,078
Program rights costs	8,215	6,982
License costs and other intangibles (net of amortization of $11,501 and $10,762 respectively)	2,399	2,144
Goodwill (net of amortization of $22,272 and $24,041, respectively) (Note 9)	23,516	18,201
Other assets	3,127	4,286

Total assets	$451,829	$176,692

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued) - (US$000s, except share and per share data)
	June 30, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$38,068	$36,856
Duties and other taxes payable	18,316	18,088
Income taxes payable	4,354	5,181
Current portion of credit facilities	-	8,303
Current portion of obligations under capital leases	127	137
$100,000,000 9 3/8 % Senior Notes (Note 14)	83,530	-
Euro 71,581,961 8 1/8 % Senior Notes (Note 14)	60,262	-
Investments payable	1,256	1,256
Advances from related parties	1,489	1,361

Total current liabilities	207,402	71,182
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities	9,148	19,836
Long-term portion of obligations under capital leases	704	682
$100,000,000 9 3/8 % Senior Notes due 2004 (Note 14)	-	99,964
Euro 71,581,961 8 1/8 % Senior Notes due 2004 (Note 14)	-	75,036
Other liabilities	2,045	3,849

Total non-current liabilities	11,897	199,367
Minority interests in consolidated subsidiaries	454	2,019
SHAREHOLDERS' FUNDS:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at June 30, 2003 and December 31, 2002; issued and outstanding : 9,261,884 at June 30, 2003 and December 31, 2002	740	740
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at June 30, 2003 and December 31, 2002; issued and outstanding : 3,967,368 at June 30, 2003 and December 31, 2002	318	318
Additional paid-in capital	367,025	360,401
Accumulated funds/(deficit)	(132,472)	(452,011)
Accumulated other comprehensive income/(loss)	(3,535)	(5,324)

Total shareholders' funds/(deficit)	232,076	(95,876)

Total liabilities and shareholders' funds	$451,829	$176,692

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002 Restated (1)	2003	2002 Restated (1)

Net revenues	$31,926	$26,959	$55,448	$44,142
STATION EXPENSES:
Operating costs and expenses	12,436	11,863	21,628	19,100
Amortization of program rights	7,099	4,353	14,162	8,519
Depreciation of station fixed assets and other intangibles	1,319	1,457	2,560	2,921

Total station operating costs and expenses	20,854	17,673	38,350	30,540
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,489	2,562	6,181	5,083
CORPORATE EXPENSES:
Corporate operating costs	3,773	3,027	6,250	6,103
Stock based employee compensation (Note 10)	5,977	(159)	6,624	417
Amortization of goodwill	-	(77)	-	-

Operating income/(loss)	(2,167)	3,933	(1,957)	1,999
Loss on write down of investment	-	-	-	(2,685)
Equity in income/(loss) of unconsolidated affiliates	2,372	938	1,606	1,346
Net interest and other expense	(6,759)	(7,894)	(12,026)	(12,095)
Change in fair value of derivative	-	1,414	-	1,108
Foreign currency exchange (loss)/gain, net	(8,291)	(5,364)	(10,316)	(5,513)

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(14,845)	(6,973)	(22,693)	(15,840)
Provision for income taxes	(2,722)	(3,652)	(2,965)	(3,869)
Minority interest in (income)/loss of consolidated subsidiaries	-	1,327	(84)	1,329

Net income/(loss) from continuing operations	(17,567)	(9,298)	(25,742)	(18,380)
Discontinued operations - Czech Republic (Note 12):
Gain/(loss) from discontinued operations (Czech Republic)	348,393	(3,018)	345,281	(5,839)
Income tax benefit/(charge)	-	-	-	-
Net income/(loss)	$330,826	$(12,316)	$319,539	$(24,219)

(1) Restated to reflect discontinued Czech Republic operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(US$000s, except share and per share data)

(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2003	2002 Restated (1)	2003	2002 Restated (1)

PER SHARE DATA:
Net income/(loss) per share (Note 7)
Continuing operations - Basic and Diluted	$(1.33)	$(0.70)	$(1.95)	$(1.39)
Discontinued operations – Basic	26.34	(0.23)	26.10	(0.44)
Discontinued operations – Diluted	23.30	(0.23)	(23.09)	(0.44)
Total Net income/(loss) – Basic	25.01	(0.93)	24.15	(1.83)
Total Net income/(loss) – Diluted	$22.12	$(0.93)	$21.37	$(1.83)

Weighted average common shares used in computing per share amounts:
Basic (‘000s)	13,229	13,224	13,229	13,224
Diluted (‘000s) (2)	14,955	13,224	14,955	13,224

(1) Restated to reflect discontinued Czech Republic operations.
(2) Diluted EPS for the three and six months ended June, 2002 does not include the impact of 1,265,456 stock options then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' FUNDS

(US$000s)

(Unaudited)

	Comprehensive Income/ (Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Funds/ (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Funds/ (Deficit)

BALANCE, December 31, 2002		740	318	360,401	(452,011)	(5,324)	(95,876)
Stock Based Compensation		-	-	6,624	-	-	6,624
Comprehensive income:
Net income	319,539	-	-	-	319,539	-	319,539
Other comprehensive income:
Unrealized translation adjustments	1,789	-	-	-	-	1,789	1,789

Comprehensive income	$ 321,328

BALANCE, June 30, 2003		$ 740	$ 318	$ 367,025	$ (132,472)	$ (3,535)	$ 232,076

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s) - (Unaudited)

	For the six months ended June 30,
	2003	2002 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$319,539	$(24,219)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Loss/(income) from discontinued operations	(345,281)	5,839
Equity in income/(loss) of unconsolidated affiliates	(1,606)	(1,346)
Depreciation and amortization	17,917	12,605
Loss on write down of investment	-	2,685
Stock based compensation	6,624	417
Minority interest in loss of consolidated subsidiaries	84	6
Foreign currency exchange loss/(gain), net	10,316	5,522
Net change in:
Accounts receivable	2,020	(3,650)
Program rights costs	(17,681)	(10,596)
Advances from affiliates	59	3,559
Other short-term assets	722	1,601
Accounts payable and accrued liabilities	(2,506)	(2,724)
Short term payables to bank	-	(1,576)
Income and other taxes payable	(1,587)	9,090

Net cash provided by/(used in) operating activities	(11,380)	(2,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(72,056)	1,841
Acquisition of fixed assets	(3,630)	(2,735)
Proceeds from disposal of fixed assets	62	1,126
Investments in subsidiaries and affiliates	(5,188)	-
Loans and advances to affiliates	2,251	-
License costs, other assets and intangibles	383	2,435

Net cash provided by/(used in) investing activities	(78,178)	2,667

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases	(19,819)	(1,493)
Repurchase of Senior Notes	(38,136)	-
Other long-term liabilities	(910)	17

Net cash received from/(used in) financing activities	(58,865)	(1,476)

NET CASH RECEIVED FROM/(USED IN) DISCONTINUED OPERATIONS	345,927	(6,607)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	580	789

Net increase/(decrease) in cash and cash equivalents	198,083	(7,414)
CASH EQUIVALENTS, beginning of period	49,644	22,053
CASH EQUIVALENTS, end of period	$247,728	$14,639

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$8,647	$7,072
Cash paid for income taxes (net of refunds)	$4,758	$31
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Acquisition of property, plant and equipment under capital lease	$-	$-

(1) Restated to reflect discontinued Czech Republic operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

June 30, 2003

1. Basis of Presentation

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. At present, the Company has operations in Romania, the Slovak Republic, Slovenia and Ukraine.

The interim statements for the six months ended June 30, 2003 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in the Company's December 31, 2002 Form 10-K filed with the SEC on March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles (US GAAP). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The consolidated financial statements include the accounts of the Company and investments in entities over which the Company has control . The financial statements of entities in which the Company holds more than a majority voting interest are consolidated. Entities in which the Company holds less than a majority voting interest but over which the Company has the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method. For further information, see Note 2, "Group Operations".

On June 19, 2003, the Board of the Company decided to withdraw from Czech operations on the basis that no realistic circumstances now exist in which the Company’s TV operating license could be returned. The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations for the year 2003 and the prior year comparatives have been restated. For additional information, see "Discontinued Operations" in Note 12.

2. Group Operations

The Company has established operating companies in each of its markets that are generally responsible for the provision of programming and the sale of advertising to companies that have received broadcast licenses from the relevant regulatory authority. With the assistance of the corresponding operating company, license holding companies are responsible for operating one or more television networks in our countries of operation. In the Slovak Republic, the Company is entitled by contract to a share of profits in its operating company that is in excess of its voting interest.

Below is an overview of the Company's operations, the accounting treatment and a chart entitled "Simplified Corporate Structure – Continuing Operations".

Key Subsidiaries and Affiliates	Share of Profits	Voting Interest	Accounting Treatment	TV Network

Continuing Operations

Romania

Operating Companies:

Media Pro International S.A. (MPI)	66%	66%	Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Subsidiary

License Companies:

Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	66%	66%	Subsidiary	PRO TV, ACASA, and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	44%	44%	Equity Accounted Affiliate	PRO TV and ACASA

Slovenia

Operating Company:

Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Subsidiary

License Companies:

Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Subsidiary	POP TV
Kanal A d.d. (Kanal A)	96.85%	96.85%	Subsidiary	KANAL A

Slovak Republic

Operating Company:

Slovenska Televizna Spolocnost, spol. s r.o. (STS)	70%	49%	Equity Accounted Affiliate
License Company:

Markiza-Slovakia s r.o. (Markiza)	0.1%	34%	Equity Accounted Affiliate	MARKIZA TV

Ukraine

Operating Companies:

Innova Film GmbH (Innova)	60%	60%	Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Subsidiary

License Company:

Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	18%	Equity Accounted Affiliate	STUDIO 1+1

Discontinued Operations

Czech Republic

Operating Company:

Ceska Nezavisla Televizni Spolecnost, spol. s r.o. (CNTS)	93.2%	93.2%	Subsidiary

License Company:

CET 21 spol. s r.o. (CET)	3.125%	3.125%	Cost Method

Romania

The Company has a 66% voting interest in the Romanian operating company MPI and is entitled to a 66% share of profits. Although the Company has majority voting power in MPI, certain financial and corporate matters require the affirmative vote of either Mr. Sarbu or Mr. Tiriac, the co-shareholders in MPI.

Until the completion of the restructuring of the Company's Romanian operations (see Note 4, "Acquisitions"), MPI is responsible for the provision of programming and the sale of advertising for the license-holders of the three networks broadcasting under the brand names: PRO TV, ACASA and PRO TV INTERNATIONAL. Pro TV holds 19 of the 22 licenses used by the PRO TV, ACASA and PRO TV INTERNATIONAL networks. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro, in which the Company holds a 44% voting interest and is entitled to a 44% share of its profits.

The Company has a 70% voting interest in Media Vision, a Romanian production and subtitling company, and is entitled to a 70% share of its profits.

Slovenia

The Company has a 96.85% voting interest in Pro Plus, the operating company for its Slovenian operations, and is entitled to a 96.85% share of its profits. Pro Plus has a 100% voting interest and share of profits in Pop TV and Kanal A. Pop TV holds all of the licenses for the operation of the POP TV network and Kanal A holds all licenses for the KANAL A network. Pro Plus has entered into an agreement with each of Pop TV and Kanal A under which Pro Plus provides all programming to the POP TV network and the KANAL A network and sells advertising on behalf of each network.

Slovak Republic

The Company has a 49% voting interest and is entitled to a 70% share of profits in STS, the operating company for the MARKIZA TV network. The Company has a 34% voting interest in Markiza, the license holding company for the MARKIZA TV network, and is entitled to a 0.1% share of its profits.

Ukraine

Innova, IMS, Inter-Media and Studio 1+1 comprise "The Studio 1+1 Group" . The Company has an 18% indirect voting interest in Studio 1+1, the license holding company for the STUDIO 1+1 network. The Company has a 60% voting interest in the operating companies servicing Studio 1+1 (Innova, IMS and Inter-Media) and is entitled to a 60% share of the profits of these operating companies.

SIMPLIFIED CORPORATE STRUCTURE- CONTINUING OPERATIONS
(AS AT JUNE 30, 2003)

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles Holding Companies
100%
CME Development Corporation (Delaware)
60%/60%
96.85%/ 96.85%
44%/44%
66%/66%
66%/66%
70%/70%
49%/70%
34%/0.1%
Innova, IMS, Intermedia (Ukraine Group)
Pro Plus (Slovenia)
Media Pro (Romania)
Pro TV (Romania)
MPI (Romania)
Media Vision (Romania)
STS (Slovak Republic)
30%/30%
100%
100%(1)
51%/30%
Studio 1+1 (Ukraine)
Kanal A (Slovenia)
Pop TV (Slovenia)
Markiza-Slovakia (Slovak Republic)

1st Figure represents the company's voting interest
2nd Figure represents the company's share of profits
(1) The registration of the share of profits interest of Pro Plus in POP TV is pending

3. New Accounting Standards

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46") which requires all variable interest entities ("VIE"s) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company is currently evaluating the effects that the adoption of FIN46 will have on its financial position, results of operations and cash flows.

As described in Note 2 "Group Operations", the Company has a 34% voting interest in Markiza, the license holding company for the MARKIZA TV license, and has a 49% voting interest and is entitled to a 70% share of the profits of STS, the operating company for Markiza. STS is an unconsolidated affiliate of the Company. The Company is required to fund all of the capital requirements of STS. The Company's share in STS' profit shall be increased by 3% for every additional US$ 1 million invested in STS by the Company. Markiza and STS have entered into a series of agreements under which STS has been engaged to conduct television broadcast operations on behalf of Markiza. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners. Summary financial information for STS is included in Note 6 "Summary Financial Information for Unconsolidated Affiliates".

As described in Note 2 "Group Operations", the Company has an 18% indirect ownership in the Ukrainian license holding company Studio 1+1. Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. Existing agreements commit all the shareholders of Studio 1+1 to increase the direct holding of the Company, or one of its subsidiaries, when legislation permits this and also commits group companies to meet the operating costs of Studio 1+1. Studio 1+1 is an unconsolidated affiliate of the Company. All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of Studio 1+1, the license holding company, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval. Summary financial information for Studio 1+1 is included in Note 6 "Summary Financial Information for Unconsolidated Affiliates".

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

Following the adoption of the provisions of SFAS No. 149, this has had no effect on the Company's results of operations and financial position.

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

4. Acquisitions

Slovenia

On January 30, 2003, the Company consolidated its interests in two license companies, Pop TV and Kanal A, into Pro Plus. The Company paid Euro 5 million (approximately US$ 5.4 million) to certain of its Slovenian partners to acquire an additional 11.35% of Pro Plus, bringing the Company's total voting interest and share of profits in Pro Plus to 96.85%. In connection with that consolidation Pro Plus became the direct owner of 100% of the equity of Pop TV and 10% of the equity of Kanal A. On April 1, 2003 Pro Plus acquired the remaining 90% of Kanal A from Superplus Holding d.d. ("Superplus") in exchange for extinguishing a liability owed to Pro Plus by Superplus. Superplus is owned by individuals who are holding the shares in trust for the Company.

This transaction provides the Company with direct control of all its licence companies in Slovenia. This has been reflected in the consolidated financial statements. As a result the Company has recognized an additional US$ 4.3 million of goodwill.

The goodwill and other amounts arising on acquisition may be subject to adjustment as the fair value assessment for the assets acquired and the liabilities assumed at the date of acquisition will be finalized in the year ending December 31, 2003.

Romania

On March 21, 2003, the Company with its partners in Romania executed documentation (i) for the Company to assume majority control in Pro TV; and (ii) to convert Pro TV from a limited liability company to a joint stock company. The increase in the Company's voting interest and share of profits in Pro TV was at no material cost to the Company. Following a change in Romanian legislation permitting the transfer of broadcasting licenses from their initial owners to third parties, MPI is now transferring the provision of programming and the sale of advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks to Pro TV. Pro TV, formerly solely a license holding company, is being transformed into the exclusive operator for the licenses for the Company’s Romanian operations. As part of this transformation, Pro TV's governance structure has been modified to replicate the voting interest, share of profits, composition of the Council of Administration and voting rules of MPI, thereby enhancing the Company's corporate control.

On the same date, the Company reached an agreement with its partners to consolidate broadcasting operations in Romania. The Company and Messrs Sarbu and Tiriac have agreed that, subject to the prior approval of the Romanian Media Council, Media Pro will sell three licenses for the PRO TV network and the licenses for the PRO FM and PRO AM radio networks to Pro TV, making Pro TV the sole owner and operator of all the Romanian broadcasting licenses. The Company has obtained an independent valuation of the licences and is in the process of completing the necessary documentation to lodge a formal request with the Romanian Media Council to approve the transfer of the licences at the independently assessed price from Media Pro to Pro TV. On completion, the Company will have secured direct control over its broadcasting license holders in Romania, reduced the cost and number of its operating companies, and simplified operations. Under an agreement between Mr. Tiriac and Mr. Sarbu, Mr. Tiriac has agreed to transfer his shareholding in MPI, Pro TV and Media Pro to Mr. Sarbu following completion of a multi-year series of payments by Mr. Sarbu. Upon completion of these payments, Mr. Sarbu would control the remainder of the shares in MPI, Pro TV and Media Pro not owned by the Company.

The goodwill and other amounts arising on acquisition may be subject to adjustment as the fair value assessment for the assets acquired and the liabilities assumed at the date of acquisition will be finalized in the year ending December 31, 2003.

5. Segment Data

The Company evaluates the performance of its operations on a geographic basis. The Company's reportable segments are comprised of Romania, Slovak Republic, Slovenia and Ukraine.

The Company evaluates the performance of its segments based on Segment EBITDA and Segment Broadcast Cash Flow. Segment EBITDA and Segment Broadcast Cash Flow include STS and Studio 1+1, neither of which are consolidated under US GAAP.

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided.

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to the Company's segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•    expenses presented as corporate expenses in the Company's consolidated statements of operations (i.e., corporate operating costs and development expenses, net arbitration  related costs/proceeds, stock based compensation and amortization of goodwill);

•     changes in the fair value of derivatives;

•     foreign currency exchange gains and losses;

•     Certain unusual or infrequent items (e.g., gains and losses/impairments on assets or investments).

Segment EBITDA is also used as a target for management bonuses.

Segment Broadcast Cash Flow is determined as Segment EBITDA before program rights amortization less cash paid for programming. Segment Broadcast Cash Flow is used by management as a complement to Segment EBITDA in order to evaluate whether future program commitments and expenditure are being made at a higher or lower cost than actual usage of the program library. The inclusion of this measure allows investors to review the underlying cash costs of our program rights acquisitions and compare them to the Segment EBITDA data.

Below are tables which reconcile the Company’s Segment EBITDA and Segment Broadcast Cash Flow to its consolidated US GAAP results for the three and six months ended June 30, 2003 and 2002:

	SEGMENT FINANCIAL INFORMATION
	For the three months ended June 30,
	(US $000's)

	Net Revenues (1)		Segment EBITDA		Segment Broadcast Cash Flow
	2003	2002	2003	2002	2003	2002
Country

Romania (2)	$13,760	$8,607	$3,588	$869	$1,790	$639
Slovak Republic (MARKIZA TV)	14,698	11,199	5,524	3,123	4,867	3,821
Slovenia (POP TV and KANAL A)	11,100	11,615	4,354	4,331	4,294	4,104
Ukraine (STUDIO 1+1)	8,447	7,574	1,192	2,221	1,649	1,504

Total Segment Data	$48,005	$38,995	$14,658	$10,544	$12,600	$10,068

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$31,926	$26,958	$(14,845)	$(6,973)	$(14,845)	$(6,973)
Corporate Expenses	-	-	9,750	2,791	9,750	2,791
Unconsolidated Affiliates:
Ukraine (Studio 1+1)	1,381	838	232	(759)	232	(759)
Slovak Republic (MARKIZA TV)	14,698	11,199	5,524	3,123	5,524	3,123
Station Depreciation	-	-	1,319	1,457	1,319	1,457
Loss on write down of investment	-	-	-	-	-	-
Equity in income/(loss) of unconsolidated affiliates	-	-	(2,372)	(938)	(2,372)	(938)
Net interest and other expense	-	-	6,759	7,894	6,759	7,894
Change in fair value of derivative	-	-	-	(1,414)	-	(1,414)
Foreign currency exchange (loss)/gain, net	-	-	8,291	5,363	8,291	5,363
Cash paid for programming	-	-	-	-	(14,541)	(7,020)
Program amortization	-	-	-	-	9,393	6,544

Total Segment Data	$48,005	$38,995	$14,658	$10,544	$12,600	$10,068

(1) All revenue is derived from external customers (2) Romanian networks are PRO TV, ACASA and PRO TV INTERNATIONAL

	SEGMENT FINANCIAL INFORMATION
	For the six months ended June 30,
	(US $000's)

	Net Revenues (1)		Segment EBITDA		Segment Broadcast Cash Flow
	2003	2002	2003	2002	2003	2002
Country

Romania (2)	$23,008	$15,289	$5,061	$1,585	$3,031	$890
Slovak Republic (MARKIZA TV)	24,186	18,484	6,436	3,482	6,338	3,994
Slovenia (POP TV and KANAL A)	18,909	17,682	6,350	6,013	6,310	6,312
Ukraine (STUDIO 1+1)	15,988	14,354	2,371	3,930	1,992	2,658

Total Segment Data	$82,091	$65,809	$20,218	$15,010	$17,671	$13,854

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$55,448	$44,142	$(22,693)	$(15,840)	$(22,693)	$(15,840)
Corporate Expenses	-	-	12,874	6,520	12,874	6,520
Unconsolidated Affiliates:
Ukraine (Studio 1+1)	2,457	3,183	305	88	305	88
Slovak Republic (MARKIZA TV)	24,186	18,484	6,436	3,482	6,436	3,482
Station Depreciation	-	-	2,560	2,921	2,560	2,921
Loss on write down of investment	-	-	-	2,685	-	2,685
Equity in income/(loss) of unconsolidated affiliates	-	-	(1,606)	(1,346)	(1,606)	(1,346)
Net interest and other expense	-	-	12,026	12,095	12,026	12,095
Change in fair value of derivative	-	-	-	(1,108)	-	(1,108)
Foreign currency exchange (loss)/gain, net	-	-	10,316	5,513	10,316	5,513
Cash paid for programming	-	-	-	-	(21,072)	(13,881)
Program amortization	-	-	-	-	18,525	12,725

Total Segment Data	$82,091	$65,809	$20,218	$15,010	$17,671	$13,854

(1) All revenue is derived from external customers (2) Romanian networks are PRO TV, ACASA and PRO TV INTERNATIONAL

6. Summary Financial Information for Unconsolidated Affiliates
	STS		Studio 1+1

	At June 30, 2003	At December 31, 2002	At June 30, 2003	At December 31, 2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Current assets	$21,508	$15,596	$4,549	$5,935
Non-current assets	14,381	13,254	887	1,033
Current liabilities	(15,201)	(10,734)	(7,140)	(8,218)
Non-current liabilities	(2,360)	(2,629)	-	-

Net assets/(liabilities)	$18,328	$15,487	$(1,704)	$(1,250)

	STS		Studio 1+1

	For the three months ended June 30,		For the three months ended June 30,

	2003	2002	2003	2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Net revenues	$14,698	$11,199	$6,984	$5,790
Operating (loss)/profit	4,415	2,262	155	(840)
Net (loss)/profit	3,749	2,010	(256)	(912)
Movement in Accumulated other comprehensive income/(loss)	(1,332)	788	-	-

	STS		Studio 1+1

	For the six months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Net revenues	$24,186	$18,484	$13,200	$11,202
Operating (loss)/profit	4,362	1,869	150	(99)
Net (loss)/profit	3,875	1,614	(453)	(571)
Movement in Accumulated other comprehensive income/(loss)	(2,069)	970	-	-

The Company's share of income/(loss) in Unconsolidated Affiliates for the six months ended June 30, 2003 was a loss of US$ 453,000 for the unconsolidated entities of the Studio 1+1 Group and a profit of US$ 2,712,000 for STS. The Company's share of income/(loss) in Unconsolidated Affiliates for the six months ended June 30, 2002 was a loss of US$ 571,000 for unconsolidated entities of the Studio 1+1 Group and a profit of US$ 1,917,000 for STS.

7. Earnings Per Share

Basic net income/(loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

	For the three months ended June 30,

	Net Income/(Loss)		Common Shares		Net Income/(Loss) per Common Share

	2003	2002	2003	2002	2003	2002

Basic EPS

Net income/(loss) attributable to common stock	$330,826	$(12,316)	13,229	13,224	$25.01	$(0.93)
Effect of dilutive securities : stock options	-	-	1,378	-	(2.30)	-
Effect of dilutive securities : stock warrants	-	-	348	-	(0.58)	-
Diluted EPS

Net income/(loss) attributable to common stock	$330,826	$(12,316)	14,955	13,224	$22.12	$(0.93)

	For the six months ended June 30,

	Net Income/(Loss)		Common Shares		Net Income/(Loss) per Common Share

	2003	2002	2003	2002	2003	2002

Basic EPS

Net income/(loss) attributable to common stock	$319,539	$(24,219)	13,229	13,224	$24.15	$(1.83)
Effect of dilutive securities : stock options	-	-	1,378	-	(2.23)	-
Effect of dilutive securities : stock warrants	-	-	348	-	(0.56)	-
Diluted EPS

Net income/(loss) attributable to common stock	$319,539	$(24,219)	14,955	13,224	$21.37	$(1.83)

Diluted EPS for the three and six months ended June 30, 2003 includes the impact of 1,377,858 stock options and 348,000 warrants then outstanding. Diluted EPS for the three and six months ended June, 2002 does not include the impact of 1,265,456 stock options then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

Except as otherwise noted, all share and per share information in these financial statements have been retroactively adjusted to reflect the two-for-one stock split (For further discussion, see Note 8, "Two-For-One Stock Split"). On a fully diluted basis, the Company would have 10,916,742 shares of Class A Common Stock and 4,038,368 shares of Class B Common Stock as at June 30, 2003, and 9,256,884 shares of Class A Common Stock and 3,967,368 shares of Class B Common Stock as at June 30, 2002.

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

The two-for-one stock split: (i) had no effect on the par value of the company’s Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company’s Class A Common Stock from US$ 370,276 to US$ 740,552; and (iii) increased the value of the authorized share capital of the Company’s Class B Common Stock from US$ 158,694 to US$ 317,388.

9. Goodwill and Other Intangibles

The carrying amount of goodwill and other intangibles at June 30, 2003 and December 31, 2002 are as follows:
	As at December 31, 2002 (US$ 000s)

	Gross Amount	Accumulated Amortization	Net Amount

License costs and other intangibles:
License acquisition cost	$6,592	$(5,086)	$1,506
Broadcast license cost	2,205	(2,035)	170
Software license cost	4,109	(3,641)	468

Total	$12,906	$(10,762)	$2,144

Goodwill
Slovenian operations	$20,146	$(6,041)	$14,105
Ukrainian operations	22,096	(18,000)	4,096

Total	$42,242	$(24,041)	$18,201

	As at June 30, 2003 (US$ 000s)

	Gross Amount	Accumulated Amortization	Net Amount

License costs and other intangibles:
License acquisition cost	$6,592	$(5,086)	$1,506
Broadcast license cost	2,366	(2,176)	190
Software license cost	4,940	(4,237)	703

Total	$13,898	$(11,499)	$2,399

Goodwill
Slovenian operations	$23,692	$(4,272)	$19,420
Ukrainian operations	22,096	(18,000)	4,096

Total	$45,788	$(22,272)	$23,516

The anticipated amortization on the Company's license costs and other intangibles for the next five years is as follows:

	US$ 000s

	2003	2004	2005	2006	2007
License costs and other intangibles:
License acquisition cost (1)	$-	$-	$-	$-	$-
Broadcast license cost (1)	-	-	-	-	-
Software license cost	110	217	217	159	-

Total	$110	$217	$217	$159	$-

(1) Indefinite useful life assets

The aggregate amortization expense for the three and six months ended June 30, 2003 was US$ 238,000 and US$ 596,000, respectively.

10. Stock Based Compensation

The Company accounts for employee stock option awards granted, modified or settled since January 1, 2003 according to SFAS 148, "Accounting for Stock-Based Compensation – Transition & Disclosure", whereby compensation costs are determined consistent with the fair value approach required by SFAS 123, "Accounting for Stock-Based Compensation".

On May 22, 2003, an automatic grant of 56,000 non-incentive stock options was made to non-employee directors, with a vesting period of 5 years pursuant to the 1995 Stock Option Plan. On May 29, 2003, the Compensation Committee awarded 70,000 incentive stock options to employee-executives with vesting periods of 3 years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used:

Date of Option Grant	Risk Free Interest Rate
22 May 2003 – 5 year rate	2.32%
29 May 2003 – 3 year rate	1.56%

Expected dividend yields for these awards are assumed to be 0%; expected lives are estimated at 6 years; expected stock price volatility is calculated as 56.66% based on the 2003 first half year daily closing prices.

The weighted average fair value of the grants made in the second quarter of 2003 is US$ 11.43.

In accordance with SFAS 123 the total fair value for these awards of US$ 1,441,000, is recognized in the Statement of Operations using straight line amortization over the vesting period of the awards. In the three and six months to June 30, 2003 a total charge of US$ 65,000 was recognized.

Proforma Disclosures

Had compensation costs for employee stock option awards granted, modified or settled prior to January 1, 2003 been determined consistent with the fair value approach required by SFAS 123 for all periods presented, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, the Company's net income/(loss) and net income/(loss) per common share would decrease/(increase) to the following pro forma amounts:

		For the Three Months Ended June 2003, (US$ 000’s, except per share data)		For the Six Months Ended June 2003, (US$ 000’s, except per share data)

		2003	2002	2003	2002

Net Income/(Loss)	As Reported	$330,826	$(12,316)	$319,539	$(24,219)
Add back: Variable Plan stock based compensation expense	As Reported	5,912	(159)	6,559	417
Add back: Fixed Plan stock based compensation expense	As Reported	65	-	65	-

Net Income/(Loss) prior to any Stock Based Compensation expense	Pro Forma	336,803	(12,475)	326,162	(23,802)
Deduct: Stock based compensation expensed in the current period	As Reported	(5,977)	159	(6,624)	(417)
Deduct: Stock based compensation expense determined under fair value based method for all awards made prior January 1, 2003, net of related tax effects	Pro Forma Expense	(157)	(48)	(284)	(279)

Net Income/(Loss)	Pro Forma	$330,669	$(12,364)	$319,254	$(24,498)

Net Income/(Loss) Per Common Share – Basic:	As Reported	$25.01	$(0.93)	$24.15	$(1.83)
Pro Forma		$25.00	$(0.93)	$24.13	$(1.85)

Net Income/(Loss) Per Common Share –Diluted:	As Reported	$22.12	$(0.93)	$21.37	$(1.83)
Pro Forma		$22.11	$(0.93)	$21.35	$(1.85)

In relation to APB 25 "Accounting for Stock Issued to Employees", the Company's stock based employee compensation charge, calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation", for the first six months of 2003 and 2002 was US$ 6,559,000 and US$ 417,000, respectively and for the second quarter of 2003 there was a charge of US$ 5,912,000 compared to a credit of US$ 159,000 for the second quarter of 2002 primarily due to an increase in the Company's stock price in the period.

11. Commitments and Contingencies

Litigation

Czech Republic

On March 14, 2003, the Tribunal in the Company's Czech Republic arbitration issued a Final Award rendering the Czech Republic to pay US$ 269,814,000 plus 10% interest per annum from February 22, 2000. On March 31, 2003, the Company and the Czech Republic entered into an agreement to pay the principal and the accrued interest into an escrow account held in Sweden, pending resolution of a collateral challenge filed by the Czech Republic in Sweden. On April 4, 2003, the Czech Republic deposited US$ 354,943,542.54. On May 19, 2003 the escrowed amount was released to the Company as a result of the favorable decision of the Svea Court of Sweden. This outcome was the result of events described chronologically in Part II, Item 1, "Legal Proceedings".

Ukraine

In relation to the Company's litigation with AITI, a television station in Ukraine, on April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI, ruling that the licenses operated by Studio 1+1 were correctly granted and remain valid. AITI appealed this judgment to the Court of Appeal, which upheld the findings of the Economic Court of Kiev on June 19, 2003. AITI has further appealed to the Court of Cassation, although a date for the appeal hearing is yet to be confirmed.

The Company believes that the claim brought by AITI is groundless and will assist in the pursuit of the defence of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

General Litigation

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. Other than those claims discussed above, the Company is not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Foreign Exchange Contracts

In limited instances, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At June 30, 2003, there were no foreign exchange contracts outstanding.

Station Program Rights Agreements

The Company had program rights commitments of US$ 3,557,000 in respect of future programming which includes contracts signed with license periods starting after June 30, 2003.

Operating Lease Commitments

For the period ended June 30, 2003 and 2002 the Company paid aggregate rent on all facilities of US$ 775,000 and US$ 798,000, respectively. Future minimum operating lease payments at June 30, 2003 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At June 30, 2003 (US$ 000’s)

2003	$695
2004	585
2005	628
2006	605
2007	849
2008 and thereafter	2,624

Total	$5,986

12. Discontinued Operations

Czech Republic

On April 4, 2003 the Czech Republic deposited US$ 354,943,542.54 following the findings of the Tribunal in the Company's Uncitral Arbitration. On May 19, 2003, the escrowed amount was released to the Company as a result of the favorable ruling of the Svea Court of Sweden.

On June 19, 2003, the Board of Directors of the Company decided to withdraw from Czech operations on the basis that no realistic circumstances now exist in which the Company’s TV operating license could be returned. The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been accounted for as discontinued operations for the year 2003 and the prior year comparatives have been restated.

For the first six months of 2003, the Company incurred US$ 11,374,000 of legal costs relating to the arbitration proceedings against the Czech Republic and the ICC Arbitration Tribunal against Dr Zelezny compared to US$ 4,897,000 for the first six months of 2002. (For further discussion, see Part II, Item 1, "Legal Proceedings"). Arbitration Related (Proceeds)/Costs for the first six months of 2002 were previously classified in corporate operating costs and development expenses.

	For the six months ended June 30, (US$ 000's)
	2003	2002
Arbitration Related Proceeds	$358,635	$-
Arbitration Related Costs	(13,354)	(5,839)

Net Arbitration Related Proceeds/(Costs)	$345,281	$(5,839)

13. Related Party Transactions

On May 27, 2003 the Company paid US$ 4,683,000 to RSL Management Inc., an entity owned by Ronald Lauder, the Company's non-executive Chairman and controlling shareholder, reimbursing costs previously incurred by RSL Management Inc. in pursuing its Czech Republic arbitration.   The payment was approved unanimously by the independent directors of the Company following a review of the ways in which the Lauder arbitration contributed to the success of the Company in its Uncitral Arbitration.

14. US$100 million 9 3/8 % and Euro 71.6 million 8 1/8% (approximately US$75 million) Senior Notes

On May 19, 2003 the Company received $358,635,000 from the Czech Republic in full settlement of the Final Award granted on March 14, 2003. Between May 15, 2003 and June 30, 2003, the Company purchased US$ 16,449,000 of its US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of its Euro Senior Notes at various prices all generating a net cash saving to the company. The premium paid above face value of the Senior Notes on repurchase and cancellation is recognized in the Company's Consolidated Income Statement as a loss of US$ 308,000.

On June 20, 2003 the company announced its intention to redeem all its remaining Senior Notes at 100% of face value on August 15, 2003. The Company has reserved sufficient US$ and Euros (US$ 83,551,000 and Euro 52,789,000 (approximately US$ 60.3 million)) to make this redemption and the Senior Notes have been reclassified as current liabilities on the Company's Consolidated Balance Sheet as at June 30, 2003.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Following the receipt of US$ 358.6 million from the Czech Republic government, the Company’s net income for the first six months of 2003 was US$ 319,539,000 compared to a net loss of US$ 24,219,000 for the first six months of 2002.

The Company’s consolidated net revenues increased by US$ 11,306,000 or 26% compared with the first six months of 2002. US$ 10.1 million of this increase was due to significant growth in the Company's Ukraine and Romanian operations' net revenues. The remaining increase was primarily due to the appreciation of the Slovenian tolar, thereby increasing the revenues of the Company's Slovenian operations in US dollar terms.

Total station operating costs have increased by 25% compared with the first six months of 2002. This is primarily attributable to our Ukrainian and Romanian operations. In Ukraine both acquired programming and self-production increased as a response to the competitive environment and on the basis of expected revenue growth. In Romania salary costs have increased significantly due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges.

Corporate

On May 19, 2003, the Company received US$ 358,635,000 from the Czech Republic government in final settlement following the Company's Uncitral Arbitration (for further discussion, see Part II, Item 1, "Legal Proceedings").

On May 27, 2003, the Company repaid its outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of Kc 253,262,000 (approximately US$ 9.2 million).

On May 29, 2003, the Company settled its outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15,300,000. No additional warrants were issued.

Between May 15, 2003 and June 30, 2003 the Company purchased US$ 16,449,000 of its US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of its Euro Senior Notes at various prices all generating a net cash saving to the company. The company will redeem all its remaining Senior Notes at 100% of face value on August 15, 2003. The Company has reserved sufficient US$ and Euros (US$ 83,551,000 and Euro 52,789,000 (approximately US$ 60.3 million)) to make this redemption.

The Company and the Dutch tax authorities disagree on the taxability of the award received from the Czech Republic. The Company has now received advice from its tax counsel and two additional Dutch legal opinions that the main part of the Czech award (US$ 270 million) should not be taxable under Dutch law and that the interest element of the award (US$ 86 million) also should not be taxable.

The advice received by the Company expressed the view that there is a high probability that the Supreme Court of the Netherlands would affirm the non-taxability of at least the main part of the award in the event the Company elects to litigate any final decision of the Dutch tax authorities. The Company has received a provisional tax assessment from the Dutch Tax Authorities. The taxable amount according to this assessment is US$ 227 million with tax payable of US$ 78.5 million. Until a decision of the Dutch Tax Court or an earlier ruling by the Dutch Tax Authorities, the Company has deposited US$ 78.5 million in an interest bearing Dutch bank account, reflecting the Company’s expected maximum tax liability at 34.5%, reduced by carried forward losses. The Company is treating this deposit as restricted cash. The Company is making strong representations to the Dutch tax authorities and to the Ministry of Finance in the Netherlands to highlight the disparity between the positive framework of the Bilateral Investment Treaty and the current position of its Tax Inspectors. The Company believes that its tax liability is zero, since the potential tax liability on the interest from the award would be fully offset by its carried forward losses. Consequently, no provision has been made for any Dutch tax on the Czech award in these statements.

On May 19, 2003 the Company paid Euro 3.4 million (approximately US$ 3.8 million) to the Dutch tax authorities to settle outstanding corporate tax liabilities up to and including 2000.

Czech Republic

On August 4, 2003 CNTS commenced two separate actions by filing a complaint with the City Court of Prague requesting the recovery of damages from CET resulting from CET's ongoing breach of the Cooperation Contract and serving, jointly with CME Czech Republic B.V. ("CME"), a notice of arbitration upon CET requesting the recovery of damages from CET resulting from CET's ongoing breach of the Memorandum of Association. The common objective of these actions is to recover damages in the amount of CZK 7.6 billion (US$ 275,053,000) plus interest. These damages represent lost profits of CNTS due to continued breaches by CET of various contractual arrangements with CNTS for which CME, as a 93.2 percent shareholder in CNTS, was not compensated in the recent arbitration against the Czech Republic referred to in t he Company's Uncitral Arbitration (for further discussion, see Part II, Item 1, "Legal Proceedings") due to certain deductions applied by the Tribunal to the fair market value of CNTS attributable to factors inherent in the relationship between CNTS and CET.

Results of Operations - Discontinued Operations

Czech Republic

On June 19, 2003, the Board of Directors of the Company decided to withdraw from Czech operations on the basis that no realistic circumstances now exist in which the Company’s TV operating license could be returned. The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations for the year 2003 and the prior year comparatives have been restated.

For additional information, see "Discontinued Operations" in Note 12 to the accompanying unaudited consolidated financial statements.

Results of Operations - Continuing Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net Revenues
	2003	2002	US$ increase/ (decrease)	% change
	US$ 000's
Country

Romania	$13,760	$8,607	$5,153	60%
Slovenia	11,100	11,615	(515)	(4)%
Ukraine	7,066	6,737	329	5%

Total Consolidated Net Revenues	$31,926	$26,959	$4,967	18%

The Company’s consolidated net revenues increased by US$ 4,967,000, or 18%, to US$ 31,926,000 for the second quarter of 2003 from US$ 26,959,000 for the second quarter of 2002 primarily due to a:

•    60% increase in the revenues of Company's Romanian operations. This increase is as a result of a higher advertising ratecard and general growth in the Romanian TV advertising market, together with the reorganization of Romanian sales arrangements;

•  4% decrease in the revenues of Company's Slovenian operations due to incremental revenue derived from the FIFA World Cup in the second quarter of 2002 which did not re-occur in the second quarter of 2003; and

•  5% increase in the revenues of the Company's Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group.

Station Expenses
	2003	2002	US$ (increase)/ decrease	% change

		US$ 000's
Country

Romania	$9,032	$7,598	$(1,434)	(19)%
Slovenia	6,193	6,820	627	9%
Ukraine	5,629	3,255	(2,374)	(73)%

Total Consolidated Station Expenses	$20,854	$17,673	$(3,181)	(18)%

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by US$ 3,181,000, or 18%, to US$ 20,854,000 for the second quarter of 2003 from US$ 17,673,000 for the second quarter of 2002 primarily due to a:

•     19% increase in station operating costs and expenses of the Company's Romanian operations. This increase is as a result of an increase in program amortization charges including the direct purchases of programming to replace a previous related party barter agreement. Additionally, salary costs have increased significantly due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges;

•     9% decrease in station operating costs and expenses of the Company's Slovenian operations. This decrease is as a result of cost savings with regard to production expenses. In local currency terms, station operating costs and expenses of the Company's Slovenian operations decreased by 25%; and

•     73% increase in station operating costs and expenses of the Company's Ukrainian operations. This increase is as a result of an increase in acquired programming costs. The Company has significantly increased its investment in programming for 2003 as a response to the competitive environment and on the basis of expected revenue growth.

Station selling, general and administrative expenses increased by $927,000, or 36%, to $3,489,000 for the second quarter of 2003 from $2,562,000 for the second quarter of 2002. They were attributable to our Romanian and Slovenian operations. The Romanian costs increased due to policy driven bad debt charges, one-off restructuring costs and higher rental costs including a related party rental agreement that was revised in late 2002. In our Slovenian operations cost increases of 20% were almost entirely attributable to the weaker US dollar.

Corporate Expenses

Corporate operating costs and development expenses for the second quarter of 2003 and 2002 were US$ 3,773,000 and US$ 3,027,000 respectively, an increase of US$ 746,000, principally attributable to a long term incentive program.

Stock based employee compensation for the second quarter of 2003 was a charge of US$ 5,977,000 compared to a credit of US$ 159,000 for the second quarter of 2002 as a result of the increase in the Company's stock price in the first six months of 2003. (For further discussion, see Note 10 to the Consolidated Financial Statements above, "Stock Based Compensation").

Amortization of goodwill for the second quarter of 2003 and 2002 was nil and US$ 77,000, respectively. The Company adopted SFAS 142 "Goodwill and Intangible Assets" on January 1, 2002.

As a result of the above factors, the Company generated an operating loss of US$ 2,167,000 for the second quarter of 2003 compared to an operating income of US$ 3,933,000 for the second quarter of 2002.

Results Below Operating Income/(Loss)

Equity in income of unconsolidated affiliates was US$ 2,372,000 for the second quarter of 2003 compared to US$ 938,000 for the second quarter of 2002. This change of US$ 1,434,000 is detailed below:

	Three months to June 30, (US$ 000's)

	2003	2002	US$ increase/ (decrease)
Slovak Republic operations	$2,624	$1,850	$774
Ukrainian operations	(256)	(912)	656
Romanian operations	4	-	4

Equity in income/(loss) of unconsolidated affiliates	$2,372	$938	$1,434

The net revenues and operating expenses of the Company's Slovak Republic operations increased by 31% and 14%, respectively. Net revenues increased by 4% in local currency terms as the Company's Slovak operation kept its market share in a fairly flat environment. Additionally, the increase in revenues was as a result of the Slovak koruna appreciating by over 20% against the US dollar year-on-year. In local currency terms, operating expenses decreased by 10% for the second quarter of 2003 compared to 2002. This decrease was more than offset by the strength of the Slovak koruna and resulted in an increase of 14% in US$ dollar terms.

Net interest and other expense decreased by US$ 1,135,000 to US$ 6,759,000 for the second quarter of 2003 from US$ 7,894,000 for the second quarter of 2002 as a result of additional interest income received following the Company's receipt of US$ 358.6 million on May 19, 2003.

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9 3/8 % US$ 100 million fixed rate debt for floating rate debt. As a result, a change in fair value of derivative of US$ 1,414,000 was recorded in the second quarter of 2002. The Company chose to unwind the transaction by paying RBS US$ 659,000 in May 2002. Consequently, no such fair valuation was recorded in the second quarter of 2003.

A net foreign currency exchange loss of US$ 8,291,000 for the second quarter of 2003 compares to US$ 5,364,000 for the first quarter of 2002. This foreign currency exchange loss is a result of a significant weakening of the US dollar against the Euro and the Czech koruna. This affected the Company's Euro denominated portion of the Company's Senior Notes obligations and the outstanding Czech koruna denominated debt.

Provision for income taxes decreased by US$ 930,000 to US$ 2,722,000 for the second quarter of 2003 from a provision of US$ 3,652,000 for the second quarter of 2002.

Minority interest in income of consolidated subsidiaries was nil for the second quarter of 2003 compared to US$ 1,327,000 for the second quarter of 2002.

As a result of these factors, the net loss from continuing operations of the Company was US$ 17,567,000 for the second quarter of 2003 compared to a net loss of US$ 9,298,000 for the second quarter of 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net Revenues
	2003	2002	US$ increase/ (decrease)	% change
	US$ 000's
Country

Romania	$23,008	$15,289	$7,719	50%
Slovenia	18,909	17,682	1,227	7%
Ukraine	13,531	11,171	2,360	21%

Total Consolidated Net Revenues	$55,448	$44,142	$11,306	26%

The Company’s consolidated net revenues increased by US$ 11,306,000, or 26%, to US$ 55,448,000 for the six months ended June 30, 2003 from US$ 44,142,000 for the six months ended June 30, 2002 primarily due to a:

•     50% increase in the revenues of Company's Romanian operations. This increase is as a result of a higher advertising ratecard and general growth in the Romanian TV advertising market together with the reorganization of Romanian sales arrangements;

•    7% increase in the revenues of Company's Slovenian operations. The Company's Slovenian revenues are denominated in Euros. The increase in net revenue was affected by the US dollar depreciating by 15% against the Slovenian tolar (SIT) and the Euro appreciating against the Slovenian tolar by 4% compared to the first six months of 2002. In local currency terms, net revenues decreased by 12% due to incremental revenue derived from the FIFA World Cup in June 2002 which did not re-occur in June 2003; and

•    21% increase in the revenues of Company's Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group.

Station Expenses
	2003	2002	US$ (increase)/ decrease	% change
	US$ 000's
Country

Romania	$16,321	$13,414	$(2,907)	(22)%
Slovenia	11,523	10,795	(728)	(7)%
Ukraine	10,506	6,331	(4,175)	(66)%

Total Consolidated Station Expenses	$38,350	$30,540	$(7,810)	(26)%

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by US$ 7,810,000, or 26%, to US$ 38,350,000 for the six months ended June 30, 2003 compared to US$ 30,540,000 the six months ended June 30, 2002 primarily due to a:

•     22% increase in station operating costs and expenses of the Company's Romanian operations. This increase is as a result of an increase in program amortization charges including the direct purchases of programming to replace a previous related party barter agreement. Additionally, salary costs have increased significantly due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges;

•  7% increase in station operating costs and expenses of the Company's Slovenian operations. This increase is as a result of higher program amortization charges and the US dollar depreciating by 15% against the Slovenia tolar. In local currency terms, station operating costs and expenses of the Company's Slovenian operations decreased by 11%; and

•  66% increase in station operating costs and expenses of the Company's Ukrainian operations. This increase is as a result of an increase in acquired programming costs. The Company has significantly increased its investment in programming for 2003 as a response to the competitive environment and on the basis of expected revenue growth.

Station selling, general and administrative expenses increased by $1,098,000, or 22%, to $6,181,000 for the six months to June 30, 2003 from $5,083,000 for the six months to June 30, 2002. They were attributable to our Romanian and Slovenian operations. The Romanian costs increased due to extended local audit scope, one-off restructuring costs and higher rental costs including a related party rental agreement that was revised in late 2002. In our Slovenian operations cost increases of 20% were almost entirely attributable to the weaker US dollar.

Corporate Expenses

Corporate operating costs and development expenses for the first six months of 2003 and 2002 were US$ 6,250,000 and US$ 6,103,000 respectively, an increase of US$ 147,000 or 2%.

Stock based employee compensation for the first six months of 2003 and 2002 was US$ 6,624,000 and US$ 417,000, respectively. The increase of US$ 6,207,000 is as a result of the increase in the Company's stock price in the second quarter of 2003. (For further discussion, see Note 10 to the Consolidated Financial Statements above, "Stock Based Compensation").

Amortization of goodwill for the first six months of 2003 and 2002 was nil. The Company adopted SFAS 142 "Goodwill and Intangible Assets" on January 1, 2002.

As a result of the above factors, the Company generated an operating loss of US$ 1,957,000 for the first six months of 2003 compared to an operating income of US$ 1,999,000 for the first six months of 2002.

Results Below Operating Income/(Loss)

The loss on the write down of investment for the first six months of 2002 was US$ 2,685,000. This decrease is due to the 12.5% write down of the Company’s investment in STS due a change in the Company’s voting interest. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion, see the Company’s 10K filing of March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003, Part 1, Item 1 "Business"). No such loss on write down of investment was recorded in the first six months of 2003.

Equity in income of unconsolidated affiliates was US$ 1,606,000 for the first six months of 2003 compared to US$ 1,346,000 for the first six months of 2002. This change of US$ 260,000 is detailed below:
	Six months to June 30, (US$ 000's)

	2003	2002	US$ increase/ (decrease)

Slovak Republic operations	$2,712	$1,917	$795
Ukrainian operations	(453)	(571)	118
Romanian operations	(25)	-	(25)
Slovenian operations	(628)	-	(628)

Equity in income/(loss) of unconsolidated affiliates...	$1,606	$1,346	$260

The net revenues and operating expenses of the Company's Slovak Republic operations increased by 31% and 18%, respectively. Net revenues increased by 4% in local currency terms as the Company's Slovak operation kept its market share in a fairly flat environment. Additionally, the increase in revenues was as a result of the Slovak koruna appreciating by over 20% against the US dollar year-on-year. In local currency terms, operating expenses decreased by 6% for the six months to June 20, 2003 compared to the six months to June 20, 2002. This decrease was more than offset by the strength of the Slovak koruna and resulted in an increase in operating expenses of 18% in US dollar terms.

Net interest and other expense decreased by US$ 69,000 to US$ 12,026,000 for the first six months of 2003 from US$ 12,095,000 for the first six months of 2002 as a result of increased interest received following the Company's receipt of US$ 358.6 million on May 19, 2003 almost wholly offset by the continued weakening of the US dollar against the Euro and the Czech koruna.

In November 2001, the Company entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange its 9 3/8 % US$ 100 million fixed rate debt for floating rate debt. As a result, a change in fair value of derivative of US$ 1,108,000 was recorded in the first six months of 2002. The Company chose to unwind the transaction by paying RBS US$ 659,000 in May 2002. Consequently, no such fair valuation was recorded in the first six months of 2003.

A net foreign currency exchange loss of US$ 10,316,000 for the first six months of 2003 compared to US$ 5,513,000 for the first six months of 2002. This foreign currency exchange loss is a result of a significant weakening of the US dollar against the Euro and the Czech koruna. This affected the Company's Euro denominated portion of the Company's Senior Notes obligations and the outstanding Czech koruna denominated debt.

Provision for income taxes decreased by US$ 904,000 to US$ 2,965,000 for the first six months of 2003 from a provision of US$ 3,869,000 for the first six months of 2002.

Minority interest in income of consolidated subsidiaries was US$ 84,000 for the first six months of 2003 compared to a minority interest in loss of US$ 1,329,000 for the first six months of 2002.

As a result of these factors, the net loss from continuing operations of the Company was US$ 25,742,000 for the first six months of 2003 compared to US$ 18,380,000 for the first six months of 2002.

Romanian Bad Debts

As at June 30, 2003, 24% of the Romanian subsidiaries’ accounts receivable balance was more than 360 days old. This represents an improvement against the 33% reported as at December 31, 2002. On the Company's Consolidated Balance Sheet, the total provision for bad debt is US$ 7,950,000, of which the provision for Romanian bad debts is US$ 5,986,000. As at June 30, 2003, the total gross accounts receivable in respect to the Company’s Romanian operations is US$ 16,853,000, compared to $15,544,000 as at December 31, 2002.

Liquidity and Capital Resources

Cash-flows

Net cash used in operating activities was US$ 11,380,000 for the six months ended June 30, 2003 compared to US$ 2,787,000 for the six months ended June 30, 2002. The movement of US$ 8,593,000 was a result of increased tax payments (see "Tax Inspections and Liabilities" below) and increased program rights costs partially offset by advances from affiliates.

Net cash used in investing activities was US$ 78,178,000 for the six months ended June 30, 2003 compared to net cash provided by investing activities of US$ 2,667,000 for the six months ended June 30, 2002. The movement of US$ 80,845,000 was attributable to the Company treating US$78.6 million as restricted cash until a decision of the Dutch Tax Court or an earlier ruling by the Dutch tax authorities has been reached with regard to the Company's potential Dutch Tax liability (see "Tax Inspections and Liabilities" below).

Net cash used in financing activities was US$ 58,865,000 for the six months ended June 30, 2003 compared to US$ 1,476,000 for the six months ended June 30, 2002. The movement of US$ 57,389,000 was primarily attributable to the Company repaying its outstanding debt and accrued interest to Czech Sporitelna Bank, GoldenTree Asset Management and the repurchase of US$ 16,449,000 of its US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of its Euro Senior Notes (see "Uses of Liquidity" below).

Net cash received from discontinued operations was US$ 345,927,000 for the six months ended June 30, 2003 compared to net cash used in discontinued operations of US$ 6,607,000 for the six months ended June 30, 2002. The movement of US$ 352,534,000 was attributable to the receipt of US$ 358,635,000 from the Czech Republic government in final settlement following the Company's Uncitral Arbitration (for further discussion, see Part II, Item 1, "Legal Proceedings").

On May 19, 2003, the Company received US$ 358,635,000 from the Czech Republic government in final settlement following the Company's Uncitral Arbitration (for further discussion, see Part II, Item 1, "Legal Proceedings").

On May 27, 2003, the Company repaid its outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of Kc 253,262,000 (approximately US$ 9.2 million).

On May 29, 2003, the Company settled its outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15,300,000. No additional warrants were issued.

Between May 15, 2003 and June 30, 2003 the Company purchased US$ 16,449,000 of its US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of its Euro Senior Notes at various prices all generating a net cash saving to the company. The company will redeem all its remaining Senior Notes at 100% of face value on August 15, 2003. The Company has reserved sufficient US$ and Euros (US$ 83,551,000 and Euro 52,789,000 (approximately US$ 60.3 million)) to make this redemption.

The Company had cash and cash equivalents of US$ 247,728,000 at June 30, 2003 compared to US$ 49,644,000 at December 31, 2002.

Contractual Cash Obligations

At June 30, 2003, the Company had three main tranches of debt as follows:-

(1)  Senior Notes which are denominated in U.S. dollars, in part, and in Euros in part. The outstanding U.S. dollar tranche of the Senior Notes totals US$ 83,551,000 in principal amount and bears interest at a rate of 9 3/8 % per annum. The outstanding Euro tranche of the Senior Notes totals Euro 52,789,000 (approximately US$ 60.3 million as at June 30, 2003) in principal amount and bears interest at a rate of 8 1/8 % per annum. Following the receipt of $358.6 million from the Czech Republic, the Company will redeem all of the Senior Notes on August 15, 2003.

(2)   A facility of up to Euro 8.0 million (approximately US$ 9.1 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d. which matures in February 2009. Loans under this facility are secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep Euro 900,000 (approximately US$ 1.0 million) on deposit with BACA. As at June 30, 2003, Euro 8.0 million (approximately US$ 9.1 million) was drawn down on this agreement.

(3)   A loan to the Company of SKK187million (approximately US$ 5.1 million) from its unconsolidated affiliate, STS.

In addition to the above, two non-consolidated entities of the Company have loans.

(1)   As at June 30, 2003, Studio 1+1 had US$ 0.7 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%. By way of security, Inter-Media, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of US$ 1.1 million and 4,864 minutes of advertising time (nominal value of US$ 1,000 per minute). Sufficient cash is currently held in Studio 1+1 to repay this debt as it falls due.

(2)   A Slovak bank, Vseobecna uverova banka a.s., "VUB", has agreed to lend STS SKK 150 million (approximately US$ 4.1 million), a facility supported by charges over the assets and receivables of STS. As at June 30, 2003, SKK 95 million (approximately US$ 2.6 million) was drawn down on this agreement.

On January 1, 2002 the Euro was introduced and replaced a number of European currencies, including the German Mark. Accordingly, the Senior Notes originally denominated in German Marks have been restated as a Euro denominated Note. At the time of changeover, the Euro was fixed against the German Mark at a rate of 1.95583, and this is the rate that has been applied in the restatement of the principal amount repayable to the Note-holders.

The future contractual obligations of the Company are as follows:
Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$164,369	$152,350	$1,097	$1,097	$9,825
Capital Lease Obligations	1,089	109	395	230	355
Operating Leases	-	-	-	-	-
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-

Total Contractual Obligations	$165,458	$152,459	$1,492	$1,327	$10,180

Tax Inspections and Liabilities

On May 19, 2003 the Company paid Euro 3.4 million (approximately US$ 3.8 million) to the Dutch tax authorities to settle outstanding corporate tax liabilities up to and including 2000.

The Company and the Dutch tax authorities disagree on the taxability of the award received from the Czech Republic. The Company has now received advice from its tax counsel and two additional Dutch legal opinions that the main part of the Czech award (US$ 270 million) should not be taxable under Dutch law and that the interest element of the award (US$ 86 million) also should not be taxable.

The advice received by the Company expressed the view that there is a high probability that the Supreme Court of the Netherlands would affirm the non-taxability of at least the main part of the award in the event the Company elects to litigate any final decision of the Dutch tax authorities. The Company has received a provisional tax assessment from the Dutch Tax Authorities. The taxable amount according to this assessment is US$ 227 million with tax payable of US$ 78.5 million. Until a decision of the Dutch Tax Court or an earlier ruling by the Dutch Tax Authorities, the Company has deposited US$ 78.5 million in an interest bearing Dutch bank account, reflecting the Company’s expected maximum tax liability at 34.5%, reduced by carried forward losses. The Company is treating this deposit as restricted cash. The Company is making strong representations to the Dutch tax authorities and to the Ministry of Finance in the Netherlands to highlight the disparity between the positive framework of the Bilateral Investment Treaty and the current position of its Tax Inspectors. The Company believes that its tax liability is zero, since the potential tax liability on the interest from the award would be fully offset by its carried forward losses. Consequently, no provision has been made for any Dutch tax on the Czech award in these statements.

In the Company’s Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities:

	As at June 30, 2003	As at December 31, 2002

Current tax liabilities	$11,052,000	$11,699,000
Estimated interest and penalties on overdue tax liabilities	$11,618,000	$11,570,000

Included in current tax liabilities is a provision of potential tax liabilities in Romania, and as disclosed in the Company’s 10K filing of March 10, 2003, a significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at the Company’s Romanian subsidiaries. An agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. Penalties of up to US$ 5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate unless it receives funding from the Company, its partners or external sources.

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of the inspections, the Slovene tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 (approximately US$ 3.1 million). Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings.

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

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At June 30, 2003, the Company held no foreign exchange contracts. The Company has had no significant changes in its exposure to foreign exchange market risks from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Interest Rate Risk Management

Approximately 94% of the Company's debt was maintained with a fixed interest rate as at June 30, 2003 compared to 93% as at December 31, 2002. The Company has one tranche of debt that provides for interest at a spread above a base rate ( Euro Inter Bank Offered Rate ). A significant rise in these base rates would have an adverse effect on the Company's business and results of operations.

Between May 15, 2003 and June 30, 2003, the Company purchased US$ 16,449,000 of its US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of its Euro Senior Notes at various prices all generating a net cash saving to the company. On June 20, 2003 the company announced its intention to redeem all its remaining Senior Notes at 100% of face value on August 15, 2003. The Company has reserved sufficient US$ and Euros (US$ 83,551,000 and Euro 52,789,000 (approximately US$ 60.3 million)) to make this redemption.

In November 2001, the Company entered into an interest rate swap transaction through RBS to exchange its 9 3/8 % US$100 million fixed rate debt for floating rate debt. In May 2002, the Company chose to unwind the transaction by paying RBS US$659,000.

Interest Rate Table as at June 30, 2003
Expected Maturity Dates	2003	2004	2005	2006	Thereafter

Total Debt in US$ 000's
Fixed Rate	83,530	-	-	-	-
Average Interest Rate	9.38%	-	-	-	-

Total Debt in Euros 000's
Variable Rate	-	-	-	-	8,000
Average Interest Rate	-	-	-	-	6.00%
Fixed Rate	52,747	-	-	-	-
Average Interest Rate	8.13%	-	-	-	-

Variable Interest Rate Sensitivity as at June 30, 2003
			Yearly interest charge if interest rates increase by : (US$000s)

Value of debt as at June 30, 2003 (US$000's)	Present Interest Rate	Yearly Interest Charge (US$000s)	1%	2%	3%	4%	5%

9,222 (Euro 8 million)	6.00%	553	646	738	830	922	1,014

Item 4. Controls and Procedures

The Company has carried out an evaluation of the effectiveness of its disclosure controls and procedures. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Form 10-Q, that the Company's disclosure controls and procedures are effective.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including with respect to the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, future investments in existing television broadcast operations, business strategies and commitments, trends in our markets and any negotiations with the Dutch Tax Authorities, including any possible outcome of these negotiations or any potential litigation. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to , the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates, general market and economic conditions in these countries, the US and Western Europe and the Company's ability to negotiate with the Dutch Tax Authorities. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to , legal, political and regulatory conditions.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

This section should be read in conjunction with Part I, Item 3 "Legal Proceedings" in the Company’s 10K filing of March 10, 2003 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003.

CZECH REPUBLIC

The Company owns a 93.2% voting interest and share of profits in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CNTS has a Cooperation Agreement with CET 21, spol. s.r.o. (CET), a company independent of CME and comprised of a number of Czech partners originally led by Dr. Vladimir Zelezny. The agreement is for CNTS to act as an operating company supplying programming and selling advertising for CET, the licence holder of the Nova TV network. This agreement is disputed (see "Exclusivity Case" below).

In January 1993, CET was awarded a terrestrial television broadcast license in the Czech Republic. This license, which was extended in January 2002, expires in January 2017. CET was awarded the license with the full knowledge and understanding of the Council of the Czech Republic for Radio and Television Broadcasting (the "Media Council") that CEDC (the Company's direct predecessor in interest) was a direct participant in the license application. With the involvement of the Media Council, the Company and CET entered into a Memorandum of Association and Investment (the "Memorandum of Association") that provided for the creation of a company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV. Nova TV became one of the most successful television stations in Europe. In 1996 and 1997, however, under compulsion resulting from proceedings initiated by the Media Council, the Company and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association. One such contract (the "Cooperation Contract") expressly identified CET as the license holder and the "television broadcasting operator" of TV Nova. Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal. CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 (US $2,600) per month payable to CET.

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

Exclusivity Case

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET's termination of the Cooperation Contract with CNTS is invalid and, in substance, an order that CET resume acceptance of the services from CNTS on an exclusive basis with respect to the broadcasting of TV NOVA . The Cooperation Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET and CNTS in broadcasting TV NOVA. The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again. On July 4, 2002 the City Court of Prague refused CNTS's request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it. CNTS filed an appeal on August 5, 2002. In April 2003, the High Court of Prague cancelled the decision of the City Court of Prague and sent the case back to the City Court for retrial. A hearing on the matter took place before the City Court of Prague on July 28, 2003. The Court did not decide on the merits of the case and scheduled a further hearing for October 6, 2003.

On August 4, 2003 CNTS commenced two separate actions by filing a complaint with the City Court of Prague (the "CNTS Damage Action") requesting the recovery of damages from CET resulting from CET 21's ongoing breach of the Cooperation Contract and serving, jointly with CME Czech Republic B.V. ("CME"), a notice of arbitration upon CET requesting the recovery of damages from CET 21 resulting from CET's ongoing breach of the Memorandum of Association. The common objective of these actions is to recover damages in the amount of CZK 7.6 billion (US$ 275,053,000) plus interest. These damages represent lost profits of CNTS due to continued breaches by CET of various contractual arrangements with CNTS for which CME, as a 93.2 percent shareholder in CNTS, was not compensated in the recent arbitration against the Czech Republic referred to immediately below due to certain deductions applied by the Tribunal to the fair market value of CNTS attributable to factors inherent in the relationship between CNTS and CET.

The Company's UNCITRAL Arbitration

On March 14, 2003, the Tribunal issued a Final Award rendering the Czech Republic to pay US$ 269,814,000 plus 10% interest per annum from February 22, 2000. On March 31, 2003, the Company and the Czech Republic entered into an agreement to pay the principal and the accrued interest into an escrow account held in Sweden, pending resolution of a collateral challenge filed by the Czech Republic in Sweden. On April 4, 2003, the Czech Republic deposited US$ 354,943,542.54. On May 19, 2003 the escrowed amount was released to the Company as a result of the favourable decision of the Svea Court of Sweden.

This decision was the result of an arbitration proceeding which was instituted on February 22, 2000, by a wholly owned subsidiary of the Company against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic.

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

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 as amended by the Company's Form 10-K/A filed with the SEC on April 25, 2003, the Company reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one brought in January 2001 by AITI, a television station in Ukraine, that commenced an action against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging the validity of the modifications made to Studio 1+1’s license which extended the number of hours per day that Studio 1+1 could broadcast. The basis of this challenge was the allegation that the Ukraine TV Council failed to follow the correct procedure when granting an extension to the number of hours per day that Studio 1+1 could broadcast. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine TV Council. On April 5, 2001, the Supreme Arbitration Court of Ukraine found in favour of the Ukraine TV Council.

In the second court action brought by them, AITI’s allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor’s Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev’s decision of February 1, 2002. This decision was appealed to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001. On November 1, 2002, the Court of Cassation ruled that the decisions taken by the two lower courts had not fully taken into consideration all the facts surrounding the matter before reaching judgment and ordered that the case be returned to the Economic Court of Kiev. The first hearing took place on February 5, 2003 and on April 9, 2003, the Economic Court of Kiev dismissed the claim brought by AITI, ruling that the licenses operated by Studio 1+1 were correctly granted and remain valid. AITI appealed this judgment to the Court of Appeal, which upheld the findings of the Economic Court of Kiev on June 19, 2003. AITI have further appealed to the Court of Cassation, although a date for the appeal hearing is yet to be confirmed.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on May 22, 2003.

a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of the Company until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified. The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

	For	Withheld
Ronald S. Lauder	16,289,736	1,500
Frederic T. Klinkhammer	16,289,736	1,500
Jacob Z. Schuster	16,289,736	1,500
Marie-Monique Steckel	16,289,736	1,500
Alfred W. Langer	16,289,736	1,500
Charles R. Frank, Jr	16,289,736	1,500
Herbert A. Granath	16,289,736	1,500
Bruce Maggin	16,289,736	1,500

b. The proposal for an amendment to the Company’s 1995 Stock Option Plan to provide for 212,000 additional shares and an extension of the 1995 Stock Option Plan expiration date to May 21, 2013 was approved, with 14,564,001 cast for approval, 1,702,985 votes cast against approval and 1,250 votes abstaining.

c. The financial statements of the Company for the fiscal year ended December 31, 2002, together with the auditor’s report thereon, were approved, with 16,291,236 votes cast for approval, 0 votes cast against approval and 0 votes abstaining.

d. The proposal to appoint Deloitte & Touche as auditors of the Company and to authorize the directors, acting by the Audit Committee, to approve their fees was approved, with 16,288,336 votes cast for approval, 2,700 votes cast against approval and 200 abstaining.

Item 6.     Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.62	Employment Agreement between CME Development Corporation and Mark J.L.Wyllie dated March 14, 2003

31.01	s.302 Sarbanes-Oxley Certification - CFO, dated August 6, 2003

31.02	s.302 Sarbanes-Oxley Certification - CFO, dated August 6, 2003

32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated August 6, 2003

b) Reports on Form 8-K

Form 8-Ks were filed on April 1, 2003, May 7, 2003 and May 15, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2003	/s/ Frederic T. Klinkhammer Frederic T. Klinkhammer Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2003	/s/ Wallace Macmillan Wallace Macmillan Vice President – Finance (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.62	Employment Agreement between CME Development Corporation and Mark J.L.Wyllie dated March 14, 2003

31.01	s.302 Sarbanes-Oxley Certification - CFO, dated August 6, 2003

31.02	s.302 Sarbanes-Oxley Certification - CFO, dated August 6, 2003

32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated August 6, 2003

