Form 10-Q/A
period 2003-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-08-06
CIK 925645

UNITED STATES

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

EXPLANATORY NOTE FOR FORM 10-Q/A:

A paragraph in Part I, Item 2, "Management Discussion and Analysis - Czech Republic" page 26 and Part II, Item 1, "Legal Proceedings - Czech Republic" page 38 was incomplete. This is corrected by this Form 10-Q/A.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q/A

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

Czech Republic
On August 4, 2003 CNTS commenced two separate actions by filing a complaint with the City Court of Prague requesting the recovery of damages from CET resulting from CET's ongoing breach of the Cooperation Contract and serving, jointly with CME Czech Republic B.V., a notice of arbitration upon CET requesting the recovery of damages from CET resulting from CET's ongoing breach of the Memorandum of Association. The common objective of these actions is to recover damages in the amount of CZK 7.6 billion (US$ 275,053,000) plus interest. These damages represent our Czech law claim for lost profits of CNTS due to continued breaches of various contractual arrangements by CET. However, consistent with the valuation established in the Final Award by the Tribunal in the Uncitral Arbitration proceedings, the Company intends to offer the Czech Republic all damages received in excess of US$ 72 million (the amount deducted by the Tribunal in the Final Award).

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

Item 4. Controls and Procedures
The Company has carried out an evaluation of the effectiveness of its disclosure controls and procedures. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Form 10-Q/A, that the Company's disclosure controls and procedures are effective.

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

On August 4, 2003 CNTS commenced two separate actions by filing a complaint with the City Court of Prague requesting the recovery of damages from CET resulting from CET's ongoing breach of the Cooperation Contract and serving, jointly with CME Czech Republic B.V., a notice of arbitration upon CET requesting the recovery of damages from CET resulting from CET's ongoing breach of the Memorandum of Association. The common objective of these actions is to recover damages in the amount of CZK 7.6 billion (US$ 275,053,000) plus interest. These damages represent our Czech law claim for lost profits of CNTS due to continued breaches of various contractual arrangements by CET. However, consistent with the valuation established in the Final Award by the Tribunal in the Uncitral Arbitration proceedings, the Company intends to offer the Czech Republic all damages received in excess of US$ 72 million (the amount deducted by the Tribunal in the Final Award).

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

