Form 10-K/A
period 2002-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-08-21
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2 TO FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Class A Common Stock, $0.08 par value
9 3/8% Notes Due 2004
8 1/8% Notes Due 2004

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes ☒    No ☐

The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 3, 2003 was approximately $105 million

Number of shares of Class A Common Stock outstanding as of March 3, 2003 : 9,261,884

Number of shares of Class B Common Stock outstanding as of March 3, 2003 : 3,967,368

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on May 22, 2003	Part III

EXPLANATORY NOTE

This Amendment No. 2 to the Central European Media Enterprises Ltd. Annual Report on Form 10-K/A, as originally filed on March 10, 2003, is being filed to comply with comments received from Staff of the Division of Corporation Finance of the Securities and Exchange Commission in the course of its review of an S-3 Registration statement. No changes have been made to our income statement, balance sheet or cashflow statements, although changes have been made to the notes to our financial statements.

Modifications have been made to various parts of the text primarily to:

Clarify Risk Factors and remove non-specific Risk Factors.
Clarify corporate structure, consolidation policies and ownership particularly to remove confusion between legal entities and TV network names.
Provide a full quantified discussion in MD&A of our Romanian related party transactions, the internal control issues in 2002 and how they were resolved.
Reconcile Segment EBITDA and Segment Broadcast Cash Flow to Net Income rather than Operating Income and discuss why they are important to management and investors.
Discuss trends and segment results including Slovakia in the MD&A.
Discuss our treatment of the contingent interest in the Goldentree transaction.
Expand disclosure on our application of FAS142 to Goodwill and Long lived Assets.

We have not updated the Form 10-K to modify disclosures in the Form 10-K for events occurring subsequent to the original March 10, 2003, filing date. This Amendment No. 2 to Form 10-K/A continues to speak as of March 10, 2003.

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	4
Item 2	Properties	26
Item 3	Legal Proceedings	26
Item 4	Submission of Matters to a Vote of Security Holders	29

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	30
Item 6	Selected Financial Data	31
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8	Financial Statements and Supplementary Data	56
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	122

PART III
Item 10	Directors and Executive Officers of the Registrant	123
Item 11	Executive Compensation	123
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123
Item 13	Certain Relationships and Related Transactions	123

PART IV
Item 14	Controls and Procedures	124
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	124

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

The Company's registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and its telephone number is 441-296-1431. We also maintain offices at, 8th Floor, Aldwych House, 71-91 Aldwych, London, WC2B 4HN, England, telephone number 44-20-7430-5430/1.

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

CORPORATE STRUCTURE

CME was incorporated on June 15, 1994 under the laws of Bermuda. The Company's assets are held through a series of Dutch and Netherlands Antilles holding companies (see chart entitled "Simplified Corporate Structure – Continuing Operations").

Laws, regulations and policies in some of the Company's markets may restrict the level of direct or indirect interests that any non-local investor may hold in companies holding broadcast licenses. As a result some broadcast licenses are held by companies majority owned by the Company's local partners and the Company owns controlling voting interests and is entitled to a majority of the share of the profits in operating companies which provide programming, advertising and other services to the license holding companies.

With this assistance from the corresponding operating company, license holding companies are responsible for operating one or more television networks in our countries. In the Slovak Republic , the Company is entitled by contract to a share of profits in its operating company that is in excess of its voting interest in that company.

Below is an overview of the Company's operations, the accounting treatment and a chart entitled "Simplified Corporate Structure – Continuing Operations".

Key Subsidiaries and Affiliates	Share of Profits	Voting Interest	Subsidiary / Equity Accounted Affiliate	TV Network
Continuing Operations
Romania
Operating Companies:
Media Pro International S.A. (MPI)	66%	66%	Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Subsidiary
License Companies:
Pro TV S.R.L. (Pro TV)	49%	49%	Equity Accounted Affiliate	PRO TV, ACASA, and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	44%	44%	Equity Accounted Affiliate	PRO TV and ACASA

Slovenia
Operating Companies:
Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Subsidiary
License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Subsidiary	POP TV
Kanal A d.d. (Kanal A)	90%	90%	Subsidiary	KANAL A

Slovak Republic
Operating Companies:
Slovenska Televizna Spolocnost, spol. s r.o. (STS)	70%	49%	Equity Accounted Affiliate
License Companies:
Markiza-Slovakia s r.o. (Markiza)	0.1%	34%	Equity Accounted Affiliate	MARKIZA TV

Ukraine
Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Subsidiary
License Companies:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	18%	Equity Accounted Affiliate	STUDIO 1+1

Czech Republic
Operating Companies:
Ceska Nezavisla Televizni Spolecnost, spol. s r.o. (CNTS)	93.2%	93.2%	Subsidiary
License Companies:
CET 21 spol. s r.o. (CET)	3.125%	3.125%	Investment

Page 5

Czech Republic

See Part I, Item 3, "Legal Proceedings" for a discussion on the ongoing dispute between the Company's subsidiary in the Czech Republic CNTS and CET our former partner and the broadcast license holder in connection with the Nova TV network. The outcome of these legal proceedings will have a significant impact on the Company's financial position.

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles Holding Companies
100%
CME Development Corporation (Delaware)
60%/60%
90%/90%(1)
96.85%/ 96.85%(2)
44%/66%
49%/66%
66%/66%
70%/70%
49%/70%
34%/0.1%
Innova, IMS, Intermedia (Ukraine Group)
Pro Plus (Slovenia)
MPI (Romania)
Media Vision (Romania)
STS (Slovakia)
30%/30%
10%
100%
51%/30%
Studio 1+1 (Ukraine)
Kanal A (Slovenia)
Pop TV (Slovenia)
Media Pro S.R.L. (Romania)
Pro TV S.R.L. (Romania)
Markiza-Slovakia s.r.o. (Slovakia)

1st Figure represents the company's voting interest
2nd Figure represents the company's share of profits
(1) Shares held in trust in favour of CME
(2) The registration of the share of profits interest of the Company in Pro Plus, POP TV and of Pro Plus in Kanal A are pending

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

In Ukraine, the license to broadcast is currently being challenged in the Arbitration Court of Kiev. It is alleged that Studio 1+1 Ltd was granted two licenses by the Ukraine TV Council and that the required license fee was not paid. These and almost identical allegations have been the subject of various legal actions for over two years. CME believes that these allegations are groundless. See Part I, Item 3, "Legal Proceedings", below.

Regulation

The Company's Form 10-K refers to broadcasting regulatory authorities or agencies as "The Media Council". These authorities or bodies are as follows:

Romania – National Audio-Visual Commission
Slovenia – Telecommunications, Radio Diffusion and Postal Agency
Slovak Republic – Council of the Slovak Republic for Broadcasting and Television Transmission
Ukraine – National Council for Television and Radio Broadcasting
Czech Republic – Council of the Czech Republic for Radio and Television Broadcasting

OPERATING ENVIRONMENT

The Company's television stations and networks reach an aggregate of approximately 69 million people in four countries. The Company's national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 2002 and the Company's television network in Romania had the leading average audience share within its area of broadcast reach for 2002. In Ukraine, for 2002, the Company's national private television station and network had the leading nationwide average audience share for television stations broadcasting in the Ukrainian language.

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

(1) "Technical Reach" measures the percentage of people in the country who are able to receive the signals of the indicated stations and networks. Source: Company estimates supplied by each station in each country.
(2) Nationwide all day audience share and rank (except Romania and Ukraine, which is audience share and rank within coverage area). Source: (Romania: Peoplemeters CSOP Gallop/Taylor Nelson Sofres, Slovenia: Peoplemeters AGB Media Services, Slovak Republic: Visio / MVK, Ukraine: AGB Ukraine). There are seven, four, six and six significant stations ranked in Romania, Slovenia, the Slovak Republic and Ukraine, respectively.

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

(1)  Source: World Bank Group, 2001.
(2)  Source: : Company estimates supplied by each station in each country.
(3)  Source: Kagan World Media, European Television 2001. A TV household is a residential dwelling with one or more television sets.
(4)  Source: World Bank Group 2001.
(5)  Source: Romania and Slovak Republic: Informa Media Group, European Television 6 th Edition 2002. Slovenia and Ukraine: IP European Key Facts, Television 2001. Ukraine data refers to Urban only. Penetration refers to the percentage of TV Households who subscribe to cable television.

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

The EU's Television Without Frontiers directive (the "EU Directive") sets forth the legal framework for television broadcasting in the EU. It requires broadcasters, where "practicable and by appropriate means," to reserve a majority proportion of their broadcast time for "European works." Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. In addition, the EU Directive provides for a 10% quota of either broadcast time or programming budget for programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising spots, including direct sales advertising. The necessary legislation in Romania, Slovenia and the Slovak Republic is now in line with the EU Directive and it has had no material adverse effect on the Company's operations.

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

RISK FACTORS

This annual report contains forward-looking statements that involve risks and uncertainties. See "Forward-looking Statements" in Part II, Item 7. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this annual report.

Risks Rlating to Our US$100 million 9 3/8% and Euro 71.6 million 8 1/8% (approximately US$75 /million) Senior Notes Due in 2004

We may not be able to repay our US$100 million 9 3/8% and Euro 71.6 million 8 1/8% (approximately US$75 million) Senior Notes Due in 2004.

In 1997 we issued Senior Notes, denominated in part in U.S. dollars and in part in Euros. These Senior Notes, aggregating approximately $175 million in principal amount at December 31, 2002, are due on August 15, 2004. We do not expect cash on hand at December 31, 2002 plus revenues which may be generated from operations between now and August 15, 2004 to be sufficient to fund the payment of the Senior Notes at maturity. Our ability to refinance or repay the Senior Notes will depend upon the outcome of pending litigation concerning our former Czech Republic operations and our ability to collect from the Czech Republic any final award determination (see Part I, Item 3, "Legal Proceedings") and/or our ability to attract equity investors. If we are unsuccessful in these respects and are not able to repay or refinance the Senior Notes, we are unlikely to be able to continue operations.

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

Our $30 million financing agreement with GoldenTree Asset Management contains negative covenants, including those restricting our ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business. Security has been provided in the form of guarantees and pledges over all of the stock of our Dutch B.V. holding companies. Guarantees have been provided by CME and Central European Media Enterprises N.V. Pledges in the amount of $15,000,000, the amount outstanding to Goldentree Asset Management, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V. Should CME Media Enterprises B.V. default on its loan, shareholders would lose control of all subsidiaries and affiliates until such time as Goldentree Asset Management had been repaid. Given the illiquid nature of the Company's shareholdings in its subsidiaries and affiliates this could result in a substantial loss in value for shareholders if such an event occurred.

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

We and our subsidiaries have a number of tax contingencies that may be material

We have accrued tax liabilities and interest and penalties on overdue tax liabilities, in the aggregate, of $23.3 million in our December 31, 2002 balance sheet. Included in accrued tax liabilities is a provision for $3 million related to our agreement with the Dutch tax authorities. The Dutch tax authorities have agreed that payment of this amount is to be made from any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings (See Part I, Item 3 "Legal Proceedings"). We have agreed with the Dutch tax authorities that the question of taxability of any award against the Czech Republic shall be determined by the Dutch tax courts based upon an agreed statement of fact. Until that court decision, we have agreed with the Dutch tax authorities to deposit 35% of the net proceeds of any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings in a nominated bank account. Any such deposit will be treated as restricted cash.

The major portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at our Romanian subsidiaries. A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate and may have to cease operations entirely unless they can arrange financing to secure the required funds or the shareholders (including us) determine to inject equity into the business.

Our holding company structure limits our access to cash flow

We conduct all of our operations through subsidiaries and affiliated companies. Accordingly, our primary internal source of cash and our ability to service debt are dependent upon the earnings of our subsidiaries and affiliated companies and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, CME. We may not be able to compel certain of our subsidiaries and affiliated companies to make distributions to service the Senior Notes and other CME obligations. Our ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which its subsidiaries operate. The subsidiaries' or affiliated companies ability to make distributions to CME is also subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which our operating subsidiaries and affiliated companies are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses. If our subsidiaries or affiliated companies are unable or unwilling to make distributions to CME and we are unable to obtain additional debt or equity financing, we may be unable to continue to service the Senior Notes.

We do not have sole management control of our unconsolidated affiliates in the Slovak Republic and Ukraine

We own certain subsidiaries and affiliated companies jointly with various strategic partners. We have management control over the subsidiaries in which we have a majority interest. However, we are not able to control the operations, strategies and financial decisions of either the license holding company or the operating company for the MARKIZA TV network in the Slovak Republic in which we hold 34% and 49% voting interests, respectively or the license holding company for the Studio 1+1 Group in Ukraine, in which we hold only an 18% voting interest. Therefore, without the consent of the relevant partners, we may be unable to cause these affiliated companies to distribute funds, to implement strategies or to make programming decisions that we might favor.

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

We are also exposed to risks related to non-US dollar borrowings, particularly our Euro 71.6 million ($75 million) Senior Note debt. As the net position of our unhedged foreign currency transactions may fluctuate, our earnings may be negatively affected.

For a detailed analysis of our exposure to exchange rate risk, see Part II, Item 7A "Quantitative and Qualitative Disclosure about Market Risk" and to "Foreign Currency" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Factors Relating to Our Operating Environment

Our license in Ukraine has been challenged

In 2001 AITI, a television station in Ukraine, commenced a court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 is involved in this litigation as a third party acting together with the Ukraine Media Council. The claim is almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.
AITI's allegations are that Studio 1+1 has, in effect, been granted two licenses by the Ukraine Media Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. On February 1, 2002, the Economic Court of the City of Kiev ruled in AITI's favor. The Ukraine Media Council, Studio 1+1, and the Public Prosecutor's Office of Kiev, the latter two acting as interested third parties, appealed the Economic Court's decision to the Kiev Economic Court of Appeal.

The Kiev Economic Court of Appeal upheld the Economic Court of Kiev's decision of February 1, 2002. This decision was appealed to the Court of Cassation, the same court that ruled in favor of Studio 1+1 on April 5, 2001. On November 1, 2002 the Court of Cassation ruled that the decisions taken by the two lower courts had not fully taken into consideration all the facts surrounding the matter before reaching judgment and ordered that the case be returned to the Economic Court of Kiev. The first hearing took place on February 5, 2003.

If the decision in the Ukraine court system is ultimately unfavorable, it could result in a loss of the broadcast license of Studio 1+1. Net revenues and expenses of the consolidated entities of our Ukrainian operations were $24.9 million and $19.0 million respectively in 2002.

We have regulatory challenges in our business in Romania

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

Upon completion of this restructuring we would have majority control over all the key licenses it operates in Romania. Currently we only have minority stakes in the two Romanian license holding companies, albeit with blocking rights. We are dependent on our partners' agreement to the restructuring in order to comply with the new audio-visual law.

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

These markets have economic and legal systems, standards of corporate governance and business practices which continue to develop. Government policies could be altered significantly, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting economic, political or social life. Combined with legal and regulatory systems that could be subject to political pressures, these factors, given the fact that we operate with local partners in all these jurisdictions, create a risk of unfair treatment before the local courts in disputes with our local partners and, ultimately, loss of our business operations, as occurred in the Czech Republic.

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

Operating Companies : MPI and Media Vision
The Company's interest in its Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which the PRO TV, ACASA and PRO TV INTERNATIONAL networks are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks.

Pursuant to the Romanian Agreement, the Company has a 66% voting interest in MPI. Shares of profits of MPI are equal to the partners' equity interests. The Company has the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although the Company has majority voting power in MPI, with respect to certain financial and corporate matters, the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required.

With specific reference to MPI, the certain financial and corporate matters which require approval of the minority shareholders are in the nature of protective rights which are not an impediment to consolidation for accounting purposes.

In addition, in Romania, the Company has a 70% voting interest and share of profits in Media Vision SRL ("Media Vision"), a production and subtitling company. On November 22, 2001 the Company sold its 70% voting and profits interests in Video Vision International SRL ("Video Vision"), a Romanian post-production company and the gain recognized on this sale was $1.8 million.

License Companies : Pro TV Srl and Media Pro Srl

The Company owns a 49% voting and profits interest in Pro TV, Srl which holds 19 of the 22 licenses for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL network. Messrs. Sarbu and Tiriac own substantially all of the remainder of the voting and profits interests of Pro TV, Srl. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which the Company holds 44% of the equity. The remainder is owned by Messrs. Sarbu and Tiriac.

Under an agreement between Mr. Tiriac and Mr. Sarbu, Mr. Tiriac has agreed to transfer his shareholding in the license companies and MPI to Mr. Sarbu following completion of a multi-year series of payments by Mr. Sarbu. Upon completion of these payments, Mr. Sarbu would control the remainder of the shares in the license companies and MPI not owned by the Company.

Operations : PRO TV, ACASA and PRO TV INTERNATIONAL networks
PRO TV is a national television broadcast network in Romania which was launched in December 1995. PRO TV reaches approximately 68% of the Romanian population of 22.4 million, including 100% of the urban population. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 674 cable systems throughout Romania. Independent research from CSOP Gallup/Taylor Nelson Sofres (peoplemeter) in Romania shows that the PRO TV network is currently the top-rated television station in its coverage area, with a nationwide all day audience share of 19.2% during the year ended December 2002.

In February 1998, MPI launched the ACASA network, a station reaching approximately 52% of the Romanian population, including approximately 100% of the urban population via satellite and cable distribution. During the year ended December 2002, ACASA had a nationwide all day audience share of 6.2%, making it the third ranked station in Romania.

The PRO TV INTERNATIONAL network rebroadcasts PRO TV and ACASA programs throughout Europe and in Israel, using the existing PRO TV and ACASA satellite infrastructure. In 2002 MPI entered into a four year agreement under which MPI will provide the Romanian language program content of PRO TV INTERNATIONAL for broadcast in the US at no direct cost to MPI.

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

Programming

The PRO TV network's programming strategy is to appeal to a mass market audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows. PRO TV broadcasts 24 hours of programming daily by means of cable and satellite. In excess of 40% of PRO TV's programming is comprised of locally produced programming, including top rated shows Vacanta Mare (Big Holiday), Leona si Costel and the Teo Show.

MPI has secured exclusive broadcast rights in Romania to broadcast on the PRO TV network a large number of quality American and Western European programs and films produced by such companies as Warner Bros. and Twentieth Century Fox. The PRO TV network also receives foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

The ACASA network broadcasts 24 hours of programming daily by means of cable and satellite. Its programming strategy is to target a female audience with programming including telenovellas, films and soap operas as well as news, daily local production for women and family, talk shows and entertainment. ACASA's viewer demographics are complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television. Approximately 29% of ACASA's total programming is locally produced, including top rated shows Porestiri Adevarde (Newstories) and De 3X Femie (3 Times a Lady).

Advertising

MPI derives revenues principally from the sale of commercial advertising time on the PRO TV and ACASA networks, sold both through independent agencies and media buying groups. The PRO TV network currently serves approximately 100 advertisers, including multinational companies such as Wrigley, Henkel, Mobifon and Procter & Gamble. Procter & Gamble was the largest advertiser on PRO TV and ACASA, accounting for 7% of the combined stations' revenue in 2002.

The PRO TV network is permitted to broadcast advertising for up to 15% of its broadcast time with an additional 5% of broadcast time that may be used for direct sales advertising. There is an overall hourly maximum of 12 minutes that may be allocated to advertising and teleshopping in any one hour for private broadcasters. For public broadcasters this is reduced to 8 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions are the same for public and private broadcasters.

Competition

Prior to the launch of the PRO TV network, TVR 1, a public station, was the dominant broadcaster in Romania. In December 2002, PRO TV achieved an average audience share of 27% in its coverage area, while TVR 1's December 2002 average audience share in PRO TV's coverage area was approximately 11%. TVR 1 reaches 99% of the Romanian population. Other competitors include the second public national station, TVR 2, with a 74% broadcast reach, and privately owned Antena 1, Tele 7 ABC and Prima TV, which reach approximately 68%, 58% and 62% of the population respectively.

Additional competitors include cable and satellite stations. Cable and satellite currently penetrate approximately 51% of the Romanian market. PRO TV competes for advertising revenues with other media such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

Licenses for the television stations which show programming provided by MPI and which broadcast advertising sold by MPI are regulated by the Romanian Media Council. Pro TV 's television licenses have been granted for nine-year periods. Licenses which cover 19% of the Romanian population, including the license for Bucharest, expire from October 2003. To date, licenses have been renewed as they expired. The remaining licenses expire on dates ranging from 2004 to 2008. Under regulations established by the Romanian Media Council and the various licenses of stations which broadcast the PRO TV network, programming and advertising provided by MPI is required to comply with certain restrictions. These restrictions include a requirement that at least 40% of programming be "own" produced.

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

In September 2002, the Romanian Media Council instructed all television stations in Romania to restructure their operations by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as exists between the Company's subsidiary MPI and the two Romanian license holding companies, are not permissible under the new law. The Company is in discussions with its partners in Romania to transfer the operation of the broadcasting licenses from MPI to the main license holding company Pro TV SRL and to increase the Company's stake in Pro TV Srl from the existing 49% to a majority 66% stake as permitted under the new Media Law that came into force on July 22, 2002. In connection with these discussions, it is expected that the secondary license holding company, Media Pro SRL, would apply to the Romanian Media Council to transfer the licenses it owns to Pro TV SRL, as this is also permitted under the new Media Law. The Company is in the process of commencing the legal and regulatory steps required in order to complete this restructuring procedure.

Upon completion of this restructuring the Company would have majority control over all the key licenses it operates in Romania. Currently the Company only has minority stakes in the two Romanian license holding companies, albeit with blocking rights. We are dependent on our partners' agreement to the restructuring in order to comply with the new audio-visual law.

License Renewal

The PRO TV network licenses consist of many local licenses, with varying expiry dates. The licensing procedure in Romania is governed by the 1992 Audiovisual Law ("Audiovisual Law"). According to the Audiovisual Law, the Romanian Media Council is in charge of issuing and renewing licenses. Renewal, as a separate procedure is not described in the Audiovisual Law and therefore expired licenses are subject to bidding procedures similar to those applicable to new licenses. A decision of the Romanian Media Council, however, provides that past broadcasting experience, is a deciding factor in the renewal procedure. All renewal applications have been granted so far by the Audiovisual Council. However there is no assurance that ProTV 's licenses will be renewed. A local Pro TV license, covering certain parts of Bucharest, will expire in 2003.

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

Operating Company : Pro Plus

Pro Plus provides programming to and sells advertising for the broadcast license holders Pop TV and Kanal A. as well as additional affiliates. Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, the Company has restructured its Slovenian operations. As of January 30, 2003 the Company owns 96.85% of the voting and profits interests in Pro Plus with corresponding economic and voting rights. This ownership interest is subject to registration in the Commercial Registry of Slovenia. Prior to January 30, 2003 the Company had 78% of the voting interests in Pro Plus and an effective share of profits of 85.5%.

In connection with the restructuring of its Slovenian operations, the Company has entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to CME for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. CME has the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed during the remainder of 2006 after which the call expires.

License Companies : Pop TV and Kanal A

As of January 30, 2003, Pro Plus owns 100% of Pop TV. Pop TV holds all of the licenses for the Slovenian operations apart from those effectively held by Kanal A. Pro Plus has entered into an agreement with Pop TV, under which Pro Plus provides all programming to Pop TV and sells its advertising for the POP TV network.

The Company controls the operations, economics and the programming of Kanal A, which is the second leading commercial television broadcaster in Slovenia. 90% of the voting and profits interest in Kanal A is being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company. As of January 30, 2003, Pro Plus owns the remaining 10% of Kanal A. Pro Plus has entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising for the KANAL A network.

Operations : POP TV and KANAL A networks

The POP TV network is the leading national commercial television broadcaster in Slovenia and reaches approximately 87% of the population of Slovenia, including Ljubljana, the capital of Slovenia, and Maribor, Slovenia's second largest city. Independent research shows that among main television programs in 2002, the POP TV network had an audience share in its coverage area of 29% all day and 32% in prime time, the largest share of television viewers in Slovenia (Media Services AGB).

The KANAL A network, a national television broadcaster, reaches 80% of the population of Slovenia, including Ljubljana and Maribor. Independent research shows that among main television programs in 2002, the KANAL A network had an audience share of 11% in its coverage area all day and in prime time, making it the third most watched television channel in Slovenia (Media Services AGB).

Programming

The POP TV network's programming strategy is to appeal to a mass market audience through a wide variety of programming including series, movies, news, variety shows and features. The POP TV network broadcasts 18 hours of programming daily, of which approximately 20% is locally produced programming, including top rated international formats, Who Wants to be a Millionaire and Popstars and local series Pod eno streho (Under One Roof) and Trafika (Newstand).

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

The KANAL A network's programming strategy is to complement the programming strategy of the POP TV network with a mixture of locally produced and acquired foreign programs including films and series. The KANAL A network broadcasts for 16 hours daily.

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on the POP TV and KANAL A networks. Current multinational advertisers include firms such as Benckiser, Henkel, Procter & Gamble, Wrigley and Colgate, although no one advertiser dominates the market. During 1999 and 2000, "Peoplemeter" devices were placed in a number of television homes, and they are currently present in 450 homes in Slovenia. They are the primary source for the POP TV network's rating information. The POP TV network is permitted to broadcast advertising for up to 20% of its daily broadcast time (and up to 12 minutes in any hour) and there are also restrictions on the frequency of advertising breaks during films and other programs. The same rules apply to its competitors.

Competition

Historically, the television market in Slovenia has been dominated by SLO 1, a national public television station. The other national public station, SLO 2 provides programming which is complementary to SLO 1. SLO 1 reaches nearly all of Slovenia's TV households, and SLO 2 reaches 97% of Slovenia's TV households. One other private television station, TV3, competes with the POP TV and KANAL A networks in Slovenia. It has achieved a relatively small audience share, less than 1.2%, due primarily to its low budget programming and lack of extensive news programming.

The POP TV and KANAL A networks also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 52% is similar to other countries in Central and Eastern Europe and approximately 12% of households have satellite dishes. In addition, the POP TV and KANAL A networks compete for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

Under Slovenian television regulations, Pop TV , and Kanal A are required to comply with a number of restrictions on programming and advertising. These restrictions include that 20% of the station's daily broadcast time must be internally produced programming (or programming produced on order and on behalf of the broadcaster itself), of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m., and 2% of the station's annual broadcast time must be Slovenian origin films (or other works from the field of literature, science and art). In the future a majority (at present at least 40%) of the station's annual broadcast time will required to be European origin films (or other works from the field of literature, science and art); of which at least 10% of the station's annual broadcast time will be required to be works produced by independent producers, of which at least 50% has to be produced in the last 5 years (a broadcaster presently not broadcasting such percentage of works produced by independent European producers, must increase its present percentage each year). Certain films and other programs may only be broadcast between 12:00 p.m. and 5:00 am, and Pop TV or Kanal A news editors, journalists and correspondents on the POP TV and KANAL A networks must not reflect a biased approach toward news reporting.

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

License Renewals

The POP TV and KANAL A networks operate under licenses regulated pursuant to the Law on Media adopted in 2001 and pursuant to the Law on Telecommunications adopted in 2001. Following a decision by the Slovenian Media Council in July 2002, all of the licenses held by Pop TV and Kanal A have been extended until August 2012.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of 5.4 million where nearly 99% of households have television. Per capita GDP was an estimated $3,804 in 2001 with a GDP growth rate of 3.6% in 2002. Television advertising was approximately $47 million in 2002, in the Slovak Republic according to the Company's estimates.

Operating Company : STS

The Company's interest in STS is governed by a Participants Agreement (the "Slovak Agreement") between the Company and Markiza-Slovakia s.r.o. ("Markiza") forming STS. Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of and holds a 49% voting interest and a 70% share of profits in STS. Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. The Company is entitled to a 70% share of the profits of STS, except that the Company's share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners.

License Company : Markiza

On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% voting interest and a 0.1% share of profits in Markiza. As a result of this acquisition, the Company will be entitled to a 70% share of STS' profits as opposed to 80% prior to the acquisition. The Company now has the right to appoint one of three authorized co-signatories of Markiza, which gives the Company a blocking control over Markiza's significant activities. The ownership transfer to the Company was approved by the Slovak Republic Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

As a result of the change in the Company's entitlement to distribution of profits, the Company has charged the Consolidated Statement of Operations with $2,685,000 in the first quarter 2002, to reflect the reduction in the economic interest based on the Company's value of the investment as at December 31, 2001.

Operations : MARKIZA TV network

The MARKIZA TV network was launched as a national television station in the Slovak Republic in August 1996. The MARKIZA TV network reaches approximately 96% of the Slovak Republic's population, including virtually all of its major cities. According to independent research, the MARKIZA TV network had an average national television viewer share for 2002 of approximately 48% versus 16% for its nearest competitor, STV 1 and JOJ TV had 7% audience share.

Programming

The MARKIZA TV network's programming strategy is to appeal to a broad audience with specific groups targeted in marginal broadcasting hours. The MARKIZA TV network broadcasts an average of 20 hours of programming daily, including news, movies, entertainment programs and sport (including coverage of European Champion's League soccer and Formula One racing). Approximately 38% of the MARKIZA TV network's programming is locally produced, including top rated shows To Aj mudry schybi (Err is Only Human), Milionar (Millionare) and Televizne noviny (TV News).

STS has secured for the MARKIZA TV network exclusive broadcast rights in the Slovak Republic to a large number of popular United States of America and European series, films and telenovellas produced by major international studios including Warner Bros., Universal, IFD, MGM, Carey-Werner, Paramount Pictures, Twentieth Century Fox, Walt Disney Television International and RTL Television. All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language. Foreign news reports and film footage from CNN, Reuters, APTN and SNTV are integrated into news programs on the MARKIZA TV network.

Advertising

STS and Markiza derive revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley, Kraft Jacobs, Ferrero, Suchard, Danone Group, Nestle and Benckiser, though no one advertiser dominates the market. Television stations are permitted to broadcast advertising for up to 15% of total daily broadcast time and up to 20% of broadcast time in any single hour.

Competition

The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until the MARKIZA TV network began broadcasting in 1996. STV1 and STV2 reach nearly all of the Slovak population. The Czech Republic based Nova TV network ceased its cable broadcasting in March 2002 when JOJ TV began to broadcast. The MARKIZA TV network also competes with the private broadcaster TA3 (launched September 2001). JOJ TV and TA3 reach 61% and 41% of the population respectively. The MARKIZA TV network also competes with additional foreign private television stations and foreign satellite stations as well as public television stations located in Austria, the Czech Republic and Hungary with signals that reach the Slovak Republic.

On October 23, 2001, the Slovak Republic Media Council awarded a TV transmission license to TV Global (JOJ TV), a company controlled by Ceska Produckcni 2000 and managed by Vladimir Zelezny, with whom the Company is in dispute in connection with Nova TV in the Czech Republic.

Regulation

Markiza 's broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council. The Slovak Republic Media Council granted the license to operate the MARKIZA TV network to Markiza, for a period of 12 years, expiring in September 2007. The license granted to Markiza remains valid under the Act on Broadcasting and Retransmission.

Under the license pursuant to which Markiza operates and the new legal regulatory framework, Markiza is required to comply with several restrictions on programming, including but not limited to the origin of the programming content. These restrictions include the following broadcast rules: 10% must be public interest programming; broadcasts of first run films and series must have a minimum of 51% European production; no more than 20% of foreign first run films and series may be in the Czech language.

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

License Renewal

Markiza's broadcast license will expire in 2007. According to the Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years. The Slovak Republic Media Council decides on the extension. Applications for extension must be filed 19 months prior to the expiry date. The Slovak Republic Media Council has discretion to grant an extension following its observation of the performance of the station in the preceding license period, including, in particular, the station's contribution to Slovak culture and the development of the Slovak media market.

UKRAINE

General

Ukraine, a parliamentary democracy of 49.1 million people, is the most populous market served by the Company. Nearly 100% of Ukrainian households have television, and cable penetration is approximately 32.6% in cities with a population over 50,000. An estimated per capita GDP of $766 in 2001 with a GDP growth rate of 4.5% in 2002 is the lowest of all the Company's markets.

The Key Agreement among Boris Fuchsmann, Alexander Rodniansky, Studio 1+1, Innova, IMS, CME Ukraine Holding GmbH and CME Ukraine B.V., entered into as of December 23, 1998, grants the Company a 60% share of profits of the Studio 1+1 Group.

In addition to its ownership in the Studio 1+1 Group, the Company also has a passive 30% interest in Gravis, a local television station. This investment was fully written down in a prior period.

Operating Companies : Innova, IMS

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% voting and profits interest in each of Innova and IMS. Innova owns 100% of Inter-media, a Ukrainian company, which in turn holds a 30% voting and profits interest in Studio 1+1, the license holding company in Ukraine.

Ukraine Advertising Holding B.V. ("UAH"), where the Company owned a 60% voting and profits interest, was dissolved in June 2002 following the registration of the sale of its shares in Prioritet, the main vehicle for advertising sales up until January 1 2001, where UAH held a 50% voting and profits interest.

Innova provides programming and production services to Studio 1+1 Ltd, the license holding company. From January 1, 2001, the sale of Studio 1+1 Ltd's advertising air time has been out-sourced to Video International, in which the Company has neither an economic nor a voting interest.

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. At present the Company's voting and profits interest in Studio 1+1 is, indirectly, 18%. Existing agreements commit all the shareholders of Studio 1+1 to increase the direct holding of the Company, or one of its subsidiaries, when legislation permits this.

All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of Studio 1+1, the license holding company, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval.

Operations : STUDIO 1+1 network

The STUDIO 1+1 network broadcasts programming and sells advertising on Ukrainian National Frequency Two ("UT-2"), one of Ukraine's state-owned television channels. UT-2 reaches approximately 95% of Ukraine's population. Television advertising revenue continued to increase in 2002 to approximately $60 million. The STUDIO 1+1 network attained 27% average prime time audience share during 2002 (29% in the target under 45 age group). The STUDIO 1+1 network began broadcasting on UT-2 in January 1997.

Programming

The STUDIO 1+1 network's programming strategy is to appeal to a mass market audience with an emphasis on the below aged 45 target audience. The rating success of the STUDIO 1+1 network has been achieved through a programming strategy that has resulted in a balanced combination of both United States of America originated programming and new, popular, local programs, including Russian criminal and action series and self-produced Ukrainian shows, programs and news scheduled in prime-time. The station broadcasts for 15 hours per day, including locally produced news, variety shows, game shows and magazine programs as well as a broad range of popular and high quality films from international distributors. In 2002, Studio 1+1 produced and co-produced approximately 1,385 hours of programming, which primarily consists of a daily breakfast show, news broadcasts and news related programs, talk shows, criminal investigations, game shows, sport and lifestyle magazine shows and comedy shows. In 2002, such original local programming included top rated shows KVN (Ukrainian league) and Without Taboo.

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

Advertising

The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Kraft Foods, Samsung, Unilever, Coca-Cola, Wrigley, Colgate - Palmolive, Mars and Nestle. The STUDIO 1+1 networkI is permitted to sell 15% of its overall broadcast time for advertising and is subject to restrictions on the frequency of advertising breaks. The advertising restrictions are the same for public and private broadcasters.

UAH transferred its 50% interest in Prioritet, its advertising vehicle, to Video International ("VI"), a Russian based company. This transfer formed part of an overall agreement signed with VI on March 14, 2001, for VI to sell advertising for the Studio 1+1 Group on an exclusive basis up until the end of the broadcasting license in 2006.

Competition

Ukraine is served by six television frequencies: UT-1 which is state run, UT-2 (on which the STUDIO 1+1 network broadcasts for 15 hours a day ) and UT-3 (on which Inter broadcasts for 24 hours per day) all of which are state owned frequencies with effective national coverage , and ICTV, STB and Novi Canal, which are private broadcasters using a series of regional frequencies to establish a network. The state run station UT-1 has a broadcast reach of approximately 98% of the Ukrainian population. Studio 1+1, through UT-2, has a broadcast reach of 95% of the Ukrainian population. The private station Inter, through UT-3, has a broadcast reach of approximately 78% of the Ukrainian population. ICTV and STB, both private stations, reach approximately 32% of Ukraine's population. Inter, the STUDIO 1+1 network's main competitor, has a program schedule which consists primarily of rebroadcasts of the Russian-language ORT network.

Regulation

Studio 1+1provides programming on the UT-2 frequency pursuant to a ten-year television broadcast license contract expiring 31 December 2006. Broadcasts of Studio 1+1's programming and advertising on UT-2 are regulated by the Ukraine Media Council. These agencies enforce Ukraine's media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs. All advertising of beverages with high alcoholic content and tobacco on TV is banned in Ukraine. Programming in the Ukrainian language must account for at least 80% of all programming (including dubbing of purchased programming into the Ukrainian language) and the remaining 20% of programming must be in the Russian language. In addition, programming produced by Studio 1+1 must account for 70% of all programming.

Studio 1+1 is party to a legal action brought against the Ukrainian Media Council by a small television company AITI which seeks to challenge the validity of Studio 1+1's broadcasting license. This is described more particularly in Part I, Item 3, "Legal Proceedings".

License Renewal

The Studio 1+1 license expires in 2006. Licenses in Ukraine are renewed by the Ukraine Media Council in accordance with the terms of the 1995 Act on Television and Radio Broadcasting ("Media Act"). The Ukraine Media Council may extend the license term in an administrative procedure. The license must be extended for another 7 years, if the applicant meets all conditions set forth for a broadcaster in the Media Act. The Company believes it is currently in compliance with all these conditions (see also Part I, Item 3, "Legal Proceedings").

CORPORATE OPERATIONS

The Company's central service organization provides each television operation with a central resource. The service functions provided include sales, financial and legal services, including financial planning and analysis, cost control and network management.

SEASONALITY

The Company, like other television operators, experiences seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, "Quarterly Results and Seasonality" for further discussion.

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

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Note 17 to the Consolidated Financial Statements and "Results of Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3. LEGAL PROCEEDINGS

CZECH REPUBLIC

The Company owns 93.2% of Ceska nezavisla televizni spolecnost, spol. s.r.o. (CNTS). CNTS has a Cooperation Agreement with CET 21, spol. s.r.o. (CET), a company independent of CME and comprised of a number of Czech partners originally led by Dr. Vladimir Zelezny. The agreement is for CNTS to act as an operating company supplying programming and selling advertising for CET, the license holder of the Nova TV network. This agreement is disputed.

History

In January 1993, CET was awarded a terrestrial television broadcast license in the Czech Republic. This license, which was extended in January 2002, expires in January 2017. CET was awarded the license with the full knowledge and understanding of the Media Council that CEDC (the Company's direct predecessor in interest) was a direct participant in the license application. With the involvement of the Media Council, the Company and CET entered into a Memorandum of Association and Investment (the Memorandum of Association) that provided for the creation of the company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV. Nova TV became one of the most successful television stations in Europe.

In 1996 and 1997, however, under compulsion resulting from proceedings initiated by the Media Council, the Company and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association. One such contract (the Cooperation Contract) expressly identified CET as the license holder and the "television broadcasting operator" of Nova TV. Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal. CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 (US $2,600) per month payable to CET.

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

Exclusivity Case

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET's termination of the Cooperation Contract with CNTS is invalid and that CET is obliged to co-operate in broadcasting Nova TV exclusively with CNTS. The Cooperation Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET and CNTS in broadcasting Nova TV. The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again. On July 4, 2002 the City Court of Prague refused CNTS's request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it. CNTS filed an appeal on August 5, 2002.

Transfer of CET's Shares in CNTS

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

ICC Arbitration

On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the ICC Arbitration). The Company s ought the return of US $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company also sought the forgiveness of the US $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $90,901.52 and CZK 262,139,400 (approximately $8,697,000). Furthermore, on September 22, 2002 CME Media Enterprises BV received an additional $20,240,000 from MEF Media Akciova Spolecnost (MEF) without specification of the title of such payment (MEF payment). On December 13, 2002 CME Media Enterprises BV has returned the Nova Consulting shares to a representative of Dr. Zelezny, which resulted in a reduction of CME's shareholding in CNTS to 93.2%.

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

CME UNCITRAL Arbitration

On February 22, 2000, a wholly owned subsidiary of the Company instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic (CME Uncitral Arbitration).

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

On March 6, 2003, the Tribunal informed the parties to the Arbitration "that the Arbitrators have finished their deliberations and will render the Final Award shortly".

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

ROMANIA

The Company was involved in a dispute with a minority shareholder in MPI, Mr. Tiriac, during 2002. As part of this dispute, Mr. Tiriac and his representatives commenced three court actions against MPI. At the request of Mr. Tiriac's lawyers all of these cases were suspended toward the end of 2002 and are in the process of being formally withdrawn. The withdrawal of these court actions was part of an overall agreement reached between Mr. Tiriac and Mr. Sarbu under which Mr. Tiriac agreed to sell his shareholdings in MPI and the Romanian license holding companies in exchange for a multi-year series of payments from Mr. Sarbu.

SLOVENIA

On November 20, 2002, the Company received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. Mrs. Meglic is claiming damages against MMTV in the amount of SIT 190 million (approximately US $ 859,000).

During the period from 1992 to 1994, Mrs. Meglic advanced monies to MMTV. Mrs. Meglic, who was the sole shareholder of MMTV at that time, contends these advances were shareholder loans. In 1995, Mrs. Meglic sold CME a 10% interest in MMTV, which at that time was part of the POP TV network. At the end of 1996, CME agreed to terms that effectively resulted in the buyout of the remaining interest in MMTV held by Mrs. Meglic in consideration of US $5,000,000. Prior to the closing of that transaction in the first quarter of 1997, Mrs. Meglic entered into a loan agreement with MMTV, represented by her husband General Director Marijan Meglic, that ostensibly consolidated the advances made from 1992 to 1994 into a single loan. During the summer of 2002, Mrs. Meglic demanded repayment of the advances plus accrued interest. MMTV sought clarification from Mrs. Meglic of the amounts in dispute. Subsequently, Mrs. Meglic filed suit.

In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US $859,000) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US $131,000)) plus accrued interest. The Company believes Mrs. Meglic's claim is without merit and will defend the claim vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV." On October 10, 2000, the Company's Class A Common Stock was delisted from the Nasdaq National Market. On November 27, 2002, the Company's Class A Common Stock was re-listed on the Nasdaq National Market under the trading symbol "CETV."

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

ITEM 6. SELECTED FINANCIAL DATA

(Selected Financial Data begins on the following page and ends on the page immediately preceding Item 7).

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(US $ 000's, except per share data)
OPERATING DATA:

Net Revenues	$92,602	$73,238	$76,813	$129,323	$174,291

Total station operating costs and expenses	67,501	60,469	77,808	139,405	112,836
Selling, general and administrative expenses	13,183	19,992	19,402	25,898	25,250
Corporate operating costs and development expenses	11,357	8,548	8,578	16,840	22,670
Net arbitration (proceeds)/costs	(16,602)	4,509	2,839	1,913	-
Stock based compensation	3,754	-	-	-	-
Amortization of goodwill	-	1,747	1,670	49,091	10,606
Restructuring charge	-	-	-	-	2,552

Total operating expenses	79,193	95,265	110,297	233,147	173,914

Operating income/(loss)	13,409	(22,027)	(33,484)	(103,824)	377

Loss on write down of investment	(2,685)	-	-	-	-
Equity in income/(loss) of unconsolidated affiliates	2,861	7,137	(514)	(11,021)	(3,398)
Interest and other income	1,389	1,943	3,543	5,974	25,094
Interest and other expense	(15,301)	(19,702)	(21,788)	(20,003)	(42,644)
Change in the fair value of derivative	1,108	(1,576)	-	-	-
Gain on sale of Subsidiaries (1)	-	1,802	-	-	-
Foreign currency exchange gain/ (loss)	(10,231)	1,651	(2,286)	12,983	(6,999)

Gain on discharge of obligation	-	5,188	-	-	-
Gain on sale of investment	-	-	17,186	25,870	-
Other income	-	-	-	8,250	-

Loss before provision for income taxes, minority interest and discontinued operations	(9,450)	(25,584)	(37,343)	(81,771)	(27,570)

Provision for income taxes	(4,135)	(1,381)	(96)	(1,518)	(15,856)

Loss before minority interest and discontinued operations	(13,585)	(26,965)	(37,439)	(83,289)	(43,426)

Minority interest in loss/(income) of consolidated subsidiaries	(599)	2,138	(59)	213	(156)

Net loss from continuing operations	(14,184)	(24,827)	(37,498)	(83,076)	(43,582)

Discontinued operations (2) :
Operating income/(loss) of discontinued operations (Hungary)	-	-	-	(10,208)	(37,576)
Gain on disposal of discontinued operations (Hungary)	-	2,716	-	3,414	-
Operating loss of discontinued operations (Poland)	-	-	-	-	(15,289)
Loss on disposal of discontinued operations (Poland)	-	-	-	-	(28,805)

Net loss	$(14,184)	$(22,111)	$(37,498)	$(89,870)	$(125,252)

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(US $ 000's, except per share data)

PER SHARE DATA:

Net loss per common share from :
Continuing operations – basic and diluted	$(1.07)	$(1.88)	$(2.84)	$(6.44)	$(3.61)
Discontinued operations – basic and diluted	-	0.21	-	(0.53)	(6.77)

	$(1.07)	$(1.67)	$(2.84)	$(6.97)	$(10.38)

Common shares used in computing per share amounts (000s) (3)	13,224	13,224	13,220	12,892	12,064

BALANCE SHEET DATA:

Current assets	101,622	75,153	91,666	103,070	152,283
Non-current assets	75,070	76,112	105,433	133,117	222,224

Total Assets	176,692	151,265	197,099	236,187	374,507

Current liabilities	71,182	74,083	81,285	76,671	97,030
Non-current liabilities	201,386	165,978	181,692	194,752	211,770

Total Liabilities	272,568	240,061	262,977	271,423	308,800

Shareholders' Surplus/(deficit)	$(95,876)	$(88,796)	$(65,878)	$(35,236)	$65,707

OTHER DATA:

Net cash provided by (used in) operating activities	11,084	(17,074)	(15,529)	(12,702)	(9,172)
Net cash provided by (used in) investing activities	(2,372)	5,550	19,516	14,364	(74,857)
Net cash provided by (used in) financing activities	18,061	(3,829)	(2,398)	(6,377)	22,267

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

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters

	Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(US $ 000's, except per share data)

Income Statement data:
Net Revenues	17,261	27,096	17,177	31,068
Operating Profit/(Loss)	(4,884)	696	20,528	(2,931)
Net Profit/(Loss)	(11,903)	(12,316)	14,842(1)	(4,807)
Net Profit/(Loss) per Share:
Basic	(0.90)	(0.93)	1.12	(0.36)
Diluted	-	-	(0.09)	-

	Year Ended December 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(US $ 000's, except for share data)

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

(1) The net profit of $14,842,000 in the three months ended September 30, 2002 was primarily due to the receipt of $28,953,000 following the Company's dispute with Dr. Zelezny. See Part I, Item 3, "Legal Proceedings" for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations

The Company's consolidated net revenues for 2002 have increased by 26% compared to 2001 primarily due to significant growth in the Ukrainian and Slovenian operation's net revenues. Total station operating costs for 2002 have increased by 12% compared to 2001 primarily attributable to planned increases on amortization of programming at the Romanian and Ukrainian operations and a write down in value of asset held for sale. Our consolidated net loss for 2002 improved to a loss of $14,184,000 from a loss of $22,111,000 in 2001.

Related party matters - Overview

There is a limited local market for many specialist TV services in the countries in which the Company operates. Therefore, the Company does not consider it possible to provide an assurance that fair market prices and payment terms are in place for such services, many of which are provided by parties known to be connected to the Company's local partners. The Company continues to review all of these arrangements.

Romania

Past Due Accounts Receivable

The total gross accounts receivable on the Company's Consolidated Balance Sheet in respect of the Company's Romanian operations was $15,544,000 at December 31,2002, 33% ($5,129,520) of which were more than 360 days old. This represents an improvement from 35% of Romanian receivables reported as at both December 31, 2001 and September 30,2002. Subsequent to December 31,2002 and before the filing date, $7,762,000 was received with respect to Romanian receivables, of which $860,000 related to Romanian receivables more than 360 days old. The result of these improvements was that $831,000 of the Company's total bad debt provision was released during the fourth quarter of 2002. On the Company's Consolidated Balance Sheet the total provision for bad debt is $7,481,000 of which the provision for Romanian bad debts is $5,733,000.

Tax provision

In the Company's Consolidated Balance Sheet are current tax liabilities and estimated interest and penalties on outstanding tax liabilities. A significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at the Company's Romanian subsidiaries. A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. This rescheduling is permitted under Romanian law subject to written application demonstrating compliance with a series of objective criteria. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate and may have to cease operations entirely unless they can arrange financing to secure the required funds or the shareholders (including CME) determine to inject equity into the business.

Audio visual law and Romania operations restructure.

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

In September 2002, the Romanian Media Council instructed all television stations in Romania that they to restructure their operations by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as exist between MPI and the two Romanian license holding companies, are not permissible under the new law. The Company is in discussions with its partners in Romania to transfer the operation of the broadcasting licenses from MPI to the main license holding company Pro TV and to increase the Company's stake in Pro TV from the existing 49% to a majority 66% stake as permitted under the new Media Law that came into force on July 22, 2002. In connection with those discussions, it is expected that the secondary license holding company, Media Pro , would apply to the Romanian Media Council to transfer the licenses it owns to Pro TV , as this is also permitted under the new Media Law. The Company is in the process of commencing the legal and regulatory steps required in order to complete this restructuring procedure. However, there can be no certainty that this transaction will be approved by the Romanian Media Council.

Upon completion of this restructuring the Company would have majority control over all the key licenses it operates in Romania. Currently the Company only has minority stakes in the two Romanian license holding companies, albeit with blocking rights.

Related Party Matters

A "related" party is one in which we have determined that a shareholder has direct control or influence; a "connected" party is one in which we are aware of a family or business connection to a shareholder.

The Cooperation Agreement between CME, Mr Sarbu and Mr Tiriac requires that related party transactions be approved by the shareholders. This process was exercised informally during the start-up phase of the Romanian operation.

Mr Sarbu, the General Director and key minority shareholder in our Romanian operations in Romania, has extensive business interests in Romania, particularly in the media sector. Due to the limited local market for many specialist television services in Romania, companies related or connected to Mr Sarbu were often the sole or primary supplier of the services that MPI required, and much of the Romanian business was developed based on services supplied by Mr Sarbu's companies.

In 2002, the shareholders of MPI decided to review related party transactions, bring services in-house where possible and place additional controls over the remaining related party transactions.

Description of related party transactions

In 1995 the Company loaned Inter Media srl, a company related to Mr Sarbu, $1.3 million to purchase an interest in the building in which Pro TV operates. This interest in the building was to be sold to MPI at a fair market valuation that was to be determined. In 2002 an independent valuation of the building was obtained by CME. This valuation was substantially less than Mr. Sarbu's view of the building's value and the transaction could not therefore be concluded. Mr Sarbu argues that in anticipation of the sale of the building to MPI, his affiliated company charged a substantially lower rental fee to MPI and is now claiming the difference and intends to offset the outstanding rental fee against the loan. MPI in anticipation of the sale made substantial improvements to the building that would normally be done at the cost of the building owner. As a result the Company, Pro TV and Mr Sarbu (via his affiliated company) are in negotiation regarding the amount of monies that may be outstanding to unwind this transaction. The Company has accrued $600,000 as a potential liability on its December 31,2002 balance sheet.

The total purchases from companies related or connected with Mr Sarbu in 2002 were approximately $4.4 million (2001 : $11.1 million). The total sales to companies related or connected with Mr Sarbu in 2002 were approximately $1.0 million (2001 : $1.8 million). At December 31, 2002 companies connected but not related to Mr Sarbu had an outstanding balance due to the Company of $2,687,000 (2001 : 2,807,000).

Historically, companies in which Mr Sarbu has an interest have paid MPI more slowly than have independent third parties, while amounts due to these companies were paid promptly by MPI. This combination resulted in a decrease in cashflow to MPI to the detriment of its stockholders, including the Company.

In March 2002, as a result of the increasing amount and age of the related and connected party receivables in Romania, the Audit Committee of the Board of Directors of the Company commissioned an investigation into the related party transactions occurring in its Romanian operations. A report was provided to the Committee by independent accountants (not the Company's auditors) which confirmed that a number of transactions entered into by the Company's subsidiaries in Romania with parties related to Mr Sarbu had not been properly approved by the shareholders of the subsidiaries. Further, related party receivables of the subsidiaries were significantly in arrears while related party payables were paid promptly. Additionally, a number of transactions not declared as related party transactions may have been related party transactions. As a result the Committee recommended strict controls to prevent future occurrences of any such irregularities and to improve the collection of receivables, credit management and authorization of related party transactions in the Romanian operations. To implement this, the shareholders of MPI have unanimously approved resolutions requiring a higher level of review and control over related party transactions, credit control and collection of receivables.

During 2002, the Company included an amount of $671,000 for related party barter in exchange for programming rights from Mr Sarbu's companies in its revenue and expenses for the Romanian operations.

At the end of 2002, the Company's year end internal audit process detected that some advertising time had been bartered to businesses related to Mr. Sarbu, in excess of amounts that had been approved. The most significant barter arrangement was with a programming provider related to Mr. Sarbu which sold advertising spots in exchange for programming. This sale of airtime was brought in-house from January 1, 2003 and since then airtime spot sales have been made directly to clients rather than bartered for programming supplied by Mr. Sarbu's company.

It is difficult to determine whether the Company received fair value in these transactions due to the limited local market for many specialist television services in Romania and the fact that many of the companies providing these services are related or connected to Mr. Sarbu. Since the value of this barter is shown as both revenue and expense in our financial statements but the impact on our net income is zero, we do not believe the related party nature of these barter transactions has had a significant effect on our financial statements.

The Company's internal controls detected these unauthorised related party transactions, and further review has led us to implement new internal controls at MPI and the Company to discourage repetition of related party barter by ensuring discovery in a more timely manner. These include improved local controls over the reconciliation of invoicing to the actual advertising spots shown on TV as well as a quarterly review by Company corporate staff of advertising sales figures to ensure that all airtime is correctly invoiced. However, no control can prevent an executive manager from exceeding his authority.

These unapproved related party barter transactions were in violation of the Co-operation Agreement and Mr Sarbu's employment agreement. Mr. Sarbu has been informed, orally and in writing, and through a Board resolution passed by the local MPI Board, that disciplinary action will result from further unauthorized related party transactions . We believe that the local board resolution has impressed upon Mr Sarbu the importance of strict and formal adherence to the Company's internal control framework.

In the six months prior to March 2003 the net amounts due to MPI from related and connected companies have significantly reduced and at March 31, 2003 stand at $315,000 net due from related parties and $1,363,000 due from connected parties.

Accounting for related party barter

The Company's Romanian operations have certain related party barter arrangements in place in Romania. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, the Company has devised an appropriate method of valuation for the receipt of programming. This methodology takes into account the average cost per hour of acquired programming to Pro TV as well as the time at which the bartered programming is shown.

Slovenia

On December 13, 2002, Pro Plus entered into an agreement to purchase the interests in Pro Plus and Pop TV held by certain partners of Tele 59 d.o.o. ("Tele 59"). At that time Tele 59 held a 21% voting but a 14.5% effective share of profits in Pro Plus and a 49% voting and profits interest in Pop TV d.o.o.. The amount agreed was Euro 5,000,000 (approximately US$ 5.3 million). This agreement was subject to the satisfaction of a number of conditions precedent, including the securing of financing for the transaction and the receipt of necessary regulatory approvals. Subsequently, Pro Plus executed a Euro 8,000,000 (approximately US$ 8.4 million) term loan agreement with Bank Austria Creditanstalt d.d. and Nova Ljubljanska Banka d.d. and a portion of the proceeds were used to the complete the purchase of the Tele 59 partners' interests as above.

In January 2003, the Ministry of Culture of the Republic of Slovenia, which is vested with authority to oversee the implementation of the media law in Slovenia, approved the ownership by Pro Plus of interests in excess of 20% in more than one broadcaster. On January 29, 2003, following receipt of that approval, Pro Plus completed the acquisition of the interests of certain partners of Tele 59 d.o.o. As part of the restructure the Company was left with no interest in Tele 59 . On January 30, 2003, the Company restructured its operations in Slovenia. Pursuant to that restructuring, the Company now holds a voting and share of profits interest in Pro Plus equal to 96.85%, subject to registration in the Commercial Registry of Slovenia.

Related party matters

In connection with the restructuring of its Slovenian operations, the Company has entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% voting and profits interests of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to CME for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. CME has the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed during the remainder of 2006 after which the call expires.

Slovak Republic

Following elections in the Slovak Republic on September 20, 2002, the ANO political party, founded by Mr. Pavol Rusko, an executive in Markizaand STS, obtained a number of seats in the national parliament. On November 1, 2002, Mr. Rusko was appointed a deputy chairman of the parliament. In order to comply with Slovak conflict of interest rules, Mr. Rusko has resigned from his position as an executive of STS (the operating company for the MARKIZA TV network) and of Markiza. In addition, following receipt of approval from the Company, he has transferred his indirect 17% ownership interest in Markiza to a third party. The Company does not believe that the resignation of Mr. Rusko will have a significant impact on its Slovak operations.

On November 1, 2001, the Slovak Republic Media Council announced it would monitor the political content of the MARKIZA TV network's news coverage as a result of Mr. Rusko launching the ANO political party. Should the actions of Markiza be found to be in violation of the Slovak Act on Broadcasting and Retransmission, significant financial penalties may be imposed. Under existing agreements, STS would be liable to cover the costs of any potential financial penalties.

Related party matters

The operating company in the Slovak Republic, STS, has loaned the Company approximately $4.8 million, the full amount of the available loan facility. The Company has a 49% voting interest in STS and, by agreement with Markiza, the license holding company, is entitled to a 70% share of the profits of STS. The loan is repayable by the Company on December 1, 2005 and bears interest at a rate of BRIBOR+2.2% (BRIBOR – 3 month as at December 31,2002 was 6.4%), which rate we believe is comparable to independently negotiated third party rates.

STS, the operating company of our investment in the Slovak Republic, has a number of contracts with companies connected to Jan Kovacik, a local partner, for the provision of TV programs. Many of these contracts are for programs such as "Millionaire" that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2002 sales were $2,145,000 (2001 : $2,386,000), and the total amount due to STS from this agency at December 31, 2002 was $1,819,000 (2001 : $1,720,000).

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

Related Party Matters

The Company contracts with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann.

The Company made in 1998 a loan to Mr Fuchsmann with a total balance outstanding at December 31st , 2002 of $3,838,000, an interest rate of 10% and a final due date of November 2006 as disclosed in Note 14 of Item 8.

Czech Republic

The Company, through a wholly owned subsidiary, is still a party to arbitration proceedings against the Czech Republic. (For a further discussion, See Part I, Item 3, "Legal Proceedings").

Following the dispute between CNTS and CET, the Company minimized its operations in the Czech Republic during 2001. The Company intends to sell its building and all of its remaining assets in the Czech Republic as required to mitigate the Company's damage claim. CNTS will continue to pursue the outstanding legal claims against CET and the Czech Government. (See Part I, Item 3, "Legal Proceedings" for a further discussion). On July 25, 2002 the Company received $8,713,002 from CET 21 a payment of the amounts pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny.

In July 2002, the Company paid its share of a capital increase in CET of $270,000 to maintain increase its ownership percentage from 1.25% to 3.125%. The registration is pending and is subject to the outcome of a lawsuit between CME/CEDC and CET regarding the validity to transfer CEDC's shares in CET to the Company.

Corporate

Financing arrangement with GoldenTree Asset Management LLC

On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC ("GoldenTree"). The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. The loan matures on June 15, 2004 with an early repayment option at the election of the Company. This financing together with partial repayment of inter-company debt due to the Company from its subsidaries was used as additional working capital. The principal terms of the loan are as follows:

Compensation is payable in the form of interest, commitment and draw-down fee, and the issuance of warrants on any draw date. Any warrants issued are at an exercise price equal to the average price of Company shares of the last 26 days of trading prior to the closing of the financing. The first 348,000 warrants were issued at an exercise price of $5.0075.

Interest is applied at 12% per annum to any balances drawn down. A commitment fee of 1.5% on $30 million was paid on signing and a draw down fee of 1.5% of the borrowed amount was paid on the first draw-down. A 1.5% fee will be payable on any additional draw-down.

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

On draw down of the first tranche of $15 million, 348,000 new share warrants were issued. In the event of a further $15 million draw down a further 348,000 new warranties will be issued. In the event of early repayment, the Company at its option may make a cash payment or issue additional warrants, to a maximum of 348,000 additional warrants per $15 million of draw down, so that a 40% annual rate of return inclusive of the interest of 12% is achieved. At maturity the Company, to meet its obligation of providing a 40% annual rate of return inclusive of 12% interest, may issue additional warrants up to a maximum of 348,000 additional warrants per $15 million of draw down but has no obligation to make any cash payment

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

Both of the two-for-one stock splits: (i) had no effect on the par value of the company's Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company's Class A Common Stock from $185,138 to $740,552; and (iii) increased the value of the authorized share capital of the Company's Class B Common Stock from $79,347 to $317,388.

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

Program Rights Costs – The Company acquires programming to broadcast. This programming is the primary source of the Company's ability to generate advertising revenue. Program rights acquired by the Company under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized as follows: with regard to certain prime time feature films, the asset is amortized by 90% for the first run and 10% for the second run; all other programming is amortized by 100% on a first showing. The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted accordingly.

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

Additional Information

The Company, like other television operators, experiences seasonality (see Item 6 "Quarterly Results and Seasonality"), with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in television operations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. The Company has incurred and might in the future incur expenses conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses. The Company also engages in barter transactions in which its stations exchange commercial advertising time for goods and services.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued FAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material effect on the financial statements of the Company.

Accounting for Stock Based Compensation

In December 2002, FASB issued FAS No. 148, "Accounting stock based compensation – transition and disclosure, an amendment of FASB statement No.123". This Statement amends FASB Statement No. 123, Accounting for stock based compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, our adoption of FAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will also require us to disclose these effects in the interim financial statements .

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 – "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interests entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created.

Foreign Currency

The Company generates revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT"), Ukrainian hryvna ("Hrn") and Czech korunas ("Kc") and incurs expenses in those currencies as well as British pounds, U.S. dollars and Euros. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in U.S. dollars and other foreign currencies. The Company's operating entities in Romania, Slovenia, the Slovak Republic and Ukraine, balance sheet accounts are translated from foreign currencies into U.S. dollars at the relevant period end exchange rate, while statement of operations accounts are translated from foreign currencies into U.S. dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

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

Liquidity and Capital Resources
The Company's key liquidity issue is the requirement to repay or refinance its Senior Notes (on which the principal amount outstanding is $175,349,000 at December 31,2002) which fall due in August 2004. We do not expect cash on hand at December 31, 2002 plus revenues which may be generated from operations between now and August 15, 2004 to be sufficient to fund the payment of the Senior Notes at maturity. Our ability to refinance or repay the Senior Notes will depend upon the outcome of pending litigation concerning our former Czech Republic operations and our ability to collect from the Czech Republic any final award determination (see Part I, Item 3, "Legal Proceedings") and/or our ability to attract equity investors. If we are unsuccessful in these respects and are not able to repay or refinance the Senior Notes, we are unlikely to be able to continue operations.

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

Net cash provided by financing activities was $18,061,000 in 2002 compared to net cash used by financing activities of $3,829,000 in 2001. The change of $21,890,000 was primarily attributable to the company drawing down the first $15 million tranche of the GoldenTree facility, receiving $2.2 million as a loan from STS and the company's subsidiary, Pro Plus drawing down Euro 5 million (approximately $5.3 million) of its Euro 8 million (approximately $8.4 million) loan agreement with Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d.

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

In current tax liabilities, the significant movement is a result of two elements :
1) The Company making a provision for $3 million related to its agreement with the Dutch Tax authorities. Payment to the Dutch Tax authorities is to be made from any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings.
2) The Company's decrease in provision for potential tax liabilities in Romania.

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
(2)  A facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC, maturing in June 2004. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. This agreement provides for the Company to pay approximately $450,000 in interest payments each quarter with a balloon payment on the outstanding principal in June 2004. An investment fee is payable in the form of new share warrants amounting to a maximum of 1,392,000 shares of Class A common stock of the Company. (For further discussion, see Part 11, Item 8, Note 2, "Financing of Operating and Capital Needs".)
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
(5)   A loan to the Company of SKK100million (approximately $2.5 million) from its unconsolidated affiliate, STS pursuant to a loan agreement for SKK187million (approximately $4.7 million) . The first tranche of SKK100 million (approximately $2.5 million) was drawn down on August 2, 2002. A second and third tranche of SKK 20 million (approximately $500,000) each were drawn down on January 27, 2003 and February 24, 2003. The Company has requested a fourth and fifth draw down of SKK 20 million (approximately $500,000) and SKK 27 million (approximately $675,000) in March 2003 and April 2003, respectively.

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
(2)  A Slovak bank, Vseobecna uverova banka a.s.,( "VUB"), has lent STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3.8 million), a facility supported by charges over the assets and receivables of STS s.r.o. This has been partly used by STS to lend cash to the Company and will offset future payments of dividends in the order of SKK 90 million (approximately $2.2 million), thereby improving cashflow to the Company. The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2.5 million) and by way of an overdraft facility of up to SKK 50 million (approximately $1.2 million). Repayments by STS are due to the lender by way of six-monthly instalments of SKK 5 million (approximately $125,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1.7 million) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over Bratislava Inter Bank Official Rate ("BRIBOR"). A facility fee of SKK 350,000 (approximately $9,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

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

Cash-flows from Subsidiaries

The primary internal sources of cash available for the Company's corporate operating costs and development expenses are debt repayment, dividends and other distributions from its Subsidiaries.

The laws under which the Company's operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of the Company's Dutch and Netherlands Antilles Subsidiaries, the Company's voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In Slovenia distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. The Company cannot compel the distributions of dividends by STS. The Company's voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only Subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999.

Cash (net of recharges) received from CME's subsidiaries and partners for 2002 was $18,418,000 compared to $17,570,000 for 2001. During 2002, the Company received the following net amounts from its operations: Ukraine $3,987,000, Romania $180,000, Slovenia $6,369,000, Slovak Republic $6,342,000 and the Czech Republic $1,538,000.

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

Country		Total Outstanding (US $ 000's)
Ukraine		$18,127
Romania		45,973
Slovenia	(1)	13,063
Slovak Republic		489
Czech Republic		162

Total		77,814

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

The future contractual obligations of the Company are as follows:

Contractual Obligations	Payments due by period ($ 000's)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$244,730	$18,807	$215,859	$1,011	$9,053
Capital Lease Obligations	818	137	260	137	284
Operating Leases	6,554	1,443	1,266	1,171	2,674
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-
Total Contractual Obligations	$252,102	$20,387	$217,385	$2,319	$12,011

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Net Revenues

The Company's consolidated net revenues increased by $19,364,000 or 26%, to $92,602,000 in 2002. This increase was primarily attributable to significant growth in the Ukrainian and Slovenian operations' net revenues. In Ukraine, there was significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group which has the effect of increasing the group's consolidated sales. In Slovenia, there were one-off revenues associated with the Slovenian operation's coverage of the 2002 FIFA Football World Cup and the effect of the Slovenian tolar depreciating in value against the Euro, in which local sales are denominated.

The net revenues of the Company's Slovenian operations increased by $5,400,000 or 19% to $33,864,000 in 2002. The increase in net revenue was affected by the US dollar decreasing in value by 1.6% against the Slovenian tolar (SIT) and 5.4% against the Euro, respectively, during 2002. In local currency terms, net revenues increased by SIT 11,872,000 or 17% due to real increases in the local TV advertising market, and the Slovenian operation's coverage of the 2002 FIFA Football World Cup.
The net revenues of the consolidated entities of the Company's Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1 ) increased by $14,532,000, or 140%, to $24,883,000 in 2002. This increase was significantly effected by increased sales from a subsidiary to an associate within the Studio 1+1 Group.

The net revenues of the Romanian operations increased by $994,000 or 3% to $33,547,000 in 2002. This increase reflects a stable market share in an increasing TV advertising market.

The total sales to companies related or connected with Mr Sarbu in 2002 were approximately $1.0 million (2001 : $1.8 million).

Station Expenses

Total station operating costs and expenses (including amortization of rights and depreciation of fixed assets and other intangibles) increased by $7,032,000 or 12%, to $67,501,000 in 2002. The increase in total station operating costs was primarily attributable to planned increases in amortization of the Company's Romanian and Ukrainian programming rights and a write down in value of asset held for sale.

The Romanian operations recorded an increase in station operating costs of $351,000 or 1% to $27,001,000 in 2002. The increase is primarily attributable to a higher amortization for programming rights in 2002 compared to 2001 when the station targeted reducing on-air costs. This increase is partly offset by the operation's cost control measures, implemented in 2001, which led to reductions in production, broadcast operation and staff costs.
The total purchases from companies related or connected with Mr Sarbu in 2002 were approximately $4.4 million (2001 : $11.1 million). This decline was the result of the MPI board's review and consequent bringing in-house of a number of services previously provided by these companies.

In 1995 the Company loaned Inter Media srl, a company related to Mr Sarbu, $1.3 million to purchase an interest in the building in which Pro TV operates. This interest in the building was to be sold to MPI at a fair market valuation that was to be determined. In 2002 an independent valuation of the building was obtained by CME. This valuation was substantially less than Mr. Sarbu's view of the building's value and the transaction could not therefore be concluded. Mr Sarbu argues that in anticipation of the sale of the building to MPI, his affiliated company charged a substantially lower rental fee to MPI and is now claiming the difference and intends to offset the outstanding rental fee against the loan. MPI in anticipation of the sale made substantial improvements to the building that would normally be done at the cost of the building owner. As a result the Company, Pro TV and Mr Sarbu (via his affiliated company) are in negotiation regarding the amount of monies that may be outstanding to unwind this transaction. The Company has accrued $600,000 as a potential liability in station operating costs in Romania in 2002 against a nil accrual in 2001.

The station operating costs of the Company's Slovenian operations increased by $1,502,000 or 8% to $20,926,000 in 2002. This is due to increased investment in local production, in particular production of the one-off 2002 FIFA Football World Cup, and the effect of the dollar decreasing in value against the Slovenian tolar. Partially offsetting this, a cost control program delivered significant savings in other operating areas.

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

The Czech Republic's operations' general and administrative costs increased by $707,000, from $221,000 in 2001 to $928,000 in 2002. The increase is a result of a reversal of a provision for legal costs which were not subsequently incurred, based on legal progress in 2001.

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

On July 25, 2002 the Company received $8,713,002 from CET as payment of the amounts owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny. The Company has treated the total receipt of $28,953,002 as a credit to the income statement as detailed in the table below. Arbitration Costs include all costs of and relating to the ICC Arbitration Tribunal against Dr Zelezny, and additionally, all costs relating to the arbitration proceedings against the Czech Republic, (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the year ended December 31, 2001 were previously classified in Corporate operating costs and development expenses.

	For the Years Ended December 31, (US$ 000's)
	2002	2001
Arbitration Related Proceeds	$(28,953)	$-
Arbitration Related Costs	12,351	4,509

Net Arbitration Related (Proceeds)/Costs	$(16,602)	$4,509

In accordance with FIN 44, the Company has charged $3,754,000 in 2002 with regard to stock based compensation. (For further discussion, see Part II, Item 8, Note 11, "Stock Option Plans".)

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

Results Below Operating Income/(Loss)

The loss on the write down of investment for 2002 was $2,685,000 compared to $nil for 2001. This increase is due to the 12.5% write down of the Company's investment in STS due a change in the Company's ownership. On January 18, 2002, the Company entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, the Company will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion, see Part I, Item 1, "Business").

As explained in Part I, Item 1, "Business" some of the Company's broadcasting licenses are held by unconsolidated affiliates over which the Company has minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income of unconsolidated affiliates was $2,861,000 for 2002 compared to an equity in income of unconsolidated affiliates of $7,137,000 for 2000. This change of $4,276,000 is detailed below:

	For the Years Ended December 31, (US$ 000's)
	2002	2001	Change
Slovak operations	$4,169	$1,832	$2,337
Ukrainian operations	(587)	5,305	(5,892)
Romanian operations	(1,611)	-	(1,611)
Slovenian operations	890	-	890

Equity in income/(loss) of unconsolidated affiliates	$2,861	$7,137	$(4,276)

Net Revenues in the Slovak Republic increased from $34,696,000 in 2001 to $38,397,000 in 2002 as a result of continued economic development and our ability to maintain market share and increase prices.

Segment EBITDA (as defined and reconciled in Note 17 of Item 8) in the Slovak Republic increased from $6,033,000 in 2001 to $7,132,000 in 2002 as a result of cost control, particularly on production costs.

The contribution to Net Income from the Slovak Republic operations increased for the above reasons from $1,832,000 in 2001 to $4,169,000 in 2002.

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

A gain on the sale of a subsidiary of $1,802,000 was realized in 2001, relating to the sale of Video Vision. On November 22, 2001 the Company sold its 70% interest in Video Vision for the initial price that the Company paid for its 70% stake. The gain on sale reflects a write back of prior years' losses from this subsidiary.

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

Year ended December 31, 2001 compared to year ended December 31, 2000

Net Revenues

The Company's consolidated net revenues decreased by $3,575,000 or 5%, to $73,238,000 for 2001. This decrease was primarily attributable to a decrease in the net revenues of its Romanian operations. This decrease was partially offset by increases in the net revenues of the Company's Ukrainian and Slovenian operations.

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

The station operating costs of the Company's Slovenian operations increased by $2,133,000 or 12% to $19,424,000 in 2001. This is the result of the Company acquiring control over the operations, economics and programming of Kanal A on October 11, 2000.

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

The Ukrainian operations recorded a decrease of $9,837,000 in operating costs to $11,438,000 in 2001, a result of the Company's decision to write down $9,836,000 of the carrying value of the goodwill relating to the Studio 1+1 assets in 2000. The review of goodwill was conducted according to FAS 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets Disposed of." Partially offsetting the decrease in depreciation and amortization charges, are increased salaries, production costs and acquired programming charges.

Station selling, general and administrative expenses were $19,992,000 in 2001, an increase of $590,000. The increase in selling, general and administrative expenses was attributable to a $5,185,000 increase in the bad debt expense at the Romanian operations, and an increase in Ukraine across all categories, offset by savings at CNTS. CNTS has achieved a decrease of $3,643,000 to $225,000 in 2001 as a result of a reversal of a provision for legal costs which were not subsequently incurred, based on legal progress in 2001. See Part I, Item 3, " Legal Proceedings" for further discussion on the ongoing dispute between CNTS and CET.

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

Net Revenues in the Slovak Republic increased to $34,696,000 in 2001 from $33,155,000 in 2000 as a result of continued economic development and our ability to maintain market share and increase prices.

Segment EBITDA in the Slovak Republic increased to $6,033,000 in 2001 from $4,386,000 in 2000 as a result of the implementation of cost control programs on acquisition costs and on production costs.

For the above reasons, the contribution to Net Income from the Slovak Republic operations increased from a deduction of $1,773,000 in 2000 to a contribution of $1,832,000 in 2002.

Net interest and other expense decreased by $486,000 to $17,759,000 in 2001 compared to an expense of $18,245,000 in 2000.

The 2001 change in the fair value of the derivative was a provision for a net loss of $1,576,000 due to the mark to market revaluation of the Royal Bank of Scotland interest rate swap transaction which has been valued in accordance with FAS 133.

A gain on the sale of a subsidiaries of $1,802,000 was realized in 2001, relating to the sale of Video Vision. On November 22, 2001 the Company sold its 70% interest in Video Vision for the initial price that the Company paid for its 70% stake. The gain on sale of the subsidiary was $1,802,000 which reflects a write back of prior years' losses from this subsidiary.

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

Forward-looking Statements

This report contains forward-looking statements, including statements regarding the potential damages to be awarded to the Company and the timing of any announcement in connection with the arbitration tribunal's decision determining the quantum of damages caused by the Czech Republic's violation of the Netherlands – Czech Republic Bilateral Investment Treaty, the Company's operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in the Company's markets, future investments in existing television broadcast operations, anticipated changes in the Company's structure in Romania, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of operations and cash flows of the Company, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where the Company currently operates and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to , legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors and the ability to collect on the Czech Republic arbitration award.

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

A major component of the Company's foreign currency exchange rate risk is the Euro 71.6 million (approximately US$75 million) Senior Notes. These Notes were valued at US$75.0 million and US$63.6 million as at December 31, 2002 and 2001, respectively.

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

Interest Rate Table as at December 31, 2002

Expected Maturity Dates	2003	2004	2005	2006	Thereafter

Total Debt in US$ 000's
Fixed Rate	-	114,157	-	-	-
Average Interest Rate	-	9.7%	-	-	-

Total Debt in Euros 000's
Variable Rate	-	-	-	-	5,000
Average Interest Rate	-	-	-	-	6.00%
Fixed Rate	-	71,502	-	-	-
Average Interest Rate	-	8.13%	-	-	-

Total Debt in Kc 000's
Variable Rate	-	-	249,764	-	-
Average Interest Rate	-	-	5.86%	-	-

Variable Interest Rate Sensitivity as at December 31, 2002

			Yearly interest charge if interest rates increase by ($000s):

Value of Debt as at December 31, 2002 (US$ 000's)	Interest Rate as at December 31, 2002	Yearly Interest Charge (US$ 000's)	1%	2%	3%	4%	5%

8,304 (Kc 250 million)	6.25%	$519	$602	$685	$708	$851	$934
5,208 (Euro 5 million)	6.0%	$312	$365	$417	$469	$521	$573
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheet of Central European Media Enterprises Ltd. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000, prior to the addition of the transitional disclosures discussed in Note 5, were audited by other auditors who have ceased operations. Those auditors expressed in their report dated March 27, 2002 an unqualified opinion on those statements.

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

As discussed in Note 5, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets".

As discussed above, the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by FAS No. 142, "Goodwill and Other Intangible Assets". We audited the transitional disclosures in Note 5. In our opinion, the transitional disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than in respect of such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

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
(US$ 000's, except per share data)

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2002 and 2001
(US$ 000's, except share and per share data)

	December 31, 2002	December 31, 2001
LIABILITES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Short term payables to bank	$-	$1,576
Accounts payable and accrued liabilities	36,856	37,582
Duties and other taxes payable	18,088	21,127
Income taxes payable	5,181	602
Current portion of credit facilities and obligations under capital leases	8,440	10,785
Investments payable	1,256	1,256
Advances from related parties	1,361	1,155

Total current liabilities	71,182	74,083
NON-CURRENT LIABILITES
Long-term portion of credit facilities and obligations under capital leases	20,518	707
$100,000,000 9 3/8% Senior Notes due 2004	99,964	99,942
Euro 71,581,961 8 1/8% Senior Notes due 2004	75,036	63,621
Other liabilities	3,849	1,618

Total non-current liabilities	199,367	165,888
Minority interests in consolidated subsidiaries.	2,019	90
Commitments and Contingencies (Note 12)
SHAREHOLDERS' DEFICIT:
Class A Common Stock $0.08 par value:

Authorized: 100,000,000 shares at December 31, 2002 and December 31, 2001; issued and outstanding : 9,256,884 at December 31, 2002 and 2001	740	740

Class B Common Stock $0.08 par value:

Authorized: 15,000,000 shares at December 31, 2002 and December 31, 2001; issued and outstanding : 3,967,368 at December 31, 2002 and 2001	318	318
Additional paid-in capital	360,401	355,591
Accumulated deficit	(452,011)	(437,827)
Accumulated other comprehensive loss	(5,324)	(7,618)

Total shareholders' deficit	(95,876)	(88,796)
Total liabilities and shareholders' deficit	$176,692	$151,265

All Class A and Class B Common Stock has been retrospectively adjusted to reflect the two-for-one stock splits which occurred on August 16, 2002 and January 10, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000's, except share and per share data)

	For the Years Ended December 31,
	2002	2001	2000
Net revenues	$92,602	$73,238	$76,813
STATION EXPENSES:
Operating costs and expenses	36,099	36,323	37,160
Amortization of programming rights	20,205	12,815	15,994
Depreciation of station fixed assets and other intangibles	7,751	11,331	24,654
Write down in value of asset held for sale	3,446	-	-

Total station operating costs and expenses	67,501	60,469	77,808
Selling, general and administrative expenses	13,183	19,992	19,402
CORPORATE EXPENSES:
Corporate operating costs and development expenses	11,357	8,548	8,578
Net arbitration related (proceeds)/costs	(16,602)	4,509	2,839
Stock based compensation	3,754	-	-
Amortization of goodwill	-	1,747	1,670

Operating income/(loss)	13,409	(22,027)	(33,484)
Loss on write down of investment	(2,685)	-	-
Equity in income/(loss) of unconsolidated affiliates	2,861	7,137	(514)
Net interest and other expense	(13,912)	(17,759)	(18,245)
Change in fair value of derivative	1,108	(1,576)	-
Gain on sale of subsidiaries	-	1,802	-
Foreign currency exchange gain/(loss), net	(10,231)	1,651	(2,286)
Gain on sale of investment	-	-	17,186
Gain on discharge of obligation	-	5,188	-

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(9,450)	(25,584)	(37,343)
Provision for income taxes	(4,135)	(1,381)	(96)

Income/(loss) before minority interest and discontinued operations	(13,585)	(26,965)	(37,439)
Minority interest in (income)/loss of consolidated subsidiaries	(599)	2,138	(59)

Net income/(loss) from continuing operations	(14,184)	(24,827)	(37,498)

Discontinued operations: Gain on disposal of discontinued operations (Hungary)	-	2,716	-

Net income/(loss)	$(14,184)	$(22,111)	$(37,498)

PER SHARE DATA:
Net income/(loss) per share
Continuing operations – Basic and Diluted	$(1.07)	$(1.88)	$(2.84)
Discontinued operations – Basic and Diluted	-	0.21	-

Total	$(1.07)	$(1.67)	$(2.84)

Weighted average common shares used in computing per share amounts:
Basic and Diluted (‘000s)	13,224	13,224	13,220

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(US$ 000's)

	Compre-hensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accum-ulated Deficit	Accu-mulated Other Compre-hensive Income/(Loss)	Total Share-holders' Surplus/ (Deficit)

BALANCE, December 31, 1999		185	79	356,385	(378,218)	(13,667)	(35,236)
Stock Dividends		555	239	(794)			-
Comprehensive income/(loss):
Net income/(loss)	(37,498)				(37,498)		(37,498)
Other comprehensive income/(loss):
Unrealized translation adjustments	6,856					6,856	6,856

Comprehensive income/(loss)	(30,642)

Stock issued:
Capital contributed by shareholders		-	-	-	-	-	-

BALANCE, December 31, 2000		740	318	355,591	(415,716)	(6,811)	(65,878)

Comprehensive income/(loss):
Net income/(loss)	(22,111)				(22,111)
Other comprehensive income/(loss):
Unrealized translation adjustments	(807)					(807)	(807)

Comprehensive income/(loss)	(22,918)

Stock issued:
Capital contributed by shareholders		-	-	-	-	-	-

BALANCE, December 31, 2001		740	318	355,591	(437,827)	(7,618)	(88,796)

Stock Based Compensation				3,754			3,754

Warrants Issued				1,048			1,048
Comprehensive income/(loss):
Net income/(loss)	(14,184)				(14,184)		(14,184)
Other comprehensive income/(loss):
Unrealized translation adjustments	2,294					2,294	2,294
Comprehensive income/(loss)	(11,890)

Stock issued:
Capital contributed by shareholders		-	-	8	-	-	8

BALANCE, December 31, 2002		$740	$318	$360,401	$(452,011)	$(5,324)	$(95,876)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (US$ 000's)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(14,184)	$(22,111)	$(37,498)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in income/(loss) of unconsolidated affiliates	(2,861)	(7,137)	514
Depreciation and amortization	29,194	26,674	42,864
Loss on write down of investment	2,685	-	-
Loss on write down of assets held for resale	3,446	-	-
Gain on discharge of obligation	-	(5,188)	-
Gain on disposal of investment	-	-	(17,186)
Stock based compensation	3,754	-	-
Minority interest in loss of consolidated subsidiaries	599	(2,138)	59
Foreign currency exchange loss/(gain), net.	10,231	(1,651)	2,286
Net change in:
Accounts receivable	(826)	3,819	(7,967)
Program rights costs	(23,280)	(15,647)	(15,518)
Advances from affiliates..	163	1,855	10,756
Other short-term assets	787	7,876	2,238
Accounts payable and accrued liabilities	1,480	(7,093)	4,736
Short term payables to bank.	(1,576)	1,576	-
Income and other taxes payable	1,472	2,091	(813)

Net cash provided by/(used in) operating activities	11,084	(17,074)	(15,529)

CASH FLOWS FROM INVESTING ACTIVITIES:

Other investments	(271)	-	(13,163)
Cash proceeds from disposal of discontinued operations	-	-	4,416
Cash proceeds from disposal of investments	-	-	37,250
Restricted cash	(2,606)	(2,110)	3,161
Acquisition of fixed assets	(2,690)	(2,333)	(617)
Proceeds from disposal of fixed assets	536	2,371	-
Loans and advances to affiliates	3,243	6,892	(8,171)
License costs, other assets and intangibles	(584)	730	(3,360)

Net cash provided by/(used in) investing activities	(2,372)	5,550	19,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facilities and payments under capital leases	16,803	(5,899)	(2,087)
Receipts from/(payments to) minority shareholders	1,320	2,070	(311)
Capital contributed by shareholders	8	-	-
Other long-term liabilities	(70)	-	-

Net cash received from/(used in) financing activities	18,061	(3,829)	(2,398)

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	818	(104)	(1,069)

Net increase/(decrease) in cash and cash equivalents	27,591	(15,457)	520
CASH EQUIVALENTS, beginning of period	22,053	37,510	36,990
CASH EQUIVALENTS, end of period	$49,644	$22,053	$37,510

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$14,536	$15,106	$16,664
Cash paid for income taxes (net of refunds)	$326	$261	$623
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Acquisition of property, plant and equipment under capital lease	$-	$344	$195

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

1. ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd. ("CME"), a Bermuda corporation, was formed in June 1994. CME's assets are held through a series of Dutch and Netherlands Antilles holding companies. CME, invests in, develops, and operates national and regional commercial television stations and networks in Central and Eastern Europe.

Romania

Operating Companies : MPI and Media Vision

The Company's interest in its Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") among the Company, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which the PRO TV, ACASA and PRO TV INTERNATIONAL networks are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks.

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

Slovenia

Operating Company : Pro Plus

Pro Plus provides programming to and sells advertising for the broadcast licenseholders Pop TV d.o.o "Pop TV" and Kanal A.d.d. as well as additional affiliates. Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, the Company has restructured its Slovenian operations. As of January 30, 2003 the Company owns 96.85% of the equity in Pro Plus and has a corresponding economic interest. This ownership interest is subject to registration in the Commercial Registry of Slovenia. Prior to January 30, 2003 the Company owned 78% of the equity in Pro Plus and an effective economic interest of 85.5%.

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

License Companies : Pop TV d.o.o and Kanal A

As of January 30, 2003, Pro Plus owns 100% of the equity of Pop TV . Pop TV holds all of the licenses for the Slovenian operations apart from those effectively held by Kanal A d.d. Pro Plus has entered into an agreement with Pop TV, under which Pro Plus provides all programming to Pop TV and sells its advertising.

The Company controls Kanal A d.d., which is the second leading commercial television broadcaster in Slovenia. 90% of the equity interest in Kanal A d.d. is being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for the Company. As of January 30, 2003, Pro Plus owns the remaining 10% of Kanal A d.d.. Pro Plus has entered into an agreement with Kanal A d.d., under which Pro Plus provides all programming to Kanal A d.d. and sells its advertising.

Slovak Republic

Operating Company : STS

The Company's interest in Slovenska Televizna Spolocnost, s.r.o.("STS") is governed by a Participants Agreement (the "Slovak Agreement") between the Company and Markiza-Slovakia s.r.o. ("Markiza") forming STS. Pursuant to the Slovak Agreement, the Company is required to fund all of the capital requirements of, and holds a 49% voting interest and is entitled to a 70% share of profits of STS. Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, the Company is entitled to 70% of the profits of STS, except that the Company's share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by the Company. A Board of Representatives directs the affairs of STS, the composition of which includes two designees of the Company and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners.

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

As a result of the change in the Company's entitlement to distribution of profits, the Company has charged the Consolidated Statement of Operations with $2,685,000 in the first quarter of 2002, to reflect the reduction in the economic interest based on the Company's value of the investment as at December 31, 2001.

Ukraine

Operating Companies : Innova, IMS

The Studio 1+1 Group consists of several entities in which the Company holds direct or indirect interests. The Company owns a 60% equity interest in each of Innova Film GmbH ("Innova") and International Media Services ("IMS"). Innova holds 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1 Ltd, the license holding company in Ukraine.

Ukraine Advertising Holding B.V. ("UAH"), where the Company owned a 60% equity interest, was dissolved in June 2002 following the registration of the sale of its shares in Prioritet, the main vehicle for advertising sales up until January 1 2001, where UAH held a 50% interest.

Innova provides programming and production services to Studio 1+1 Ltd, the license holding company. From January 1, 2001, the sale of Studio 1+1 Ltd's advertising air time has been out-sourced to Video International ("VI"), in which the Company has neither an economic nor a voting interest.

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

Czech Republic

The Company owns 93.2% of Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CNTS has a Cooperation Agreement with CET 21, spol. s.r.o. ("CET"), a company independent of CME and comprised of a number of Czech partners originally led by Dr. Vladimir Zelezny. This agreement is disputed.

History

In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic. On January 31, 2002 the Nova license was extended until 2017. CET was awarded that license with the full knowledge and understanding of the Czech Republic Media Council that CEDC (the Company's direct predecessor in interest) was a direct participant in the license application. With the involvement of the Czech Republic Media Council, the Company and CET entered into a Memorandum of Association and Investment (the "Memorandum of Association") that provided for the creation of a company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV.

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

It is the Company's intention, in order to mitigate its damages claim and improve its liquidity, to sell its Czech assets during 2003. The sale of these assets will trigger repayment of a loan of $8,304,000 currently not otherwise due until 2005.

2. FINANCING OF OPERATING AND CAPITAL NEEDS

The Company had cash of $49,644,000 at December 31, 2002 to enable it to finance its future activities compared to $22,053,000 as at December 31, 2001.

In 2002, cash (including CNTS dividends, inter-company charges, repayment of related party personal loans and net advances) received from the Company's subsidiaries and partners for 2002 was $18,418,000 compared to $17,570,000 for 2001. In addition to this, the Company received an amount of $28,953,000 owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal. (See Note 18. "Net Arbitration Related (Proceeds)/Costs").

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

Financing arrangement with GoldenTree Asset Management

On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to draw down an additional tranche of $15 million. The loan matures on June 15, 2004 with the facility of early repayment at the option of the Company. The principal terms of the loan are as follows:

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

On draw down of the first tranche of $15 million, 348,000 new share warrants were issued. In the event of a further $15 million draw down a further 348,000 new warrants will be issued. In the event of early repayment, the Company at its option may make a cash payment or issue additional warrants, to a maximum of 348,000 additional warrants per $15 million of draw down, so that a 40% annual rate of return inclusive of the interest of 12% is achieved. At maturity the Company, to meet its obligation of providing a 40% annual rate of return inclusive of 12% interest, may issue additional warrants up to a maximum of 348,000 additional warrants per $15 million of draw down and is not obligated to provide further cash.

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

Principles of Consolidation

The financial statements of entities in which the Company holds more than a majority voting interest are consolidated. Entities in which the Company holds less than a majority voting interest but over which the Company has the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method. Consequently, the accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and the results of the Romanian, Slovenian, and certain entities of the Ukraine operations, and the Czech Republic (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of the Slovak Republic and the license companies in Romania and Slovenia and certain entities of the Ukrainian operations, (the "Unconsolidated Affiliates") in which the Company has, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method. Note 21. details the consolidation policy for each legal entity in which the company has an interest.

Revenue Recognition

Revenues primarily result from the sale of advertising time and are recognized in the period in which advertising is aired. The Company's policy is that discounts and agency commission are recognized in the period in which the advertising is aired and are reflected as a reduction in net revenue.

Barter Transactions

Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used in accordance with Financial Accounting Standard ("FAS") FAS 63.

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

Impairment of Long-lived assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with FAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced by the cost to dispose of such assets.

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

Foreign Currency

The reporting currency of the Company is the US dollar. The financial statements of the Company's operations whose functional currency is other than the U.S. dollar are translated from such functional currency to U.S. dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are accumulated within a separated component of shareholders' equity while transactional gains and losses are recognised in the Statement of Operations.

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

Capital Leases

Assets acquired under capital leases, and offsetting capital lease obligations, are stated at the lesser of the present value of the minimum lease payments less executory costs and the asset's fair value at the inception of the lease term. Minimum lease payments are allocated between capital lease obligation reductions and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the obligation.

Stock-Based Compensation

The Company accounts for its compensatory stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company has issued stock options with exercise prices equal to the market value of the underlying stock on the date of grant. (See Note 11, "Stock Option Plans").

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

Both of the two-for-one stock splits: (i) had no effect on the par value of the company's Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of the Company's Class A Common Stock from $185,138 to $740,552; and (iii) increased the value of the authorized share capital of the Company's Class B Common Stock from $79,347 to $317,388.

All share and per share information in this Form 10-K has been retroactively adjusted to reflect both two-for-one stock splits.

5. GOODWILL AND INTANGIBLE ASSETS

Effective with the adoption of FAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. The Company completed its initial assessment of goodwill impairment in the second quarter of 2002, and its annual assessment in the fourth quarter of 2002, which resulted in no impairment charges. The Company assesses goodwill impairment in the fourth quarter of each year.

Goodwill arose on the acquisitions of the Company's operations in Slovenia and Ukraine. It represents the difference between the purchase price and the fair value of the assets received. The carrying value is reviewed for impairment on an annual basis.

Goodwill represents the Company's excess cost over the fair value of net assets acquired. The Company's goodwill arose on its acquisitions in Slovenia and Ukraine. Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142. In accordance with FAS No. 142, if the fair value of a reporting unit does not exceed its carrying amount, the carrying amount of reporting unit goodwill is compared to the implied fair value of that goodwill and an impairment loss is recognized in an amount equal to any excess, up to the carrying amount of goodwill. The Company's operations in both Slovenia and Ukraine have been determined to be reporting units. Fair value of these reporting units is estimated through reference to their estimated future cash flows and other internal and external factors. These estimates of future cash flow are prepared using supportable assumptions about future events and uncertainties and involve the use of a discount rate that reflects consistent assumptions. On an annual basis, we compare the book value of the Company's indefinite-lived assets with their eastimated fair values. Fair value of broadcast license costs is determined based on our estimate of the resale value of a license company in Slovenia. Fair value of license acquisition costs is determined based on our estimate of the cost to set up a broadcast license company in Eastern Europe.

The following transitional pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the twelve months ended December 31, 2001 and 2000.

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000

	Net Income/(Loss) (US$ 000's)	Net Income/(Loss) per Share	Net Income/(Loss) (US$ 000's)	Net Income/(Loss) per Share

Amounts as reported	$(22,111)	$(1.88)	$(37,498)	$(2.84)
Amortization, net of income taxes	1,747	0.13	1,670	0.13
Total	$(20,364)	$(1.75)	$(35,828)	$(2.71)

As no amortization expense was recorded during the year ended December 31, 2002, pro forma net loss and pro forma loss per share are equal to reported net loss and loss per share for the year.

The gross amount and accumulated amortization of amortizable intangible assets as at December 31, 2002, 2001 and 2000 was as follows:

	For the Year Ended December 31, 2002 (US$ 000's)
	Gross Amount	Accumulated Amortization	Net Amount
License costs and other intangibles:
License acquisition cost	$5,758	$(4,252)	$1,506
Broadcast license cost	2,203	(2,033)	170
Software license cost	4,109	(3,641)	468

Total	$12,070	$(9,926)	$2,144

Goodwill
Slovenian operations	$20,146	$(6,041)	$14,105
Ukrainian operations	22,096	(18,000)	4,096
Other	-	-	-

Total	$42,242	$(24,041)	$18,201

	For the Year Ended December 31, 2001 (US$ 000's)
	Gross Amount	Accumulated Amortization	Net Amount
License costs and other intangibles:
License acquisition cost	$6,592	$(5,086)	$1,506
Broadcast license cost	3,043	(2,889)	154
Software license cost	2,352	(1,893)	459

Total	$11,987	$(9,868)	$2,119

Goodwill
Slovenian operations	$18,545	$(5,830)	$12,715
Ukrainian operations	22,096	(18,000)	4,096

Other	-	-	-

Total	$40,641	$(23,830)	$16,811

	For the Year Ended December 31, 2000 (US$ 000's)
	Gross Amount	Accumulated Amortization	Net Amount
License costs and other intangibles:
License acquisition cost	$5,357	$(4,367)	$990
Broadcast license cost	440	(327)	113
Software license cost	2,970	(1,915)	1,055

Total	$8,767	$(6,609)	$2,158

Goodwill
Slovenian operations	$19,515	$(3,589)	$15,926
Ukrainian operations	22,096	(17,180)	4,916

Other	8,968	(8,901)	67

Total	$50,579	$(29,670)	$20,909

The aggregate amortization expense for the two years ended December 31, 2002 and 2001 were $89,263 and $87,594, respectively. The approximate amortization expense for each of the five years succeeding the period ended December 31, 2002, including license acquisition and broadcast license cost, is as follows

Year ending December 31, ($ in 000s)
	2003	2004	2005	2006	2007

License costs and other intangibles:
License acquisition cost	-	-	-	-	-
Broadcast license cost	-	-	-	-	-
Software license cost	117	117	117	117	-

Total	117	117	117	117	-

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:

		December 31

	Useful Lives Years	2002 US$ 000's	2001 US$ 000's

Land and buildings	25-50	$9,949	$8,903
Station machinery, fixtures and equipment	4-8	47,171	44,587
Other equipment	3-8	3,971	2,216
Construction in progress	-	231	2,161

		61,322	57,867
Less – Accumulated depreciation		(47,244)	(41,225)

		$14,078	$16,642

Assets held under capital lease
Cost		$1,048	$999

Depreciation		(167)	(96)

Net Book Value		$881	$903

In addition to the above assets, the asset held for sale relates to the Company's building and other remaining assets in the Czech Republic.

7. OTHER ASSETS

Other assets consist of the following:

	December 31,

	2002 US$ 000's	2001 US$ 000's

Current:
VAT recoverable	$118	$318
Other	4,023	4,990

	$4,141	$5,308

Long term:
Satellite transponder deposits	$852	$773
(See Note 12, "Commitments and Contingencies")
Capitalized debt costs	2,184	2,451
Other	1,250	2,041

	$4,286	$5,265

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

For the Year Ended December 31 (US$ 000's)
2002
Income taxes at Netherlands Rates (35% for all years)	$(3,308)
Difference between Netherlands rates and rates applicable to international subsidiaries	4,378
Income tax credits	-
Change in valuation allowance	65
Other (Netherlands tax settlement)	3,000

Income Tax Provision	$4,135

The following table shows the significant components included in deferred income taxes as at December 31:

	For the Year Ended December 31, (US$ 000's)
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

9. INVESTMENTS PAYABLE

	December 31

	2002	2001

	US$ 000's	US$ 000's

Short Term:

Payable to other	$1,256	$1,256

Included in the $1,256,000 are amounts due in respect of investments made in prior periods.

10. LOAN AND OVERDRAFT OBLIGATIONS

Group loan obligations and overdraft facilities consist of the following:

		December 31,

		2002 US$ 000's	2001 US$ 000's

CME B.V.
GoldenTree Asset Management Facility	(a)	$14,193	$-
Ceska Sporitelna Loan	(b)	8,304	7,028

Romanian Operations
Long-term loan	(c)	-	989
Overdraft Facility	(d)	-	2,660
Slovenian Operations
Long-term loan	(e)	5,643	-
Capital lease, net of interest, and unsecured short-term loans		582	530
Ukrainian Operations
Capital lease, net of interest, and unsecured short-term loans	(f)	236	285

Less current maturities		(8,440)	(10,785)

		$20,518	$707

CME B.V.

(a) On July 31, 2002 CME Media Enterprises BV, a wholly owned subsidiary of the Company, agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. The Company drew down the first $15 million tranche on August 5, 2002 and has an option to drawn down an additional tranche of $15 million. The loan matures on June 15, 2004 has a fixed interest rate of 12% and has a facility of early repayment at the option of the Company. For further details, see Note 2. "Financing of operating and capital needs".

(b) On August 1, 1996, the Company entered into an agreement for the purchase of the 22% economic interest of Ceska Sporitelna Bank ("CS") in CNTS and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion (approximately $33 million). The Company has also entered into a loan agreement with CS to finance 85% of the purchase price which is secured by an assignment of a dividend receivable by the Company from CNTS. The loan which had an outstanding principal balance at December 31, 2002 of Kc 249,764,513 (approximately $8.3 million) and matures November 2005 has been restructured. The agreement provides for the Company paying approximately $150,000 in interest payments each quarter with a balloon payment of the principal in November 2005. This loan bears a variable interest rate of the Prague Inter-Banking Official Rate ("PRIBOR") plus 3.5%. As at December 31, 2002 a rate of 6.25% applied to this loan. This loan has been classified as a current liability as a consequence of a decision to sell the Czech Republic building in 2003, on which this loan is secured.

Romania

(c) The long-term loan, obtained from Tiriac Bank was fully paid as at December 31, 2002.

(d) The overdraft facility which was obtained from Tiriac Bank and matured in October 2002 was fully paid.

Slovenia

(e) In December, 2002 Pro Plus entered into a Euro 8,000,000 (approximately $8.4 million) loan agreement with BACA and Nova Ljubljanska banka d.d. which matures in February, 2009. This loan is secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep EUR 900,000 (approximately $0.9 million) on deposit with BACA. On December 19, 2002, the Company drew down Euro 5 million (approximately $5.3 million). This loan bears a variable interest rate of the European Inter-Banking Official Rate ("EURIBOR") plus 3%. As at December 31, 2002 a rate of 6% applied to this loan.

Ukraine

(f) In 2001 Innova signed a lease agreement for uplink transmission equipment. The capital lease matures in 2005 and bears interest at a rate 10%.

Total Group

At December 31, 2002, maturities of debt, excluding Senior Notes, are as follows:

Total US$ 000's

2003	$-
2004	14,193
2005	8,304
2006	-
2007	-
2008	-
2009	5,208

Total	$27,705

It is the Company's intention to sell its remaining Czech assets during 2003. The sale of these assets will trigger repayment of $8,304,000 currently not due until 2005.

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

(2) A Slovak bank, Vseobecna uverova banka a.s.,( "VUB"), has lent STS s.r.o., a 49% owned subsidiary of the Company, SKK 150 million (approximately $3,750,000), a facility supported by charges over the assets and receivables of STS s.r.o. This has been partly used by STS to lend cash to the Company and will offset future payments of dividends in the order of SKK 90 million (approximately $2,250,000), thereby improving cashflow to the Company. The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2,500,000) and by way of an overdraft facility of up to SKK 50 million (approximately $1,250,000). Repayments by STS are due to the lender by way of six-monthly instalments of SKK 5 million (approximately $125,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1,750,000) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 350,000 (approximately $9,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

Debt with Unconsolidated Affiliate

STS s.r.o has agreed a loan to the Company for SKK187million (approximately $4.7 million) . The first tranche of SKK100 million ($2.5 million) was drawn down on August 2, 2002. A second and third tranche of SKK 20 million (approximately $500,000) each were drawn down on January 27, 2003 and February 24, 2003. The Company has requested a fourth and fifth draw down of SKK 20 million (approximately $500,000) and SKK 27 million (approximately $675,000) in March 2003 and April 2003, respectively.

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

On September 18, 1998, the Company adopted the Stock Appreciation Rights Plan. This plan allows the Company to grant up to 500,000 Stock Appreciation Rights (SARs). The SARs are subject to the same vesting and other general conditions as options granted under the Revised and Restated 95 Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which the Company's stock price exceeds the exercise price at the time of exercise, if any, rather than purchase the Company's shares. On September 3, 1998, 72,675 SARs were granted, of which 8,500 remain exercisable. No amount has been charged to the Statement of Operations in respect of these SARs in any year including the current year, because the Company's stock price has never exceeded the exercise price at any year end since the SARs were granted.

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

		Year Ended December 31, (US$ 000's, except per share data)

		2002	2001	2000

Net Loss from continuing operations	As Reported	(14,184)	(24,827)	(37,498)
	Pro Forma	(14,823)	(25,500)	(40,150)
Net income/(Loss) from discontinued operations	As Reported	-	2,716	-
	Pro Forma	-	2,716	-
Net Loss	As Reported	(14,184)	(22,111)	(37,498)
	Pro Forma	(14,823)	(22,784)	(40,150)
Net Loss Per Common Share from ($)	As Reported	(1.07)	(1.88)	(2.84)
Continuing operations – basic and diluted	Pro Forma	(1.12)	(1.93)	(3.04)
Net Loss Per Common Share from ($)	As Reported	-	(0.21)	-
Discontinued operations – basic and diluted	Pro Forma	-	(0.21)	-
Total net Loss Per Common Share ($)	As Reported	(1.07)	(1.67)	(2.84)
Basic and Diluted	Pro Forma	(1.12)	(1.72)	(3.04)

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

Transfer of CET 21's Shares in CNTS

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

ICC Arbitration

On April 26, 1999, a wholly-owned subsidiary of the Company filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the "ICC Arbitration") . The Company s ought the return of US $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which the Company purchased from Dr. Zelezny Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS. The Company also sought the forgiveness of the US $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $90,901.52 and CZK 262,139,400 (approximately $8,697,000). Furthermore, on September 22, 2002 CME Media Enterprises BV received an additional $20,240,000 from MEF Media Akciova Spolecnost ("MEF") without specification of the title of such payment ("MEF payment"). On December 13, 2002 CME Media Enterprises BV has returned the Nova Consulting shares to a representative of Dr. Zelezny, which resulted in a reduction of CME's shareholding in CNTS to 93.2%.

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

On March 6, 2003, the Tribunal informed the parties to the Arbitration "that the Arbitrators have finished their deliberations and will render the Final Award shortly".

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

ROMANIA

The Company was involved in a dispute with a minority shareholder in MPI, Mr. Tiriac, during 2002. As part of this dispute, Mr. Tiriac and his representatives commenced three court actions against MPI. At the request of Mr. Tiriac's lawyers all of these cases were suspended toward the end of 2002 and are in the process of being formally withdrawn. The withdrawal of these court actions was part of an overall agreement reached between Mr. Tiriac and Mr. Sarbu under which Mr. Tiriac agreed to sell his shareholdings in MPI and the Romanian license holding companies in exchange for a multi-year series of payments from Mr. Sarbu.

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

In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US $859,000) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US $131,000)) plus accrued interest. The Company believes Mrs. Meglic's claim is without merit and will defend the claim vigorously.

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

Operating Lease Commitments

For the fiscal years ended December 31, 2002, 2001, and 2000 the Company paid aggregate rent on all facilities of $826,000, $1,250,000, and $1,178,000 respectively. Future minimum operating lease payments at December 31, 2002 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At December 31, 2002 (US$ 000's)

2003	$1,443
2004	633
2005	633
2006	633
2007	538
2008 and thereafter	2,674

Total	$6,554

13. INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Company holds the following investments in unconsolidated affiliates.

	CME Voting Interest	As at December 31, 2002 (US$ 000's)	As at December 31, 2001 (US$ 000's)
STS	49%	$20,469	$21,483
CET 21	3.125%	277	6
Tele 59	10%	889	-
Other	-	2	13

		$21,637	$21,502

14. RELATED PARTY TRANSACTIONS

Related party transactions involve transactions between the Company and its stations, shareholders and partners and transactions between the stations and their shareholders and partners.

	At December 31, (US$ 000's)
	2002	2001

Consolidated Balance Sheet Items – Current Assets
Advances to related parties
Boris Fuchsmann	$1,000	$1,600
Adrian Sarbu	-	170
Affiliates of Media Vision	13	96
Affiliates of Innova and Studio 1+1	1,188	1,004
Affiliates of POP TV	647	700
Affiliates of POP TV d.o.o.	45	-

Other	949	3,776

	$3,842	$7,346

Consolidated Balance Sheet Items – Non-Current Assets
Loans to related parties
Boris Fuchsmann	$2,838	$2,850
Inter Media s.r.l.	1,302	1,302
Media Pro Pictures	1,347	1,347
Other	2,255	1,777

	$7,742	$7,276

Consolidated Balance Sheet Items – Current Liabilities
Amounts due from related parties
Tele 59	$77	$39
MMTV	-	253
Marijan Jurenec	-	25
Affiliates of MPI	1,022	552
Affiliates of Media Vision	262	286

	$1,361	$1,155

Statement of Financial Accounting Standards No. 57 (FAS 57), "Related Party Disclosures", sets forth the requirements under GAAP concerning transactions with related parties. Item 404 of Regulation S-K requires disclosure of certain relationships and transactions with related parties. The Company complies with this directive.

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

There are a number of agreements between license and service companies for the sale of air time and the purchase of programming. These agreements are disclosed in Note 1, "Organization and Business". A number of partners have loans from the Company or are shareholders in companies to which loans have been made. (See table above).

Accordingly, the following disclosure is made:

Romania
The Company has a number of transactions and arrangements with companies owned or connected to Adrian Sarbu, one of the local minority shareholders and General Director of MPI. The total purchases from companies related or connected with Mr Sarbu in 2002 were approximately $4.4 million (2001 : $11.1 million). The total sales to companies related or connected with Mr Sarbu in 2002 were approximately $1.0 million (2001 : $1.8 million). At December 31, 2002 companies connected but not related to Mr Sarbu had an outstanding balance due to the Company of $2,687,000 (2001 : $2,807,000).
The shareholders of MPI have unanimously approved resolutions requiring a higher level of review and control over related party transactions. The Board of MPI has reviewed all material services currently contracted with both third parties and related parties and has brought these services in house where cost saving made this appropriate.

The Company's internal control procedures have highlighted that, without the Company's prior approval, advertising time was bartered to businesses related to our partner Mr. Sarbu. This barter was in exchange for certain programming rights. The Company has now formally notified Mr. Sarbu that such unapproved transactions are outside the terms of the Co-operation Agreement as well as his employment agreement and has taken action to ensure that Mr. Sarbu and local management are aware of the consequences should such transactions be repeated.

Slovenia

There are no material agreements or relationships.

Slovak Republic

STS, our operating company in the Slovak Republic, has a number of contracts with companies connected to Jan Kovacik, a local partner, for the provision of TV programs. Many of these contracts are for programs such as "Millionaire" that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2002 sales were $2,145,000 (2001 : $2,386,000), and the total amount due to STS from this agency at December 31, 2002 was $1,819,000 (2001 : $1,720,000).

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
	Year Ended December 31, (US$ 000's)

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

At December 31, 2002 (US$ 000's)

2003	$137
2004	150
2005	110
2006	65
2007	72
2008 and thereafter	284

Total	$818

17. SEGMENT DATA

The Company evaluates the performance of its operations on a geographic basis. The Company's reportable segments are comprised of Romania, Slovak Republic, Slovenia and Ukraine.
The Company evaluates the performance of its segments based on Segment EBITDA, which is also used as a target for management bonuses. Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to the Company's segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:
  expenses presented as corporate expenses in the Company's consolidated statements of operations (i.e., corporate operating costs and development expenses, net arbitration related costs/proceeds, stock based compensation and amortization of goodwill);
  changes in the fair value of derivatives;
  foreign currency exchange gains and losses;
  Certain unusual or infrequent items (e.g., gains and losses/impairments on assets or investments).

Segment Broadcast Cash Flow is determined as segment EBITDA before program rights amortization less cash paid for programming. Segment Broadcast Cash Flow is used by management as a complement to segment EBITDA in order to evaluate whether future program commitments and expenditure are being made at a higher or lower cost than actual usage of program library.
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

Below is a table which reconciles the Company's Segment EBITDA and Segment Broadcast Cash Flow to its consolidated US-GAAP results for the years ended December 31, 2002, 2001, and 2000:

	Segment Financial Information

	For the Years Ended December 31, (US$ 000's)

	Net Revenues		Segment EBITDA		Segment Broadcast Cash Flow

	2002	2001	2002	2001	2002	2001

Station
Romania	$33,547	$32,553	$6,347	$(2,007)	$4,607	$(3,522)
Slovak Republic (Markiza TV)	38,397	34,696	7,132	6,033	7,774	6,922
Slovenia (POP TV and Kanal A)	33,864	28,465	11,052	8,367	11,884	7,932
Ukraine (Studio 1+1 Group)	31,732	23,098	6,892	4,613	4,930	4,509

Total Combined Operations' Net Revenues / Segment EBITDA	$137,540	$118,812	$31,423	$17,006	$29,195	$15,841

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$92,602	$73,238	$(9,450)	$(25,584)	$(9,450)	$(25,584)
Other Consolidated Entities:
Czech Republic (CNTS)	(308)	(1,869)	900	(630)	900	(630)
Write down of asset held for sale	-	-	3,446	-	3,446	-
Corporate Expenses	-	-	15,111	10,295	15,111	10,295
Net Arbitration (Proceeds)/Costs	-	-	(16,602)	4,509	(16,602)	4,509
Unconsolidated Affiliates:
Ukraine (Studio 1+1 Group)	6,849	12,747	276	7,495	276	7,495
Slovak Republic (Markiza TV)	38,397	34,696	7,132	6,033	7,132	6,033
Other operations (Hungary)	-	-	-	-	-	-
Station Depreciation	-	-	7,751	11,331	7,751	11,331
Loss on write down of investment	-	-	2,685	-	2,685	-
Equity in income/(loss) of unconsolidated affiliates	-	-	(2,861)	(7,137)	(2,861)	(7,137)
Net interest and other expense	-	-	13,912	17,759	13,912	17,759
Change in fair value of derivative	-	-	(1,108)	1,576	(1,108)	1,576
Gain on sale of subsidiaries	-	-	-	(1,802)	-	(1,802)
Foreign currency exchange gain/(loss), net	-	-	10,231	(1,651)	10,231	(1,651)
Gain on sale of investment	-	-	-	-	-	-
Gain on discharge of obligation	-	-	-	(5,188)	-	(5,188)
Cash paid for programming	-	-	-	-	(31,080)	(22,460)
Programming Amortization	-	-	-	-	28,852	21,295

Total Combined Operations' Net Revenues / Segment EBITDA	$137,540	$118,812	$31,423	$17,006	$29,195	$15,841

	Segment Financial Information

	For the Years Ended December 31, (US$ 000's)

	Net Revenues		Segment EBITDA		Segment Broadcast Cash Flow

	2001	2000	2001	2000	2001	2000

Station
Romania	$32,553	$39,591	$(2,007)	$1,564	$(3,522)	1,584
Slovak Republic (Markiza TV)	34,696	33,155	6,033	4,368	6,922	4,670
Slovenia (POP TV and Kanal A)	28,465	24,168	8,367	6,024	7,932	7,206
Ukraine (Studio 1+1 Group)	23,098	17,164	4,613	775	4,509	581

Total Combined Operations' Net Revenues / Segment EBITDA	$118,812	$114,078	$17,006	$12,731	$15,841	$14,041

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$73,238	$76,813	$(25,584)	$(37,343)	$(25,584)	$(37,343)
Other Consolidated Entities:
Czech Republic (CNTS)	(1,869)	(3,257)	(630)	1,933	(630)	1,933
Write down of asset held for sale	-	-	-	-	-	-
Corporate Expenses	-	-	10,295	10,248	10,295	10,248
Net Arbitration (Proceeds)/Costs	-	-	4,509	2,839	4,509	2,839
Unconsolidated Affiliates:
Ukraine (Studio 1+1 Group)	12,747	7,369	7,495	2,144	7,495	2,144
Slovak Republic (Markiza TV)	34,696	33,155	6,033	4,368	6,033	4,368
Other operations (Hungary)	-	(2)	-	29	-	29
Station Depreciation	-	-	11,331	24,654	11,331	24,654
Loss on write down of investment	-	-	-	-	-	-
Equity in income/(loss) of unconsolidated affiliates	-	-	(7,137)	514	(7,137)	514
Net interest and other expense	-	-	17,759	18,245	17,759	18,245
Change in fair value of derivative	-	-	1,576	-	1,576	-
Gain on sale of subsidiaries	-	-	(1,802)	-	(1,802)	-
Foreign currency exchange gain/(loss), net	-	-	(1,651)	2,286	(1,651)	2,286
Gain on sale of investment	-	-	-	(17,186)	-	(17,186)
Gain on discharge of obligation	-	-	(5,188)	-	(5,188)	-
Cash paid for programming	-	-	-	-	(22,460)	(23,889)
Programming Amortization	-	-	-	-	21,295	25,199

Total Combined Operations' Net Revenues / Segment EBITDA	$118,812	$114,078	$17,006	$12,731	$15,841	$14,041

18. NET ARBITRATION RELATED (PROCEEDS)/COSTS

On July 25, 2002 the Company received $8,713,002 from CET as payment of the amounts owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny. The Company has treated the total receipt of $28,953,002 as a credit to the income statement as detailed in the table below. Arbitration Costs include all costs of and relating to the ICC Arbitration Tribunal against Dr Zelezny, and additionally, all costs relating to the arbitration proceedings against the Czech Republic (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the years ended December 31, 2001 and 2000 were previously classified in Corporate operating costs and development expenses.

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

20. FOREIGN CURRENCY TRANSLATION

The Company generates revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") Ukrainian hryvna ("Hrn"), the Euro ("Euro") and U.S. dollars ("US$") and incurs expenses in those currencies as well as British pounds. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. The Company incurs operating expenses for acquired programming in U.S. dollars and other foreign currencies. For financial statements where the functional currency is not the US Dollar, balance sheet accounts are translated from foreign currencies into US dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. Transactional gains and losses are recognised in the statement of operations.

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

	For the Years Ended December 31,

	Net Income/(Loss) (US$ 000's)			Common Shares (US$ 000's)			Net Income/(Loss) per Common Share

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Basic EPS
Net loss attributable to	$(14,184)	$(22,111)	$(37,498)	13,224	13,224	13,220	$(1.07)	$(1.67)	$(2.84)
Common stock
Effect of dilutive securities:	-	-	-	-	-	-	-	-	-
Stock options

Diluted EPS
Net loss attributable to Common stock and Assumed option exercises	$(14,184)	$(22,111)	$(37,498)	13,224	13,224	13,220	$(1.07)	$(1.67)	$(2.84)

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

23.    SUBSIDIARIES AND INVESTMENTS

The Company's subsidiaries and investments as at March 10, 2003 are summarized in the table below.

Company Name	CME Voting Interest	Jurisdiction of Organization	Subsidiary / Equity Accounted Affiliate/Investment (1)

Media Pro International S.A.	66%	Romania	Subsidiary
Media Vision S.R.L.	70%	Romania	Subsidiary
MPI Romania B.V	66%	Netherlands	Subsidiary
Media Pro S.R.L	44%	Romania	Equity Accounted Affiliate
Pro TV S.R.L.	49%	Romania	Equity Accounted Affiliate
Media Pro Chisinau S.R.L	39%	Moldovia	Equity Accounted Affiliate

International Media Services Ltd.	60%	Bermuda	Subsidiary
Innova Film GmbH	60%	Germany	Subsidiary
Enterprise "Inter-Media"	60%	Ukraine	Subsidiary
Broadcasting Company "Studio 1+1"	18%	Ukraine	Equity Accounted Affiliate
Gravis	30%	Ukraine	Equity Accounted Affiliate

Ceska Nezavisla Televizni Spolecnost, spol. s.r.o.	93.2%	Czech Republic	Subsidiary
CET 21 spol. S.r.o.	3.125%	Czech Republic	Investment

Slovenska Televizna Spolocnost, spol. s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
Markiza s.ro. Slovak Republic	34%	Slovak Republic	Equity Accounted Affiliate
Gamatex s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
ADAM (Slovak Republic)	49%	Slovak Republic	Equity Accounted Affiliate

MKTV Rt (Irisz TV)	100%	Hungary	Subsidiary
GammaSat Media Investment Holding Kft	100%	Hungary	Subsidiary

MM TV 1, d.o.o.	100%	Slovenia	Subsidiary
Produkcija Plus, d.o.o.	96.85%	Slovenia	Subsidiary
POP TV d.o.o.	96.85%	Slovenia	Subsidiary
Kanal A d.d.	96.85%	Slovenia	Subsidiary

Superplus Holding d.d.	96.85%	Slovenia	Subsidiary
Tele 59, d.o.o.	10%	Slovenia	Equity Accounted Affiliate
MTC Holding, d.o.o.	24%	Slovenia	Equity Accounted Affiliate

CME Media Enterprises B.V.	100%	Netherlands	Subsidiary
CME Czech Republic B.V.	100%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100%	Netherlands	Subsidiary
CME Germany B.V.	100%	Netherlands	Subsidiary
CME Hungary B.V.	100%	Netherlands	Subsidiary
CME Poland B.V.	100%	Netherlands	Subsidiary
CME Romania B.V.	100%	Netherlands	Subsidiary
CME Slovak Republic B.V.	100%	Netherlands	Subsidiary
CME Slovenia B.V.	100%	Netherlands	Subsidiary
CME Ukraine B.V.	100%	Netherlands	Subsidiary

CME Media Enterprises Ltd	100%	UK	Subsidiary
CME Ukraine Holding GmbH	100%	Austria	Subsidiary
CME Germany GmbH	100%	Germany	Subsidiary
CME Development Corporation	100%	USA	Subsidiary
CME Programming Services B.V.	100%	Netherlands	Subsidiary
Central European Media Enterprises N.V.	100%	Netherlands Antilles	Subsidiary

(1) All subsidiaries have been consolidated in the Company's Financial Statements. All equity accounted Affiliates have been accounted for using the equity method.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Slovenská televízna spolocnost', s.r.o.:

We have audited the accompanying consolidated balance sheet of Slovenská televízna spolocnost', s.r.o. and its subsidiary as of December 31, 2002 and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and December 31, 2000 were audited by another auditor whose reports dated February 28, 2002 and 2001, expressed an unqualified opinion on those statements. The auditor expressed an uncertainty with respect to the adequacy of the valuation of the deferred tax asset held by the Company.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slovenská televízna spolocnost', s.r.o. and its subsidiary as of 31 December 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

As disclosed in Note 21 to the financial statements, the Company has decided to create a valuation adjustment for the whole amount of the deferred tax asset of USD 2,464 thousand. Due to the long-term nature of the substantial part of this asset, there is uncertainty as to the amount at which this asset will be realized and, therefore, we cannot assess the adequacy of the valuation adjustment created by the Company.

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

Arthur Andersen
Slovensko spol. s.r.o.

Bratislava, Slovak Republic
28 February 2001

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001 (US$ 000's)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents .	$2,887	$1,437
Accounts receivable (net of allowances of $1,867, $1,792).	10,105	10,809
Program rights costs	1,121	978
Advances to affiliates..	101	129
Income taxes receivable...	230	0
Other short-term assets ..	743	730
Deferred tax asset.	409	-

Total current assets	15,596	14,083

Property, plant and equipment (net of depreciation of $17,562, $13,167	9,805	8,882
Program rights costs	1,682	1,467
License costs and other intangibles (net of amortization of $1,159, $910)..	101	419
Deferred Tax Assets	1,666	-
Total Assets	$28,850	$24,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities..	$7,893	$6,664
Duties and other taxes payable.	290	799
Current portion of credit facilities and obligations under capital leases	815	1,370
Advances from affiliates...	1,715	3,852
Other current liabilities	21	18

Total Current Liabilities	$10,734	$12,703

Long term portion of credit facilities and obligations under capital leases	2,629	802
Total Non Current Liabilities
Commitments and contingencies (note 14)	2,629	802
SHAREHOLDERS' EQUITY
Common stock	6	6
Additional paid in capital	39,326	39,326
Shareholders' Loan	(4,694)	-
Accumulated deficit............................	(12,080)	(18,036)
Accumulated other comprehensive loss	(7,071)	(9,950)

Total shareholders' equity	15,487	11,346

Total liabilities and shareholders' equity	$28,850	$24,851

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(US$ 000's)

	For the Years Ended December 31,
	2002	2001	2000
Net revenues	$38,397	$34,696	$33,156
EXPENSES:
Operating costs and expenses	18,854	16,131	15,882
Amortization of programming rights	8,429	7,960	8,847
Depreciation of station fixed assets and other intangibles	1,680	1,549	3,206
Selling, general and administrative expenses	5,592	5,321	4,809
Goodwill impairment	-	-	1,706
Operating income/(loss)	3,842	3,735	(1,294)
Other Income/Expense:
Net interest and other expense	770	(702)	(1,409)
Income/(loss) before provision for income taxes	4,612	3,033	(2,703)
Provision for income taxes	1,344	(1,679)	(480)

Net income/(loss)	$5,956	$1,354	$(3,183)

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000's)

	Accum-ulated Deficit	Common Stock	Share-holders' Loan	Add-itional Paid in capital	Accum-ulated Deficit	Accum-ulated other Compre-hensive Income/(Loss)	Total share-holders' equity

BALANCE, December 31, 1999	-	6	-	39,326	(16,207)	(8,147)	14,978
Comprehensive income/(loss):
Net loss for 2000	(3,183)	-	-	-	(3,183)	-	(3,183)
Other comprehensive income/(loss):
Currency translation adjustment	(1,575)	-	-	-	-	(1,575)	(1,575)

Comprehensive (loss)	(4,758)

BALANCE, December 31, 2000		6	-	39,326	(19,390)	(9,722)	10,220
Comprehensive income:
Net income for 2001	1,354	-	-	-	1,354	-	1,354
Other comprehensive income/(loss):
Currency translation adjustment	(228)	-	-	-	-	(228)	(228)

Comprehensive income	1,126

BALANCE, December 31, 2001		6	-	39,326	(18,036)	(9,950)	11,346

Shareholders' Loan		-	(4,694)	-	-	-	(4,694)
Comprehensive income
Net income for 2002	5,956	-	-	-	5,956	-	5,956
Other comprehensive income/(loss):
Currency translation adjustment	2,879	-	-	-	-	2,879	2,879
Comprehensive income	8,835

BALANCE, December 31, 2002		6	(4,694)	39,326	(12,080)	(7,071)	15,487

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENT OF CASH FLOW STATEMENTS
For the years ended December 31, 2002, 2001 and 2000
(US$ 000's)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,956	$1,354	$(3,183)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	10,190	9,579	12,166
Goodwill impairment	-	-	1,706
Provision for doubtful accounts receivable	(206)	746	445
Exchange rate losses/(gains)	-	17	85
(Gain)/Loss from sales of fixed assets	(2)	(9)	(5)
Net change in deferred income taxes	(2,075)	707	251
Net change in:
Accounts receivable	2,902	(2,426)	(1,747)
Investments in Program rights	(9,152)	(7,164)	(8,388)
Other Assets	124	(65)	241
Accounts payable	(1,910)	(1,676)	(205)
Other current liabilities	41	19	9
Income taxes payable	(846)	803	634

Net cash provided by operating activities	5,022	1,885	2,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of ADAM a.s	-	-	(1,706)
Acquisition of tangible assets	(567)	(1,185)	(719)
Net purchase of intangible assets	-	(254)	(107)
Proceeds from disposal of fixed assets	10	24	29
Repayment grants	-	-	428

Net cash used in investing activities	(557)	(1,415)	(2,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash used in short term credit facilities	(749)	(273)	(294)
Cash provided by long term credit facilities	1,472	-	-
Distribution to shareholders	(4,168)	-	-

Net cash used in financing activities	(3,445)	(273)	(294)

Effect of exchange rate differences on cash and cash equivalents.	430	(29)	(192)

Net increase/(decrease) in cash and cash equivalents	1,450	168	(552)
CASH EQUIVALENTS, beginning of period	1,437	1,269	1,821
CASH EQUIVALENTS, end of period	$2,887	$1,437	$1,269

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	356	288	281
Cash paid for income taxes (net of refunds)	1,504	207	(405)
Non cash financing activities	-	225	517

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Amounts in tables in thousands of US $)

(1)    NATURE OF BUSINESS

Slovenská televízna spolocnost', s.r.o. ( STS) is a Slovak limited liability company, having its legal seat in Blatné 18, 900 82 Blatné, Slovak Republic. It was founded on September 28, 1995 and incorporated into the Commercial Register on October 9, 1995. The main activities of STS stated in the Commercial Register, are the following:

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
  Using the results of creative activities with the author's agreement.
  Textile manufacturing.
  Real estate agency services.
  Market research and public opinion poll.
  Press agency activities.
  Technical supporting and organizing exhibitions.
STS focuses on:

  Broadcasting of programming (own production and acquired).
  Sale of advertising to final customers.
Programs produced by STS are broadcast by MARKÍZA - SLOVAKIA, s.r.o. ("MARKÍZA - SLOVAKIA"), in accordance with the license granted to MARKÍZA - SLOVAKIA by The Council of the Slovak Republic for Broadcasting and Television Transmission. The license provides for broadcasting within the territory of the Slovak Republic utilizing terrestrial signals, achieving approximately 80% national coverage. The license is limited for a period of 12 years commencing August 7, 1995.

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

c)   the aggregate amount of salaries and other employment benefits payable to MARKIZA - SLOVAKIA' employees exercising MARKIZA - SLOVAKIA' editorial responsibility;

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

(2)    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Slovenská televízna spolocnost', s.r.o. (STS) and its wholly-owned subsidiary ADAM, a.s. (collectively, STS). All intercompany accounts and transactions between the consolidated entities have been eliminated.

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

(3)  ACCOUNTING PRINCIPLES

a)   Basis of accounting

The company maintains its books of accounts and prepares statements for regulatory purposes in accordance with accounting principles generally accepted in the Slovak Republic. The accompanying financial statements are based on the accounting records of the company and include adjustments and reclassifications, where appropriate, for fair presentation in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

Wall of programming reserve-

The acquisition of new licenses is based on specific requirements of free broadcasting time slots ("windows"). The license is purchased for a specific free window in the programming structure. STS does not purchase licenses for stock. If STS is "forced" by the supplier of licenses to purchase a package of licenses, STS tries to manage the structure and starting date of licenses.

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

g)   Foreign currency transactions

The company's functional currency is the Slovak crown, the reporting currency is the United States dollar.

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

j)    Accounting for derivative instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

The amortization of licences and the release of program waste reserve are included in the program syndication caption of the statement of operations.

(6)  OTHER SHORT TERM ASSETS

The breakdown of other short term assets relate mainly to:

	Balance at 31.12.2002	Balance at 31.12.2001

VAT Receivable	203	276

Prepaid expenses and advances
Production & operation	316	241
Licences and dubbing	112	127
Employee advances	12	13

Other current assets
Receivable from Sipox	-	42
Game show winning prizes	37	-
Receivable Markiza-Slovakia	37	-
Receivable Teltex	6	-
Other	20	31

Total	743	730

(7)  PROPERTY, PLANT AND EQUIPMENT

The components of Property, plant and equipment during the year ended December 31, 2002 are as follows:

	Balance at 31.12.2001	Additions	Re-classes	Write off	Exchange rate impact	Balance at 31.12.2002

Cost
Land	642	-	-	-	135	777
Buildings	6,844	-	6	-	1,442	8,292
Vehicles under capital lease	849	-	-	(25)	179	1,003
Machinery and equipment	9,976	-	418	-	2,100	12,494
Other equipment	2,009	-	426	(141)	423	2,717
Vehicles	1,631	-	57	(47)	343	1,984
Construction in progress	98	888	(907)	-	20	99
Total acquisition cost	22,049	888	-	(213)	4,642	27,366
Accumulated depreciation
Buildings	(1,076)	(332)	-	-	(226)	(1,634)
Vehicles under capital lease	(415)	(309)	-	25	(88)	(787)
Machinery and equipment	(8,984)	(637)	-	-	(1,892)	(11,513)
Other equipment	(1,725)	(258)	-	141	(363)	(2,205)
Vehicles	(967)	(300)	-	47	(202)	(1,422)
Total accumulated depreciation	(13,167)	(1,836)	-	213	(2,771)	(17,561)

Net book value	8,882					9,805

The components of Property, plant and equipment during the year ended December 31, 2001 are as follows:

	Balance at 31.12.2000	Additions	Re-classes	Write off	Exchange rate impact	Balance at 31.12.2001

Cost
Land	657	-	-	-	(15)	642
Buildings	5,368	-	1,595	-	(119)	6,844
Vehicles under capital lease	854	-	226	(212)	(19)	849
Machinery and equipment	9,581	-	618	(10)	(213)	9,976
Other equipment	1,946	-	231	(125)	(43)	2,009
Vehicles	1,637	-	64	(33)	(37)	1,631
Construction in progress	94	2,740	(2,734)	-	(2)	98
Total acquisition cost	20,137	2,740	-	(380)	(448)	22,049
Accumulated depreciation
Buildings	(855)	(240)	-	-	19	(1,076)
Vehicles under capital lease	(387)	(248)	-	212	8	(415)
Machinery and equipment	(8,685)	(502)	-	10	193	(8,984)
Other equipment	(1,661)	(226)	-	125	37	(1,725)
Vehicles	(784)	(233)	-	33	17	(967)
Total accumulated depreciation	(12,372)	(1,449)	-	380	274	(13,167)

Net book value	7,765					8,882

(8) LEASED ASSETS

Commitments under capital leases

The obligations under the capital lease are summarized below:

Leasing	Amount

Payments due in 2003	156
Payments due in 2004	78
Payments due in 2005	113
Total	347
Less: Amounts representing interest	(102)

Total	245

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

(10)  INTANGIBLE ASSETS

The components of Intangible assets during the year ended December 31, 2002 are as follows:

	Balance at 31.12.2001	Additions	Reclass-ifications	Exchange rate impact	Balance at 31.12.2002

Cost
Software	746	-	4	157	907
Rights	29	-	17	6	52
Jingles	224	-	-	47	271
Other	88	-	23	18	129
Intangibles not put in use	242	(249)	(44)	51	0
Total acquisition cost	1,329	(249)	-	279	1,359
Total accumulated amortization	(910)	(157)	-	(191)	(1,258)

Total	419				101

The components of Intangible assets during the year ended December 31, 2001 are as follows:

	Balance at 31.12.2000	Additions	Reclass-ifications	Exchange rate impact	Balance at 31.12.2001

Cost
Software	719	-	43	(16)	746
Rights	30	-	-	(1)	29
Jingles	229	-	-	(5)	224
Other	73	-	17	(2)	88
Construction in progress	49	254	(60)	(1)	242
Total acquisition cost	1,100	254	-	(25)	1,329
Total accumulated amortization	(741)	(185)	-	16	(910)

Total	359				419

(11)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The breakdown of accounts payable and accrued liabilities as of December 31, 2002 and December 31, 2001 is as follows:

	Balance at 31.12.2002	Balance at 31.12.2001

Program rights payable
Distributors	587	1,418
Dubbing/Subtitling	159	417
Non invoiced programs	1,741	1,022
Accounts payable
Equipment	199	371
Production	1,114	1,192
Operation	1,104	683

Accrued liabilities

Production	998	136

Payroll bonuses	815	334

Operation	449	301

Other	727	790

Total	7,893	6,664

(12)  DEBT

The components of debt are :

	Balance at 31.12.2002	Balance at 31.12.2001

Obligation under capital lease – current	103	271
Credit facilities – current	712	322
Short-term related party loans	-	777
Current portion of debt	815	1,370
Obligation under capital lease – non-current	142	220
Credit facilities - non-current	2,486	582
Long-term related party loans	-	-
Long-term debt	2,629	802

Total	3,444	2,172

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

(15)  RELATED PARTY TRANSACTIONS

Related party balances as of December 31, 2002 are as follows:

	Receiv-ables	Advances granted	Accruals	Loans granted	Payables

Credit Partner (3)	1,819	-	-	-	-
Tv Tip (2)	63	-	-	-	26
Forza, a.s. (3)	3	-	-	-	139
www.markiza.sk (2)	1	-	-	-	31
Forza music, s.r.o. (3)	-	-	-	-	3
Axis Media (3)	1	-	-	-	3
Fajn Production (2)	2	1	-	-	56
ARJ (3)	6	-	-	-
Studio L+S (2)	-	-	-	-	2
Falcon Safety (2)	-	-	-	-	21
Vyhra (2)	11	-	-	-	2
Media Invest (1)	-	-	-	2,088	-
CME (1)	-	-	-	2,606	489
MARKIZA-SLOVAKIA, s.r.o. (1)	-	100	37	-	693
CNTS (3)	-	-	-	-	104

Total	1,906	101	37	4,694	1,569

(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2002 comprised of:

	Revenues	Expenses

Credit Partner (3)	2,123	-
Tv Tip (2)	27	27
Media Invest (1)	267	-
Forza, a.s. (3)	82	358
www.markiza.sk (2)	52	144
Forza music, s.r.o.	-	15
Axis Media (3)	22	25
Slovenská Strategická (2)		16
Fajn Production (2)	13	212
Media Mix	12	23
Studio L+S (2)	-	10
Falcon Safety (2)	-	90
Výhra (2)	47	39
CME (1)	96	1,610
MARKIZA-SLOVAKIA, s.r.o. (1)	-	35

Total	2,757	2,588

(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

In the table above, the revenues and expenses with MARKIZA – SLOVAKIA are presented net of US $ 35,379 thousand resulting from mutual invoicing .

Out of all related party transactions during the year ended December 31, 2002, presented in the table above, the financial transactions comprised of:

	Revenues	Expenses

Media Invest (1)	80	-
CME (1)	96	-

Total	176	-

(1) Shareholder

TV Tip revenues represent revenues from advertising activities. TV Tip expenses represent advertising expenses in a magazine.

Www.markiza.sk revenues represent revenues from advertising activities and expenses represent advertising expenses and administration of the company's web site.

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

Media Invest revenues represent revenues from advertising activities.

Media Mix transactions represent revenues from advertising activities and expenses for advertising in newspapers

All related party transactions during the year ended December 31, 2001 comprised of:

	Revenues	Expenses

Credit Partner (3)	1,940	-
Tv Tip (2)	211	25
Mirox (2)	80	42
Forza, a.s. (3)	203	228
www.markiza.sk (2)	60	180
Axis Media (3)	21	25
Slovenská Strategická (2)	-	21
Fajn Production (2)	9	410
ARJ (3)	4	-
FORZA CZ, s.r.o. (3)	-	69
Studio L+S (2)	-	9
Falcon Safety (2)	-	72
Výhra (2)	2	11
CME (1)	-	750
MARKÍZA-SLOVAKIA, s.r.o. (1)	-	858

Total	2,530	2,700

(1) Partner
(2) Other related party
(3) Related party due to common ultimate shareholder

For the year ended December 31, 2001, CME expenses represent charges for consulting services and management fees. In 2001, consulting fees amounted to US $ 100 thousand and management fees amounted to US $ 650 thousand.

For the year ended December 31, 2001, Mirox transactions represent revenues from advertising activities and expenses for advertising in newspapers.

For the year ended December 31, 2001, FORZA CZ transactions represent marketing research expenses.

All related party transactions during the year ended December 31, 2000 comprised of:

	Revenues	Expenses

CME (1)	-	780
MARKÍZA-SLOVAKIA (1)	-	47
CNTS (3)	-	3
TV Tip (2)	25	25
www.markiza.sk (2)	23	2

Total	48	857

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

Significant components of the company's deferred tax assets and liabilities are as follows:

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

(17)  DIVIDEND DISTRIBUTION INFORMATION – STATUTORY RESTRICTION

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

REVENUES WITH ADVERTISING AGENCIES ACCOUNTING FOR MORE THAN 5% OF THE TOTAL NET REVENUES AND THE RELATING RECEIVABLES AS OF DECEMBER 31, 2000 IS AS FOLLOWS:

	Net revenues in 2000	Share on total spot revenues	Receivable as at 31.12.00

Unimedia	5 163	15,04%	1 101
The Media Edge	4 618	13,45%	1 347
Pool Media International	4 216	12,28%	201
CIA Slovakia	2 078	6,05%	719
Media Impact	2 028	5,91%	610
Mediacom Praha s.r.o.	1 805	5,26%	59

Total	19 908		4 037

(19)  INTEREST EXPENSE AND REVENUES

	2002	2001	2000

Interest expense	(356)	(289)	(281)
Tax penalty and interest	-	(258)	-
Interest revenues	276	105	91
Other financial revenues	-	-	85

Total	(80)	(442)	(105)

/s/ Frantisek Vizvary Frantisek Vizvary	/s/ Radka Doehring Radka Doehring

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE S

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2003 Annual General Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2003 Annual General Meeting of Shareholders.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

As of a date within 90 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls except for deficiencies in the controls on related party transactions and completeness of revenue in the Company's Romanian subsidiary. Such deficiencies did not, in the opinion of management, lead to a material mis-statement of the Company's financial statements. Corrective action has been taken to (a) eliminate advertising barter for programming rights transactions, as of January 1, 2003, (b) increase frequency of review and reconciliation of the Romanian subsidiaries log of advertising time shown to advertising time invoiced by corporate to quarterly beginning February 1, 2003. No corrective actions were required or undertaken elsewhere in the Company.

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

Page 126

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

10.43*
Key Agreement Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, Ukraine Advertising Holding, CME Ukraine GmbH and CME Ukraine B.V entered into as of December 23, 1998 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.44*	Memorandum of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.45*	Articles of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.46*
Amended Memorandum of Association Markiza – Slovak RepublicSlovak Republic spol. s.r.o (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001)

10.47*
Senior Secured Credit Agreement between CME Media Enterprises B.V. and Imperial Asset Management LLC., dated July 31,2002 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

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

10.51*
Loan Agreement No. 06/02-SIN dated December 16, 2002 made among Produkcija Plus Storitveno Podjetje d.o.o., LJUBLJANA as the borrower and Bank Austria Creditanstalt d.d., Ljubljana and Nova Ljubljanska Banka d.d. as lenders and Bank Austria Creditanstalt d.d., Ljubljana as agent

10.52*	Share Exchange Agreement re: TELE 59 and POP TV dated January 30, 2003

10.53*	Share Exchange Agreement re: TELE 59 and Pro Plus dated January 30, 2003

10.54*	Share Transfer Agreement re: POP TV dated January 30, 2003

10.55*	TELE 59 (fifty nine) d.o.o. Maribor Share Sale and Transfer Agreement dated December 13, 2002

10.56*	Share Transfer Agreement re: Kanal A dated January 29, 2003

10.57*	Share Transfer Agreement re: TELE 59 dated January 30, 2003

10.58*	Share Transfer Agreement re: Pro Plus dated January 30, 2003

21.01*	List of subsidiaries

23.01*	Consent of Deloitte & Touche

24.01*
Power of Attorney, dated as of March 10, 2003, authorizing Fred T. Klinkhammer and Mark J. L. Wyllie as attorney for Ronald S. Lauder, Fred T. Klinkhammer, Jacob Z. Schuster, Marie-Monique Steckel, Alfred W. Langer, Charles Frank, Herb Granath, Bruce Maggin and Mark J. L. Wyllie

31.01	Sarbanes-Oxley Certification S302. CEO

31.02	Sarbanes-Oxley Certification S302. CFO

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated August 21, 2003

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

b)	Current Reports on Form 8-K: None

c)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

d)	Report of Independent Public Accountants on Schedule II— Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Amendment No. 2 to Form 10-K/A)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.

By: /s/ Wallace Macmillan Wallace Macmillan Principal Financial Officer

August 21, 2003

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule	S-2

Schedule II : Schedule of Valuation Allowances	S-3

Page 131

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
(US$ 000's)

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

