Form 10-Q
period 2003-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-11-05
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2003

Class A Common Stock, par value $0.08	18,577,100
Class B Common Stock, par value $0.08	7,934,736

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2003

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,271	$49,644
Restricted cash	85,235	6,168
Accounts receivable (net of allowances for bad debts of $6,021 and $7,481, respectively)	15,220	21,357
Program rights costs	10,900	10,997
Advances to affiliates	5,861	3,842
Asset held for sale (Note 12)	5,672	5,473
Other short-term assets	3,884	4,141

Total current assets	218,043	101,622
Loans to related parties	4,952	7,742
Investments in/advances to unconsolidated affiliates	20,341	21,637
Property, plant and equipment (net of depreciation of $51,865 and $47,244, respectively)	15,665	14,078
Program rights costs	9,322	6,982
License costs and other intangibles (net of amortization of $10,067 and $10,762 respectively) (Note 9.	2,433	2,144
Goodwill, net (Note 9)	23,431	18,201
Other assets	2,224	4,286

Total assets	$296,411	$176,692

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS (continued)

(US$000s, except share and per share data)

	September 30, 2003 (Unaudited)	December 31, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$30,758	$36,856
Duties and other taxes payable	15,402	18,088
Income taxes payable	4,432	5,181
Current portion of credit facilities	-	8,303
Current portion of obligations under capital leases	84	137
Investments payable	1,256	1,256
Advances from related parties	4,348	1,361

Total current liabilities	56,280	71,182
NON-CURRENT LIABILITIES:
Long-term portion of credit facilities	9,133	19,836
Long-term portion of obligations under capital leases	703	682
$100,000,000 9 3/8% Senior Notes due 2004 (Note 13)	-	99,964
Euro 71,581,961 8 1/8% Senior Notes due 2004 (Note 13)	-	75,036
Other liabilities	2,836	3,849

Total non-current liabilities	12,672	199,367
Minority interests in consolidated subsidiaries	462	2,019
SHAREHOLDERS' EQUITY:
Class A Common Stock, $0.08 par value: authorized:
100,000,000 shares at September 30, 2003 and December 31, 2002; issued and outstanding : 18,577,100 at September 30, 2003 and 18,523,768 at December 31, 2002	1,486	1,482
Class B Common Stock, $0.08 par value: authorized:
15,000,000 shares at September 30, 2003 and December 31, 2002; issued and outstanding : 7,934,736 at September 30, 2003 and December 31, 2002	635	635
Additional paid-in capital	367,691	359,342
Retained earnings/(accumulated deficit)	(139,058)	(452,011)
Accumulated other comprehensive income/(loss)	(3,757)	(5,324)

Total shareholders' equity/(deficit)	226,997	(95,876)

Total liabilities and shareholders' equity	$296,411	$176,692

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(US$000s, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002 Restated (1)	2003	2002 Restated (1)

Net revenues	$21,886	$17,139	$77,334	$61,281
STATION EXPENSES:
Operating costs and expenses	10,851	6,391	32,480	25,491
Amortization of program rights	5,822	5,281	19,984	13,800
Depreciation of station fixed assets and other intangibles	1,258	1,418	3,818	4,339

Total station operating costs and expenses	17,931	13,090	56,282	43,630
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,935	3,505	8,115	8,588
CORPORATE EXPENSES:
Corporate operating costs (excluding stock based employee compensation)	4,970	2,619	11,220	8,722
Stock based employee compensation (Note 10)	1,719	1,467	8,343	1,884

Operating income/(loss)	(4,669)	(3,542)	(6,626)	(1,543)
Loss on write down of investment	-	-	-	(2,685)
Equity in income/(loss) of unconsolidated affiliates	(1,374)	(2,539)	232	(1,193)
Net interest and other expense	(365)	2,643	(12,391)	(9,451)
Change in fair value of derivative	-	-	-	1,108
Foreign currency exchange (loss)/gain, net	(221)	55	(10,537)	(5,459)

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(6,629)	(3,383)	(29,322)	(19,223)
Provision for income taxes	(212)	(938)	(3,177)	(4,807)
Minority interest in (income)/loss of consolidated subsidiaries	(9)	(1,445)	(93)	(115)

Net income/(loss) from continuing operations	(6,850)	(5,766)	(32,592)	(24,145)
Discontinued operations - Czech Republic (Note 12):
Gain/(loss) from discontinued operations (Czech Republic)...	264	20,608	345,545	14,768
Income tax benefit/(charge)	-	-	-	-

Net income/(loss)	$(6,586)	$14,842	$312,953	$(9,377)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(US$000s, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002 Restated (1)	2003	2002 Restated (1)
PER SHARE DATA:
Net income/(loss) per share (Note 7)
Continuing operations - Basic and Diluted	$(0.26)	$(0.22)	$(1.23)	$(0.91)
Discontinued operations – Basic	0.01	0.78	13.03	0.56
Discontinued operations – Diluted	0.01	0.70	11.58	0.56
Total Net income/(loss) – Basic	(0.25)	0.56	11.80	(0.35)
Total Net income/(loss) – Diluted	$(0.25)	$0.50	$10.49	$(0.35)

Weighted average common shares used in computing per share amounts (2):
Basic (‘000s)	26,512	26,458	26,512	26,458
Diluted (‘000s) (3) - continuing	26,512	29,448	26,512	26,458
Diluted (‘000s) (3) - discontinued	29,835	29,448	29,835	26,458

(1) Restated to reflect discontinued Czech Republic operations.
(2) All per share data has been adjusted for the two-for-one stock split which occurred on November 4, 2003 (for further information see Note 8, "Two-For–One Stock Split").
(3) Diluted EPS for the three months ended September 30, 2003 does not include the impact of 2,627,383 stock options and 696,000 warrants then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive. Diluted EPS for the nine months ended September 30, 2002 does not include the impact of 2,294,168 stock options and 696,000 warrants then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(US$000s)

(Unaudited)

	Comprehensive Income/ (Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)

BALANCE, December 31, 2002		1,482	635	359,342	(452,011)	(5,324)	(95,876)
Stock based employee compensation				8,343			8,343
Stock options exercised		4		6			10
Net income	312,953				312,953		312,953
Other comprehensive income:
Unrealized translation adjustments	1,567					1,567	1,567

Total comprehensive income	314,520

BALANCE, September 30, 2003		$1,486	$635	$367,691	$(139,058)	$(3,757)	$226,997

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US$000s) - (Unaudited)

	For the nine months ended September 30,
	2003	2002 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$312,953	$(9,377)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Loss/(income) from discontinued operations	(345,545)	(14,768)
Equity in income/(loss) of unconsolidated affiliates	(232)	1,193
Depreciation and amortization	25,886	19,652
Loss on write down of investment.	-	2,685
Stock based compensation	8,343	1,884
Minority interest in loss of consolidated subsidiaries	93	1,453
Foreign currency exchange loss/(gain), net	10,537	5,459
Net change in:
Restricted cash	(78,592)	1,889
Accounts receivable	6,751	4,021
Program rights costs	(24,363)	(16,260)
Advances from affiliates	2,920	3,710
Other short-term assets	1,271	2,282
Accounts payable and accrued liabilities	(9,716)	(11,636)
Short term payables to bank	-	(1,576)
Income and other taxes payable	(4,421)	8,087

Net cash provided by/(used in) operating activities	(94,115)	(1,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(4,906)	(1,993)
Investments in subsidiaries and affiliates	(5,891)	-
Loans and advances to affiliates	1,999	-
License costs, other assets and intangibles	910	157

Net cash provided by/(used in) investing activities	(7,888)	(1,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases	(19,757)	15,303
Repurchase/redemption of Senior Notes	(182,608)	-
Issuance of stock	8	-
Other long-term liabilities	(831)	20

Net cash received from/(used in) financing activities	(203,188)	15,323

NET CASH RECEIVED FROM/(USED IN) DISCONTINUED OPERATIONS	346,254	16,805

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	564	581

Net increase/(decrease) in cash and cash equivalents	41,627	29,571
CASH EQUIVALENTS, beginning of period	49,644	22,053
CASH EQUIVALENTS, end of period	$91,271	$51,624

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$15,040	$16,304
Cash paid for income taxes (net of refunds)	$4,010	$63
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Acquisition of property, plant and equipment under capital lease	$-	$-

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to Consolidated Financial Statements

September 30, 2003

1. Basis of Presentation

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. At present, we have operations in Romania, the Slovak Republic, Slovenia and Ukraine .

The interim statements for the nine months ended September 30, 2003 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our December 31, 2002 Form 10-K filed with the SEC on March 10, 2003 as amended by our Form 10-K/A filed with the SEC on April 25, 2003 and our amendment No.2 to our Form 10-K/A filed with the SEC on August 21, 2003. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles (US GAAP). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The consolidated financial statements include the accounts of Central European Media Enterprises Ltd and investments in entities over which we have control. The financial statements of entities in which we hold more than a majority voting interest are consolidated. Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method. For further information, see Note 2, "Group Operations".

On June 19, 2003, the Board of Central European Media Enterprises Ltd decided to withdraw from Czech operations. The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations for the year 2003 and the prior year comparatives have been restated. For additional information, see Note 12, "Discontinued Operations".

2. Group Operations

In each market, we have interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. Revenues are generated primarily through operating companies, which acquire programming for provision to the corresponding license companies and which sell advertising time that is acquired from or made available by the license companies. In Ukraine, the license company also engages directly in the acquisition of programming and the sale of some advertising time. Our economic interest in the operating companies corresponds with our voting interest other than in the Slovak Republic, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled "Simplified Corporate Structure - Continuing Operations".

Key Subsidiaries and Affiliates as at 30 September, 2003	Share of Profits	Voting Interest	Accounting Treatment	TV Network

Continuing Operations
Romania
Operating Companies:
Media Pro International S.A. (MPI)	66%	66%	Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Subsidiary
License Companies:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	66%	66%	Subsidiary	PRO TV and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	44%	44%	Equity Accounted Affiliate	PRO TV and ACASA

Slovenia
Operating Company:
Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Subsidiary
License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Subsidiary	POP TV
Kanal A d.o.o. (Kanal A)	96.85%	96.85%	Subsidiary	KANAL A

Slovak Republic
Operating Company:
Slovenska Televizna Spolocnost, spol. s r.o. (STS)	70%	49%	Equity Accounted Affiliate
License Company:
Markiza-Slovakia s r.o. (Markiza)	0.1%	34%	Equity Accounted Affiliate	MARKIZA TV

Ukraine
Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Subsidiary
License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	18%	Equity Accounted Affiliate	STUDIO 1+1

Discontinued Operations
Czech Republic
Operating Company:
Ceska Nezavisla Televizni Spolecnost, spol. s r.o. (CNTS)	93.2%	93.2%	Subsidiary
License Company:
CET 21 spol. s r.o. (CET)	3.125%	3.125%	Cost Method

Romania

We have a 66% voting interest in the Romanian company MPI and are entitled to a 66% share of profits. Although we have majority voting power in MPI, certain financial and corporate matters require the affirmative vote of either Mr. Sarbu or Mr. Tiriac, the co-shareholders in MPI.

Until the completion of the restructuring of our Romanian operations (see Note 4, "Acquisitions"), MPI and Pro TV are responsible for the provision of programming and the sale of advertising for the license-holders of two networks broadcasting under the brand names: PRO TV and PRO TV INTERNATIONAL. Pro TV holds 19 of the 22 licenses used by the PRO TV and PRO TV INTERNATIONAL networks. We hold a 66% voting and share of profits interest in Pro TV. The remaining three licenses for the PRO TV network together with the licenses for ACASA, the PRO FM and PRO AM radio networks are held and operated by MPI and by Media Pro, in which we hold a 44% voting interest and are entitled to a 44% share of profits. MPI is assisting in the operation of the business along with the license holding companies Pro TV and Media Pro during the transition period until the restructuring has completed.

We have a 70% voting interest in Media Vision, a Romanian production and subtitling company, and are entitled to a 70% share of its profits.

Slovenia

We have a 96.85% voting interest in Pro Plus, the operating company for our Slovenian operations, and are entitled to a 96.85% share of its profits. Pro Plus has a 100% voting interest and share of profits in Pop TV and Kanal A, giving us a 96.85% voting interest and share of profits in these companies. Pop TV holds all of the licenses for the operation of the POP TV network and Kanal A holds all licenses for the KANAL A network. Pro Plus has entered into an agreement with each of Pop TV and Kanal A under which Pro Plus provides all programming to the POP TV network and the KANAL A network and sells advertising on behalf of each network.

Slovak Republic

We have a 49% voting interest and are entitled to a 70% share of profits in STS, the operating company for the MARKIZA TV network. We have a 34% voting interest in Markiza, the license holding company for the MARKIZA TV network, and are entitled to a 0.1% share of its profits.

Ukraine

Innova, IMS, Inter-Media and Studio 1+1 comprise "The Studio 1+1 Group". Through our 60% voting interest in Innova which in turn holds 100% of Inter-Media we control Inter-Media's 30% voting interest in Studio 1+1, the license holding company for the STUDIO 1+1 network and have an 18% economic interest in Studio 1+1. We are entitled to a 60% share of the profits in the operating companies servicing Studio 1+1 (Innova, IMS and Inter-Media).

SIMPLIFIED CORPORATE STRUCTURE- CONTINUING OPERATIONS
(AS AT SEPTEMBER 30, 2003)

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

3. New Accounting Standards

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46") which requires all variable interest entities ("VIE"s) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements both for VIEs that are consolidated and for VIEs in which the entity holds a significant but not a majority beneficial interest. On October 9, 2003 FASB Staff Position FIN46-6 was issued, allowing deferral under certain conditions, of the effective date for application of the provisions of Interpretation No. 46. We meet these conditions.

We are continuing to review whether any of our interests in companies that are not at present consolidated may require consolidation under FIN 46 and have accordingly deferred implementation. The review includes our interests in STS (the operating company in the Slovak Republic) and Studio 1+1 (the license company in Ukraine), consolidation of which would have a material effect on our financial statements. Summary financial information for these entities is included in Note 6, "Summary Financial Information for Unconsolidated Affiliates".

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

Adoption of the provisions of SFAS No. 149 did not have a material effect on our results of operations and financial position.

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of the provisions of SFAS No. 150 did not have a material effect on our results of operations and financial position.

4. Acquisitions

Slovenia

On January 30, 2003, we consolidated our interests in two license companies, Pop TV and Kanal A, into Pro Plus. We paid Euro 5 million (approximately US$ 5.4 million) to purchase the interests held by certain Slovenian individuals and thereby acquire an additional 11.35% of Pro Plus, bringing our total voting interest and share of profits in Pro Plus to 96.85%. In connection with that consolidation Pro Plus became the direct owner of 100% of the equity of Pop TV and 10% of the equity of Kanal A. On April 1, 2003 Pro Plus acquired the remaining 90% of Kanal A from Superplus Holding d.d. ("Superplus") in exchange for extinguishing a liability owed to Pro Plus by Superplus. Superplus is owned by individuals who are holding the shares in trust for us.

This transaction provides us with direct control of all our license companies in Slovenia. This has been reflected in the consolidated financial statements. As a result we have recognized an additional US$ 4.3 million of goodwill.

The goodwill and other amounts arising on acquisition may be subject to adjustment as the fair value assessment for the assets acquired and the liabilities assumed at the date of acquisition is determined. We are in the process of making this assessment.

Romania

On March 21, 2003, we and Messrs Sarbu and Tiriac, executed documentation (i) for us to assume majority control in Pro TV; and (ii) to convert Pro TV from a limited liability company to a joint stock company. The increase in our voting interest and share of profits in Pro TV was at no material cost. Following a change in Romanian legislation permitting the transfer of broadcasting licenses from their initial owners to third parties, MPI is now transferring the provision of programming and the sale of advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks to Pro TV. Pro TV, formerly solely a license holding company, is being transformed into the exclusive operator for the licenses for our Romanian operations. As part of this transformation, Pro TV's governance structure has been modified to replicate the voting interest, share of profits, composition of the Council of Administration and voting rules of MPI, thereby enhancing our corporate control.

On the same date, we reached an agreement with Messrs Sarbu and Tiriac to consolidate broadcasting operations in Romania. We and Messrs Sarbu and Tiriac have agreed that, subject to the prior approval of the Romanian Media Council, Media Pro will sell three licenses for the PRO TV network and the licenses for the PRO FM and PRO AM radio networks to Pro TV, making Pro TV the sole owner and operator of all the Romanian broadcasting licenses. We have obtained an independent valuation of the licenses and are in the process of seeking approval from the Romanian Media Council for the transfer of the licenses at the independently assessed price from Media Pro to Pro TV.

On completion, we expect to have secured direct control over our television broadcasting license holders in Romania, reduced the cost and number of our operating companies, and simplified operations. Under an agreement between Mr. Tiriac and Mr. Sarbu, Mr. Tiriac has agreed to transfer his shareholding in MPI, Pro TV and Media Pro to Mr. Sarbu following completion of a multi-year series of payments by Mr. Sarbu. Upon completion of these payments, Mr. Sarbu would control the remainder of the shares in MPI, Pro TV and Media Pro not owned by us.

The goodwill and other amounts arising on acquisition may be subject to adjustment as the fair value assessment for the assets acquired and the liabilities assumed at the date of acquisition is determined. We are in the process of making this assessment.

5. Segment Data

We evaluate the performance of our operations on a geographic basis. Our reportable segments are comprised of Romania, Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our segments based on Segment EBITDA and Segment Broadcast Cash Flow. Segment EBITDA and Segment Broadcast Cash Flow include STS and Markiza (our operating and license companies in the Slovak Republic) and Studio 1+1 (our license company in Ukraine), neither of which are consolidated under US GAAP.

Our assets and liabilities are managed centrally and are reported internally in the same manner as the consolidated financial statements, thus no additional information is provided.

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•
expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs and development expenses, net arbitration related costs/proceeds, stock based compensation and amortization of goodwill);

•	changes in the fair value of derivatives;

•	foreign currency exchange gains and losses;

•	Certain unusual or infrequent items (e.g., gains and losses/impairments on assets or investments).

Segment EBITDA is also used as a target for management bonuses.

Acquired program costs are a significant proportion of our TV stations' cost structure. We use Segment Broadcast Cash Flow to help us control these costs. Segment Broadcast Cash Flow is determined as Segment EBITDA excluding charges for program rights amortization but reduced by cash paid for program rights. When compared with Segment EBITDA, this indicates to management whether the cash investment in program rights in the period was greater or less than the accounting charge for program rights amortization. If the cash investment is greater (i.e. if Segment Broadcast Cash Flow is lower than Segment EBITDA), this provides warning to management and investors that future program rights amortization costs are likely to increase.

Below are tables showing our Segment EBITDA and Segment Broadcast Cash Flow by operation and reconciling these figures to our consolidated US GAAP results for the three and nine months ended September 30, 2003 and 2002:

	SEGMENT FINANCIAL INFORMATION
	For the three months ended September 30,
	(US $000's)
	Net Revenues (1)		Segment EBITDA		Segment Broadcast Cash Flow
	2003	2002	2003	2002	2003	2002
Country
Romania (2)	$10,536	$7,422	$2,312	$965	$1,880	$1,089
Slovak Republic (MARKIZA TV)	9,272	6,846	387	(353)	581	(530)
Slovenia (POP TV and KANAL A)	5,639	5,060	461	223	71	547
Ukraine (STUDIO 1+1)	6,097	5,791	(210)	220	45	18

Total Segment Data	$31,544	$25,119	$2,950	$1,055	$2,577	$1,124

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$21,886	$17,139	$(6,629)	$(3,383)	$(6,629)	$(3,383)
Corporate Expenses	-	-	6,689	4,086	6,689	4,086
Unconsolidated Affiliates:
Ukraine (Studio 1+1)	386	1,134	(715)	(554)	(715)	(554)
Slovak Republic (MARKIZA TV)	9,272	6,846	387	(353)	387	(353)
Station Depreciation	-	-	1,258	1,418	1,258	1,418
Equity in income/(loss) of unconsolidated affiliates	-	-	1,374	2,539	1,374	2,539
Net interest and other expense	-	-	365	(2,643)	365	(2,643)
Foreign currency exchange (loss)/gain, net	-	-	221	(55)	221	(55)
Cash paid for programming	-	-	-	-	(8,930)	(7,326)
Program amortization	-	-	-	-	8,557	7,395

Total Segment Data	$31,544	$25,119	$2,950	$1,055	$2,577	$1,124

	SEGMENT FINANCIAL INFORMATION
	For the nine months ended September 30,
	(US $000's)
	Net Revenues (1)		Segment EBITDA		Segment Broadcast Cash Flow
	2003	2002	2003	2002	2003	2002
Country
Romania (2)	$33,544	$22,711	$7,373	$2,550	$4,911	$1,979
Slovak Republic (MARKIZA TV)	33,458	25,330	6,824	3,129	6,919	3,464
Slovenia (POP TV and KANAL A)	24,548	22,742	6,810	6,236	6,381	6,859
Ukraine (STUDIO 1+1)	22,085	20,145	2,161	4,150	2,037	2,676

Total Segment Data	$113,635	$90,928	$23,168	$16,065	$20,248	$14,978

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$77,334	$61,281	$(29,322)	$(19,223)	$(29,322)	$(19,223)
Corporate Expenses	-	-	19,563	10,606	19,563	10,606
Unconsolidated Affiliates:
Ukraine (Studio 1+1)	2,843	4,317	(411)	(466)	(411)	(466)
Slovak Republic (MARKIZA TV)	33,458	25,330	6,824	3,129	6,824	3,129
Station Depreciation	-	-	3,818	4,339	3,818	4,339
Loss on write down of investment	-	-	-	2,685	-	2,685
Equity in income/(loss) of unconsolidated affiliates	-	-	(232)	1,193	(232)	1,193
Net interest and other expense	-	-	12,391	9,451	12,391	9,451
Change in fair value of derivative	-	-	-	(1,108)	-	(1,108)
Foreign currency exchange (loss)/gain, net	-	-	10,537	5,459	10,537	5,459
Cash paid for programming	-	-	-	-	(30,002)	(21,207)
Program amortization	-	-	-	-	27,082	20,120

Total Segment Data	$113,635	$90,928	$23,168	$16,065	$20,248	$14,978

6. Summary Financial Information for Unconsolidated Affiliates

	STS		Studio 1+1

	At September 30, 2003	At December 31, 2002	At September 30, 2003	At December 31, 2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Current assets	$21,734	$15,596	$6,616	$5,935
Non-current assets	13,789	13,254	852	1,033
Current liabilities	(15,433)	(10,734)	(10,116)	(8,218)
Non-current liabilities	(2,386)	(2,629)	-	-

Net assets/(liabilities)	$17,704	$15,487	$(2,648)	$(1,250)

	STS		Studio 1+1

	For the three months ended September 30,		For the three months ended September 30,

	2003	2002	2003	2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Net revenues	$9,272	$6,846	$5,043	$4,263
Operating (loss)/profit	(559)	(1,887)	(785)	(629)
Net (loss)/profit	(653)	(697)	(945)	(1,131)
Movement in Accumulated other comprehensive income/(loss)	(289)	560	-	-

	STS		Studio 1+1

	For the nine months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Net revenues	$33,458	$25,330	$18,243	$15,465
Operating (loss)/profit	3,803	769	(635)	(727)
Net (loss)/profit	3,222	917	(1,398)	(1,702)
Movement in Accumulated other comprehensive income/(loss)	(2,358)	1,528	-	-

Our share of income/(loss) in Unconsolidated Affiliates for the nine months ended September 30, 2003 was a loss of US$ 1,398,000 for the unconsolidated entities of the Studio 1+1 Group and a profit of US$ 2,255,000 for STS. Our share of income/(loss) in Unconsolidated Affiliates for the nine months ended September 30, 2002 was a loss of US$ 1,702,000 for unconsolidated entities of the Studio 1+1 Group and a profit of US$ 1,763,000 for STS.

7. Earnings Per Share

Basic net income/(loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

	For the three months ended September 30,

	Net Income/(Loss)		Common Shares		Net Income/(Loss) per Common Share

	2003	2002	2003	2002	2003	2002

Basic EPS
Net income/(loss) attributable to common stock	$(6,586)	$14,842	26,512	26,458	$(0.25)	$0.56
Effect of dilutive securities : stock options	-	-	-	2,294	-	(0.05)
Effect of dilutive securities : stock warrants	-	-	-	696	-	(0.01)
Diluted EPS
Net income/(loss) attributable to common stock	$(6,586)	$14,842	26,512	29,448	$(0.25)	$0.50

	For the nine months ended September 30,

	Net Income/(Loss)		Common Shares		Net Income/(Loss) per Common Share

	2003	2002	2003	2002	2003	2002

Basic EPS
Net income/(loss) attributable to common stock	$312,953	$(9,377)	26,512	26,458	$11.80	$(0.35)
Effect of dilutive securities : stock options	-	-	2,627	-	(1.04)	-
Effect of dilutive securities : stock warrants	-	-	696	-	(0.27)	-
Diluted EPS
Net income/(loss) attributable to common stock	$312,953	$(9,377)	29,835	26,458	$10.49	$(0.35)

Diluted EPS for the three months ended September 30, 2003 does not include the impact of 2,627,383 stock options and 696,000 warrants then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive. Diluted EPS for the nine months ended September 30, 2003 includes the impact of 2,627,383 stock options and 696,000 warrants then outstanding.

Diluted EPS for the three months ended September 30, 2002 includes the impact of 2,294,168 stock options and 696,000 warrants then outstanding. Diluted EPS for the nine months ended September 30, 2002 does not include the impact of 2,294,168 stock options and 696,000 warrants then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

Except as otherwise noted, all share and per share information in these financial statements have been retroactively adjusted to reflect the two-for-one stock split which occurred on January 10, 2003 and also the two-for-one stock split which occurred on November 4, 2003. See Note 8, "Two-For-One Stock Split". On a fully diluted basis, we would have 21,758,483 shares of Class A Common Stock and 8,076,736 shares of Class B Common Stock as at September 30, 2003, and 21,387,936 shares of Class A Common Stock and 8,060,736 shares of Class B Common Stock as at September 30, 2002.

8. Two-For–One Stock Split

On October 14, 2003 a duly authorized committee of the Board of Central European Media Enterprises Ltd. approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of October 27, 2003. Payment has been made in full by way of a transfer from the additional paid-in capital account on November 4, 2003. Our stock traded on Nasdaq at the new split price on the ex-dividend date of November 5, 2003.

The two-for-one stock split: (i) had no effect on the par value of our Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of our Class A Common Stock from US$ 743,084 to US$ 1,486,168; and (iii) increased the value of the authorized share capital of our Class B Common Stock from US$ 317,389 to US$ 634,779.

9. Goodwill and Other Intangibles

The carrying amount of goodwill and other intangibles at September 30, 2003 and December 31, 2002 are as follows:

	As at December 31, 2002 (US$ 000s)

	Gross Amount	Accumulated Amortization	Net Amount

License costs and other intangibles:
License acquisition cost	$6,592	$(5,086)	$1,506
Broadcast license cost	2,205	(2,035)	170
Software license cost	4,109	(3,641)	468

Total	$12,906	$(10,762)	$2,144

Goodwill
Slovenian operations	$20,146	$(6,041)	$14,105
Ukrainian operations	22,096	(18,000)	4,096

Total	$42,242	$(24,041)	$18,201

	As at September 30, 2003 (US$ 000s)

	Gross Amount	Accumulated Amortization	Net Amount

License costs and other intangibles:
License acquisition cost	$6,592	$(5,086)	$1,506
Broadcast license cost	2,385	(2,197)	188
Software license cost	3,523	(2,784)	739

Total	$12,500	$(10,067)	$2,433

Goodwill
Slovenian operations	$25,416	$(6,081)	$19,335
Ukrainian operations	22,096	(18,000)	4,096

Total	$47,512	$(24,081)	$23,431

The anticipated amortization on our license costs and other intangibles for the next five years is as follows:

	US$ 000s

	2003	2004	2005	2006	2007
License costs and other intangibles:
License acquisition cost (1)	$-	$-	$-	$-	$-
Broadcast license cost (1)	-	-	-	-	-
Software license cost	62	246	246	185	-

Total	$62	$246	$246	$185	$-

(1) Indefinite useful life assets

The aggregate amortization expense for the three and nine months ended September 30, 2003 was US$ 224,000 and US$ 412,000, respectively.

10. Stock Based Compensation

We account for employee stock option awards granted, modified or settled since January 1, 2003 according to SFAS 148, "Accounting for Stock-Based Compensation – Transition & Disclosure", whereby compensation costs are determined consistent with the fair value approach required by SFAS 123, "Accounting for Stock-Based Compensation".

In the three months to September 30, 2003 no options were awarded. In the nine months to September 30, 2003, 252,000 incentive and non-incentive stock options were awarded.

In accordance with SFAS 123 the total fair value for these awards of US$ 1,440,615, is recognized in the Statement of Operations using straight line amortization over the vesting period of the awards. In the three months to September 30, 2003 a total charge of US$ 97,910 was recognized, and in the nine months to September 30, 2003 a total charge of US$ 163,184 was recognized.

In relation to APB 25 "Accounting for Stock Issued to Employees", our stock based employee compensation charge, is calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This requires that compensation cost for modified awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised; subject to a minimum of the original intrinsic value at the original measurement date. As a result of increases in our stock price growth, for the first nine months of 2003 and 2002 there was a charge of US$ 8,180,000 and US$ 1,884,000, respectively and for the third quarter of 2003 and 2002 there was a charge of US$ 1,621,000 and US$ 1,467,000, respectively, in respect of variable plan accounting. Prior to the adoption of SFAS 123 we followed APB25, "Accounting for Stock Issued to Employee", for all employee stock option awards granted, modified or settled before January 1, 2003.

The charge for stock based employee compensation in our consolidated income statement can be summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002

	(US$ 000’s)		(US$ 000’s)

Stock based employee compensation charged under FIN 44	$1,621	$1,467	$8,180	$1,884
Stock based employee compensation charged under SFAS 148	98	-	163	-

Total stock based employee compensation	$1,719	$1,467	$8,343	$1,884

Proforma Disclosures

Had we determined costs for employee stock option awards granted, modified or settled prior to January 1, 2003 consistent with the fair value approach required by SFAS 123 for all periods presented, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, our net income/(loss) and net income/(loss) per common share would decrease/(increase) to the following pro forma amounts:

		For the three months ended September 30, (US$ 000’s, except per share data)		For the nine months ended September 30, (US$ 000’s, except per share data)

		2003	2002	2003	2002

Net Income/(Loss)	As Reported	$(6,586)	$14,842	$312,953	$(9,377)
Add back: Variable Plan stock based compensation expense	As Reported	1,621	1,467	8,180	1,884
Add back: Fixed Plan stock based compensation expense	As Reported	98	-	163	-

Net Income/(Loss) prior to any Stock Based Compensation expense	Pro Forma	(4,867)	16,309	321,296	(7,493)
Deduct: Stock based compensation expensed in the current period	As Reported	(1,719)	(1,467)	(8,343)	(1,884)
Deduct: Stock based compensation expense determined under fair value based method for all awards made prior January 1, 2003, net of related tax effects	Pro Forma Expense	(142)	(129)	(426)	(408)

Net Income/(Loss)	Pro Forma	$(6,728)	$14,713	$312,527	$(9,785)

Net Income/(Loss) Per Common Share – Basic:	As Reported	$(0.25)	$0.56	$11.80	$(0.35)
	Pro Forma	$(0.25)	$0.56	$11.79	$(0.37)
Net Income/(Loss) Per Common Share –Diluted:	As Reported	$(0.25)	$0.50	$10.49	$(0.35)
	Pro Forma	$(0.25)	$0.50	$10.48	$(0.37)

11. Commitments and Contingencies

Litigation

Ukraine

In relation to our litigation with AITI, a television station in Ukraine, on April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI, ruling that the licenses operated by Studio 1+1 were correctly granted and remain valid. AITI appealed this judgment to the Court of Appeal, which upheld the findings of the Economic Court of Kiev on June 19, 2003. AITI has further appealed to the Court of Cassation, although a date for the appeal hearing is yet to be confirmed.

We believe that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

General Litigation

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Foreign Exchange Contracts

In limited instances, we enter into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with our identified exposures. At September 30, 2003, there were no foreign exchange contracts outstanding.

Station Program Rights Agreements

We had program rights commitments of US$ 3,557,000 and US$ 4,734,000 in respect of future programming which includes contracts signed with license periods starting after September 30, 2003 and 2002, respectively.

Operating Lease Commitments

For the periods ended September 30, 2003 and 2002 we paid aggregate rent on all facilities of US$ 1,553,000 and US$ 1,857,000, respectively. Future minimum operating lease payments at September 30, 2003 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At September 30, 2003 (US$ 000’s)

2003	$322
2004	567
2005	567
2006	567
2007	567
2008 and thereafter	3,120

Total	$5,710

12. Discontinued Operations

Czech Republic

On April 4, 2003 the Czech Republic deposited US$ 354,943,542.54 following the findings of the Tribunal in our Uncitral Arbitration into an escrow account. On May 19, 2003, the escrowed amount was released as a result of the favorable ruling of the Svea Court of Sweden.

On June 19, 2003, our Board of Directors decided to withdraw from Czech operations. The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been accounted for as discontinued operations for the year 2003 and the prior year comparatives have been restated.

For the first nine months of 2003, we incurred US$ 11,791,000 of legal costs relating to the arbitration proceedings against the Czech Republic and to the ICC Arbitration Tribunal against Dr Zelezny compared to US$ 9,587,000 for the first nine months of 2002. Arbitration Related (Proceeds)/Costs for the first nine months of 2002 were previously classified in corporate operating costs and development expenses.

	For the nine months ended September 30, (US$ 000's)
	2003	2002
Arbitration Related Proceeds	$359,884	$28,953
Arbitration Related Costs	(14,339)	(14,185)

Net Arbitration Related Proceeds/(Costs)	$345,545	$14,768

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. See Note 14, "Subsequent Event".

13. US$100 million 9 3/8 % and Euro 71.6 million 8 1/8% (approximately US$75 million) Senior Notes

Between May 15, 2003 and June 30, 2003, we purchased US$ 16,449,000 of our US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of our Euro Senior Notes at various prices all generating a net cash saving. The premium paid above the face value of the Senior Notes on repurchase and cancellation is recognized in our Consolidated Income Statement as a loss of US$ 308,000 and led to an interest saving of approximately US$ 726,000.

On August 15, 2003 we redeemed all the remaining Senior Notes at face value.

14. Subsequent Event

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The first instalment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million instalment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$2.0 million if payment of the full amount is received prior to December 31, 2003, or a discount of US$1.0 million if payment of the full amount is received prior to July 15, 2004.

The outstanding payment is secured by 250,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic.

We have been advised that this transaction is not subject to tax in the Czech Republic or the Netherlands because it is the sale of our ownership or participation interest.

As a result of this sale and the related assignment we ceased to be a party to any litigation in the Czech Republic.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated net revenues for the first nine months of 2003 increased by US$ 16,053,000 or 26% compared with the first nine months of 2002. Following the receipt of US$ 358.6 million from the Czech Republic government, our net income for the first nine months of 2003 was US$ 312,953,000 compared to a net loss of US$ 9,377,000 for the first nine months of 2002.

Corporate

On May 19, 2003, we received US$ 358,635,000 from the Czech Republic government in final settlement following our Uncitral Arbitration.

Between May 15, 2003 and June 30, 2003 we purchased US$ 16,449,000 of our US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of our Euro Senior Notes at various prices all generating a net cash saving. On August 15, 2003, we redeemed all of the remaining Senior Notes at 100% of face value.

On May 29, 2003, we settled our outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15,300,000. No additional warrants were issued.

On May 27, 2003, we repaid our outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of Kc 253,262,000 (approximately US$ 9.2 million).

We disagree with the Dutch tax authorities on the taxability of the award received from the Czech Republic. We have now received advice from our tax counsel and two additional Dutch legal opinions that the main part of the Czech award (US$ 270 million) should not be taxable under Dutch law and that the interest element of the award (US$ 86 million) also should not be taxable.

The advice received by us expressed the view that there is a high probability that the Supreme Court of the Netherlands would affirm the non-taxability of at least the main part of the award in the event we elect to litigate any final decision of the Dutch tax authorities. We have received a provisional tax assessment from the Dutch Tax Authorities. The taxable amount according to this assessment is US$ 227 million with tax payable of US$ 78.5 million. Until a decision of the Dutch Tax Court or an earlier ruling by the Dutch Tax Authorities, we have deposited US$ 78.5 million in an interest bearing Dutch bank account, reflecting our expected maximum tax liability at 34.5%, reduced by carried forward losses. We are treating this deposit as restricted cash. We are making strong representations to the Dutch tax authorities and to the Ministry of Finance in the Netherlands to highlight the disparity between the positive framework of the Bilateral Investment Treaty and the current position of its Tax Inspectors. We believe that our tax liability is zero, since the potential tax liability on the interest from the award would be fully offset by our carried forward losses. Consequently, no provision has been made for any Dutch tax on the Czech award in these statements.

On May 19, 2003 we paid Euro 3.4 million (approximately US$ 3.8 million) to the Dutch tax authorities to settle outstanding corporate tax liabilities up to and including 2000.

Czech Republic

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The first instalment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million instalment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$2.0 million if payment of the full amount is received prior to December 31, 2003, or a discount of US$1.0 million if payment of the full amount is received prior to July 15, 2004.

The outstanding payment is secured by 250,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic.

We have been advised that this transaction is not subject to tax in the Czech Republic or the Netherlands because it is the sale of our ownership or participation interest.

Results of Operations - Discontinued Operations

Czech Republic

On June 19, 2003, our Board of Directors decided to withdraw from Czech operations. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations for the year 2003 and the prior year comparatives have been restated.

For additional information, see Note 12 to the accompanying unaudited consolidated financial statements "Discontinued Operations".

Results of Operations - Continuing Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net Revenues

	2003	2002	US$ increase/ (decrease)	% change
Country	US$ 000's
Romania	$10,536	$7,422	$3,114	42%
Slovenia	5,639	5,060	579	11%
Ukraine	5,711	4,657	1,054	23%

Total Consolidated Net Revenues	$21,886	$17,139	$4,747	28%

Our consolidated net revenues increased by US$ 4,747,000, or 28%, to US$ 21,886,000 for the third quarter of 2003 from US$ 17,139,000 for the third quarter of 2002 primarily due to a:

•
42% increase in the revenues of our Romanian operations. This increase is as a result of a higher advertising ratecard and general growth in the Romanian TV advertising market, together with the reorganization of Romanian sales arrangements to sell directly advertising previously bartered to related parties;

•
11% increase in the revenues of our Slovenian operations. The increase in net revenue was affected by the US dollar depreciating by 9% against the Slovenian tolar in the third quarter of 2003. In local currency terms, net revenues decreased by 15% due to weaker market conditions; and

•
23% increase in the revenues of our Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales of programming from a subsidiary to an associate within the Studio 1+1 Group.  Increased programme sales revenues reflect the increased cost of acquired programming.

Station Expenses

	2003	2002	US$ (increase)/ decrease	% change
	US$ 000's
Country
Romania	$8,436	$5,316	$(3,120)	(59)%
Slovenia	4,747	4,449	(298)	(7)%
Ukraine	4,748	3,325	(1,423)	(43)%

Total Consolidated Station Expenses	$17,931	$13,090	$(4,841)	(37)%

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by US$ 4,841,000, or 37%, to US$ 17,931,000 for the third quarter of 2003 from US$ 13,090,000 for the third quarter of 2002 primarily due to a:

•
59% increase in station operating costs and expenses of our Romanian operations. This increase is as a result of an increase in program amortization charges including the direct purchases of programming to replace a previous related party barter agreement. Additionally, salary costs have increased significantly due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges;

•
7% increase in station operating costs and expenses of our Slovenian operations. This increase is due to appreciation of the Slovenian tolar, thereby increasing the expenses of our Slovenian operations in US dollar terms. In local currency terms, station operating costs and expenses of our Slovenian operations decreased by 18% as a result of acquired programming cost savings; and

•
43% increase in station operating costs and expenses of our Ukrainian operations. This increase is as a result of an increase in both acquired programming and self-production costs. We have significantly increased our investment in programming for 2003 as a response to the competitive environment and on the basis of expected revenue growth.

Station selling, general and administrative expenses decreased by US$ 1,570,000, or 45%, to US$ 1,935,000 for the third quarter of 2003 from US$ 3,505,000 for the third quarter of 2002. The reduction is primarily attributable to our Romanian operations, where costs decreased due to the recovery of receivables against which provisions had been raised in prior periods. US$ 0.7m of this relates to a reduction in the provision for receivables from parties related or connected to our minority shareholder, Mr. Sarbu. In our Slovenian operations cost increases of 16% were entirely attributable to the weaker US dollar.

Corporate Expenses

Corporate operating costs and development expenses for the third quarter of 2003 and 2002 were US$ 4,970,000 and US$ 2,619,000 respectively, an increase of US$ 2,351,000. This increase is primarily attributable to higher compliance costs in 2003 in relation to Sarbanes-Oxley and accounting technical advice, and to increased directors' and officers' insurance costs.

Stock based employee compensation for the third quarter of 2003 and 2002 was a charge of US$ 1,719,000 and US$ 1,467,000, respectively. The increase of US$ 252,000 is primarily as a result of the increase in our stock price growth in the third quarter of 2003 compared to the growth in the third quarter of 2002. (For further discussion, see Note 10 to the Consolidated Financial Statements, "Stock Based Compensation").

As a result of the above factors, we generated an operating loss of US$ 4,669,000 for the third quarter of 2003 compared to US$ 3,542,000 for the third quarter of 2002.

Results Below Operating Income/(Loss)

Equity in income/(loss) of unconsolidated affiliates was a loss of US$ 1,374,000 for the third quarter of 2003 compared to a loss of US$ 2,539,000 for the third quarter of 2002. This change of US$ 1,165,000 is detailed below:

	Three months to September 30, (US$ 000's)

	2003	2002	US$ increase/ (decrease)
Slovak Republic operations	$(457)	$(154)	$(303)
Ukrainian operations	(945)	(1,131)	186
Romanian operations	28	(1,254)	1,282

Equity in income/(loss) of unconsolidated affiliates	$(1,374)	$(2,539)	$1,165

The net revenues and operating expenses of our Slovak Republic operations increased by 35% and 21%, respectively. Net revenues increased by 8% in local currency terms as our Slovak operation kept its market share in a growing market. Additionally, the increase in revenues was as a result of the Slovak koruna appreciating by over 20% against the US dollar year-on-year. In local currency terms, operating expenses decreased by 4% for the third quarter of 2003 compared to 2002. This decrease was more than offset by the strength of the Slovak koruna and resulted in an increase of 21% in US$ dollar terms. The net revenues of our equity accounted affiliate in Ukraine increased by 18% as a result of a growth in the Ukrainian television advertising market. Included in the equity accounting for Romania in 2002 was Pro TV. Following the restructuring of our Romanian operations, Pro TV has been fully consolidated as a subsidiary from April 1, 2003.

Net interest and other expense was an expense of US$ 365,000 for the third quarter of 2003 compared to an income of US$ 2,643,000 for the third quarter of 2002. The 2002 income was primarily a result of a re-scheduling agreement in the third quarter of 2002 relating to our Romanian tax liabilities which enabled us to reverse a provision for possible penalties and interest.

A net foreign currency exchange loss of US$ 221,000 for the third quarter of 2003 compares to a net currency exchange gain of US$ 55,000 for the third quarter of 2002. This foreign currency exchange loss is a result of a significant weakening of the US dollar against the Euro which affected our Euro denominated balances.

Provision for income taxes decreased by US$ 726,000 to US$ 212,000 for the third quarter of 2003 from a provision of US$ 938,000 for the third quarter of 2002.

Minority interest in income of consolidated subsidiaries was US$ 9,000 for the third quarter of 2003 compared to US$ 1,445,000 for the third quarter of 2002.

As a result of these factors, our net loss from continuing operations was US$ 6,850,000 for the third quarter of 2003 compared to a net loss of US$ 5,766,000 for the third quarter of 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net Revenues

	2003	2002	US$ increase/ (decrease)	% change
	US$ 000's
Country
Romania	$33,544	$22,711	$10,833	48%
Slovenia	24,548	22,742	1,806	8%
Ukraine	19,242	15,828	3,414	22%

Total Consolidated Net Revenues	$77,334	$61,281	$16,053	26%

Our consolidated net revenues increased by US$ 16,053,000, or 26%, to US$ 77,334,000 for the nine months ended September 30, 2003 from US$ 61,281,000 for the nine months ended September 30, 2002 primarily due to a:

•
48% increase in the revenues of our Romanian operations. This increase is as a result of a higher advertising ratecard and general growth in the Romanian TV advertising market together with the reorganization of Romanian sales arrangements to sell directly advertising previously bartered to related parties;

•
8% increase in the revenues of our Slovenian operations. Our Slovenian revenues are denominated in Euros. The increase in net revenue was affected by the US dollar depreciating by 14% against the Slovenian tolar (SIT) and the Euro appreciating against the Slovenian tolar by 4% compared to the first nine months of 2002. In local currency terms, net revenues decreased by 13% due to incremental revenue derived from the FIFA World Cup in June 2002 which did not re-occur in June 2003; and

•
22% increase in the revenues of our Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group.

Station Expenses

	2003	2002	US$ (increase)/ decrease	% change
	US$ 000's
Country
Romania	$24,756	$18,731	$(6,025)	(32)%
Slovenia	16,271	15,243	(1,028)	(7)%
Ukraine	15,255	9,656	(5,599)	(58)%

Total Consolidated Station Expenses	$56,282	$43,630	$(12,652)	(29)%

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by US$ 12,652,000, or 29%, to US$ 56,282,000 for the nine months ended September 30, 2003 compared to US$ 43,630,000 the nine months ended September 30, 2002 primarily due to a:

•
32% increase in station operating costs and expenses of our Romanian operations. This increase is as a result of an increase in program amortization charges including the direct purchases of programming to replace a previous related party barter agreement. Additionally, salary costs have increased significantly due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges;

Page 29

•
7% increase in station operating costs and expenses of our Slovenian operations. This increase is as a result of the US dollar depreciating by 14% against the Slovenia tolar. In local currency terms, station operating costs and expenses of our Slovenian operations decreased by 14% as a result of lower program amortization charges; and

•
58% increase in station operating costs and expenses of our Ukrainian operations. This increase is as a result of an increase in acquired programming costs. We have significantly increased our investment in programming for 2003 as a response to the competitive environment and on the basis of expected revenue growth.

Station selling, general and administrative expenses decreased by US$ 473,000, or 6%, to US$ 8,115,000 for the nine months ended September 30, 2003 from US$ 8,588,000 for the nine months ended September 30, 2002. The reduction is primarily attributable to our Romanian operations, where costs decreased due to the recovery of receivables against which provisions had been raised in prior periods, partially off-set by extended local audit scope, one-off restructuring costs and higher rental costs including a related party rental agreement that was revised in late 2002. The Slovenian operations' cost increases of 19% were almost entirely attributable to the weaker US dollar.

Corporate Expenses

Corporate operating costs and development expenses for the nine months ended September 30, 2003 and 2002 were US$ 11,220,000 and US$ 8,722,000 respectively, an increase of US$ 2,498,000 or 29%. This increase is primarily attributable to higher compliance costs in 2003 in relation to Sarbanes-Oxley and accounting technical advice, and to increased directors' and officers' insurance costs.

Stock based employee compensation for the first nine months of 2003 and 2002 was US$ 8,343,000 and US$ 1,884,000, respectively. The increase of US$ 6,459,000 is primarily as a result of the increase in our stock price growth in the first nine months of 2003 compared to the growth in the first nine months of 2002. (For further discussion, see Note 10 to the Consolidated Financial Statements, "Stock Based Compensation").

As a result of the above factors, we generated an operating loss of US$ 6,626,000 for the first nine months of 2003 compared to US$ 1,543,000 for the first nine months of 2002.

Results Below Operating Income/(Loss)

There was a loss on the write down of investment for the first nine months of 2002 of US$ 2,685,000. This was due to the write down of our investment in STS after a change in our share of profits. On January 18, 2002, we entered into an agreement to acquire a 34% voting interest with veto rights and a 0.1% share of profits in Markiza. As a result of this acquisition, we will be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion, see our 10K filing of March 10, 2003 as amended by our Form 10-K/A filed with the SEC on April 25, 2003, and our amendment No.2 to our Form 10-K/A filed with the SEC on August 21, 2003, Part 1, Item 1 "Business"). No such loss on write down of investment was recorded in the first nine months of 2003.

Equity in income/(loss) of unconsolidated affiliates was income of US$ 232,000 for the first nine months of 2003 compared to a loss of US$ 1,193,000 for the first nine months of 2002. This change of US$ 1,425,000 is detailed below:

	Nine months to September 30, (US$ 000's)

	2003	2002	US$ increase/ (decrease)

Slovak Republic operations	$2,255	$1,763	$492
Ukrainian operations	(1,398)	(1,702)	304
Romanian operations	3	(1,254)	1,257
Slovenian operations	(628)	-	(628)

Equity in income/(loss) of unconsolidated affiliates	$232	$(1,193)	$1,425

The net revenues and operating expenses of our Slovak Republic operations increased by 32% and 23%, respectively. Net revenues increased by 5% in local currency terms as our Slovak operation kept its market share in a growing market. Additionally, the increase in revenues was as a result of the Slovak koruna appreciating by over 21% against the US dollar year-on-year. In local currency terms, operating expenses decreased by 3% for the nine months to September 20, 2003 compared to the nine months to September 20, 2002. This decrease was more than offset by the strength of the Slovak koruna and resulted in an increase in operating expenses of 23% in US dollar terms. The net revenues of our equity accounted affiliate in Ukraine increased by 18% as a result of a growth in the Ukrainian television advertising market. Included in the equity accounting for Romania in 2002 was Pro TV. Following the restructuring of our Romanian operations, Pro TV has been fully consolidated as a subsidiary from April 1, 2003.

Net interest and other expense increased by US$ 2,940,000 to US$ 12,391,000 for the first nine months of 2003 from US$ 9,451,000 for the first nine months of 2002. This is due to a re-scheduling agreement in the third quarter of 2002 relating to our Romanian tax liabilities which enabled us to reverse a provision for possible penalties and interest, partially off-set by the increased interest received following our receipt of US$ 358.6 million on May 19, 2003.

In November 2001, we entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange our 9 3/8 % US$ 100 million fixed rate debt for floating rate debt. As a result, a change in fair value of derivative of US$ 1,108,000 was recorded in the first nine months of 2002. We chose to unwind the transaction by paying RBS US$ 659,000 in May 2002. Consequently, no such fair valuation was recorded in the first nine months of 2003.

A net foreign currency exchange loss of US$ 10,537,000 for the first nine months of 2003 compared to US$ 5,459,000 for the first nine months of 2002. This foreign currency exchange loss is a result of a significant weakening of the US dollar against the Euro and the Czech koruna. This affected our Euro denominated portion of our Senior Notes obligations and the outstanding Czech koruna denominated debt.

Provision for income taxes decreased by US$ 1,630,000 to US$ 3,177,000 for the first nine months of 2003 from a provision of US$ 4,807,000 for the first nine months of 2002.

Minority interest in income of consolidated subsidiaries was US$ 93,000 for the first nine months of 2003 compared to US$ 115,000 for the first nine months of 2002.

As a result of these factors, our net loss from continuing operations was US$ 32,592,000 for the first nine months of 2003 compared to US$ 24,145,000 for the first nine months of 2002.

Romanian Bad Debts

As at September 30, 2003, 30% of the Romanian subsidiaries’ accounts receivable balance was more than 360 days old. This represents an improvement against the 33% reported as at December 31, 2002. On our Consolidated Balance Sheet, the total provision for bad debt is US$ 6,021,000, of which the provision for Romanian bad debts is US$ 4,773,000. As at September 30, 2003, the total gross accounts receivable in respect to our Romanian operations is US$ 14,263,000, compared to $15,544,000 as at December 31, 2002.

Liquidity and Capital Resources

Cash-flows

Net cash used in operating activities was US$ 94,115,000 for the nine months ended September 30, 2003 compared to US$ 1,302,000 for the nine months ended September 30, 2002. The movement of US$ 92,813,000 was primarily a result of treating US$78.6 million as restricted cash until a decision of the Dutch Tax Court or an earlier ruling by the Dutch tax authorities has been reached with regard to our potential Dutch Tax liability arising from the Czech arbitration award (see "Tax Inspections and Liabilities" below), increased tax payments (see "Tax Inspections and Liabilities" below) and increased program rights costs.

Net cash used in investing activities was US$ 7,888,000 for the nine months ended September 30, 2003 compared to US$ 1,836,000 for the nine months ended September 30, 2002. The movement of US$ 6,052,000 was primarily attributable to our increase in investment in our Slovenian operations and the acquisition of fixed assets partially offset by a decrease in loans and advances to affiliates.

Net cash used in financing activities was US$ 203,188,000 for the nine months ended September 30, 2003 compared to net cash received from financing activities of US$ 15,323,000 for the nine months ended September 30, 2002. The movement of US$ 218,511,000 was primarily attributable to redeeming our Senior notes and repaying our outstanding debt and accrued interest to Czech Sporitelna Bank and GoldenTree Asset Management (see "Uses of Liquidity" below).

Net cash received from discontinued operations was US$ 346,254,000 for the nine months ended September 30, 2003 compared to US$ 16,805,000 for the nine months ended September 30, 2002. The movement of US$ 329,449,000 was attributable to the receipt of US$ 358,635,000 from the Czech Republic government in final settlement following our Uncitral Arbitration.

We had cash and cash equivalents of US$ 91,271,000 at September 30, 2003 compared to US$ 49,644,000 at December 31, 2002.

Contractual Cash Obligations

At September 30, 2003, we had two main tranches of debt as follows:-

(1)
A facility of up to Euro 8.0 million (approximately US$ 9.1 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d. which matures in February 2009. Loans under this facility are secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep Euro 900,000 (approximately US$ 1.0 million) on deposit with BACA. As at September 30, 2003, Euro 8.0 million (approximately US$ 9.1 million) was drawn down on this agreement.

(2)	A loan of SKK187million (approximately US$ 5.2 million) from our unconsolidated affiliate, STS.

In addition to the above, two of our non-consolidated entities have the following loans:

(1)
As at September 30, 2003, Studio 1+1 had US$ 0.2 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%. By way of security, Inter-Media, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of US$ 1.1 million and 4,864 minutes of advertising time (nominal value of US$ 1,000 per minute). Sufficient cash is currently held in Studio 1+1 to repay this debt as it falls due.

(2)
A Slovak bank, Vseobecna uverova banka a.s., "VUB", has agreed to lend STS SKK 150 million (approximately US$ 4.2 million), a facility supported by charges over the assets and receivables of STS. As at September 30, 2003, SKK 95 million (approximately US$ 2.6 million) was drawn down on this agreement.

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

Our future contractual obligations are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$12,093	$548	$1,095	$1,095	$9,355
Capital Lease Obligations	843	114	230	225	274
Operating Leases	5,901	868	1,213	1,135	2,685
Unconditional Purchase Obligations	-	-	-	-	-
Other Long-Term Obligations	-	-	-	-	-

Total Contractual Obligations	$18,837	$1,530	$2,538	$2,455	$12,314

Tax Inspections and Liabilities

On May 19, 2003 we paid Euro 3.4 million (approximately US$ 3.8 million) to the Dutch tax authorities to settle outstanding corporate tax liabilities up to and including 2000.

We disagree with the Dutch tax authorities on the taxability of the award received from the Czech Republic. We have now received advice from our tax counsel and two additional Dutch legal opinions that the main part of the Czech award (US$ 270 million) should not be taxable under Dutch law and that the interest element of the award (US$ 86 million) also should not be taxable.

The advice received by us expressed the view that there is a high probability that the Supreme Court of the Netherlands would affirm the non-taxability of at least the main part of the award in the event we elect to litigate any final decision of the Dutch tax authorities. We have has received a provisional tax assessment from the Dutch Tax Authorities. The taxable amount according to this assessment is US$ 227 million with tax payable of US$ 78.5 million. Until a decision of the Dutch Tax Court or an earlier ruling by the Dutch Tax Authorities, we have deposited US$ 78.5 million in an interest bearing Dutch bank account, reflecting our expected maximum tax liability at 34.5%, reduced by carried forward losses. We are treating this deposit as restricted cash. We are making strong representations to the Dutch tax authorities and to the Ministry of Finance in the Netherlands to highlight the disparity between the positive framework of the Bilateral Investment Treaty and the current position of its Tax Inspectors. We believe that our tax liability is zero, since the potential tax liability on the interest from the award would be fully offset by our carried forward losses. Consequently, no provision has been made for any Dutch tax on the Czech award in these statements.

In our Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities:

	As at September 30, 2003	As at December 31, 2002
Current tax liabilities	$10,603,000	$11,699,000
Estimated interest and penalties on overdue tax liabilities	$9,231,000	$11,570,000

Included in current tax liabilities is a provision of potential tax liabilities in Romania, and as disclosed in our 10K filing of March 10, 2003, as amended by our Form 10-K/A filed with the SEC on April 25, 2003 and our amendment No.2 to our Form 10-K filed with the SEC on August 21, 2003 a significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at our Romanian subsidiaries. An agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. Penalties of up to US$ 5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate unless it receives funding from us, the other minority shareholders or external sources.

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of the inspections, the Slovenian tax authorities have levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 636,800,000 (approximately US$ 3.1 million). Pro Plus is contesting this assessment to the courts in Slovenia and has received a temporary order delaying the payment of the assessment pending the final outcome of the court proceedings. This amount has not been provided for in our financial statements as we believe the probability of this assessment being upheld in a Slovenian court is remote.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We engage in activities that expose us to various market risks, including the effects of changes in foreign currency exchange rates and interest rates. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At September 30, 2003, we held no foreign exchange contracts. We have had no significant changes in our exposure to foreign exchange market risks from that previously reported in our December 31, 2002 Form 10-K filed with the SEC on March 10, 2003.

Interest Rate Risk Management

None of our debt was maintained with a fixed interest rate as at September 30, 2003 compared to 93% as at December 31, 2002. We have one tranche of debt that provides for interest at a spread above a base rate ( Euro Inter Bank Offered Rate ). A significant rise in these base rates would not have an adverse effect on our business and results of operations.

Between May 15, 2003 and June 30, 2003, we purchased US$ 16,449,000 of our US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of our Euro Senior Notes at various prices all generating a net cash saving. On August 15, 2003 we redeemed all our remaining Senior Notes at 100% of face value.

In November 2001, we entered into an interest rate swap transaction through the Royal Bank of Scotland plc to exchange our 9 3/8 % US$100 million fixed rate debt for floating rate debt. In May 2002, we chose to unwind the transaction by paying RBS US$659,000.

Interest Rate Table as at September 30, 2003

Expected Maturity Dates	2003	2004	2005	2006	Thereafter

Total Debt in Euros 000's
Variable Rate	-	-	-	-	8,000
Average Interest Rate	-	-	-	-	6.00%

Variable Interest Rate Sensitivity as at September 30, 2003

			Yearly interest charge if interest rates increase by : (US$000s)

Value of debt as at September 30, 2003 (US$000's)	Present Interest Rate	Yearly Interest Charge (US$000s)	1%	2%	3%	4%	5%

9,133	6.00%	548	639	731	822	913	1,005

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures are effective. There are no changes to our internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during our third quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Forward-Looking and Cautionary Statements

This report contains forward-looking statements, including the future economic climate in our markets, future investments in existing television broadcast operations, business strategies and commitments, trends in our markets and any negotiations with the Dutch Tax Authorities, including any possible outcome of these negotiations or any potential litigation. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to , the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where we currently operate, general market and economic conditions in these countries, the US and Western Europe and our ability to negotiate with the Dutch Tax Authorities.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

This section should be read in conjunction with Part I, Item 3 "Legal Proceedings" in our 10K filing of March 10, 2003 as amended by our Form 10-K/A filed with the SEC on April 25, 2003 and amendment No.2 to our Form 10-K/A filed with the SEC on August 21, 2003.

CZECH REPUBLIC

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company for $53.2 million dollars. As a result of this sale and the related assignment we ceased to be a party to any litigation in the Czech Republic.

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 as amended by our Form 10-K/A filed with the SEC on April 25, 2003 and amendment No.2 to our Form 10-K/A filed with the SEC on August 21, 2003, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one brought in January 2001 by AITI, a television station in Ukraine, that commenced an action against the National Council for TV and Radio Broadcasting (the "Ukraine TV Council") challenging the validity of the modifications made to Studio 1+1’s license which extended the number of hours per day that Studio 1+1 could broadcast. The basis of this challenge was the allegation that the Ukraine TV Council failed to follow the correct procedure when granting an extension to the number of hours per day that Studio 1+1 could broadcast. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine TV Council. On April 5, 2001, the Supreme Arbitration Court of Ukraine found in favor of the Ukraine TV Council.

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

We believe that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

GENERAL

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Item 5. Other Information

The employment contract of Frederic T. Klinkhammer, Vice Chairman and Chief Executive Officer, has been extended until March 22, 2005, to be followed by a two year consulting role. A copy of that contract is attached as Exhibit 10.63 to this Form 10-Q. Together with a Committee of the Board and an international search firm, Mr. Klinkhammer is actively participating in both an internal and external search for his successor as Chief Executive Officer. Mr. Klinkhammer will continue as Vice Chairman when a successor Chief Executive Officer is appointed.

Item 6. Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

* 10.63	Employment Agreement between Central European Media Enterprises Ltd and Fred Klinkhammer dated October 21, 2003

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated November 5, 2003
31.02	s.302 Sarbanes-Oxley Certification - CFO, dated November 5, 2003
32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated November 5, 2003

* Exhibit is a management contract or compensatory plan.

b) Reports on Form 8-K

Form 8-Ks were filed on August 6, 2003 and October 9, 2003. A Form 8-K/A was filed on October 23, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2003	/s/ Frederic T. Klinkhammer

Frederic T. Klinkhammer

Chief Executive Officer

(Duly Authorized Officer)

Date: November 5, 2003	/s/ Wallace Macmillan

Wallace Macmillan

Vice President – Finance

(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

* 10.63	Employment Agreement between Central European Media Enterprises Ltd and Fred Klinkhammer dated October 21, 2003

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated November 5, 2003
31.02	s.302 Sarbanes-Oxley Certification - CFO, dated November 5, 2003
32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated November 5, 2003

* Exhibit is a management contract or compensatory plan.

