Form 10-K/A
period 2002-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-11-14
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3 TO FORM 10-K

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

EXPLANATORY NOTE

This is Amendment No. 3 to the Central European Media Enterprises Ltd. Annual Report on Form 10-K/A, as originally filed on March 10, 2003. No changes have been made to our income statement, balance sheet or cash flow statements as they appeared in our March 10, 2003 Form 10-K/A, although changes have been made to the notes to our financial statements.

Modifications to the March 10, 2003 Form 10-K/A have been made to various parts of the text primarily to:

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

We have not updated the Form 10-K/A to modify disclosures in the Form 10-K/A for events occurring subsequent to the original March 10, 2003 filing date. This Amendment No. 3 to Form 10-K/A continues to speak as of March 10, 2003.

TABLE OF CONTENTS

		Page
PART I
Item 1	Business	4
Item 2	Properties	26
Item 3	Legal Proceedings	27
Item 4	Submission of Matters to a Vote of Security Holders	30

PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	31
Item 6	Selected Financial Data	31
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8	Financial Statements and Supplementary Data	58
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	124

PART III
Item 10	Directors and Executive Officers of the Registrant	125
Item 11	Executive Compensation	125
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13	Certain Relationships and Related Transactions	125

PART IV
Item 14	Controls and Procedures	126
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	126

SIGNATURES

CERTIFICATIONS

PART I

ITEM 1. BUSINESS

GENERAL
Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. At present, we have operations in Romania, the Slovak Republic, Slovenia and Ukraine.

Our registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and our telephone number is 441-296-1431. We also maintain offices at 8th Floor, Aldwych House, 71-91 Aldwych, London, WC2B 4HN, England, telephone number 44-20-7430-5430/1.

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

CORPORATE STRUCTURE

Central European Media Enterprises Limited was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market, we have interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. Revenues are generated primarily through operating companies, which acquire programming for provision to the corresponding license companies and which sell advertising time that is acquired from or made available by the license companies. In Ukraine, the license company also engages directly in the acquisition of programming and the sale of some advertising time. Our economic interest in the operating companies corresponds with our voting interest other than in the Slovak Republic, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled “Simplified Corporate Structure - Continuing Operations”.

Key Subsidiaries and Affiliates	Share of Profits	Voting Interest	Subsidiary / Equity Accounted Affiliate	TV Network
Continuing Operations
Romania
Operating Companies:
Media Pro International S.A. (MPI)	66%	66%	Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Subsidiary
License Companies:
Pro TV S.R.L. (Pro TV)	49%	49%	Equity Accounted Affiliate	PRO TV, ACASA, and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	44%	44%	Equity Accounted Affiliate	PRO TV and ACASA

Slovenia
Operating Companies:
Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Subsidiary
License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Subsidiary	POP TV
Kanal A d.d. (Kanal A)	99.7%	99.7%	Subsidiary	KANAL A

Slovak Republic
Operating Companies:
Slovenska Televizna Spolocnost, spol. s r.o. (STS)	70%	49%	Equity Accounted Affiliate
License Companies:
Markiza-Slovakia s r.o. (Markiza)	0.1%	34%	Equity Accounted Affiliate	MARKIZA TV

Ukraine
Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Subsidiary
License Companies:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	18%	Equity Accounted Affiliate	STUDIO 1+1

Czech Republic
Operating Companies:
Ceska Nezavisla Televizni Spolecnost, spol. s r.o. (CNTS)	93.2%	93.2%	Subsidiary
License Companies:
CET 21 spol. s r.o. (CET)	3.125%	3.125%	Investment	N/A

Page 5

Czech Republic

See Part I, Item 3, "Legal Proceedings" for a discussion on the ongoing dispute between our subsidiary in the Czech Republic CNTS and CET, our former partner and the broadcast license holder, in connection with the Nova TV network. The outcome of these legal proceedings will have a significant impact on our financial position.

SIMPLIFIED CORPORATE STRUCTURE- CONTINUING OPERATIONS

(AS AT MARCH 10, 2003)

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles Holding Companies
100%
CME Development Corporation (Delaware)
60%/60%
90%/90%(1)
96.85%/ 96.85%(2)
44%/44%
49%/49%
66%/66%
70%/70%
49%/70%
34%/0.1%
Innova, IMS, Intermedia (Ukraine Group)
Pro Plus (Slovenia)
MPI (Romania)
Media Vision (Romania)
STS (Slovakia)
18%/60%
10%
100%
51%/30%
Studio 1+1 (Ukraine)
Kanal A (Slovenia)
Pop TV (Slovenia)
Media Pro S.R.L. (Romania)
Pro TV S.R.L. (Romania)
Markiza-Slovakia s.r.o. (Slovakia)

1st Figure represents the company's voting interest
2nd Figure represents the company's economic interest
(1) Shares held in trust in favour of CME
(2) The registration of the ownership interests in Pro Plus, POP TV and Kanal A is pending

SEE EXHIBIT 21 FOR FULL LIST OF SUBSIDIARIES

License Renewal

Management believes that the licenses for the television license companies will be renewed prior to expiry. In Romania, the Slovak Republic and Slovenia local regulations do contain a qualified presumption for extensions of broadcast licenses. However, there can be no assurance that any of the licenses will be renewed upon expiration of their current terms. The failure of any such license to be renewed could adversely affect the results of our operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which we operate.

In Ukraine, the license to broadcast is currently being challenged in the Arbitration Court of Kiev. It is alleged that Studio 1+1 Ltd was granted two licenses by the Ukraine TV Council and that the required license fee was not paid. These and almost identical allegations have been the subject of various legal actions for over two years. We believe that these allegations are groundless. See Part I, Item 3, “Legal Proceedings”, below.

Regulation

Our Form 10-K refers to broadcasting regulatory authorities or agencies as "The Media Council". These authorities or bodies are as follows:

Romania – National Audio-Visual Commission
Slovenia – Telecommunications, Radio Diffusion and Postal Agency
Slovak Republic – Council of the Slovak Republic for Broadcasting and Television Transmission
Ukraine – National Council for Television and Radio Broadcasting
Czech Republic – Council of the Czech Republic for Radio and Television Broadcasting

OPERATING ENVIRONMENT

Our television stations and networks reach an aggregate of approximately 69 million people in four countries. Our national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 2002 and our television network in Romania had the leading average audience share within its area of broadcast reach for 2002. In Ukraine, for 2002, our national private television station and network had the leading nationwide average audience share of television stations broadcasting in the Ukrainian language.

The market ratings of our stations in their respective markets are reflected below.

Country	Station and Networks	Launch Date	Technical Reach (1)	2002 Audience Share (2)	Market Rank (2)
Romania	PRO TV	December 1995	68%	19.2%	1
	ACASA	February 1998	52%	6.2%	4
Slovenia	POP TV	December 1995	87%	29.3%	1
	KANAL A	October 2000 (3)	80%	11.0%	3
Slovak Republic	MARKIZA TV	August 1996	96%	48.2%	1
Ukraine	STUDIO 1+1	January 1997	95%	22.2%	2

(1) "Technical Reach" measures the percentage of people in the country who are able to receive the signals of the indicated stations and networks. Source: Internal estimates supplied by each station in each country. Each of our stations in the relevant country has estimated its own technical reach based on the location, power and frequency of each of its many transmitters and the local population density and geography around that transmitter. The technical reach calculation is designed to estimate the number of homes that can receive the station’s broadcast signal. This is separate from the independent third party measurement that determines viewing shares. Source: Internal estimate, supplied by each station in each country.
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

(3) Kanal A was originally launched in 1991 and re-launched in October 2000 after we assumed control of the operations, economics and programming of Kanal A.

The following table sets forth the population, technical reach, number of TV households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where we have broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	TV Households (in millions) (3)	Per Capita GDP 2001 (4)	Cable Penetration (5)
Romania	22.4	15.3	7.6	$1,695	51%
Slovenia	2.0	1.7	0.7	$9,780	52%
Slovak Republic	5.4	5.2	1.9	$3,804	28%
Ukraine	49.1	46.6	18.6	$766	27%

Total	78.9	68.8	28.8

(1)  Source: World Bank Group, 2001.
(2)  Source: Internal estimates supplied by each station in each country.  “Technical Reach” measures the percentage of people in the country who are able to receive the signals of our stations and networks in the indicated country. Each of our stations in the relevant country has estimated its own technical reach based on the location, power and frequency of each of its many transmitters and the local population density and geography around that transmitter. The technical reach calculation is designed to estimate the number of homes that can receive the station’s broadcast signal. This is separate from the independent third party measurement that determines viewing shares. Source: Internal estimate, supplied by each station in each country.
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

Television Advertising Expenditures

The following table sets out the recent levels of television advertising expenditures in those countries where we do business. (Note: All figures are internal estimates and are in $US millions).

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

THE EUROPEAN UNION

If any Central or Eastern European country in which we operate becomes a member of the European Union (the "EU"), our broadcast operations in such country would be subject to relevant legislation of the EU, including programming content regulations. Slovenia, the Slovak Republic and the Czech Republic are expected to be admitted into the EU in the first wave of the enlargement process in 2004. It is currently anticipated that Romania will be admitted sometime after 2007.

The EU's Television Without Frontiers directive (the "EU Directive") sets forth the legal framework for television broadcasting in the EU. It requires broadcasters, where "practicable and by appropriate means," to reserve a majority proportion of their broadcast time for "European works." Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. In addition, the EU Directive provides for a 10% quota of either broadcast time or programming budget for programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising spots, including direct sales advertising. The necessary legislation in Romania, Slovenia and the Slovak Republic is now in line with the EU Directive and it has had no material adverse effect on our operations.

COUNCIL OF EUROPE

Our broadcast operations are all located in countries which are members of the Council of Europe, a supranational body through which international conventions are negotiated. In 1990, the Council of Europe adopted a Convention on Transfrontier Television, which provides for European programming content quotas similar to those in the EU Directive. This Convention has been ratified by some of the countries in which we operate, but all countries in which we operate have already implemented its principles into their national media legislation.

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

Our $30 million financing agreement with GoldenTree Asset Management contains negative covenants, including those restricting our ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business. Security has been provided in the form of guarantees and pledges over all of the stock of our Dutch B.V. holding companies. Guarantees have been provided by Central European Media Enterprises Ltd. and Central European Media Enterprises N.V. Pledges in the amount of $15,000,000, the amount outstanding to Goldentree Asset Management, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V. Should CME Media Enterprises B.V. default on its loan, shareholders would lose control of all subsidiaries and affiliates until such time as Goldentree Asset Management had been repaid. Given the illiquid nature of our shareholdings in our subsidiaries and affiliates this could result in a substantial loss in value for shareholders if such an event occurred.

Risks Relating to the Our Operations

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

Our holding company structure limits our access to cash flow

We conduct all of our operations through subsidiaries and affiliated companies. Accordingly, our primary internal source of cash and our ability to service debt are dependent upon the earnings of our subsidiaries and affiliated companies and the distribution of those earnings to us, or upon loans or other payments of funds by those subsidiaries to us. We may not be able to compel certain of our subsidiaries and affiliated companies to make distributions to service the Senior Notes and other of our obligations. Our ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which our subsidiaries operate. The subsidiaries’ or affiliated companies ability to make distributions to us is also subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans and, in some cases, the approval of the other partners, stockholders or creditors of these entities. The laws under which our operating subsidiaries and affiliated companies are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses. If our subsidiaries or affiliated companies are unable or unwilling to make distributions to us and we are unable to obtain additional debt or equity financing, we may be unable to continue to service the Senior Notes.

We do not have sole management control of our unconsolidated affiliates in the Slovak Republic and Ukraine

We own certain subsidiaries and affiliated companies jointly with various strategic partners. We have management control over the subsidiaries in which we have a majority interest. However, we are not able to affirmatively control the operations, strategies and financial decisions of either Markiza, the license holding company or STS, the operating company for the MARKIZA TV network in the Slovak Republic in which we hold 34% and 49% voting interests, respectively or the license holding company for the Studio 1+1 Group in Ukraine, in which we hold only an 18% voting interest. Therefore, without the consent of the relevant partners, we may be unable to cause these affiliated companies to distribute funds, to implement strategies or to make programming decisions that we might favor.

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

Upon completion of this restructuring we would have majority control over all the key licenses we operate in Romania. Currently we only have minority stakes in the two Romanian license holding companies, albeit with blocking rights. We are dependent on our partners’ agreement to the restructuring in order to comply with the new audio-visual law.

In our Consolidated Balance Sheet at December 31, 2002 there are accrued tax liabilities and estimated interest and penalties on outstanding tax liabilities of $23,300,000, in the aggregate. The major portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at our Romanian subsidiaries. A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. This rescheduling is permitted under Romanian law subject to written application demonstrating compliance with a series of objective criteria. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate and may have to cease operations entirely unless they can arrange financing to secure the required funds or the shareholders (including us) determine to inject equity into the business.

As at December 31, 2002, 33% of the Romanian subsidiaries’ accounts receivable balance was more than 360 days old and 9% was in the 180-360 day category. Subsequent to year end $7,672,000 was received with $860,000 being against debt older than 360 days. Accordingly, $831,000 of our total bad debt provision was released in the fourth quarter resulting in a total decrease to our total bad debt provision of $738,000 in the twelve months ended December 31, 2002. On our Consolidated Balance Sheet at December 31, 2002, the total provision for bad debt is $7,481,000, of which our provision for Romanian bad debts is $5,733,000. The total gross accounts receivable in respect to our Romanian operations is $15,544,000 (included in “Accounts Receivable” in the Consolidated Balance Sheet, see Part II, Item 8) at December 31, 2002.

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

Our operating results are dependent on the sale of commercial advertising time in developing markets.

     Our business relies on advertising revenues, which depends partly upon prevailing general economic conditions. Our advertising revenues also depend on our stations’ broadcast reach, television viewing levels, the relative popularity of our programming and the pricing of advertising time. Furthermore, increases in advertising spending have generally corresponded to economic recoveries, while decreases have generally corresponded to general economic downturns and recessions. Advertising spending or advertising spending growth in our markets has declined in our markets in the past and may decline in the future. If our television audience shares decline for any reason, we may not be able to maintain our current levels of advertising income or the rates we can charge advertisers. We must also compete for advertising revenues with other forms of advertising media, such as radio, newspapers, magazines, outdoor advertising, transit advertising, telephone directory advertising, on-line advertising and direct mail. Any decline in advertising revenues may adversely affect our results.

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

Central European Media Enterprises Ltd. is a Bermuda company, and substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States of America. However, it may not be possible for investors to enforce outside the United States of America judgments against us obtained in the United States of America in any civil actions, including actions predicated upon the civil liability provisions of the United States of America federal securities laws. In addition, certain of our directors and officers are non-residents of the United States of America, and all or a substantial portion of the assets of such persons are or may be located outside the United States of America. As a result, it may not be possible for investors to effect service of process within the United States of America upon such persons, or to enforce against them judgments obtained in the United States of America courts, including judgments predicated upon the civil liability provisions of the United States of America federal securities laws. There is uncertainty as to whether the courts of the countries in which we operate would enforce (i) judgments of United States of America courts obtained against us or such persons predicated upon the civil liability provisions of the United States of America federal and state securities laws or (ii) in original actions brought in such countries, as applicable, liabilities against us or such persons predicated upon the United States of America federal and state securities laws. A final and conclusive judgment in Federal or State courts of the United States of America under which a sum of money is payable (not being a sum payable in respect of taxes or other charges of a like nature or in respect of a fine or other penalty or multiple damages) may be subject to enforcement proceedings as a debt in the Supreme Court of Bermuda under the common law doctrine of obligation. Among other things, it is necessary to demonstrate that the court which gave the judgment was competent to hear the action in accordance with private law principles as applied in Bermuda and that the judgment is not contrary to public policy in error in Bermuda, has not been obtained by fraud or in proceedings contrary to natural justice and was not based on error in Bermuda law.

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

Many of these events are beyond our control. These factors may materially adversely affect the market price of our common shares, regardless of future operating performance.

OPERATIONS BY COUNTRY

ROMANIA

General

Romania is a parliamentary democracy of approximately 22.4 million people. Per capita GDP was an estimated $1,695 in 2001 with a GDP growth rate of 4% in 2002. Approximately 88% of Romanian households have one or more television sets, and cable penetration is approximately 51%. According to our estimates, Romanian television advertising totalled approximately $66 million in 2002.

Operating Companies : MPI and Media Vision

Our interest in our Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") between Adrian Sarbu, Ion Tiriac and ourselves, forming Media Pro International S.A. ("MPI"), through which the PRO TV, ACASA and PRO TV INTERNATIONAL networks are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks.

Pursuant to the Romanian Agreement, we have a 66% voting interest in MPI. Shares of profits of MPI are equal to the partners' equity interests. We have the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although we have majority voting power in MPI, with respect to certain financial and corporate matters, the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required.

With specific reference to MPI, the financial and corporate matters which require approval of the minority shareholders are in the nature of protective rights which are not an impediment to consolidation for accounting purposes.

In addition, in Romania, we have a 70% voting interest and share of profits in Media Vision SRL ("Media Vision"), a production and subtitling company. On November 22, 2001 we sold our 70% voting and profits interests in Video Vision International SRL ("Video Vision"), a Romanian post-production company and the gain recognized on this sale was $1.8 million.

License Companies : Pro TV Srl and Media Pro Srl

We own a 49% voting and profits interest in Pro TV, Srl which holds 19 of the 22 licenses for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL network. Messrs. Sarbu and Tiriac own substantially all of the remainder of the voting and profits interests of Pro TV, Srl. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which we hold 44% of the voting interest and share of profits. The remainder is owned by Messrs. Sarbu and Tiriac.

Under an agreement between Mr. Tiriac and Mr. Sarbu, Mr. Tiriac has agreed to transfer his shareholding in the license companies and MPI to Mr. Sarbu following completion of a multi-year series of payments by Mr. Sarbu. Upon completion of these payments, Mr. Sarbu would control the remainder of the shares in the license companies and MPI not owned by us.

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

Upon completion of this restructuring we would have majority control over all the key licenses we operate in Romania. Currently we only have minority stakes in the two Romanian license holding companies, albeit with blocking rights. We are dependent on our partners’ agreement to the restructuring in order to comply with the new audio-visual law.

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

SLOVENIA

General

Slovenia, a parliamentary democracy of 2.0 million people, had an estimated per capita GDP of $9,780 in 2001 with a GDP growth rate of 3.2% in 2002, the highest per capita GDP among the former Eastern bloc countries. Approximately 96% of Slovenian households have one or more televisions. According to our estimates, Slovenian television advertising totalled $48 million in 2002.

Operating Company : Pro Plus

Pro Plus provides programming to and sells advertising for the broadcast license holders Pop TV and Kanal A, as well as additional affiliates. Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, we have restructured our Slovenian operations. As of January 30, 2003 we own 96.85% of the voting and profits interests in Pro Plus with corresponding economic and voting rights. This ownership interest is subject to registration in the Commercial Registry of Slovenia. Prior to January 30, 2003 we had 78% of the voting interests in Pro Plus and an effective share of profits of 85.5%.

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed during the remainder of 2006, after which the call expires.

License Companies : Pop TV and Kanal A

As of January 30, 2003, Pro Plus owns 100% of Pop TV, giving us a 96.85% voting interest and share of profits in Pop TV. Pop TV holds all of the licenses for the Slovenian operations apart from those effectively held by Kanal A. Pro Plus has entered into an agreement with Pop TV, under which Pro Plus provides all programming to Pop TV and sells its advertising for the POP TV network.

We control the operations, economics and the programming of Kanal A, which is the second leading commercial television broadcaster in Slovenia. 90% of the voting and profits interest in Kanal A is being held by Superplus Holding d.d. (“Superplus”) which is owned by individuals who are holding the share of Superplus in trust for us. As of January 30, 2003, Pro Plus owns the remaining 10% of Kanal A, giving us an effective 96.85% voting interest and share of profits in Kanal A. Pro Plus has entered into an agreement with Kanal A, under which Pro Plus provides all programming to Kanal A and sells its advertising for the KANAL A network.

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

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of 5.4 million where nearly 99% of households have television. Per capita GDP was an estimated $3,804 in 2001 with a GDP growth rate of 3.6% in 2002. Television advertising was approximately $47 million in 2002, in the Slovak Republic according to our estimates.

Operating Company : STS

Our interest in STS is governed by a Participants Agreement (the "Slovak Agreement") between ourselves and Markiza-Slovakia s.r.o. ("Markiza") forming STS. Pursuant to the Slovak Agreement, we are required to fund all of the capital requirements of and hold a 49% voting interest and a 70% share of profits in STS. Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. We are entitled to a 70% share of the profits of STS, except that our share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by us. A Board of Representatives directs the affairs of STS, the composition of which includes two of our designees and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners and require a 67% affirmative vote of the partners.

License Company : Markiza

On January 18, 2002, we entered into an interest participation transfer agreement to acquire a 34% voting interest and a 0.1% share of profits in Markiza. As a result of this acquisition, we will be entitled to a 70% share of STS' profits as opposed to 80% prior to the acquisition. We now have the right to appoint one of three authorized co-signatories of Markiza, which gives us a blocking control over Markiza's significant activities. The ownership transfer to us was approved by the Slovak Republic Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

As a result of the change in our entitlement to distribution of profits, we have charged the Consolidated Statement of Operations with $2,685,000 in the first quarter 2002, to reflect the reduction in the economic interest based on our value of the investment as at December 31, 2001.

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

On October 23, 2001, the Slovak Republic Media Council awarded a TV transmission license to TV Global (JOJ TV), a company controlled by Ceska Produckcni 2000 and managed by Vladimir Zelezny, with whom we are in dispute in connection with Nova TV in the Czech Republic.

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

UKRAINE

General

Ukraine, a parliamentary democracy of 49.1 million people, is the most populous market served by us. Nearly 100% of Ukrainian households have television, and cable penetration is approximately 32.6% in cities with a population over 50,000. An estimated per capita GDP of $766 in 2001 with a GDP growth rate of 4.5% in 2002 is the lowest of all our markets.

The Key Agreement among Boris Fuchsmann, Alexander Rodniansky, Studio 1+1, Innova, IMS, CME Ukraine Holding GmbH and CME Ukraine B.V., entered into as of December 23, 1998, grants us a 60% share of profits of the Studio 1+1 Group.

In addition to our ownership in the Studio 1+1 Group, we also have a passive 30% interest in Gravis, a local television station. This investment was fully written down in a prior period.

Operating Companies : Innova, IMS

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. We own a 60% voting and profits interest in each of Innova and IMS. Innova owns 100% of Inter-media, a Ukrainian company, which in turn holds a 30% voting and profits interest in Studio 1+1, the license holding company in Ukraine.

Ukraine Advertising Holding B.V. ("UAH"), where we owned a 60% voting and profits interest, was dissolved in June 2002 following the registration of the sale of its shares in Prioritet, the main vehicle for advertising sales up until January 1 2001, where UAH held a 50% voting and profits interest.

Innova provides programming and production services to Studio 1+1 Ltd, the license holding company. From January 1, 2001, the sale of Studio 1+1 Ltd's advertising air time has been out-sourced to Video International, in which we have neither an economic nor a voting interest.

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. At present our voting and profits interest in Studio 1+1 is, indirectly, 18%. Existing agreements commit all the shareholders of Studio 1+1 to increase our direct holding, or  the holdings of one of our subsidiaries, when legislation permits this.

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

License Renewal

The Studio 1+1 license expires in 2006. Licenses in Ukraine are renewed by the Ukraine Media Council in accordance with the terms of the 1995 Act on Television and Radio Broadcasting ("Media Act"). The Ukraine Media Council may extend the license term in an administrative procedure. The license must be extended for another 7 years, if the applicant meets all conditions set forth for a broadcaster in the Media Act. We believe we are currently in compliance with all these conditions (see also Part I, Item 3, “Legal Proceedings”).

CORPORATE OPERATIONS

Our central service organization provides each television operation with a central resource. The service functions provided include sales, financial and legal services, including financial planning and analysis, cost control and network management.

SEASONALITY

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, “Quarterly Results and Seasonality” for further discussion.

EMPLOYEES

As of March 1, 2003, we had a corporate operations staff of 23 employees (compared to 22 as of March 1, 2002) and our subsidiaries had a total of approximately 1,830 employees (compared to 1,796 as of December 31, 2001). None of our employees or the employees of any of our subsidiaries is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

ITEM 2. PROPERTIES

We maintain our registered office in Bermuda. In addition, CME Development Corporation leases office space in London in one location. The lease, for 3,958 square feet of office space, expires in 2015.

We previously entered into an agreement on behalf of MPI which gives us the option to acquire the facility in Bucharest which contains some of PRO TV's facilities. The purchase price is currently being negotiated. We own a portion of a building in Ljubljana which contains POP TV and Kanal A's facilities and offices. STS owns its principal office facility near Bratislava. Studio 1+1 leases offices in central Kiev and studio space outside Kiev.

Our Czech Republic operation owns a building of approximately 65,000 square feet which contains modern studios in Prague, Czech Republic. This asset is held for resale.

ITEM 3. LEGAL PROCEEDINGS

CZECH REPUBLIC

We own 93.2% of Ceska nezavisla televizni spolecnost, spol. s.r.o. (CNTS). CNTS has a Cooperation Agreement with CET 21, spol. s.r.o. (CET), a company independent of us comprised of a number of Czech partners originally led by Dr. Vladimir Zelezny. The agreement is for CNTS to act as an operating company supplying programming and selling advertising for CET, the license holder of the Nova TV network. This agreement is disputed.

History

In January 1993, CET was awarded a terrestrial television broadcast license in the Czech Republic. This license, which was extended in January 2002, expires in January 2017. CET was awarded the license with the full knowledge and understanding of the Media Council that CEDC (Central European Development Corporation) (our direct predecessor in interest) was a direct participant in the license application. With the involvement of the Media Council, we and CET entered into a Memorandum of Association and Investment (the Memorandum of Association) that provided for the creation of the company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV. Nova TV became one of the most successful television stations in Europe.

In 1996 and 1997, however, under compulsion resulting from proceedings initiated by the Media Council, we and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association. One such contract (the Cooperation Contract) expressly identified CET as the license holder and the “television broadcasting operator” of Nova TV. Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal. CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 (US $2,600) per month payable to CET.

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

ICC Arbitration

On April 26, 1999, we filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the ICC Arbitration). We sought the return of US $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which we purchased from Dr. Zelezny Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS. We also sought the forgiveness of the US $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $90,901.52 and CZK 262,139,400 (approximately $8,697,000). Furthermore, on September 22, 2002 CME Media Enterprises BV received an additional $20,240,000 from MEF Media Akciova Spolecnost (MEF) without specification of the title of such payment (MEF payment). On December 13, 2002 CME Media Enterprises BV has returned the Nova Consulting shares to a representative of Dr. Zelezny, which resulted in a reduction of our shareholding in CNTS to 93.2%.

Lauder UNCITRAL Arbitration

On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of our Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over Central European Media Enterprises Ltd.) an investment in the Czech Republic. The claim asserted that the Czech Republic harmed Mr. Lauder's investment in CNTS by, among other things, taking unfair and discriminatory actions by reversing its initial approval of an exclusive relationship between CNTS and CET, and by failing to act to remedy the effects of the improper actions of Dr. Zelezny. Mr. Lauder sought monetary damages arising from harm caused to CNTS by the Czech Republic's actions.

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

CME UNCITRAL Arbitration

On February 22, 2000, CME Czech Republic BV, our wholly owned subsidiary instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic (CME Uncitral Arbitration).

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that we suffered as a result of its violations of the Treaty by payment of the fair market value of our investment as it was before consummation of the Czech Republic’s breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay US $1,008,000 to us as a refund of our legal costs and expenditures and of our payment of the Tribunal’s fees and disbursements. The hearings to quantify our damages took place in London between September 2 and September 13, 2002. The evidentiary records have been closed, and all testimony was taken at the September hearing. The closing argument in the Quantum Phase was heard from November 11 to November 14, 2002 in London, and it is expected that a final award will be issued by the Tribunal by the end of the first quarter of 2003.

We have submitted to the Tribunal evidence claiming US $526.9 million less certain adjustments for residual value arising from the sale of Czech assets and the sale of 5.8% interest in CNTS as a result of the payment of the ICC Award by Zelezny. We also claimed interest at 12% from August 1999.

On March 6, 2003, the Tribunal informed the parties to the Arbitration “that the Arbitrators have finished their deliberations and will render the Final Award shortly”.

The Collateral Challenge

The Czech Republic has filed a collateral challenge of the final partial award in the Swedish courts. The Czech Republic alleges in their collateral challenge that their party appointed arbitrator was not allowed to fully participate in the deliberations leading to the Partial Final Award, that Czech law was not given precedence and should have been, and that the entire matter had already been dealt with by the London based tribunal in the Lauder arbitration and should not have been heard again on the basis of the principal of res judicata. The Czech Republic also argues in its pleadings that the Tribunal acted beyond its mandate in a number of ways including by declaring that in the quantum phase of the hearings our damages should correspond with the fair market value of the destroyed CNTS investment, instead of just finding the Czech Republic liable and leaving all other questions for this phase. All of these claims are in our opinion incorrect as matters of fact or law and have been raised by the Czech Republic solely for the purpose of attempting to delay enforcement of any award. The hearing in Stockholm, Sweden commenced on March 3, 2003 and is scheduled to last until April 3, 2003.

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

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

SLOVENIA

On November 20, 2002, we received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. Mrs. Meglic is claiming damages against MMTV in the amount of SIT 190 million (approximately US $ 859,000).

During the period from 1992 to 1994, Mrs. Meglic advanced monies to MMTV. Mrs. Meglic, who was the sole shareholder of MMTV at that time, contends these advances were shareholder loans. In 1995, Mrs. Meglic sold us a 10% interest in MMTV, which at that time was part of the POP TV network. At the end of 1996, we agreed to terms that effectively resulted in the buyout of the remaining interest in MMTV held by Mrs. Meglic in consideration of US $5,000,000. Prior to the closing of that transaction in the first quarter of 1997, Mrs. Meglic entered into a loan agreement with MMTV, represented by her husband General Director Marijan Meglic, that ostensibly consolidated the advances made from 1992 to 1994 into a single loan. During the summer of 2002, Mrs. Meglic demanded repayment of the advances plus accrued interest. MMTV sought clarification from Mrs. Meglic of the amounts in dispute. Subsequently, Mrs. Meglic filed suit.

In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US $859,000) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US $131,000)) plus accrued interest. We believe Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock of Central European Media Enterprises Ltd.  began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV." On October 10, 2000, our Class A Common Stock was delisted from the Nasdaq National Market. On November 27, 2002, our Class A Common Stock was re-listed on the Nasdaq National Market under the trading symbol "CETV."

On March 3, 2003 the last reported sales price for the Class A Common Stock was $11.50.

The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years and for the first quarter of 2003. All share information has been adjusted to reflect the two-for-one stock splits which took effect on August 16, 2002 and January 10, 2003.

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

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our Common Stock. Our ability to pay cash dividends is primarily dependent upon receipt of dividends or distributions from our subsidiaries over some of which we have limited control. In addition, the indentures which govern our US$100 million 9 3/8% Senior Notes Due 2004 and Euro 71.6 million (approximately US$75 million) 8 1/8% Senior Notes Due 2004 restrict our ability to declare and pay cash dividends. See Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

(1) On November 22, 2001 we sold our 70% interest in Video Vision International Srl and a gain of $1,802,000 has been recognized.

(2) During the third quarter of 1999 we announced that we were selling substantially all of our Hungarian operations to SBS. Our financial statements have been restated for all periods presented in order to reflect the operations of Hungary as discontinued operations. During the fourth quarter of 1998, we sold our interests in the TVN television operations in Poland at a loss, resulting in the treatment of these interests and related operations as discontinued operations for all periods presented. Our financial statements have been restated for all periods presented in order to reflect the operations of Poland as discontinued operations.

(3) All per share data has been adjusted for the two two-for-one stock splits which occurred on August 26, 2002 and January 10, 2003.

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of our last eight fiscal quarters

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

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

(1) The net profit of $14,842,000 in the three months ended September 30, 2002 was primarily due to the receipt of $28,953,000 following our dispute with Dr. Zelezny. See Part I, Item 3, "Legal Proceedings" for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Operations

Our consolidated net revenues for 2002 have increased by 26% compared to 2001 primarily due to significant growth in the Ukrainian and Slovenian operation's net revenues. Total station operating costs for 2002 have increased by 12% compared to 2001 primarily attributable to planned increases on amortization of programming at the Romanian and Ukrainian operations and a write down in value of asset held for sale. Our consolidated net loss for 2002 improved to a loss of $14,184,000 from a loss of $22,111,000 in 2001.

Related party matters - Overview

There is a limited local market for many specialist TV services in the countries in which we operate. Therefore, we do not consider it possible to provide an assurance that fair market prices and payment terms are in place for such services, many of which are provided by parties known to be connected to our local shareholders. We continue to review all of these arrangements.

Romania

Past Due Accounts Receivable

The total gross accounts receivable on our Consolidated Balance Sheet in respect of our Romanian operations was $15,544,000 at December 31,2002, 33% ($5,129,520) of which were more than 360 days old. This represents an improvement from 35% of Romanian receivables reported as at both December 31, 2001 and September 30,2002. An improvement was also achieved in 180-360 days old category as the balance was reduced from 20% at December 31, 2001 to 9% at December 31, 2002 Subsequent to December 31,2002 and before the filing date, $7,762,000 was received with respect to Romanian receivables, of which $860,000 related to Romanian receivables more than 360 days old. The result of these improvements was that $831,000 of our total bad debt provision was released during the fourth quarter of 2002. On our Consolidated Balance Sheet the total provision for bad debt is $7,481,000 of which the provision for Romanian bad debts is $5,733,000.

Tax provision

In our Consolidated Balance Sheet are current tax liabilities and estimated interest and penalties on outstanding tax liabilities. A significant portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at our Romanian subsidiaries. A recent agreement with the Romanian tax authorities has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. This rescheduling is permitted under Romanian law subject to written application demonstrating compliance with a series of objective criteria. Penalties of up to $5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate and may have to cease operations entirely unless they can arrange financing to secure the required funds or the shareholders (including us) determine to inject equity into the business.

Audio visual law and Romania operations restructuring

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

In September 2002, the Romanian Media Council instructed all television stations in Romania that they to restructure their operations by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as exist between MPI and the two Romanian license holding companies, are not permissible under the new law. We are in discussions with our partners in Romania to transfer the operation of the broadcasting licenses from MPI to the main license holding company Pro TV and to increase our stake in Pro TV from the existing 49% to a majority 66% stake as permitted under the new Media Law that came into force on July 22, 2002. In connection with those discussions, it is expected that the secondary license holding company, Media Pro, would apply to the Romanian Media Council to transfer the licenses it owns to Pro TV, as this is also permitted under the new Media Law. We are in the process of commencing the legal and regulatory steps required in order to complete this restructuring procedure. However, there can be no certainty that this transaction will be approved by the Romanian Media Council.

Upon completion of this restructuring we would have majority control over all the key licenses we operate in Romania. Currently we only have minority stakes in the two Romanian license holding companies, albeit with blocking rights.

Related Party Matters

A “related” party is one in which we have determined that a shareholder has direct control or influence; a “connected” party is one in which we are aware of a family or business connection to a shareholder.

We, Mr Sarbu and Mr Tiriac are all shareholders in MPI, Pro TV and Media Pro. The Cooperation Agreement between us, Mr Sarbu and Mr Tiriac requires that related party transactions be approved by the shareholders. The approval process for related party transactions was exercised verbally for the period from 1997 to late 2001. Beginning in 2002 formal, written records have been required and reviews of related party transactions have been performed. Approval of these has been made at local MPI board and shareholder meetings.

Mr Sarbu, the General Director and minority shareholder in our Romanian operations, has extensive business interests in Romania, particularly in the media sector. Due to the limited local market for many specialist television services in Romania, companies related or connected to Mr Sarbu were often the sole or primary supplier of the services that MPI required, and much of the Romanian business was developed based on services supplied by Mr Sarbu’s companies.

In 2002, the shareholders of MPI decided to review related party transactions, bring services in-house where possible and place additional controls over the remaining related party transactions.

Description of related party transactions

In 1995 we loaned Inter Media srl $1.3 million to purchase an interest in the building in which Pro TV operates. At the time of the loan Mr. Sarbu owned Inter Media srl and we believe he continues to have an economic interest in such company. The interest in the building was to be sold to MPI at a fair market valuation that was to be determined. In 2002 an independent valuation of the building was obtained by us. This valuation was substantially less than Mr. Sarbu’s view of the building’s value and the transaction could not therefore be concluded. Mr Sarbu argues that in anticipation of the sale of the building to MPI, his affiliated company charged a substantially lower rental fee to MPI and is now claiming the difference and intends to offset the outstanding rental fee against the loan. MPI in anticipation of the sale made substantial improvements to the building that would normally be done at the cost of the building owner. As a result we, Pro TV and Mr Sarbu (via his affiliated company) are in negotiation regarding the amount of monies that may be outstanding to unwind this transaction. We have accrued $600,000 as a potential liability on our December 31, 2002 balance sheet.

The total purchases from companies related or connected with Mr Sarbu in 2002 were approximately $4.4 million (2001 : $11.1 million). The total sales to companies related or connected with Mr Sarbu in 2002 were approximately $1.0 million (2001 : $1.8 million). At December 31, 2002 companies connected but not related to Mr Sarbu had an outstanding balance due to us of $2,687,000 (2001 : $2,807,000).

Historically, companies in which Mr Sarbu has an interest have paid MPI more slowly than have independent third parties, while amounts due to these companies were paid promptly by MPI. This combination resulted in a decrease in cashflow to MPI to the detriment of its stockholders, including ourselves.

In March 2002, as a result of the increasing amount and age of the related and connected party receivables in Romania, our Audit Committee commissioned an investigation into the related party transactions occurring in its Romanian operations. A report was provided to the Committee by independent accountants (not our auditors) which confirmed that a number of transactions entered into by our subsidiaries in Romania with parties related to Mr Sarbu had not been properly approved by the shareholders of the subsidiaries. Further, related party receivables of the subsidiaries were significantly in arrears while related party payables were paid promptly. Additionally, a number of transactions not declared as related party transactions may have been related party transactions. As a result the Committee recommended strict controls to prevent future occurrences of any such irregularities and to improve the collection of receivables, credit management and authorization of related party transactions in the Romanian operations. To implement this, the shareholders of MPI have unanimously approved resolutions requiring a higher level of review and control over related party transactions, credit control and collection of receivables.

During 2002, we included an amount of $671,000 for related party barter in exchange for programming rights from Mr Sarbu’s companies in our revenue and expenses for the Romanian operations.

At the end of 2002, our year end internal audit process detected that some advertising time had been bartered to businesses related to Mr. Sarbu, in excess of amounts that had been approved. The most significant barter arrangement was with a programming provider related to Mr. Sarbu which sold advertising spots in exchange for programming. We do not believe we experienced any monetary loss as a result of this unauthorized barter because otherwise unsold time was so bartered. This sale of airtime was brought in-house from January 1, 2003 and since then airtime spot sales have been made directly to clients rather than bartered for programming supplied by Mr. Sarbu’s company.

Airtime is measured in GRPS. (Gross Rating Points – the percentage of all possible viewers watching the show in any 30 second period, so that 1 rating point represents 1% of all possible viewers watching a show). Our controls showed that approximately 21,000 unapproved GRPs were transferred in excess of the contractual agreement. 800,000 GRPs are available in a year if we sell all theoretically available airtime at our Romanian stations. We sell approximately 600,000 GRPs per year at our Romanian stations. Since unsold advertising time was also available in this period, it is not possible to make a realistic estimate of the monetary value of the unapproved airtime.

It is difficult to determine whether we received fair value in these transactions due to the limited local market for many specialist television services in Romania and the fact that many of the companies providing these services are related or connected to Mr. Sarbu. Since the value of this barter is shown as both revenue and expense in our financial statements but the impact on our net income is zero, we do not believe the related party nature of these barter transactions has had a significant effect on our financial statements.

Our internal controls detected these unauthorized related party transactions, and further review has led us to implement new internal controls at MPI and our head office to discourage repetition of related party barter by ensuring discovery in a more timely manner. These include improved local controls over the reconciliation of invoicing to the actual advertising spots shown on TV as well as a quarterly review by our corporate staff of advertising sales figures to ensure that all airtime is correctly invoiced. However, no control can prevent an executive manager from exceeding his authority.

These unapproved related party barter transactions were in violation of the Co-operation Agreement and Mr Sarbu’s employment agreement. Mr. Sarbu has been informed, orally and in writing, and through a Board resolution passed by the local MPI Board, that disciplinary action will result from further unauthorized related party transactions. We believe that the local board resolution has impressed upon Mr. Sarbu the importance of strict and formal adherence to our internal control framework.

The outstanding receivable balance between our Romanian operations and connected parties was: $2.7 million at December 31,2002 (2001: $2.8 million) of which all the balance is over 360 days old (2001: $0.9m). The outstanding receivable balance between our Romanian operations and related parties at December 31,2002 was $2.2 million (2001: $3.6 million) of which $0.9 million is over 360 days old (2001:  $1.4million).

Accounting for related party barter

Our Romanian operations have certain related party barter arrangements in place in Romania. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, we have devised an appropriate method of valuation for the receipt of programming. This methodology takes into account the average cost per hour of acquired programming to Pro TV as well as the time at which the bartered programming is shown.

Slovenia

On December 13, 2002, Pro Plus entered into an agreement to purchase the interests in Pro Plus and Pop TV held by certain partners of Tele 59 d.o.o. (“Tele 59”). At that time Tele 59 held a 21% voting but a 14.5% effective share of profits in Pro Plus and a 49% voting and profits interest in Pop TV d.o.o. The amount agreed was Euro 5,000,000 (approximately US$ 5.3 million). This agreement was subject to the satisfaction of a number of conditions precedent, including the securing of financing for the transaction and the receipt of necessary regulatory approvals. Subsequently, Pro Plus executed a Euro 8,000,000 (approximately US$ 8.4 million) term loan agreement with Bank Austria Creditanstalt d.d. and Nova Ljubljanska Banka d.d. and a portion of the proceeds were used to the complete the purchase of the Tele 59 partners’ interests as above.

In January 2003, the Ministry of Culture of the Republic of Slovenia, which is vested with authority to oversee the implementation of the media law in Slovenia, approved the ownership by Pro Plus of interests in excess of 20% in more than one broadcaster. On January 29, 2003, following receipt of that approval, Pro Plus completed the acquisition of the interests of certain partners of Tele 59 d.o.o. As part of the restructure we were left with no interest in Tele 59 . On January 30, 2003, we restructured our operations in Slovenia. Pursuant to that restructuring, we now hold a voting and share of profits interest in Pro Plus equal to 96.85%, subject to registration in the Commercial Registry of Slovenia.

Related party matters

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% voting and profits interests of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed during the remainder of 2006 after which the call expires.

Slovak Republic

Following elections in the Slovak Republic on September 20, 2002, the ANO political party, founded by Mr. Pavol Rusko, an executive in Markiza and STS, obtained a number of seats in the national parliament. On November 1, 2002, Mr. Rusko was appointed a deputy chairman of the parliament. In order to comply with Slovak conflict of interest rules, Mr. Rusko has resigned from his position as an executive of STS (the operating company for the MARKIZA TV network) and of Markiza. In addition, following receipt of approval from us, he has transferred his indirect 17% ownership interest in Markiza to a third party. We do not believe that the resignation of Mr. Rusko will have a significant impact on our Slovak operations.

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

Related party matters

The operating company in the Slovak Republic, STS, has loaned us approximately $4.8 million, the full amount of the available loan facility. We have a 49% voting interest in STS and, by agreement with Markiza, the license holding company, are entitled to a 70% share of the profits of STS. The loan is repayable by us on December 1, 2005 and bears interest at a rate of BRIBOR+2.2% (BRIBOR – 3 month as at December 31,2002 was 6.4%), which rate we believe is comparable to independently negotiated third party rates.

STS, the operating company of our investment in the Slovak Republic, has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of TV programs. Many of these contracts are for the production of programs such as “Millionaire” that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2002 advertising sales of STS placed through Mr. Kovacik’s advertising agency were $2,145,000 (2001 : $2,386,000), and the total amount due to STS from this agency at December 31, 2002 was $1,819,000 (2001 : $1,720,000).

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

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

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

We believe that the claim brought against AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

Related Party Matters

We contract with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann. Our total purchases from Contact Film Studios in 2001 and 2002 were $104,942 and $1,324 respectively. No outstanding balances are owed to us as of December 31, 2002.

We made in 1998 a loan to Mr Fuchsmann with a total balance outstanding at December 31st , 2002 of $3,838,000, an interest rate of 10% and a final due date of November 2006 as disclosed in Note 14 of Item 8.

Related Party Loans

A table of outstanding loans and advances to related parties in all countries in which we operate is shown below

	At December 31, (US$ 000’s)
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

We received significant payments against our related party loans during 2002, such that the current portion of the loans reduced from $7,346,000 at December 31, 2001 to $3,842,000 at December 31, 2002. Non – current loans to related parties increased slightly in the year from $7,276,000 at December 31, 2001 to $7,742,000 at December 31,2002. This reflects a movement of balances from current loans to non-current loans. The net effect between current and non-current loans is a significant reduction in our related party balances.

Czech Republic

We, through a wholly owned subsidiary, are still a party to arbitration proceedings against the Czech Republic. (For a further discussion, See Part I, Item 3, “Legal Proceedings”).

Following the dispute between CNTS and CET, we minimized our operations in the Czech Republic during 2001. We intend to sell our building and all of our remaining assets in the Czech Republic as required to mitigate our damage claim. CNTS will continue to pursue the outstanding legal claims against CET and the Czech Government. (See Part I, Item 3, “Legal Proceedings” for a further discussion). On July 25, 2002 we received $8,713,002 from CET 21 as payment of the amounts pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny.

In July 2002, we paid our share of a capital increase in CET of $270,000 to increase our ownership percentage from 1.25% to 3.125%. The registration is pending and is subject to the outcome of a lawsuit between Central European Media Enterprises Ltd, CEDC and CET regarding the validity of the transfer CEDC’s shares in CET to us.

Corporate

Financing arrangement with GoldenTree Asset Management LLC

On July 31, 2002 CME Media Enterprises BV, our wholly owned subsidiary , agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC (“GoldenTree”). We drew down the first $15 million tranche on August 5, 2002 and have an option to drawn down an additional tranche of $15 million. The loan matures on June 15, 2004 with an early repayment option at our election. This financing together with partial repayment of inter-company debt due to us from our subsidiaries was used as additional working capital. The principal terms of the loan are as follows:

Compensation is payable in the form of interest, commitment and draw-down fee, and the issuance of warrants on any draw date. Any warrants issued are at an exercise price equal to the average price of our shares in the last 26 days of trading prior to the closing of the financing. The first 348,000 warrants were issued at an exercise price of $5.0075.

Interest is applied at 12% per annum to any balances drawn down. A commitment fee of 1.5% on $30 million was paid on signing and a draw down fee of 1.5% of the borrowed amount was paid on the first draw-down. A 1.5% fee will be payable on any additional draw-down.

The financing agreement contains negative covenants, including those restricting our ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business.

Security has been provided in the form of guarantees and pledges. Guarantees have been provided by Central European Media Enterprises Ltd. and Central European Media Enterprises N.V. Pledges, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V. These entities function as holding companies for our operations.

On draw down of the first tranche of $15 million, 348,000 new share warrants were issued. In the event of a further $15 million draw down a further 348,000 new warranties will be issued. In the event of early repayment, we at our option may make a cash payment or issue additional warrants, to a maximum of 348,000 additional warrants per $15 million of draw down, so that a 40% annual rate of return inclusive of the interest of 12% is achieved. At maturity we, to meet our obligation of providing a 40% annual rate of return inclusive of 12% interest, may issue additional warrants up to a maximum of 348,000 additional warrants per $15 million of draw down but we have no obligation to make any cash payment at maturity.

The following table is illustrative of our potential obligation to issue additional warrants on the maturity date.

Average share price for 26 trading days preceding June 15, 2004	Number of warrants at $5.0075
$33.46 or above	Zero
Between $19.23 and $33.46	Zero-348,000 dependent on share price
Below $19.23	348,000 warrants

If the average share price for the 26 trading days preceding June 15, 2004 is below $19.23, we will be obligated to issue 348,000 additional warrants and no further liability will fall on us.

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

Both of the two-for-one stock splits: (i) had no effect on the par value of our Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of our Class A Common Stock from $185,138 to $740,552; and (iii) increased the value of the authorized share capital of our Class B Common Stock from $79,347 to $317,388.

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

Program Rights Costs – We acquire programming to broadcast. This programming is the primary source of our ability to generate advertising revenue. Program rights acquired by us under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized as follows: with regard to certain prime time feature films, the asset is amortized by 90% for the first run and 10% for the second run; all other programming is amortized by 100% on a first showing. The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted accordingly.

Valuation of Intangible Assets – We have acquired significant intangible assets that are valued and recorded. Intangible assets include goodwill, broadcast license costs and license acquisition costs. Goodwill represents our excess cost over the fair value of net assets acquired. Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142. Intangible assets include broadcast licenses and license acquisition. Broadcast license costs and license acquisition costs reflect the costs of acquiring licenses to broadcast. These intangible assets are deemed to have an infinite life and are not amortized. However, they are assessed for impairment on an annual basis in accordance with FAS No. 142.

Barter transactions – We enter into barter transactions for the provision of certain goods and services in addition to programming which is to be broadcast. We record barter transactions at the estimated fair market value of goods or services received. In cases where bartered programs can only be obtained through a barter agreement, we value the barter at the value of the asset conveyed in exchange for the programs. In other cases where we have elected to enter into barter agreements as an alternate method of payment, strictly for economic reasons, we value the barter agreement at the value of the asset received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by us prior to receiving the merchandise or services, a receivable is recorded.

Additional Information

We, like other television operators, experience seasonality (see Item 6 “Quarterly Results and Seasonality”), with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period, and highest during the fourth quarter of each calendar year. The primary expenses incurred in television operations are programming and production costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses. We have incurred and might in the future incur expenses conducting pre-operating activities, as well as reorganizing existing affiliate entities which hold the broadcast licenses. We also engage in barter transactions in which we exchange commercial advertising time for goods and services.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material effect on our financial statements

Accounting for Stock Based Compensation

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

Foreign Currency

We generate revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT"), Ukrainian hryvna ("Hrn") and Czech korunas ("Kc") and incur expenses in those currencies as well as British pounds, U.S. dollars and Euros. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. We incur operating expenses for acquired programming in U.S. dollars and other foreign currencies. For our operating companies in Romania, Slovenia, the Slovak Republic and Ukraine, balance sheet accounts are translated from foreign currencies into U.S. dollars at the relevant period end exchange rate, while statement of operations accounts are translated from foreign currencies into U.S. dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected as a component of shareholders' equity with no effect on the consolidated statements of operations.

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

Our results of operations and financial position during 2002 were impacted by changes in foreign currency exchange rates.

Liquidity and Capital Resources

Our key liquidity issue is the requirement to repay or refinance our Senior Notes (on which the principal amount outstanding is $175,349,000 at December 31,2002) which fall due in August 2004. We do not expect cash on hand at December 31, 2002 plus revenues which may be generated from operations between now and August 15, 2004 to be sufficient to fund the payment of the Senior Notes at maturity. Our ability to refinance or repay the Senior Notes will depend upon the outcome of pending litigation concerning our former Czech Republic operations and our ability to collect from the Czech Republic any final award determination (see Part I, Item 3, "Legal Proceedings") and/or our ability to attract equity investors. If we are unsuccessful in these respects and are not able to repay or refinance the Senior Notes, we are unlikely to be able to continue operations.

Net cash provided by operating activities was $11,084,000 in 2002 compared to the cash used in operating activities of $17,074,000 in 2001. The increase of $28,158,000 was primarily the result of a $28,953,000 cash receipt with regard to our arbitration with Dr Zelezny (For further discussion, see Part I, Item 3, "Legal Proceedings").

Net cash used in investing activities was $2,372,000 in 2002 compared to net cash provided by investing activities of $5,550,000 in 2001. The decrease of $7,922,000 was primarily attributable to the cash proceeds received during 2001 as a result of the rebate of tax relating to assets in the Czech Republic.

Net cash provided by financing activities was $18,061,000 in 2002 compared to net cash used by financing activities of $3,829,000 in 2001. The change of $21,890,000 was primarily attributable to our draw down of the first $15 million tranche of the GoldenTree facility, receiving $2.2 million as a loan from STS and our subsidiary, Pro Plus drawing down Euro 5 million (approximately $5.3 million) of its Euro 8 million (approximately $8.4 million) loan agreement with Bank Austria Creditanstalt d.d. (“BACA”) and Nova Ljubljanska banka d.d.

We had cash and cash equivalents of $49,644,000 at December 31, 2002 compared to $22,053,000 at December 31, 2001.

Included in accounts payable and accrued liabilities, and Duties and other taxes payable as stated in our Consolidated Balance Sheet are the following amounts relating to current tax liabilities and estimated interest and penalties on overdue tax liabilities :

	As at December 31, 2002	As at December 31, 2001
Current tax liabilities	$11,699,000	$9,421,000
Estimated interest and penalties on overdue tax liabilities	$11,570,000	$11,706,000

In current tax liabilities, the significant movement is a result of two elements :
1) A provision for $3 million related to our agreement with the Dutch Tax authorities. Payment to the Dutch Tax authorities is to be made from any amount collected from the Czech Republic pursuant to the Netherlands-Czech Bilateral Investment Treaty arbitration proceedings.
2) A decrease in provision for potential tax liabilities in Romania.

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

Debt

At December 31, 2002, we had five main tranches of debt as follows:-

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

(2)   A facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC, maturing in June 2004. We drew down the first $15 million tranche on August 5, 2002 and have an option to drawn down an additional tranche of $15 million. This agreement provides for us to pay approximately $450,000 in interest payments each quarter with a balloon payment on the outstanding principal in June 2004. An investment fee is payable in the form of new share warrants amounting to a maximum of 1,392,000 shares of our Class A common stock . (For further discussion, see Part 11, Item 8, Note 2, "Financing of Operating and Capital Needs".)

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
(4)   A loan agreement with Ceska Sporitelna which had an outstanding principal balance at December 31, 2002 of Kc 249,764,513 (approximately $8.3 million), maturing November 2005, the payment of which is secured by an assignment of a dividend receivable by us from CNTS and a first mortgage on our building in the Czech Republic. This agreement provides for us to pay approximately $150,000 in interest payments each quarter with a balloon payment on the outstanding principal in November 2005 or on disposal of the building, whichever event arises first.
(5)   A loan to us of SKK100million (approximately $2.5 million) from our unconsolidated affiliate, STS pursuant to a loan agreement for SKK187million (approximately $4.7 million). The first tranche of SKK100 million (approximately $2.5 million) was drawn down on August 2, 2002. A second and third tranche of SKK 20 million (approximately $500,000) each were drawn down on January 27, 2003 and February 24, 2003. We have requested a fourth and fifth draw down of SKK 20 million (approximately $500,000) and SKK 27 million (approximately $675,000) in March 2003 and April 2003, respectively.

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

In August 1997, we issued two tranches of Senior Notes the principal of which becomes due in August 2004. The U.S. dollar tranche totals $100,000,000 in principal amount and bears interest at a rate of 9 3/8% per annum. The Euro tranche totals 71,581,961 ($75,349,000 as at December 31, 2002) in principal amount and bears interest at a rate of 8 1/8% per annum. The Senior Notes raised net proceeds of approximately $170,000,000. The Senior Notes are denominated in U.S. dollars, in part, and in Euros, in part. The indentures governing the Senior Notes contain certain restrictions relating to our ability and the ability of our subsidiaries and affiliates to incur additional indebtedness, incur liens on assets, make investments in unconsolidated companies, declare and pay dividends (in the case of Central European Media Enterprises Ltd) , sell assets and engage in extraordinary transactions.

In addition to the above, two of our equity accounted affiliates have loans.
(1)   As at December 31, 2002, Studio 1+1, an 18% owned affiliate and the license holder within the Studio 1+1 Group, had $2.2 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%. By way of security, Inter-media, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 and 4,864 minutes of advertising time (nominal value of $1,000 per minute).
(2)   A Slovak bank, Vseobecna uverova banka a.s.,( "VUB"), has lent STS s.r.o., a 49% owned affiliate , SKK 150 million (approximately $3.8 million), a facility supported by charges over the assets and receivables of STS s.r.o. This has been partly used by STS to lend cash to us and will offset future payments of dividends in the order of SKK 90 million (approximately $2.2 million), thereby improving our cashflow . The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2.5 million) and by way of an overdraft facility of up to SKK 50 million (approximately $1.2 million). Repayments by STS are due to the lender by way of six-monthly installments of SKK 5 million (approximately $125,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1.7 million) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over Bratislava Inter Bank Official Rate ("BRIBOR"). A facility fee of SKK 350,000 (approximately $9,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

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

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 (approximately $4.8 million). The Slovenian authorities have asserted that capital contributions and loans made by us in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovenian tax authorities approved the cash capital contributions for 1995 and 1996. This has reduced the assessment to SIT 636,800,000 (approximately $2.9 million). The Administrative Court of Ljubljana has issued an injunction to prevent the tax authorities from demanding payment until a hearing on the matter has been concluded. There is currently no date set for this hearing.

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

Financial Instruments and Hedging Activities

In November 2001, we entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange our 9 3/8% $100 million fixed rate debt for floating rate debt. In May 2002, we chose to unwind the transaction by paying RBS $659,000.

As at December 31, 2002, we held US$ 600,000 with RBS on a short term dual currency deposit which matured on January 13, 2003. This form of deposit is designed to enhance the yield on a given deposit. We contract to a strike rate in an alternative currency at the time of maturity of the deposit. On the day of maturity, if the spot rate is less favorable than the contracted strike rate, we will receive our money in the alternative currency. Alternatively, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, we would not be in a position to take advantage of this. We use this form of deposit to enhance the interest rate on our deposits because we make payments in US Dollars, Euros and British Pounds which means that we are relatively indifferent if the deposit is returned in an alternative currency.

Cash-flows from Subsidiaries

The primary internal sources of cash available for our corporate operating costs and development expenses are debt repayment, dividends and other distributions from our subsidiaries.

The laws under which our operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of our Dutch and Netherlands Antilles Subsidiaries, our voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In Slovenia distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. We cannot compel the distributions of dividends by STS. Our voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999.

Cash (net of recharges) received from our subsidiaries and partners for 2002 was $18,418,000 compared to $17,570,000 for 2001. During 2002, we received the following net amounts from our operations: Ukraine $3,987,000, Romania $180,000, Slovenia $6,369,000, Slovak Republic $6,342,000 and the Czech Republic $1,538,000.

Our cash flow relies on cash generated by our subsidiary operations. In 2003, we will depend on receiving cash from the Slovak operations, a non-controlled entity from which we cannot compel the making of distributions, and from the sale of our building in the Czech Republic. Cash is mainly repatriated to us by the operations making payments on their inter company payables, loans and accrued interest. As at December 31, 2002 the operations had the following unsecured balances owing to their respective holding companies:

Country		Total Outstanding (US $ 000's)
Ukraine		$18,127
Romania		45,973
Slovenia	(1)	13,063
Slovak Republic		489
Czech Republic		162

Total		77,814

(1) In 1998 we converted inter-company debt to equity in the Slovenian operations in exchange for a $17.6 million preferential dividend distribution. We shall receive 50% of any dividend declared with the remaining 50% shared by all partners on a pro rata basis until we have received $17.6 million, after which we will receive our pro rata portion of dividends paid. No dividends have been received by us to date.

Cash Outlook

Ours future cash needs, over and above working capital requirements, will depend on our overall financial performance and our future acquisition and development decisions. We believe that, taken together, our current cash balances, internally generated cash flow and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

As discussed above, the Senior Notes mature in August 2004. Our ability to refinance or repay the Senior Notes or to attract an equity investor or investors will depend upon market conditions, pending litigation (see Part I, Item 3, "Legal Proceedings"), renewals of broadcasting licenses through August 2004. If we are unsuccessful in refinancing or repaying the Senior Notes, we are likely to be unable to continue operations.

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

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Net Revenues

Our consolidated net revenues increased by $19,364,000 or 26%, to $92,602,000 in 2002. This increase was primarily attributable to significant growth in the Ukrainian and Slovenian operations' net revenues. In Ukraine, there was significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group which has the effect of increasing the group's consolidated sales. In Slovenia, there were one-off revenues associated with the Slovenian operation's coverage of the 2002 FIFA Football World Cup and the effect of the Slovenian tolar depreciating in value against the Euro, in which local sales are denominated.

The net revenues of our Slovenian operations increased by $5,400,000 or 19% to $33,864,000 in 2002. The increase in net revenue was affected by the US dollar decreasing in value by 1.6% against the Slovenian tolar (SIT) and 5.4% against the Euro, respectively, during 2002. In local currency terms, net revenues increased by SIT 11,872,000 or 17% due to real increases in the local TV advertising market, and the Slovenian operation's coverage of the 2002 FIFA Football World Cup.

The net revenues of the consolidated entities of our Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1 ) increased by $14,532,000, or 140%, to $24,883,000 in 2002. This increase was significantly effected by increased sales from a subsidiary to an associate within the Studio 1+1 Group.

The net revenues of the Romanian operations increased by $994,000 or 3% to $33,547,000 in 2002. This increase reflects a stable market share in an increasing TV advertising market.

The total sales to companies related or connected with Mr Sarbu in 2002 were approximately $1.0 million (2001 : $1.8 million).

Station Expenses

Total station operating costs and expenses (including amortization of rights and depreciation of fixed assets and other intangibles) increased by $7,032,000 or 12%, to $67,501,000 in 2002. The increase in total station operating costs was primarily attributable to planned increases in amortization of our Romanian and Ukrainian programming rights and a write down in value of asset held for sale.

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

In 1995 we loaned Inter Media srl $1.3 million to purchase an interest in the building in which Pro TV operates. At the time of the loan Mr. Sarbu owned Inter Media srl and we believe he continues to have an economic interest in such company. The interest in the building was to be sold to MPI at a fair market valuation that was to be determined. In 2002 an independent valuation of the building was obtained by us. This valuation was substantially less than Mr. Sarbu’s view of the building’s value and the transaction could not therefore be concluded. Mr Sarbu argues that in anticipation of the sale of the building to MPI, his affiliated company charged a substantially lower rental fee to MPI and is now claiming the difference and intends to offset the outstanding rental fee against the loan. MPI in anticipation of the sale made substantial improvements to the building that would normally be done at the cost of the building owner. As a result we, Pro TV and Mr Sarbu (via his affiliated company) are in negotiation regarding the amount of monies that may be outstanding to unwind this transaction. We have accrued $600,000 as a potential liability in station operating costs in Romania in 2002 against a nil accrual in 2001.

The station operating costs of our Slovenian operations increased by $1,502,000 or 8% to $20,926,000 in 2002. This is due to increased investment in local production, in particular production of the one-off 2002 FIFA Football World Cup, and the effect of the dollar decreasing in value against the Slovenian tolar. Partially offsetting this, a cost control program delivered significant savings in other operating areas.
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

The Romanian operations had a significant decrease in selling, general and administrative costs of $8,234,000, or 62%, to $5,125,000 in 2002. This is substantially the result of a the difference in bad debt expense in the two years (2002: $(0.3) million; 2001 $6.2 million). A significant part (over $3.0 million) of this large provision in 2001 was charged against parties related or connected to Mr Sarbu, a minority shareholder in MPI.

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

On July 25, 2002 we received $8,713,002 from CET as payment of the amounts owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny. We have treated the total receipt of $28,953,002 as a credit to the income statement as detailed in the table below. Arbitration Costs include all costs of and relating to the ICC Arbitration Tribunal against Dr Zelezny, and additionally, all costs relating to the arbitration proceedings against the Czech Republic, (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the year ended December 31, 2001 were previously classified in Corporate operating costs and development expenses.

	For the Years Ended December 31, (US$ 000's)
	2002	2001
Arbitration Related Proceeds	$(28,953)	$-
Arbitration Related Costs	12,351	4,509

Net Arbitration Related (Proceeds)/Costs	$(16,602)	$4,509

In accordance with FIN 44, we have charged $3,754,000 in 2002 with regard to stock based compensation. (For further discussion, see Part II, Item 8, Note 11, “Stock Option Plans”.)

Amortization of goodwill and allowance for development costs for 2002 was $nil compared to $1,747,000 for 2001. This decrease was a result of our adoption of FAS 142 “Goodwill and Intangible Assets”. We have reviewed our intangible assets and believe that they are not impaired.

As a result of the above factors, we generated an operating profit of $13,409,000 in 2002 compared to an operating loss of $22,027,000 in 2001.

Results Below Operating Income/(Loss)

The loss on the write down of investment for 2002 was $2,685,000 compared to $nil for 2001. This increase is due to the 12.5% write down of our investment in STS due to a change in our ownership. On January 18, 2002, we entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, we will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. (For further discussion, see Part I, Item 1, “Business”).

As explained in Part I, Item 1, “Business” some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

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

Net interest and other expense decreased by $3,847,000 to $13,912,000 in 2002 compared to an expense of $17,759,000 in 2001. This was primarily a result of a re-scheduling agreement relating to our Romanian tax liabilities which enabled us to reverse a provision for possible penalties and interest.

We entered into a “swaption” agreement with the Royal Bank of Scotland in the third quarter of 2001 which was cancelled in the second quarter 2002. The net change in fair value of Derivative of $1,108,000 is the net result of the cancellation in the second quarter of 2002.

A gain on the sale of a subsidiary of $1,802,000 was realized in 2001, relating to the sale of Video Vision. On November 22, 2001 we sold our 70% interest in Video Vision for the initial price that we paid for our 70% stake. The gain on sale reflects a write back of prior years’ losses from this subsidiary.

Net foreign currency exchange loss of $10,231,000 in 2002 compares to a net foreign exchange gain of $1,651,000 in 2001. This foreign currency exchange loss is a result of a significant weakening of the US dollar during 2002 against the Euro and the Czech koruna. This affected our Euro denominated portion of our Senior Notes obligations and the outstanding Czech koruna denominated debt we incurred in connection with our 1996 purchase of an additional economic interest in CNTS.

A gain on discharge of obligation of $5,188,000 was recorded in the first quarter of 2001. This represents a debt we owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable pursuant to the final order of the ICC Arbitration Tribunal dated February 9, 2001. (For further discussion, see Part I, Item 3, "Legal Proceedings").

Provision for income taxes was $4,135,000 in 2002 compared to $1,381,000 in 2001, primarily as a result of a provision being made in respect of Dutch Tax.

Minority interest in the income of consolidated subsidiaries was $599,000 in 2002 compared to a minority interest in loss of $2,138,000 in 2001. Under US GAAP the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the company’s losses. A cash contribution of $1,330,000 by the minority shareholders of MPI has allowed us to recoup a like amount of previously recognized losses. Other small movements reflect changes in the minority interest in other group companies.

As a result of these factors, the net loss from our continuing operations was $14,184,000 in 2002 compared to $24,827,000 in 2001.

Year ended December 31, 2001 compared to year ended December 31, 2000

Net Revenues

Our consolidated net revenues decreased by $3,575,000 or 5%, to $73,238,000 for 2001. This decrease was primarily attributable to a decrease in the net revenues of its Romanian operations. This decrease was partially offset by increases in the net revenues of our Ukrainian and Slovenian operations.

The net revenues of the Romanian operations declined by $7,038,000 or 18% from $39,591,000 in 2001. This was mainly due to the introduction of peoplemeters in September 2001 in Romania.

The net revenues of our Slovenian operations increased by $4,296,000 or 18% for 2001 compared to 2000 primarily as a result of our acquisition of control over the operations, economics and programming of Kanal A on October 11, 2000. Kanal A accounted for $6,512,000 of the Slovenian operation’s net revenue, an increase of $3,995,000 over the 2000 results. This increase was principally due to Kanal A results being included for a full year in 2001 compared with three months in 2000. The net revenue increase would have been greater had the US Dollar not continued to appreciate against the Slovenian tolar (SIT) during 2001. In local currency terms, net revenues increased by SIT 1,713,974 or 31%.

The net revenues of the consolidated entities of our Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1 Ltd) increased by $556,000, or 6% to $10,351,000 in 2001. This increase was a result of the continued recovery in the Ukraine advertising market and outsourcing of the sales force at Studio 1+1 to Video International.

Station Expenses

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) decreased by $17,339,000 or 22%, to $60,469,000 in 2001. The decrease in total station operating costs was primarily attributable to reductions at our Romanian and Ukrainian operations, partially offset by an increase at our Slovenian operations.

The station operating costs of our Slovenian operations increased by $2,133,000 or 12% to $19,424,000 in 2001. This is the result of our acquiring control over the operations, economics and programming of Kanal A on October 11, 2000.

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

The Ukrainian operations recorded a decrease of $9,837,000 in operating costs to $11,438,000 in 2001, a result of our decision to write down $9,836,000 of the carrying value of the goodwill relating to the Studio 1+1 assets in 2000. The review of goodwill was conducted according to FAS 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets Disposed of." Partially offsetting the decrease in depreciation and amortization charges, are increased salaries, production costs and acquired programming charges.

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

The Romanian operations had an increase in selling, general and administrative costs of $3,392,000 to $13,359,000 in 2001. This is a result of the increase of $5,185,000 in the bad debt expense to $6,241,000 in 2001 from $1,056,000 in 2000, partially offsetting savings in all other cost categories. A significant part (over $3.0 million) of this large provision was charged against parties related or connected to Mr Sarbu, a minority shareholder in MPI.

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

For the year ended December 31, 2001, we incurred $4,509,000 of legal costs relating to the ICC Arbitration Tribunal against Dr Zelezny and the arbitration proceedings against the Czech Republic compared to $2,839,000 for the year ended December 31, 2000. (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the years ended December 31, 2001 and 2000 were previously classified in Corporate operating costs and development expenses.

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

As a result of the above factors, we generated an operating loss of $22,027,000 in 2001 compared to an operating loss of $33,484,000 in 2000.

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

A gain on the sale of a subsidiaries of $1,802,000 was realized in 2001, relating to the sale of Video Vision. On November 22, 2001 we sold our 70% interest in Video Vision for the initial price that we paid for our 70% interest. The gain on sale of the subsidiary was $1,802,000 which reflects a write back of prior years’ losses from this subsidiary.

Net foreign currency exchange gain of $1,651,000 in 2001 compares to a net foreign exchange loss of $2,286,000 in 2000. The increase in the foreign currency exchange gain is a result of the effect of a weaker US Dollar on the Deutsche mark denominated portion of our Senior Notes obligations partially offset by the effect of a weaker Czech koruna on our outstanding Czech koruna denominated debt incurred in connection with our 1996 purchase of an additional economic interest in CNTS, and by losses on non-US dollar denominated assets and the re-translation of US dollar denominated obligations held by our non-US Subsidiaries. In addition, we recorded a foreign exchange loss as a result of a dividend paid by CNTS in February 2000 and a foreign exchange loss on the CNTS dividend declared (but not paid) in the second quarter of 2000.

Gain on sale of investment of $17,186,000 in 2000 relates to our sale of a note that we received in connection with the sale of a subsidiary in Poland.

A gain on discharge of obligation of $5,188,000 was recorded in the first quarter of 2001. This represents a debt we owed Dr. Vladimir Zelezny, the former General Director of CNTS, which is no longer payable following the ICC Arbitration Tribunal award of $27,100,000 on February 9, 2001. See Part I Item 3 "Legal Proceedings".

Provision for income taxes was $1,381,000 in 2001 compared to $96,000 in 2000, due to increases in the income tax provision for Ukraine ($592,000), the Czech Republic ($374,000) and at corporate ($415,000).

Minority interest in the loss of consolidated subsidiaries was $2,138,000 in 2001 compared to a minority interest in income of $59,000 in 2000. Under US GAAP the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the company’s losses. A cash contribution of $2,070,000 by the minority shareholders of MPI has allowed us to recoup a like amount of previously recognized losses. Other small movements reflect changes in the minority interest in other group companies.

As a result of these factors, the net loss from our continuing operations was $24,827,000 in 2001 compared to $37,498,000 in 2000.

The operating gain of $2,716,000 on discontinued operations in Hungary relates to the release of provisions no longer deemed necessary as the company is in liquidation.

Euro Conversion

As part of the European Economic and Monetary Union (EMU), a single currency, the Euro, replaced the national currencies of many of the member countries of the European Union on January 1, 2002. Although we do not currently conduct business in any of the countries which are adopting the Euro, it holds debt denominated in German marks, one of the currencies replaced by the Euro. Additionally, it is expected that the countries in which we operate are likely to join EMU at some point in the future.

Our program to address the adoption of the single Euro currency was successful in that our business activities have continued without disruption since its introduction and the associated costs were not significant.

Forward-looking Statements

This report contains forward-looking statements, including statements regarding the potential damages to be awarded to us and the timing of any announcement in connection with the arbitration tribunal's decision determining the quantum of damages caused by the Czech Republic's violation of the Netherlands – Czech Republic Bilateral Investment Treaty, our operations in the Czech Republic, the ongoing dispute between CNTS and CET, the future economic climate in our markets, future investments in existing television broadcast operations, anticipated changes in our structure in Romania, business strategies and commitments, anticipated corporate cash expenditures, the repayment of the Senior Notes and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of our operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where we currently operate and general market and economic conditions in these countries, the US and Western Europe. Important factors with respect to the ongoing dispute between CNTS and CET, include, but are not limited to, legal, political and regulatory conditions and developments in the Czech Republic. Important factors with regard to repayment of the Senior Notes include, but are not limited to, the ability to attract an equity investor or investors and the ability to collect on the Czech Republic arbitration award.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in activities that expose us to various market risks, including the effects of changes in foreign currency exchange rates and interest rates. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain Subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At December 31, 2002 we held no foreign exchange contracts.

A major component of our foreign currency exchange rate risk is the Euro 71.6 million (approximately US$75 million) Senior Notes. These Notes were valued at US$75.0 million and US$63.6 million as at December 31, 2002 and 2001, respectively.

Interest Rate Risk Management

In November 2001, we entered into an interest rate swap transaction through RBS to exchange our 9 3/8% US$100 million fixed rate debt for floating rate debt. In May 2002, we chose to unwind the transaction by paying RBS US$659,000.

Approximately 93% of our debt was maintained with a fixed interest rate as at December 31, 2002 compared to 37% as at December 31, 2001. We have two tranches of debt that provide for interest at a spread above a base rate (such as LIBOR). A significant rise in these base rates would have an adverse effect on our business, financial condition and results of operations.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and networks in Central and Eastern Europe.

Romania

Operating Companies : MPI and Media Vision

Our interest in our Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") between us, Adrian Sarbu and Ion Tiriac, forming Media Pro International S.A. ("MPI"), through which the PRO TV, ACASA and PRO TV INTERNATIONAL networks are operated. MPI provides programming to and sells advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks.

Pursuant to the Romanian Agreement, we own 66% of the equity of MPI. Interests in profits of MPI are equal to the partners' equity interests. We have the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although we have majority voting power in MPI, with respect to certain fundamental financial and corporate matters, the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required.

With specific reference to MPI, the certain financial and corporate matters which require approval of the minority shareholders are in the nature of "protective" rights which are not an impediment to consolidation for accounting purposes.

In addition, in Romania, we own 70% of Media Vision SRL ("Media Vision"), a production and subtitling company. On November 22, 2001 we sold our 70% interest in Video Vision International SRL ("Video Vision"), a Romanian post-production company and the gain recognized on this sale was $1.8 million.

License Companies : Pro TV Srl and Media Pro Srl

We own 49% of the voting and profit interests of Pro TV, Srl which holds 19 of the 22 licenses for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks. Messrs. Sarbu and Tiriac own substantially all of the remainder of Pro TV, Srl. The remaining three licenses for the PRO TV network together with the licenses for the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which we hold 44% of the voting and profit interests. The remainder is owned by Messrs. Sarbu and Tiriac.

Slovenia

Operating Company : Pro Plus

Pro Plus provides programming to and sells advertising for the broadcast licenseholders Pop TV d.o.o "Pop TV" and Kanal A.d.d. as well as additional affiliates. Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, we have restructured our Slovenian operations. As of January 30, 2003 we own 96.85% of the equity in Pro Plus and have a corresponding share of profits. This ownership interest is subject to registration in the Commercial Registry of Slovenia. Prior to January 30, 2003 we owned 78% of the equity and an 85.5% share of profits of Pro Plus.

In connection with the restructuring of Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for a one year period beginning on December 31, 2004 at a price that consists of a fixed component and a variable component. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of 2005 and is fixed during 2006 after which the call expires.

License Companies : Pop TV d.o.o and Kanal A

As of January 30, 2003, Pro Plus owns 100% of the equity of Pop TV. Pop TV holds all of the licenses for the Slovenian operations apart from those effectively held by Kanal A d.d. Pro Plus has entered into an agreement with Pop TV, under which Pro Plus provides all programming to Pop TV and sells its advertising.

We control Kanal A d.d., which is the second leading commercial television broadcaster in Slovenia. 90% of the equity interest in Kanal A d.d. is being held by Superplus Holding d.d. ("Superplus") which is owned by individuals who are holding the share of Superplus in trust for us. As of January 30, 2003, Pro Plus owns the remaining 10% of Kanal A d.d. Pro Plus has entered into an agreement with Kanal A d.d., under which Pro Plus provides all programming to Kanal A d.d. and sells its advertising.

Slovak Republic

Operating Company : STS

Our interest in Slovenska Televizna Spolocnost, s.r.o. ("STS") is governed by a Participants Agreement (the "Slovak Agreement") between us and Markiza-Slovakia s.r.o. ("Markiza") forming STS. Pursuant to the Slovak Agreement, we are required to fund all of the capital requirements of STS, we hold a 49% voting interest in STS and we are entitled to a 70% share of profits of STS. Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. On an ongoing basis, we are entitled to 70% of the profits of STS, except that our share in STS' profit shall be increased by 3% for every additional $1 million invested in STS by us. A Board of Representatives directs the affairs of STS, the composition of which includes two of our designees and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of partners (Markiza and ourselves) and require a 67% affirmative vote of the partners.

License Company : Markiza

On January 18, 2002, we entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, we will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. We now have the right to appoint one of three authorized co-signatories of Markiza, which gives us blocking control over Markiza's significant activities. The ownership transfer to us was approved by the Slovak Republic Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

As a result of the change in our entitlement to distribution of profits, we have charged the Consolidated Statement of Operations with $2,685,000 in the first quarter of 2002, to reflect the reduction in the value of our investment as at December 31, 2001.

Ukraine

Operating Companies : Innova, IMS

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. We own a 60% equity interest in each of Innova Film GmbH ("Innova") and International Media Services ("IMS"). Innova holds 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% equity interest in Studio 1+1 Ltd, the license holding company in Ukraine.

Ukraine Advertising Holding B.V. ("UAH"), where we owned a 60% equity interest, was dissolved in June 2002 following the registration of the sale of its shares in Prioritet, the main vehicle for advertising sales up until January 1 2001, where UAH held a 50% interest.

Innova provides programming and production services to Studio 1+1 Ltd, the license holding company. From January 1, 2001, the sale of Studio 1+1 Ltd’s advertising air time has been out-sourced to Video International ("VI"), in which we have neither an economic nor a voting interest.

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. At present our interest in Studio 1+1 Ltd is, indirectly, 18%. Existing agreements commit all the shareholders of Studio 1+1 Ltd to increase our direct holding , or that of one of our subsidiaries, when legislation permits this.

All significant decisions of the entities in the Studio 1+1 Group are taken by the shareholders, requiring a majority vote (other than decisions of the shareholders of Studio 1+1 Ltd, the license holding company, which require a 75% vote). Certain fundamental corporate matters of the other entities require 61% shareholder approval.

Czech Republic

We own 93.2% of Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). CNTS has a Cooperation Agreement with CET 21, spol. s.r.o. ("CET"), a company independent of ourselves and comprised of a number of Czech partners originally led by Dr. Vladimir Zelezny. This agreement is disputed.

History

In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic. On January 31, 2002 the Nova license was extended until 2017. CET was awarded that license with the full knowledge and understanding of the Czech Republic Media Council that CEDC (our direct predecessor in interest) was a direct participant in the license application. With the involvement of the Czech Republic Media Council, we and CET entered into a Memorandum of Association and Investment (the "Memorandum of Association") that provided for the creation of a company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV.

On August 5, 1999, CET pre-empted CNTS's transmission and began broadcasting a substitute signal for Nova TV from a site other than CNTS’s studios. In addition, on the same day, CNTS received notification from CET that CET was withdrawing from the Cooperation Contract. CET has continued to pre-empt all of CNTS’s programming for Nova TV. As a result of this situation, CNTS has been unable to generate revenues and its operations have been suspended. On September 9, 1999, we announced the suspension of technical and production operations at CNTS and CNTS has since dismissed a majority of the employees.

We and Ronald S. Lauder, the non-executive Chairman of our Board of Directors, have sought remedies in a number of court and arbitration proceedings. We are seeking various forms of relief, reinstatement of our status and rights, and of costs incurred and damages sustained during or as a result of this dispute.

It is our intention, in order to mitigate our damages claim and improve our liquidity, to sell our Czech assets during 2003. The sale of these assets will trigger repayment of a loan of $8,304,000 currently not otherwise due until 2005.

2. FINANCING OF OPERATING AND CAPITAL NEEDS

We had cash of $49,644,000 at December 31, 2002 to enable us to finance our future activities compared to $22,053,000 as at December 31, 2001.

In 2002, cash (including CNTS dividends, inter-company charges, repayment of related party personal loans and net advances) received from our subsidiaries and partners for 2002 was $18,418,000 compared to $17,570,000 for 2001. In addition to this, we received an amount of $28,953,000 owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal. (See Note 18. "Net Arbitration Related (Proceeds)/Costs").

Our future cash needs, over and above working capital requirements, will depend on our overall financial performance and our future acquisition and development decisions. We believe that, taken together, our current cash balances, internally generated cash flow, the sale of Czech Republic assets and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

The Senior Notes in the amount of $175,000,000 mature in August 2004. Our ability to refinance or repay the Senior Notes will depend upon market conditions, pending litigation, renewals of broadcasting licenses, our financial performance and other factors through August 2004.

Financing arrangement with GoldenTree Asset Management

On July 31, 2002 CME Media Enterprises BV, our wholly owned subsidiary , agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. We drew down the first $15 million tranche on August 5, 2002 and have an option to draw down an additional tranche of $15 million. The loan matures on June 15, 2004 with the facility of early repayment at our option. The principal terms of the loan are as follows:

Compensation is payable in the form of interest, commitment and draw-down fee, and the issuance of warrants on any draw date. Any warrants issued are at an exercise price equal to the average price of our shares of the last 26 days of trading prior to the closing of the financing.

Interest is applied at 12% per annum to any balances drawn down. A commitment fee of 1.5% on $30 million was paid on signing and a draw down fee of 1.5 % of the borrowed amount was paid on the first draw-down. A 1.5% fee will be payable on any additional draw-down.

On draw down of the first tranche of $15 million, 348,000 new share warrants were issued. In the event of a further $15 million draw down a further 348,000 new warrants will be issued. In the event of early repayment, we at our option may make a cash payment or issue additional warrants, to a maximum of 348,000 additional warrants per $15 million of draw down, so that a 40% annual rate of return inclusive of the interest of 12% is achieved. At maturity we, to meet our obligation of providing a 40% annual rate of return inclusive of 12% interest, may issue additional warrants up to a maximum of 348,000 additional warrants per $15 million of draw down and are not obligated to provide further cash.

The financing agreement contains negative covenants, including those restricting our ability to incur additional debt, make new investments, pledge assets or sell assets other than in the normal course of business.

Security has been provided in the form of guarantees and pledges. Guarantees have been provided by us and Central European Media Enterprises N.V. Pledges, which are exerciseable in the event of default, secure the shares of CME Media Enterprises B.V., CME Ukraine B.V., CME Slovenia B.V. and CME Romania B.V.

We have accounted for this financing in compliance with Paragraph 16 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"). Under APB 14, the Issuance and Repayment Warrants must be fair valued at the time of commitment. The fair valuation as at the date of completion has been determined using the Black-Scholes option pricing model. The fair valuation the warrants was $1,048,000.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

The laws under which our operating Subsidiaries are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of our Dutch and Netherlands Antilles Subsidiaries, our voting power is sufficient to compel the making of distributions. In the case of PRO TV, distributions may be paid from the profits of PRO TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of PRO TV's registered capital. A majority vote can compel PRO TV to make distributions. In Slovenia dividends may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Markiza TV, distributions may be paid from net profits subject to an initial reserve requirement of 5% of net profits but not more than 10% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. We cannot compel the distributions of dividends by Markiza TV. Our voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only subsidiary to distribute dividends has been CNTS which suspended operations on August 5, 1999.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies are summarized as follows:

Principles of Consolidation

The financial statements of entities in which we hold more than a majority voting interest are consolidated. Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method. Consequently, the accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries and the results of the Romanian, Slovenian, and certain entities of the Ukraine operations, and the Czech Republic (the "Consolidated Affiliates"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of the Slovak Republic and the license companies in Romania and Slovenia and certain entities of the Ukrainian operations, (the "Unconsolidated Affiliates") in which we have, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method. Note 21 details the consolidation policy for each legal entity in which we have an interest.

Revenue Recognition

Revenues primarily result from the sale of advertising time and are recognized in the period in which advertising is aired. Our policy is that discounts and agency commission are recognized in the period in which the advertising is aired and are reflected as a reduction in net revenue.

Barter Transactions

Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used in accordance with Financial Accounting Standard ("FAS") FAS 63.

We record barter transactions at the estimated fair market value of goods or services received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by our station prior to receiving the merchandise or services, a receivable is recorded.

We have certain related party barter arrangements in place in Romania. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, we have devised a method to value programs received. This methodology takes into account the average cost per hour of acquired programming to MPI as well as the time at which the bartered programming is shown.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash and short-term investments.

Impairment of Long-lived assets

We periodically evaluate the carrying value of long-lived assets in accordance with FAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of by sale are determined in a similar manner, except that fair values are reduced by the cost to dispose of such assets.

Program Rights and Production Costs

Program rights acquired by us under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized by 100% on a first showing, apart from certain prime time feature films which are amortized by 90% for the first run and 10% for the second run. The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted accordingly.

Payments made for program rights in which the license period has not begun before the year end are classified as prepaid expenses.

Production costs for self-produced programs are expensed when first broadcast.

Goodwill and Intangible Assets

Goodwill represents our excess cost over the fair value of net assets acquired. Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142.

Intangible assets include broadcast licenses and license acquisition costs.

Broadcast license costs and license acquisition costs reflect the costs of acquiring licenses to broadcast. The intangible assets are deemed to have an infinite life and are not amortized. However, they are assessed for impairment on an annual basis in accordance with FAS No. 142.

Fair Value of Financial Instruments

We account for the fair value of financial instruments in accordance with FAS No. 107, "Disclosures about Fair Value of Financial Instruments". To meet the reporting requirements of FAS No. 107, we calculate the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. We use quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, we use standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

Income Taxes

We account for income taxes under the asset and liability method as set forth in FAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Foreign Currency

Our reporting currency is the US dollar. The financial statements of our operations whose functional currency is other than the U.S. dollar are translated from such functional currency to U.S. dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are accumulated within a separated component of shareholders’ equity while transactional gains and losses are recognised in the Statement of Operations.

Where appropriate, we may hedge a designated portion of the exposure to foreign exchange gains and losses on the translation of specific foreign operations. Hedging instruments used by us can include foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts that are denominated in the same currency as the hedged foreign operations.

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

Stock-Based Compensation

We account for our compensatory stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". We have issued stock options with exercise prices equal to the market value of the underlying stock on the date of grant. (See Note 11, "Stock Option Plans").

Reclassifications

Certain reclassifications were made to prior period amounts to conform to current period classifications.

Derivative Instruments and Hedging Activities

We account for the fair value of derivative instruments in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in other comprehensive income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Both of the two-for-one stock splits: (i) had no effect on the par value of our Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of our Class A Common Stock from $185,138 to $740,552; and (iii) increased the value of the authorized share capital of our Class B Common Stock from $79,347 to $317,388.

All share and per share information in this Form 10-K has been retroactively adjusted to reflect both two-for-one stock splits.

5. GOODWILL AND INTANGIBLE ASSETS

Effective with the adoption of FAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. We completed our initial assessment of goodwill impairment in the second quarter of 2002, and its annual assessment in the fourth quarter of 2002, which resulted in no impairment charges. We assess goodwill impairment in the fourth quarter of each year.

Goodwill represents our excess cost over the fair value of net assets acquired. Our goodwill arose on our acquisitions in Slovenia and Ukraine. Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142. In accordance with FAS No. 142, if the fair value of a reporting unit does not exceed its carrying amount, the carrying amount of reporting unit goodwill is compared to the implied fair value of that goodwill and an impairment loss is recognized in an amount equal to any excess, up to the carrying amount of goodwill. Our operations in both Slovenia and Ukraine have been determined to be reporting units. Fair value of these reporting units is estimated through reference to their estimated future cash flows and other internal and external factors. These estimates of future cash flow are prepared using supportable assumptions about future events and uncertainties and involve the use of a discount rate that reflects consistent assumptions. On an annual basis, we compare the book value of our indefinite-lived assets with their estimated fair values. Fair value of broadcast license costs is determined based on our estimate of the resale value of a license company in Slovenia without an operations station or production facility. Fair value of license acquisition costs is determined based on our estimate of the cost to set up a broadcast license company in Eastern Europe.

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

In addition to the above assets, the asset held for sale relates to our building and other remaining assets in the Czech Republic.

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

We have a total of nil net deferred income assets, carried for use in future years. We have a total of $18,230,000 gross deferred income tax assets that can be carried forwards, which are scheduled to expire between 2003 and 2007.

We have provided a valuation allowance on these deferred income tax assets of $18,230,000 as at December 31, 2002 since it has been deemed more likely than not that the benefits associated with these assets will not be realized.

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

CME B.V.

(a) On July 31, 2002 CME Media Enterprises BV, our wholly owned subsidiary, agreed to new additional financing by way of a facility of up to $30 million provided by affiliates of GoldenTree Asset Management LLC. We drew down the first $15 million tranche on August 5, 2002 and have an option to drawn down an additional tranche of $15 million. The loan matures on June 15, 2004 has a fixed interest rate of 12% and has a facility of early repayment at our option.  For further details, see Note 2. “Financing of operating and capital needs”.

(b) On August 1, 1996, we entered into an agreement for the purchase of the 22% economic interest of Ceska Sporitelna Bank ("CS") in CNTS and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion (approximately $33 million). We have also entered into a loan agreement with CS to finance 85% of the purchase price which is secured by an assignment of a dividend receivable by us from CNTS. The loan which had an outstanding principal balance at December 31, 2002 of Kc 249,764,513 (approximately $8.3 million) and matures November 2005 has been restructured. The agreement provides for us paying approximately $150,000 in interest payments each quarter with a balloon payment of the principal in November 2005. This loan bears a variable interest rate of the Prague Inter-Banking Official Rate (“PRIBOR”) plus 3.5%. As at December 31, 2002 a rate of 6.25% applied to this loan. This loan has been classified as a current liability as a consequence of a decision to sell the Czech Republic building in 2003, on which this loan is secured.

Romania

(c) The long-term loan, obtained from Tiriac Bank was fully paid as at December 31, 2002.

(d) The overdraft facility which was obtained from Tiriac Bank and matured in October 2002 was fully paid.

Slovenia

(e) In December, 2002 Pro Plus entered into a Euro 8,000,000 (approximately $8.4 million) loan agreement with BACA and Nova Ljubljanska banka d.d. which matures in February, 2009. This loan is secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep EUR 900,000 (approximately $0.9 million) on deposit with BACA. On December 19, 2002, we drew down Euro 5 million (approximately $5.3 million). This loan bears a variable interest rate of the European Inter-Banking Official Rate ("EURIBOR") plus 3%. As at December 31, 2002 a rate of 6% applied to this loan.

Ukraine

(f) In 2001 Innova signed a lease agreement for uplink transmission equipment. The capital lease matures in 2005 and bears interest at a rate 10%.

Total Group

At December 31, 2002, maturities of debt, excluding Senior Notes, are as follows:

Total US$ 000's

2003	$-
2004	14,193
2005	8,304
2006	-
2007	-
2008	-
2009	5,208

Total	$27,705

It is our intention to sell our remaining Czech assets during 2003. The sale of these assets will trigger repayment of $8,304,000 currently not due until 2005.

Loan Notes payable

On August 20, 1997, we issued Senior Notes of $100,000,000 at 9 3/8% and Euro 71,581,961 ($75,349,000) at 8 1/8%, due 2004 (collectively the "Senior Notes"). The Senior Notes are unsecured senior indebtedness of Central European Media Enterprises Ltd. and rank pari passu with all existing and future unsecured unsubordinated indebtedness of Central European Media Enterprises Ltd. and are effectively subordinated to all existing and future indebtedness of our subsidiaries.

The Senior Notes are redeemable at our option , in whole or in part, at any time on or after August 15, 2003 at the redemption prices set forth below.

	Dollar Note	Euro Note

	Redemption Price	Redemption Price

2003 and thereafter	100%	100%

Interest is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1998. Interest expense on the US dollar denominated Senior Notes and Euro denominated Senior Notes for the year ended December 31, 2001 was $9,375,000 and Euro 5,845,945 (approximately $6.1 million), respectively. We made the semi-annual interest payments on the Senior Notes which were due on February 15, 2002, August 15, 2002 and February 15, 2003.

The indentures pursuant to which the Senior Notes were issued contain certain restrictive covenants, which among other things, restrict our ability to: (i) incur additional indebtedness, (ii) pay dividends or make certain other distributions, (iii) make certain investments and other restricted payments, (iv) enter into certain transactions with affiliates, (v) create liens, (vi) sell assets and also create restrictions on the ability of certain of its subsidiaries to make certain payments to us. Management believes that, as of December 31, 2002, we were in compliance with such restrictive covenants.

The fair value of the Senior Notes as at December 31, 2002 was $88,000,000 with regard to the $100,000,000 9 3/8% Senior Notes and Euro 62,276,000 (approximately $65.5 million) with regard to the Euro 71,581,961 8 1/8% Senior Notes. These are approximate values as the market for these bonds is illiquid. We do not record these at market value because we are obligated to pay the Senior Notes in full in August 2004.

Debt of Unconsolidated Affiliates

In addition to the above, two of our non-consolidated affiliates have loans.

(1) As at December 31, 2002, Studio 1+1, our 18% owned affiliate and the license holder within the Studio 1+1 Group, had $2.3 million outstanding on loan with Va Bank in Ukraine. This loan matures in November 2003 and bears interest at 16%. By way of security, Inter-Media, one of the consolidated entities of the Studio 1+1 Group, has pledged fixed assets in the amount of $1,100,000 and 4,864 minutes of advertising time (nominal value of $1,000 per minute).

(2) A Slovak bank, Vseobecna uverova banka a.s.,( "VUB"), has lent STS s.r.o., our 49% owned affiliate, SKK 150 million (approximately $3,750,000), a facility supported by charges over the assets and receivables of STS s.r.o. This has been partly used by STS to lend cash to us and will offset future payments of dividends in the order of SKK 90 million (approximately $2,250,000), thereby improving cashflow to us. The facility is provided by way of a loan to STS of up to SKK 100 million (approximately $2,500,000) and by way of an overdraft facility of up to SKK 50 million (approximately $1,250,000). Repayments by STS are due to the lender by way of six-monthly instalments of SKK 5 million (approximately $125,000) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of SKK 70 million (approximately $1,750,000) is due. Interest is payable monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 350,000 (approximately $9,000) was paid. The overdraft is available for the period from July 18, 2002 to July 16, 2003 when it is repayable in full. Interest is debited monthly and is variable based on a calculation of 1.7% over BRIBOR. A facility fee of SKK 175,000 (approximately $4,000) is payable.

Debt with Unconsolidated Affiliate

STS s.r.o has agreed to a loan to us for SKK187million (approximately $4.7 million). The first tranche of SKK100 million ($2.5 million) was drawn down on August 2, 2002. A second and third tranche of SKK 20 million (approximately $500,000) each were drawn down on January 27, 2003 and February 24, 2003. We have requested a fourth and fifth draw down of SKK 20 million (approximately $500,000) and SKK 27 million (approximately $675,000) in March 2003 and April 2003, respectively.

11. STOCK OPTION PLANS

We may award employee stock options under two plans. We adopted the 1994 Stock Option Plan approved by the shareholders. When the 1994 plan approached being fully utilized we adopted the 1995 Stock Option Plan on August 2 1995 also approved by shareholders. This plan has been amended and restated a number of times, most recently on May 17, 2001 ("Revised and Restated 95 Stock Option Plan"). Under the 1994 Stock Option Plan, the compensation committee is authorized to grant options for up to 450,000 shares of Class A Common Stock. Under the Revised and Restated 95 Stock Option Plan the Compensation Committee is authorized to grant options for up to 1,600,000 shares of our Class A or Class B Common Stock. The maximum term of the options granted under both of the Stock Option Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Under the 1995 Amended Stock Option Plan, non-affiliated directors are automatically granted each year options to purchase 5,000 shares of Class A Common Stock or Class B Common Stock. On March 22, 2001, the Board of Directors agreed to increase the number of options automatically granted to non-affiliated directors to 8,000 shares effective from the 2001/2002 AGM period.

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

On September 18, 1998, we adopted the Stock Appreciation Rights Plan. This plan allows us to grant up to 500,000 Stock Appreciation Rights (SARs). The SARs are subject to the same vesting and other general conditions as options granted under the Revised and Restated 95 Stock Option Plan. When the SARs are exercised the employees will receive in cash the amount by which our stock price exceeds the exercise price at the time of exercise, if any, rather than purchase our shares. On September 3, 1998, 72,675 SARs were granted, of which 8,500 remain exercisable. No amount has been charged to the Statement of Operations in respect of these SARs in any year including the current year, because our stock price has never exceeded the exercise price at any year end since the SARs were granted.

A summary of the status of our two stock option plans at December 31, 2002, 2001, and 2000 and changes during the years 2002, 2001, and 2000 are presented in the table and narrative below. The following table does not include the SARs and no compensation costs were required to be recognized in the current year.

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

We account for these plans as fixed plans under APB No. 25, under which no compensation cost was recognized for stock options granted to employees with an exercise price at or above the prevailing market price on the date of the grant. Had compensation costs for these plans been determined consistent with the fair value approach required by FAS No. 123, our net loss and net loss per common share would increase to the following pro forma amounts:

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

Stock Based Compensation

In March 2000 the Board of Directors, acting without the participation of Fred T. Klinkhammer, our President and Chief Executive Officer, on the recommendation of the Compensation Committee cancelled all previously granted options to acquire shares of Class A Common Stock, which had been granted under employment agreements. The Compensation Committee then awarded Fred T. Klinkhammer the option to acquire shares of Class A Common Stock at an exercise price equal to the market price on that day. The new award was approved by the shareholders at the 2000 Annual General Meeting of Shareholders.

This modification resulted in variable accounting for the replacement award for the remainder of the award’s life. The change from a fixed to a variable plan results in a compensation charge to the Statement of Operations reflecting the difference in the market price of the options, at the reporting date, less the option strike price for the number of options vested.

In accordance with FIN 44, we have charged $3,754,000 to the Statement of Operations in 2002.

12. COMMITMENTS AND CONTINGENCIES

Litigation

CZECH REPUBLIC

We own a 93.2% voting and economic interest in Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS"). In January 1993, CET 21, spol. s.r.o. ("CET") was awarded a terrestrial television broadcast license in the Czech Republic. This license, which was extended in January 2002, expires in January 2017. CET was awarded the license with the full knowledge and understanding of the Council of the Czech Republic for Radio and Television Broadcasting (the "Media Council") that CEDC (our direct predecessor in interest) was a direct participant in the license application. With the involvement of the Media Council, we and CET entered into a Memorandum of Association and Investment (the "Memorandum of Association") that provided for the creation of a company, CNTS, to operate and broadcast the planned television station. An associated agreement further provided that CET did not have the authority to broadcast without the direct participation of CEDC. Between 1993 and August 1999, CNTS performed essentially all of the activities associated with operating and broadcasting Nova TV. Nova TV became one of the most successful television stations in Europe.

In 1996 and 1997, however, under compulsion resulting from proceedings initiated by the Media Council, we and CET amended the Memorandum of Association and entered into other contracts to reflect the change in the Memorandum of Association. One such contract (the "Cooperation Contract") expressly identified CET as the license holder and the "television broadcasting operator" of TV Nova. Pursuant to the Cooperation Contract CNTS prepared, completed and delivered television programming that was then distributed by CET, which broadcast the Nova TV signal. CNTS also collected all of Nova TV's advertising and other revenues, and retained the balance of those revenues net of Nova TV's operating expenses less Kc 100,000 (US $2,600) per month payable to CET.

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

Exclusivity Case

On August 9, 1999 CNTS filed an action with the Regional Commercial Court in Prague requesting a determination that CET 21’s termination of the Cooperation Contract with CNTS is invalid and that CET 21 is obliged to co-operate in broadcasting TV NOVA exclusively with CNTS. The Cooperation Contract was the fundamental document establishing since 1997 the exclusive co-operation between CET 21 and CNTS in broadcasting TV NOVA. The Regional Commercial Court issued a favorable ruling on May 4, 2000 which was subsequently reversed by a December 14, 2000 ruling from the High Court. That ruling was then upon the extraordinary appeal of CNTS cancelled by the Supreme Court and the matter was returned to the first instance court for further proceedings, by which the matter was effectively opened fully again. On July 4, 2002 the City Court of Prague refused CNTS’s request saying that the relief sought was not sufficiently specified by CNTS for the Court to rule on it. CNTS filed an appeal on August 5, 2002.

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

ICC Arbitration

On April 26, 1999, one of our wholly-owned subsidiaries filed an arbitration claim against Dr. Vladimir Zelezny before the International Chamber of Commerce Court of Arbitration in Paris, France (the "ICC Arbitration") . We s ought the return of US $23,350,000 paid to Dr. Zelezny, plus interest, and other unspecified damages, based on breaches by Dr. Zelezny of a share purchase agreement entered into in 1997 under which we purchased from Dr. Zelezny Nova Consulting, a company owned by him whose sole asset was a 5.8% interest in CNTS. We also sought the forgiveness of the US $5,188,000 unpaid balance of the purchase price under the 1997 share purchase agreement.

As a result of an enforcement of the award in the Czech Republic, CME Media Enterprises B.V. has collected $90,901.52 and CZK 262,139,400 (approximately $8,697,000). Furthermore, on September 22, 2002 CME Media Enterprises BV received an additional $20,240,000 from MEF Media Akciova Spolecnost ("MEF") without specification of the title of such payment ("MEF payment"). On December 13, 2002 CME Media Enterprises BV has returned the Nova Consulting shares to a representative of Dr. Zelezny, which resulted in a reduction of our shareholding in CNTS to 93.2%.

Lauder UNCITRAL Arbitration

On August 23, 1999, Ronald S. Lauder, the non-Executive Chairman of our Board of Directors, instituted arbitration proceedings against the Czech Republic under the 1992 Bilateral Investment Treaty between the United States and the Czech Republic. Mr. Lauder initiated the proceedings in his personal capacity as a U.S. national who owns or controls (by virtue of his voting control over Central European Media Enterprises Ltd.) an investment in the Czech Republic. The claim asserted that the Czech Republic harmed Mr. Lauder's investment in CNTS by, among other things, taking unfair and discriminatory actions by reversing its initial approval of an exclusive relationship between CNTS and CET, and by failing to act to remedy the effects of the improper actions of Dr. Zelezny. Mr. Lauder sought monetary damages arising from harm caused to CNTS by the Czech Republic's actions.

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

CME UNCITRAL Arbitration

On February 22, 2000, one of our wholly owned subsidiaries instituted arbitration proceedings against the Czech Republic under the 1991 Bilateral Investment Treaty between the Netherlands and the Czech Republic ("CME Uncitral Arbitration").

On September 13, 2001, the Tribunal in this arbitration issued a final partial award on liability, finding that, by the actions and inactions of the Czech Media Council in 1996 and 1999, the Czech Republic violated several provisions of the Netherlands-Czech Bilateral Investment Treaty, including the obligation not to deprive an investor of its investment. The Tribunal ruled that the Czech Republic is obligated to remedy the injury that we suffered as a result of its violations of the Treaty by payment of the fair market value of our investment as it was before consummation of the Czech Republic’s breach of the Treaty in 1999, in an amount to be determined at a second phase of the arbitration. The Tribunal further ordered the Czech Republic immediately to pay US $1,008,000 to us as a refund to us of our legal costs and expenditures and of our payments of the Tribunal’s fees and disbursements. The hearings to quantify our damages took place in London between September 2 and September 13, 2002. The evidentiary records have been closed, and all testimony was taken at the September hearing. The closing argument in the Quantum Phase was heard from November 11 to November 14, 2002 in London, and it is expected that a final award will be issued by the Tribunal by the end of the first quarter of 2003.

We have submitted to the Tribunal evidence claiming US $526.9 million less certain adjustments for residual value arising from the sale of Czech assets and the sale of 5.8% interest in CNTS as a result of the payment of the ICC Award by Zelezny. We also claim interest at 12% from August 1999.

On March 6, 2003, the Tribunal informed the parties to the Arbitration "that the Arbitrators have finished their deliberations and will render the Final Award shortly".

The Collateral Challenge

The Czech Republic has filed a collateral challenge of the final partial award in the Swedish courts. The Czech Republic alleges in their collateral challenge that their party appointed arbitrator was not allowed to fully participate in the deliberations leading to the Partial Final Award, that Czech law was not given precedence and should have been, and that the entire matter had already been dealt with by the London based tribunal in the Lauder arbitration and should not have been heard again on the basis of the principal of res judicata. The Czech Republic also argues in its pleadings that the Tribunal acted beyond its mandate in a number of ways including by declaring that in the quantum phase of the hearings our damages should correspond with the fair market value of the destroyed CNTS investment, instead of just finding the Czech Republic liable and leaving all other questions for this phase. All of these claims are in our opinion incorrect as matters of fact or law and have been raised by the Czech Republic solely for the purpose of attempting to delay enforcement of any award. The hearing in Stockholm, Sweden commenced on March 3, 2003 and is scheduled to last until April 3, 2003.

UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

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

SLOVENIA

On November 20, 2002, we received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV, against MMTV, a subsidiary of CME Slovenia BV. Mrs. Meglic is claiming damages against MMTV in the amount of SIT 190 million (approximately US $ 859,000).

During the period from 1992 to 1994, Mrs. Meglic advanced monies to MMTV. Mrs. Meglic, who was the sole shareholder of MMTV at that time, contends these advances were shareholder loans. In 1995, Mrs. Meglic sold us a 10% interest in MMTV, which at that time was part of the broadcasting network comprising POP TV. At the end of 1996, we agreed to terms that effectively resulted in the buyout of the remaining interest in MMTV held by Mrs. Meglic in consideration of US $5,000,000. Prior to the closing of that transaction in the first quarter of 1997, Mrs. Meglic entered into a loan agreement with MMTV, represented by her husband General Director Marijan Meglic, that ostensibly consolidated the advances made from 1992 to 1994 into a single loan. During the summer of 2002, Mrs. Meglic demanded repayment of the advances plus accrued interest. MMTV sought clarification from Mrs. Meglic of the amounts in dispute. Subsequently, Mrs. Meglic filed suit.

In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US $859,000) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US $131,000)) plus accrued interest. We believe Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

We are, from time to time, a party to litigation that arises in the normal course of its business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on its business or operations.

Financial Commitments — Existing Entities

Our existing operations are expected to be self-supporting in terms of funding during 2002, with cash being available through local credit facilities and/or generated from operations.

Satellite Costs

In June 1995 we obtained leasehold rights for a 12 year period to a 33 MHz transponder on the Eutelsat Hot Bird 3 satellite ("Hot Bird 3"), which launched in October 1997. We have paid a deposit of $350,000 against this operating lease. The annual charge for the lease is Euro 3,443,000 (approximately $3.6 million). Provided that the contract does not terminate before the expiration date (September 2009), the deposit is repayable to us by deduction from the final two invoices.

In October 1997, we obtained leasehold rights for an approximate 12 year period to a 16.5 MHz transponder on the Eutelsat Hot Bird 5 satellite ("Hot Bird 5"), which launched in November 1998. We paid a deposit of Euro 475,000 (approximately $0.5 million) against this operating lease. The annual charge for the lease is Euro 1,900,000. This contract was due to terminate in October 2010; however, in January 2003, we terminated this commitment on payment of Euro 1,900,000 (approximately $2 million).

Licenses

We believe that the licenses for the television license companies will be renewed prior to expiry. In Romania, the Slovak Republic and Slovenia local regulations do contain a qualified presumption for extensions of broadcast licenses; however, there can be no assurance that any of the licenses will be renewed upon expiration of their initial term. The failure of any such license to be renewed could adversely affect the results of our operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which we operate.

Currency exchange rate fluctuation

We and our subsidiaries generate revenues and incur expenses in a variety of currencies. Fluctuations in the value of foreign currencies may cause U.S. dollar translated amounts to change in comparison with previous periods. Other than as described below under "Foreign Exchange Contracts", we have not hedged against fluctuations in foreign currency rates. Due to the number of currencies involved, the constantly changing currency exposures and the fact that all foreign currencies do not fluctuate in the same manner against the U.S. dollar, we cannot anticipate the effect of exchange rate fluctuations on our financial condition.

Foreign Exchange Contracts

In limited instances, we enter into forward foreign exchange contracts to hedge foreign currency transactions for periods consistent with its identified exposures. At December 31, 2002, there were no foreign exchange contracts outstanding.

Station Programming Rights Agreements

We had programming rights commitments for $5,760,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 2002.

Operating Lease Commitments

For the fiscal years ended December 31, 2002, 2001, and 2000 we paid aggregate rent on all facilities of $826,000, $1,250,000, and $1,178,000 respectively. Future minimum operating lease payments at December 31, 2002 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At December 31, 2002 (US$ 000's)

2003	$1,443
2004	633
2005	633
2006	633
2007	538
2008 and thereafter	2,674

Total	$6,554

13. INVESTMENTS IN AND ADVANCES TO AFFILIATES

We hold the following investments in unconsolidated affiliates.

	Voting Interest	As at December 31, 2002 (US$ 000's)	As at December 31, 2001 (US$ 000's)
STS	49%	$20,469	$21,483
CET 21	3.125%	277	6
Tele 59	10%	889	-
Other	-	2	13

		$21,637	$21,502

14. RELATED PARTY TRANSACTIONS

Related party transactions involve transactions between us and our stations, shareholders and partners and transactions between the stations and their shareholders and partners.

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

Statement of Financial Accounting Standards No. 57 (FAS 57), "Related Party Disclosures", sets forth the requirements under GAAP concerning transactions with related parties. Item 404 of Regulation S-K requires disclosure of certain relationships and transactions with related parties. We comply with this directive.

Notwithstanding that compliance, we considered whether investors would better understand financial statements if the financial statements included descriptions of all material transactions involving related persons or entities. We also considered the need for disclosure about parties that fall outside the definition of "related parties," but with whom we or our related parties have a relationship that enables the parties to negotiate terms of material transactions that may not be available from other, more clearly independent, parties on an arm's-length basis.

There is a limited local market for many specialist TV services in the countries in which we operate. Therefore, we do not feel it is possible to provide an assurance that fair market prices and payment terms are in place for such services, many of which are provided by parties known to be connected to or friendly with our local shareholders. We continue to review all of these arrangements.

There are a number of agreements between license and service companies for the sale of air time and the purchase of programming. These agreements are disclosed in Note 1, "Organization and Business". A number of partners have loans from us or are shareholders in companies to which loans have been made. (See table above).

Accordingly, the following disclosure is made:

Romania

We have a number of transactions and arrangements with companies owned or connected to Adrian Sarbu, one of the local minority shareholders and General Director of MPI. The total purchases from companies related or connected with Mr Sarbu in 2002 were approximately $4.4 million (2001 : $11.1 million). The total sales to companies related or connected with Mr Sarbu in 2002 were approximately $1.0 million (2001 : $1.8 million). At December 31, 2002 companies connected but not related to Mr Sarbu had an outstanding balance due to us of $2,687,000 (2001 : $2,807,000).

The shareholders of MPI have unanimously approved resolutions requiring a higher level of review and control over related party transactions. The Board of MPI has reviewed all material services currently contracted with both third parties and related parties and has brought these services in house where cost saving made this appropriate.

Our internal control procedures have highlighted that, without our prior approval, advertising time was bartered to businesses related to our partner Mr. Sarbu. This barter was in exchange for certain programming rights. We have now formally notified Mr. Sarbu that such unapproved transactions are outside the terms of the Co-operation Agreement as well as his employment agreement and has taken action to ensure that Mr. Sarbu and local management are aware of the consequences should such transactions be repeated.

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

Ukraine
We contract with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann.

Corporate

We from time to time enter into transactions with entities controlled wholly or in part by Ronald S. Lauder, the non-executive Chairman of our Board of Directors. We believe that these transactions are on a basis which approximates an arm’s-length value.

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

Our share of the result in Unconsolidated Affiliates (after inter-company eliminations) for 2002 was an income of $5,779,000 for Markiza TV and a loss of $587,000 for certain entities of the Studio 1+1 Group.

16. CAPITAL LEASE COMMITMENTS

We lease certain of our office and manufacturing facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2002:

At December 31, 2002 (US$ 000's)

2003	$137
2004	150
2005	110
2006	65
2007	72
2008 and thereafter	284

Total	$818

17. SEGMENT DATA

We evaluate the performance of our operations on a geographic basis. Our reportable segments are comprised of Romania, Slovak Republic, Slovenia and Ukraine.  We evaluate the performance of our segments based on Segment EBITDA, which is also used as a target for management bonuses. Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:
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
Acquired program costs are a significant proportion of our TV stations' cost structure. We use Segment Broadcast Cash Flow to help us control these costs. Segment Broadcast Cash Flow is determined as Segment EBITDA excluding charges for program rights amortization but reduced by cash paid for program rights. When compared with Segment EBITDA, this indicates to management whether the cash investment in program rights in the period was greater or less than the accounting charge for program rights amortization. If investment is greater (i.e. if Segment Broadcast Cash Flow is lower than Segment EBITDA), this provides warning to management and investors that future program rights amortization costs are likely to increase.

Below is a table which reconciles the our Segment EBITDA and Segment Broadcast Cash Flow to our consolidated US-GAAP results for the years ended December 31, 2002, 2001, and 2000:

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

18. NET ARBITRATION RELATED (PROCEEDS)/COSTS

On July 25, 2002 we received $8,713,002 from CET as payment of the amounts owed by Dr. Zelezny pursuant to the final order of the ICC Arbitration Tribunal on February 9, 2001. On September 20, 2002, a further $20,240,000 was received from MEF Holding on behalf of Dr. Zelezny. We have treated the total receipt of $28,953,002 as a credit to the income statement as detailed in the table below. Arbitration Costs include all costs of and relating to the ICC Arbitration Tribunal against Dr Zelezny, and additionally, all costs relating to the arbitration proceedings against the Czech Republic (For further discussion see Part I, Item 3,"Legal Proceedings"). Arbitration Related Costs for the years ended December 31, 2001 and 2000 were previously classified in Corporate operating costs and development expenses.

	For the Years Ended December 31, (US$ 000's)
	2002	2001	2000
Arbitration Related Proceeds	$(28,953)	$-	$-
Arbitration Related Costs	12,351	4,509	2,839

Net Arbitration Related (Proceeds)/Costs	$(16,602)	$4,509	$2,839

19. DISCONTINUED OPERATIONS

On February 21, 2000, we sold substantially all of our operations in Hungary to SBS. This has resulted in these operations being treated as discontinued operations for all periods described in Results of Operations. Our financial statements have been restated for all periods presented in order to reflect the operations in Hungary as discontinued operations.

20. FOREIGN CURRENCY TRANSLATION

We generate revenues primarily in Czech korunas ("Kc"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") Ukrainian hryvna ("Hrn"), the Euro ("Euro") and U.S. dollars ("US$") and incurs expenses in those currencies as well as British pounds. The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. We incur operating expenses for acquired programming in U.S. dollars and other foreign currencies. For financial statements where the functional currency is not the US Dollar, balance sheet accounts are translated from foreign currencies into US dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. Transactional gains and losses are recognised in the statement of operations.

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

In the accompanying notes, $ equivalents of Euro, Kc, ROL, Sk, SIT and Hrn amounts have been included at December 31, 2002, 2001 or historical rates, as applicable, for illustrative purposes only. In limited instances, we enter into forward foreign exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

21. EARNINGS PER SHARE

We account for earnings per share pursuant to FAS No. 128, "Earnings Per Share." Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. FAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

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

22. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As at December 31, 2002, we had one derivative instrument. We held one dual currency deposit with a value of $600,000 which matured on January 13, 2003. This form of deposit is designed to enhance the yield on a given deposit. We contract to a strike rate in an alternative currency at the time of maturity of the deposit. On the day of maturity, if the spot rate is less favorable than the contracted strike rate, we will receive our money in the alternative currency. Alternatively, should there be a favorable exchange rate fluctuation between the contract date and the maturity date, we would not be in a position to take advantage of this. This form of derivative instrument does not qualify for hedge accounting.

23.  SUBSIDIARIES AND INVESTMENTS

Our subsidiaries and investments as at March 10, 2003 are summarized in the table below.

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

(1) All subsidiaries have been consolidated in our Financial Statements. All equity accounted affiliates have been accounted for using the equity method.

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

The two-for-one stock split: (i) had no effect on the par value of our Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of our Class A Common Stock from $370,276 to $740,552; and (iii) increased the value of the authorized share capital of our Class B Common Stock from $158,694 to $317,388.

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

The database of licenses where the license period has commenced as of December 31, 2002 has been classified as either current (US $ 1,121 thousand) or non-current (US $ 1,682 thousand) portion. The current portion represents licenses under which the rights are expected to expire within one year ending December 31, 2003.

The amortization of licenses and the release of program waste reserve are included in the program syndication caption of the statement of operations.

(6)  OTHER SHORT TERM ASSETS

The breakdown of other short term assets relate mainly to:

	Balance at 31.12.2002	Balance at 31.12.2001

VAT Receivable	203	276

Prepaid expenses and advances
Production & operation	316	241
Licenses and dubbing	112	127
Employee advances	12	13

Other current assets
Receivable from Sipox	-	42
Game show winning prizes	37	-
Receivable Markiza-Slovakia	37	-
Receivable Teltex	6	-
Other	20	31

Total	743	730

(7)  PROPERTY, PLANT AND EQUIPMENT

The components of Property, plant and equipment during the year ended December 31, 2002 are as follows:

	Balance at 31.12.2001	Additions	Re-classes	Write off	Exchange rate impact	Balance at 31.12.2002

Cost
Land	642	-	-	-	135	777
Buildings	6,844	-	6	-	1,442	8,292
Vehicles under capital lease	849	-	-	(25)	179	1,003
Machinery and equipment	9,976	-	418	-	2,100	12,494
Other equipment	2,009	-	426	(141)	423	2,717
Vehicles	1,631	-	57	(47)	343	1,984
Construction in progress	98	888	(907)	-	20	99
Total acquisition cost	22,049	888	-	(213)	4,642	27,366
Accumulated depreciation
Buildings	(1,076)	(332)	-	-	(226)	(1,634)
Vehicles under capital lease	(415)	(309)	-	25	(88)	(787)
Machinery and equipment	(8,984)	(637)	-	-	(1,892)	(11,513)
Other equipment	(1,725)	(258)	-	141	(363)	(2,205)
Vehicles	(967)	(300)	-	47	(202)	(1,422)
Total accumulated depreciation	(13,167)	(1,836)	-	213	(2,771)	(17,561)

Net book value	8,882					9,805

The components of Property, plant and equipment during the year ended December 31, 2001 are as follows:

	Balance at 31.12.2000	Additions	Re-classes	Write off	Exchange rate impact	Balance at 31.12.2001

Cost
Land	657	-	-	-	(15)	642
Buildings	5,368	-	1,595	-	(119)	6,844
Vehicles under capital lease	854	-	226	(212)	(19)	849
Machinery and equipment	9,581	-	618	(10)	(213)	9,976
Other equipment	1,946	-	231	(125)	(43)	2,009
Vehicles	1,637	-	64	(33)	(37)	1,631
Construction in progress	94	2,740	(2,734)	-	(2)	98
Total acquisition cost	20,137	2,740	-	(380)	(448)	22,049
Accumulated depreciation
Buildings	(855)	(240)	-	-	19	(1,076)
Vehicles under capital lease	(387)	(248)	-	212	8	(415)
Machinery and equipment	(8,685)	(502)	-	10	193	(8,984)
Other equipment	(1,661)	(226)	-	125	37	(1,725)
Vehicles	(784)	(233)	-	33	17	(967)
Total accumulated depreciation	(12,372)	(1,449)	-	380	274	(13,167)

Net book value	7,765					8,882

(8) LEASED ASSETS

Commitments under capital leases

The obligations under the capital lease are summarized below:

Leasing	Amount

Payments due in 2003	156
Payments due in 2004	78
Payments due in 2005	113
Total	347
Less: Amounts representing interest	(102)

Total	245

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

100

(14)  COMMITMENTS AND CONTINGENCIES

Station program rights-

The company has program rights commitments for US $ 4,104 thousand in respect of future programming. This includes all contracts signed in 2001 and 2002 with the license periods starting after December 31, 2002. The company has also entered into certain barter agreements continuing through 2002 and beyond, by which advertising is provided in exchange for programs. As the value of this advertising time will be determined at the time of broadcasting, it is not possible to quantify the impact of these agreements.

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

(1) Shareholder
(2) Other related party
(3) Related party due to common ultimate shareholder

In the table above, the revenues and expenses with MARKIZA – SLOVAKIA are presented net of US $ 35,379 thousand resulting from mutual invoicing.

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

(16)  INCOME TAXES

The provision / benefit for income taxes is comprised of the following:

	2002	2001	2000

Current	731	972	229
State	731	972	229
Deferred	(2,075)	707	251

Total	(1,344)	1,679	480

Significant components of the company's deferred tax assets and liabilities are as follows:

	Balance at 31.12.2002	Balance at 31.12.2001

Difference between tax and accounting depreciation of fixed assets	816	853
Reserve for wall of programes	229	259
Unrealized FX losses	22	218
Unrealized FX gains	(133)	(9)
Leasing adjustment	15	24
Not paid services	(9)	166
NOL carried forward	-	-
Difference between tax and accounting depreciation of licenses	803	505
Bad debt reserve	467	448
Subtotal	2,210	2,464
Valuation adjustment	(136)	(2,464)

Total	2,074	-

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

REVENUES WITH ADVERTISING AGENCIES ACCOUNTING FOR MORE THAN 5% OF THE TOTAL NET REVENUES AND THE RELATING RECEIVABLES AS OF DECEMBER 31, 2001 IS AS FOLLOWS:

	Net revenues in 2001	Share on total spot revenues	Receivable as at 31.12.01

The Media Edge	4 422	12,37%	1 506
Unimedia	3 360	9,40%	889
Pool Media Direction	2 608	7,29%	133
Media Direction	2 464	6,89%	899
CIA Slovakia	2 252	6,30%	374
Universal McCann Erickson	2 241	6,27%	701
CPM Slovakia	2 005	5,60%	763
Optimum Media Operation	1 998	5,59%	631
Credit Partner	1 940	5,42%	1 744

Total	23 290		7 640

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE S

Resignation of Arthur Andersen and appointment of Deloitte & Touche

A letter of resignation from Arthur Andersen was received by us on July 31, 2002. Deloitte & Touche have been appointed as auditors by the Audit Committee and will be proposed to the shareholders as our auditors at the next Annual General Meeting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" in our Proxy Statement for the 2003 Annual General Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our Proxy Statement for the 2003 Annual General Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2003 Annual General Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2003 Annual General Meeting of Shareholders.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no significant changes in our internal controls that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls except for deficiencies in the controls on related party transactions and completeness of revenue in our Romanian subsidiary. Such deficiencies did not, in the opinion of management, lead to a material mis-statement of our financial statements. Corrective action has been taken to (a) eliminate advertising barter for programming rights transactions, as of January 1, 2003, (b) increase frequency of review and reconciliation of the Romanian subsidiaries log of advertising time shown to advertising time invoiced by corporate to quarterly beginning February 1, 2003. No corrective actions were required or undertaken elsewhere by us.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

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

3.02*
Bye-Laws of Central European Media Enterprises Ltd., as amended, dated as of May 25, 2000 (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

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

10.01A+	Central European Media Enterprises Ltd. 1995 Stock Option Plan, as amended and restated to May 17, 2001.

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

Page 128

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

10.33+*
Employment Agreement between Central European Media Enterprises Ltd. And Mark J. L. Wyllie dated July 26, 2000 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

10.34*	Aldwych House Lease Agreement, dated September 29, 2000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

10.35*
Advertising Sales Agency Agreement between Studio 1+1 and Servland Continental S.A. dated March 14, 2001 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

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

10.43*
Key Agreement Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, Ukraine Advertising Holding, CME Ukraine GmbH and CME Ukraine B.V entered into as of December 23, 1998 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.44*	Memorandum of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.45*	Articles of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.46*
Amended Memorandum of Association Markiza – Slovak RepublicSlovak Republic spol. s.r.o (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.47*
Senior Secured Credit Agreement between CME Media Enterprises B.V. and Imperial Asset Management LLC., dated July 31,2002 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.48*
Common Stock Registration Rights Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.49*	Common Stock Purchase Warrant Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.50*
Loan arrangement between Vseobecna userova banka a.s and S.T.S. s.r.o,, dated July 24, 2002 (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.51*
Loan Agreement No. 06/02-SIN dated December 16, 2002 made among Produkcija Plus Storitveno Podjetje d.o.o., LJUBLJANA as the borrower and Bank Austria Creditanstalt d.d., Ljubljana and Nova Ljubljanska Banka d.d. as lenders and Bank Austria Creditanstalt d.d., Ljubljana as agent.

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

31.01	Sarbanes-Oxley Certification S302. CEO

31.02	Sarbanes-Oxley Certification S302. CFO

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated November 14, 2003

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

b)	Current Reports on Form 8-K: None

c)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

d)	Report of Independent Public Accountants on Schedule II— Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Amendment No. 2 to Form 10-K/A)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.

By: /s/ Wallace Macmillan Wallace Macmillan Principal Financial Officer

November 14, 2003

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule	S-2

Schedule II : Schedule of Valuation Allowances	S-3

Page 133

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

