Form 10-Q/A
period 2003-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2003-12-12
CIK 925645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE FOR FORM 10-Q/A:

This is a Form 10-Q/A to the Central European Media Enterprises Ltd. Quarterly Report on Form 10-Q, as originally filed on November 5, 2003. No changes have been made to our income statement, balance sheet or cash flow statements as they appeared in our November 5, 2003 Form 10-Q. Changes have been made in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These changes correct (i) our discussion of the local currency results in our Slovenian and Slovak Republic operations, and (ii) the amount of the VUB credit facility to STS.

We have not updated the Form 10-Q/A to modify disclosures in the Form 10-Q for events occurring subsequent to the original November 5, 2003 filing date. This Form 10-Q/A continues to speak as of November 5, 2003.

Part 1.  Financial Information
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

Our consolidated net revenues increased by US$ 4,747,000, or 28%, to US$ 21,886,000 for the third quarter of 2003 from US$ 17,139,000 for the third quarter of 2002 due to a:

●	42% increase in the revenues of our Romanian operations. This increase is as a result of a higher advertising ratecard and general growth in the Romanian TV advertising market, together with the reorganization of Romanian sales arrangements to sell directly advertising previously bartered to related parties;

●	11% increase in the revenues of our Slovenian operations. The increase in net revenue was affected by the US dollar depreciating against the Slovenian tolar. In local currency terms, net revenues remained flat; and

●	23% increase in the revenues of our Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales of programming from a subsidiary to an associate within the Studio 1+1 Group. Increased programme sales revenues reflect the increased cost of acquired programming.

Station Expenses
	2003	2002	US$ (increase)/ decrease	% change
	US$ 000's
Country
Romania	$8,436	$5,316	$(3,120)	(59)%
Slovenia	4,747	4,449	(298)	(7)%
Ukraine	4,748	3,325	(1,423)	(43)%

Total Consolidated Station Expenses	$17,931	$13,090	$(4,841)	(37)%

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by US$ 4,841,000, or 37%, to US$ 17,931,000 for the third quarter of 2003 from US$ 13,090,000 for the third quarter of 2002 due to a:

●	59% increase in station operating costs and expenses of our Romanian operations. This increase is as a result of an increase in program amortization charges including the direct purchases of programming to replace a previous related party barter agreement. Additionally, salary costs have increased significantly due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges;

●	7% increase in station operating costs and expenses of our Slovenian operations. This increase is due to appreciation of the Slovenian tolar, thereby increasing the expenses of our Slovenian operations in US dollar terms. In local currency terms, station operating costs and expenses of our Slovenian operations decreased by 5% as a result of acquired programming cost savings; and

●	43% increase in station operating costs and expenses of our Ukrainian operations. This increase is as a result of an increase in both acquired programming and self-production costs. We have significantly increased our investment in programming for 2003 as a response to the competitive environment and on the basis of expected revenue growth.

Station selling, general and administrative expenses decreased by US$ 1,570,000, or 45%, to US$ 1,935,000 for the third quarter of 2003 from US$ 3,505,000 for the third quarter of 2002. The reduction is primarily attributable to our Romanian operations, where costs decreased due to the recovery of receivables against which provisions had been raised in prior periods. US$ 0.7m of this relates to a reduction in the provision for receivables from parties related or connected to our minority shareholder, Mr. Sarbu. In our Slovenian operations cost increases of 16% were primarily attributable to the weaker US dollar.

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

The net revenues and operating expenses of our Slovak Republic operations increased by 35% and 21%, respectively. Net revenues increased by 9% in local currency terms as our Slovak operation kept its market share in a growing market. Additionally, the increase in revenues was as a result of the Slovak koruna appreciating against the US dollar. In local currency terms, operating expenses decreased by 3% for the third quarter of 2003 compared to 2002. The net revenues of our equity accounted affiliate in Ukraine increased by 18% as a result of a growth in the Ukrainian television advertising market. Included in the equity accounting for Romania in 2002 was Pro TV. Following the restructuring of our Romanian operations, Pro TV has been fully consolidated as a subsidiary from April 1, 2003.

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

Our consolidated net revenues increased by US$ 16,053,000, or 26%, to US$ 77,334,000 for the nine months ended September 30, 2003 from US$ 61,281,000 for the nine months ended September 30, 2002 due to a:

●	48% increase in the revenues of our Romanian operations. This increase is as a result of a higher advertising ratecard and general growth in the Romanian TV advertising market together with the reorganization of Romanian sales arrangements to sell directly advertising previously bartered to related parties;

●	8% increase in the revenues of our Slovenian operations. The increase in net revenue was affected by the US dollar depreciating against the Slovenian tolar (SIT) compared to the first nine months of 2002. In local currency terms, net revenues decreased by 7% due to incremental revenue derived from the FIFA World Cup in June 2002 which did not re-occur in June 2003; and

●	22% increase in the revenues of our Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales from a subsidiary to an associate within the Studio 1+1 Group.

Station Expenses
	2003	2002	US$ (increase)/ decrease	% change
	US$ 000's
Country
Romania	$24,756	$18,731	$(6,025)	(32)%
Slovenia	16,271	15,243	(1,028)	(7)%
Ukraine	15,255	9,656	(5,599)	(58)%

Total Consolidated Station Expenses	$56,282	$43,630	$(12,652)	(29)%

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by US$ 12,652,000, or 29%, to US$ 56,282,000 for the nine months ended September 30, 2003 compared to US$ 43,630,000 the nine months ended September 30, 2002 due to a:

●	32% increase in station operating costs and expenses of our Romanian operations. This increase is as a result of an increase in program amortization charges including the direct purchases of programming to replace a previous related party barter agreement. Additionally, salary costs have increased significantly due to a change in the domestic legislation, effective from January 2003, which increased employers' liability for social security charges;

●	7% increase in station operating costs and expenses of our Slovenian operations. This increase is as a result of the US dollar depreciating against the Slovenia tolar. In local currency terms station operating costs and expenses of our Slovenian operations decreased by 8% as a result of lower program amortization charges; and

●	58% increase in station operating costs and expenses of our Ukrainian operations. This increase is as a result of an increase in acquired programming costs. We have significantly increased our investment in programming for 2003 as a response to the competitive environment and on the basis of expected revenue growth.

Station selling, general and administrative expenses decreased by US$ 473,000, or 6%, to US$ 8,115,000 for the nine months ended September 30, 2003 from US$ 8,588,000 for the nine months ended September 30, 2002. The reduction is primarily attributable to our Romanian operations, where costs decreased due to the recovery of receivables against which provisions had been raised in prior periods, partially off-set by extended local audit scope, one-off restructuring costs and higher rental costs including a related party rental agreement that was revised in late 2002. The Slovenian operations' cost increases of 19% were primarily attributable to the weaker US dollar.

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

Equity in income/(loss) of unconsolidated affiliates was income of US$ 232,000 for the first nine months of 2003 compared to a loss of US$ 1,193,000 for the first nine months of 2002. This change of US$ 1,425,000 is detailed below:

	Nine months to September 30, (US$ 000's)

	2003	2002	US$ increase/ (decrease)
Slovak Republic operations	$2,255	$1,763	$492
Ukrainian operations	(1,398)	(1,702)	304
Romanian operations	3	(1,254)	1,257
Slovenian operations	(628)	-	(628)

Equity in income/(loss) of unconsolidated affiliates...	$232	$(1,193)	$1,425

The net revenues and operating expenses of our Slovak Republic operations increased by 32% and 23%, respectively. Net revenues increased by 7% in local currency terms as our Slovak operation kept its market share in a growing market. Additionally, the increase in revenues was as a result of the Slovak koruna appreciating against the US dollar. In local currency terms, operating expenses decreased by 1% for the nine months to September 30, 2003 compared to the nine months to September 30, 2002. The net revenues of our equity accounted affiliate in Ukraine increased by 18% as a result of a growth in the Ukrainian television advertising market. Included in the equity accounting for Romania in 2002 was Pro TV. Following the restructuring of our Romanian operations, Pro TV has been fully consolidated as a subsidiary from April 1, 2003.

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

In November 2001, we entered into an interest rate swap transaction through the Royal Bank of Scotland plc (RBS) to exchange our 9 3/8% US$ 100 million fixed rate debt for floating rate debt. As a result, a change in fair value of derivative of US$ 1,108,000 was recorded in the first nine months of 2002. We chose to unwind the transaction by paying RBS US$ 659,000 in May 2002. Consequently, no such fair valuation was recorded in the first nine months of 2003.

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

(2)   A Slovak bank, Vseobecna uverova banka a.s., "VUB", has agreed to lend STS SKK 100 million (approximately US$ 2.8 million), a facility supported by charges over the assets and receivables of STS. As at September 30, 2003, SKK 95 million (approximately US$ 2.6 million) was drawn down on this agreement.

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

Date: December 12, 2003	/s/ Frederic T. Klinkhammer

Frederic T. Klinkhammer Chief Executive Officer (Duly Authorized Officer)

Date: December 12, 2003	/s/ Wallace Macmillan

Wallace Macmillan Vice President – Finance (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated December 12, 2003
31.02	s.302 Sarbanes-Oxley Certification - CFO, dated December 12, 2003
32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated December 12, 2003

