Form 10-K/A
period 2002-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2004-01-16
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 4 TO FORM 10-K

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

EXPLANATORY NOTE
This is Amendment No. 4 to the Central European Media Enterprises Ltd. Annual Report on Form 10-K/A, as originally filed on March 10, 2003. No changes have been made to our income statement, balance sheet or cash flow statements as they appeared in our March 10, 2003 Form 10-K/A, although changes have been made to the notes to our financial statements.

Modifications to the March 10, 2003 Form 10-K/A have been made to various parts of the text primarily to:

Clarify existing and add additional Risk Factors;
Clarify corporate structure, consolidation policies and ownership particularly to remove confusion between legal entities and TV network names; and
Explain in detail the application of accounting standards to the acquisition of a 34% share in Markiza, the licence company in Slovakia.

We have not updated the Form 10-K/A to modify disclosures in the Form 10-K/A for events occurring subsequent to the original March 10, 2003 filing date. This Amendment No. 4 to Form 10-K/A continues to speak as of March 10, 2003.

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

CORPORATE STRUCTURE
Central European Media Enterprises Limited was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market, we have interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. Revenues are generated primarily through operating companies, which acquire programming for sale to the corresponding license companies and which have exclusive agreements to sell advertising time to third parties that is purchased from the license companies. In Ukraine, the license company also engages directly in the acquisition of programming and the sale of some advertising time. Our economic interest in the operating companies corresponds with our voting interest other than in the Slovak Republic, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled "Simplified Corporate Structure - Continuing Operations".

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
70%/70%
49%/70%
34%/0.1%
Innova, IMS, Intermedia (Ukraine Group)
18%/60%
Studio 1+1 (Ukraine)
Kanal A (Slovenia)
Pro Plus (Slovenia)
10%
100%
Pop TV (Slovenia)
Media Pro S.R.L. (Romania)
Pro TV S.R.L. (Romania)
MPI (Romania)
Media Vision (Romania)
STS (Slovakia)
51%/30%
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

Risks Relating to the Our Operations

We have a history of losses and may not be profitable in the future

We have incurred net losses since inception and we may incur additional net losses for the next several years. For the year ended December 31, 2002 our net loss was $14.2 million. As of December 31, 2002, we had an accumulated deficit of $452 million.
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
Our related party transactions may involve risks of delayed payments resulting in impaired cashflow

In Romania, Slovakia and Ukraine the local shareholders of our television operating companies are individuals with other interests in that country, including interests in media related companies. In Romania and Slovenia our General Directors are also local shareholders. Our local operating companies therefore enter into transactions with parties related to our local shareholders and General Directors, including barter transactions (discontinued at January 2003). We also have a number of loans outstanding to our local shareholders, at commercial rates.

Related party receivables have been collected more slowly than unrelated third party receivables and related party payables have been paid promptly. This has resulted in slower cashflow to our operating companies to the detriment of our shareholders.

So long as it remains in the best interests of shareholders to use the best supplier, even if this is a related party, our subsidiaries will do so. There is therefore a continuing risk that related party collection and payment timing may result in a cashflow delay to the disadvantage of our shareholders.

Our internal controls may not prevent our General Directors from initiating transactions that are outside their authority and not in the best interests of shareholders, with possible adverse financial impact

The General Directors in our operating companies have significant management authority, subject to the overall control of the local company board of directors. In the past, our internal controls have detected transactions that have been initiated by a General Director who has circumvented our controls and entered into transactions outside his authority. Our internal controls are not able to prevent all circumstances in which a General Director may act outside his authority, particularly if a related party relationship remains undisclosed to us. There is therefore a risk that a General Director may exceed his authority and that such unapproved transactions will recur. Unapproved transactions may not be in the best interests of our Shareholders and may have an adverse impact on our Financial Statements.

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

Risks Relating to the Markets in which we Operate

Our operations are in developing markets where there is a risk of unfair treatment and loss of business

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

Regulation

Markiza's broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council. The Slovak Republic Media Council granted the license to operate the MARKIZA TV network to Markiza, for a period of 12 years, expiring in September 2007. The license granted to Markiza remains valid under the Act on Broadcasting and Retransmission.

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

Romania

Past Due Accounts Receivable

The total gross accounts receivable on our Consolidated Balance Sheet in respect of our Romanian operations was $15,544,000 at December 31, 2002, 33% ($5,129,520) of which were more than 360 days old. This represents an improvement from 35% of Romanian receivables reported as at both December 31, 2001 and September 30,2002. An improvement was also achieved in 180-360 days old category as the balance was reduced from 20% at December 31, 2001 to 9% at December 31, 2002 Subsequent to December 31,2002 and before the filing date, $7,762,000 was received with respect to Romanian receivables, of which $860,000 related to Romanian receivables more than 360 days old. The result of these improvements was that $831,000 of our total bad debt provision was released during the fourth quarter of 2002. On our Consolidated Balance Sheet the total provision for bad debt is $7,481,000 of which the provision for Romanian bad debts is $5,733,000.

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

We, Mr Sarbu and Mr Tiriac are all shareholders in MPI (the operating company), Pro TV and Media Pro (the license holding companies) . The Cooperation Agreement between us, Mr Sarbu and Mr Tiriac requires that related party transactions be approved by the shareholders. The approval process for related party transactions was exercised verbally for the period from 1997 to late 2001. Beginning in 2002 formal, written records have been required and reviews of related party transactions have been performed. Approval of these has been made at local MPI board and shareholder meetings.

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

Related party matters

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% voting and profits interests of Pro Plus (the operating company). Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed during the remainder of 2006 after which the call expires.

Slovak Republic

Following elections in the Slovak Republic on September 20, 2002, the ANO political party, founded by Mr. Pavol Rusko, a shareholder of Markiza (the license holding company) and an executive in Markiza and STS (the operating company), obtained a number of seats in the national parliament. On November 1, 2002, Mr. Rusko was appointed a deputy chairman of the parliament. In order to comply with Slovak conflict of interest rules, Mr. Rusko has resigned from his position as an executive of STS (the operating company for the MARKIZA TV network) and of Markiza. In addition, following receipt of approval from us, he has transferred his indirect 17% ownership interest in Markiza to a third party. We do not believe that the resignation of Mr. Rusko will have a significant impact on our Slovak operations.

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

On January 18, 2002, we entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, we will generally be entitled to 70% of STS’ profits as opposed to 80% prior to the acquisition. The objective of our transfer of 10% of the Company's economic interest in STS in exchange for a 34% voting interest in Markiza with a 0.1% share of profits was to improve the security of our investment in the operations in the Slovak Republic by obtaining a significant influence over Markiza.

As a result of this transaction, in addition to our 34% voting interest, we are now able to appoint one of three executives of Markiza. This ability is strategically advantageous to us because an affirmative vote of all three executives is required for Markiza to make any financial commitments or to change the structural relationship between Markiza and STS. This transaction has therefore enabled us to exert significant influence over Markiza’s strategic operating, financing, and investing activities.

As a result of the transaction we also received the right of first refusal to purchase Markiza shares if they were sold in the future. This right allows us to have some control over our choice of partners. Additionally, by virtue of our executive appointment we now have a direct voice at the Slovak Media Council which we have actively used to make our views known on regulatory issues.

When the opportunity arose to make this exchange, we understood that we would be sacrificing a ten percent direct interest in the economic value of STS. However, in the context of our total operations and overall credibility as an organization, the prevention of a second Czech Republic type event was deemed critical by management and the Board. We believed therefore that this sacrifice mitigated that risk exposure and that it was in the best interests of our shareholders and bondholders. The ownership transfer to us was approved by the Slovak Republic Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

We did not consider that the fair value of the acquired interest in Markiza was readily determinable. We, however, determined the fair value of the transferred interest in STS was $7.4 million, well in excess of its book value of $2,685,000.

The purchase of the shares in Markiza triggered a review of valuation of all of our operations in the Slovak Republic to ensure that the fair value of our remaining position in STS was not impaired. We tested our remaining investment in STS for impairment using the methodology as set out by FASB 142, Goodwill and Other Intangible Assets . We also considered the value of our investment in Markiza subsequent to this exchange under the accounting standard APB 18, The Equity Method of Accounting for Investments in Common Stock. This was deemed necessary because the transaction had been carried out to obtain benefits described above that were not related to financial returns from our investment in Markiza, which we knew to be minimal. The fair value of STS remains well above book value. However, the $7.4 million that we held for Markiza was impaired to zero, since our share in the profits of Markiza is 0.1% and we see no likelihood of resale to third parties. We have therefore charged the Consolidated Statement of Operations with $2,685,000 in the first quarter of 2002"

Related party matters

The operating company in the Slovak Republic, STS, has loaned us approximately $4.8 million, the full amount of the available loan facility. We have a 49% voting interest in STS and, by agreement with Markiza, the license holding company, are entitled to a 70% share of the profits of STS. The loan is repayable by us on December 1, 2005 and bears interest at a rate of BRIBOR+2.2% (BRIBOR – 3 month as at December 31, 2002 was 6.4%), which rate we believe is comparable to independently negotiated third party rates.

STS, the operating company of our investment in the Slovak Republic, has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of TV programs. Many of these contracts are for the production of programs such as "Millionaire" that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2002 advertising sales of STS placed through Mr. Kovacik’s advertising agency were $2,123,000 (2001 : $1,940,000), and the total amount due to STS from this agency at December 31, 2002 was $1,819,000 (2001 : $1,720,000). The outstanding balance due to STS at December 31, 2001 was repaid in full only by the end of 2002.

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

Related Party Matters

We contract with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann. Innova Film Gmbh is one of the Ukraine operating companies. Our total purchases from Contact Film Studios in 2001 and 2002 were $104,942 and $1,324 respectively. No outstanding balances are owed to us as of December 31, 2002.

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

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued FAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and has not had a material effect on our financial statements.

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

License Company : Markiza

On January 18, 2002, we entered into an interest participation transfer agreement to acquire a 34% interest in Markiza. As a result of this acquisition, we will generally be entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. The objective of our transfer of 10% of the Company's economic interest in STS in exchange for a 34% voting interest in Markiza with a 0.1% share of profits was to improve the security of our investment in the operations in the Slovak Republic by obtaining a significant influence over Markiza.

As a result of this transaction, in addition to our 34% voting interest, we are now able to appoint one of three executives of Markiza. This ability is strategically advantageous to us because an affirmative vote of all three executives is required for Markiza to make any financial commitments or to change the structural relationship between Markiza and STS. This transaction has therefore enabled us to exert significant influence over Markiza’s strategic operating, financing, and investing activities.

As a result of the transaction we also received the right of first refusal to purchase Markiza shares if they were sold in the future. This right allows us to have some control over our choice of partners. Additionally, by virtue of our executive appointment we now have a direct voice at the Slovak Media Council which we have actively used to make our views known on regulatory issues.

When the opportunity arose to make this exchange, we understood that we would be sacrificing a ten percent direct interest in the economic value of STS. However, in the context of our total operations and overall credibility as an organization, the prevention of a second Czech Republic type event was deemed critical by management and the Board. We believed therefore that this sacrifice mitigated that risk exposure and that it was in the best interests of our shareholders and bondholders.

The ownership transfer to us was approved by the Slovak Republic Media Council at its meeting on February 11, 2002. The transfer was registered with the Slovak Commercial Registry on March 13, 2002.

We did not consider that the fair value of the acquired interest in Markiza was readily determinable. We, however, determined the fair value of the transferred interest in STS was in excess of its book value of $2,685,000.

The purchase of the shares in Markiza triggered a review of valuation of all of our operations in the Slovak Republic to ensure that the fair value of our remaining position in STS was not impaired. We tested our remaining investment in STS for impairment using the methodology as set out by FASB 142, Goodwill and Other Intangible Assets . We also considered the value of our investment in Markiza subsequent to this exchange under the accounting standard APB 18, The Equity Method of Accounting for Investments in Common Stock. This was deemed necessary because the transaction had been carried out to obtain benefits described above that were not related to financial returns from our investment in Markiza, which we knew to be minimal.

We determined the fair value of STS remained well above our book value. However, the carrying value that we held for Markiza could not be justified by either our share of Markiza’s future profits or any likelihood of resale to third parties. We have therefore impaired our investment in Markiza to zero and charged the Consolidated Statement of Operations with $2,685,000 in the first quarter of 2002 which reflected the book value of our economic 10% economic interest in STS given up in the exchange.

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

Revenue Recognition

Revenues primarily result from the sale of advertising time and are recognized in the period in which advertising is aired. Our policy is that discounts and agency commission are recognized in the period in which the advertising is aired and are reflected as a reduction in net revenue. For each of our stations:
•      Contracts are agreed with all of our customers before an advertising spot is aired;
•      Delivery (i.e. airing of the advertisement) is measured through our as-run log and also by a third party measurement agency;
•      Price is fixed according to the pre- agreed contract; and
•      We have credit controls and cash collection processes in place. In all stations other than Romania we have a good collection history. In Romania we have had a good collection history for 2002 and 2003.

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

Slovak Republic

STS, our operating company in the Slovak Republic, has a number of contracts with companies connected to Jan Kovacik, a local partner, for the provision of TV programs. Many of these contracts are for programs such as "Millionaire" that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2002 sales were $2,123,000 (2001 : $1,940,000), and the total amount due to STS from this agency at December 31, 2002 was $1,819,000 (2001 : $1,720,000).

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

23.  SUBSIDIARIES AND INVESTMENTS

Our subsidiaries and investments as at March 10, 2003 are summarized in the table below.

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity Accounted Affiliate/Investment (1)

Media Pro International S.A.	66%	Romania	Subsidiary
Media Vision S.R.L.	70%	Romania	Subsidiary
MPI Romania B.V	66%	Netherlands	Subsidiary
Media Pro S.R.L	44%	Romania	Equity Accounted Affiliate
Pro TV S.R.L.	49%	Romania	Equity Accounted Affiliate
Media Pro Chisinau S.R.L	39%	Moldovia	Equity Accounted Affiliate

International Media Services Ltd.	60%	Bermuda	Subsidiary
Innova Film GmbH	60%	Germany	Subsidiary
Enterprise "Inter-Media"	60%	Ukraine	Subsidiary
Broadcasting Company "Studio 1+1"	18%	Ukraine	Equity Accounted Affiliate
Gravis	30%	Ukraine	Equity Accounted Affiliate

Ceska Nezavisla Televizni Spolecnost, spol. s.r.o.	93.2%	Czech Republic	Subsidiary
CET 21 spol. S.r.o.	3.125%	Czech Republic	Investment

Slovenska Televizna Spolocnost, spol. s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
Markiza s.ro. Slovak Republic	34%	Slovak Republic	Equity Accounted Affiliate
Gamatex s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
ADAM (Slovak Republic)	49%	Slovak Republic	Equity Accounted Affiliate

MKTV Rt (Irisz TV)	100%	Hungary	Subsidiary
GammaSat Media Investment Holding Kft	100%	Hungary	Subsidiary

MM TV 1, d.o.o.	100%	Slovenia	Subsidiary
Produkcija Plus, d.o.o.	96.85%	Slovenia	Subsidiary
POP TV d.o.o.	96.85%	Slovenia	Subsidiary
Kanal A d.d.	96.85%	Slovenia	Subsidiary

Superplus Holding d.d.	96.85%	Slovenia	Subsidiary
Tele 59, d.o.o.	10%	Slovenia	Equity Accounted Affiliate
MTC Holding, d.o.o.	24%	Slovenia	Equity Accounted Affiliate

CME Media Enterprises B.V.	100%	Netherlands	Subsidiary
CME Czech Republic B.V.	100%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100%	Netherlands	Subsidiary
CME Germany B.V.	100%	Netherlands	Subsidiary
CME Hungary B.V.	100%	Netherlands	Subsidiary
CME Poland B.V.	100%	Netherlands	Subsidiary
CME Romania B.V.	100%	Netherlands	Subsidiary
CME Slovak Republic B.V.	100%	Netherlands	Subsidiary
CME Slovenia B.V.	100%	Netherlands	Subsidiary
CME Ukraine B.V.	100%	Netherlands	Subsidiary

CME Media Enterprises Ltd	100%	UK	Subsidiary
CME Ukraine Holding GmbH	100%	Austria	Subsidiary
CME Germany GmbH	100%	Germany	Subsidiary
CME Development Corporation	100%	USA	Subsidiary
CME Programming Services B.V.	100%	Netherlands	Subsidiary
Central European Media Enterprises N.V.	100%	Netherlands Antilles	Subsidiary

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

Arthur Andersen
Slovensko spol. s.r.o.

Bratislava, Slovak Republic
28 February 2001

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001 (US$ 000's)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$2,887	$1,437
Accounts receivable (net of allowances of $1,867, $1,792)	10,105	10,809
Program rights costs	1,121	978
Advances to affiliates	101	129
Income taxes receivable	230	0
Other short-term assets	743	730
Deferred tax asset	409	-

Total current assets	15,596	14,083

Property, plant and equipment (net of depreciation of $17,562, $13,167)	9,805	8,882
Program rights costs	1,682	1,467
License costs and other intangibles (net of amortization of $1,159, $910)	101	419
Deferred Tax Assets	1,666	-
Total Assets	$28,850	$24,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,893	$6,664
Duties and other taxes payable	290	799
Current portion of credit facilities and obligations under capital leases	815	1,370
Advances from affiliates	1,715	3,852
Other current liabilities	21	18

Total Current Liabilities	$10,734	$12,703

Long term portion of credit facilities and obligations under capital leases	2,629	802
Total Non Current Liabilities
Commitments and contingencies (note 14)	2,629	802
SHAREHOLDERS' EQUITY
Common stock	6	6
Additional paid in capital	39,326	39,326
Shareholders' Loan	(4,694)	-
Accumulated deficit	(12,080)	(18,036)
Accumulated other comprehensive loss	(7,071)	(9,950)

Total shareholders' equity	15,487	11,346

Total liabilities and shareholders' equity	$28,850	$24,851

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

31.01	Sarbanes-Oxley Certification S302. CEO

31.02	Sarbanes-Oxley Certification S302. CFO

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated January 16, 2004

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

b)	Current Reports on Form 8-K: None

c)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

d)	Report of Independent Public Accountants on Schedule II— Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Amendment No. 2 to Form 10-K/A)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.

By:	/s/ Wallace Macmillan

Wallace Macmillan
Principal Financial Officer
January 16, 2004

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

