Form 10-K
period 2003-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2004-02-25
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(g) of the Act: NONE

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

The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of February 20, 2004 was approximately US$ 397 million

Number of shares of Class A Common Stock outstanding as of February 20, 2004 : 20,045,766

Number of shares of Class B Common Stock outstanding as of February 20, 2004 : 7,334,736

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated

Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on June 2, 2004	Part III

PART I

ITEM 1. BUSINESS

GENERAL
Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. At present, we have operations in Romania, the Slovak Republic, Slovenia and Ukraine.

Our registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and our telephone number is 441-296-1431. We also maintain offices at 8 th Floor, Aldwych House, 71-91 Aldwych, London, WC2B 4HN, United Kingdom, telephone number 44-20-7430-5430/1.

We make available, free of charge, on our website at http://www.cetv-net.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates. All references to 'US$' or 'dollars' are to U.S. dollars, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenian tolar, all references to 'Sk' are to Slovak korunas, all references to 'Hrn' are to Ukrainian hryvna and all references to 'GBP' are to British Pounds. The exchange rates as of December 31, 2003 used in this report are 32,798 ROL/US$; 189.37 SIT/US$; 32.92 Sk/US$; 5.33 Hrn/US$; 0.79 Euro/US$; and 0.56 GBP/US$.

CORPORATE STRUCTURE

Central European Media Enterprises Limited was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market, we have interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. Revenues are generated primarily through operating companies which acquire programming for broadcast by the corresponding license holding company and have agreements to sell advertising time on behalf of the license company to third parties. In Romania and Ukraine, the license company also acts as an operating company. Our share of profits in the operating companies corresponds with our voting interest other than in the Slovak Republic, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled "Simplified Corporate Structure - Continuing Operations".

Key Subsidiaries and Affiliates as at 31 December, 2003	Share of Profits	Voting Interest	Accounting Treatment	TV Network

Continuing Operations

Romania

Operating Companies:
Media Pro International S.A. (MPI)	66%	66%	Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Subsidiary

License Companies:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	66%	66%	Subsidiary	PRO TV and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	44%	44%	Equity Accounted Affiliate	PRO TV and ACASA

Slovenia

Operating Company:
Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Subsidiary

License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Subsidiary	POP TV
Kanal A d.o.o. (Kanal A)	96.85%	96.85%	Subsidiary	KANAL A

Slovak Republic

Operating Company:
Slovenska Televizna Spolocnost, spol. s r.o. (STS)	70%	49%	Equity Accounted Affiliate

License Company:
Markiza-Slovakia s.r.o. (Markiza)	0.1%	34%	Equity Accounted Affiliate	MARKIZA TV

Ukraine

Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Subsidiary

License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	18%	Equity Accounted Affiliate	STUDIO 1+1

Central European Media Enterprises Ltd.
(Bermuda)
100%
Dutch and Netherlands Antilles Holding Companies
100%
CME Development Corporation (Delaware)
60%/60%
96.85%/ 96.85%
44%/44%
66%/66%
66%/66%
70%/70%
49%/70%
34%/0.1%
Innova, IMS, Intermedia (Ukraine Group)
Pro Plus (Slovenia)
Media Pro (Romania)
Pro TV (Romania)
MPI (Romania)
Media Vision (Romania)
STS (Slovak Republic)
30%/30%
100%
100%
51%/30%
Studio 1+1 (Ukraine)
Kanal A (Slovenia)
Pop TV (Slovenia)
Markiza-Slovakia (Slovak Republic)

1st Figure represents the company's voting interest
2nd Figure represents the company's share of profits

OPERATING ENVIRONMENT

Market and Audience Share

Our television stations and networks reach an aggregate of approximately 69 million people in four countries. Our national private television stations and networks in the Slovak Republic and Slovenia had the leading nationwide audience shares for 2003 and our television network in Romania had the leading average audience share within its area of broadcast reach for 2003. In Ukraine, for 2003, our national private television station and network was ranked second in audience share in a competitive market.

The market ratings of our stations in their respective markets are reflected below.
Country	Station and Networks	Launch Date	Technical Reach (1)	2003 Audience Share (2)	Market Rank (2)

Romania	PRO TV	December 1995	72%	15.4%	2
	ACASA	February 1998	56%	6.6%	5
Slovak Republic	MARKIZA TV	August 1996	97%	45.8%	1
Slovenia	POP TV	December 1995	87%	29.5%	1
	KANAL A	October 2000 (3)	81%	10.2%	4
Ukraine	STUDIO 1+1	January 1997	95%	19.1%	2

(1)
"Technical Reach" measures the percentage of people in the country who are able to receive the signals of the indicated stations and networks. Source: Internal estimates supplied by each country's operations. Each of our stations in the relevant country has estimated its own technical reach based on the location, power and frequency of each of its many transmitters and the local population density and geography around that transmitter. The technical reach calculation is designed to estimate the number of homes that can receive the station’s broadcast signal. This is separate from the independent third party measurement that determines viewing shares.

(2)
Nationwide all day audience share and rank (except Ukraine which is audience share and rank within coverage area). Source: Romania: Peoplemeters Taylor Nelson Sofres, Slovak Republic: Visio / MVK, Slovenia: Peoplemeters AGB Media Services, Ukraine: Peoplemeters GFK USM. There are seven, six, four and six significant stations ranked in Romania, the Slovak Republic, Slovenia, and Ukraine, respectively.

(3)	Kanal A was originally launched in 1991, and re-launched by us in October 2000 following its acquisition from a competitor.

The following table sets forth the population, technical reach, number of TV households, per capita GDP and cable penetration for those countries of central and eastern Europe where we have broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	TV Households (in millions) (3)	Per Capita GDP 2002 (1)	Cable Penetration (3)

Romania	21.8	15.7	6.6	US$ 2,096	56%
Slovak Republic	5.4	5.2	2.0	US$ 4,389	35%
Slovenia	2.0	1.7	0.6	US$ 10,550	57%
Ukraine	48.7	46.3	17.1	US$ 850	11%

Total	77.9	68.9	26.3

(1)	Source: World Bank Group, Country Briefs 2003 (2002 data).

(2)
Source: Internal estimates supplied by each country's operations. Each of our operations in the relevant country has estimated its own technical reach based on the location, power and frequency of each of its many transmitters and the local population density and geography around that transmitter. The technical reach calculation is designed to estimate the number of people that can receive our broadcast signal. This is separate from the independent third party measurement that determines viewing shares.

(3)
Source: EUTelSat.org annual online survey (September 2002 data). A TV household is a residential dwelling with one or more television sets. Cable Penetration refers to the percentage of TV Households whom receive satellite TV channels via a cable network.

Regulation

Our Form 10-K refers to broadcasting regulatory authorities or agencies as "The Media Council". These authorities or bodies are as follows:

Romania – National Audio-Visual Commission
Slovak Republic – Council of the Slovak Republic for Broadcasting and Television Transmission
Slovenia – Telecommunications, Radio Diffusion and Postal Agency
Ukraine – National Council for Television and Radio Broadcasting

License Renewal

Management believes that the licenses for the television license companies will be renewed prior to expiry. In Romania, the Slovak Republic and Slovenia local regulations contain a qualified presumption for extensions of broadcast licenses. However, there can be no assurance that any of the licenses will be renewed upon expiration of their current terms. The failure of any such license to be renewed could adversely affect the results of our operations. However, to date, all expiring licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which we operate.

In Ukraine, the license to broadcast is currently being challenged in the Arbitration Court of Kiev. A third party alleged that Studio 1+1 Ltd was granted two licenses by the Ukraine Media Council and that the required license fee was not paid. These and almost identical allegations have been the subject of various legal actions for more than four years. We believe that these allegations are groundless. See Part I, Item 3, "Legal Proceedings", below.

The licenses to operate our broadcast operations are effective for the following periods:

Romania
The license for Bucharest was renewed in October 2003 for a further 9 years. To date licenses have been renewed as they expire. The remaining licenses expire on dates ranging from 2004 to 2012.  Of our 24 local licences only the licence for Cluj Napoca expires in 2004.  The coverage of Cluj Napoca is approximately 320,000 people, the second largest local license after Bucharest.

Slovak Republic	The license of Markiza in the Slovak Republic expires in September 2007.

Slovenia	The licenses of our operations in Slovenia expire in August 2012.

Ukraine	The license to provide programming and sell advertising using the UT-2 frequency in Ukraine expires in December 2006.

THE EUROPEAN UNION

When any Central or Eastern European country in which we operate joins the European Union (the "EU"), our broadcast operations in such country become subject to EU legislation, including programming content regulations. Slovenia and the Slovak Republic have been approved for entry into the EU in May 2004. It is currently anticipated that Romania may be admitted sometime after 2007.

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

COUNCIL OF EUROPE

Our broadcast operations are all located in countries which are members of the Council of Europe, a supranational body through which international conventions are negotiated. In 1990, the Council of Europe adopted a Convention on Transfrontier Television, which provides for European programming content quotas similar to those in the EU Directive. This Convention has been signed by all of the countries in which we operate and has been ratified by Romania, the Slovak Republic and Slovenia.

RISK FACTORS

This annual report contains forward-looking statements that involve risks and uncertainties. See "Forward-looking Statements" in Part II, Item 7. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this annual report.

Risks Relating to our Operations

We have a history of losses and may not be profitable in the future

We have incurred net losses from continuing operations since inception and we may incur additional net losses from continuing operations for the next several years. For the year ended December 31, 2003 our net loss from continuing operations was US$ 24.2 million (2002: US$ 25.1 million) . As of December 31, 2003, we had an accumulated deficit of US$ 106.0 million (2002: US$ 452.0).

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

Our Romanian subsidiaries have a number of tax contingencies that may be material

We have accrued interest and penalties on overdue tax liabilities, in the aggregate, of US$ 9.4 million in our December 31, 2003 balance sheet. The major portion of estimated interest and penalties on overdue tax liabilities relate to the outstanding tax liability at our Romanian subsidiaries. An agreement reached with the Romanian tax authorities in 2002 has reduced and re-scheduled a portion of these interest and penalty charges in return for specific deposits and an agreed repayment schedule. This rescheduling is permitted under Romanian law subject to written application demonstrating compliance with a series of objective criteria. Penalties of up to US$ 5 million may be imposed if the repayment schedule and the conditions of the agreement are not met. Should the Romanian tax authorities demand immediate payment of all potential tax liabilities, the Romanian operations would experience difficulties in continuing to operate and may have to cease operations entirely unless they can arrange financing to secure the required funds or the shareholders (including us) determine to inject equity into the business.

Our related party transactions may involve risks of delayed payments resulting in impaired cashflow

In Romania, the Slovak Republic and Ukraine the local shareholders of our television operating companies are individuals with other interests in that country, including interests in media related companies. In Romania and Slovenia our General Directors are also local shareholders.  Our local operating companies therefore enter into transactions with parties related to our local shareholders and General Directors, including barter transactions. We also have a number of loans outstanding to our local shareholders, at commercial rates.

Some related party receivables have been collected more slowly than unrelated third party receivables and related party payables have been paid promptly. This has resulted in slower cashflow to our operating companies to the detriment of our shareholders.

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

Our holding company structure limits our access to cash flow

We conduct all of our operations through subsidiaries and affiliated companies. Accordingly, our primary internal source of cash is dependent upon the earnings of our subsidiaries and affiliated companies and the distribution of those earnings to us, or upon loans or other payments of funds by those subsidiaries to us. We may not be able to compel certain of our subsidiaries and affiliated companies to make distributions to service our obligations. Our ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under applicable local laws and foreign currency exchange regulations of the jurisdictions in which our subsidiaries operate. The subsidiaries’ or affiliated companies' ability to make distributions to us is also subject to their having sufficient funds from their operations legally available for the payment thereof which are not needed to fund their operations, obligations or other business plans and, in some cases, the approval of the other shareholders or creditors of these entities. The laws under which our operating subsidiaries and affiliated companies are organized provide generally that dividends may be declared by the shareholders out of yearly profits subject to the maintenance of registered capital and required reserves and after the recovery of accumulated losses. If our subsidiaries are unable or unwilling to make distributions to us, the cashflow to our holding company may be limited.

We do not have sole management control of our unconsolidated affiliates in the Slovak Republic and Ukraine

We own certain subsidiaries and affiliated companies jointly with various strategic partners. We have management control over the subsidiaries in which we have a majority interest. However, we are not able to affirmatively direct the operations, strategies and financial decisions of the license holding company for the Studio 1+1 Group in Ukraine, in which we hold only an 18% voting interest, nor in the Slovak Republic license holding and operating companies in which we exercise only 34% and 49% voting interest, respectively. Therefore, without the consent of the relevant partners, we may be unable to cause these affiliated companies to distribute funds, to implement strategies or to make programming decisions that we might favor.

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

For a detailed analysis of our exposure to exchange rate risk, see Part II, Item 7A "Quantitative and Qualitative Disclosure about Market Risk" and to "Foreign Currency" in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

After the more senior Court of Cassation had ruled on November 1, 2002 that the lower Economic Court of Kiev must re-hear the case, a new court date of February 5, 2003 was set. On April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI. This judgment was appealed by AITI to the Court of Appeal that upheld the ruling by way of a decision handed down on June 19, 2003.

AITI subsequently appealed to the Court of Cassation which initially rejected their request for an appeal on the grounds it was incorrectly filed. AITI requested that the Supreme Court of Ukraine rule that the appeal must be accepted for consideration by the Court of Cassation The Supreme Court of Ukraine subsequently ordered that the Court of Cassation should accept the appeal and the hearing date for this has been set for April 6, 2004.

If the decision in the Ukraine court system is ultimately unfavorable, it could result in a loss of the broadcast license of Studio 1+1. In 2003, net revenues and expenses of the consolidated entities of our Ukrainian operations were US$ 30.2 million and US$ 24.9 million, respectively.

Our Romanian license structure requires Romanian Media Council approval

In September 2002, the Romanian Media Council instructed all television stations in Romania to restructure their operations by January, 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002, the Council expressed their view that exclusive operating agreements, such as existed between our subsidiary MPI and the two Romanian license holding companies, are not permissible under the new law. An agreement was reached between the shareholders to transfer the operation from MPI to Pro TV. Based on this agreement Pro TV was changed from an ‘SRL’ (limited liability company) to an ‘SA’ (joint stock company) and our shareholding in Pro TV was increased from 49% to 66% (which is equal to our holding in MPI) on March 21, 2003. The second stage assumed a transfer of all audio-visual licences held by Media Pro to Pro TV. This transfer was submitted for the approval of the Romanian Media Council and was initially rejected by the Romanian Media Council on the basis that taken together the audiences for these licenses would exceed the 30% audience share maximum as stipulated by the audio-visual law. We believe the combined audience share does not exceed the 30% threshold. The Romanian Media Council prolonged the compliance term at a meeting dated October 28, 2003 for a further six months so as to allow time to prepare a market research report or to adopt a new strategy. We are currently working with our local shareholders to prepare documentation to transfer only the television licences from Media Pro to Pro TV as the Romanian Media Council has verbally stated that this would be approved. The future of the radio licenses currently held by Media Pro will be decided after we have received the results of an independently commissioned market research report.

Upon completion of this restructuring we would have majority control over all the key licenses we operate in Romania. Our minority stake in Media Pro, a Romanian license holding company, allows us to participate in all significant shareholder decisions. We are dependent on our local shareholders’ agreement to the restructuring in order to comply with the new audio-visual law.

Risks Relating to Our Industry

Our licenses may not be renewed

The licenses to operate our broadcast operations are effective for the following periods:

Romania	The license for Bucharest was renewed in October 2003 for a further 9 years. The remaining licenses expire on dates ranging from 2004 to 2012.

Slovak Republic	The license of Markiza in the Slovak Republic expires in September 2007.

Slovenia	The licenses of our operations in Slovenia expire in August 2012.

Ukraine	The license to provide programming and sell advertising to UT-2 in Ukraine expires in December 2006.

In Romania, the Slovak Republic and Slovenia, local regulations do contain a qualified presumption for extensions of broadcast licenses, however, these licenses may nevertheless not be renewed upon the expiration of their current terms. The failure of any such licenses to be renewed would have a material adverse effect on our operations.

Our operating results are dependent on the sale of commercial advertising time in developing markets.

Our business relies on advertising revenues, which depend partly upon prevailing general economic conditions. Our advertising revenues also depend on our stations’ broadcast reach, television viewing levels, the relative popularity of our programming and the pricing of advertising time. Furthermore, increases in advertising spending have generally corresponded to economic recoveries, while decreases have generally corresponded to general economic downturns and recessions. Advertising spending or advertising spending growth in our markets has declined in our markets in the past and may decline in the future. If our television audience shares decline for any reason, we may not be able to maintain our current levels of advertising income or the rates we can charge advertisers. We must also compete for advertising revenues with other forms of advertising media, such as radio, newspapers, magazines, outdoor advertising, transit advertising, telephone directory advertising, on-line advertising and direct mail. Any decline in advertising revenues may adversely affect our results.

Risks Relating to the Markets in which we Operate

Our operations are in developing markets where there is a risk of economic uncertainty, unfair treatment and loss of business.

Our revenue generating operations are located in Central and Eastern Europe, namely Romania, the Slovak Republic, Slovenia and Ukraine. These markets have economic and legal systems, standards of corporate governance and business practices which continue to develop. Government policies could be altered significantly, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting economic, political or social life. Legal and regulatory systems could be subject to political pressures. These factors increase the level of general business risk. Further, the fact that we operate with local shareholders in all these jurisdictions poses a risk of unfair treatment by local regulators or before the local courts in the event of disputes with our local shareholders. Ultimately this could lead to loss of our business operations, as occurred in the Czech Republic.

The countries in which we operate have the following country risks:

Country	2003 Rating	Detail of 2003 Rating	2002 Rating
Slovenia	A2	Default probability is still weak even in the case when one country's political and economic environment or the payment record of companies are not as good as A1-rated countries.	A2
Slovak Republic	A3	Adverse political or economic circumstances may lead to a worsening payment record that is already lower than the previous categories, although the probability of a payment default is still low.	A4
Romania	B	An unsteady political and economic environment is likely to affect further an already poor payment record.	B
Ukraine	C	A very unsteady political and economic environment could deteriorate an already bad payment record.	D

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

For comparative purposes, the United States and the United Kingdom were ranked A1, France, Italy, Hungary and the Czech Republic were ranked A2 and Poland was ranked A4.

Enforcement of civil liabilities and judgments may be difficult .

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

Risks Relating to Our Common Shares

The price of our common shares is likely to remain volatile

The market price of our common shares could fluctuate. Events that could cause future volatility may include, among other things, conditions or trends in Europe and our markets. Such events are beyond our control. These factors may materially adversely affect the market price of our common shares, regardless of future operating performance.

OPERATIONS BY COUNTRY

ROMANIA

General

Romania is a parliamentary democracy of approximately 21.8 million people. Per capita GDP was an estimated US$ 2,096 in 2002 with a GDP growth rate of 4.9% in 2002. Approximately 86% of Romanian households have one or more television sets, and cable penetration is approximately 56%. According to our estimates, the Romanian television advertising market totalled between US$ 85-95 million in 2003.

Operating Companies : MPI and Media Vision

Our interest in our Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") between Adrian Sarbu, Ion Tiriac and ourselves, forming MPI, through which the PRO TV, ACASA and PRO TV INTERNATIONAL networks were initially operated. MPI initially provided programming to and sold advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks. Subsequent to the adoption of a new Media Law in 2002, MPI has been transformed into a service providing company to the license companies that now own and operate their licenses.

Pursuant to the Romanian Agreement, we have a 66% voting interest in MPI. Shares of profits of MPI are equal to the shareholders' equity interests. We have the right to appoint three of the five members of the Council of Administration which directs the affairs of MPI. Although we have majority voting power in MPI, with respect to certain financial and corporate matters, the affirmative vote of either Mr. Sarbu or Mr. Tiriac is required.

With specific reference to MPI, the financial and corporate matters which require approval of the minority shareholders are in the nature of protective rights which are not an impediment to consolidation for accounting purposes.

Following the adoption of the new Media Law, on March 21, 2003 we agreed with Adrian Sarbu and Ion Tiriac to increase our stake in the main license holding company Pro TV and convert it into a joint stock company now described as Pro TV SA. Simultaneously the articles of that company were modified so as to replicate the Council of Administration and minority shareholder protective rights as exist in MPI.

In addition, in Romania, we have a 70% voting interest and share of profits in Media Vision SRL ("Media Vision"), a production and subtitling company.

License Companies : Pro TV SA and Media Pro Srl

We own a 66% voting and profits interest in Pro TV SA which holds 19 of the 22 licenses for the stations which comprise the PRO TV and PRO TV INTERNATIONAL network. Messrs. Sarbu and Tiriac own substantially all of the remainder of the voting and profits interests of Pro TV SA. The remaining three licenses for the PRO TV network together with the licenses for ACASA and the PRO FM and PRO AM radio networks are held by Media Pro Srl, in which we hold 44% of the voting interest and share of profits. The remainder is owned by Messrs. Sarbu and Tiriac.

Under an agreement between Mr. Tiriac and Mr. Sarbu, Mr. Tiriac has agreed to transfer his shareholding in the license companies and MPI to Mr. Sarbu following completion of a multi-year series of payments by Mr. Sarbu. Upon completion of these payments, Mr. Sarbu would control all of the shares in the license companies and MPI not owned by us.

Operations : PRO TV, ACASA and PRO TV INTERNATIONAL networks

PRO TV is a national television broadcast network in Romania which was launched in December 1995. PRO TV reaches approximately 72% of the Romanian population of 21.8 million, including 100% of the urban population. PRO TV broadcasts from studios located in Bucharest via digitally encoded satellite signals which deliver programming to terrestrial broadcast facilities and to approximately 674 cable systems throughout Romania. Independent research from Taylor Nelson Sofres (peoplemeter) in Romania shows that the PRO TV network is currently the top-rated television station in its coverage area, with a nationwide all day audience share of 15.4% during the year ended December 2003.

In February 1998, MPI launched the ACASA network, a cable channel reaching approximately 56% of Romanian television households, including approximately 100% of the urban population via satellite and cable distribution. During the year ended December 2003, ACASA had a nationwide all day audience share of 6.6%, making it the fifth (of seven) ranked station in Romania.

The PRO TV INTERNATIONAL network rebroadcasts PRO TV and ACASA programs throughout North America, Europe and in Israel, using the existing PRO TV and ACASA satellite infrastructure. In 2002 MPI entered into a four year agreement under which MPI will provide the Romanian language program content of PRO TV INTERNATIONAL for broadcast in the USA at no direct cost to MPI.

Media Vision is a television production company in Romania and produces a significant portion of PRO TV's and ACASA’s entertainment programming and performs dubbing.

MPI also operates PRO FM, a radio network which is broadcast through owned and affiliate stations to approximately 7.0 million people in Romania. In 2002, PRO FM had an average audience share of 20.9% for the whole day and 21.6% for prime time in the Bucharest area. In October 2003, PRO FM had an average all-day audience share of 18.9% for 20–50 year olds and 20.9% for prime time in the Bucharest area.

Programming

The PRO TV network’s programming strategy is to appeal to a mass market audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows. PRO TV broadcasts 24 hours of programming daily. In excess of 40% of PRO TV's programming is comprised of locally produced programming, including top rated shows Vacanta Mare (Big Holiday), Laugh With People Like Us and Leana and Costel.

MPI has secured exclusive broadcast rights in Romania to broadcast on the PRO TV network a large number of quality American and Western European programs and films produced by such companies as Warner Bros. and Dreamworks. The PRO TV network also receives foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

The ACASA network broadcasts 24 hours of programming daily. Its programming strategy is to target a female audience with programming including telenovellas, films and soap operas as well as news, daily local productions for women and family, talk shows and entertainment. ACASA's viewer demographics are complementary to PRO TV's, providing an attractive advertising medium for small to medium sized companies that would not otherwise advertise on television. Approximately 29% of ACASA’s total programming is locally produced, including top rated shows Porestiri Adevarde (News stories) and De 3x Femie (Three Times A Lady).

Advertising

Our Romanian operation derives revenues principally from the sale of commercial advertising time on the PRO TV and ACASA networks, sold both through independent agencies and media buying groups. The PRO TV network currently serves approximately 100 advertisers, including multinational companies such as Wrigley, Henkel, Mobifon and Procter & Gamble.

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

Competition

Prior to the launch of the PRO TV network, TVR 1, a public station, was the dominant broadcaster in Romania. During 2003 PRO TV and ACASA achieved national all-day audience shares of 15.4% and 6.6% respectively, placing us as the 2nd and 5th stations nationally. TVR’s continued premier national position is influenced by its higher technical reach, which includes an estimated 98% of the Romanian population, including areas in which it is the only significant broadcaster, compared to 72% and 56% technical reach for PRO TV and ACASA respectively. Within our coverage area we are 1st and 4th on a full-year all-day basis and PRO TV's share is 5.3 percentage points ahead of TVR1. Other competitors include the second public national station, TVR 2, with an estimated 78% technical reach, and privately owned Antena 1, Tele 7 ABC and Prima TV, which reach approximately 71%, 65% and 62% of the population, respectively.

Additional competitors include cable and satellite stations. Cable currently penetrates approximately 56% of the Romanian market. PRO TV competes for advertising revenues with other media such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

Licenses for the television stations which show programming provided by MPI and which broadcast advertising sold by MPI are regulated by the Romanian Media Council. Pro TV 's television licenses have been granted for nine-year periods. To date, licences have been renewed as they expired. The license for Bucharest was renewed in October 2003 for a further 9 years. The remaining licenses expire on dates ranging from 2004 to 2012. Of our 24 local licences only the license for Cluj Napoca expires in 2004. The coverage of Cluj Napoca is approximately 320,000 people, the second largest local license after Bucharest.

Under regulations established by the Romanian Media Council and the various licenses of stations which broadcast the PRO TV network, programming and advertising provided by MPI is required to comply with certain restrictions. These restrictions will be modified once Romania joins the European Union and will increase the required percentage of European sourced programming.

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

In September 2002, the Romanian Media Council instructed all television stations in Romania to restructure their operations by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as existed between our subsidiary MPI and the two Romanian license holding companies (Pro TV and Media Pro), are not permissible under the new law. An agreement was reached between the shareholders to transfer the operation from MPI to Pro TV. Based on this agreement Pro TV was changed from an ‘SRL’ (limited liability company) to an ‘SA’ (joint stock company) and our shareholding in Pro TV was increased from 49% to 66% (which is equal to our holding in MPI) on March 21, 2003. The second stage assumed a transfer of all audio-visual licences held by Media Pro to Pro TV. This transfer was submitted for the approval of the Romanian Media Council and was initially rejected since the Romanian Media Council believed that the combination of all the licences into Pro TV would exceed the 30% threshold of audience share as stipulated by the audio-visual law. We believe the combined audience share does not exceed the 30% threshold. The Romanian Media Council prolonged the compliance term at a meeting dated October 28, 2003 for a further six months so as to allow time to prepare a market research report or to adopt a new strategy. We are currently working with our shareholders to prepare documentation to transfer only the television licences from Media Pro to Pro TV as the Romanian Media Council has verbally stated that this would be approved. The future of the radio licenses currently held by Media Pro will be decided after we have received the results of an independently commissioned market research report.

License Renewal

The PRO TV network licenses consist of many local licenses, with varying expiry dates. The licensing procedure in Romania is governed by the 2002 Audiovisual Law ("Audiovisual Law"). According to the Audiovisual Law, the Romanian Media Council is in charge of issuing and renewing licenses. Renewal, as a separate procedure is not described in the Audiovisual Law and therefore expired licenses are subject to bidding procedures similar to those applicable to new licenses. A decision of the Romanian Media Council, however, provides that past broadcasting experience is a deciding factor in the renewal procedure. All renewal applications have been granted so far by the Audiovisual Council, including our Bucharest license in 2003. However there is no assurance that Pro TV’s licenses will be renewed.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of 5.4 million where nearly 99% of households have television. Per capita GDP was US$ 4,389 in 2002 with a GDP growth rate of 4.4% in 2002. According to our estimates, the Slovak Republic television advertising market was between US$ 55-65 million in 2003.

Operating Company : STS

Our interest in STS is governed by a Participants Agreement (the "Slovak Agreement") between ourselves and Markiza forming STS. Pursuant to the Slovak Agreement, we are required to fund all of the capital requirements of and hold a 49% voting interest and a 70% share of profits in STS. Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. We are entitled to a 70% share of the profits of STS, except that our share in STS' profit shall be increased by 3% for every additional US$ 1 million invested in STS by us. A Board of Representatives directs the affairs of STS, the composition of which includes two of our designees and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of shareholders and require a 67% affirmative vote of the shareholders.

License Company : Markiza

In 2002, we acquired a 34% voting interest and a 0.1% share of profits in Markiza in exchange for a 10% share of STS' profits. We have the right to appoint one of three authorized co-signatories of Markiza, giving us a blocking control over Markiza's significant activities.

Operations : MARKIZA TV network

The MARKIZA TV network was launched as a national television station in the Slovak Republic in August 1996. The MARKIZA TV network reaches approximately 97% of the Slovak Republic's population, including virtually all of its major cities. According to independent research, the MARKIZA TV network had an average national television viewer share for 2003 of approximately 46% versus 16% for its nearest competitor, STV 1, and TV JOJ had 11% audience share.

Programming

The MARKIZA TV network's programming strategy is to appeal to a broad audience with specific groups targeted in off-peak broadcasting hours. The MARKIZA TV network broadcasts an average of 21 hours of programming daily, including news, movies, entertainment programs and sport (including coverage of Formula One racing). Approximately 38% of the MARKIZA TV network's programming is locally produced, including top rated shows Uragan (Hurricane), Aj mudry schybi (To Err is Only Human), Milionar (Millionare), and Televizne noviny (TV News).

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

Competition

The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until the MARKIZA TV network began broadcasting in 1996. STV1 and STV2 reach nearly all of the Slovak population. The MARKIZA TV network also competes with the private broadcasters TA3 (launched September 2001) and TV JOJ (launched March 2002). TV JOJ and TA3 reach 75% and 48% of the population respectively. The MARKIZA TV network also competes with additional foreign private television stations and foreign satellite stations as well as public television stations located in Austria, the Czech Republic and Hungary with signals that reach the Slovak Republic.

Regulation

Markiza's broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council pursuant to the Act on Broadcasting and Retransmission.

Under the license and the new legal regulatory framework, Markiza is required to comply with several restrictions on programming, including but not limited to the origin of the programming content. These restrictions include the following broadcast rules: 10% must be public interest programming; broadcasts of first run films and series must have a minimum of 51% European production; no more than 20% of foreign first run films and series may be in the Czech language.

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

License Renewal

The Slovak Republic Media Council granted the license to operate the MARKIZA TV network to Markiza for a period of 12 years, expiring in September 2007. According to the Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years. The Slovak Republic Media Council decides on the extension. Applications for extension must be filed 19 months prior to the expiry date. The Slovak Republic Media Council has discretion to grant an extension following its observation of the performance of the station in the preceding license period, including, in particular, the station’s contribution to Slovak culture and the development of the Slovak media market.

SLOVENIA

General

Slovenia, a parliamentary democracy of 2.0 million people, had a per capita GDP of US$ 10,550 in 2002 with a GDP growth rate of 2.9% in 2002, the highest per capita GDP among the former Eastern bloc countries. Approximately 96% of Slovenian households have one or more televisions. According to our estimates, the Slovenian television advertising market was between US$ 50-60 million in 2003.

Operating Company : Pro Plus

Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, we have restructured our Slovenian operations. As of January 30, 2003 Pro plus owns 100% of Pop TV and Kanal A and we own 96.85% of the voting and profits interests in Pro Plus with corresponding economic and voting rights. Prior to January 30, 2003 we had 78% of the voting interests in Pro Plus and an effective share of profits of 85.5%. Pro Plus provides programming to and sells advertising for the broadcast license holders Pop TV and Kanal A.

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed thereafter until December 31, 2006, when the call expires.

License Companies : Pop TV and Kanal A

As of January 30, 2003, Pro Plus owns 100% of Pop TV and Kanal A, giving us a 96.85% voting interest and share of profits in Pop TV and Kanal A. Pop TV holds all of the licenses for the POP TV network and Kanal A holds all the licenses for the KANAL A network. Pro Plus has entered into an agreement with each of Pop TV and Kanal A, under which Pro Plus provides all programming to the POP TV network and the KANAL A network and sells advertising for each network.

Operations : POP TV and KANAL A networks

The POP TV network is the leading national commercial television broadcaster in Slovenia and reaches approximately 87% of the population of Slovenia, including Ljubljana, the capital city, and Maribor, Slovenia's second largest city. Independent research shows that among main television stations in 2003, the POP TV network had an audience share of 30% all day and 34% in prime time, the largest share of television viewers in Slovenia (AGB Media Services).

The KANAL A network, a national television broadcaster, reaches 81% of the population of Slovenia, including Ljubljana and Maribor. Independent research shows that among main television stations in 2003, the KANAL A network had an audience share of 10% in its coverage area all day and 11% in prime time, making it the third most watched television channel in Slovenia (AGB Media Services).

Programming

The POP TV network's programming strategy is to appeal to a mass market audience through a wide variety of programming including series, movies, news, variety shows and features. The POP TV network broadcasts 18 hours of programming daily, of which approximately 25% is locally produced programming, including the top rated international format, Who Wants to be a Millionaire, top rated topical shows Preverjeno! (Confirmed!) and Trenja (Friction), and local series Pod Eno Streho (Under One Roof).

Pro Plus has secured exclusive program rights in Slovenia to a number of successful American and Western European programs and films produced by studios such as Warner Bros., Twentieth Century Fox and Paramount. Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs. All foreign language programs and films are subtitled in Slovenian with the exception of some children’s programming which is dubbed.

The KANAL A network’s programming strategy is to complement the programming strategy of the POP TV network with a mixture of locally produced programs such as Extra Magazine and Popstars and acquired foreign programs including films and series. The KANAL A network broadcasts for 16 hours daily.

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on the POP TV and KANAL A networks. Current multinational advertisers include firms such as Benckiser, Henkel, Procter & Gamble, Wrigley and Colgate, although no one advertiser dominates the market. During 1999 and 2000, Peoplemeter devices, which are instruments for measuring audience viewing patterns, were placed in a number of television homes; and they are currently present in 450 homes in Slovenia. They are the primary source for the POP TV network's rating information. Slovenian regulations allow stations to broadcast advertising for up to 20% of their daily broadcast time (and up to 12 minutes in any hour) and there are also restrictions on the frequency of advertising breaks during films and other programs.

Competition

Historically, the television market in Slovenia had been dominated by SLO 1, a national public television station. The other national public station, SLO 2 provides programming which is complementary to SLO 1. SLO 1 reaches nearly all of Slovenia's TV households, and SLO 2 reaches 97% of Slovenia's TV households. One other private television station, TV3, competes with the POP TV and KANAL A networks in Slovenia. It has achieved a relatively small audience share of less than 1.2%.

The POP TV and KANAL A networks also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration at 57% is similar to other countries in Central and Eastern Europe and approximately 18% of households have satellite dishes. In addition, the POP TV and KANAL A networks compete for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

Regulation

Under Slovenian television regulations, Pop TV and Kanal A are required to comply with a number of restrictions on programming and advertising. These restrictions include that 20% of the station's daily broadcast time must be internally produced programming (or programming produced on order and on behalf of the broadcaster itself), of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m., and 2% of the station's annual broadcast time must be Slovenian origin films (or other works from the field of literature, science and art). In the future a majority (at present at least 40%) of the station's annual broadcast time will required to be European origin films (or other works from the field of literature, science and art); of which at least 10% of the station's annual broadcast time will be required to be works produced by independent producers, of which at least 50% has to be produced in the last 5 years (a broadcaster presently not broadcasting such percentage of works produced by independent European producers, must increase its present percentage each year). Certain films and other programs may only be broadcast between 12:00 p.m. and 5:00 am, and Pop TV or Kanal A news editors, journalists and correspondents on the POP TV and KANAL A networks must not reflect a biased approach toward news reporting.

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

UKRAINE

General

Ukraine, a parliamentary democracy of 48.7 million people, is the most populous market served by us. Nearly 100% of Ukrainian households have television, and cable penetration is approximately 32.6% in cities with a population over 50,000. Per capita GDP of US$ 850 in 2002 is the lowest of all our markets. The GDP growth rate in 2002 was 4.5%. According to our estimates, the Ukrainian television advertising market was between US$ 100-115 million in 2003.

The Key Agreement among Boris Fuchsmann, Alexander Rodnyansky, Studio 1+1, Innova, IMS, CME Ukraine Holding GmbH and CME Ukraine B.V., entered into as of December 23, 1998, grants us a 60% stake in all the group companies save for the license holding company where we hold an indirect 18% stake due to local regulatory restrictions.

Vladimir Oseledchyk is the General Director. The previous general director, Alexander Rodnyansky, is the Honorary President of Studio 1+1 and continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC.

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

Innova provides programming and production services to Studio 1+1 Ltd, the license holding company. From January 1, 2001, the sale of Studio 1+1 Ltd’s advertising air time has been out-sourced to Video International, a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest.

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

Operations : STUDIO 1+1 network

The STUDIO 1+1 network broadcasts programming and sells advertising on Ukrainian National Frequency Two ("UT-2"), one of Ukraine's state-owned television channels. UT-2 reaches approximately 95% of Ukraine's population. Television advertising revenue continued to increase in 2003. The STUDIO 1+1 network attained 25.8% average prime time audience share during 2003. The STUDIO 1+1 network began broadcasting on UT-2 in January 1997. The station's license permits a maximum of 15 hours per day of broadcasting.

Programming

The STUDIO 1+1 network's programming strategy is to appeal to a mass market audience with an emphasis on the 18-45 target audience. The rating success of the STUDIO 1+1 network has been achieved through a programming strategy that has resulted in a balanced combination of both Western studio programming and new, popular, local programs, including Russian criminal and action series and self-produced Ukrainian shows, programs and news scheduled in prime-time. The station's schedule includes locally produced news, variety shows, game shows and magazine programs as well as a broad range of popular and high quality films from international distributors. In 2003, Studio 1+1 produced and co-produced approximately 1,100 hours of programming, which primarily consists of a daily breakfast show, news broadcasts and news related programs, talk shows, criminal investigations, game shows, sport and lifestyle magazine shows and comedy shows.

The Studio 1+1 Group has secured exclusive territorial or local language broadcast rights in Ukraine to a large number of successful high quality American, Russian and Western European programs and films from many of the major studios, including Warner Bros., Paramount Pictures, Universal Pictures and Columbia Pictures. Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming. All non-Ukrainian language programs and films (including those in the Russian language) are dubbed or subtitled in Ukrainian.

Advertising

The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Kraft Foods, Samsung, Unilever, Coca-Cola, Wrigley, Colgate - Palmolive, Mars and Nestle. The STUDIO 1+1 network is permitted to sell 15% of its overall broadcast time for advertising and is subject to restrictions on the frequency of advertising breaks. The advertising restrictions are the same for public and private broadcasters.

Video International sells advertising for the Studio 1+1 Group on an exclusive basis until the end of the term of the broadcasting license in 2006.

Competition

Ukraine is served by six television frequencies: UT-1 which is state run, UT-2 (on which the STUDIO 1+1 network broadcasts for 15 hours a day) and UT-3 (on which Inter broadcasts for 24 hours per day) all of which are state owned frequencies with effective national coverage, and ICTV, STB and Novi Kanal, which are private broadcasters using a series of regional frequencies to establish a network. The state run station UT-1 has a broadcast reach of approximately 98% of the Ukrainian population. Studio 1+1, through UT-2, has a broadcast reach of 95% of the Ukrainian population. The private station Inter, through UT-3, has a broadcast reach of approximately 78% of the Ukrainian population. ICTV and STB, both private stations, reach approximately 32% of Ukraine's population. Inter, the STUDIO 1+1 network's main competitor, has a similar programming philosophy to STUDIO 1+1, but it has a 24 hour license.

Regulation

Studio 1+1 provides programming on the UT-2 frequency pursuant to a ten-year television broadcast license contract expiring 31 December 2006. Broadcasts of Studio 1+1's programming and advertising on UT-2 are regulated by the Ukraine Media Council. These agencies enforce Ukraine's media laws, which include restrictions on the content of programming and advertising and limitations on the amount and placement of advertising in programs. In the fourth quarter of 2003, legislation was passed to allow the advertising of beverages with high alcoholic content after 11.00 pm, however the advertising of tobacco on TV is still banned in Ukraine. Under the terms of Studio 1+1's license, programming in the Ukrainian language must account for at least 80% of all programming (including dubbing of purchased programming into the Ukrainian language) and the remaining 20% of programming must be in the Russian language. In addition, programming produced by Studio 1+1 must account for 70% of all programming. A recent amendment to regulations governing national broadcasters in Ukraine now obliges Studio 1+1 to have 100% of its programming in Ukrainian or dubbed or subtitled in Ukrainian. In order to comply with this new regulation, all Russian programming shown by Studio 1+1 is now also subtitled into Ukrainian.

Studio 1+1 is party to a legal action brought against the Ukrainian Media Council by a small television company AITI which seeks to challenge the validity of Studio 1+1’s broadcasting license. This is described more particularly in Part I, Item 3, "Legal Proceedings".

License Renewal

The Studio 1+1 license expires on December 31, 2006. Licenses in Ukraine are renewed by the Ukraine Media Council in accordance with the terms of the 1995 Act on Television and Radio Broadcasting ("Media Act"). The Ukraine Media Council may extend the license term in an administrative procedure. The license must be extended for another 7 years, if the applicant meets all conditions set forth for a broadcaster in the Media Act. We believe we are currently in compliance with all these conditions (see also Part I, Item 3, "Legal Proceedings").

CORPORATE OPERATIONS

Our central service organization provides each television operation with a central resource. The service functions provided include sales, financial and legal services, including financial planning and analysis, cost control and network management.

SEASONALITY

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, "Quarterly Results and Seasonality" for further discussion.

EMPLOYEES

As of December 31, 2003, we had a corporate operations staff of 20 employees (compared to 18 as of December 31, 2002). In addition, as of December 31, 2003 we had four station finance directors (five as of December 31, 2002) who are appointed and paid by us, but whose costs are recharged to the operations. Our subsidiaries had a total of approximately 1,918 employees (compared to 1,954 as of December 31, 2002). None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website address is http://www.cetv-net.com.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Note 19, "Segment Data" to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

We maintain our registered office in Bermuda. In addition, CME Development Corporation leases office space in London in one location. The lease, for 3,958 square feet of office space, expires in 2015.

We own a portion of a building in Ljubljana which contains POP TV and Kanal A's facilities and offices. STS owns its principal office facility near Bratislava. Studio 1+1 leases offices in central Kiev and studio space outside Kiev. MPI leases offices and studio space in Bucharest as well as in the majority of the key cities in Romania.

ITEM 3. LEGAL PROCEEDINGS

We present below a summary of our more significant legal proceedings by country.
UKRAINE

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI’s allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. After the more senior Court of Cassation had ruled on November 1, 2002 that the lower Economic Court of Kiev must re-hear the case, a court date of February 5, 2003 was set. On April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI. This judgment was appealed by AITI to the Court of Appeal, which upheld the ruling by way of a decision handed down on June 19, 2003.

AITI subsequently appealed to the Court of Cassation, which initially rejected their request for an appeal on the grounds it was incorrectly filed. AITI requested that the Supreme Court of Ukraine rule that the appeal must be accepted for consideration by the Court of Cassation. The Supreme Court of Ukraine subsequently ordered that the Court of Cassation should accept the appeal and the hearing date for this has been set for April 6, 2004.

We believe that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. The Economic Court of Kiev’s ruling dismissing AITI’s claim on April 9, 2003 and the Court of Appeal's affirmation of that decision on June 19, 2003 supports our belief that AITI’s further appeal to the Court of Cassation will also be rejected. However, if the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

ROMANIA

There are no significant outstanding legal actions that relate to our business in Romania.

SLOVAK REPUBLIC

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

SLOVENIA

On November 20, 2002, we received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV.In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 0.9 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. We believe Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

GENERAL

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Common Stock of Central European Media Enterprises Ltd. began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV." On October 10, 2000, our Class A Common Stock was delisted from the Nasdaq National Market. On November 27, 2002, our Class A Common Stock was re-listed on the Nasdaq National Market under the trading symbol "CETV."

On February 13, 2004 the last reported sales price for the Class A Common Stock was US$ 20.16.

The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years and for the first quarter of 2004. All share information has been adjusted to reflect the two-for-one stock splits which took effect on January 10, 2003 and November 5, 2003.

Price Period	High (US$)	Low (US$)

2002
First Quarter	3.00	1.16
Second Quarter	2.44	1.81
Third Quarter	4.75	1.91
Fourth Quarter	5.97	3.38
2003
First Quarter	6.78	5.20
Second Quarter	11.55	5.99
Third Quarter	12.94	10.80
Fourth Quarter	17.30	12.73
2004
First Quarter (to February 13, 2004)	21.32	17.50

At February 13, 2004, there were 28 holders of record (including brokerage firms and other nominees) of the Class A Common Stock, approximately 2,137 beneficial owners of the Class A Common Stock, and eight holders of record of the Class B Common Stock. There is no public market for the Class B Common Stock. Each share of Class B Common Stock has 10 votes.

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our Common Stock. Our ability to pay cash dividends is primarily dependent upon receipt of dividends or distributions from our subsidiaries, over some of which we have limited control.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA

	For the years ended December 31,

	2003	2002	2001	2000	1999

	(US$ 000’s, except per share data)
OPERATING DATA:
Net Revenues	$118,526	$92,294	$71,369	$73,373	$75,959
Total station operating costs and expenses	80,636	62,740	57,512	74,019	75,886
Selling, general and administrative expenses	11,678	12,255	19,771	15,533	15,529

Operating income/(loss) before corporate expenses	26,212	17,299	(5,914)	(16,179)	(15,456)
Corporate operating costs (excluding stock based compensation)	19,303	12,060	7,812	8,262	16,320
Stock based compensation	13,209	3,754	-	-	-
Amortization of goodwill	-	-	1,747	1,670	2,797

Total operating expenses	124,826	90,809	86,842	99,484	110,532

Operating income/(loss)	(6,300)	1,485	(15,473)	(26,111)	(34,573)
Loss on write down of investment	-	(2,685)	-	-	-
Equity in income/(loss) of unconsolidated affiliates	3,001	2,861	6,387	(514)	(11,021)
Net interest	(6,362)	(15,287)	(15,742)	(17,572)	(13,953)
Other income/(expense)	(216)	1,751	(3,412)	(38)	(962)
Change in the fair value of derivative	-	1,108	(1,576)	-	-
Gain on sale of subsidiary (1)	-	-	1,802	-	-
Foreign currency exchange gain/ (loss), net	(9,994)	(10,195)	1,641	(2,226)	13,498
Gain on sale of investment	-	-	-	17,186	25,870
Other income	-	-	-	-	8,250

Loss before provision for income taxes, minority interest and discontinued operations	(19,871)	(20,962)	(26,373)	(29,275)	(12,891)
Provision for income taxes	(3,654)	(3,568)	(1,005)	(236)	(366)

Loss before minority interest and discontinued operations	(23,525)	(24,530)	(27,378)	(29,511)	(13,257)
Minority interest in (income)/loss of consolidated subsidiaries	(676)	(576)	2,138	(107)	-

Net income/(loss) from continuing operations	(24,201)	(25,106)	(25,240)	(29,618)	(13,257)

Discontinued operations (2) :
Pre-tax income from discontinued operations (Czech Republic)	384,213	11,922	413	(7,880)	(69,819)
Tax on disposal of discontinued operations (Czech Republic)	(14,000)	(1,000)	-	-	-
Pre-tax income from discontinued operations (Hungary)	-	-	2,716	-	(6,794)

Income/(loss) on discontinued operations	370,213	10,922	3,129	(7,880)	(76,613)

Net income/(loss)	$346,012	$(14,184)	$(22,111)	$(37,498)	$(89,870)

	For the years ended December 31,

	2003	2002	2001	2000	1999

	(US$ 000’s, except per share data)
PER SHARE DATA: (3)
Net loss per common share from :
Continuing operations – basic and diluted	$(0.91)	$(0.95)	$(0.95)	$(1.12)	$(0.51)
Discontinued operations – basic	13.92	0.41	0.12	(0.30)	(2.97)
Discontinued operations – diluted	12.41	0.37	0.11	(0.30)	(2.97)
Total net income/(loss) - basic	13.01	(0.54)	(0.84)	(1.72)	(3.48)
Total net income/(loss) - diluted	$11.60	$(0.54)	$(0.84)	$(1.42)	$(3.48)
Weighted average common shares used in computing per share amounts (000s)
Basic	26,605	26,459	26,449	26,440	25,784
Diluted - continuing	26,605	26,459	26,449	26,440	25,784
Diluted - discontinued	29,828	29,658	28,523	26,440	25,784

BALANCE SHEET DATA:
Current assets	$264,743	$106,546	$70,604	$102,059	$102,851
Non-current assets	101,058	73,431	81,450	95,901	133,369

Total Assets	365,801	179,977	152,054	197,960	236,220

Current liabilities	66,286	71,861	74,872	82,146	76,704
Non-current liabilities	25,991	203,992	165,978	181,692	194,752

Total Liabilities	92,277	275,853	240,850	263,838	271,456

Shareholders’ Equity/(Deficit)	$273,524	$(95,876)	$(88,796)	$(65,878)	$(35,236)

OTHER DATA:
Net cash provided by (used in) operating activities	(11,596)	(7,865)	(24,750)	(4,933)	58,417
Net cash provided by (used in) investing activities	(7,630)	(2,226)	15,633	12,384	(26,196)
Net cash provided by (used in) financing activities	(199,611)	21,230	(3,829)	(2,398)	(6,377)
Net cash received from/(used in) discontinued activities	358,358	15,634	(2,407)	(3,464)	(30,559)

(1)	On November 22, 2001 we sold our 70% interest in Video Vision International Srl and a gain of US$ 1.8 million has been recognized.

(2)
In 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. In 2000 we sold substantially all of our Hungarian operations to SBS. Our financial statements present the operations of the Czech Republic and Hungary as discontinued operations for all periods.

(3)	All per share data has been adjusted for the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003.

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of our last eight fiscal quarters

	For the year ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(US$ 000’s, except per share data)

Income Statement data:
Net Revenues	23,522	31,926	21,886	41,192
Operating Income/(Loss)	210	(2,167)	(4,669)	326
Net Income/(Loss)	(11,287)	330,826 (1)	(6,586)	33,059 (2)

Net Profit/(Loss) per Share:
Basic EPS	$(0.43)	$12.50	$(0.25)	$1.24
Effect of diluted securities	-	(1.44)	-	(0.13)

Diluted EPS	$(0.43)	$11.06	$(0.25)	$1.11

	For the year ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(US$ 000’s, except per share data)

Income Statement data:
Net Revenues	17,183	26,959	17,139	31,013
Operating Income/(Loss)	(1,934)	3,933	(3,542)	3,028
Net Income/(Loss)	(11,903)	(12,316)	14,842 (3)	(4,807)

Net Loss per Share:
Basic EPS	$(0.45)	$(0.47)	$0.56	$(0.18)
Effect of diluted securities	-	-	(0.04)	-

Diluted EPS	$(0.45)	$(0.47)	$0.52	$(0.18)

(1)	The net income of US$ 330.8 million in the three months ended June 30, 2003 was primarily due to the receipt of US$ 358.6 million following the findings of the tribunal in our UNCITRAL Arbitration.
(2)
The net income of US$ 33.1 million in the three months ended December 31, 2003 was primarily due to the sale of our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

(3)	The net income of US$ 14.8 million in the three months ended September 30, 2002 was primarily due to the receipt of US$ 28.9 million following our dispute with Dr. Zelezny.

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contents

I.	Executive Summary
II.	General Market Information
III.	Analysis of Segment Results
IV.	Analysis of Consolidated Operations Results
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates
VII.	Related Party Matters
VIII.	Forward-looking Statements

I. Executive Summary

Discontinued Operations - Czech Republic and the UNCITRAL Arbitration

●
On May 19, 2003, we received US$ 358.6 million from the Czech Republic government in final settlement following our UNCITRAL Arbitration. This receipt concludes our dispute with regard to our former Czech Republic operations and should not be deemed to be recurring.

●
On June 19, 2003, our Board of Directors decided to withdraw from Czech operations and on October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million, $15.0 million of which has been received to date. The remainder is due by July 2005 and is fully secured.

●
On February 9, 2004 we arrived at a negotiated settlement with the Dutch Tax Authorities on the taxability of the UNCITRAL Award. Under this agreement, we have agreed to pay total tax of US$ 20 million. We have paid an initial US$ 9 million and will ensure that taxes payable on profits arising in the Netherlands are at least US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009.

●	These events bring certainty to the amount received following our exit from the Czech Republic market.

Management Changes

●	On February 2, 2004, Michael N. Garin was appointed Chief Executive Officer, succeeding Fred T. Klinkhammer who continues to serve as Vice-Chairman.

Continuing Operations

The following table provides a summary of our consolidated results for each of the three years to December 31, 2003:

	For the year ended December 31, (US$000's)

	2003	2002	Movement	2002	2001	Movement

Net Revenues	118,526	92,294	26,232	92,294	71,369	20,925
Operating income/(loss) before corporate expenses	26,212	17,299	8,913	17,299	(5,914)	23,213
Operating income/(loss)	(6,300)	1,485	(7,785)	1,485	(15,473)	16,958
Net income/(loss) from continuing operations	(24,201)	(25,106)	905	(25,106)	(25,240)	134
Net income/(loss)	346,012	(14,184)	360,196	(14,184)	(22,111)	7,927

The principal events of 2003 are as follows:

●
We redeemed or repurchased all of our corporate debt, including: our US$ Senior Notes (US$ 100 million) and Euro Senior Notes (Euro 71.6 million, approximately US$ 89.5 million); our outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15.3 million; and our outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of Kc 253.3 million (approximately US$ 9.2 million).

●
In 2003, each of our Operating Segments achieved, for the first time, a Segment EBITDA operating margin of greater than 20% (Segment EBITDA is defined and reconciled t o our consolidated US GAAP results in Part II, Item 8, Note 19, "Segment Data") .

●	We increased our holding in our Slovenian operations to 96.85%.

●	We gained direct control of most of the principal broadcasting licenses in our Romanian operations.

●	As at December 31, 2003 we had US$ 190.3 million of unrestricted cash.

Future Trends

●	During 2003 our Board, after extensive discussions with both management and outside advisors, agreed a strategic plan focusing on expansion through acquisition of additional shares in our existing stations and of appropriate additional businesses in new markets. It was decided that our geographic focus would remain in Central and Eastern Europe, and that our core business would be television. We are also prepared to consider relevant opportunities in related media.

●	Three categories of development are currently under consideration:
● Acquisition of additional ownership in our present operations, which is regarded as the strategy with the lea st risk due to our knowledge of the value of these operations;
● Acquisition of one or more established businesses in the Balkans, in particular states of the former Yugoslavia using the expertise of our successful Slovenian management team ; and
● Acquisition of a broadcaster in one of the substantially larger markets of Central or Eastern Europe, which may give rise to a significant step change in the scale of our business.

●	In the second half of 2003 we conducted country and in some cases station-specific research throughout the Central and Eastern European market to assess possible acquisition opportunities. The general review is now complete and management is now assessing more specific opportunities.

●	This strategy may result in the acquisition of a significant business in a major Central or Eastern European market. Such an acquisition would likely require funding beyond our current available resources. This could be achieved through funds raised in the form of debt or a public offering. We expect to be able to raise the necessary funding through a debt offering, but would consider partial funding through an equity offering if the share price rose to a level that would make this attractive.

II. General Market Information

Markets

Our revenue generating operations are located in Central and Eastern Europe, namely Romania, the Slovak Republic, Slovenia and Ukraine. Revenues primarily result from the sale of advertising time.

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, "Quarterly Results and Seasonality" for further discussion.

Potential for Market Growth

The markets in which we operate are subject to higher levels of political and economic uncertainty than most Western European markets, but we believe the lower level of economic development implies a greater potential for future growth. Zenith Optimedia have published the following projections for the development of television advertising spending per capita for a select group of Eastern and Western European markets. Although this projection does not include our markets, the projection of Eastern European growth may be indicative of the potential for our markets. As a comparative we have added our historic Segment Net Revenue for the years 1999-2003 according to the same scale.

Indexed to 1999 = 100	Western Europe Average	Eastern Europe Average	CME Segment Net Revenue

1999	100.0 (A)	100.0 (A)	100.0 (A)
2000	107.1 (A)	108.0 (A)	103.1 (A)
2001	98.2 (A)	132.0 (A)	107.3 (A)
2002	96.4 (F)	144.0 (F)	124.3 (A)
2003	96.4 (F)	148.0 (F)	158.8 (A)
2004	98.2 (F)	160.0 (F)	-
2005	100.0 (F)	172.0 (F)	-
2006	103.6 (F)	180.0 (F)	-
2007	107.1 (F)	188.0 (F)	-
Source: Zenith Optimedia 'TV in Western Europe 2001' and 'TV in Eastern Europe 2001'. This data should be used for indicative comparative purposes only. It may not be an accurate forecast for the markets or region.

(A) Actuals

(F) Forecast

Television Advertising Markets

There is no objective source for reliable information on the size of television advertising expenditures in our markets. The following table sets out our estimates of the development of these expenditures by market in US$ millions.

Country	1999	2000	2001	2002	2003

US$ millions
Romania	65 - 75	65 - 75	60 - 70	65 - 75	85 - 95
Slovak Republic	35 - 45	35 - 45	35 -45	40 - 50	55 - 65
Slovenia	40 - 50	40 - 50	45 - 55	45 - 55	50 - 60
Ukraine	25 - 35	40 - 55	70 - 85	85 - 100	100 - 115

Regulation and Legal Environment

The countries in which we operate have economic and legal systems, local standards of corporate governance and business practices which continue to develop. We do not anticipate that the rate of market development will be constant in any market. Government policies could be altered significantly, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting economic, political or social life. This may materially affect our results, either negatively or positively.

European Union Expansion

Slovenia and the Slovak Republic have been approved for entry into the European Union ("EU") in May 2004. It is currently anticipated that Romania will be admitted sometime after 2007. All countries joining the EU become subject to EU legislation and the ongoing progress towards EU entry reduces the political risk of operating in these emerging markets. The reduction in political risk factors may encourage increased foreign investment that will be supportive of economic growth. EU accession may also cause a period of local economic uncertainty as the adoption of EU rules affect industry and employment.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a geographic basis, and review the performance of each geographic segment using data that reflects 100% of operating and license company results. Our segments are comprised of Romania, Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our segments based on Segment Net Revenues, Segment EBITDA, Segment EBITDA Margin and Segment Broadcast Cash Flow. All Segment data includes STS and Markiza (our operating and license companies in the Slovak Republic) and Studio 1+1 (our license company in Ukraine), neither of which is consolidated under US GAAP.

Our key measure of the efficiency of our Segments is their EBITDA margin. We define Segment EBITDA margin as Segment EBITDA as a percentage of Segment Net Revenue. We believe a 30% Segment EBITDA margin can be achieved and sustained by each station.

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

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

●
expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs, net arbitration related costs/proceeds, stock based compensation and amortization of goodwill);

●	changes in the fair value of derivatives;

●	foreign currency exchange gains and losses;

●	certain unusual or infrequent items (e.g., gains and losses/impairments on assets or investments).

Segment EBITDA is also used as a target for management bonuses.

Acquired program costs are a significant proportion of our TV stations' cost structure and cash flow. We use Segment Broadcast Cash Flow to help us monitor these costs. Segment Broadcast Cash Flow is determined as Segment EBITDA excluding charges for program rights amortization but reduced by cash paid for program rights. When compared with Segment EBITDA, this indicates to management whether the cash investment in program rights in the period was greater or less than the accounting charge for program rights amortization. If the cash investment is greater (i.e. if Segment Broadcast Cash Flow is lower than Segment EBITDA), this provides a signal to management that future program rights amortization costs may increase. Segment Broadcast Cash Flow takes no account of possible changes in the quantity of programming rights held for future broadcast.

For a full reconciliation of our Segment Net Revenues, Segment EBITDA and Segment Broadcast Cash Flow by operation to our consolidated US GAAP results for the years ended December 31, 2003, 2002 and 2001 see Part II, Item 8, Note 19, "Segment Data".

A summary of our total Segment Net Revenues, Segment EBITDA, Segment EBITDA Margin and Segment Broadcast Cash Flow is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Total Segment Net Revenues	175,792	137,540	38,252	137,540	118,812	18,728
Total Segment EBITDA	45,036	31,423	13,613	31,423	17,006	14,417
Total Segment EBITDA Margin	26%	23%	3%	23%	14%	9%
Total Segment Broadcast Cash Flow	43,433	29,195	14,238	29,195	15,841	13,354

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) ROMANIA
	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Romanian Net Revenues	51,177	33,547	17,630	33,547	32,553	994
Romanian EBITDA	12,206	6,347	5,859	6,347	(2,007)	8,354
Romanian EBITDA Margin	24%	19%	5%	19%	(6)%	25%
Romanian Broadcast Cash Flow	9,743	4,607	5,135	4,607	(3,522)	8,129

Market Background: Romania is one of the fastest growing markets in Eastern Europe with television advertising market growth estimated by us at 25% to 30% for 2003. The market remains buoyant as we enter 2004, and we currently expect that Romania’s preparations to enter the EU sometime after 2007 will support good growth rates in the period running up to entry as has been experienced by earlier entrants.

PRO TV and ACASA (a cable channel) are second and fifth in the market with national all day audience shares in 2003 of 15.4% and 6.6%, respectively. The major competitors for audience share are the state channel TVR1 with 28.1% and Antena 1, an independent channel, with 13.1%. TVR1 has a higher share because it is the only significant broadcaster with coverage across the majority of the country. Advertisers, however, evaluate audience share within a network's coverage area and by this measure PRO TV ranks first and ACASA fourth (of seven stations ranked) in all-day audience. Both of our stations cover the important urban markets.

During 2004 our Romanian operation plans to launch a second cable channel.

●
Net Revenues for 2003 increased by 53% over 2002 due to several factors. Approximately US$ 9.7 million was due to the growth in the television advertising market. Strong programming increased our combined station prime-time national audience share to 24.9% in 2003 from 23.4% in 2002, enabling us to raise our advertising prices. The balance of the increase in net revenues, approximately US$ 7.9 million, was due to (i) a consolidation of our sales functions, eliminating internal competition and allowing us to reduce our average discount rates and (ii) the conversion of a prior related-party barter agreement to a normal transaction structure.

Net Revenues for 2002 increased by 3% over 2001, reflecting stable market share in a growing market.

●	EBITDA for 2003 increased by 92% over 2002, delivering an EBITDA margin of 24%, a significant increase on the 19% margin delivered in the prior year.

Costs charged in arriving at 2003 EBITDA grew by US$ 11.8 million or 43% over 2002. The cost of programming in 2003 increased by US$ 5.9 million or 41% over 2002 primarily due to a 59% increase in the charge for amortization of acquired programming rights and an increase of 21% in self-production costs. The increase in amortization of acquired programming was the result of a combination of planned investment in stronger programming, including the sports programming that was previously subject to a barter agreement, and an increase in the price of acquired programming. Operating costs and expenses in 2003 grew by US$ 5.5 million over 2002 primarily as a result of an increase in salary costs. This increase was caused by: (i) a change in domestic legislation with effect from January 2003 which increased employers’ liability for social security charges; (ii) salary increases that had been deferred for two years; and (iii) bonus incentive payments reflecting outstanding performance.

EBITDA for 2002 grew by US$ 8.4 million compared to 2001. In 2001 we recognized a charge of US$ 6.2 million in respect of bad debts. Apart from this charge for bad debts, costs charged in arriving at EBITDA operating costs for 2002 increased by only 4% over 2001, primarily due to higher amortization of programming rights, partly offset by savings in production, broadcast operation and staff costs.

Page 34

●
Broadcast Cash Flow for all years 2001 to 2003 was lower than EBITDA by US$ 1.5 million, US$ 1.7 million and US$ 2.5 million, respectively. This indicates that there has been continued significant investment in programming over and above the syndication charged for these years.

●
On our consolidated balance sheet as at December 31, 2001, our provision in respect of Romanian bad debts was US$ 6.5 million. Since that time we have taken significant measures to reduce the days outstanding on Romanian receivables. As at December 31, 2003, 19% of the Romanian subsidiaries’ accounts receivable balance was more than 360 days old and 5% was in the 180-360 day category, compared to 33% more than 360 days and 9% in the 180-360 day category as at December 31, 2002. Accordingly, US$ 0.4 million of our total Romanian bad debt provision was released in the fourth quarter of 2003 resulting in a total decrease to our total Romanian bad debt provision of US$ 1.4 million in the twelve months ended December 31, 2003. On our Consolidated Balance Sheet at December 31, 2003, the total provision for bad debt is US$ 5.6 million (2002: US$ 7.5 million), of which our provision for Romanian bad debts is US$ 4.4 million (2002: US$ 5.7 million). There are no significant issues with regard to the collection of debts in our other operations.

(B) SLOVAK REPUBLIC

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Slovak Republic Net Revenues	50,814	38,397	12,417	38,397	34,696	3,701
Slovak Republic EBITDA	11,657	7,132	4,525	7,132	6,033	1,099
Slovak Republic EBITDA Margin	23%	19%	4%	19%	17%	2%
Slovak Republic Broadcast Cash Flow	11,961	7,774	4,187	7,774	6,922	852

Market Background: We estimate that the television advertising market in 2003 grew by approximately 6% to 10% in local currency terms driven by local inflation. The short-term effect of EU accession in May 2004 is unclear. Measured in US dollars the television advertising market grew by an estimated 30% to 35% in 2003 due to the weakening of the US dollar in the period.

MARKIZA TV is the premier broadcaster with a national all-day national audience share in 2003 of 45.8%, followed by STV1, a state channel, with 16.0%. The share of TV JOJ, the only other significant independent, grew from 8.1% in 2002 to 11.3% in 2003. We expect peoplemeters, an instrument for measuring audience viewing levels, to be introduced during 2004. Traditionally, the introduction of peoplemeters results in some reduction to the measured share of premier broadcasters.

●
Net revenues grew by 32% in 2003 compared to 2002. Approximately US$ 9.5 million of this growth was due to the weaker US dollar. Local currency revenue growth in 2003 was 7% due to the expanding television advertising market, and an increase in our rate card (the quoted price of advertising slots) early in 2003.

Net Revenues grew 11% in 2002 compared to 2001, again largely due to a weakening US dollar. Local currency revenues grew 3% in 2002 compared to 2001, in line with market growth.

Page 35

●
EBITDA grew 63% in 2003 compared to 2002 and the EBITDA margin grew to 23% in 2003 from 19% in 2002. Local currency EBITDA growth was 36% in 2003 compared to 2002. Costs charged in arriving at EBITDA in 2003 include a US$ 1.1 million provision for a shareholder disagreement. Excluding this provision, local currency operating costs were flat year-on-year reflecting improved cost control.

EBITDA in 2002 increased by 18% over 2001, with underlying local currency growth of 10% against 2001. The EBITDA margin increased from 17% in 2001 to 19% in 2002.

●
Broadcast Cash Flow has been greater than EBITDA in the years 2001 to 2003, although the difference has narrowed in each period, indicating growing correlation between the cash investment in programming and the charge for programming amortization.

(C) SLOVENIA

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Slovenian Net Revenues	37,168	33,864	3,304	33,864	28,465	5,399
Slovenian EBITDA	13,173	11,052	2,121	11,052	8,367	2,685
Slovenian EBITDA Margin	35%	33%	2%	33%	29%	4%
Slovenian Broadcast Cash Flow	12,912	11,884	1,028	11,884	7,932	3,952

Market Background : Slovenia is our most prosperous market with a per capita GDP in 2002 of $10,550. We estimate that in 2003 the television advertising market fell in local currency terms by between 8% and 9% from 2002 levels, which benefited from the participation of the Slovenian national team in the 2002 Soccer World Cup. The market also decreased slightly due to reduced activity of certain large advertisers. We expect the market to revert to slow growth in 2004, although the short-term effect of EU accession in May 2004 is unclear. Measured in US dollars the Slovenian television advertising market grew by an estimated 6% to 7% in 2003 compared to 2002 due to the weakening of the US dollar.

POP TV and KANAL A were ranked first and fourth (of four stations ranked) in the market with national all day audience shares of 29.5% and 10.2%, but were ranked first and third in prime time, respectively. The main competitors are state broadcasters SLO1 and SLO2 with national all day audience shares of with 24.5% and 10.2%, respectively.

●
Net revenues increased by 10% in 2003 over 2002, due solely to the weaker US dollar which contributed approximately US$ 5.0million. Local currency revenues decreased by 6% in 2003 compared to 2002, when additional revenues were generated by the 2002 Soccer World Cup. Without the effect of the 2002 Soccer World Cup our underlying local currency net revenues would have shown a small increase. This performance was due to our increasing focus on the prime-time schedule.

Net revenues for 2002 grew by 19% over 2001 in US dollar terms and by 17% in local currency terms principally due to the 2002 Soccer World Cup, when small domestic businesses advertised on tele vision for the first time, and to a higher rate card (the quoted price of advertising spots) enabling us to increase our share of an otherwise flat local television advertising market.

●
EBITDA grew by 19% in 2003 over 2002 to deliver an EBITDA margin of 35% in 2003 compared to 33% in 2002. This reflects the local management's ability to recognise the need for cost control measures and to implement these measures in the face of current market conditions.

In 2003, operating costs grew by 5% over 2002 when measured in US dollars but fell by 8% against 2002 in local currency terms. Savings were recognized principally in programming costs, assisted by the elimination of one-off production costs associated with the 2002 Soccer World Cup.

EBITDA grew by 32% in 2002 over 2001 due to effective cost control measures limiting cost base growth to 14% (including the one-off 2002 Soccer World Cup costs) compared to 2001. In consequence the EBITDA margin in 2002 increased to 33%, an improvement of 4% over 2001.

●
Broadcast Cash Flow is broadly in line with EBITDA over the three years 2001 to 2003. This indicates a similarity over time between the cash invested in programming and the related amortization charge, albeit with small differences in individual years due to timing.

(D) UKRAINE

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Ukrainian Net Revenues	36,633	31,732	4,901	31,732	23,098	8,634
Ukrainian EBITDA	8,000	6,892	1,108	6,892	4,613	2,279
Ukrainian EBITDA Margin	22%	22%	-%	22%	20%	2%
Ukrainian Broadcast Cash Flow	8,817	4,930	3,887	4,930	4,509	421

Market Background: Ukraine has the highest population (48.7 million) of all the markets in which we operate, but is the least economically advanced, with a per capita GDP in 2002 of only US$ 850. Following some years of hyper-growth, the television advertising market growth slowed in 2003 to an estimated 18%, and we currently anticipate that growth will continue at similar levels in 2004.

STUDIO 1+1 has a license to broadcast for only 15 hours per day and is the number two station (of 6 stations ranked) with an all-day audience share of 19.1% in its coverage area. The number one position is held by Inter which holds a license permitting it to broadcast for 24 hours per day. Inter had an all-day audience share of 26.1% in 2003. STUDIO 1+1's prime time audience share is 25.8% compared to Inter's 26.9%. Novi Kanal is the number three station with a 10.5% all-day audience share and generates effective national coverage through a collection of regional licences.

●	Net revenues grew by 15% in 2003 over 2002, less than our estimate of television advertising market growth, due to a reduction in prime time audience share from 27.4% to 25.8%.

Net revenues for 2002 grew by 37% over 2001 due to a combination of a strong market and increased Russian programming which generated the highest ratings for 2002.

●	EBITDA for 2003 grew by 16% over 2002 to US$ 8.0 million, delivering an EBITDA margin of 22% for 2003, in line with 2002.

Costs charged in arriving at EBITDA grew by US$ 3.8 million in 2003 compared to 2002, an increase of 15% in line with revenue growth. This included a US$ 7.9 million increase in the cost of programming, of which approximately US$ 3.0 million related to a reallocation of employment costs from station operating costs and expenses in order to create a more accurate reflection of local production costs. The balance related primarily to the increased cost of Russian programming, the price of which has grown by approximately 40% year on year. Russian programming continues to generate the highest ratings and is essential to maintain strong prime time ratings. This increase was partly offset by a reduction in the provision charged for withholding tax.

EBITDA grew by 49% in 2002 compared to 2001 to deliver an EBITDA margin of 22% compared to 20% in 2001. This growth was principally due to revenue growth outperforming the 34% increase in costs charged in arriving at EBITDA. The cost increase was principally due to a change in programming strategy which shifted emphasis from Western (mainly US) programming to more expensive, but more popular Russia programming, as well as to the provision for withholding tax referred to above.

Page 37

●
Broadcast Cash Flows for 2001 was in line with EBITDA, in 2002 there was an additional US$ 2 million invested in programming over and above the syndication charge for the year, and the investment in programming for 2003 was US$ 0.8 million less than the syndication charged. These fluctuations are caused by timing differences between cash investment and utilisation (as indicated by the amortisation charge) in a rapidly developing market where the cost of programming is rising.

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues comparative for 2003 - 2001

	Consolidated Net Revenues
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Romania	$51,177	$33,547	$17,630	$33,547	$32,553	$994
Slovenia	37,168	33,864	3,304	33,864	28,465	5,399
Ukraine	30,181	24,883	5,298	24,883	10,351	14,532

Total Consolidated Net Revenues	$118,526	$92,294	$26,232	$92,294	$71,369	$20,925

Our consolidated net revenues increased by or 28% in 2003 over 2002 due to a:

●	53% increase in the net revenues of our Romanian operations as described in "III. Analysis of Segment Results";

●
21% increase in the net revenues of our consolidated Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales of programming from a subsidiary to an associate within the Studio 1+1 Group; and

●	10% increase in the net revenues of Slovenian operations as described in "III. Analysis of Segment Results".

Our consolidated net revenues increased by 29% in 2002 over 2001 primarily due to a:

●	3% increase in the revenues of our Romanian operations as described in "III. Analysis of Segment Results";

●	19% increase in the revenues of our Slovenian operations as described in "III. Analysis of Segment Results"; and

●
140% increase in the revenues of our consolidated Ukrainian operations (which includes IMS and Innova but excludes Studio 1+1) as a result of significantly increased sales of programming from a subsidiary to an associate within the Studio 1+1 Group.

IV (b) Station Operating Costs and Expenses comparative for 2003 - 2001

	Consolidated Station Operating Costs and Expenses
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Romania	$36,329	$27,001	$9,328	$27,001	$26,650	$351
Slovenia	21,862	20,926	936	20,926	19,424	1,502
Ukraine	22,445	14,813	7,632	14,813	11,438	3,375

Total Consolidated Station Operating Costs and Expenses	$80,636	$62,740	$17,896	$62,740	$57,512	$5,228

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 29% in 2003 compared to 2002 primarily due to a:

●
35% increase in the station operating costs and expenses of our Romanian operations. Programming amortization increased by US$ 4.6 million due to increased investment in the schedule, including the sports programming that was previously subject to a related party barter agreement and a US$ 5.5 million increase in salaries costs due to: (i) a change in domestic legislation with effect from January 2003 which increased employers’ liability for social security charges; (ii) salary increases that had been deferred for two years; and (iii) bonus incentive payments reflecting outstanding performance; and

●
52% increase in the station operating costs and expenses of our Ukrainian operations. Programming amortization increased by US$ 5.2 million primarily as a result of investment in additional cost of Russian programming, a genre which grew in cost by approximately 40% year on year.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 9% in 2002 over 2001 primarily due to a:

●
8% increase in station operating costs and expenses of our Slovenian operations. This increase is due to increased investment in local production, in particular production of the 2002 Soccer World Cup, and the effect of the dollar decreasing in value against the local currency;

●	30% increase in station operating costs and expenses of our Ukrainian operations. This increase is as a result of increased investment in programming; off-set by a

●
29% decrease in the depreciation and amortization charge primarily due to cessation of routine annual charges for the amortization of goodwill and intangible assets following the implementation of FAS 142.

IV (c) Station Selling, General and Administrative Expenses comparative for 2003 - 2001

	Consolidated Station Selling, General and Administrative Expenses
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Romania	$5,503	$5,125	$378	$5,125	$13,359	$(8,234)
Slovenia	3,518	2,939	579	2,939	2,946	(7)
Ukraine	2,657	4,191	(1,534)	4,191	3,466	725
Total Consolidated Station Selling, General and Administrative Expenses	$11,678	$12,255	$(577)	$12,255	$19,771	$(7,516)

Station selling, general and administrative expenses decreased by 5% in 2003 compared to 2002 primarily due to a :

●
37% decrease in the station selling, general and administrative expenses of our Ukrainian operations. This year on year decrease is primarily due to a charge in 2002 for withholding tax and a reclassification to production costs; off-set by

●
7% increase in the station selling, general and administrative expenses of our Romanian operations. This increase is primarily due to an increase in consulting services off-set by a decrease in our bad debt provision; and

●	20% increase in the station selling, general and administrative expenses of our Slovenian operations due to the weakening of the US dollar. In local currency terms, costs increased by 3%.

Station selling, general and administrative expenses decreased by 38% in 2002 compared to 2001 primarily due to a:

●
62% decrease in station selling, general and administrative expenses of our Romanian operations. This decrease is substantially the result of the difference in bad debt expense in the two years (2002: US$ (0.3) million; 2001 US$ 6.2 million). A significant part (over US$ 3.0 million) of this large provision in 2001 was charged against parties related or connected to Mr Sarbu, a minority shareholder in MPI.

IV (d) Consolidated results below operating income/(loss) before corporate expenses comparative for 2003 - 2001

	For the Years Ended December 31, (US $000's)
	2003	2002	Movement	2002	2001	Movement

Corporate operating costs (excluding stock based compensation)	19,303	12,060	7,243	12,060	7,812	4,248
Stock based compensation	13,209	3,754	9,455	3,754	-	3,754
Amortization of goodwill	-	-		-	1,747	(1,747)
Loss on write down of investment	-	(2,685)	2,685	(2,685)	-	(2,685)
Equity in income/(loss) of unconsolidated affiliates	3,001	2,861	140	2,861	6,387	(3,526)
Net interest	(6,362)	(15,287)	8,925	(15,287)	(15,742)	455
Other income/(expense)	(216)	1,751	(1,967)	1,751	(3,412)	5,163
Change in fair value of derivative	-	1,108	(1,108)	1,108	(1,576)	2,684
Gain on sale of subsidiaries	-	-	-	-	1,802	(1,802)
Foreign currency exchange gain/(loss), net	(9,994)	(10,195)	201	(10,195)	1,641	(11,836)
Provision for income taxes	(3,654)	(3,568)	(86)	(3,568)	(1,005)	(2,563)
Minority interest in (income)/loss of consolidated subsidiaries	(676)	(576)	(100)	(576)	2,138	(2,714)
Discontinued operations	370,213	10,922	359,291	10,922	3,129	7,793

Corporate operating costs for 2003 and 2002 were as follows:

	For the Years Ended December 31, (US $000's)
	2003	2002	Movement	2002	2001	Movement

Corporate operating costs (excluding stock based compensation and satellite costs)	$16,006	$11,937	$4,069	$11,937	$7,812	4,125
Satellite costs	3,297	123	3,174	123	-	123
Total Corporate operating costs (excluding stock based compensation)	$19,303	$12,060	$7,243	$12,060	$7,812	4,248

●
The increase in 2003 compared to 2002 is primarily due to the costs set out below and was further influenced by the weakening of the U.S. dollar against the British pound, the currency in which most of our corporate expenses are denominated.

	1.	An increase of US$ 4.0 million caused by:
●
An increase in corporate operating costs of US$ 1.5 million principally due to the exchange movement, to an increase in headcount from 18 to 20, and to higher travel expenses as a result of station visits and development related travel;

		●	An increase in legal and professional fees of US$ 2.5 million arising primarily from:
			a.	a Sarbanes-Oxley project to assist us documenting the internal controls in our operations throughout the Group;
b.
additional audit, audit related and legal costs in respect of compliance, including a requirement to re-audit prior period results due to our change in auditors and the treatment of our Czech Republic operations as discontinued; and

			c.	recruitment costs, including CEO and CFO recruitment.

	2.	Additionally, a charge of US$ 3.3 million was recognized in 2003 relating to the termination of our remaining corporate satellite contracts.

Corporate operating costs increased in 2002 over 2001 primarily as a result of an increase in employee costs and professional and legal costs.

Stock based compensation costs increased in 2003 over 2002 and 2002 over 2001 principally as a result of the increase in the price of our stock. (For further discussion, see Part II, Item 8, Note 13, "Stock Option Plans".)

Amortization of Goodwill and allowance for development costs. There was no charge in 2003 or 2002 compared to a charge of US$ 1.7 million for 2001. This decrease was a result of our adoption of FAS 142 "Goodwill and Intangible Assets". We have performed impairment reviews on our intangible assets, which have indefinite lives, on an annual basis and believe that they were not impaired in 2002 and 2003.

Loss on write down of investment arose in 2002 because we wrote down our investment in STS by US$ 2.7 million due to a change in our ownership. (For further discussion, see Part I, Item 1, "Business").

Equity in income/(loss) of unconsolidated affiliates: As explained in Part I, Item 1, "Business" some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income of unconsolidated affiliates was US$ 3.0 million for 2003 compared to US$ 2.9 million for 2002 and US$ 6.4 million for 2001 as detailed below:

	For the Years Ended December 31, (US $000's)
	2003	2002	Movement	2002	2001	Movement

Slovak Republic operations	$4,521	$4,169	$352	$4,169	$1,082	$3,087
Ukrainian operations	(628)	(587)	(41)	(587)	5,305	(5,892)
Romanian operations	(215)	(1,611)	1,396	(1,611)	-	(1,611)
Slovenian operations	(677)	890	(1,567)	890	-	890

Equity in income/(loss) of unconsolidated affiliates	$3,001	$2,861	$140	$2,861	$6,387	$(3,526)

Net interest decreased by US$ 8.9 million in 2003 compared to 2002 primarily as a result of the repayment of all outstanding corporate debt between May and August 2003, namely our US$ Senior Notes (US$ 100 million) and Euro Senior Notes (Euro 71.6 million, approximately US$ 89.5 million); our outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15.3 million; and our outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of Kc 253.3 million (approximately US$ 9.2 million). Our net interest also declined in 2003 due to US$ 4.1 million of interest income primarily from the investment of our US$ 358.6 million UNCITRAL Award.

Net interest decreased slightly in 2002 over 2001 as a result of the change in exchange rates between the US dollar and the Euro and the Czech Koruna.

Other income/(expense) decreased by US$ 2.0 million in 2003 compared to 2002 primarily as a result of capital debt costs written off following the repurchase and early redemption of our Senior Notes.

Other income/(expense) increased by US$ 5.2 million in 2002 compared to 2001 primarily as a result of a re-scheduling agreement relating to our Romanian tax liabilities which enabled us to reverse a provision for possible penalties and interest.

Change in fair value of derivative: In November 2001, we entered into a "swaption" agreement with the Royal Bank of Scotland which was cancelled in the second quarter 2002. The net change in fair value of derivative of US$ 1.1 million is the net result of the cancellation. No such fair valuation was recorded in 2003.

Gain on sale of subsidiaries: A gain on the sale of a subsidiary of US$ 1.8 million was realized in 2001, relating to the sale of Video Vision, a Romanian post-production company.

Foreign currency gain/(loss): The foreign currency exchange loss in 2003 is a result of a significant weakening of the US dollar during 2003 against the Euro and the Czech koruna. This affected the Euro denominated portion of our Senior Notes obligations and the outstanding Czech koruna denominated debt we incurred in connection with our 1996 purchase of an additional economic interest in CNTS. The Euro denominated Senior Notes and the Czech koruna denominated debt were retired in August 2003 and May 2003, respectively when the US dollar was particularly weak against these currencies.

The foreign currency exchange loss in 2002 arose for the same reasons as in 2003 following a weakening of the US dollar in 2002.

Provision for income taxes: Provision for income taxes was US$ 3.6 million in 2003 and in 2002.

Provision for income taxes was US$ 3.6 million in 2002 compared to US$ 1.0 million in 2001, primarily as a result of a provision being made in respect of Dutch Tax on continuing operations in 2002.

Minority interest in loss/(income) of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 0.7 million in 2003 compared to US$ 0.6 million in 2002 and a loss of US$ 2.1 million in 2001. Under US GAAP the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the company’s losses. A cash contribution of US$ 1.3 million in 2002 by the minority shareholders of MPI has allowed us to recoup a like amount of previously recognized losses. Other small movements reflect changes in the minority interest in other group companies.

Discontinued operations: The amounts charged to the consolidated income statement in respect of discontinued operations are as follows:

	For the Years Ended December 31, (US $000's)
	2003	2002	Movement	2002	2001	Movement

Czech Republic
Gain/(loss) on disposal of discontinued operations	$384,213	$11,922	$372,291	$11,922	$413	$11,509
Tax on disposal of discontinued operations	(14,000)	(1,000)	(13,000)	(1,000)	-	(1,000)
Other
Gain/(loss) on disposal of discontinued operations	-	-	-	-	2,716	(2,716)

Discontinued operations	$370,213	$10,922	$359,291	$10,922	$3,129	$(7,793)

Czech Republic

On June 19, 2003, our Board of Directors decided to withdraw from Czech operations. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations for the year 2003 and the prior year comparatives have been reclassified.

For additional information, see Part II, Item 8, Note 21, "Discontinued Operations".

Other

On February 21, 2000, we sold substantially all of our operations in Hungary to SBS. This resulted in these operations being treated as discontinued operations for all periods described in Results of Operations. Our financial statements present the operations of Hungary as discontinued operations for all periods.

The operating gain of $2.7 million in 2001 relates to the release of a provision created in 2000 which was no longer deemed necessary following liquidation.

V. Liquidity and Capital Resources

Cash Requirements

Following the final settlement of our Czech UNCITRAL Arbitration, we have US$ 190.4 million of cash and cash equivalents as at December 31, 2003 (2002: US$ 49.6 million)

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future subject to the matters disclosed under "Cash Outlook", below.

Contractual Cash Obligations

Our future contractual obligations are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$15,679	$2,222	$10,124	$3,333	$-
Capital Lease Obligations	1,064	246	304	250	264
Operating Leases	6,952	1,583	2,334	2,301	734
Unconditional Purchase Obligations	9,099	7,989	969	141	-
Other Long-Term Obligations	13,284	2,696	7,463	3,125	-

Total Contractual Obligations	$46,078	$14,736	$21,194	$9,150	$998

At December 31, 2003, we had two main tranches of debt:

(1)
A facility of up to Euro 8.0 million (approximately US$ 10.0 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d. which matures in December 2008. Loans under this facility are secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep Euro 0.9 million (approximately US$ 1.1 million) on deposit with BACA. As at December 31, 2003, Euro 8.0 million (approximately US$ 10.0 million) was drawn down on this agreement. This loan bears a variable interest rate of the European Inter-Banking Official Rate ("EURIBOR") 6 month rate plus 3.0% (EURIBOR – 6 month as at December 31, 2003 was 3.0%). As at December 31, 2003 a rate of 6.0% applied to this loan.

(2)
A loan of Sk187 million (approximately US$ 5.7 million) from our unconsolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate ("BRIBOR") 3 month rate plus 2.2% (BRIBOR – 3 month as at December 31, 2003 was 5.9%). Outstanding interest as at December 31, 2003 was US$ 0.5 million. The loan is due to be repaid in full on December 1, 2005.

In addition to the above, one of our non-consolidated entities had the following loan:

(1)
A Slovak Republic bank, Vseobecna uverova banka a.s.,( "VUB"), has lent STS s.r.o., a 49% owned affiliate, Sk 150 million (approximately US$ 4.5 million), a facility supported by charges over the assets and receivables of STS. The facility was provided by way of a loan to STS of up to Sk 100 million (approximately US$ 3.0 million) and by way of an overdraft facility of up to Sk 50 million (approximately US$ 1.5 million). The overdraft was available for the period from July 18, 2002 to July 16, 2003 and was repaid in full on that date. Repayments by STS of the loan are due to the lender by way of six-monthly installments of Sk 5 million (approximately US$ 0.2 million) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of Sk 70 million (approximately US$ 2.1 million) is due. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate ("BRIBOR") 3 month rate plus 1.7% (BRIBOR – 3 month as at December 31, 2003 was 5.9%). A facility fee of Sk 350,000 (approximately US$ 9,000) was paid. As at December 31, 2003 Sk 90 million (approximately US$ 2.7 million) was outstanding on this agreement (2002: Sk 100 million, approximately US$ 3.0million).

In November 2003, Studio 1+1 an 18% owned affiliate and the license holder within the Studio 1+1 Group fully repaid its loan with Va Bank in Ukraine. As at December 31, 2002 US$ 2.3 million was outstanding on this loan.

We had programming rights commitments (included within "Unconditional Purchase Obligations" in the chart above) of US$ 8.2 million in respect of future programming which includes contracts signed with license periods starting after December 31, 2003 (2002: US$ 5.8 million).

Included in Other Long-Term Obligations are our commitments to the Romanian tax authorities (see Part I, Item 1 Business, "Risk Factors") and the Dutch tax authorities (see Part II, Item 8, Note 26, "Subsequent Events").

Sources and Uses of Ca sh

Our ongoing source of cash in the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be augmented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to corporate, or to other shareholders where appropriate. Surplus cash is remitted to corporate in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries and equity accounted investments.

The laws under which our operating companies are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of our Dutch and Netherlands Antilles subsidiaries, our voting power is sufficient to compel the making of distributions. In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote can compel Pro TV to make distributions. In Slovenia distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. We cannot compel the distributions of dividends by STS. Our voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, STS is the only operating entity to pay dividends.

Our operations in Romania and the Ukraine are not currently able to pay us dividends, and generally remit cash to corporate by means of loan or debt repayment.

As at December 31, 2003 and 2002 the operations had the following unsecured balances owing to their respective holding companies:

Country		December 31, (US $ 000’s)
		2003	2002
Romania	(1)	$37,756	$45,973
Slovak Republic		350	489
Slovenia	(2)	77	13,063
Ukraine		16,243	18,127
Czech Republic		-	162

Total		$54,426	$77,814

(1) In 2003, our balances with Romania were restructured to facilitate repatriation of older amounts due. This had the effect of reducing the receivable by an amount of approximately US$ 6 million that will be recovered through interest charges over the remaining term.

(2) In 1998 we converted inter-company debt to equity in the Slovenian operations in exchange for a $17.6 million preferential dividend distribution. We shall receive 50% of any dividend declared with the remaining 50% shared by all partners on a pro rata basis until we have received $17.6 million, after which we will receive our pro rata portion of dividends paid. No dividends have been received by us to date.

During 2003 our continuing consolidated operating stations generated cash of US$ 21.2 million (2002: US$16.7 million) prior to making investments in associated companies of US$ 6.0 million (2002: US$ nil) and the borrowing or repayment of third party overdraft or debt, or payments to corporate in excess of current year recharges. In 2003, US$ 20.5 million (2002: US$ 9.0 million) was remitted from consolidated companies to corporate. In addition we received US$ 5.6 million from STS in 2003 (2002: US$ 6.3 million).

In addition to station receipts we had two significant cash inflows during 2003:

1.
On May 19, 2003, we received US$ 358.6 million from the Czech Republic government in final settlement following our UNCITRAL Arbitration. Income tax of US$ 9.0 million in respect of this receipt will be paid during 2004; and

2.
On October 23, 2003 we announced receipt of US$ 15.0 million in respect of the sale of CNTS, our Czech operating company. Further receipts in respect of this transaction of US$ 20.0 million plus interest and US$ 18.2 million plus interest are due in July 2004 and July 2005 respectively.

In addition to funding corporate operating costs, including interest payments and costs relating to the Uncitral Arbitration with the Czech Republic and the subsequent resolution of the tax status of the Arbitration award, these receipts enabled us to redeem all corporate debt.

Between May 15, 2003 and June 30, 2003 we purchased US$ 16.4 million of our US$ Senior Notes and Euro 18.8 million (approximately US$ 21.5 million) of our Euro Senior Notes at various prices all generating a net cash saving. On August 15, 2003, we redeemed all of the remaining Senior Notes at 100% of face value.

On May 29, 2003, we settled our outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15.3 million. No additional warrants were issued. On May 27, 2003, we repaid our outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of Kc 253.3 million (approximately US$ 9.2 million).

Cash Outlook

Our future cash needs, over and above working capital requirements, will depend on our overall financial performance and our future acquisition and development decisions. We believe that, taken together, our current cash balances, internally generated cash flow and local financing of broadcast operations should result in us hav ing adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

During 2003 our Board, after extensive discussions with both management and outside advisors, agreed a strategic plan focusing on expansion through acquisition of additional shares in our existing stations and of appropriate additional businesses in new markets.

This strategy may result in the acquisition of a significant business in a major Central or Eastern European market. Such an acquisition would likely require funding beyond our current available resources. This could be achieved through funds raised in the form of debt or a public offering. We expect to be able to raise the necessary funding through a debt offering, but would consider partial funding through an equity offering if the share price rose to a level that would make this attractive.

Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 (approximately US$ 5.7 million). The Slovenian authorities have asserted that capital contributions and loans made by us in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovenian tax authorities approved the cash capital contributions for 1995 and 1996. This has reduced the assessment to SIT 636,800,000 (approximately US$ 3.4 million). The Administrative Court of Ljubljana has issued an injunction to prevent the tax authorities from demanding payment until a hearing on the matter has been concluded. There is currently no date set for this hearing.

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Note 3 to our consolidated financial statements that are included in Part II, Item 8 of this Form 10-K. The preparation of these financial statements requires us to make judgements in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgements about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

Program Rights Cost - Programming acquired from third parties forms an important component of our station schedules. These costs are amortized on a systematic basis over their expected useful lives. We have determined that the life and value of the asset is dependent upon the airing of the program. Feature films are amortized by 90% for the first run and 10% for the second run; all other programming is amortized by 100% on a first showing.

Acquisition and program usage is dependent upon market conditions. We periodically review the appropriateness of our amortization policy for program costs, including the expected lives assigned to our programs. If conditions warrant a change in the policy, we would amend the policy which could have an impact on our amortization charge within the Statement of Operations.

Valuation of Intangible Assets – We have acquired significant intangible assets that are valued and recorded. Intangible assets include goodwill, broadcast license costs license acquistion costs and trademarks, all of which are not amortized under FAS142. We assess the carrying value of these assets if events or changes in circumstances indicate that such carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review are: under-performance of projected results, changes in the manner of utilization of the asset, and negative market condition or economic trends.

If it is determined that the carrying value of an asset may not be recoverable, we perform an impairment analysis based on discounted cash flows. When an impairment review is undertaken, certain variables are utilized in determining cash flows: discount rates, terminal values, the number of years on which to base the cash flow projections as well as the assumptions and estimates used to determine the cash inflows and outflows. We believe that our assumptions are appropriate.

Bad Debt Provision - We maintain a bad debt provision for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate additional allowances may be required in future periods. We periodically review the accounts receivable balances and our historical bad debt, customer concentrations, customer creditworthiness when evaluating the adequacy of our provision.

Deferred Tax - We recognise deferred tax assets if it is probable that sufficient taxable income will be available in future periods against which the temporary differences and unused tax losses can be utilised. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognised.

VII. Related party matters

Overview

There is a limited local market for many specialist TV services in the countries in which we operate, many of which are provided by parties known to be connected to our local shareholders. Therefore, we cannot consider it possible to provide an assurance that fair market prices and payment terms are always in place for such services. We continue to review all of these arrangements.

A "related" party is one in which we have determined that a shareholder has direct control or influence; a "connected" party is one in which we are aware of a family or business connection to a shareholder.

Romania

We, Mr Sarbu and Mr Tiriac are all shareholders in MPI (the operating company), Pro TV and Media Pro (the license holding companies). The Cooperation Agreement between us, Mr Sarbu and Mr Tiriac requires that related party transactions be approved by the shareholders. The approval process for related party transactions was exercised verbally for the period from 1997 to late 2001. Beginning in 2002 formal, written records have been required and reviews of related party transactions have been performed. Approval of these has been made at local MPI board and shareholder meetings.

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

Following a review of related party transactions, in 2002, the shareholders of MPI decided to review related party transactions, bring services in-house where possible and place additional controls over the remaining related party transactions.

Description of related party transactions in Romania

In 1995 we loaned Inter Media SRL US$ 1.3 million to purchase an interest in the building in which MPI operates. At the time of the loan Mr. Sarbu owned Inter Media SRL and we believe he continues to have an economic interest in such company. The interest in the building was to be sold to MPI at a fair market valuation that was to be determined. In 2002 an independent valuation of the building was obtained by us. This valuation was substantially less than Mr. Sarbu’s view of the building’s value and the transaction could not therefore be concluded. MPI still operates from the building under a lease agreement. The original loan amount plus interest remains outstanding and we are currently negotiating its repayment with Mr. Sarbu.

In addition to the above loan, there is an additional loan due that has been guaranteed by Mr Sarbu and one of his companies, Media Pro Pictures. This loan was originally granted to Video Vision International, a Romanian subsidiary we disposed of in 2001, of which Mr Sarbu was the other shareholder. The loan was originally given for working capital. As at December 31, 2003, there was an outstanding balance of US$ 1.4 million.

The total purchases from companies related or connected with Mr Sarbu in 2003 were approximately US$ 6.6 million (2002 : US$ 4.4 million, 2001 : US$ 11.1 million). These were for mainly for various production and administrative related services. The total sales to companies related or connected with Mr Sarbu in 2003 were approximately US$ 0.9 million (2002 : US$ 1.0 million, 2001 : US$ 1.8 million). At December 31, 2003, companies connected to Mr Sarbu had an outstanding balance due to us of US$ 0.9 million (2002 : US$ 2.7 million). At December 31, 2003, companies related to Mr Sarbu had an outstanding balance due to us of US$ 0.9 million (2002 : US$ 1.8 million). At December 31, 2003, companies related to Mr Sarbu had an outstanding balance due to them of US$ 0.4 million (2002 : US$ 0.7 million).

In the past, companies in which Mr Sarbu had interests paid MPI more slowly than independent third parties, while amounts due to his companies were paid promptly by MPI. This combination resulted in a decrease in cashflow to MPI to the detriment of its stockholders, including ourselves. Throughout 2003 MPI has brought the timing of cashflow in line. Further, in December 2003 a significant offset of related party receivables and payables was achieved, significantly reducing outstanding net balances, most notably old debt.

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

During 2003, we did not include any amount (2002 : US$ 0.7 million) for related party barter in exchange for programming rights from Mr Sarbu’s companies in our revenue and expenses for the Romanian operations.

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

Airtime is measured in GRPs (Gross Rating Points – the percentage of all possible viewers watching the show in any 30 second period, so that 1 rating point represents 1% of all possible viewers watching a show). Our controls showed that approximately 21,000 unapproved GRPs were transferred in excess of the contractual agreement. 800,000 GRPs are available in a year if we sell all theoretically available airtime at our Romanian stations. We sell approximately 600,000 GRPs per year at our Romanian stations. Since unsold advertising time was also available in this period, it is not possible to make a realistic estimate of the monetary value of the unapproved airtime.

It is difficult to determine whether we received fair value in these transactions due to the limited local market for many specialist television services in Romania and the fact that many of the companies providing these services are related or connected to Mr. Sarbu. Since the value of this barter is shown as both revenue and expense in our financial statements and the impact on our net income is zero, we do not believe the related party nature of these barter transactions has had a material effect on our financial statements.

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

The outstanding receivable balance between our Romanian operations and connected parties was: US$ 0.9 million at December 31, 2003 (2002: US$ 2.7 million) of which US$ 0.9 million is over 360 days old (2002: US$ 2.7 million). The outstanding receivable balance between our Romanian operations and related parties at December 31, 2003 was US$ 0.4 million (2002: US$ 2.2 million) of which US$ 0.2 million is over 360 days old (2002: US$ 0.9million).

Accounting for related party barter in Romania

The Romanian operations undertake a small number of MPI Board approved related party barter arrangements. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, we have devised an appropriate method of valuation for the receipt of programming. This methodology takes into account the average cost per hour of acquired programming to Pro TV as well as the time at which the bartered programming is shown.

Slovenia

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% voting and profits interests of Pro Plus (the operating company). Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006.

Slovak Republic

Our operating company in the Slovak Republic, STS, has loaned us Sk187 million (approximately US$ 5.7 million) , the full amount of an available loan facility. The loan is repayable by us on December 1, 2005 and bears interest at a rate of 3 month BRIBOR+2.2% (BRIBOR – 3 month as at December 31, 2003 was 5.9%), which rate we believe is comparable to independently negotiated third party rates. Outstanding interest as at December 31, 2003 was US$ 0.5 million.

STS has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of TV programs. Many of these contracts are for the production of programs such as "Millionaire" that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2003 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 2.5 million (2002 : US$ 2.1 million, 2001 : US$ 1.9 million), and the total amount due to STS from this agency at December 31, 2003 was US$ 2.4 million (2002 : US$ 1.8 million). The outstanding balance due to STS at December 31, 2002 was repaid in full only by the end of 2003.

We have received contractual management fees from STS since 1998. The value of these fees was US$ 0.4 million, US$ 0.7 million and US$ 0.7 million in 2003, 2002 and 2001, respectively. Given the recent excellent performance of STS, the other local shareholders have now suggested that they are also entitled to fees for their services to STS. We dispute this issue, but realize that their claim may have some merit and have made a provision of US$ 0.7 million in our consolidated statement of operations (representing our 70% share of a potential US$ 1.1 million charge against STS).

Ukraine

We contract with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann. Innova Film Gmbh is one of the Ukraine operating companies. Our total purchases from Contact Film Studios in 2003 and 2002 were US$ 92,000 and US$ 1,324 respectively. No outstanding balances are owed to us as of December 31, 2003.

We made in 1998 a loan to Mr Fuchsmann with a total balance outstanding at December 31, 2003 of US$ 3.1 million (2002: US$ 3.8 million), an interest rate of 10% and a final due date of November 2006 as disclosed in Note 17 of Item 8.

The previous general director, Alexander Rodnyansky, is the Honorary President of Studio 1+1 and continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC and plans to continue that commercial co-operation for future projects. Our total purchases from CTC in 2003 and 2002 were US$ 411,000 and US$ 124,000 respectively. No outstanding balances are owed to us as of December 31, 2003.

We provide programming and production services to and purchase programming rights from Studio 1+1, the license company and equity accounted affiliate. The total purchases from Studio 1+1 in 2003 were US$ 12.4 million in respect of programming rights (2002: US$ 7.2 million, 2001: US$ 3.5 million) and US$ 2.1 million in respect of mainly other production and administrative related services (2002: US$ 1.3 million, 2001: US$ 1.2 million). The total sales to Studio 1+1 in 2003 were US$ 20.7 million (2002: US$ 15.3 million, 2001: US$ 5.2 million). At December 31, 2003 Studio 1+1 had an outstanding balance due to us of US$ 2.7 million (2002 : US$ 1.2 million). At December 31, 2003 we had an outstanding balance due to Studio 1+1 of US$ 2.7 million (2002 : US$ nil).

Corporate

On May 27, 2003 we paid US$ 4.7 million to Ronald S. Lauder, our non executive Chairman and controlling shareholder, reimbursing costs previously incurred by him in pursuing his Czech Republic arbitration. The payment was approved unanimously by the independent directors of the Company following a review of the ways in which the Lauder arbitration contributed to the success of the Company in its UNCITRAL Arbitration.

10b5-1Trading Plan

Fred T. Klinkhammer, our Vice-Chairman, acting pursuant to our insider trading policy has advised the Board that he intends sell up to 900,000 shares of Class A common stock between March 1 and December 31, 2004 under a 10b5-1 Trading Plan.

Related Party Loans

A table of outstanding loans and advances to related parties in all countries in which we operate is shown below

	At December 31, (US$ 000’s)
	2003	2002
Consolidated Balance Sheet Items – Current Assets
Advances to related parties
Boris Fuchsmann	$1,200	$1,000
Inter Media	1,302	1,302
Media Pro Pictures	1,347	700
Tele59	-	1,248

	$3,849	$4,250

Consolidated Balance Sheet Items – Non-Current Assets
Loans to related parties
Boris Fuchsmann	$1,883	$2,838
Other	-	648

	$1,883	$3,486

We received payments against our related party loans during 2003, such that the current portion of the loans reduced to US$ 3.8 million at December 31, 2003 from US$ 4.3 million at December 31, 2002. Non-current loans to related parties decreased in the year to US$ 1.9 million at December 31, 2003 from US$ 3.5 million at December 31, 2002. This reflects a movement of balances from current loans to non-current loans.

VIII. Forward-looking Statements

This report contains forward-looking statements, including statements regarding the future economic climate in our markets, future investments in existing television broadcast operations, the growth potential of the advertising market, anticipated changes in our structure in Romania, business strategies and commitments, anticipated corporate cash expenditures and the timing of the need for additional cash resources. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, affecting the financial position, results of our operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to , the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming, the ability to attract audiences, the rate of development of advertising markets in countries where we currently operate and general market and economic conditions in these countries, the US and Western Europe.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in activities that expose us to various market risks, including the effects of changes in foreign currency exchange rates and interest rates. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain Subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At December 31, 2003 we held no foreign exchange contracts.

Interest Rate Risk Management

None of our debt was maintained with a fixed interest rate as at December 31, 2003 compared to 93% as at December 31, 2002. We have two tranches of debt that provide for interest at a spread above a base rate ( Euro Inter Bank Offered Rate and the Bratislava Inter Bank Official Rate). A significant rise in the base rate of either would not have an adverse effect on our business and results of operations.

Between May 15, 2003 and June 30, 2003, we purchased US$ 16.4 million of our US$ Senior Notes and Euro 18.8 million (approximately US$ 21.5 million) of our Euro Senior Notes at various prices all generating a net cash saving. On August 15, 2003 we redeemed all our remaining Senior Notes at 100% of face value.

Interest Rate Table as at December 31, 2003

Expected Maturity Dates	2004	2005	2006	2007	Thereafter

	US$ 000's
We have no fixed rate debt

Total Debt in Euros 000's
Variable Rate	-	-	-	-	8,000
Average Interest Rate	-	-	-	-	6.00%
Total Debt in Sk 000's
Variable Rate	-	187,000	-	-	-
Average Interest Rate	-	8.13%	-	-	-

Variable Interest Rate Sensitivity as at December 31, 2003

			Yearly interest charge if interest rates increase by (US$000s):

Value of Debt as at December 31, 2003 (US$ 000's)	Interest Rate as at December 31, 2003	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

9,999 (Euro 8 million)	6.0%	$600	$700	$800	$900	$1,000	$1,100
5,682 (Sk 187 million)	8.13%	462	519	575	632	689	746

Total		$1,062	$1,219	$1,375	$1,532	$1,689	$1,846

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the financial statements, the Company discontinued the Czech Republic operations in June 2003 and sold their interest in CNTS, the Czech operating company in October 2003. The gain on sale of CNTS, the net receipt of the arbitration award from the Czech Republic and the results from operations of the Czech Republic are presented in the consolidated statements of operations and cash flows as discontinued operations for all years.

Deloitte & Touche LLP
February 25, 2004
London, United Kingdom

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(US$ 000’s)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$190,314	$49,644
Restricted cash	5,429	6,168
Accounts receivable (net of allowances of $5,625, $7,481, respectively) (Note 5)	30,056	25,873
Other Receivable (Note 6)	20,103	-
Program rights	10,160	10,997
Loans to related parties (Note 17)	3,849	4,250
Asset held for sale	-	5,473
Other short-term assets (Note 10)	4,832	4,141

Total current assets	264,743	106,546
Other short-term assets (Note 10)	1,883	3,486
Other short-term assets (Note 10)	24,412	24,134
Other short-term assets (Note 10)	17,856	14,544
Other Receivable (Note 6)	18,200	-
Other Receivable (Note 6)	9,682	6,982
Other Receivable (Note 6)	17,821	18,201
Other intangibles (Note 7).	8,899	1,798
Other Receivable (Note 6)	2,305	4,286

Total Assets	$365,801	$179,977

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2003 and 2002
(US$ 000’s)

	December 31, 2003	December 31, 2002
LIABILITES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note 16)	$36,749	$40,152
Duties and other taxes payable	16,637	18,088
Income taxes payable (Note 11)	12,715	5,181
Credit facilities and obligations under capital leases (Note 12).	185	8,440

Total current liabilities	66,286	71,861
NON-CURRENT LIABILITES
Credit facilities and obligations under capital leases (Note 12)	16,891	23,124
Senior Notes (Note 12)	-	175,000
Income tax payable (Note 11)	6,000	-
Provision for losses in investments in associated companies	2,106	3,442
Other liabilities	-	407

Total non-current liabilities	24,997	201,973
Minority interests in consolidated subsidiaries	994	2,019
Commitments and Contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at December 31, 2003 and December 31, 2002; issued and outstanding : 19,269,766 at December 31, 2003 and 18,523,768 at December 31, 2002.	1,542	1,482
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at December 31, 2003 and December 31, 2002; issued and outstanding : 7,334,736 at December 31, 2003 and 7,934,736 at December 31, 2002	587	635
Additional paid-in capital	372,662	359,342
Retained earnings/(accumulated deficit)	(105,999)	(452,011)
Accumulated other comprehensive income/(loss)	4,732	(5,324)

Total shareholders' equity/(deficit)	273,524	(95,876)
Total liabilities and shareholders' equity	$365,801	$179,977

All Class A and Class B Common Stock has been retrospectively adjusted to reflect the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003. For further information, see Note 4, "Two-for-One Stock Splits"

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000’s)

	For the Years Ended December 31,
	2003	2002(1)	2001(1)
Net revenues	$118,526	$92,294	$71,369
STATION EXPENSES:
Operating costs	23,525	19,534	19,563
Cost of programming (Note 20).	52,118	36,491	28,556
Depreciation of station fixed assets and other intangibles	4,993	6,715	9,393

Total station operating costs and expenses	80,636	62,740	57,512
Station selling, general and administrative expenses	11,678	12,255	19,771

Operating income/(loss) before corporate expenses	26,212	17,299	(5,914)
CORPORATE EXPENSES:
Corporate operating costs (excluding stock based compensation)	19,303	12,060	7,812
Stock based compensation (Note 13)	13,209	3,754	-
Amortization of goodwill	-	-	1,747

Operating income/(loss)	(6,300)	1,485	(15,473)
Net Interest
Interest income	5,501	1,788	2,225
Interest expense	(11,863)	(17,075)	(17,967)

	(6,362)	(15,287)	(15,742)
Loss on write down of investment	-	(2,,685)	-
Equity on interest/(loss) on onconsoidated affiliates	3,001	2,861	6,387
Other income/(expense)	(216)	1,751	(3,412)
Change in fair value of derivative	-	1,108	(1,576)
Gain on sale of subsidiary	-	-	1,802
Foreign currency exchange gain/(loss), net	(9,994)	(10,195)	1,641

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(19,871)	(20,962)	(26,373)
Provision for income taxes (Note 11)	(3,654)	(3,568)	(1,005)

Income/(loss) before minority interest and discontinued operations	(23,525)	(24,530)	(27,378)
Minority interest in (income)/loss of consolidated subsidiaries	(676)	(576)	2,138

Net income/(loss) from continuing operations	(24,201)	(25,106)	(25,240)
Discontinued operations (Note 21):
Pre-tax income from discontinued operations (Czech Republic)	384,213	11,922	413
Tax on disposal of discontinued operations (Czech Republic)	(14,000)	(1,000)	-
Income from discontinued operations (Hungary)	-	-	2,716

Income/(loss) on discontinued operations	370,213	10,922	3,129

Net income/(loss)	$346,012	$(14,184)	$(22,111)

(1) Reclassified to reflect discontinued Czech Republic operations.

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2003	2002 (1)	2001 (1)

PER SHARE DATA:
Net income/(loss) per share (Note 23)
Continuing operations - Basic and Diluted	$(0.91)	$(0.95)	$(0.95)
Discontinued operations – Basic	13.92	0.41	0.12
Discontinued operations – Diluted	12.41	0.37	0.11
Total Net income/(loss) – Basic	13.01	(0.54)	(0.84)
Total Net income/(loss) – Diluted	$11.60	$(0.54)	$(0.84)

Weighted average common shares used in computing per share amounts (2):
Basic (‘000s)	26,605	26,459	26,449
Diluted (‘000s) (3) - continuing.	26,605	26,459	26,449
Diluted (‘000s) (3) - discontinued	29,828	29,658	28,523

(1) Reclassified to reflect discontinued Czech Republic operations.

(2) All per share data has been adjusted for the two-for-one stock split which occurred on November 5, 2003 (for further information see Note 4, "Two-For–One Stock Split").

(3) Total Net Diluted EPS for the year ended December 31, 2003 includes the impact of 2,527,717 stock options and 696,000 warrants then outstanding. Diluted EPS for year ended December 31, 2002 does not include the impact of 2,503,715 stock options and 696,000 warrants then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive. Diluted EPS for year ended December 31, 2001 does not include the impact of 2,074,915 stock options then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(US$ 000’s)

	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
BALANCE, December 31, 2000		$1,482	$635	$354,532	$(415,716)	$(6,811)	$(65,878)
Comprehensive income/(loss):
Net income/(loss)	(22,111)				(22,111)		(22,111)
Other comprehensive income/(loss):
Unrealized translation adjustments	(807)					(807)	(807)

Comprehensive income/(loss)	$(22,918)

BALANCE, December 31, 2001		1,482	635	354,532	(437,827)	(7,618)	(88,796)
Stock Based Compensation				3,754			3,754
Capital contributed by shareholders				8			8
Warrants Issued				1,048			1,048
Comprehensive income/(loss):
Net income/(loss)	(14,184)				(14,184)		(14,184)
Other comprehensive income/(loss):
Unrealized translation adjustments	2,294					2,294	2,294

Comprehensive income/(loss)	$(11,890)

BALANCE, December 31, 2002		1,482	635	359,342	(452,011)	(5,324)	(95,876)
Stock Based Compensation				13,209			13,209
Stock options exercised		12		111			123
Conversion of Class B to Class A Common Stock		48	(48)				-
Comprehensive income/(loss):
Net income/(loss)	346,012				346,012		346,012
Other comprehensive income/(loss):
Unrealized translation adjustments	10,056					10,056	10,056

Comprehensive income/(loss)	$356,068

BALANCE, December 31, 2003		$1,542	$587	$372,662	$(105,999)	$4,732	$273,524

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (US$ 000’s)

	2003	2002 (1)	2001 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$346,012	$(14,184)	$(22,111)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Loss/(income) from discontinued operations	(370,213)	(10,922)	(3,129)
Equity in income/(loss) of unconsolidated affiliates	(3,001)	(2,861)	(6,387)
Depreciation and amortization	37,394	28,158	26,674
Loss on write down of investment	-	2,685	-
Interest received on loans	(344)	(889)	(400)
Stock based compensation	13,209	3,754	-
Minority interest in loss of consolidated subsidiaries	676	576	(2,138)
Foreign currency exchange loss/(gain), net	9,994	10,195	(1,641)
Net change in:
Restricted cash	1,769	(2,606)	(2,110)
Accounts receivable	(4,361)	(247)	(6,125)
Program rights costs	(33,048)	(23,171)	(15,647)
Loans from related parties	-	-	1,855
Other short-term assets	1,393	787	7,869
Accounts payable and accrued liabilities	(8,106)	1,964	(5,127)
Short term payables to bank	-	(1,576)	1,576
Income and other taxes payable	(2,968)	472	2,091

Net cash provided by/(used in) continuing operating activities	(11,594)	(7,865)	(24,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(7,426)	(4,288)	(2,333)
Dividends from associated companies	3,386	-	-
Investments in subsidiaries and affiliates	(8)	-	-
License costs, other assets and intangibles	(6,032)	(191)	680

Net cash provided by/(used in) investing activities	(10,080)	(4,479)	(1,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases	(15,594)	19,902	(5,899)
Repurchase/redemption of Senior Notes	(183,739)	-	-
Loans and advances with equity investments	2,450	2,253	17,286
Issuance of stock.	123	8	-
Minority interest	-	1,320	2,070
Other long-term liabilities	(400)	-	-

Net cash received from/(used in) financing activities	(197,160)	23,483	13,457

NET CASH RECEIVED FROM/(USED IN) DISCONTINUED OPERATIONS.	358,358	15,634	(2,407)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	1,146	818	(104)
Net increase/(decrease) in cash and cash equivalents	140,670	27,591	(15,457)
CASH AND CASH EQUIVALENTS, beginning of period	49,644	22,053	37,510

CASH AND CASH EQUIVALENTS, end of period	$190,314	$49,644	$22,053

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$14,923	$14,536	$15,106
Cash paid for income taxes (net of refunds)	$4,204	$326	$261
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Acquisition of property, plant and equipment under capital lease	$-	$-	$344
(1) Reclassified to reflect discontinued Czech Republic operations.

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June, 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and networks in Central and Eastern Europe.

Romania

Operating Companies : MPI and Media Vision

Our interest in our Romanian operation is governed by a Co-operation Agreement (the "Romanian Agreement") between Adrian Sarbu, Ion Tiriac and ourselves, forming Media Pro International S.A. ("MPI"), through which the PRO TV, ACASA and PRO TV INTERNATIONAL networks were initially operated. MPI initially provided programming to and sold advertising for the stations which comprise the PRO TV, ACASA and PRO TV INTERNATIONAL networks. Subsequent to the adoption of a new Media Law in 2002, MPI has been transformed into a service providing company to the license companies that now own and operate their licenses.

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

Following the adoption of the new Media Law, on March 21, 2003 we agreed with Adrian Sarbu and Ion Tiriac to increase our stake in the main license holding company, Pro TV SRL and convert it into a joint stock company now described as Pro TV SA ("Pro TV"). Simultaneously the articles of that company were modified so as to replicate the Council of Administration and minority shareholder protective rights as exist in MPI. The next stage in the re-organization assumed a transfer of all audio-visual licences held by Media Pro to Pro TV. This transfer was submitted for the approval of the Romanian Media Council and was initially rejected since the Romanian Media Council believed that the combination of all the licences into Pro TV would exceed the 30% threshold of audience share stipulated by the audio-visual law. We believe the combined audience share does not exceed the 30% threshold. The Romanian Media Council prolonged the compliance term at a meeting dated October 28, 2003 for a further six months so as to allow time to prepare a market research report or to adopt a new strategy. We are currently working with our local shareholders to prepare documentation to transfer only the television licenses from Media Pro to Pro TV as the Romanian Media Council has verbally stated that this would be approved. The future of the radio licenses currently held by Media Pro will be decided upon receiving the results of an independently commissioned market research report.

In addition, in Romania, we have a 70% voting interest and share of profits in Media Vision SRL ("Media Vision"), a production and subtitling company.

License Companies : Pro TV and Media Pro

We own a 66% voting and profits interest in Pro TV which holds 19 of the 22 licenses for the stations which comprise the PRO TV and PRO TV INTERNATIONAL network. Messrs. Sarbu and Tiriac own substantially all of the remainder of the voting and profits interests of Pro TV. The remaining three licenses for the PRO TV network together with the licenses for ACASA and the PRO FM and PRO AM radio networks are held by Media Pro, in which we hold 44% of the voting interest and share of profits. The remainder is owned by Messrs. Sarbu and Tiriac.

Slovenia

Operating Company : Pro Plus

Following the receipt by Pro Plus of an approval from the Ministry of Culture of Slovenia to own more than 20% of two broadcasters, we have restructured our Slovenian operations. As of January 30, 2003, Pro Plus owns 100% of Pop TV and Kanal A; and we own 96.85% of the equity in Pro Plus and have a corresponding share of profits. Prior to January 30, 2003 we owned 78% of the equity and an 85.5% share of profits of Pro Plus. Pro Plus provides programming to and sells advertising for the broadcast license-holders Pop TV and Kanal A.

In connection with the restructuring of Slovenian operations (see Note 8, "Slovenian Reorganization"), we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for a period of approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed thereafter until December 31, 2006, when the call expires.

License Companies : Pop TV and Kanal A

As of January 30, 2003, Pro Plus owns 100% of the equity of Pop TV and Kanal A. Pop TV holds all of the licenses for the POP TV network and Kanal A holds all the licenses for the KANAL A network. Pro Plus has entered into an agreement with each of Pop TV and Kanal A, under which Pro Plus provides all programming to the POP TV network and the KANAL A network and sells advertising for each network.

Slovak Republic

Operating Company : STS

Our interest in STS is governed by a Participants Agreement (the "Slovak Agreement") between us and Markiza. Pursuant to the Slovak Agreement, we are required to fund all of the capital requirements of STS, we hold a 49% voting interest in STS and we are entitled to a 70% share of profits of STS. Markiza, which holds the television broadcast license, and STS have entered into a series of agreements under which STS is entitled to conduct television broadcast operations pursuant to the license. Our share in STS' profit shall be increased by 3% for every additional US$ 1 million invested in STS by us. A Board of Representatives directs the affairs of STS, the composition of which includes two of our designees and three designees of Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of shareholders (Markiza and ourselves) and require a 67% affirmative vote of the shareholders.

License Company : Markiza

In the first quarter of 2002, we acquired a 34% interest in Markiza. We areentitled to 70% of STS' profits as opposed to 80% prior to the acquisition. The objective of our transfer of 10% of the Company's economic interest in STS in exchange for a 34% voting interest in Markiza with a 0.1% share of profits was to improve the security of our investment in the operations in the Slovak Republic by obtaining a significant influence over Markiza.

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

As a result of the transaction we also received the right of first refusal to purchase Markiza shares if they were sold in the future. This right allows us to have some control over our choice of shareholders. Additionally, by virtue of our executive appointment we now have a direct voice at the Slovak Media Council which we have actively used to make our views known on regulatory issues.

When the opportunity arose to make this exchange, we understood that we would be sacrificing a ten percent direct interest in the economic value of STS. However, in the context of our total operations, the prevention of a misappropriation of our asset similar to that which occurred in the Czech Republic was deemed critical by management and the Board. We concluded therefore that the reduction in our economic interest was warranted in order to mitigate that risk exposure and that it was in the best interests of our shareholders and bondholders.

We did not consider that the fair value of the acquired interest in Markiza was readily determinable. We, however, determined the fair value of the transferred interest in STS was in excess of its book value of US$ 2.7 million.

The purchase of the shares in Markiza triggered a review of valuation of all of our operations in the Slovak Republic to ensure that the fair value of our remaining position in STS was not impaired. We tested our remaining investment in STS for impairment using the methodology as set out by FASB 142, "Goodwill and Other Intangible Assets". We also considered the value of our investment in Markiza subsequent to this exchange under the accounting standard APB 18, "The Equity Method of Accounting for Investments in Common Stock". This was deemed necessary because the transaction had been carried out to obtain the benefits described above that were not related to financial returns from our investment in Markiza, which we knew to be minimal.

We determined that the fair value of STS remained well above our book value. However, the carrying value that we held for Markiza could not be justified by either our share of Markiza’s future profits or any likelihood of resale to third parties. We have therefore impaired our investment in Markiza to zero and charged the Consolidated Statement of Operations with US$ 2.7 million in the first quarter of 2002 which reflected the book value of our 10% share of profits in STS given up in the exchange.

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

Innova provides programming and production services to Studio 1+1 Ltd ("Studio 1+1"), the license holding company. From January 1, 2001, the sale of Studio 1+1’s advertising air time has been out-sourced to Video International, a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest.

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. At present our interest in Studio 1+1 is, indirectly, 18%. Existing agreements commit all the shareholders of Studio 1+1 to increase our direct holding , or that of one of our subsidiaries, when legislation permits this.

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

The first instalment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million instalment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$ 1.0 million if payment of the full amount is received prior to July 15, 2004.

The outstanding payment is secured by 250,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic. Ceska pojistovna, a.s. is listed on the Prague Stock Exchange and as at December 31, 2003 these shares were valued at Czech Koruna 2.1 billion (approximately US$ 80 million).

2. FINANCING OF OPERATING AND CAPITAL NEEDS

We had cash and cash equivalents of US$ 190.3 million at December 31, 2003 to enable us to finance our future activities compared to US$ 49.6 million as at December 31, 2002.

On May 19, 2003, we received US$ 358.6 million from the Czech Republic government in final settlement following our UNCITRAL Arbitration. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. The first instalment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million instalment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20.0 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005.

Between May 15, 2003 and June 30, 2003 we purchased US$ 16,449,000 of our US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of our Euro Senior Notes at various prices all generating a net cash saving. On August 15, 2003, we redeemed all of the remaining Senior Notes at 100% of face value. On May 29, 2003, we settled our outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15.3 million. No additional warrants were issued. On May 27, 2003, we repaid our outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of Kc 253,262,000 (approximately US$ 9.2 million).

Our future cash needs, over and above working capital requirements, will depend on our overall financial performance and our future acquisition and development decisions.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

The laws under which our operating companies are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of our Dutch and Netherlands Antilles subsidiaries, our voting power is sufficient to compel the making of distributions. In the case of MPI or Pro TV SA, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote can compel Pro TV to make distributions. In Slovenia dividends may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 5% of net profits but not more than 10% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. We cannot compel the distributions of dividends by STS. Our voting power in the Studio 1+1 Group is sufficient to compel the distribution of dividends. To date, the only subsidiary to distribute dividends has been STS.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies are summarized as follows:

Basis of Presentation

The financial statements of entities in which we hold a majority voting interest are consolidated. Entities in which we do not hold a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method. Consequently, the accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries and the results of the Romanian, Slovenian and certain entities of the Ukraine operations (the "Consolidated Entities"), as consolidated entities and reflect the interests of the minority owners of these entities for the periods presented, as applicable. The results of the Slovak Republic, one of the license companies in Romania and certain entities of the Ukrainian operations, (the "Unconsolidated Affiliates") in which we have, or during the periods presented had, minority or non-controlling ownership interests, are included in the accompanying consolidated financial statements using the equity method. During 2003, we disposed of our Czech operations; all results and gain/(loss) on this disposal have been treated as discontinued operations. Note 25 details the consolidation policy for each legal entity in which we have an interest.

Revenue Recognition

Revenues primarily result from the sale of advertising time and are recognized at the point when advertising is broadcast. Our policy is that discounts and agency commissions are recognized at the point when the advertising is broadcast and are reflected as a reduction in net revenue. For each of our stations:
●	Contracts are agreed with all of our customers before an advertising spot is aired;
●	Delivery (i.e. airing of the advertisement) is measured through our as-run log and also by a third party measurement agency;
●	Price is fixed according to the pre- agreed contract; and
●
Revenue is recognized if collection is reasonably assured. We have credit controls and cash collection processes in place. In all stations other than Romania we have had a good collection history. In Romania we have had a good collection history for 2002 and 2003.

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

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents includes unrestricted cash and short-term investments.

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

Program Rights and Production Costs

Program rights acquired by us under license agreements and the related obligations incurred are recorded as assets and liabilities when the program is available and the license period begins. The assets are amortized by 100% on a first showing, apart from feature films which are amortized by 90% for the first run and 10% for the second run. The unamortized cost of such rights and liability for future payments under these agreements are included in the accompanying Consolidated Balance Sheets. Amortization estimates for program rights are reviewed periodically and adjusted accordingly.

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

Broadcast license costs relate to costs incurred to obtain licenses to use transmitters in regions within Slovenia. License acquisition costs represent the fair value of broadcast licenses and the related direct costs incurred to acquire these licenses in Slovenia and Romania. We treat these costs as indefinite lived assets under paragraph 11 of FAS142 for the following reasons:

●	We intend to renew the licenses into the foreseeable future;
●	We have precedents of renewals;
●	We do not expect any significant cost to be incurred as part of a future license renewal and no costs have been incurred in the renewals to date in Slovenia and Romania; and
●	We have not experienced any historical evidence of a compelling challenge to our holding these licenses in these countries.

We do not foresee that the technology used to exploit these licenses will undergo significant changes in the foreseeable future. We do not consider that the advent of digital broadcasting nor any other technological development would impact on the way in which we broadcast our signal.

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

Income Taxes

We account for income taxes under the asset and liability method as set out in FAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

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

Stock-Based Compensation

We account for employee stock option awards granted, modified or settled since January 1, 2003 according to SFAS 148, "Accounting for Stock-Based Compensation – Transition & Disclosure", ("SFAS 148") whereby compensation costs are determined when options are issued and are measured under the fair value method required by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123)". We have adopted SFAS 123 prospectively on January 1, 2003. In prior periods the intrinsic method of accounting under APB No 25 has been used, accounting for all employee awards granted, modified or settled after that date under the fair value method. We have issued stock options with exercise prices equal to the market value of the underlying stock on the date of grant. (See Note 13, "Stock Option Plans").

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

		Year Ended December 31,
		(US$ 000’s, except per share data)

		2003	2002	2001

Net Income/(Loss)	As Reported	$346,012	$(14,184)	$(22,111)
Add back: Variable Plan stock based compensation expense	As Reported	261	-	-
Add back: Fixed Plan stock based compensation expense	As Reported	12,948	3,754	-

Net Income/(Loss) prior to any Stock Based Compensation expense	As Reported	359,221	(10,430)	(22,111)
Deduct: Stock based compensation expensed in the current period	As Reported	(13,209)	(3,754)	-
Deduct: Stock based compensation expense determined under fair value based method for all awards made prior January 1, 2003, net of related tax effects	Pro Forma Expense	(569)	(639)	(673)

Net Income/(Loss)	Pro Forma	$345,443	$(14,823)	$(22,784)

Net Income/(Loss) Per Common Share – Basic:	As Reported	$13.01	$(0.54)	$(0.84)
	Pro Forma	$12.98	$(0.56)	$(0.86)

Net Income/(Loss) Per Common Share –Diluted:	As Reported	$11.60	$(0.54)	$(0.84)
	Pro Forma	$11.58	$(0.56)	$(0.86)

Derivative Instruments and Hedging Activities

We account for the fair value of derivative instruments in accordance with FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in Other Comprehensive Income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. As at December 31, 2003, we had no derivative instruments.

Reclassifications

Certain reclassifications were made to prior period amounts to conform to current period classifications.

Recent Accounting Pronouncements

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

In December 2003 , the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities Revised" (FIN 46(R)) which modifies the scope exceptions provided in FIN 46. As at December 31, 2003, we held no special purpose entities and therefore will not be required to adopt FIN 46(R) before the end of the first reporting period that ends after March 31, 2004. This effective date includes those entities to which FIN 46 was previously applied.

We are continuing to review whether any of our interests in companies that are not at present consolidated may require consolidation under FIN 46(R) and have accordingly deferred implementation. The review includes our interest in Studio 1+1, the license company in Ukraine. Summary financial information for Studio 1+1 is included in Note 18, "Summary Financial Information for Unconsolidated Affiliates". We have, to date, consolidated 100% of Studio 1+1's losses. The losses as at December 31, 2003 were US$ 1.8 million. It is reasonably possible that we will consolidate Studio 1+1 upon adoption of FIN 46(R).

Stock Based Compensation

In December 2002, the FASB issued SFAS 148. This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. Under the guidance of SFAS 148, we have adopted SFAS 123 prospectively on January 1, 2003. In prior periods the intrinsic method of accounting under APB No 25 has been used, accounting for all employee awards granted, modified or settled after that date under the fair value method. There has been no impact on the consolidated financial statements. (For further detail, see Note 13, "Stock Option Plans").

SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities"

In April 2003 the FASB issued SFAS No. 149 . The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements.

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

We adopted the provisions of SFAS No. 149 on May 1, 2003. The adoption of this Statement has had no material impact on its results of operations and financial position.

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of this statement have not had a significant impact on the statement of financial position.

4. TWO-FOR-ONE STOCK SPLITS

On December 16, 2002 a duly authorized committee of the Board of Central European Media Enterprises Ltd. approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of December 30, 2002 and the additional share was distributed on January 10, 2003.

On October 14, 2003 a duly authorized committee of the Board of Central European Media Enterprises Ltd. approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of October 27, 2003 and the additional share was distributed on November 5, 2003.

The two-for-one stock splits: (i) had no effect on the par value of our Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of our Class A Common Stock from US$ 373,395 to US$ 1,486,168; and (iii) increased the value of the authorized share capital of our Class B Common Stock from US$ 158,695 to US$ 634,779. On December 29, 2003, 600,000 shares of Class B Common Stock owned by RSL Capital LLC, a company wholly owned by Ronald S. Lauder, were converted into 600,000 shares of Class A Common Stock (par value of US$ 48,000), which decreased Class B Common Stock to US$ 586,779.

All share and per share information in this Form 10-K has been retroactively adjusted to reflect both two-for-one stock splits.

5. ACCOUNTS RECEIVABLE

The following represent trading balances in the ordinary course of business:

	For the Year Ended December 31,
	(US$ 000’s)
	2003	2002

Trading:
Third-party customers	$31,944	$28,838
Less: allowance for bad debts	(5,232)	(6,559)
Related parties	3,211	3,518
Less: allowance for bad debts	(131)	(278)

Total	29,792	25,519
Other:
Related parties	526	998
Less: allowance for bad debts	(262)	(644)

Total	$30,056	$25,873

6. OTHER RECEIVABLE

	For the Year Ended December 31,
	(US$ 000’s)
	2003	2002

Short-term	$20,103	$-
Long-term	18,200	-

Total	$38,303	$-

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The first instalment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million instalment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20.0 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$ 1.0 million if payment of the full amount is received prior to July 15, 2004. We do not believe that we will receive full payment prior to July 15, 2004 and have therefore not accounted for any discount.

The outstanding payment is secured by 250,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic. Ceska pojistovna, a.s. is listed on the Prague Stock Exchange and as at December 31, 2003 these shares were valued at Czech Koruna 2.1 billion (approximately US$ 80 million).

7. GOODWILL AND INTANGIBLE ASSETS

Effective with the adoption of FAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. We completed our initial assessment of goodwill impairment in the second quarter of 2002, and its annual assessment in the fourth quarter of 2002 and 2003, which resulted in no impairment charges. We assess goodwill impairment in the fourth quarter of each year.

Goodwill represents our excess cost over the fair value of net assets acquired. Our goodwill arose on our acquisitions in Slovenia and Ukraine. Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142. In accordance with FAS No. 142, if the fair value of a reporting unit does not exceed its carrying amount, the carrying amount of reporting unit goodwill is compared to the implied fair value of that goodwill and an impairment loss is recognized in an amount equal to any excess, up to the carrying amount of goodwill. Our operations in both Slovenia and Ukraine have been determined to be reporting units. Fair value of these reporting units is estimated through reference to their estimated future cash flows and other internal and external factors. These estimates of future cash flow are prepared using supportable assumptions about future events and uncertainties and involve the use of a discount rate that reflects consistent assumptions. On an annual basis, we compare the book value of our indefinite-lived assets with their estimated fair values. Fair value of broadcast licenses is determined based on our estimate of the resale value of a license company in Slovenia without an operations station or production facility. Fair value of license acquisition costs is determined based on our estimate of the cost to set up a broadcast license company in Eastern Europe.

The following transitional pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the twelve months ended December 31, 2001.

	For the Year Ended December 31, 2001
	Net Income/(Loss) (US$ 000’s)	Net Income/(Loss) per Share
Amounts as reported	$(22,111)	$(0.95)
Amortization, net of income taxes	1,747	0.07

Total	$(20,364)	$(0.88)

As no amortization expense was recorded during the years ended December 31, 2003 and 2002, pro forma net loss and pro forma loss per share are equal to reported net loss and loss per share for the year.

The carrying amount of goodwill and other intangibles as at December 31, 2003, 2002 and 2001 is as follows:

Goodwill:

	For the Year Ended December 31, 2003 (US$ 000’s)
	Slovenian operations	Ukrainian operations	Total
Carrying amount as at December 31, 2001	$12,715	$4,096	$16,811
Foreign exchange movements	1,390	-	1,390

Carrying amount as at December 31, 2002	14,105	4,096	18,201
Foreign exchange movements	(380)	-	(380)

Carrying amount as at December 31, 2003	$13,725	$4,096	$17,821

Other intangibles:

	For the Year Ended December 31, 2003 (US$ 000’s)
	License acquisition cost	Broadcast license	Trademarks	Total
Carrying amount as at December 31, 2001	$1,628	$154	$-	$1,782
Foreign exchange movements	-	16	-	16

Carrying amount as at December 31, 2002	1,628	170	-	1,798
Addition (see Note 8)	-	4,603	2,479	7,082
Foreign exchange movements	-	19	-	19

Carrying amount as at December 31, 2003	$1,628	$4,792	$2,479	$8,899

All license costs and other intangibles are assets with indefinite useful lives and are subject to an annual impairment review. There is no anticipated amortization.

8. SLOVENIAN REORGANIZATION

On January 30, 2003 we completed a reorganization in Slovenia whereby we increased our 78% interest in Pro Plus to 96.85%. The remaining 3.15% share is owned by the general director of Pro Plus, Mr. Marijan Jurenec. Additionally, Pro Plus acquired 100% of the ownership shares of Kanal A and Pop TV. The reorganization was the result of consideration paid by us in the amount of Euro 5.0 million cash (approximately US$ 6.3 million) and the surrender of a 33% economic interest and a 10% direct interest in Tele 59, an entity previously accounted for by the equity method.

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with Mr. Jurenec. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006. As of December 31, 2003, the put option has been fair valued as part of the below FAS 141 purchase price allocation with EITF 00-6, "Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary". We have assigned a US$ nil value to the put option using the Black Scholes valuation methodology and have not therefore recorded the put option in the financial statements.

In accordance with FAS 141, we have finalized our purchase price allocation which has resulted in US$ 4.6 million being assigned to broadcast licenses and US$ 2.5 million being assigned to trademarks, all of which were previously allocated to goodwill. The broadcast license and trademark both have been assigned an indefinite life and therefore not amortized.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:

		December 31

	Useful Lives Years	2003 US$ 000’s	2002 US$ 000’s

Land and buildings	25	$10,125	$9,949
Station machinery, fixtures and equipment	4-8	49,188	47,169
Other equipment	3-8	7,461	3,971
Software license	3-5	3,783	4,109
Construction in progress	-	2,427	231

		72,984	65,429
Less – Accumulated depreciation		(55,128)	(50,885)

		$17,856	$14,544

Assets held under capital lease
Land and buildings		$915	$784
Station machinery, fixtures and equipment		309	264

		1,224	1,048
Depreciation		(207)	(167)

Net Book Value		$1,017	$881

10. OTHER ASSETS

Other assets consist of the following:

	December 31,

	2003 US$ 000’s	2002 US$ 000’s

Current:
VAT recoverable	$128	$118
Pre-paid expenses	3,799	3,644
Other	905	379

	$4,832	$4,141

Long term:
Satellite transponder deposits (See Note 14, "Commitments and Contingencies")	$-	$852
Capitalized debt costs	-	2,184
Programming deposits	1,143	-
Other	1,162	1,250

	$2,305	$4,286

In 2003 we terminated our holding company satellite contracts. Until termination we sub-leased the satellites we held to third parties. As a result of the termination, we released the deposits held on behalf of third parties.

Capitalized debt costs represent the costs incurred in connection with obtaining debt financing. Between May 15, 2003 and June 30, 2003 we purchased US$ 16,449,000 of our US$ Senior Notes and Euro 18,793,000 (approximately US$ 21.5 million) of our Euro Senior Notes and on August 15, 2003, we redeemed all of the remaining Senior Notes at 100% of face value. Therefore, as at December 31, 2003, we have no capitalized debt costs.

11. INCOME TAXES PAYABLE

The provision for income taxes consists of:

	For the Year Ended December 31,
	(US$ 000’s)
	2003	2002
Current Income tax expense:
Domestic	$911	$3,182
Foreign	3,110	386
Deferred tax benefit	(367)	-

Provision for income taxes	$3,654	$3,568

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2003 and 2002:

	For the Year Ended December 31,
	(US$ 000’s)
	2003	2002
Income taxes at Netherlands Rates (34.5% for all years)	$(6,855)	$(7,232)
Difference between Netherlands rates and rates applicable to international subsidiaries	6,117	7,735
Tax effect of permanent differences	455	-
Effect of change in tax rate (Ukraine)	68
Change in valuation allowance .	3,106	65
Other (Netherlands tax settlement)	763	3,000

Provision for income taxes	$3,654	$3,568

The following table shows the significant components included in deferred income taxes as at December 31:

	For the Year Ended December 31,
	(US$ 000’s)
	2003		2002
Assets:
Tax benefit of loss carry forwards and other tax credits	$10,061		$8,630
Property, plant and equipment	254		-
Temporary difference due to timing	2,089		24
Liabilities:
Property, plant and equipment	-		-
Temporary difference due to timing	(277)		-

Gross deferred income tax assets	$12,127		$8,654
Valuation allowance	(11,760)		(8,654)

Net deferred income tax assets / (liability)	$367	$	Nil

We have provided a valuation allowance against potential deferred tax assets of US$ 11.8 million and US$ 18.6 million as at December 31, 2003 and 2002, respectively since it has been deemed more likely than not that the benefits associated with these assets will not be realized. As at December 31, 2003 we have US$ 0.4 million of net deferred income assets, carried for use in future years (2002: nil).

We have operating loss carry-forwards that will expire in the following periods:

US$ 000's
2004	$36,333
2005	9,998
2006	1,002
2007	141

Total	$47,474

We have evaluated forecasts of our Dutch tax liabilities based on our inter-company loans and have provided US$ 6.0 million of additional tax which is required to be paid, should our taxable income fall below the minimum amount agreed with the Dutch tax authorities over the next 6 years. Since over 50% of our inter-company loans are at variable rates, should US$ interest rates rise significantly, our interest income will rise and the provision will fall. We have charged US$ 14.0 million in our 2003 consolidated statement of operations and we had previously provided US$1.0 million in 2002.

No deferred taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in our overseas operations.

12. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

		For the Year Ended December 31,
		(US$ 000’s)
		2003	2002

CME B.V.
GoldenTree Asset Management Facility	(a)	$-	$14,193
Ceska Sporitelna Loan	(b)	-	8,304
STS Loan	(c)	6,245	2,606
Slovenian Operations
Long-term loan	(d)	10,015	5,643
Capital lease, net of interest, and unsecured short-term loans		641	582
Ukrainian Operations
Capital lease, net of interest, and unsecured short-term loans	(e)	175	236

Total current and non-current maturities		17,076	31,564

Less current maturities		(185)	(8,440)

Total non-current maturities		$16,891	$23,124

CME B.V.

(a) On August 5, 2002, CME Media Enterprises BV, our wholly owned subsidiary, borrowed US$ 15.0 million. On May 29, 2003, we settled this debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15.3 million.

(b) On August 1, 1996, we entered into an agreement for the purchase of the 22% economic interest of Ceska Sporitelna Bank ("CS") in CNTS (our then operating company in the Czech Republic) and virtually all of CS's voting rights in CNTS for a purchase price of Kc 1 billion (approximately US$ 33 million). We borrowed Kc 253.3 million (approximately US$ 9.2 million) and the loan was due to mature in November 2005. On May 27, 2003, the Company repaid its outstanding debt and accrued interest to CS for a sum of Kc 253.3 million (approximately US$ 9.2 million).

(c) A loan of Sk187 million (approximately US$ 5.7 million) from our unconsolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate ("BRIBOR") 3 month rate plus 2.2% (BRIBOR – 3 month as at December 31, 2003 was 5.9%). Outstanding interest as at December 31, 2003 was US$ 0.5 million. The loan is due to be repaid in full on December 1, 2005.

Slovenia

(d) In December 2002, Pro Plus entered into a loan agreement for a facility of up to Euro 8.0 million (approximately US$ 10.0 million) with Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d. which matures in December 2008. Loans under this facility are secured by the real property, fixed assets and receivables of Pro Plus. During the term of the loan, Pro Plus is required to keep Euro 0.9 million (approximately US$ 1.1 million) on deposit with BACA. As at December 31, 2003, Euro 8.0 million (approximately US$ 10.0 million) was drawn down on this agreement. This loan bears a variable interest rate of the European Inter-Banking Official Rate ("EURIBOR") 6 month rate plus 3.0% (EURIBOR – 6 month as at December 31, 2003 was 3.0%). As at December 31, 2003 a rate of 6.0% applied to this loan.

Ukraine

(e) In 2001 Innova signed a lease agreement for uplink transmission equipment. The capital lease matures in 2005 and bears interest at a rate 10%.

Total Group

At December 31, 2003, the maturity of our two tranches of debt are as follows:

Loan	Maturity Date
Sk187 million (approximately US$ 5.7 million) from our unconsolidated affiliate, STS	December 1, 2005
Euro 8.0 million (approximately US$ 10.0 million) with BACA	December 16, 2008

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under non-cancellable operating leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2003:

At December 31, 2003 (US$ 000’s)

2004	$246
2005	179
2006	125
2007	125
2008	125
2009 and thereafter	264

1,064
Less: amount representing interest	(248)

Present value of net minimum lease payments	$816

Senior Notes

	For the Year Ended December 31,
	(US$ 000’s)
	2003	2002

US$ 100 million 9 3/8% Senior Notes	$-	$99,964
Euro 71.6 million 8 1/8% Senior Notes	-	75,036
Total	$-	$175,000

On August 20, 1997, we issued Senior Notes of US$ 100 million at 9?% and Euro 71.6 million (approximately US$ 89.5 million) at 8?%, due 2004 (collectively the "Senior Notes"). The Senior Notes were redeemable at our option, in whole or in part, at any time on or after August 15, 2003 at face value.

Between May 15, 2003 and June 30, 2003, we purchased US$ 16.4 million of our US$ Senior Notes and Euro 18.8 million (approximately US$ 21.5 million) of our Euro Senior Notes at various prices all generating a net cash saving. The premium paid above the face value of the Senior Notes on repurchase and cancellation is recognized in our Consolidated Income Statement as a loss of US$ 0.3 million and led to an interest saving of approximately US$ 0.7 million .

On August 15, 2003 we redeemed all the remaining Senior Notes at face value.

Debt of Unconsolidated Affiliates

In addition to the above, one of our non-consolidated entities had the following loans:

Page 77

(1)
A Slovak Republic bank, Vseobecna uverova banka a.s.,( "VUB"), has lent STS Sk 150 million (approximately US$ 4.5 million), a facility supported by charges over the assets and receivables of STS. The facility was provided by way of a loan to STS of up to Sk 100 million (approximately US$ 3.0 million) and by way of an overdraft facility of up to Sk 50 million (approximately US$ 1.5 million). The overdraft was available for the period from July 18, 2002 to July 16, 2003 and was repaid in full on that date. Repayments by STS are due to the lender by way of six-monthly installments of Sk 5 million (approximately US$ 0.2 million) commencing on June 25, 2003 and ending on December 20, 2005 on which date an additional balloon payment of Sk 70 million (approximately US$ 2.1 million) is due. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate ("BRIBOR") 3 month rate plus 1.7% (BRIBOR – 3 month as at December 31, 2003 was 5.9%). A facility fee of Sk 350,000 (approximately US$ 9,000) was paid. As at December 31, 2003 Sk 90 million (approximately US$ 2.7 million) was outstanding on this agreement (2002: Sk 100 million, approximately US$ 3.0 million).

In November 2003, Studio 1+1 an 18% owned affiliate and the license holder within the Studio 1+1 Group fully repaid its loan with Va Bank in Ukraine. As at December 31, 2002 US$ 2.3 million was outstanding on this loan.

13. STOCK OPTION PLANS

The Company accounts for employee stock option awards granted, modified or settled since January 1, 2003 according to SFAS 148, "Accounting for Stock-Based Compensation – Transition & Disclosure", whereby compensation costs are determined consistent with the fair value approach required by SFAS 123, "Accounting for Stock-Based Compensation".

2003 Option Grants

Pursuant to the 1995 Amended Stock Option Plan, an automatic grant of 112,000 stock options was made to non-employee directors on May 22, 2003, with a vesting period of 5 years, and the Compensation Committee awarded 140,000 stock options, with vesting periods of 3 years, to employee-executives on May 29, 2003. The fair value of each option is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used:

Date of Option Grant	Risk Free Interest Rate
22 May 2003 – 5 year rate	2.32%
29 May 2003 – 3 year rate	1.56%

Expected dividend yields for the 2003 awards are assumed to be 0%; expected lives are estimated at 6 years; expected stock price volatility is calculated as 56.66% based on the 2003 first half year daily closing prices. The weighted average fair value of each option granted in 2003 was US$ 5.72.

In accordance with SFAS 123 the total fair value for these awards of US$ 1.4 million is recognized in the Statement of Operations using straight-line amortization over the vesting period of the awards. In the twelve months to December 31, 2003 a total charge of US$ 0.3 million was recognized.

Plan Summary

A summary of the status of our stock option plans at December 31, 2003, 2002, and 2001 and changes during the years 2003, 2002, and 2001 are presented in the table and narrative below.

	December 31, 2003

	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	2,503,715	6.40	0.16 – 33.50
Granted	252,000	10.64	10.37 – 11.44
Exercised	(145,998)	0.83	0.16 – 2.14
Forfeited	(82,000)	7.83	5.72 – 33.50

Outstanding at end of year	2,527,717	7.10	0.16 – 33.50

	December 31, 2002

	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	2,074,915	7.56	0.16 – 33.50
Granted	466,000	2.08	1.96 – 2.14
Exercised	(10,000)	0.84	0.84
Forfeited	(27,200)	22.51	20.00 – 23.00

Outstanding at end of year	2,503,715	6.40	0.16 – 33.50

	December 31, 2001

	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	1,959,995	9.28	0.20 – 33.50
Granted	248,000	0.17	0.16 – 0.27
Exercised	(7,000)	0.20	0.20
Forfeited	(126,080)	20.19	11.44 – 33.50

Outstanding at end of year	2,074,915	7.56	0.16 – 33.50

At December 31, 2003, 2002 and 2001, 1,712,351, 1,678,316 and 1,163,496 options were exercisable, respectively.

Stock based compensation charged to consolidated statement of operations

The charge for stock based employee compensation in our consolidated income statement can be summarized as follows:

	Year Ended December 31,
	(US$ 000’s, except per share data)

	2003	2002	2001

Stock based compensation charged under FIN 44	$12,948	$3,754	$-
Stock based compensation charged under SFAS 148	261	-	-
Total stock based compensation	$13,209	$3,754	$-

Stock Appreciation Rights

On September 18, 1998, we adopted the Stock Appreciation Rights Plan. This plan allows us to grant up to 1,000,000 Stock Appreciation Rights (SARs). The SARs are subject to the same vesting and other general conditions as options granted under the 1995 Amended Stock Option Plan. When the SARs are exercised the employees would receive in cash the amount by which our stock price exceeds the exercise price at the time of exercise, if any, rather than purchase our shares. On September 3, 1998, 145,350 SARs were granted. All outstanding SARs expired on September 3, 2003 as they reached their five year life. No amount has been charged to the Statement of Operations in respect of these SARs in any year including the current year, because our stock price never exceeded the exercise price at any year end since the SARs were granted.

Stock Based Compensation

In March 2000 the Board of Directors, acting on the recommendation of the Compensation Committee and without the participation of Fred T. Klinkhammer, then Chief Executive Officer, cancelled all previously granted options to acquire shares of Class A Common Stock, which had been granted under his employment agreements. The Compensation Committee then awarded Fred T. Klinkhammer the option to acquire shares of Class A Common Stock at an exercise price equal to the market price on that day. The new award was approved by the shareholders at the 2000 Annual General Meeting of Shareholders.

This modification resulted in variable accounting for the replacement award for the remainder of the award’s life. The change from a fixed to a variable plan results in a compensation charge to the Statement of Operations reflecting the difference in the market price of the options, at the reporting date, less the option strike price for the number of options vested.

In relation to APB 25 "Accounting for Stock Issued to Employees", the Company's stock based compensation charge, calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation", for 2003 and 2002 was US$ 12.9 million and US$ 3.7 million, respectively, primarily due to an increase in the Company's stock price during the periods.

Warrants

As a result of our 2002 transaction with GoldenTree Asset Management LLC, 696,000 Class A warrants with an exercise price of US$ 2.504 were registered with the SEC on February 4, 2004 and exercised on February 19, 2004. We received US$ 1.7 million on exercise and the stock issued is included in our 20,045,766 of Class A Common Stock outstanding as at February 20, 2004.

14. COMMITMENTS AND CONTINGENCIES

Litigation

Czech Republic

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration.

Ukraine

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 of its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine.

AITI’s allegations were that Studio 1+1 has, in effect, been granted two licenses by the Ukraine TV Council, entitling it to in excess of 32 hours of broadcast time a day on Ukraine's nationwide Channel N2 (UT-2). Further, AITI alleged that Studio 1+1 never paid the required license fee. After the more senior Court of Cassation had ruled on November 1, 2002 that the lower Economic Court of Kiev must re-hear the case, a new court date of February 5, 2003 was set. On April 9, 2003 the Economic Court of Kiev dismissed the claim brought by AITI. This judgment was appealed by AITI to the Court of Appeal, which upheld the ruling by way of a decision handed down on June 19, 2003.

AITI subsequently appealed to the Court of Cassation, which initially rejected their request for an appeal on the grounds it was incorrectly filed. AITI requested that the Supreme Court of Ukraine rule that the appeal must be accepted for consideration by the Court of Cassation The Supreme Court of Ukraine subsequently ordered that the Court of Cassation should accept the appeal and the hearing date for this has been set for April 6, 2004.

We believe that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. The Economic Court of Kiev’s ruling dismissing AITI’s claim on April 9, 2003 and the Court of Appeal's affirmation of that decision on June 19, 2003 supports our belief that AITI’s further appeal to the Court of Cassation will also be rejected. However, if the decision in the Ukraine court system is ultimately unfavorable, it could result in the loss of the broadcast license of Studio 1+1.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Slovenia

On November 20, 2002, we received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV.In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 0.9 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. We believe Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

General

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Financial Commitments — Existing Entities

Our existing operations are expected to be self-supporting in terms of funding during 2004, with cash being available through local credit facilities and/or generated from operations.

Satellite Costs

In 2002, we held leasehold rights for a 12 year period to a 33 MHz transponder on the Eutelsat Hot Bird 3 satellite ("Hot Bird 3") and a 16.5 MHz transponder on the Eutelsat Hot Bird 5 satellite ("Hot Bird 5"). The annual change for the lease of Hot Bird 3 was Euro 3.4 million (approximately US$ 3.9 million). The annual charge for the lease of Hot Bird 5 was Euro 1.9 million (approximately US$ 2.2 million). In 2003 we terminated both leases and have recognized an expense of US$ 3.3 million within corporate operating costs in our consolidated income statement.

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

Station Programming Rights Agreements

We had programming rights commitments of US$ 8,196,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 2003. As at December 31, 2002, we had programming rights commitments of US$ 5,760,000 in respect of future programming which includes contracts signed with license periods starting after December 31, 2002.

Operating Lease Commitments

For the fiscal years ended December 31, 2003, 2002, and 2001 we paid aggregate rent on all facilities of US$ 846,000, US$ 826,000, and US$ 1,250,000 respectively. Future minimum operating lease payments at December 31, 2003 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

At December 31, 2003 (US$ 000’s)

2004	$1,583
2005	1,167
2006	1,167
2007	1,167
2008	1,134
2009 and thereafter	734

Total	$6,952

Dutch Tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all outstanding years up to and including 2003 for a payment of US$ 9 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009. Should the Ministry of Finance make a positive decision regarding the taxability of the award, we will be entitled to claim a tax loss, which can be offset against other taxable income, but will not reduce our minimum payment.

We have evaluated forecasts of our Dutch tax liabilities based on our inter-company loans and have provided US$ 6.0 million of additional tax which is required to be paid, should our taxable income fall below the minimum amount agreed with the Dutch tax authorities over the next 6 years. Since over 50% of our inter-company loans are at variable rates, should US$ interest rates rise significantly, our interest income will rise and the provision will fall. We have charged US$ 14.0 million in our 2003 consolidated statement of operations and we had previously provided US$ 1.0 million in 2002.

15. INVESTMENTS IN ASSOCIATED COMPANIES

We hold the following investments in unconsolidated affiliates:

	Voting Interest	At December 31,
		(US$ 000’s)
		2003	2002

STS	49%	$24,404	$22,966
CET 21	3.125% (1)	-	277
Tele 59	10% (1)	-	889
Other	Various	8	2

		$24,412	$24,134

(1) We held no voting interest at December 31, 2003.

Following the reorganization of our Slovenian operations in January 2003, we disposed of our interest in Tele 59 (see note 8, "Slovenian Reorganization"). Following the sale of CNTS, we disposed of our interest in CET 21 (see note 21, "Discontinued Operations").

16. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following represent trading balances in the ordinary course of business:

	For the Year Ended December 31,
	(US$ 000’s)
	2003	2002

Third-party suppliers	$4,995	$8,320
Related party suppliers	3,322	1,361
Accrued liabilities	16,387	11,738
Programming payables	12,045	11,673
Investments payable	-	1,256
Accrued interest	-	5,804

Total	$36,749	$40,152

17. RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist TV services in the countries in which we operate many of which are provided by parties known to be connected to our local shareholders. Therefore, we do not consider it possible to provide an assurance that fair market prices and payment terms are always in place for such services. We continue to review all of these arrangements.

A "related" party is one in which we have determined that a shareholder has direct control or influence; a "connected" party is one in which we are aware of a family or business connection to a shareholder.

Related Party Loans

A table of outstanding loans and advances to related parties in all countries in which we operate is shown below

	At December 31, (US$ 000’s)
	2003	2002
Consolidated Balance Sheet Items – Current Assets
Advances to related parties
Boris Fuchsmann	$1,200	$1,000
Inter Media	1,302	1,302
Media Pro Pictures	1,347	700
Tele59	-	1,248

	$3,849	$4,250

Consolidated Balance Sheet Items – Non-Current Assets
Loans to related parties
Boris Fuchsmann	$1,883	$2,838
Other	-	648

	$1,883	$3,486

We received payments against our related party loans during 2003, such that the current portion of the loans reduced to US$ 3.8 million at December 31, 2003 from US$ 4.3 million at December 31, 2002. Non-current loans to related parties decreased in the year to US$ 1.9 million at December 31, 2003 from US$ 3.5 million at December 31, 2002. This reflects a movement of balances from current loans to non-current loans.

Romania

We, Mr Sarbu and Mr Tiriac are all shareholders in MPI (the operating company), Pro TV and Media Pro (the license holding companies). The Cooperation Agreement between us, Mr Sarbu and Mr Tiriac requires that related party transactions be approved by the shareholders. The approval process for related party transactions was exercised verbally for the period from 1997 to late 2001. Beginning in 2002 formal, written records have been required and reviews of related party transactions have been performed. Approval of these has been made at local MPI board and shareholder meetings.

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

Following a review of related party transactions, in 2002, the shareholders of MPI decided to review related party transactions, bring services in-house where possible and place additional controls over the remaining related party transactions.

Description of related party transactions in Romania

In 1995 we loaned Inter Media SRL US$ 1.3 million to purchase an interest in the building in which MPI operates. At the time of the loan Mr. Sarbu owned Inter Media SRL and we believe he continues to have an economic interest in such company. The interest in the building was to be sold to MPI at a fair market valuation that was to be determined. In 2002 an independent valuation of the building was obtained by us. This valuation was substantially less than Mr. Sarbu’s view of the building’s value and the transaction could not therefore be concluded. MPI still operates from the building under a lease agreement. The original loan amount plus interest remains outstanding and we are currently negotiating its repayment with Mr. Sarbu.

In addition to the above loan, there is an additional loan due that has been guaranteed by Mr Sarbu and one of his companies, Media Pro Pictures. This loan was originally granted to Video Vision International, a Romanian subsidiary we disposed of in 2001, of which Mr Sarbu was the other shareholder. The loan was originally given for working capital. As at December 31, 2003, there was an outstanding balance of US$ 1.4 million.

The total purchases from companies related or connected with Mr Sarbu in 2003 were approximately US$ 6.6 million (2002 : US$ 4.4 million, 2001 : US$ 11.1 million). These were for mainly for various production and administrative related services. The total sales to companies related or connected with Mr Sarbu in 2003 were approximately US$ 0.9 million (2002 : US$ 1.0 million, 2001 : US$ 1.8 million). At December 31, 2003, companies connected to Mr Sarbu had an outstanding balance due to us of US$ 0.9 million (2002 : US$ 2.7 million). At December 31, 2003, companies related to Mr Sarbu had an outstanding balance due to us of US$ 0.9 million (2002 : US$ 1.8 million). At December 31, 2003, companies related to Mr Sarbu had an outstanding balance due to them of US$ 0.4 million (2002 : US$ 0.7 million).

In the past, companies in which Mr Sarbu had interests paid MPI more slowly than independent third parties, while amounts due to his companies were paid promptly by MPI. This combination resulted in a decrease in cashflow to MPI to the detriment of its stockholders, including ourselves. Throughout 2003 MPI has brought the timing of cashflow in line. Further, in October 2003 a significant offset of related party receivables and payables was achieved significantly reducing outstanding net balances, most notably old debt.

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

During 2003, we did not include any amount (2002 : US$ 0.7 million) for related party barter in exchange for programming rights from Mr Sarbu’s companies in our revenue and expenses for the Romanian operations.

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

Airtime is measured in GRPs (Gross Rating Points – the percentage of all possible viewers watching the show in any 30 second period, so that 1 rating point represents 1% of all possible viewers watching a show). Our controls showed that approximately 21,000 unapproved GRPs were transferred in excess of the contractual agreement. 800,000 GRPs are available in a year if we sell all theoretically available airtime at our Romanian stations. We sell approximately 600,000 GRPs per year at our Romanian stations. Since unsold advertising time was also available in this period, it is not possible to make a realistic estimate of the monetary value of the unapproved airtime.

It is difficult to determine whether we received fair value in these transactions due to the limited local market for many specialist television services in Romania and the fact that many of the companies providing these services are related or connected to Mr. Sarbu. Since the value of this barter is shown as both revenue and expense in our financial statements and the impact on our net income is zero, we do not believe the related party nature of these barter transactions has had a material effect on our financial statements.

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

The outstanding receivable balance between our Romanian operations and connected parties was: US$ 0.9 million at December 31, 2003 (2002: US$ 2.7 million) of which US$ 0.9 million is over 360 days old (2002: US$ 2.7 million). The outstanding receivable balance between our Romanian operations and related parties at December 31, 2003 was US$ 0.4 million (2002: US$ 2.2 million) of which US$ 0.2 million is over 360 days old (2002: US$ 0.9million).

Accounting for related party barter in Romania

The Romanian operations undertake a small number of MPI Board approved related party barter arrangements. Under US GAAP these are accounted for at fair market value. Due to the limited local market for many specialist television services in Romania, and as many of the companies providing these services are related parties, we have devised an appropriate method of valuation for the receipt of programming. This methodology takes into account the average cost per hour of acquired programming to Pro TV as well as the time at which the bartered programming is shown.

Slovenia

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% voting and profits interests of Pro Plus (the operating company). Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us for approximately one year beginning on December 31, 2004 at a price that consists of a fixed component and a variable component based on station segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until the end of the put period and is fixed thereafter until December 31, 2006 when the call expires.

Slovak Republic

Our operating company in the Slovak Republic, STS, has loaned us Sk187 million (approximately US$ 5.7 million) , the full amount of an available loan facility. The loan is repayable by us on December 1, 2005 and bears interest at a rate of 3 month BRIBOR+2.2% (BRIBOR – 3 month as at December 31, 2003 was 5.9%), which rate we believe is comparable to independently negotiated third party rates. Outstanding interest as at December 31, 2003 was US$ 0.5 million.

STS has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of TV programs. Many of these contracts are for the production of programs such as "Millionaire" that require specialist studios and specific broadcast rights. STS also sells advertising time through an advertising agency controlled by Jan Kovacik. The total 2003 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 2.5 million (2002 : US$ 2.1 million, 2001 : US$ 1.9 million), and the total amount due to STS from this agency at December 31, 2003 was US$ 2.4 million (2002 : US$ 1.8 million). The outstanding balance due to STS at December 31, 2002 was repaid in full only by the end of 2003.

We have received contractual management fees from STS since 1998. The value of these fees was US$ 0.4 million, US$ 0.7 million and US$ 0.7 million 2003, 2002 and 2001, respectively. Given the recent excellent performance of STS, the other local shareholders have now suggested that they are also entitled to fees for their services to STS. We dispute this issue, but realize that their claim may have some merit and have made a provision of US$ 0.7 million in our consolidated statement of operations (representing our 70% share of a potential US$ 1.1 million charge against STS).

Ukraine

We contract with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova, Boris Fuchsmann. Innova is one of the Ukraine operating companies. Our total purchases from Contact Film Studios in 2003 were US$ 0.1 million (2002: $nil , 2001: US$ 0.1 million). No outstanding balances are owed to us as of December 31, 2003.

We made in 1998 a loan to Mr Fuchsmann with a total balance outstanding at December 31, 2003 of US$ 3.1 million (2002: US$ 3.8 million), an interest rate of 10% and a final due date of November 2006.

The previous general director, Alexander Rodnyansky, is the Honorary President of Studio 1+1 and continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC and plans to continue that commercial co-operation for future projects. Our total purchases from CTC in 2003 were US$ 0.4 million (2002: 0.1 million, 2001: US$ nil). No outstanding balances are owed to us as of December 31, 2003.

We provide programming and production services to and purchase programming rights from Studio 1+1, the license company and equity accounted affiliate. The total purchases from Studio 1+1 in 2003 were US$ 12.4 million in respect of programming rights (2002: US$ 7.2 million, 2001: US$ 3.5 million) and US$ 2.1 million in respect of mainly other production and administrative related services (2002: US$ 1.3 million, 2001: US$ 1.2 million). The total sales to Studio 1+1 in 2003 were US$ 20.7 million (2002: US$ 15.3 million, 2001: US$ 5.2 million). At December 31, 2003 Studio 1+1 had an outstanding balance due to us of US$ 2.7 million (2002 : US$ 1.2 million). At December 31, 2003 we had an outstanding balance due to Studio 1+1 of US$ 2.7 million (2002 : US$ nil).

Corporate

On May 27, 2003 we paid US$ 4.7 million to Ronald S. Lauder, our non executive Chairman and controlling shareholder, reimbursing costs previously incurred by him in pursuing his Czech Republic arbitration. The payment was approved unanimously by the independent directors of the Company following a review of the ways in which the Lauder arbitration contributed to the success of the Company in its UNCITRAL Arbitration.

18. SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED AFFILIATES

	STS		Studio 1+1

	At December 31, 2003	At December 31, 2002	At December 31, 2003	At December 31, 2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Current assets	$21,224	$15,596	$7,489	$5,935
Non-current assets	14,831	13,254	803	1,033
Current liabilities	(13,249)	(10,734)	(10,171)	(8,218)
Non-current liabilities	(2,457)	(2,629)	-	-

Net Assets	$20,349	$15,487	$(1,879)	$(1,250)

	STS
	For the Years Ended December 31, (US$ 000's)

	2003	2002	2001

Net revenues	$50,814	$38,397	$34,696
Operating income/(loss)	10,579	3,842	3,735
Net income/(loss)	8,523	5,956	1,354
Movement in Accumulated other comprehensive income/(loss)	(5,315)	2,879	(228)

	Studio 1+1
	For the Years Ended December 31, (US$ 000's)

	2003	2002	2001

Net revenues	$28,922	$20,491	$15,865
Operating income/(loss)	1,871	(51)	6,887
Net income/(loss)	(629)	(587)	5,305
Movement in Accumulated other comprehensive income/(loss)	-	-	-

Our share of income/(loss) in Unconsolidated Affiliates for the year ended December 31, 2003 was a loss of US$ 0.6 million for the unconsolidated entities of the Studio 1+1 Group and a profit of US$ 4.5 million for STS. Our share of income/(loss) in Unconsolidated Affiliates for the year ended December 31, 2002 was a loss of US$ 0.6 million for unconsolidated entities of the Studio 1+1 Group and a profit of US$ 4.2 million for STS. We have an obligation to fund Studio 1+1 and therefore consolidate 100% of its losses under the equity method.

19. SEGMENT DATA

We evaluate the performance of our operations on a geographic basis. Our reportable segments are comprised of Romania, the Slovak Republic, Slovenia and Ukraine.

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

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

●
expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs, net arbitration related costs/proceeds, stock based compensation and amortization of goodwill);

●	changes in the fair value of derivatives;

●	foreign currency exchange gains and losses;

●	certain unusual or infrequent items (e.g., gains and losses/impairments on assets or investments).

Segment EBITDA is also used as a target for management bonuses.

Acquired program costs are a significant proportion of our TV stations' cost structure. We use Segment Broadcast Cash Flow to help us monitor these costs. Segment Broadcast Cash Flow is determined as Segment EBITDA excluding charges for program rights amortization but reduced by cash paid for program rights. When compared with Segment EBITDA, this indicates to management whether the cash investment in program rights in the period was greater or less than the accounting charge for program rights amortization. If the cash investment is greater (i.e. if Segment Broadcast Cash Flow is lower than Segment EBITDA), this provides a signal to management that future program rights amortization costs are likely to increase. Segment Broadcast Cash Flow takes no account of possible changes in the quantity of programming rights held for future broadcast.

Below are tables showing our Segment EBITDA and Segment Broadcast Cash Flow by operation and reconciling these figures to our consolidated US GAAP results for the years ended December 31, 2003, 2002, and 2001:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	(US $000's)
	Net Revenues (1)		Segment EBITDA		Segment Broadcast
					Cash Flow
	2003	2002	2003	2002	2003	2002

Country
Romania (2)	$51,177	$33,547	$12,206	$6,347	$9,743	$4,607
Slovak Republic (MARKIZA TV)	50,814	38,397	11,657	7,132	11,961	7,774
Slovenia (POP TV and KANAL A)	37,168	33,864	13,173	11,052	12,912	11,884
Ukraine (STUDIO 1+1)	36,633	31,732	8,000	6,892	8,817	4,930

Total Segment Data	$175,792	$137,540	$45,036	$31,423	$43,433	$29,195

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$118,526	$92,294	$(19,871)	$(20,962)	$(19,871)	$(20,962)
Corporate Expenses	-	-	32,512	15,814	32,512	15,814
Unconsolidated Equity Affliliates:
Ukraine (Studio 1+1)	6,452	6,849	2,174	277	2,174	277
Slovak Republic (MARKIZA TV)	50,814	38,397	11,657	7,132	11,657	7,132
Station Depreciation	-	-	4,993	6,715	4,993	6,715
Loss on write down of investment			-	2,685	-	2,685
Equity in income/(loss) of unconsolidated equity affiliates	-	-	(3,001)	(2,861)	(3,001)	(2,861)
Net interest	-	-	6,362	15,287	6,362	15,287
Other income	-	-	216	(1,751)	216	(1,751)
Change in fair value of derivative	-	-	-	(1,108)	-	(1,108)
Foreign currency exchange (loss)/gain, net	-	-	9,994	10,195	9,994	10,195
Cash paid for programming	-	-	-	-	(41,085)	(31,080)
Program amortization	-	-	-	-	39,482	28,852

Total Segment Data	$175,792	$137,540	$45,036	$31,423	$43,433	$29,195

(1)	All revenue is derived from external customers

(2)	Romanian networks are PRO TV, ACASA and PRO TV INTERNATIONAL

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	(US $000's)
	Net Revenues (1)		Segment EBITDA		Segment Broadcast
					Cash Flow
	2002	2001	2002	2001	2002	2001

Country
Romania (2)	$33,547	$32,553	$6,347	$(2,007)	$4,607	$(3,522)
Slovak Republic (MARKIZA TV)	38,397	34,696	7,132	6,033	7,774	6,922
Slovenia (POP TV and KANAL A)	33,864	28,465	11,052	8,367	11,884	7,932
Ukraine (STUDIO 1+1)	31,732	23,098	6,892	4,613	4,930	4,509

Total Segment Data	$137,540	$118,812	$31,423	$17,006	$29,195	$15,841

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$92,294	$71,369	$(20,962)	$(26,373)	$(20,962)	$(26,373)
Corporate Expenses	-	-	15,814	9,559	15,814	9,559
Unconsolidated Equity Affiliates:
Ukraine (Studio 1+1)	6,849	12,747	277	7,495	277	7,495
Slovak Republic (MARKIZA TV)	38,397	34,696	7,132	6,033	7,132	6,033
Station Depreciation	-	-	6,715	9,392	6,715	9,392
Loss on write down of investment			2,685	-	2,685	-
Equity in income/(loss) of unconsolidated equity affiliates	-	-	(2,861)	(6,387)	(2,861)	(6,387)
Net interest	-	-	15,287	15,742	15,287	15,742
Other expenses	-	-	(1,751)	3,412	(1,751)	3,412
Change in fair value of derivative	-	-	(1,108)	1,576	(1,108)	1,576
Gain on sale of subsidiaries	-	-	-	(1,802)	-	(1,802)
Foreign currency exchange (loss)/gain, net	-	-	10,195	(1,641)	10,195	(1,641)
Cash paid for programming	-	-	-	-	(31,080)	(22,460)
Program amortization	-	-	-	-	28,852	21,295

Total Segment Data	$137,540	$118,812	$31,423	$17,006	$29,195	$15,841

(1)	All revenue is derived from external customers

(2)	Romanian networks are PRO TV, ACASA and PRO TV INTERNATIONAL

20. COST OF PROGRAMMING

Our cost of programming consists of the following:

	For the Year Ended December 31,
	(US$ 000’s)
	2003	2002	2001

Production expenses	$22,028	$16,286	$15,742
Program amortization	30,090	20,205	12,814

Cost of Programming	$52,118	$36,491	$28,556

21. DISCONTINUED OPERATIONS

Czech Republic

	For the year ended December 31,
	(US$ 000's)
	2003	2002	2001
Net revenues of discontinued operation	$109	$308	$1,870
Expenses of discontinued operation	(1,197)	(2,243)	(3,177)
Gain on disposal of CNTS	41,421	-	-
Arbitration related proceeds	358,635	28,953	-
Arbitration related costs	(14,796)	(12,791)	(4,697)
Gain on discharge of dispute	-	-	5,188
Write down in value of asset held for sale	-	(3,446)	-
Other income/(expense) of discontinued operation	41	1,141	1,229

Income on disposal of discontinued operations	384,213	11,922	413
Tax on disposal of discontinued operations	(14,000)	(1,000)	-

	$370,213	$10,922	$413

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration.

On June 19, 2003, our Board of Directors decided to withdraw from Czech operations. The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been accounted for as discontinued operations for the year 2003 and the prior year comparatives have been reclassified.

In 2003, we incurred US$ 14.8 million of arbitration related costs (primarily legal costs) relating to the arbitration proceedings against the Czech Republic and to the ICC Arbitration Tribunal against Dr Zelezny compared to US$ 12.8 million in 2002. Arbitration Related (Proceeds)/Costs in 2002 were previously classified in corporate operating costs expenses.

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The first instalment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million instalment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20.0 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$ 1.0 million if payment of the full amount is received prior to July 15, 2004.

The outstanding payment is secured by 250,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic. Ceska pojistovna, a.s. is listed on the Prague Stock Exchange and as at December 31, 2003 these shares were valued at Czech Koruna 2.1 billion (approximately US$ 80 million).

As a result of this sale and the related assignment we ceased to be a party to any litigation in the Czech Republic.

In our 2002 consolidated balance sheet we held an asset for sale with a net realizable value of US$ 5.5 million. This represented our building and other remaining assets then held in the Czech Republic and was disposed of as part of our disposal of CNTS.

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all outstanding years up to and including 2003 for a payment of US$ 9.0 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum payment of US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009.  We have charged US$ 14.0 million in our 2003 consolidated statement of operations and we had previously provided US$ 1.0 million in 2002., see note 26, "Subsequent Events".

Hungary

On February 21, 2000, we sold substantially all of our operations in Hungary to SBS. This has resulted in these operations being treated as discontinued operations for all periods described in Results of Operations. Our financial statements present the operations of Hungary as discontinued operations for all periods.

The operating gain of US$ 2.7 million in 2001 relates to the release of provision created in 2000 which was no longer deemed necessary following liquidation.

22. FOREIGN CURRENCY TRANSLATION

We generate revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") Ukrainian hryvna ("Hrn"), the Euro ("Euro") and U.S. dollars ("US$") and incur expenses in those currencies as well as British pounds ("GBP"). The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. We incur operating expenses for acquired programming in U.S. dollars and other foreign currencies. For financial statements where the functional currency is not the US dollar, balance sheet accounts are translated from foreign currencies into US dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. Transactional gains and losses are recognised in the statement of operations.

The exchange rates at the end of and for the periods indicated are shown in the table below.

	Balance Sheet As At December 31,			Income Statement Weighted Average for the years ended December 31,

	2003	2002	% change	2003	2002	% change

Euro equivalent of US$ 1.00	0.79	0.95	16.8%	0.88	1.06	17.0%
Romanian lei equivalent of US$ 1.00	32,798	33,500	2.1%	33,204	33,043	(0.5)%
Slovak koruna equivalent of US$ 1.00	32.92	40.04	17.8%	36.62	45.10	18.8%
Slovenian tolar equivalent of US$ 1.00	189.37	221.07	14.3%	206.49	240.15	14.0%
Ukrainian hryvna equivalent of US$ 1.00	5.33	5.33	-%	5.33	5.33	-%
British pound equivalent of US$ 1.00	0.56	0.62	9.7%	0.61	0.66	7.6%

In the accompanying notes, US$ equivalents of Euro, Kc, ROL, Sk, SIT and Hrn amounts have been included at December 31, 2003, 2002 or historical rates, as applicable, for illustrative purposes only. In limited instances, we enter into forward foreign exchange contracts and purchase foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

23. EARNINGS PER SHARE

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

	For the years ended December 31,

	Net Income/(Loss)		Common Shares (000's)		Net Income/(Loss)
	(US$ 000's)				per Common Share

	2003	2002	2003	2002	2003	2002

Basic EPS	$346,012	$(14,184)	26,605	26,459	$13.01	$(0.54)

Net income/(loss) attributable to common stock
Effect of dilutive securities : stock options	-	-	2,527	-	(1.11)	-
Effect of dilutive securities : stock warrants	-	-	696	-	(0.30)	-
Diluted EPS

Net income/(loss) attributable to common stock	$346,012	$(14,184)	29,828	26,459	$11.60	$(0.54)

	For the years ended December 31, (US$ 000's)

	Net Income/(Loss)		Common Shares		Net Income/(Loss)
					per Common Share

	2002	2001	2002	2001	2002	2001

Basic EPS

Net income/(loss) attributable to common stock	$(14,184)	$(22,111)	26,459	26,448	$(0.54)	$(0.84)
Effect of dilutive securities : stock options	-	-	-	-	-	-
Effect of dilutive securities : stock warrants	-	-	-	-	-	-
Diluted EPS

Net income/(loss) attributable to common stock	$(14,184)	$(22,111)	26,459	26,448	$(0.54)	$(0.84)

Diluted EPS for the year ended December 31, 2003 includes the impact of 2,527,717 stock options and 696,000 warrants then outstanding.

Diluted EPS for the year ended December 31, 2002 does not include the impact of 2,503,715 stock options and 696,000 warrants then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

Diluted EPS for the year ended December 31, 2001 does not include the impact of 2,074,915 stock options then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

24. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As at December 31, 2003, we had no derivative instruments.

As at December 31, 2002, we had one derivative instrument. We held one dual currency deposit with a value of US$ 0.6 million which matured on January 13, 2003. This form of deposit is designed to enhance the yield on a given deposit. This form of derivative instrument does not qualify for hedge accounting.

25. SUBSIDIARIES AND INVESTMENTS

Our subsidiaries and investments as at February 25, 2004 are summarized in the table below.

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity Accounted Affiliate / Investment (1)

Media Pro International S.A.	66%	Romania	Subsidiary
Media Vision S.R.L.	70%	Romania	Subsidiary
MPI Romania B.V	66%	Netherlands	Subsidiary
Pro TV SA	66%	Romania	Subsidiary
Media Pro S.R.L	44%	Romania	Equity Accounted Affliliate

Media Pro Chisinau S.R.L	39%	Moldovia	Equity Accounted Affliliate

International Media Services Ltd.	60%	Bermuda	Subsidiary
Innova Film GmbH	60%	Germany	Subsidiary
Enterprise "Inter-Media"	60%	Ukraine	Subsidiary
Broadcasting Company "Studio 1+1"	18%	Ukraine	Equity Accounted Affliliate
Gravis	30%	Ukraine	Equity Accounted Affliliate

Slovenska Televizna Spolocnost, s.r.o.	49%	Slovak Republic	Equity Accounted Affliliate
Markiza-Slovakia s.r.o.	34%	Slovak Republic	Equity Accounted Affliliate
Gamatex s.r.o.	49%	Slovak Republic	Equity Accounted Affliliate
ADAM a.s.	49%	Slovak Republic	Equity Accounted Affliliate

MKTV Rt (Irisz TV)	100%	Hungary	Subsidiary (in liquidation)

MM TV 1 d.o.o.	100%	Slovenia	Subsidiary
Produkcija Plus d.o.o.	96.85%	Slovenia	Subsidiary
POP TV d.o.o.	96.85%	Slovenia	Subsidiary
Kanal A d.o.o.	96.85%	Slovenia	Subsidiary
Superplus Holding d.d.	100%	Slovenia	Subsidiary (in liquidation)
MTC Holding d.o.o.	24%	Slovenia	Equity Accounted Affiliate

Media House d.o.o.	100%	Croatia	Subsidiary

CME Media Enterprises B.V.	100%	Netherlands	Subsidiary
CME Czech Republic B.V.	100%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100%	Netherlands	Subsidiary

CME Germany B.V.	100%	Netherlands	Subsidiary
CME Hungary B.V.	100%	Netherlands	Subsidiary
CME Poland B.V.	100%	Netherlands	Subsidiary
CME Romania B.V.	100%	Netherlands	Subsidiary
CME Slovenia B.V.	100%	Netherlands	Subsidiary
CME Ukraine B.V.	100%	Netherlands	Subsidiary

CME Media Enterprises Ltd	100%	UK	Subsidiary
CME Ukraine Holding GmbH	100%	Austria	Subsidiary
CME Germany GmbH	100%	Germany	Subsidiary
CME Development Corporation	100%	USA	Subsidiary

Central European Media Enterprises N.V.	100%	Netherlands Antilles	Subsidiary

(1) All subsidiaries have been consolidated in our Financial Statements. All equity accounted affiliates have been accounted for using the equity method.

Studio 1+1

Our 18% voting and profits interest in Studio 1+1 is held indirectly by us through our 60% owned subsidiary Inter-media, which owns 30% of Studio 1+1. This ownership structure provides us with control over a 30% voting block in Studio 1+1 and thereby allows us to exercise significant influence over all shareholder resolutions passed.

Additionally, significant influence has been exercised through the following:

●	Our ability to appoint 50% of the members of Studio 1+1's board of directors;
●	Our participation in the selection of key executives, including the chief financial officer;
●	Our continuing sale of a material level of programming to Studio 1+1; and
●	We are contractually obligated to fund Studio 1+1's losses.

Markiza-Slovakia s.r.o.

We obtained a 34% voting interest in Markiza-Slovakia s.r.o. in fiscal year 2002 as described in Note 1. As our investment is greater than 20%, and there is no evidence to the contrary, we believe we exercise significant influence over Markiza-Slovakia s.r.o.

26. SUBSEQUENT EVENTS

Dutch Tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all outstanding years up to and including 2003 for a payment of US$ 9.0 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum payment of US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009.

We have evaluated forecasts of our potential Dutch tax liabilities based on our inter-company loans and, as at December 31, 2003, have provided US$ 6.0 million of potential additional tax which may be required to be paid, should our taxable income fall below the minimum amount agreed with the Dutch tax authorities over the next 6 years. Since over 50% of our inter-company loans are at variable rates, should US$ interest rates rise significantly, our interest income will rise and the provision will fall. We have charged US$ 14.0 million in our 2003 consolidated statement of operations and we had previously provided US$ 1.0 million in 2002.

Warrants

As a result of our 2002 transaction with GoldenTree Asset Management LLC, 696,000 Class A warrants with an exercise price of US$ 2.504 were registered with the SEC on February 4, 2004 and exercised on February 19, 2004. We received US$ 1.7 million on exercise and the stock issued is included in our 20,045,766 of Class A Common Stock outstanding as at February 20, 2004.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Slovenska televizna spolocnost, s.r.o.:

We have audited the accompanying consolidated balance sheets of Slovenska televizna spolocnost, s.r.o. and its subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001 were audited by another auditor who has ceased operations, and whose reports dated February 28, 2002, expressed an unqualified opinion on those statements. The auditor expressed an uncertainty with respect to the adequacy of the valuation of the deferred tax asset held by the Company.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements’ presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Slovenska televizna spolocnost, s.r.o. and its subsidiary as of December 31, 2003, and December 31, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, spol. s r.o.

Bratislava, Slovak Republic
24 February 2004

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001 (US$ 000’s)

	December 31, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$4,079	$2,887
Accounts receivable
Accounts receivable (net of allowance for doubtful accounts $2,177 and $1,867, respectively)	11,992	8,199
Related party receivables	2,387	1,906
Advances to related parties	261	101

Total accounts receivable	14,640	10,206
Program rights costs - current	1,653	1,121
Taxes receivable
Income taxes receivable	-	230
VAT	22	203
Other current assets
Prepaid expenses and advances	606	440
Other current assets	55	100
Deferred tax asset - current	169	409

Total current assets	21,224	15,596

Investments	4	-
Property, plant and equipment - net	10,770	9,805
Program rights costs non-current	2,479	1,682
Intangible assets
Broadcast license and other intangibles	1,890	1,360
Less: Acc. Amort. Intangibles	(1,616)	(1,259)

Intangibles Assets - net	274	101

Deferred tax assets - non-current	1,304	1,666

Total non-current assets	14,831	13,254

TOTAL ASSETS	$36,055	$28,850

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2002 and 2001 (US$ 000’s)

	December 31, 2003	December 31, 2002
LIABILITIES AND EQUITY
Liabilities:
Current portion of debt	$648	$815
Accounts payable	1,634	2,417
Accrued liabilities	4,032	2,989
Related party payable	1,021	1,715
Program rights payable - current	2,914	2,487
Duties and taxes payable	2,624	290
Other current liabilities	376	21

Total Current Liabilities	13,249	10,734

Long-term Debt	2,457	2,629

Total Non-Current Liabilities	2,457	2,629

TOTAL LIABILITIES	$15,706	$13,363

Equity
Common Stock	$6	$6
Additional paid-in capital	34,648	39,326
Shareholders' loans	(8,992)	(4,694)
Accumulated deficit	(3,557)	(12,080)
Accumulated comprehensive loss	(1,756)	(7,071)

TOTAL EQUITY	$20,349	$15,487

TOTAL LIABILITIES AND EQUITY	$36,055	$28,850

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED INCOME STATEMENTS

For the years ended December 31, 2002, 2001 and 2000

(US$ 000’s)

	For the Years Ended December 31,
	2003	2002	2001
NET REVENUES	$50,814	$38,397	$34,696
Expenses:
Salaries and benefits	7,314	5,923	5,737
Programming syndication	9,393	8,429	7,960
Production expenses	9,883	8,228	7,127
Marketing/selling costs	1,860	1,550	1,740
BO&E/facilities	5,828	4,703	3,267
General and administrative costs	4,152	4,042	3,581
Depreciation and amortization	1,805	1,680	1,549

TOTAL EXPENSES	40,235	34,555	30,961

From which expenses from related parties	4,904	5,611	2,700
Operating income	10,579	3,842	3,735

Other income/(expense)
Interest income	731	276	104
Interest expense	(285)	(356)	(546)
Other income/(expense)	436	24	(31)
Gain or (loss) on foreign exchange	932	826	(229)

Net income before income taxes	12,393	4,612	3,033

Income taxes	(3,870)	1,344	(1,679)

Net income	$8,523	$5,956	$1,354

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(US$ 000’s)

	Comprehensive Income/(Loss)	Common Stock	Additional Paid in capital	Shareholders' Loans	Accumulated Deficit	Accumulated other Comprehensive Income/(Loss)	Total shareholders’ equity

BALANCE, January 1, 2000		$6	$39,326	$-	$(19,390)	$(9,722)	$10,220
Comprehensive income:
Net income for 2001	1,354	-	-	-	1,354	-	1,354
Other comprehensive income/(loss):
Currency translation adjustment	(228)	-	-	-	-	(228)	(228)

Comprehensive income	1,126

BALANCE, December 31, 2001		6	39,326	-	(18,036)	(9,950)	11,346

Shareholder loans granted		-	-	(4,694)	-	-	(4,694)
Comprehensive income
Net income for 2002	5,956	-	-	-	5,956	-	5,956
Other comprehensive income/(loss):
Currency translation adjustment	2,879	-	-	-	-	2,879	2,879

Comprehensive income	8,835

BALANCE, December 31, 2002		6	39,326	(4,694)	(12,080)	(7,071)	15,487

Shareholder loans granted		-		(4,298)	-	-	(4,298)
Dividends distribution		-	(4,678)	-	-	-	(4,678)
Comprehensive income
Net income for 2003	8,523	-	-	-	8,523	-	8,523
Other comprehensive income/(loss):
Currency translation adjustment	5,315	-	-	-	-	5,315	5,315

Comprehensive income	13,838

BALANCE, December 31, 2003		$6	$25,656	$(8,992)	$(3,557)	$(1,756)	$20,349

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED STATEMENT OF CASH FLOW STATEMENTS

For the years ended December 31, 2002, 2001 and 2000

(US$ 000’s)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,523	$5,956	$1,354
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	11,454	10,190	9,579
Receivables write off and Provision for doubtful accounts receivable	(35)	(206)	746
Exchange rate losses/(gains)	-	-	17
(Gain)/Loss from sales of fixed assets	2	(2)	(9)
Net change in deferred income taxes	945	(2,075)	707
Change in assets and liabilities:
Accounts receivable	(1,969)	2,902	(2,426)
Other Assets	198	124	(65)
Accounts payable	(1,773)	(1,910)	(1,676)
Program rights payable	(10,124)	(9,152)	(7,164)
Other current liabilities	277	41	19
Income taxes payable	2,329	(846)	803

Net cash provided by operating activities	9,827	5,022	1,885

INVESTING ACTIVITIES:
Purchase of PMT, sro	(3)	-	-
Purchase of property, plant and equipment	(942)	(567)	(1,185)
Purchase of intangible assets	(212)	-	(254)
Proceeds from sale of fixed assets	(27)	10	24

NET CASH USED IN INVESTING ACTIVITIES	(1,130)	(557)	(1,415)

FINANCING ACTIVITIES:
Cash used in short term credit facilities	(308)	(749)	(273)
Cash provided by long term credit facilities	(665)	1,472	-
Loans to shareholders	(2,955)	(4,168)	-
Dividends paid	(4,205)	-	-

NET CASH USED IN FINANCING ACTIVITIES	(8,133)	(3,445)	(273)

NET INCREASE IN CASH AND CASH EQUIVALENTS	510	1,020	197
Effect of exchange rate differences on cash and cash equivalents	682	430	(29)

Cash and cash equivalents at the beginning of the year	2,887	1,437	1,269
Cash and cash equivalents at the end of the year	$4,079	$2,887	$1,437

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Income taxes paid	$(847)	$(1,504)	$(207)
Interest paid	$(212)	$(356)	$(288)
Non cash financing activities	$-	$-	$225

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of US $)

(1) NATURE OF BUSINESS

Slovenska televizna spolocnost, s.r.o. (STS) is a Slovak limited partnership (without shares), having its legal seat in Blatné 18, 900 82 Blatné, Slovak Republic. It was founded on September 28, 1995 and incorporated into the Commercial Register on October 9, 1995. The main activities of STS are:

●  Broadcasting of programming (both own production and acquired).
●  Sales of advertising.

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2003 were as follows:

	Net revenues in 2003	Share on total spot revenues	Receivable as at 31.12. 03

Universal McCann Bratislava	7,440	15.81%	1,613
OMD Slovakia	6,951	14.77%	979
The Media Edge	6,787	14.42%	1,630
Unimedia	5,116	10.87%	2,514
CIA Slovakia	3,373	7.17%	1,040
Credit Partner	2,482	5.27%	2,368

Total	32,148		10,144

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2002 were as follows:

	Net revenues in 2002	Share on total spot revenues	Receivable as at 31.12.02

The Media Edge	5,511	13.82%	1,370
Unimedia	5,192	13.01%	979
Universal McCann Erickson	5,138	12.88%	1,366
Optimum Media Operation	4,121	10.33%	647
Credit partner	2,124	5.32%	1,819
Total	22,086		6,181

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2001 were as follows:

	Net revenues in 2001	Share on total spot revenues	Receivable as at 31.12.01

The Media Edge	4,422	12,37%	1,506
Unimedia	3,360	9,40%	889
Pool Media Direction	2,608	7,29%	133
Media Direction	2,464	6,89%	899
CIA Slovakia	2,252	6,30%	374
Universal McCann Erickson	2,241	6,27%	701
CPM Slovakia	2,005	5,60%	763
Optimum Media Opeartion	1,998	5,59%	631
Credit Partner	1,940	5,42%	1,744

Total	23,290		7,640

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies are summarised as follows:

a)	Basis of consolidation

The accompanying consolidated financial statements include the accounts of Slovenská televízna spoloènost, s.r.o. (STS) and its wholly-owned subsidiary ADAM, a.s. (collectively, STS). All inter -company accounts and transactions have been eliminated.

The accompanying cash flow statements for the year 2002 and 2001 differ from the original statements due to the reclassification of the amounts paid for acquisition of program rights from investing activities to operating activities.

The company maintains its books in Slovak crowns (SKK). The accompanying financial statements were translated to US dollars (US $) at year end exchange rates, except for equity balances, which were translated to US $ at historical exchange rates, and balances in the income statements, to which the weighted average exchange rates for the year were applied. The resulting unrealized gain or loss on translation into the reporting currency is included as a separate component of shareholders' equity under Accumulated other comprehensive income /(loss).

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

Film licenses are amortized 90% after the first run and 10% after the second run. Series are amortized 100% after the first run in proportion to the numbers of shows.

Wall of programming reserve

The Company from time to time purchases licenses, which are later determined not to be suitable for broadcasting.  A 100% reserve is accrued in such instances based on a continuous review of the licenses.

The balance of this reserve as at 31 December 2003 and 2002 were US$ 1,000 and US$917, respectively. The net charge/(credit) to Income statements for the years ended 31 December 2003, 2002 and 2001 were US$ (115), US$ (336) and US$ (1,017), respectively.

Production costs for in-house programs are capitalized and expensed when first broadcast except where they have a potential to generate future revenues. In this the case, production costs are capitalized and amortized on the same basis as programs obtained from third parties. The amounts of production costs capitalized as at balance sheet dates are insignificant.

d)	Property, plant and equipment

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the related assets.  Estimates useful lives are as follows:

Description	Years

Buildings and other constructions	25
Movable items	3 – 5

As at 1 January 2003 the Company changed the estimated useful lives. Previously used estimates were 4 to 8 years for movable items.

Maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. Disposals are removed from both cost and accumulated depreciation accounts.

e)	Assets held under capital leases

Assets held under capital leases are accounted for in accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases", and recorded in Property, plant and equipment. The related liability is included in Debt - obligations under capital lease obligations.

f)	Intangible assets

Intangible assets are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets:

Description	Years

Software licenses	3
PatePatents, rights and jingles	3
Low-value and other intangibles	1

As at 1 January 2003 the Company changed the estimated useful lives. Previously used estimates were 4 years for software licenses and patents, rights, jingles and royalties.

The company periodically evaluates in accordance with Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the company would recognize an impairment loss. No impairment loss has been recorded in the accompanying consolidated income statements.

g)	Foreign currency transactions

Transactions denominated in foreign currencies are recorded at the exchange rate in effect at the date of the transaction. Outstanding foreign currency obligations and receivables have been translated at the exchange rate in effect as of the balance sheet dates. Transaction gains or losses have been charged to the consolidated Income Statement.

h)	Income taxes

The company accounts for deferred income taxes using the asset and liability method. Deferred income taxes are recorded for all differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Deferred tax assets are recorded to the extent that realization of such benefits is more likely than not.

i)	Revenue recognition

Advertising revenues-

Revenues primarily result from the sale of advertising time and are recognized at the time when the advertisements are broadcast. The Company’s policy is that discounts and agency commissions are recognized in the period in which the advertising is aired and are reflected as a reduction in revenue.

Barter transactions

Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used in accordance with FAS No. 63, "Financial Reporting by Broadcasters".

The Company records barter transactions at the estimated fair market value of goods or services received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by the Company's station prior to receiving the merchandise or services, a receivable is recorded.

Barter revenues of US $ 1,697 thousand and expenses of US $ 1,337 thousand were recognized during the fiscal year 2003. Barter revenues of US $ 1,416 thousand and expenses of US $ 1,416 thousand were recognized during the fiscal year 2002. Barter revenues of US $ 2,007 thousand and expenses of US $ 2,007 thousand were recognized during the fiscal year 2001.

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

The company has adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, for fiscal year beginning on January 1, 2002. The impact of the adoption was not material.

k)	Use of estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require that management make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies. While management have based their assumptions and estimates on the facts and circumstances known at December 31, 2003, actual amounts may differ from those estimates. The key estimates include the allowance for doubtful accounts, useful lives assigned to property, plant and equipment, program rights and the valuation allowance on deferred taxes.

(4) PROGRAM RIGHTS

	Balance at 31.12.2002	Additions	Write off of excessive programming	Exchange rate impact	Balance at 31.12.2003

Cost
Programming licenses and dubbing	59,388	11,150	-	12,837	83,375
Bartered programs	2,087	-	-	451	2,538
Total cost	61,475	11,150	-	13,288	85,913
Accumulated amortization
Program licenses and dubbing	(55,668)	(10,542)	-	(12,033)	(78,243)
BartBartered programs	(2,087)		-	(451)	(2,538)
Wall of programming reserve	(917)	-	115	(198)	(1,000)
Total accumulated amortization	(58,672)	(10,542)	115	(12,682)	(81,781)

Net program rights	2,803				4,132

The database of licenses where the license period has commenced as of December 31, 2003 has been classified as either current (US $ 1,653 thousand) or non-current (US $ 2,479 thousand). The current portion represents licenses under which the rights are expected to expire within one year. The amortization of licenses and the release of the wall of programming reserve are included in the program syndication caption of the Income Statement.

(5) PROPERTY, PLANT AND EQUIPMENT

The components of Property, plant and equipment for the year ended December 31, 2003 were as follows:

	Balance at 31.12.2002	Additions	Reclasses	Write off	Exchange rate impact	Balance at 31.12.2003

Cost
Land	777	-	-	-	168	945
Buildings	8,292	-	13	-	1,792	10,097
Vehicles under capital lease	1,003	-	80	(1,100)	217	200
Machinery and equipment	12,494	-	438	(11)	2,701	15,622
Other equipment	2,717	-	100	(149)	587	3,255
Vehicles	1,984	-	488	(80)	428	2,820
Construction in progress	99	1,047	(1,119)	-	21	48
Total acquisition cost	27,366	1,047	-	(1,340)	5,914	32,987
Accumulated depreciation
Buildings	(1,634)	(441)	-	-	(353)	(2,428)
Vehicles under capital lease	(787)	(280)	-	1,100	(170)	(137)
Machinery and equipment	(11,513)	(532)	-	11	(2,489)	(14,523)
Other equipment	(2,205)	(328)	-	149	(477)	(2,861)
Vehicles	(1,422)	(618)	-	80	(308)	(2,268)
Total accumulated depreciation	(17,561)	(2,199)	-	1,340	(3,797)	(22,217)

Net book value	9,805					10,770

The components of Property, plant and equipment for the year ended December 31, 2002 were as follows:

	Balance at 31.12.2001	Additions	Reclasses	Write off	Exchange rate impact	Balance at 31.12.2002

Cost
Land	642				135	777
Buildings	6,844		6		1,442	8,292
Vehicles under capital lease	849			(25)	179	1,003
Machinery and equipment	9,976		418		2,101	12,495
Other equipment	2,009		426	(141)	423	2,717
Vehicles	1,631		57	(47)	343	1,984
Construction in progress	98	888	(907)		20	99
Total acquisition cost	22,049	888	0	(213)	4,642	27,366
Accumulated depreciation
Buildings	(1,076)	(332)			(226)	(1,634)
Vehicles under capital lease	(415)	(309)		25	(88)	(787)
Machinery and equipment	(8,984)	(637)			(1,892)	(11,513)
Other equipment	(1,725)	(258)		141	(363)	(2,205)
Vehicles	(967)	(300)		47	(202)	(1,422)
Total accumulated depreciation	(13,167)	(1,836)	0	213	(2,772)	(17,561)

Net book value	8,882					9,805

(6) INTANGIBLE ASSETS

The components of Intangible assets for the year ended December 31, 2003 were as follows:

	Balance at 31.12.2002	Additions	Reclassifications	Exchange rate impact	Balance at 31.12.2003

Cost
Software	907		137	197	1,241
Rights	52		26	12	90
Jingles	271			59	330
Other	129			27	156
Intangibles not put in use	0	236	(163)	0	73
Total acquisition cost	1,359	236	0	295	1,890
Total accumulated amortization	(1,258)	(85)		(273)	(1,616)

Total	101				274

The components of Intangible assets for the year ended December 31, 2002 were as follows:

	Balance at 31.12.2001	Additions	Reclassifications	Exchange rate impact	Balance at 31.12.2002

Cost
Software	746		4	157	907
Rights	29		17	6	52
Jingles	224		0	47	271
Other	88		23	18	129
Intangibles not put in use	242	(249)	(44)	51	0
Total acquisition cost	1,329	(249)	0	279	1,359
Total accumulated amortization	(910)	(157)	0	(191)	(1,258)

Total	419				101

(7) DEBT

On 24 July 2002 the Company obtained from Vseobecna uverova banka, a.s. a mid-term facility of SKK 100,000 thousand (US $ 3,038 thousand). This facility matures in December 2005 and bears interest at a rate of BRIBOR 3 months+1.7%. The interest rate as at 31 December 2003 was 7.65%.

The Company has pledged certain fixed and current assets based on the loan contract signed with Vseobecna uverova banka, a.s. (VUB) on 24 July 2002. The nominal value of receivables under pledge according to the contract is US $ 3,038 thousand.

According to the loan contract the Company has to comply with specific quantitative and qualitative covenant conditions. Quantitative covenants are: the current ratio higher than 0.7, gearing ratio lower then 65%, interest cover higher than 2 and EBIT can not be lower than 20% compared to the budgeted EBIT. As of December 31, 2003, STS was in compliance with the above-mentioned covenants.

Credit facilities also include a supplier loan granted to STS by ZT Slovakia Trading, a.s. in relation to the purchase of the building Fajn Club in 2001. The loan denominated in Slovak Crowns is repayable in 36 monthly installments and bears an interest rate at 13% p.a.

At December 31, 2003, maturities of debt were as follows:

	VUB credit facilities	ZT facilities	Total

2004	304	336	640
2005	2,430	0	2,430

Total	2,734	336	3,070

(8) COMMITMENTS AND CONTINGENCIES

(a) Commitments under capital and operating leases

The Company’s lease obligations are summarized below:
Leasing	Capital leases	Operating leases

2004	26	704
2005	23	489
2006	7	-

Total	56	1,193

Less: Amounts representing interest	(10)	-
Total net present value	46	1,193

Assets held under capital leases represent vehicles. Capitalized value and accumulated depreciation of assets acquired under the finance lease were as follows:

	31 December 2003	31 December 2002

Cost	200	1,003
Accumulated depreciation	(137)	(787)
Total net book value	63	216

(b) Future contractual obligations

The company has the following future contractual obligations:

		Payments due by period

	Total	Less than 1 year	2 years	3 years	More than 3 years

Unconditional Purchase Obligations	10,448	10,448		-	-
Station program rights	5,359	3,933	1,426
Other Long-Term Obligations	4,739	4,739	-	-	-

Total	20,546	19,120	1,426	-	-

Station program rights- The company has program rights commitments for US $ 5,359 thousand in respect of future programming. This includes all contracts signed in 2002 and 2003 with the licence periods starting after December 31, 2003.

Unconditional Purchase Obligations relates to production expenses and overall operating expenses of the Company, such as utilities, legal and other consultancy etc.

Other Long-Term Obligations relate to the relationship with the license company Markiza Slovakia s.r.o. and include broadcast telecommunication charges, author’s rights, and certain other related charges, including the margin.

(c) Legal claims-

STS in the normal course of its business is involved in litigation. Whereas it is difficult to predict the outcome of such litigation, the Company has however made a provision in the amount of US $ 443 thousand, for cases where the executives of STS understand the lawsuit may have negative consequences for STS. The executives of STS believe that the risks are adequately covered by this accrual.

(9) RELATED PARTY TRANSACTIONS

Programs produced by STS are broadcast by MARKÍZA - SLOVAKIA, s.r.o. ("MARKÍZA - SLOVAKIA"), in accordance with the licence granted to MARKÍZA - SLOVAKIA by The Council of the Slovak Republic for Broadcasting and Television Transmission. The licence provides for broadcasting within the territory of the Slovak Republic utilizing terrestrial signals, achieving approximately 80% national coverage. The licence is limited for a period of 12 years commencing August 7, 1995.

On October 3, 2001 there was a change in invoicing between STS and MARKÍZA – SLOVAKIA. Based on the contract on ceding exclusive rights concluded between the two parties, MARKÍZA – SLOVAKIA transferred its broadcasting rights to STS. As a result, STS collects all revenues from broadcasting. MARKÍZA – SLOVAKIA has a 51% ownership interest and a 30% economic interest in STS.

For transfer of broadcasting rights, STS is obliged to pay MARKIZA - SLOVAKIA the following:

a)	the amount equal to all costs and expenses incurred by STS in connection with supply of programming service for MARKIZA – SLOVAKIA;
b)	the amount equal to all fees and other payments payable to Slovenské telekomunikácie by MARKIZA - SLOVAKIA for the transmission services;
c)	the aggregate amount of salaries and other employment benefits payable to MARKIZA - SLOVAKIA’ employees exercising MARKIZA - SLOVAKIA’ editorial responsibility;
d)	the amount of all penalties imposed on MARKIZA - SLOVAKIA by the Council with respect to the broadcasting of the programming service by MARKIZA - SLOVAKIA;
e)	all damages payable to third parties arising out of the broadcasting;
f)	all amounts payable by MARKIZA - SLOVAKIA to organizations of collective administration of copyrights and other similar rights;
g)	a fixed of US $ 55 thousand annually;
h)	a fixed of US $ 14 thousand monthly (equals to margin monthly invoiced by STS to MARKIZA - SLOVAKIA).

STS invoices monthly amounts according to letters a) to f) and 1/12 of amount under letter g); plus related VAT.

For provision of the programmers and the whole programming service, MARKIZA - SLOVAKIA is obliged to pay STS the following:

a)	the amount equal to all costs and expenses incurred by STS in connection with supply of programming service for MARKIZA - SLOVAKIA;
b)	a margin of US $ 14 thousand per month.

Each month the aggregate amounts invoiced by STS to MARKIZA - SLOVAKIA (receivables) and by MARKIZA - SLOVAKIA to STS (payables) are offset.

In the accompanying consolidated Income statements for the years ended December 31, 2003 and 2002, the gross revenues and expenses of STS resulting from the above scheme have been netted in selling, general and administrative expenses by US $ 40,670 thousand.  The net effect in the consolidated income statements for the years 2003 and 2002 was US$ 4,312 and US$ 3,042 thousand, respectively (see below).

Related party balances as of December 31, 2003 were as follows:

	Receivables	Advances granted	Accruals	Loans granted	Payables

Credit Partner (2)	2,368	-	-	-	-
Media Invest (1)		-	-	2,746
CME (1)			-	6,246	350
MARKIZA-SLOVAKIA, s.r.o. (1)		261	243	-	650

Other	19				21

Total	2,387	261	243	8,992	1,021

(1) Shareholder
(2 Related party due to common ultimate shareholder

Related party balances as of December 31, 2002 were as follows:
	Receivables	Advances granted	Accruals	Loans granted	Payables

Credit Partner (2)	1,819	-	-	-	-
Media Invest (1)	-	-	-	2,088	-
CME (1)	-	-	-	2,606	489
MARKIZA-SLOVAKIA, s.r.o. (1)	-	100	37	-	693
Other	87	1	-	-	387

Total	1,906	101	37	4,694	1,569

(1) Shareholder
(2) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2003 comprised of:

	Revenues	Expenses

Credit Partner (2)	2,482	-
CME (1)	-	350
MARKIZA-SLOVAKIA, s.r.o. (1)		4,312

Other	164	242

Total	2,646	4,904

(1) Shareholder
(2) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2002 were:

	Revenues	Expenses

Credit Partner (2)	2,145	0
Media Invest (1)	187	0
CME (1)		1,610
MARKIZA-SLOVAKIA, s.r.o. (1)	0	3,042

Other	245	959

Total	2,577	5,611

(1) Shareholder
(2) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2001 comprised of:

	Revenues	Expenses

Credit Partner (2)	1,940	0
CME (1)	0	750
MARKÍZA-SLOVAKIA, s.r.o. (1)	0	858

Other	590	1,092

Total	2,530	2,700

(1) Shareholder
(2) Related party due to common ultimate shareholder

Credit Partner and Media Invest revenues represent revenues from advertising activities.

CME expenses represent charges for management fees (in 2003 US $ 350 thousand, in 2002 US $650 thousand and in 2001 US $750 thousand and network access fees (in 2002 US $960 thousand).

MARKIZA-SLOVAKIA, s.r.o. expenses represent re-invoicing of monthly expenses incurred such as broadcasting fees, penalties, and author royalties.

(10) INCOME TAXES

The provision / (benefit) for income taxes is comprised of the following at December 31:

	2003	2002	2001

Current provision	2,925	731	972
Deferred provision/(benefit)	945	(2,075)	707

Total	3,870	(1,344)	1,679

Significant components of the company’s deferred tax assets and liabilities were as follows at December 31,:

	2003	2002

Depreciation of fixed assets	265	816
Reserve for wall of programs	191	229
Unrealized FX net	(132)	(111)
Depreciation of licenses	791	803
Bad debt reserve	353	467
Depreciation of Hrivis building	(107)	-
Other	5	6
Net deferred tax asset	1,473	2,211
Valuation allowance	-	(136)

Total	1,473	2,075

Net deferred tax asset	2003	2002

Current	169	409
Non current	1,304	1,666

Total	1,473	2,075

Due to the consistent positive performance of the Company over the last years, management reassessed the recoverability of the deferred tax assets and decided to reverse major part of the valuation adjustment, which was recorded in previous years in respect of the deferred tax assets. The effect of this reversal has been accounted through a decrease of the tax expense in the accompanying consolidated income statements (US$ 136 thousand for 2003, US$ 2,362 thousand for 2002 and US$ 120 thousand for 2001).

In 2003 the statutory income tax rate remains 25%. Deferred tax assets and liabilities as of December 31, 2003 were calculated using the tax rate of 19% as this was the new income tax rate valid for the year 2004 enacted as at 31 December 2003.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

	2003	2002	2001

Income before income taxes	12,393	4,612	3,033
Statutory rate (25% in 2002, 2003 and 29% in 2001)	3,098	1,153	880
Effect in deferred tax of tax law changes	531	-	394
Tax expenses related to prior periods	-	28	132
Change in valuation allowance	(136)	(2,362)	(120)
Other permanent differences incl. the effect of foreign exchange rates used for conversion	377	(163)	393

Provision for income taxes	3,870	(1,344)	1,679

(11) DIVIDEND DISTRIBUTION INFORMATION – STATUTORY RESTRICTION

Distribution of dividends must be approved by the General Assembly. Dividends cannot be distributed from the share capital or legal reserve fund.

In 2003 the company made a dividend distribution of $4,678 thousand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE S

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms apart from a number of inaccurate year end book entries at our Romanian operations, all of which were corrected on a timely basis. We are training additional staff in Romania to ensure that our period end book entries are made in a timely and accurate manner.

Additionally, there were no changes in our internal controls over financial reporting that occurred in the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" and "Committees of the Board" in our Proxy Statement for the 2004 Annual General Meeting of Shareholders.

We have adopted a Corporate Code of Conduct and Ethics applicable to all employees and Board members.

The Corporate Code of Conduct and Ethics is posted on our website, www.cetv-net.com. In order to access this portion of our website, click on the "Investors" tab, then on the "Governance" caption. Any amendments to, or waivers of, the Corporate Code of Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver. Copies of our Corporate Code of Conduct and Ethics are available free of charge by e-mailing a request to postmaster@cme-net.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our Proxy Statement for the 2004 Annual General Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2004 Annual General Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2004 Annual General Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Principal Accountant Fees and Services" in our Proxy Statement for the 2004 Annual General Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules (included at pages S-1 to S-3 of this Form 10-K)

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX

Exhibit Number	Description

3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company's Registration Statement No. 33-80344 on Form S-1, filed June 17, 1994).

3.02*
Bye-Laws of Central European Media Enterprises Ltd., as amended, dated as of May 25, 2000 (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

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

10.01A+*
Central European Media Enterprises Ltd. 1995 Stock Option Plan, as amended and restated to March 27, 2003 (incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 28, 2003).

10.02*
Partnership Agreement of Produkcija Plus d.o.o. Ljubljana, dated February 10, 1995 among CME Media Enterprises B.V., Boutique MMTV d.o.o. Ljubljana, and Tele 59 d.o.o. Maribor. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.03*
Letter Agreement, dated March 23, 1995, among, Kanal A, Boutique MMTV d.o.o. Ljubljana, Tele 59 d.o.o. Maribor, Euro 3 and Baring Communications Equity as advisor to Baring Communications Equity Limited, regarding Produkcija Plus d.o.o. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.04*
Cooperation Agreement among CME Media Enterprises B.V., Ion Tiriac and Adrian Sarbu (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No.33 – 96900 on Form S-1 filed September 13, 1995).

10.05*
Preliminary Agreement, dated June 12, 1995, between CME Media Enterprises B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-96900 on Form S-1, filed September 13, 1995).

10.05A*
Memorandum of Association between CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28A to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.05B*
Articles of Association of Slovenska Televizna Spolocnost, s.r.o. founded by CME Media Enterprises, B.V. and Markiza-Slovakia s.r.o. (incorporated by reference to Exhibit 10.28B to Amendment No. 1 to the Company's Registration Statement No. 33-96900 on Form S-1, filed October 18, 1995).

10.6*
Contract of Sale, dated July 7, 1995 between In Razvoj in Svetovanje d.o.o. Ljubljana and Produkcija Plus d.o.o. Ljubljana and Central European Media Enterprises Group (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.7*
Loan Agreement, dated December 4, 1995, between CME Media Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.8*
Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in English, dated October 25, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

Page 118

10.9*
Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German, dated October 25, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.10*
Assignment of Shares Agreement between Balaclava B.V., Adrian Sarbu (as shareholders of PRO TV Ltd.), CME Media Enterprises B.V., Grigoruta Roxana Dorina and Petrovici Liana, dated December 6, 1996 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.11*
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

10.13*
Amended and Restated Charter of the Enterprise 'Inter-Media', dated January 23, 1997 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.14*
Amended and Restated Charter of the Broadcasting Company 'Studio 1+1', dated January 23, 1997 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.15*
Amended and Restated Foundation Agreement on the Establishment and Operation of the Broadcasting Company 'Studio 1+1,' dated January 23, 1997 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.16*
Protocol of the Participants' Assembly of the Broadcasting Company 'Studio 1+1,' dated January 23, 1997 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.17*
Marketing, Advertising and Sales Agreement by and between International Media Services Ltd and Innova Film GmbH, dated January 23, 1997 (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.17A*
Amendment Agreement to Marketing, Advertising and Sales Agreement between Innova Film GmbH and International Media Services Limited, dated May 7, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.18+*
Employment Agreement between Central European Media Enterprises Ltd. and Fred Klinkhammer, dated as of January 1, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.18A+*
Amendment No. 1 to Employment Agreement between Central European Media Enterprises Ltd. and Fred Klinkhammer, dated as of March 23, 1999 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.19+*
Central European Media Enterprises Ltd. Stock Appreciation Rights Plan, effective as of September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.20+*
Central European Media Enterprises Ltd. Director, Officer and Senior Executive Co-Investment Plan, effective as of June 5, 1998 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.21+*
Employment Agreement between Central European Media Enterprises Ltd. And Mark J. L. Wyllie dated July 26, 2000 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

10.22*	Aldwych House Lease Agreement, dated September 29, 2000 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

10.23*
Advertising Sales Agency Agreement between Studio 1+1 and Servland Continental S.A. dated March 14, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

Page 119

10.24*
Share Purchase Agreement for shares in Media Pro S.R.L. dated as of May 3, 2001, among Mr. Adrian Sarbu, Mr. Ion Tiriac and CME Romania B.V. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

10.25*+
Employment Agreement between CME Development Corporation and Robert E. Burke dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.26*
Exclusive Contract of Providing and Broadcasting of Television Signal between Markiza–Slovakia s.r.o. and Slovenska Televizna Spolocnost s.r.o. dated August 30, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.27*
Exclusive Rights Transfer Agreement between Markiza-Slovakia s.r.o and Slovenska Televizna Spolocnost s.r.o. dated October 3, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.28*
Key Agreement Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, Ukraine Advertising Holding, CME Ukraine GmbH and CME Ukraine B.V entered into as of December 23, 1998 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.29*	Memorandum of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.30*	Articles of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.31*
Amended Memorandum of Association Markiza – Slovak RepublicSlovak Republic spol. s.r.o (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.32*
Common Stock Registration Rights Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.33*	Common Stock Purchase Warrant Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.34*
Loan arrangement between Vseobecna userova banka a.s and S.T.S. s.r.o,, dated July 24, 2002 (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.35*
Loan Agreement No. 06/02-SIN dated December 16, 2002 made among Produkcija Plus Storitveno Podjetje d.o.o., LJUBLJANA as the borrower and Bank Austria Creditanstalt d.d., Ljubljana and Nova Ljubljanska Banka d.d. as lenders and Bank Austria Creditanstalt d.d., Ljubljana as agent (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

10.36*
Share Exchange Agreement re: TELE 59 and POP TV dated January 30, 2003 (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

10.37*
Share Exchange Agreement re: TELE 59 and Pro Plus dated January 30, 2003 (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

10.38*	Share Transfer Agreement re: POP TV dated January 30, 2003 (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

10.39*
TELE 59 (fifty nine) d.o.o. Maribor Share Sale and Transfer Agreement dated December 13, 2002 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

10.40*	Share Transfer Agreement re: Kanal A dated January 29, 2003 (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

10.41*	Share Transfer Agreement re: TELE 59 dated January 30, 2003 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

Page 120

10.42*	Share Transfer Agreement re: Pro Plus dated January 30, 2003 (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

10.43*+
Employment Agreement between CME Development Corporation and Wallace Macmillan dated March 17, 2003 (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

10.44*
Agreement between CME Czech Republic B.V. and the Czech Republic dated March 31, 2003(incorporated by reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

10.45*	Escrow Agreement dated April 4, 2003 (incorporated by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

10.46*+
Employment Agreement between CME Development Corporation and Mark J.L.Wyllie dated March 14, 2003 (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.47*+
Employment Agreement between Central European Media Enterprises Ltd and Fred T. Klinkhammer dated October 21, 2003 (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

21.01	List of subsidiaries

23.01	Consent of Deloitte & Touche LLP

24.01
Power of Attorney, dated as of February 25, 2004, authorizing Michael Garin and Wallace Macmillan as attorney for Ronald S. Lauder, Fred T. Klinkhammer, Jacob Z. Schuster, Marie-Monique Steckel, Alfred W. Langer, Wallace Macmillan, Herb Granath, Charles Frank, Bruce Maggin and Michael Garin

31.01	Sarbanes-Oxley Certification s.302 CEO, dated February 25, 2004

31.02	Sarbanes-Oxley Certification s.302 CFO, dated February 25, 2004

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated February 25, 2004 (furnished only)

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

b)	Current Reports on Form 8-K: None

c)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

d)	Report of Independent Public Accountants on Schedule II — Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

Page 121

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.

By:	/s/ Wallace Macmillan

Wallace Macmillan

Vice President – Finance

February 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*

Ronald S. Lauder	Chairman of the Board of Directors	February 25, 2004

*

Fred T. Klinkhammer	Vice-Chairman and Director	February 25, 2004

/s/ Michael Garin

Michael Garin	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2004
/s/ Wallace Macmillan

Wallace Macmillan	Vice President – Finance (Principal Financial Officer and Principal Accounting Officer)	February 25, 2004

*

Jacob Z. Schuster	Director	February 25, 2004

*

Marie-Monique Steckel	Director	February 25, 2004

*

Alfred W. Langer	Director	February 25, 2004

*

Charles Frank Ph.D.	Director	February 25, 2004

*

Herb Granath	Director	February 25, 2004

*

Bruce Maggin	Director	February 25, 2004

* By
/s/ Wallace Macmillan

Wallace Macmillan
Attorney-in-fact

Page 122

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule	S-2

Schedule II : Schedule of Valuation Allowances	S-3

Page 123

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE II

To: Central European Media Enterprises Ltd.:

We have audited, in accordance with auditing standards generally accepted in the United States of America, the financial statements of Central European Media Enterprises Ltd. included in this filing and have issued our report thereon dated February 25, 2004. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP

London, United Kingdom
February 25, 2004

Page 124

Schedule II

Schedule of Valuation Allowances
(US$ 000’s)

	Balance at January 1, 2003	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2003

Bad debt provision	7,481	(355)	(1,443)	(58)	5,625

	Balance at January 1, 2002	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2002

Bad debt provision	8,219	354	(1,055)	(37)	7,481

	Balance at January 1, 2001	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31, 2001

Bad debt provision (2)	3,539	6,399	(211)	(1,508)	8,219

(1)	Other Accounts represent accumulated other comprehensive income/(loss)
(2)	This includes US$ 624,000 of bad debt provision that was recorded on Kanal A’s books on the acquisition date of October 11, 2000.

Page 125