Form 10-K/A
period 2003-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2004-03-12
CIK 925645

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

EXPLANATORY NOTE

This amendment to the Central European Media Enterprises Ltd. Annual Report on Form 10-K, as filed on February 25, 2004, is being filed primarily to:
  Correct an error which arose in the edgarizing process whereby several captions in the balance sheet were repeated in error;
  Correct the numerical information in Item 6, "Selected Financial Data" under "Other Data"; and
  Correct various typographical and editorial errors throughout the text.
No changes have been made to the numerical data in our income statement, balance sheet or cashflow statements, although various typographical and editorial changes have been made to the notes to our financial statements.

We have not updated the Form 10-K to modify disclosures in the Form 10-K for events occurring subsequent to the original February 25, 2004, filing date. This Amendment No. 1 to Form 10-K/A continues to speak as of February 25, 2004.

Page 2

PART I

ITEM 1. BUSINESS

GENERAL
Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. At present, we have operations in Romania, the Slovak Republic, Slovenia and Ukraine.

Our registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and our telephone number is 441-296-1431. We also maintain offices at 8th Floor, Aldwych House, 71-91 Aldwych, London, WC2B 4HN, United Kingdom, telephone number 44-20-7430-5430/1.

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

Key Subsidiaries and Affiliates as at 31 December, 2003	Share of Profits	Voting Interest	Accounting Treatment	TV Network

Continuing Operations

Romania

Operating Companies:
Media Pro International S.A. (MPI)	66%	66%	Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Subsidiary

License Companies:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	66%	66%	Subsidiary	PRO TV and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	44%	44%	Equity Accounted Affiliate	PRO TV and ACASA

Slovenia

Operating Company:
Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Subsidiary

License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Subsidiary	POP TV
Kanal A d.o.o. (Kanal A)	96.85%	96.85%	Subsidiary	KANAL A

Slovak Republic

Operating Company:
Slovenska Televizna Spolocnost, spol. s.r.o. (STS)	70%	49%	Equity Accounted Affiliate

License Company:
Markiza-Slovakia s.r.o. (Markiza)	0.1%	34%	Equity Accounted Affiliate	MARKIZA TV

Ukraine

Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Subsidiary

License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	18%	Equity Accounted Affiliate	STUDIO 1+1

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

The licenses to operate our broadcast operations are effective for the following periods:

Romania
The license for Bucharest was renewed in October 2003 for a further 9 years. To date licenses have been renewed as they expire. The remaining licenses expire on dates ranging from 2004 to 2012.  Of our 24 local licenses only the license for Cluj Napoca expires in 2004.  The coverage of Cluj Napoca is approximately 320,000 people, the second largest local license after Bucharest.

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

Risks Relating to our Operations

We have a history of losses and may not be profitable in the future

We have incurred net losses from continuing operations since inception and we may incur additional net losses from continuing operations for the next several years. For the year ended December 31, 2003 our net loss from continuing operations was US$ 24.2 million (2002: US$ 25.1 million) . As of December 31, 2003, we had an accumulated deficit of US$ 106.0 million (2002: US$ 452.0 million).

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

For a detailed analysis of our exposure to exchange rate risk, see Part II, Item 7A "Quantitative and Qualitative Disclosure about Market Risk".

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

If the decision in the Ukraine court system is ultimately unfavorable, it could result in a loss of the broadcast license of Studio 1+1. In 2003, net revenues and expenses of the consolidated entities of our Ukrainian operations were US$ 30.2 million and US$ 25.1 million, respectively.

Our Romanian license structure requires Romanian Media Council approval

In September 2002, the Romanian Media Council instructed all television stations in Romania to restructure their operations by January, 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002, the Council expressed their view that exclusive operating agreements, such as existed between our subsidiary MPI and the two Romanian license holding companies, are not permissible under the new law. An agreement was reached between the shareholders to transfer the operation from MPI to Pro TV. Based on this agreement Pro TV was changed from an ‘SRL’ (limited liability company) to an ‘SA’ (joint stock company) and our shareholding in Pro TV was increased from 49% to 66% (which is equal to our holding in MPI) on March 21, 2003. The second stage assumed a transfer of all audio-visual licenses held by Media Pro to Pro TV. This transfer was submitted for the approval of the Romanian Media Council and was initially rejected by the Romanian Media Council on the basis that taken together the audiences for these licenses would exceed the 30% audience share maximum as stipulated by the audio-visual law. We believe the combined audience share does not exceed the 30% threshold. The Romanian Media Council prolonged the compliance term at a meeting dated October 28, 2003 for a further six months so as to allow time to prepare a market research report or to adopt a new strategy. We are currently working with our local shareholders to prepare documentation to transfer only the television licenses from Media Pro to Pro TV as the Romanian Media Council has verbally stated that this would be approved. The future of the radio licenses currently held by Media Pro will be decided after we have received the results of an independently commissioned market research report.

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

OPERATIONS BY COUNTRY

ROMANIA

General

Romania is a parliamentary democracy of approximately 21.8 million people. Per capita GDP was an estimated US$ 2,096 in 2002 with a GDP growth rate of 4.9% in 2002. Approximately 86% of Romanian households have one or more television sets, and cable penetration is approximately 56%. According to our estimates, the Romanian television advertising market totaled between US$ 85-95 million in 2003.

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

Regulation

Licenses for the television stations which show programming provided by MPI and which broadcast advertising sold by MPI are regulated by the Romanian Media Council. Pro TV's television licenses have been granted for nine-year periods. To date, licenses have been renewed as they expired. The license for Bucharest was renewed in October 2003 for a further 9 years. The remaining licenses expire on dates ranging from 2004 to 2012. Of our 24 local licenses only the license for Cluj Napoca expires in 2004. The coverage of Cluj Napoca is approximately 320,000 people, the second largest local license after Bucharest.

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

In September 2002, the Romanian Media Council instructed all television stations in Romania to restructure their operations by January 2003 so that the license holding companies become the main operators of the broadcasting licenses they hold. The Romanian Media Council has given some guidance on how it interprets the new audio-visual law in relation to this restructuring. At a formal meeting on September 19, 2002 the Council expressed their view that exclusive operating agreements, such as existed between our subsidiary MPI and the two Romanian license holding companies (Pro TV and Media Pro), are not permissible under the new law. An agreement was reached between the shareholders to transfer the operation from MPI to Pro TV. Based on this agreement Pro TV was changed from an ‘SRL’ (limited liability company) to an ‘SA’ (joint stock company) and our shareholding in Pro TV was increased from 49% to 66% (which is equal to our holding in MPI) on March 21, 2003. The second stage assumed a transfer of all audio-visual licenses held by Media Pro to Pro TV. This transfer was submitted for the approval of the Romanian Media Council and was initially rejected since the Romanian Media Council believed that the combination of all the licenses into Pro TV would exceed the 30% threshold of audience share as stipulated by the audio-visual law. We believe the combined audience share does not exceed the 30% threshold. The Romanian Media Council prolonged the compliance term at a meeting dated October 28, 2003 for a further six months so as to allow time to prepare a market research report or to adopt a new strategy. We are currently working with our shareholders to prepare documentation to transfer only the television licenses from Media Pro to Pro TV as the Romanian Media Council has verbally stated that this would be approved. The future of the radio licenses currently held by Media Pro will be decided after we have received the results of an independently commissioned market research report.

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

Programming

The MARKIZA TV network's programming strategy is to appeal to a broad audience with specific groups targeted in off-peak broadcasting hours. The MARKIZA TV network broadcasts an average of 21 hours of programming daily, including news, movies, entertainment programs and sport (including coverage of Formula One racing). Approximately 38% of the MARKIZA TV network's programming is locally produced, including top rated shows Uragan (Hurricane), Aj mudry schybi (To Err is Only Human), Milionar (Millionaire), and Televizne noviny (TV News).

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

Regulation

Under Slovenian television regulations, Pop TV and Kanal A are required to comply with a number of restrictions on programming and advertising. These restrictions include that 20% of the station's daily broadcast time must be internally produced programming (or programming produced on order and on behalf of the broadcaster itself), of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m., and 2% of the station's annual broadcast time must be Slovenian origin films (or other works from the field of literature, science and art). In the future a majority (at present at least 40%) of the station's annual broadcast time will be required to be European origin films (or other works from the field of literature, science and art); of which at least 10% of the station's annual broadcast time will be required to be works produced by independent producers, of which at least 50% has to be produced in the last 5 years (a broadcaster presently not broadcasting such percentage of works produced by independent European producers, must increase its present percentage each year). Certain films and other programs may only be broadcast between 12:00 p.m. and 5:00 am, and Pop TV or Kanal A news editors, journalists and correspondents on the POP TV and KANAL A networks must not reflect a biased approach toward news reporting.

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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA

	For the years ended December 31,

	2003	2002	2001	2000	1999

	(US$ 000’s, except per share data)
OPERATING DATA:
Net Revenues	$118,526	$92,294	$71,369	$73,373	$75,959
Total station operating costs and expenses	80,636	62,740	57,512	74,019	75,886
Selling, general and administrative expenses	11,678	12,255	19,771	15,533	15,529

Operating income/(loss) before corporate expenses	26,212	17,299	(5,914)	(16,179)	(15,456)
Corporate operating costs (excluding stock based compensation)	19,303	12,060	7,812	8,262	16,320
Stock based compensation	13,209	3,754	-	-	-
Amortization of goodwill	-	-	1,747	1,670	2,797

Total operating expenses	124,826	90,809	86,842	99,484	110,532

Operating income/(loss)	(6,300)	1,485	(15,473)	(26,111)	(34,573)
Loss on write down of investment	-	(2,685)	-	-	-
Equity in income/(loss) of unconsolidated affiliates	3,001	2,861	6,387	(514)	(11,021)
Net interest	(6,362)	(15,287)	(15,742)	(17,572)	(13,953)
Other income/(expense)	(216)	1,751	(3,412)	(38)	(962)
Change in the fair value of derivative	-	1,108	(1,576)	-	-
Gain on sale of subsidiary (1)	-	-	1,802	-	-
Foreign currency exchange gain/ (loss), net	(9,994)	(10,195)	1,641	(2,226)	13,498
Gain on sale of investment	-	-	-	17,186	25,870
Other income	-	-	-	-	8,250

Loss before provision for income taxes, minority interest and discontinued operations	(19,871)	(20,962)	(26,373)	(29,275)	(12,891)
Provision for income taxes	(3,654)	(3,568)	(1,005)	(236)	(366)

Loss before minority interest and discontinued operations	(23,525)	(24,530)	(27,378)	(29,511)	(13,257)
Minority interest in (income)/loss of consolidated subsidiaries	(676)	(576)	2,138	(107)	-

Net income/(loss) from continuing operations	(24,201)	(25,106)	(25,240)	(29,618)	(13,257)

Discontinued operations (2) :
Pre-tax income from discontinued operations (Czech Republic)	384,213	11,922	413	(7,880)	(69,819)
Tax on disposal of discontinued operations (Czech Republic)	(14,000)	(1,000)	-	-	-
Pre-tax income from discontinued operations (Hungary)	-	-	2,716	-	(6,794)

Income/(loss) on discontinued operations	370,213	10,922	3,129	(7,880)	(76,613)

Net income/(loss)	$346,012	$(14,184)	$(22,111)	$(37,498)	$(89,870)

	For the years ended December 31,

	2003	2002	2001	2000	1999

	(US$ 000’s, except per share data)
PER SHARE DATA: (3)
Net loss per common share from :
Continuing operations – basic and diluted	$(0.91)	$(0.95)	$(0.95)	$(1.12)	$(0.51)
Discontinued operations – basic	13.92	0.41	0.12	(0.30)	(2.97)
Discontinued operations – diluted	12.41	0.37	0.11	(0.30)	(2.97)
Total net income/(loss) - basic	13.01	(0.54)	(0.84)	(1.72)	(3.48)
Total net income/(loss) - diluted	$11.60	$(0.54)	$(0.84)	$(1.42)	$(3.48)
Weighted average common shares used in computing per share amounts (000s)
Basic	26,605	26,459	26,449	26,440	25,784
Diluted - continuing	26,605	26,459	26,449	26,440	25,784
Diluted - discontinued	29,828	29,658	28,523	26,440	25,784

BALANCE SHEET DATA:
Current assets	$264,743	$106,546	$70,604	$102,059	$102,851
Non-current assets	101,058	73,431	81,450	95,901	133,369

Total Assets	365,801	179,977	152,054	197,960	236,220

Current liabilities	66,286	71,861	74,872	82,146	76,704
Non-current liabilities	25,991	203,992	165,978	181,692	194,752

Total Liabilities	92,277	275,853	240,850	263,838	271,456

Shareholders’ Equity/(Deficit)	$273,524	$(95,876)	$(88,796)	$(65,878)	$(35,236)

OTHER DATA:
Net cash provided by (used in) operating activities	(11,594)	(7,865)	(24,750)	(4,933)	58,417
Net cash provided by (used in) investing activities	(10,080)	(4,479)	(1,653)	12,384	(26,196)
Net cash provided by (used in) financing activities	(197,160)	23,438	13,457	(2,398)	(6,377)
Net cash received from/(used in) discontinued activities	358,358	15,634	(2,407)	(3,464)	(30,559)

(1)	On November 22, 2001 we sold our 70% interest in Video Vision International Srl and a gain of US$ 1.8 million has been recognized.

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
IV.	Analysis of the Results of Consolidated Operations
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

●
On June 19, 2003, our Board of Directors decided to withdraw from Czech operations and on October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million, US$15.0 million of which has been received to date. The remainder is due by July 2005 and is fully secured.

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
● Acquisition of additional ownership in our present operations, which is regarded as the strategy with the least risk due to our knowledge of the value of these operations;
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

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) ROMANIA
	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)

	2003	2002	Movement	2002	2001	Movement

Romanian Net Revenues	51,177	33,547	17,630	33,547	32,553	994
Romanian EBITDA	12,206	6,347	5,859	6,347	(2,007)	8,354
Romanian EBITDA Margin	24%	19%	5%	19%	(6)%	25%
Romanian Broadcast Cash Flow	9,743	4,607	5,136	4,607	(3,522)	8,129

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

Page 35

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

Page 36

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

Net revenues for 2002 grew by 19% over 2001 in US dollar terms and by 17% in local currency terms principally due to the 2002 Soccer World Cup, when small domestic businesses advertised on television for the first time, and to a higher rate card (the quoted price of advertising spots) enabling us to increase our share of an otherwise flat local television advertising market.

●
EBITDA grew by 19% in 2003 over 2002 to deliver an EBITDA margin of 35% in 2003 compared to 33% in 2002. This reflects the local management's ability to recognize the need for cost control measures and to implement these measures in the face of current market conditions.

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

STUDIO 1+1 has a license to broadcast for only 15 hours per day and is the number two station (of 6 stations ranked) with an all-day audience share of 19.1% in its coverage area. The number one position is held by Inter which holds a license permitting it to broadcast for 24 hours per day. Inter had an all-day audience share of 26.1% in 2003. STUDIO 1+1's prime time audience share is 25.8% compared to Inter's 26.9%. Novi Kanal is the number three station with a 10.5% all-day audience share and generates effective national coverage through a collection of regional licenses.

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

Page 38

●
Broadcast Cash Flows for 2001 was in line with EBITDA, in 2002 there was an additional US$ 2 million invested in programming over and above the syndication charge for the year, and the investment in programming for 2003 was US$ 0.8 million less than the syndication charged. These fluctuations are caused by timing differences between cash investment and utilization (as indicated by the amortization charge) in a rapidly developing market where the cost of programming is rising.

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

Our consolidated net revenues increased by 28% in 2003 over 2002 due to a:

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

Discontinued operations: The amounts charged to the consolidated income statement in respect of discontinued operations are as follows:
	For the Years Ended December 31, (US $000's)
	2003	2002	Movement	2002	2001	Movement

Czech Republic
Gain/(loss) on disposal of discontinued operations	$384,213	$11,922	$372,291	$11,922	$413	$11,509
Tax on disposal of discontinued operations	(14,000)	(1,000)	(13,000)	(1,000)	-	(1,000)
Other
Gain/(loss) on disposal of discontinued operations	-	-	-	-	2,716	(2,716)

Discontinued operations	$370,213	$10,922	$359,291	$10,922	$3,129	$7,793

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

The operating gain of US$2.7 million in 2001 relates to the release of a provision created in 2000 which was no longer deemed necessary following liquidation.

V. Liquidity and Capital Resources

Cash Requirements

Following the final settlement of our Czech UNCITRAL Arbitration, we have US$ 190.3 million of cash and cash equivalents as at December 31, 2003 (2002: US$ 49.6 million)

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future subject to the matters disclosed under "Cash Outlook", below.

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

Sources and Uses of Cash

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

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Note 3 to our consolidated financial statements that are included in Part II, Item 8 of this Form 10-K. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Valuation of Intangible Assets – We have acquired significant intangible assets that are valued and recorded. Intangible assets include goodwill, broadcast license costs license acquisition costs and trademarks, all of which are not amortized under FAS142. We assess the carrying value of these assets if events or changes in circumstances indicate that such carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review are: under-performance of projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends.

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

Deferred Tax - We recognize deferred tax assets if it is probable that sufficient taxable income will be available in future periods against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

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

Ukraine

We contract with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova Film GmbH, Boris Fuchsmann. Innova Film GmbH is one of the Ukraine operating companies. Our total purchases from Contact Film Studios in 2003 were US$ 0.1 million (2002: US$ nil , 2001: US$ 0.1 million). No outstanding balances are owed to us as of December 31, 2003.

We made in 1998 a loan to Mr Fuchsmann with a total balance outstanding at December 31, 2003 of US$ 3.1 million (2002: US$ 3.8 million), an interest rate of 10% and a final due date of November 2006 as disclosed in Note 17 of Item 8.

The previous general director, Alexander Rodnyansky, is the Honorary President of Studio 1+1 and continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC and plans to continue that commercial co-operation for future projects. Our total purchases from CTC in 2003 were US$ 0.4 million (2002: US$ 0.1 million, 2001: US$ nil). No outstanding balances are owed to us as of December 31, 2003.

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

Deloitte & Touche LLP
February 25, 2004
London, United Kingdom

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(US$ 000’s)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$190,314	$49,644
Restricted cash	5,429	6,168
Accounts receivable (net of allowances of $5,625, $7,481, respectively) (Note 5)	30,056	25,873
Other Receivable (Note 6)	20,103	-
Program rights	10,160	10,997
Loans to related parties (Note 17)	3,849	4,250
Asset held for sale	-	5,473
Other short-term assets (Note 10)	4,832	4,141

Total current assets	264,743	106,546
Loans to related parties (Note 17)	1,883	3,486
Investments in associated companies (Note 15)	24,412	24,134
Property, plant and equipment (net of depreciation $55,128, $50,885, respectively) (Note 9)	17,856	14,544
Other Receivable (Note 6)	18,200	-
Program rights	9,682	6,982
Goodwill (Note 7)	17,821	18,201
Other intangibles (Note 7)	8,899	1,798
Other assets (Note 10)	2,305	4,286

Total Assets	$365,801	$179,977

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2003 and 2002
(US$ 000’s)

	December 31, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note 16)	$36,749	$40,152
Duties and other taxes payable	16,637	18,088
Income taxes payable (Note 11)	12,715	5,181
Credit facilities and obligations under capital leases (Note 12)	185	8,440

Total current liabilities	66,286	71,861
NON-CURRENT LIABILITIES
Credit facilities and obligations under capital leases (Note 12)	16,891	23,124
Senior Notes (Note 12)	-	175,000
Income tax payable (Note 11)	6,000	-
Provision for losses in investments in associated companies	2,106	3,442
Other liabilities	-	407

Total non-current liabilities	24,997	201,973
Minority interests in consolidated subsidiaries	994	2,019
Commitments and Contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Class A Common Stock, $0.08 par value: authorized: 100,000,000 shares at December 31, 2003 and December 31, 2002; issued and outstanding : 19,269,766 at December 31, 2003 and 18,523,768 at December 31, 2002.	1,542	1,482
Class B Common Stock, $0.08 par value: authorized: 15,000,000 shares at December 31, 2003 and December 31, 2002; issued and outstanding : 7,334,736 at December 31, 2003 and 7,934,736 at December 31, 2002	587	635
Additional paid-in capital	372,662	359,342
Retained earnings/(accumulated deficit)	(105,999)	(452,011)
Accumulated other comprehensive income/(loss)	4,732	(5,324)

Total shareholders' equity/(deficit)	273,524	(95,876)

Total liabilities and shareholders' equity	$365,801	$179,977

All Class A and Class B Common Stock has been retrospectively adjusted to reflect the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003. For further information, see Note 4, "Two-for-One Stock Splits".

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000’s)

	For the Years Ended December 31,
	2003	2002(1)	2001(1)
Net revenues	$118,526	$92,294	$71,369
STATION EXPENSES:
Operating costs	23,525	19,534	19,563
Cost of programming (Note 20)	52,118	36,491	28,556
Depreciation of station fixed assets and other intangibles	4,993	6,715	9,393

Total station operating costs and expenses	80,636	62,740	57,512
Station selling, general and administrative expenses	11,678	12,255	19,771

Operating income/(loss) before corporate expenses	26,212	17,299	(5,914)
CORPORATE EXPENSES:
Corporate operating costs (excluding stock based compensation)	19,303	12,060	7,812
Stock based compensation (Note 13)	13,209	3,754	-
Amortization of goodwill	-	-	1,747

Operating income/(loss)	(6,300)	1,485	(15,473)
Net Interest
Interest income	5,501	1,788	2,225
Interest expense	(11,863)	(17,075)	(17,967)

	(6,362)	(15,287)	(15,742)
Loss on write down of investment	-	(2,685)	-
Equity in income/(loss) of unconsoidated affiliates	3,001	2,861	6,387
Other income/(expense)	(216)	1,751	(3,412)
Change in fair value of derivative	-	1,108	(1,576)
Gain on sale of subsidiary	-	-	1,802
Foreign currency exchange gain/(loss), net	(9,994)	(10,195)	1,641

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(19,871)	(20,962)	(26,373)
Provision for income taxes (Note 11)	(3,654)	(3,568)	(1,005)

Income/(loss) before minority interest and discontinued operations	(23,525)	(24,530)	(27,378)
Minority interest in (income)/loss of consolidated subsidiaries	(676)	(576)	2,138

Net income/(loss) from continuing operations	(24,201)	(25,106)	(25,240)
Discontinued operations (Note 21):
Pre-tax income from discontinued operations (Czech Republic)	384,213	11,922	413
Tax on disposal of discontinued operations (Czech Republic)	(14,000)	(1,000)	-
Income from discontinued operations (Hungary)	-	-	2,716

Income/(loss) on discontinued operations	370,213	10,922	3,129

Net income/(loss)	$346,012	$(14,184)	$(22,111)

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

(2) All per share data has been adjusted for the two-for-one stock split which occurred on November 5, 2003 (for further information see Note 4, "Two-For–One Stock Splits").

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

	For the Years Ended December 31,
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

Following the adoption of the new Media Law, on March 21, 2003 we agreed with Adrian Sarbu and Ion Tiriac to increase our stake in the main license holding company, Pro TV SRL and convert it into a joint stock company now described as Pro TV SA ("Pro TV"). Simultaneously the articles of that company were modified so as to replicate the Council of Administration and minority shareholder protective rights as exist in MPI. The next stage in the re-organization assumed a transfer of all audio-visual licenses held by Media Pro to Pro TV. This transfer was submitted for the approval of the Romanian Media Council and was initially rejected since the Romanian Media Council believed that the combination of all the licenses into Pro TV would exceed the 30% threshold of audience share stipulated by the audio-visual law. We believe the combined audience share does not exceed the 30% threshold. The Romanian Media Council prolonged the compliance term at a meeting dated October 28, 2003 for a further six months so as to allow time to prepare a market research report or to adopt a new strategy. We are currently working with our local shareholders to prepare documentation to transfer only the television licenses from Media Pro to Pro TV as the Romanian Media Council has verbally stated that this would be approved. The future of the radio licenses currently held by Media Pro will be decided upon receiving the results of an independently commissioned market research report.

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

License Company : Markiza

In the first quarter of 2002, we acquired a 34% interest in Markiza. We are entitled to 70% of STS' profits as opposed to 80% prior to the acquisition. The objective of our transfer of 10% of the Company's economic interest in STS in exchange for a 34% voting interest in Markiza with a 0.1% share of profits was to improve the security of our investment in the operations in the Slovak Republic by obtaining a significant influence over Markiza.

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

License Company : Studio 1+1

Current Ukrainian legislation limits direct foreign equity holdings in broadcasting companies to 30%. At present our interest in Studio 1+1 is, indirectly, 18%. Existing agreements commit all the shareholders of Studio 1+1 to increase our direct holding, or that of one of our subsidiaries, when legislation permits this.

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

The first installment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million installment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$ 1.0 million if payment of the full amount is received prior to July 15, 2004.

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

On May 19, 2003, we received US$ 358.6 million from the Czech Republic government in final settlement following our UNCITRAL Arbitration. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. The first installment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million installment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20.0 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005.

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

Fair Value of Financial Instruments

We account for the fair value of financial instruments in accordance with FAS No. 107, "Disclosures about Fair Value of Financial Instruments". To meet the reporting requirements of FAS No. 107, we calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. We use quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, we use standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

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

Foreign Currency

Our reporting currency is the US dollar. The financial statements of our operations whose functional currency is other than the U.S. dollar are translated from such functional currency to U.S. dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are accumulated within a separated component of Shareholders’ Equity while transactional gains and losses are recognized in the Statement of Operations.

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

		For the Years Ended December 31,
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

	As at December 31,
	(US$ 000’s)
	2003	2002

Trading:
Third-party customers	$31,944	$28,838
Less: allowance for bad debts	(5,232)	(6,559)
Related parties	3,211	3,518
Less: allowance for bad debts	(131)	(278)

Total	29,792	25,519
Other:
Related parties	526	998
Less: allowance for bad debts	(262)	(644)

Total	$30,056	$25,873

6. OTHER RECEIVABLE

	As at December 31,
	(US$ 000’s)
	2003	2002

Short-term	$20,103	$-
Long-term	18,200	-

Total	$38,303	$-

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The first installment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million installment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20.0 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$ 1.0 million if payment of the full amount is received prior to July 15, 2004. We do not believe that we will receive full payment prior to July 15, 2004 and have therefore not accounted for any discount.

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

	As at December 31 (US$ 000’s)
	Slovenian operations	Ukrainian operations	Total
Carrying amount as at December 31, 2001	$12,715	$4,096	$16,811
Foreign exchange movements	1,390	-	1,390

Carrying amount as at December 31, 2002	14,105	4,096	18,201
Foreign exchange movements	(380)	-	(380)

Carrying amount as at December 31, 2003	$13,725	$4,096	$17,821

Other intangibles:

	As at December 31 (US$ 000’s)
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

		As at December 31

	Useful Lives Years	2003 US$ 000’s	2002 US$ 000’s

Land and buildings	25	$10,125	$9,949
Station machinery, fixtures and equipment	4-8	49,188	47,169
Other equipment	3-8	7,461	3,971
Software license	3-5	3,783	4,109
Construction in progress	-	2,427	231

		72,984	65,429
Less – Accumulated depreciation		(55,128)	(50,885)

		$17,856	$14,544

Assets held under capital lease (included within the above)
Land and buildings		$915	$784
Station machinery, fixtures and equipment		309	264

		1,224	1,048
Depreciation		(207)	(167)

Net Book Value		$1,017	$881

10. OTHER ASSETS

Other assets consist of the following:

	As at December 31,

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

	For the Years Ended December 31,
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

	For the Years Ended December 31,
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

	As at December 31,
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

We have provided a valuation allowance against potential deferred tax assets of US$ 11.8 million and US$ 8.7 million as at December 31, 2003 and 2002, respectively since it has been deemed more likely than not that the benefits associated with these assets will not be realized. As at December 31, 2003 we have US$ 0.4 million of net deferred income assets, carried for use in future years (2002: nil).

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

12. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

		As at December 31,
		(US$ 000’s)
		2003	2002

CME B.V.
GoldenTree Asset Management Facility	(a)	$-	$14,193
Ceska Sporitelna Loan	(b)	-	8,304
STS Loan	(c)	6,245	2,606
Slovenian Operations
Long-term loan	(d)	10,015	5,643
Capital lease, net of interest, and unsecured short-term loans		641	582
Ukrainian Operations
CapiCapital lease, net of interest, and unsecured short-term loans	(e)	175	236

Total current and non-current maturities		17,076	31,564

Less current maturities		(185)	(8,440)

Total non-current maturities		$16,891	$23,124

CME B.V.

(a) On August 5, 2002, CME Media Enterprises BV, our wholly owned subsidiary, borrowed US$ 15.0 million. On May 29, 2003, we settled this debt and accrued interest with GoldenTree Asset Management for the sum of US$ 15.3 million.

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

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under non-cancelable operating leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at December 31, 2003:

As at December 31, 2003 (US$ 000’s)

2004	$246
2005	179
2006	125
2007	125
2008	125
2009 and thereafter	264

1,064
Less: amount representing interest	(248)

Present value of net minimum lease payments	$816

Senior Notes

	As at December 31,
	(US$ 000’s)
	2003	2002

US$ 100 million 9 3/8% Senior Notes	$-	$99,964
Euro 71.6 million 8 1/8% Senior Notes	-	75,036

Total	$-	$175,000

On August 20, 1997, we issued Senior Notes of US$ 100 million at 9 3/8% and Euro 71.6 million (approximately US$ 89.5 million) at 8 1/8%, due 2004 (collectively the "Senior Notes"). The Senior Notes were redeemable at our option, in whole or in part, at any time on or after August 15, 2003 at face value.

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

Page 78

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

	For the Year Ended December 31, 2003

	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	2,503,715	6.40	0.16 – 33.50
Granted	252,000	10.64	10.37 – 11.44
Exercised	(145,998)	0.83	0.16 – 2.14
Forfeited	(82,000)	7.83	5.72 – 33.50

Outstanding at end of year	2,527,717	7.10	0.16 – 33.50

	For the Year Ended December 31, 2002

	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	2,074,915	7.56	0.16 – 33.50
Granted	466,000	2.08	1.96 – 2.14
Exercised	(10,000)	0.84	0.84
Forfeited	(27,200)	22.51	20.00 – 23.00

Outstanding at end of year	2,503,715	6.40	0.16 – 33.50

	For the Year Ended December 31, 2001

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

	For the Years Ended December 31,
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

Station Programming Rights Agreements

We had programming rights commitments of US$ 8.2 million in respect of future programming which includes contracts signed with license periods starting after December 31, 2003. As at December 31, 2002, we had programming rights commitments of US$ 5.8 million in respect of future programming which includes contracts signed with license periods starting after December 31, 2002.

Operating Lease Commitments

For the fiscal years ended December 31, 2003, 2002, and 2001 we paid aggregate rent on all facilities of US$ 0.8 million, US$ 0.8 million, and US$ 1.3 million respectively. Future minimum operating lease payments at December 31, 2003 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

As at December 31, 2003 (US$ 000’s)

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

15. INVESTMENTS IN ASSOCIATED COMPANIES

We hold the following investments in unconsolidated affiliates:

	Voting Interest	As at December 31,
		(US$ 000’s)
		2003	2002

STS	49%	$24,404	$22,966
CET 21	3.125% (1)	-	277
Tele 59	10% (1)	-	889
Other	Various	8	2

		$24,412	$24,134

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

	As at December 31,
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

	As at December 31, (US$ 000’s)
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

Ukraine

We contract with Contact Film Studios for the production of certain TV programs. This is a company connected to the minority shareholder and joint Managing Director of Innova, Boris Fuchsmann. Innova is one of the Ukraine operating companies. Our total purchases from Contact Film Studios in 2003 were US$ 0.1 million (2002: US$ nil , 2001: US$ 0.1 million). No outstanding balances are owed to us as of December 31, 2003.

We made in 1998 a loan to Mr Fuchsmann with a total balance outstanding at December 31, 2003 of US$ 3.1 million (2002: US$ 3.8 million), an interest rate of 10% and a final due date of November 2006.

The previous general director, Alexander Rodnyansky, is the Honorary President of Studio 1+1 and continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC and plans to continue that commercial co-operation for future projects. Our total purchases from CTC in 2003 were US$ 0.4 million (2002: US$ 0.1 million, 2001: US$ nil). No outstanding balances are owed to us as of December 31, 2003.

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

18. SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED AFFILIATES

	STS		Studio 1+1

	As at December 31, 2003	As at December 31, 2002	As at December 31, 2003	As at December 31, 2002

	(US$ 000's)	(US$ 000's)	(US$ 000's)	(US$ 000's)

Current assets	$21,224	$15,596	$7,489	$5,935
Non-current assets	14,831	13,254	803	1,033
Current liabilities	(13,249)	(10,734)	(10,171)	(8,218)
Non-current liabilities	(2,457)	(2,629)	-	-

Net Assets	$20,349	$15,487	$(1,879)	$(1,250)

	STS
	For the Years Ended December 31, (US$ 000's)

	2003	2002	2001

Net revenues	$50,814	$38,397	$34,696
Operating income/(loss)	10,579	3,842	3,735
Net income/(loss)	8,523	5,956	1,354
Movement in Accumulated other comprehensive income/(loss)	5,315	2,879	(228)

	Studio 1+1
	For the Years Ended December 31, (US$ 000's)

	2003	2002	2001

Net revenues	$28,922	$20,491	$15,865
Operating income/(loss)	1,871	(51)	6,887
Net income/(loss)	(629)	(587)	5,305
Movement in Accumulated other comprehensive income/(loss)	-	-	-

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

Below are tables showing our Segment EBITDA and Segment Broadcast Cash Flow by operation and reconciling these figures to our consolidated US GAAP results for the years ended December 31, 2003, 2002, and 2001:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	(US $000's)
	Net Revenues (1)		Segment EBITDA		Segment Broadcast
					Cash Flow
	2003	2002	2003	2002	2003	2002

Country
Romania (2)	$51,177	$33,547	$12,206	$6,347	$9,743	$4,607
Slovak Republic (MARKIZA TV)	50,814	38,397	11,657	7,132	11,961	7,774
Slovenia (POP TV and KANAL A)	37,168	33,864	13,173	11,052	12,912	11,884
Ukraine (STUDIO 1+1)	36,633	31,732	8,000	6,892	8,817	4,930

Total Segment Data	$175,792	$137,540	$45,036	$31,423	$43,433	$29,195

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$118,526	$92,294	$(19,871)	$(20,962)	$(19,871)	$(20,962)
Corporate Expenses	-	-	32,512	15,814	32,512	15,814
Unconsolidated Equity Affiliates:
Ukraine (Studio 1+1)	6,452	6,849	2,174	277	2,174	277
Slovak Republic (MARKIZA TV)	50,814	38,397	11,657	7,132	11,657	7,132
Station Depreciation	-	-	4,993	6,715	4,993	6,715
Loss on write down of investment			-	2,685	-	2,685
Equity in income/(loss) of unconsolidated equity affiliates	-	-	(3,001)	(2,861)	(3,001)	(2,861)
Net interest	-	-	6,362	15,287	6,362	15,287
Other income	-	-	216	(1,751)	216	(1,751)
Change in fair value of derivative	-	-	-	(1,108)	-	(1,108)
Foreign currency exchange (loss)/gain, net	-	-	9,994	10,195	9,994	10,195
Cash paid for programming	-	-	-	-	(41,085)	(31,080)
Program amortization	-	-	-	-	39,482	28,852

Total Segment Data	$175,792	$137,540	$45,036	$31,423	$43,433	$29,195

(1)	All revenue is derived from external customers

(2)	Romanian networks are PRO TV, ACASA and PRO TV INTERNATIONAL

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	(US $000's)
	Net Revenues (1)		Segment EBITDA		Segment Broadcast
					Cash Flow
	2002	2001	2002	2001	2002	2001

Country
Romania (2)	$33,547	$32,553	$6,347	$(2,007)	$4,607	$(3,522)
Slovak Republic (MARKIZA TV)	38,397	34,696	7,132	6,033	7,774	6,922
Slovenia (POP TV and KANAL A)	33,864	28,465	11,052	8,367	11,884	7,932
Ukraine (STUDIO 1+1)	31,732	23,098	6,892	4,613	4,930	4,509

Total Segment Data	$137,540	$118,812	$31,423	$17,006	$29,195	$15,841

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$92,294	$71,369	$(20,962)	$(26,373)	$(20,962)	$(26,373)
Corporate Expenses	-	-	15,814	9,559	15,814	9,559
Unconsolidated Equity Affiliates:
Ukraine (Studio 1+1)	6,849	12,747	277	7,494	277	7,494
Slovak Republic (MARKIZA TV)	38,397	34,696	7,132	6,033	7,132	6,033
Station Depreciation	-	-	6,715	9,393	6,715	9,393
Loss on write down of investment			2,685	-	2,685	-
Equity in income/(loss) of unconsolidated equity affiliates	-	-	(2,861)	(6,387)	(2,861)	(6,387)
Net interest	-	-	15,287	15,742	15,287	15,742
Other expenses	-	-	(1,751)	3,412	(1,751)	3,412
Change in fair value of derivative	-	-	(1,108)	1,576	(1,108)	1,576
Gain on sale of subsidiaries	-	-	-	(1,802)	-	(1,802)
Foreign currency exchange (loss)/gain, net	-	-	10,195	(1,641)	10,195	(1,641)
Cash paid for programming	-	-	-	-	(31,080)	(22,460)
Program amortization	-	-	-	-	28,852	21,295

Total Segment Data	$137,540	$118,812	$31,423	$17,006	$29,195	$15,841

(1)	All revenue is derived from external customers

(2)	Romanian networks are PRO TV, ACASA and PRO TV INTERNATIONAL

20. COST OF PROGRAMMING

Our cost of programming consists of the following:

	For the Years Ended December 31,
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

In 2003, we incurred US$ 14.8 million of arbitration related costs (primarily legal costs) relating to the arbitration proceedings against the Czech Republic and to the ICC Arbitration Tribunal against Dr Zelezny compared to US$ 12.8 million in 2002. Arbitration Related Proceeds/(Costs) in 2002 were previously classified in corporate operating costs expenses.

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The first installment of US$ 7.5 million was received on October 8, 2003 and the second US$ 7.5 million installment was received on October 23, 2003. The remainder of the purchase price will be settled by payments of US$ 20.0 million plus all accrued interest on or before July 15, 2004 and US$ 18.2 million plus all accrued interest on or before July 15, 2005. The sale agreement provides for a discount of US$ 1.0 million if payment of the full amount is received prior to July 15, 2004.

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

22. FOREIGN CURRENCY TRANSLATION

We generate revenues primarily in Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") Ukrainian hryvna ("Hrn"), the Euro ("Euro") and U.S. dollars ("US$") and incur expenses in those currencies as well as British pounds ("GBP"). The Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. We incur operating expenses for acquired programming in U.S. dollars and other foreign currencies. For financial statements where the functional currency is not the US dollar, balance sheet accounts are translated from foreign currencies into US dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. Transactional gains and losses are recognized in the statement of operations.

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

In the accompanying notes, US$ equivalents of Euro, Kc, ROL, Sk, SIT, Hrn and GBP amounts have been included at December 31, 2003, 2002 or historical rates, as applicable, for illustrative purposes only. In limited instances, we enter into forward foreign exchange contracts and purchase foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. Premiums on foreign currency options are amortized over the option period being hedged.

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

	For the years ended December 31,

	Net Income/(Loss)		Common Shares (000's)		Net Income/(Loss)
	(US$ 000's)				per Common Share

	2003	2002	2003	2002	2003	2002

Basic EPS	$346,012	$(14,184)	26,605	26,459	$13.01	$(0.54)

Net income/(loss) attributable to common stock
Effect of dilutive securities : stock options	-	-	2,527	-	(1.11)	-
Effect of dilutive securities : stock warrants	-	-	696	-	(0.30)	-
Diluted EPS

Net income/(loss) attributable to common stock	$346,012	$(14,184)	29,828	26,459	$11.60	$(0.54)

	For the years ended December 31, (US$ 000's)

	Net Income/(Loss)		Common Shares		Net Income/(Loss)
					per Common Share

	2002	2001	2002	2001	2002	2001

Basic EPS

Net income/(loss) attributable to common stock	$(14,184)	$(22,111)	26,459	26,449	$(0.54)	$(0.84)
Effect of dilutive securities : stock options	-	-	-	-	-	-
Effect of dilutive securities : stock warrants	-	-	-	-	-	-
Diluted EPS

Net income/(loss) attributable to common stock	$(14,184)	$(22,111)	26,459	26,449	$(0.54)	$(0.84)

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

25. SUBSIDIARIES AND INVESTMENTS

Our subsidiaries and investments as at February 25, 2004 are summarized in the table below.

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity Accounted Affiliate / Investment (1)

Media Pro International S.A.	66%	Romania	Subsidiary
Media Vision S.R.L.	70%	Romania	Subsidiary
MPI Romania B.V	66%	Netherlands	Subsidiary
Pro TV SA	66%	Romania	Subsidiary
Media Pro S.R.L	44%	Romania	Equity Accounted Affiliate

Media Pro Chisinau S.R.L	39%	Moldova	Equity Accounted Affiliate

International Media Services Ltd.	60%	Bermuda	Subsidiary
Innova Film GmbH	60%	Germany	Subsidiary
Enterprise "Inter-Media"	60%	Ukraine	Subsidiary
Broadcasting Company "Studio 1+1"	18%	Ukraine	Equity Accounted Affiliate
Gravis	30%	Ukraine	Equity Accounted Affiliate

Slovenska Televizna Spolocnost, s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
Markiza-Slovakia s.r.o.	34%	Slovak Republic	Equity Accounted Affiliate
Gamatex s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
ADAM a.s.	49%	Slovak Republic	Equity Accounted Affiliate

MKTV Rt (Irisz TV)	100%	Hungary	Subsidiary (in liquidation)

MM TV 1 d.o.o.	100%	Slovenia	Subsidiary
Produkcija Plus d.o.o.	96.85%	Slovenia	Subsidiary
POP TV d.o.o.	96.85%	Slovenia	Subsidiary
Kanal A d.o.o.	96.85%	Slovenia	Subsidiary
Superplus Holding d.d.	100%	Slovenia	Subsidiary (in liquidation)
MTC Holding d.o.o.	24%	Slovenia	Equity Accounted Affiliate

Media House d.o.o.	100%	Croatia	Subsidiary

CME Media Enterprises B.V.	100%	Netherlands	Subsidiary
CME Czech Republic B.V.	100%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100%	Netherlands	Subsidiary

CME Germany B.V.	100%	Netherlands	Subsidiary
CME Hungary B.V.	100%	Netherlands	Subsidiary
CME Poland B.V.	100%	Netherlands	Subsidiary
CME Romania B.V.	100%	Netherlands	Subsidiary
CME Slovenia B.V.	100%	Netherlands	Subsidiary
CME Ukraine B.V.	100%	Netherlands	Subsidiary

CME Media Enterprises Ltd	100%	UK	Subsidiary
CME Ukraine Holding GmbH	100%	Austria	Subsidiary
CME Germany GmbH	100%	Germany	Subsidiary
CME Development Corporation	100%	USA	Subsidiary

Central European Media Enterprises N.V.	100%	Netherlands Antilles	Subsidiary

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

Deloitte & Touche, spol. s.r.o.

Bratislava, Slovak Republic
24 February 2004

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002 (US$ 000’s)

	December 31, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$4,079	$2,887
Accounts receivable
Accounts receivable (net of allowance for doubtful accounts $2,177 and $1,867, respectively)	11,992	8,199
Related party receivables	2,387	1,906
Advances to related parties	261	101

Total accounts receivable	14,640	10,206
Program rights costs - current	1,653	1,121
Taxes receivable
Income taxes receivable	-	230
VAT	22	203
Other current assets
Prepaid expenses and advances	606	440
Other current assets	55	100
Deferred tax asset - current	169	409

Total current assets	21,224	15,596

Investments	4	-
Property, plant and equipment - net	10,770	9,805
Program rights costs non-current	2,479	1,682
Intangible assets
Broadcast license and other intangibles	1,890	1,360
Less: Acc. Amort. Intangibles	(1,616)	(1,259)

Intangibles Assets - net	274	101

Deferred tax assets - non-current	1,304	1,666

Total non-current assets	14,831	13,254

TOTAL ASSETS	$36,055	$28,850

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2003 and 2002 (US$ 000’s)

	December 31, 2003	December 31, 2002
LIABILITIES AND EQUITY
Liabilities:
Current portion of debt	$648	$815
Accounts payable	1,634	2,417
Accrued liabilities	4,032	2,989
Related party payable	1,021	1,715
Program rights payable - current	2,914	2,487
Duties and taxes payable	2,624	290
Other current liabilities	376	21

Total Current Liabilities	13,249	10,734

Long-term Debt net of current maturities	2,457	2,629

TOTAL LIABILITIES	$15,706	$13,363

COMMENTS AND CONTINGENCIES, NOTE 7

Equity
Registered capital	$6	$6
Additional paid-in capital	34,648	39,326
Shareholders' loans	(8,992)	(4,694)
Accumulated deficit	(3,557)	(12,080)
Accumulated comprehensive loss	(1,756)	(7,071)

TOTAL EQUITY	$20,349	$15,487

TOTAL LIABILITIES AND EQUITY	$36,055	$28,850

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED INCOME STATEMENTS

For the years ended December 31, 2003, 2002 and 2001

(US$ 000’s)

	For the Years Ended December 31,
	2003	2002	2001
NET REVENUES	$50,814	$38,397	$34,696
Expenses:
Salaries and benefits	7,314	5,923	5,737
Programming syndication costs	9,393	8,429	7,960
Production expenses	9,883	8,228	7,127
Marketing/selling costs	1,860	1,550	1,740
BO&E/facilities costs	5,828	4,703	3,267
General and administrative costs	4,152	4,042	3,581
Depreciation and amortization	1,805	1,680	1,549

TOTAL EXPENSES (incl. expenses from related parties of US$ 4,904, US$5,611 and US$2,700, respectively)	40,235	34,555	30,961

Operating income	10,579	3,842	3,735

Other income/expense
Interest income	731	276	104
Interest expense	(285)	(356)	(546)
Other income/expense	436	24	(31)
Gain or (loss) on foreign exchange	932	826	(229)

Net income before income tax (provision)/benefit	12,393	4,612	3,033

Income tax (provision)/benefit	(3,870)	1,344	(1,679)

Net income	$8,523	$5,956	$1,354

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(US$ 000’s)

	Comprehensive Income/(Loss)	Registered Capital	Additional Paid in capital	Shareholders' Loans	Accumulated Deficit	Accumulated other Comprehensive Income/(Loss)	Total shareholders’ equity

BALANCE, January 1, 2000		$6	$39,326	$-	$(19,390)	$(9,722)	$10,220
Comprehensive income:
Net income for 2001	1,354	-	-	-	1,354	-	1,354
Other comprehensive income/(loss):
Currency translation adjustment	(228)	-	-	-	-	(228)	(228)

Comprehensive income	$1,126

BALANCE, December 31, 2001		6	39,326	-	(18,036)	(9,950)	11,346

Shareholders' loans granted		-	-	(4,694)	-	-	(4,694)
Comprehensive income
Net income for 2002	5,956	-	-	-	5,956	-	5,956
Other comprehensive income/(loss):
Currency translation adjustment	2,879	-	-	-	-	2,879	2,879

Comprehensive income	$8,835

BALANCE, December 31, 2002		6	39,326	(4,694)	(12,080)	(7,071)	15,487

Shareholders' loans granted		-		(4,298)	-	-	(4,298)
Dividends distribution		-	(4,678)	-	-	-	(4,678)
Comprehensive income
Net income for 2003	8,523	-	-	-	8,523	-	8,523
Other comprehensive income/(loss):
Currency translation adjustment	5,315	-	-	-	-	5,315	5,315

Comprehensive income	$13,838

BALANCE, December 31, 2003		$6	$34,648	$(8,992)	$(3,557)	$(1,756)	$20,349

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED STATEMENT OF CASH FLOW STATEMENTS

For the years ended December 31, 2003, 2002 and 2001

(US$ 000’s)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,523	$5,956	$1,354
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	11,454	10,190	9,579
Receivables write off and Provision for doubtful accounts receivable	(35)	(206)	746
Exchange rate losses/(gains)	-	-	17
(Gain)/Loss from sales of fixed assets	2	(2)	(9)
Net change in deferred income taxes	945	(2,075)	707
Change in current assets and liabilities:
Accounts receivable	(1,969)	2,902	(2,426)
Other Assets	198	124	(65)
Accounts payable	(1,773)	(1,910)	(1,676)
Program rights payable	(10,124)	(9,152)	(7,164)
Other current liabilities	277	41	19
Income taxes payable	2,329	(846)	803

Net cash provided by operating activities	9,827	5,022	1,885

INVESTING ACTIVITIES:
Purchase of PMT, s.r.o.	(3)	-	-
Purchase of property, plant and equipment	(942)	(567)	(1,185)
Purchase of intangible assets	(212)	-	(254)
Proceeds from sale of fixed assets	27	10	24

NET CASH USED IN INVESTING ACTIVITIES	(1,130)	(557)	(1,415)

FINANCING ACTIVITIES:
Repayments of short term credit facilities	(308)	(749)	(273)
Proceeds from long term credit facilities	(665)	1,472	-
Loans to shareholders	(2,955)	(4,168)	-
Dividends paid	(4,205)	-	-

NET CASH USED IN FINANCING ACTIVITIES	(8,133)	(3,445)	(273)

NET INCREASE IN CASH AND CASH EQUIVALENTS	564	1,020	197
Effect of exchange rate differences on cash and cash equivalents	628	430	(29)

Cash and cash equivalents at the beginning of the year	2,887	1,437	1,269
Cash and cash equivalents at the end of the year	$4,079	$2,887	$1,437

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Income taxes paid	$(847)	$(1,504)	$(207)
Interest paid	$(212)	$(356)	$(288)
Non cash financing activities	$-	$-	$225

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of US $)

(1) NATURE OF BUSINESS

Slovenska televizna spolocnost, s.r.o. (STS) is a Slovak limited liability partnership (without shares), having its legal seat in Blatné 18, 900 82 Blatné, Slovak Republic. It was founded on September 28, 1995 and incorporated into the Commercial Register on October 9, 1995. The main activities of STS are:

●  Broadcasting of programming (both own production and acquired).
●  Sales of advertising.

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2003 were as follows:

	Net revenues in 2003	Share on total spot revenues	Receivable as at 31.12. 03

Universal McCann Bratislava	7,440	15.81%	1,613
OMD Slovakia	6,951	14.77%	979
The Media Edge	6,787	14.42%	1,630
Unimedia	5,116	10.87%	2,514
CIA Slovakia	3,373	7.17%	1,040
Credit Partner	2,482	5.27%	2,368

Total	32,149		10,144

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

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2001 were as follows:

	Net revenues in 2001	Share on total spot revenues	Receivable as at 31.12.01

The Media Edge	4,422	12.37%	1,506
Unimedia	3,360	9.40%	889
Pool Media Direction	2,608	7.29%	133
Media Direction	2,464	6.89%	899
CIA Slovakia	2,252	6.30%	374
Universal McCann Erickson	2,241	6.27%	701
CPM Slovakia	2,005	5.60%	763
Optimum Media Operation	1,998	5.59%	631
Credit Partner	1,940	5.42%	1,744

Total	23,290		7,640

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

The balance of this reserve as at 31 December 2003 and 2002 were US$ 1,000 thousand and US$917 thousand, respectively. The net charge/(credit) to Income statements for the years ended 31 December 2003, 2002 and 2001 were US$ (115) thousand, US$ (336) thousand and US$ (1,017) thousand, respectively.

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

(3) PROGRAM RIGHTS

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

(4) PROPERTY, PLANT AND EQUIPMENT

The components of Property, plant and equipment for the year ended December 31, 2003 were as follows:

	Balance at 31.12.2002	Additions	Reclasses	Write off	Exchange rate impact	Balance at 31.12.2003

Cost
Land	777	-	-	-	168	945
Buildings	8,292	-	13	-	1,792	10,097
Vehicles under capital lease	1,003	-	80	(1,100)	217	200
Machinery and equipment	12,494	-	438	(11)	2,701	15,622
Other equipment	2,717	-	100	(149)	587	3,255
Vehicles	1,984	-	488	(80)	428	2,820
Construction in progress	99	1,047	(1,119)	-	21	48

Total acquisition cost	27,366	1,047	-	(1,340)	5,914	32,987

Accumulated depreciation
Buildings	(1,634)	(441)	-	-	(353)	(2,428)
Vehicles under capital lease	(787)	(280)	-	1,100	(170)	(137)
Machinery and equipment	(11,513)	(532)	-	11	(2,489)	(14,523)
Other equipment	(2,205)	(328)	-	149	(477)	(2,861)
Vehicles	(1,422)	(618)	-	80	(308)	(2,268)

Total accumulated depreciation	(17,561)	(2,199)	-	1,340	(3,797)	(22,217)

Net book value	9,805					10,770

The components of Property, plant and equipment for the year ended December 31, 2002 were as follows:

	Balance at 31.12.2001	Additions	Reclasses	Write off	Exchange rate impact	Balance at 31.12.2002

Cost
Land	642	-	-	-	135	777
Buildings	6,844	-	6	-	1,442	8,292
Vehicles under capital lease	849	-	-	(25)	179	1,003
Machinery and equipment	9,976	-	418	-	2,100	12,494
Other equipment	2,009	-	426	(141)	423	2,717
Vehicles	1,631	-	57	(47)	343	1,984
Construction in progress	98	888	(907)	-	20	99

Total acquisition cost	22,049	888	-	(213)	4,642	27,366

Accumulated depreciation
Buildings	(1,076)	(332)	-	-	(226)	(1,634)
Vehicles under capital lease	(415)	(309)	-	25	(88)	(787)
Machinery and equipment	(8,984)	(637)	-	-	(1,892)	(11,513)
Other equipment	(1,725)	(258)	-	141	(363)	(2,205)
Vehicles	(967)	(300)	-	47	(202)	(1,422)

Total accumulated depreciation	(13,167)	(1,836)	-	213	(2,771)	(17,561)

Net book value	8,882					9,805

(5) INTANGIBLE ASSETS

The components of Intangible assets for the year ended December 31, 2003 were as follows:

	Balance at 31.12.2002	Additions	Reclassifications	Exchange rate impact	Balance at 31.12.2003

Cost
Software	907	-	137	197	1,241
Rights	52	-	26	12	90
Jingles	271	-	-	59	330
Other	129	-	-	27	156
Intangibles not put in use	-	236	(163)	-	73

Total acquisition cost	1,359	236	-	295	1,890

Total accumulated amortization	(1,258)	(85)	-	(273)	(1,616)

Total	101				274

The components of Intangible assets for the year ended December 31, 2002 were as follows:

	Balance at 31.12.2001	Additions	Reclassifications	Exchange rate impact	Balance at 31.12.2002

Cost
Software	746	-	4	157	907
Rights	29	-	17	6	52
Jingles	224	-	-	47	271
Other	88	-	23	18	129
Intangibles not put in use	242	(249)	(44)	51	-

Total acquisition cost	1,329	(249)	-	279	1,359

Total accumulated amortization	(910)	(157)	-	(191)	(1,258)

Total	419				101

(6) DEBT

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

At December 31, 2003, maturities of debt were as follows:

	VUB credit facilities	ZT facilities	Total

2004	304	336	640
2005	2,430	-	2,430

Total	2,734	336	3,070

(7) COMMITMENTS AND CONTINGENCIES

(a) Commitments under capital and operating leases

The Company’s lease obligations are summarized below:
Leasing	Capital leases	Operating leases

2004	26	704
2005	23	489
2006	7	-

Total	56	1,193

Less: Amounts representing interest	(10)	-
Total net present value	46	1,193

Assets held under capital leases represent vehicles. Capitalized value and accumulated depreciation of assets acquired under the finance lease were as follows:

	31 December 2003	31 December 2002

Cost	200	1,003
Accumulated depreciation	(137)	(787)
Total net book value	63	216

(b) Future contractual obligations

The company has the following future contractual obligations:

		Payments due by period

	Total	Less than 1 year	2 years	3 years	More than 3 years

Unconditional Purchase Obligations	10,448	10,448	-	-	-
Station program rights	5,359	3,933	1,426	-	-
Other Long-Term Obligations	4,739	4,739	-	-	-

Total	20,546	19,120	1,426	-	-

Station program rights- The company has program rights commitments for US $ 5,359 thousand in respect of future programming. This includes all contracts signed in 2002 and 2003 with the license periods starting after December 31, 2003.

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

(8) RELATED PARTY TRANSACTIONS

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

In the accompanying consolidated Income statements for the years ended December 31, 2003 and 2002, the gross revenues and expenses of STS resulting from the above scheme have been netted in selling, general and administrative expenses by US $ 40,670 thousand.  The net effect in the consolidated income statements for the years 2003 and 2002 was US$ 4,312 thousand and US$ 3,042 thousand, respectively (see below).

Related party balances as of December 31, 2003 were as follows:

	Receivables	Advances granted	Accruals	Loans granted	Payables

Credit Partner (2)	2,368	-	-	-	-
Media Invest (1)	-	-	-	2,746	-
CME (1)	-	-	-	6,246	350
MARKIZA-SLOVAKIA, s.r.o. (1)	-	261	243	-	650

Other	19	-	-	-	21

Total	2,387	261	243	8,992	1,021

(1) Shareholder
(2 Related party due to common ultimate shareholder

Related party balances as of December 31, 2002 were as follows:
	Receivables	Advances granted	Accruals	Loans granted	Payables

Credit Partner (2)	1,819	-	-	-	-
Media Invest (1)	-	-	-	2,088	-
CME (1)	-	-	-	2,606	489
MARKIZA-SLOVAKIA, s.r.o. (1)	-	100	37	-	693
Other	87	1	-	-	387

Total	1,906	101	37	4,694	1,569

(1) Shareholder
(2) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2003 comprised of:

	Revenues	Expenses

Credit Partner (2)	2,482	-
CME (1)	-	350
MARKIZA-SLOVAKIA, s.r.o. (1)	-	4,312

Other	164	242

Total	2,646	4,904

(1) Shareholder
(2) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2002 comprised of:

	Revenues	Expenses

Credit Partner (2)	2,145	-
Media Invest (1)	187	-
CME (1)	-	1,610
MARKIZA-SLOVAKIA, s.r.o. (1)	-	3,042

Other	245	959

Total	2,577	5,611

(1) Shareholder
(2) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2001 comprised of:

	Revenues	Expenses

Credit Partner (2)	1,940	-
CME (1)	-	750
MARKÍZA-SLOVAKIA, s.r.o. (1)	-	858

Other	590	1,092

Total	2,530	2,700

(1) Shareholder
(2) Related party due to common ultimate shareholder

Credit Partner and Media Invest revenues represent revenues from advertising activities.

CME expenses represent charges for management fees (in 2003 US $ 350 thousand, in 2002 US $650 thousand and in 2001 US $750 thousand) and network access fees (in 2002 US $960 thousand).

MARKIZA-SLOVAKIA, s.r.o. expenses represent re-invoicing of monthly expenses incurred such as broadcasting fees, penalties, and author royalties.

(9) INCOME TAXES

The provision / (benefit) for income taxes is comprised of the following at December 31:

	2003	2002	2001

Current provision	2,925	731	972
Deferred provision/(benefit)	945	(2,075)	707

Total	3,870	(1,344)	1,679

Significant components of the company’s deferred tax assets and liabilities were as follows at December 31,:

	2003	2002

Depreciation of fixed assets	265	816
Reserve for wall of programs	191	229
Unrealized FX net	(132)	(111)
Depreciation of licenses	791	804
Bad debt reserve	353	467
Other	5	6

Net deferred tax asset	1,473	2,211
Valuation allowance	-	(136)

Total	1,473	2,075

Net deferred tax asset	2003	2002

Current	169	409
Non current	1,304	1,666

Total	1,473	2,075

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

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

	2003	2002	2001

Income before income taxes	12,393	4,612	3,033

Statutory rate (25% in 2003, 2002 and 29% in 2001)	3,098	1,153	880
Effect in deferred tax of tax law changes	531	-	394
Tax expenses related to prior periods	-	28	132
Change in valuation allowance	(136)	(2,362)	(120)
Other permanent differences incl. the effect of foreign exchange rates used for conversion	377	(163)	393

Provision for income taxes	3,870	(1,344)	1,679

(10) DIVIDEND DISTRIBUTION INFORMATION – STATUTORY RESTRICTION

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

Page 119

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

Page 120

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

10.29*	Memorandum of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.30*	Articles of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.31*	Amended Memorandum of Association Markiza – Slovakia spol. s.r.o (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

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

Page 121

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

10.46*+
Employment Agreement between CME Development Corporation and Mark J.L. Wyllie dated March 14, 2003 (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.47*+
Employment Agreement between Central European Media Enterprises Ltd and Fred T. Klinkhammer dated October 21, 2003 (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

21.01	List of subsidiaries

23.01	Consent of Deloitte & Touche LLP

24.01*
Power of Attorney, dated as of February 25, 2004, authorizing Michael Garin and Wallace Macmillan as attorney for Ronald S. Lauder, Fred T. Klinkhammer, Jacob Z. Schuster, Marie-Monique Steckel, Alfred W. Langer, Wallace Macmillan, Herb Granath, Charles Frank, Bruce Maggin and Michael Garin

31.01	Sarbanes-Oxley Certification s.302 CEO, dated March 12, 2004

31.02	Sarbanes-Oxley Certification s.302 CFO, dated March 12, 2004

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated March 12, 2004 (furnished only)

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

b)	Current Reports on Form 8-K: None

c)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

d)	Report of Independent Public Accountants on Schedule II — Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

Page 122

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.

By:	/s/ Wallace Macmillan

Wallace Macmillan

Vice President – Finance

March 12, 2004

Page 123

INDEX TO SCHEDULES

Report of Independent Public Accountants on Schedule	S-2

Schedule II : Schedule of Valuation Allowances	S-3

Page 124

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

Page 125

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

Page 126