Form 10-Q
period 2004-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2004-08-05
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2004
Class A Common Stock, par value $0.08	20,699,100
Class B Common Stock, par value $0.08	7,334,736

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2004

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$ 000's, except share and per share data)

(Unaudited)

	June 30, 2004	December 31, 2003 (1)
ASSETS
Current Assets
Cash and cash equivalents	$165,307	$192,246
Restricted cash	5,453	5,429
Accounts receivable (net of allowances of $5,664, $5,625, respectively)	32,238	29,812
Other receivable (Note 13)	20,326	20,103
Program rights	14,047	10,160
Loans to related parties	1,600	3,849
Other short-term assets	8,838	5,292
Total Current Assets	247,809	266,891
Loans to related parties	1,154	1,883
Investments in associated companies	29,616	24,413
Property, plant and equipment (net of depreciation $60,184, $55,850, respectively)	18,863	18,003
Other receivable (Note 13)	18,200	18,200
Program rights	12,560	9,682
Goodwill (Note 5)	29,236	17,821
Other intangibles (Note 5)	22,962	9,554
Other assets	788	2,305
Total Assets	$381,188	$368,752

(1) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46 (R)").

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000's, except share and per share data)
(Unaudited)

	June 30, 2004	December 31, 2003 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$36,361	$37,748
Duties and other taxes payable	19,383	20,192
Income taxes payable	4,807	12,991
Credit facilities and obligations under capital leases	1,946	185
Total Current Liabilities	62,497	71,116
Non-Current Liabilities:
Credit facilities and obligations under capital leases	14,082	16,891
Income taxes payable	6,760	6,000
Provision for losses in investments in associated companies	-	227
Deferred tax	5,078	-
Total Non-Current Liabilities	25,920	23,118
Minority interests in consolidated subsidiaries	1,452	994

SHAREHOLDERS' EQUITY:
Class A Common Stock, $0.08 par value: authorized: (2) 100,000,000 shares at June 30, 2004 and December 31, 2003; issued and outstanding : 20,699,100 at June 30, 2004 and 19,269,766 at December 31, 2003	1,656	1,542
Class B Common Stock, $0.08 par value: authorized: (2) 15,000,000 shares at June 30, 2004 and December 31, 2003; issued and outstanding: 7,334,736 at June 30, 2004 and December 31, 2003	587	587
Additional paid-in capital	380,387	372,662
Accumulated deficit	(94,796)	(105,999)
Accumulated other comprehensive income	3,485	4,732
Total shareholders' equity	291,319	273,524
Total liabilities and shareholders' equity	$381,188	$368,752

(1) Restated to reflect the adoption of FIN 46 (R).

(2) All Class A and Class B Common Stock has been retrospectively adjusted to reflect the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000's, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003 (1)	2004	2003 (1)
Net revenues	$44,886	$33,307	$80,734	$57,905
STATION EXPENSES:
Operating costs	7,338	7,245	13,409	13,161
Cost of programming	15,950	12,660	29,563	23,565
Depreciation of station fixed assets and other intangibles	1,336	1,388	2,798	2,703
Total station operating costs and expenses	24,624	21,293	45,770	39,429
Station selling, general and administrative expenses	4,322	4,267	7,884	7,396
Operating income before corporate expenses	15,940	7,747	27,080	11,080
CORPORATE EXPENSES:
Corporate operating costs	4,738	4,140	7,971	6,855
Stock based compensation (Note 9)	2,369	5,977	4,254	6,624
Amortization of intangibles	62	-	62	-
Operating income/(loss)	8,771	(2,370)	14,793	(2,399)
Equity in income of unconsolidated affiliates	4,304	2,628	5,199	2,059
Interest income	786	2,909	2,240	3,284
Interest expense	(667)	(6,931)	(885)	(11,922)
Foreign currency exchange loss, net	(1,289)	(8,252)	(1,922)	(10,333)
Other expense	(10)	(2,754)	(781)	(3,265)
Income/(loss) before provision for income taxes, minority interest and discontinued operations	11,895	(14,770)	18,644	(22,576)
Provision for income taxes	(5,769)	(2,797)	(6,939)	(3,082)
Income/(loss) before minority interest and discontinued operations	6,126	(17,567)	11,705	(25,658)
Minority interest in income of consolidated subsidiaries	(379)	-	(457)	(84)
Net income/(loss) from continuing operations	5,747	(17,567)	11,248	(25,742)
Discontinued operations - Czech Republic (Note 12):
Post-tax income/(loss) from discontinued operations (Czech Republic)	285	348,393	(45)	345,281
Net income	$6,032	$330,826	$11,203	$319,539

(1) Restated to reflect the adoption of FIN 46 (R).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(US$ 000's, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003 (1)	2004	2003 (1)

PER SHARE DATA:
Net income/(loss) per share (Note 8)
Continuing operations - Basic	$0.21	$(0.66)	$0.40	$(0.97)
Continuing operations - Diluted	0.19	(0.66)	0.38	(0.97)
Discontinued operations - Basic	0.01	13.17	-	13.05
Discontinued operations - Diluted	0.01	11.65	-	11.54
Total net income - Basic	0.22	12.50	0.40	12.08
Total net income - Diluted	$0.20	$11.06	$0.37	$10.68

Weighted average common shares used in computing per share amounts (2):
Basic (000's) (3)	28,034	26,459	28,034	26,459
Diluted (000's) (3)	29,977	29,911	29,977	29,911

(1) Restated to reflect the adoption of FIN 46 (R).

(2) All per share data has been adjusted for the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003.

(3) Diluted EPS for the six and three months ended June 30, 2004 includes the impact of 1,943,151 options to purchase common stock then outstanding. Diluted EPS for the six and three months ended June 30, 2003 includes the impact of 3,451,716 options to purchase common stock then outstanding.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(US$ 000’s)

(Unaudited)

	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, December 31, 2003 (1)		$1,542	$587	$372,662	$(105,999)	$4,732	$273,524
Stock-based compensation				4,254			4,254
Stock options exercised		114		3,471			3,585
Comprehensive income:
Net income	11,203				11,203		11,203
Other comprehensive income:
Unrealized translation adjustments	(1,247)					(1,247)	(1,247)
Comprehensive income	$9,956
BALANCE, June 30, 2004		$1,656	$587	$380,387	$(94,796)	$3,485	$291,319

(1) Restated to reflect the adoption of FIN 46 (R).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s) - (Unaudited)

	For the Six Months Ended June 30,
	2004	2003 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,203	$319,539
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
(Income)/loss from discontinued operations	45	(345,281)
Equity in (income)/loss of unconsolidated affiliates	(5,199)	(2,059)
Depreciation and amortization	20,431	19,217
Interest income on loans	(828)	-
Stock-based compensation	4,254	6,624
Minority interest in loss of consolidated subsidiaries	457	84
Foreign currency exchange (gain)/loss, net	1,922	10,333
Net change in:
Restricted cash	(24)	(72,056)
Accounts receivable	(2,744)	3,047
Program rights costs	(21,009)	(17,681)
Other short-term assets	(3,256)	776
Accounts payable and accrued liabilities	(5,633)	(4,521)
Income and other taxes payable	1,016	(1,354)
Net cash provided by/(used in) continuing operating activities	635	(83,332)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(3,438)	(4,405)
Proceeds from disposal of fixed assets	-	62
Investments in subsidiaries and affiliates (2)	(17,084)	(5,188)
Loans and advances to related parties	400	1,787
License costs, other assets and intangibles	904	-
Net cash provided by/(used in) investing activities	(19,218)	(7,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases	(622)	(20,157)
Repurchase of Senior Notes	-	(38,136)
Issuance of stock	3,583	-
Other long-term liabilities	-	(256)
Net cash received from/(used in) financing activities	2,961	(58,549)
NET CASH RECEIVED FROM/(USED IN) DISCONTINUED OPERATIONS	(9,274)	345,927
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	(2,043)	580
Net increase/(decrease) in cash and cash equivalents	(26,939)	196,882
CASH AND CASH EQUIVALENTS, beginning of period	192,246	51,773
CASH AND CASH EQUIVALENTS, end of period	$165,307	$248,655

SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$144	$8,647
Cash paid for income taxes (net of refunds)	$14,089	$4,758

(1) Restated to reflect the adoption of FIN 46 (R).

(2) For the six months ended June 30, 2004, Investments in subsidiaries and affiliates excluded non-cash investing activities of US$ 3.4 million relating to our increased investment in our Romanian operations. For further information, see Note 4, "Acquisitions and Disposals".

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to the Consolidated Financial Statements

June 30, 2004

1. Basis of Presentation

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. As at June 30, 2004, we have operations in Romania, the Slovak Republic, Slovenia and Ukraine. Subsequently, on July 16, 2004, we acquired 100% of Nova TV d.d. ("Nova TV") and Operativna Kompanija d.o.o. ("OK") in Croatia (for further information, see Part I, Note 14, "Subsequent Events").

The interim statements for the six months ended June 30, 2004 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our December 31, 2003 Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2004 as amended by our Form 10-K/A filed with the SEC on March 12, 2004. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Our significant accounting policies have not materially changed since our disclosure in Part II, Item 8, "Financial Statements and Supplementary Data" of our December 31, 2003 Form 10-K filed with the SEC on February 25, 2004 as amended by our Form 10-K/A filed with the SEC on March 12, 2004.

The consolidated financial statements include the accounts of Central European Media Enterprises Ltd. and investments in entities over which we have control. We consolidate the financial statements of entities in which we hold more than a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46 (R)"). Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

Following the adoption of FIN 46 (R), we now consolidate Studio 1+1, a license holding and broadcasting company in Ukraine. Studio 1+1 is within the Ukraine operations and trades with the other companies within the group. Studio 1+1 has been consolidated retrospectively within the presented financial statements. The effect of restatement on the balance sheet for the comparable period is to remove from the balance sheet the net liabilities of Studio 1+1, previously classified under "Provision for losses in investments in associated companies" and this is replaced by the separable assets and liabilities of the entity. The effect of restatement on the Income Statement for the comparable period is to remove from the income statement the one line adjustment of our share of Studio 1+1’s results for the period previously classified under "Equity in income/(loss) of unconsolidated affiliates" and this is replaced by amounts within the separable income and expense lines. For further information, see Note 2, "Group Operations" and Note 3, "Recent Accounting Pronouncements".

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

Stock-based Compensation

Stock-based compensation costs are determined when options are issued and are measured under the fair value method as defined in SFAS 123, "Accounting for Stock-based Compensation" ("SFAS 123"). We adopted SFAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by SFAS 148, "Accounting for Stock-based Compensation - Transition & Disclosure" ("SFAS 148"). In prior periods, we used the intrinsic method of accounting as defined in APB 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		(US$ 000’s, except per share data)
		2004	2003	2004	2003

Net Income	As Reported	$6,032	$330,826	$11,203	$319,539
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	2,369	5,977	4,254	6,624
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(2,422)	(6,134)	(4,361)	(6,908)
Net Income	Pro Forma	$5,979	$330,669	$11,096	$319,255

Net Income Per Common Share - Basic:	As Reported	$0.22	$12.50	$0.40	$12.08
Pro Forma		$0.21	$12.50	$0.40	$12.07

Net Income Per Common Share -Diluted:	As Reported	$0.20	$11.06	$0.37	$10.68
Pro Forma		$0.20	$11.06	$0.37	$10.67

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

Key Subsidiaries and Affiliates as at June 30, 2004	Voting Interest	Share of Profits	Accounting Treatment	TV Network

Continuing Operations

Romania

Operating Companies:
Media Pro International S.A. (MPI)	80%	80%	Consolidated Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Consolidated Subsidiary

License Companies:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	80%	80%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	20%	20%	Equity Accounted Affiliate	PRO FM (radio)

Slovenia

Operating Company:
Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Consolidated Subsidiary

License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Consolidated Subsidiary	POP TV
Kanal A d.o.o. (Kanal A)	96.85%	96.85%	Consolidated Subsidiary	KANAL A

Slovak Republic

Operating Company:
Slovenska Televizna Spolocnost, spol. s.r.o. (STS)	49%	70%	Equity Accounted Affiliate

License Company:
Markiza-Slovakia s.r.o. (Markiza)	34%	0.1%	Equity Accounted Affiliate	MARKIZA TV

Ukraine

Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Consolidated Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Consolidated Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Consolidated Subsidiary

License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	18%	Consolidated Variable Interest Entity	STUDIO 1+1

Subsequently, on July 16, 2004, we acquired 100% of Nova TV and OK in Croatia (for further information, see Part I, Note 14, "Subsequent Events"). The table below illustrates the operating structure and the accounting treatment for these entities from July 16, 2004.

	Voting Interest	Share of Profits	Accounting Treatment	TV Network

Croatia

Operating Company:
Operativna Kompanija d.o.o. (OK)	100%	100%	Consolidated Subsidiary

License Company:
Nova TV d.d. (Nova TV)	100%	100%	Consolidated Subsidiary	NOVA TV

SIMPLIFIED CORPORATE STRUCTURE- CONTINUING OPERATIONS
AS AT JUNE 30, 2004

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

Romania

During March 2004 Adrian Sarbu, a local shareholder and the General Director of our Romanian operations acquired control of Rootland Trading Limited from Ion Tiriac, the other key local shareholder in our Romanian operations. On March 29, 2004 we acquired an additional 14% of MPI and Pro TV from Rootland Trading Limited to increase our stake in both companies from 66% to 80%.

We now have an 80% voting interest in Pro TV, the television license and operating holding company. We also have an 80% voting interest in MPI, a service providing company. For both companies we are entitled to an 80% share of their profits. Pro TV holds 21 of the 22 PRO TV licenses as well as the licenses for ACASA, PRO TV INTERNATIONAL and PRO CINEMA. We have the right to appoint three of the five members of the Council of Administration of each company, which directs the affairs of Pro TV SA and MPI. Although we have majority voting power in MPI and Pro TV, with respect to certain financial and corporate matters, the affirmative vote of Adrian Sarbu is required. These minority rights are in the nature of protective rights which are not an impediment to operation of the business or consolidation for accounting purposes.

In addition, in Romania, we have a 70% voting interest and share of profits in Media Vision, a production and subtitling company.

The licenses for the PRO FM and PRO AM radio networks are held by Media Pro, in which we hold 20% of the voting interest and share of profits. This stake was reduced from 44% on March 29, 2004 in order to comply with the Romanian media law. The remainder is owned by Mr. Sarbu and Rootland Trading Limited.

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

3. Recent Accounting Pronouncements

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements both for VIEs that are consolidated and for VIEs in which the entity holds a significant but not a majority beneficial interest.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46 (R)"). We determined that one entity (Studio 1+1) should be consolidated. Studio 1+1 has been consolidated retrospectively within the presented financial statements.

Studio 1+1 is a license holding and broadcasting company in Ukraine. It is within the Ukraine operations and trades with the other companies within the group.

The adoption of FIN 46 (R) has not resulted in a cumulative effect of an accounting change. However, below is a summary of the impact of the adoption of FIN 46 (R) on our consolidated balance sheet as at December 31, 2003 and our consolidated statements of operations for the three months and the six months ended June 30, 2003.

Consolidated Balance Sheet Financial Statement Caption	Balance as at December 31, 2003 prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
		(US$ 000's)
Total current assets	264,743	2,148	266,891
Total assets	365,801	2,951	368,752
Total current liabilities	66,286	4,830	71,116
Total non-current liabilities	24,997	(1,879)	23,118
Total shareholders' equity	273,524	-	273,524

Consolidated Statement of Operations Financial Statement Caption	For the Three Months ended June 30, 2003
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
		(US$ 000's)
Net revenues	31,926	1,381	33,307
Total station operating costs and expenses	20,854	439	21,293
Operating income/(loss)	(2,534)	164	(2,370)
Net loss from continuing operations	(17,567)	-	(17,567)
Net income	330,826	-	330,826

Consolidated Statement of Operations Financial Statement Caption	For the Six Months ended June 30, 2003
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
		(US$ 000's)
Net revenues	55,448	2,457	57,905
Total station operating costs and expenses	38,350	1,079	39,429
Operating income/(loss)	(2,562)	163	(2,399)
Net loss from continuing operations	(25,742)	-	(25,742)
Net income	319,539	-	319,539

EITF Issue No. 03-1

EITF Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" is effective for fiscal years ending after December 15, 2003. The Abstract determines the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement 115 and investments accounted for under the cost method. The adoption of the provisions of EITF Issue No. 03-1 has had no effect on our results of operations and financial position.

EITF Issue No. 03-11

The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) at its July 2003 meeting came to a consensus concerning EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ as Defined in Issue No. 02-03." The consensus reached was that determining realized gains and losses on physically settled derivative contracts not held for trading purposes reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. The adoption of the provisions of EITF Issue No. 03-11 has had no effect on our results of operations and financial position.

4. Acquisitions and Disposals

Romania

Acquisition of MPI and Pro TV SA

On March 29, 2004, we acquired an additional 14% share in each of our consolidated subsidiaries MPI and Pro TV from Rootland Trading Limited for purchase consideration of US$ 20.3 million. Rootland Trading Limited is controlled by Mr. Adrian Sarbu, who is the General Director of our Romanian operations. This acquisition brought our total voting interest and share of profits to 80% in both companies.

The consideration for the acquisition consisted of US$ 16.9 million cash and the settlement of loans receivable from companies controlled by Mr. Adrian Sarbu that he had personally guaranteed (Inter-Media srl: US$ 1.8 million and Media Pro Pictures: US$ 1.6 million).

The purchase price was agreed by reference to an independent valuation report which was based on a multiple of MPI's and Pro TV's future earnings. In accordance with FAS 141, we have allocated US$ 3.7 million to broadcast licenses, US$ 5.5 million to trademarks and US$ 2.0 million to customer relationships, all of which were preliminarily allocated to goodwill. We have recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses have been assigned an indefinite life, whilst customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, eight years. The finalization of the purchase price allocation is subject to the completion of the assessment of the fair value of MPI's program library. Currently, the remaining consideration of US$ 11.9 million is recorded as goodwill.

Disposal of Interest in Media Pro

In light of our acquisition of MPI and Pro TV and in order to comply with Romanian Media Council regulations it was necessary to reduce our holding in Media Pro, a radio license holding company, from 44% to 20%. Therefore on March 29, 2004, we sold a 24% holding in Media Pro to Mr. Adrian Sarbu for consideration of US$ 40,000 with a resulting loss on disposal of US$ 18,000. The consideration was determined by an independent valuation of Media Pro.

5. Goodwill and Intangible Assets

The carrying amount of goodwill and other intangibles as at June 30, 2004 and December 31, 2003 is as follows:

Goodwill:

	Slovenian operations	Ukrainian operations	Romanian operations	Total
	(US$ 000’s)
Carrying amount as at December 31, 2003	$13,725	$4,096	$-	$17,821
Additions in the period	-	-	11,921	11,921
Foreign exchange movements	(506)	-	-	(506)
Carrying amount as at June 30, 2004	$13,219	$4,096	$11,921	$29,236

Other intangibles:

	License acquisition cost	Broadcast license	Trademarks	Customer relationships	Total
	(US$ 000’s)
Carrying amount as at December 31, 2003 (1)	$1,628	$5,447	$2,479	$-	$9,554
Additions in the period	-	5,537	6,344	1,974	13,855
Amortization in the period	-	-	-	(62)	(62)
Foreign exchange movements	-	(306)	(79)	-	(385)
Carrying amount as at June 30, 2004	$1,628	$10,678	$8,744	$1,912	$22,962

(1) Restated to reflect the adoption of FIN 46 (R).

All license costs, broadcast licenses and trademarks are assets with indefinite useful lives and are subject to annual impairment reviews. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over eight years. The estimated amortization expense is US$ 0.18 million for 2004 and US$ 0.25 million for each of the years 2005-2008.

6. Segment Data

We manage our business on a geographic basis, and review the performance of each geographic segment using data that reflects 100% of operating and license company results. Our segments are comprised of Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our segments based on Segment EBITDA. Segment EBITDA includes STS and Markiza (our operating and license companies in the Slovak Republic) and certain Romanian operations which are not consolidated under US GAAP.

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs and stock-based compensation);

•	changes in the fair value of derivatives;

•	foreign currency exchange gains and losses;

•	certain unusual or infrequent items (e.g., gains and losses/impairments on assets or investments); and

•	amortization of intangibles.

Segment EBITDA is also used as a target for management bonuses.

Below is a table showing our Segment EBITDA by operation and reconciling these figures to our consolidated US GAAP results for the three and six months ended June 30, 2004 and 2003:

SEGMENT FINANCIAL INFORMATION
For the Three Months Ended June 30,
(US $000's)

	Segment Net Revenues (1)		Segment EBITDA
	2004	2003 (2)	2004	2003 (2)
Country
Romania (3)	$18,702	$13,760	$5,920	$3,588
Slovak Republic (MARKIZA TV)	17,448	14,698	8,393	5,524
Slovenia (POP TV and KANAL A)	13,751	11,100	6,860	4,354
Ukraine (STUDIO 1+1)	13,248	8,447	4,895	1,193
Total Segment Data	$63,149	$48,005	$26,068	$14,659

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$44,886	$33,307	$11,895	$(14,770)
Corporate operating costs	-	-	4,738	4,140
Stock-based compensation	-	-	2,369	5,977
Amortization of intangibles	-	-	62	-
Unconsolidated Equity Affiliates (4)	18,263	14,698	8,792	5,524
Station Depreciation	-	-	1,336	1,388
Equity in (income)/loss of unconsolidated equity affiliates	-	-	(4,304)	(2,628)
Interest income	-	-	(786)	(2,909)
Interest expense	-	-	667	6,931
Foreign currency exchange (gain)/loss, net	-	-	1,289	8,252
Other (income)/expense	-	-	10	2,754
Total Segment Data	$63,149	$48,005	$26,068	$14,659

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Restated to reflect the adoption of FIN 46 (R).

(3) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and PRO FM.

(4) Unconsolidated equity affiliates are STS in the Slovak Republic and Media Pro in Romania.

SEGMENT FINANCIAL INFORMATION
For the Six Months Ended June 30,
(US $000's)

	Segment Net Revenues (1)		Segment EBITDA
	2004	2003 (2)	2004	2003 (2)
Country
Romania (3)	$32,787	$23,008	$10,238	$5,061
Slovak Republic (MARKIZA TV)	29,343	24,186	9,724	6,436
Slovenia (POP TV and KANAL A)	23,408	18,909	10,787	6,350
Ukraine (STUDIO 1+1)	25,354	15,988	9,252	2,372
Total Segment Data	$110,892	$82,091	$40,001	$20,219

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$80,734	$57,905	$18,644	$(22,576)
Corporate operating costs	-	-	7,971	6,855
Stock-based compensation	-	-	4,254	6,624
Amortization of intangibles	-	-	62	-
Unconsolidated Equity Affiliates (4)	30,158	24,186	10,123	6,436
Station Depreciation	-	-	2,798	2,703
Equity in (income)/loss of unconsolidated equity affiliates	-	-	(5,199)	(2,059)
Interest income	-	-	(2,240)	(3,284)
Interest expense	-	-	885	11,922
Foreign currency exchange (gain)/loss, net	-	-	1,922	10,333
Other (income)/expense	-	-	781	3,265
Total Segment Data	$110,892	$82,091	$40,001	$20,219

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Restated to reflect the adoption of FIN 46 (R).

(3) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and PRO FM.

(4) Unconsolidated equity affiliates are STS in the Slovak Republic and Media Pro in Romania.

7. Summary Financial Information for Significant Unconsolidated Affiliates

STS (MARKIZA TV)

	As at June 30, 2004	As at December 31, 2003
	(US$ 000's)	(US$ 000's)
Current assets	$27,408	$21,224
Non-current assets	14,289	14,831
Current liabilities	(23,291)	(13,249)
Non-current liabilities	(2,300)	(2,457)
Net Assets	$16,106	$20,349

	STS (MARKIZA TV)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(US$ 000's)		(US$ 000's)
Net revenues	$17,448	$14,698	$29,343	$24,186
Operating income	7,897	4,415	8,607	4,362
Net income	6,691	3,749	7,494	3,875
Movement in accumulated other comprehensive income/(loss)	(230)	(1,332)	(169)	(2,069)

Our share of income in Unconsolidated Affiliates for STS was US$ 4.8 million and US$ 2.7 million for the first six months of 2004 and 2003, respectively.

Following the adoption of FIN 46 (R), we now consolidate Studio 1+1 which was previously accounted for as an unconsolidated affiliate.

8. Earnings Per Share

We account for earnings per share pursuant to FAS No. 128, "Earnings Per Share". Basic net income per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. FAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

	For the Three Months Ended June 30,
	Net Income/(Loss) (US$ 000's)		Common Shares (000's)		Net Income/(Loss) per Common Share
	2004	2003	2004	2003	2004	2003
Basic EPS
Net income/(loss) attributable to common stock	$6,032	$330,826	28,034	26,459	$0.22	$12.50
Effect of dilutive securities : stock options	-	-	1,943	3,452	(0.02)	(1.44)
Diluted EPS
Net income/(loss) attributable to common stock	$6,032	$330,826	29,977	29,911	$0.20	$11.06

	For the Six Months Ended June 30,
	Net Income/(Loss) (US$ 000's)		Common Shares (000's)		Net Income/(Loss) per Common Share
	2004	2003	2004	2003	2004	2003
Basic EPS
Net income/(loss) attributable to common stock	$11,203	$319,539	28,034	26,459	$0.40	$12.08
Effect of dilutive securities : stock options	-	-	1,943	3,452	(0.03)	(1.40)
Diluted EPS
Net income/(loss) attributable to common stock	$11,203	$319,539	29,977	29,911	$0.37	$10.68

Diluted EPS for the six and three months ended June 30, 2004 includes the impact of 1,943,151 options to purchase common stock then outstanding. Diluted EPS for the six and three months ended June 30, 2003 includes the impact of 3,451,716 options to purchase common stock then outstanding.

On a fully diluted basis, we would have 22,484,251 shares of Class A Common Stock and 7,492,736 shares of Class B Common Stock as at June 30, 2004, and 21,833,484 shares of Class A Common Stock and 8,076,736 shares of Class B Common Stock as at June 30, 2003.

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

2004 Option Grants

Pursuant to the 1995 Amended Stock Option Plan, the Compensation Committee of our Board of Directors awarded employees 10,000 stock options, with vesting periods of 3 years, on May 3, 2004 and 20,000 stock options, with vesting periods of 3 years on May 5, 2004. On June 2, 2004, an automatic grant of 112,000 non-incentive stock options was made to non-executive directors, with a vesting period of 4 years pursuant to the 1995 Stock Option Plan. The fair value of the option grants is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used:

Date of Option Grant	Risk Free Interest Rate
May 3, 2004 - 3 year rate	2.86%
May 5, 2004 - 3 year rate	2.91%
June 2, 2004 - 5 year rate	3.91%

Expected dividend yields for these awards are assumed to be 0%; the expected lives are estimated at 6 years; expected stock price volatility is calculated as 31.9% based on the preceding one year's daily closing prices. We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of the above grants made in the three months ended June 30, 2004 is US$ 8.14 per option. The weighted average fair value of all grants made in the six months ended June 30, 2004 is US$ 8.62 per option.

In accordance with SFAS 123 the total fair value for the awards made in the three months ended June 30, 2004 of US$ 1.2 million is recognized in the Statement of Operations using straight line amortization over the vesting period of the award.

In the three and six months to June 30, 2004 total charges of US$ 0.2 million and US$ 0.4 million respectively were recognized, including charges made for awards in previous periods. In the three and six months to June 30, 2003, total charges of US$ 0.1 million were recognized.

For certain options issued in 2000, our stock-based compensation charge is calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This requires that compensation costs for modified awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised; subject to a minimum of the original intrinsic value at the original measurement date. For the three and six months to June 30, 2004 there were charges of US$ 2.1 million and US$ 3.9 million, respectively in respect of variable plan accounting. For the three and six months to June 30, 2003 there were charges of US$ 5.9 million and US$ 6.6 million, respectively. These were a result of the increases in our stock price from US$ 17.30 to US$ 22.63 in the first six months of 2004 and from US$ 5.75 to US$ 11.25 in the first six months of 2003.

Prior to the adoption of SFAS 123 we followed APB 25, "Accounting for Stock Issued to Employee", for all employee stock option awards granted, modified or settled before January 1, 2003.

The charge for stock-based compensation in our consolidated income statement can be summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(US$ 000’s)
	2004	2003	2004	2003
Stock-based compensation charged under FIN 44 (Variable Plan Accounting)	$2,147	$5,912	$3,873	$6,559
Stock-based compensation charged under SFAS 123	222	65	381	65
Total stock-based compensation	$2,369	$5,977	$4,254	$6,624

10b5-1Trading Plan

Fred T. Klinkhammer, our Vice-Chairman, advised the Board that he intends to sell up to 900,000 shares of Class A common stock between March 1 and December 31, 2004 under a 10b5-1 Trading Plan entered into pursuant to our insider trading policy. Fred T. Klinkhammer sold 500,000 shares of Class A common stock through July 30, 2004.

10. Warrants

As a result of our 2002 transaction with GoldenTree Asset Management LLC, the resale of shares issuable on exercise of warrants to purchase 696,000 Class A shares with an exercise price of US$ 2.504 was registered with the SEC on February 4, 2004 and the warrants were exercised on February 19, 2004. We received US$ 1.7 million on exercise and the stock issued is included in our 20,699,100 shares of Class A Common Stock outstanding as at July 30, 2004.

11. Commitments and Contingencies

Litigation

Ukraine

In our Form 10-K filed with the SEC for the year ended December 31, 2003 as amended by our Form 10-K/A filed with the SEC on March 12, 2004, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine. On July 1, 2004 the Supreme Court of Ukraine, the final court of appeal in Ukraine, dismissed AITI's new claim, thereby concluding this court action in favor of the Ukraine Media Council and Studio 1+1.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. We believe Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

General

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Licenses

We believe that the licenses for all of our television license companies will be renewed prior to expiry. In Romania, the Slovak Republic and Slovenia local regulations do contain a qualified presumption for extensions of broadcast licenses; however, there can be no assurance that any of the licenses will be renewed upon expiration of their initial term. The failure of any such license to be renewed could adversely affect the results of our operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which we operate.

Station Programming Rights Agreements

We had program rights commitments of US$ 15.9 million and US$ 3.6 million in respect of future programming, which includes contracts signed with license periods starting after June 30, 2004 and 2003, respectively. US$ 4.6 million of our program rights commitments as at June 30, 2004 related to our Ukrainian operations and US$ 11.0 million related to our Romanian operations. This increase is as a result of our Ukrainian and Romanian operations entering into longer term contracts with programming providers.

Operating Lease Commitments

For the periods ended June 30, 2004 and 2003 we paid aggregate rent on all facilities of US$ 0.6 million and US$ 0.6 million, respectively. Future minimum operating lease payments at June 30, 2004 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

As at June 30, 2004 (US$ 000’s)
2004	$ 1,415
2005	1,172
2006	1,172
2007	1,172
2008	739
2009 and thereafter	465
Total	$ 6,135

Dutch Tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all outstanding years up to and including 2003, including receipts in respect of our arbitration award, for a payment of US$ 9 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance later rule that such arbitration awards are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income, but will not reduce our minimum payment commitments.

We provided US$ 6.0 million of Dutch tax as the difference between our obligation under this agreement and our estimate of the Dutch tax that may fall due over this period from business operations, based on current business structures and economic conditions.

12. Discontinued Operations

Czech Republic

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(US$ 000's)
	2004	2003	2004	2003
Net revenues of discontinued operation	$-	$51	$-	$66
Expenses of discontinued operation	-	(136)	-	(242)
Arbitration related proceeds	-	358,635	-	358,635
Arbitration related costs	285	(9,867)	(45)	(13,010)
Write down in value of asset held for sale	-	(350)	-	(350)
Other income/(expense) of discontinued operation	-	60	-	182
Pre-tax income/(loss) from discontinued operations	$285	$348,393	$(45)	$345,281

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration. On June 19, 2003, our Board of Directors decided to withdraw from Czech operations.

In the six months ended June 30, 2004, we incurred US$ 0.05 million of legal costs relating to our negotiations with the Dutch Tax Authorities with respect to Czech Republic operations. In the six months ended June 30, 2003, we incurred US$ 11.4 million of legal costs relating the arbitration proceedings against the Czech Republic and to the ICC Arbitration Tribunal against Dr Zelezny and US$ 1.6 million of legal costs relating to our negotiations with the Dutch Tax Authorities.

13. Other Receivable

	As at June 30, 2004	As at December 31, 2003
	US$ (000's)
Short-term	$20,326	$20,103
Long-term	18,200	18,200
Total	$38,526	$38,303

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. The first installment of US$ 7.5 million was received on October 8, 2003, the second US$ 7.5 million installment was received on October 23, 2003, the third installment of US$ 20.3 million, classified as other receivable (short-term) in our balance sheet as at June 30, 2004, was received on July 14, 2004. The remainder of the purchase price of US$ 18.2 million plus all accrued interest is due to be settled on or before July 15, 2005.

The outstanding payment is secured by 250,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic. Ceska pojistovna, a.s. is listed on the Prague Stock Exchange and as at June 30, 2004 these shares were valued at Czech Koruna 2.8 billion (approximately US$ 105 million).

14. Subsequent Events

Croatia

On July 16, 2004, we acquired 100% of Nova TV d.d. ("Nova TV") and Operativna Kompanija d.o.o. ("OK") in Croatia. The purchase price is currently estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments. 75% of the estimated amount was paid at closing. An additional 10% will be paid following a post-completion audit, which is expected to occur by the end of August. The remaining 15% will be held back for a one-year period to cover potential liabilities which may arise.

Nova TV holds a ten-year national terrestrial broadcasting license that was granted in April 2000 and OK provides services to Nova TV, including the acquisition of programming for broadcast by Nova TV and assistance in selling advertising time. Nova TV is currently the third ranked broadcaster in Croatia.

Ukraine

Studio 1+1 broadcasts for 15 hours a day on the UT-2 frequency and during the quarter ended June 30, 2004, the Ukrainian Media Council opened a tender for the remaining 9 hours. On June 12, 2004, we submitted a bid for the remaining nine hours available on the UT-2 frequency. On July 21, 2004 the Ukrainian Media Council decided to award us the license to broadcast for the remaining nine hours per day. Upon Studio 1+1 paying the necessary additional broadcasting transmission costs associated with the license, Studio 1+1 will be able to utilize the time periods 04:00-07:00 and 10:00-16:00 for a period of nine years in addition to the existing 15 hour per day license that it holds for the remaining time.

Romania

During the negotiations to purchase our additional interest in MPI and Pro TV (for further information, see Note 4, "Acquisitions and Disposals"), we agreed to enter into a put option arrangement with Mr. Adrian Sarbu which, if exercised by Mr. Sarbu, would oblige us to acquire the remaining minority interests in MPI and Pro TV held by Mr. Sarbu and Rootland Trading Limited during periods subsequent to 2006. These options were written on July 30, 2004. We are currently assessing their accounting impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Executive Summary
II.	Analysis of Segment Results
III.	Critical Accounting Policies and Estimates
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Forward-looking Statements

I. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Net Revenues	44,886	33,307	11,579
Operating income before corporate expenses	15,940	7,747	8,193
Operating income/(loss)	8,771	(2,370)	11,141
Net income/(loss) from continuing operations	5,747	(17,567)	23,314
Net income	6,032	330,826	(324,794)

(1) Restated to reflect the adoption of FIN 46 (R).

	For the Six Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Net Revenues	80,734	57,905	22,829
Operating income before corporate expenses	27,080	11,080	16,000
Operating income/(loss)	14,793	(2,399)	17,192
Net income/(loss) from continuing operations	11,248	(25,742)	36,990
Net income	11,203	319,539	(308,336)
Net cash provided by/(used in) continuing operating activities	635	(83,332)	83,967

(1) Restated to reflect the adoption of FIN 46 (R).

The principal events for the six months ended June 30, 2004 are as follows:

•	In the six months ended June 30, 2004, our total Operating Segments achieved a Segment EBITDA margin (defined as the ratio of Segment EBITDA to Segment Net Revenues) of 36% compared to 25% for the six months ended June 30, 2003 (Segment EBITDA is defined and reconciled to our consolidated US GAAP results in Part I, Note 6, "Segment Data").

•	We increased our holding in our Romanian operations to 80.0% for a total consideration of US$ 20.3 million.

•	The Euro is the most likely currency in which we will make acquisitions and/or investments and during the first quarter we bought US$ 100 million worth of Euros for this purpose.

•	On April 19, 2004 our Romanian operation launched a second cable channel, the PRO Cinema Network. This channel will focus on the broadcasting of acquired series and films.

Additionally, since June 30, 2004:

•	On July 16, 2004, we acquired 100% of Nova TV and OK in Croatia. The purchase price is estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments (for further information, see Part I, Note 14, "Subsequent Events").

•	On July 21, 2004 the Ukrainian Media Council awarded Studio 1+1, our Ukrainian operation, the license to broadcast for the remaining nine hours per day (for further information, see Part I, Note 14, "Subsequent Events").

•	On July 22, 2004, the Supreme Court of Ukraine rejected an appeal lodged by AITI, a Ukrainian broadcasting company, which had sought to challenge the validity of the initial 15-hour a day broadcasting license owned by Studio 1+1 (for further information, see Part II, Item 1, "Legal Proceedings").

Future Trends

•	All of the markets in which we operate are evidencing growth as we enter the second half of 2004. Anticipated growth in each market is disclosed in our analysis of segment results commencing on page 28. We also anticipate continued growth over the medium term based on Zenith Optimedia projections for the television advertising markets in the region.

•	During 2003 our Board, after extensive discussions with both management and outside advisors, agreed a strategic plan focusing on expansion through acquisition of additional shares in our existing stations and of appropriate additional businesses in new markets. It was decided that our geographic focus would remain in Central and Eastern Europe, and that our core business would be television. We are also prepared to consider relevant opportunities in related media.

The strategic plan set out the following:
•	acquisition of additional ownership in our present operations, which is regarded as the strategy with the least risk due to our knowledge of the value of these operations;
•	acquisition of one or more established businesses in the Balkans, in particular states of the former Yugoslavia; and
•	acquisition of a broadcaster in one of the substantially larger markets of Central or Eastern Europe, which may give rise to a significant step change in the scale of our business.

In the second half of 2003 we conducted research throughout the Central and Eastern European market to assess possible acquisition opportunities. The general review is now complete and management continues to assess specific opportunities.

Pursuant to this strategic plan, on March 29, 2004, we acquired an additional 14% share in each of our consolidated subsidiaries MPI and Pro TV in Romania from Rootland Trading Limited for a purchase consideration of US$ 20.3 million (for further information, see Part I, Note 4, "Acquisitions and Disposals") and on July 16, 2004, we acquired 100% of Nova TV and OK in Croatia. The purchase price of Nova TV and OK is currently estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments (for further information, see Part I, Note 14, "Subsequent Events").

Our strategy is to make one or more acquisitions of significant businesses in major Central or Eastern European markets. Such acquisitions would require funding beyond our current available internal resources. This could be achieved through funds raised in one or more public or private offerings of debt or equity related securities.

II. Analysis of Segment Results

OVERVIEW

We manage our business on a geographic basis, and review the performance of each geographic segment using data that reflects 100% of operating and license company results. Our segments are comprised of Romania, Slovak Republic, Slovenia and Ukraine.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the three and six months ended June 30, 2004 and 2003 see Part I, Note 6, "Segment Data".

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA Margin is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Total Segment Net Revenues	63,149	48,005	15,144
Total Segment EBITDA	26,068	14,659	11,409
Total Segment EBITDA Margin (1)	41%	31%	10%

(1) Segment EBITDA Margin is Segment EBITDA expressed as a percentage of Segment Net Revenues.

	SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Total Segment Net Revenues	110,892	82,091	28,801
Total Segment EBITDA	40,001	20,219	19,782
Total Segment EBITDA Margin (1)	36%	25%	11%

(1) Segment EBITDA Margin is Segment EBITDA expressed as a percentage of Segment Net Revenues.

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) ROMANIA

Market Background: Romania continues to have one of the fastest growing television advertising markets in Eastern Europe. We currently expect that Romania’s preparations to enter the European Union sometime after 2007 will support good growth rates in the period running up to entry as has been experienced by earlier entrants. Television advertising market growth in 2004 is expected to be 15% to 20% over 2003.

PRO TV and ACASA (a cable channel) are second and fifth in the market (of seven stations ranked), with all-day national audience shares in the first six months of 2004 of 16.3% and 6.7%, respectively. The major competitors are the state channel TVR1, with 23.4%, and Antena 1, an independent channel with 12.5% share. TVR1 has a higher share because it is the only broadcaster with full national coverage. Advertisers, however, evaluate audience share within a network’s coverage area and by this measure PRO TV ranks first and ACASA fourth in all-day audience with shares of 18.6% and 9.7%, respectively. Both our stations cover the important urban markets.

On April 19, 2004 our Romanian operation launched a second cable channel, the PRO Cinema Network. This channel focuses on the broadcasting of acquired series and films, and expects to achieve significant cable distribution in the second half of 2004.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Romanian Net Revenues	18,702	13,760	4,942
Romanian Segment EBITDA	5,920	3,588	2,332
Romanian Segment EBITDA Margin	32%	26%	6%

•	Net Revenues for the three months ended June 30, 2004 increased by 36% compared to the three months ended June 30, 2003. This was primarily driven through increased prices, and supported by a higher proportion of available minutes being sold, approximately 30% of which is due to new clients, and to improved ratings.

•	Romanian Segment EBITDA for the three months ended June 30, 2004 increased by 65% compared to the three months ended June 30, 2003, to deliver a Segment EBITDA margin of 32%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2004 increased by 26% compared to the three months ended June 30, 2003. The cost of programming increased by US$ 3.0 million or 64% versus the three months ended June 30, 2003 primarily due to a US$ 2.8 million increase in the charge for amortization of acquired programming rights attributable to increasing costs per hour and to additional Pro Cinema volume. Partly offsetting this, last year's renegotiation of satellite transmission fees saved US$ 0.2 million compared to the three months ended June 30, 2003, and further reversals of the provision against older debts meant the charge for bad debts was US$ 0.3 million lower than in the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Romanian Net Revenues	32,787	23,008	9,779
Romanian Segment EBITDA	10,238	5,061	5,177
Romanian Segment EBITDA Margin	31%	22%	9%

•	Net Revenues for the six months ended June 30, 2004 increased by 43% compared to the six months ended June 30, 2003. This was primarily driven through increased prices, and supported by a higher proportion of available minutes sold, approximately 30% of which is due to new clients, and to improved ratings.

•	Romanian Segment EBITDA for the six months ended June 30, 2004 increased by 102% compared to the six months ended June 30, 2003, to deliver a Segment EBITDA margin of 31%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2004 increased by 26% compared to the six months ended June 30, 2003. The cost of programming increased by

US$ 4.7 million or 55% versus the first six months of 2003 due to a US$ 3.4 million increase in the charge for amortization of acquired programming rights and a US$ 1.3 million increase for local production costs. The increase in amortization of programming rights was driven by increasing costs per hour and to additional Pro Cinema volume. Partly offsetting this, renegotiation of last year's satellite transmission fees saved US$ 0.6 million compared to the six months ended June 30, 2003, and further reversals of the provision against older debts meant the charge for bad debts was US$ 0.3 million lower than the six months ended June 30, 2003.

(B) SLOVAK REPUBLIC

Market Background: The Slovak Republic joined the European Union on May 1, 2004. The television advertising market has shown signs of modest growth in the first half of 2004, and growth for the full year is expected to be 5% to 10%. Peoplemeters, a more accurate method of measuring audience share, will be introduced to the market during the second half of 2004.

TV MARKIZA is the premier broadcaster with a national all-day audience share of 41.1% for the first half of 2004 compared to 45.4% in the same period of 2003. STV, a public broadcaster, re-branded at the end of 2003 and has increased its all-day share from 16.6% in the first half of 2003 to 20.0% in 2004. TV JOJ, the only other significant independent television station, increased their share from 9.9% to 12.7% in the same period.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Slovak Republic Net Revenues	17,448	14,698	2,750
Slovak Republic Segment EBITDA	8,393	5,524	2,869
Slovak Republic Segment EBITDA Margin	48%	38%	10%

•	Net Revenues for the three months ended June 30, 2004 increased by 19% compared to the three months ended June 30, 2003. Approximately US$ 1.7 million of this increase was due to the weaker US dollar. Local currency net revenues increased by 7% primarily as a result of increased Audiotext and Teletext revenues.

•	Slovak Republic Segment EBITDA for the three months ended June 30, 2004 increased by 52% compared to the three months ended June 30, 2003, to deliver a Segment EBITDA margin of 48%. In local currency, Segment EBITDA increased by 34%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2004 decreased by 1% compared to the three months ended June 30, 2003. In local currency, costs charged in arriving at Segment EBITDA decreased by 10%. Costs charged in arriving at EBITDA for the three months ended June 30, 2004 include the write-back of a US$ 1.1 million provision for a shareholder disagreement, originally taken in the twelve months ended December 31, 2003. On a constant exchange rate basis, staff costs have decreased by US$ 0.3 million due to a reduction in the consultancy headcount which has offset the effect of salary increases. This saving has been more than offset by an increase in selling, general and administrative expenses, in particular US$ 0.1 million on marketing costs and US$ 0.1 million more on bad debt provisions.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Slovak Republic Net Revenues	29,343	24,186	5,157
Slovak Republic Segment EBITDA	9,724	6,436	3,288
Slovak Republic Segment EBITDA Margin	33%	27%	6%

•	Net Revenues for the six months ended June 30, 2004 increased by 21% compared to the six months ended June 30, 2003. Approximately US$ 3.6 million of this increase was due to the weaker US dollar. Local currency net revenues increased by 7% due to US$ 0.5 million of additional sponsorship and game show revenues, and a European Union campaign by the Slovak government which increased spot advertising sales by 3%.

•	Slovak Republic Segment EBITDA for the six months ended June 30, 2004 increased by 51% compared to the six months ended June 30, 2003, to deliver a Segment EBITDA margin of 33%. In local currency, Segment EBITDA increased by 33%.

Costs charged in arriving at Segment EBITDA in the six months ended June 30, 2004 increased by 11% compared to the six months ended June 30, 2003. On a constant exchange rate basis, costs charged in arriving at Segment EBITDA decreased by 3%. Costs charged in arriving at EBITDA for the six months ended June 30, 2004 include the write-back of a US$ 1.1 million provision for a shareholder disagreement, originally taken in the twelve months ended December 31, 2003. This is partially offset by an increase of US$ 0.1 million in salary costs due to higher bonus provision and salary increases.

(C) SLOVENIA

Market Background: Slovenia is our most prosperous market with the highest per capita GDP of any Eastern European country. Slovenia joined the European Union on May 1, 2004. The television advertising market is experiencing renewed growth compared to 2003, and growth in 2004 is expected to be 5% to 10%.

POP TV and KANAL A are ranked first and fourth (of four stations ranked) in the market with national all day audience shares of 27.8% and 8.5% for the first six months in 2004,respectively. The main competitors are state broadcasters SLO1 and SLO2 with national all day audience shares of 25.6% and 11.6%, respectively.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Slovenian Net Revenues	13,751	11,100	2,651
Slovenian Segment EBITDA	6,860	4,354	2,506
Slovenian Segment EBITDA Margin	50%	39%	11%

•	Net Revenues for the three months ended June 30, 2004 increased by 24% compared to the three months ended June 30, 2003. Approximately US$ 0.7 million of this increase is due to the weakening of the US dollar. Local currency net revenues increased by 18%, or US$ 2.0 million on a constant exchange rate basis. This was driven, in approximately equal portions, by increased average spot prices and by an increase in the number of available minutes sold as major advertisers spent greater proportions of their annual advertising commitments in the earlier parts of the year.

•	Slovenian Segment EBITDA for the three months ended June 30, 2004 increased by 58% compared to the three months ended June 30, 2003, to deliver a Segment EBITDA margin of 50%. In local currency Segment EBITDA increased by 49%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2004 increased by 2% compared to the three months ended June 30, 2003. In local currency, costs charged in arriving at Segment EBITDA decreased by 2%. This reflects management’s ability to control costs while affording an incremental US$ 0.2 million investment in staff. Expenditure on programming was reduced by US$ 0.3 million through changes to the program schedule and the weaker US dollar providing more favorable programming purchasing conditions.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Slovenian Net Revenues	23,408	18,909	4,499
Slovenian Segment EBITDA	10,787	6,350	4,437
Slovenian Segment EBITDA Margin	46%	34%	12%

•	Net Revenues for the six months ended June 30, 2004 increased by 24% compared to the six months ended June 30, 2003. Approximately US$ 1.7 million of the increase in net revenues is due to the weakening of the US dollar. Local currency net revenues increased by 15% due to major advertisers spending greater proportions of their annual advertising commitments in the first half of the year. This growth is primarily due to higher average spot prices and also an increase in the number of available minutes sold.

•	Slovenian Segment EBITDA for the six months ended June 30, 2004 increased by 70% compared to the six months ended June 30, 2003, to deliver a Segment EBITDA margin of 46%. In local currency Segment EBITDA increased by 57%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2004 increased by 0.5% compared to the six months ended June 30, 2003. In local currency, costs charged in arriving at Segment EBITDA decreased by 7%. This reflects management’s ability to control costs while affording an incremental US$ 0.4 million investment in staff. Specifically, expenditure on programming was reduced by US$ 0.6 million through changes to the program schedule and the weaker US dollar providing more favorable programming purchasing conditions. Resolution of uncertainties affecting transmission fees also resulted in both lower costs and a provision write-back which together generated a saving of US$ 0.7 million compared to the first six months of 2003.

(D) UKRAINE

Market Background: Ukraine has the highest population (48.7 million) of all markets in which we operate, but is the least developed. Market growth in 2004 is expected to be 25% to 30%.

STUDIO 1+1 is the number one station of the six stations ranked in Ukraine despite having a license to broadcast for only 15 hours per day (for further discussion, see Part I, Note 14, "Subsequent Events"). STUDIO 1+1 has an all-day audience share for the first five months of 2004 of 23.3% within its coverage area where it reaches approximately 95% of Ukraine's population. This is compared to 18.7% for the same period in 2003. The number two position is held by Inter which holds a license permitting it to broadcast for 24 hours per day. Inter’s all-day audience share was 23.2% for the first five months of 2004. Novi Kanal is the number three station with a 10.6% all-day audience share in the same period and generates effective national coverage through a collection of regional licenses.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Ukrainian Net Revenues	13,248	8,447	4,801
Ukrainian Segment EBITDA	4,895	1,193	3,702
Ukrainian Segment EBITDA Margin	37%	14%	23%

•	Net Revenues for the three months ended June 30, 2004 increased by 57% compared to the three months ended June 30, 2003 primarily due to two very successful prime-time series resulting in an increased share of a growing television advertising market. The two Russian prime time series, Poor Nastya and Undina achieved approximately 55% audience share and 25% and 18% ratings respectively, supporting increased prices.

•	Ukrainian Segment EBITDA for the three months ended June 30, 2004 increased by 310% compared to the three months ended June 30, 2003, to deliver a Segment EBITDA margin of 37%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2004 increased by US$ 1.1 million or 15% compared to the three months ended June 30, 2003. The cost of programming increased by US$ 0.6 million or 13% due to increased investment in local programming, which accounts for a growing share of the schedule, and higher program syndication charges as a result of the higher cost of acquired Russian programming. Broadcasting costs have increased by US$ 0.2 million or 26% due to an increase in transmission fees and selling, general and administrative costs increased by US$ 0.3 million or 22% mainly due to increased withholding tax on higher programming payments.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Ukrainian Net Revenues	25,354	15,988	9,366
Ukrainian Segment EBITDA	9,252	2,372	6,880
Ukrainian Segment EBITDA Margin	36%	15%	21%

•	Net Revenues for the six months ended June 30, 2004 increased by 59% compared to the six months ended June 30, 2003 due to the two very successful prime time series referred to in the three months ended June 30, 2004 compared to three months ended June 30, 2003 analysis above. These ratings have helped Studio 1+1 achieve a prime-time audience share within its coverage area of 31.5% for the first five months of 2004 compared to 25.4% for the same period in 2003, supporting increased prices.

•	Ukrainian Segment EBITDA for the six months ended June 30, 2004 increased by 290% compared to the six months ended June 30, 2003, to deliver a Segment EBITDA margin of 36%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2004 increased by US$ 2.7 million or 19% compared to the six months ended June 30, 2003. The cost of programming increased by US$ 1.4 million or 16% due to increased investment in local programming, which accounts for a growing share of the schedule and higher program syndication charges as a result of the higher cost of acquired Russian programming. Salary costs have increased by US$ 0.3 or 29%, primarily due to bonuses for 2003 that had not previously been accrued. Broadcasting costs have increased by US$ 0.3 million or 24% due to an increase in transmission fees and selling, general and administrative costs increased by US$ 0.5 million or 19% mainly due to increased withholding tax on higher programming payments.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the first three months of 2004 and 2003 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(US$ 000's)
	2004	2003 (1)	2004	2003 (1)
Production expenses	$6,269	$5,561	$12,047	$9,404
Program amortization	9,681	7,099	17,516	14,161
Cost of programming	$15,950	$12,660	$29,563	$23,565
(1) Restated to reflect the adoption of FIN 46 (R).

The amortization of acquired programming for each of our consolidated operations and for the Slovak Republic (MARKIZA TV) for the three and six months ended June 30, 2004 and 2003 is set out in the table below. For comparison the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming by our operations in Romania, Slovenia and Ukraine is reflected within net cash provided by/(used in) continuing operating activities in our consolidated statement of cash flows.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(US$ 000's)
	2004	2003 (1)	2004	2003 (1)
Program amortization:
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	$5,239	$2,421	$8,395	$4,997
Slovenia (POP TV and KANAL A)	1,197	1,491	2,655	3,038
Ukraine (STUDIO 1+1)	3,245	3,187	6,466	6,126
	9,681	7,099	17,516	14,161
Slovak Republic (MARKIZA TV)	2,117	2,294	4,511	4,363
	$11,798	$9,393	$22,027	$18,524

Cash paid for programming:
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	$7,179	$4,219	$13,375	$7,027
Slovenia (POP TV and KANAL A)	1,382	1,551	2,607	3,078
Ukraine (STUDIO 1+1)	3,605	2,730	8,426	6,506
	12,166	8,500	24,408	16,611
Slovak Republic (MARKIZA TV)	1,631	2,951	3,699	4,461
	$13,797	$11,451	$28,107	$21,072
(1) Restated to reflect the adoption of FIN 46 (R).

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

We believe our critical accounting policies are as follows: Program Rights Costs, Valuation of Intangible Assets, Bad Debt Provision and Deferred Tax. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant change in our critical accounting policies since December 31, 2003.

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended June 30, 2004 compared to three months ended June 30, 2003

	Consolidated Net Revenues
	For the Three Months Ended June 30, (US $000's)
	2004	2003 (1)	Movement
Romania	$17,887	$13,760	$4,127
Slovenia	13,751	11,100	2,651
Ukraine	13,248	8,447	4,801
Total Consolidated Net Revenues	$44,886	$33,307	$11,579

(1) Restated to reflect the adoption of FIN 46 (R).
Our consolidated net revenues increased by 35% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to a:

•	30% increase in the net revenues of our Romanian operations as described in "II. Analysis of Segment Results";

•	24% increase in the net revenues of our Slovenian operations as described in "II. Analysis of Segment Results"; and

•	57% increase in the net revenues of our Ukrainian operations as described in "II. Analysis of Segment Results".

IV (b) Net Revenues for the six months ended June 30, 2004 compared to six months ended June 30, 2003

	Consolidated Net Revenues
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Romania	$31,972	$23,008	$8,964
Slovenia	23,408	18,909	4,499
Ukraine	25,354	15,988	9,366
Total Consolidated Net Revenues	$80,734	$57,905	$22,829

(1) Restated to reflect the adoption of FIN 46 (R).

Our consolidated net revenues increased by 39% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to a:

•	39% increase in the net revenues of our Romanian operations as described in "II. Analysis of Segment Results";

•	24% increase in the net revenues of our Slovenian operations as described in "II. Analysis of Segment Results"; and

•	59% increase in the net revenues of our Ukrainian operations as described in "II. Analysis of Segment Results".

IV (c) Station Operating Costs and Expenses for the three months ended June 30, 2004 compared to three months ended June 30, 2003

	Consolidated Station Operating Costs and Expenses
	For the Three Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Romania	$11,440	$9,033	$2,407
Slovenia	6,323	6,193	130
Ukraine	6,861	6,067	794
Total Consolidated Station Operating Costs and Expenses	$24,624	$21,293	$3,331

(1) Restated to reflect the adoption of FIN 46 (R).

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 16% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to a:

•	27% increase in the station operating costs and expenses of our Romanian operations caused by an increased investment in domestic production and increasing costs of acquired programming rights resulting in higher programming amortization following the launch of PRO CINEMA; and

•	13% increase in the station operating costs and expenses of our Ukrainian operations. The cost of programming increased by US$ 0.5 million due to increased investment in local programming, which accounts for a growing share of the schedule, and higher program syndication charges as a result of the higher cost of acquired Russian programming.

IV (d) Station Operating Costs and Expenses for the six months ended June 30, 2004 compared to six months ended June 30, 2003

	Consolidated Station Operating Costs and Expenses
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Romania	$20,540	$16,321	$4,219
Slovenia	11,593	11,523	70
Ukraine	13,637	11,585	2,052
Total Consolidated Station Operating Costs and Expenses	$45,770	$39,429	$6,341

(1) Restated to reflect the adoption of FIN 46 (R).

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 16% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a:

•	26% increase in the station operating costs and expenses of our Romanian operations due to an increased investment in domestic production and increasing costs of acquired programming rights resulting in higher programming amortization following the launch of PRO CINEMA; and

•	18% increase in the station operating costs and expenses of our Ukrainian operations. The cost of programming increased by US$ 1.4 million due to increased investment in local programming, which accounts for a growing share of the schedule, and higher program syndication charges as a result of the higher cost of acquired Russian programming.

IV (e) Station Selling, General and Administrative Expenses for the three months ended June 30, 2004 compared to three months ended June 30, 2003

	Consolidated Station Selling, General and Administrative Expenses
	For the Three Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Romania	$1,583	$1,940	$(357)
Slovenia	963	876	87
Ukraine	1,776	1,451	325
Total Consolidated Station Selling, General and Administrative Expenses	$4,322	$4,267	$55

(1) Restated to reflect the adoption of FIN 46 (R).

Station selling, general and administrative expenses increased by 1% in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to a :

•	18% decrease in the station selling, general and administrative expenses of our Romanian operations. Last year's renegotiation of satellite transmission fees saved US$ 0.2 million compared to 2003, and further reversals of the provision against older debts meant the charge for bad debts was US$ 0.3 million lower than in 2003;

•	10% increase in the station selling, general and administrative expenses of our Slovenian operations partly due to the weaker US dollar. In local currency these costs increased by 6% due primarily to incremental marketing expenditure; and

•	22% increase in the station selling, general and administrative expenses of our Ukrainian operations primarily due to increased withholding tax on higher programming payments.

IV (f) Station Selling, General and Administrative Expenses for the six months ended June 30, 2004 compared to six months ended June 30, 2003

	Consolidated Station Selling, General and Administrative Expenses
	For the Six Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Romania	$3,003	$3,192	$(189)
Slovenia	1,848	1,654	194
Ukraine	3,033	2,550	483
Total Consolidated Station Selling, General and Administrative Expenses	$7,884	$7,396	$488

(1) Restated to reflect the adoption of FIN 46 (R).

Station selling, general and administrative expenses increased by 7% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a :

•	6% decrease in the station selling, general and administrative expenses of our Romanian operations. Last year's renegotiation of satellite transmission fees saved US$ 0.6 million compared to 2003, and further reversals of the provision against older debts meant the charge for bad debts was US$ 0.3 million lower than in 2003. These more than offset small incremental increases of expenditure on other general and administrative expenses;

•	12% increase in the station selling, general and administrative expenses of our Slovenian operations due to the weaker US dollar. In local currency terms, station selling, general and administrative expenses increased by 4% due primarily to incremental marketing expenditure; and

•	19% increase in the station selling, general and administrative expenses of our Ukrainian operations due to increased withholding tax on higher programming payments.

IV (g) Consolidated results below operating income/(loss) before corporate expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

	For the Three Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Corporate operating costs (excluding stock-based compensation)	4,738	4,140	598
Stock-based compensation	2,369	5,977	(3,608)
Amortization of intangibles	62	-	62
Equity in income of unconsolidated affiliates	4,304	2,628	1,676
Interest income	786	2,909	(2,123)
Interest expense	(667)	(6,931)	6,264
Foreign currency exchange loss, net	(1,289)	(8,252)	6,963
Other expense	(10)	(2,754)	2,744
Provision for income taxes	(5,769)	(2,797)	(2,972)
Minority interest in income of consolidated subsidiaries	(379)	-	(379)
Post-tax income from discontinued operations	285	348,393	(348,108)

(1) Restated to reflect the adoption of FIN 46 (R).

Corporate operating costs for the three months ended June 30, 2004 increased by US$ 0.6 million compared to the three months ended June 30, 2003 primarily due to increased salary and related costs as a result of a higher number of corporate staff, performance related bonus provisions and the adverse effect of the US dollar weakening by 10% against the British Pound, the currency in which approximately 55% of corporate expenses are denominated.

Stock-based compensation for the three months ended June 30, 2004 decreased by US$ 3.6 million compared to the three months ended June 30, 2003 due primarily to a reduction in the charge in respect of options awarded in prior periods which are accounted for under FIN44. This charge is driven by the movement in the price of our stock during the period. In the three months ended June 30, 2004 and 2003 our stock price per share increased by 21% and 73%, respectively. (For further discussion, see Part I, Note 9, "Stock-based Compensation").

Amortization of intangibles for the three months ended June 30, 2004 was US$ 0.1 million. This represents the charge for the period following the purchase price allocation of our increased investment in our Romanian operations. (For further discussion, see Part I, Note 14, "Subsequent Events").

Equity in income of unconsolidated affiliates: As explained in Part I, Item 1, "Business" of our December 31, 2003 Form 10-K filed with the SEC on February 25, 2004 as amended by our Form 10-K/A filed with the SEC on March 12, 2004, some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income of unconsolidated affiliates for the three months ended June 30, 2004 increased by US$ 1.7 million compared to the three months ended June 30, 2003 as detailed below:

	For the Three Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Slovak Republic operations	$4,082	$2,624	$1,458
Romanian operations	222	4	218
Equity in income of unconsolidated affiliates	$4,304	$2,628	$1,676

Interest income decreased by US$ 2.1 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily as a result of a higher average cash balance for the three months ended June 30, 2003 compared to the three months ended June 30, 2004.

Interest expense decreased by US$ 6.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily as a result of the repayment of all outstanding corporate debt between May and August 2003.

Foreign currency loss decreased by $7.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily as a result of the impact of the Euro strengthening by 6% against the US dollar in the three months ended June 30, 2003. This affected the Euro denominated portion of our Senior Notes which were retired in August 2003.

Other expense for the three months ended June 30, 2004 decreased by US$ 2.7 million compared to the three months ended June 30, 2003.

Provision for income taxes: Provision for income taxes was US$ 5.8 million for the three months ended June 30, 2004 compared to US$ 2.8 million for the three months ended June 30, 2003 primarily due to our trading operations having higher taxable profits.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 0.4 million for the three months ended June 30, 2004 compared to US$ nil for the three months ended June 30, 2003.

Post-tax income from discontinued operations: The amounts charged to the consolidated income statement in respect of discontinued operations are as follows:

	For the Three Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Czech Republic:
Discontinued operations	$285	$348,393	$(348,108)
Tax on discontinued operations	-	-	-
Discontinued operations	$285	$348,393	$(348,108)

On April 4, 2003 the Czech Republic deposited in escrow US$ 354.9 million following the findings of the Tribunal in the Company's Uncitral Arbitration. On May 19, 2003, the escrowed amount was released to the Company as a result of the favorable ruling of the Svea Court of Sweden.

On June 19, 2003, our Board of Directors decided to withdraw from Czech operations. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The revenues and expenses of the Czech operations and the arbitration award income and related legal expenses have therefore all been treated as discontinued operations for the three months ended June 30, 2004. Comparatives for the three months ended June 30, 2003 have been reclassified.

For additional information, see Part I, Note 12, "Discontinued Operations".

IV (h) Consolidated results below operating income/(loss) before corporate expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

	For the Six Months Ended June 30, (US$ 000's)
	2004	2003 (1)	Movement
Corporate operating costs (excluding stock-based compensation)	7,971	6,855	1,116
Stock-based compensation	4,254	6,624	(2,370)
Amortization of intangibles	62	-	62
Equity in income of unconsolidated affiliates	5,199	2,059	3,140
Interest income	2,240	3,284	(1,044)
Interest expense	(885)	(11,922)	11,037
Foreign currency exchange loss, net	(1,922)	(10,333)	8,411
Other expense	(781)	(3,265)	2,484
Provision for income taxes	(6,939)	(3,082)	(3,857)
Minority interest in income of consolidated subsidiaries	(457)	(84)	(373)
Post-tax income/(loss) from discontinued operations	(45)	345,281	(345,326)

(1) Restated to reflect the adoption of FIN 46 (R).

Corporate operating costs for the six months ended June 30, 2004 increased by US$ 1.1 million compared to the six months ended June 30, 2003 primarily due to increased salary and related costs as a result of a higher number of corporate staff, performance related bonus provisions and the adverse effect of the US dollar weakening by 11% against the British Pound, the currency in which approximately 55% of corporate expenses are denominated.

Stock-based compensation for the six months ended June 30, 2004 decreased by US$ 2.4 million compared to the six months ended June 30, 2003 due primarily to a reduction in the charge in respect of options awarded in prior periods which are accounted for under FIN44. This charge is driven by the movement in the price of our stock during the period. In the six months ended June 30, 2004 and 2003 our stock price per share increased by 31% and 96%, respectively. (For further discussion, see Part I, Note 9, "Stock-based Compensation").

Amortization of intangibles for the three months ended June 30, 2004 was US$ 0.1 million. This represents the charge for the period following the purchase price allocation of our increased investment in our Romanian operations. (For further discussion, see Part I, Note 14, "Subsequent Events").

Equity in income of unconsolidated affiliates: As explained in Part I, Item 1, "Business" of our December 31, 2003 Form 10-K filed with the SEC on February 25, 2004 as amended by our Form 10-K/A filed with the SEC on March 12, 2004, some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income of unconsolidated affiliates for the six months ended June 30, 2004 increased by US$ 3.1 million compared to the six months ended June 30, 2003 as detailed below:

	For the Six Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Slovak Republic operations	$4,813	$2,712	$2,101
Romanian operations	386	(25)	411
Slovenian operations	-	(628)	628
Equity in income of unconsolidated affiliates	$5,199	$2,059	$3,140

Interest income decreased by US$ 1.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of a higher average cash balance for the six months ended June 30, 2003 compared to the six months ended June 30, 2004.

Interest expense decreased by US$ 11.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of the repayment of all outstanding corporate debt between May and August 2003.

Foreign currency loss decreased by US$ 8.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of the impact of the Euro strengthening by 12% against the US dollar in the six months ended June 30, 2003. This affected the Euro denominated portion of our Senior Notes which were retired in August 2003.

Other expense for the six months ended June 30, 2004 decreased by US$ 2.5 million compared to the six months ended June 30, 2003.

Provision for income taxes: Provision for income taxes was US$ 6.9 million for the six months ended June 30, 2004 compared to US$ 3.1 million for the six months ended June 30, 2003 primarily due to our trading operations having higher taxable profits.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 0.5 million for the six months ended June 30, 2004 compared to US$ 0.1 million for the six months ended June 30, 2003.

Post-tax income/(loss) from discontinued operations: The amounts charged to the consolidated income statement in respect of discontinued operations are as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2004	2003	Movement
Czech Republic:
Discontinued operations	$(45)	$345,281	$(345,326)
Tax on discontinued operations	-	-	-
Discontinued operations	$(45)	$345,281	$(345,326)

On April 4, 2003 the Czech Republic deposited in escrow US$ 354.9 million following the findings of the Tribunal in the Company's Uncitral Arbitration. On May 19, 2003, the escrowed amount was released to the Company as a result of the favorable ruling of the Svea Court of Sweden.

On June 19, 2003, our Board of Directors decided to withdraw from Czech operations. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The revenues and expenses of the Czech operations and the arbitration award income and related legal expenses have therefore all been treated as discontinued operations for the six months ended June 30, 2004. Comparatives for the six months ended June 30, 2003 have been reclassified.

For additional information, see Part I, Note 12, "Discontinued Operations".

V. Liquidity and Capital Resources

Summary

As at June 30, 2004, we had US$ 165.3 million of cash and cash equivalents compared to US$ 192.2 million as at December 31, 2003. The principal reasons for the decrease of US$ 26.9 million are as follows:

•	US$ 16.9 million payments in connection with the 14% increase in our holding of our Romanian operations (for further information, see Item 1, Note 14, "Subsequent Events") ; and

•	US$ 11.0 million payments to the Dutch Tax Authorities.

Contractual Cash Obligations

Our future contractual obligations as of June 30, 2004 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$14,533	$1,767	$9,230	$3,536	$-
Capital Lease Obligations	918	236	244	244	194
Operating Leases	6,135	1,415	2,344	1,911	465
Unconditional Purchase Obligations	16,914	16,527	316	71	-
Other Long-Term Obligations	13,068	2,868	7,123	3,077	-
Total Contractual Obligations	$51,568	$22,813	$19,257	$8,839	$659

At June 30, 2004, we had two tranches of debt:

(1)	Euro 7.3 million (approximately US$ 8.9 million) (December 31, 2003: Euro 8.0 million, approximately US$ 10.0 million) was drawn down on the agreement our Slovenia operations have with Bank Austria Creditanstalt d.d. ("BACA") and Nova Ljubljanska banka d.d. This secured loan bears a variable interest rate of the European Inter-Banking Official Rate ("EURIBOR") 6 month rate plus 3.0% (EURIBOR - 6 month as at December 31, 2003 was 3.0%). As at June 30, 2004 a rate of 6.0% applied to this loan.
(2)	A loan of Sk187 million (approximately US$ 5.7 million) (December 31, 2003: Sk187 million, approximately US$ 5.7 million) from our non-consolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate ("BRIBOR") 3 month rate plus 2.2% (BRIBOR - 3 month as at June 30, 2004 was 5.4%).

In addition to the above, STS, our non-consolidated affiliate had the following loan:

(1)	Sk 90 million (approximately US$ 2.7 million) (December 31, 2003: Sk 90 million, US$ 2.7 million) was outstanding on an agreement with Vseobecna uverova banka a.s. This secured loan bears a variable interest rate of the Bratislava Inter Bank Official Rate ("BRIBOR") 3 month rate plus 1.7% (BRIBOR - 3 month as at June 30, 2004 was 5.4%).

We had programming rights commitments (included within "Unconditional Purchase Obligations" in the chart above) of US$ 15.9 million in respect of future programming which includes contracts signed with license periods starting after June 30, 2004 (December 31, 2003: US$ 8.2 million).

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

As at June 30, 2004 and December 31, 2003 the operations had the following unsecured balances owing to their respective holding companies which are ultimately owned by us:

	As at June 30, 2004	As at December 31, 2003
Country	(US$ 000’s)
Romania	$37,585	$37,756
Slovak Republic	94	350
Slovenia	42	77
Ukraine	13,619	16,243
Total	$51,340	$54,426

During the first six months of 2004 our continuing consolidated operating stations generated cash of US$ 12.9 million (2003: US$ 12.1 million) prior to making investments in associated companies, borrowing or repayment of third party overdraft or debt, or payments to corporate in excess of current year recharges. STS, our equity accounted affiliate, generated cash of US$ 5.5 million in the first six months of 2004 (2003: US$ 3.5 million).

Cash Outlook

Our future cash needs, over and above working capital requirements, will depend on our overall financial performance and our future acquisition and development decisions.

On July 16, 2004, we acquired 100% of Nova TV and OK in Croatia. The purchase price is currently estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments. 75% of the estimated amount was paid at closing. An additional 10% will be paid following a post-completion audit, which is expected to occur by the end of August. The remaining 15% will be held back for a one-year period to cover undisclosed liabilities. The estimated purchase price reflects an adjustment for the negative working capital position of the business at the time of its acquisition. We plan to cover this deficit through inter-company financing in the near term. This acquisition and any additional funding can be met from our existing cash resources.

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. The first installment of US$ 7.5 million was received on October 8, 2003, the second US$ 7.5 million installment was received on October 23, 2003, the third installment of US$ 20.3 million, classified as other receivable in our balance sheet as at June 30, 2004, was received on July 14, 2004. The remainder of the purchase price of US$ 18.2 million plus all accrued interest is due to be settled on or before July 15, 2005.

During 2003 our Board, after extensive discussions with both management and outside advisors, agreed a strategic plan focusing on expansion through acquisition of additional shares in our existing stations and of appropriate additional businesses in new markets.

This strategy may result in the acquisition of a significant business in a major Central or Eastern European market. Such an acquisition would likely require funding beyond our current available resources. This could be achieved through funds raised in one or more public or private offerings of debt or equity related securities.

Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073.0 million (approximately US$ 5.7 million). The Slovenian authorities have asserted that capital contributions and loans made by us in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovenian tax authorities approved the cash capital contributions for 1995 and 1996. This has reduced the assessment to SIT 636.8 million (approximately US$ 3.4 million). The Administrative Court of Ljubljana has issued an injunction to prevent the tax authorities from demanding payment until a hearing on the matter has been concluded. There is currently no date set for this hearing. We do not hold a provision in our financial statements in relation to this legal action.

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

Foreign Currency Exchange Risk Management

The Company conducts business in a number of foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows it receives from certain subsidiaries. In limited instances the Company enters into forward foreign exchange contracts to hedge foreign currency exchange rate risk. On March 23, 2004, we entered into eight forward exchange contracts to buy US$ 100 million worth of Euros at various exchange rates ranging from Euro 0.8102-0.8106 to the US dollar. All of these forward exchange contracts matured on or before May 5, 2004.

Interest Rate Risk Management

None of our debt was maintained with a fixed interest rate as at June 30, 2004 or December 31, 2003. We have two tranches of debt that provide for interest at a spread above a base rate (Euro Inter Bank Official Rate and the Bratislava Inter Bank Official Rate). A significant rise in the base rate of either would not have an adverse effect on our business and results of operations.

Interest Rate Table as at June 30, 2004

Expected Maturity Dates	2004	2005	2006	2007	Thereafter
We have no fixed rate debt
Total Debt in Euros 000's
Variable Rate	-	-	-	-	7,273
Average Interest Rate	-	-	-	-	6.00%
Total Debt in Sk 000's
Variable Rate	-	187,000	-	-	-
Average Interest Rate	-	7.61%	-	-	-

Variable Interest Rate Sensitivity as at June 30, 2004

			Yearly interest charge if interest rates increase by: (US$ 000's)
Value of Debt as at June 30, 2004 (US$ 000's)	Interest Rate as at June 30, 2004	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
8,848 (Euro 7.3 million)	6.00%	531	619	708	796	885	973
5,694 (Sk 187 million)	7.61%	433	490	547	604	661	718
Total		$964	$1,109	$1,255	$1,400	$1,546	$1,691

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

There were no changes in our internal controls over financial reporting that occurred in the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

We present below a summary of our significant proceedings by country.

UKRAINE

In our Form 10-K filed with the SEC for the year ended December 31, 2003 as amended by our Form 10-K/A filed with the SEC on March 12, 2004, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. The claim was almost identical to one which was previously brought by AITI and was dismissed on April 5, 2001 by the Supreme Arbitration Court of Ukraine. On July 1, 2004 the Supreme Court of Ukraine, the final court of appeal in Ukraine, dismissed AITI's new claim, thereby concluding this court action in favor of the Ukraine Media Council and Studio 1+1.

SLOVENIA

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. We believe Mrs. Meglic’s claim is without merit and will defend the claim vigorously.

GENERAL

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Item 4. Submission of Matters to a Vote of Security Holders
The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on June 2, 2004.

a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of the Company until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified. The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

	For	Withheld
Ronald S. Lauder	88,006,468	2,280
Frederic T. Klinkhammer	88,006,468	2,280
Michael Garin	88,006,468	2,280
Ann Mather	88,006,468	2,280
Eric Zinterhofer	88,006,468	2,280
Jacob Z. Schuster	88,006,468	2,280
Alfred W. Langer	88,006,468	2,280
Charles R. Frank, Jr	88,006,468	2,280
Herbert A. Granath	88,006,468	2,280
Bruce Maggin	88,006,468	2,280

b. The financial statements of the Company for the fiscal year ended December 31, 2003 together with the auditor’s report thereon, were approved, with 87,981,968 cast for approval, 836 votes cast against approval and 25,944 votes abstaining.

c. The proposal to appoint Deloitte & Touche LLP as auditors of the Company and to authorize the directors, acting by the Audit Committee, to approve their fees was approved, with 87,999,618 votes cast for approval, 3,586 votes cast against approval and 5,544 abstaining.

Item 6.     Exhibits and Reports on Form 8-K.

a) The following exhibits are attached:

10.51	Share sale and purchase agreement of Nova TV d.d., dated July 7, 2004.

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated August 5, 2004
31.02	s.302 Sarbanes-Oxley Certification - CFO, dated August 5, 2004
32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated August 5, 2004 (furnished only)

b) Reports on Form 8-K

A Form 8-K was filed on May 5, 2004 announcing the results for the three months ended March 31, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	/s/ Michael Garin

Michael Garin Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2004	/s/ Wallace Macmillan

Wallace Macmillan Vice President - Finance (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.51	Share sale and purchase agreement of Nova TV d.d., dated July 7, 2004.

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated August 5, 2004
31.02	s.302 Sarbanes-Oxley Certification - CFO, dated August 5, 2004
32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated August 5, 2004 (furnished only)

Page 49