Form 10-Q
period 2004-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2004-11-04
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Registrant's telephone number, including area code: (441) 296-1431

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2004
Class A Common Stock, par value $0.08	21,024,300
Class B Common Stock, par value $0.08	7,334,736

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2004

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$ 000's, except share and per share data)

(Unaudited)

	September 30, 2004	December 31, 2003 (1)

ASSETS

Current Assets

Cash and cash equivalents	$154,536	$192,246

Restricted cash	14,887	5,429

Accounts receivable (net of allowances $6,318, $5,625, respectively)	28,891	29,812

Other receivable (Note 13)	18,267	20,103

Program rights	21,167	10,160

Loans to related parties	1,900	3,849

Other short-term assets	10,939	5,292

Total Current Assets	250,587	266,891

Loans to related parties	889	1,883

Investments in associated companies	25,274	24,413

Property, plant and equipment (net of depreciation $62,123, $55,850, respectively)	28,888	18,003

Other receivable (Note 13)	-	18,200

Program rights	17,271	9,682

Goodwill (Note 5)	57,412	17,821

Other intangibles (Note 5)	23,653	9,554

Other assets	823	2,305

Total Assets	$404,797	$368,752

(1) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” ("FIN 46 (R)").

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000's, except share and per share data) - (Unaudited)

	September 30, 2004	December 31, 2003 (1)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued liabilities	$54,527	$37,748

Duties and other taxes payable	18,973	20,192

Income taxes payable	4,822	12,991

Credit facilities and obligations under capital leases	2,592	185

Deferred consideration (Note 4)	6,460	-

Total Current Liabilities	87,374	71,116

Non-Current Liabilities:

Accounts payable and accrued liabilities	1,381	-

Credit facilities and obligations under capital leases	14,845	16,891

Income taxes payable	5,064	6,000

Provision for losses in investments in associated companies	-	227

Deferred tax	5,458	-

Total Non-Current Liabilities	26,748	23,118

Minority interests in consolidated subsidiaries	1,365	994

SHAREHOLDERS' EQUITY:

Class A Common Stock, $0.08 par value: authorized: (2)

100,000,000 shares at September 30, 2004 and December 31, 2003; issued and outstanding : 21,024,300 at September 30, 2004 and 19,269,766 at December 31, 2003	1,682	1,542

Class B Common Stock, $0.08 par value: authorized: (2)

15,000,000 shares at September 30, 2004 and December 31, 2003; issued and outstanding: 7,334,736 at September 30, 2004 and December 31, 2003	587	587

Additional paid-in capital	383,612	372,662

Accumulated deficit	(100,442)	(105,999)

Accumulated other comprehensive income	3,871	4,732

Total shareholders' equity	289,310	273,524

Total liabilities and shareholders' equity	$404,797	$368,752

(1) Restated to reflect the adoption of FIN 46 (R).

(2) All Class A and Class B Common Stock has been retrospectively adjusted to reflect the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000's, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003 (1)	2004	2003 (1)

Net revenues	$36,543	$22,272	$117,277	$80,177

STATION EXPENSES:

Operating costs	9,055	7,529	22,464	20,690

Cost of programming	17,266	9,581	46,829	33,146

Depreciation of station fixed assets and other intangibles	2,018	1,327	4,816	4,030

Total station operating costs and expenses	28,339	18,437	74,109	57,866

Station selling, general and administrative expenses	6,676	2,601	14,560	9,997

Operating income before corporate expenses	1,528	1,234	28,608	12,314

CORPORATE EXPENSES:

Corporate operating costs	5,492	5,201	13,463	12,056

Stock based compensation (Note 9)	2,710	1,719	6,963	8,343

Amortization of intangibles	62	-	124	-

Operating income/(loss)	(6,736)	(5,686)	8,058	(8,085)

Equity in income/(loss) of unconsolidated affiliates	84	(429)	5,283	1,630

Interest income	960	1,044	3,200	4,328

Interest expense	(599)	(2,109)	(1,484)	(14,031)

Foreign currency exchange gain/(loss), net	1,133	(223)	(789)	(10,556)

Other income/(expense)	(159)	836	(940)	(2,429)

Income/(loss) before provision for income taxes, minority interest and discontinued operations	(5,317)	(6,567)	13,328	(29,143)

Provision for income taxes	(1,120)	(274)	(8,059)	(3,356)

Income/(loss) before minority interest and discontinued operations	(6,437)	(6,841)	5,269	(32,499)

Minority interest in income of consolidated subsidiaries	(153)	(9)	(610)	(93)

Net income/(loss) from continuing operations	(6,590)	(6,850)	4,659	(32,592)

Discontinued operations - Czech Republic (Note 12):

Pre-tax income from discontinued operations	107	264	62	345,545

Tax on disposal of discontinued operations	836	-	836	-

Income on discontinued operations	943	264	898	345,545

Net income/(loss)	$(5,647)	$(6,586)	$5,557	$312,953

(1) Restated to reflect the adoption of FIN 46 (R).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(US$ 000's, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003 (1)	2004	2003 (1)

PER SHARE DATA:

Net income/(loss) per share (Note 8)

Continuing operations - Basic	$(0.23)	$(0.26)	$0.16	$(1.23)

Continuing operations - Diluted	(0.23)	(0.26)	0.15	(1.23)

Discontinued operations - Basic	0.03	0.01	0.03	13.03

Discontinued operations - Diluted	0.03	0.01	0.03	11.58

Total net income - Basic	(0.20)	(0.25)	0.19	11.80

Total net income - Diluted	$(0.20)	$(0.25)	$0.18	$10.49

Weighted average common shares used in computing per share amounts (2):

Continuing operations - Basic (000's) (3)	28,359	26,512	28,359	26,512

Continuing operations - Diluted (000's) (3)	28,359	26,512	30,110	26,512

Discontinued operations - Basic (000's) (3)	28,359	26,512	28,359	26,512

Discontinued operations - Diluted (000's) (3)	30,110	29,836	30,110	29,835

Total net income - Basic (000's) (3)	28,359	26,512	28,359	26,512

Total net income - Diluted (000's) (3)	28,359	26,512	30,110	29,835

(1) Restated to reflect the adoption of FIN 46 (R).

(2) All per share data has been adjusted for the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003.

(3) Diluted EPS from continuing operations for the nine months ended September 30, 2004 includes the impact of 1,751,183 options to purchase common stock then outstanding. Diluted EPS from continuing operations for the nine months ended September 30, 2003 does not include the impact of 3,323,383 options as their inclusion would reduce the net loss per share and would be anti-dilutive. Diluted EPS from discontinued operations and total net income for the nine months ended September 30, 2004 and 2003 includes the impact of 1,751,183 and 3,323,383 options, respectively to purchase common stock then outstanding.

Diluted EPS from continuing operations and total net income for the three months ended September 30, 2004 and 2003 does not include the impact of 1,751,183 and 3,323,383 options, respectively to purchase common stock then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive. Diluted EPS from discontinuing operations for the three months ended September 30, 2004 and 2003 includes the impact of 1,751,183 and 3,323,383 options, respectively to purchase common stock then outstanding.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(US$ 000’s)

(Unaudited)

	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity

BALANCE, December 31, 2003 (1)		$1,542	$587	$372,662	$(105,999)	$4,732	$273,524

Stock-based compensation				6,963			6,963

Stock options exercised		140		3,987			4,127

Comprehensive income:

Net income	5,557				5,557		5,557

Other comprehensive income:

Unrealized translation adjustments	(861)					(861)	(861)

Comprehensive income	$4,696

BALANCE, September 30, 2004		$1,682	$587	$383,612	$(100,442)	$3,871	$289,310

(1) Restated to reflect the adoption of FIN 46 (R).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s) - (Unaudited)

	For the Nine Months Ended September 30,

	2004	2003 (1)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	$5,557	$312,953

Adjustments to reconcile net income/(loss) to net cash used in operating activities:

(Income)/loss from discontinued operations	(898)	(345,545)

Equity income net of dividend received	(1,048)	(1,630)

Depreciation and amortization	33,045	27,035

Interest income on loans	(863)	-

Stock-based compensation	6,963	8,343

Minority interest in loss of consolidated subsidiaries	610	93

Foreign currency exchange (gain)/loss, net	789	10,556

Net change in:

Restricted cash	(9,459)	(78,592)

Accounts receivable	5,606	8,564

Program rights costs	(34,383)	(24,377)

Other assets	(4,349)	1,307

Advances from affiliates	(2,503)	-

Accounts payable and accrued liabilities	(3,024)	(7,127)

Income and other taxes payable	(1,862)	(3,935)

Net cash provided by/(used in) continuing operating activities	(5,819)	(92,355)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(9,490)	(5,944)

Investments in subsidiaries and affiliates (2)	(36,196)	(5,891)

Loans and advances to related parties	400	1,975

License costs, other assets and intangibles	712	490

Net cash provided by/(used in) investing activities	(44,574)	(9,370)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash facilities and payments under capital leases	(1,447)	(20,572)

Repurchase of Senior Notes	-	(182,608)

Issuance of stock	4,127	8

Other long-term liabilities	-	(256)

Net cash received from/(used in) financing activities	2,680	(203,428)

NET CASH RECEIVED FROM/(USED IN) DISCONTINUED OPERATIONS	10,743	346,254

IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	(740)	564

Net increase/(decrease) in cash and cash equivalents	(37,710)	41,665

CASH AND CASH EQUIVALENTS, beginning of period	192,246	51,773

CASH AND CASH EQUIVALENTS, end of period	$154,536	$93,438

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$373	$16,013

Cash paid for income taxes (net of refunds)	$15,552	$4,010

(1) Restated to reflect the adoption of FIN 46 (R).

(2) For the nine months ended September 30, 2004, Investments in subsidiaries and affiliates excluded non-cash investing activities of US$ 3.4 million relating to our increased investment in our Romanian operations. For further information, see Note 4, "Acquisitions and Disposals".

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to the Consolidated Financial Statements

September 30, 2004

1. Basis of Presentation

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. As at September 30, 2004, we have operations in Croatia, Romania, the Slovak Republic, Slovenia and Ukraine.

The interim statements for the nine months ended September 30, 2004 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our December 31, 2003 Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2004 as amended by our Form 10-K/A filed with the SEC on March 12, 2004. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Following the adoption of FIN 46 (R), we now consolidate Studio 1+1, a license holding and broadcasting company in Ukraine. Studio 1+1 is within the Ukraine operations and trades with the other companies within the group. Studio 1+1 has been consolidated retrospectively within the presented financial statements. The effect of restatement on the balance sheet for the comparable period is to remove from the balance sheet the net liabilities of Studio 1+1, previously classified under “Provision for losses in investments in associated companies” and to replace them with the separable assets and liabilities of the entity. The effect of restatement on the Income Statement for the comparable period is to remove from the income statement the one line adjustment of our share of Studio 1+1’s results for the period previously classified under “Equity in income/(loss) of unconsolidated affiliates” and to replace it with amounts within the separable income and expense lines. For further information, see Note 2, "Group Operations" and Note 3, "Recent Accounting Pronouncements".

Certain reclassifications were made to prior period amounts to conform to current period classifications.

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

On June 19, 2003, the Board of Central European Media Enterprises Ltd. decided to withdraw from Czech operations. The revenues and expenses of the Czech operations and the income from an arbitration award relating to our former Czech operations and related legal expenses have therefore all been treated as discontinued operations and have been reclassified. For further information, see Note 12, "Discontinued Operations".

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		(US$ 000’s, except per share data)

		2004	2003	2004	2003

Net Income	As Reported	$(5,647)	$(6,586)	$5,557	$312,953

Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	2,710	1,719	6,963	8,343

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(2,764)	(1,861)	(7,124)	(8,769)

Net Income	Pro Forma	$(5,701)	$(6,728)	$5,396	$312,527

Net Income Per Common Share - Basic:	As Reported	$(0.20)	$(0.25)	$0.20	$11.80

	Pro Forma	$(0.20)	$(0.25)	$0.19	$11.79

Net Income Per Common Share -Diluted:	As Reported	$(0.20)	$(0.25)	$0.18	$10.49

	Pro Forma	$(0.20)	$(0.25)	$0.18	$10.48

2. Group Operations

Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market, we have interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. Revenues are generated primarily through operating companies which acquire programming for broadcast by the corresponding license holding company and have agreements to sell advertising time on behalf of the license company to third parties. In Romania and Ukraine, the license company also acts as an operating company. Our share of profits in the operating companies corresponds with our voting interest other than in the Slovak Republic and Studio 1+1, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled “Simplified Corporate Structure - Continuing Operations”.

Key Subsidiaries and Affiliates as at September 30, 2004	Voting Interest	Share of Profits	Accounting Treatment	TV Network

Continuing Operations

Croatia

Operating Company:
Operativna Kompanija d.o.o. (OK)	100%	100%	Consolidated Subsidiary

License Company:
Nova TV d.d. (Nova TV)	100%	100%	Consolidated Subsidiary	NOVA TV

Romania

Operating Companies:
Media Pro International S.A. (MPI)	80%	80%	Consolidated Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Consolidated Subsidiary

License Companies:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	80%	80%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL
Media Pro S.R.L. (Media Pro)	20%	20%	Equity Accounted Affiliate	PRO FM (radio)

Slovenia

Operating Company:
Produkcija Plus, d.o.o. (Pro Plus)	96.85%	96.85%	Consolidated Subsidiary

License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Consolidated Subsidiary	POP TV
Kanal A d.o.o. (Kanal A)	96.85%	96.85%	Consolidated Subsidiary	KANAL A

Slovak Republic

Operating Company:
Slovenska Televizna Spolocnost, spol. s.r.o. (STS)	49%	70%	Equity Accounted Affiliate

License Company:
Markiza-Slovakia s.r.o. (Markiza)	34%	0.1%	Equity Accounted Affiliate	MARKIZA TV

Ukraine

Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Consolidated Subsidiary

International Media Services Ltd. (IMS)	60%	60%	Consolidated Subsidiary

Enterprise "Inter-Media" (Inter-Media)	60%	60%	Consolidated Subsidiary

License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	60%	Consolidated Variable Interest Entity	STUDIO 1+1

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles holding companies
100%
CME Development Corporation (Delaware)
100%
60%/60%
96.85%/ 96.85%
20%/20%
80%/80%
49%/70%
34%/0.1%
Nova tv (Croatia)
Innova, IMS, Intermedia (Ukraine Group)
Pro Plus (Slovenia)
Media Pro (radio) (Romania)
Pro TV (Romania)
Markiza-Slovakia (Slovak Republic)
100%
30%/100%
100%
100%
51%/30%
Operativna Kompanija (Croatia)
Studio 1+1 (Ukraine)
Kanal A (Slovenia)
Pop TV (Slovenia)
STS (Slovak Republic)

1st Figure represents the company's voting interest
2nd Figure represents the company's share of profits

Croatia

On July 16, 2004, we acquired 100% of Nova TV d.d. ("Nova TV") and Operativna Kompanija d.o.o. ("OK") in Croatia. The purchase price is currently estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments. 75% of the estimated amount was paid at closing. An additional 10% will be paid following a calculation of the definitive purchase price on the basis of a post-completion audit. The remaining 15% of the definitive purchase price will be held back for a one-year period to cover potential liabilities which may arise.

Nova TV holds a ten-year national terrestrial broadcasting license that was granted in April 2000 and OK provides services to Nova TV, including the acquisition of programming for broadcast by Nova TV and assistance in selling advertising time. Nova TV is currently the fourth ranked broadcaster (of four stations ranked) in Croatia.

Romania

During March 2004 Adrian Sarbu, a local shareholder and the General Director of our Romanian operations acquired control of Rootland Trading Limited from Ion Tiriac, the other key local shareholder in our Romanian operations. On March 29, 2004 we acquired an additional 14% of MPI and Pro TV from Rootland Trading Limited to increase our stake in both companies from 66% to 80%.

We now have an 80% voting interest in Pro TV, the television license and operating holding company. We also have an 80% voting interest in MPI, a service providing company. For both companies we are entitled to an 80% share of profits. Pro TV holds 21 of the 22 PRO TV licenses as well as the licenses for ACASA, PRO TV INTERNATIONAL and PRO CINEMA. We have the right to appoint three of the five members of the Council of Administration of each company, which directs the affairs of Pro TV SA and MPI. Although we have majority voting power in MPI and Pro TV, with respect to certain financial and corporate matters, the affirmative vote of Adrian Sarbu is required. These minority rights are in the nature of protective rights which are not an impediment to operation of the business or consolidation for accounting purposes.

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

We have entered into a put option arrangement with Mr. Adrian Sarbu which, if exercised by Mr. Sarbu, would obligate us to acquire the remaining minority interests in MPI and Pro TV held by Mr. Sarbu and Rootland Trading Limited during periods subsequent to 2006. These options were signed on July 30, 2004. They both contain a minimum price payable which is equal to the same price per percentage point as paid to Mr. Sarbu in March 2004. We have performed a fair value exercise in respect of these options and there is no financial impact on our consolidated financial statements as at September 30, 2004.

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

Ukraine

Innova, IMS, Inter-Media and Studio 1+1 comprise "The Studio 1+1 Group". Through our 60% voting interest in Innova which in turn holds 100% of Inter-Media we control Inter-Media's 30% voting interest in Studio 1+1, the license holding company for the STUDIO 1+1 network and have an 18% voting interest in Studio 1+1. We are entitled to a 60% share of the profits in all the companies comprising the Studio 1+1 Group.

Studio 1+1 has been broadcasting for 15 hours a day on the UT-2 frequency. During the quarter ended June 30, 2004, the Ukrainian Media Council opened a tender for the remaining 9 hours. We submitted a bid for the remaining nine hours available on the UT-2 frequency and on July 21, 2004 the Ukrainian Media Council awarded us the license to broadcast for the remaining nine hours per day. Studio 1+1 subsequently paid the necessary additional broadcasting transmission fees associated with the license and in September 2004 increased its broadcasting to 24 hours per day. The license itself specifies that the additional hours must be utilized within 12 months from the date on which the license was granted.

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

The adoption of FIN 46 (R) has not resulted in a cumulative effect of an accounting change. However, below is a summary of the impact of the adoption of FIN 46 (R) on our consolidated balance sheet as at December 31, 2003 and our consolidated statements of operations for the three months and nine months ended September 30, 2003.

Consolidated Balance Sheet Financial Statement Caption	As at December 31, 2003

	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance

	(US$ 000's)

Total current assets	264,743	2,148	266,891

Total assets	365,801	2,951	368,752

Total current liabilities	66,286	4,830	71,116

Total non-current liabilities	24,997	(1,879)	23,118

Total shareholders' equity	273,524	-	273,524

Consolidated Statement of Operations Financial Statement Caption	For the Three Months ended September 30, 2003
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance

	(US$ 000's)

Net revenues	21,886	386	22,272

Total station operating costs and expenses	17,931	506	18,437

Operating income/(loss)	(4,669)	(1,017)	(5,686)

Net loss from continuing operations	(6,850)	-	(6,850)

Net income	(6,586)	-	(6,586)

Consolidated Statement of Operations Financial Statement Caption	For the Nine Months ended September 30, 2003
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance

	(US$ 000's)

Net revenues	77,334	2,843	80,177

Total station operating costs and expenses	56,282	1,584	57,866

Operating income/(loss)	(6,626)	(1,459)	(8,085)

Net loss from continuing operations	(32,592)	-	(32,592)

Net income	312,953	-	312,953

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

4. Acquisitions and Disposals

As part of our strategic plan, we have made acquisitions in Romania and Croatia in the nine months ended September 30, 2004.

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

The purchase price was agreed by reference to an independent valuation report which was based on a multiple of MPI's and Pro TV's future earnings. In accordance with the SFAS No. 141, "Business Combinations" ("FAS 141"), we have allocated US$ 3.7 million to broadcast licenses, US$ 5.5 million to trademarks and US$ 2.0 million to customer relationships, all of which were preliminarily allocated to goodwill. We have recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses have been assigned an indefinite life, whilst customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, eight years. The finalization of the purchase price allocation is subject to the completion of the assessment of the fair value of MPI's program library. Currently, the remaining consideration of US$ 11.9 million is recorded as goodwill.

Disposal of Interest in Media Pro

In order to comply with Romanian Media Council regulations following our acquisition of an additional 14% interest in MPI and Pro TV, it was necessary to reduce our holding in Media Pro, a radio license holding company, from 44% to 20%. Therefore on March 29, 2004, we sold a 24% holding in Media Pro to Mr. Adrian Sarbu for consideration of US$ 40,000 with a resulting loss on disposal of US$ 18,000. The consideration was determined by an independent valuation of Media Pro.

Croatia

On July 16, 2004, we acquired 100% of Nova TV and OK in Croatia. The purchase price is currently estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments. 75% of the estimated amount was paid at closing. An additional 10% will be paid following a calculation of a definitive purchase price on the basis of a post-completion audit. The remaining 15% of the definitive purchase price will be held back for a one-year period to cover potential liabilities which may arise. The remaining 25% of the definitive purchase price is classified as deferred consideration in our consolidated balance sheet as at September 30, 2004.

We have initiated a fair value exercise to allocate the purchase price to the acquired assets and liabilities. Upon completion of the fair value exercise, the purchase price allocation will include the broadcast license intangible asset and other intangible assets to be identified. We have therefore provisionally recognized goodwill of US$ 28.0 million arising from these acquisitions which may be subject to adjustment following the completion of the fair value exercise.

5. Goodwill and Intangible Assets

The carrying amount of goodwill and other intangibles as at September 30, 2004 and December 31, 2003 is as follows:

Goodwill:

	Slovenian operations	Ukrainian operations	Romanian operations	Croatian operations	Total

	(US$ 000’s)

Carrying amount as at December 31, 2003	$13,725	$4,096	$-	$-	$17,821

Additions in the period	-	-	11,921	28,048	39,969

Foreign exchange movements	(378)	-	-	-	(378)

Carrying amount as at September 30, 2004	$13,347	$4,096	$11,921	$28,048	$57,412

Other intangibles:

	License acquisition cost	Broadcast license	Trademarks	Customer relationships	Total

	(US$ 000’s)

Carrying amount as at December 31, 2003 (1)	$1,628	$5,447	$2,479	$-	$9,554

Additions in the period	-	6,321	6,344	1,974	14,639

Amortization in the period	-	-	-	(124)	(124)

Foreign exchange movements	-	(355)	(61)	-	(416)

Carrying amount as at September 30, 2004	$1,628	$11,413	$8,762	$1,850	$23,653

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

The additions to our intangible assets of US$ 14.6 million are a result of our fair value exercises in respect of recent acquisitions.

6. Segment Data

We manage our business on a geographic basis, and review the performance of each geographic segment using data that reflects 100% of operating and license company results. Our segments are comprised of Croatia, Romania, the Slovak Republic, Slovenia and Ukraine.

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

Below is a table showing our Segment EBITDA by operation and a reconciliation of these figures to our consolidated US GAAP results for the three and nine months ended September 30, 2004 and 2003:

	SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30,

	(US $000's)

	Segment Net Revenues (1)		Segment EBITDA

	2004	2003 (2)	2004	2003 (2)

Country

Croatia (NOVA TV)	$3,740	$-	$(1,648)	$-

Romania (3)	16,089	10,536	4,432	2,312

Slovak Republic (MARKIZA TV)	9,892	9,272	122	387

Slovenia (POP TV and KANAL A)	7,576	5,639	1,073	461

Ukraine (STUDIO 1+1)	9,930	6,097	(342)	(212)

Total Segment Data	$47,227	$31,544	$3,637	$2,948

Reconciliation to Consolidated Statement of Operations:

Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$36,543	$22,272	$(5,317)	$(6,567)

Corporate operating costs	-	-	5,492	5,201

Stock-based compensation	-	-	2,710	1,719

Amortization of intangibles	-	-	62	-

Unconsolidated Equity Affiliates (4)	10,684	9,272	91	387

Station Depreciation	-	-	2,018	1,327

Equity in (income)/loss of unconsolidated equity affiliates	-	-	(84)	429

Interest income	-	-	(960)	(1,044)

Interest expense	-	-	599	2,109

Foreign currency exchange (gain)/loss, net	-	-	(1,133)	223

Other (income)/expense	-	-	159	(836)

Total Segment Data	$47,227	$31,544	$3,637	$2,948

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Restated to reflect the adoption of FIN 46 (R).

(3) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and PRO FM.

(4) Unconsolidated equity affiliates are STS in the Slovak Republic and Media Pro in Romania.

	SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30,

	(US $000's)

	Segment Net Revenues (1)		Segment EBITDA

	2004	2003 (2)	2004	2003 (2)

Country

Croatia (NOVA TV)	$3,740	$-	$(1,648)	$-

Romania (3)	48,875	33,544	14,670	7,373

Slovak Republic (MARKIZA TV)	39,235	33,458	9,846	6,824

Slovenia (POP TV and KANAL A)	30,984	24,548	11,860	6,810

Ukraine (STUDIO 1+1)	35,284	22,085	8,910	2,161

Total Segment Data	$158,118	$113,635	$43,638	$23,168

Reconciliation to Consolidated Statement of Operations:

Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest and discontinued operations	$117,277	$80,177	$13,328	$(29,143)

Corporate operating costs	-	-	13,463	12,056

Stock-based compensation	-	-	6,963	8,343

Amortization of intangibles	-	-	124	-

Unconsolidated Equity Affiliates (4)	40,841	33,458	10,214	6,824

Station Depreciation	-	-	4,816	4,030

Equity in (income)/loss of unconsolidated equity affiliates	-	-	(5,283)	(1,630)

Interest income	-	-	(3,200)	(4,328)

Interest expense	-	-	1,484	14,031

Foreign currency exchange (gain)/loss, net	-	-	789	10,556

Other expense	-	-	940	2,429

Total Segment Data	$158,118	$113,635	$43,638	$23,168

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Restated to reflect the adoption of FIN 46 (R).

(3) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and PRO FM.

(4) Unconsolidated equity affiliates are STS in the Slovak Republic and Media Pro in Romania.

7. Summary Financial Information for Significant Unconsolidated Affiliates

	STS (MARKIZA TV)

	As at September 30, 2004	As at December 31, 2003

	(US$ 000's)	(US$ 000's)

Current assets	$20,546	$21,224

Non-current assets	14,512	14,831

Current liabilities	(16,544)	(13,249)

Non-current liabilities	(2,391)	(2,457)

Net Assets	$16,123	$20,349

	STS (MARKIZA TV)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

	(US$ 000's)		(US$ 000's)

Net revenues	$9,892	$9,272	$39,235	$33,458

Operating income	(319)	(559)	8,288	3,803

Net income	(23)	(653)	7,471	3,222

Movement in accumulated other comprehensive income/(loss)	(109)	(289)	(278)	(2,358)

Our share of income in Unconsolidated Affiliates for STS was US$ 5.0 million and US$ 2.3 million for the first nine months of 2004 and 2003, respectively.

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

	For the Three Months Ended September 30,

	Net Income/(Loss) (US$ 000's)		Common Shares (000's)		Net Income/(Loss) per Common Share

	2004	2003	2004	2003	2004	2003

Basic EPS

Net income/(loss) attributable to common stock	$(5,647)	$(6,586)	28,359	26,512	$(0.20)	$(0.25)

Effect of dilutive securities : stock options	-	-	-	-	-	-

Diluted EPS

Net income/(loss) attributable to common stock	$(5,647)	$(6,586)	28,359	26,512	$(0.20)	$(0.25)

	For the Nine Months Ended September 30,

	Net Income/(Loss) (US$ 000's)		Common Shares (000's)		Net Income/(Loss) per Common Share

	2004	2003	2004	2003	2004	2003

Basic EPS

Net income/(loss) attributable to common stock	$5,557	$312,953	28,359	26,512	$0.19	$11.80

Effect of dilutive securities : stock options	-	-	1,751	3,323	(0.01)	(1.31)

Diluted EPS

Net income/(loss) attributable to common stock	$5,557	$312,953	30,110	29,835	$0.18	$10.49

Diluted EPS for the nine months ended September 30, 2004 and 2003 includes the impact of 1,751,183 and 3,323,383 options, respectively to purchase common stock then outstanding.

Diluted EPS for the three months ended September 30, 2004 and 2003 does not include the impact of 1,751,183 and 3,323,383 options, respectively to purchase common stock then outstanding, as their inclusion would reduce the net loss per share and would be anti-dilutive.

On a fully diluted basis, we would have 22,617,483 shares of Class A Common Stock and 7,492,736 shares of Class B Common Stock as at September 30, 2004, and 21,758,483 shares of Class A Common Stock and 8,076,736 shares of Class B Common Stock as at September 30, 2003.

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

2004 Option Grants

Pursuant to the 1995 Amended Stock Option Plan, the Compensation Committee of our Board of Directors may award stock options to employees. No options were awarded in the three months ended September 30, 2004. The weighted average fair value of all grants made in the nine months ended September 30, 2004 and 2003 is US$ 8.62 per option and US$ 5.72 per option, respectively.

In accordance with SFAS 123, the total fair value for the awards made in the nine months ended September 30, 2004 of US$ 2.6 million is recognized in the Statement of Operations using straight line amortization over the vesting period of the awards.

In the three and nine months ended September 30, 2004 total charges of US$ 0.3 million and US$ 0.6 million respectively were recognized, including charges made for awards granted in previous periods. In the three and nine months ended September 30, 2003, total charges of US$ 0.1 million and US$ 0.2 million respectively were recognized.

For certain options issued in 2000, our stock-based compensation charge is calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This requires that compensation costs for modified awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised; subject to a minimum of the original intrinsic value at the original measurement date. The charge in respect of variable plan accounting increased by US $1.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This is primarily attributable to a greater increase in the price of our Class A Common Stock during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The charge in respect of variable plan accounting decreased by US$ 1.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This is primarily attributable to a lesser increase in the price of our Class A Common Stock during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The charge for stock-based compensation in our consolidated income statement can be summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	(US$ 000’s)

	2004	2003	2004	2003

Stock-based compensation charged under FIN 44 (Variable Plan Accounting)	$2,443	$1,621	$6,316	$8,180

Stock-based compensation charged under SFAS 123	267	98	647	163

Total stock-based compensation	$2,710	$1,719	$6,963	$8,343

10b5-1Trading Plan

Fred T. Klinkhammer, our Vice-Chairman, advised the Board that he intends to sell up to 900,000 shares of Class A common stock between March 1 and December 31, 2004 under a 10b5-1 Trading Plan entered into pursuant to our insider trading policy. Fred T. Klinkhammer sold 800,000 shares of Class A common stock through October 31, 2004.

10. Warrants

As a result of our 2002 transaction with GoldenTree Asset Management LLC, the resale of shares issuable on exercise of warrants to purchase 696,000 Class A shares with an exercise price of US$ 2.504 was registered with the SEC on February 4, 2004 and the warrants were exercised on February 19, 2004. We received US$ 1.7 million on exercise and the stock issued is included in our 21,024,300 shares of Class A Common Stock outstanding as at October 29, 2004.

11. Commitments and Contingencies

Litigation

Ukraine

In our Form 10-K filed with the SEC for the year ended December 31, 2003 as amended by our Form 10-K/A filed with the SEC on March 12, 2004, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. On July 1, 2004 the Supreme Court of Ukraine, the final court of appeal in Ukraine, dismissed AITI's new claim, thereby concluding this court action in favor of the Ukraine Media Council and Studio 1+1. AITI commenced an additional action seeking to establish a basis for challenging the award of the new nine hour license to STUDIO 1+1 on July 21, 2004. At the hearing on September 21, 2004 this claim was dismissed by the Economic Court of Kyiv. AITI appealed to the Court of Appeal who also found in favor of the Ukraine Media Council and Studio 1+1 on Nevember 1, 2004. This is subject to further appeal which must be lodged within 30 days. Studio 1+1 has received no notification of any such appeal. We believe that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, AITI would then be obliged to commence a further action seeking to cancel the tender process under which STUDIO 1+1 was awarded the 9-hour license.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay approximately SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. MMTV has filed an appeal against the judgment. We believe Mrs. Meglic’s claim is without merit and will continue to defend the claim vigorously. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at September 30, 2004.

General

We are, from time to time, party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

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

Station Programming Rights Agreements

We had program rights commitments of US$ 16.8 million and US$ 3.6 million in respect of future programming, which includes contracts signed with license periods starting after September 30, 2004 and 2003, respectively. US$ 1.8 million of our program rights commitments as at September 30, 2004 related to our Ukrainian operations and US$ 13.3 million related to our Romanian operations. This increase is as a result of our Ukrainian and Romanian operations entering into longer term contracts with programming providers.

Operating Lease Commitments

For the periods ended September 30, 2004 and 2003 we paid aggregate rent on all facilities of US$ 1.0 million and US$ 0.8 million, respectively. Future minimum operating lease payments at September 30, 2004 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

As at September 30, 2004 (US$ 000’s)

2004	$1,372

2005	1,171

2006	1,171

2007	1,171

2008	537

2009 and thereafter	371

Total	$5,793

Dutch Tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all outstanding years up to and including 2003, including receipts in respect of our arbitration award, for a payment of US$ 9.0 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance later rule that such arbitration awards are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income, but will not reduce our minimum payment commitments.

As at December 31, 2003 we provided US$ 6.0 million of Dutch tax as the difference between our obligation under this agreement and our estimate of the Dutch tax that may fall due over this period from business operations, based on current business structures and economic conditions. At September 30, 2004, our  provision is US$ 4.8 million based on our estimates of future taxable income from our operations. In the three months ended September 30, 2004, we have utilized US$ 0.4 million of this provision and released US$ 0.8 million through discontinued operations in our consolidated statement of operations for the three and nine months ended September 30, 2004.

12. Discontinued Operations

Czech Republic

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	(US$ 000's)

	2004	2003	2004	2003

Net revenues of discontinued operation	$-	$37	$-	$103

Expenses of discontinued operation	-	(305)	-	(547)

Arbitration related proceeds	-	1,249	-	359,884

Arbitration related costs	107	(897)	62	(13,907)

Write down in value of asset held for sale	-	-	-	(350)

Other income/(expense) of discontinued operation	-	180	-	362

Pre-tax income from discontinued operations	$107	$264	$62	$345,545

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration. On June 19, 2003, our Board of Directors decided to withdraw from Czech operations.

In the nine months ended September 30, 2004, we incurred US$ 0.3 million of legal costs relating to our negotiations with the Dutch Tax Authorities with respect to Czech Republic operations. In the nine months ended September 30, 2003, we incurred US$ 11.9 million of legal costs relating to the arbitration proceedings against the Czech Republic and to the ICC Arbitration Tribunal against Dr Zelezny and US$ 2.0 million of legal costs relating to our negotiations with the Dutch Tax Authorities.

In the three months ended September 30, 2004, we have utilized US$ 0.4 million of our Dutch Tax provision and released US$ 0.8 million through discontinued operations in our consolidated statement of operations for the three and nine months ended September 30, 2004 (for further information, see Item 11, "Commitments and Contingencies ").

13. Other Receivable

	As at September 30, 2004	As at December 31, 2003

	US$ (000's)

Short-term	$18,267	$20,103

Long-term	-	18,200

Total	$18,267	$38,303

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. The first installment of US$ 7.5 million was received on October 8, 2003, the second US$ 7.5 million installment was received on October 23, 2003 and the third installment of US$ 20.3 million was received on July 14, 2004. The remainder of the purchase price of US$ 18.2 million plus all accrued interest is due to be settled on or before July 15, 2005.

The outstanding payment is secured by 250,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic. Ceska pojistovna, a.s. is listed on the Prague Stock Exchange and as at September 30, 2004 these shares were valued at Czech Koruna 3.1 billion (approximately US$ 121.5 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements

II.	Executive Summary

III.	Analysis of Segment Results

IV.	Critical Accounting Policies and Estimates

V.	Analysis of the Results of Consolidated Operations

VI.	Liquidity and Capital Resources

I. Forward-looking Statements

This report contains forward-looking statements, including statements regarding the future economic climate in our markets, future investments in television broadcast operations and the financing thereof, the growth potential of advertising spending in our markets, and business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the outcome of discussions with regard to investments in television broadcast operations, our ability to raise financing for such investments, the rate of development of advertising markets in countries where we operate, general market and economic conditions in these countries, the US and Western Europe, the renewals of broadcasting licenses, the regulatory environment and compliance, the ability to acquire programming and the ability to attract audiences.

The following discussion should be read in conjunction with the section entitled "Risk Factors" on pages 9 through 14 in our December 31, 2003 Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2004 as amended by our Form 10-K/A filed with the SEC on March 12, 2004 in addition to our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30, (US$ 000's)
	2004	2003 (1)	Movement
Net Revenues	36,543	22,272	14,271
Operating income before corporate expenses	1,528	1,234	294
Operating income/(loss)	(6,736)	(5,686)	(1,050)
Net income/(loss) from continuing operations	(6,590)	(6,850)	260
Net income	(5,647)	(6,586)	939
(1) Restated to reflect the adoption of FIN 46 (R).

	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003 (1)	Movement
Net Revenues	117,277	80,177	37,100
Operating income before corporate expenses	28,608	12,314	16,294
Operating income/(loss)	8,058	(8,085)	16,143
Net income/(loss) from continuing operations	4,659	(32,592)	37,251
Net income	5,557	312,953	(307,396)
Net cash provided by/(used in) continuing operating activities	(5,819)	(92,355)	86,536
(1) Restated to reflect the adoption of FIN 46 (R).

The principal events for the nine months ended September 30, 2004 are as follows:

•	In the nine months ended September 30, 2004, our total Operating Segments achieved a Segment EBITDA margin (defined as the ratio of Segment EBITDA to Segment Net Revenues) of 28% compared to 20% for the nine months ended September 30, 2003 (Segment EBITDA is defined and reconciled to our consolidated US GAAP results in Part I, Note 6, "Segment Data").

•	On March 29, 2004, we increased our holding in our Romanian operations to 80.0% for a total consideration of US$ 20.3 million.

•	On April 19, 2004 our Romanian operations launched a second cable channel, the PRO Cinema Network. This channel will focus on the broadcasting of acquired series and films.

•	On July 16, 2004, we acquired 100% of Nova TV and OK in Croatia. The purchase price is estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments (for further information, see Part I, Note 4, "Acquisitions and Disposals").

•	On July 21, 2004 the Ukrainian Media Council awarded Studio 1+1, our Ukrainian operation, the license to broadcast for the remaining nine hours per day (for further information, see Part I, Note 2, "Group Operations").

•	On July 1, 2004, the Supreme Court of Ukraine rejected an appeal lodged by AITI, a Ukrainian broadcasting company, which had sought to challenge the validity of the initial 15-hour a day broadcasting license owned by Studio 1+1 (for further information, see Part II, Item 1, "Legal Proceedings").

•	On September 8, 2004 the Romanian operations repaid, three years in advance, all VAT due and owing to the Romanian authorities under a rescheduling agreement entered into in 2002.

Seasonality

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period and highest in the fourth quarter. Our consolidated net revenues for the three months ended September 30, 2003 generated 18% of our total consolidated net revenues for the twelve months ended December 31, 2003. Our Segment Net Revenues for the three months ended September 30, 2003 generated 18% of our total Segment Net Revenues for the twelve months ended December 31, 2003.

Revenue seasonality causes significant fluctuation in our consolidated net income, Segment EBITDA and Segment EBITDA margins between quarters. This seasonality will generally result in the lowest consolidated net income and Segment EBITDA in the third calendar quarter and the highest consolidated net income and Segment EBITDA in the fourth calendar quarter.

Future Trends

•	All of the markets in which we operate are evidencing growth as we enter the final quarter of 2004. Anticipated growth in each market is disclosed in our analysis of segment results commencing below. We also anticipate continued growth over the medium term based on Zenith Optimedia projections for the television advertising markets in the region.

•	After extensive discussions with both management and outside advisors during 2003, our Board agreed a strategic plan focusing on expansion through acquisition of additional shares in our existing stations and of appropriate additional businesses in new markets. It was decided that our geographic focus would remain in Central and Eastern Europe, and that our core business would be television. We are also prepared to consider relevant opportunities in related media.

The strategic plan set out the following:
•	acquisition of additional ownership in our present operations, which is regarded as the strategy with the least risk due to our knowledge of the value of these operations;
•	acquisition of one or more established businesses in the Balkans, in particular states of the former Yugoslavia; and
•	acquisition of a broadcaster in one of the substantially larger markets of Central or Eastern Europe, which may give rise to a significant step change in the scale of our business.

In the second half of 2003 we conducted research throughout the Central and Eastern European market to assess possible acquisition opportunities. We are currently in active discussions in several Central and Eastern European markets that may result in the acquisition of one or more significant businesses.

Pursuant to this strategic plan, on March 29, 2004, we acquired an additional 14% share in each of our consolidated subsidiaries MPI and Pro TV in Romania from Rootland Trading Limited for a purchase consideration of US$ 20.3 million and on July 16, 2004, we acquired 100% of Nova TV and OK in Croatia (for further information, see Part I, Note 4, "Acquisitions and Disposals").

Our strategy is to make one or more acquisitions of significant businesses in major Central or Eastern European markets. Such acquisitions would require funding beyond our current available internal resources. This could be achieved through funds raised in one or more public or private offerings of debt or equity related securities.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a geographic basis, and review the performance of each geographic segment using data that reflects 100% of operating and license company results. Our segments are comprised of Croatia, Romania, Slovak Republic, Slovenia and Ukraine.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the three and nine months ended September 30, 2004 and 2003 see Part I, Note 6, "Segment Data".

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA Margin is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Total Segment Net Revenues	47,227	31,544	15,683
Total Segment EBITDA	3,637	2,948	689
Total Segment EBITDA Margin (1)	8%	9%	(1)%
(1) Segment EBITDA Margin is Segment EBITDA expressed as a percentage of Segment Net Revenues.

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Total Segment Net Revenues	158,118	113,635	44,483
Total Segment EBITDA	43,638	23,168	20,470
Total Segment EBITDA Margin (1)	28%	20%	8%
(1) Segment EBITDA Margin is Segment EBITDA expressed as a percentage of Segment Net Revenues.

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) CROATIA

Market Background: Croatia is our newest market; we acquired our operations there during the third quarter, on July 16, 2004. The television advertising market in Croatia has shown growth of between 5% and 10% in 2004 and is expected to grow at similar rates in 2005.

Nova TV is currently ranked fourth (of four stations ranked) in the market with all-day audience shares in the three months ended September, 30 2004 of 13.0%. The major competitors are the two channels of the State provider HRT1 and HRT2 with 36.8% and 17.3%, respectively and RTL with 23.3%.

Three months ended September 30, 2004

SEGMENT FINANCIAL INFORMATION
For the Three Months Ended September 30, (US$ 000's)
2004
Croatian Net Revenues	3,740
Croatian Segment EBITDA	(1,648)
Croatian Segment EBITDA Margin	(44)%

•	Net Revenues for the three months ended September 30, 2004 consisted in part of barter revenue, principally generated from contracts already in existence at the date of acquisition. Most such contracts expire by the end of 2004. New management appointed in September 2004 is focused on converting revenues derived from barter to cash.

•	Croatian Segment EBITDA for the three months ended September 30, 2004 was a loss of US$ 1.6 million which is substantially attributable to a lack of investment in quality programming during the first half of 2004 as well as the impact of advertising agreements entered into on unfavorable terms that were assumed at the completion of our acquisition of the Croatian operations.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2004 included US$ 2.4 million of programming costs and US$ 0.7 million of salaries and related costs.

(B) ROMANIA

Market Background: Romania continues to have one of the fastest growing television advertising markets in Eastern Europe. We currently expect that Romania’s preparations to enter the European Union sometime after 2007 will support good growth rates in the period running up to entry as has been experienced by earlier entrants. Television advertising market growth in 2004 is expected to be 20% to 25% over 2003.

PRO TV and ACASA (a cable channel) are second and fifth in the market (of seven stations ranked), with all-day national audience shares in the first nine months of 2004 of 15.7% and 7.1%, respectively. The major competitors are the state channel TVR1, with 22.5%, and Antena 1, an independent channel with 11.9% share. TVR1 has a higher share because it is the only broadcaster with full national coverage. Advertisers, however, evaluate audience share within a network’s coverage area and by this measure PRO TV ranks first and ACASA fourth in all-day audience with shares of 18.0% and 9.9%, respectively. Both our stations cover the important urban markets.

On April 19, 2004 our Romanian operation launched a second cable channel, the PRO Cinema Network. This channel focuses on the broadcasting of acquired series and films, and expects to achieve significant cable distribution before the end of 2004.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Romanian Net Revenues	16,089	10,536	5,553
Romanian Segment EBITDA	4,432	2,312	2,120
Romanian Segment EBITDA Margin	28%	22%	6%

•	Net Revenues for the three months ended September 30, 2004 increased by 53% compared to the three months ended September 30, 2003. This was primarily driven by increased prices, and by a higher proportion of available minutes being sold (approximately 20% of which is due to new clients) as well as through improved ratings.

•	Romanian Segment EBITDA for the three months ended September 30, 2004 increased by 92% compared to the three months ended September 30, 2003, to deliver a Segment EBITDA margin of 28%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2004 increased by 42% compared to the three months ended September 30, 2003. The cost of programming increased by US$ 1.9 million or 44% as compared to the three months ended September 30, 2003 primarily due to a US$ 1.0 million increase in the charge for amortization of acquired programming rights attributable to increasing costs per hour and to additional Pro Cinema volume as well as a US$ 0.9 million increase in local production costs. Salaries and related costs increased by US$ 0.4 million or 15% compared to the three months ended September 2003 due to increased bonuses reflecting outstanding performance. Additionally, the charge for bad debts was US$ 0.9 million higher in the three months ended September 30, 2004 because in the three months ended September 30, 2003 we reversed previously provided debts which were recovered in that period.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Romanian Net Revenues	48,875	33,544	15,331
Romanian Segment EBITDA	14,670	7,373	7,297
Romanian Segment EBITDA Margin	30%	22%	8%

•	Net Revenues for the nine months ended September 30, 2004 increased by 46% compared to the nine months ended September 30, 2003. This was primarily driven by increased prices and supported by a higher proportion of available minutes sold (approximately 26% of which is due to new clients) as well as through improved ratings.

•	Romanian Segment EBITDA for the nine months ended September 30, 2004 increased by 99% compared to the nine months ended September 30, 2003, to deliver a Segment EBITDA margin of 30%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2004 increased by 31% compared to the nine months ended September 30, 2003. The cost of programming increased by US$ 6.6 million or 52% compared to the first nine months of 2003 due to a US$ 4.4 million increase in the charge for amortization of acquired programming rights and a US$ 2.2 million increase for local production costs. The increase in amortization of programming rights was driven by increasing costs per hour and additional Pro Cinema volume. Salaries and related costs increased by US$ 1.1 million or 15% compared to the three months ended September 2003 due to increased bonuses reflecting outstanding performance. Additionally, in the nine months ended September 30, 2003 there was a large reversal of previously provided debts. No such reversal occurred in the nine months ended September 30, 2004, consequently the charge for bad debts was US$ 0.6 million higher.

(C) SLOVAK REPUBLIC

Market Background: The Slovak Republic joined the European Union on May 1, 2004. The television advertising market has shown signs of modest growth in the first nine months of 2004, and growth for the full year is expected to be 5% to 10%. Peoplemeters, a more accurate method of measuring audience share, were introduced to the market in October 2004.

TV MARKIZA is the premier broadcaster with a national all-day audience share of 40.7% for the first nine months of 2004. STV, a public broadcaster, re-branded itself at the end of 2003 and had an all-day share of 19.8% in the first nine months of 2004. TV JOJ, the only other significant independent television station, had an audience share of 12.6% in the first nine months of 2004. STV2, the second public channel, had an all-day share of 6.5% for the first nine months of 2004.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Slovak Republic Net Revenues	9,892	9,272	620
Slovak Republic Segment EBITDA	122	387	(265)
Slovak Republic Segment EBITDA Margin	1%	4%	(3)%

•	Net Revenues for the three months ended September 30, 2004 increased by 7% compared to the three months ended September 30, 2003. Local currency net revenues decreased by 5%.

•	Slovak Republic Segment EBITDA for the three months ended September 30, 2004 decreased by 68% compared to the three months ended September 30, 2003, to deliver a Segment EBITDA margin of 1%. In local currency, Segment EBITDA decreased by 70%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2004 increased by 10% compared to the three months ended September 30, 2003. In local currency, costs charged in arriving at Segment EBITDA decreased by 2%. On a constant exchange rate basis, staff costs are the same for each period due to a reduction in the consultancy headcount which has offset the effect of salary increases. Selling, general and administrative expenses have increased 42%. This is due to increases of US$ 0.4 million in marketing costs, US$ 0.1 million in consulting services, US$ 0.3 million in the charge for bad debts, and US$ 0.1 million in general repairs and maintenance.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Slovak Republic Net Revenues	39,235	33,458	5,777
Slovak Republic Segment EBITDA	9,846	6,824	3,022
Slovak Republic Segment EBITDA Margin	25%	20%	5%

•	Net Revenues for the nine months ended September 30, 2004 increased by 17% compared to the nine months ended September 30, 2003. Local currency net revenues increased by 3% primarily due to growth in the market.

•	Slovak Republic Segment EBITDA for the nine months ended September 30, 2004 increased by 44% compared to the nine months ended September 30, 2003, to deliver a Segment EBITDA margin of 25%. In local currency, Segment EBITDA increased by 27%.

Costs charged in arriving at Segment EBITDA in the nine months ended September 30, 2004 increased by 10% compared to the nine months ended September 30, 2003. On a constant exchange rate basis, costs charged in arriving at Segment EBITDA decreased by 3%. Costs charged in arriving at EBITDA for the nine months ended September 30, 2004 include the write-back of a US$ 1.1 million provision for a shareholder disagreement, originally taken in the twelve months ended December 31, 2003. This is partially offset by an increase of US$ 0.2 million in salary costs due to higher bonus provision and salary increases.

(D) SLOVENIA

Market Background: Slovenia is our most prosperous market with the highest per capita GDP of any Eastern European country. Slovenia joined the European Union on May 1, 2004. The television advertising market is experiencing renewed growth compared to 2003, and growth in 2004 is expected to be approximately 10% to 15%.

POP TV and KANAL A are ranked first and fourth (of four stations ranked) in the market with national all-day audience shares of 27.7% and 8.3% for the first nine months of 2004, respectively. The main competitors are state broadcasters SLO1 and SLO2 with national all-day audience shares of 25.1% and 11.4%, respectively.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Slovenian Net Revenues	7,576	5,639	1,937
Slovenian Segment EBITDA	1,073	461	612
Slovenian Segment EBITDA Margin	14%	8%	6%

•	Net Revenues for the three months ended September 30, 2004 increased by 34% compared to the three months ended September 30, 2003. Local currency net revenues increased by 27%. Approximately 80% of this growth was driven by increased average spot prices and 20% was the result of an increase in the number of available minutes sold.

•	Slovenian Segment EBITDA for the three months ended September 30, 2004 increased by 133% compared to the three months ended September 30, 2003, to deliver a Segment EBITDA margin of 14%. In local currency Segment EBITDA increased by 129%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2004 increased by 26% compared to the three months ended September 30, 2003. In local currency, costs charged in arriving at Segment EBITDA increased by 18% following planned incremental investment of US$ 0.3 million in staff, US$ 0.1 million in programming, and US$ 0.5 million in advertising.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Slovenian Net Revenues	30,984	24,548	6,436
Slovenian Segment EBITDA	11,860	6,810	5,050
Slovenian Segment EBITDA Margin	38%	28%	10%

•	Net Revenues for the nine months ended September 30, 2004 increased by 26% compared to the nine months ended September 30, 2003. Local currency net revenues increased by 18%. Two thirds of this growth was driven by increased average spot prices and the remaining third was the result of an increase in the number of available minutes sold as major advertisers accelerate the delivery of their annual advertising commitments.

•	Slovenian Segment EBITDA for the nine months ended September 30, 2004 increased by 74% compared to the nine months ended September 30, 2003, to deliver a Segment EBITDA margin of 38%. In local currency Segment EBITDA increased by 62%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2004 increased by 8% compared to the nine months ended September 30, 2003. In local currency, costs charged in arriving at Segment EBITDA were held constant. This reflects management’s ability to control costs while affording planned incremental investment of US$ 0.6 million in staff and US$ 0.6 million in marketing. Specifically, expenditure on programming was reduced by US$ 0.4 million through changes to the program schedule and the weaker US dollar providing more favorable programming purchasing conditions. Resolution of uncertainties affecting transmission fees also resulted in both lower costs and a provision write-back which together generated a saving of US$ 0.7 million compared to the first nine months of 2003.

(E) UKRAINE

Market Background: Ukraine has the highest population (48.7 million) of all markets in which we operate, but is the least developed. Market growth in 2004 is expected to be 25% to 30%.

STUDIO 1+1 is the number two station of the six stations ranked in Ukraine. Following the award of a license for nine additional broadcasting hours, Studio 1+1 increased its broadcasting time from 15 to 24 hours a day in September. STUDIO 1+1 has an all-day audience share for the first nine months of 2004 of 21.0% within its coverage area where it reaches approximately 95% of Ukraine's population. The number one position is held by Inter which also holds a license permitting it to broadcast for 24 hours per day. Inter’s all-day audience share was 23.2% for the first nine months of 2004. Novi Kanal is the number three station with a 10.4% all-day audience share in the same period and generates effective national coverage through a collection of regional licenses.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Ukrainian Net Revenues	9,930	6,097	3,833
Ukrainian Segment EBITDA	(342)	(212)	(130)
Ukrainian Segment EBITDA Margin	(3)%	(3)%	-%

•	Net Revenues for the three months ended September 30, 2004 increased by 63% compared to the three months ended September 30, 2003 primarily due to market growth and its impact on pricing. STUDIO 1+1 has historically had high sell-out rates, and during September the additional 9 hours broadcast time from the new license began, providing incremental inventory and sales. Programming included the popular Russian programming Masha Berezina and Undina.

•	Ukrainian Segment EBITDA for the three months ended September 30, 2004 was a loss of US$ 0.3 million for the three months ended September 30, 2004 compared to a loss of US$ 0.2 million for the three months ended September 30, 2003.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2004 increased by US$ 4.0 million or 63% compared to the three months ended September 30, 2003. The cost of programming increased by US$ 3.2 million or 106% due to increased investment in local programming including a new show, Fort Boyard, which accounts for a growing share of the schedule, and higher program syndication charges as a result of the higher cost of acquired Russian programming and the impact of additional hours in the schedule. Broadcasting costs have increased by US$ 0.4 million or 59% due to an increase in transmission fees and additional hours of broadcasting in September. Selling, general and administrative costs increased by US$ 0.6 million or 45% primarily due to an increase of US$ 0.2 million in marketing costs arising from additional market research required to support our successful tender for the license to broadcast an additional nine hours per day and an increase of US$ 0.2 million in bad debt expense.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Ukrainian Net Revenues	35,284	22,085	13,199
Ukrainian Segment EBITDA	8,910	2,161	6,749
Ukrainian Segment EBITDA Margin	25%	10%	15%

•	Net Revenues for the nine months ended September 30, 2004 increased by 60% compared to the nine months ended September 30, 2003 due in part to market growth, and its impact on pricing and in part to several very successful programs, these being primarily the Russian series Poor Nastya, and also Masha Berezina and Undina.

•	Ukrainian Segment EBITDA for the nine months ended September 30, 2004 increased by 312% compared to the nine months ended September 30, 2003, to deliver a Segment EBITDA margin of 25%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2004 increased by US$ 6.5 million or 32% compared to the nine months ended September 30, 2003. The cost of programming increased by US$ 4.6 million or 39% due to increased investment in local programming, which accounts for a growing share of the schedule and higher program syndication charges as a result of the higher cost of acquired Russian programming and the additional hours in the schedule in September 2004. Broadcasting costs have increased by US$ 0.7 million or 35% due to an increase in transmission fees and additional hours of broadcasting in September 2004. Selling, general and administrative costs increased by US$ 1.1 million or 28% primarily due to an increase of US$ 0.2 million in marketing costs arising from additional market research required to support our successful tender for the license to broadcast an additional nine hours per day, an increase of US$ 0.3 million in the bad debt expense and increased withholding tax on higher programming payments.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and nine months ended September 30, 2004 and 2003 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	(US$ 000's)

	2004	2003 (1)	2004	2003 (1)

Production expenses	$6,764	$3,759	$18,812	$13,162

Program amortization	10,502	5,822	28,017	19,984

Cost of programming	$17,266	$9,581	$46,829	$33,146

(1) Restated to reflect the adoption of FIN 46 (R).

The amortization of acquired programming for each of our consolidated operations and for the Slovak Republic (MARKIZA TV) for the three and nine months ended September 30, 2004 and 2003 is set out in the table below. For comparison the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming by our operations in Croatia, Romania, Slovenia and Ukraine is reflected within net cash provided by/(used in) continuing operating activities in our consolidated statement of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	(US$ 000's)

	2004	2003 (1)	2004	2003 (1)

Program amortization:

Croatia (NOVA TV)	$1,625	$-	$1,625	$-

Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	3,759	2,723	12,153	7,721

Slovenia (POP TV and KANAL A)	1,042	905	3,697	3,943

Ukraine (STUDIO 1+1)	4,076	2,194	10,542	8,320

	10,502	5,822	28,017	19,984

Slovak Republic (MARKIZA TV)	2,116	2,735	6,627	7,098

	$12,618	$8,557	$34,644	$27,082

Cash paid for programming:

Croatia (NOVA TV)	$1,740	$-	$1,740	$-

Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	2,548	3,157	15,923	10,184

Slovenia (POP TV and KANAL A)	1,159	1,294	3,766	4,372

Ukraine (STUDIO 1+1)	7,680	1,938	16,106	8,444

	13,127	6,389	37,535	23,000

Slovak Republic (MARKIZA TV)	2,199	2,541	5,898	7,002

	$15,326	$8,930	$43,433	$30,002

(1) Restated to reflect the adoption of FIN 46 (R).

IV. Critical Accounting Policies

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

We believe our critical accounting policies are as follows: Program Rights Costs, Valuation of Intangible Assets, Bad Debt Provision and Deferred Tax. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant change in our critical accounting policies for Valuation of Intangible Assets, Bad Debt Provision and Deferred Tax since December 31, 2003.

Program Rights Costs

Program Rights Costs consists of programming acquired from third parties and forms an important component of our station broadcasting schedules. These Program Rights Costs are amortized on a systematic basis over their expected useful lives. We have determined that the life and value of the asset is dependent upon the airing of the program. Feature films are amortized by 90% for the first run and 10% for the second run; all other programming is amortized by 100% on a first showing.

Acquisition and program usage is dependent upon market conditions. We are presently under-going a review of our amortization policy for program costs, including the expected lives assigned to our programs. We are in the process of concluding our review and should any change in policy be appropriate this would take effect from October 1, 2004. An indication of the effects on our consolidated statements of operations were our amortization policy other than 90% for the first run and 10% for the second run is set out below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	(US$ 000's)

	2004	2003	2004	2003

Program Amortization charge

Current policy	$10,502	$5,822	$28,017	$19,984

Alternative policies:

80% on first run, 20% on second run	$10,104	$5,866	$26,654	$20,037

70% on first run, 30% on second run	$9,997	$5,889	$25,968	$20,065

V. Analysis of the Results of Consolidated Operations

V (a) Net Revenues for the three months ended September 30, 2004 compared to three months ended September 30, 2003

	Consolidated Net Revenues
	For the Three Months Ended September 30, (US $000's)
	2004	2003 (1)	Movement
Croatia	$ 3,740	$ -	$ 3,740
Romania	15,297	10,536	4,761
Slovenia	7,576	5,639	1,937
Ukraine	9,930	6,097	3,833
Total Consolidated Net Revenues	$ 36,543	$ 22,272	$ 14,271
(1) Restated to reflect the adoption of FIN 46 (R).

Our consolidated net revenues increased by 64% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to:

•	US$ 3.7 million of net revenues from our Croatian operations as described in "III. Analysis of Segment Results";

•	A 45% increase in the net revenues of our Romanian operations as described in "III. Analysis of Segment Results";

•	A 34% increase in the net revenues of our Slovenian operations as described in “III. Analysis of Segment Results"; and

•	A 63% increase in the net revenues of our Ukrainian operations as described in "III. Analysis of Segment Results".

V (b) Net Revenues for the nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	Consolidated Net Revenues
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003 (1)	Movement
Croatia	$ 3,740	$ -	$ 3,740
Romania	47,269	33,544	13,725
Slovenia	30,984	24,548	6,436
Ukraine	35,284	22,085	13,199
Total Consolidated Net Revenues	$ 117,277	$ 80,177	$ 37,100
(1) Restated to reflect the adoption of FIN 46 (R).

Our consolidated net revenues increased by 46% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to:

•	US$ 3.7 million of net revenues from our Croatian operations as described in "III. Analysis of Segment Results";

•	41% increase in the net revenues of our Romanian operations as described in "III. Analysis of Segment Results";

•	26% increase in the net revenues of our Slovenian operations as described in “III. Analysis of Segment Results"; and

•	60% increase in the net revenues of our Ukrainian operations as described in "III. Analysis of Segment Results".

V (c) Station Operating Costs and Expenses for the three months ended September 30, 2004 compared to three months ended September 30, 2003

	Consolidated Station Operating Costs and Expenses
	For the Three Months Ended September 30, (US $000's)
	2004	2003 (1)	Movement
Croatia	$ 4,140	$ -	$ 4,140
Romania	10,055	8,436	1,619
Slovenia	5,455	4,748	707
Ukraine	8,689	5,253	3,436
Total Consolidated Station Operating Costs and Expenses	$ 28,339	$ 18,437	$ 9,902
(1) Restated to reflect the adoption of FIN 46 (R).

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 54% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to:

•	US$ 4.1 million of station operations costs and expense from our Croatian operations which were acquired on July 16, 2004;

•	A 19% increase in the station operating costs and expenses of our Romanian operations caused primarily by US$ 1.8 million of increased investment in domestic production and increasing costs of acquired programming rights resulting in higher programming amortization following the launch of PRO CINEMA; and

•	A 65% increase in the station operating costs and expenses of our Ukrainian operations. The cost of programming increased by US$ 3.2 million due to increased investment in local programming, which accounts for a growing share of the schedule, and higher program syndication charges as a result of the higher cost of acquired Russian programming.

V (d) Station Operating Costs and Expenses for the nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	Consolidated Station Operating Costs and Expenses
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003 (1)	Movement
Croatia	$ 4,140	$ -	$ 4,140
Romania	30,595	24,757	5,838
Slovenia	17,048	16,271	777
Ukraine	22,326	16,838	5,488
Total Consolidated Station Operating Costs and Expenses	$ 74,109	$ 57,866	$ 16,243
(1) Restated to reflect the adoption of FIN 46 (R).

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 28% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to:

•	US$ 4.1 million of station operations costs and expense from our Croatian operations which were acquired on July 16, 2004;

•	A 24% increase in the station operating costs and expenses of our Romanian operations due primarily to US$ 6.5 million of increased investment in domestic production and increasing costs of acquired programming rights resulting in higher programming amortization following the launch of PRO CINEMA; and

•	A 33% increase in the station operating costs and expenses of our Ukrainian operations. The cost of programming increased by US$ 4.6 million due to increased investment in local programming, which accounts for a growing share of the schedule, and higher program syndication charges as a result of the higher cost of acquired Russian programming.

V (e) Station Selling, General and Administrative Expenses for the three months ended September 30, 2004 compared to three months ended September 30, 2003

	Consolidated Station Selling, General and Administrative Expenses
	For the Three Months Ended September 30, (US $000's)
	2004	2003 (1)	Movement
Croatia	$ 1,811	$ -	$ 1,811
Romania	1,517	516	1,001
Slovenia	1,450	773	677
Ukraine	1,898	1,312	586
Total Consolidated Station Selling, General and Administrative Expenses	$ 6,676	$ 2,601	$ 4,075
(1) Restated to reflect the adoption of FIN 46 (R).

Station selling, general and administrative expenses increased by 157% in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to :

•	US$ 1.8 million of station operations costs and expense from our Croatian operations which were acquired on July 16, 2004;

•	A 194% increase in the station selling, general and administrative expenses of our Romanian operations. In the three months ended September 30, 2003 there was a large reversal of previously provided debts. No such reversal occurred in the three months ended September 30, 2004, consequently the charge for bad debts was US$ 0.9 million higher.;

•	A 88% increase in the station selling, general and administrative expenses of our Slovenian operations partly due to the weaker US dollar. In local currency these costs increased by 76% due primarily to incremental marketing expenditure; and

•	A 45% increase in the station selling, general and administrative expenses of our Ukrainian operations primarily due to increased marketing, withholding tax on higher programming payments, and a bad debt expense compared to a reversal of prior provisions in the three months ended September 30, 2003.

V (f) Station Selling, General and Administrative Expenses for the nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	Consolidated Station Selling, General and Administrative Expenses
	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003 (1)	Movement
Croatia	$ 1,811	$ -	$ 1,811
Romania	4,520	3,708	812
Slovenia	3,298	2,427	871
Ukraine	4,931	3,862	1,069
Total Consolidated Station Selling, General and Administrative Expenses	$ 14,560	$ 9,997	$ 4,563
(1) Restated to reflect the adoption of FIN 46 (R).

Station selling, general and administrative expenses increased by 46% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to :

•	US$ 1.8 million of station selling, general and administrative expenses from our Croatian operations which were acquired on July 16, 2004;

•	A 22% increase in the station selling, general and administrative expenses of our Romanian operations. In the nine months ended September 30, 2003 there was a large reversal of previously provided debts. No such reversal occurred in the nine months ended September 30, 2004, consequently the charge for bad debts was US$ 0.6 million higher.;

•	A 36% increase in the station selling, general and administrative expenses of our Slovenian operations partly due to the weaker US dollar. In local currency terms, station selling, general and administrative expenses increased by 27% due primarily to incremental marketing expenditure; and

•	A 28% increase in the station selling, general and administrative expenses of our Ukrainian operations primarily due to increased marketing, withholding tax on higher programming payments, and increased bad debt expense compared to a reversal of prior provisions in the nine months ended September 30, 2003.

V (g) Consolidated results below operating income/(loss) before corporate expenses for the three months ended September 30, 2004 compared to three months ended September 30, 2003

	For the Three Months Ended September 30, (US $000's)
	2004	2003 (1)	Movement
Corporate operating costs (excluding stock-based compensation)	5,492	5,201	291
Stock-based compensation	2,710	1,719	991
Amortization of intangibles	62	-	62
Equity in income of unconsolidated affiliates	84	(429)	513
Interest income	960	1,044	(84)
Interest expense	(599)	(2,109)	1,510
Foreign currency exchange gain/(loss), net	1,133	(223)	1,356
Other income/(expense)	(159)	836	(995)
Provision for income taxes	(1,120)	(274)	(846)
Minority interest in income of consolidated subsidiaries	(153)	(9)	(144)
Post-tax income from discontinued operations	943	264	679
(1) Restated to reflect the adoption of FIN 46 (R).

Corporate operating costs for the three months ended September 30, 2004 increased by US$ 0.3 million compared to the three months ended September 30, 2003 primarily due to increased salary and related costs as a result of a higher number of corporate staff, performance related bonus provisions and the adverse effect of the US dollar weakening by 11% against the British Pound, the currency in which approximately 55% of corporate expenses are denominated.

Stock-based compensation for the three months ended September 30, 2004 increased by US$ 1.0 million compared to the three months ended September 30, 2003 due primarily to an increase in the charge in respect of options awarded in prior periods which are accounted for under FIN44. This charge is driven by the movement in the price of our stock during the period. In the three months ended September 30, 2004 and 2003 our stock price per share increased by 25% and 14%, respectively. (For further discussion, see Part I, Note 9, “Stock-based Compensation”).

Amortization of intangibles for the three months ended September 30, 2004 was US$ 0.1 million. This represents the charge for the period following the purchase price allocation of our increased investment in our Romanian operations. (For further discussion, see Part I, Note 4, "Acquisitions and Disposals”).

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

Equity in income/(loss) of unconsolidated affiliates for the three months ended September 30, 2004 increased by US$ 0.5 million compared to the three months ended September 30, 2003 as detailed below:

	For the Three Months Ended September 30, (US $000's)
	2004	2003	Movement
Slovak Republic operations	$ 153	$ (457)	$ 610
Romanian operations	(69)	28	(97)
Equity in income/(loss) of unconsolidated affiliates	$ 84	$ (429)	$ 513

Interest income decreased by US$ 0.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily as a result of a higher average cash balance for the three months ended September 30, 2003 compared to the three months ended September 30, 2004.

Interest expense decreased by US$ 1.5 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily as a result of the repayment of all outstanding debt at the corporate level between May and August 2003.

Foreign currency gain/(loss) increased by US$ 1.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily as a result of the impact of the Euro weakening by 2% against the US dollar in the three months ended September 30, 2004. This affected our Euro cash balances as at September 30, 2004.

Other income/(expense) for the three months ended September 30, 2004 decreased by US$ 1.0 million compared to the three months ended September 30, 2003.

Provision for income taxes: Provision for income taxes was US$ 1.1 million for the three months ended September 30, 2004 compared to US$ 0.3 million for the three months ended September 30, 2003 primarily due to our operations having higher taxable profits.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 0.2 million for the three months ended September 30, 2004 compared to US$ 0.0 for the three months ended September 30, 2003.

Post-tax income from discontinued operations: The amounts included in our consolidated income statement in respect of discontinued operations are as follows:

	For the Three Months Ended September 30, (US $000's)
	2004	2003	Movement
Czech Republic:
Discontinued operations	$ 107	$ 264	$ (157)
Tax on discontinued operations	836	-	836
Post-tax income from discontinued operations	$ 943	$ 264	$ 679

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

The revenues and expenses of the Czech operations and the arbitration award income and related legal expenses have therefore all been treated as discontinued operations for the three months ended September 30, 2004. Comparatives for the three months ended September 30, 2003 have been reclassified. For further information, see Part I, Note 12, "Discontinued Operations".

V (h) Consolidated results below operating income/(loss) before corporate expenses for the nine months ended September 30, 2004 compared to nine months ended September 30, 2003

	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003 (1)	Movement
Corporate operating costs (excluding stock-based compensation)	13,463	12,056	1,407
Stock-based compensation	6,963	8,343	1,380
Amortization of intangibles	124	-	124
Equity in income of unconsolidated affiliates	5,283	1,630	3,653
Interest income	3,200	4,328	(1,128)
Interest expense	(1,484)	(14,031)	12,547
Foreign currency exchange loss, net	(789)	(10,556)	9,767
Other expense	(940)	(2,429)	1,489
Provision for income taxes	(8,059)	(3,356)	(4,703)
Minority interest in income of consolidated subsidiaries	(610)	(93)	(517)
Post-tax income from discontinued operations	898	345,545	(344,647)
(1) Restated to reflect the adoption of FIN 46 (R).

Corporate operating costs for the nine months ended September 30, 2004 increased by US$ 1.4 million compared to the nine months ended September 30, 2003 primarily due to increased salary and related costs as a result of a higher number of corporate staff, performance related bonus provisions and the adverse effect of the US dollar weakening by 11% against the British Pound, the currency in which approximately 55% of corporate expenses are denominated.

Stock-based compensation for the nine months ended September 30, 2004 decreased by US$ 1.4 million compared to the nine months ended September 30, 2003 due primarily to a reduction in the charge in respect of options awarded in prior periods which are accounted for under FIN44. This charge is driven by the movement in the price of our stock during the period. In the nine months ended September 30, 2004 and 2003 our stock price per share increased by 122% and 64%, respectively. (For further discussion, see Part I, Note 9, “Stock-based Compensation”).

Amortization of intangibles for the nine months ended September 30, 2004 was US$ 0.1 million. This represents the charge for the period following the purchase price allocation of our increased investment in our Romanian operations. (For further discussion, see Part I, Note 4, "Acquisitions and Disposals”).

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

Equity in income of unconsolidated affiliates for the nine months ended September 30, 2004 increased by US$ 3.7 million compared to the nine months ended September 30, 2003 as detailed below:

	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Slovak Republic operations	$ 4,966	$ 2,255	$ 2,711
Romanian operations	317	3	314
Slovenian operations	-	(628)	628
Equity in income of unconsolidated affiliates	$ 5,283	$ 1,630	$ 3,653

Interest income decreased by US$ 1.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily as a result of a higher average cash balance for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004.

Interest expense decreased by US$ 12.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily as a result of the repayment of all outstanding debt at the corporate level between May and August 2003.

Foreign currency loss decreased by US$ 9.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily as a result of the impact of the Euro strengthening by 9% against the US dollar in the nine months ended September 30, 2003. This affected the Euro denominated portion of our Senior Notes which were retired in August 2003.

Other expense for the nine months ended September 30, 2004 decreased by US$ 1.5 million compared to the nine months ended September 30, 2003 primarily as a result of the repayment of all outstanding debt at the corporate level between May and August 2003.

Provision for income taxes: Provision for income taxes was US$ 8.1 million for the nine months ended September 30, 2004 compared to US$ 3.4 million for the nine months ended September 30, 2003 primarily due to our operations having higher taxable profits.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 0.6 million for the nine months ended September 30, 2004 compared to US$ 0.1 million for the nine months ended September 30, 2003.

Post-tax income from discontinued operations: The amounts included in our consolidated income statement in respect of discontinued operations are as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2004	2003	Movement
Czech Republic:
Discontinued operations	$ 62	$ 345,545	$ (345,483)
Tax on discontinued operations	836	-	836
Post-tax income from discontinued operations	$ 898	$ 345,545	$ (344,647)

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

The revenues and expenses of the Czech operations and the arbitration award income and related legal expenses have therefore all been treated as discontinued operations for the nine months ended September 30, 2004. Comparatives for the nine months ended September 30, 2003 have been reclassified. For further information, see Part I, Note 12, "Discontinued Operations".

V (i) Consolidated balance sheet as at September 30, 2004 compared to December 31, 2003

Following the acquisition of Nova TV and OK in Croatia and with respect to our consolidated balance as at September 30, 2004, our consolidated current assets increased by US$ 10.1 million, our consolidated non-current assets increased by US$ 10.3 million, our consolidated current liabilities increased by US$ 17.1 million (US$ 15.5 million of which is included in accounts payable and accrued liabilities) and our consolidated non-current liabilities increased by US$ 1.8 million. In addition to this we have recorded US$ 28.0 million of goodwill and US$ 6.5 million of deferred consideration (for further information, see Part I, Note 4, "Acquisitions and Disposals" and Part I, Note 5, "Goodwill and Intangible Assets").

Our current income taxes payable have decreased US$ 8.2 million primarily as a result of our US$ 9.0 million payment to the Dutch Tax Authorities in February 2004 (for further information, see Part I, Note 11, "Commitments and Contingencies"). As at September 30, 2004 we have recorded a US$ 5.5 million deferred tax liability as a result of the impact of applying SFAS 109, "Accounting for Income Taxes" to intangibles recognized in the period following our fair value exercise in respect of recent acquisitions.

VI. Liquidity and Capital Resources

Summary

As at September 30, 2004, we had US$ 154.5 million of cash and cash equivalents compared to US$ 192.2 million as at December 31, 2003. The principal reasons for the decrease of US$ 37.7 million are as follows:

•	US$ 16.9 million payments in connection with the 14% increase in our holding of our Romanian operations (for further information, see Item 1, Note 4, "Acquisitions and Disposals");

•	US$ 19.0 million payments in connection with our acquisition of Nova TV in Croatia and a further US$ 9.4 million reclassified to restricted cash for the remaining 25% of the acquisition price (for further information, see Item 1, Note 4, "Acquisitions and Disposals"); and

•	US$ 11.0 million payments to the Dutch Tax Authorities; offset by

•	A US$ 20.3 million receipt on July 14, 2004 pursuant to our sale of CNTS in October 2003 (for further information, see Part I, Note 13, "Other Receivable").

Contractual Cash Obligations

Our future contractual obligations as of September 30, 2004 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$ 15,465	$ 2,223	$ 9,890	$ 3,027	$ 325
Capital Lease Obligations	1,276	424	404	280	168
Operating Leases	5,793	1,372	2,342	1,708	371
Unconditional Purchase Obligations	17,140	16,595	387	134	24
Other Long-Term Obligations	9,276	2,072	4,143	3,061	-
Total Contractual Obligations	$ 48,950	$ 22,686	$ 17,166	$ 8,210	$ 888

At September 30, 2004, we had the following debt:

(1)	Euro 6.5 million (approximately US$ 8.1 million) (December 31, 2003: Euro 8.0 million, approximately US$ 10.0 million) was drawn down on the agreement our Slovenia operations have with Bank Austria Creditanstalt d.d. (“BACA”) and Nova Ljubljanska banka d.d. This secured loan bears a variable interest rate of the European Inter-Banking Official Rate (“EURIBOR”) 6 month rate plus 3.0% (EURIBOR - 6 month as at December 31, 2003 was 3.0%). As at September 30, 2004 a rate of 5.1% applied to this loan.
(2)	A loan of Sk187 million (approximately US$ 5.6 million) (December 31, 2003: Sk187 million, approximately US$ 5.7 million) from our non-consolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate (“BRIBOR”) 3 month rate plus 2.2% (BRIBOR - 3 month as at September 30, 2004 was 3.9%).
(3)	A total of Euro 1.1 million (approximately US$ 1.3 million) was drawn down on three agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These secured loans bear a variable interest rate of the EURIBOR 3 month rate plus 2.5%. As at September 30, 2004 a rate of 4.75% applied to these loans.
(4)	An amount of Euro 0.03 million (approximately US$ 0.03 million) was drawn down on an agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This secured loan bears a fixed interest rate of 7.25%.
(5)	Euro 0.4 million (approximately US$ 0.5 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This secured loan bears a variable interest rate of the EURIBOR 3 month rate plus 3.0%. As at September 30, 2004 a rate of 5.25% applied to this loan.

In addition to the above, STS, our non-consolidated affiliate had the following loan:

(1)	Sk 85 million (approximately US$ 2.6 million) (December 31, 2003: Sk 90 million, US$ 2.7 million) was outstanding on an agreement with Vseobecna uverova banka a.s. This secured loan bears a variable interest rate of the BRIBOR 3 month rate plus 1.7% (BRIBOR - 3 month as at September 30, 2004 was 3.9%).

We had programming rights commitments (included within "Unconditional Purchase Obligations" in the chart above) of US$ 16.8 million in respect of future programming which includes contracts signed with license periods starting after September 30, 2004 (December 31, 2003: US$ 8.2 million).

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities (for further information, see Item I, Note 11, "Commitments and Contingencies").

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

As at September 30, 2004 and December 31, 2003 the operations had the following unsecured balances owing to their respective holding companies which are ultimately owned by us:

	As at September 30, 2004	As at December 31, 2003

Country	(US$ 000’s)

Croatia	$6,311	$-

Romania	37,227	$37,756

Slovak Republic	88	350

Slovenia	1,461	77

Ukraine	14,988	16,243

Total	$60,075	$54,426

During the first nine months of 2004 our continuing consolidated operating stations generated cash of US$ 12.7 million (2003: US$ 17.3 million) prior to making investments in associated companies, borrowing or repayment of third party overdraft or debt, or payments to corporate in excess of current year recharges. STS, our equity accounted affiliate, generated cash of US$ 7.5 million in the first nine months of 2004 (2003: US$ 6.6 million).

Cash Outlook

Our future cash needs, over and above working capital requirements, will depend on our overall financial performance and our future acquisition and development decisions.

On July 16, 2004, we acquired 100% of Nova TV and OK in Croatia. The purchase price is currently estimated to be Euro 20.8 million (approximately US$ 25.3 million), payable in three installments. 75% of the estimated amount was paid at closing. An additional 10% will be paid following a calculation of the definitive purchase price on the basis of a post-completion audit. The remaining 15% of the definitive purchase price will be held back for a one-year period to cover undisclosed liabilities. The estimated purchase price reflects an adjustment for the negative working capital position of the business at the time of its acquisition. We plan to cover this deficit through inter-company financing in the near term. This acquisition and any additional funding can be met from our existing cash resources.

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million. The first installment of US$ 7.5 million was received on October 8, 2003, the second US$ 7.5 million installment was received on October 23, 2003, the third installment of US$ 20.3 million was received on July 14, 2004. The remainder of the purchase price of US$ 18.2 million plus all accrued interest is due to be settled on or before July 15, 2005 (for further information, see Item I, Note 13, "Other Receivable").

After extensive discussions with both management and outside advisors during 2003, our Board agreed a strategic plan focusing on expansion through acquisition of additional shares in our existing stations and of appropriate additional businesses in new markets.

We are currently in active discussions in several Central and Eastern European markets that may result in the acquisition of one or more significant businesses. Such an acquisition would likely require funding beyond our current available resources. This could be achieved through funds raised in one or more public or private offerings of debt or equity related securities.

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

Interest Rate Risk Management

As at September 30, 2004 we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR and BRIBOR. A significant rise in the base rate of either would not have an adverse effect on our business and results of operations. As at September 30, 2004 we had one tranche of debt which was maintained with a fixed interest rate.

Interest Rate Table as at September 30, 2004

Expected Maturity Dates	2004	2005	2006	2007	Thereafter

Total Debt in Euros 000's

Fixed Rate	-	-	-	25	-

Average Interest Rate	-	-	-	7.25%	-

Variable Rate	-	-	403	-	7,461

Average Interest Rate	-	-	5.12%	-	5.04%

Total Debt in Sk 000's

Fixed Rate	-	-	-	-	-

Average Interest Rate	-	-	-	-	-

Variable Rate	-	187,000	-	-	-

Average Interest Rate	-	6.11%	-	-	-

Variable Interest Rate Sensitivity as at September 30, 2004

			Yearly interest charge if interest rates increase by: (US$ 000's)

Value of Debt as at September 30, 2004 (US$ 000's)	Interest Rate as at September 30, 2004	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

9,679 (Euro 7.8 million)	4.75%-5.25%	$488	$585	$682	$779	$875	$972

5,755 (Sk 187 million)	6.11%	352	409	467	524	582	639

Total		$840	$994	$1,149	$1,303	$1,457	$1,611

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

There were no changes in our internal controls over financial reporting that occurred in the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We present below a summary of our significant proceedings by country.

UKRAINE

In our Form 10-K filed with the SEC for the year ended December 31, 2003 as amended by our Form 10-K/A filed with the SEC on March 12, 2004, we reported that AITI, a television station in Ukraine, commenced a second court action in Ukraine against the Ukraine Media Council challenging certain aspects of the granting to Studio 1+1 its television broadcast license in Ukraine. Studio 1+1 was involved in this litigation as a third party acting together with the Ukraine Media Council. On July 1, 2004 the Supreme Court of Ukraine, the final court of appeal in Ukraine, dismissed AITI's new claim, thereby concluding this court action in favor of the Ukraine Media Council and Studio 1+1. AITI commenced an additional action seeking to establish a basis for challenging the award of the new nine hour license to STUDIO 1+1 on July 21, 2004. At the hearing on September 21, 2004 this claim was dismissed by the Economic Court of Kyiv. AITI appealed to the Court of Appeal who also found in favor of the Ukraine Media Council and Studio 1+1 on Nevember 1, 2004. This is subject to further appeal which must be lodged within 30 days. Studio 1+1 has received no notification of any such appeal. We believe that the claim brought by AITI is groundless and will assist in the pursuit of the defense of this matter vigorously. If the decision in the Ukraine court system is ultimately unfavorable, AITI would then be obliged to commence a further action seeking to cancel the tender process under which STUDIO 1+1 was awarded the 9-hour license.

SLOVENIA

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay approximately SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. MMTV has filed an appeal against the judgment. We believe Mrs. Meglic’s claim is without merit and will continue to defend the claim vigorously. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at September 30, 2004.

GENERAL

We are, from time to time, party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Item 6. Exhibits.

a) The following exhibits are attached:

10.52	Pro TV SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd

10.53	MPI SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd

10.54	Employee Stock Option Form (a management contract)

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated November 4, 2004

31.02	s.302 Sarbanes-Oxley Certification - CFO, dated November 4, 2004

32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated November 4, 2004 (furnished only)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2004	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: November 4, 2004	/s/ Wallace Macmillan
Wallace Macmillan
Vice President - Finance
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.52	Pro TV SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd

10.53	MPI SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd

10.54	Employee Stock Option Form (a management contract)

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated November 4, 2004

31.02	s.302 Sarbanes-Oxley Certification - CFO, dated November 4, 2004

32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated November 4, 2004 (furnished only)

