Form 10-K
period 2004-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2005-03-15
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)
Clarendon House, Church Street, Hamilton	HM CX Bermuda
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (based on the closing sale price of $22.63 of the Registrant's Common Stock, as reported by the Nasdaq Exchange on such date) was approximately US$ 460 million

Number of shares of Class A Common Stock outstanding as of February 18, 2005 : 21,049,400
Number of shares of Class B Common Stock outstanding as of February 18, 2005 : 7,334,736

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on June 2, 2005	Part III

PART I

ITEM 1. BUSINESS

Forward-looking Statements

This report contains forward-looking statements, including statements regarding the purchase price and the expected dates of completion of the acquisitions of the TV Nova (Czech Republic) Group and the minority interest of Peter Krsak, the purchase price of our call option in connection with the acquisition of the TV Nova (Czech Republic) Group, the expected impact of the acquisition on our financial results, our ability to arrange permanent financing for the acquisition of the TV Nova (Czech Republic) Group or of the exercise price of our call option, our ability to complete the acquisition of the TV Nova (Czech Republic) Group and our acquisition of the minority interest of Mr. Krsak, our ability to integrate the TV Nova (Czech Republic) Group into our operations, the effect of additional investment in Croatia, the future economic conditions in our markets, future investments in television broadcast operations and the financing thereof, the growth potential of advertising spending in our markets, and business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the receipt of necessary regulatory approvals, our ability to comply with the conditions set forth in a bridge loan to finance the TV Nova (Czech Republic) Acquisition, our obligation to complete the TV Nova (Czech Republic) Acquisition in the absence of financing, our ability to negotiate permanent financing, the rate of development of advertising markets in countries where we operate, general market and economic conditions in these countries as well as in the United States and Western Europe, the renewals of broadcasting licenses, the ability to acquire programming and the ability to attract audiences, the general regulatory environments where we operate and application of relevant laws and regulations.

GENERAL

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and channels in Central and Eastern Europe. At present, we have operations in Croatia, Romania, the Slovak Republic, Slovenia and Ukraine.

Our registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and our telephone number is 441-296-1431. Communications can also be sent c/o CME Development Corporation at 8th Floor, Aldwych House, 71-91 Aldwych, London, WC2B 4HN, United Kingdom, telephone number +44-20-7430-5430.

We make available, free of charge, on our website at http://www.cetv-net.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates. All references to 'US$' or 'dollars' are to U.S. dollars, all references to 'HRK' are to Croatian kuna, all references to 'ROL' are to Romanian lei, all references to 'SIT' are to Slovenian tolars, all references to 'Sk' are to Slovak korunas, all references to 'Hrn' are to Ukrainian hryvna, all references to 'Euro' are to the European Union Euro, all references to 'GBP' are to British Pounds and all references to 'CZK' are to Czech korunas. The exchange rates as of December 31, 2004 used in this report are 5.64 HRK/US$; 29,067 ROL/US$; 176.24 SIT/US$; 28.50 Sk/US$; 5.31 Hrn/US$; 0.74 Euro/US$; 0.52 GBP/US$ and 22.33 CZK/US$.

CORPORATE STRUCTURE

Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market in which we operate, we have ownership interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. We generate revenues primarily through our operating companies which acquire programming for broadcast by the corresponding license holding company and enter into agreements with advertisers and advertising agencies on behalf of the license company. In Romania and Ukraine, the license company also acts as an operating company. Our share of profits in the operating companies corresponds with our voting interest other than in the Slovak Republic and Ukraine, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled “Simplified Corporate Structure - Continuing Operations”.

Key Subsidiaries and Affiliates as at December 31, 2004	Ownership Interest	Share of Profits	Accounting Treatment	TV Channel

Continuing Operations

Croatia
Operating Company:
Operativna Kompanija d.o.o. (OK)	100%	100%	Consolidated Subsidiary

License Company:
Nova TV d.d. (Nova TV Croatia)	100%	100%	Consolidated Subsidiary	NOVA TV (Croatia)

Romania
Operating Companies:
Media Pro International S.A. (MPI)	80%	80%	Consolidated Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Consolidated Subsidiary

License Companies:
Pro TV S.A. (Pro TV)	80%	80%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL
Radio Pro S.R.L. - formerly Media Pro S.R.L. (Radio Pro)	20%	20%	Equity Accounted Affiliate	PRO FM (radio) and INFOPRO (radio)

Slovenia
Operating Company:
Produkcija Plus d.o.o. (Pro Plus)	96.85%	96.85%	Consolidated Subsidiary

License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Consolidated Subsidiary	POP TV

Kanal A d.o.o. (Kanal A)	96.85%	96.85%	Consolidated Subsidiary	KANAL A

Slovak Republic
Operating Company:
Slovenska Televizna Spolocnost s.r.o. (STS)	49%	70%	Equity Accounted Affiliate

License Company:
Markiza-Slovakia, spol. s.r.o. (Markiza)	34%	0.1%	Equity Accounted Affiliate	MARKIZA TV

Ukraine
Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Consolidated Subsidiary

International Media Services Ltd. (IMS)	60%	60%	Consolidated Subsidiary

Enterprise "Inter-Media" (Inter-Media)	60%	60%	Consolidated Subsidiary

License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	60%	Consolidated Variable Interest Entity	STUDIO 1+1

OPERATING ENVIRONMENT

Market and Audience Share

Our television channels reach an aggregate of approximately 77 million people in five countries. Our channel in the Slovak Republic and our primary channel in Slovenia had the largest nationwide audience shares for 2004. In Romania and Ukraine our primary national channels were ranked second in terms of audience share for 2004 in competitive markets. Our newest channel in Croatia was ranked fourth in audience share.

The ratings of our channels in the markets in which they broadcast are reflected below.

Country	Channels	Launch Date	Technical Reach (1)	2004 Audience Share (2)	Market Rank (2)
Croatia	NOVA TV (Croatia)	July 2004 (3)	80%	14.3%	4
Romania	PRO TV	December 1995	72%	15.8%	2
	ACASA	February 1998	58%	7.4%	4
	PRO CINEMA	April 2004	40%	0.6%	12
Slovak Republic	MARKIZA TV	August 1996	97%	39.8%	1
Slovenia	POP TV	December 1995	87%	27.6%	1
	KANAL A	October 2000 (4)	81%	8.3%	3
Ukraine	STUDIO 1+1	January 1997	95%	21.2%	2

(1)
“Technical Reach” is a measurement of the percentage of a country’s population who are able to receive the signals of the indicated channels. Source: Internal estimates supplied by each country's operations. Each of our stations in the relevant country has estimated its own technical reach based on the location, power and frequency of each of its transmitters and the local population density and geography around that transmitter. The technical reach calculation is separate from the independent third party measurement that determines audience shares.

(2)
Nationwide all-day audience share and rank (except for Ukraine, for which all-day audience share and rank within coverage area is shown). Source: Romania: Peoplemeters Taylor Nelson Sofres, Slovak Republic: Visio / MVK, Slovenia: Peoplemeters AGB Media Services, Ukraine: Peoplemeters GFK USM, Croatia: Peoplemeters AGB Media Services. There are four stations ranked in Croatia, twenty three in Romania, six in the Slovak Republic, four in Slovenia, and six significant stations ranked in Ukraine.

(3)	We acquired Nova TV (Croatia), originally launched in 2000, in July 2004.

(4)	We re-launched Kanal A, originally launched in 1991, in October 2000 following our acquisition of it from a competitor.

The following table shows the population, technical reach, number of television households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where we conduct broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	Television Households (in millions) (3)	Per Capita GDP 2003 (1)	Cable Penetration (3)
Croatia	4.3	3.4	1.5	US$ 6,459	17%
Romania	21.2	15.8	6.6	US$ 2,688	58%
Slovak Republic	5.4	5.3	2.0	US$ 6,044	38%
Slovenia	2.0	1.9	0.6	US$ 13,710	56%
Ukraine	47.6	47.1	17.1	US$ 1,040	23%
Total	80.5	73.5	27.8
(1)	Source: Global Insight Country Analysis (2003 data).

(2)
Source: Internal estimates supplied by each country's operations. Each of our operations in the relevant country has estimated its own technical reach based on the location, power and frequency of each of its transmitters and the local population density and geography around that transmitter. The technical reach is separate from the independent third party measurement that determines viewing shares.

(3)
Source: EUTelSat.org Cable & Satellite Television Market: 2004 (2004 data). A Television Household is a residential dwelling with one or more television sets. Cable Penetration refers to the percentage of Television Households that subscribe to television services via cable channels.

Regulation

In our Annual Report on Form 10-K, we refer to broadcasting regulatory authorities or agencies in our operating countries as “The Media Council”. These authorities or bodies are as follows:

Croatia - Electronic Media Council
Romania - National Audio-Visual Council
Slovak Republic - Council of the Slovak Republic for Broadcasting and Television Transmission
Slovenia - Post and Electronic Communications Agency of the Republic of Slovenia
Ukraine - National Council for Television and Radio Broadcasting

Media Councils generally supervise broadcasters and their compliance with national broadcasting legislation. On accession to the European Union (the "EU") of any Central or Eastern European country in which we operate, our broadcast operations in such country become subject to EU legislation, including programming content regulations. Slovenia and the Slovak Republic acceded to the EU on May 1, 2004.

The EU Television Without Frontiers directive (the "EU Directive") sets out the legal framework for television broadcasting in the EU, which among other things, requires broadcasters, where "practicable and by appropriate means," to reserve a majority of their broadcast time for "European works." Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. In addition, the EU Directive requires that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising, including direct sales advertising. The adoption by Croatia and by Romania of media legislation for privately owned broadcasters that is substantially in compliance with the EU Directive has had no material adverse effect on our operations.

License Renewal

Regulatory bodies in each country in which we operate control access to the available frequencies through licensing regimes. Management believes that the licenses for our television license companies will be renewed prior to expiry. In Romania, the Slovak Republic, Slovenia and Ukraine local regulations contain a qualified presumption for extensions of broadcast licenses according to which a license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime. To date, all expiring licenses have been renewed in the ordinary course of business; however, there can be no assurance that licenses will continue to be renewed upon expiration of their current terms. The failure of any such license to be renewed could adversely affect the results of our operations.

The licenses to operate our terrestrial broadcast operations are effective for the following periods:

Croatia	The license of Nova TV (Croatia) expires in April 2010.
Romania	Licenses expire on dates ranging from May 2005 to November 2013.
Slovak Republic	The license of Markiza in the Slovak Republic expires in September 2007.
Slovenia	The licenses of both our channels in Slovenia expire in August 2012.
Ukraine	The 15-hour license of Studio 1+1 expires in December 2006. The license to broadcast for the remaining nine hours in off prime expires in August 2014.

In Romania a license renewal application is filed with the Media Council two weeks prior to the expiration. We have received renewals of licenses in Romania for all applications filed through March 1, 2005.

EXPECTED ACQUISITIONS

Acquisition of TV Nova (Czech Republic) Group and the Krsak Interest

On December 13, 2004, we entered into a Framework Agreement (the “Framework Agreement”) with PPF (Cyprus) Ltd. (“PPF”) to acquire 85% of PPF’s ownership interest in the TV Nova (Czech Republic) group, which owns and operates the TV NOVA (Czech Republic) channel in the Czech Republic (the “TV Nova (Czech Republic) Acquisition”).

The principal companies of the TV Nova (Czech Republic) group are CP 2000, a.s. (“CP 2000”), Mag Media 99 a.s. (“Mag Media”), Vilja a.s. (“Vilja”) and CET 21 s.r.o. (“CET 21”) (collectively the "TV Nova (Czech Republic) Group"). PPF owns 100% of Vilja and CP 2000; CP 2000 owns 100% of Mag Media. Vilja owns 52.075% of CET 21. We expect the closing of the TV Nova (Czech Republic) Acquisition to occur during the second quarter of 2005. See “Risk Factors” and “Operations by Country, Expected Acquisitions” in Part I, Item 1.

On February 24, 2005, we entered into an Agreement on Settlement of Disputes and Transfer of Ownership Interest (the “Krsak Agreement”) with Peter Krsak, by which we will acquire Mr. Krsak’s entire minority ownership interest in CET 21 (the “Krsak Interest”). CET 21 holds the national terrestrial broadcast license for the TV NOVA (Czech Republic) channel in the Czech Republic. Following the transfer of Mr. Krsak’s ownership interest, we will have a direct ownership interest of 16.67% of CET 21 in addition to the ownership interest in CET 21 held indirectly through Vilja. We expect the transfer of the Krsak Interest to us to occur during the third quarter of 2005. See “Risk Factors” and “Operations by Country, Expected Acquisitions” in Part I, Item 1 and "Legal Proceedings, Expected Acquisitions " in Part I, Item 3.

The aggregate purchase price for the TV Nova (Czech Republic) Acquisition and the Krsak Interest is estimated to be approximately US$ 642 million, consisting of US$ 529 million in cash and the issuance of 3.5 million shares of our Class A Common Stock to PPF. The purchase price of the TV Nova (Czech Republic) Acquisition is subject to adjustments for changes in the debt and working capital levels of the TV Nova (Czech Republic) Group between the signing date and the closing date of the TV Nova (Czech Republic) Acquisition. See “Risk Factors” and “Operations by Country, Expected Acquisitions” in Part I, Item 1.

Following the completion of the TV Nova (Czech Republic) Acquisition and the transfer of Mr. Krsak’s interest in CET 21 to us pursuant to the Krsak Agreement, we will have an attributable interest of at least 85% in the economics of the TV Nova (Czech Republic) business.

We have a call right on the remaining 15% interest in the TV Nova (Czech Republic) Group held by PPF that is exercisable at any time after the closing date of the TV Nova (Czech Republic) Acquisition. The call price is capped and will not exceed 25% of the adjusted purchase price for the TV Nova (Czech Republic) Acquisition, subject to certain adjustments and other terms (“PPF Call”). We estimate that the exercise price for the PPF Call will be approximately US$ 200 million. PPF has a right to put to us its 15% interest in the TV Nova (Czech Republic) Group, exercisable from the first anniversary of the closing date of the TV Nova (Czech Republic) Acquisition for an exercise price that is the lesser of (i) 15% of the independently appraised value of the TV Nova (Czech Republic) business at the time of the exercise of the put and (ii) 15% of the adjusted purchase price of the TV Nova (Czech Republic) Acquisition, subject to certain adjustments and other terms.

The closing of the TV Nova (Czech Republic) Acquisition is subject to the satisfaction of a number of conditions, including receipt of an approval from the Office for the Protection of Economic Competition of the Czech Republic. We have received this approval with effect from February 3, 2005. In the event the conditions to the completion of the TV Nova (Czech Republic) Acquisition are not satisfied by October 1, 2005 or waived, the Framework Agreement will terminate. Both we and PPF are subject to a payment of a fee of US$ 25.0 million if either side fails to satisfy the conditions to closing set out in the Framework Agreement.

The Krsak Agreement is subject to a number of conditions, including the consent of the Council of the Czech Republic for Radio and Television Broadcasting and the consent of the general meeting of CET 21 to the transfer of Mr. Krsak’s interest to us and the withdrawal of all outstanding legal proceedings by Mr. Krsak relating to the TV Nova (Czech Republic) business. In addition, a failure by one of the parties to fulfill conditions set out in the Krsak Agreement may result in penalty payments being assessed against such party or may allow the other party to terminate the Agreement. In addition, the failure to obtain third-party consents within prescribed time limits may result in the termination of the Krsak Agreement.

RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Forward-looking Statements" in Part I, Item 1. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

Risks Relating to our Operations

We have a history of net operating losses and our operations may not be profitable in the future

The year ended December 31, 2004 is the first year in which we have recorded a net income from continuing operations. In preceding years since our incorporation, we have recorded net operating losses from continuing operations. As of December 31, 2004, we had an accumulated deficit of US$ 87.5 million (2003: US$ 106.0 million).

Our future ability to continue to generate operating profits and net income will depend on a number of factors, including our ability to generate advertising revenues, which is affected by our ability to attract and maintain audiences, to develop additional revenue streams and to control costs in all areas of our operations. Although we intend to continue to invest in the acquisition of new channels and the further development of thematic channels, we cannot assure you that such investments will be successful or that we will not incur significant losses in the future.

Our ability to generate operating profits and net income from our operations is also affected by a number of external factors over which we have no control, such as the level of economic growth, general economic conditions and consumer and advertising spending in our markets.

Our related party transactions may involve risks of conflicts of interest and delayed payments resulting in the conclusion of transactions on less favorable terms than could be obtained in arms length transactions and the risk of a negative impact on cashflow

In Romania, the Slovak Republic and Ukraine, the local shareholders of our television operating companies are individuals with other business interests in those countries, including interests in media related companies. In Romania and Slovenia our general directors are also shareholders in our companies. Our local operating companies enter into transactions with parties related to our local shareholders and general directors, including barter transactions. We also have one loan outstanding to one of our local shareholders which was negotiated on arms length terms. Some or all of these transactions may present conflicts of interest that may in turn result in the conclusion of transactions on terms that are not arms length.

In addition, some related party receivables have been collected more slowly than unrelated third party receivables which has resulted in slower cashflow to our operating companies to the detriment of our shareholders.

It is likely that our subsidiaries will continue to enter into related party transactions in the future. As a result, there is a continuing risk that related party transactions will have a negative impact on cashflows.

We may not be able to prevent our general directors from entering into transactions that are outside their authority and not in the best interests of shareholders

The general directors of our operating companies have significant management authority on a local level, subject to the overall supervision by the corresponding company board of directors. In the past, our internal controls have detected transactions that have been concluded by a general director acting outside his authority. Internal controls are not able to prevent a general director from acting outside his authority, particularly if a related party relationship remains undisclosed to us. There is therefore a risk that a general director may act outside his authority and that our operating companies will enter into transactions that are not duly authorized. Unauthorized transactions may not be in the best interests of our shareholders and may have an adverse impact on our results of operations.

We do not have management control of our affiliates in the Slovak Republic or in Ukraine

We own certain of our operations through subsidiaries and affiliates jointly with various strategic partners. We have management control over the subsidiaries in which we have a majority interest. However, in the license holding company for the Studio 1+1 Group in Ukraine, in which we hold only an indirect 18% ownership interest, and in the Slovak Republic license holding and operating companies, in which we exercise only a 34% and 49% ownership interest, respectively, we do not have an ownership interest that is sufficient to allow us to assert management control and affirmatively direct the operations, strategies and financial decisions of those companies. Therefore, without the consent of the relevant partners, we may be unable to cause these companies to distribute funds, to implement strategies or to make programming decisions that we might favor.

We may be unable to obtain financing for the TV Nova (Czech Republic) Acquisition

We intend to finance the TV Nova (Czech Republic) Acquisition through a combination of cash from our operations and from third party financing. While we have secured a commitment from a consortium of investment banks to provide secured bridge financing of approximately US$ 450 million and a commitment to provide a secured revolving credit facility of Euro 37.5 million (approximately US$ 50.7 million), these commitments are subject to various conditions and contingencies. If such conditions are not satisfied or if such contingencies were to occur, we may not obtain the financing required to close the TV Nova (Czech Republic) Acquisition.

Our obligation to complete the TV Nova (Czech Republic) Acquisition is not contingent on our receipt of financing. In the event we do not close this financing and fail to complete the TV Nova (Czech Republic) Acquisition, we face a penalty of US$ 25.0 million under the terms of the Framework Agreement.

We may be unable to obtain permanent financing for the TV Nova (Czech Republic) Acquisition or the PPF Call

In the event we are unable to obtain permanent financing in the public or private debt or equity markets to replace the bridge financing commitment for the TV Nova (Czech Republic) Acquisition and we are therefore required to make an initial drawdown on the bridge financing, within six months of such initial drawdown, our interest payment obligation in respect of such bridge financing will increase by 50 basis points at such date and subsequently by 50 basis points at the end of each three-month period thereafter until the initial maturity date, which is the earlier of (a) one year from the initial drawdown and (b) July 31, 2006. At the initial maturity date, we are entitled to extend the bridge facility for an additional period of six years if we are not in default of any of the conditions required to roll over loans extended under such bridge financing. Quarterly interest payments will initially be made at the rate payable at the initial loan maturity date but will increase by 50 basis points for each three-month period thereafter, up to an agreed maximum.

If we exercise the PPF Call, we intend to finance the acquisition of the remaining 15% ownership interest of PPF in the TV Nova (Czech Republic) through financing in the public or private debt or equity markets. We may not obtain the financing required to complete the PPF Call.

Our increased debt service obligations following the TV Nova (Czech Republic) Acquisition and the exercise of PPF Call may adversely affect our business

Following the consummation of the TV Nova (Czech Republic) Acquisition, our leverage will be significantly increased, we will have significant debt service obligations and we will be restricted in the manner in which our business is conducted. We anticipate that our high leverage will continue for the foreseeable future. Our high leverage could have important consequences to our business and results of operations, including but not limited to the following: our vulnerability to a downturn in our business or economic and industry conditions will increase; our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements will be limited; we may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage; a substantial portion of our cash flow from operations will have to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow will not be available to fund our operations, capital expenditures or other corporate purposes; and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate will be limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Our cash flow and capital resources may not be sufficient for future debt service obligations following the TV Nova (Czech Republic) Acquisition and the PPF Call

Our ability to make debt service payments under any debt financing undertaken in connection with the TV Nova (Czech Republic) Acquisition and, if exercised, the PPF Call depends on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors. If our cash flow and capital resources are insufficient to fund our debt service obligations, we would face substantial liquidity problems and we may be obliged to reduce or delay capital or other material expenditures at our stations, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

Our holding company structure may limit our access to cash flow

We are a holding company and we conduct our operations through certain subsidiaries and affiliates. The primary internal source of our cash to fund our operating expenses as well as service our existing and future debt depends on debt repayments from our subsidiaries, the earnings of our operating subsidiaries and earnings generated from our equity interest in certain of our affiliates and distributions of such earnings to us. Substantially all of our assets consist of shares in and loans to our subsidiaries. We currently rely on the repayment of inter-company indebtedness and the declaration of dividends to receive distributions of cash from our operating subsidiaries and affiliates. The distribution of dividends is generally subject to conformity with requirements of local law, including the funding of a reserve account, and, in certain instances, the affirmative vote of our partners. If any of our operating subsidiaries or affiliates are unable to distribute to us funds to which we are entitled, we may be unable to cover our operating expenses. Such inability would have a material adverse effect on our results of operations.

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment. Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate. If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to unanticipated competitive pressures or other unanticipated developments, we may need to obtain additional financing. Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements. Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock. In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the bridge financing for the TV Nova (Czech Republic) Acquisition or any subsequent permanent financing undertaken in connection with the bridge financing or with the possible exercise of the PPF Call. Furthermore, such financings may not be available on acceptable terms or we may be prohibited from obtaining such financings as a result of restrictions associated with our indebtedness.

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the US dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. Furthermore, our functional currency in Romania and Ukraine is the US dollar. In the event Romania accedes to the EU, our functional currency will no longer be the US dollar. In addition, any indebtedness incurred in respect of the TV Nova (Czech Republic) Acquisition or, if exercised, the PPF Call may be denominated in a currency other than the US dollar. Changes in exchange rates may have an adverse effect on our reported results of operations and financial condition.

For a detailed analysis of our exposure to exchange rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

Risks Relating to Our Operating Environment

Our business is subject to significant changes in technology that could adversely affect our business

The television broadcasting industry may be affected by rapid changes in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analogue terrestrial broadcasting, such as digital broadcasting, cable and satellite distribution systems, could adversely affect our businesses. Television broadcasting markets may face further competition from, and could be required to expend substantial financial and managerial resources on, the implementation of new broadcasting technologies. Countries in which we have operations have plans to migrate from analogue terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans with differing time frames and regulatory regimes. The specific timing in any country is not fully known and we cannot predict the effect of such migration on our existing operations or predict our ability to receive any additional rights to broadcast if such additional rights should be required under any relevant regulatory regime. If such developments occur earlier than we expect, we may be required to commit substantial financial and other resources to the implementation of new technologies. We may be required to make substantial additional capital investment in order to implement digital terrestrial broadcasting and the use of alternative distribution systems may require us to acquire additional distribution and content rights. In light of our increased leverage position following the TV Nova (Czech Republic) Acquisition and, if exercised, the PPF Call, we may not have, or not have access to, resources sufficient to make such investments.

Our broadcasting licenses may not be renewed and may be subject to revocation

We require broadcasting and, in some cases, distribution licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. Our current broadcasting licenses expire at various times between 2005 and 2014. In the event we complete the TV Nova (Czech Republic) Acquisition, the broadcasting license for the TV NOVA (Czech Republic) channel expires in 2017. We cannot guarantee that our current licenses, the TV NOVA (Czech Republic) license or other authorizations will be renewed or that they will not be subject to revocation. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations may result in such licenses or other authorizations not being renewed or otherwise terminated. Furthermore, no assurances can be given that new licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of broadcasting licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our operations.

Our operating results are dependent on the sale of commercial advertising time in developing markets.

Our business relies on advertising revenues, which depend partly upon prevailing general economic conditions. Furthermore, increases in advertising spending have generally corresponded to economic recoveries, while decreases have generally corresponded to general economic downturns and recessions. Advertising spending or advertising spending growth in our markets has declined in our markets in the past and may decline in the future in connection with adverse economic conditions generally or recessions. Global and local downturns in the general economic environment may cause our customers to reduce the amounts they spend on television advertising which could result in a decrease in demand for our advertising airtime. This would adversely affect our results of operations and cash flow.

Our operating results are dependent on the importance of television as an advertising medium.

We generate almost all of our revenues from the sale of advertising airtime on television channels in our markets. In the advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurances that the television advertising market will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media could have an adverse effect on our maintaining and developing our advertising revenues and, as a result, on our results of operations and cash flows.

Our advertising revenues depend on our stations’ technical reach, the pricing of advertising time, television viewing levels, changes in audience preferences, shifts in population and other demographics, technological developments relating to media and broadcasting, competition from other broadcasters and other media operators, and seasonal trends in the advertising market in the countries in which we operate. There can be no assurance that we will be able to continue to respond successfully to such developments. Any decline in the appeal of television generally or of our channels specifically, whether as a result of the growth in popularity of other forms of media or a decline in the attractiveness of television as an advertising medium, could have a material adverse effect on our results of operations and cash flows.

Risks Relating to the Markets in which We Operate

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business

Our revenue generating operations are located in Central and Eastern Europe, namely Croatia, Romania, the Slovak Republic, Slovenia and Ukraine. These markets have economic, legal and tax systems, standards of corporate governance, business practices and political systems that continue to develop. Government policies could be altered significantly, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting economic, political or social life. Legal and regulatory systems could be subject to political pressures. These markets present different risks from those posed by investments in developed markets, including potential instability, legal and economic risks, potential political influence on media, inconsistent application of tax and legal regulations, and other general business risks. Emerging economies such as the economies of Romania and Ukraine are subject to rapid change and information set out here may become outdated relatively quickly. In addition, we operate in most of our markets with local shareholders, which presents a potential for biased treatment of us by local regulators or before the local courts in the event of disputes with our local shareholders. Ultimately this could lead to loss of our business operations, as occurred in the Czech Republic in 1999.

Enforcement of civil liabilities and judgments may be difficult

Central European Media Enterprises Ltd. is a Bermuda company, and substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States of America. Investors outside the United States of America may be unable to enforce judgments against us obtained in the United States in any civil actions, including actions predicated upon the civil liability provisions of the United States of America federal and state securities laws. In addition, certain of our directors and officers are non-residents of the United States of America, and all or a substantial portion of the assets of such persons are or may be located outside the United States of America. As a result, investors may be unable to effect service of process within the United States of America upon such persons, or to enforce against them judgments obtained in the United States of America courts, including judgments predicated upon the civil liability provisions of the United States of America federal and state securities laws. There is uncertainty as to whether the courts of the countries in which we operate would enforce (i) judgments of United States of America courts obtained against us or such persons predicated upon the civil liability provisions of the United States of America federal and state securities laws or (ii) in original actions brought in such countries, as applicable, liabilities against us or such persons predicated upon the United States of America federal and state securities laws. A final and conclusive judgment in federal or state courts of the United States of America under which a sum of money is payable (not being a sum payable in respect of taxes or other charges of a like nature or in respect of a fine or other penalty or multiple damages) may be subject to enforcement proceedings as a debt in the Supreme Court of Bermuda under the common law doctrine of obligation. Among other things, a claimant must demonstrate that the court which gave the judgment was competent to hear the action in accordance with private law principles as applied in Bermuda and that the judgment is not contrary to public policy in Bermuda, has not been obtained by fraud or in proceedings contrary to natural justice and was not based on error under Bermuda law.

Risks Relating to the TV Nova (Czech Republic) Acquisition and the Krsak Agreement

The ownership interest of Vilja in CET 21 has been challenged

Under the Framework Agreement we are to acquire an indirect 85% ownership interest in Vilja. However, Vilja has not been registered with the Commercial Registry of the Czech Republic as the owner of 52.075% of CET 21, the company holding the broadcasting license for the TV NOVA (Czech Republic) channel. Mr. Krsak, a shareholder in CET 21, has initiated a number of claims in respect of the ownership of CET 21, including a claim contesting the manner in which Vilja acquired its initial ownership interest in CET 21 and a claim contesting the manner in which Vilja increased its ownership interest in CET 21 following a capital redistribution. In the event Mr. Krsak prevails in his claims regarding the ownership of CET 21, he may under certain circumstances be able to increase his ownership interest in CET 21 to approximately 42%. See “Legal Proceedings, Expected Acquisitions” in Part I, Item 3. If Mr. Krsak is able to obtained such a shareholding, he would have the right to veto amendments to the memorandum of association, changes to the capital structure and decisions regarding merger and liquidation. On February 24, 2005 we entered into the Krsak Agreement by which, subject to satisfaction by both parties of a number of conditions precedent, we will acquire Mr. Krsak's entire ownership interest to CET 21 and he will withdraw all outstanding claims, including the ownership claims referred to above.

We may not be able to complete the acquisition of the entire minority interest of Peter Krsak in CET 21

The Krsak Agreement is subject to a number of conditions, including the consent of the Council of the Czech Republic for Radio and Television Broadcasting and the consent of the general meeting of CET 21 to the transfer of his interest to us and the withdrawal of all claims by Mr. Krsak relating to the TV Nova (Czech Republic) business. A failure by one of the parties to fulfill conditions set out in the Krsak Agreement may result in penalty payments being assessed against such party or may allow the other party to terminate the Agreement. The failure to obtain certain consents within prescribed time limits may result in the termination of the Krsak Agreement.

We may not be able to enforce in a timely manner our indemnification rights under the Framework Agreement

Under the Framework Agreement, PPF has agreed to indemnify us within agreed time limits up to the full amount of the purchase price paid by us under the Framework Agreement for a series of events and circumstances, including the ownership interest of Vilja in CET 21 being less than 52%. PPF a.s. is providing a guarantee of the obligations of PPF. PPF N.V., which is the ultimate holding company in the PPF Group, is providing a guarantee of the obligations of PPF and PPF a.s. for all indemnification claims once the aggregate amount of outstanding claims exceeds CZK 2 billion (approximately US$ 89.6 million). The occurrence of an event that is the subject of an indemnification under the Framework Agreement may be deemed an event of default or a mandatory prepayment event under the bridge financing or any replacement financing. If the payment of a material indemnification payment is not made, delayed or contested, it would have a material adverse effect on our ability to make any required repayments under the terms of the bridge financing or any replacement financing.
The acquisition of the TV Nova (Czech Republic) Group may require significant financial and management resources

We may be unable to adequately integrate the TV Nova (Czech Republic) Group into our operations. Moreover, the integration of TV Nova (Czech Republic) Group may require significant management and financial support and resources from us that would otherwise be available for the ongoing development and improvement of our existing operations and may result in disruption of our ongoing business.

Risks Relating to Our Common Shares

The price of our common shares is likely to remain volatile

The market price of our common shares could fluctuate not only as a result of our operating performance but also due to other events, such as business trends, changes in the general state of securities markets, regulatory developments in our operating countries and the EU, the condition of the media industry in our operating countries, potential or actual sales of large blocks of shares into the market, changes in financial estimates by securities analysts and actual or anticipated changes in our business and financial conditions. Many of such events are beyond our control. Moreover, these factors, as well as fluctuations in the securities markets in the future, could adversely affect the market price of our common shares, independent of our result of operations or financial condition.

Our share price may be adversely affected by potential future issuances and sales of our shares

As at December 31, 2004, we have a total of 1.5 million options to purchase Class A Common Stock outstanding, 0.2 million options to purchase Class B Common Stock outstanding and have agreed to issue 3.5 million shares of Class A Common Stock to PPF at the closing of the TV Nova (Czech Republic) Acquisition. In addition, we anticipate that we will refinance the bridge facility provided for the TV Nova (Czech Republic) Acquisition and, if exercised, the PPF Call with the issuance of public or private debt or equity. We cannot predict what effect, if any, future sales of our shares will have on the market price of our shares. However, if more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

OPERATIONS BY COUNTRY

CROATIA

General

Croatia is a parliamentary democracy of approximately 4.3 million people. Per capita GDP was estimated to be US$ 6,459 in 2003 with a GDP growth rate of 4.3% for 2004. Approximately 99% of Croatian households have television and cable penetration is approximately 17%. According to our estimates, the Croatian television advertising market grew by approximately 4% in 2004 to approximately US$ 90 - 100 million. In Croatia, we operate one national television channel NOVA TV (Croatia). The two other national broadcasters are the state broadcaster HRT, operating two channels, and RTL.

Operating and License Companies

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia.  Nova TV (Croatia) owns 100% of OK, which provides programming and advertising services for the NOVA TV (Croatia) channel.

Operations :

NOVA TV (CROATIA)

NOVA TV (Croatia) reaches 80% of the Croatian population. Independent research shows that among main television stations in Croatia, the NOVA TV (Croatia) channel had a national audience share of 14.3% all day and 11.9% in prime time.

The chart below summarizes the all-day and prime time audience share figures for NOVA TV (Croatia):

	2000	2001	2002	2003	2004

NOVA TV (Croatia)

All day	-	11.8%	15.3%	15.6%	14.3%
Prime time	-	-	-	12.7%	11.9%

Source : 2004 and 2003 - AGB Puls
Source : 2002 and 2001 - CATI - phone recall research
(No independent data is available for 2000, or for 2001 and 2002 prime time).

Programming

Broadcasting 18 hours per day, the NOVA TV (Croatia) channel's programming strategy is to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows.

Approximately 20% of the NOVA TV (Croatia) channel's programming is locally produced, including a Croatian version of Nasa Mala Klinica (Our Little Clinic), a new sitcom originally produced by POP TV in Slovenia, and U Sridu (In the Middle), a magazine show. Although launched only in November, Nasa Mala Klinica (Our Little Clinic) ended up as one of the top-ranked shows in 2004.

OK has secured exclusive broadcast rights in Croatia to a variety of popular American and European series, films and telenovellas produced by major international studios, including MGM, Paramount Pictures and Walt Disney Television International for the NOVA TV (Croatia) channel. All foreign language programming is subtitled. Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on the NOVA TV (Croatia) channel.

Nova TV (Croatia) is required to comply with several restrictions on programming, including the origin of programming content. These include the requirement that 20% of broadcast time consist of locally produced programming and 60% of such locally produced programming be shown during prime time.

Advertising

Our Croatian operations derive revenues principally from the sale of commercial advertising time on the NOVA TV (Croatia) channel, sold both through independent agencies and media buying groups. The NOVA TV (Croatia) channel currently serves approximately 200 advertisers, including multinational companies such as Wrigley, Henkel, Procter & Gamble, Unilever and Reckitt Benckiser. Our top ten advertising clients contributed approximately 34% to our total advertising revenues in Croatia in 2004.

Within the Croatian advertising market, television advertising accounts for approximately 60% of total advertising spending. NOVA TV (Croatia) competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 20% of their daily broadcast time with an additional 3% of daily broadcast time that may be used for direct sales advertising. Privately owned broadcasters may use up to 12 minutes per hour for advertising and teleshopping. The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting 9 minutes of advertising per hour. There are restrictions on the frequency of advertising breaks. These restrictions are the same for public and privately owned broadcasters. There are also restrictions that relate to advertising content, including a ban on tobacco advertising.

Competition

At the beginning of 2004, Nova TV (Croatia) and HRT, the state broadcaster then operating three channels, were the only national broadcasters in Croatia. In April 2004, RTL launched a channel under a license issued by the Croatian government for the frequencies previously used by the third state channel, which ceased broadcasting. During 2004 NOVA TV (Croatia) achieved a national all-day audience share of 14.3%, the fourth ranked station nationally.

The chart below provides a comparison of our audience share and penetration to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2004)	Household penetration

HRT 1	State Television	1956	Terrestrial / satellite / cable	39.1%	99%
HRT 2	State Television	1972	Terrestrial / satellite / cable	17.8%	99%
RTL	Bertelsmann	2004	Terrestrial / satellite / cable	16.7%	95%
NOVA TV (Croatia)	CME	2000	Terrestrial / satellite / cable	14.3%	80%
Others				12.1%

Source : AGB Puls and CME Research

Additional competitors for audience share include cable and satellite channels.

License Renewal

The NOVA TV (Croatia) channel operates pursuant to a license originally granted by the Telecommunications Agency and is regulated by the Croatian Media Council pursuant to the Electronic Media Law and the Media Law. Nova TV's (Croatia) license is for a period of 10 years, expiring in April 2010. According to the Electronic Media Law, a license can be extended. The Croatian Media Council has the authority to decide on an extension on the basis of a request for a renewal of a license filed six months before its expiration if a broadcaster has conducted its business in accordance with law and the license. The Croatian Media Council may hold a public tender in connection with a request to extend a license.

ROMANIA

General

Romania is a parliamentary democracy of approximately 21.2 million people. Per capita GDP was estimated to be US$ 2,688 in 2003 with a GDP growth rate of 7.0% for 2004. Approximately 86% of Romanian households have television and cable penetration is approximately 58%. According to our estimates, the Romanian television advertising market grew by approximately 27% in 2004, to approximately US$ 110 - 120 million. We operate three television channels in Romania, PRO TV, ACASA and PRO CINEMA, as well as PRO TV INTERNATIONAL, a channel distributed by satellite to Romanians outside the country featuring programs rebroadcast from our Romanian channels. The two other significant national broadcasters in Romania are the state television broadcaster TVR, operating two channels, and Antena 1.

Operating and License Companies

Pro TV, which holds twenty-three of the twenty-six broadcasting licenses for the PRO TV channel and is in the process of acquiring the remaining three from an affiliate, is primarily responsible for broadcasting operations for the PRO TV, ACASA, PRO TV INTERNATIONAL and PRO CINEMA channels. MPI provides various broadcasting services to Pro TV. Media Vision provides production, dubbing and subtitling services to our Romanian television channels. The licenses for PRO FM and INFOPRO radio channels are held by Radio Pro (formerly known as Media Pro).

Operations :

PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL

PRO TV, a national television channel, was launched in December 1995. PRO TV reaches approximately 72% of the entire Romanian population, including almost 100% of urban areas. PRO TV broadcasts from studios located in Bucharest to terrestrial broadcast facilities and to approximately 674 cable systems throughout Romania. The PRO TV channel is currently the top-rated television channel in its coverage area, with a nationwide all day audience share of 16% during 2004, making it the second (of 23) ranked station in Romania. Advertisers, however, evaluate audience share within a channel’s coverage area and by this measure PRO TV ranks first in all day audience.

The ACASA channel, a cable channel launched in 1998, reaches approximately 58% of Romanian television households and 100% of urban households. During 2004, ACASA had a nationwide all day audience share of 7.4%, making it the fourth (of 23) ranked station in Romania. ACASA maintains its fourth position based on coverage area.

PRO CINEMA, a cable channel launched in April 2004, reaches approximately 40% of all Romanian television households and approximately 75% of all urban households. In 2004, PRO CINEMA had a nationwide all-day audience of 0.6% making it 12th (of 23) ranked station in Romania.

The chart below summarizes the national all-day audience share figures for our Romanian channels:

	2000	2001	2002	2003	2004

PRO TV

All day	18.8%	15.2%	14.9%	15.4%	15.8%
Prime time	19.2%	15.9%	16.3%	17.1%	17.2%

ACASA

All day	5.5%	5.6%	6.0%	6.6%	7.4%
Prime time	5.0%	6.2%	6.8%	7.8%	7.7%

PRO CINEMA

All Day	-	-	-	-	0.6%
Prime Time	-	-	-	-	0.6%

Source: TNS-AGB INTL

The PRO TV INTERNATIONAL channel is a channel that rebroadcasts PRO TV and ACASA programs to cable and satellite operators in North America, Europe and in Israel, using the existing PRO TV and ACASA satellite infrastructure.

PRO FM and INFOPRO radio

PRO FM broadcasts through a local network of radio transmitters covering 24 cities across Romania. The station is focused on a youth audience and broadcasts a mix of music, news highlights and interviews. In December 2004 Radio Pro launched INFOPRO under a new national license granted to Radio Pro. INFOPRO is focused on an older audience than PRO FM and has more in-depth news and informative entertainment as well as music. At the end of 2004 INFOPRO was broadcasting in Bucharest and will expand its network in 2005 to cover all key cities in Romania.

Programming

Broadcasting 24 hour per day, the PRO TV channel’s programming strategy is to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, telenovella, soap operas and game shows. More than 40% of PRO TV's programming is comprised of locally produced programming, including news and sports programs as well as Vacanta Mare (Big Holiday), Teo and La Bloc (In the Apartment Block). Vacanta Mare (Big Holiday) and La Bloc (In the Apartment Block) were among the top-rated shows in 2004.

MPI has secured exclusive broadcast rights in Romania to broadcast on the PRO TV channel a variety of popular American and European programs and films produced by such companies as Warner Bros. and Dreamworks. The PRO TV channel also licenses foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

Pro TV is required to comply with several restrictions on programming, including the origin of programming. These include requirements that in the future 50% of all programming be of European origin and 10% of all programming be supplied by independent European producers. The Media Law stipulates that compliance with these and similar provisions is not required prior to January 1, 2008.

Broadcasting 24 hours per day, the ACASA channel targets a female audience with programming including telenovella, films and soap operas as well as news, daily local productions for women and family, talk shows and entertainment. ACASA's audience demographics are complementary to PRO TV's, providing an attractive advertising platform for advertisers across our group of channels. Approximately 40% of ACASA’s programming is locally produced, including Numai lubirea (Only Love), Povestiri Adevarate (True Stories) and De 3x Femeie (Three Times A Woman). Numai lubirea, the first telenovella to be produced in Romania, is one of the top-rated shows in 2004.

Broadcasting 21 hours a day, PRO CINEMA is focused on movies, series and documentaries that have not attracted sufficient audiences on PRO TV but are still popular among the educated, upwardly mobile urban population.

Advertising

Our Romanian operation derives revenues principally from the sale of commercial advertising time on the PRO TV, ACASA and PRO CINEMA channels, sold both through independent agencies and media buying groups. The PRO TV channel currently serves approximately 190 advertisers, including multinational companies such as Wrigley, Henkel and Procter & Gamble. Our top ten advertising clients contributed approximately 26% to our total advertising revenues in Romania in 2004.

Within the Romanian advertising market, television accounts for approximately 60% of total advertising spending. Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 15% of their daily broadcast time, with an additional 5% of daily broadcast time that may be used for direct sales advertising. Privately owned broadcasters may use up to 12 minutes per hour for advertising and teleshopping. The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for 8 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both public and privately owned broadcasters. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of PRO TV are prohibited from appearing in advertisements.

Competition

Prior to the launch of the PRO TV channel, TVR 1, a public channel, was the dominant broadcaster in Romania. During 2004, PRO TV and ACASA achieved national all-day audience shares of 16% and 7% respectively, ranking them second and fourth in national all-day audience share. PRO CINEMA achieved an audience share of 0.6% over the period October to December 2004. TVR 1’s continued leading national position is influenced by its higher technical reach, approximately 99% of the Romanian population, including areas in which it is the only significant broadcaster, compared to a 72% technical reach for PRO TV and 58% for ACASA (as a cable channel based on relevant cable penetration). Within our coverage area, PRO TV is first and ACASA is fourth in terms of all-day audience share for 2004. Other competitors include the second public national station, TVR 2 and privately owned broadcasters Antena 1, Realitatea and Prima TV.

The chart below provides a comparison of our audience share and penetration to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2004)	Household penetration

TVR 1	State Television	1956	Terrestrial / satellite / cable	22.0%	99%
PRO TV	CME	1995	Terrestrial / satellite / cable	15.8%	72%
Antena 1	Local owner	1993	Terrestrial / satellite / cable	12.4%	71%
ACASA	CME	1998	Terrestrial / satellite / cable	7.4%	58%
TVR 2	State Television	1968	Terrestrial / satellite / cable	7.1%	78%
Prima TV	SBS	1994	Terrestrial / satellite / cable	2.9%	57%
Others				32.4%

Source : Peoplemeters Taylor Nelson Sofres

Additional competitors include cable and satellite stations.

License Renewal

Pro TV and Radio Pro operate pursuant to licenses and regulations issued by the Romanian Media Council. PRO TV's 26 local television licenses, Radio Pro’s 24 local radio licenses for PRO FM and INFOPRO’s national license have been granted for nine-year periods. To date, licenses have been renewed as they expire. The terrestrial television license for Bucharest was renewed in October 2003 for a further nine years. The remaining broadcasting licenses expire on dates ranging from May 2005 to November 2013. The licenses for Sinaia and Deva expire in May and December 2005, respectively. The coverage of these towns is approximately 100,000 people.

Radio Pro’s PRO FM Bucharest license expires in January 2013. The remaining local licenses expire on dates ranging from November 2005 to November 2012. INFOPRO’s national license was granted in November 2004 and is valid until October 2013.

Ownership

We own an 80% voting and economic interest in Pro TV, which holds 23 of the 26 licenses of the stations that comprise the PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL channels. Adrian Sarbu directly or indirectly owns all of the remainder of the voting and economic interests of Pro TV. We have an ownership interest of 80% of MPI and are entitled to 80% of its profits. Mr. Sarbu owns the remaining 20%. Following the adoption of a new Media Law in 2002, we have transferred broadcasting operations from MPI to Pro TV and are consolidating television broadcasting licenses in Pro TV. Subject to the approval of the Media Council to the transfer to Pro TV of three broadcasting licenses from an affiliate, Pro TV will hold all twenty six television broadcasting licenses.

Our interest in our Romanian operations is generally governed by a Co-operation Agreement entered into by Mr. Sarbu and ourselves on the foundation of MPI. The articles of Pro TV replicate the governing bodies and minority shareholder protective rights that exist for MPI. Shares of profits of Pro TV and MPI are equal to the shareholders' ownership interests. We have the right to appoint three of the five members of the Council of Administration that directs the affairs of Pro TV and MPI. Although we have majority voting power in Pro TV and MPI, with respect to certain financial and corporate matters, the affirmative vote of Mr. Sarbu is required. The financial and corporate matters which require approval of the minority shareholder are in the nature of protective rights, which are not an impediment to consolidation for accounting purposes.

On February 28, 2005, we signed an agreement to purchase 2% of Mr. Sarbu's shareholding in Pro TV and MPI for an aggregate consideration of US$ 5 million. Following the registration of these transfers, we will own an 82% voting and economic interest in Pro TV and MPI.

We signed a Put Option Agreement with Mr. Sarbu in July 2004 that grants him the right to sell us 5% of his shareholding in MPI and Pro TV between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter. The put price will be determined in each instance by an independent valuation and is subject to a floor price. Following our purchase of a 2% interest in MPI and Pro TV from Mr. Sarbu, he will be allowed under the Put Option Agreement to put to us 3% of his shareholding between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter.

We have a 70% voting and economic interest in Media Vision. The remainder is owned by Mr. Sarbu.

We hold a 20% voting and economic interest in Radio Pro. The remainder is owned by Mr. Sarbu.

SLOVAK REPUBLIC

General

The Slovak Republic, which acceded to the European Union on May 1, 2004, is a parliamentary democracy of approximately 5.4 million people. Per capita GDP was estimated to be US$ 6,044 in 2003 with a GDP growth rate of 4.8% in 2004. Approximately 99% of households have television and cable penetration is 38%. According to our estimates, the Slovak Republic television advertising market grew by approximately 21% in 2004 to US$ 75 - 85 million. In the Slovak Republic, we operate one national television channel, MARKIZA TV. The two other significant national broadcasters are the state television broadcaster STV, operating two channels, and TV JOJ.

Operating and License Companies

Markiza holds the television broadcast license for MARKIZA TV. Markiza and our operating company, STS, have entered into a series of agreements pursuant to which STS is permitted to conduct television broadcast operations for MARKIZA TV pursuant to the license.

Operations :

MARKIZA TV

MARKIZA TV was launched as a national television channel in the Slovak Republic in August 1996. The MARKIZA TV channel reaches approximately 86% of the Slovak Republic's population, including all of its major cities. The MARKIZA TV channel had an average national all-day audience share for 2004 of approximately 40% versus 20% for its nearest competitor, STV 1. TV JOJ, another privately owned broadcaster, had a 13% national all-day audience share. In October 2004, the journal method of measuring audience share and ratings was replaced with peoplemeters (an electronic audience measurement device). The introduction of peoplemeters has resulted in lower audience share and ratings being recorded for all broadcasters. Since the introduction of peoplemeters, the audience share of MARKIZA TV has fallen from 40% to 35%.

The chart below summarizes all-day audience share figures for MARKIZA TV:

	2000	2001	2002	2003	2004
MARKIZA TV

All day	51%	50%	48%	46%	40%
Prime time	50%	51%	47%	45%	40%

Source: VISIO

Programming

Broadcasting 21 hours per day, the MARKIZA TV channel's programming strategy is to appeal to a broad audience through news, movies, entertainment and sports programming (including coverage of Formula One racing), with specific groups targeted in off-peak broadcasting hours. Approximately 45% of the MARKIZA TV network’s programming is locally produced, including Televizne noviny (TV News), Sportove noviny (Sports News), Uragan (Hurricane), Aj mundry schybi (To Err is Only Human) and Vilomeniny (Shenanigans). Televizne noviny (TV News) is consistently the top-ranked show in the Slovak Republic. Uragan (Hurricane) and Aj mundry schybi (To Err is Only Human) were also among the most popular shows in 2004.

STS has secured for the MARKIZA TV channel exclusive broadcast rights to a variety of popular American and European series, films and telenovellas produced by major international studios including Warner Bros., Universal, IFD, MGM, Carsey-Werner, Paramount Pictures, Twentieth Century Fox and Walt Disney Television International. All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language. Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on the MARKIZA TV channel.

Markiza is required to comply with several restrictions on programming, including the origin of programming. These include the requirement that 10% of programming be public interest programming (which includes news and topical shows), a minimum of 51% of first runs of films and series be European production; and no more than 20% of foreign first run films and series be in the Czech language.

Advertising

STS and Markiza derive revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley, Kraft Jacobs, Ferrero, Suchard, Danone Group, Nestle and Benckiser, though no one advertiser dominates the market. Our top ten advertisers contributed approximately 35% to our total advertising revenues in the Slovak Republic in 2004.

Within the Slovakian advertising market, TV accounts for approximately 52% of total advertising spending. MARKIZA TV also competes for advertising revenues with other media, such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not more than 15% of total daily broadcast time. The state broadcaster, which is also financed through a compulsory license fee, is restricted to broadcasting 8 minutes of advertising per hour but not more than 3% of total broadcast time. There are restrictions on the frequency of advertising breaks during and between programs. These restrictions are the same for public and privately owned broadcasters. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer) between 6.00am and 10.00pm.

Competition

The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until the MARKIZA TV channel began broadcasting in 1996. STV1 and STV2 reach nearly all of the Slovak population. MARKIZA TV also competes with the privately owned broadcasters TA3 (launched September 2001) and TV JOJ (launched March 2002). TV JOJ and TA3 reach 80% and 48% of the population, respectively.

The chart below provides a comparison of our audience share and penetration to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2004)	Household penetration

MARKIZA TV	CME	1996	Terrestrial	39.8%	86%
STV 1	State Television	1956	Terrestrial	20.0%	97%
TV JOJ	Local owner	2002	Terrestrial	12.9%	61%
STV 2	State Television	1969	Terrestrial	5.8%	89%
Others				21.5%

Source : Report of the status of broadcasting in the Slovak Republic and about the activities of the Council for broadcasting and retransmission for 2003, Visio / MVK and CME Research.

The MARKIZA TV channel also competes with additional foreign terrestrial television stations located in Austria, the Czech Republic and Hungary where originating signals reach the Slovak Republic, and foreign satellite stations.

License Renewal

The Markiza TV channel's broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council pursuant to the Act on Broadcasting and Retransmission. The Slovak Republic Media Council granted Markiza the license to operate the MARKIZA TV channel for a period of 12 years, expiring in September 2007. According to the Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years by the Slovak Republic Media Council. An application for the extension of the MARKIZA TV license must be filed during the twentieth month prior to the expiry date (February 2006). The Slovak Republic Media Council has discretion to grant an extension following its evaluation of whether the broadcaster has operated in compliance with the license and television broadcasting regulations.

Ownership

Our interest in STS is governed by the Memorandum of Association and Articles of Association of STS (collectively, the "Slovak Agreement"). Pursuant to the Slovak Agreement we hold a 49% ownership interest and are entitled to 70% of the profits of STS. In addition, we have undertaken pursuant to the Slovak Agreement to fund all of the capital requirements of STS; for every additional US$ 1 million invested by us in the registered capital of STS, our share of profits increases by 3%. A Board of Representatives directs the affairs of STS, it is composed of five members, two of whom are appointed by us and three by Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of shareholders and require a 67% affirmative vote of the shareholders.

We own a 34% voting interest and a 0.1% economic interest in Markiza. We have the right to appoint one of three authorized co-signatories of Markiza, giving us blocking control over Markiza's significant activities.

SLOVENIA

General

Slovenia, which joined the European Union on May 1, 2004, is a parliamentary democracy of 2.0 million people. Per capita GDP was estimated to be US$ 13,710 in 2003, the highest per capita GDP in Central and Eastern Europe, with a GDP growth rate of 3.5% for 2004. Approximately 99% of Slovenian households have television and cable penetration is approximately 57%. According to our estimates, the Slovenian television advertising market grew by approximately 10% in 2004 to US$ 50 - 60 million. In Slovenia, we operate two national television channels, POP TV and KANAL A. The other significant national broadcaster is the state broadcaster SLO, operating two channels.

Operating and License Companies

Pro Plus provides programming to and sells advertising for the broadcast license holders Pop TV and Kanal A. Pop TV holds all of the licenses for the POP TV channel and Kanal A holds all the licenses for the KANAL A channel. Pro Plus has entered into an agreement with each of Pop TV and Kanal A to provide all programming to the POP TV channel and the KANAL A channel and to sell advertising for each channel.

Operations :

POP TV and KANAL A

The POP TV channel is the leading national commercial television broadcaster in Slovenia and reaches approximately 87% of the population of Slovenia, including the capital Ljubljana and Maribor, Slovenia's second largest city. In 2004, the POP TV channel had an audience share of 28% all day and 32% in prime time, the largest in Slovenia.

The KANAL A channel, a national television broadcaster, reaches 81% of the population of Slovenia, including Ljubljana and Maribor. Independent research shows that among main television stations in 2004, the KANAL A channel had an audience share of 8% in its coverage area all day and 9% in prime time, making it the third most watched television channel in Slovenia.

The chart below summarizes the all-day and prime time audience share figures for POP TV and KANAL A:

	2000	2001	2002	2003	2004
POP TV

All day	31%	29%	29%	30%	28%
Prime time	33%	32%	32%	34%	32%

KANAL A

All day	14%	12%	11%	10%	8%
Prime time	14%	12%	11%	11%	9%

Source: Media Services AGB

Programming

Broadcasting 18 hours a day, the POP TV channel's programming strategy is to appeal to a broad audience through a wide variety of programming including series, movies, news, variety and game shows and features. Approximately 29% of programming is locally produced, including top rated topical shows Preverjeno! (Confirmed!) and Trenja (Friction) and the local series Nasa Mala Klinika (Our Little Clinic). The KANAL A channel's programming strategy is to complement the programming strategy of the POP TV channel with a mixture of locally produced programs such as Extra Magazine and Popstars and acquired foreign programs including films and series. The KANAL A channel broadcasts for 16 hours daily.

Pro Plus has secured exclusive program rights in Slovenia to a variety of successful American and Western European programs and films produced by studios such as Warner Bros., Twentieth Century Fox and Paramount. Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs. All foreign language programs and films are subtitled in Slovenian with the exception of some children’s programming that is dubbed.

Pop TV and Kanal A are required to comply with several restrictions on programming, including the origin of programming. These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6.00 pm and 10.00 am. Two percent of the station's annual broadcast time must be Slovenian origin films and this amount must increase each year until it reaches 5%. In the future a majority (increased from the current 40%) of the station's annual broadcast time will be required to be European origin films, and 50% of such works will have to have been produced in the last five years.

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on the POP TV and KANAL A channels. Current multinational advertisers include firms such as Benckiser, Henkel, Procter & Gamble, Wrigley and Colgate, although no one advertiser dominates the market. Our top ten advertisers contributed approximately 32% to our total advertising revenues in Slovenia in 2004

Within the Slovenian advertising market, TV accounts for approximately 55% of total advertising spending. In addition, the POP TV and KANAL A channels compete for revenues with other media, such as print, radio, outdoor advertising and direct mail.

Peoplemeters are currently present in 450 homes in Slovenia and are the primary source for the POP TV and KANAL A channels' rating information.

Privately owned broadcasters are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, which is also financed through a compulsory television license fee, is subject to the same restrictions on advertising time. There are restrictions on the frequency of advertising breaks during films and other programs, including news, documentary or children's programming. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7.00 am to 9.30 pm and generally for alcoholic beverages with more than 15% alcohol by content.

Competition

Historically, the television market in Slovenia had been dominated by SLO 1, a state channel. The other state channel is SLO 2. SLO 1 reaches nearly all of Slovenia's TV households, and SLO 2 reaches 96% of Slovenia's TV households. One other privately owned broadcaster, TV3, has achieved a relatively small audience share of less than 1.2%.

The chart below provides a comparison of our audience share and penetration to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2004)	Household penetration

POP TV	CME	1995	Terrestrial / cable	27.6%	87%
SLO 1	State Television	1958	Terrestrial / satellite / cable	25.8%	97%
SLO 2	State Television	1967	Terrestrial / satellite / cable	10.6%	96%
KANAL A	CME	1990	Terrestrial / cable	8.3%	81%
Others				27.7%

Source : Media Services AGB and CME Research

The POP TV and KANAL A channels also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. At 57%, cable penetration is greater than many other countries in Central and Eastern Europe and approximately 18% of households have satellite television.

License Renewals

The POP TV and KANAL A channels operate under licenses regulated pursuant to the Law on Media adopted in 2001 and pursuant to the Electronic Communications Act which came into effect on May 1, 2004. According to the Electronic Communications Act, the Slovenian Media Council may extend a license at the request of the broadcaster if it is in compliance with all the license conditions. In 2002 the Slovenian Media Council extended all of the licenses held by POP TV and KANAL A until August 2012.

Ownership

We own 96.85% of the voting and economic interests in Pro Plus. Pro Plus owns 100% of POP TV and KANAL A.

We have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us from December 31, 2004 through January 30, 2006 at a price that consists of a fixed component and a variable component based on station Segment EBITDA (as defined in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", III. "Analysis of Segment Results"). We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until January 30, 2006 and for approximately Euro 5.4 million (approximately US$ 7.3 million) thereafter until December 31, 2006, when the call expires.

UKRAINE

General

Ukraine, the most populous market served by us, is a parliamentary democracy of 47.6 million people. Per capita GDP was estimated to be US$ 1,040 in 2003, the lowest of all our markets, with a GDP growth rate in 2004 of 9.0%. Nearly 100% of Ukrainian households have television and cable penetration is approximately 23%. According to our estimates, the Ukrainian television advertising market grew by approximately 26% in 2004 to US$ 130 - 140 million. In Ukraine, we operate one national television channel STUDIO 1+1. The other three significant national broadcasters are the state broadcaster UT1 as well as privately owned Inter and Novi Kanal.

Operating and License Companies

The Studio 1+1 Group is comprised of several entities involved in the broadcasting operations of Studio 1+1, the license holding company. Innova provides programming and production services to Studio 1+1. TV Media Planet was established on December 29, 2004 to provide services related to the acquisition of formats and other programming. The sale of Studio 1+1's advertising air time has been out-sourced to Video International, a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest.

Operations :

STUDIO 1+1

The STUDIO 1+1 channel broadcasts programming and sells advertising under two licenses granted to it by the Ukrainian Media Council on Ukrainian National Frequency Two ("UT-2") and reaches approximately 95% of Ukraine's population. The STUDIO 1+1 channel began broadcasting on UT-2 in January 1997 under a license permitting 15 hours of broadcasting per day, primarily in prime time. In July 2004 the station was awarded a further license allowing it to broadcast for the remaining nine hours not covered by the station's existing 15-hour license. The station has been broadcasting a full 24-hour schedule since early September 2004. The STUDIO 1+1 channel had a national all-day audience share of 21% in 2004 and a 27% prime time audience share during 2004.

The chart below summarizes the national all-day and prime time audience share figures for Studio 1+1:

	2000	2001	2002	2003	2004
Studio 1+1

All day	22%	22%	22%	19%	21%
Prime time	28%	29%	27%	25%	27%

Source: GFK USM

Programming

The STUDIO 1+1 channel's programming strategy is to appeal to a broad audience. The success of the STUDIO 1+1 channel has been achieved through a programming strategy that balances both studio programming and new popular local programs, including Russian police and action series and locally produced Ukrainian shows, programs and news. In 2004, Studio 1+1 produced and co-produced approximately 1,500 hours of programming, which primarily consists of a daily breakfast show, news broadcasts and news related programs, talk shows, documentaries, game shows, sport and lifestyle magazine shows and comedy shows.

The Studio 1+1 Group has secured exclusive territorial or local language broadcast rights in Ukraine to a variety of successful high quality Russian, American and Western European programs and films from many of the major studios, including Warner Bros., Paramount Pictures, Universal Pictures and Columbia Pictures. Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming. All non-Ukrainian language programs and films (including those in the Russian language) are dubbed or subtitled in Ukrainian.

Studio 1+1 is required to comply with certain restrictions on programming, including the origin of programming. These include the requirement that at least 80% of all programming must be in the Ukrainian language (including acquired programming that is dubbed). In addition, programming produced by Studio 1+1 must account for 70% of all programming.

Advertising

The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Video International sells advertising for the Studio 1+1 Group on an exclusive basis until the end of the term of the 15-hour broadcasting license on December 31, 2006. Advertisers include large multinational firms such as Procter & Gamble, Kraft Foods, Samsung, Unilever, Coca-Cola, Wrigley, Colgate - Palmolive, Mars and Nestle. Our top ten advertising clients contributed approximately 23% to our total advertising revenues in Ukraine in 2004.

Within the Ukrainian advertising market, television accounts for approximately 60% of total advertising spending. STUDIO 1+1 also competes for advertising revenues with other media, such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are allowed to broadcast advertising for 15% of their total broadcast time. The public broadcaster, which is also financed through a compulsory license fee, is subject to the same restrictions on advertising time. There are restrictions on the frequency of advertising breaks both during and between programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of alcoholic beverages before 11:00 p.m.

Competition

Ukraine is served by three national television frequencies: UT-1 which is state run, UT-2 (on which the STUDIO 1+1 channel broadcasts) and UT-3 (on which Inter, another privately owned broadcaster, broadcasts for 24 hours per day). ICTV, STB and Novi Kanal, which are all privately owned broadcasters use a series of regional frequencies to establish a network. Inter, the STUDIO 1+1 channel's main competitor, has a programming philosophy similar to that of STUDIO 1+1.

The chart below provides a comparison of our audience share and penetration to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2004)	Household penetration

Inter	Local owners	1997	Terrestrial / satellite / cable	23.2%	78%
STUDIO 1+1	CME	1995	Terrestrial / satellite / cable	21.2%	95%
Novi Kanal	Local owners	1998	Terrestrial	10.1%	50%
UT-1	State Television	1952	Terrestrial / cable	2.8%	98%
Others				42.7%

Source : GFK USM and CME Research

License Renewal

Licenses in Ukraine are renewed by the Ukraine Media Council in accordance with the terms of the 1995 Act on Television and Radio Broadcasting. Studio 1+1’s main 15-hour broadcast license, covering prime time, expires on December 31, 2006. The remaining nine hours of Studio 1+1’s schedule are broadcast pursuant to a 10 year broadcast license expiring in August 2014. The Ukraine Media Council may extend the license term in an administrative procedure. Studio 1+1 is entitled to a renewal of its license if it does not infringe Ukrainian Media Council rules prior to the expiration of the current term. We believe we are currently in compliance with all these conditions.

Ownership

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. The Key Agreement among Boris Fuchsmann, Alexander Rodnyansky, Studio 1+1, Innova, IMS, CME Ukraine Holding GmbH and us, entered into as of December 23, 1998, gives us a 60% economic interest in all Studio 1+1 Group companies and a 60% ownership interest in all the group companies except for the license holding company Studio 1+1, due to  regulatory restrictions on direct foreign ownership. Accordingly, we hold a 60% ownership interest and are entitled to 60% of the profits in each of Innova, IMS and TV Media Planet. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% voting and profits interest in Studio 1+1, the license holding company in Ukraine.

At present our indirect ownership interest in Studio 1+1 is 18%. However, we entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our interest in Studio 1+1 to 60%.

Significant decisions involving entities in the Studio 1+1 Group are taken by the shareholders and require majority consent. Certain fundamental corporate matters of the other entities require the vote of 61% of the shareholders except for certain decisions involving Studio 1+1, the license holding company, which require 75% shareholder vote.

Alexander Rodnyansky, a previous general director, is the Honorary President of Studio 1+1 and continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC Media based in Moscow.

CZECH REPUBLIC

EXPECTED ACQUISITIONS

Acquisition of TV Nova (Czech Republic) Group and the Krsak Interest

On December 13, 2004, we entered into the Framework Agreement with PPF to acquire 85% of PPF’s ownership interest in the TV Nova (Czech Republic) Group. On February 24, 2005 we entered into the Krsak Agreement to acquire the Krsak Interest.

The aggregate purchase price for the TV Nova (Czech Republic) Acquisition and the acquisition of the Krsak Interest is estimated to be approximately US$ 642 million, consisting of US$ 529 million in cash and the issuance of 3.5 million shares of our Class A Common Stock to PPF. The purchase price of the TV Nova (Czech Republic) Acquisition is subject to adjustments for changes in the debt and working capital levels of the TV Nova (Czech Republic) Group between the signing date and the closing date of the TV Nova (Czech Republic) Acquisition. See "Risk Factors" in Part I, Item 1. Following the completion of the TV Nova (Czech Republic) Acquisition and the transfer of the Krsak Interest, we will have an attributable economic interest of at least 85% in the TV Nova (Czech Republic) Group.

TV Nova (Czech Republic) Group

At the completion of the transactions contemplated by the Framework Agreement, we will acquire an indirect 85% interest in Vilja and an indirect 85% interest in CP 2000. Vilja holds 52.075% of CET 21, which holds the TV NOVA (Czech Republic) license. At the completion of the transaction contemplated by the Krsak Agreement, we will own a direct 16.67% interest in CET 21.

Our interests in the TV Nova (Czech Republic) Group will be governed through the TV Nova (Czech Republic) Group Agreement (the “Czech Agreement”). Under the Czech Agreement, we will have the right to appoint a majority of the members of the management board and the supervisory board of any entity in the TV Nova (Czech Republic) Group, including CET 21, CP 2000 and Mag Media. In addition, we will have the right to appoint three of the members of a five-member Executive Committee that will be responsible for making strategic decisions for the TV Nova (Czech Republic) Group. Decisions will be made by simple majority vote. Under the Czech Agreement, the affirmative vote of PPF will be required for purposes of amending the articles of CME Media Investments or CME Media Services, altering the capital structure and making decisions to merge or liquidate.

License Company: CET 21

CET 21 holds the national terrestrial broadcasting license for the TV NOVA (Czech Republic) channel and distributes the TV NOVA (Czech Republic) signal. CET 21 conducts a number of broadcasting activities, including the production of news and entertainment shows and the acquisition of programming.

The day-to-day management of CET 21 is conducted through a three-member board of management. Decisions require the affirmative vote of two executives on the board of management. Pursuant to the Framework Agreement, we will have the right to appoint two of the three executives of CET 21. Shareholder decisions under the memorandum of association of CET 21 (including the distribution of dividends, incurrence of indebtedness and the disposal of assets) require a simple majority vote, irrespective of whether such decisions are taken at a duly constituted general meeting or by written resolution. Certain decisions, including amendments to the memorandum of association, changes to the capital structure, mergers and liquidation, require the affirmative vote of at least two-thirds of the shareholders.

The minority interests in CET 21 are currently held by Mr. Krsak (16.67%), Ceska Sporitelna a.s. ("CS") (1.25%) and CEDC GmbH ("CEDC") (1.25%). The remaining 28.755% interest in CET 21 is currently held by the company itself. The ownership interests in CET 21 held by Vilja, CET 21, CEDC and CS are currently the subject of certain legal proceedings. See "Legal Proceedings, Expected Acquisitions" in Part I, Item 3.

Because CET 21 is not entitled to vote the interest held by it in any general meetings or shareholder resolutions. Vilja has an effective voting interest of approximately 73%, Mr. Krsak has an effective voting interest of approximately 24% and each of CS and CEDC have approximately 1.8% effective voting interests. The Krsak Agreement provides for the withdrawal by Mr. Krsak of legal proceedings related to the TV Nova (Czech Republic) Group and the acquisition by us of the entire interest held by Mr. Krsak. See “Risk Factors” in Part 1, Item 1.

The 52.075% ownership interest in CET 21 held by Vilja has not been registered in the commercial register. See “Legal Proceedings, Expected Acquisitions” in Part I, Item 3. Following receipt of an approval of the Czech Media Council, Vilja will have acquired a 1.25% interest in CET 21 held by CS and PPF will have acquired a 1.25% interest in CET 21 held by CEDC. Under the Czech Agreement, PPF is obliged to transfer such interest to Vilja for nominal consideration following the receipt of the approval of the Czech Media Council. Following such transfers, Vilja would own 54.575% of CET 21.

Principal Operating Companies: CP 2000 and Mag Media

CP 2000 is engaged in the provision of programming and production-related services to CET 21. CP 2000 owns 100% of Mag Media. CP 2000 provides certain programming and production related services to CET 21 and Mag Media negotiates the sale of advertising for the TV NOVA (Czech Republic) channel. A three-member board of management oversees the day-to-day operations of CP 2000 and Mag Media. Each entity also has a supervisory board. Decisions are generally taken by a simple majority vote. Following the closing of the TV Nova (Czech Republic) Acquisition, we will have the right to appoint a majority of the members of the boards of management and the supervisory boards of CP 2000 and Mag Media.

Historically, the TV Nova (Czech Republic) Group has acquired most of its programming through AQS a.s. ("AQS"), an independent programming acquisition company. Under the Framework Agreement, it has been agreed that the TV Nova (Czech Republic) Group will acquire its programming directly rather than through AQS. As a condition to closing, the TV Nova (Czech Republic) Group will enter into an agreement with AQS providing for the transfer to the TV Nova (Czech Republic) Group, subject to any necessary third party consents, of the programming library acquired by AQS for the TV NOVA (Czech Republic) channel.

Put and Call with PPF

The Czech Agreement also grants us a call right on the remaining 15% interest in the TV Nova (Czech Republic) Group held by PPF that is exercisable at any time after the closing date of the TV Nova (Czech Republic) Acquisition. The call price is capped and will not exceed 25% of the adjusted purchase price for the TV Nova (Czech Republic) Acquisition, subject to certain adjustments and other terms. The call price is estimated to be approximately US$ 200 million. PPF has a right to put to us its 15% interest in the TV Nova (Czech Republic) Group, exercisable from the first anniversary of the closing date of the TV Nova (Czech Republic) Acquisition for an exercise price that is the lesser of (i) 15% of the independently appraised value of the TV Nova (Czech Republic) business at the time of the exercise of the put and (ii) 15% of the adjusted purchase price of the TV Nova (Czech Republic) Acquisition, subject to certain adjustments and other terms.

PPF Indemnity

PPF, PPF a.s. and PPF N.V. (collectively, the “PPF Group”) have agreed to provide indemnities in respect of the TV Nova (Czech Republic) Acquisition and have entered into a covenant not to compete with us in the television business. We can seek indemnification for claims arising from breaches of warranties for two years from the closing date of the TV Nova (Czech Republic) Acquisition and the indemnification is capped at CZK 2 billion (approximately US$ 89.6 million). We can seek indemnification for claims in respect of Vilja’s ownership of 52.075% of CET 21, claims of certain other former shareholders of the TV Nova (Czech Republic) Group (including Zelezny, Alan, Huncik, Venclik and Gal), claims relating to taxes, and fraudulent or criminal acts of key personnel related to the TV Nova (Czech Republic) Group for three years from the closing date of the TV Nova (Czech Republic) Acquisition and the indemnification is capped at the purchase price paid by us for the TV Nova (Czech Republic) Group. See “Legal Proceedings, Expected Acquisitions” in Part I, Item 3. PPF and PPF a.s. are liable for indemnification claims up to the initial CZK 2 billion (approximately US$ 89.6 million). In the event indemnification claims exceed CZK 2 billion (approximately US$ 89.6 million), PPF N.V. will provide a guarantee for all existing indemnification claims from such moment in respect of any amounts then subject to a claim for indemnification.

General

The Czech Republic, which joined the European Union on May 1, 2004, is a parliamentary democracy with a population of 10.2 million. Per capita GDP in 2003 was US$ 10,213 with a GDP growth rate in 2004 of 3.6%. Approximately 98% of Czech households have television and cable penetration is approximately 27%. According to our estimates, the Czech Republic television advertising market was approximately US$ 320-330 million in 2004, growing by 10% from 2003.

Upon completion of the TV Nova (Czech Republic) Acquisition, we will be operating one television channel, TV NOVA (Czech Republic). The other two national broadcasters are the state television broadcaster CT, operating two channels, and privately owned TV Prima.

Operations :

TV NOVA (Czech Republic)

The TV NOVA (Czech Republic) channel broadcasts pursuant to a license which will expire in 2017, it reaches approximately 98% of the Czech Republic's television households. The TV NOVA (Czech Republic) channel had an average all day audience share for 2004 of approximately 42% compared to 22% for its nearest commercial competitor, TV Prima. The state broadcasters CT1 and CT2 had a combined average audience share of 30% in 2004.

The chart below summarizes the national all-day and prime time audience share figures for TV NOVA (Czech Republic):

	2000	2001	2002	2003	2004
TV Nova (Czech Republic)

All day	46.4	47.7	44.2	43.4	42.2
Prime time	48.9	51.9	48.3	45.8	44.9

Source: Taylor Nelson Sofres - ATO; ATO - Mediaresearch

Programming

Broadcasting 21 hours per day the TV NOVA (Czech Republic) channel's programming strategy is to appeal to a broad audience, especially during prime time, with news, movies, entertainment programs and sports highlights, and to target more specific demographics in off-peak broadcasting hours. Approximately 32% of the TV NOVA (Czech Republic) channel's programming is locally produced, including Televizni noviny (TV News), Cesko hleda SuperStar (Pop Idol), Kamenak (Czech film) and Pojistovna (original Czech series). Televizni noviny, the nightly news program, achieves the highest ratings among all Czech television shows on a regular basis. Cesko hleda SuperStar (Pop Idol) and Pojistovna (original Czech series) are also among the top-rated shows in the Czech Republic.

The TV NOVA (Czech Republic) channel has secured exclusive broadcast rights in the Czech Republic to a variety of popular American and European series, films and telenovellas produced by major international studios including Warner Bros., Universal, IFD, MGM, Carsey-Werner, Paramount Pictures, Twentieth Century Fox and Walt Disney Television International. All foreign language programming  is dubbed into the Czech language. Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on the TV NOVA (Czech Republic) channel.

CET 21 is required to comply with certain restrictions on programming, including the origin of programming. These include the requirements that broadcasters shall, where practicable, reserve half of their broadcasting time for European productions; reserve, where practicable, at least 10% of their broadcasting time or spend 10% of their programming budget on independent European productions; and ensure, where practicable, that at least 10% of broadcasting time is dedicated to productions made within the last five years.

Advertising

The TV Nova (Czech Republic) Group derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley, Kraft Jacobs, Ferrero, Suchard, Danone Group, Nestle and Benckiser, though no one advertiser dominates the market. The top ten advertisers of TV Nova (Czech Republic) contributed approximately 30% of its advertising revenues in 2004.

Within the Czech advertising market, television accounts for approximately 52% of total advertising spending. In addition, the TV NOVA (Czech Republic) channel competes for advertising revenues with other media, such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour (but not more than 15% of total daily broadcast time). The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for a maximum of 1% of daily broadcast time (excluding teleshopping). There are restrictions on the frequency of advertising breaks during and between programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages.

Competition

The Czech Republic is served by two national public television stations, CT1 and CT2, which dominated the ratings until the TV NOVA (Czech Republic) channel began broadcasting in 1994. CT1 and CT2 reach nearly all of the Czech television households. The TV NOVA (Czech Republic) channel also competes with the privately owned broadcaster TV Prima (first launched in 1993 as FTV Premiera, subsequently re-launched and re-branded as TV Prima in 1996). TV Prima reaches 93% of TV households.

The chart below provides a comparison of TV NOVA's (Czech Republic) audience share and penetration to its competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2004)	Household penetration

TV Nova ( Czech Republic)	PPF	1994	Terrestrial	42.2%	97.8%
CT 1	State Television	1953	Terrestrial	21.2%	98.3%
CT 2	State Television	1970	Terrestrial	9.2%	97.2%
TV Prima	Local owners	1993	Terrestrial / satellite	21.6%	92.6%
Others				5.8%

Source: CME Research and Ceske radiokomunikace; Mediaresearch - Peoplemeter provider Establishment and Continual Research data 2004

The TV NOVA (Czech Republic) channel also competes for audience with additional foreign terrestrial television stations located in Austria, Germany, the Slovak Republic and Poland, where originating signals reach the Czech Republic, as well as with foreign satellite stations.

Regulation and License Renewal

CET 21's broadcast operations are subject to regulations imposed by (i) the Broadcasting Act 2001, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Czech Republic Media Council pursuant to the Broadcasting Act 2001.

According to the Broadcasting Act 2001, a television broadcasting license can be extended twice, in each case for twelve years. The Czech Republic Media Council has granted one extension of the TV NOVA (Czech Republic) license which expires in January 2017.

CORPORATE OPERATIONS

In addition to group management and corporate administration, our central organization provides oversight and support to our television operations. The functions include network management, financial planning and analysis, financial control and legal services.

SEASONALITY

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, “Quarterly Results and Seasonality” for further discussion.

EMPLOYEES

As of February 18, 2005, our operating companies had a total of approximately 1,550 employees and we had a corporate operations staff of 27 employees in London. In addition, we had four station finance directors who are appointed and paid by us, but whose costs are recharged to the operations. None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Note 20, "Segment Data" to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

We maintain our registered office in Bermuda. In addition, CME Development Corporation leases office space in London in one location.

Nova TV (Croatia) owns a building which houses broadcasting equipment and also leases offices and studio space in Zagreb. In Romania, MPI leases offices and studio space in Bucharest as well as in the majority of the key cities in Romania. In the Slovak Republic, STS owns its principal office and studio facility near Bratislava. In Slovenia, POP TV and Kanal A own a portion of a building in Ljubljana which contains facilities and offices. In Ukraine, Studio 1+1 leases offices in central Kiev and studio space in the suburbs of Kiev.

ITEM 3. LEGAL PROCEEDINGS

We present below a summary of our more significant proceedings by country.

CROATIA

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53 million (approximately US$ 9.4 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated NOVA TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and NOVA TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of NOVA TV (Croatia). On December 31, 2003, Global Communications entered into a agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought suit in order to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68 million (approximately US$ 12.1 million), claiming that AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. We believe that these counterclaims are without merit.

ROMANIA

There are no significant outstanding legal actions that relate to our business in Romania.

SLOVENIA

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.2 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.1 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We believe Mrs. Meglic’s claim is without merit and will continue to defend the claim. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at December 31, 2004.

SLOVAK REPUBLIC

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

UKRAINE

In July 2004, AITI launched proceedings against the Ukraine Media Council and Studio 1+1 to challenge the award of the additional nine-hour license to Studio 1+1. In September 2004, the Economic Court of Kiev dismissed this claim. AITI appealed to the Court of Appeal, which also found in favor of the Ukraine Media Council and Studio 1+1. AITI appealed to the more senior Court of Cassation, which also rejected the claim at a hearing dated January 11, 2005. AITI has lodged a request to appeal to the Supreme Court of Ukraine on February 18, 2005. The Supreme Court must also consent to accept the appeal and this process can take up to one year.  As at March 10, 2005 no such acceptance notice has been issued.  In the event the Supreme Court accepts this appeal we believe that there are no grounds for it to succeed as evidenced by the decisions of the Court of Appeal and Court of Cassation.

GENERAL

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

CZECH REPUBLIC

EXPECTED ACQUISITIONS

On December 13, 2004, we entered into a Framework Agreement with PPF to acquire 85% of PPF’s ownership interest in the TV Nova (Czech Republic) Group. On February 24, 2005 we entered into the Krsak Agreement to acquire the Krsak Interest. See “Operations by Country, Expected Acquisitions” in Part I, Item 1. At the completion of the transactions contemplated by the Framework Agreement, we will acquire an indirect 85% interest in Vilja and an indirect 85% interest in CP 2000, which provides certain services in respect of programming, production and the sale of advertising on behalf of the TV NOVA (Czech Republic) channel. Vilja holds 52.075% of CET 21, which holds the TV NOVA (Czech Republic) license. At the completion of the transaction contemplated by the Krsak Agreement, we will own a direct 16.67% interest in CET 21.

Companies within the TV Nova (Czech Republic) Group are party to litigation from time to time. Certain material proceedings in respect of the TV Nova (Czech Republic) Group are described below. We have not been party to any of these proceedings.

Claims Relating to the Vilja Shareholding in CET 21

On May 20, 2002, Vilja acquired its ownership interest in CET 21 from Messrs. Alan, Huncik and Venclik. On July 19, 2002, Peter Krsak, a shareholder of CET 21, filed a claim with the City Court in Prague challenging a number of CET 21 shareholder resolutions adopted by written consent (the “Krsak 2002 Petition”). In relevant, part, his complaint included challenges to (1) a decision of the CET 21 shareholders of April 22, 2002 to approve the transfer by Messrs. Alan and Venclik of their ownership interests in CET 21 to Vilja and (2) a written resolution of the CET 21 shareholders on the redistribution of a 60% interest in CET 21 then held by the company itself. (This 60% interest had previously been held by Vladimir Zelezny, who had been forced to relinquish it in an enforcement proceeding against him following his default on a judgment adverse to him in another proceeding). These claims, in effect, constitute a challenge to the ownership by Vilja of a 52.075% ownership interest in CET 21.

Among the grounds put forward by Mr. Krsak was that he was given insufficient time to respond to the proposed resolutions. In addition, with regard to the claim regarding the transfer of the interests held by Messrs Alan and Venclik, Mr. Krsak is contending that the transfer agreements do not describe the interests being transferred by them to Vilja with complete accuracy. In response to this petition, CET 21 argued, among other things, that the resolution had been duly delivered to Mr. Krsak in a timely manner, that the interest to be transferred to Vilja had been defined in good faith and that even a negative vote by Mr. Krsak on the shareholder resolutions would not have affected the outcome of the voting, which required a simple majority vote under the corporate documents of CET 21.

On June 18, 2003, before the City Court had issued a decision in the Krsak 2002 Petition, CET 21 petitioned the City Court to approve, among other things, the registration of Vilja in the commercial register maintained by the City Court (the “Commercial Register”) as the owner of 52.075% of CET 21 (the “CET 21 Petition”).

On November 20, 2003, the City Court found in favor of Mr. Krsak in respect of the Krsak 2002 Petition on the basis that he had had insufficient time to respond to the resolutions. In a hearing in respect of the CET 21 Petition on December 10, 2003, the City Court refused to register Vilja as requested in the CET 21 Petition and ordered the registration of a group of shareholders that had previously owned CET 21.

CET 21 filed an appeal on January 24, 2004 in respect of the CET 21 Petition to the High Court of Prague and a separate appeal on February 5, 2004 in respect of the Krsak 2002 Petition.

The High Court of Prague in a decision dated May 27, 2004 vacated the decision of the City Court in the CET 21 Petition. Furthermore, the decision of the High Court stated the legal position of the High Court on the following salient points: (1) the transfer agreements by which Vilja acquired a 52.075% interest in CET 21 are valid, (2) Zelezny held a 60% ownership interest in CET 21 pursuant to a shareholder resolution validly adopted in 1997, and (3) Zelezny ceased to hold a 60% interest in CET 21 following the successful completion of the enforcement proceeding. According to legal advice we have received from local counsel, the legal opinion expressed by the High Court in respect of the CET 21 Petition is binding on the City Court.

On October 18, 2004, the High Court of Prague, after concluding that the time limits to respond to the shareholder resolution were sufficient, vacated the decision of the City Court in the Krsak 2002 Petition and returned the case for further proceedings. The High Court instructed the City Court to give due regard in any further proceedings to other decisions taken in related matters, which, according to legal advice we have received from local counsel, includes the decision of the High Court dated May 27, 2004 in respect of the CET 21 Petition.

No further hearings have been scheduled in respect of the CET 21 Petition. In connection with the Krsak Agreement, a hearing in respect of the Krsak 2002 petition at the City Court of Prague scheduled for March 8, 2005 has been suspended by the parties.

The ability of the City Court to conduct further proceedings on the registration of Vilja as the owner of 52.075% of CET 21 requires the Supreme Court of the Czech Republic to release the share register of CET 21. The share register was lodged with the Supreme Court in connection with an extraordinary appeal by Mr. Krsak in an action originally initiated by CET 21 in 2000. In that action, CET 21 sought to register a replacement for Mr. Krsak as an executive of CET 21 following his removal. The City Court of Prague dismissed the petition. After the High Court of Prague amended the decision of the City Court and approved the registration of the change in directors, Mr. Krsak filed his extraordinary appeal on August 8, 2003. The Supreme Court has not scheduled a hearing in this matter. Prior to a hearing before the Supreme Court in this matter and a resolution thereof, there will not be a formal resolution of the CET 21 Petition and Vilja cannot be formally registered as a shareholder of CET 21.

Subject to the satisfaction of a certain conditions, the Krsak Agreement provides that Mr. Krsak will file petitions to withdraw all of his claims in respect of the TV Nova (Czech Republic) Group. In the event we have not obtained the consent of the Media Council within a prescribed time period, Mr. Krsak will have the right to file claims that might otherwise be time-barred. Notwithstanding such right, Mr. Krsak will be required to deliver petitions to withdraw all claims then existing in front of any relevant court and such petitions will have to have been registered by any such court in advance of receiving any payment for his ownership interest in CET 21 from us.

Claims brought by Alan, Huncik, Venclik and Gal

On May 7, 2003, Alan, Huncik, Venclik and Gal, former shareholders of CET 21, filed a claim against Krsak, Zelezny, CET 21, CEDC and CS with the City Court in Prague. The substance of this challenge concerns the basis on which Zelezny purported to increase his ownership interest in CET 21 to 60% in 1997. On July 4, 2003, CET 21 filed a response refuting the challenges.

Until Alan, Huncik and Venclik entered into transfer agreements with Vilja on May 20, 2002, they each held an interest in CET 21 (with 8.42% held by Alan, 4.34% by Huncik and 8.71% by Venclik). Following the decision of the City Court in Prague in respect of the Krsak 2002 Petition (which challenged the transfers by Alan and Venclik on the grounds that the interests being transferred to Vilja were inaccurately described), each of Alan, Huncik and Venclik entered into a second set of transfer agreements with Vilja intended to remedy any defects in the earlier transfer agreements. In addition, they and Gal entered into another set of agreements regulating, among other things, consideration for the interests transferred by Alan, Huncik and Venclik as well as their conduct in respect of the claim filed on May 7, 2003. Specifically, they undertook to withdraw this claim prior to any hearing. No hearing on this claim has been scheduled and this claim has not been withdrawn to date.

Claims Relating to the Interests of CS and CEDC in CET 21

On April 2, 2003, CS entered into an agreement with Vilja to transfer its 1.25% interest in CET 21 to Vilja. This transfer was approved by a resolution of the CET 21 shareholders adopted by written consent on May 16, 2003. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on August 8, 2003 to declare the shareholders resolution invalid. No hearing has been scheduled on this matter.

CET 21 adopted a shareholder resolution by written consent on January 5, 2004 to approve the transfer of the 1.25% interest of CEDC in CET 21 to PPF. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on February 2, 2004 to declare this shareholders resolution invalid. No hearing has been scheduled on this matter.

The consent of the Czech Media Council to the transfer of each of these 1.25% interests has been requested but has not yet been issued.

The Krsak Agreement provides for the withdrawal by Mr. Krsak of these claims.

Disposition of the CET 21 Interest Held by CET 21

Following an enforcement proceeding against Vladimir Zelezny in another matter, his 60% interest passed to CET 21 and is held by it. The CET 21 shareholder resolution of July 4, 2002 provided for the redistribution of this 60% interest among Vilja, Krsak, CEDC and CS, the four remaining shareholders of CET 21. Only Vilja elected to participate in the redistribution of that interest; it acquired its pro rata portion of the 60% interest and thereby increased its ownership in CET 21 to 52.075% (from a 20.83% interest of an aggregate 40% interest then held by the four remaining shareholders). None of Krsak, who holds a 16.67% interest in CET 21, or CS or CEDC, which each holds a 1.25% interest, participated in the redistribution. As a result, their pro rated portions of the 60% interest (equal to an aggregate 28.755% interest in CET 21) continue to be held by CET 21 itself. CET 21 cannot dispose of this 28.755% interest prior to the resolution of claims relating to the Vilja ownership interest described above.

Other Claims

On January 25, 2005, Mr. Krsak filed an action on his own behalf and on behalf of CET 21 against twenty-five parties, including members of the PPF Group, CP 2000, Vilja, and certain former and current members of management. In his filing, Mr. Krsak is claiming damages to himself in the amount of approximately CZK 1.25 billion (approximately US$ 56.0 million) and on behalf of CET 21 in the amount of approximately CZK 7.5 billion (approximately US$ 335.9 million). The substance of this claim is that various entities and persons controlling CET 21 caused CET 21 damage by entering into agreements on disadvantageous terms with service companies related to such controlling person, (such as CP 2000 and Mag Media ).

Based on advice we have received from local counsel, Mr. Krsak may not have standing to bring this claim against any of the named parties other than the directors of CET 21 without the affirmative participation of CET 21 management, which has been appointed by Vilja. In addition, no hearing will be scheduled prior to the payment of court fees of approximately CZK 1 million (approximately US$ 0.05 million).

The Krsak Agreement provides for the withdrawal by Mr. Krsak of these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Common Stock of Central European Media Enterprises Ltd. began trading on the Nasdaq National Market on October 13, 1994 under the trading symbol "CETV."

On March 3, 2005 the last reported sales price for the Class A Common Stock was US$ 51.20.

The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years. All share information has been adjusted to reflect the two-for-one stock splits which took effect on January 10, 2003 and November 5, 2003.

Price Period	High (US$)	Low (US$)
2003
First Quarter	6.78	5.20
Second Quarter	11.55	5.99
Third Quarter	12.94	10.80
Fourth Quarter	17.30	12.73
2004
First Quarter	21.32	17.50
Second Quarter	23.18	18.13
Third Quarter	29.12	22.34
Fourth Quarter	40.27	28.60

At February 18, 2004, there were 24 holders of record (including brokerage firms and other nominees) of the Class A Common Stock, approximately 4,780 beneficial owners of the Class A Common Stock, and 10 holders of record of the Class B Common Stock. There is no public market for the Class B Common Stock. Each share of Class B Common Stock has 10 votes.

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our Common Stock. Our ability to pay cash dividends is primarily dependent upon receipt of dividends or distributions from our subsidiaries, over some of which we have limited control.

UNREGISTERED SALES OF STOCK

We did not sell any equity securities in 2004 that were not registered under the Securities Act of 1933.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2004. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have derived the consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and December 31, 2003 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K as restated to reflect the adoption of FIN 46 (R).

	For the years ended December 31,
	2004	2003 (1)	2002 (1)	2001 (1)	2000 (1)
	(US$ 000’s, except per share data)
OPERATING DATA:
Net Revenues	$182,339	$124,978	$99,143	$84,116	$79,462
Total station operating costs and expenses	112,071	82,631	67,607	61,361	77,122
Station selling, general and administrative expenses	22,112	14,245	14,256	21,511	17,005
Corporate operating costs (including non-cash stock based compensation)	29,185	32,512	15,814	7,812	8,262
Amortization of intangibles	231	-	-	1,747	1,670
Operating income/(loss)	18,740	(4,410)	1,466	(8,315)	(24,597)
Interest income	4,318	5,507	1,841	2,283	-
Interest expense	(1,203)	(12,010)	(17,453)	(18,436)	(17,754)
Foreign currency exchange gain/ (loss), net	(574)	(10,023)	(10,247)	1,677	(2,176)
Other income/(expense)	(698)	(2,458)	1,738	(3,682)	(391)
Change in the fair value of derivative	-	-	1,108	(1,576)	-
Loss on write down of investment	-	-	(2,685)	-	-
Gain on sale of investment	-	-	-	-	17,186
Gain on sale of subsidiary (2)	-	-	-	1,802	-
Income/(loss) before provision for income taxes, minority interest, equity in income/(loss) of unconsolidated affiliates and discontinued operations	20,583	(23,394)	(24,232)	(26,247)	(27,732)
Provision for income taxes	(11,089)	(3,760)	(3,746)	(2,213)	(88)
Income/(loss) before minority interest, equity in income/(loss) of unconsolidated affiliates and discontinued operations	9,494	(27,154)	(27,978)	(28,460)	(27,820)
Minority interest in (income)/loss of consolidated subsidiaries	(4,106)	(676)	(576)	2,138	(107)
Equity in income/(loss) of unconsolidated affiliates	10,619	3,629	3,448	1,082	(1,691)
Net income/(loss) from continuing operations	16,007	(24,201)	(25,106)	(25,240)	(29,618)
Discontinued operations (3) :
Pre-tax income/(loss) from discontinued operations (Czech Republic)	146	384,213	11,922	413	(7,880)
Tax benefit/(charge) on disposal of discontinued operations (Czech Republic)	2,378	(14,000)	(1,000)	-	-
Pre-tax income from discontinued operations (Hungary)	-	-	-	2,716	-
Income/(loss) on discontinued operations	2,524	370,213	10,922	3,129	(7,880)
Net income/(loss)	$18,531	$346,012	$(14,184)	$(22,111)	$(37,498)

	For the years ended December 31,
	2004	2003 (1)	2002 (1)	2001 (1)	2000 (1)
	(US$ 000's, except per share data)
PER SHARE DATA: (4)
Net income/(loss) per common share from :
Continuing operations - basic	$0.57	$(0.91)	$(0.95)	$(0.95)	$(1.12)
Continuing operations - diluted	0.55	(0.91)	(0.95)	(0.95)	(1.12)
Discontinued operations - basic (as restated) (5)	0.09	13.97	0.41	0.12	(0.30)
Discontinued operations - diluted (as restated) (5)	0.09	13.97	0.41	0.12	(0.30)
Net income/(loss) - basic (as restated) (5)	0.66	13.06	(0.54)	(0.84)	(1.42)
Net income/(loss) - diluted (as restated) (5)	$0.64	$13.06	$(0.54)	$(0.84)	$(1.42)
Weighted average common shares used in computing per share amounts (000s)
Continuing operations - Basic (as restated) (5)	27,871	26,492	26,451	26,449	26,440
Continuing operations - Diluted (as restated) (5)	29,100	26,492	26,451	26,449	26,440
Discontinued operations - Basic (as restated) (5)	27,871	26,492	26,451	26,449	26,440
Discontinued operations - Diluted (as restated) (5)	29,100	26,492	26,451	26,449	26,440
Net income - Basic (as restated) (5)	27,871	26,492	26,451	26,449	26,440
Net income - Diluted (as restated) (5)	29,100	26,492	26,451	26,449	26,440

BALANCE SHEET DATA:
Current assets	$265,049	$266,891	$109,558	$81,024	$97,777
Non-current assets	179,590	101,861	74,464	75,114	98,406
Total Assets	444,639	368,752	184,022	156,138	196,183
Current liabilities	109,745	71,116	77,156	79,619	86,337
Non-current liabilities	23,826	24,112	202,742	165,315	175,724
Total Liabilities	133,571	95,228	279,898	244,934	262,061
Shareholders' Equity/(Deficit)	$311,068	$273,524	$(95,876)	$(88,796)	$(65,878)

(1) Restated to reflect the adoption of FIN 46 (R)

(2) On November 22, 2001 we sold our 70% interest in Video Vision International Srl and a gain of US$ 1.8 million has been recognized.

(3) In 2003 we sold our 93.2% participation interest in CNTS, our former Czech operating company, for US$ 53.2 million. In 2000 we sold substantially all of our Hungarian operations to SBS. Our financial statements present the operations of the Czech Republic and Hungary as discontinued operations for all periods.

(4) All per share data has been adjusted for the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003.

(5) For further information, see Part II, Item 8, Note 24, "Earnings Per Share".

Quarterly Results and Seasonality

The following table sets forth unaudited financial data for each of our last eight fiscal quarters

	For the year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(US$ 000’s, except per share data)
Income Statement data:
Net Revenues	35,848	44,886	36,543	65,062
Operating Income/(Loss)	6,022	8,771	(6,736)	10,683
Net Income/(Loss)	5,171	6,032	(5,647)	12,975
Net Income/(Loss) per share:
Basic EPS	$0.19	$0.22	$(0.20)	$0.46
Effect of diluted securities	(0.01)	(0.01)	-	(0.02)
Diluted EPS	$0.18	$0.21	$(0.20)	$0.44

	For the year ended December 31, 2003 (1)
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(US$ 000’s, except per share data)
Income Statement data:
Net Revenues	24,598	33,307		22,272	44,801
Operating Income/(Loss)	(29)	(2,370)		(5,686)	3,675
Net Income/(Loss)	(11,287)	330,826	(2)	(6,586)	33,059	(3)
Net Income/(Loss) per share:
Basic EPS	$(0.43)	$12.50		$(0.25)	$1.24
Effect of diluted securities	-	-		-	(0.08	)(4)
Diluted EPS	$(0.43)	$12.50	(4)	$(0.25)	$1.16	(4)

(1) Restated to reflect the adoption of FIN 46 (R)

(2) The net income of US$ 330.8 million in the three months ended June 30, 2003 was primarily due to the receipt of US$ 358.6 million following the findings of the tribunal in our UNCITRAL Arbitration.

(3) The net income of US$ 33.1 million in the three months ended December 31, 2003 was primarily due to the sale of our 93.2% participation interest in CNTS, our former Czech operating company, for US$ 53.2 million.

(4) As restated, for further information, see Part II, Item 8, Note 24, "Earnings Per Share".

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the sections entitled “Forward Looking Statements” and "Risk Factors" in Part I, Item 1.

Contents

I.	Executive Summary
II.	General Market Information
III.	Analysis of Segment Results
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates
VII.	Related Party Matters

I. Executive Summary

Management Changes

•	On February 2, 2004, Michael N. Garin was appointed Chief Executive Officer, succeeding Fred T. Klinkhammer who will retire as Vice-Chairman on March 22, 2005.

•
On November 22, 2004, Marina Williams was appointed as Executive Vice-President responsible for overseeing existing broadcast assets, the development of new regional business opportunities, and the integration of acquired properties into our operating structure.

Continuing Operations

The following table provides a summary of our consolidated results for each of the three years ended December 31, 2004:

	For the year ended December 31, (US$000's)
	2004	2003	Movement	2003	2002	Movement
Net Revenues	182,339	124,978	57,361	124,978	99,143	25,835

Operating income/(loss)	18,740	(4,410)	23,150	(4,410)	1,466	(5,876)
Net income/(loss) from continuing operations	16,007	(24,201)	40,208	(24,201)	(25,106)	905
Net income/(loss)	18,531	346,012	(327,481)	346,012	(14,184)	360,196

The principal events of 2004 are as follows:

•
In the twelve months ended December 31, 2004, our total Segment EBITDA margin (defined as the ratio of Segment EBITDA to Segment Net Revenues) reached 30% as compared to 26% for the twelve months ended December 31, 2003 (Segment EBITDA is defined and reconciled to our consolidated US GAAP results in Part II, Item 8, Note 20, "Segment Data").

•
On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle our tax liabilities in the Netherlands, including for the award we received in the arbitration against the Czech Republic, through 2003 for a payment of US$ 9 million (see Part II, Item 8, Note 14, "Commitments and Contingencies").

•	On March 29, 2004, we increased our holding in our Romanian operations to 80.0% for a total consideration of US$ 20.3 million.

•	On April 19, 2004 our Romanian operations launched with minimal additional investment our second cable channel PRO CINEMA, which broadcasts series, films and documentaries.

•
On July 1, 2004, the Supreme Court of Ukraine rejected an appeal lodged by AITI, a Ukrainian broadcasting company, which had sought to challenge the validity of the grant of the 15-hour per day broadcasting license awarded to Studio 1+1 in 1996.

•
On July 16, 2004, we acquired 100% of Nova TV (Croatia) and OK in Croatia for Euro 20.3 million (approximately US$ 24.7 million at the time of acquisition) (for further information, see Part II, Item 8, Note 9, "Acquisitions and Disposals").

•
On July 21, 2004 the Ukrainian Media Council awarded Studio 1+1, our Ukrainian operation, the license to broadcast for the remaining nine hours per day (for further information, see Part II, Item 8, Note 1, "Organization and Business").

•	On October 14, 2004 we celebrated the 10th anniversary of our listing on the NASDAQ exchange.

•
On December 13, 2004 we entered into an agreement to acquire from PPF an 85% ownership interest in the TV Nova (Czech Republic) Group, which operates TV NOVA (Czech Republic), the most-watched television channel in Central and Eastern Europe in terms of audience share (the "TV Nova (Czech Republic) Acquisition"). The principal operating companies of the TV Nova (Czech Republic) group are CP 2000, a.s., Mag Media 99 a.s., and CET 21 s.r.o. (“CET 21”). In addition, on February 24, 2005, we entered into an agreement with Peter Krsak to acquire his entire ownership interest in CET 21, the company holding the broadcasting license for TV NOVA (Czech Republic) (the “Krsak Agreement”) (for further information, see Part I, Item 1, "Operations by Country, Expected Acquisitions").

Future Trends

•
Our Board, after extensive discussions with both management and outside advisors in 2003, agreed on a strategic plan to expand our business. It was decided that our geographic focus would remain in Central and Eastern Europe, and that our core business would remain television. We identified three categories of development:

•	Acquisition of additional ownership in our present operations, which is regarded as the strategy with the least risk due to our knowledge of these operations;
•	Acquisition of one or more established businesses in the Balkans, particularly in the states of the former Yugoslavia, which would allow us to capitalize on our success in Slovenia; and
•	Acquisition of a broadcaster in one of the substantially larger markets of Central or Eastern Europe, which would likely give rise to a significant increase in the scale of our business.

•	We achieved success in all three categories during the course of 2004.
•	In March 2004, we increased our interest in our Romanian operations from 66% to 80%;
•	In July 2004, we acquired Nova TV (Croatia); and
•	On December 13, 2004, we entered into a definitive agreement with the PPF Group to acquire a controlling interest in TV NOVA (Czech Republic).

•
In 2005, we will be focused on enhancing the performance of our Croatian operations and on the completion of the TV Nova (Czech Republic) Acquisition and the integration of the TV Nova (Czech Republic) Group into our operations.

•
We are planning on further investment in our Croatian operations. We expect to increase our audience share by acquiring higher quality programming and making additional strategic investments in local productions as well as by making limited capital investment in order to extend our technical reach. We expect total investment to be in excess of US$ 15 million.

•	In the Czech Republic we anticipate that we will complete the TV Nova (Czech Republic) Acquisition in the second quarter of 2005. A successful implementation of the Krsak Agreement in connection with the TV Nova (Czech Republic) Acquisition will allow us to terminate most of the litigation surrounding the TV Nova (Czech Republic) Group and simplify the ownership and operating structure of the TV Nova (Czech Republic) Group, which will facilitate the integration of the TV Nova (Czech Republic) Group into our operations. The TV Nova (Czech Republic) Group reported total net revenues of US$ 207.8 million, operating profit of US$ 92.7 million and net income of US$ 55.0 million. For the twelve months ended December 31, 2004, the TV Nova (Czech Republic) Group reported a depreciation charge of US$ 6.7 million and a net debt position of US$ 67 million as at December 31, 2004. (All of these figures are determined in accordance with US GAAP. The accounting policies used in compiling the combined accounts for the TV Nova (Czech Republic) Group may differ from those used by us, and the basis of combination of the entities included in the TV Nova (Czech Republic) Group may differ from the basis of consolidation that we apply to the inclusion of those entities in our accounts following completion.)

•
With the addition of the TV Nova (Czech Republic) Group to our operations, we would be operating a business with estimated net revenues nearly two times our current levels and we would expect to generate significant positive net income and cash-flow from our operations. We will also have a large amount of debt on our balance sheet as a result of the TV Nova (Czech Republic) Acquisition (including indebtedness of the TV Nova (Czech Republic) Group) and the related financing. However, we believe that the results of operations and our cash flows will be sufficient to meet our debt service obligations.

II. General Market Information

Markets

Our revenue generating operations are located in Central and Eastern Europe, namely Croatia, Romania, the Slovak Republic, Slovenia and Ukraine. Revenues primarily result from the sale of advertising time.

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, “Quarterly Results and Seasonality” for further discussion.

Television Advertising Markets

There is no objective source for reliable information on the size of television advertising spending in our markets. The following table sets out our estimates of the development of advertising spending by market in US$ millions.

Country	1999	2000	2001	2002	2003	2004

Croatia						90 - 100

Romania	65 - 75	65 - 75	60 - 70	65 - 75	85 - 95	110 - 120

Slovak Republic	35 - 45	35 - 45	35 -45	40 - 50	60 - 70	75 - 85

Slovenia	40 - 50	40 - 50	45 - 55	45 - 55	45 - 55	50 - 60

Ukraine	25 - 35	40 - 55	70 - 85	85 - 100	100 - 115	130 - 140

European Union Expansion

Slovenia and the Slovak Republic acceded to the European Union ("EU") in May 2004. It is currently anticipated that Romania and Croatia will accede after 2007. Accession to the EU is likely to bring certain positive developments. All countries joining the EU become subject to EU legislation and we believe that the ongoing progress towards EU entry reduces the political and economic risks of operating in the emerging markets of Central and Eastern Europe. The reduction in political risk factors may encourage increased foreign investment that will be supportive of economic growth. Accession to the EU may also bring certain negative developments. The adoption of EU compliant legislation in connection with accession may result in the introduction of new standards affecting industry and employment and compliance with such new standards may require increased spending.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our segments are comprised of Croatia, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our segments based on Segment EBITDA. Segment EBITDA includes STS and Markiza (our operating and license companies in the Slovak Republic) and certain Romanian operations which are not consolidated under US GAAP.

Our key performance measure of the efficiency of our business segments is EBITDA margin. We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue. We believe a 30% Segment EBITDA margin can be achieved and sustained by each station.

Our assets and liabilities are managed centrally and are reported internally in the same manner as the consolidated financial statements, consequently no additional segment information is provided in respect of assets and liabilities.

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs, stock based compensation and amortization of intangibles);

•	changes in the fair value of derivatives;

•	foreign currency exchange gains and losses; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments).

We use Segment EBITDA as a component in determining management bonuses.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the years ended December 31, 2004, 2003 and 2002 see Part II, Item 8, Note 20, "Segment Data".

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)
	2004	(1)	2003	(1)	2002	(1)
Segment Net Revenue
Croatia (NOVA TV)	$9,757	4%	$-	-%	$-	-%
Romania (2)	76,463	31%	51,177	29%	33,547	24%
Slovak Republic (MARKIZA TV)	61,576	25%	50,814	29%	38,397	28%
Slovenia (POP TV and KANAL A)	45,388	18%	37,168	21%	33,864	25%
Ukraine (STUDIO 1+1)	53,351	22%	36,633	21%	31,732	23%
Total Segment Net Revenue	$246,535	100%	$175,792	100%	$137,540	100%

Segment EBITDA
Croatia (NOVA TV)	$(3,756)	(5)%	$-	-%	$-	-%
Romania (2)	25,198	34%	12,206	27%	6,347	20%
Slovak Republic (MARKIZA TV)	18,975	25%	11,657	26%	7,132	23%
Slovenia (POP TV and KANAL A)	19,077	26%	13,173	29%	11,052	35%
Ukraine (STUDIO 1+1)	14,729	20%	7,999	18%	6,890	22%
Total Segment EBITDA	$74,223	100%	$45,035	100%	$31,421	100%

Segment EBITDA Margin	30%		26%		23%

(1) Percentage of Total Segment Net Revenue / Total Segment EBITDA
(2) Romanian channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM, and INFOPRO.
(3) We defined Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) CROATIA

SEGMENT FINANCIAL INFORMATION
For the Year Ended December 31, (US $000's) (1)
2004
Croatian Net Revenues	$ 9,757
Croatian EBITDA	$ (3,756)
Croatian EBITDA Margin	(38)%
(1) The results shown are for the period since acquisition of the Croatian operations in July 2004

Market Background: Croatia is our newest market; we acquired our Croatian operations on July 16, 2004. The television advertising market in Croatia has shown growth of approximately 4% in 2004 and is expected to grow at a single digit percentage in 2005. It is expected that Croatia will accede to the EU after 2007.

NOVA TV (Croatia) is ranked fourth (of four channels ranked) in the market based on its national all-day audience share of 14.3% for 2004. The major competitors are the two state-owned channels HRT1 and HRT2, with national all-day audience shares for 2004 of 39.1% and 17.8%, respectively, and RTL with 16.7%.

•
Net Revenues for 2004 consisted in part of barter revenue, principally generated from contracts already in existence at the date of acquisition. Most such contracts expired at the end of 2004. New management appointed in September 2004 continues to focus on converting revenues derived from barter to cash.

•
Croatian Segment EBITDA for 2004 was a loss of US$ 3.8 million which is substantially attributable to a lack of investment in quality programming during the first half of 2004 as well as the impact of advertising agreements entered into on unfavorable terms that were assumed at the completion of our acquisition of the Croatian operations.

Costs charged in arriving at Segment EBITDA for 2004 included US$ 6.0 million of programming costs and US$ 2.1 million of salaries and related costs.

(B) ROMANIA

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Romanian Net Revenues	76,463	51,177	25,286	51,177	33,547	17,630
Romanian EBITDA	25,198	12,206	12,992	12,206	6,347	5,859
Romanian EBITDA Margin	33%	24%	9%	24%	19%	5%

Market Background: Romania is one of the fastest growing economies in Central and Eastern Europe. The television advertising market showed growth of approximately 28% for 2004 and we expect it to show continued strong growth in 2005. We believe that Romania’s preparations to accede to the EU after 2007 will continue to support strong growth rates in television advertising spending in the period running up to accession, as has been the experience with earlier entrants.

PRO TV, our main channel, and ACASA, a cable channel, are ranked second and fourth in the market based on their national all day audience shares for 2004 of 15.8% and 7.4%, respectively. The major competitors are the state channel TVR1 with a national all-day audience share of 22.0% and Antena 1, a privately owned channel, with 12.4%. One of the reasons for TVR1’s higher all-day audience share is that it is the only significant broadcaster with coverage across almost the entire country. Advertisers, however, evaluate audience share within a channel's coverage area and by this measure PRO TV ranks first and ACASA fourth (of seven stations ranked) in all-day audience share. Both of our stations cover the important urban markets, which are targeted by advertisers.

In April 2004 our Romanian operation launched a second cable channel PRO CINEMA. It had a national all day audience share of 0.6% for 2004.

•
Net Revenues for 2004 increased by 49% over 2003 due to several factors. The increase in revenues was primarily due to the growth in the television advertising market, which contributed approximately US$ 14.0 million. The balance of the increase in net revenues, approximately US$ 11.3 million, was due to an increase in prices charged for advertising, additional inventory for advertising spots created by the launch of PRO CINEMA and greater sales of inventory across all of our channels.

Net Revenues for 2003 increased by 53% over 2002, reflecting the increase in advertising prices and revenues from a conversion of a related-party barter agreement into a cash generating arrangement.

•	Romanian Segment EBITDA for 2004 increased by 106% over 2003, delivering an EBITDA margin of 33%, which represents a significant increase over the 24% margin delivered in the prior year.

Costs charged in arriving at 2004 EBITDA grew by US$ 12.3 million or 32% over 2003. The cost of programming in 2004 increased by US$ 9.4 million or 46% over 2003 due to a 47% increase in the charge for amortization of acquired programming rights and an increase of 46% in local production costs. The increase in amortization of acquired programming was the result of a combination of planned investment in more popular programming, an increase in the price of acquired programming and an increase in hours amortized due to the introduction of the new PRO CINEMA channel. Other operating costs and expenses in 2004 increased by US$ 1.8 million over 2003 mainly as a result of the increase in salary costs and bonuses. In 2003 we recorded a decrease in expenses as a result of bad debt reversals.

EBITDA for 2003 increased by US$ 5.9 million compared to 2002. Costs charged in arriving at EBITDA for 2003 increased by 43% over 2002, mainly due to higher amortization of programming rights and staff costs.

(C) SLOVAK REPUBLIC

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Slovak Republic Net Revenues	61,576	50,814	10,762	50,814	38,397	12,417
Slovak Republic EBITDA	18,975	11,657	7,318	11,657	7,132	4,525
Slovak Republic EBITDA Margin	31%	23%	8%	23%	19%	4%

Market Background: The television advertising market showed growth of approximately 11% in local currency terms in 2004. Growth rates were driven by local inflation and the re-allocation of advertising spending to the television advertising market from other advertising media. Measured in US dollars, the television advertising market grew by an estimated 20% in 2004 with the difference in growth from the local market growth being due to the weakening of the US dollar in the period. We anticipate the television advertising market will grow between 10% and 20% in 2005. The Slovak Republic acceded to the EU in May 2004.

MARKIZA TV is the leading broadcaster in the Slovak Republic with a national all-day audience share for 2004 of 39.8%. The major competitor is the state channel STV1, with a national all-day audience share of 20.0%. The national all-day audience share of TV JOJ, the only other significant privately owned broadcaster, grew from 11.3% in 2003 to 12.9% in 2004. Following the recent introduction of peoplemeters, the national all-day audience share of MARKIZA TV has been 35%.

•
Net Revenues increased by 21% in 2004 compared to 2003. Revenue growth in local currency terms in 2004 was 7%. This was attributable to an expansion of the television advertising market and an increase in our prices early in 2004.

Net Revenues increased 32% in 2003 compared to 2002, largely due to a weakening US dollar. In local currency terms, revenues grew by 7% in 2003 compared to 2002, in line with the growth of the television advertising market in that period.

•
Slovak Republic Segment EBITDA increased 63% in 2004 compared to 2003 and the EBITDA margin increased to 31% in 2004 from 23% in 2003. Local currency EBITDA growth was 43% in 2004 compared to 2003. Costs charged in arriving at EBITDA in 2003 include a US$ 1.1 million provision for a disagreement over distributions to partners. This expense was reversed in 2004 following a resolution of the disagreement. Significant programming amortization savings were also made in 2004.

EBITDA in 2003 increased by 63% over 2002, with underlying local currency growth of 36% against 2002. The EBITDA margin increased from 19% in 2002 to 23% in 2003.

(D) SLOVENIA

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Slovenian Net Revenues	45,388	37,168	8,220	37,168	33,864	3,304
Slovenian EBITDA	19,077	13,173	5,904	13,173	11,052	2,121
Slovenian EBITDA Margin	42%	35%	7%	35%	33%	2%

Market Background: The television advertising market in 2004 showed growth of approximately 9% in local currency terms and 21% in Euros, the currency in which the majority of our sales are denominated. Measured in US dollars, the television advertising market grew by an estimated 10% in 2004 compared to 2003 with the difference in growth from the Euro-denominated growth being the weakening of the US dollar in the period. We expect the market to show slow growth in 2005.

Our channels POP TV and KANAL A were ranked first and fourth (of four stations ranked) in the market based on national all-day audience shares of 27.6% and 8.3%, respectively. The main competitors are state broadcasters SLO1 and SLO2, with national all-day audience shares of 25.8% and 10.6%, respectively.

•
Net Revenues increased by 22% in 2004 over 2003, due in part to the weaker US dollar compared to the Euro. In local currency terms, revenues increased by 14% in 2004 compared to 2003. The increase in advertising revenues is a result of higher average spot prices and increased advertising spending by major advertisers (including Danone, Benckiser Adriatic, Unilever and mobile phone operator Planet). Approximately US$ 3.0 million (7.4%) was due to higher spot prices and approximately US$ 1.6 million ( 4%) was due to higher sales volumes.

Net revenues increased 10% in 2003 compared to 2002. This was due to a weakening US dollar. In local currency terms, revenues decreased by 6% in 2003 compared to 2002, in line with the decrease in the television advertising market compared to 2002, when additional revenues were generated by our broadcast of the 2002 soccer World Cup in which Slovenia participated.

•
Slovenian Segment EBITDA increased by 45% in 2004 over 2003, resulting in an EBITDA margin of 42% in 2004 compared to 35% in 2003. This reflects an increase in revenues as well as reductions in operating costs resulting from local management's cost control measures.

Costs charged in arriving at segment EBITDA in 2004 increased by 10% compared to 2003. In local currency terms, costs charged in arriving at Segment EBITDA increased by 2%. Expenditure on programming was reduced by US$ 0.3 million through changes to the programming schedule. Resolution of uncertainties affecting transmission fees resulted in both lower costs and a provision write-back which together generated a saving of US$ 0.4 million compared to the year 2003.

EBITDA increased by 19% in 2003 over 2002 following the implementation of cost control measures limiting cost base growth to 5%. Consequently, the EBITDA margin in 2003 increased to 35%, an improvement of 2% over 2002.

(E) UKRAINE

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Ukrainian Net Revenues	53,351	36,633	16,718	36,633	31,732	4,901
Ukrainian EBITDA	14,729	7,999	6,730	7,999	6,890	1,109
Ukrainian EBITDA Margin	28%	22%	6%	22%	22%	-%

Market Background: The television advertising market showed growth of approximately 24% for 2004, and we currently anticipate that it will continue to show strong growth in 2005.

STUDIO 1+1 was ranked second based on a national all-day audience share of 21.2%. Following the award of a license for nine additional broadcasting hours, Studio 1+1 increased its broadcasting time from 15 to 24 hours per day since September 2004. The main competitors of Studio 1+1 are Inter, with a national all-day audience share of 23.2%, and Novi Kanal, with 10%. STUDIO 1+1's prime time audience share is 27.2% compared to Inter's 26.0%.

•	Net Revenues increased by 46% in 2004 over 2003 due to an increase in prime time audience share from 25.8% to 27.2% and an exceptionally strong growth rate in the television advertising market.

Net revenues for 2003 increased by 15% over 2002, which was below the rate of growth for the television advertising market due to weaker ratings for STUDIO 1+1 in 2003.

•	Ukrainian Segment EBITDA for 2004 increased by 84% over 2003 to US$ 14.7 million, resulting in an EBITDA margin of 28% for 2004, 6% above 2003.

Costs charged in arriving at EBITDA increased by US$ 10.0 million in 2004 compared to 2003. This included a US$ 5.5 million increase in the cost of programming. The increase related primarily to the increased investment in popular Russian programming, the price of which has grown by approximately 40% year on year, as well as the additional cost of programming broadcast on the expanded nine hour schedule since September 2004. Russian programming continues to generate the highest ratings and is essential to maintain strong prime time ratings. Salaries and benefits increased by US$ 1.6 million, a large portion of which was staff bonuses. Transmission costs increased by US$ 1.4 million due to additional hours of broadcasting since September and changes to contractual prices with the provider. Business taxes increased by US$ 0.9 million primarily due to increased withholding tax on syndicated programming.

EBITDA for 2003 increased by 16% over 2002 to US$ 8.0 million, resulting in an EBITDA margin of 22% for 2003, in line with 2002. Costs charged in arriving at EBITDA grew by US$ 3.8 million in 2003 compared with 2002, an increase of 15%, in line with revenue growth. This was principally due to the increased cost of programming.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for 2004, 2003 and 2002 were as follows:

	For the Years Ended December 31, (US$ 000’s)
	2004	2003 (1)	2002 (1)
Production expenses	$29,458	$20,657	$17,137
Program amortization	42,335	30,090	20,423
Cost of Programming	$71,793	$50,747	$37,560
(1) Restated to reflect the adoption of FIN 46 (R).

The amortization of acquired programming for each of our consolidated operations and for our operations in the Slovak Republic (MARKIZA TV) for 2004, 2003 and 2002 is set out in the table below. For comparison the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming by our operations in Croatia, Romania, Slovenia and Ukraine is reflected within net cash provided by/(used in) continuing operating activities in our consolidated statement of cash flows.

	For the Years Ended December 31, (US$ 000's)
	2004	2003 (1)	2002 (1)
Program amortization:
Croatia (NOVA TV)	$3,695	$-	$-
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	18,215	12,413	7,830
Slovenia (POP TV and KANAL A)	5,117	5,326	5,212
Ukraine (STUDIO 1+1)	15,308	12,351	7,381
	42,335	30,090	20,423
Slovak Republic (MARKIZA TV)	9,038	9,392	8,429
	$51,373	$39,482	$28,852

Cash paid for programming:
Croatia (NOVA TV)	$3,076	$-	$-
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	22,164	14,876	9,570
Slovenia (POP TV and KANAL A)	5,177	5,587	4,380
Ukraine (STUDIO 1+1)	21,022	11,534	9,343
	51,439	31,997	23,293
Slovak Republic (MARKIZA TV)	8,120	9,088	7,787
	$59,559	$41,085	$31,080
(1) Restated to reflect the adoption of FIN 46 (R).

IV. Analysis of the Results of Consolidated Operations

OVERVIEW

We consolidate the financial statements of entities in which we hold more than a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FIN 46 (R). (For further discussion, see Part II, Item 8, Note 2, "Summary of Significant Accounting Policies" and Note 25, “Subsidiaries and Investments”). We consolidate our operations in Croatia, Romania (with the exception of Radio Pro), Slovenia and Ukraine.

Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. We account for our operations in the Slovak Republic in this manner.

IV (a) Net Revenues comparative for 2004 - 2002

	Consolidated Net Revenues
	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Croatia	$9,757	$-	$9,757	$-	$-	$-
Romania	73,843	51,177	22,666	51,177	33,547	17,630
Slovenia	45,388	37,168	8,220	37,168	33,864	3,304
Ukraine	53,351	36,633	16,718	36,633	31,732	4,901
Total Consolidated Net Revenues	$182,339	$124,978	$57,361	$124,978	$99,143	$25,835

Our consolidated net revenues increased by 46% in 2004 over 2003 due to:

•	US$ 9.8 million of net revenues from our Croatian operations following the acquisition in July 2004 as described above in "Analysis of Segment Results";

•	A 44% increase in the net revenues of our Romanian operations as described above in "Analysis of Segment Results";

•	A 22% increase in the net revenues of Slovenian operations as described above in “Analysis of Segment Results"; and

•	A 46% increase in the net revenues of our Ukrainian operations as described above in “Analysis of Segment Results".

Our consolidated net revenues increased by 26% in 2003 over 2002 due to a:

•	53% increase in the net revenues of our Romanian operations as described above in "Analysis of Segment Results";

•	10% increase in the net revenues of Slovenian operations as described above in “Analysis of Segment Results"; and

•	15% increase in the net revenues of our Ukrainian operations as described above in "Analysis of Segment Results".

IV (b) Station Operating Costs and Expenses comparative for 2004 - 2002

	Consolidated Station Operating Costs and Expenses
	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Croatia	$10,163	$-	$10,163	$-	$-	$-
Romania	45,244	36,329	8,915	36,329	27,001	9,328
Slovenia	23,388	21,862	1,526	21,862	20,926	936
Ukraine	33,276	24,440	8,836	24,440	19,680	4,760
Total Consolidated Station Operating Costs and Expenses	$112,071	$82,631	$29,440	$82,631	$67,607	$15,024

Total consolidated station operating costs and expenses (including amortization of programming rights and depreciation of fixed assets and other intangibles) increased by 36% in 2004 compared to 2003 primarily due to:

•	US$ 10.2 million of station operating costs and expenses relating to our Croatian operations, acquired on July 16, 2004;

•
A 25% increase in the station operating costs and expenses of our Romanian operations. Programming amortization increased by US$ 5.8 million due to increases in the price of acquired programming, scheduling for extra hours of programming following the launch of PRO CINEMA, and a US$ 3.2 million increase in production expenses; and

•
A 36% increase in the station operating costs and expenses of our Ukrainian operations. Programming amortization increased by US$ 3.0 million and production expenses increased by US$ 2.7 million due to a combination of extra hours in the programming schedule from September 2004 and increases in the prices of Russian programming. Salaries and benefits increased by US$ 1.6 million, a large portion of which were staff bonuses. Transmission costs and business taxes increased by US$ 1.4 million and US$ 0.9 million respectively.

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 22% in 2003 compared to 2002 primarily due to a:

•
35% increase in the station operating costs and expenses of our Romanian operations, including an increase in programming amortization by US$ 4.6 million due to increased investment in programming, including sports programming that was previously acquired pursuant to a related party barter agreement, and a US$ 5.5 million increase in salaries costs due to: (i) a change in domestic legislation effective in January 2003 which increased employers’ liability for social security charges; (ii) salary increases that had been deferred for two years; and (iii) bonus incentive payments reflecting outstanding performance; and

•
24% increase in the station operating costs and expenses of our Ukrainian operations, including an increase in programming amortization by US$ 5.2 million primarily as a result of investment in additional Russian programming, the price of which increased by approximately 40% year on year.

IV (c) Station Selling, General and Administrative Expenses comparative for 2004 - 2002

	Consolidated Station Selling, General and Administrative Expenses
	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Croatia	$4,524	$-	$4,524	$-	$-	$-
Romania	6,442	5,503	939	5,503	5,125	378
Slovenia	4,577	3,518	1,059	3,518	2,939	579
Ukraine	6,569	5,224	1,345	5,224	6,192	(968)
Total Consolidated Station Selling, General and Administrative Expenses	$22,112	$14,245	$7,867	$14,245	$14,256	$(11)

Total consolidated station selling, general and administrative expenses increased by 55% in 2004 compared to 2003 primarily due to :

•	US$ 4.5 million of station selling, general and administrative expenses from our newly acquired Croatian operations;

•
A 17% increase in the station selling, general and administrative expenses of our Romanian operations. This increase is primarily due to a lower release of bad debt provision compared to 2003 and an increase in marketing and research expenses;

•	A 30% increase in the station selling, general and administrative expenses of our Slovenian operations due to increased marketing and research expenses; and

•
A 26% increase in the station selling, general and administrative expenses of our Ukrainian operations due to an increase in operational taxes and additional market research to support our successful tender for the license to broadcast an additional nine hours per day.

Station selling, general and administrative expenses decreased by $ 0.01 million in 2003 compared to 2002 primarily due to a :

•
7% increase in the station selling, general and administrative expenses of our Romanian operations. This increase is primarily due to an increase in consulting services off-set by a decrease in our bad debt provision; and

•	20% increase in the station selling, general and administrative expenses of our Slovenian operations due to the weakening of the US dollar. In local currency terms, costs increased by 3%;

off-set by a

•
16% decrease in the station selling, general and administrative expenses of our Ukrainian operations. This decrease is primarily due to a charge in 2002 for withholding tax and a reclassification to production costs.

IV (d) Consolidated results excluding net revenues, station operating costs and expenses and station selling, general and administrative expenses for 2004 - 2002

	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Corporate operating costs (including non-cash stock based compensation)	29,185	32,512	(3,327)	32,512	15,814	16,698
Amortization of intangibles	231	-	231	-	-	-
Interest income	4,318	5,507	(1,189)	5,507	1,841	3,666
Interest expense	(1,203)	(12,010)	10,807	(12,010)	(17,453)	5,443
Foreign currency exchange gain/(loss), net	(574)	(10,023)	9,449	(10,023)	(10,247)	224
Other income/(expense)	(698)	(2,458)	1,760	(2,458)	1,738	(4,196)
Change in fair value of derivative	-	-	-	-	1,108	(1,108)
Loss on write down of investment	-	-	-	-	(2,685)	2,685
Provision for income taxes	(11,089)	(3,760)	(7,329)	(3,760)	(3,746)	(14)
Minority interest in (income)/loss of consolidated subsidiaries	(4,106)	(676)	(3,430)	(676)	(576)	(100)
Equity in income/(loss) of unconsolidated affiliates	10,619	3,629	6,990	3,629	3,448	181
Discontinued operations	2,524	370,213	(367,689)	370,213	10,922	359,291

Corporate operating costs (including non-cash stock based compensation) for 2004, 2003 and 2002 were as follows:

	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Corporate operating costs(excluding non-cash stock based compensation and satellite costs)	$19,083	$16,006	3,077	$16,006	$11,937	$4,069
Satellite costs	-	3,297	(3,297)	3,297	123	3,174
Corporate operating costs (excluding non-cash stock based compensation)	$19,083	$19,303	(220)	$19,303	$12,060	$7,243
Non-cash stock based compensation	10,102	13,209	(3,107)	13,209	3,754	9,455
Corporate operating costs (including non-cash stock based compensation)	$29,185	$32,512	(3,327)	$32,512	$15,814	$16,698

•
The increase in corporate costs (excluding non-cash based stock based compensation) in 2004 compared to 2003 was influenced by a 10% strengthening of the British pound (the currency in which most of our corporate expenses are denominated) against the US dollar. We estimate this added approximately US$ 1.0 million to corporate operating costs in the period. The main operating cost changes were:

1. An increase in corporate operating costs of US$ 3.1 million principally due to:
•
an increase in staff related costs caused in part by an increase in corporate staff from 20 to 27 (including three staff primarily focused on internal audit work related to Sarbanes-Oxley requirements);

•	an increase in travel expenses as a result of implementation of Sarbanes-Oxley certification requirements in respect of internal controls and travel related to business development and station visits;
•
an increase in press and public relations expenses due to the acquisition of our Croatian operations and the TV Nova (Czech Republic) Acquisition in the Czech Republic as well as costs associated with our celebration of the 10th anniversary of our listing on NASDAQ; and

•	increased business development expenses incurred in researching potential acquisition targets;
partly off-set by
•	decreases in legal fees following the successful resolution of our arbitration in the Czech Republic and by a reduction in insurance costs.

2. Additionally, a charge of US$ 3.3 million was recognized in 2003 relating to the termination of our remaining corporate satellite contracts. No such charge was recognized in 2004.

•
The increase in 2003 compared to 2002 is primarily due to the costs set out below and was further influenced by an 8% strengthening of the British pound (the currency in which most of our corporate expenses are denominated) against the US dollar. We estimate this added approximately US$ 0.7 million to corporate operating costs in the period. The main cost changes were:

1. An increase in corporate operating costs of US$ 4.1 million principally due to:
•	an increase in staff-related costs due to an increase in the number of corporate staff from 18 to 20;
•	an increase in travel expenses as a result of station visits and business development related travel; and
•
an increase in legal and professional fees of US$ 2.5 million arising primarily from the implementation of Sarbanes-Oxley requirements, including additional audit, audit related and legal costs in respect of compliance, and recruitment costs, including CEO and CFO recruitment.

2. Additionally, a charge of US$ 3.3 million was recognized in 2003 relating to the termination of our remaining corporate satellite contracts.

Non-cash stock-based compensation costs increased in 2004 over 2003 and 2003 over 2002 primarily due to an increase in the charge in respect of options awarded in prior periods which are accounted for under FIN44. This charge is driven by the movement in the price of our stock during the periods. Our stock price per share increased by 125% in 2004 over 2003 and 201% in 2003 over 2002. (For further discussion, see Part II, Item 8, Note 13, “Stock Option Plans”).

Amortization of intangibles for 2004 was US$ 0.2 million. This represents the charge for the period following the purchase price allocation of our increased investment in our Romanian operations. (For further discussion, see Part II, Item 8, Note 8, "Goodwill and Intangible Assets"). There was no charge in 2003 or 2002 as a result of our adoption of FAS 142 “Goodwill and Intangible Assets”. We have performed impairment reviews on our intangible assets, which have indefinite lives, on an annual basis and believe that they were not impaired in 2004, 2003 or 2002.

Interest income decreased by US$ 1.2 million in 2004 compared to 2003 primarily as a result of a higher average cash balance in 2003 compared to 2004 and investments in short-term securities. Interest income increased by US$ 3.7 million in 2003 compared to 2002 primarily as a result of US$ 4.1 million of interest income resulting from the investment of our US$ 358.6 million UNCITRAL Award in May 2003 in short-term securities.

Interest expense decreased by US$ 10.8 million in 2004 compared to 2003 and by US$ 5.4 million in 2003 compared to 2002 primarily as a result of the repayment of all outstanding corporate debt between May and August 2003: our US$ Senior Notes (US$ 100 million) and Euro Senior Notes (Euro 71.6 million, approximately US$ 96.8 million); our outstanding debt and accrued interest with GoldenTree Asset Management in the sum of US$ 15.3 million; and our outstanding debt and accrued interest to Czech Sporitelna Bank for a sum of CZK 253.3 million (approximately US$ 11.3 million).

Foreign currency loss: The foreign currency exchange loss in 2004 of US$ 0.6 million compared to US$ 10.0 million in 2003 was primarily the result of the impact of the Euro strengthening by 6% against the US dollar in 2004. This affected the Euro denominated portion of our Senior Notes which were retired in August 2003.

The foreign currency exchange losses in 2003 and 2002 are a result of a significant weakening of the US dollar during 2003 against the Euro and the Czech koruna. This weakening affected the Euro denominated portion of our Senior Notes obligations and the outstanding Czech koruna denominated debt. The Euro denominated Senior Notes and the Czech koruna denominated debt were retired in August 2003 and May 2003, respectively, when the US dollar was particularly weak against these currencies.

Other income/(expense) was an expense of US$ 0.7 million in 2004 primarily as a result of a US$ 0.6 million charge in relation to the put option regarding our Slovenian operations (for further discussion, see Part II, Item 8, Note 14, "Commitments and Contingencies") as well as penalties on withholding tax, partially off-set by a write back of tax provisions no longer required.

Other income/(expense) was an expense of US$ 2.5 million in 2003 compared to an income of US$ 1.7 million in 2002 that resulted from capital debt costs being written off following the repurchase and early redemption of our Senior Notes in 2003.

Change in fair value of derivative: In November 2001, we entered into a “swaption” agreement with the Royal Bank of Scotland which was cancelled in the second quarter 2002. The net change in fair value of derivative of US$ 1.1 million is the net result of the cancellation. No such fair valuation was recorded in 2003.

Loss on write down of investment arose in 2002 because we wrote down our investment in STS by US$ 2.7 million in connection with our acquiring an ownership interest of 34% in Markiza.

Provision for income taxes: Provision for income taxes was US$ 11.1 million in 2004, US$ 3.8 million in 2003 and US$ 3.7 million in 2002. The increase in 2004 is primarily due to our operations having higher taxable profits.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 4.1 million in 2004 compared to US$ 0.7 million in 2003 and US$ 0.6 million in 2002. Under US GAAP the controlling shareholder normally consolidates all losses on the basis that other shareholders cannot be compelled to and are not expected to be able to fund the company’s losses. A cash contribution of US$ 1.3 million in 2002 by the minority shareholders of MPI has allowed us to recoup a like amount of previously recognized losses. Other small movements reflect changes in the minority interest in other group companies.

Equity in income of unconsolidated affiliates: As explained in Part I, Item 1, “Business” some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income of unconsolidated affiliates was US$ 10.6 million for 2004 compared to US$ 3.6 million for 2003 and US$ 3.4 million for 2002 as detailed below:

	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Slovak Republic operations	$10,382	$4,521	$5,861	$4,521	$4,169	$352
Romanian operations	237	(215)	452	(215)	(1,611)	1,396
Slovenian operations	-	(677)	677	(677)	890	(1,567)
Equity in income of unconsolidated affiliates	$10,619	$3,629	$6,990	$3,629	$3,448	$181

Discontinued operations: The amounts charged to the consolidated income statement in respect of discontinued operations are as follows:

	For the Years Ended December 31, (US $000's)
	2004	2003	Movement	2003	2002	Movement
Czech Republic
Gain/(loss) on disposal of discontinued operations	$146	$384,213	(384,067)	$384,213	$11,922	$372,291
Tax on disposal of discontinued operations	2,378	(14,000)	16,378	(14,000)	(1,000)	(13,000)
Discontinued operations	$2,524	$370,213	(367,689)	$370,213	$10,922	$359,291

Czech Republic

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our Czech operating company, for US$ 53.2 million.

The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations for the year 2004 and the prior year comparatives have been reclassified.

For additional information, see Part II, Item 8, Note 22, "Discontinued Operations".

IV (e) Consolidated balance sheet as at December 31, 2004 compared to December 31, 2003

Following the acquisition of Nova TV (Croatia) and OK in Croatia and with respect to our consolidated balance as at December 31, 2004, our consolidated current assets increased by US$ 8.7 million, our consolidated non-current assets increased by US$ 12.8 million, our consolidated current liabilities increased by US$ 18.7 million (US$ 17.0 million of which is included in accounts payable and accrued liabilities) and our consolidated non-current liabilities increased by US$ 2.0 million. In addition to this we have recorded US$ 31.4 million of goodwill and US$ 6.4 million of deferred consideration in our consolidated balance sheet as at December 31, 2004 (for further information, see Part II, Item 8, Note 9, "Acquisitions and Disposals").

Our current income taxes payable have decreased US$ 8.3 million primarily as a result of our US$ 9.0 million payment to the Dutch Tax Authorities in February 2004 (for further information, see Part II, Item 8, Note 14, "Commitments and Contingencies"). As at December 31, 2004 we have recorded a US$ 7.1 million deferred tax liability (US$ 6.2 million in non-current liabilities and US$ 0.9 million in non-current liabilities) as a result of the impact of applying SFAS 109, "Accounting for Income Taxes" to intangibles recognized in the period following our fair value exercise in respect of recent acquisitions. As at December 31, 2004 we have also recorded US$ 10.8 million of acquisition costs in relation to the TV Nova (Czech Republic) Acquisition (for further information, see Part II, Item 8, Note 17, "Acquisition Costs").

V. Liquidity and Capital Resources

Summary

As at December 31, 2004, we had US$ 152.6 million of cash and cash equivalents compared to US$ 192.2 million as at December 31, 2003. The principal reasons for the decrease of US$ 39.6 million are as follows:

•
US$ 20.3 million payments in connection with the acquisition of an additional 14% interest in our Romanian operations (for further information, see Part II, Item 8, Note 9, "Acquisitions and Disposals");

•
US$ 19.0 million payments in connection with the first payment for our acquisition of Nova TV (Croatia) and a further US$ 10.3 million reclassified to restricted cash, representing money held in escrow as the maximum amount payable in respect of the remaining 25% of the acquisition price of Nova TV (Croatia) (for further information, see Part II, Item 8, Note 9, "Acquisitions and Disposals"); and

•	US$ 11.0 million payments to the Dutch tax authorities (see Part II, Item 8, Note 14, "Commitments and Contingencies");

offset by

•	A US$ 20.3 million receipt on July 14, 2004 pursuant to our sale of CNTS in October 2003 (for further information, see Part II, Item 8, Note 7, "Other Receivable").

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future subject to the matters disclosed under "Contractual Cash Obligations" and "Cash Outlook", below.

Contractual Cash Obligations

Our future contractual obligations as at December 31, 2004 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$21,018	$2,921	$13,662	$4,114	$321
Capital Lease Obligations	1,316	464	428	272	152
Operating Leases	6,829	1,783	3,011	1,641	394
Unconditional Purchase Obligations	14,791	14,233	425	106	27
Other Long-Term Obligations	9,296	2,083	4,165	3,048	-
Total Contractual Obligations	$53,250	$21,484	$21,691	$9,181	$894

As at December 31, 2004, we had the following debt:

(1)
A facility of up to Euro 8.0 million (approximately US$ 10.8 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. (“BACA”) and Nova Ljubljanska banka d.d. which matures in February 2009. As at December 31, 2004 Euro 6.5 million (approximately US$ 8.8 million) (December 31, 2003: Euro 8.0 million, approximately US$ 10.1 million) was drawn by our Slovenian operating company under these agreements. This secured loan bears a variable interest rate of the European Inter-Banking Official Rate (“EURIBOR”) 6 month rate plus 3.0% (EURIBOR - 6 month as at December 31, 2004 was 2.1%). As at December 31, 2004 a rate of 5.1% applied to this loan. This loan facility is secured by the real property, fixed assets and receivables of Pro Plus, which as at December 31, 2004 have a carrying amount of approximately US$ 25.4 million. Principal payments of Euro 1.5 million (approximately US$ 2.0 million) were made on these loans in 2004.

(2)
A loan of Sk187 million (approximately US$ 6.6 million) (December 31, 2003: Sk187 million, approximately US$ 5.7 million) from our non-consolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate (“BRIBOR”) 3 month rate plus 2.2% (BRIBOR - 3 month as at December 31, 2004 was 4.3%). The loan is due to be repaid in full on December 1, 2005. No principal payments were made on this loan in 2004.

(3)
A total of Euro 1.0 million (approximately US$ 1.3 million) was drawn down on three loan agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the EURIBOR 3 month rate plus 2.5%. As at December 31, 2004 a rate of 4.65% applied to these loans. These loan facilities are secured by the real property and fixed assets of OK, which as at December 31, 2004 have a carrying amount of approximately US$ 1.8 million. Principal payments of Euro 0.1 million (approximately US$ 0.1 million) were made on these loans in 2004.

(4)
An amount of Euro 0.03 million (approximately US$ 0.03 million) was drawn down on a fourth loan agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25%.

(5)
Euro 0.2 million (approximately US$ 0.3 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of the EURIBOR 3 month rate plus 3.0%. As at December 31, 2004 a rate of 5.15% applied to this loan. Principal payments of Euro 0.1 million (approximately US$ 0.1 million) were made on these loans in 2004.

In addition to the above, one of our non-consolidated entities had the following loan:

(1)
On July 24, 2002 STS, a 49% owned affiliate, obtained from Vseobecna uverova banka, a.s. ("VUB") a mid-term facility of SKK 100 million (US$ 3.5 million). This facility matures in December 2005, and bears a variable interest rate of the BRIBOR 3 month rate plus 1.7% (BRIBOR - 3 month as at December 31, 2004 was 4.3%) and is secured by a pledge of certain fixed and current assets. The nominal value of receivables under pledge according to the contract is US$ 2.5 million.

As at December 31, 2004, we had programming rights commitments (included within "Unconditional Purchase Obligations" in the chart above) of US$ 18.1 million in respect of future programming which includes contracts signed with license periods starting after December 31, 2004 (2003: US$ 8.2 million).

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities (see Part II, Item 8, Note 14, "Commitments and Contingencies").

See also Part II, Item 8, Note 26 "Subsequent Events" for information relating to our obligations under the Framework Agreement for the TV Nova (Czech Republic) Acquisition.

Sources and Uses of Cash

Our ongoing source of cash in the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to us, or to other shareholders where appropriate. Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries and equity accounted investments.

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

In the case of Nova TV (Croatia), distributions may be paid from net profits subject to a reserve of 5% of annual profits until the aggregate reserves equal 5% of the registered capital of Nova TV (Croatia). In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote is required in order for Pro TV to make distributions and we have sufficient voting power to compel distributions of dividends. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. We cannot compel the distributions of dividends by STS. In the case of Pro Plus, distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. We have a sufficient majority to compel distributions of dividends from Pro Plus. In the case of Innova and IMS, distributions may be paid from their profits and there is no reserve requirement for either company. Our voting power in Innova and IMS is sufficient to compel the distribution of dividends.

STS has made dividend distributions to us in 2003 and 2004; Pro Plus has made dividend distributions to us in 2004.

As at December 31, 2004 and 2003 the operations had the following unsecured balances owing to their respective holding companies:

Country		As at December 31, (US $ 000’s)
		2004	2003
Croatia		$11,087	$-
Romania	(1)	37,109	37,756
Slovak Republic		-	350
Slovenia		1,590	77
Ukraine		13,459	16,243
Total		$63,245	$54,426

(1) In 2003, our Romanian balances were restructured to facilitate repatriation of certain amounts provided to our Romanian operations. This had the effect of reducing the receivable by an amount of approximately US$ 6 million that will be recovered through interest charges over the remaining term.

Prior to making investments in associated companies, borrowing or repayment of third party overdraft or debt, or payments to us in excess of current year recharges, our continuing consolidated operating stations generated cash of US$ 9.0 million in 2004 compared to US$ 18.4 million in 2003. The decrease in net cash paid to us is primarily due to negative cash flows arising out of our new Croatian operations in 2004 and higher capital investment and income tax payments. STS, our equity accounted affiliate, generated cash of US$ 6.8 million in 2004 (2003: US$ 7.0 million).

Cash Outlook

Our future cash needs will depend on our overall financial performance, the completion of the TV Nova (Czech Republic) Acquisition as well as any future investment and development decisions. We anticipate completing the TV Nova (Czech Republic) Acquisition, which will include closing a transaction for external financing that will be required to fund this acquisition, during the first half of 2005. We believe that, taken together, our current cash balances, the proposed external financing, internally generated cash flow and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

In July 2004 we acquired Nova TV (Croatia). We are also planning on further investment in our Croatian operations. We anticipate that we can increase our audience share by acquiring higher quality programming and making additional strategic investments in local productions as well as by limited capital investment in order to extend our technical reach. We expect total investment to be in excess of US$ 15 million.

On December 13, 2004 we entered into a definitive agreement with PPF to acquire an 85% ownership interest in the TV Nova (Czech Republic) Group in the Czech Republic. We expect the closing of the acquisition of the TV Nova (Czech Republic) Group to occur during the second quarter of 2005. On February 24, 2005, we entered into the Krsak Agreement, which provides for our acquiring the 16.67% interest of Mr. Krsak in CET 21. We expect the transfer of the Krsak Interest to us to occur during the third quarter of 2005.

The aggregate purchase price for the TV Nova (Czech Republic) Acquisition and the 16.67% interest of Mr. Krsak in CET 21 is estimated to be approximately US$ 642 million, consisting of US$ 529 million in cash and the issuance of 3.5 million shares of our Class A Common Stock to PPF. The purchase price is subject to adjustments for changes in the debt and working capital levels of the TV Nova (Czech Republic) Group between the signing date and the closing date of the TV Nova (Czech Republic) Acquisition. See “Risk Factors” and “Operations by Country, Expected Acquisitions” in Part I, Item 1. Following the completion of the TV Nova (Czech Republic) Acquisition and the transfer of Mr. Krsak’s interest in CET 21 to us, we will have an attributable interest of at least 85% in the economics of the TV Nova (Czech Republic) Group.

We have a call right on the remaining 15% interest in the TV Nova (Czech Republic) Group held by PPF that is exercisable at any time after the closing date of the TV Nova (Czech Republic) Acquisition. The call price is capped and will not exceed 25% of the adjusted purchase price for the TV Nova (Czech Republic) Acquisition, subject to certain adjustments and other terms. It is estimated that the call price will be approximately US$ 200 million. PPF has a right to put to us its 15% interest in the TV Nova (Czech Republic) Group, exercisable from the first anniversary of the closing date of the TV Nova (Czech Republic) Acquisition for an exercise price that is the lesser of (i) 15% of the independently appraised value of the TV Nova (Czech Republic) business at the time of the exercise of the put and (ii) 15% of the adjusted purchase price of the TV Nova (Czech Republic) Acquisition, subject to certain adjustments and other terms.

The closing of the TV Nova (Czech Republic) Acquisition is subject to the satisfaction of a number of conditions, including receipt of an approval from the Office for the Protection of Economic Competition of the Czech Republic. We have received this approval with effect from February 3, 2005. In the event the conditions to the completion of the TV Nova (Czech Republic) Acquisition are not satisfied by October 1, 2005 or waived, the Framework Agreement will terminate. Both we and PPF are subject to a payment of a fee of US$ 25.0 million if either side fails to satisfy the conditions to closing as defined in the Framework Agreement.

The Krsak Agreement is also subject to a number of conditions, including the consent of the Council of the Czech Republic for Radio and Television Broadcasting, and the consent of the general meeting of CET 21 to the transfer of Mr. Krsak’s interest to us and the withdrawal of all outstanding legal proceedings by Mr. Krsak relating to the TV Nova (Czech Republic) business. A failure by one of the parties to fulfill conditions under the Krsak Agreement may result in penalty payments being assessed against such party or may allow the other party to terminate the Agreement. In addition, the failure to obtain third-party consents within the prescribed time periods may result in the termination of the Krsak Agreement.

External financing of approximately US$ 450 million will be required to fund the TV Nova (Czech Republic) Acquisition. We have received a commitment from a consortium of banks to provide a bridge loan of US$ 450 million. Financing of approximately US$ 200 million will be required to fund the exercise price of the PPF Call. We intend to secure permanent financing through a public or private offering of debt or equity. The bridge facility will be secured and contain restrictive covenants. If we are unable to obtain permanent financing and draw down on the bridge facility, the interest rate will increase each quarter beginning six months from the initial drawdown date and significant penalty conditions would be incurred in the event the bridge loan is not repaid within one year.

The completion of the TV Nova (Czech Republic) Acquisition, the purchase of the Krsak Interest and the exercise of the PPF Call and the related financings will increase our leverage and we will have significant debt service obligations. In addition, the terms of our indebtedness will restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

With the drawdown of any bridge facility or the completion of a public or private offering of equity or debt in connection with the completion of the TV Nova (Czech Republic) Acquisition or, if exercised, the PPF Call, we would continue to expect that cash balances, internally generated cash flow and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 (approximately US$ 6.1 million). The Slovenian authorities have asserted that capital contributions and loans made by us in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovenian tax authorities approved the cash capital contributions for 1995 and 1996. This has reduced the assessment to SIT 636,800,000 (approximately US$ 3.6 million). The matter has been submitted to the Administrative Court of Ljubljana for a hearing, although currently no date is set for the hearing. The tax authorities have agreed not to take any action until a decision is issued by the court.

Off-Balance Sheet Arrangements

None.

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements that are included in Part II, Item 8 of this Form 10-K. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Program Rights Cost - Program Rights Costs consists of programming acquired from third parties and programming produced locally and forms an important component of our station broadcasting schedules. These Program Rights Costs are amortized on a systematic basis over their expected useful lives. During 2004 we initiated a review of our program rights cost policy. Effective from October 1, 2004 we changed our amortization policy. The policy was changed after a comprehensive examination of past periods ratings allocation to both first and second runs. In the first 3 quarters the film licenses were amortized 90% after the first run and 10% after the second run. Series were amortized 100% after the first run in proportion to the numbers of shows. In the last quarter, after the change, both films and series are amortized 65% after the first run and 35% after the second run. The impact of the change is a lower amortization charge of approximately US$ 3.0 million for the year 2004.

Valuation of Goodwill and Other Intangible Assets - We have acquired significant intangible assets that are valued and recorded. Intangible assets include goodwill, broadcast license costs license acquisition costs and trademarks, all of which are not amortized under FAS No.142. We assess the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important, which could trigger an impairment review are: under-performance of projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends.

Our annual assessment of the carrying value of an intangible asset not subject to amortization is based on discounted future cash flows. When an impairment review is undertaken, whether it be our annual assessment or if events or changes in circumstances indicate such carrying value may not be recoverable, certain variables are utilized in determining cash flows: discount rates, terminal values, the number of years on which to base the cash flow projections as well as the assumptions and estimates used to determine the cash inflows and outflows. We believe that our assumptions are appropriate.

We have, in addition, acquired intangible assets that are subject to amortization during 2004. These consist of customer relationships and were valued as part of the increase in our ownership of our Romanian operations. We determined these customer relationships to have a finite life and will be amortizing them over 8 years. An impairment of an intangible asset, subject to amortization, may occur if events or changes in circumstances indicate that such carrying value may not be recoverable in accordance with FAS No. 144.

Bad Debt Provision - We maintain a bad debt provision for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate additional allowances may be required in future periods. We periodically review the accounts receivable balances and our historical bad debt, customer concentrations and customer creditworthiness when evaluating the adequacy of our provision.

Deferred Tax - We recognize deferred tax assets if it is probable that sufficient taxable income will be available in future periods against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

VII. Related party matters

Overview

There is a limited local market for many specialist television services in the countries in which we operate, many of which are provided by parties known to be connected to our local shareholders.  As stated in FAS 57 “Related Party Disclosures” transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

We consider related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a "connected" party is one in which we are aware of a family or business connection to a shareholder.

Related Party Loans

A table of outstanding loans and advances to related parties in all countries in which we operate is shown below

	As at December 31, (US$ 000’s)
	2004	2003
Consolidated Balance Sheet Items - Current Assets
Loans to related parties
Boris Fuchsmann	$300	$1,200
Inter Media	-	1,302
Media Pro Pictures	-	1,347
	$300	$3,849

Consolidated Balance Sheet Items - Non-Current Assets
Loans to related parties
Boris Fuchsmann	$2,525	$1,883

We received payments against our related party loans during 2004, such that the current portion of the loans reduced to US$ 0.3 million at December 31, 2004 from US$ 3.8 million at December 31, 2003. Non-current loans to related parties increased in the year to US$ 2.5 million at December 31, 2004 from US$ 1.9 million at December 31, 2003. This reflects a movement of balances from current loans to non-current loans.

Croatia

We have no related party transactions in Croatia.

Romania

We and Mr. Sarbu are shareholders in MPI , Pro TV and Radio Pro. Our Cooperation Agreement with Mr. Sarbu requires that related party transactions be approved by a majority vote of the shareholders. The approval process for related party transactions was exercised verbally for the period from 1997 to late 2001. Beginning in 2002 formal, written records have been required and reviews of related party transactions have been performed. Approval of these has been made at local board and shareholder meetings.

Mr. Sarbu, the General Director and minority shareholder in our Romanian operations, has extensive business interests in Romania, particularly in the media sector. Due to the limited local market for many specialist television services in Romania, companies related or connected to Mr. Sarbu were often the sole or primary supplier of the services that MPI required, and much of the Romanian business was developed based on services supplied by Mr. Sarbu’s companies.

Following a review of related party transactions in 2002, the shareholders of MPI decided to institute reviews of related party transactions, bring services in-house where possible and place additional controls over the remaining related party transactions.

Description of related party transactions in Romania

In 1995 we loaned Inter Media SRL US$ 1.3 million to purchase an interest in the building in which MPI operates. In addition to this, there was a loan due that has been guaranteed by Mr. Sarbu and one of his companies, Media Pro Pictures for US$ 1.0 million. On March 29, 2004, we acquired an additional 14% share in each of our consolidated subsidiaries MPI and Pro TV from Rootland Trading Limited, which is controlled by Mr. Sarbu, for purchase consideration of US$ 20.3 million (see Part II, Item 8, Note 9 “Acquisitions and Disposals”). The consideration for the acquisition consisted of US$ 16.9 million cash and the settlement of both the above loans plus all outstanding interest.

The total purchases from companies related or connected with Mr. Sarbu in 2004 were approximately US$ 6.9 million (2003 : US$ 6.6 million, 2002 : US$ 4.4 million).  These were mainly for various production and administrative related services.  The total sales to companies related or connected with Mr. Sarbu in 2004 were approximately US$ 0.1 million (2003 : US$ 0.9 million, 2002 : US$ 1.0 million).  At December 31, 2004, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 0.6 million (2003 : US$ 0.9 million). At December 31, 2004, companies related to Mr. Sarbu had an outstanding balance due to us of US$ 0.4 million (2003 : US$ 0.9 million).  At December 31, 2004, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 0.6 million (2003 : US$ 0.4 million).

We signed a Put Option Agreement with Mr. Sarbu in July 2004 that grants him the right to sell us 5% of his shareholding in MPI and Pro TV between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter. The put price will be determined in each instance by an independent valuation and is subject to a floor price. Following our purchase of a 2% interest in MPI and Pro TV from Mr. Sarbu, he will be allowed under the Put Option Agreement to put to us 3% of his shareholding between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter. Following an amendment to the Put Option Agreement entered into on March 3, 2005, Mr. Sarbu may put to us 3% of his shareholding in MPI and Pro TV between March 1, 2006 and February 28, 2009.

Slovenia

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% voting and profits interests of Pro Plus (the operating company). Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us from December 31, 2004 until January 30, 2006 at a price that consists of a fixed component and a variable component based on station Segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until January 30, 2006 and of approximately Euro 5.4 million (approximately US$ 7.3 million) thereafter until December 31, 2006, when the call expires.

Slovak Republic

Our operating company in the Slovak Republic, STS, has loaned us Sk187 million (approximately US$ 6.6 million). The loan is repayable by us on December 1, 2005 and bears interest at a rate of 3 month BRIBOR+2.2% (BRIBOR - 3 month as at December 31, 2004 was 4.3%), which rate we believe is comparable to independently negotiated third party rates. Outstanding interest due to STS at December 31, 2003 was US$ 1.1 million.

STS has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of television programs. Many of these contracts are for the production of programs that require specialist studios and specific broadcast rights. STS also sold advertising time through an advertising agency controlled by Jan Kovacik under an agreement which terminated on November 30, 2004. The total 2004 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 1.9 million (2003: US$ 2.5 million, 2002: US$ 2.1 million), and the total amount due to STS from this agency at December 31, 2004 was US$ 0.4 million (2003 : US$ 2.4 million).

We have received contractual management fees from STS since 1998. The value of these fees was US$ 0.4 million, US$ 0.4 million and US$ 0.7 million 2004, 2003 and 2002, respectively. In 2003, the other local shareholders suggested that they were also entitled to fees for their services to STS. Consequently, we made a provision of US$ 0.7 million in our consolidated statement of operations (representing our 70% share of a potential US$ 1.1 million charge against STS). During 2004, this issue was resolved and our 2004 results include a write-back of the provision taken in 2003.

Ukraine

We contract with Contact Film Studios for the production of certain television programs. This is a company connected to Boris Fuchsmann, the 40% shareholder and joint Managing Director of Innova, which is one of the Ukraine operating companies. Our total purchases from Contact Film Studios in 2004 were US$ 0.1 million (2003: US$ 0.1 million, 2002: US$ nil million). This amount is included in prepaid programming as at December 31, 2004.

In 1998 we made a loan to Mr. Fuchsmann with a total balance outstanding at December 31, 2004 of US$ 2.8 million (2003: US$ 3.1 million). The interest rate on this loan is US$ 3 month LIBOR+3%, subject to a minimum of 5% and has a final due date of November 2006.

Alexander Rodnyansky, the former general director and current Honorary President of Studio 1+1, continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC and plans to continue such commercial co-operation for future projects. Our total purchases from CTC in 2004 were US$ 0.1 million (2003: US$ 0.4 million, 2002: US$ 0.1 million).

We acquire legal and consulting services from LLC Legal Company Varlamov and Partners, headed by the deputy general director of Studio 1+1. Total amount of services rendered by the company in 2004 was US$ 0.2 million.

We contract with Vabank for provision of the banking services. This bank is connected to the minority shareholder and joint Managing Director of Innova Boris Fuchsmann through his presence on the bank’s Supervisory Board. Our balance on the current account with Va bank was US$ 1.2 million as at December 31, 2004.

Innova Marketing is a company wholly owned and headed by Boris Fuchsmann, the 40% shareholder and joint Managing Director of Innova. Innova Marketing renders consulting services to Innova The amount of such services provided in 2004 was US$ 0.2 million.

Corporate

On May 27, 2003 we paid US$ 4.7 million to Ronald S. Lauder, our non-executive Chairman and controlling shareholder, reimbursing costs previously incurred by him in pursuing his Czech Republic arbitration. The payment was approved unanimously by our independent directors following a review of the ways in which the Lauder arbitration contributed to our success in the UNCITRAL Arbitration against the Czech Republic.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in activities that expose us to various market risks, including the effects of changes in foreign currency, exchange rates and interest rates. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At December 31, 2004 we held no foreign exchange contracts.

Interest Rate Risk Management

As at December 31, 2004 we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR and BRIBOR. A significant rise in either the EURIBOR or BRIBOR base rate of either would not have an adverse effect on our business and results of operations. As at December 31, 2004 we had one tranche of debt which was maintained with a fixed interest rate.

Interest Rate Table as at December 31, 2004

Expected Maturity Dates	2005	2006	2007	2008	Thereafter

Total Debt in Euros 000's
Fixed Rate	-	-	25	-	-
Average Interest Rate	-	-	7.25%	-	-
Variable Rate	-	315	-	-	7,432
Average Interest Rate	-	5.01%	-	-	5.03%

Total Debt in Sk 000's
Fixed Rate	-	-	-	-	-
Average Interest Rate	-	-	-	-	-
Variable Rate	187,000	-	-	-	-
Average Interest Rate	6.48%	-	-	-	-

Variable Interest Rate Sensitivity as at December 31, 2004

			Yearly interest charge if interest rates increase by (US$000s):
Value of Debt as at December 31, 2004 (US$ 000's)	Interest Rate as at December 31, 2004	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
10,536	4.65%-5.15%	$530	$635	$740	$846	$951	$1,057
(Euro 7.7 million)
6,562	6.48%	425	491	556	622	688	753
(Sk 187 million)
Total		$955	$1,126	$1,296	$1,468	$1,639	$1,810

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 24, the accompanying 2003 and 2002 financial statements have been restated.

As discussed in Note 3 to the financial statements, in 2004 the Company changed its method of consolidation to conform to Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" and, retroactively, restated the consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations, shareholders' equity and cash flows for the two years ended December 31, 2003 for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
March 14, 2005
London, United Kingdom

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(US$ 000’s)

	December 31, 2004	December 31, 2003 (1)
ASSETS
Current Assets
Cash and cash equivalents	$152,568	$192,246
Restricted cash (Note 5)	15,574	5,429
Accounts receivable (net of allowances of $6,140, $5,625, respectively) (Note 6)	45,170	29,812
Other Receivable (Note 7)	18,368	20,103
Program rights	22,055	10,160
Loans to related parties (Note 18)	300	3,849
Other short-term assets	11,014	5,292
Total current assets	265,049	266,891
Loans to related parties (Note 18)	2,525	1,883
Investments in associated companies (Note 15)	28,558	24,413
Acquisition costs (Note 17)	10,770	-
Property, plant and equipment (net of depreciation $63,882, $55,850, respectively) (Note 10)	31,548	18,003
Other Receivable (Note 7)	-	18,200
Program rights	18,299	9,682
Goodwill (Note 8)	59,092	17,821
Other intangibles (Note 8)	27,331	9,554
Other assets	1,467	2,305
Total Assets	$444,639	$368,752
(1) Restated to reflect the adoption of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” ("FIN 46 (R)").

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2004 and 2003 (US$ 000’s)

	December 31, 2004	December 31, 2003 (1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note 16)	$67,042	$37,748
Duties and other taxes payable	20,243	20,192
Income taxes payable	4,658	12,991
Credit facilities and obligations under capital leases (Note 12)	10,472	185
Deferred consideration (Note 9)	6,384	-
Deferred tax	946	-
Total current liabilities	109,745	71,116
NON-CURRENT LIABILITIES
Accounts payable and accrued liabilities	734	-
Credit facilities and obligations under capital leases (Note 12)	8,898	16,891
Income tax payable	3,120	6,000
Provision for losses in investments in associated companies	-	227
Deferred tax	6,213	-
Total non-current liabilities	18,965	23,118
Commitments and Contingencies (Note 14)
Minority interests in consolidated subsidiaries	4,861	994
SHAREHOLDERS' EQUITY:
Class A Common Stock, $0.08 par value: (2)
Authorized: 100,000,000 shares at December 31, 2004 and December 31, 2003; issued and outstanding : 21,049,400 at December 31, 2004 and 19,269,766 at December 31, 2003	1,684	1,542
Class B Common Stock, $0.08 par value: (2)
Authorized: 15,000,000 shares at December 31, 2004 and December 31, 2003; issued and outstanding : 7,334,736 at December 31, 2004 and December 31, 2003	587	587
Preferred Stock, $0.08 par value:
Authorized 5,000,000 shares at December 31, 2004 and December 31, 2003; issued and outstanding : none at December 31, 2004 and December 31, 2003
Additional paid-in capital	387,305	372,662
Retained earnings/(accumulated deficit)	(87,468)	(105,999)
Accumulated other comprehensive income	8,960	4,732
Total shareholders' equity	311,068	273,524
Total liabilities and shareholders' equity	$444,639	$368,752
(1) Restated to reflect the adoption of FIN 46 (R).

(2) All Class A and Class B Common Stock has been retrospectively adjusted to reflect the two-for-one stock splits which occurred on January 10, 2003 and November 5, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$ 000’s)

	For the Years Ended December 31,
	2004	2003 (1)	2002 (1)
Net revenues	$182,339	$124,978	$99,143
Operating costs	33,615	26,608	23,038
Cost of programming (Note 21)	71,793	50,747	37,560
Depreciation of station fixed assets and other intangibles	6,663	5,276	7,009
Total station operating costs and expenses	112,071	82,631	67,607
Station selling, general and administrative expenses	22,112	14,245	14,256
Corporate operating costs (including non-cash stock based compensation (see note 13) of $10.1 million, $ 13.2 million and $3.8 million in 2004, 2003 and 2002, respectively)	29,185	32,512	15,814
Amortization of intangibles	231	-	-
Operating income/(loss)	18,740	(4,410)	1,466
Interest income	4,318	5,507	1,841
Interest expense	(1,203)	(12,010)	(17,453)
Foreign currency exchange loss, net	(574)	(10,023)	(10,247)
Other income/(expense)	(698)	(2,458)	1,738
Change in fair value of derivative	-	-	1,108
Loss on write down of investment	-	-	(2,685)
Income/(loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	20,583	(23,394)	(24,232)
Provision for income taxes (Note 11)	(11,089)	(3,760)	(3,746)
Income/(loss) before minority interest, equity in income of unconsolidated affiliates and discontinued operations	9,494	(27,154)	(27,978)
Minority interest in income of consolidated subsidiaries	(4,106)	(676)	(576)
Equity in income of unconsolidated affiliates	10,619	3,629	3,448
Net income/(loss) from continuing operations	16,007	(24,201)	(25,106)
Discontinued operations (Note 22):
Pre-tax income from discontinued operations (Czech Republic)	146	384,213	11,922
Tax on disposal of discontinued operations (Czech Republic)	2,378	(14,000)	(1,000)
Income on discontinued operations	2,524	370,213	10,922
Net income/(loss)	$18,531	$346,012	$(14,184)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2004	2003 (1)	2002 (1)

PER SHARE DATA:
Net income/(loss) per share (Note 24)
Continuing operations - Basic	$0.57	$(0.91)	$(0.95)
Continuing operations - Diluted	0.55	(0.91)	(0.95)
Discontinued operations - Basic (as restated) (3)	0.09	13.97	0.41
Discontinued operations - Diluted (as restated) (3)	0.09	13.97	0.41
Net income/(loss) - Basic (as restated) (3)	0.66	13.06	(0.54)
Net income/(loss) - Diluted (as restated) (3)	$0.64	$13.06	$(0.54)

Weighted average common shares used in computing per share amounts (000s) (2):
Continuing operations - Basic (as restated) (3)	27,871	26,492	26,451
Continuing operations - Diluted (as restated) (3)	29,100	26,492	26,451
Discontinued operations - Basic (as restated) (3)	27,871	26,492	26,451
Discontinued operations - Diluted (as restated) (3)	29,100	26,492	26,451
Net income - Basic (as restated) (3)	27,871	26,492	26,451
Net income - Diluted (as restated) (3)	29,100	26,492	26,451

(1) Restated to reflect the adoption of FIN 46 (R).

(2) All per share data has been adjusted for the two-for-one stock split which occurred on November 5, 2003 (for further information see Note 4, "Two-For-One Stock Splits").

(3) For further information, see Note 24, "Earnings Per Share".

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (US$ 000’s)

	Comprehensive Income/(Loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
BALANCE, December 31, 2001 (1)		$1,482	$635	$354,532	$(437,827)	$(7,618)	$(88,796)
Stock Based Compensation				3,754			3,754
Capital contributed by shareholders				8			8
Warrants Issued				1,048			1,048
Comprehensive income/(loss):
Net income/(loss)	(14,184)				(14,184)		(14,184)
Other comprehensive income/(loss):
Unrealized translation adjustments	2,294					2,294	2,294
Comprehensive income/(loss)	$(11,890)
BALANCE, December 31, 2002 (1)		1,482	635	359,342	(452,011)	(5,324)	(95,876)
Stock Based Compensation				13,209			13,209
Stock options exercised		12		111			123
Conversion of Class B to Class A Common Stock		48	(48)				-
Comprehensive income/(loss):
Net income/(loss)	346,012				346,012		346,012
Other comprehensive income/(loss):
Unrealized translation adjustments	10,056					10,056	10,056
Comprehensive income/(loss)	$356,068
BALANCE, December 31, 2003 (1)		1,542	587	372,662	(105,999)	4,732	273,524
Stock Based Compensation				10,102			10,102
Stock options exercised		142		4,541			4,683
Comprehensive income/(loss):
Net income/(loss)	18,531				18,531		18,531
Other comprehensive income/(loss):
Unrealized translation adjustments	4,228					4,228	4,228
Comprehensive income/(loss)	$22,759
BALANCE, December 31, 2004		$1,684	$587	$387,305	$(87,468)	$8,960	$311,068

(1) Restated to reflect the adoption of FIN 46 (R).

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (US$ 000’s)
	For the Years Ended December 31,
	2004	2003 (1)	2002 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$18,531	$346,012	$(14,184)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Income from discontinued operations	(2,524)	(370,213)	(10,922)
Equity in income, net of dividends received	(4,340)	(243)	(3,448)
Depreciation and amortization	49,357	38,037	28,452
Loss on write down of investment	-	-	2,685
Interest accrued on loans	(340)	(344)	(889)
Loss on disposal of investment	18	-	-
Stock based compensation	10,102	13,209	3,754
Minority interest in income of consolidated subsidiaries	4,106	676	576
Foreign currency exchange loss, net	574	10,023	10,247
Net change in (net of effects of acquisitions and disposals of businesses):
Restricted cash	(10,145)	1,769	(2,606)
Accounts receivable	(9,100)	(3,547)	75
Program rights costs	(45,446)	(33,049)	(22,957)
Other assets	(4,572)	1,246	1,019
Accounts payable and accrued liabilities	(13,611)	(7,642)	1,646
Short term payables to bank	-	-	(1,576)
Income and other taxes payable	(340)	(1,615)	1,633
Net cash used in continuing operating activities	(7,730)	(5,681)	(6,495)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(10,808)	(7,811)	(4,324)
Proceeds from disposal of fixed assets	72	-	-
Investments in subsidiaries and affiliates (2)	(35,800)	(8)	-
Proceeds from partial disposal of investment	42	-	-
Loans and advances to related parties	400	-	-
License costs, other assets and intangibles	(770)	(6,060)	(192)
Net cash used in investing activities	(46,864)	(13,879)	(4,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases	(2,275)	(17,905)	19,555
Repurchase of Senior Notes	-	(183,739)	-
Loans and advances with equity investments	-	2,450	2,253
Issuance of stock	4,161	123	8
Minority interest	-	-	1,320
Other long-term liabilities	-	(400)	-
Net cash received from/(used in) financing activities	1,886	(199,471)	23,136
NET CASH RECEIVED FROM DISCONTINUED OPERATIONS	10,886	358,358	15,634
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	2,144	1,146	818
Net increase/(decrease) in cash and cash equivalents	(39,678)	140,473	28,577
CASH AND CASH EQUIVALENTS, beginning of period	192,246	51,773	23,196
CASH AND CASH EQUIVALENTS, end of period	$152,568	$192,246	$51,773
SUPPLEMENTAL INFORMATION OF CASH FLOW INFORMATION:
Cash paid for interest	$581	$16,658	$17,103
Cash paid for income taxes (net of refunds)	$18,920	$4,938	$740
SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING TRANSACTIONS:
Acquisition of property, plant and equipment under capital lease	$333	$156	$119
(1) Restated to reflect the adoption of FIN 46 (R).
(2) For the year ended December 31, 2004, Investments in subsidiaries and affiliates excluded non-cash investing activities of US$ 3.4 million relating to our increased investment in our Romanian operations. For further information, see Note 9, "Acquisitions and Disposals".

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD

1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June, 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.

CROATIA

Operating and License Companies

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia.  Nova TV (Croatia) owns 100% of OK, which provides programming and advertising services for the NOVA TV (Croatia) channel.

ROMANIA

Operating and License Companies

Pro TV, which holds twenty-three of the twenty-six broadcasting licenses for the PRO TV channel and is in the process of acquiring the remaining three licenses from an affiliate, is primarily responsible for broadcasting operations for the PRO TV, ACASA, PRO TV INTERNATIONAL and PRO CINEMA channels. MPI provides various broadcasting services to Pro TV. Media Vision provides production, dubbing and subtitling services to our Romanian television channels. The licenses for PRO FM and INFOPRO radio channels are held by Radio Pro (formerly known as Media Pro).

Ownership

We own an 80% voting and economic interest in Pro TV, which holds 23 of the 26 licenses of the stations that comprise the PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL channels. Mr. Sarbu directly or indirectly owns all of the remainder of the voting and profits interests of Pro TV. We have an ownership interest of 80% of MPI and are entitled to 80% of its profits. Mr. Sarbu owns the remaining 20%. Following the adoption of a new Media Law in 2002, we have transferred broadcasting operations from MPI to Pro TV and are consolidating television broadcasting licenses in Pro TV. Subject to the approval of the Media Council to the transfer to Pro TV of three broadcasting licenses from an affiliate, Pro TV will hold all twenty six television broadcasting licenses.

Our interest in our Romanian operations is generally governed by a Co-operation Agreement entered into by Mr. Sarbu and ourselves at the foundation of MPI. The articles of Pro TV replicate the governing bodies and minority shareholder protective rights that exist for MPI. Shares of profits of Pro TV and MPI are equal to the shareholders' equity interests. We have the right to appoint three of the five members of the Council of Administration that directs the affairs of Pro TV and MPI. Although we have majority voting power in Pro TV and MPI, with respect to certain financial and corporate matters, the affirmative vote of Mr. Sarbu is required. The financial and corporate matters which require approval of the minority shareholder are in the nature of protective rights, which are not an impediment to consolidation for accounting purposes.

On February 28, 2005, we signed an agreement to purchase 2% of Mr. Sarbu’s shareholding in Pro TV and MPI for an aggregate consideration of US$ 5 million. Following the registration of these transfers, we will own an 82% voting and profits interest in Pro TV and MPI.

We signed a Put Option Agreement with Mr. Sarbu in July 2004 that grants him the right to sell us 5% of his shareholding in MPI and Pro TV between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter. The put price will be determined in each instance by an independent valuation and is subject to a floor price. Following our purchase of a 2% interest in MPI and Pro TV from Mr. Sarbu, he will be allowed under the Put Option Agreement to put to us 3% of his shareholding between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter.

We have a 70% voting and economic interest in Media Vision. The remainder is owned by Mr. Sarbu.

We hold a 20% voting and economic interest in Radio Pro. The remainder is owned by Mr. Sarbu.

SLOVAK REPUBLIC

Operating and License Companies

Markiza holds the television broadcast license for MARKIZA TV. Markiza and our operating company, STS, have entered into a series of agreements establishing terms pursuant to which STS is permitted to conduct television broadcast operations for MARKIZA TV pursuant to the license.

Ownership

Our interest in STS is governed by the Memorandum of Association and Articles of Association of STS (collectively, the "Slovak Agreement"). Pursuant to the Slovak Agreement we hold a 49% ownership interest and are entitled to 70% of the profits of STS. In addition, we have undertaken pursuant to the Slovak Agreement to fund all of the capital requirements of STS; for every additional US$ 1 million invested by us in the registered capital of STS, our share of profits increases by 3%. A Board of Representatives directs the affairs of STS. It is composed of five members, two of whom are appointed by us and thee by Markiza. All significant financial and operational decisions of the Board of Representatives require a vote of 80% of its members. In addition, certain fundamental corporate matters are reserved for decision by a general meeting of shareholders and require a 67% affirmative vote of the shareholders.

We own a 34% voting interest and a 0.1% economic interest in Markiza. We have the right to appoint one of three authorized co-signatories of Markiza, giving us a blocking control over Markiza's significant activities.

SLOVENIA

Operating and License Companies

Pro Plus provides programming to and sells advertising for the broadcast license holders Pop TV and Kanal A. Pop TV holds all of the licenses for the POP TV channel and Kanal A holds all the licenses for the KANAL A channel. Pro Plus has entered into an agreement with each of Pop TV and Kanal A to provide all programming to the POP TV channel and the KANAL A channel and to sell advertising for each channel.

Ownership

We own 96.85% of the voting and profits interests in Pro Plus. Pro Plus owns 100% of Pop TV and Kanal A.

We have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% of Pro Plus. Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us from December 31, 2004 until January 30, 2006 at a price that consists of a fixed component and a variable component based on station Segment EBITDA (as defined in Note 20, "Segment Data"). We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until January 30, 2006 and for approximately Euro 5.4 million (approximately US$ 7.3 million) thereafter until December 31, 2006, when the call expires.

UKRAINE

Operating and License Companies

The Studio 1+1 Group is comprised of several entities involved in the broadcasting operations of Studio 1+1, the license holding company. Innova provides programming and production services to Studio 1+1. TV Media Planet was established on December 29, 2004, to provide services related to the acquisition of formats and other programming. The sale of Studio 1+1’s advertising air time has been out-sourced to Video International, a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest.

Ownership

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. The Key Agreement among Boris Fuchsmann, Alexander Rodnyansky, Studio 1+1, Innova, IMS, CME Ukraine Holding GmbH and us, entered into as of December 23, 1998, gives us a 60% economic interest in all Studio 1+1 Group companies and a 60% ownership interest in all the group companies except for the license holding company Studio 1+1due to applicable regulatory restrictions on direct foreign ownership. Accordingly, we hold a 60% ownership interest and are entitled to 60% of the profits in each of Innova, IMS and TV Media Planet. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% voting and profits interest in Studio 1+1, the license holding company in Ukraine.

At present our indirect ownership interest in Studio 1+1 is 18%. However, we entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our interest in Studio 1+1 to 60%.

Significant decisions involving entities in the Studio 1+1 Group are taken by the shareholders and require majority consent. Certain fundamental corporate matters of the other entities require the vote of 61% of the shareholders except for certain decisions involving Studio 1+1, the license holding company, which require 75% shareholder vote.

Alexander Rodnyansky, a previous general director is the Honorary President of Studio 1+1 and continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC Media based in Moscow.

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

Revenue Recognition

Revenues primarily result from the sale of advertising time and are recognized at the point when advertising is broadcast. Our policy is that discounts and agency commissions are recognized at the point when the advertising is broadcast and are reflected as a reduction to gross revenue. For each of our stations:
•	Contracts are agreed with all of our customers before an advertising spot is aired;
•	Delivery (i.e. airing of the advertisement) is measured through our as-run log and also by a third party measurement agency;
•	Price is fixed according to the pre- agreed contract; and
•	Revenue is recognized if collection is reasonably assured. We have credit controls and cash collection processes in place.

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

Program Rights and Production Costs

Program Rights Cost - Program Rights Costs consists of programming acquired from third parties and programming produced locally and forms an important component of our station broadcasting schedules. These Program Rights Costs are amortized on a systematic basis over their expected useful lives. We have determined that the life and value of the asset is dependent upon the airing of the program.

Prior to October 1, 2004, our policy was to amortize feature films by 90% for the first run and 10% for the second run; all other programming was amortized by 100% on a first showing. During 2004 we initiated a review of our program rights cost policy. Effective from October 1, 2004 we changed our amortization policy. The policy was changed after a comprehensive examination of past periods ratings allocation to both first and second runs. In the first 3 quarters the film licenses were amortized 90% after the first run and 10% after the second run. Series were amortized 100% after the first run in proportion to the numbers of shows. In the last quarter, after the change, both films and series are amortized 65% after the first run and 35% after the second run. The impact of the change is a lower amortization charge of approximately US$ 3.0 million for the year 2004.

Proforma Disclosures

Had we continued with our policy to amortize feature films by 90% for the first run and 10% for the second run from October 1, 2004 to December 31, 2004, our net income/(loss) and net income/(loss) per common share would decrease/(increase) to the following pro forma amounts:

For the Year Ended December 31, 2004 (US$ 000’s, except per share data)

Net Income/(Loss)	As Reported	$18,531
Add: Program Amortization	As Reported	42,335
Deduct: Program Amortization based on policy prior to October 1, 2004	As Reported	(45,320)
Net Income/(Loss)	Pro Forma	$15,546

Net Income/(Loss) - Basic:	As Reported	$0.66
	Pro Forma	$0.56

Net Income/(Loss) -Diluted:	As Reported	$0.64
	Pro Forma	$0.53

Goodwill and Intangible Assets

Goodwill represents our excess cost over the fair value of net assets acquired. Goodwill is not amortized but is assessed for impairment on an annual basis in accordance with FAS No. 142.

License acquisition costs represent the fair value of broadcast licenses and the related direct costs incurred to acquire. Of those we treat as indefinite lived assets under paragraph 11 of FAS142 consideration is given whether:

•	We intend to renew the licenses into the foreseeable future;
•	We have precedents of renewals;
•	We do not expect any substantial cost to be incurred as part of a future license renewal and no costs have been incurred in the renewals to date; and
•	We have not experienced any historical evidence of a compelling challenge to our holding these licenses.

We do not foresee that the technology used to exploit these licenses will undergo significant changes in the foreseeable future. We do not consider that the advent of digital broadcasting nor any other technological development would impact on the way in which we broadcast our signal.

Fair Value of Financial Instruments

We disclose the fair value of financial instruments in accordance with FAS No. 107, “Disclosures about Fair Value of Financial Instruments”. To meet the reporting requirements of FAS No. 107, we calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different from book value of those financial instruments. We use quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, we use standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

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

Stock-Based Compensation

Stock-based compensation costs are determined when options are issued and are measured under the fair value method as defined in SFAS 123, "Accounting for Stock-based Compensation" ("SFAS 123"). We adopted SFAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by SFAS 148, "Accounting for Stock-based Compensation - Transition & Disclosure" ("SFAS 148"). In prior periods, we used the intrinsic method of accounting as defined in APB 25, "Accounting for Stock Issued to Employees" ("APB 25"). (See Note 13, “Stock Option Plans”).

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

		For the Years Ended December 31, (US$ 000's, except per share data)
		2004	2003	2002

Net Income/(Loss)	As Reported	$18,531	$346,012	$(14,184)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	10,102	13,209	3,754
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	As Reported	(10,315)	(13,778)	(4,393)
Net Income/(Loss)	Pro Forma	$18,318	$345,443	$(14,823)

Net Income/(Loss) - Basic:	As Reported	$0.66	$13.06 (1)	$(0.54)
Pro Forma		$0.66	$13.04 (1)	$(0.56)

Net Income/(Loss) -Diluted:	As Reported	$0.64	$13.06 (1)	$(0.54)
Pro Forma		$0.63	$13.04 (1)	$(0.56)
(1) As restated, for further information, see Note 24, "Earnings Per Share".

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

Financial Instruments

Put options issued are accounted for in accordance with FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and EITF 00-6 "Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in the Stock of a Consolidated Subsidiary".

Reclassifications

Certain reclassifications were made to prior period amounts to conform to current period classifications.

Recent Accounting Pronouncements

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on July 1, 2005.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS 153 eliminates the exception to fair value accounting for exchanges of similar productive assets contained in APB 29 and replaces it with a general exception for exchange transactions that do not have commercial substance. The exception in APB 29 required certain nonmonetary asset exchanges to be recorded on a carryover basis with no gain/loss recognition. Under SFAS 153, exchange transactions with commercial substance are required to be accounted for at fair value with gain/loss recognition on assets surrendered in exchange transactions. We will be required to adopt SFAS 153 on July 1, 2005, and believe the adoption of this standard will not have a material impact on our financial statements.

Accounting for Pre-existing Relationships between the Parties to a Business Combination

FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 04-01 “Accounting for Pre-existing Relationships between the Parties to a Business Combination” which must be applied prospectively to business combinations and goodwill impairment tests completed in reporting periods beginning after October 13, 2004. When two parties that have a pre-existing contractual relationship enter into a business combination, the pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists. We are currently assessing the impact that this pronouncement will have on our accounting for the TV Nova (Czech Republic) Acquisition.

3. VARIABLE INTEREST ENTITIES

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

In December 2003 , the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities Revised" (FIN 46(R)) which modified the scope exceptions provided in FIN 46.

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

Below is a summary of the impact of the adoption of FIN 46 (R) on our consolidated balance sheet as at December 31, 2003 and our consolidated statements of operations for 2003 and 2002.

Consolidated Balance Sheet Financial Statement Caption	As at December 31, 2003
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
	(US$ 000's)
Total current assets	264,743	2,148	266,891
Total assets	365,801	2,951	368,752
Total current liabilities	66,286	4,830	71,116
Total non-current liabilities	24,997	(1,879)	23,118
Total shareholders' equity	273,524	-	273,524

Consolidated Statement of Operations Financial Statement Caption	For the Twelve Months ended December 31, 2003
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
	(US$ 000's)
Net revenues	118,526	6,452	124,978
Total station operating costs and expenses	80,636	1,995	82,631
Operating income/(loss)	(6,300)	1,890	(4,410)
Net loss from continuing operations	(24,201)	-	(24,201)
Net income	346,012	-	346,012

Consolidated Statement of Operations Financial Statement Caption	For the Twelve Months ended December 31, 2002
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
	(US$ 000's)
Net revenues	92,294	6,849	99,143
Total station operating costs and expenses	62,740	4,867	67,607
Operating income/(loss)	1,485	(19)	1,466
Net loss from continuing operations	(25,106)	-	(25,106)
Net income	(14,184)	-	(14,184)

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

5. RESTRICTED CASH

In connection with the acquisition of Nova TV (Croatia), we deposited into an escrow account Euro 24 million (approximately US$ 29.7 million at the time of payment) on July 6, 2004. This represented the estimated maximum purchase price at the time of closing.  On July 16, 2004, we acquired 100% of Nova TV (Croatia) and OK in Croatia for Euro 20.3 million (approximately US$ 24.7 million at the time of acquisition) (for further information see Note 9, "Disposals and Acquisitions"). On July 16, 2004, Euro 15.6 million (approximately US$ 19.0 million at the time of acquisition) was paid from the escrow account and Euro 0.8 million (approximately US$ 1.0 million at the time of acquisition) was returned to us.  As at December 31, 2004, we held Euro 7.6 million (approximately US$ 10.3 million) as restricted cash.

Additionally, we had US$ 5.1 million classified as restricted cash in relation to our self insurance vehicle with regard to Directors' and Officers' Insurance.

6. ACCOUNTS RECEIVABLE

The following represent trading balances in the ordinary course of business:

	As at December 31, (US$ 000’s)
	2004	2003
Trading:
Third-party customers	$49,813	$34,367
Less: allowance for bad debts	(5,661)	(5,232)
Related parties	757	544
Less: allowance for bad debts	(189)	(131)
Total	44,720	29,548
Other:
Third-party customers	18	-
Less: allowance for bad debts	-	-
Related parties	722	526
Less: allowance for bad debts	(290)	(262)
Total	$45,170	$29,812

7. OTHER RECEIVABLE

	As at December 31, (US$ 000’s)
	2004	2003
Short-term	$18,368	$20,103
Long-term	-	18,200
Total	$18,368	$38,303

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our former Czech operating company, for US$ 53.2 million.

The first installment of US$ 7.5 million was received on October 8, 2003, the second US$ 7.5 million installment was received on October 23, 2003 and the third US$ 20.3 million installment was received on July 14, 2004. The remainder of the purchase price will be settled by one payment of US$ 18 million plus all accrued interest on or before July 15, 2005 or, in the event that we acquire PPF's ownership interest in the TV Nova (Czech Republic) Group prior to such date (for further information, see Note 14, "Commitments and Contingencies"), the final outstanding obligation will be offset against our payment obligations to PPF in connection therewith.

The outstanding payment is collaterized by 125,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic. Ceska pojistovna, a.s. is listed on the Prague Stock Exchange and as at December 31, 2004 these shares were valued at CZK 1.9 billion (approximately US$ 85.1 million).

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents our excess cost over the fair value of net assets acquired. Our goodwill arose on our acquisitions in Croatia, Slovenia, Romania and Ukraine. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. We assess goodwill impairment in the fourth quarter of each year. We completed our annual assessment of goodwill impairment in the fourth quarter of 2004 which resulted in no impairment charges.

The carrying amount of goodwill and other intangibles as at December 31, 2004, 2003 and 2002 is as follows:

Goodwill:

	Slovenian operations	Ukrainian operations	Romanian operations	Croatian operations	Total
	(US$ 000’s)
Carrying amount as at December 31, 2002	$14,105	$4,096	$-	$-	$18,201
Foreign exchange movements	(380)	-	-	-	(380)
Carrying amount as at December 31, 2003	13,725	$4,096	-	-	$17,821
Additions in the period (see Note 9)	-	-	8,826	29,260	38,086
Foreign exchange movements	999	-	-	2,186	3,185
Carrying amount as at December 31, 2004	$14,724	$4,096	$8,826	$31,446	$59,092

Other intangibles:

	License acquisition cost	Broadcast license	Trademarks	Customer relationships	Total
	(US$ 000's)
Carrying amount as at December 31, 2002 (1)	$1,506	$292	$-	$-	$1,798
Additions	-	5,258	2,479	-	7,737
Foreign exchange movements	-	19	-	-	19
Carrying amount as at December 31, 2003 (1)	1,506	5,569	2,479	-	9,554
Additions in the period (see Note 9)	-	7,336	7,816	2,468	17,620
Amortization in the period	-	(234)	-	(231)	(465)
Foreign exchange movements	-	398	224	-	622
Carrying amount as at December 31, 2004	$1,506	$13,069	$10,519	$2,237	$27,331
(1) Restated to reflect the adoption of FIN 46 (R).

All license costs, broadcast licenses and trademarks are assets with indefinite useful lives and are subject to annual impairment reviews. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over eight years. The amortization expense is US$ 0.2 million for 2004 and US$ 0.3 million for each of the years 2005-2009.

9. ACQUISITIONS AND DISPOSALS

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

The purchase price was agreed by reference to an independent valuation report which was based on a multiple of MPI's and Pro TV's future earnings. In accordance with the SFAS No. 141, "Business Combinations" ("FAS 141"), we have allocated US$ 3.7 million to broadcast licenses, US$ 5.5 million to trademarks and US$ 2.0 million to customer relationships, all of which were preliminarily allocated to goodwill. We have recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses have been assigned an indefinite life, while customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, eight years. An amount of US$ 8.8 million was recognised as goodwill.

Disposal of Interest in Radio Pro

In order to comply with Romanian Media Council regulations following our acquisition of an additional 14% interest in MPI and Pro TV, it was necessary to reduce our holding in Radio Pro, a radio license holding company, from 44% to 20%. On March 29, 2004, we sold a 24% holding in Radio Pro to Mr. Adrian Sarbu for consideration of US$ 0.04 million with a resulting loss on disposal of US$ 0.02 million. The consideration was determined by an independent valuation of Radio Pro.

Croatia

In accordance with our strategic plan to acquire one or more established businesses in the Balkans, we acquired 100% of Nova TV (Croatia) and OK in Croatia for Euro 20.3 million (approximately US$ 24.7 million at the time of acquisition) on July 16, 2004. The purchase price is payable in three installments. Euro 15.6 million (approximately US$ 19.0 million at the time of payment) was paid at closing on the basis of an estimate purchase price. Euro 1.7 million (approximately US$ 2.3 million) was paid on February 9, 2005 following the determination of the final purchase price. Approximately Euro 3 million (approximately US$ 4.1 million) of the total purchase price will be held in escrow until July 16, 2005 pending resolution of representation and warranty provisions contained in the acquisition agreement. Accordingly, Euro 4.7 million (approximately US$ 6.4 million) is classified in our consolidated balance sheet as deferred consideration as at December 31, 2004.

We have initiated a fair value exercise to allocate the purchase price to the acquired assets and liabilities. Upon completion of the fair value exercise, the purchase price allocation will include the broadcast license intangible asset and other intangible assets to be identified. We have therefore provisionally recognized goodwill of US$ 29.6 million arising from these acquisitions which may be subject to adjustment following the completion of the fair value exercise.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. It consists of the following:

		As at December 31 (US$ 000's)
	Useful Lives Years	2004	2003
Land and buildings	25	$13,076	$10,125
Station machinery, fixtures and equipment	4-8	62,117	50,057
Other equipment	3-8	10,363	7,461
Software license	3-5	5,028	3,783
Construction in progress	-	4,846	2,427
		95,430	73,853
Less - Accumulated depreciation		(63,882)	(55,850)
		$31,548	$18,003

Assets held under capital lease (included in the above)
Land and buildings		$983	$915
Station machinery, fixtures and equipment		393	309
		1,376	1,224
Depreciation		(463)	(334)
Net Book Value		$913	$890

For further information on capital leases, see Note 14, "Commitments and Contingencies"

11. INCOME TAXES PAYABLE

The Netherlands and non-Netherlands components of the provision for income taxes consists of:

	For the Years Ended December 31, (US$ 000’s)
	2004	2003
Current Income tax expense:
Domestic	$2,104	$911
Foreign	9,047	3,386
Deferred tax benefit (all foreign)	(62)	(537)
Provision for income taxes	$11,089	$3,760

The Netherlands and non-Netherlands components of income (loss) from continuing operations before income taxes are:

	For the Years Ended December 31, (US$ 000’s)
	2004	2003
Income/(loss) before provision for income taxes, minority interest equity in income of unconsolidated affiliates and discontinued operations
Domestic	$5,127	$(39,207)
Foreign	15,456	15,813
	$20,583	$(23,394)

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004 and 2003:

	For the Years Ended December 31, (US$ 000’s)
	2004	2003
Income taxes at Netherlands Rates (34.5% for both years)	$7,101	$(8,071)
Difference between Netherlands rates and rates applicable to international subsidiaries	393	6,141
Tax effect of permanent differences	6,186	1,667
Effect of change in tax rate in Romania (Ukraine for 2003)	(858)	68
Change in valuation allowance	(1,366)	3,192
Other (Netherlands tax settlement)	(367)	763
Provision for income taxes	$11,089	$3,760

The following table shows the significant components included in deferred income taxes as at December 31:

	As at December 31, (US$ 000’s)
	2004	2003
Assets:
Tax benefit of loss carry forwards and other tax credits	$9,242	$10,061
Property, plant and equipment	127	311
Temporary difference due to timing	1,584	2,327
Total deferred tax assets	10,953	12,699
Valuation allowance	(8,011)	(11,846)
	$2,942	$853
Liabilities:
Intangible assets	$(4,406)	$(38)
Investment write off	(1,763)	-
Undistributed reserves not permanently reinvested	(2,437)	-
Other	(390)	-
Temporary difference due to timing	(314)	(277)
Total deferred tax liabilities	$(9,310)	$(315)

Net deferred income tax assets / (liability)	$(6,368)	$538

A deferred tax asset in the amount of US$ 0.8 million and US$ 0.5 million is classified in short-term assets in our consolidated balance sheet as at December 31, 2004 and 2003, respectively.

We have provided a valuation allowance against potential deferred tax assets of US$ 8.0 million and US$ 11.8 million as at December 31, 2004 and 2003, respectively since it has been deemed more likely than not that the benefits associated with these assets will not be realized. The decrease in the valuation allowance reflects, among other things, the fact that management now believes that the deferred tax assets in respect of the Romanian operations are more likely than not to be realized.

We have operating loss carry-forwards that will expire in the following periods:

US$ 000's
2005	$ 8,407
2006	10,345
2007	1,077
2008	151
2009	11,817
Total	$ 31,797

We also have operating loss carry-forwards of US $7.5 million (2003: US$ 7.5 million) with no expiry.

We have re-evaluated our forecasts of our Dutch tax liabilities based on our inter-company loans and as at December 31, 2004 have provided US$ 3.5 million (US$ 3.1 million in non-current liabilities and US$ 0.4 million in current liabilities) in respect of the additional tax which is required to be paid, should our taxable income fall below the minimum amount agreed with the Dutch tax authorities over the next 6 years (2003: US$ 6 million, all in non-current liabilities). Since over 50% of our inter-company loans are at variable rates, should US$ interest rates rise significantly, our interest income will rise and the provision will fall. In our consolidated statement of operations, we recognized a benefit of US$ 2.4 million in 2004 and charges of US$ 14.0 million and US$ 1.0 million in 2003 and 2002, respectively.

The settlement with the Dutch tax authorities also provides that if any decision is issued at any time prior to December 31, 2008 exempting awards under Bilateral Investment Treaties from taxation in the Netherlands, we will be allowed to use any resulting losses, which could be up to US$ 195 million, to offset other income within the applicable carry forward rules. This would not reduce the minimum amount of tax agreed payable under the Settlement Agreement. At this time there is no indication that the Dutch tax authorities will issue such a decision.

We have not provided income taxes or withholding taxes on US$ 80 million (2003: US$ 58 million) of cumulative undistributed earnings as the earnings are permanently reinvested in the companies concerned. It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

12. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

		As at December 31, (US$ 000’s)
		2004	2003
CME B.V.
STS Loan	(a)	$7,687	$6,245
Croatian Operations
Long-term loans	(b) - (d)	1,668	-
Capital lease, net of interest, and unsecured short-term loans		381	-
Romanian Operations
Capital lease, net of interest, and unsecured short-term loans		44	-
Slovenian Operations
Long-term loan	(e)	8,903	10,015
Capital lease, net of interest, and unsecured short-term loans		628	641
Ukrainian Operations
Capital lease, net of interest, and unsecured short-term loans		59	175
Total current and non-current maturities		19,370	17,076
Less current maturities		(10,472)	(185)
Total non-current maturities		$8,898	$16,891

CME B.V.

(a) A loan of Sk187 million (approximately US$ 6.6 million) from our unconsolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate (“BRIBOR”) 3 month rate plus 2.2% (BRIBOR - 3 month as at December 31, 2004 was 4.3%). Outstanding interest owed to STS as at December 31, 2004 was US$ 1.1 million. The loan is due to be repaid in full on December 1, 2005. No principal payments were made on this loan in 2004.

Croatia

(b) A total of Euro 1.0 million (approximately US$ 1.3 million) was drawn down on three agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the European Inter Bank Official Rate ("EURIBOR") 3 month rate plus 2.5%. As at December 31, 2004 a rate of 4.65% applied to these loans. These loans are secured by the real property and fixed assets of OK, which as at December 31, 2004 have a carrying amount of approximately US$ 1.8 million. Principal payments of Euro 0.1 million (approximately US$ 0.1 million) were made on these loans in 2004.

(c) An amount of Euro 0.03 million (approximately US$ 0.03 million) was drawn down on an agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25%.

(d) Euro 0.2 million (approximately US$ 0.3 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of the EURIBOR 3 month rate plus 3.0%. As at December 31, 2004 a rate of 5.15% applied to this loan. Principal payments of Euro 0.1 million (approximately US$ 0.1 million) were made on these loans in 2004.

Slovenia

(e) In December 2002, Pro Plus entered into a loan agreement for a facility of up to Euro 8.0 million (approximately US$ 10.8 million) with Bank Austria Creditanstalt d.d. (“BACA”) and Nova Ljubljanska banka d.d. which matures in February 2009. As at December 31, 2004, Euro 6.5 million (approximately US$ 8.8 million) was drawn down on this agreement. This loan bears a variable interest rate of the EURIBOR 6 month rate plus 3.0% (EURIBOR - 6 month as at December 31, 2004 was 2.1%). As at December 31, 2004 a rate of 5.1% applied to this loan. This loan facility is secured by the real property, fixed assets and receivables of Pro Plus, which as at December 31, 2004 have a carrying amount of approximately US$ 25.4 million. Principal payments of Euro 1.5 million (approximately US$ 2.0 million) were made on these loans in 2004.

Total Group

At December 31, 2004, the maturity of our tranches of debt are as follows:

Loan	Maturity Date
Sk187 million (approximately US$ 6.6 million) from our unconsolidated affiliate, STS	December 1, 2005
Euro 0.1 million (approximately US$ 0.1 million) with Hypo Alpe-Adria-Bank d.d.	July 1, 2006
Euro 0.9 million (approximately US$ 1.2 million) with Hypo Alpe-Adria-Bank d.d.	April 1, 2011
Euro 0.03 million (approximately US$ 0.03 million) with Hypo Alpe-Adria-Bank d.d.	July 31, 2007
Euro 0.2 million (approximately US$ 0.3 million) with BKS Bank fur Karnten and Steiermark AG	October 1, 2006
Euro 6.5 million (approximately US$ 8.9 million) with BACA	February 16, 2009

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases and under non-cancelable operating leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at December 31, 2004:

As at December 31, 2004 (US$ 000’s)
2005	$464
2006	292
2007	136
2008	136
2009	136
2010 and thereafter	152
1,316
Less: amount representing interest	(204)
Present value of net minimum lease payments	$1,112

13. STOCK OPTION PLANS

Stock-based compensation costs are determined when options are issued and are measured under the fair value method as defined in SFAS 123. We adopted SFAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as required by SFAS 148. In prior periods, we used the intrinsic method of accounting as defined in APB 25.

2004 Option Grants

Pursuant to the 1995 Amended Stock Option Plan, the Compensation Committee of our Board of Directors may award stock options to employees. During 2004, the following awards were made:

Date	Stock Options	Period over which Options Vest Equally
February 2, 2004	160,000	4 Years
May 3, 2004	10,000	3 Years
May 5, 2004	20,000	3 Years
October 1, 2004	10,000	3 Years
November 18, 2004	87,500	4 Years
November 22, 2004	20,000	3 Years

On June 2, 2004, an automatic grant of 112,000 non-incentive stock options with a vesting period of 4 years was made to non-executive directors, pursuant to the 1995 Stock Option Plan.

The fair value of the option grants is estimated on the date of the grant using the Black-Scholes option pricing model, with the following assumptions used:

Date of Option Grant	Risk Free Interest Rate	Expected Stock Price Volatility
February 2, 2004 - 5 year rate	3.18%	51.5%
May 3, 2004 - 5 year rate	3.63%	51.5%
May 5, 2004 - 5 year rate	3.71%	51.5%
June 2, 2004 - 5 year rate	3.91%	51.5%
October 1, 2004 - 5 year rate	3.44%	51.5%
November 18, 2004 - 5 year rate	3.48%	51.5%
November 22, 2004 - 5 year rate	3.56%	51.5%

Expected stock price volatility is calculated on an average of the preceding six-year weekly closing prices of competitors specific to our markets, as we consider this basis to represent the best indicator of expected volatility over the life of the option. Expected dividend yields for these awards are assumed to be 0%; the expected lives are estimated at 6 years.

The weighted average fair value of the above grants made in 2004 is US$ 12.52 per option compared with US$5.72 per option in 2003. Prior to the adoption of SFAS 123 we followed APB 25, "Accounting for Stock Issued to Employee", for all employee stock option awards granted, modified or settled before January 1, 2003.

The total fair value of the above awards for 2004 is US$ 5.3 million compared with US$ 1.4 million and US$ nil in 2003 and 2002 respectively. In accordance with SFAS 123 the total fair value for these awards is recognized in the Statement of Operations using straight line amortization over the vesting period of the award.

In the twelve months to December 31, 2004 total charges of US$ 1.1 million were recognized, including charges made for awards in previous periods. In the twelve months to December 31, 2003 and 2002 total charges of US$ 0.3 million and US$ nil, respectively, were recognized.

Stock Based Compensation (Variable Plan Accounting)

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

The exercise price of these options is US$ 1.48. Our stock price as at December 31 2004, 2003 and 2002 was US$ 38.92, US$ 17.30 and US$ 5.75, respectively. Consequently, the stock based compensation charge in the twelve months to December 31, 2004, 2003 and 2002 was US$ 9.0 million, US$ 12.9 million and US$ 3.8 million, respectively.

Stock based compensation charged to consolidated statement of operations

The charge for stock based employee compensation in corporate operating costs in our consolidated income statement can be summarized as follows:

	For the Years Ended December 31, (US$ 000’s, except per share data)
	2004	2003	2002
Stock-based compensation charged under FIN 44	$8,977	$12,948	$3,754
Stock-based compensation charged under SFAS 123	1,125	261	-
Total stock-based compensation	$10,102	$13,209	$3,754

Plan Summary

A summary of the status of our stock option plans at December 31, 2004, 2003, and 2002 and changes during the years 2004, 2003, and 2002 are presented in the table and narrative below.

	For the Year Ended December 31, 2004
	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	2,527,717	7.10	0.16 - 33.50
Granted	419,500	23.84	18.93 - 32.99
Exercised	(1,083,634)	2.74	1.48 - 23.00
Forfeited	(158,566)	19.11	2.14 - 20.71
Outstanding at end of year	1,705,017	12.89	0.16 - 33.50
	For the Year Ended December 31, 2003
	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	2,503,715	6.40	0.16 - 33.50
Granted	252,000	10.64	10.37 - 11.44
Exercised	(145,998)	0.83	0.16 - 2.14
Forfeited	(82,000)	7.83	5.72 - 33.50
Outstanding at end of year	2,527,717	7.10	0.16 - 33.50
	For the Year Ended December 31, 2002
	Shares	Weighted Average Exercise Price (US$)	Option Price (US$)
Outstanding at start of year	2,074,915	7.56	0.16 - 33.50
Granted	466,000	2.08	1.96 - 2.14
Exercised	(10,000)	0.84	0.84
Forfeited	(27,200)	22.51	20.00 - 23.00
Outstanding at end of year	2,503,715	6.40	0.16 - 33.50

At December 31, 2004, 2003 and 2002 914,318, 1,712,351 and 1,678,316 options were exercisable, respectively.

Warrants

As a result of a transaction in 2002 with GoldenTree Asset Management LLC, the resale of shares issuable on exercise of warrants to purchase 696,000 Class A shares with an exercise price of US$ 2.504 was registered with the SEC on February 4, 2004 and the warrants were exercised on February 19, 2004. We received US$ 1.7 million on exercise and the stock issued is included in our 21,049,400 shares of Class A Common Stock outstanding as at December 31, 2004.

14. COMMITMENTS AND CONTINGENCIES

Litigation

Croatia

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53 million (approximately US$ 9.4 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated NOVA TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and NOVA TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of NOVA TV (Croatia). On December 31, 2003, Global Communications entered into a agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought suit in order to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68 million (approximately US$ 12.1 million), claiming that AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. We believe that these counterclaims are without merit.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking damages in the amount of SIT 190 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.2 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.1 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We believe Mrs. Meglic’s claim is without merit and will continue to defend the claim. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at December 31, 2004.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

In July 2004, AITI launched proceedings against the Ukraine Media Council and Studio 1+1 to challenge the award of the additional nine-hour license to Studio 1+1. In September 2004, the Economic Court of Kiev dismissed this claim. AITI appealed to the Court of Appeal, which also found in favor of the Ukraine Media Council and Studio 1+1. AITI appealed to the more senior Court of Cassation, which also rejected the claim at a hearing dated January 11, 2005. AITI has lodged a request to appeal to the Supreme Court of Ukraine on February 18, 2005. The Supreme Court must also consent to accept the appeal and this process can take up to one year.  As at March 10, 2005 no such acceptance notice has been issued.  In the event the Supreme Court accepts this appeal we believe that there are no grounds for it to succeed as evidenced by the decisions of the Court of Appeal and Court of Cassation.

General

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed above, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Financial Commitments — Existing Entities

Our existing operations, with the exception of Croatia, are expected to be self-supporting in terms of funding during 2005, with cash being available through local credit facilities and/or generated from operations.

Licenses

We believe that the licenses for the television license companies will be renewed prior to expiry. In Romania, the Slovak Republic, Slovenia and Ukraine local regulations do contain a qualified presumption for extensions of broadcast licenses; however, there can be no assurance that any of the licenses will be renewed upon expiration of their initial term. The failure of any such license to be renewed could adversely affect the results of our operations. However, to date, licenses have been renewed in the ordinary course of business. Access to the available frequencies is controlled by regulatory bodies in each country in which we operate.

Station Programming Rights Agreements

We had program rights commitments of US$ 18.1 million and US$ 8.2 million at December 31, 2004 and 2003, respectively, in respect of future programming, which includes contracts signed with license periods starting after the balance sheet date. As at December 31, 2004, US$ 3.9 million of our program rights commitments related to our Ukrainian operations, US$ 9.1 million related to our Romanian operations and US$ 4.6 million related to our Croatian operations. This increase is as a result of our Ukrainian and Romanian operations entering into longer term contracts with programming providers; Croatia was a new acquisition during 2004.

Operating Lease Commitments

For the fiscal years ended December 31, 2004, 2003, and 2002 we incurred aggregate rent on all facilities of US$ 1.6 million, US$ 0.8 million, and US$ 0.8 million. Future minimum operating lease payments at December 31, 2004 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

As at December 31, 2004 (US$ 000’s)
2005	$1,783
2006	1,723
2007	1,288
2008	1,247
2009	394
2010 and thereafter	394
Total	$6,829

Dutch Tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the period through 2003, including receipts in respect of our award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance later rule that arbitration awards such as the one we received are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income, but will not reduce our minimum payment commitments.

As at December 31, 2004 we provided US$ 3.5 million (US$ 3.1 million in non-current liabilities and US$ 0.4 million in current liabilities) (2003: US$ 6.0 million in non-current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions and released US$ 2.4 million through discontinued operations in our consolidated statement of operations for the twelve months ended December 31, 2004.

Slovenia

On January 31, 2003 we entered into a put option with Marijan Jurenec, the general director of Pro Plus, our Slovenian operation for his 3.15% interest in Pro Plus. Under the terms of the agreement, Mr. Jurenec has the right to put his interest to us through January 30, 2006 at a price that consists of a fixed component and a variable component based on Slovenian Segment EBITDA ("the Cash Value") which at December 31, 2004, is approximately US$ 5.9 million. We have the right to call the same interest at any time until December 31, 2006. This will be put at a price that is the same as the put price as of January 30, 2006, and for approximately Euro 5.4 million (approximately US$ 7.3 million) thereafter until December 31, 2006. We have determined a fair value of the option in an amount of US$ 0.6 million and this has been recorded as a liability.

Romania

On July 30, 2004 we entered into a Put Option Agreement with the general director, Mr. Sarbu who owns the remaining 20% of MPI and Pro TV SA. This remaining 20% ownership is split 75% Mr. Sarbu and 25% Rootland Trading Limited. Under the terms of the agreement, Mr. Sarbu may require us to buy either his direct shareholdings or those of Rootland Trading Limited on the terms set out below:

•	First Option: 5% in MPI and Pro TV from March 1, 2006 and ending on February 28, 2009.
•
Second Option: 15% of MPI and Pro TV for a twenty-year period thereafter, if the First Option has been exercised or 20% of MPI and Pro TV if the First Option Notice was not exercised during the First Option Period.

The value of the First and Second shareholdings for both MPI and Pro TV is to be determined by each party’s own valuator. If the valuations are within 15% of each other, the average of the mid-points of both valuations would be used to establish the purchase price. If the valuations are further apart, both banks will appoint a third bank to carry out a third valuation and then the average of the three valuations will establish the purchase price. The minimum price to be paid by us is US$ 1.45 million per percentage point. As at December 31, 2004, we consider the likelihood of the put option being valued below US$ 1.45 million per percentage point is remote. Therefore it is not valued and is not recorded in our consolidated balance sheet.

Dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

The laws under which our operating companies are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of our Dutch and Netherlands Antilles subsidiaries, our voting power is sufficient to compel the making of distributions. In the case of Nova TV (Croatia), distributions may be paid from net profits subject to a reserve of 5% of annual profits until the aggregate reserves equal 5% of the registered capital of Nova TV (Croatia). In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote is required in order for Pro TV to make distributions and we have sufficient voting power to compel distributions of dividends. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. We cannot compel the distributions of dividends by STS. In the case of Pro Plus, distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. We have a sufficient majority to compel distributions of dividends from Pro Plus. In the case of Innova and IMS, distributions may be paid from their profits and there is no reserve requirement for either company. Our voting power in Innova and IMS is sufficient to compel the distribution of dividends.

STS has made dividend distributions to us in 2003 and 2004; Pro Plus has made dividend distributions to us in 2004.

15. INVESTMENTS IN ASSOCIATED COMPANIES

We hold the following investments in unconsolidated affiliates:

	Voting Interest	As at December 31, (US$ 000’s)
		2004	2003

STS	49%	$28,506	$24,404
Other	Various	52	9
		$28,558	$24,413

In the twelve months ended December 31, 2004 and 2003 we received dividends of US$ 6.3 million and US$ 3.1 million, respectively, from STS.

16. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following represent trading balances in the ordinary course of business:

	As at December 31, (US$ 000’s)
	2004	2003
Third-party suppliers	$15,168	$7,745
Related party suppliers	1,474	650
Accrued liabilities	28,244	17,307
Programming payables	22,156	12,046
Total	$67,042	$37,748

17. ACQUISITION COSTS

	As at December 31, (US$ 000’s)
	2004	2003
Acquisition costs	$10,770	$-

As at December 31, 2004 we have recorded US$ 10.8 million of acquisition costs (principally investment banker's fees, due diligence and legal fees) in relation to the TV Nova (Czech Republic) Acquisition (see Note 26, “Subsequent Events”).

18. RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist television services in the countries in which we operate, many of which are provided by parties known to be connected to our local shareholders.  As stated in FAS 57 “Related Party Disclosures” transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

We consider related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a "connected" party is one in which we are aware of a family or business connection to a shareholder.

Related Party Loans

A table of outstanding loans and advances to related parties in all countries in which we operate is shown below.

	As at December 31, (US$ 000’s)
	2004	2003
Consolidated Balance Sheet Items - Current Assets
Loans to related parties
Boris Fuchsmann	$300	$1,200
Inter Media	-	1,302
Media Pro Pictures	-	1,347
	$300	$3,849

Consolidated Balance Sheet Items - Non-Current Assets
Loans to related parties
Boris Fuchsmann	$2,525	$1,883

We received payments against our related party loans during 2004, such that the current portion of the loans reduced to US$ 0.3 million at December 31, 2004 from US$ 3.8 million at December 31, 2003. Non-current loans to related parties increased in the year to US$ 2.5 million at December 31, 2004 from US$ 1.9 million at December 31, 2003. This reflects a movement of balances from current loans to non-current loans.

Croatia

We have no related party transactions in Croatia.

Romania

We and Mr. Sarbu are shareholders in MPI , Pro TV and Radio Pro. Our Cooperation Agreement with Mr. Sarbu requires that related party transactions be approved by a majority vote of the shareholders. The approval process for related party transactions was exercised verbally for the period from 1997 to late 2001. Beginning in 2002 formal, written records have been required and reviews of related party transactions have been performed. Approval of these has been made at local board and shareholder meetings.

Mr. Sarbu, the General Director and minority shareholder in our Romanian operations, has extensive business interests in Romania, particularly in the media sector. Due to the limited local market for many specialist television services in Romania, companies related or connected to Mr. Sarbu were often the sole or primary supplier of the services that MPI required, and much of the Romanian business was developed based on services supplied by Mr. Sarbu’s companies.

Following a review of related party transactions in 2002, the shareholders of MPI decided to institute reviews of related party transactions, bring services in-house where possible and place additional controls over the remaining related party transactions.

Description of related party transactions in Romania

In 1995 we loaned Inter Media SRL US$ 1.3 million to purchase an interest in the building in which MPI operates. In addition to this, there was a loan due that has been guaranteed by Mr. Sarbu and one of his companies, Media Pro Pictures for US$ 1.0 million. On March 29, 2004, we acquired an additional 14% share in each of our consolidated subsidiaries MPI and Pro TV from Rootland Trading Limited, which is controlled by Mr. Sarbu, for purchase consideration of US$ 20.3 million (see Note 9 “Acquisitions and Disposals”). The consideration for the acquisition consisted of US$ 16.9 million cash and the settlement of both the above loans plus all outstanding interest.

The total purchases from companies related or connected with Mr. Sarbu in 2004 were approximately US$ 6.9 million (2003 : US$ 6.6 million, 2002 : US$ 4.4 million).  These were mainly for various production and administrative related services.  The total sales to companies related or connected with Mr. Sarbu in 2004 were approximately US$ 0.1 million (2003 : US$ 0.9 million, 2002 : US$ 1.0 million).  At December 31, 2004, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 0.6 million (2003 : US$ 0.9 million). At December 31, 2004, companies related to Mr. Sarbu had an outstanding balance due to us of US$ 0.4 million (2003 : US$ 0.9 million).  At December 31, 2004, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 0.6 million (2003 : US$ 0.4 million).

We signed a Put Option Agreement with Mr. Sarbu in July 2004 that grants him the right to sell us 5% of his shareholding in MPI and Pro TV between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter. The put price will be determined in each instance by an independent valuation and is subject to a floor price. Following our purchase of a 2% interest in MPI and Pro TV from Mr. Sarbu, he will be allowed under the Put Option Agreement to put to us 3% of his shareholding between March 1, 2006 and February 28, 2009 and his remaining shareholding for a twenty-year period thereafter. Following an amendment to the Put Option Agreement entered into on March 3, 2005, Mr. Sarbu may put to us 3% of his shareholding in MPI and Pro TV between March 1, 2006 and February 28, 2009.

Slovenia

In connection with the restructuring of our Slovenian operations, we have entered into a put/call arrangement with the general director of Pro Plus, Marijan Jurenec, who owns the remaining 3.15% voting and profits interests of Pro Plus (the operating company). Under the terms of the agreement, Mr. Jurenec generally has the right to put his interest to us from December 31, 2004 until January 30, 2006 at a price that consists of a fixed component and a variable component based on station Segment EBITDA. We have the right to call the interest held by Mr. Jurenec at any time until December 31, 2006 at a price that is the same as the put price until January 30, 2006 and for approximately Euro 5.4 million (approximately US$ 7.3 million) thereafter until December 31, 2006, when the call expires. We have determined a fair value of the option in an amount of US$0.6 million and this has been recorded as a liability.

Slovak Republic

Our operating company in the Slovak Republic, STS, has loaned us Sk187 million (approximately US$ 6.6 million). The loan is repayable by us on December 1, 2005 and bears interest at a rate of 3 month BRIBOR+2.2% (BRIBOR - 3 month as at December 31, 2004 was 4.3%), which rate we believe is comparable to independently negotiated third party rates. Outstanding interest due to STS as at December 31, 2004 was US$ 1.1 million.

STS has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of television programs. Many of these contracts are for the production of programs that require specialist studios and specific broadcast rights. STS also sold advertising time through an advertising agency controlled by Jan Kovacik under an agreement which terminated on November 30, 2004. The total 2004 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 1.9 million (2003: US$ 2.5 million, 2002: US$ 2.1 million), and the total amount due to STS from this agency at December 31, 2004 was US$ 0.4 million (2003 : US$ 2.4 million).

We have received contractual management fees from STS since 1998. The value of these fees was US$ 0.4 million, US$ 0.4 million and US$ 0.7 million 2004, 2003 and 2002, respectively. In 2003, the other local shareholders suggested that they were also entitled to fees for their services to STS. Consequently, we made a provision of US$ 0.7 million in our consolidated statement of operations (representing our 70% share of a potential US$ 1.1 million charge against STS). During 2004, this issue was resolved and our 2004 results include a write-back of the provision taken in 2003.

Ukraine

We contract with Contact Film Studios for the production of certain television programs. This is a company connected to Boris Fuchsmann, the 40% shareholder and joint Managing Director of Innova, which is one of the Ukraine operating companies. Our total purchases from Contact Film Studios in 2004 were US$ 0.1 million (2003: US$ 0.1 million, 2002: US$ nil million). This amount is included in prepaid programming as at December 31, 2004.

In 1998 we made a loan to Mr. Fuchsmann with a total balance outstanding at December 31, 2004 of US$ 2.8 million (2003: US$ 3.1 million). The interest rate on this loan is US$ 3 month LIBOR+3%, subject to a minimum of 5% and has a final due date of November 2006.

Alexander Rodnyansky, the former general director and current Honorary President of Studio 1+1, continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Studio 1+1 conducts regular co-production business with CTC and plans to continue such commercial co-operation for future projects. Our total purchases from CTC in 2004 were US$ 0.1 million (2003: US$ 0.4 million, 2002: US$ 0.1 million).

We acquire legal and consulting services from LLC Legal Company Varlamov and Partners, headed by the deputy general director of Studio 1+1. Total amount of services rendered by the company in 2004 was US$ 0.2 million.

We contract with Vabank for provision of the banking services. This bank is connected to the minority shareholder and joint Managing Director of Innova Boris Fuchsmann through his presence on the bank’s Supervisory Board. Our balance on the current account with Va bank was US$ 1.2 million as at December 31, 2004.

Innova Marketing is a company owned and headed by Boris Fuchsmann, the 40% shareholder and joint Managing Director of Innova. Innova Marketing renders consulting services to Innova The amount of such services provided in 2004 was US$ 0.2 million.

Corporate

On May 27, 2003 we paid US$ 4.7 million to Ronald S. Lauder, our non-executive Chairman and controlling shareholder, reimbursing costs previously incurred by him in pursuing his Czech Republic arbitration. The payment was approved unanimously by our independent directors following a review of the ways in which the Lauder arbitration contributed to our success in the UNCITRAL Arbitration against the Czech Republic.

19. SUMMARY FINANCIAL INFORMATION FOR UNCONSOLIDATED AFFILIATES

	STS (MARKIZA TV)
	As at December 31, 2004	As at December 31, 2003
	(US$ 000's)	(US$ 000's)
Current assets	$25,548	$21,224
Non-current assets	16,919	14,831
Current liabilities	(15,445)	(13,249)
Non-current liabilities	(149)	(2,457)
Net Assets	$26,873	$20,349

	STS (MARKIZA TV)
	For the Years Ended December 31, (US$ 000's)
	2004	2003	2002
Net revenues	$61,576	$50,814	$38,397
Operating income	15,790	10,579	3,842
Net income	13,868	8,523	5,956
Movement in Accumulated other comprehensive income	4,760	5,315	2,879

Our share of income in Unconsolidated Affiliates for STS was US$ 10.4 million, US$ 4.5 million and US$ 4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Following the adoption of FIN 46 (R), we now consolidate Studio 1+1 which was previously accounted for as an unconsolidated affiliate.

20. SEGMENT DATA

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

Our assets and liabilities are managed centrally and are reported internally in the same manner as the consolidated financial statements, consequently no additional segment information is provided in respect of assets and liabilities.

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs, stock based compensation and amortization of intangibles);

•	changes in the fair value of derivatives;

•	foreign currency exchange gains and losses; and

•	certain unusual or infrequent items (e.g., gains and losses/impairments on assets or investments).

We use Segment EBITDA as a component in determining management bonuses.

Below are tables showing our Segment EBITDA by operation and reconciling these figures to our consolidated US GAAP results for the years ended December 31, 2004, 2003, and 2002:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	(US $000's)
	Segment Net Revenues (1)			Segment EBITDA
	2004	2003 (2)	2002 (2)	2004	2003 (2)	2002 (2)
Country
Croatia (NOVA TV)	$9,757	$-	$-	$(3,756)	$-	$-
Romania (3)	76,463	51,177	33,547	25,198	12,206	6,347
Slovak Republic (MARKIZA TV)	61,576	50,814	38,397	18,975	11,657	7,132
Slovenia (POP TV and KANAL A)	45,388	37,168	33,864	19,077	13,173	11,052
Ukraine (STUDIO 1+1)	53,351	36,633	31,732	14,729	7,999	6,890
Total Segment Data	$246,535	$175,792	$137,540	$74,223	$45,035	$31,421

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$182,339	$124,978	$99,143	$20,583	$(23,394)	$(24,232)
Corporate operating costs (including non-cash stock based compensation (see note 13) of $10.1 million, $ 13.2 million and $3.8 million in 2004, 2003 and 2002, respectively)	-	-	-	29,185	32,512	15,814

Amortization of intangibles	-	-	-	231	-	-
Unconsolidated equity affiliates (4)	64,196	50,814	38,397	19,404	11,657	7,132
Station Depreciation	-	-	-	6,663	5,276	7,009
Interest income	-	-	-	(4,318)	(5,507)	(1,841)
Interest expense	-	-	-	1,203	12,010	17,453
Foreign currency exchange loss, net	-	-	-	574	10,023	10,247
Other (income)/expense	-	-	-	698	2,458	(1,738)
Change in fair value of derivative	-	-	-	-	-	(1,108)
Loss on write down of investment	-	-	-	-	-	2,685
Total Segment Data	$246,535	$175,792	$137,540	$74,223	$45,035	$31,421

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) Restated to reflect the adoption of FIN 46 (R).
(3) Romanian channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO.
(4) Unconsolidated equity affiliates are STS in the Slovak Republic and Radio Pro in Romania.

21. COST OF PROGRAMMING

Our cost of programming consists of the following:

	For the Years Ended December 31, (US$ 000’s)
	2004	2003 (1)	2002 (1)
Production expenses	$29,458	$20,657	$17,137
Program amortization	42,335	30,090	20,423
Cost of Programming	$71,793	$50,747	$37,560

(1) Restated to reflect the adoption of FIN 46 (R).

22. DISCONTINUED OPERATIONS

Czech Republic

	For the years ended December 31, (US$ 000's)
	2004	2003	2002
Net revenues of discontinued operation	$-	$109	$308
Expenses of discontinued operation	-	(1,197)	(2,243)
Gain on disposal of CNTS	-	41,421	-
Arbitration related proceeds	-	358,635	28,953
Arbitration related costs	146	(14,796)	(12,791)
Write down in value of asset held for sale	-	-	(3,446)
Other income of discontinued operation	-	41	1,141
Income on disposal of discontinued operations	146	384,213	11,922
Tax on disposal of discontinued operations	2,378	(14,000)	(1,000)
	$2,524	$370,213	$10,922

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration.

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. The revenues and expenses of the Czech operations and the award income and related legal expenses have therefore all been accounted for as discontinued operations for the year 2003 and the prior year comparatives have been reclassified.

In 2003, we incurred US$ 14.8 million of arbitration related costs (primarily legal costs) relating to the arbitration proceedings against the Czech Republic and to the ICC Arbitration Tribunal against Dr Zelezny compared to US$ 12.8 million in 2002. Arbitration Related Proceeds/(Costs) in 2002 were previously classified in corporate operating costs expenses.

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our former Czech operating company, for US$ 53.2 million.

The first installment of US$ 7.5 million was received on October 8, 2003, the second US$ 7.5 million installment was received on October 23, 2003 and the third US$ 20.3 million installment was received on July 14, 2004. The remainder of the purchase price will be settled one payment of US$ 18.2 million plus all accrued interest on or before July 15, 2005 or, in the event the TV Nova (Czech Republic) Acquisition occurs prior to such date, will be offset against our payment obligations to PPF in connection therewith.

The outstanding payment is collaterized by 125,000 shares of Ceska pojistovna, a.s., a leading insurance company in the Czech Republic. Ceska pojistovna, a.s. is listed on the Prague Stock Exchange and as at December 31, 2004 these shares were valued at CZK 1.9 billion (approximately US$ 85.1 million).

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all outstanding years up to and including 2003 for a payment of US$ 9.0 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum payment of US$ 2.0 million per year for the years 2004-2008 and US$ 1.0 million for 2009. In our consolidated statement of operations, we released US$ 2.4 million in 2004 and charged US$ 14.0 million in 2003 and US$ 1.0 million in 2002.

23. FOREIGN CURRENCY TRANSLATION

We generate revenues primarily in Croatian kuna ("HRK"), Romanian lei ("ROL"), Slovak korunas ("Sk"), Slovenian tolar ("SIT") Ukrainian hryvna ("Hrn"), the Euro (“Euro”) and U.S. dollars (“US$”), incur expenses in those currencies as well as British pounds ("GBP"), and, in the event we complete the TV Nova (Czech Republic) Acquisition, in Czech korunas ("CZK"). The Croatian kuna, Romanian lei, Slovak koruna, Slovenian tolar and Ukrainian hryvna are managed currencies with limited convertibility. We incur operating expenses for acquired programming in U.S. dollars and other foreign currencies. For financial statements where the functional currency is not the US dollar, balance sheet accounts are translated from foreign currencies into US dollars at the relevant period end exchange rate; statement of operations accounts are translated from foreign currencies into United States dollars at the weighted average exchange rates for the respective periods. The resulting translation adjustments are reflected in a component of shareholders' equity with no effect on the consolidated statements of operations. Transactional gains and losses are recognized in the statement of operations.

The exchange rates at the end of and for the periods indicated are shown in the table below.

	Balance Sheet As At December 31,			Income Statement Weighted Average for the years ended December 31,
	2004	2003	% change	2004	2003	% change
Croatian kuna equivalent of US$ 1.00	5.64	6.06	7%	5.94	6.97	15%
Romanian lei equivalent of US$ 1.00	29,067	32,798	11%	32,655	33,204	2%
Slovak koruna equivalent of US$ 1.00	28.50	32.92	13%	32.18	36.62	12%
Slovenian tolar equivalent of US$ 1.00	176.24	189.37	7%	192.41	206.49	7%
Ukrainian hryvna equivalent of US$ 1.00	5.31	5.33	-%	5.32	5.33	-%
Euro equivalent of US$ 1.00	0.74	0.79	6%	0.80	0.88	9%
British pound equivalent of US$ 1.00	0.52	0.56	7%	0.55	0.61	10%
Czech koruna equivalent of US$ 1.00	22.33	25.68	13%	25.67	28.14	9%

In the accompanying notes, US$ equivalents of HRK, ROL, Sk, SIT, Hrn, Euro, GBP and CZK amounts have been included at December 31, 2004, 2003 or historical rates, as applicable, for illustrative purposes only.

24. EARNINGS PER SHARE

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

	For the years ended December 31,
	Net Income/(Loss) (US$ 000's)		Common Shares (000's)		Net Income/(Loss) per Common Share
	2004	2003	2004	2003 (as restated)	2004	2003 (as restated)
Basic EPS	$18,531	$346,012	27,871	26,492	$0.66	$13.06
Net income/(loss) attributable to common stock
Effect of dilutive securities : stock options	-	-	1,229	-	(0.02)	-
Diluted EPS
Net income/(loss) attributable to common stock	$18,531	$346,012	29,100	26,492	$0.64	$13.06

	For the years ended December 31,
	Net Income/(Loss) (US$ 000's)		Common Shares (000's)		Net Income/(Loss) per Common Share
	2003	2002	2003 (as restated)	2002(as restated)	2003 (as restated)	2002
Basic EPS	$346,012	$(14,184)	26,492	26,451	$13.06	$(0.54)
Net income/(loss) attributable to common stock
Effect of dilutive securities : stock options	-	-	-	-	-	-
Diluted EPS
Net income/(loss) attributable to common stock	$346,012	$(14,184)	26,492	26,451	$13.06	$(0.54)

Restatement of 2003 and 2002 Earnings Per Share

FAS 128 requires the same number of potential common shares used in computing the diluted per share amount for income from continuing operations be used in computing the diluted per share amounts for discontinued operations and net income where there is a loss from continuing operations. Also, in determining the weighted average number of common shares used in the earnings per share computations, it is required to calculate a weighted average number of shares issued and outstanding during the period. In 2003 and 2002 we incorrectly computed the fully diluted earnings per share for discontinued operations and in 2003 we incorrectly computed the fully diluted earnings per share for net income. We also incorrectly calculated basic weighted average number of shares outstanding in 2003 and 2002. The following table summarizes the restated weighted average common shares and earnings per share for these periods.
	As previously reported	As restated
2003
Continuing operations - Basic and Diluted
Weighted average common shares used in computing per share amounts (000s)	26,605	26,492
Discontinued operations - Basic
Income from discontinued operations per share	$13.92	13.97
Weighted average common shares used in computing per share amounts (000s)	26,605	26,492
Discontinued operations - Diluted
Income from discontinued operations per share	$12.41	$13.97
Weighted average common shares used in computing per share amounts (000s)	29,828	26,492
Net Income -Basic
Income from discontinued operations per share	$13.01	$13.06
Weighted average common shares used in computing per share amounts (000s)	26,605	26,492
Net Income - Diluted
Net Income per share	$11.60	$13.06
Weighted average common shares used in computing per share amounts (000s)	29,828	26,492

2002
Continuing operations - Basic and Diluted
Weighted average common shares used in computing per share amounts (000s)	26,459	26,451
Discontinued operations - Basic
Weighted average common shares used in computing per share amounts (000s)	26,459	26,451
Discontinued operations -Diluted
Income from discontinued operations per share	$0.37	$0.41
Weighted average common shares used in computing per share amounts (000s)	29,658	26,451
Net Income -Basic
Weighted average common shares used in computing per share amounts (000s)	26,459	26,451
Net Income - Diluted
Weighted average common shares used in computing per share amounts (000s)	26,459	26,451

25. SUBSIDIARIES AND INVESTMENTS

Our subsidiaries and investments as at March 15, 2005 are summarized in the table below.

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity Accounted Affiliate / Investment (1)

Media Pro International S.A.	80%	Romania	Subsidiary
Media Vision S.R.L.	70%	Romania	Subsidiary
MPI Romania B.V	80%	Netherlands	Subsidiary
Pro TV S.A.	80%	Romania	Subsidiary
Radio Pro S.R.L	20%	Romania	Equity Accounted Affiliate

International Media Services Ltd.	60%	Bermuda	Subsidiary
Innova Film GmbH	60%	Germany	Subsidiary
Enterprise "Inter-Media"	60%	Ukraine	Subsidiary
TV Media Planet Ltd	60%	Cyprus	Subsidiary
Broadcasting Company "Studio 1+1"	18%	Ukraine	Consolidated Variable Interest Entity (2)

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity Accounted Affiliate / Investment (1)

Slovenska Televizna Spolocnost s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
Markiza-Slovakia s.r.o.	34%	Slovak Republic	Equity Accounted Affiliate
Gamatex s.r.o.	49%	Slovak Republic	Equity Accounted Affiliate
ADAM a.s.	49%	Slovak Republic	Equity Accounted Affiliate

MKTV Rt (Irisz TV)	100%	Hungary	Subsidiary (in liquidation)

MM TV 1 d.o.o.	100%	Slovenia	Subsidiary
Produkcija Plus d.o.o.	96.85%	Slovenia	Subsidiary
POP TV d.o.o.	96.85%	Slovenia	Subsidiary
Kanal A d.o.o.	96.85%	Slovenia	Subsidiary
Superplus Holding d.d.	100%	Slovenia	Subsidiary (in liquidation)
MTC Holding d.o.o.	24%	Slovenia	Equity Accounted Affiliate

Nova TV d.d.	100%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100%	Croatia	Subsidiary
Media House d.o.o.	100%	Croatia	Subsidiary

CME Media Enterprises B.V.	100%	Netherlands	Subsidiary
CME Czech Republic B.V.	100%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100%	Netherlands	Subsidiary
CME Germany B.V.	100%	Netherlands	Subsidiary
CME Hungary B.V.	100%	Netherlands	Subsidiary
CME Poland B.V.	100%	Netherlands	Subsidiary
CME Romania B.V.	100%	Netherlands	Subsidiary

CME Media Enterprises Ltd	100%	UK	Subsidiary (in liquidation)
CME Ukraine Holding GmbH	100%	Austria	Subsidiary
CME Cyprus Holding Ltd	100%	Cyprus	Subsidiary
CME Germany GmbH	100%	Germany	Subsidiary
CME Development Corporation	100%	USA	Subsidiary

Central European Media Enterprises N.V.	100%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II BV	100%	Netherlands Antilles	Subsidiary

(1) All subsidiaries have been consolidated in our Financial Statements. All equity accounted affiliates have been accounted for using the equity method.
(2) For further information, see Note 2, "Summary of Significant Accounting Policies".

Markiza-Slovakia s.r.o.

We obtained a 34% voting interest in Markiza-Slovakia s.r.o. in fiscal year 2002. As our investment is greater than 20%, and there is no evidence to the contrary, we believe we exercise significant influence over Markiza-Slovakia s.r.o.

26. SUBSEQUENT EVENTS

Croatia

On February 10, 2005 we paid Euro 1.7 million (approximately US$ 2.2 million at the time of payment) pursuant to our acquisition of Nova TV (Croatia) (for further information see Note 9, "Acquisitions and Disposals").

Romania

On February 28, 2005, we signed an agreement to purchase 2% of Mr. Sarbu's shareholding in Pro TV and MPI for an aggregate consideration of US$ 5 million. Following the registration of these transfers, we will own an 82% voting and economic interest in Pro TV and MPI.

TV Nova (Czech Republic) Acquisition

On December 13, 2004, we entered into a Framework Agreement with PPF to acquire 85% of PPF's ownership interest in the TV Nova (Czech Republic) Group, which owns and operates the TV NOVA (Czech Republic) channel. We expect the closing of the TV Nova (Czech Republic) Acquisition to occur during the second quarter of 2005. On February 24, 2005, we entered into the an Agreement on Settlement of Disputes and Transfer of Ownership Interest (the "Krsak Agreement") with Peter Krsak, by which we will acquire Mr. Krsak's entire minority ownership interest in CET 21 in addition to the indirect ownership interest in CET 21 held by Vilja. CET 21 holds the national terrestrial broadcast license for TV Nova (Czech Republic) in the Czech Republic. Following the transfer of his ownership interest, we will have a direct ownership interest of 16.67% of CET 21. We expect the transfer of the interest of Mr. Krsak to us to occur during the third quarter of 2005.

The closing of the TV Nova (Czech Republic) Acquisition is subject to the satisfaction of a number of conditions, including receipt of an approval from the Office for the Protection of Economic Competition of the Czech Republic. We have received this approval with effect from February 3, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Slovenska televizna spolocnost, s.r.o.
Bratislava, Slovak Republic

We have audited the accompanying consolidated balance sheets of Slovenska televizna spolocnost, s.r.o., and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Slovenska televizna spolocnost, s.r.o. and its subsidiaries as of December 31, 2004, and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2004 the Company adopted Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”.

Deloitte Audit s. r.o.

Bratislava, Slovak Republic
16 February 2005

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003 (US$ 000’s)

	December 31, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$4,601	$4,079
Accounts receivable
Accounts receivable (net of allowance for doubtful accounts $1,902 and $2,177, respectively)	17,595	11,992
Related party receivables	448	2,387
Advances to related parties	0	261
Total accounts receivable	18,043	14,640
Program rights costs - current	1,815	1,653
Taxes receivable
Income taxes receivable	216	-
VAT	-	22
Other current assets
Prepaid expenses and advances	590	606
Other current assets	204	55
Deferred tax asset - current	79	169
Total current assets	25,548	21,224

Investments	4	4
Property, plant and equipment - net	12,724	10,770
Program rights costs non-current	2,722	2,479
Intangible assets
Broadcast license and other intangibles	2,136	1,890
Less: Acc. Amort. Intangibles	(1,910)	(1,616)
Intangibles Assets - net	226	274
Deferred tax assets - non-current	1,243	1,304
Total non-current assets	16,919	14,831

TOTAL ASSETS	$42,467	$36,055

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.

CONSOLIDATED BALANCE SHEETS (continued)

December 31, 2004 and 2003 (US$ 000’s)

	December 31, 2004	December 31, 2003
LIABILITIES AND EQUITY
Liabilities:
Current portion of debt	$2,878	$648
Accounts payable	2,650	1,634
Accrued liabilities	5,196	4,032
Related party payable	1	1,021
Program rights payable - current	3,028	2,914
Duties and taxes payable	1,432	2,624
Other current liabilities	260	376
Total Current Liabilities	15,445	13,249

Long-term Debt net of current maturities	149	2,457

TOTAL LIABILITIES	$15,594	$15,706

COMMITMENTS AND CONTINGENCIES, NOTE 7
Minority Interest	371	-
Equity
Registered capital	$6	$6
Additional paid-in capital	24,242	34,648
Shareholders' loans	(11,061)	(8,992)
Retained earnings/ (accumulated deficit)	10,311	(3,557)
Accumulated comprehensive loss	3,004	(1,756)
TOTAL EQUITY	$26,502	$20,349

TOTAL LIABILITIES AND EQUITY	$42,467	$36,055

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED INCOME STATEMENTS

For the years ended December 31, 2004, 2003 and 2002

(US$ 000’s)

	For the Years Ended December 31,
	2004	2003	2002
NET REVENUES	$61,576	$50,814	$38,397
Expenses:
Salaries and benefits	8,686	7,314	5,923
Programming syndication costs	9,037	9,393	8,429
Production expenses	11,865	9,883	8,228
Marketing/selling costs	2,940	1,860	1,550
BO&E/facilities costs	6,824	5,828	4,703
General and administrative costs	4,699	4,152	4,042
Depreciation and amortization	1,735	1,805	1,680
TOTAL EXPENSES (incl. expenses from related parties of US$4,904, US$5,611 and US$2,700, respectively)	45,786	40,235	34,555

Operating income	15,790	10,579	3,842
Other income/expense
Interest income	836	731	276
Interest expense	(200)	(285)	(356)
Other income	405	436	24
Gain on foreign exchange	571	932	826
Net income before income tax (provision)/benefit	17,402	12,393	4,612
Income tax (provision)/benefit	(3,511)	(3,870)	1,344
NET INCOME before minority interest	13,891	8,523	5,956
Minority interest	(23)	-	-
NET INCOME after minority interest	$13,868	$8,523	$5,956

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2004, 2003 and 2002

(US$ 000’s)

	Comprehensive Income/ (Loss)	Registered capital	Additional Paid in capital	Shareholders' Loans	Retained Earnings/(Accumulated Deficit)	Accumulated other Comprehensive Income/(Loss)	Total shareholders’ equity

BALANCE, December 31, 2001		6	39,326	-	(18,036)	(9,950)	11,346

Shareholders' loans granted		-	-	(4,694)	-	-	(4,694)
Comprehensive income
Net income for 2002	5,956	-	-	-	5,956	-	5,956
Other comprehensive income/(loss):	-
Currency translation adjustment	2,879	-	-	-	-	2,879	2,879
Comprehensive income	$8,835

BALANCE, December 31, 2002		6	39,326	(4,694)	(12,080)	(7,071)	15,487

Shareholders' loans granted		-		(4,298)	-	-	(4,298)
Dividends distribution		-	(4,678)	-	-	-	(4,678)
Comprehensive income
Net income for 2003	8,523	-	-	-	8,523	-	8,523
Other comprehensive income/(loss):	-
Currency translation adjustment	5,315	-	-	-	-	5,315	5,315
Comprehensive income	$13,838

BALANCE, December 31, 2003		$6	$34,648	$(8,992)	$(3,557)	$(1,756)	$20,349

Shareholders' loans granted				(2,069)			(2,069)
Dividends distribution			(10,406)				(10,406)
Comprehensive income
Net income for 2004	13,868				13,868		13,868
Other comprehensive income/(loss):	-
Currency translation adjustment	4,760					4,760	4,760
Comprehensive income	$18,628

BALANCE, December 31, 2004		$6	$24,242	$(11,061)	$10,311	$3,004	$26,502

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.

CONSOLIDATED STATEMENT OF CASH FLOW STATEMENTS

For the years ended December 31, 2004, 2003 and 2002

(US$ 000’s)
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,868	$8,523	$5,956
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	10,834	11,454	10,190
Receivables write off and Provision for doubtful accounts receivable	77	(35)	(206)
Exchange rate losses/(gains)	-	-	-
(Gain)/Loss from sales of fixed assets	(87)	2	(2)
Net change in deferred income taxes	336	945	(2,075)
Change in current assets and liabilities:
Accounts receivable	(1,080)	(1,969)	2,902
Other Assets	(3)	198	124
Accounts payable	109	(1,773)	(1,910)
Program rights payable	(9,129)	(10,124)	(9,152)
Other current liabilities	(17)	277	41
Income taxes payable	(1,744)	2,329	(846)
Net cash provided by operating activities	13,164	9,827	5,022
INVESTING ACTIVITIES:
Purchase of PMT, s.r.o.	-	(3)	-
Purchase of property, plant and equipment	(2,110)	(942)	(567)
Purchase of intangible assets	(26)	(212)	-
Proceeds from sale of fixed assets	257	27	10
NET CASH USED IN INVESTING ACTIVITIES	(1,879)	(1,130)	(557)
FINANCING ACTIVITIES:
Repayments of short term credit facilities	(600)	(308)	(749)
Proceeds from long term credit facilities	105	(665)	1,472
Loans to shareholders	(596)	(2,955)	(4,168)
Dividends paid	(10,329)	(4,205)	-
NET CASH USED IN FINANCING ACTIVITIES	(11,420)	(8,133)	(3,445)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(135)	564	1,020
Effect of exchange rate differences on cash and cash equivalents	657	628	430
Cash and cash equivalents at the beginning of the year	4,079	2,887	1,437
Cash and cash equivalents at the end of the year	$4,601	$4,079	$2,887

Income taxes paid	$(6,448)	$(847)	$(1,504)
Interest paid	$(200)	$(212)	$(356)
Non cash financing activities	-	-	-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands of US $)

(1) NATURE OF BUSINESS

Slovenska televizna spolocnost, s.r.o. (STS) is a Slovak limited liability partnership (without shares), having its legal seat in Blatné 18, 900 82 Blatné, Slovak Republic. It was founded on September 28, 1995 and incorporated into the Commercial Register on October 9, 1995. The main activities of STS are:

•	Broadcasting of programming (both own production and acquired).
•	Sales of advertising.

License Renewal

STS operates in conjunction with Markiza Slovakia, the license holder based on an Exclusivity agreement

The Slovak Republic Media Council granted the license to operate the MARKIZA TV network to Markiza for a period of 12 years, expiring in September 2007.  According to the Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years by the Slovak Republic Media Council.  An application for the extension of the MARKIZA TV license must be filed during the twentieth month prior to the expiry date (February 2006).  The Slovak Republic Media Council has discretion to grant an extension following its evaluation of the performance of the station in the preceding license period, including, in particular, the station’s contribution to Slovak culture and the development of the Slovak media market and conclusion that the broadcaster had operated in substantial compliance with the licenses. There can be no assurance that license will  be renewed upon expiration.  The failure of the such license to be renewed could adversely affect the results of the Company's operations.

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2004 were as follows:

	Net revenues in 2004	Share on total spot revenues	Receivable as at 31.12.04
Unimedia	$8,869	15.53%	$2,144
The Media Edge	8,168	14.30%	2,558
OMD Slovakia	7,973	13.96%	1,493
Universal McCann Bratislava	4,756	8.32%	(27)
CIA Slovakia	3,293	5.77%	1,271
Magna	3,211	5.62%	2.756
Mediahouse	2,910	5.09%	625
Total	$39,180		$10,820

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2003 were as follows:

	Net revenues in 2003	Share on total spot revenues	Receivable as at 31.12. 03
Universal McCann Bratislava	$7,440	15.81%	$1,613
OMD Slovakia	6,951	14.77%	979
The Media Edge	6,787	14.42%	1,630
Unimedia	5,116	10.87%	2,514
CIA Slovakia	3,373	7.17%	1,040
Credit Partner	2,482	5.27%	2,368
Total	$32,149		$10,144

Revenues from advertising agencies accounting for more than 5% of the total net revenues and the relating receivables as of December 31, 2002 were as follows:

	Net revenues in 2002	Share on total spot revenues	Receivable as at 31.12.02
The Media Edge	$5,511	13.82%	$1,370
Unimedia	5,192	13.01%	979
Universal McCann Erickson	5,138	12.88%	1,366
Optimum Media Operation	4,121	10.33%	647
Credit partner	2,124	5.32%	1,819
Total	$22,086		$6,181

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies are summarized as follows:

a)	Basis of consolidation

The accompanying consolidated financial statements include the accounts of Slovenská televízna spoločnosť, s.r.o. (STS) and its wholly-owned subsidiary ADAM, a.s. (collectively, STS) as well as Markiza Slovakia (see below). All inter-company accounts and transactions have been eliminated.

The accompanying cash flow statements for the year 2002 differ from the original statements due to the reclassification of the amounts paid for acquisition of program rights from investing activities to operating activities.

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” ("FIN 46 (R)"). We determined that one entity (Markiza-Slovakia) should be consolidated.

Following the adoption of FIN 46 (R) and as of 1 January 2004, we now consolidate Markiza-Slovakia, a license holding entity. This is due to the fact that Markiza-Slovakia’s activity is in the interest of Slovenska televizna spolocnost, s.r.o. and an obligation exists via an Exclusivity Agreement for STS to absorb the expected losses of Markiza-Slovakia.

The Company has elected to not present comparative restated financial statements for periods prior to adoption However, below is a summary of the impact of the adoption of FIN 46 (R) on our consolidated balance sheet as at December 31, 2004 and our consolidated statements of operations for the period then ended.

The minority interest represents the amount of statutory equity of Markiza-Slovakia including a part of 2003 dividend income from STS which is to be distributed 99.9% to the Slovak partners.

Consolidated Balance Sheet Financial Statement Caption	As at December 31, 2004
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
	(US$ 000's)
Total current assets	$24,867	$681	$25,548
Total assets	41,783	684	42,467
Total current liabilities	15,132	313	15,445
Total non-current liabilities	149	-	149
Total shareholders' equity and minority interest	$26,502	$371	$26,873

Consolidated Statement of Operations Financial Statement Caption	For the Twelve Months ended December 31, 2004
	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
	(US$ 000's)
Net revenues	$61,576	-	$61,576
Total station operating costs and expenses	45,817	(31)	45,786
Operating income/(loss)	15,759	31	15,790
Net profit before minority interest	13,868	23	13,891
Net income after minority interest	$13,868	-	$13,868

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

Effective from October 1, 2004 the Company changed its amortization policy. The policy was changed after a comprehensive examination of past periods ratings allocation to both first and second runs. In the first 3 quarters the film licenses were amortized 90% after the first run and 10% after the second run. Series were amortized 100% after the first run in proportion to the numbers of shows. In the last quarter, after the change, both films and series are amortized 65% after the first run and 35% after the second run. The impact of the change is a lower amortization charge of approximately US$ 380 for the year 2004.

Wall of programming reserve

The Company from time to time purchases licenses, which are later determined not to be suitable for broadcasting. An estimate of the reserve needed is accrued in such instances based on a continuous review of the licenses. As a result of a change in strategy, the Company has changed the estimate used with respect to creation of this reserve. If the estimate was not changed, the programming syndication expense would increase by US$ 403 in 2004.

The balances of this reserve as at 31 December 2004 and 2003 were US$ 1,156 and US $1,000, respectively. The net charge/(credit) to the Consolidated Income Statements for the years ended 31 December 2004, 2003 and 2002 were US$ 0, US$ (115), US$ (336), respectively.

Production costs for in-house programs are capitalized and expensed when first broadcast except where they have a potential to generate future revenues. In this case, production costs are capitalized and amortized on the same basis as they would have been had programs been obtained from third parties. The amounts of production costs capitalized as at balance sheet dates are insignificant.

d)	Property, plant and equipment

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Description	Years
Buildings and other constructions	25
Movable items	3 - 5
Machinery and equipment	4 - 8

As at 1 January 2003 the Company changed the estimated useful lives. Previously used estimates were 4 to 8 years for movable items.

Maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. Disposals are removed from both cost and accumulated depreciation accounts.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment loss has been recorded in the accompanying consolidated income statements.

e)	Assets held under capital leases

Assets held under capital leases are accounted for in accordance with the Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, and recorded in Property, plant and equipment. The related liability is included in Debt - obligations under capital lease obligations.

f)	Intangible assets

Intangible assets are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets:

Description	Years
Software licenses	3
Patents, rights and jingles	3
Low-value and other intangibles	1

As at 1 January 2003 the Company changed the estimated useful lives. Previously used estimates were 4 years for software licenses and patents, rights, jingles and royalties.

The company annually, or more frequently whenever events or changes in circumstances indicate that the assets might be impaired, evaluates in accordance with Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, the recoverability of the remaining balance of its goodwill and other infinite lived intangible assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the company would recognize an impairment loss. No impairment loss has been recorded in the accompanying consolidated income statements.

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

Barter transactions

Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized as income when commercials are broadcast, and programming, merchandise or services received are charged to expense or capitalized as appropriate when received or used in accordance with FAS No. 63, “Financial Reporting by Broadcasters”.

The Company records barter transactions at the estimated fair market value of goods or services received. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast by the Company's station prior to receiving the merchandise or services, a receivable is recorded.

Barter revenues of US $ 1,931 and expenses of US $ 1,693 were recognized during the fiscal year 2004.Barter revenues of US $ 1,697 and expenses of US $ 1,337 were recognized during the fiscal year 2003. Barter revenues of US $ 1,416 and expenses of US $ 1,416 were recognized during the fiscal year 2002.

j)	Accounting for derivative instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The company has adopted SFAS No. 133, as amended by SFAS No. 137,SFAS No. 138 and SFAS No. 149. The impact of the adoption was not material.

k)	Use of estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require that management make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies. While management have based their assumptions and estimates on the facts and circumstances known at December 31, 2004, actual amounts may differ from those estimates. The key estimates include the allowance for doubtful accounts, useful lives assigned to property, plant and equipment, program rights and the valuation allowance on deferred taxes, and provision for legal disputes.

(3) PROGRAM RIGHTS

	Balance at 31.12.2003	Additions	Write off of excessive programming	Exchange rate impact	Balance at 31.12.2004
Cost
Programming licenses and dubbing	$83,375	$9,966	-	$12,944	$106,285
Bartered programs	2,538			394	2,932
Total cost	85,913	9,966	-	13,338	109,217
Accumulated amortization
Program licenses and dubbing	(78,243)	(10,202)		(12,147)	(100,592)
Bartered programs	(2,538)			(394)	(2,932)
Wall of programming reserve	(1,000)			(156)	(1,156)
Total accumulated amortization	(81,781)	(10,202)		(12,697)	(104,680)
Net program rights	$4,132	$(236)		$641	$4,537

The database of licenses where the license period has commenced as of December 31, 2004 has been classified as either current (US $ 1,815) or non-current (US $ 2,722). The current portion represents licenses under which the rights are expected to expire within one year. The amortization of licenses and the release of the wall of programming reserve are included in the program syndication caption of the Consolidated Income Statements.

(4) PROPERTY, PLANT AND EQUIPMENT

The components of Property, plant and equipment for the year ended December 31, 2004 were as follows:

	Balance at 31.12.2003	Additions	Reclasses	Disposal	Exchange rate impact	Balance at 31.12.2004
Cost
Land	$945	-	-	-	$147	$1,092
Buildings	10,097	-	214	(60)	1,567	11,818
Vehicles under capital lease	200	-	286	(99)	31	418
Machinery and equipment	15,622	-	1,250	(1,352)	2,425	17,945
Other equipment	3,255	-	344	(193)	506	3,912
Vehicles	2,820	-	267	(251)	438	3,274
Construction in progress	48	2,382	(2,361)		7	76
Total acquisition cost	32,987	2,382	0	(1,955)	5,121	38,535
Accumulated depreciation
Buildings	(2,428)	(470)	-	60	(378)	(3,216)
Vehicles under capital lease	(137)	(55)	-	99	(21)	(114)
Machinery and equipment	(14,523)	(810)	-	1,352	(2,254)	(16,235)
Other equipment	(2,861)	(356)	-	193	(444)	(3,468)
Vehicles	(2,268)	(409)	-	251	(352)	(2,778)
Total accumulated depreciation	(22,217)	(2,100)	-	1,955	(3,449)	(25,811)
Net book value	$10,770					$12,724

The components of Property, plant and equipment for the year ended December 31, 2003 were as follows:

	Balance at 31.12.2002	Additions	Reclasses	Disposal	Exchange rate impact	Balance at 31.12.2003
Cost
Land	$777	-	-	-	$168	$945
Buildings	8,292	-	13	-	1,792	10,097
Vehicles under capital lease	1,003	-	80	(1,100)	217	200
Machinery and equipment	12,494	-	438	(11)	2701	15,622
Other equipment	2,717	-	100	(149)	587	3,255
Vehicles	1,984	-	488	(80)	428	2,820
Construction in progress	99	1,047	(1,119)	-	21	48
Total acquisition cost	27,366	1,047	-	(1,340)	5914	32,987
Accumulated depreciation
Buildings	(1,634)	(441)	-	-	(353)	(2,428)
Vehicles under capital lease	(787)	(280)	-	1,100	(170)	(137)
Machinery and equipment	(11,513)	(532)	-	11	(2,489)	(14,523)
Other equipment	(2,205)	(328)	-	149	(477)	(2,861)
Vehicles	(1,422)	(618)	-	80	(308)	(2,268)
Total accumulated depreciation	(17,561)	(2,199)	-	1,340	(3,797)	(22,217)
Net book value	$9,805					$10,770

(5) INTANGIBLE ASSETS

The components of Intangible assets for the year ended December 31, 2004 were as follows:

	Balance at 31.12.2003	Additions	Reclasses	Disposal	Exchange rate impact	Balance at 31.12.2004
Cost
Software	$1,241	-	$3	$(1)	$193	$1,436
Rights	90	-	31	-	13	134
Jingles	330	-	-	(76)	51	305
Other	156	-	-	-	25	181
Intangibles not put in use	73	29	(34)	-	12	80
Total acquisition cost	1,890	29	0	(77)	294	2,136
Total accumulated amortization	(1,616)					(1,910)
Total	$274					$226

The components of Intangible assets for the year ended December 31, 2003 were as follows:

	Balance at 31.12.2002	Additions	Reclassifications	Exchange rate impact	Balance at 31.12.2003
Cost
Software	$907	-	$137	$197	$1,241
Rights	52	-	26	12	90
Jingles	271	-	-	59	330
Other	129	-	-	27	156
Intangibles not put in use	-	236	(163)	-	73
Total acquisition cost	1,359	236	-	295	1,890
Total accumulated amortization	(1,258)	(85)	-	(273)	(1,616)
Total	$101				$274

(6) DEBT

On 24 July 2002 the Company obtained from Vseobecna uverova banka, a.s. a mid-term facility of SKK 100,000 thousand (US $ 3,509). This facility matures in December 2005 and bears interest at a rate of BRIBOR 3 months+1.7%. The interest rate as at 31 December 2004 was 5.98%.

The Company has pledged its buildings and certain current receivables based on the loan contract signed with Vseobecna uverova banka, a.s. (VUB) on 24 July 2002. The nominal value of receivables under pledge according to the contract is US $ 2,492.

According to the loan contract the Company has to comply with specific quantitative and qualitative covenant conditions. Quantitative covenants are: the current ratio higher than 0.7, gearing ratio lower then 65%, interest cover higher than 2 and EBIT can not be lower than 20% compared to the budgeted EBIT. As of December 31, 2004, STS was in compliance with the above-mentioned covenants.

At December 31, 2004, maturities of debt were as follows:

	VUB credit facilities	Capital lease obligation	Total Long term debt
2005	$2,807	$71	$2,878
2006-2008		149	149
Total	$2,807	$220	$3,027

(7) COMMITMENTS AND CONTINGENCIES

(a) Commitments under capital and operating leases

The Company’s lease obligations are summarized below:

Leasing	Capital leases	Operating leases
2005	$87	$621
2006	69	444
2007	58	-
2008	37	-
Total	251	1,065
Less: Amounts representing interest	(31)	-
Total net present value	$220	$1,065

Assets held under capital leases represent vehicles. Capitalized value and accumulated depreciation of assets acquired under the finance lease were as follows:

	31 December 2004	31 December 2003
Cost	$418	$200
Accumulated depreciation	(114)	(137)
Total net book value	$304	$63

(b) Future contractual obligations

The company has the following future contractual obligations:

		Payments due by period
	Total	Less than 1 year	2 years	3 years	More than 3 years

Unconditional purchase obligations	$13,184	$13,184
Station program rights	9,140	2,352	6,788
Otherlong-term obligations	5,474	5,474

Total	$27,798	$21,010	$6,788	-	-

Unconditional Purchase Obligations relates to production expenses and overall operating expenses of the Company, such as utilities, legal and other consultancy etc.

Station program rights- The company has program rights commitments for US $ 9,140 in respect of future programming. This includes all contracts signed in 2003 and 2004 with the license periods starting after December 31, 2004.

Other Long-Term Obligations include broadcast telecommunication charges, author’s rights, and certain other related charges.

(c) Legal claims-

STS and Markiza Slovakia are in the normal course of its business involved in litigation. Whereas it is difficult to predict the outcome of such litigation, the Company has however made a provision in the amount of US $ 553, for cases where the executives of STS understand the lawsuit may have negative consequences for STS. The executives of STS believe that the risks are adequately covered by this accrual.

(8) RELATED PARTY TRANSACTIONS

Related party balances as of December 31, 2004 were as follows:

	Receivables	Advances granted	Accruals	Loans granted	Payables
Credit Partner(2)	$413	-	-		-
Media Invest (1)	-	-	-	3,375	-
CME(1)	-	-	-	7,686	-
Forza a.s. (2)	26	-	-	-	-
Forza Music s.r.o. (2)		-	-	-	1
Media Mix	9	-	-	-
Total	$448	-		$11,061	$1
(1) Shareholder
(2) Related party due to common ultimate shareholder

Related party balances as of December 31, 2003 were as follows:

	Receivables	Advances granted	Accruals	Loans granted	Payables
Credit Partner(2)	$2,368	-	-	-	-
Media Invest (1)	-	-	-	2,746	-
CME(1)	-	-	-	6,246	350
MARKIZA-SLOVAKIA, s.r.o. (1)	-	261	243	-	650
Other	19	-	-	-	21
Total	$2,387	$261	$243	$8,992	$1,021
(1) Shareholder
(2 Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2004 comprised of:

	Revenues	Expenses
Credit Partner(2)	$1,877	-
CME(1)	-	357
Forza a.s. (2)	102	363
Forza Music s.r.o. (2)	2	24
Media Mix	31	14
Other	-	6
Total	$2,012	$764
(1) Shareholder
(2) Related party due to common ultimate shareholder

All related party transactions during the year ended December 31, 2003 comprised of:

	Revenues	Expenses
Credit Partner(2)	$2,482	-
CME(1)	-	350
MARKIZA-SLOVAKIA, s.r.o. (1)	-	4,312
Other	164	242
Total	$2,646	$4,904
(1) Shareholder
(2) Related party due to common ultimate shareholder
All related party transactions during the year ended December 31, 2002 comprised of:

	Revenues	Expenses
Credit Partner(2)	$2,145	-
Media Invest (1)	187	-
CME(1)	-	1,610
MARKIZA-SLOVAKIA, s.r.o. (1)	-	3,042
Other	245	959
Total	$2,577	$5,611
(1) Shareholder
(2) Related party due to common ultimate shareholder

Credit Partner and Media Invest revenues represent revenues from advertising activities.

CME expenses represent charges for management fees (in 2004 US$ 350, in 2003 US $ 350, and in 2002 US $650) and network access fees (in 2002 US $960).

MARKIZA-SLOVAKIA, s.r.o. expenses represent re-invoicing of monthly expenses incurred such as broadcasting fees, penalties, and author royalties.

(9) INCOME TAXES

The provision / (benefit) for income taxes is comprised of the following at December 31:

	2004	2003	2002
Current provision	$3,175	$2,925	$731
Deferred provision / (benefit)	336	945	(2,075)
Total	$3,511	$3,870	$(1,344)

Significant components of the company’s deferred tax assets and liabilities were as follows at December 31:

	2004	2003
Depreciation of fixed assets	$185	$265
Reserve for wall of programs	220	191
Unrealized foreign exchange net	(83)	(132)
Depreciation of licenses	776	791
Bad debt reserve	233	353
Other	(9)	5
Net deferred tax asset	1,322	1,473
Valuation allowance	-	-
Total	$1,322	$1,473

Net deferred tax asset	2004	2003
Current	$79	$169
Non current	1,243	1,304
Total	$1,322	$1,473

Due to the consistent positive performance of the Company over the last years, management reassessed the recoverability of the deferred tax assets and decided to reverse portions of the valuation adjustment during 2002 and 2003, which was recorded in previous years in respect of the deferred tax assets. The effect of this reversal has been accounted through a decrease of the tax expense in the accompanying consolidated income statements (US$ 136 for 2003, US$ 2,362 for 2002).

In 2004 the statutory income tax rate changed to 19%. In 2003 the statutory income tax rate was 25%. Deferred tax assets and liabilities as of December 31, 2004 and 2003 were calculated using the tax rate of 19%.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

	2004	2003	2002
Income before income taxes	$17,341	$12,393	$4,612
Statutory rate (19% in 2004, 25% in 2003, 2002 )	3,295	3,098	1,153
Effect in deferred tax of tax law changes	-	531	-
Tax expenses related to prior periods	-	-	28
Change in valuation allowance	-	(136)	(2,362)
Other permanent differences incl. the effect of foreign exchange rates used for conversion	216	377	(163)
Provision for income taxes	$3,511	$3,870	$(1,344)

(10) DIVIDEND DISTRIBUTION INFORMATION - STATUTORY RESTRICTION

Distribution of dividends must be approved by the General Assembly. Dividends cannot be distributed from the share capital or legal reserve fund. In 2004 the company made a dividend distribution of $10,406 approved by the General Assembly on 29 June 2004.

In the Statutory accounts, the company’s equity comprises of basic capital, capital funds and profit of the year. The registered capital of 6 USD is registered in the following way: 49% by CME and 51% by Markiza Slovakia. Other capital funds represent CME investment into STS and are netted by the losses generated by the company. The amount is US $19,336 in 2004 and 2003. The company is required to created a legal reserve fund in the amount of US $1 dollars.

All of the above funds may not be readily distributable because they are not created from profits. In the case of ultimate liquidation if CME has not received by way of distributed profits an amount equivalent to its total capital contribution increased cumulatively by 6% for each year of the company's operation it shall receive such amount less the total of distributed profits received by CME. Total capital contribution of CME was 39,326 USD and dividends received until 31 December 2004 were 10,910 USD.

The company shows in its statutory books from 1 January 2003 when the accounting for deferred tax was changed an additional retain profit of 2,832 USD. This amount of the equity is readily distributable together with the statutory profit of 2004 of 13,931 USD.

These financial statements were prepared in Bratislava on 1st February 2005

/s/ František Vizvári	/s/ Radka Doehring

František Vizvári	Radka Doehring

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management's Report on Internal Control Over Financial Reporting, we have identified a material weakness in our internal control over financial reporting. While we have received an unqualified audit report from our independent registered public accounting firm Deloitte & Touche LLP ("Deloitte") on our consolidated financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of this material weakness, as of December 31, 2004 our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

The Sarbanes-Oxley Act, in Section 404, requires us to assess and report on our' internal control over financial reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of' December 31, 2004. This assessment was performed in accordance with Section 404 of the Sarbanes-Oxley Act, and utilized the framework established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have excluded our Croatian operations from the scope of our assessment on internal control over financial reporting as it was acquired during the year and we did not have sufficient time to include it in our assessment. Since its acquisition on July 16, 2004 we have undertaken efforts to assess the internal controls of our Croatian operations. In 2004, Croatia's assets represented 6% of our consolidated assets and its revenues accounted for 5% of our consolidated net revenues.

As of December 31, 2004, our control to ensure that prior period application of generally accepted accounting principles was appropriate in the current period was not operating effectively. In consequence, the following two errors were discovered by our independent registered public accounting firm in connection with their audit for the year ended December 31, 2004.

At December 31, 2004 we accounted for a put option incorrectly under FASB Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". In order to correct this error prior to the filing of our financial statements we have recorded a liability and corresponding charge to other expense in the income statement at, and in the period ending December 31, 2004.

The method we applied to calculate earnings per share was not in accordance with FASB Statement No. 128 "Earnings per Share". This gave rise to errors in the calculations of earnings per share in 2004, 2003 and 2002. We have corrected our calculations in respect of 2004 prior to the filing of our financial statements and we have restated earnings per share in respect of discontinued operations and net income in 2003 and in respect of discontinued operations in 2002, to correct understatements in those periods.

We believe that, while either of the errors noted above would in isolation have constituted a significant deficiency in our internal control over financial reporting and not a material weakness, taken in aggregate they indicate a material weakness in the control described above. This could have resulted in a material misstatement to the financial statements that would not have been prevented or detected. As a result we have determined that this constitutes a material weakness in our internal control over financial reporting as of December 31, 2004. Management therefore concludes that its internal control over financial reporting as of December 31, 2004 was not effective.

In order to remediate this material weakness, we are implementing a structured, ongoing review process of the application of generally accepted accounting principles.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Central European Media Enterprises Ltd.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Central European Media Enterprises Ltd. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

As of December 31, 2004, the Company's control to ensure that prior period application of generally accepted accounting principles was appropriate in the current period was not operating effectively. We consider this to be a material weakness which led to the following errors identified during our audit:

-
The Company had not correctly accounted for a put option under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result of the correction of this error the Company has recorded a liability and corresponding charge to other expense in the income statement at, and in the period ending December 31, 2004.

-
The Company  had not correctly calculated earnings per share in the years 2004, 2003 and 2002 as required by FASB Statement No. 128, Earnings per Share. This has resulted in a restatement of the 2003 and 2002 earnings per share information in the current financial statements and a correction of this information for 2004.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2004 and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004, of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs regarding the restatement described in Note 24 and the adoption of Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities".

We do not express an opinion or any other form of assurance on management's statement referring to remediation plans to be taken by the Company after the date of management's assessment.

DELOITTE & TOUCHE LLP
London, United Kingdom
March 14, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" and "Committees of the Board" in our Proxy Statement for the 2005 Annual General Meeting of Shareholders.

We have adopted a Corporate Code of Conduct and Ethics applicable to all employees and Board members.

The Corporate Code of Conduct and Ethics is posted on our website, www.cetv-net.com. In order to access this portion of our website, click on the “Investors” tab, then on the “Governance” caption. Any amendments to, or waivers of, the Corporate Code of Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver. Copies of our Corporate Code of Conduct and Ethics are available free of charge by e-mailing a request to postmaster@cme-net.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our Proxy Statement for the 2005 Annual General Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual General Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2005 Annual General Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Principal Accountant Fees and Services" in our Proxy Statement for the 2005 Annual General Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

The following Financial Statements of Slovenska televizna spolocnost, s.r.o. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules (included at pages S-1 to S-3 of this Annual Report on Form 10-K)

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

10.3*
Loan Agreement, dated December 4, 1995, between CME Media Enterprises, B.V., and Inter Media S.R.L. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4*
Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in English, dated October 25, 1996 (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.5*
Agreement between CME, Boris Fuchsmann, Alexander Rodniansky and Innova Film GmbH in German, dated October 25, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.6*
Assignment of Shares Agreement between Balaclava B.V., Adrian Sarbu (as shareholders of PRO TV Ltd.), CME Media Enterprises B.V., Grigoruta Roxana Dorina and Petrovici Liana, dated December 6, 1996 (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7*
Net Reimbursement Agreement by and among International Teleservices Limited, International Media Services, Limited and Limited Liability Company 'Prioritet', dated February 13, 1997 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.8*
Agreement by and between International Media Services Ltd and Innova Film GmbH, dated January 23, 1997 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.9*
Amended and Restated Charter of the Enterprise 'Inter-Media', dated January 23, 1997 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.10*
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

10.13A*
Amendment Agreement to Marketing, Advertising and Sales Agreement between Innova Film GmbH and International Media Services Limited, dated May 7, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.14+*
Central European Media Enterprises Ltd. Stock Appreciation Rights Plan, effective as of September 3, 1998 (incorporated by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.15*	Aldwych House Lease Agreement, dated September 29, 2000 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000).
10.16*
Advertising Sales Agency Agreement between Studio 1+1 and Servland Continental S.A. dated March 14, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

10.17*
Share Purchase Agreement for shares in Media Pro S.R.L. dated as of May 3, 2001, among Mr. Adrian Sarbu, Mr. Ion Tiriac and CME Romania B.V. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

10.18*+
Employment Agreement between CME Development Corporation and Robert E. Burke dated July 6, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.19*
Exclusive Contract of Providing and Broadcasting of Television Signal between Markiza-Slovakia s.r.o. and Slovenska Televizna Spolocnost s.r.o. dated August 30, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.20*
Exclusive Rights Transfer Agreement between Markiza-Slovakia s.r.o and Slovenska Televizna Spolocnost s.r.o. dated October 3, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.21*
Key Agreement Boris Fuchsmann, Alexander Rodniansky, Studio 1+1 Ltd, Innova Film GmbH, International Media Services Ltd, Ukraine Advertising Holding, CME Ukraine GmbH and CME Ukraine B.V entered into as of December 23, 1998 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).

10.22*	Memorandum of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).
10.23*	Articles of Association of Slovenska televizna spolocnost s.r.o (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).
10.24*	Amended Memorandum of Association Markiza - Slovakia spol. s.r.o (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001).
10.25*
Loan arrangement between Vseobecna userova banka a.s and S.T.S. s.r.o,, dated July 24, 2002 (incorporated by reference to Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.26*
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

10.27*+
Employment Agreement between CME Development Corporation and Mark J.L. Wyllie dated March 14, 2003 (incorporated by reference to Exhibit 10.62 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.28*+
Employment Agreement between Central European Media Enterprises Ltd and Fred T. Klinkhammer dated October 21, 2003 (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.29*
Employment Agreement between CME Development Corporation and Michael Garin dated March 30, 2004 (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.30*
Agreement between CME Media Enterprises BV and the Tax and Customs Administration of the Netherlands dated March 24, 2004 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.31*
CME Romania BV - Adrian Sarbu Funding and Share Sale Agreement, dated March 12, 2004 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.32*
Share sale and purchase agreement of Nova TV d.d. (Croatia), dated July 7, 2004. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.33*
Pro TV SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.34*
MPI SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.35*+	Employee Stock Option Form (a management contract) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
10.36	Framework Agreement CME Media Enterprises BV, Central European Media Enterprises Ltd. and PPF (Cyprus) Ltd. dated December 13, 2004.
10.37	Agreement on Settlement of Disputes and Transfer of Ownership Interest, dated February 24, 2005.

21.01	List of subsidiaries
23.01	Consent of Deloitte & Touche LLP and Deloitte Audit s.r.o
24.01	Power of Attorney, dated as of March 15, 2005
31.01	Sarbanes-Oxley Certification s.302 CEO, dated March 15, 2005
31.02	Sarbanes-Oxley Certification s.302 CFO, dated March 15, 2005
32.01	Sarbanes-Oxley Certification - CEO and CFO, dated March 15, 2005 (furnished only)

*	Previously filed exhibits
+	Exhibit is a management contract or compensatory plan

b)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.
c)	Report of Independent Registered Public Accountants on Schedule II — Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005	/s/ Michael Garin Michael Garin Chief Executive Officer (Duly Authorized Officer)

Date: March 15, 2005	/s/ Wallace Macmillan Wallace Macmillan Vice President - Finance (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board of Directors	March 15, 2005
Ronald S. Lauder
*	Vice-Chairman and Director	March 15, 2005
Fred T. Klinkhammer
/s/ Michael Garin	Chief Executive Officer and Director	March 15, 2005
Michael Garin	(Principal Executive Officer)
/s/ Wallace Macmillan	Vice President - Finance	March 15, 2005
Wallace Macmillan	(Principal Financial Officer and Principal Accounting Officer)
*	Director	March 15, 2005
Alfred W. Langer
*	Director	March 15, 2005
Charles Frank Ph.D.
*	Director	March 15, 2005
Herb Granath
*	Director	March 15, 2005
Bruce Maggin
*	Director	March 15, 2005
Ann Mather
*	Director	March 15, 2005
Eric Zinterhofer
* By
/s/ Wallace Macmillan
Wallace Macmillan Attorney-in-fact

INDEX TO SCHEDULES

Schedule II : Schedule of Valuation Allowances	S-3

Schedule II

Schedule of Valuation Allowances
(US$ 000’s)

Allowance for Doubtful Accounts

	Balance at January 1, 2004	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2004

Bad debt provision	5,625	250	468	(203)	6,140

	Balance at January 1, 2003	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2003

Bad debt provision	7,481	(355)	(1,443)	(58)	5,625

	Balance at January 1, 2002	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at December 31, 2002

Bad debt provision	8,219	354	(1,055)	(37)	7,481

(1)	Other Accounts represent accumulated other comprehensive income/(loss)

Deferred Tax Valuation Allowance

	Balance at January 1, 2004	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31, 2004

Deferred Tax Valuation Allowance	11,846	(1,366)	(2,469)	-	8,011

	Balance at January 1, 2003	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31, 2003

Deferred Tax Valuation Allowance	8,654	3,192	-	-	11,846

	Balance at January 1, 2002	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31, 2002

Deferred Tax Valuation Allowance	8,589	65	-	-	8,654