Form 10-K/A
period 2003-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2005-03-18
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO.2 TO FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

This is Amendment No. 2 to the Central European Media Enterprises Ltd. Annual Report on Form 10-K, as originally filed on February 25, 2004 and as amended by Form 10-K/A on March 12, 2004.

Modifications have been made only to Item 9A as set out below.

We have not updated the Annual Report on Form 10-K/A to modify disclosures in Annual Report on Form 10-K/A for events occurring subsequent to the original February 25, 2004 filing date. This Amendment No. 2 to the Annual Report on Form 10-K/A continues to speak as of February 25, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In the course of the audit process for our Romanian subsidiaries, in January 2004, errors were brought to our attention involving the closing of the year end book entries for the Romanian subsidiaries. These errors included an error of approximately $407,000 with respect to the calculation of a provision for income taxes, an error of approximately $290,000 in an intercompany balance and smaller errors in the estimate of accruals and prepayments and certain reclassification adjustments. The total income statement impact of these adjustments was a net charge of approximately $870,000. Corrections were made to the Romanian submissions before they were consolidated into our financial statements and prior to mid-February 2004, at which time we determined that these incorrect entries were corrected. Taking these issues into account, and based on our evaluation as set forth above, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. We are training additional staff in Romania to ensure that our period end book entries are made in a timely and accurate manner.

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
March 18, 2005