Form 10-K/A
period 2004-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2005-04-01
CIK 925645

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (based on the closing sale price of US$ 22.63 of the Registrant’s Common Stock, as reported by the Nasdaq Exchange on such date) was approximately US$ 460 million

Number of shares of Class A Common Stock outstanding as of February 18, 2005 : 21,049,400
Number of shares of Class B Common Stock outstanding as of February 18, 2005 : 7,334,768

EXPLANATORY NOTE

This is Amendment No. 1 to the Annual Report on Form 10-K of Central European Media Enterprises Ltd., as originally filed on March 15, 2005.

Modifications have been made only to “Contractual Cash Obligations” in Note V of Item 7, which is set out in its entirety below.

We have not updated the Annual Report on Form 10-K/A to modify disclosures in Annual Report on Form 10-K for events occurring subsequent to the original March 15, 2005 filing date. This Amendment No. 1 to the Annual Report on Form 10-K/A continues to speak as of March 15, 2005.

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

Our current income taxes payable have decreased US$ 8.3 million primarily as a result of our US$ 9.0 million payment to the Dutch Tax Authorities in February 2004 (for further information, see Part II, Item 8, Note 14, "Commitments and Contingencies"). As at December 31, 2004 we have recorded a US$ 7.1 million deferred tax liability (US$ 6.2 million in non-current liabilities and US$ 0.9 million in current liabilities) as a result of the impact of applying SFAS 109, "Accounting for Income Taxes" to intangibles recognized in the period following our fair value exercise in respect of recent acquisitions. As at December 31, 2004 we have also recorded US$ 10.8 million of acquisition costs in relation to the TV Nova (Czech Republic) Acquisition (for further information, see Part II, Item 8, Note 17, "Acquisition Costs").

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

Contractual Cash Obligations

Our future contractual obligations as at December 31, 2004 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$21,018	$2,921	$13,662	$4,114	$321
Capital Lease Obligations	1,316	464	428	272	152
Operating Leases	6,829	1,783	3,011	1,641	394
Unconditional Purchase Obligations	19,423	18,865	425	106	27
Other Long-Term Obligations	9,296	2,083	4,165	3,048	-
Total Contractual Obligations	$57,882	$26,116	$21,691	$9,181	$894

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
April 1, 2005