Form 10-K/A
period 2003-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2005-04-07
CIK 925645

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

EXPLANATORY NOTE

This is Amendment No. 3 to the Central European Media Enterprises Ltd. Annual Report on Form 10-K, as originally filed on February 25, 2004 and as amended by Amendment No. 1 to Form 10-K/A on March 12, 2004 and Amendment No.2 to Form 10-K/A on March 18, 2005.

Modifications to Amendment No. 2 have been made only to include Section 302 statements.

We have not updated this Annual Report on Form 10-K/A to modify disclosures in our Annual Report on Form 10-K or Amendments No. 1 and 2 on Form 10-K/A for events occurring subsequent to the original February 25, 2004 filing date. This Amendment No. 3 to the Annual Report on Form 10-K/A continues to speak as of February 25, 2004.

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

April 7, 2005