Form 10-Q
period 2005-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2005-05-10
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant's telephone number, including area code: (441)-296-1431

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2005
Class A Common Stock, par value $0.08	24,551,400
Class B Common Stock, par value $0.08	7,334,768

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2005

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED BALANCE SHEETS

(US$000s, except share and per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$144,138	$152,568
Restricted cash	9,208	15,574
Accounts receivable (net of allowances of $6,727, $6,140, respectively)	45,041	45,170
Other receivable	18,493	18,368
Program rights	24,571	22,055
Loans to related parties	300	300
Other short-term assets	14,129	11,014
Total Current Assets	255,880	265,049
Loans to related parties	2,564	2,525
Investments in associated companies	25,254	28,558
Acquisition costs (Note 12)	11,562	10,770
Property, plant and equipment (net of depreciation of $66,840, $63,882, respectively)	36,594	31,548
Program rights	18,446	18,299
Goodwill (Note 5)	60,771	59,092
Other intangibles (Note 5)	28,769	27,331
Other assets	1,582	1,467
Total Assets	$441,422	$444,639

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$000s, except share and per share data)
(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$68,786	$67,042
Duties and other taxes payable	21,682	20,243
Income taxes payable	5,106	4,658
Credit facilities and obligations under capital leases	10,195	10,472
Deferred consideration (Note 4)	3,957	6,384
Deferred tax	968	946
Total Current Liabilities	110,694	109,745
Non-Current Liabilities
Accounts payable and accrued liabilities	822	734
Credit facilities and obligations under capital leases	11,279	8,898
Income taxes payable	3,137	3,120
Provision for losses in investments in associated companies	25	-
Deferred tax	6,137	6,213
Total Non-Current Liabilities	21,400	18,965
Minority interests in consolidated subsidiaries	5,315	4,861

SHAREHOLDERS' EQUITY:
Class A Common Stock, $0.08 par value:

Authorized: 100,000,000 shares at March 31, 2005 and December 31, 2004; issued and outstanding : 21,051,400 at March 31, 2005 and 21,049,400 at December 31, 2004	1,684	1,684

Class B Common Stock, $0.08 par value:

Authorized: 15,000,000 shares at March 31, 2005 and December 31, 2004; issued and outstanding :7,334,768 at March 31, 2005 and December 31, 2004	587	587

Preferred Stock, $0.08 par value:

Authorized 5,000,000 shares at March 31, 2005 and December 31, 2004; issued and outstanding : none at March 31, 2005 and December 31, 2004

Additional paid-in capital	390,450	387,305

Retained earnings/(accumulated deficit)	(95,417)	(87,468)

Accumulated other comprehensive income	6,709	8,960

Total shareholders' equity	304,013	311,068
Total liabilities and shareholders' equity	$441,422	$444,639
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$000s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Net revenues	$48,304	$35,848
Operating costs	11,285	6,071
Cost of programming	22,322	13,613
Depreciation of station fixed assets and other intangibles	2,213	1,462
Total station operating costs and expenses	35,820	21,146
Station selling, general and administrative expenses	6,928	3,562
Corporate operating costs (including non-cash stock based compensation (see note 9) of $ 3.1 million and $ 1.9 million in the three months ended March, 31 2005 and 2004, respectively)	7,731	5,118
Amortization of intangibles	77	-
Operating income/(loss)	(2,252)	6,022
Interest income	1,079	1,454
Interest expense	(307)	(218)
Foreign currency exchange loss, net	(729)	(633)
Other expense	(4,001)	(771)
Income/(loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	(6,210)	5,854
Provision for income taxes	(2,341)	(1,170)
Income/(loss) before minority interest, equity in income of unconsolidated affiliates and discontinued operations	(8,551)	4,684
Minority interest in income of consolidated subsidiaries	(577)	(78)
Equity in income of unconsolidated affiliates	834	895
Net income/(loss) from continuing operations	(8,294)	5,501
Discontinued operations - Czech Republic:
Pre-tax income/(loss) from discontinued operations	118	(330)
Tax on disposal of discontinued operations	227	-
Income/(loss) on discontinued operations	345	(330)
Net income/(loss)	$(7,949)	$5,171

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(US$000s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31
	2005	2004

PER SHARE DATA:
Net income per share (Note 8)
Continuing operations - Basic	$(0.29)	$0.20
Continuing operations - Diluted (as restated) (1)	$(0. 29)	$0.19
Discontinued operations - Basic	$0.01	$(0.01)
Discontinued operations - Diluted	$0.01	$(0.01)
Net income/(loss) - Basic	$(0.28)	$0.19
Net income/(loss) - Diluted (as restated) (1)	$(0.28)	$0.18

Weighted average common shares used in computing per share amounts (000s):
Continuing operations - Basic (as restated) (1)	28,385	27,088
Continuing operations - Diluted (as restated) (1)	28,385	28,879
Discontinued operations - Basic (as restated) (1)	28,385	27,088
Discontinued operations - Diluted (as restated) (1)	28,385	28,879
Net income - Basic (as restated) (1)	28,385	27,088
Net income - Diluted (as restated) (1)	28,385	28,879

(1) See Note 8, “Earnings Per Share”

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(US$ 000’s)

(Unaudited)

	Comprehensive Income/(loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, December 31, 2004		$1,684	$587	$387,305	$(87,468)	$8,960	$311,068
Stock-based compensation				3,101			3,101
Stock options exercised				44			44
Comprehensive income/(loss):
Net income/(loss)	$(7,949)				(7,949)		(7,949)
Other comprehensive income:
Unrealized translation adjustments	(2,251)					(2,251)	(2,251)
Comprehensive income/(loss)	$(10,200)
BALANCE, March 31, 2005		$1,684	$587	$390,450	$(95,417)	$6,709	$304,013

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s) - (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(7,949)	$5,171
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
(Income)/loss from discontinued operations	(345)	330
Equity in income, net of dividends received	3,326	(895)
Depreciation and amortization	15,911	9,323
Interest accrued on loans	(39)	(767)
Stock based compensation	3,101	1,885
Minority interest in income of consolidated subsidiaries	577	78
Foreign currency exchange loss, net	729	633
Net change in (net of effects of acquisitions and disposals of businesses):
Restricted cash	6,366	(12)
Accounts receivable	(464)	(148)
Program rights costs	(17,871)	(10,385)
Other assets	(25)	(723)
Accounts payable and accrued liabilities	2,119	(2,902)
Short term payables to bank	620	-
Income and other taxes payable	1,674	(206)
Net cash generated from continuing operating activities	7,730	1,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(3,719)	(2,281)
Proceeds from disposal of fixed assets	43	-
Investments in subsidiaries and affiliates (1)	(7,149)	(16,894)
Acquisition costs	(2,348)	-
Loans and advances to related parties	-	163
License costs, other assets and intangibles	-	67
Net cash used in investing activities	(13,173)	(18,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases	(1,786)	(685)
Loans and advances with equity investments	44	3,238
Net cash received from/(used in) financing activities	(1,742)	2,553
NET CASH USED IN DISCONTINUED OPERATIONS (OPERATING)	(293)	(9,334)
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	(952)	(769)
Net decrease in cash and cash equivalents	(8,430)	(25,113)
CASH AND CASH EQUIVALENTS, beginning of period	152,568	192,246
CASH AND CASH EQUIVALENTS, end of period	$144,138	$167,133

(1) For the three months ended March 31, 2004 Investments in subsidiaries and affiliates excluded non-cash investing activities of US$ 3.4 million relating to our increased investment in our Romanian operations. For further information, see Note 4, "Acquisitions and Disposals".

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to the Consolidated Financial Statements

March 31, 2005

1.	Basis of Presentation

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national and regional commercial television stations and networks in Central and Eastern Europe. As at March 31, 2005, we have operations in Croatia, Romania, the Slovak Republic, Slovenia and Ukraine.

The interim statements for the three months ended March 31, 2005 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2005 as amended by our Form 10-K/A filed with the SEC on April 1, 2005. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Our significant accounting policies have not materially changed since our disclosure in Part II, Item 8, “Financial Statements and Supplementary Data” of our December 31, 2004 Form 10-K filed with the SEC on March 15, 2005, as amended by our Form 10-K/A filed on April 1, 2005.

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

Following the adoption of FIN 46 (R), we now consolidate Studio 1+1, a license holding and broadcasting company in Ukraine. Studio 1+1 is within the Ukraine operations and trades with the other companies within the group. Studio 1+1 has been consolidated retrospectively within the presented financial statements. The effect of restatement on the balance sheet for the comparable period is to remove from the balance sheet the net liabilities of Studio 1+1, previously classified under “Provision for losses in investments in associated companies” and this is replaced by the separable assets and liabilities of the entity. The effect of restatement on the Income Statement for the comparable period is to remove from the income statement the one line adjustment of our share of Studio 1+1’s results for the period previously classified under “Equity in income/(loss) of unconsolidated affiliates” and this is replaced by amounts within the separable income and expense lines. Our maximum exposure to loss as a result of our involvement with Studio 1+1 as at March 31, 2005 and as at December 31, 2004 is nil.

We, like other television operators, experience seasonality, with advertising sales tending to be lower during the first and third quarters of each calendar year, particularly during the summer holiday period (typically July and August), and higher during the second and fourth quarters of each calendar year, particularly toward the end of the year.

Stock-based Compensation

Stock-based compensation costs are determined when options are issued and are measured under the fair value method as defined in SFAS 123, "Accounting for Stock-based Compensation" ("SFAS 123"). We adopted SFAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by SFAS 148, "Accounting for Stock-based Compensation - Transition & Disclosure" ("SFAS 148"). In prior periods, we used the intrinsic method of accounting as defined in APB 25, "Accounting for Stock Issued to Employees" ("APB 25"). (See Note 9, “Stock Based Compensation”).

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

		For the Three Months Ended March 31, (US$ 000’s, except per share data)
		2005	2004

Net Income	As Reported	$(7,949)	$5,171
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	As Reported	3,101	1,885
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(3,112)	(1,939)
Net Income	Pro Forma	$(7,960)	$5,117

Net Income Per Common Share - Basic:	As Reported	$(0.28)	$0.19
Pro Forma		$(0.28)	$0.18

Net Income Per Common Share -Diluted:	As Reported	$(0.28)	$0.19 (1)
Pro Forma		$(0.28)	$0.18 (1)

(1) As restated, for further information, see Note 8, “Earnings Per Share”

2.	Group Operations

Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market in which we operate, we have ownership interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. We generate revenues primarily through our operating companies which acquire programming for broadcast by the corresponding license holding company and enter into agreements with advertisers and advertising agencies on behalf of the respective license company. In Romania and Ukraine, the license company also acts as an operating company. Our share of profits in the operating companies corresponds with our voting interest other than in the Slovak Republic and Ukraine, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled “Simplified Corporate Ownership Structure - Continuing Operations”.

Key Subsidiaries and Affiliates as at March 31, 2005	Voting Interest	Share of Profits	Accounting Treatment	TV Network
Continuing Operations

Croatia
Operating Company:
Operativna Kompanija d.o.o. (OK)	100%	100%	Consolidated Subsidiary

License Company:
Nova TV d.d. (Nova TV Croatia)	100%	100%	Consolidated Subsidiary	NOVA TV (Croatia)

Romania
Operating Companies:
Media Pro International S.A. (MPI)	82%	82%	Consolidated Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Consolidated Subsidiary

License Companies:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	82%	82%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL
Radio Pro S.R.L. - Formerly Media Pro S.R.L (Radio Pro)	20%	20%	Equity Accounted Affiliate	PRO FM (radio), INFROPRO

Slovenia
Operating Company:
Produkcija Plus d.o.o. (Pro Plus)	96.85%	96.85%	Consolidated Subsidiary

License Companies:
Pop TV d.o.o. (Pop TV)	96.85%	96.85%	Consolidated Subsidiary	POP TV
Kanal A d.o.o. (Kanal A)	96.85%	96.85%	Consolidated Subsidiary	KANAL A

Slovak Republic
Operating Company:
Slovenska Televizna Spolocnost s.r.o. (STS)	49%	70%	Equity Accounted Affiliate

License Company:
Markiza-Slovakia s.r.o. (Markiza)	34%	0.1%	Equity Accounted Affiliate	MARKIZA TV

Ukraine
Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Consolidated Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Consolidated Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Consolidated Subsidiary

License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	60%	Consolidated Variable Interest Entity	STUDIO 1+1

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles holding companies
100%
CME Development Corporation (Delaware)
100%
60%
96.85%
20%
82%
34%
Nova TV (Croatia)
Innova, IMS, Intermedia (Ukraine Group)
Pro Plus (Slovenia)
Radio Pro (Romania)
Pro TV (Romania)
49%
Markiza-Slovakia (Slovak Republic)
100%
30%
100%
100%
51%
Operativna Kompanija (Croatia)
Studio 1+1 (Ukraine)
Kanal A (Slovenia)
Pop TV (Slovenia)
STS (Slovak Republic)

Croatia

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia.  Nova TV (Croatia) owns 100% of OK, which provides programming and advertising services for the NOVA TV (Croatia) channel.

Romania

We have a voting and economic interest of 82% in Pro TV and MPI. Our voting and economic interest in both companies increased from 66% to 80% on March 29, 2004 when we acquired an additional 14% of MPI and Pro TV from Rootland Trading Limited, which is controlled by our local partner and General Director Adrian Sarbu. We acquired an additional 2% of MPI and Pro TV from Mr. Sarbu on February 28, 2005. Pro TV holds all 27 PRO TV licenses, including a recently awarded license for Constanta, Romania’s third biggest population center and main port. In addition, Pro TV holds the licenses for ACASA, PRO TV INTERNATIONAL and PRO CINEMA.

We have a 70% voting and economic interest in Media Vision, a production and subtitling company.

We have a 20% voting and economic interest in Radio Pro, which holds the licenses for the PRO FM and INFOPRO radio networks.

Slovenia

We have a 96.85% voting and economic interest in Pro Plus, the operating company for our Slovenian operations. Pro Plus has a 100% voting and economic interest in Pop TV , which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network.

Slovak Republic

We have a 49% voting interest and are entitled to a 70% share of profits in STS, the operating company for the MARKIZA TV network. We have a 34% voting interest in Markiza, the license holding company for the MARKIZA TV network, and are entitled to a 0.1% share of its profits.

Ukraine

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. We hold a 60% ownership and economic interest in each of Innova and IMS. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% voting and economic interest in Studio 1+1, which holds the license for the STUDIO 1+1 network.

Because of regulatory restrictions on direct foreign ownership of broadcasters, our indirect ownership interest in Studio 1+1 is 18%. We entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our direct interest in Studio 1+1 to 60%.

3.	Recent Accounting Pronouncements

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on January 1, 2006. We do not expect the adoption of SFAS 123(R) to have a material impact on our financial statements.

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

Accounting for Pre-existing Relationships between the Parties to a Business Combination

FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 04-01 “Accounting for Pre-existing Relationships between the Parties to a Business Combination” which must be applied prospectively to business combinations and goodwill impairment tests completed in reporting periods beginning after October 13, 2004. When two parties that have a pre-existing contractual relationship enter into a business combination, the pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists. We are currently assessing the impact that this pronouncement will have on our accounting for our acquisition of the TV Nova (Czech Republic) Group.

4.	Acquisitions and Disposals

Romania

Acquisition - MPI and Pro TV

On March 29, 2004, we acquired a 14% voting and economic interest in each of our consolidated subsidiaries MPI and Pro TV from Rootland Trading Limited for purchase consideration of US$ 20.3 million. Rootland Trading Limited is controlled by Mr. Sarbu. This acquisition brought our total voting and economic interest in both companies to 80%.

The consideration for the acquisition consisted of US$ 16.9 million cash and the settlement of loans receivable due from companies controlled by Mr. Sarbu that he had personally guaranteed (Inter-Media srl: US$ 1.8 million and Media Pro Pictures: US$ 1.6 million).

The purchase price was agreed by reference to an independent valuation report which was based on a multiple of MPI and Pro TV's future earnings. In accordance with the SFAS No. 141, "Business Combinations" ("FAS 141"), we have allocated US$ 3.7 million to broadcast licenses, US$ 5.5 million to trademarks and US$ 2.0 million to customer relationships, all of which were preliminarily allocated to goodwill. We have recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses have been assigned an indefinite life, while customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, eight years. An amount of US$ 8.8 million was recognized as goodwill.

On February 28, 2005, we acquired from Mr. Sarbu an additional 2% voting and economic interest in MPI and Pro TV for an aggregate consideration of US$ 5 million. Following this transaction we own a voting and economic interest in MPI and Pro TV of 82%. The basis of the valuation of the purchase of these 2% interests corresponded with the valuation methodology used when we purchased the 14% interest in MPI and Pro TV on March 29, 2004. In accordance with the SFAS No. 141, "Business Combinations" ("FAS 141"), we have allocated US$ 1.2 million to broadcast licenses, US$ 0.9 million to trademarks and US$ 0.2 million to customer relationships. We have recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses have been assigned an indefinite life, while customer relationships are deemed to have a remaining economic useful life of, and are amortized on a straight-line basis over, seven years. An amount of US$ 2.9 million was recognized as goodwill.

Croatia

We acquired 100% of Nova TV (Croatia) and OK in Croatia for Euro 20.3 million (approximately US$ 24.7 million at the time of acquisition) on July 16, 2004. The purchase price is payable in three installments. Euro 15.6 million (approximately US$ 19.0 million at the time of payment) was paid at closing on the basis of an estimated purchase price. Euro 1.7 million (approximately US$ 2.1 million at the time of payment) was paid on February 9, 2005 following the determination of the final purchase price. Approximately Euro 3.0 million (approximately US$ 4.0 million) of the total purchase price will be held in escrow until July 16, 2005 pending resolution of representation and warranty provisions contained in the acquisition agreement. Accordingly, Euro 3.0 million (approximately US$ 4.0 million) is classified in our consolidated balance sheet as deferred consideration as at March 31, 2005.

We have initiated a fair value exercise to allocate the purchase price to the acquired assets and liabilities. Upon completion of the fair value exercise, the purchase price allocation will include the broadcast license intangible asset and other intangible assets to be identified. We have therefore provisionally recognized goodwill of US$ 30.9 million arising from these acquisitions which may be subject to adjustment following the completion of the fair value exercise.

5.	Goodwill and Intangible Assets

The carrying amount of goodwill and other intangibles as at March 31, 2005 and December 31, 2004 is as follows:

Goodwill:

	Slovenian operations	Ukrainian operations	Romanian operations	Croatian operations	Total
	(US$ 000’s)
Carrying amount as at December 31, 2004	$14,724	$4,096	$8,826	$31,446	$59,092
Additions in the period	-	-	2,945	23	2,968
Foreign exchange movements	(700)	-	-	(589)	(1,289)
Carrying amount as at March 31, 2005	$14,024	$4,096	$11,771	$30,880	$60,771

Other intangibles:

	License acquisition cost	Broadcast license	Trademarks	Customer relationships	Total
	(US$ 000’s)
Carrying amount as at December 31, 2004	$1,506	$13,069	$10,519	$2,237	$27,331
Additions in the period	-	1,211	932	158	2,301
Amortization in the period	-	(72)	-	(77)	(149)
Foreign exchange movements	-	(579)	(135)	-	(714)
Carrying amount as at March 31, 2005	$1,506	$13,629	$11,316	$2,318	$28,769

All license costs and trademarks are assets with indefinite useful lives and are subject to annual impairment reviews. Our broadcast licenses primarily have indefinite lives and are subject to annual impairment reviews, except for our broadcast licenses in Ukraine. The licenses in Ukraine have an economic useful life of, and are amortized on a straight-line basis over, seven to ten years. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, eight years. The estimated amortization expense is US$ 0.6 million for 2005 and US$ 0.6 million for each of the years 2006-2010.

6.	Segment Data

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our business segments based on Segment EBITDA. Segment EBITDA includes STS and Markiza (our operating and license companies in the Slovak Republic) and Radio Pro in Romania, which are not consolidated under US GAAP.

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

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs, stock-based compensation and amortization of intangibles);

•	changes in the fair value of derivatives;

•	foreign currency exchange gains and losses;

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments).

Segment EBITDA is also used as a component in determining management bonuses.

Below is a table showing our Segment EBITDA by operation and reconciling these figures to our consolidated US GAAP results for the three months ended March 31, 2005 and 2004:

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31,
	(US $000's)
	Segment Net Revenues (1)		Segment EBITDA
	2005	2004	2005	2004
Country
Croatia (NOVA TV)	$4,955	$-	$(3,422)	$-
Romania (2)	19,649	14,085	5,901	4,318
Slovak Republic (MARKIZA TV)	12,644	11,895	2,170	1,331
Slovenia (POP TV and KANAL A)	9,933	9,657	2,680	3,927
Ukraine (STUDIO 1+1)	14,360	12,106	2,348	4,357
Total Segment Data	$61,541	$47,743	$9,677	$13,933

Reconciliation to Consolidated Statement of Operations:

Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$48,304	$35,848	$(6,210)	$5,854
Corporate operating costs (including non-cash stock based compensation (see note 9) of $ 3.1 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively))	-	-	7,731	5,118

Amortization of intangibles	-	-	77	-
Unconsolidated equity affiliates (3)	13,237	11,895	1,908	1,331
Station Depreciation	-	-	2,213	1,462
Interest income	-	-	(1,079)	(1,454)
Interest expense	-	-	307	218
Foreign currency exchange loss, net	-	-	729	633
Other expense	-	-	4,001	771
Total Segment Data	$61,541	$47,743	$9,677	$13,933

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Romanian channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO.

(3) Unconsolidated equity affiliates are STS in the Slovak Republic and Radio Pro in Romania

7.	Summary Financial Information for Significant Unconsolidated Affiliates

	STS (MARKIZA TV)
	As at March 31, 2005	As at December 31, 2004
	(US$ 000's)	(US$ 000's)
Current assets	$23,817	$25,548
Non-current assets	17,498	16,919
Current liabilities	(26,844)	(15,445)
Non-current liabilities	(124)	(149)
Net Assets	$14,347	$26,873

	STS (MARKIZA TV)
	For the Three Months Ended March 31,
	2005	2004
	(US$ 000's)	(US$ 000's)
Net revenues	$12,644	$11,895
Operating costs	11,040	11,171
Operating income	1,604	724
Net income	1,297	803
Movement in accumulated other comprehensive income	1,848	61

Our share of income in Unconsolidated Affiliates for STS was US$ 0.9 million and US$ 0.7 million for the first three months of 2005 and 2004, respectively.

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

	For the Three Months Ended March 31,
	Net Income (US$ 000's)		Common Shares (000's)		Net Income per Common Share
	2005	2004	2005	2004 (as restated)	2005	2004 (as restated)
Basic EPS
Net income attributable to common stock	$(7,949)	$5,171	28,385	27,088	$(0.28)	$0.19
Effect of dilutive securities : stock options	-	-	-	1,791	-	$(0.01)
Diluted EPS
Net income attributable to common stock	$(7,949)	$5,171	28,385	28,879	$(0.28)	$0.18

Restatement of 2004 Earnings Per Share

FAS 128 requires the same number of potential common shares used in computing the diluted per share amount for income from continuing operations be used in computing the diluted per share amounts for discontinued operations and net income where there is a loss from continuing operations. Also, in determining the weighted average number of common shares used in the earnings per share computations, it is required to calculate a weighted average number of shares issued and outstanding during the period. In the three months ended March 31, 2004 we incorrectly computed the fully diluted earnings per share for discontinued operations and fully diluted earnings per share. We also incorrectly calculated basic and diluted weighted average number of shares outstanding in the three months ended March 31, 2004. The following table summarizes the restated weighted average common shares and earnings per share for the three months ended March 31, 2004.

	As previously reported	As restated

Continuing operations - Basic
Weighted average common shares used in computing per share amounts (000s)	27,686	27,088
Continuing operations - Diluted
Income from continuing operations per share	$0.18	$0.19
Weighted average common shares used in computing per share amounts (000s)	30,008	28,879
Discontinued operations - Basic
Weighted average common shares used in computing per share amounts (000s)	27,686	27,088
Discontinued operations - Diluted
Weighted average common shares used in computing per share amounts (000s)	27,686	28,879
Net Income -Basic
Weighted average common shares used in computing per share amounts (000s)	27,686	27,088
Net Income - Diluted
Net Income per share	$0.17	$0.18
Weighted average common shares used in computing per share amounts (000s)	30,008	28,879

9.	Stock-based Compensation

Stock-based compensation costs are determined when options are issued and are measured under the fair value method as defined in SFAS 123. We adopted SFAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as required by SFAS 148. In prior periods, we used the intrinsic method of accounting as defined in APB 25.

2004 Option Grants

Pursuant to the 1995 Stock Option Plan, the Compensation Committee of our Board of Directors administers the award of stock options to employees and non-employee directors. No stock options were awarded in the three months ended March 31, 2005. The weighted average fair value of all grants made in the three months ended March 31, 2004 was US$10.17 per option.

In accordance with SFAS 123, the total grant-date fair value of awarded options is recognized in the Statement of Operations using straight-line amortization over the vesting period of the award. In the three months ended March 31, 2005 a total charge of US$ 0.4 million was recognized, consisting solely of charges made for awards granted in previous periods. In the three months ended March 31, 2004, a total charge of US$ 0.2 million was recognized.

For certain options issued in 2000, our stock-based compensation charge is calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This requires that compensation costs for modified awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised; subject to a minimum of the original intrinsic value at the original measurement date. The charge as a result of variable plan accounting increased by US$ 0.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This is primarily attributable to a greater increase in the price of our Class A Common Stock during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

The charge for stock-based compensation in our consolidated income statement can be summarized as follows:

	For the Three Months Ended March 31, (US$ 000’s)
	2005	2004
Stock-based compensation charged under FIN 44 (Variable Plan Accounting)	$2,656	$1,726
Stock-based compensation charged under SFAS 123	445	159
Total stock-based compensation	$3,101	$1,885

10.	Warrants

As a result of our 2002 transaction with GoldenTree Asset Management LLC, 696,000, shares of Class A Common Stock issuable on exercise of warrants with an exercise price of US$ 2.504 were registered for resale with the SEC on February 4, 2004 and exercised on February 19, 2004. We received US$ 1.7 million on exercise and the stock issued is included in our 24,551,400 of Class A Common Stock outstanding as at May 3, 2005.

11.	Commitments and Contingencies

Litigation

General

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

We present below a summary of our more significant proceedings by country, including operations in the Czech Republic, which we acquired on May 2, 2005.

Croatia

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53 million (approximately US$ 9.2 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into a agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought suit in order to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68 million (approximately US$ 11.8 million), claiming that AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. We do not believe that these counterclaims will prevail.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.2 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We believe Mrs. Meglic’s claim is without merit and will continue to defend the claim. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at March 31, 2005.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

In July 2004, AITI launched proceedings against the Ukraine Media Council and Studio 1+1 to challenge the award of the additional nine-hour license to Studio 1+1. In September 2004, the Economic Court of Kiev dismissed this claim. AITI appealed to the Court of Appeal, which also found in favor of the Ukraine Media Council and Studio 1+1. AITI appealed to the more senior Court of Cassation, which also rejected the claim at a hearing dated January 11, 2005. AITI lodged a request to appeal to the Supreme Court of Ukraine on February 18, 2005. The Supreme Court rejected the appeal on March 17, 2005 and no further appeals in this matter are possible.

Czech Republic

Following our completion of the TV Nova acquisition on May 2, 2005, we own an 85% interest in Ceska Produkcni 2000 a.s. (“CP 2000”), which provides certain services in respect of programming, production and the sale of advertising on behalf of the TV NOVA (Czech Republic) channel, and an 85% interest in Vilja a.s. Vilja holds 52.075% of CET 21, which holds the TV NOVA (Czech Republic) license. On February 24, 2005 we entered into the Krsak Agreement to settle outstanding claims of Mr. Krsak against the TV Nova (Czech Republic) Group and to acquire his entire interest in CET 21. At the completion of the transaction contemplated by the Krsak Agreement, we will own a direct 16.67% interest in CET 21.

Companies within the TV Nova (Czech Republic) Group are party to litigation from time to time. Certain material proceedings in respect of the TV Nova (Czech Republic) Group are described below. We have not been party to any of these proceedings prior to the completion of our acquisition of the TV Nova (Czech Republic) Group.

Claims Relating to the Vilja Shareholding in CET 21

On May 20, 2002, Vilja acquired its ownership interest in CET 21 from Messrs. Alan, Huncik and Venclik. On July 19, 2002, Peter Krsak, a shareholder of CET 21, filed a claim with the City Court in Prague challenging a number of CET 21 shareholder resolutions adopted by written consent (the “Krsak 2002 Petition”). In relevant part, his complaint included challenges to (1) a decision of the CET 21 shareholders of April 22, 2002 to approve the transfer by Messrs. Alan and Venclik of their ownership interests in CET 21 to Vilja and (2) a written resolution of the CET 21 shareholders on the redistribution of a 60% interest in CET 21 then held by the company itself. (This 60% interest had previously been held by Vladimir Zelezny, who had been forced to relinquish it in an enforcement proceeding against him following his default on a judgment adverse to him in another proceeding). These claims, in effect, constitute a challenge to the ownership by Vilja of a 52.075% ownership interest in CET 21.

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

Subject to the satisfaction of a certain conditions, the Krsak Agreement provides that Mr. Krsak will file petitions to withdraw all of his claims in respect of the TV Nova (Czech Republic) Group. The conditions relating to the consents of the Czech Media Council and of the general meeting of shareholders of CET 21 to the transfer of his interest in CET 21 to us were satisfied in April 2005. Mr. Krsak will now be required to deliver petitions to withdraw all claims then existing in front of any relevant court. Such petitions will have to have been registered by any such court in advance of his receiving any payment for his ownership interest in CET 21 from us.

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

CET 21 adopted a shareholder resolution by written consent on January 5, 2004 to approve the transfer of the 1.25% interest of CEDC in CET 21 to PPF. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on February 3, 2004 to declare this shareholders resolution invalid. No hearing has been scheduled on this matter.

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

Other Claims

On January 25, 2005, Mr. Krsak filed an action on his own behalf and on behalf of CET 21 against twenty-five parties, including PPF and its affiliates, CP 2000, Vilja, and certain former and current members of management. In his filing, Mr. Krsak is claiming damages to himself in the amount of approximately CZK 1.25 billion (approximately US$ 56.0 million) and on behalf of CET 21 in the amount of approximately CZK 7.5 billion (approximately US$ 335.9 million). The substance of this claim is that various entities and persons controlling CET 21 caused CET 21 damage by entering into agreements on disadvantageous terms with service companies related to such controlling person (such as CP 2000 and Mag Media ).

The Krsak Agreement provides for the withdrawal by Mr. Krsak of these claims. Following the execution of the Krsak Agreement, Mr. Krsak and the relevant counterparty of the TV Nova (Czech Republic) Group have agreed to suspend any hearings that have arisen in respect of such claims.

Financial Commitments — Existing Entities

Our existing operations, with the exception of Croatia, are expected to be self-supporting in terms of funding during 2005, with cash being available through local credit facilities and/or generated from operations.

Licenses

Regulatory bodies in each country in which we operate control access to available frequencies through licensing regimes. We believe that the licenses for our license holding companies will be renewed prior to expiry. In Romania, the Slovak Republic, Slovenia and Ukraine local regulations do contain a qualified presumption for extensions of broadcast licenses, according to which a broadcast license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime. To date, all expiring licenses have been renewed in the ordinary course of business; however, there can be no assurance that any of the licenses will be renewed upon expiration of their current terms. The failure of any such license to be renewed could adversely affect the results of our operations.

Station Programming Rights Agreements

As at March 31, 2005, we had program rights commitments of US$ 18.3 million compared with US$ 18.1 million at December 31, 2004, in respect of future programming, which includes contracts signed with license periods starting after the balance sheet date.

Operating Lease Commitments

For the periods ended March 31, 2005 and 2004 we incurred aggregate rent on all facilities of US$ 0.7 million and US$ 0.4 million, respectively. Future minimum operating lease payments at March 31, 2005 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

As at March 31, 2005 (US$ 000’s)
2005	$2,144
2006	1,765
2007	1,274
2008	1,041
2009	387
2010 and thereafter	387
Total	$6,998

Dutch Tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the period through 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million. We expected to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore also agreed to a minimum tax payable of US$ 2.0 million per year for the years 2005-2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance later rule that arbitration awards such as the one we received are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income but will not reduce our minimum payment commitments.

As at March 31, 2005 we provided US$ 2.9 million (US$ 2.7 million in non-current liabilities and US$ 0.2 million in current liabilities) (as at December 31, 2004: US$ 3.5 million (US$ 3.1 million in non-current liabilities and US$ 0.4 million in current liabilities)) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions and released US$ 0.2 million through discontinued operations in our consolidated statement of operations for the three months ended March 31, 2005.

Slovenia - Put Options

On January 31, 2003 we entered into a put option with Marijan Jurenec, the general director of Pro Plus, our Slovenian operation for his 3.15% interest in Pro Plus. Under the terms of the agreement, Mr. Jurenec has the right to put his interest to us through January 30, 2006. The put is fixed at a price of Euro 4.3 million (approximately US$ 5.6 million) which is calculated with a formula using Slovenian Segment EBITDA as at December 31, 2004. We have the right to call the same interest at any time until December 31, 2006. If exercised, this call will be at a price that is the same as the put price until January 30, 2006, and approximately Euro 5.4 million (approximately US$ 7.0 million) thereafter until December 31, 2006. We have determined a fair value of the option in an amount of US$ 0.6 million at March 31, 2005 (December 31, 2004: US$ 0.6 million) and this has been recorded as a liability.

Romania - Put Options

We signed a put option agreement with Mr. Sarbu in July 2004 that grants him the right to sell us 5% of his interest in MPI and Pro TV between March 1, 2006 and February 28, 2009 and his remaining interest from March 1, 2009 and for a twenty-year period thereafter. The put price will be determined in each instance by an independent valuation and is subject to a floor price. Following our purchase of a 2% interest in MPI and Pro TV from Mr. Sarbu (for further information, see Note 4, “Acquisitions and Disposals”), he will be allowed under the put option agreement to put to us 3% of his interest between March 1, 2006 and February 28, 2009 and his remaining interest from March 1, 2009 and for a twenty-year period thereafter.

The minimum price to be paid by us is US$ 1.45 million per each one percent interest. As at March 31, 2005, we consider the likelihood of the put option being valued below US$ 1.45 million per each one percent interest to be remote. Therefore it is not valued and is not recorded in our consolidated balance sheet.

12.	Acquisition Costs

	As at March 31, 2005		As at December 31, 2004
	(US$ 000's	)	(US$ 000's	)
Acquisition costs	$11,562		$10,770

As at March 31, 2005 we have recorded US$ 11.6 million of acquisition costs (principally fees relating to legal and accounting diligence and mergers and acquisitions advisory services) in relation to the TV Nova (Czech Republic) Acquisition compared with US$ 10.8 million as at December 31, 2004 (see Note 13, “Subsequent Events”).

13.	Subsequent Events

On April 28, 2005, we entered into an underwriting agreement with J.P. Morgan Securities Ltd., Lehman Brothers Inc. and ING Bank N.V. London Branch (collectively, the “underwriters”) providing for the issue and sale to the underwriters of 4,700,000 shares of Class A common stock of CME at a price per share of US$ 42.889 (after underwriters’ discounts). Pursuant to the terms of the underwriting agreement, the underwriters have exercised their option to purchase up to 705,000 additional shares of Class A common stock. The sale of 5,405,000 shares closed on May 5, 2005. We received net proceeds of approximately US$ 232 million from sale.

On April 29, 2005, we entered into a purchase agreement providing for the issuance and sale by CME of Euro 370 million (US$ 479 million) senior notes, consisting of Euro 245 million (US$ 317 million) 8.25% senior notes due 2012 and Euro 125 million (US$ 162 million) senior floating rate notes due 2012, which have been issued at a rate equal to six-month EURIBOR plus 5.5%.The purchase was completed on May 5, 2005. We received net proceeds of approximately Euro 361 million (US$ 468 million) from sale.

In connection with the issuance of the senior notes, we have entered into an indenture with J.P. Morgan Chase Bank N.A. London branch as trustee, which indenture governs the terms of the senior notes, including covenants that restrict our ability to incur additional indebtedness, to pay dividends, to make investments and other payments, to merge or sell substantially all of our assets. Two wholly-owned subsidiaries are providing guarantees of this indebtedness and their shares have been pledged as security for this indebtedness. Certain of our contractual rights related to the TV Nova (Czech Republic) acquisition have been assigned to the trustee in connection with the issuance of the senior notes.

The proceeds of the offering of the senior notes have been applied towards our acquisition of a controlling interest in the TV Nova (Czech Republic) Group, which we acquired from PPF on May 2, 2005 for approximately US$ 631 million. Consideration includes cash of approximately US$ 492 million and 3,500,000 unregistered shares of CME’s Class A common stock. The final purchase price is subject to adjustment based on a post-completion audit for changes in the level of working capital and indebtedness.

As a result of this transaction, we have acquired an 85% interest in Ceska produkcni 2000 a.s., which provides services related to programming, production and advertising to TV Nova, and an 85% interest in Vilja a.s. Vilja owns a 52.075% interest in CET 21 s.r.o., which holds the national terrestrial broadcast license for TV NOVA in the Czech Republic. Minority interests in CET 21 are currently held by Peter Krsak (16.67%), Ceska Sporitelna a.s. (1.25%) and CEDC GmbH (1.25%). The remaining 28.755% interest in CET 21 is currently held by CET 21 itself. On February 24, 2005, we entered into an agreement on the settlement of disputes and transfer of ownership interest with Mr. Krsak, providing for the transfer of his entire ownership interest in CET 21 to us following the withdrawal of all of his outstanding claims regarding the TV Nova business. The Czech Media Council consented to this transfer on April 20, 2005 and the shareholders of CET 21 consented to this transfer of April 22, 2005. We expect to complete the purchase of the interest of Mr Krsak by the third quarter of 2005.

Subject to the consent of the Czech Media Council, the interests of Ceska Sporitelna and CEDC will also be transferred to the TV Nova (Czech Republic) Group.

In connection with the issuance to PPF of 3,500,000 unregistered shares of our Class A common stock as partial consideration for the acquisition of an interest in the TV Nova (Czech Republic) Group, we have also entered into a registration rights agreement with PPF dated May 2, 2005, pursuant to which PPF shall be granted up to three demand registrations as well as certain piggyback registration rights. The first registration demand will be exercisable from May 2, 2006 and all such registration rights expire on May 1, 2009.

In connection with the completion of the acquisition of a controlling interest in the TV Nova (Czech Republic) Group, CME and CME BV have also entered into a deed of guarantee with PPF a.s. dated May 2, 2005 (the “PPF Guarantee”) and a deed of guarantee with PPF N.V. dated May 2, 2005 (the “Parent Guarantee”). The PPF Guarantee and the Parent Guarantee have been issued in support of any indemnification claims that may be made against PPF pursuant to the Framework Agreement dated December 13, 2004 (as described in our Report on Form 8-K filed on December 15, 2004, the “Framework Agreement”). PPF and PPF a.s. are liable for indemnification claims arising under the Framework Agreement. In the event indemnification claims exceed CZK 2 billion (approximately US$ 90 million), PPF N.V. will guarantee for all indemnification claims from such moment in respect of any amounts then subject to a claim for indemnification.

We have also entered into an agreement with PPF dated May 2, 2005 (the “TV Nova Group Agreement”) that provides for certain rights in respect of the governance of the TV Nova (Czech Republic) Group and in respect of transfers of interests in the TV Nova (Czech Republic) Group held by the CME parties or PPF. Under the TV Nova Group Agreement, we will have the right to appoint a majority of the members of the boards of management and the supervisory boards of all companies of the TV Nova (Czech Republic) Group. In addition, pursuant to the TV Nova Group Agreement, we are acquiring a call on the remaining 15% interest in the TV Nova (Czech Republic) Group held by PPF that is exercisable at any time after May 2, 2005. The call price is capped at 25% of the value of the TV Nova group at completion and is subject to certain adjustments and other terms. Following the transfer of Mr Krsak’s interest to us, we expect to exercise the call. We anticipate our total investment to acquire 100% of the TV Nova (Czech Republic) group to be approximately US$ 930 million including all fees.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements
II.	Executive Summary
III.	Analysis of Segment Results
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates

I.	Forward-looking Statements

This report contains forward-looking statements, including statements regarding the expected impact of the acquisition of the TV Nova (Czech Republic) Group on our financial results, the expected date of completion of the acquisition of the minority interest of Peter Krsak in CET 21 s.r.o., the exercise price and expected exercise date of our call option in connection with the acquisition of the remaining interest of PPF in the TV Nova (Czech Republic) Group, our ability to complete the acquisition of the minority interest of Mr. Krsak and the remaining interest of PPF in the TV Nova (Czech Republic) Group, our anticipated total investment to acquire 100% of the TV Nova (Czech republic) group, our ability to integrate the TV Nova (Czech Republic) Group into our operations, the effect of additional investment in Croatia, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations and the financing thereof, the growth potential of advertising spending in our markets, and business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, compliance by Mr Krsak with the terms of sale of his minority interest, the rate of development of advertising markets in countries where we operate, general market and economic conditions in these countries as well as in the United States and Western Europe, the renewals of broadcasting licenses, the ability to acquire programming and the ability to attract audiences, the general regulatory environments where we operate and application of relevant laws and regulations.

The following discussion should be read in conjunction with the section entitled "Risk Factors" on pages 10 through 17 in our December 31, 2004 Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2005 as amended by our Form 10-K/A filed with the SEC on April 1, 2005 in addition to our interim financial statements and notes included elsewhere in this report.

II.	Executive Summary

TV NOVA (Czech Republic) Acquisition

•
On May 2, 2005, we completed the acquisition of a controlling interest in the TV Nova (Czech Republic) Group. With the completion of this acquisition, we have acquired one of the most watched television stations in Europe (in terms of national all day audience share).

•
With the addition of the TV Nova (Czech Republic) Group to our operations, we will be operating a business with estimated Segment net revenues of approximately two times our pre-acquisition levels and we expect to generate significant positive net income and cash-flow from our operations. The TV Nova (Czech Republic) Group reported total net revenues of US$ 207.8 million, operating profit of US$ 92.7 million and net income of US$ 55.0 million for the twelve months ended December 31, 2004. (All figures in respect of the TV Nova (Czech Republic) Group are determined in accordance with US GAAP. The accounting policies used in compiling the combined accounts for the TV Nova (Czech Republic) Group, which occurred prior to our acquisition, may differ from those used by us; and the basis of combination of the entities included in the TV Nova (Czech Republic) Group may differ from the basis of consolidation that we apply to the inclusion of those entities in our accounts following completion).

•
As a result of this acquisition, we own 85% of each of Vilja a.s. and Ceska Produkcni 2000 a.s. (“CP 2000”). Vilja owns approximately 52% of CET 21 s.r.o., which holds the TV NOVA broadcast license. CP 2000 provides programming, production and advertising related services to CET 21 directly, through its wholly owned subsidiary Mag Media a.s. and through certain other wholly-owned subsidiaries.

•
We have also entered into an agreement with Peter Krsak, a minority shareholder in CET 21, to acquire his entire minority ownership interest in CET 21 (the “Krsak Agreement”). This agreement is subject to the satisfaction of certain conditions, including the withdrawal by Mr. Krsak of all outstanding claims against the TV Nova (Czech Republic) Group (See Part II, Item 1 - Legal Proceedings). The Czech Republic Media Council consented to this transfer on April 20, 2005 and the shareholders of CET 21 consented on April 22, 2005. We expect the transfer of Mr. Krsak’s interest will be completed by the third quarter of 2005.

•
We also have a call option on the remaining 15% ownership interest of PPF in the TV Nova (Czech Republic) Group that is exercisable at any time. We expect to acquire the remaining ownership interest of PPF in the TV Nova (Czech Republic) Group by the fourth quarter of 2005.

•
To finance the acquisition of the TV Nova (Czech Republic) Group, the interest of Mr Krsak and the PPF call option, we have raised debt financing through the issuance of Euro 370 million (US$ 479 million) senior notes, consisting of Euro 245 million (US$ 317 million) 8.25% senior notes and Euro 125 million (US$ 162 million) of senior floating rate notes, which bear interest at six-month EURIBOR plus 5.5%. We have also issued 5.4 million shares of our Class A Common Stock in a publicly registered offering.

Continuing Operations

The following table provides a summary of our consolidated results for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31, (US$000's)
	2005	2004	Movement
Net Revenues	$48,304	$35,848	$12,456
Operating income/(loss)	(2,252)	6,022	(8,274)
Net income/(loss) from continuing operations	(8,294)	5,501	(13,795)
Net income/(loss)	(7,949)	5,171	(13,120)
Net cash provided by continuing operating activities	7,730	1,382	6,348

The principal events for the three months ended March 31, 2005 are as follows:

•
In the three months ended March 31, 2005, our total Operating Segments achieved a Segment EBITDA margin of 16% compared to 29% for the three months ended March 31, 2004 (Segment EBITDA is defined and reconciled to our consolidated US GAAP results in Part I, Note 6, "Segment Data").

•	We increased our economic and voting interest in our Romanian operations to 82.0%.

Future Developments

•
In 2005, we will be focused on the integration of the TV Nova (Czech Republic) Group into our operations, the completion of the Krsak Agreement and the acquisition of the remaining interest of PPF in the TV Nova (Czech Republic) Group as described above.

•
A successful implementation of the agreement with Mr. Krsak will allow us to terminate most of the litigation surrounding the TV Nova (Czech Republic) Group and simplify the ownership and operating structure of the TV Nova (Czech Republic) Group. This will facilitate the integration of the TV Nova (Czech Republic) Group into our operations.

•
We are planning on further investment in our Croatian operations to enhance its performance. We expect to increase our audience share by acquiring higher quality programming and making additional strategic investments in local productions as well as by making limited capital investment in order to extend our technical reach. We expect total investment to be in excess of US$ 15 million during 2005.

III.	Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, Romania, Slovak Republic, Slovenia and Ukraine.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the three months ended March 31, 2005 and 2004 see Part I, Note 6, "Segment Data".

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows.

SEGMENT FINANCIAL INFORMATION
For the Three Months Ended March 31, (US $000's)

	2005	(1)	2004	(1)
Segment Net Revenue
Croatia (NOVA TV)	$4,955	8%	$-	-%
Romania (2)	19,649	32%	14,085	30%
Slovak Republic (MARKIZA TV)	12,644	21%	11,895	25%
Slovenia (POP TV and KANAL A)	9,933	16%	9,657	20%
Ukraine (STUDIO 1+1)	14,360	23%	12,106	25%
Total Segment Net Revenue	$61,541	100%	$47,743	100%

Segment EBITDA
Croatia (NOVA TV)	$(3,422)	(35)%	$-	-%
Romania (2)	5,901	61%	4,318	31%
Slovak Republic (MARKIZA TV)	2,170	22%	1,331	10%
Slovenia (POP TV and KANAL A)	2,680	28%	3,927	28%
Ukraine (STUDIO 1+1)	2,348	24%	4,357	31%
Total Segment EBITDA	$9,677	100%	$13,933	100%

Segment EBITDA Margin (3)	16%		29%

(1) Percentage of Total Segment Net Revenue / Total Segment EBITDA
(2) Romanian channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO.
(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

ANALYSIS BY GEOGRAPHIC SEGMENT

(A)	CROATIA

SEGMENT FINANCIAL INFORMATION
For the Three Months Ended March 31, (US $000's)
2005
Croatian Net Revenues	$4,955
Croatian Segment EBITDA	(3,422)
Croatian Segment EBITDA Margin	(69)%

Market Background: We acquired our Croatian operations on July 16, 2004. During 2004 the television advertising market in Croatia grew by approximately 4%, it is expected to show single digit growth in 2005.

NOVA TV (Croatia) is ranked fourth (of four channels ranked) in the market based on its national all-day audience share of 13% for the first quarter of 2005. The major competitors are the two state-owned channels HRT1 and HRT2, with national all-day audience shares for the first quarter of 2005 of 40% and 14%, respectively, and RTL with 25%.

•
Net Revenues for the first three months of 2005 were US$ 5.0 million as a result of significant full year contracts having been secured with domestic and international advertisers. No comparative data is available as we acquired Nova TV (Croatia) in July of last year.

•
Croatian Segment EBITDA for the first three months of 2005 was a loss of US$ 3.4 million due to investment in higher quality programming required to generate increased audience share and increase Nova TV's (Croatia) share of the advertising market. Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2005 included US$ 4.6 million of programming costs and US$ 1.0 million of salaries and related costs.

(B)	ROMANIA

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Romanian Net Revenues	$19,649	$14,085	$5,564
Romanian Segment EBITDA	5,901	4,318	1,583
Romanian Segment EBITDA Margin	30%	31%	(1)%

Market Background: Romania is one of the fastest growing economies in Central and Eastern Europe. During 2004, the television advertising market, in which sales are denominated primarily in US dollars, grew by approximately 28%, it is expected to grow between 20% and 30% in 2005. We believe that Romania’s preparations to accede to the EU in 2007 will continue to support strong growth rates in television advertising spending in the period running up to accession, as has been the experience with earlier entrants.

PRO TV, our main channel, and ACASA, one of our cable channels, are ranked second and fourth in the market based on their national all day audience shares of 17% and 8%, respectively, for the first three months of 2005. The major competitors are the state owned channel TVR1 with a national all-day audience share of 19% and Antena 1, a privately owned channel, with 14%. TVR1’s higher all-day audience share is primarily due to it being the only significant broadcaster with coverage across almost the entire country. Advertisers, however, evaluate audience share within a channel's coverage area and by this measure PRO TV ranks first and ACASA fourth (of seven stations ranked) in all-day audience share. Both of our stations have almost 100% coverage of urban markets, which represents a key demographic area targeted by advertisers.

In April 2004 our Romanian operation launched a second cable channel PRO CINEMA. It had a national all day audience share of 1% during the first three months of 2005.

•
Net Revenues for the first three months of 2005 increased by 40% compared to the first three months of 2004. This is due to an increase in prices for advertising on Pro TV and also an increase in the amount of advertising sold by Acasa TV and Pro Cinema.

•
Romanian Segment EBITDA for the first three months of 2005 increased by 37% compared to the first three months of 2004 due to the increase in revenue by US$ 5.6 million, partially offset by an increase in the costs charged in arriving at a Segment EBITDA of US$ 5.9 million.

The cost of programming increased by US$ 1.4 million or 26% compared to the first three months of 2004 due to a US$ 0.7 million increase in the charge for amortization of acquired programming rights and a US$ 0.7 million increase for local production costs. The increase in amortization of programming rights was driven by increasing costs per hour and additional Pro Cinema volume. Salaries and related costs increased by US$ 0.5 million or 21% compared to the three months ended March 2004 due to appreciation of local currency against the US dollar. Broadcasting costs have also increased by $0.5 million due to costs associated with broadcasting our second cable channel Pro Cinema. Additionally, bad debt provisions were $US 0.5 million higher in the three months to March 2005 than the same period last year. This is partially due to a reversal of bad debt provisions in the first three months of 2004 which resulted in a credit for that period.

(C)	SLOVAK REPUBLIC

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Slovak Republic Net Revenues	12,644	11,895	749
Slovak Republic Segment EBITDA	2,170	1,331	839
Slovak Republic Segment EBITDA Margin	17%	11%	6%

Market Background: During 2004, the television advertising market grew approximately 11% in local currency. Measured in US dollars, the 2004 advertising market grew approximately 20% with the difference to local currency growth being due to the weakening of the US dollar in the period. The market is expected to show local currency growth of between 3% and 7% in 2005.

MARKIZA TV is the leading channel in the Slovak Republic with a national all-day audience share for the first quarter of 2005 of 34%. The major competitor is the state-owned channel STV1, with a national all-day audience share of 21%. The national all-day audience share of TV JOJ, the only other significant privately owned channel was 12%.

•
Net Revenues for the first three months of 2005 increased by 6% compared to the first three months of 2004. This is due to the weakening of the US dollar compared to the Slovak koruna. In local currency terms, net revenues were 5% lower than the first three months of last year due to advertisers spending less of their annual budget in the first quarter.

•
Slovak Republic Segment EBITDA for the first three months of 2005 increased by 63% compared to the first three months of 2004. This is partially due to the weakening of the US dollar compared to the Slovak koruna and also due to lower syndication costs as a result of the launch of a new locally produced reality show in March. In local currency, EBITDA increased by 45% compared to the first three months in 2004.

(D)	SLOVENIA

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Slovenian Net Revenues	9,933	9,657	276
Slovenian Segment EBITDA	2,680	3,927	(1,247)
Slovenian Segment EBITDA Margin	27%	41%	(14)%

Market Background: During 2004 the television advertising market grew by approximately 9% in local currency and 21% in Euros. Slovenia acceded to the EU in May 2004 and the majority of sales are Euro-denominated. Measured in US dollars, the television advertising market grew by an estimated 10% in 2004, with the difference in growth due to the weakening of the US dollar in the period. The TV advertising market is expected to show single digit growth in 2005.

Our channels POP TV and KANAL A were ranked first and fourth (of four stations ranked) in the market based on national all-day audience shares of 27% and 9%, respectively, during the first quarter of 2005. The main competitors are state broadcasters SLO1 and SLO2, with national all-day audience shares of 26% and 12%, respectively, during the same period.

•
Net Revenues for the first three months of 2005 increased by 3% compared to the first three months of 2004. This is due to a weakening of the US dollar compared to the Euro (the majority of Slovenian revenues are denominated in Euros). In Euros, net revenues decreased by 3% in the first three months of 2005 compared with the same period in 2004 due to advertisers spending less of their annual budget in the first quarter.

•
Slovenian Segment EBITDA for the first three months of 2005 decreased by 32% compared to the first three months of 2004. The primary reasons were the introduction of new employment law that has resulted in significantly higher social insurance costs for employers and higher transmission costs. Salary costs are US$ 0.5 million higher for the first three months of 2005. In addition, transmission costs in the period were US$ 0.6 million higher than the same period in 2004 and a US$ 0.4 million provision write back in 2004 resulted in broadcasting costs of less than US$ 0.1 million for the first three months of 2004.

(E)	UKRAINE

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Ukrainian Net Revenues	14,360	12,106	2,254
Ukrainian Segment EBITDA	2,348	4,357	(2,009)
Ukrainian Segment EBITDA Margin	16%	36%	(20)%

Market Background: During 2004 the television advertising market, where sales are denominated primarily in US dollars, showed growth of approximately 24% and it is expected that the television advertising market will continue to grow between 15% and 25% during 2005.

Following the award of a license for nine additional broadcasting hours in July 2004, Studio 1+1 increased its broadcasting time from 15 to 24 hours per day in September 2004. STUDIO 1+1 was ranked second based on a national all-day audience share of 21% for the first quarter of 2005. The main competitors of Studio 1+1 are two privately owned channels: Inter, with a national all-day audience share of 25%, and Novi Kanal, with 9%. STUDIO 1+1's prime time audience share during the first quarter of 2005 was 24% compared to Inter's 31%.

•
Net Revenues for the first three months of 2005 increased by 19% compared to the first three months of 2004 as a result of increased advertising sales resulting from broadcasting a 24-hour schedule following the award of a nine-hour license in July 2004.

•
Ukrainian Segment EBITDA for the first three months of 2005 decreased by 46% compared to the first three months of 2004 due to increased programming and transmission costs resulting from acquiring additional programming for the 24-hour schedule and a renewal of transmission distribution contracts. Programming costs were US$ 2.5 million higher than last year and transmission costs were US$ 1.0 higher than budget. Additionally overhead costs were US$ 0.4 million higher than the first three months of 2004 mainly due to a reversal of previously provided debtors provisions in the first three months of 2004. No such reversal occurred in the three months to March 2005, consequently the charge for bad debts was US$ 0.2 million higher.

The first three months of 2004 were particularly successful for Studio 1+1 in terms of revenues due to advertisers spending a greater portion of their advertising budget in the first quarter of 2004 and to the station introducing prime time Russian series to the market which generated significant ratings. This advantage has since dissipated with other channels introducing similar formats.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the first three months of 2005 and 2004 are as follows:

	For the Three Months Ended March 31,
	(US$ 000's)
	2005	2004
Production expenses	$8,823	$5,778
Program amortization	13,499	7,835
Cost of programming	$22,322	$13,613

The amortization of acquired programming for each of our consolidated operations and for the Slovak Republic (MARKIZA TV) for the first three months of 2005 and 2004 is set out in the table below. For comparison the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming by our operations in Croatia, Romania, Slovenia and Ukraine is reflected within net cash provided by/(used in) continuing operating activities in our consolidated statement of cash flows.

	For the Three Months Ended March 31,
	(US$ 000's)
	2005	2004
Program amortization:
Croatia (NOVA TV)	$3,851	$-
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	3,872	3,156
Slovenia (POP TV and KANAL A)	1,168	1,458
Ukraine (STUDIO 1+1)	4,608	3,221
	13,499	7,835
Slovak Republic (MARKIZA TV)	1,381	2,393
	$14,880	$10,228

Cash paid for programming:
Croatia (NOVA TV)	$2,957	$-
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	8,569	6,196
Slovenia (POP TV and KANAL A)	1,271	1,225
Ukraine (STUDIO 1+1)	3,226	4,821
	16,023	12,242
Slovak Republic (MARKIZA TV)	3,002	2,068
	$19,025	$14,310

IV.	Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the first three months of 2005 compared to the first three months of 2004

	Consolidated Net Revenues
	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Croatia	$4,955	$-	$4,955
Romania	19,056	14,085	4,971
Slovenia	9,933	9,657	276
Ukraine	14,360	12,106	2,254
Total Consolidated Net Revenues	$48,304	$35,848	$12,456

In local currency terms, and excluding Croatia, net revenues increased 8% for the first three months of 2005 compared to the same period in 2004. Measured in US dollars, our consolidated net revenues increased by 35% for the first three months of 2005 compared to the first three months of 2004 due to:

•	US$ 5.0 million of net revenues from our Croatian operations following the acquisition in July 2004 as described in "II. Analysis of Segment Results";

•	A 35% increase in the net revenues of our Romanian operations as described in "III. Analysis of Segment Results";

•	A 3% increase in the net revenues of our Slovenian operations as described in “III. Analysis of Segment Results"; and

•	A 19% increase in the net revenues of our Ukrainian operations as described in "III. Analysis of Segment Results".

IV (b) Station Operating Costs and Expenses for the first three months of 2005 compared to the first three months of 2004

	Consolidated Station Operating Costs and Expenses
	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Croatia	$7,476	$-	$7,476
Romania	11,348	9,100	2,248
Slovenia	6,509	5,270	1,239
Ukraine	10,487	6,776	3,711
Total Consolidated Station Operating Costs and Expenses	$35,820	$21,146	$14,674

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 69% in the first three months of 2005 compared to the first three months of 2004 primarily due to:

•	US$ 7.5 million of station operating costs from our Croatian operations, which were acquired in July 2004;

•
A 25% increase in the station operating costs and expenses of our Romanian operations due to an increased investment in local production and increasing costs of acquired programming rights resulting in higher programming amortization. Staff costs also increased by 21% due to the appreciation of local currency against the US dollar;

•
A 24% increase in operating costs and expenses in our Slovenian operation primarily due to the introduction of new employment law that has resulted in significantly higher social insurance costs for employers and to higher transmission costs. Salary costs are therefore US$ 0.5 million higher for the first three months of 2005. Transmission costs in the period were US$ 0.6 million higher than the same period in 2004 and a US$ 0.4 million provision write back in 2004 resulted in broadcasting costs of less than US$ 0.1 million in the first three months of 2004;

•
A 55% increase in the station operating costs and expenses of our Ukrainian operations. This is primarily due to increased programming acquisition costs associated with broadcasting a 24-hour schedule following the award of a nine-hour license in July 2004.

IV (c) Station Selling, General and Administrative Expenses for the first three months of 2005 compared to the first three months of 2004

	Consolidated Station Selling, General and Administrative Expenses
	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Croatia	$1,521	$-	$1,521
Romania	2,307	1,420	887
Slovenia	1,204	885	319
Ukraine	1,896	1,257	639
Total Consolidated Station Selling, General and Administrative Expenses	$6,928	$3,562	$3,366

Station selling, general and administrative expenses increased by 94% in the first three months of 2005 compared to the first three months of 2004 primarily due to:

•	US$ 1.5 million of selling, general and administrative expenses from the inclusion of our Croatian operations which were acquired in July 2004;

•
A 62% increase in the station selling, general and administrative expenses of our Romanian operations due to increases across all cost categories particularly bad debts. Bad debt provisions were US$ 0.5 million higher in the three months to March 2005 than the same period last year. This is partially due to a reversal of bad debt provisions in the first three months of 2004 which resulted in a credit for that period;

•
A 36% increase in the station selling, general and administrative expenses of our Slovenian operations due to increases across all cost categories, most notably marketing and repairs and maintenance; and

•
A 51% increase in the station selling, general and administrative expenses of our Ukrainian operations due to increases across all cost categories, most notably office overheads and bad debt provisions. The increase in bad debt provisions is due to a reversal of previously provided debtors provisions in the first three months of 2004. No such reversal occurred in the first three months of 2005.

IV (d) Consolidated results excluding net revenues, station operating costs and expenses and station selling, general and administrative expenses for the first three months of 2005 compared to the first three months of 2004

	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Corporate operating costs (including non-cash stock based compensation)	7,731	5,118	2,613
Amortization of intangibles	77	-	77
Interest income	1,079	1,454	(375)
Interest expense	(307)	(218)	(89)
Foreign currency exchange loss, net	(729)	(633)	(96)
Other expense	(4,001)	(771)	(3,230)
Provision for income taxes	(2,341)	(1,170)	(1,171)
Minority interest in income of consolidated subsidiaries	(577)	(78)	(499)
Equity in income of unconsolidated affiliates	834	895	(61)
Discontinued operations	345	(330)	675

Corporate operating costs for the first three months of 2005 increased by US$ 2.6 million compared to the first three months of 2004 as detailed below;

	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Corporate operating costs	$4,630	$3,233	$1,397
Non-cash stock based compensation	3,101	1,885	1,216
Corporate operating costs (including non-cash stock based compensation)	$7,731	$5,118	$2,613

For the first three months of 2005, corporate operating costs (excluding stock-based compensation) increased by US$ 1.4 million compared to the first three months of 2004 (including US$ 0.5 million relating to the impending financing of our Czech acquisition) primarily due to increases in salary and related costs as a result of a higher number of corporate staff; Sarbanes-Oxley and other professional fees; Directors’ and Officers’ insurance premiums and the adverse effect of the US dollar weakening by 4% against the British Pound, the currency in which approximately 60% of corporate expenses are denominated.

Stock-based compensation for the first three months of 2005 increased by US$ 1.2 million compared to the first three months of 2004 principally as a result of the effect of the increase in the price of our stock as it relates to our stock-based compensation variable and fixed plans. (For further discussion, see Part I, Note 9, “Stock-based Compensation”).

Interest expense increased by US$ 0.1 million for the first three months of 2005 compared to the first three months of 2004 primarily as a result of interest expense of our Croatian operations which we acquired on July 16, 2004 and therefore are not included in the comparatives.

Interest income decreased by US$ 0.4 million for the first three months of 2005 compared to the first three months of 2004 primarily as a result of a reduction in our year on year cash balance.

Foreign currency loss increased by US$ 0.1 million for the first three months of 2005 compared to the first three months of 2004 primarily as a result of the Euro strengthening by 4% against the US dollar in the period.

Other expense for the first three months of 2005 increased by US$ 3.2 million compared to the first three months of 2004 primarily as a result of the commitment fees of US$ 3.4 million relating to alternative financing for the TV Nova (Czech Republic) acquisition.

Provision for income taxes: Provision for income taxes was US$ 2.3 million for the first three months of 2005 compared to US$ 1.2 million for the first three months of 2004. The increase is primarily as a result of a lower effective tax rate in the three months ended March 31, 2004 compared to the three months ended March 31, 2005, in part due to the utilization of previously incurred losses.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 0.6 million for the first three months of both 2005 compared to US$ 0.1 million for the first three months of 2004.

Equity in income of unconsolidated affiliates: As explained in Part I, Item 1, “Business” of our December 31, 2004 Form 10-K filed with the SEC on March 15, 2005, as amended by our Form 10/K-A filed on April 1, 2005, some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income of unconsolidated affiliates for the first three months of 2005 decreased by US$ 0.1 million compared to the first three months of 2004 as detailed below:

	For the Three Months Ended March 31, (US $000's)
	2005	2004	Movement
Slovak Republic operations	$908	$731	$177
Romanian operations	(74)	164	(238)
Equity in income of unconsolidated affiliates	$834	$895	$(61)

Discontinued operations: The amounts charged to the consolidated income statement in respect of our withdrawal from our Czech operations in 2003. (For further information, see the Dutch tax paragraph in Note 11, “Commitments and Contingencies”).

V.	Liquidity and Capital Resources

Summary

As at March 31, 2005, we had US$ 144.1 million of unrestricted cash and cash equivalents compared to US$ 152.6 million as at December 31, 2004. The principal reasons for the decrease of US$ 8.5 million are as follows:

•	A US$ 5.0 million payment in connection with the 2% increase in our holding of our Romanian operations (for further information, see Item 1, Note 4, "Acquisitions and Disposals"); and

•	Payments of US$ 2.3 million in connection with acquisition costs.

Contractual Cash Obligations

Our future contractual obligations as of March 31, 2005 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$19,078	$10,346	$4,947	$3,477	$308
Capital Lease Obligations	7,941	1,988	1,096	1,008	3,849
Operating Leases	6,998	2,144	3,039	1,428	387
Unconditional Purchase Obligations	19,082	18,608	370	104	-
Other Long-Term Obligations	7,902	2,705	4,169	1,028	-
Total Contractual Obligations	$61,001	$35,791	$13,621	$7,045	$4,544

At March 31, 2005, we had the following debt:

(1)
A facility of up to Euro 8.0 million (approximately US$ 10.4 million) pursuant to a loan agreement among Pro Plus, Bank Austria Creditanstalt d.d. (“BACA”) and Nova Ljubljanska banka d.d. which matures in February 2009. As at March 31, 2005 Euro 5.8 million (approximately US$ 7.6 million) (December 31, 2004: Euro 6.5 million, approximately US$ 8.8 million) was drawn by our Slovenian operating company under these agreements. This loan bears a variable interest rate of the European Inter-Banking Official Rate (“EURIBOR”) 6 month rate plus 3.0% (EURIBOR - 6 month as at March 31, 2005 was 1.9%). As at March 31, 2005 a rate of 4.9% applied to this loan. This loan facility is secured by the real property, fixed assets and receivables of Pro Plus, which as at March 31, 2005 have a carrying amount of approximately US$ 26 million. Principal payments of Euro 0.7 million (approximately US$ 0.9 million) were made on these loans in 2005.

(2)
A loan of Sk187 million (approximately US$ 6.2 million) (December 31, 2004: Sk187 million, approximately US$ 6.6 million) from our non-consolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter Bank Official Rate (“BRIBOR”) 3 month rate plus 2.2% (BRIBOR - 3 month as at March 31, 2005 was 3.7%). The loan is due to be repaid in full on December 1, 2005. No principal payments were made on this loan in 2005.

(3)
A total of Euro 0.9 million (approximately US$ 1.2 million) was drawn down on three loan agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the EURIBOR 3 month rate plus 2.5%. As at March 31, 2005 a rate of 4.65% applied to these loans. These loan facilities are secured by the real property and fixed assets of OK, which as at March 31, 2005 have a carrying amount of approximately US$ 1.6 million. Principal payments of Euro 0.04 million (approximately US$ 0.1 million) were made on these loans in 2005.

(4)
An amount of Euro 0.02 million (approximately US$ 0.02 million) was drawn down on a fourth loan agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25%.

(5)
Euro 0.2 million (approximately US$ 0.3 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of the EURIBOR 3 month rate plus 3.0%. As at March 31, 2005 a rate of 5.15% applied to this loan. Principal payments of Euro 0.03 million (approximately US$ 0.04 million) were made on these loans in 2005.

In addition to the above, one of our non-consolidated entities had the following loan:

(1)
On July 24, 2002 STS, a 49% owned affiliate, obtained from Vseobecna uverova banka, a.s. ("VUB") a mid-term facility of SKK 100 million (US$ 3.3 million). This facility matures in December 2005, and bears a variable interest rate of the BRIBOR 3 month rate plus 1.7% (BRIBOR - 3 month as at March 31, 2005 was 3.7%) and is secured by a pledge of certain fixed and current assets. The nominal value of receivables under pledge according to the contract is US$ 2.5 million.

As at March 31, 2005, we had programming rights commitments (included within "Unconditional Purchase Obligations" in the chart above) of US$ 18.3 million in respect of future programming which includes contracts signed with license periods starting after March 31, 2005 (December 31, 2004: US$ 18.1 million).

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities (see Part I, Item 1, “Notes to the Consolidated Financial Statements”).

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

As at March 31, 2005 and December 31, 2004 the operations had the following unsecured balances owing to their respective holding companies:

	As at March 31, 2005	As at December 31, 2004
Country	(US $ 000’s)
Croatia	$19,906	$11,087
Romania	35,874	37,109
Slovak Republic	88	-
Slovenia	132	1,590
Ukraine	11,241	13,459
Total	$67,241	$63,245

Prior to making investments in associated companies, borrowing or repayment of third party overdraft or debt, or payments to corporate in excess of current year recharges, our continuing consolidated operating stations utilized cash of US$ 0.04 million during the first three months of 2005 compared to generating cash of US$ 6.4 million in the first three months of 2004. STS, our equity accounted affiliate, generated cash of US$ 6.3 million the first three months of 2005 compared to US$ 3.7 million for the first three months of 2004.

Cash Outlook

Our future cash needs will depend on our overall financial performance, our ability to service the indebtedness incurred under the offering of Euro 370 million (US$ 479 million) in senior notes as well as any future investment and development decisions. We believe that, taken together, our current cash balances, internally generated cash flow, including from the TV Nova (Czech Republic) operations, and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

Following the registration of petitions by Mr. Krsak with the relevant courts of the Czech Republic to withdraw his claims against the TV Nova (Czech Republic) Group, we will be in a position to complete the Krsak Agreement. We will use our cash balances to fund this purchase, which we expect to occur by the third quarter of 2005.

We have a call right on the remaining 15% interest in the TV Nova (Czech Republic) Group held by PPF that is exercisable at any time. The call price is capped and will not exceed 25% of the purchase price for the TV Nova (Czech Republic) Group, subject to certain adjustments and other terms. It is estimated that the call price will be approximately US$ 205 million. Assuming a successful completion of the Krsak Agreement, we expect to exercise this call option by the fourth quarter of 2005. For the exercise of our call option on the remaining interest of PPF in the TV Nova (Czech Republic) Group we will utilize corporate cash resources obtained from the issuance of 5.4 million shares of our Class A Common Stock in a publicly registered offering.

We are also planning on further investment in our Croatian operations, which were acquired in July 2004. We anticipate that we can increase our audience share by acquiring higher quality programming and making additional strategic investments in local productions as well as by limited capital investment in order to extend our technical reach. We expect the financing requirement to be in excess of US$ 15 million during 2005.

The issuance of the Euro 370 million (US$ 479 million) of senior notes for the acquisition of the TV Nova (Czech Republic) Group has increased our leverage and we have significant debt service obligations in respect of the senior notes (for further information, see Note 13 "Subsequent Events"). In addition, the terms of our indebtedness will restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets. We expect that cash balances, internally generated cash flow, the proceeds of our public equity offering and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 (approximately US$ 5.8 million). The Slovenian authorities have asserted that capital contributions and loans made by us in the years 1995 and 1996 to Pro Plus should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovenian tax authorities approved the cash capital contributions for 1995 and 1996. This has reduced the assessment to SIT 636,800,000 (approximately US$ 3.4 million). The Administrative Court of Ljubljana has issued an injunction to prevent the tax authorities from demanding payment until a hearing on the matter has been concluded. There is currently no date set for this hearing. We do not hold a provision in our financial statements in relation to this legal action.

Off-Balance Sheet Arrangements

None.

VI.	Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our 10-K filed with the SEC on March 15, 2005 as amended by our Form 10-K/A filed with the SEC on April 1, 2005. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our critical accounting policies are as follows: Program Rights Costs, Valuation of Intangible Assets, Bad Debt Provision and Deferred Tax. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no significant changes in our critical accounting policies since December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We engage in activities that expose us to various market risks, including the effects of changes in foreign currency exchange rates and interest rates. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At March 31, 2005 we held no foreign exchange contracts.

Interest Rate Risk Management

As at March 31, 2005 we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR and BRIBOR. A significant rise in either the EURIBOR or BRIBOR base rate of either would not have an adverse effect on our business and results of operations. As at March 31, 2004 we had two tranches of debt which were maintained with a variable interest rate.

Interest Rate Table as at March 31, 2005

Expected Maturity Dates	2005	2006	2007	2008	Thereafter

Total Debt in Euros 000's
Fixed Rate	-	-	17	-	-
Average Interest Rate	-	-	7.25%	-	-
Variable Rate	-	302	-	-	6,674
Average Interest Rate	-	5.02%	-	-	4.88%

Total Debt in Sk 000's
Fixed Rate	-	-	-	-	-
Average Interest Rate	-	-	-	-	-
Variable Rate	187,000	-	-	-	-
Average Interest Rate	5.86%	-	-	-	-

Variable Interest Rate Sensitivity as at March 31, 2005

			Yearly interest charge if interest rates increase by (US$000s):
Value of Debt as at March 31, 2005 (US$ 000's)	Interest Rate as at March 31, 2005	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
9,032 (Euro 7.0 million)	4.88%	441	531	622	712	802	893
6,245 (Sk 187 million)	5.86%	366	428	491	553	616	678
Total		$807	$959	$1,113	$1,265	$1,418	$1,571

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

In the first quarter of 2005 we have implemented a structured review process, which is ongoing, of the application of generally accepted accounting principles referred to in Item 9A, “Controls and Procedures” of our December 31, 2004 Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2005 as amended by our Form 10-K/A filed with the SEC on April 1, 2005. In conjunction with this we have also engaged a Registered Public Accounting firm to provide technical assistance in regard to the application of generally accepted accounting principles. There were no other changes in our internal controls over financial reporting that occurred in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

GENERAL

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

We present below a summary of our more significant proceedings by country, including operations in the Czech Republic, which we acquired on May 2, 2005.

CROATIA

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53 million (approximately US$ 9.4 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated NOVA TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of NOVA TV (Croatia). On December 31, 2003, Global Communications entered into a agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought suit in order to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68 million (approximately US$ 12.1 million), claiming that AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. We do not believe that these counterclaims will prevail.

ROMANIA

There are no significant outstanding legal actions that relate to our business in Romania.

SLOVENIA

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Slovenia BV. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.2 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.1 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We believe Mrs. Meglic’s claim is without merit and will continue to defend the claim. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at March 31, 2005.

SLOVAK REPUBLIC

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

UKRAINE

In July 2004, AITI launched proceedings against the Ukraine Media Council and Studio 1+1 to challenge the award of the additional nine-hour license to Studio 1+1. In September 2004, the Economic Court of Kiev dismissed this claim. AITI appealed to the Court of Appeal, which also found in favor of the Ukraine Media Council and Studio 1+1. AITI appealed to the more senior Court of Cassation, which also rejected the claim at a hearing dated January 11, 2005. AITI lodged a request to appeal to the Supreme Court of Ukraine on February 18, 2005. The Supreme Court rejected the appeal on March 17, 2005 and no further appeals in this matter are possible.

CZECH REPUBLIC

Following our completion of the TV Nova (Czech Republic) acquisition, we own an 85% interest in CP 2000, which provides certain services in respect of programming, production and the sale of advertising on behalf of the TV NOVA channel, and an 85% interest in Vilja. Vilja holds 52.075% of CET 21, which holds the TV NOVA license. On February 24, 2005 we entered into the Krsak Agreement to settle outstanding claims of Mr. Krsak against the TV Nova (Czech Republic) Group and to acquire his entire interest in CET 21. At the completion of the transaction contemplated by the Krsak Agreement, we will own a direct 16.67% interest in CET 21.

Companies within the TV Nova (Czech Republic) Group are party to litigation from time to time. Certain material proceedings in respect of the TV Nova (Czech Republic) Group are described below. We have not been party to any of these proceedings prior to the completion of our acquisition of the TV Nova (Czech Republic) Group.

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

Subject to the satisfaction of a certain conditions, the Krsak Agreement provides that Mr. Krsak will file petitions to withdraw all of his claims in respect of the TV Nova (Czech Republic) Group. The conditions relating to the consents of the Czech Media Council and of the general meeting of shareholders of CET 21 to the transfer of his interest in CET 21 to us were satisfied in April 2005. Mr. Krsak will now be required to deliver petitions to withdraw all claims then existing in front of any relevant court. Such petitions will have to have been registered by any such court in advance of his receiving any payment for his ownership interest in CET 21 from us.

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

CET 21 adopted a shareholder resolution by written consent on January 5, 2004 to approve the transfer of the 1.25% interest of CEDC in CET 21 to PPF. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on February 3, 2004 to declare this shareholders resolution invalid. No hearing has been scheduled on this matter.

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

Other Claims

On January 25, 2005, Mr. Krsak filed an action on his own behalf and on behalf of CET 21 against twenty-five parties, including PPF and its affiliates, CP 2000, Vilja, and certain former and current members of management. In his filing, Mr. Krsak is claiming damages to himself in the amount of approximately CZK 1.25 billion (approximately US$ 56.0 million) and on behalf of CET 21 in the amount of approximately CZK 7.5 billion (approximately US$ 335.9 million). The substance of this claim is that various entities and persons controlling CET 21 caused CET 21 damage by entering into agreements on disadvantageous terms with service companies related to such controlling person, (such as CP 2000 and Mag Media ).

The Krsak Agreement provides for the withdrawal by Mr. Krsak of these claims. Following the execution of the Krsak Agreement, Mr. Krsak and the relevant counterparty of the TV Nova (Czech Republic) Group have agreed to suspend any hearings that have arisen in respect of such claims.

Item 6.  Exhibits.

a)	The following exhibits are attached:

10.38	TV Nova Group Agreement, dated May 2, 2005
10.39	Subscription Agreement, dated May 2, 2005
10.40	Registration Rights Agreement, dated May 2, 2005
10.41	Deed of Guarantee PPF a.s., dated May 2, 2005
10.42	Deed of Guarantee PPF N.V., dated May 2, 2005
10.43	Indenture, dated May 5, 2005
10.44	Purchase Agreement, dated April 29, 2005
10.45	Underwriting Agreement, dated April 28, 2005

31.01	Sarbanes-Oxley Certification s.302 CEO, dated May 10, 2005
31.02	Sarbanes-Oxley Certification s.302 CFO, dated May 10, 2005
32.01	Sarbanes-Oxley Certification - CEO and CFO, dated May 10, 2005 (furnished only)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	/s/ Michael Garin
Michael Garin Chief Executive Officer (Duly Authorized Officer)

Date: May 10, 2005	/s/ Wallace Macmillan
Wallace Macmillan Vice President - Finance (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

10.38	TV Nova Group Agreement, dated May 2, 2005
10.39	Subscription Agreement, dated May 2, 2005
10.40	Registration Rights Agreement, dated May 2, 2005
10.41	Deed of Guarantee PPF a.s., dated May 2, 2005
10.42	Deed of Guarantee PPF N.V., dated May 2, 2005
10.43	Indenture, dated May 5, 2005
10.44	Purchase Agreement, dated April 29, 2005
10.45	Underwriting Agreement, dated April 28, 2005

31.01	Sarbanes-Oxley Certification s.302 CEO, dated May 10, 2005
31.02	Sarbanes-Oxley Certification s.302 CFO, dated May 10, 2005
32.01	Sarbanes-Oxley Certification - CEO and CFO, dated May 10, 2005 (furnished only)