Form 10-Q
period 2005-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2005-11-03
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Class A Common Stock, par value $0.08	30,629,134
Class B Common Stock, par value $0.08	7,334,768

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2005

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$000s, except share and per share data)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$100,375	$152,568
Restricted cash (Note 4)	34,115	15,574
Accounts receivable (net of allowances of $8,612, $6,140, respectively)	76,099	45,170
Other receivables (Note 5)	-	18,368
Program rights	30,337	22,055
Loans to related parties	950	300
Other current assets (Note 8)	46,155	11,014
Total Current Assets	288,031	265,049
Non-Current Assets
Loans to related parties	2,008	2,525
Investments in associated companies	29,372	28,558
Acquisition costs (Note 17)	-	10,770
Property, plant and equipment (net of depreciation of $109,364, $63,882, respectively)	57,009	31,548
Program rights	45,855	18,299
Goodwill (Note 7)	763,882	59,092
Other intangibles (Note 7)	204,557	27,331
Other Non-current assets (Note 8)	16,448	1,467
Total Non-Current Assets	1,119,131	179,590
Total Assets	$1,407,162	$444,639

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$000s, except share and per share data)
(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note 9)	$107,360	$67,042
Duties and other taxes payable	26,917	20,243
Income taxes payable	13,886	4,658
Credit facilities and obligations under capital leases	18,146	10,472
Settlement liability (Note 10)	1,060	-
Deferred consideration - Croatia (Note 5)	3,671	6,384
Deferred consideration - Czech Republic (Note 5)	24,453	-
Deferred tax	1,047	946
Total Current Liabilities	196,540	109,745
Non-Current Liabilities
Accounts payable and accrued liabilities (Note 9)	5,289	734
Credit facilities and obligations under capital leases	4,944	8,898
Settlement liability (Note 10)	50,475	-
Euro 245.0 million 8.25% Senior Notes due 2012 (Note 11)	295,395	-
Euro 125.0 million floating rate Senior Notes due 2012 (Note 11)	150,711	-
Income taxes payable	5,500	3,120
Provision for losses in investments in associated companies	161	-
Deferred tax	45,702	6,213
Total Non-Current Liabilities	558,177	18,965
Minority interests in consolidated subsidiaries	8,425	4,861
SHAREHOLDERS' EQUITY:
Class A Common Stock, $0.08 par value:
Authorized: 100,000,000 shares at September 30, 2005 and December 31, 2004; issued and outstanding: 30,629,134 at September 30, 2005 and 21,049,400 at December 31, 2004	2,450	1,684
Class B Common Stock, $0.08 par value:
Authorized: 15,000,000 shares at September 30, 2005 and December 31, 2004; issued and outstanding: 7,334,768 at September 30, 2005 and December 31, 2004	587	587
Preferred Stock, $0.08 par value:
Authorized 5,000,000 shares at September 30, 2005 and December 31, 2004; issued and outstanding: none at September 30, 2005 and December 31, 2004
Additional paid-in capital	745,349	387,305
Retained earnings/(accumulated deficit)	(79,572)	(87,468)
Accumulated other comprehensive (loss)/income	(24,794)	8,960
Total shareholders' equity	644,020	311,068
Total liabilities and shareholders' equity	$1,407,162	$444,639

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(US$000s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$87,067	$36,543	$248,480	$117,277
Operating costs	15,331	9,055	44,733	22,464
Cost of programming	40,470	17,266	94,873	46,829
Depreciation of station fixed assets and other intangibles	8,908	2,080	15,903	4,940
Total station operating costs and expenses	64,709	28,401	155,509	74,233
Station selling, general and administrative expenses	12,766	6,676	32,256	14,560
Corporate operating costs (including non-cash stock-based compensation (see Note 15) of $ 0.6 million and $ 2.7 million for the three months ended September 30, 2005 and 2004, respectively and $ 2.3 million and $ 7.0 million for the nine months ended September 30, 2005 and 2004, respectively)	4,800	8,202	15,982	20,426
Impairment charge (Note 6)	-	-	35,331	-
Operating income/(loss)	4,792	(6,736)	9,402	8,058
Interest income	1,716	960	3,354	3,200
Interest expense	(11,574)	(599)	(18,305)	(1,484)
Foreign currency exchange gain/(loss), net	856	1,133	30,286	(789)
Other expense	(840)	(159)	(4,529)	(940)
Income/(loss) before provision for income taxes, minority interest, equity in income/(loss) of unconsolidated affiliates and discontinued operations	(5,050)	(5,401)	20,208	8,045
Provision for income taxes	(2,206)	(1,120)	(8,112)	(8,059)
Income/(loss) before minority interest, equity in income/(loss) of unconsolidated affiliates and discontinued operations	(7,256)	(6,521)	12,096	(14)
Minority interest in income/(loss) of consolidated subsidiaries	1,037	(153)	(3,644)	(610)
Equity in income/(loss) of unconsolidated affiliates	(63)	84	4,820	5,283
Net income/(loss) from continuing operations	(6,282)	(6,590)	13,272	4,659
Discontinued operations - Czech Republic:
Pre-tax income from discontinued operations	-	107	164	62
Tax on disposal of discontinued operations	(3,332)	836	(5,540)	836
Net income/(loss) from discontinued operations	(3,332)	943	(5,376)	898
Net income/(loss)	$(9,614)	$(5,647)	$7,896	$5,557

 The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(US$ 000's, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

PER SHARE DATA:
Net income per share (Note 14)
Continuing operations - Basic (1)	$(0.16)	$(0.23)	$0.40	$0.17
Continuing operations - Diluted (1)	$(0.16)	$(0.23)	$0.39	$0.16
Discontinued operations - Basic	$(0.09)	$0.03	$(0.16)	$0.03
Discontinued operations - Diluted	$(0.09)	$0.03	$(0.16)	$0.03
Net income - Basic (1)	$(0.25)	$(0.20)	$0.24	$0.20
Net income - Diluted (1)	$(0.25)	$(0.20)	$0.23	$0.19

Weighted average common shares used in computing per share amounts (000s):
Continuing operations - Basic (as restated) (1)	37,883	28,167	33,549	27,705
Continuing operations - Diluted (as restated) (1)	37,883	28,167	34,378	29,021
Discontinued operations - Basic (as restated) (1)	37,883	28,167	33,549	27,705
Discontinued operations - Diluted (as restated) (1)	37,883	28,167	34,378	29,021
Net income - Basic (as restated) (1)	37,883	28,167	33,549	27,705
Net income - Diluted (as restated) (1)	37,883	28,167	34,378	29,021

(1) See Note 14, “Earnings Per Share”.

 The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Comprehensive Income/(loss)	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, December 31, 2004		$1,684	$587	$387,305	$(87,468)	$8,960	$311,068
Stock-based compensation				2,298			2,298
New stock issued		712		350,775			351,487
Stock options exercised		54		4,971			5,025
Comprehensive income/(loss):
Net income	$7,896				7,896		7,896
Other comprehensive income/(loss):
Cumulative translation adjustments	(33,754)					(33,754)	(33,754)
Comprehensive loss	$(25,858)
BALANCE, September 30, 2005		$2,450	$587	$745,349	$(79,572)	$(24,794)	$644,020

 The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,896	$5,557
Adjustments to reconcile net income to net cash used in operating activities:
(Income)/loss from discontinued operations	5,376	(898)
Equity in income, net of dividends received	(655)	(1,048)
Depreciation and amortization	64,538	33,045
Impairment charge	35,331	-
Interest receivable	(132)	(863)
Loss on disposal of fixed assets	564	-
Stock-based compensation (Note 15)	2,298	6,963
Minority interest in income of consolidated subsidiaries	3,644	610
Foreign currency exchange (gain)/loss, net	(30,286)	789
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	23,329	5,606
Program rights costs	(69,603)	(34,383)
Other assets	2,759	(4,349)
Advances from affiliates	-	(2,503)
Accounts payable and accrued liabilities	7,958	(3,024)
Change in fair value of derivatives	(643)	-
Short term payables to bank	-	-
Income and other taxes payable	(7,831)	(1,862)
Net cash generated from continuing operating activities	44,543	3,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(19,336)	(9,459)
Acquisition of fixed assets	(17,547)	(9,490)
Proceeds from disposal of fixed assets	124	-
Investments in subsidiaries and affiliates (1)	(30,293)	(36,196)
Acquisition of TV Nova (Czech Republic) Group	(218,053)	-
Loans and advances to related parties	-	400
License costs, other assets and intangibles	-	712
Net cash used in continuing investing activities	(285,105)	(54,033)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash facilities and payments under capital leases	(17,172)	(1,447)
Net proceeds from issuance of Senior Notes	474,292	-
Repayment of notes for acquisition of TV Nova (Czech Republic) Group	(491,703)	-
Repayment of liabilities on acquisition of Galaxie Sport	(3,000)	-
Issuance of stock	235,629	4,127
Dividends paid to minority shareholders	(217)	-
Net cash received from financing activities	197,829	2,680
NET CASH USED IN DISCONTINUED OPERATIONS - OPERATING	(2,000)	(9,606)
NET CASH RECEIVED FROM DISCONTINUED OPERATIONS - INVESTING	-	20,349
IMPACT OF EXCHANGE RATE FLUCTUATIONS ON CASH	(7,460)	(740)
Net decrease in cash and cash equivalents	(52,193)	(37,710)
CASH AND CASH EQUIVALENTS, beginning of period	152,568	192,246
CASH AND CASH EQUIVALENTS, end of period	$100,375	$154,536
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$627	$373
Cash paid for income taxes (net of refunds)	$4,936	$15,552
Exchange of 3.5 million Class A Common Stock (Note 5)	$120,883	$-
Notes taken out for acquisition of TV Nova (Czech Republic) Group (Note 5)	$491,703	$-
Exchange of Other Receivable (Note 5)	$18,541	$-
Purchase of Krsak interest financed with payable	$24,683	$-

(1) For the nine months ended September 30, 2004, Investments in subsidiaries and affiliates excluded non-cash investing activities of US$ 3.4 million relating to our increased investment in our Romanian operations. For further information, see Note 5, "Acquisitions and Disposals".

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

Notes to the Consolidated Financial Statements

September 30, 2005

1.	Basis of Presentation

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national commercial television channels and stations in Central and Eastern Europe. As at September 30, 2005, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

The interim statements for the nine months ended September 30, 2005 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2005 as amended by our Form 10-K/A filed with the SEC on April 1, 2005. In the opinion of management, the interim unaudited financial statements included herein reflect all adjustments necessary, consisting of normal recurring adjustments, for a presentation in conformity with United States Generally Accepted Accounting Principles ("US GAAP"). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

There have been no significant changes in our critical accounting policies since our disclosure in Part II, Item 8, “Financial Statements and Supplementary Data” of our December 31, 2004 Form 10-K filed with the SEC on March 15, 2005, as amended by our Form 10-K/A filed on April 1, 2005, other than the addition of a new critical accounting policy on reporting exchange differences on inter-company foreign currency transactions that have characteristics of a loan with a long-term nature (for further information, see Item 2, VI. “Critical Accounting Policies and Estimates”).

The consolidated financial statements include the accounts of Central European Media Enterprises Ltd. and investments in entities over which we have control. We consolidate the financial statements of entities in which we hold a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” ("FIN 46 (R)"). Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

Certain reclassifications were made to prior period amounts to conform to current period presentation.

We, like other television operators, experience seasonality, with advertising sales tending to be lower during the first and third quarters of each calendar year, particularly during the summer holiday period (typically July and August), and higher during the second and fourth quarters of each calendar year, particularly toward the end of the year.

Index

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		(US$ 000’s, except per share data)
		2005	2004	2005	2004

Net Income/(Loss)	As Reported	$(9,614)	$(5,647)	$7,896	$5,557
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	616	2,710	2,298	6,963
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(625)	(2,764)	(2,352)	(7,124)
Net Income/(Loss)	Pro Forma	$(9,623)	$(5,701)	$7,842	$5,396

Net Income Per Common Share - Basic:	As Reported	$(0.25)	$(0.20)	$0.24	$0.20
	Pro Forma	$(0.25)	$(0.20)	$0.23	$0.19

Net Income Per Common Share -Diluted:	As Reported	$(0.25)	$(0.20)	$0.23	$0.19
	Pro Forma	$(0.25)	$(0.20)	$0.23	$0.19

(1) As restated, for further information, see Note 14, “Earnings Per Share”.

2.	Group Operations

Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market in which we operate, we have ownership interests in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. We generate revenues primarily through our operating companies which acquire programming for broadcast by the corresponding license holding company and enter into agreements with advertisers and advertising agencies on behalf of the respective license company. In the Czech Republic, Romania and Ukraine, the license company also acts as an operating company. Our share of profits in the operating companies corresponds with our voting interest other than in the Slovak Republic and Ukraine, where we are entitled by contract to a share of profits that is in excess of our voting interest. Below is an overview of our operating structure, the accounting treatment for each entity and a chart entitled “Simplified Corporate Ownership Structure - Continuing Operations”.

Index

Key Subsidiaries and Affiliates as at September 30, 2005	Voting Interest	Share of Profits	Accounting Treatment	TV Channels
Continuing Operations

Croatia
Operating Company:
Operativna Kompanija d.o.o. (OK)	100%	100%	Consolidated Subsidiary
License Company:
Nova TV d.d. (Nova TV Croatia)	100%	100%	Consolidated Subsidiary	NOVA TV (Croatia)

Czech Republic
Operating Companies:
Ceska Produkcni 2000 a.s. (CP 2000)	100%	100%	Consolidated Subsidiary
MAG MEDIA 99 a.s. (Mag Media)	100%	100%	Consolidated Subsidiary
License Companies:
CET 21 s.r.o. (CET 21)	96.5%	96.5%	Consolidated Subsidiary	TV NOVA (Czech Republic)
Galaxie Sport s.r.o. (Galaxie Sport)	100%	100%	Consolidated Subsidiary	GALAXIE SPORT

Romania
Operating Companies:
Media Pro International S.A. (MPI)	85%	85%	Consolidated Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Consolidated Subsidiary
License Companies:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	85%	85%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL
Radio Pro S.R.L. - formerly Media Pro S.R.L (Radio Pro)	20%	20%	Equity Accounted Affiliate	PRO FM (radio), INFOPRO

Slovenia
Operating Company:
Produkcija Plus d.o.o. (Pro Plus)	100%	100%	Consolidated Subsidiary
License Companies:
Pop TV d.o.o. (Pop TV)	100%	100%	Consolidated Subsidiary	POP TV
Kanal A d.o.o. (Kanal A)	100%	100%	Consolidated Subsidiary	KANAL A

Index

Key Subsidiaries and Affiliates as at September 30, 2005	Voting Interest	Share of Profits	Accounting Treatment	TV Channels
Continuing Operations

Slovak Republic
Operating Company:
Slovenska Televizna Spolocnost s.r.o. (STS)	49%	70%	Equity Accounted Affiliate
License Company:
Markiza-Slovakia s.r.o. (Markiza)	34%	0.1%	Equity Accounted Affiliate	MARKIZA TV

Ukraine
Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Consolidated Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Consolidated Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Consolidated Subsidiary
License Company:
Broadcasting Company "Studio 1+1" (Studio 1+1)	18%	60%	Consolidated Variable Interest Entity	STUDIO 1+1

Index

Index

Croatia

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia which is up for renewal in April 2010.  Nova TV (Croatia) owns 100% of OK, which provides programming and advertising services for the NOVA TV (Croatia) channel.

Czech Republic

We own 68.745% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) which is up for renewal in 2017. Our voting and economic interest in CET 21 is effectively 96.50% because CET 21 itself holds an undistributed 28.755% interest that is not entitled to voting rights or dividends. We own 100% of CP 2000 and CP 2000 owns 100% of Mag Media. CP 2000 and its subsidiaries provide services related to programming, production and advertising to CET 21.

On September 1, 2005 CP 2000 acquired from PPF (Cyprus) Ltd. 100% of Galaxie Sport s.r.o. for consideration of CZK 49.5 million (approximately US$ 2.1 million at the time of acquisition) and the settlement of shareholder loans of CZK 69.2 million (approximately US$ 3.0 million at the time of acquisition). Galaxie Sport holds a satellite and cable broadcasting license in the Czech and Slovak Republics for the sports cable channel GALAXIE SPORT which expire in 2014. (For further information see Note 5, “Acquisitions and Disposals, Acquisition - Galaxie Sport”).

Romania

Following our purchase of 3% of Pro TV and MPI from our partner and MPI’s general director Adrian Sarbu on July 29, 2005, we have a voting and economic interest of 85% in Pro TV and MPI. Pro TV holds all 27 PRO TV licenses, including a recently awarded license for Constanta, Romania’s third biggest population center and main port. In addition, Pro TV holds the licenses for ACASA, PRO TV INTERNATIONAL and PRO CINEMA. These licenses are up for renewal on various dates from 2006 until 2014.

We have a 70% voting and economic interest in Media Vision, a production and subtitling company.

We have a 20% voting and economic interest in Radio Pro, which holds the licenses for the PRO FM and INFOPRO radio networks.

Slovenia

Following the exercise by Marijan Jurenec, the general director of our Slovenian operations, of his put option and sale of his 3.15% interest in Pro Plus to us on June 24, 2005, we own 100% of Pro Plus, the operating company for our Slovenian operations. Pro Plus has a 100% voting and economic interest in Pop TV, which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network, which are up for renewal in August 2012.

Slovak Republic

We have a 49% voting interest and are entitled to a 70% share of profits in STS, the operating company for the MARKIZA TV network. We have a 34% voting interest in Markiza, the license holding company for the MARKIZA TV network, and are entitled to a 0.1% share of its profits. The Markiza license is up for renewal in September 2007.

Ukraine

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. We hold a 60% ownership and economic interest in each of Innova and IMS. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% voting and economic interest in Studio 1+1, which holds the licenses for the STUDIO 1+1 network. The first of these licenses which covers fifteen hours including prime time is up for renewal in December 2006. The second license for the remaining nine hours is up for renewal in 2014.

Index

Because of regulatory restrictions on direct foreign ownership of broadcasters, our indirect ownership interest in Studio 1+1 is only 18%. We entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our ownership interest in Studio 1+1 to 60%.

3.	Recent Accounting Pronouncements

Stock-based compensation

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on January 1, 2006, and we are continuing to assess its impact on us.

4.	Restricted Cash

Restricted cash as at September 30, 2005 included CZK 0.6 billion (approximately US$ 24.5 million) (December 31, 2004: nil) related to the acquisition of our interest in CET 21 (for further information, see Note 5, "Acquisitions and Disposals"), Euro 3.1 million (approximately US$ 3.7 million) (December 31, 2004: Euro 7.6 million, approximately US$ 10.3 million) related to our acquisition of Nova TV (Croatia) (for further information, see Note 5, "Acquisitions and Disposals") and US$ 5.2 million (December 31, 2004: US$ 5.1 million) related to our self insurance program for directors' and officers' liability insurance.

5.	Acquisitions and Disposals

Czech Republic

Acquisition - TV Nova

On May 2, 2005, we acquired an 85% interest in the TV Nova (Czech Republic) Group from PPF (Cyprus) Ltd. The TV Nova (Czech Republic) Group is a group of companies that own and operate the TV NOVA channel in the Czech Republic, including Ceska Produkcni 2000 (''CP 2000''), Mag Media and CET 21. Consideration for this acquisition was approximately US$ 630.3 million, including the incurrence of $ 492 million of indebtedness to PPF (which was repaid in cash on May 5, 2005), the issuance of 3,500,000 unregistered shares of our Class A common stock and forgiveness of a US$ 18.4 million balance categorized as “Other Receivable” in our consolidated balance sheet as at December 31, 2004. The final purchase price was reduced by US$ 0.7 million following a post-completion audit for changes in the level of working capital and indebtedness from the time we entered into a framework agreement with PPF on December 13, 2004 to May 2, 2005.

On May 27, 2005, we acquired from Peter Krsak his 16.67% interest in CET 21, which holds the national terrestrial broadcast license for TV NOVA in the Czech Republic, for CZK 1.2 billion (approximately US$ 49 million at the date of acquisition). The purchase price was payable in two installments: one half of the consideration was paid on May 27, 2005 and the second installment of CZK 0.6 billion (approximately US$ 24.5 million) will be paid on the earlier of July 15, 2006 or the date on which we are registered with the Czech commercial register as the owner of 16.67% of CET 21. This installment is classified in our consolidated balance sheet as restricted cash and deferred consideration as at September 30, 2005.

Index

Following the exercise of our call option, we acquired from PPF its remaining 15% interest in the TV Nova (Czech Republic) Group for cash consideration of approximately US$ 216.4 million on May 31, 2005.

As a result of these transactions, we have acquired a 100% interest in CP 2000, which provides services related to programming, production and advertising for TV NOVA (Czech Republic) and a 100% interest in Vilja a.s., which owns a 52.075% interest in CET 21. When this interest is aggregated with the purchase of the Krsak interest, we own 68.745% of CET 21. Our voting and economic interest in CET 21 is 96.50% because CET 21 itself holds an undistributed 28.755% interest that is not entitled to voting rights or dividends.

The remaining minority interests in CET 21 are currently held by Ceska Sporitelna a.s. (1.25%) and CEDC GmbH (1.25%). Subject to the consent of the Czech Media Council, the interests of Ceska Sporitelna and CEDC will be transferred to the TV Nova (Czech Republic) Group for nominal consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values were obtained from a full third-party valuation.

	Book Value on Acquisition	Fair Value Adjustment	Fair Value on Acquisition
	US$ 000’s
Cash	$35,592	$-	$35,592
Receivables	56,832	-	56,832
Property, plant and equipment	12,977	4,402	17,379
Program library	28,200	1,477	29,677
Intangible assets subject to amortization	19,666	140,559	160,225
Intangible assets not subject to amortization	516	14,250	14,766
Goodwill	-	739,782	739,782
Other assets	20,874	2,345	23,219
Liabilities	(120,817)	(2,605)	(123,422)
Deferred tax liability	(3,276)	(39,118)	(42,394)
Minority interest	(2,200)	-	(2,200)
Total purchase price			$909,456

Total purchase price includes US$ 13.3 million of capitalized acquisition costs.

The intangible assets subject to amortization comprise approximately US$ 10.4 million in customer relationships, which are being amortized over five to fourteen years, and approximately US$ 149.8 million relating to the acquired television broadcast license, which is being amortized over twelve years.

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

Index

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Pro-forma	(US$ 000's, except per share data)
Net revenues	$87,067	$73,117	$330,604	$258,088
Net income/(loss) from continuing operations	$(6,282)	$(7,118)	$29,515	$25,328
Net income/(loss)	$(9,614)	$(6,175)	$24,139	$26,226

Per Share Data:
Net income - Basic	$(0.25)	$(0.17)	$0.64	$0.72
Net income - Diluted	$(0.25)	$(0.17)	$0.63	$0.69

The pro-forma net income for each period presented reflects all costs relating to the Senior Notes issued to finance the acquisition of the TV Nova (Czech Republic) Group and the Krsak interest. The earnings per share calculation reflects the increase in the number of shares issued relating to these acquisitions.

The primary reason for the purchase of the TV Nova (Czech Republic) Group and the main factor that contributed to a purchase price that results in the recognition of goodwill is the opportunity for us to secure a significant broadcasting asset at a favorable valuation. Adding the leading broadcaster of one of the larger Central and East European markets to our portfolio of stations and channels has doubled our size and substantially enhanced our cash-flows, confirming our position as the dominant broadcaster in the region. Ownership of a significant asset such as the TV Nova (Czech Republic) Group creates a solid base for further expansion when opportunities arise.

Acquisition - Galaxie Sport

On September 1, 2005, CP 2000 acquired from PPF (Cyprus) Ltd. 100% of Galaxie Sport s.r.o. for consideration of CZK 49.5 million (approximately US$ 2.1 million at the time of acquisition) and the settlement of shareholder loans of CZK 69.2 million (approximately US$ 3.0 million at the time of acquisition). Galaxie Sport holds a satellite and cable broadcasting license in the Czech Republic and the Slovak Republic for the sports cable channel GALAXIE SPORT.

We have completed an independent fair value exercise to allocate the purchase price to the acquired assets and liabilities, and have identified separately identifiable intangible assets. In accordance with FAS 141, we allocated US$ 0.4 million to trademarks, which were assigned an indefinite life, and recognized a deferred tax liability arising from this asset. After allocating the purchase price to all acquired assets, liabilities and intangible assets, US$ 3.8 million of goodwill remained.

Romania

Acquisition - MPI and Pro TV

On February 28, 2005, we acquired from Adrian Sarbu an additional 2% voting and economic interest in MPI and Pro TV for aggregate consideration of US$ 5 million. Following this transaction we owned a voting and economic interest in MPI and Pro TV of 82%. The purchase price was agreed by reference to the valuation methodology in a 2003 independent valuation report and was based on a multiple of MPI and Pro TV’s earnings. In accordance with the FAS 141, we allocated US$ 1.2 million to broadcast licenses, US$ 0.9 million to trademarks and US$ 0.2 million to customer relationships. We recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life, while customer relationships were deemed to have a remaining economic useful life of, and are being amortized on a straight-line basis over, seven years. An amount of US$ 2.9 million was recognized as goodwill.

Index

On July 29, 2005, we acquired from Mr. Sarbu an additional 3% voting and economic interest in MPI and Pro TV for aggregate consideration of US$ 15 million. Following this transaction we now hold a voting and economic interest in MPI and Pro TV of 85%. The purchase price was finalized during July 2005 with the assistance of an independent valuation report and was based on a multiple of MPI and Pro TV's future earnings. In accordance with FAS 141, we have allocated US$ 3.0 million to broadcast licenses, US$ 2.8 million to trademarks and US$ 2.3 million to customer relationships. We have recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses have been assigned an indefinite life, while customer relationships are deemed to have a remaining economic useful life of, and are amortized on a straight-line basis over, eight years. An amount of US$ 8.0 million was recognized as goodwill.

Croatia

Acquisition - Nova TV

We acquired 100% of Nova TV (Croatia) and OK in Croatia for Euro 20.3 million (approximately US$ 24.7 million at the time of acquisition) on July 16, 2004. The purchase price is payable in three installments. Euro 15.6 million (approximately US$ 19.0 million at the time of payment) was paid at closing on the basis of an estimated purchase price. Euro 1.7 million (approximately US$ 2.1 million at the time of payment) was paid on February 9, 2005 following the determination of the final purchase price. Approximately Euro 3.1 million (approximately US$ 3.7 million) of the total purchase price is being held in escrow and is classified at September 30, 2005 in our consolidated balance sheet as restricted cash, with a corresponding liability recorded as deferred consideration. This amount will be held in escrow until the date on which any claims by us in excess of such amount relating to breaches of representation and warranty or covenant provisions contained in the acquisition agreement are resolved or settled.

In May 2005, we completed a fair value exercise and allocated the purchase price to the acquired assets and liabilities. This fair value exercise included identifying separately identifiable intangible assets. In accordance with FAS 141, we allocated US$ 18.7 million to broadcast licenses and US$ 7.4 million to trademarks, both of which had been preliminarily allocated to goodwill net of taxes. We recognized a deferred tax liability arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life. After allocating the purchase price to all acquired assets, liabilities and intangible assets, US$ 10.4 million of goodwill remained.

Slovenia

Acquisition - Pro Plus

On June 24, 2005, we acquired from Marijan Jurenec an additional 3.15% interest in Pro Plus for Euro 4.7 million (approximately US$ 5.7 million at the date of acquisition). The purchase price was determined with reference to the put option agreement between Mr. Jurenec and us entered into in January 2003. Following this transaction we own a voting and economic interest in Pro Plus of 100%. In accordance with FAS 141, we have allocated US$ 2.5 million to broadcast licenses and US$ 0.5 million to trademarks. We recognized a corresponding deferred tax liability of US$ 0.7 million on the tax basis difference arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life. An amount of US$ 2.3 million was recognized as goodwill.

6.	Impairment charge

In connection with our on-going review of our Croatian operations and following a strategic assessment of the performance of Nova TV (Croatia), we modified our strategy for Croatia in late June 2005. This new strategy requires higher current expenditures than had been planned prior to the strategic assessment in order to secure our audience and market share targets. At the end of the second quarter of 2005, we performed an analysis of our Croatian business to determine if it was impaired, given that the new strategy results in cash flows that differ significantly from those previously forecast. SFAS 142 “Goodwill and Other Intangible Assets” (“FAS 142”) requires that when such circumstances exist, the carrying value of the intangible assets with indefinite lives are compared to their fair value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured as the excess of the carrying value over the fair value. As a result of our analysis, we recognized an impairment charge of US$ 18.6 million relating to the broadcast license, US$ 7.0 million relating to trademarks and US$ 9.7 million relating to goodwill. Included in provision for income taxes is a US$ 5.1 million credit representing a release of deferred tax relating to the impairment charge on the license and trademark. A further impairment charge relating to other Long-Lived assets was not deemed necessary under the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). For purposes of the impairment assessment, the fair value of the trademark was determined using the royalty relief method and the fair value of the broadcast license was determined using the build-out method. The royalty relief method measures the after-tax royalties saved by owning the intangible assets; the build-out method assumes that the business begins holding only the license and a plan must build up the assets and workforce needed to run the business.

Index

7.	Goodwill and Intangible Assets

The carrying amount of goodwill and other intangibles as at September 30, 2005 and December 31, 2004 is as follows:

Goodwill:

	Carrying amount as at December 31, 2004	Additions in the period	Allocation	Impairment	Foreign Exchange movements	Carrying amount as at September 30, 2005
	(US$ 000’s)
Slovenian operations	$14,724	2,300	-	-	(1,641)	$15,383
Ukrainian operations	$4,096	-	-	-	-	$4,096
Romanian operations	$8,826	10,928	-	-	-	$19,754
Croatian operations	$31,446	-	(18,817)	(9,706)	(2,221)	$702
Czech Republic operations	$-	743,582	-	-	(19,635)	$723,947
Total	$59,092	$756,810	(18,817)	(9,706)	(23,497)	$763,882

Other intangibles:

	Carrying amount as at December 31, 2004	Additions / Allocations in the period	Impairment	Amortization in the period	Foreign exchange movements	Carrying amount as at September 30, 2005
	(US$ 000’s)
License acquisition cost	$1,506	-	-	-	-	$1,506
Broadcast license	$13,069	175,126	(18,604)	(5,057)	(4,978)	$159,556
Trademarks	$10,519	26,802	(7,021)	-	(773)	$29,527
Customer relationships	$2,237	12,847	-	(779)	(337)	$13,968
Total	$27,331	$214,775	$(25,625)	$(5,836)	$(6,088)	$204,557

Index

All license acquisition costs and trademarks are assets with indefinite useful lives and are subject to annual impairment reviews. Our broadcast licenses primarily have indefinite lives and are subject to annual impairment reviews, except for our broadcast licenses in the Czech Republic and Ukraine. The licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, seven and ten years. The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, between five and fourteen years. The estimated total annual amortization expense for intangible assets will be US$ 8.1 million for 2005 and US$ 13.4 million for each of the years 2006-2010.

8.	Other Assets

Other assets consist of the following:

	As at September 30, 2005	As at December 31, 2004
	US$ 000’s	US$ 000’s
Current:
Prepaid programming	$16,829	$2,837
Other prepaid expenses	9,985	6,189
VAT recoverable	5,429	664
Income taxes receivable	4,656	-
Capitalized debt costs	2,237	-
Assets held for sale	245	-
Other	6,774	1,324
	$46,155	$11,014

Non-Current:
Capitalized debt costs	$12,164	$-
Other	4,284	1,467
	$16,448	$1,467

The increases in the above accounts relate primarily to our acquisition of the TV Nova (Czech Republic) Group in May 2005. Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (for further information see Note 11, “Senior Notes”).

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at September 30, 2005	As at December 31, 2004
Current:	US$ 000’s	US$ 000’s
Accounts payable	$20,665	$16,642
Programming liabilities	31,200	22,156
Accrued interest payable	15,165	-
Other accrued liabilities	40,330	28,244
	$107,360	$67,042

Non-Current:
Programming liabilities	$4,689	$734
Other	600	-
	$5,289	$734

Index

The increases in the above accounts relate primarily to our acquisition of the TV Nova (Czech Republic) Group in May 2005. The interest payable balance relates primarily to interest calculated on our Senior Notes (for further information see Note 11, “Senior Notes”).

10.	Settlement Liability

The settlement liability consists of the following:

	As at September 30, 2005	As at December 31, 2004
	US$ 000’s	US$ 000’s
Current:
Settlement liability	$1,060	$-

Long-term:
Settlement liability	$50,475	$-

The settlement liability represents an  amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS") and  the PPF Group dated December 19, 2003 following a mediation. This liability was assumed as part of the TV Nova (Czech Republic) Group acquisition (for further information, see Note 5, “Acquisitions and Disposals, Acquisition - TV Nova”).

In 1999, CET 21, then unrelated to the PPF Group, withdrew from a cooperation  agreement with CNTS, our former operating company in the Czech Republic, and began broadcasting a substitute signal for TV NOVA in direct competition with CNTS. As a result, we, together with CNTS, filed a claim for breach of the contract and, in 2003, initiated arbitration proceedings against CET 21 for the loss in value of our investment in CNTS. In October 2003, PPF Media B.V. purchased  our interest in CNTS  and all claims relating thereto and continued the legal proceedings against CET 21.  Any and all disputes between CNTS and CET 21 were finally settled pursuant to the settlement agreement of December 19, 2003.

Under the terms of the  settlement agreement, CET 21 was obliged to pay CZK 2.60 billion (approximately US$ 106.0 million) to PPF Media B.V. and CZK 0.08 billion (approximately US$ 3.3 million) to CNTS in full and final settlement of all claims. The payment schedule provides for payments through 2007 and unpaid amounts bear interest at a rate of 8.5% per annum. As at September 30, 2005, the  unpaid amount  of this liability was CZK 1.26 billion (approximately US$ 51.5 million), CZK 0.03 billion (approximately US$ 1.1 million) of which is classified in our consolidated balance sheet as a current settlement liability.

11.	Senior Notes

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of Euro 370 million (approximately US$ 446.1 million), consisting of Euro 245 million (approximately US$ 295.4 million) 8.25% Senior Notes due May 2012 and Euro 125 million (approximately US$ 150.7 million) floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.5% (EURIBOR - 6 month as at September 30, 2005 was 2.1%). Interest is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2005. The Senior Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

Index

In the event that (A) (i) any party other than our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the Senior Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase.

The Senior Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

	Euro 245 million 8.25% Senior Notes		Euro 125 million floating rate Senior Notes
From:	Redemption Price	From:	Redemption Price
May 15, 2009	104.125%	May 15, 2007	102.000%
May 15, 2010	102.063%	May 15, 2008	101.000%
May 15, 2011 and thereafter	100.00%	May 15, 2009 and thereafter	100.000%

In addition, at any time prior to May 15, 2008, we may redeem up to 35% of the fixed rate notes with the proceeds of any public equity offering at a price of 108.250% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the redemption date.

In addition, prior to May 15, 2009, we may redeem all or a part of the fixed rate notes at a redemption price equal to 100% of the principal amount of the Notes, plus a “make-whole” premium and accrued and unpaid interest to the redemption date.

The fair value of the Senior Notes as at September 30, 2005, as represented by multiplying the outstanding debt by the traded market price, was approximately Euro 270.7 million (approximately US$ 326.4 million) for the Euro 245 million 8.25% Senior Notes and approximately Euro 132.5 million (approximately US$ 159.8 million) for the Euro 125 million floating rate Senior Notes.

12.	Segment Data

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our business segments based on Segment Net Revenues and Segment EBITDA. Segment Net Revenues and Segment EBITDA include STS and Markiza (our operating and license companies in the Slovak Republic) for the nine and three months ended September 30, 2005 and STS, Markiza and Radio Pro in Romania for the nine and three months ended September 30, 2004. These entities are not consolidated under US GAAP.

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

Index

•	expenses presented as corporate expenses in our consolidated statements of operations (i.e., corporate operating costs, stock-based compensation and amortization of intangibles);

•	changes in the fair value of derivatives;

•	foreign currency exchange gains and losses;

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments).

EBITDA is not a term defined under US GAAP and Segment EBITDA may not be comparable to similar measures reported by other companies. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.

We believe Segment EBITDA is useful to investors because it provides a more meaningful representation of the company’s performance as it excludes certain items that either do not impact our cash flows or the operating results of our stations. Segment EBITDA is also used as a component in determining management bonuses.

Index

Below is a table showing our Segment EBITDA by operation and reconciling these figures to our consolidated US GAAP results for the three and nine months ended September 30, 2005 and 2004:

	SEGMENT FINANCIAL INFORMATION For the Three Months Ended September 30, (US $000's)
	Segment Net Revenues (1)		Segment EBITDA
	2005	2004	2005	2004
Country
Croatia (NOVA TV)	$4,183	$3,740	$(4,786)	$(1,648)
Czech Republic (TV NOVA, GALAXIE SPORT)	40,883	-	11,940	-
Romania (2)	21,138	16,089	7,831	4,432
Slovak Republic (MARKIZA TV)	11,720	9,892	876	122
Slovenia (POP TV and KANAL A)	7,655	7,576	1,032	1,073
Ukraine (STUDIO 1+1)	13,208	9,930	2,483	(342)
Total Segment Data	$98,787	$47,227	$19,376	$3,637

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$87,067	$36,543	$(5,050)	$(5,401)
Corporate operating costs (including non-cash stock-based compensation (see Note 15) of $ 0.6 million and $ 2.7 million for the three months ended September 30, 2005 and 2004, respectively)	-	-	4,800	8,202

Unconsolidated equity affiliates (3)	11,720	10,684	876	91
Station depreciation	-	-	8,908	2,080
Interest income	-	-	(1,716)	(960)
Interest expense	-	-	11,574	599
Foreign currency exchange gain, net	-	-	(856)	(1,133)
Other expense	-	-	840	159
Total Segment Data	$98,787	$47,227	$19,376	$3,637

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the three months ended September 30, 2005 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the three months ended September 30, 2004.

(3) Unconsolidated equity affiliates are STS and Markiza in the Slovak Republic for the three months ended September 30, 2005 and STS, Markiza and Radio Pro in Romania for the three months ended September 30, 2004.

Index

	SEGMENT FINANCIAL INFORMATION For the Nine Months Ended September 30, (US $000's)
	Segment Net Revenues (1)		Segment EBITDA
	2005	2004	2005	2004
Country
Croatia (NOVA TV)	$16,791	$3,740	$(9,547)	$(1,648)
Czech Republic (TV NOVA, GALAXIE SPORT)	88,647	-	40,226	-
Romania (2)	66,786	48,875	25,969	14,670
Slovak Republic (MARKIZA TV)	43,990	39,235	11,002	9,846
Slovenia (POP TV and KANAL A)	31,509	30,984	10,202	11,860
Ukraine (STUDIO 1+1)	44,747	35,284	9,768	8,910
Total Segment Data	$292,470	$158,118	$87,620	$43,638

Reconciliation to Consolidated Statement of Operations:
Consolidated Net Revenues / Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$248,480	$117,277	$20,208	$8,045
Corporate operating costs (including non-cash stock-based compensation (see Note 15) of $ 2.3 million and $ 7.0 million for the nine months ended September 30, 2005 and 2004, respectively)	-	-	15,982	20,426
Impairment charge	-	-	35,331	-
Unconsolidated equity affiliates (3)	43,990	40,841	11,002	10,214
Station depreciation	-	-	15,903	4,940
Interest income	-	-	(3,354)	(3,200)
Interest expense	-	-	18,305	1,484
Foreign currency exchange (gain)/loss, net	-	-	(30,286)	789
Other expense	-	-	4,529	940
Total Segment Data	$292,470	$158,118	$87,620	$43,638

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the nine months ended September 30, 2005 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the nine months ended September 30, 2004.

(3) Unconsolidated equity affiliates are STS and Markiza in the Slovak Republic for the nine months ended September 30, 2005 and STS, Markiza and Radio Pro in Romania for the nine months ended September 30, 2004.

Index

13.	Summary Financial Information for Significant Unconsolidated Affiliates

	STS (MARKIZA TV)
	As at September 30, 2005	As at December 31, 2004
	(US$ 000's)	(US$ 000's)
Current assets	$23,513	$25,548
Non-current assets	17,981	16,919
Current liabilities	(24,363)	(15,445)
Non-current liabilities	(115)	(149)
Net Assets	$17,016	$26,873

	STS (MARKIZA TV)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(US$ 000's)
Net revenues	$11,720	$9,892	$43,990	$39,235
Operating costs	(11,375)	(10,211)	(34,628)	(30,947)
Operating income	345	(319)	9,362	8,288
Net income	101	(23)	7,185	7,471
Movement in accumulated other comprehensive income/(loss)	(1,193)	(109)	188	(278)

Our share of income in Unconsolidated Affiliates for STS was US$ 5.0 million and US$ 5.2 million for the first nine months of 2005 and 2004, respectively.

14.	Earnings Per Share

We account for earnings per share pursuant to FAS128, “Earnings Per Share”. Basic net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. FAS 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statement of operations. A reconciliation between the numerator and denominator of Basic EPS and Diluted EPS is as follows:

	For the Three Months Ended September 30,
	Net Income/(Loss) (US$ 000's)		Common Shares (000's)		Net Income/(Loss) per Common Share
	2005	2004	2005	2004 (as restated)	2005	2004 (as restated)
Basic EPS
Net loss attributable to common stock	$(9,614)	$(5,647)	37,883	28,167	$(0.25)	$(0.20)
Effect of dilutive securities : stock options	-	-	-	-	-	-
Diluted EPS
Net loss attributable to common stock	$(9,614)	$(5,647)	37,883	28,167	$(0.25)	$(0.20)

Index

	For the Nine Months Ended September 30,
	Net Income (US$ 000's)		Common Shares (000's)		Net Income per Common Share
	2005	2004	2005	2004 (as restated)	2005	2004 (as restated)
Basic EPS
Net income attributable to common stock	$7,896	$5,557	33,549	27,705	$0.24	$0.20
Effect of dilutive securities : stock options	-	-	829	1,316	(0.01)	(0.01)
Diluted EPS
Net income attributable to common stock	$7,896	$5,557	34,378	29,021	$0.23	$0.19

Restatement of 2004 Earnings Per Share

FAS 128 requires the same number of potential common shares used in computing the diluted per share amount for income from continuing operations be used in computing the diluted per share amounts for discontinued operations and net income where there is a loss from continuing operations. Also, in determining the weighted average number of common shares used in the earnings per share computations, it is required to calculate a weighted average number of shares issued and outstanding during the period. In the three months ended September 30, 2004, we incorrectly computed the weighted average number of shares used in calculating the basic and diluted per share amounts. This had no impact on the per share amounts reported. In the nine months ended September 30, 2004 we incorrectly computed the basic earnings per share for continuing operations, the fully diluted earnings per share for continuing operations, the basic earnings per share and the fully diluted earnings per share. We also incorrectly calculated basic and diluted weighted average number of shares outstanding in the three and nine months ended September 30, 2004. The following table summarizes the restated weighted average common shares and earnings per share for the three and nine months ended September 30, 2004.

Index

	For the three months ended September 30, 2004		For the nine months ended September 30, 2004
	As previously reported	As restated	As previously reported	As restated
Continuing operations - Basic
Income/(loss) from continuing operations per share	$(0.23)	$(0.23)	$0.16	$0.17
Weighted average common shares used in computing per share amounts (000s)	28,359	28,167	28,359	27,705
Continuing operations - Diluted
Income/(loss) from continuing operations per share	$(0.23)	$(0.23)	$0.15	$0.16
Weighted average common shares used in computing per share amounts (000s)	28,359	28,167	30,110	29,021
Discontinued operations - Basic
Income from discontinued operations per share	$0.03	$0.03	$0.03	$0.03
Weighted average common shares used in computing per share amounts (000s)	28,359	28,167	28,359	27,705
Discontinued operations - Diluted
Income from discontinued operations per share	$0.03	$0.03	$0.03	$0.03
Weighted average common shares used in computing per share amounts (000s)	30,110	28,167	30,110	29,021
Net Income -Basic
Net Income/(loss) per share	$(0.20)	$(0.20)	$0.19	$0.20
Weighted average common shares used in computing per share amounts (000s)	28,359	28,167	28,359	27,705
Net Income - Diluted
Net Income/(loss) per share	$(0.20)	$(0.20)	$0.18	$0.19
Weighted average common shares used in computing per share amounts (000s)	28,359	28,167	30,110	29,021

15.	Stock-based Compensation

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

The expected stock price volatility was calculated as 53.24% based on an analysis of the historical stock price volatility of our shares and its peers for the preceding 6.25-year period. We consider this basis to represent the best indicator of expected volatility over the life of the option. The expected dividend yield for the above grant was assumed to be 0%.

Index

The weighted average fair value of the above grant made in the nine months ended September 30, 2005 is US$ 24.56 per option. In accordance with SFAS 123, the total fair value of these options of US$ 3.0 million is being recognized as expense in the statement of operations over the vesting period of the award.

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

Expected dividend yields for these awards were assumed to be 0%, and the expected lives were estimated at 6 years. The expected stock price volatility was calculated on an average of the preceding six-year weekly closing prices of competitors specific to our markets, which we considered to be the best indicator of expected volatility over the life of the option. The weighted average fair value of the above grants made in the nine months ended September 30, 2004 was US$ 10.71 per option. The total fair value for the awards made in the nine months ended September 30, 2004 of US$ 3.2 million is recognized in the statement of operations using straight-line amortization over the vesting period of the award.

In the three and nine months to September 30, 2005, total charges (including charges made for awards in previous periods) of US$ 0.6 million and US$ 1.6 million, respectively, were recognized. In the three and nine months to September 30, 2004, total charges of US$ 0.3 million and US$ 0.6 million, respectively, were recognized.

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
For the three months ending September 30, 2005, no income or loss was recognized with respect to the above options granted in 2000, as the last of the options were exercised on May 11, 2005. For the nine months ending September 30, 2005, there were net charges of US$ 0.7 million in respect of variable plan accounting, a result of an increase in our stock price from US$ 38.92 per share on December 31, 2004 to US$ 41.88 on May 11, 2005. For the three and nine months to September 30, 2004 there were charges of US$ 2.4 million and US$ 6.3 million, respectively.

Index

Stock-Based Compensation

The charge for stock-based compensation in our consolidated income statement can be summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(US$ 000’s)
	2005	2004	2005	2004
Stock-based compensation charged under FIN 44 (Variable Plan Accounting)	$-	$2,443	$746	$6,316
Stock-based compensation charged under SFAS 123	616	267	1,552	647
Total stock-based compensation	$616	$2,710	$2,298	$6,963

Outstanding Stock Options

As at October 31, 2005 there are 1,085,400 stock options outstanding with an average exercise price of US$ 20.12 per share.

16.	Commitments and Contingencies

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

Croatia

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53 million (approximately US$ 8.6 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68 million (approximately US$ 11.0 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. We do not believe that these counterclaims will prevail.

Index

Czech Republic

Claims Relating to the Vilja Shareholding in CET 21

On May 20, 2002, Vilja, now our wholly-owned subsidiary, acquired its ownership interest in CET 21 from Messrs. Alan, Huncik and Venclik. On July 19, 2002, Peter Krsak, a shareholder of CET 21, filed a claim with the City Court in Prague challenging a number of CET 21 shareholder resolutions adopted by written consent (the “Krsak 2002 Petition”). In relevant part, his complaint included challenges to (1) a decision of the CET 21 shareholders of April 22, 2002 to approve the transfer by Messrs. Alan and Venclik of their ownership interests in CET 21 to Vilja and (2) a written resolution of the CET 21 shareholders on the redistribution of a 60% interest in CET 21 then held by the company itself. (This 60% interest had previously been held by Vladimir Zelezny, who had been forced to relinquish it in an enforcement proceeding against him following his default on a judgment adverse to him in another proceeding). These claims, in effect, constituted a challenge to the ownership by Vilja of a 52.075% ownership interest in CET 21.

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

In connection with an extraordinary appeal filed by Mr. Krsak on August 8, 2003 the Commercial Register was lodged with the Supreme Court. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition on May 31, 2005 to withdraw this claim, and the court has confirmed that the proceedings in respect of this claim have been terminated. The Commercial Register was returned to the City Court in Prague as a result of the termination of the proceedings before the Supreme Court. On October 14, 2005, the City Court in Prague confirmed the registration of Vilja in the Commercial Register as the owner of 52.075% of CET 21. The decision has not yet become final.

Disposition of the CET 21 Interest Held by CET 21

Following an enforcement proceeding against Vladimir Zelezny in another matter, his 60% interest passed to CET 21. The CET 21 shareholder resolution based on a proposal dated July 4, 2002 provided for the redistribution of this 60% interest among Vilja, Krsak, CEDC and CS, the four remaining shareholders of CET 21. Only Vilja elected to participate in the redistribution of that interest; it acquired its pro rata portion of the 60% interest and thereby increased its ownership in CET 21 to 52.075% (from a 20.83% interest of an aggregate 40% interest then held by the four remaining shareholders). Neither Mr Krsak, who previously held a 16.67% interest in CET 21, or CS or CEDC, which each holds a 1.25% interest, participated in the redistribution. As a result, their pro rated portions of the 60% interest (equal to an aggregate 28.755% interest in CET 21) continue to be held by CET 21 itself. The preliminary injunction which had previously prohibited the disposition of this 28.755% interest ceased to exist as a result of termination of one of the lawsuits previously launched by Mr. Krsak. On October 14, 2005, the City Court in Prague confirmed the registration of CET 21 in the Commercial Register as the owner of this 28.755% interest. The decision has not yet become final. Following a final decision, we will decide on the disposition of this 28.755% interest.

Index

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

Until Alan, Huncik and Venclik entered into transfer agreements with Vilja on May 20, 2002, they each held an interest in CET 21 (with 8.42% held by Alan, 4.34% by Huncik and 8.71% by Venclik). Following the decision of the City Court in Prague in respect of the Krsak 2002 Petition (which challenged the transfers by Alan and Venclik on the grounds that the interests being transferred to Vilja were inaccurately described), each of Alan, Huncik and Venclik entered into a second set of transfer agreements with Vilja intended to remedy any defects in the earlier transfer agreements. In addition, they and Gal entered into another set of agreements regulating, among other things, consideration for the interests transferred by Alan, Huncik and Venclik as well as their conduct in respect of the claim filed on May 7, 2003. Specifically, they undertook to withdraw this claim prior to any hearing. A hearing on this claim has been scheduled for November 25, 2005. The claim has not been withdrawn to date.

Claims Relating to the Interests of CS and CEDC in CET 21

On April 2, 2003, CS entered into an agreement with Vilja to transfer its 1.25% interest in CET 21 to Vilja. This transfer was approved by a resolution of the CET 21 shareholders adopted by written consent on May 16, 2003. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on August 8, 2003 to declare the shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The High Court in Prague decided on June 22, 2005 to return the file to the City Court in Prague for a formal decision on the withdrawal of the claim and termination of the proceeding. The City Court has not yet acted on this petition.

CET 21 adopted a shareholder resolution by written consent on January 5, 2004 to approve the transfer of the 1.25% interest of CEDC in CET 21 to PPF. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on February 3, 2004 to declare this shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The High Court in Prague issued a resolution on August 1, 2005 confirming that the proceedings in respect of this petition have been terminated.

The consent of the Czech Media Council to the transfer of each of these 1.25% interests has been requested but has not yet been issued.

Other Claims

On January 25, 2005, Mr. Krsak filed on his own behalf and on behalf of CET 21 an action in the City Court in Prague against twenty-five parties, including PPF and its affiliates, CP 2000, Vilja, and certain former and current members of management. In his filing, Mr. Krsak is claiming damages to himself in the amount of approximately CZK 1.25 billion (approximately US$ 50.9 million) and on behalf of CET 21 in the amount of approximately CZK 7.5 billion (approximately US$ 305.7 million). The substance of this claim is that various entities and persons controlling CET 21 caused CET 21 damage by entering into agreements on disadvantageous terms with service companies related to such controlling person (such as CP 2000 and Mag Media).

Pursuant to the Krsak Agreement, Mr. Krsak filed a petition to withdraw this claim in May 2005 with the City Court in Prague. The City Court in Prague accepted this petition on May 31, 2005 and issued a resolution confirming that the proceedings have been terminated. This decision has not yet become final.

In December 2002, the Czech Republic Union of Authors (“OSA”), a collective administrator of copyright, filed an action against CET 21, claiming payment of CZK 46,764,055 plus interest for alleged unauthorized used of works from the OSA library. CET 21 has been attempting to negotiate a revised pricing structure with OSA since 2002 and in the interim has been paying advances on the licensing fee to OSA on an estimated basis pending final agreement of the amounts payable. At a hearing on September 19, 2005, the Municipal Court in Prague upheld OSA’s claim but has not yet issued a written decision outlining its rationale. We intend to vigorously contest this judgment and to continue to negotiate appropriate pricing with OSA, and have accrued for the amounts we expect to be ultimately payable.

Index

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises BV. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at September 30, 2005.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoiski filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr Kolomoiski is attempting to enforce what he alleges was a binding agreement with Mr. Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70 million and to transfer that interest to Mr. Kolomoiski on receipt of a prepayment of US$ 2 million. The lawsuit arises from abortive negotiations among Mr. Kolomoiski, Mr. Rodnyanksy and Boris Fuchsmann for the acquisition by Mr. Kolomoiski of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyanksy and Mr. Fuchsmann, subject to Mr. Kolomoiski assuming all of their obligations under our existing partnership arrangements. A preliminary hearing in the case took place on October 25, 2005 and the next hearing is scheduled for November 10, 2005. We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoiski and because any transfer would, in any event, breach Intermedia’s statutory and contractual consent and pre-emptive rights.

Index

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

Station Programming Rights Agreements

As at September 30, 2005, we had commitments in respect of future programming of US$ 36.7 million compared with US$ 18.1 million at December 31, 2004. This includes contracts signed with license periods starting after the balance sheet date. As at September 30, 2005, US$ 11.5 million of our program rights commitments related to our Romanian operations, US$ 12.5 million related to our Ukrainian operations and US$ 8.6 million related to our Czech Republic operations. This increase reflects our Ukrainian and Romanian operations entering into longer term contracts with programming providers; the Czech Republic was a new acquisition during 2005.

Operating Lease Commitments

For the nine months ended September 30, 2005 and 2004 we incurred aggregate rent on all facilities of US$ 4.3 million and US$ 1.0 million, respectively. Future minimum operating lease payments at September 30, 2005 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

As at September 30, 2005 (US$ 000’s)
2005	$7,107
2006	5,289
2007	1,619
2008	920
2009	694
2010 and thereafter	272
Total	$15,901

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

Index

As at September 30, 2005 we provided US$ 7.0 million (US$ 5.5 million in non-current liabilities and US$ 1.5 million in current liabilities) (as at December 31, 2004: US$ 3.5 million (US$ 3.1 million in non-current liabilities and US$ 0.4 million in current liabilities)) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions, and charged US$ 5.5 million through discontinued operations in our consolidated statement of operations for the nine months ended September 30, 2005.

Romania - Put Options

In July 2004, we signed a put option agreement with Mr. Sarbu that granted him the right to sell us 5% of his interest in MPI and Pro TV between March 1, 2006 and February 28, 2009 and his remaining interest from March 1, 2009 and for a twenty-year period thereafter. The put price is to be determined in each instance by an independent valuation and is subject to a floor price. Following our purchase of a 5% interest in MPI and Pro TV from Mr. Sarbu (for further information, see Note 5, “Acquisitions and Disposals”), he will now be allowed under the put option agreement to put to us his remaining 15% interest from March 1, 2009 and for a twenty-year period thereafter.

The minimum price to be paid by us is US$ 1.45 million per each one percent interest sold. As at September 30, 2005, we consider the fair value of the put option to approximate to nil.

Czech Republic - Guarantee and Factoring of Trade Receivables

Mag Media, CP 2000 and CET 21 have two credit facilities allowing for borrowing in the aggregate amount of CZK 1,100 million (approximately US$ 44.8 million) with Ceska Sporitelna, a.s. (“CS”) and Factoring Ceska Sporitelna, a.s., a subsidiary of CS. One facility is a CZK 850 million (approximately US$ 34.6 million) facility for factoring trade receivables of Mag Media and the second is a working capital facility of up to CZK 700 million (approximately US$ 28.5 million); provided, that the aggregate borrowing under both facilities may not exceed CZK 1,100 million (approximately US$ 44.8 million). The working capital facility is secured by a guarantee from Mag Media and CP 2000 and a pledge of the bank accounts of CET 21 and Mag Media.

The sale of the receivables is accounted for as a secured borrowing under FASB Statement No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’, with the proceeds received recorded in the balance sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as the risks of ownership remain with Mag Media.

During the period May 2, 2005 to September 30, 2005, no trade receivables were sold by Mag Media. As at September 30, 2005, Mag Media had a 'nil' current credit facilities balance in relation to the sale of trade receivables and CZK 250 million (approximately US$ 10.2 million) has been withdrawn under the working capital facility. As at September 30, 2005, Mag Media and CP 2000 had a nil liability in relation to the guarantee and pledge.

17.	Acquisition Costs

	As at September 30, 2005	As at December 31, 2004
	(US$ 000's)	(US$ 000's)
Acquisition costs	$-	$10,770

As at December 31, 2004 we recorded US$ 10.8 million of acquisition costs (principally fees relating to legal and accounting diligence and mergers and acquisitions advisory services) in relation to the acquisition of the TV Nova (Czech Republic) Group. As at September 30, 2005, all acquisition costs had been charged to goodwill following the acquisition of the TV Nova (Czech Republic) Group.

Index

18.	Subsequent Events

On October 27, 2005, our Czech license-holding company CET 21 entered into a revolving credit facility agreement for up to CZK 1.2 billion (approximately US$ 48.9 million) in aggregate principal amount (the “Facility”) with Ceska sporitelna, a.s. with borrowings permitted in CZK, Euro or US$. The security package for the Facility includes a guarantee by each of CP 2000 and MAG MEDIA, with the latter guarantee secured by a pledge of receivables of MAG MEDIA arising from a factoring agreement with Factoring Ceske sporitelny, a.s.

The Facility matures on October 31, 2009. Interest on loans under the Facility shall be calculated at the rate of Prague Inter-Bank Offered Rate ("PBIBOR"), EURIBOR or London Inter-Bank Offered Rate ("LIBOR") (depending on the currency borrowed) plus a margin of 1.95% per annum. The Facility contains customary representations, warranties, covenants and events of default. There are three financial covenants tests: maintenance of an interest cover ratio, an equity ratio and a ratio of EBITDA to sales.

On October 28, 2005, we entered into an agreement with Dertus Finance Group Limited (“Dertus”) providing for the purchase by us of a 65.5% interest in Ukrpromtorg 2003 Ltd. (“Ukrpromtorg”), a company that owns and operates the Gravis television channel in Ukraine, for a total investment of approximately US$ 7.0 million. The final purchase price is subject to adjustment following the completion of due diligence. We have also acquired an option exercisable for a period of four months from the date on which we acquire title to the initial 65.5% interest to purchase an additional 21.5% interest in Ukrpromtorg from Dertus for consideration of approximately $3.2 million. Under our partnership arrangements, we are obliged to offer our current partners in the Studio 1+1 Group the opportunity to participate on a pro rata basis in this investment.

On October 28, 2005, we entered into an agreement with Pavol Rusko, providing for the purchase by us of his entire 34% interest in A.R.J. for consideration of approximately SKK 575 million (US$ 17.8 million). Approximately US$ 15.3 million will be payable on completion and approximately $2.5 million will be payable on May 31, 2006. On October 31, 2005, we entered into an agreement with Media Partner s.r.o. (“Media Partner”), Salis s.r.o. Jan Kovacik and Milan Fil’o, providing for the purchase by us of their entire 66% interest in A.R.J. a.s. (“A.R.J.”) for consideration of approximately US$ 10.7 million. Euro 7.0 million (US$ 8.5 million) will be payable on completion and approximately SKK 78 million (US$ 2.4 million, will be payable on May 31, 2006. At present A.R.J. owns 50% of the voting rights in Markiza, the license-holding company for MARKIZA TV. As part of these transactions, we will obtain an additional 10% economic interest in the Slovak operations. The completion of both purchases will be simultaneous and completion of the entire transaction is subject to the receipt of the approval of the Anti-monopoly Office of the Slovak Republic.

On completion, we will own (directly and indirectly) an 80% voting interest in Markiza and a voting interest of nearly 90% in STS. In addition, we will own an 80% economic interest in the Slovak operations. The remaining 20% voting and economic interest in Markiza will be held by Media Invest s.r.o., currently a participant in Markiza. (See Item 5. Other Information).

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements

II.	Executive Summary

III.	Analysis of Segment Results

IV.	Analysis of the Results of Consolidated Operations

V.	Liquidity and Capital Resources

VI.	Critical Accounting Policies and Estimates

I.	Forward-looking Statements

This report contains forward-looking statements, including statements regarding strategies for expected investments in the Slovak Republic and Ukraine, the effect of additional investment in Croatia, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations, the growth potential of advertising spending in our markets, and other business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the rate of development of advertising markets in countries where we operate, general market and economic conditions in these countries as well as in the United States and Western Europe, the renewals of broadcasting licenses, our ability to acquire programming and the ability to attract audiences, the general regulatory environments where we operate and application of relevant laws and regulations.

The following discussion should be read in conjunction with the section entitled "Risk Factors" on pages 17 to 26 in Amendment No. 2 to Reg. No. 333-123822 on Form S-3 filed with the SEC on April 28, 2005 in addition to our interim financial statements and notes included elsewhere in this report.

II.	Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Net Revenues	$87,067	$36,543	$50,524
Operating income/(loss)	4,792	(6,736)	11,528
Net loss from continuing operations	(6,282)	(6,590)	308
Net loss	$(9,614)	$(5,647)	$(3,967)

Index

	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Net Revenues	$248,480	$117,277	$131,203
Operating income	9,402	8,058	1,344
Net income from continuing operations	13,272	4,659	8,613
Net income	$7,896	$5,557	$2,339
Net cash generated from continuing operating activities	$44,543	$3,640	$40,903

The principal events for the three months ended September 30, 2005 are as follows:

•
In the three months ended September 30, 2005 our total operating Segments achieved a Segment EBITDA margin of 20% compared to 8% for the three months ended September 30, 2004 (Segment EBITDA is defined and reconciled to our consolidated US GAAP results in Item 1, Note 12, "Segment Data").

•	On July 29, 2005, we increased our stake in our Romanian operations to 85% by acquiring 3% of Pro TV and MPI from Mr Sarbu.

•	On September 1, 2005, we acquired 100% of Galaxie Sport, which operates the leading sports cable channel GALAXIE SPORT in the Czech and Slovak Republics.

•
On July 29, 2005, Pro Plus (Slovenia) signed a revolving facility agreement for up to Euro 37.5 million  (approximately US$ 45.2 million) in aggregate principal amount ("Revolver")  with ING Bank N.V.,  Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana to be used for general corporate purposes.

Future Developments

For the remainder of 2005, we continue to seek opportunities to leverage our terrestrial television networks and take advantage of the growth of commercial advertising and consumer spending power in our markets.

•
On October 27, 2005, our Czech license company CET 21 entered into a revolving credit facility agreement for up to CZK 1.2 billion (approximately US$ 48.9 million) in aggregate principal amount (the “Facility”) with Ceska sporitelna, a.s. (“CS”), at an interest rate of PRIBOR, EURIBOR or LIBOR (depending on the currency of the borrowing) plus 1.95%. (For further information see Item 1, Note 18, “Subsequent Events”).

•
On October 28, 2005, we entered into an agreement with Dertus Finance Group Limited (“Dertus”) providing for the purchase by us of a 65.5% interest in Ukrpromtorg 2003 Ltd. (“Ukrpromtorg”), a company that owns and operates the Gravis television channel and two other local channels in Ukraine, for a total investment of approximately US$ 7.0 million. The acquisition of additional distribution capacity in the Ukraine is intended to complement STUDIO 1+1 and to allow the costs of our Ukrainian operations to be allocated across multiple channels. (For further information see Item 1, Note 18, “Subsequent Events”).

•
On October 28, 2005, we entered into an agreement with Pavol Rusko, providing for the purchase by us of his entire 34% interest in A.R.J. a.s. (“A.R.J.”) for consideration of approximately SKK 575 million (US$ 17.8 million). At present A.R.J. owns 50% of the voting rights in Markiza, the license-holding company for MARKIZA TV. On October 31, 2005, we entered into an agreement with Media Partner s.r.o. (“Media Partner”), Salis s.r.o. Jan Kovacik and Milan Fil’o, providing for the purchase by us of their entire 66% interest in A.R.J. for consideration of approximately US$ 10.7 million. On completion of both transactions, we will own (directly and indirectly) an 80% voting interest in Markiza and a voting interest of approximately 90% in STS. In addition, we will own an 80% economic interest in the Slovak operations. The remaining 20% voting and economic interest in Markiza will be held by Media Invest s.r.o., currently a participant in Markiza. Following completion, we intend to consolidate all broadcasting operations into Markiza. (For further information see Item 1, Note 18, “Subsequent Events”).

Index

•	Following the successful implementation of the agreement with Mr. Krsak, the termination of litigation surrounding the TV Nova (Czech Republic) Group that was initiated by him is nearing completion. This will facilitate a reorganization of the operating structure of the TV Nova (Czech Republic) Group in order to consolidate broadcasting operations into the license holding company.

•
In connection with our on-going review of our Croatian operations and following a strategic assessment of the performance of Nova TV (Croatia) undertaken during the second quarter, we modified our strategy for Croatia in late June 2005. This new strategy requires higher current expenditures than had been planned prior to the strategic assessment in order to secure our audience and market share targets. In order to achieve these targets, we have increased our budget for the acquisition of higher quality foreign and domestic programming for 2005 and 2006, for marketing and promotion (including improvements to the on-air look of Nova TV (Croatia)), and accelerated investment for the extension of our technical reach. We expect total investment to be in excess of US$ 27 million during 2005. We expect that our Croatian operations will approach EBITDA break-even in 2007.

Index

III.	Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, Czech Republic, Romania, Slovak Republic, Slovenia and Ukraine.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the three and nine months ended September 30, 2005 and 2004 see Part I, Note 12, "Segment Data".

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

SEGMENT FINANCIAL INFORMATION For the Three Months Ended September 30, (US $000's)
	2005	(1)	2004	(1)
Segment Net Revenue
Croatia (NOVA TV)	$4,183	4%	$3,740	8%
Czech Republic (TV NOVA, GALAXIE SPORT)	40,883	41%	-	-%
Romania (2)	21,138	22%	16,089	34%
Slovak Republic (MARKIZA TV)	11,720	12%	9,892	21%
Slovenia (POP TV and KANAL A)	7,655	8%	7,576	16%
Ukraine (STUDIO 1+1)	13,208	13%	9,930	21%
Total Segment Net Revenue	$98,787	100%	$47,227	100%

Segment EBITDA
Croatia (NOVA TV)	$(4,786)	(25)%	$(1,648)	(45)%
Czech Republic (TV NOVA)	11,940	62%	-	-%
Romania (2)	7,831	40%	4,432	121%
Slovak Republic (MARKIZA TV)	876	5%	122	3%
Slovenia (POP TV and KANAL A)	1,032	5%	1,073	30%
Ukraine (STUDIO 1+1)	2,483	13%	(342)	(9)%
Total Segment EBITDA	$19,376	100%	$3,637	100%

Segment EBITDA Margin (3)	20%		8%

(1) Percentage of Total Segment Net Revenue and Total Segment EBITDA

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the three months ended September 30, 2005 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the three months ended September 30, 2004.

(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Index

SEGMENT FINANCIAL INFORMATION For the Nine Months Ended September 30, (US $000's)
	2005	(1)	2004	(1)
Segment Net Revenue
Croatia (NOVA TV)	$16,791	6%	$3,740	2%
Czech Republic (TV NOVA, GALAXIE SPORT)	88,647	30%	-	-%
Romania (2)	66,786	23%	48,875	31%
Slovak Republic (MARKIZA TV)	43,990	15%	39,235	25%
Slovenia (POP TV and KANAL A)	31,509	11%	30,984	20%
Ukraine (STUDIO 1+1)	44,747	15%	35,284	22%
Total Segment Net Revenue	$292,470	100%	$158,118	100%

Segment EBITDA
Croatia (NOVA TV)	$(9,547)	(11)%	$(1,648)	(4)%
Czech Republic (TV NOVA, GALAXIE SPORT)	40,226	46%	-	-%
Romania (2)	25,969	29%	14,670	34%
Slovak Republic (MARKIZA TV)	11,002	13%	9,846	23%
Slovenia (POP TV and KANAL A)	10,202	12%	11,860	27%
Ukraine (STUDIO 1+1)	9,768	11%	8,910	20%
Total Segment EBITDA	$87,620	100%	$43,638	100%

Segment EBITDA Margin (3)	30%		28%

(1) Percentage of Total Segment Net Revenue and Total Segment EBITDA

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the nine months ended September 30, 2005 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the nine months ended September 30, 2004.

(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Index

ANALYSIS BY GEOGRAPHIC SEGMENT

(A)	CROATIA

Market Background: We acquired our Croatian operations on July 16, 2004. During 2004 the television advertising market in Croatia grew by approximately 4%. It is expected to show single digit growth in 2005.

NOVA TV (Croatia) is fourth (of four channels) in the market based on its national all-day audience share of 14% for the first nine months of 2005. The major competitors are the two state-owned channels HRT1 and HRT2, with national all-day audience shares for the first nine months of 2005 of 39% and 16%, respectively, and RTL with 24%.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US $000's)
	2005	2004	Movement
Croatian Net Revenues	4,183	3,740	443
Croatian Segment EBITDA	(4,786)	(1,648)	(3,138)
Croatian Segment EBITDA Margin	(114)%	(44)%	(70)%

•
Net Revenues for the three months ended September 30, 2005 were US$ 4.2 million compared to US$ 3.7 million for the three months ended September 30, 2004. In local currency, revenues were 7.5% lower than in the three months ended September 30, 2004.

•
Croatian Segment EBITDA for the three months ended September 30, 2005 was a loss of US$ 4.8 million. This is due to the cost of re-launching the station, on and off air promotion, increased transmission costs resulting from a larger transmission coverage area as well as investment in higher quality programming.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2005 included US$ 4.6 million of programming costs, US$ 2.4 million of other operating costs and US$ 2.0 million of selling, general and administrative expenses.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Croatian Net Revenues	16,791	3,740	13,051
Croatian Segment EBITDA	(9,547)	(1,648)	(7,899)
Croatian Segment EBITDA Margin	(57)%	(44)%	(13)%

•
Net Revenues for the nine months ended September 30, 2005 were US$ 16.8 million compared to US$ 3.7 million for the period from the acquisition date to September 30, 2004. This change also reflects our success in securing significant full year spot revenue and sponsorship contracts with domestic and international advertisers.

•	Croatian Segment EBITDA for the nine months ended September 30, 2005 was a loss of US$ 9.5 million.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2005 included US$ 13.7 million of programming costs, US$ 6.9 million of other operating costs and US$ 5.8 million of selling general and administrative expenses. Selling, general and administrative expenses included US$ 1.7 million of marketing costs.

Index

(B)	CZECH REPUBLIC

Market Background: We acquired our Czech Republic operations on May 2, 2005. During 2004 the television advertising market in the Czech Republic grew by approximately 5%. It has been showing single digit growth during 2005.

TV NOVA (Czech Republic) is first (of four channels) in the market based on its national all-day audience share of 42% for the first nine months of 2005. The major competitors are Prima TV with 23% and the two state-owned channels CT1 and CT2, with national all-day audience shares for the first nine months of 2005 of 21% and 9%, respectively.

Three months ended September 30, 2005

SEGMENT FINANCIAL INFORMATION
For the Three Months Ended September 30, (US $000's)
2005
Czech Republic Net Revenues	40,883
Czech Republic Segment EBITDA	11,940
Czech Republic Segment EBITDA Margin	29%

•
Net Revenues for the three months ended September 30, 2005 were US$ 40.9 million. We acquired our Czech Republic operations on May 2, 2005 and accordingly no comparative data is available. Based on non-US GAAP net revenue information from management accounts prepared for the three months ended September 30, 2004, this represents approximately 6% revenue growth on a local currency basis. Galaxie Sport (acquired on September 1, 2005) contributed US$ 0.3 million to total net revenue since its acquisition.

•	Czech Republic Segment EBITDA for the three months ended September 30, 2005 was US$ 11.9 million delivering an EBITDA margin of 29%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2005 included US$ 20.6 million of programming costs, US$ 2.6 million of other operating costs and US$ 5.5 million of selling, general and administrative expenses.

Nine months ended September 30, 2005

SEGMENT FINANCIAL INFORMATION
For the Nine Months Ended September 30, (US $000's)
2005
Czech Republic Net Revenues	88,647
Czech Republic Segment EBITDA	40,226
Czech Republic Segment EBITDA Margin	45%

•
Net Revenues for the period from the acquisition date of May 2, 2005 to September 30, 2005 were US$ 88.6 million. We acquired our Czech Republic operations on May 2, 2005 and accordingly no comparative data is available. Based on non-US GAAP net revenue information from management accounts prepared for the months of May to September 2004, this represents approximately 12% revenue growth on a local currency basis.

•	Czech Republic Segment EBITDA for the period from May 2, 2005 to September 30, 2005 was US$ 40.2 million delivering an EBITDA margin of 45%.

Index

Costs charged in arriving at Segment EBITDA for the period from May 2, 2005 to September 30, 2005 included US$ 29.5 million of programming costs, US$ 8.0 million of other operating costs and US$ 10.8 million of selling, general and administrative expenses.

(C)	ROMANIA

Market Background: Romania has one of the fastest growing economies in Central and Eastern Europe. During 2004, we estimate total television advertising expenditure, in which sales are denominated primarily in US dollars, grew by approximately 28%. It is expected to grow between 20% and 30% for all of 2005. We believe that Romania’s preparations to accede to the EU in 2007 will continue to support strong growth rates in television advertising expenditure in the period running up to accession, as has been the experience with earlier entrants.

PRO TV, our main channel, and ACASA, one of our cable channels, are second and fourth in the market based on their national all day audience shares of 16% and 8%, respectively, for the first nine months of 2005. The major competitors are the state owned channel TVR1 with a national all-day audience share of 19% and Antena 1, a privately owned channel, with 13%. TVR1’s higher all-day audience share is in part due to it being the only significant broadcaster with coverage across almost the entire country. Advertisers evaluate audience share within a channel's coverage area, and in their coverage areas, PRO TV is first and ACASA is fourth (of seven stations) in all-day audience share. Both of our stations have almost 100% coverage of urban markets, which represent a key, demographic area targeted by advertisers.

In April 2004 our Romanian operation launched a second cable channel PRO CINEMA. It had a national all day audience share of 1% during the first nine months of 2005.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Romanian Net Revenues	21,138	16,089	5,049
Romanian Segment EBITDA	7,831	4,432	3,399
Romanian Segment EBITDA Margin	37%	28%	9%

•
Net Revenues for the three months ended September 30, 2005 increased by 31% compared to the three months ended September 30, 2004. This was due to growth in advertising prices for PRO TV, ACASA and PRO CINEMA.

•	Romanian Segment EBITDA for the three months ended September 30, 2005 increased by 77% compared to the three months ended September 30, 2004, to deliver an EBITDA margin of 37%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2005 increased by 14% compared to the three months ended September 30, 2004. The cost of programming increased by US$ 0.8 million or 13% as a result of increased acquisition costs per hour and an additional daily news and sports broadcast on PRO TV. Other operating costs increased by US$ 0.7 million or 18% including a US$ 0.5 million or 17% increase in salaries and related costs primarily due to the appreciation of the local currency compared to the US dollar. Selling, general and administrative expenses increased by US$ 0.2 million or 10%, largely due to increases in office and facilities costs to accommodate an increase in the number of staff and recovery of a bad debt for which a provision had been taken.

Index

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Romanian Net Revenues	66,786	48,875	17,911
Romanian Segment EBITDA	25,969	14,670	11,299
Romanian Segment EBITDA Margin	39%	30%	9%

•
Net Revenues for the nine months ended September 30, 2005 increased by 37% compared to the nine months ended September 30, 2004. This was due to an increase in advertising prices and audience market share for PRO TV, ACASA and PRO CINEMA. The increased audience market share was due to higher ratings and the launch of PRO CINEMA in April 2004. Additionally, ACASA and PRO CINEMA benefited from increased sell out rates as advertisers were migrated from PRO TV.

•	Romanian Segment EBITDA for the nine months ended September 30, 2005 increased by 77% compared to the nine months ended September 30, 2004 to deliver an EBITDA margin of 39%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2005 increased by 19% compared to the nine months ended September 30, 2004. The cost of programming increased by US$ 3.4 million or 18% as a result of increased cost per hour for acquired programs and increased investment in news and sports programs. Other operating costs increased by US$ 2.2 million or 22% due to the costs of broadcasting PRO CINEMA for the full nine month period and the appreciation of the local currency compared to the US dollar that increased salary costs paid in local currency. Selling, general and administrative expenses increased by US$ 1.0 million or 20% primarily due to increased rent and office costs of US$ 0.8 million.

(D)	SLOVAK REPUBLIC

Market Background: During 2004, the television advertising market grew approximately 11% in local currency. Measured in US dollars, the advertising market grew approximately 20% in 2004 with the difference to local currency growth being due to the weakening of the US dollar in the period. The market has been showing single digit growth during 2005.

MARKIZA TV is the leading channel in the Slovak Republic with a national all-day audience share of 32% for the nine months ended September 30, 2005. The major competitor is the state-owned channel STV1, with a national all-day audience share of 19%. The national all-day audience share of TV JOJ, the only other significant privately owned channel, was 13%.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Slovak Republic Net Revenues	11,720	9,892	1,828
Slovak Republic Segment EBITDA	876	122	754
Slovak Republic Segment EBITDA Margin	7%	1%	6%

•
Net Revenues for the three months ended September 30, 2005 increased by 18% compared to the three months ended September 30, 2004. This was due in part to the weakening of the US dollar compared to the Slovak koruna. In local currency, net revenues were 15% greater than in the three months ended September 30, 2004 due to an increase in spot pricing, higher volume resulting from increased telecommunications advertising and some smaller client campaigns being brought forward from the fourth quarter to the third quarter.

Index

•
Slovak Republic Segment EBITDA for the three months ended September 30, 2005 increased by US$ 0.8 million compared to the three months ended September 30, 2004 to deliver a Segment EBITDA margin of 7%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2005 increased by 11% compared to the three months ended September 30, 2004. In local currency, costs charged in arriving at Segment EBITDA increased by 5%. The cost of programming increased by US$ 0.5 million or 13% primarily as a result of higher production costs of reality shows. Other operating costs increased by US$ 0.2 million or 6% due to increase in salary costs. Selling, general and administrative costs increased by US$ 0.4 million or 14% due to increase in marketing and selling expenditure to promote reality shows.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Slovak Republic Net Revenues	43,990	39,235	4,755
Slovak Republic Segment EBITDA	11,002	9,846	1,156
Slovak Republic Segment EBITDA Margin	25%	25%	0%

•
Net Revenues for the nine months ended September 30, 2005 increased by 12% compared to the nine months ended September 30, 2004. This was primarily due to the weakening of the US dollar compared to the Slovak koruna. In local currency, revenues were 4% greater than the nine months ended September 30, 2004 as a result of increased spending by the telecommunication sector and some smaller client campaigns being brought forward from fourth quarter to third quarter.

•
Slovak Republic Segment EBITDA for the nine months ended September 30, 2005 increased by 12% compared to the nine months ended September 30, 2004, to deliver a Segment EBITDA margin of 25%. In local currency, Segment EBITDA increased by 4%.

Costs charged in arriving at Segment EBITDA in the nine months ended September 30, 2005 increased by 12% compared to the nine months ended September 30, 2004. In local currency, costs charged in arriving at Segment EBITDA increased by 4%. The cost of programming increased by US$ 0.6 million or 4% primarily due to the additional costs of new locally produced shows. Other operating costs increased by US$ 1.5 million or 16% which is due in part to the weakening of the US dollar compared to the Slovak koruna. Selling, general and administrative costs increased by US$ 1.5 million or 27% due to an increase in marketing costs to promote reality shows and a reversal, in the nine months ended September 30, 2004, of a US$ 1.1 million provision for a shareholder disagreement following its resolution.

Index

(E)	SLOVENIA

Market Background: During 2004 the television advertising market grew by approximately 9% in local currency and 10% in US dollars. Slovenia acceded to the EU in May 2004 and the majority of sales are Euro-denominated. The TV advertising market is expected to show no growth in 2005.

Our channels POP TV and KANAL A were first and fourth (of four stations) in the market based on national all-day audience shares of 27% and 9%, respectively, during the first nine months of 2005. The main competitors are state broadcasters SLO1 and SLO2, with national all-day audience shares of 25% and 9%, respectively, during the same period.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Slovenian Net Revenues	7,655	7,576	79
Slovenian Segment EBITDA	1,032	1,073	(41)
Slovenian Segment EBITDA Margin	13%	14%	(1)%

•
Net Revenues for the three months ended September 30, 2005 increased by 1% compared to the three months ended September 30, 2004. This is due to limited growth in non-core advertising revenues such as internet and short messaging services revenues. In local currency, net revenue also increased by 1%.

•
Slovenian Segment EBITDA for the three months ended September 30, 2005 decreased by 4% compared to the three months ended September 30, 2004 to deliver a Segment EBITDA margin of 13%. This decrease reflects changes in exchange rates, as in local currency Segment EBITDA increased by 3%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2005 increased by 2% compared to the three months ended September 30, 2004. In local currency, costs charged in arriving at Segment EBITDA increased by 1%. Programming costs increased by US$ 0.1 million or 3%. Other operating costs increased by US$ 0.2 million or 7%. This increase is due to income tax law changes that increased social insurance costs for employers. These were partially offset by savings in selling, general and administrative costs.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement

Slovenian Net Revenues	31,509	30,984	525
Slovenian Segment EBITDA	10,202	11,860	(1,658)
Slovenian Segment EBITDA Margin	32%	38%	(6%)

•
Net Revenues for the nine months ended September 30, 2005 increased by 2% compared to the nine months ended September 30, 2004. This is due to the weakening of the US dollar compared to the Slovenian tolar. In local currency, net revenue decreased by 2% as a result of reduced advertising expenditure by cellular telephone operators and increased price competition from state television.

Index

•
Slovenian Segment EBITDA for the nine months ended September 30, 2005 decreased by 14% compared to the nine months ended September 30, 2004 to deliver a Segment EBITDA margin of 32%. In local currency, Segment EBITDA decreased by 17%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2005 increased by 11% compared to the nine months ended September 30, 2004. In local currency, costs charged in arriving at Segment EBITDA increased by 7%. Programming costs increased by US$ 0.2 million or 2%. Other operating costs increased by US$ 1.8 million or 25%. The introduction of a new employment law that significantly increased social insurance costs for employers, resulted in an increase of US$ 1.3 million in staff costs. Transmission costs increased by US$ 0.5 million mainly as a result of a US$ 0.4 million provision write back in the first three months of 2004. Selling, general and administrative costs increased by US$ 0.2 million or 5% as a result of increases in office and facilities costs.

(F)	UKRAINE

Market Background: During 2004 the television advertising market, where sales are denominated primarily in US dollars, showed growth of approximately 24% and we expect the television advertising market will continue to grow between 25% and 30% during 2005.

Following the award of a license for nine additional broadcasting hours in July 2004, STUDIO 1+1 increased its broadcasting time from 15 to 24 hours per day in September 2004. STUDIO 1+1 was second (of five stations) based on a national all-day audience share of 20% for the first nine months of 2005. The main competitors of STUDIO 1+1 are two privately owned channels: Inter, with a national all-day audience share of 26%, and Novij Kanal, with 9%.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Ukrainian Net Revenues	13,208	9,930	3,278
Ukrainian Segment EBITDA	2,483	(342)	2,825
Ukrainian Segment EBITDA Margin	19%	(3)%	22%

•
Net Revenues for the three months ended September 30, 2005 increased by 33% compared to the three months ended September 30, 2004. This is due to increased volume of advertising sales resulting from broadcasting a 24-hour schedule following the award of a nine-hour license in July 2004 and increased sell out rate. Sponsorship has also increased year on year due to more active management and additional devoted internal resources. Together these have more than compensated for the decrease in prime-time ratings for STUDIO 1+1 during the period.

•	Ukrainian Segment EBITDA for the three months ended September 30, 2005 increased by US$ 2.8 million compared to the three months ended September 30, 2004, to deliver a Segment EBITDA margin of 19%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2005 increased by 4% compared to the three months ended September 30, 2004. Other operating costs increased by US$ 1.3 million or 62% partly due to US$ 0.6 million of broadcasting costs from transmitting an additional nine hours in the schedule and increased transmission charges from the state transmission agency. Additionally, restructuring of independent contractor arrangements resulted in increased employee-related taxation costs adding a further US$ 0.7 million to other operating costs. Selling, general and administrative expenses remained similar to the same period in 2004.

Index

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Ukrainian Net Revenues	44,747	35,284	9,463
Ukrainian Segment EBITDA	9,768	8,910	858
Ukrainian Segment EBITDA Margin	22%	25%	(3)%

•
Net Revenues for the nine months ended September 30, 2005 increased by 27% compared to the nine months ended September 30, 2004. This is due to increased volume of advertising sales resulting from broadcasting a 24-hour schedule following the award of a nine-hour license in July 2004, as well as an increase in sponsorship sales. Market growth and revenue generated from a full 24-hour schedule has offset a decrease in prime-time ratings for STUDIO 1+1 during the period.

•	Ukrainian Segment EBITDA for the nine months ended September 30, 2005 increased by 10% compared to the nine months ended September 30, 2004 resulting in a Segment EBITDA margin of 22%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2005 increased by 33% compared to the nine months ended September 30, 2004. The cost of programming increased by US$ 3.5 million or 21% due to volume requirements for the nine additional broadcast hours and increases in the cost of foreign acquired programming. Other operating costs increased by US$ 3.8 million primarily as a result of increased charges from the state transmission agency. The increases are partly due to price increases and partly due to the extra nine hours of transmission. Additionally, restructuring of independent contractor arrangements resulted in increased employee-related taxation costs, contributing a further US$ 1.8 million to other operating costs. Selling, general and administrative expenses increased by US$ 1.3 million or 27% primarily due to an increase in rent and facilities costs of US$ 1.0 million and a US$ 0.2 million increase in bad debt provisions. Rent and facilities costs increased due to an extra facility being operated since May 2005 to accommodate an increased number of locally produced programs as well as to inflation linked increases.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and nine months ended September 30, 2005 and 2004 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(US$ 000's)
	2005	2004	2005	2004
Production expenses	$22,475	$6,764	$45,942	$18,812
Program amortization	17,995	10,502	48,931	28,017
Cost of programming	$40,470	$17,266	$94,873	$46,829

The amortization of acquired programming for each of our consolidated operations and for the Slovak Republic (MARKIZA TV) for the three and nine months ended September 30, 2005 and 2004 is set out in the table below. For comparison the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming by our operations in Croatia, the Czech Republic, Romania, Slovenia and Ukraine is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

Index

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(US$ 000's)
	2005	2004	2005	2004
Program amortization:
Croatia (NOVA TV)	$2,970	$1,625	$10,670	$1,625
Czech Republic (TV NOVA)	6,375	-	9,324	-
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	3,491	3,759	12,636	12,153
Slovenia (POP TV and KANAL A)	1,030	1,042	3,257	3,697
Ukraine (STUDIO 1+1)	4,129	4,076	13,044	10,542
	17,995	10,502	48,931	28,017
Slovak Republic (MARKIZA TV)	1,983	2,116	5,215	6,627
	$19,978	$12,618	$54,146	$34,644

Cash paid for programming:
Croatia (NOVA TV)	$8,537	$1,740	$14,016	$1,740
Czech Republic (TV NOVA)	7,614	-	14,422	-
Romania (PRO TV, ACASA and PRO TV INTERNATIONAL)	9,240	2,548	28,850	15,923
Slovenia (POP TV and KANAL A)	1,305	1,159	4,185	3,766
Ukraine (STUDIO 1+1)	4,820	7,680	15,596	16,106
	31,516	13,127	77,069	37,535
Slovak Republic (MARKIZA TV)	2,197	2,199	7,446	5,898
	$33,713	$15,326	$84,515	$43,433

IV.	Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended September 30, 2005 compared to three months ended September 30, 2004

	Consolidated Net Revenues
	For the Three Months Ended September 30, (US $000's)
	2005	2004	Movement
Croatia	$4,183	$3,740	$443
Czech Republic	40,883	-	40,883
Romania	21,138	15,297	5,841
Slovenia	7,655	7,576	79
Ukraine	13,208	9,930	3,278
Total Consolidated Net Revenues	$87,067	$36,543	$50,524

Our consolidated net revenues increased by 138% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to the inclusion of:

•	US$ 40.9 million of net revenues from our Czech Republic operations following the acquisition in May 2005 as described in "III. Analysis of Segment Results".

Index

The increase is also attributable to:

•	A 12% increase in the net revenues of our Croatian operations, which had been acquired on July 16, 2004, as described in "III. Analysis of Segment Results";

•	A 38% increase in the net revenues of our Romanian operations as described in "III. Analysis of Segment Results";

•	A 1% increase in the net revenues of our Slovenian operations as described in “III. Analysis of Segment Results"; and

•	A 33% increase in the net revenues of our Ukrainian operations as described in "III. Analysis of Segment Results".

IV (b) Net Revenues for the nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	Consolidated Net Revenues
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Croatia	$16,791	$3,740	$13,051
Czech Republic	88,647	-	88,647
Romania	66,786	47,269	19,517
Slovenia	31,509	30,984	525
Ukraine	44,747	35,284	9,463
Total Consolidated Net Revenues	$248,480	$117,277	$131,203

Our consolidated net revenues increased by 112% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to the inclusion of:

•	US$ 88.6 million of net revenues from our Czech Republic operations following the acquisition in May 2005 as described in "III. Analysis of Segment Results".

The increase is also attributable to:

•	A 349% increase in the net revenues of our Croatian operations, which had been acquired on July 16, 2004, as described in "III. Analysis of Segment Results";

•	A 41% increase in the net revenues of our Romanian operations as described in "III. Analysis of Segment Results";

•	A 2% increase in the net revenues of our Slovenian operations as described in “III. Analysis of Segment Results"; and

•	A 27% increase in the net revenues of our Ukrainian operations as described in "III. Analysis of Segment Results".

Index

IV (c) Station Operating Costs and Expenses for the three months ended September 30, 2005 compared to three months ended September 30, 2004

	Consolidated Station Operating Costs and Expenses
	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Croatia	$7,910	$4,140	$3,770
Czech Republic	29,180	-	29,180
Romania	12,269	10,117	2,152
Slovenia	6,027	5,455	572
Ukraine	9,323	8,689	634
Total Consolidated Station Operating Costs and Expenses	$64,709	$28,401	$36,308

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 128% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to the inclusion of:

•	US$ 29.2 million of station operating costs from our Czech Republic operations, which were acquired in May 2005.

The increase is also attributable to:

•
A 91% increase in the station operating costs and expenses of our Croatian operations primarily due to the investment in programming necessary to increase ratings and audience share, increased transmission costs resulting from greater transmission coverage as well as the comparable 2004 operating costs and expenses only being from the date of acquisition on July 16, 2004;

•
A 21% increase in the station operating costs and expenses of our Romanian operations primarily due to the increased cost of acquired programming. Salary costs, which are generally payable in local currency, also increased by 16% due to the appreciation of local currency against the US dollar;

•
A 10% increase in operating costs and expenses in our Slovenian operation primarily due to the introduction of new employment law that has resulted in significantly higher social insurance costs for employers. Salary costs are therefore 13% higher for the three months ended September 30, 2005; and

•
A 7% increase in the station operating costs and expenses of our Ukrainian operations. This is primarily due to a 53% increase in broadcasting costs associated with broadcasting a 24-hour schedule following the award of a nine-hour license in July 2004 and a 71% increase in staff costs due to increased employee-related taxation costs from restructuring independent contractor arrangements. These increases were partially offset by a 13% saving on programming costs in the period.

Index

IV (d) Station Operating Costs and Expenses for the nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	Consolidated Station Operating Costs and Expenses
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Croatia	$22,716	$4,140	$18,576
Czech Republic	45,734	-	45,734
Romania	37,585	30,719	6,866
Slovenia	19,514	17,048	2,466
Ukraine	29,960	22,326	7,634
Total Consolidated Station Operating Costs and Expenses	$155,509	$74,233	$81,276

Total station operating costs and expenses (including amortization of program rights and depreciation of fixed assets and other intangibles) increased by 109% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to the inclusion of:

•	US$ 45.7 million of station operating costs from our Czech Republic operations, which were acquired in May 2005.

The increase is also attributable to:

•
A 449% increase in the station operating costs and expenses of our Croatian operations primarily due to the investment in programming necessary to increase ratings and audience share, increased transmission costs resulting from greater transmission coverage as well as the comparable 2004 operating costs and expenses being from the date of acquisition on July 16, 2004 only;

•
A 22% increase in the station operating costs and expenses of our Romanian operations due to the increased cost of acquired programming as well as the extra programming and other costs of broadcasting Pro Cinema. Staff costs, which are generally payable in local currency, also increased by 30% due to the appreciation of local currency against the US dollar;

•
A 14% increase in the station operating costs and expenses of our Slovenian operations due to the introduction of a new employment law that has resulted in significantly higher social insurance costs for employers. Salary costs are therefore 24% higher for the nine months ended September 30, 2005; and

•
A 34% increase in the station operating costs and expenses of our Ukrainian operations. This is primarily due to increased programming acquisition and broadcasting costs associated with broadcasting a 24-hour schedule following the award of a nine-hour license in July 2004. Staff costs also increased by 77% primarily due to increased employee-related taxation costs from restructuring independent contractor arrangements.

Index

IV (e) Station Selling, General and Administrative Expenses for the three months ended September 30, 2005 compared to three months ended September 30, 2004

	Consolidated Station Selling, General and Administrative Expenses
	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Croatia	$1,975	$1,811	$164
Czech Republic	5,539	-	5,539
Romania	2,101	1,517	584
Slovenia	1,298	1,450	(152)
Ukraine	1,853	1,898	(45)
Total Consolidated Station Selling, General and Administrative Expenses	$12,766	$6,676	$6,090

Station selling, general and administrative expenses increased by 91% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to the inclusion of:

•	US$ 5.5 million of station selling, general and administrative expenses from our Czech Republic operations, which were acquired in May 2005.

The increase is also attributable to:

•
A 9% increase in the station selling, general and administrative expenses of our Croatian operations primarily as a result of the cost of the market re-launch of the station and increased on- and off-air promotion; and

•
A 38% increase in the station selling, general and administrative expenses of our Romanian operations primarily as a result of an increase in office and facilities costs and a reversal of the bad debt provision in the three months ended September 30, 2004 which resulted in a write back in that period.

Partially offset by:

•	A 10% decrease in the station selling, general and administrative expenses of our Slovenian operations; and

•	A 2% decrease in the station selling, general and administrative expenses of our Ukrainian operations.

IV (f) Station Selling, General and Administrative Expenses for the nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	Consolidated Station Selling, General and Administrative Expenses
	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Croatia	$5,754	$1,811	$3,943
Czech Republic	10,845	-	10,845
Romania	5,909	4,520	1,389
Slovenia	3,478	3,298	180
Ukraine	6,270	4,931	1,339
Total Consolidated Station Selling, General and Administrative Expenses	$32,256	$14,560	$17,696

Index

Station selling, general and administrative expenses increased by 122% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to the inclusion of:

•	US$ 10.8 million of station selling, general and administrative expenses from our Czech Republic operations, which were acquired in May 2005.

The increase is also attributable to:

•
A 218% increase in the station selling, general and administrative expenses of our Croatian operations primarily as a result of the cost of re-launching the station and increased on- and off-air promotion;

•
A 31% increase in the station selling, general and administrative expenses of our Romanian operations primarily due to increased rent and office costs of US$ 0.8 million and bad debt provisions increasing by US$ 0.3 million. The increase in bad debt provisions is partially due to a reversal of bad debt provisions in the first nine months of 2004 which resulted in a credit for that period;

•	A 5% increase in the station selling, general and administrative expenses of our Slovenian operations mainly due to increases in office and facilities costs; and

•
A 27% increase in the station selling, general and administrative expenses of our Ukrainian operations due to an increase in rent and facilities costs of US$ 1.0 million and a bad debt provision increase of US$ 0.2 million. The rent and facilities cost increase is due to an extra site being operated since May 2005. Taxes have increased US$ 0.2 million due to unrecoverable VAT charges as a result of a change in tax legislation.

IV (g) Consolidated results excluding net revenues, station operating costs and expenses and station selling, general and administrative expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004

	For the Three Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Corporate operating costs (including non-cash stock-based compensation)	4,800	8,202	(3,402)

Interest income	1,716	960	756
Interest expense	(11,574)	(599)	(10,975)
Foreign currency exchange gain, net	856	1,133	(277)
Other expense	(840)	(159)	(681)
Provision for income taxes	(2,206)	(1,120)	(1,086)
Minority interest in (income)/loss of consolidated subsidiaries	1,037	(153)	1,190
Equity in income/(loss) of unconsolidated affiliates	(63)	84	(147)
Post-tax (loss)/income from discontinued operations	(3,332)	943	(4,275)

Index

Corporate operating costs for the three months ended September 30, 2005 decreased by US$ 3.4 million compared to the three months ended September 30, 2004 as detailed below:

	For the Three Months Ended September 30, (US $000's)
	2005	2004	Movement
Corporate operating costs	$4,184	$5,492	$(1,308)
Non-cash stock-based compensation	616	2,710	(2,094)
Corporate operating costs (including non-cash stock-based compensation)	$4,800	$8,202	$(3,402)

For the three months ended September 30, 2005, corporate operating costs (excluding stock-based compensation) decreased by US$ 1.3 million compared to the three months ended September 30, 2004.

Stock-based compensation for the three months ended September 30, 2005 decreased by US$ 2.1 million compared to the three months ended September 30, 2004 primarily due to the final remaining stock options accounted for under FIN 44 being exercised during May 2005. (for further information, see Item 1, Note 15, “Stock-based Compensation”).

Interest income increased by US$ 0.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily as a result of interest earned by our operations in the Czech Republic.

Interest expense increased by US$ 11.0 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily as a result of the issuance of our Euro 245 million (approximately US$ 295.4 million) 8.25% Senior Notes and Euro 125 million (approximately US$ 150.7 million) floating rate Senior Notes on May 5, 2005.

Foreign currency exchange: For the three months ended September 30, 2005 we recognized a US$ 0.9 million gain primarily as a result of the strengthening of the US dollar against the Euro currency during the three month period. Our fixed and floating rate Senior Notes are denominated in Euros. For the three months ended September 30, 2004 we recognized a US$ 1.1 million gain.

Other expense for the three months ended September 30, 2005 was US$ 0.8 million compared to US $0.2 million for the three months ended September 30, 2004.

Provision for income taxes: Provision for income taxes was US$ 2.2 million for the three months ended September 30, 2005 compared to US$ 1.1 million for the three months ended September 30, 2004. The increase is primarily as a result of a higher current year tax charge in Romania due in part to the utilization of previously incurred tax losses in the three months ended September 30, 2004.

Minority interest in loss of consolidated subsidiaries: For the three months ended September 30, 2005, minority interest in the loss of consolidated subsidiaries was US$ 1.0 million. This is primarily due to the minority share of the net loss in our operations in the Czech Republic for the three months ended September 30, 2005. For the three months ended September 30, 2004 minority interest in the income of consolidated subsidiaries was US$ 0.2 million.

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

Index

Equity in income/(loss) of unconsolidated affiliates for the three months ended September 30, 2005 decreased by US$ 0.1 million compared to the three months ended September 30, 2004 as detailed below:

	For the Three Months Ended September 30, (US $000's)
	2005	2004	Movement
Slovak Republic operations	$71	$153	$(82)
Romanian operations	(134)	(69)	(65)
Equity in income/(loss) of unconsolidated affiliates	$(63)	$84	$(147)

Discontinued operations: The amounts charged to the consolidated income statement are in respect of our withdrawal from operations in the Czech Republic during 2003 (for further information, see the Dutch tax paragraph in Item 1, Note 16, “Commitments and Contingencies”).

IV (h) Consolidated results excluding net revenues, station operating costs and expenses and station selling, general and administrative expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

	For the Nine Months Ended September 30, (US$ 000's)
	2005	2004	Movement
Corporate operating costs (including non-cash stock-based compensation)	15,982	20,426	(4,444)
Impairment charge	35,331	-	35,331
Interest income	3,354	3,200	154
Interest expense	(18,305)	(1,484)	(16,821)
Foreign currency exchange gain/(loss), net	30,286	(789)	31,075
Other expense	(4,529)	(940)	(3,589)
Provision for income taxes	(8,112)	(8,059)	(53)
Minority interest in income of consolidated subsidiaries	(3,644)	(610)	(3,034)
Equity in income of unconsolidated affiliates	4,820	5,283	(463)
Post-tax income from discontinued operations	(5,376)	898	(6,274)

Corporate operating costs for the nine months ended September 30, 2005 decreased by US$ 4.4 million compared to the nine months ended September 30, 2004 as detailed below:

	For the Nine Months Ended September 30, (US $000's)
	2005	2004	Movement
Corporate operating costs	$13,684	$13,463	$221
Non-cash stock-based compensation	2,298	6,963	(4,665)
Corporate operating costs (including non-cash stock-based compensation)	$15,982	$20,426	$(4,444)

For the nine months ended September 30, 2005, corporate operating costs (excluding stock-based compensation) increased by US$ 0.2 million compared to nine months ended September 30, 2004.

Stock-based compensation for the nine months ended September 30, 2005 decreased by US$ 4.7 million compared to the nine months ended September 30, 2004 primarily due to the final remaining stock options accounted for under FIN 44 being exercised during May 2005. (for further information, see Item 1, Note 15, “Stock-based Compensation”).

Index

Impairment charge: In the nine months ended September 30, 2005, we recognized an impairment charge of US$ 35.3 million with respect to our Croatian operations (for further information see Item 1, Note 6, “Impairment Charge”).

Interest income increased by US$ 0.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Interest expense increased by US$ 16.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of the issuance of our Euro 245 million (approximately US$ 295.4 million) 8.25% Senior Notes and Euro 125 million (approximately US$ 150.7 million) floating rate Senior Notes on May 5, 2005.

Foreign currency exchange: For the nine months ended September 30, 2005 we recognized a US$ 30.3 million gain compared to US$ 0.8 million loss for the nine months ended September 30, 2004. This is primarily a result of the weakening of the Euro currency, the currency in which our fixed and floating rate Senior Notes are denominated, against the US dollar currency during the period.

Other expense for the nine months ended September 30, 2005 increased by US$ 3.6 million compared to the nine months ended September 30, 2004 primarily as a result of the bridge financing commitment fees of US$ 3.4 million relating to the TV Nova (Czech Republic) Group acquisition.

Provision for income taxes: Provision for income taxes was US$ 8.1 million for the nine months ended September 30, 2005 compared to US$ 8.1 million for the nine months ended September 30, 2004. Although there is no overall change, the nine months ended September 30, 2005 includes a tax credit of US$ 5.1 million with respect to our Croatian operations (for further information see Item 1, Note 6, “Impairment Charge”) offset by an income tax provision of US$ 5.0 million in respect of the TV Nova (Czech Republic) Group.

Minority interest in income of consolidated subsidiaries: For the nine months ended September 30, 2005, minority interest in the income of consolidated subsidiaries was US$ 3.6 million. This includes US$ 0.7 million with regard to our Czech Republic operations which related primarily to the minority interests held by Mr. Krsak prior to our acquisition of his shares on May 27, 2005 and by PPF prior to our exercise of our call option to acquire its shares in the TV Nova (Czech Republic) Group on May 31, 2005. For the nine months ended September 30, 2004 minority interest in the income of consolidated subsidiaries was US$ 0.6 million.

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

Equity in income of unconsolidated affiliates for the nine months ended September 30, 2005 decreased by US$ 0.5 million compared to the nine months ended September 30, 2004 as detailed below:

	For the Nine Months Ended September 30, (US $000's)
	2005	2004	Movement
Slovak Republic operations	$5,030	$4,966	$64
Romanian operations	(210)	317	(527)
Equity in income of unconsolidated affiliates	$4,820	$5,283	$(463)

Discontinued operations: The amounts charged to the consolidated income statement are in respect of our withdrawal from our Czech operations in 2003 (for further information, see the Dutch tax paragraph in Item 1, Note 16, “Commitments and Contingencies”).

Index

IV (i)	Consolidated balance sheet as at September 30, 2005 compared to December 31, 2004

Following the acquisition of the TV Nova (Czech Republic) Group and with respect to our consolidated balance as at September 30, 2005, our consolidated current assets increased by US$ 23.0 million, our consolidated non-current assets increased by US$ 939.5 million, our consolidated current liabilities increased by US$ 86.8 million (US$ 40.3 million of which is included in accounts payable and accrued liabilities) and our consolidated non-current liabilities increased by US$ 539.2 million. In addition to this we have recorded US$ 763.9 million of goodwill and US$ 24.5 million of deferred consideration in our consolidated balance sheet as at September 30, 2005 (for further information, see Part 1, Note 5, "Acquisitions and Disposals").

V.	Liquidity and Capital Resources

Summary

As at September 30, 2005, we had US$ 100.4 million of unrestricted cash and cash equivalents compared to US$ 152.6 million as at December 31, 2004. The principal reasons for the decrease of US$ 52.2 million are as follows:

•	Receipt of approximately US$ 682 million (net of fees) from the issuance of Senior Notes and a public offering of 5.4 million shares of our Class A Common Stock;
•
Approximately US$ 733 million, including US$ 492 million repayment of notes to PPF on May 5, 2005, was applied toward the purchase of the interests in TV Nova (Czech Republic) held by PPF and Mr. Krsak (for further information, see Item 1, Note 5, "Acquisitions and Disposals");

•
The reclassification of US$ 25 million to restricted cash, representing money held in escrow as the second and final payment to Mr. Krsak (for further information, see Item 1, Note 5, "Acquisitions and Disposals");

•	The addition of US$ 42 million held in our Czech Republic operations which were consolidated for the first time as at June 30, 2005;
•	A payment of US$ 20 million in connection with the 5% increase in our holding of our Romanian operations (for further information, see Item 1, Note 5, "Acquisitions and Disposals");
•	A payment of US$ 5 million in connection with our acquisition of Galaxie Sport (for further information, see Item I, Note 5, “Acquisitions and Disposals”); and
•	A further payment of Euro 4.7 million (approximately US$ 6 million) to acquire the remaining 3.15% interest in Pro Plus (for further information, see Item 1, Note 5, " Acquisitions and Disposals”).

Contractual Cash Obligations

Our future contractual obligations as of September 30, 2005 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$717,545	$41,645	$72,206	$72,170	$531,524
Capital Lease Obligations	6,143	893	960	938	3,352
Operating Leases	15,899	7,107	6,907	1,613	272
Unconditional Purchase Obligations	37,789	32,469	5,223	97	-
Other Long-Term Obligations (2)	62,576	3,142	58,434	1,000	-
Total Contractual Obligations	$839,952	$85,256	$143,730	$75,818	$535,148

(1) Long-term debt includes both principal and interest payments. Future interest payable on variable rate debt is calculated using the interest rates prevailing as at September 30, 2005.

(2) Other long-term obligations include the settlement liability (for further information, see Item 1, Note 10, “Settlement Liability”).

Index

At September 30, 2005, we had the following debt:

(1)
Senior notes in the aggregate principal amount of Euro 370 million (approximately US$ 446.1 million), consisting of Euro 245 million (approximately US$ 295.4 million) 8.25% Senior Notes due 2012 and Euro 125 million (approximately US$ 150.7 million) floating rate Senior Notes due 2012, which have been issued at a rate equal to six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.5% (EURIBOR - 6 month as at September 30, 2005 was 2.1%) (for further information see Part 1, Note 11, “Senior Notes”).

(2)
Mag Media, CP 2000 and CET 21 have two credit facilities of up to an aggregate of CZK 1,100 million (approximately US$ 44.8 million) with Ceska Sporitelna, a.s. (“CS”) and Factoring Ceska Sporitelna, a.s., a subsidiary of CS. One facility is a CZK 850 million (approximately US$ 34.6 million) facility for factoring trade receivables of Mag Media (US$ nil drawn as at September 30, 2005) and the second is a working capital facility of up to CZK 700 million (approximately US$ 28.5 million); provided that the aggregate borrowing under both facilities does not exceed CZK 1,100 million (approximately US$ 44.8 million). As at September 30, 2005, no trade receivables were sold by Mag Media and CZK 250 million (approximately US$ 10.2 million) has been drawn under the working capital facility and bears a variable interest rate of the three-month Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.8% (PRIBOR - 3 month rate as at September 30, 2005 was 1.8%). On October 27, 2005 these two facilities were replaced by a credit facility of up to Czk 1,200 million with CS (for further information see Item 1, Note 18, "Subsequent Events").

(3)
A revolving facility agreement (the “Revolver”) for up to Euro 37.5 million (approximately US$ 45.2 million) in aggregate principal amount among Pro Plus, ING Bank N.V. (“ING”), Nova Ljubljanska Banka d.d., Ljubljana (“NLB”) and Bank Austria Creditanstalt d.d., Ljubljana (“BACA”). This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest initially at EURIBOR plus 3.6%. The applicable margin may be reduced (by increments of 0.5% to a minimum of 2.1%) if Pro Plus exceeds certain benchmarks for the ratio of net debt to broadcasting cash flow. As of September 30, 2005, Pro Plus has not drawn down on this facility, but drew-down Euro 2.5 million (approximately US$ 3.0 million) on October 14, 2005 and Euro 17.5 million (approximately US$ 21.1 million) on October 17, 2005. Pro Plus repaid its previous facility of up to Euro 8.0 million (approximately US$ 9.6 million) with NLB and BACA on August 16, 2005.

(4)
A loan of SKK 187 million (approximately US$ 5.8 million) (December 31, 2004: SKK 187 million, approximately US$ 6.6 million) from our non-consolidated affiliate, STS. This loan bears a variable interest rate of the Bratislava Inter-Bank Offered Rate (“BRIBOR”) 3 month rate plus 2.2% (BRIBOR - 3 month as at September 30, 2005 was 2.9%). We expect this loan to be repaid before December 1, 2005.

(5)
A total of Euro 0.8 million (approximately US$ 1.0 million) was drawn down on three loan agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the EURIBOR 3 month rate plus 2.5%. As at September 30, 2005 a rate of 4.65% applied to these loans. These loan facilities are secured by the real property and fixed assets of OK, which as at September 30, 2005 have a carrying amount of approximately US$ 1.3 million. Principal payments of Euro 0.1 million (approximately US$ 0.1 million) were made on these loans in 2005.

(6)
An amount of Euro 0.02 million (approximately US$ 0.02 million) was drawn down on a fourth loan agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25%.

(7)
Euro 0.2 million (approximately US$ 0.2 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of the EURIBOR 3 month rate plus 3.0%. As at September 30, 2005 a rate of 5.15% applied to this loan. Principal payments of Euro 0.1 million (approximately US$ 0.1 million) were made on these loans in 2005.

In addition to the above, our non-consolidated affiliate STS had the following loan:

(1)
On July 24, 2002 STS obtained from Vseobecna uverova banka, a.s. ("VUB") a mid-term facility of SKK 100 million (approximately US$ 3.1 million). This facility matures in December 2005, and bears a variable interest rate of the BRIBOR 3 month rate plus 1.7% (BRIBOR - 3 month as at September 30, 2005 was 2.9%). The outstanding balance on this loan is SKK 75 million (approximately US$ 2.3 million) and is secured by a pledge of certain fixed and current assets. The nominal value of receivables under pledge according to the contract is US$ 2.3 million.

Index

As at September 30, 2005, we had commitments in respect of future programming (included within "Unconditional Purchase Obligations" in the chart above) of US$ 36.7 million (December 31, 2004: US$ 18.1 million). This includes contracts signed with license periods starting after September 30, 2005.

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities (see Item 1, Note 16, “Commitments and Contingencies”) and the settlement liability of CZK 1.26 billion (approximately US$ 51.5 million) among the PPF Group, CET 21 and CNTS. The payment schedule for the settlement liability provides for payments through 2007 and unpaid amounts bear interest at a rate of 8.5% per annum on the unpaid balance (see Item 1, Note 10, “Settlement Liability”).

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

As at September 30, 2005 and December 31, 2004 the operations had the following unsecured balances owing to their respective holding companies:

	As at September 30, 2005	As at December 31, 2004
Country	(US $ 000’s)
Croatia	$34,040	$11,087
Czech Republic	452,711	-
Romania	32,358	37,109
Slovak Republic	70	-
Slovenia	40	1,590
Ukraine	11,163	13,459
Total	$530,382	$63,245

Prior to making investments in associated companies, borrowing or repayment of third party overdraft or debt, or payments to corporate in excess of current year recharges, our continuing consolidated operating stations, excluding Croatia and the Czech Republic, generated cash of US$ 23.5 million during the first nine months of 2005 compared to US$ 15.0 million in the first nine months of 2004. Our Croatian operations utilized US$ 21.7 million of cash during the first nine months of 2005 and our Czech Republic operations have generated cash of US$ 27.9 million since acquisition. STS, our equity accounted affiliate, generated cash of US$ 10.9 million the first nine months of 2005 compared to US$ 12.1 million for the first nine months of 2004.

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

Our future cash needs will depend on our overall financial performance, our ability to service the indebtedness incurred under the Senior Notes as well as any future investment and development decisions. Our ability to raise further funds through external debt facilities depends on our satisfaction of a leverage ratio under the Senior Notes. In the short-term we are able to fund our operations from our current cash resources and forecast sufficient cash flow in the medium-term.  To give us further financial flexibility, on July 29, 2005, Pro Plus (Slovenia) entered into a revolving facility for Euro 37.5 million (approximately US$ 45.2 million) for general corporate purposes. We drew-down Euro 2.5 million (approximately US$ 3.0 million) on October 14, 2005 and Euro 17.5 million (approximately US$ 21.1 million) of this facility on October 17, 2005.

Index

In connection with our on-going review of our Croatian operations and following a strategic assessment of the performance of Nova TV (Croatia) undertaken during the second quarter, we modified our strategy for Croatia in late June 2005. This new strategy requires higher current expenditures than had been planned prior to the strategic assessment in order to secure our audience and market share targets. In order to achieve these targets, we increased our budget for the acquisition of higher quality foreign and domestic programming for 2005 and 2006, for marketing and promotion (including improvements to the on-air look of Nova TV (Croatia)) and accelerated investment for the extension of our technical reach. We expect the increase in funding required to support NOVA TV (Croatia) to be in excess of US$ 27 million during 2005. We expect that our Croatian operations will approach EBITDA break-even in 2007.

We expect that cash balances, internally generated cash flow, the proceeds of any potential public equity offerings and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other financial obligations for the next 12 months.

Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 (approximately US$ 5.4 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties which were not paid. On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to SIT 636,800,000 (approximately US$ 3.2 million) in aggregate principal amount. Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities defer the demand for payment until a final judgment has been issued. The tax authorities agreed to defer its demand for payment until a final decision on the matter had been reached. On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities. The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. We do not have a provision in our financial statements in relation to this legal action.

Regulatory Environment

Our revenue generating operations are located in Central and Eastern Europe, namely Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine. These markets have economic, legal and tax systems, standards of corporate governance, business practices and political systems that continue to develop. Government policies could be altered significantly, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting economic, political or social life. Legal and regulatory systems could be subject to political pressures. These markets present different risks from those posed by investments in developed markets, including potential instability, legal and economic risks, potential political influence on media, inconsistent application of tax and legal regulations, and other general business risks.

Off-Balance Sheet Arrangements

None.

Index

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

On May 2, 2005, we made an inter-company loan of US$ 465.5 million to a 100% wholly-owned subsidiary holding our investment in the Czech Republic. This loan was converted to CZK 11,425 million during the second quarter and CZK 738 million (US$ 30.5 million at August 25, 2005) of this balance was capitalized as equity on August 25, 2005. The loan has a balance of CZK 10,687 million (US$ 435.6 million) as of September 30, 2005.

During the nine months ended September 30, 2005, a foreign exchange adjustment of negative US$ 17.4 million arose on inter-company foreign currency transactions, primarily consisting of this inter-company loan. As these transactions are long-term in nature as contemplated by SFAS 52 “Foreign Currency Translation” (“SFAS 52”) paragraph 20 (b), the foreign exchange adjustments are reported in the same manner as translation adjustments in “Other Comprehensive Income”, a separate component of equity. Foreign exchange adjustments on inter-company transactions that are not long-term in nature are included in our determination of net income.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We engage in activities that expose us to various market risks, including the effects of changes in foreign currency exchange rates and interest rates. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At September 30, 2005 we held no foreign exchange contracts.

Interest Rate Risk Management

As at September 30, 2005 we have nine tranches of debt that provide for interest at a spread above a base rate EURIBOR, BRIBOR and PRIBOR. A significant rise in the EURIBOR, BRIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations. As at September 30, 2004 we had two tranches of debt which were maintained with a variable interest rate.

Interest Rate Table as at September 30, 2005

Expected Maturity Dates	2005	2006	2007	2008	Thereafter

Total Debt in Euros 000's
Fixed Rate	-	-	12	-	245,000
Average Interest Rate	-	-	7.25%	-	8.25%
Variable Rate	-	223	-	-	125,797
Average Interest Rate	-	5.03%	-	-	7.63%

Total Debt in Skk 000's
Fixed Rate	-	-	-	-	-
Average Interest Rate	-	-	-	-	-
Variable Rate	187,000	-	-	-	-
Average Interest Rate	5.09%	-	-	-	-

Total Debt in Czk 000's
Fixed Rate	-	26,000	1,000,000	-	-
Average Interest Rate	-	8.50%	8.50%	-	-
Variable Rate	250,000	-	-	-	-
Average Interest Rate	3.60%	-	-	-	-

Index

Variable Interest Rate Sensitivity as at September 30, 2005

			Yearly interest charge if interest rates increase by (US$000s):
Value of Debt as at September 30, 2005 (US$ 000's)	Interest Rate as at September 30, 2005	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
151,943 (Euro 126.0 million)	4.65%-7.65%	$11,583	$13,103	$14,622	$16,141	$17,661	$19,180
5,804 (Skk 187 million)	5.09%	295	353	412	470	528	586
10,189 (Czk 250 million)	3.60%	367	469	571	672	774	876
Total		$12,245	$13,925	$15,605	$17,283	$18,963	$20,642

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

In the first quarter of 2005 we implemented a structured review process, which is ongoing, of the application of generally accepted accounting principles referred to in Item 9A, “Controls and Procedures” of our December 31, 2004 Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2005 as amended by our Form 10-K/A filed with the SEC on April 1, 2005. In conjunction with this we have engaged an independent registered public accounting firm to provide technical assistance in regard to the application of generally accepted accounting principles. There were no other changes in our internal controls over financial reporting that occurred in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Croatia

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53 million (approximately US$ 8.7 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68 million (approximately US$ 11.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. We do not believe that these counterclaims will prevail.

Czech Republic

Claims Relating to the Vilja Shareholding in CET 21

On May 20, 2002, Vilja, now our wholly-owned subsidiary, acquired its ownership interest in CET 21 from Messrs. Alan, Huncik and Venclik. On July 19, 2002, Peter Krsak, a shareholder of CET 21, filed a claim with the City Court in Prague challenging a number of CET 21 shareholder resolutions adopted by written consent (the “Krsak 2002 Petition”). In relevant part, his complaint included challenges to (1) a decision of the CET 21 shareholders of April 22, 2002 to approve the transfer by Messrs. Alan and Venclik of their ownership interests in CET 21 to Vilja and (2) a written resolution of the CET 21 shareholders on the redistribution of a 60% interest in CET 21 then held by the company itself. (This 60% interest had previously been held by Vladimir Zelezny, who had been forced to relinquish it in an enforcement proceeding against him following his default on a judgment adverse to him in another proceeding). These claims, in effect, constituted a challenge to the ownership by Vilja of a 52.075% ownership interest in CET 21.

On June 18, 2003, before the City Court had issued a decision in the Krsak 2002 Petition, CET 21 petitioned the City Court to approve, among other things, the registration of Vilja in the commercial register maintained by the City Court (the “Commercial Register”) as the owner of 52.075% of CET 21 (the “CET 21 Petition”).

Index

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

In connection with an extraordinary appeal filed by Mr. Krsak on August 8, 2003 the Commercial Register was lodged with the Supreme Court. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition on May 31, 2005 to withdraw this claim, and the court has confirmed that the proceedings in respect of this claim have been terminated. The Commercial Register was returned to the City Court in Prague as a result of the termination of the proceedings before the Supreme Court. On October 14, 2005, the City Court in Prague confirmed the registration of Vilja in the Commercial Register as the owner of 52.075% of CET 21. The decision has not yet become final.

Disposition of the CET 21 Interest Held by CET 21

Following an enforcement proceeding against Vladimir Zelezny in another matter, his 60% interest passed to CET 21. The CET 21 shareholder resolution based on a proposal dated July 4, 2002 provided for the redistribution of this 60% interest among Vilja, Krsak, CEDC and CS, the four remaining shareholders of CET 21. Only Vilja elected to participate in the redistribution of that interest; it acquired its pro rata portion of the 60% interest and thereby increased its ownership in CET 21 to 52.075% (from a 20.83% interest of an aggregate 40% interest then held by the four remaining shareholders). Neither Mr Krsak, who previously held a 16.67% interest in CET 21, or CS or CEDC, which each holds a 1.25% interest, participated in the redistribution. As a result, their pro rated portions of the 60% interest (equal to an aggregate 28.755% interest in CET 21) continue to be held by CET 21 itself. The preliminary injunction which had previously prohibited the disposition of this 28.755% interest ceased to exist as a result of termination of one of the lawsuits previously launched by Mr. Krsak. On October 14, 2005, the City Court in Prague confirmed the registration of CET 21 in the Commercial Register as the owner of this 28.755% interest. The decision has not yet become final. Following a final decision, we will decide on the disposition of this 28.755% interest.

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

Until Alan, Huncik and Venclik entered into transfer agreements with Vilja on May 20, 2002, they each held an interest in CET 21 (with 8.42% held by Alan, 4.34% by Huncik and 8.71% by Venclik). Following the decision of the City Court in Prague in respect of the Krsak 2002 Petition (which challenged the transfers by Alan and Venclik on the grounds that the interests being transferred to Vilja were inaccurately described), each of Alan, Huncik and Venclik entered into a second set of transfer agreements with Vilja intended to remedy any defects in the earlier transfer agreements. In addition, they and Gal entered into another set of agreements regulating, among other things, consideration for the interests transferred by Alan, Huncik and Venclik as well as their conduct in respect of the claim filed on May 7, 2003. Specifically, they undertook to withdraw this claim prior to any hearing. A hearing on this claim has been scheduled for November 25, 2005. The claim has not been withdrawn to date.

Claims Relating to the Interests of CS and CEDC in CET 21

On April 2, 2003, CS entered into an agreement with Vilja to transfer its 1.25% interest in CET 21 to Vilja. This transfer was approved by a resolution of the CET 21 shareholders adopted by written consent on May 16, 2003. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on August 8, 2003 to declare the shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The High Court in Prague decided on June 22, 2005 to return the file to the City Court in Prague for a formal decision on the withdrawal of the claim and termination of the proceeding. The City Court has not yet acted on this petition.

Index

CET 21 adopted a shareholder resolution by written consent on January 5, 2004 to approve the transfer of the 1.25% interest of CEDC in CET 21 to PPF. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on February 3, 2004 to declare this shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The High Court in Prague issued a resolution on August 1, 2005 confirming that the proceedings in respect of this petition have been terminated.

The consent of the Czech Media Council to the transfer of each of these 1.25% interests has been requested but has not yet been issued.

Other Claims

On January 25, 2005, Mr. Krsak filed on his own behalf and on behalf of CET 21 an action in the City Court in Prague against twenty-five parties, including PPF and its affiliates, CP 2000, Vilja, and certain former and current members of management. In his filing, Mr. Krsak is claiming damages to himself in the amount of approximately CZK 1.25 billion (approximately US$ 50.9 million) and on behalf of CET 21 in the amount of approximately CZK 7.5 billion (approximately US$ 305.7 million). The substance of this claim is that various entities and persons controlling CET 21 caused CET 21 damage by entering into agreements on disadvantageous terms with service companies related to such controlling person (such as CP 2000 and Mag Media).

Pursuant to the Krsak Agreement, Mr. Krsak filed a petition to withdraw this claim in May 2005 with the City Court in Prague. The City Court in Prague accepted this petition on May 31, 2005 and issued a resolution confirming that the proceedings have been terminated. This decision has not yet become final.

In December 2002, the Czech Republic Union of Authors (“OSA”), a collective administrator of copyright, filed an action against CET 21, claiming payment of CZK 46,764,055 plus interest for alleged unauthorized used of works from the OSA library. CET 21 has been attempting to negotiate a revised pricing structure with OSA since 2002 and has been paying advances on the licensing fee to OSA on an estimated basis pending final agreement of the amounts payable.At a hearing on September 19, 2005, the Municipal Court in Prague upheld OSA’s claim but has not yet issued a written decision outlining its rationale. We intend to vigorously contest this judgment and to continue to negotiate appropriate pricing with OSA, and have accrued for the amounts we expect to be ultimately payable.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises BV. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim. Accordingly, we have made no provision for this claim in our consolidated balance sheets as at September 30, 2005.

Index

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoiski filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr Kolomoiski is attempting to enforce what he alleges was a binding agreement with Mr. Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70 million and to transfer that interest to Mr. Kolomoiski on receipt of a prepayment of US$ 2 million. The lawsuit arises from abortive negotiations among Mr. Kolomoiski, Mr. Rodnyanksy and Boris Fuchsmann for the acquisition by Mr. Kolomoiski of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyanksy and Mr. Fuchsmann, subject to Mr. Kolomoiski assuming all of their obligations under our existing partnership arrangements. A preliminary hearing in the case took place on October 25, 2005 and the next hearing is scheduled for November 10, 2005. We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoiski and because any transfer would, in any event, breach Intermedia’s statutory and contractual consent and pre-emptive rights.

Index

Item 5.	Other Information

On October 28, 2005, we entered into an agreement with Pavol Rusko, providing for the purchase by us of his entire 34% interest in A.R.J. for consideration of approximately SKK 575 million (US$ 17.8 million). Approximately US$ 15.3 million will be payable on completion and approximately $2.5 million will be payable on May 31, 2006. On October 31, 2005, we entered into a material definitive agreement with Media Partner s.r.o. (“Media Partner”), Salis s.r.o., Jan Kovacik and Milan Fil’o, providing for the purchase by us of their entire 66% interest in A.R.J. a.s. (“A.R.J.”) for consideration of approximately US$ 10.7 million. Euro 7.0 million (US$ 8.5 million) will be payable on completion and approximately SKK 78 million (US$ 2.4 million) will be payable on May 31, 2006. At present A.R.J. owns 50% of the voting rights in Markiza, the license-holding company for MARKIZA TV. As part of these transactions, we will obtain an additional 10% economic interest in the Slovak operations. The completion of both purchases will be simultaneous and completion of the entire transaction is subject to the receipt of the approval of the Antimonopoly Office of the Slovak Republic.

On completion, we will own (directly and indirectly) an 80% voting interest in Markiza and a voting interest of approximately 90% in STS. In addition, we will own an 80% economic interest in the Slovak operations. The remaining 20% voting and economic interest in Markiza will be held by Media Invest, currently a participant in Markiza.

Item 6.	Exhibits

a) The following exhibits are attached:

31.01	Sarbanes-Oxley Certification s.302 CEO, dated November 3, 2005

31.02	Sarbanes-Oxley Certification s.302 CFO, dated November 3, 2005

32.01	Sarbanes-Oxley Certification - CEO and CFO, dated November 3, 2005 (furnished only)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2005	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: November 3, 2005	/s/ Wallace Macmillan
Wallace Macmillan
Vice President - Finance
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

31.01	s.302 Sarbanes-Oxley Certification - CEO, dated November 3, 2005

31.02	s.302 Sarbanes-Oxley Certification - CFO, dated November 3, 2005

32.01	s.906 Sarbanes-Oxley Certification - CEO and CFO, dated November 3, 2005 (furnished only)