Form 10-K
period 2005-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2006-03-02
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
CLASS A COMMON STOCK, $0.08 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing sale price of $48.38 of the registrant's Common Stock, as reported by the Nasdaq Exchange on such date) was approximately US$ 1.5 billion.

Number of shares of Class A Common Stock outstanding as of February 13, 2006 : 31,032,994
Number of shares of Class B Common Stock outstanding as of February 13, 2006 : 6,966,533

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on June 7, 2006	Part III

PART I

ITEM 1.	BUSINESS

Forward-looking Statements

This report contains forward-looking statements, including statements regarding the renewal of broadcasting licenses in the Slovak Republic and Ukraine, the impact of legal proceedings in Ukraine, the results of modifying our sales strategy in the Czech Republic, the impact of the reorganization of our operations in the Czech Republic and the Slovak Republic, the results of additional investment in Croatia and Ukraine, the impact of the acquisition of control of our operations in the Slovak Republic, our ability to develop and implement multi-channel strategies generally, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations, the growth potential of advertising spending in our markets, and other business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the general regulatory environments where we operate and application of relevant laws and regulations, the renewals of broadcasting licenses, our ability to implement strategies regarding sales and multi-channel distribution, the rate of development of advertising markets in countries where we operate, our ability to acquire necessary programming and the ability to attract audiences, our ability to obtain additional frequencies and licenses, and general market and economic conditions in these countries as well as in the United States and Western Europe.

GENERAL

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national commercial television channels and stations in Central and Eastern Europe. At present, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and our telephone number is 441-296-1431. Communications can also be sent c/o CME Development Corporation at Aldwych House, 81 Aldwych, London, WC2B 4HN, United Kingdom, telephone number +44-20-7430-5430.

We make available, free of charge, on our website at http://www.cetv-net.com our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates. All references to 'US$' or 'dollars' are to US dollars, all references to 'HRK' are to Croatian kuna, all references to 'CZK' are to Czech korunas, all references to 'RON' are to the New Romanian lei, all references to 'SIT' are to Slovenian tolars, all references to 'SKK' are to Slovak korunas, all references to 'UAH' are to Ukrainian hryvna, all references to 'Euro' are to the European Union Euro and all references to 'GBP' are to British Pounds. The exchange rates as of December 31, 2005 used in this report are 6.23 HRK/US$; 24.59 CZK/US$; 3.11 RON/US$; 202.43 SIT/US$; 31.95 SKK/US$; 5.05 UAH/US$; 0.85 Euro/US$ and 0.58 GBP/US$.

CORPORATE STRUCTURE

Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market in which we operate, we have ownership interests both in license companies and in operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. We generate revenues primarily through our operating companies which acquire programming for broadcast by the corresponding license company and enter into agreements with advertisers and advertising agencies on behalf of the license company. In the Czech Republic, Romania and Ukraine, the license company also acts as an operating company. Our share of profits in the operating companies corresponds with our voting interest other than in the Slovak Republic and Ukraine, where we are entitled by contract to a share of profits in those operations that is in excess of our voting interest. Below is an overview of our operating structure at December 31, 2005, the accounting treatment for each entity and a chart entitled “Simplified Corporate Structure - Continuing Operations”.

Key Subsidiaries and Affiliates as at December 31, 2005	Voting Interest	Share of Profits	Accounting Treatment	TV Channels
Continuing Operations

Croatia
Operating Company:
Operativna Kompanija d.o.o. (OK)	100%	100%	Consolidated Subsidiary
License Company:
Nova TV d.d. (Nova TV Croatia)	100%	100%	Consolidated Subsidiary	NOVA TV (Croatia)

Czech Republic
Operating Company:
CME Media Services s.r.o. (CME Media Services)	100%	100%	Consolidated Subsidiary

License Companies:
CET 21 s.r.o. (CET 21)	96.5%	96.5%	Consolidated Subsidiary	TV NOVA (Czech Republic)
Galaxie Sport s.r.o. (Galaxie Sport)	100%	100%	Consolidated Subsidiary	GALAXIE SPORT

Romania
Operating Companies:
Media Pro International S.A. (MPI)	85%	85%	Consolidated Subsidiary
Media Vision S.R.L. (Media Vision)	70%	70%	Consolidated Subsidiary
License Company:
Pro TV S.A. - formerly Pro TV S.R.L. (Pro TV)	85%	85%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL
Slovenia
Operating Company:
Produkcija Plus d.o.o. (Pro Plus)	100%	100%	Consolidated Subsidiary
License Companies:
Pop TV d.o.o. (Pop TV)	100%	100%	Consolidated Subsidiary	POP TV

Key Subsidiaries and Affiliates as at December 31, 2005	Voting Interest	Share of Profits	Accounting Treatment	TV Channels
Continuing Operations

Kanal A d.o.o. (Kanal A)	100%	100%	Consolidated Subsidiary	KANAL A
Slovak Republic
Operating Company:
Slovenska Televizna Spolocnost s.r.o. (STS)	49%	70%	Equity Accounted Affiliate
License Company:
Markiza-Slovakia s.r.o. (Markiza)	34%	0.1%	Equity Accounted Affiliate	MARKIZA TV

Ukraine
Operating Companies:
Innova Film GmbH (Innova)	60%	60%	Consolidated Subsidiary
International Media Services Ltd. (IMS)	60%	60%	Consolidated Subsidiary
Enterprise "Inter-Media" (Inter-Media)	60%	60%	Consolidated Subsidiary
License Company:
Broadcasting Company "Studio 1+1 LLC " (Studio 1+1)	18%	60%	Consolidated Variable Interest Entity	STUDIO 1+1

OPERATING ENVIRONMENT

Market and Audience Share

Our television channels reach an aggregate of approximately 82 million people in six countries. TV NOVA in the Czech Republic, our newest national channel, was ranked first in national all day audience share in 2005, as were MARKIZA TV in the Slovak Republic and POP TV, our primary channel in Slovenia. PRO TV in Romania and STUDIO 1+1 in Ukraine were ranked second in terms of national all day audience share for 2005 in competitive markets. In Croatia, NOVA TV was ranked fourth in terms of national all day audience share.

The rankings of our channels in the markets in which they broadcast are reflected below.

Country	Channels	Launch Date	Technical Reach (1)	2005 Audience Share (2)	Market Rank (2)

Croatia	NOVA TV (Croatia)	August 2000 (3)	88%	14%	4
Czech Republic	TV NOVA (Czech Rep)	February 1994 (4)	100%	41%	1
	GALAXIE SPORT	April 2002 (5)	26% (7)	Not Measured	Not Measured
Romania	PRO TV	December 1995	76%	16%	2
	ACASA	February 1998	65%	8%	4
	PRO CINEMA	April 2004	44%	1%	12
Slovak Republic	MARKIZA TV	August 1996	86%	31%	1
Slovenia	POP TV	December 1995	95%	27%	1
	KANAL A	October 1991 (6)	86%	9%	4
Ukraine	STUDIO 1+1	January 1997	95%	20%	2

(1)
“Technical Reach” is a measurement of the percentage of a country’s population that is able to receive the signals of the indicated channels. Source: Internal estimates supplied by each country's operations. Each of our stations in the relevant country has estimated its own technical reach based on the location, power and frequency of each of its transmitters and the local population density and geography around that transmitter. The technical reach calculation is separate from the independent third party measurement that determines audience share.

(2)
National all day audience share and rank. Source: Croatia: Peoplemeters AGB Media Services, Czech Republic: ATO - Mediaresearch / GFK, Romania: Peoplemeters Taylor Nelson Sofres, Slovak Republic: Visio / MVK, Slovenia: Peoplemeters AGB Media Services, Ukraine: Peoplemeters GFK USM. There are four stations ranked in Croatia, four in Czech Republic, twenty three in Romania, six in the Slovak Republic, four in Slovenia, and six significant stations ranked in Ukraine.

(3)	We acquired NOVA TV (Croatia) in July 2004.

(4)	We acquired TV NOVA (Czech Republic) in May 2005.

(5)	We acquired GALAXIE SPORT in September 2005.

(6)	We acquired KANAL A in October 2000.

(7)	26% technical reach in the Czech Republic. In addition, GALAXIE SPORT has a technical reach of 38% in the Slovak Republic.

The following table shows the population, technical reach of our primary channel, number of television households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where we conduct broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	Television Households (in millions) (3)	Per Capita GDP 2005 US$ (4)	Cable Penetration (3)

Croatia	4.3	3.8	1.5	$ 8,176	16%
Czech Republic	10.2	10.2	3.9	$ 11,148	26%
Romania	21.3	16.2	7.4	$ 4,460	68%
Slovak Republic	5.4	4.6	1.9	$ 9,312	35%
Slovenia	2.0	1.9	0.6	$ 17,050	58%
Ukraine	47.4	45.0	18.4	$ 1,715	19%
Total	90.6	81.7	33.7

(1)	Source: Global Insight Country Analysis (2005 data).

(2)
Source: Internal estimates supplied by each country's operations. Each of our operations has estimated its own technical reach based on the location, power and frequency of each of its transmitters and the local population density and geography around that transmitter. The technical reach is separate from the independent third party measurement that determines audience shares.

(3)
Source: Informa Telecoms and Media (2005 data). A Television Household is a residential dwelling with one or more television sets. Cable Penetration refers to the percentage of Television Households that subscribe to television services via cable channels.

(4)	Source: ING (September 2005 data).

Regulation

In this report, we refer to broadcasting regulatory authorities or agencies in our operating countries as “The Media Council”. These authorities or bodies are as follows:

Croatia - Electronic Media Council
Czech Republic - The Council for Radio and Television Broadcasting
Romania - National Audio-Visual Council
Slovak Republic - Council of the Slovak Republic for Broadcasting and Television Transmission
Slovenia - Post and Electronic Communications Agency of the Republic of Slovenia
Ukraine - National Council for Television and Radio Broadcasting

Media Councils generally supervise broadcasters and their compliance with national broadcasting legislation. On accession to the European Union (the "EU") of any Central or Eastern European country in which we operate, our broadcast operations in such country become subject to EU legislation, including regulations on the origin of programming content. The Czech Republic, Slovenia and the Slovak Republic acceded to the EU on May 1, 2004.

The EU Television Without Frontiers directive (the "EU Directive") sets out the legal framework for television broadcasting in the EU, which among other things, requires broadcasters, where "practicable and by appropriate means," to reserve a majority of their broadcast time for "European works." Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. In addition, the EU Directive requires that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising, including direct sales advertising. The adoption by Croatia, which is currently in EU accession negotiations, and by Romania, which is scheduled for accession to the EU in 2007, of media legislation for privately owned broadcasters that is substantially in compliance with the EU Directive has had no material adverse effect on our operations.

License Renewal

Regulatory bodies in each country in which we operate control access to the available frequencies through licensing regimes. Management believes that the licenses for our television license companies will be renewed prior to expiry. In Romania, the Slovak Republic, Slovenia and Ukraine local regulations contain a qualified presumption for extensions of broadcast licenses according to which a license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime. To date, all expiring licenses have been renewed; however, there can be no assurance that licenses will continue to be renewed upon expiration of their current terms. The failure of any such license to be renewed could adversely affect the results of our operations.

The licenses to operate our terrestrial broadcast operations are effective for the following periods:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The GALAXIE SPORT license expires in March 2014.

Romania	Licenses expire on dates ranging from July 2006 to February 2014.

Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2007.

Slovenia	The licenses of both our channels in Slovenia expire in August 2012.

Ukraine	The 15-hour license of STUDIO 1+1 expires in December 2006. The license to broadcast for the remaining nine hours in off prime expires in August 2014.

OPERATIONS BY COUNTRY

CROATIA

General

Croatia is a parliamentary democracy with a population of approximately 4.3 million people. Per capita GDP is estimated to be US$ 8,176 in 2005 with a GDP growth rate of 3% for 2005. Approximately 99% of Croatian households have television and cable penetration is approximately 16%. According to our estimates, the Croatian television advertising market grew by approximately 4% in 2005 to approximately US$ 115 - 125 million.

In Croatia, we operate one national television channel NOVA TV (Croatia). The two other national broadcasters are the public broadcaster HRT, which operates two channels, and privately owned broadcaster RTL.

Operating and License Companies

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia.  Nova TV (Croatia) owns 100% of OK, which provides programming and advertising services for the NOVA TV (Croatia) channel.

Operations

NOVA TV (CROATIA)

NOVA TV (Croatia) reaches 88% of the Croatian population. Independent research shows that among the main television stations in Croatia, the NOVA TV (Croatia) channel had a national all day audience share of 13.6% and a national prime time audience share of 13.3%.

The chart below summarizes the national all day and prime time audience share figures for NOVA TV (Croatia):

	2001	2002	2003	2004	2005
NOVA TV (Croatia)
All day	11.8%	15.3%	15.6%	12.0%	13.6%
Prime time	-	-	12.7%	10.9%	13.3%

Source : 2005, 2004 and 2003 - AGB Media Services

Source : 2002 and 2001 - CATI - phone recall research

(No independent data is available for 2001 and 2002 prime time).

Programming

NOVA TV (Croatia) broadcasts approximately 19 hours per day and has a programming strategy to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, telenovellas, soap operas and game shows.

Approximately 21% of the NOVA TV (Croatia) channel's programming is locally produced, including a Croatian version of Nasa Mala Klinica (Our Little Clinic), a sitcom originally produced by Pro Plus in Slovenia; U Sridu (Bull’s Eye), a talk show; and Boomerang, an office-based sitcom.

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

The NOVA TV (Croatia) channel is required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of broadcast time consist of locally produced programming and 60% of such locally produced programming be shown during prime time.

Advertising

Our Croatian operations derive revenues principally from the sale of commercial advertising time on the NOVA TV (Croatia) channel, sold both through independent agencies and media buying groups. The NOVA TV (Croatia) channel currently serves approximately 250 advertisers, including multinational companies such as Johnson & Johnson, Wrigley, L’Oreal, Procter & Gamble, Coca Cola and Reckitt Benckiser. Our top ten advertising clients contributed approximately 39% to our total advertising revenues in Croatia in 2005.

Within the Croatian advertising market, television advertising accounts for approximately 48% of total advertising spending. NOVA TV (Croatia) competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 15% of their daily broadcast time with an additional 5% of daily broadcast time that may be used for direct sales advertising. Privately owned broadcasters may use up to 12 minutes per hour for advertising and teleshopping. The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting 9 minutes of advertising per hour. There are restrictions on the frequency of advertising breaks, which are the same for public and privately owned broadcasters. There are also restrictions that relate to advertising content, including a ban on tobacco advertising.

Competition

At the beginning of 2004, NOVA TV (Croatia) and HRT, which was then operating three channels, were the only national broadcasters in Croatia. In April 2004, RTL launched a channel under a license issued by the Croatian government on the frequencies previously used by the public broadcaster HRT, a third channel, which had ceased broadcasting earlier in 2004. During 2005 NOVA TV (Croatia) achieved a national all day audience share of 13.6%, which made it the fourth ranked station nationally.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2005)	Technical reach

HRT 1	Public Television	1956	Terrestrial / satellite / cable	38.1%	99%
HRT 2	Public Television	1972	Terrestrial / satellite / cable	15.9%	99%
RTL	Bertelsmann	2004	Terrestrial / satellite / cable	24.7%	95%
NOVA TV (Croatia)	CME	2000	Terrestrial / satellite / cable	13.6%	88%
Others				7.7%
				100.0%

Source : AGB Puls and CME

Additional competitors for audience share include cable and satellite channels.

License Renewal

The NOVA TV (Croatia) channel operates pursuant to a license originally granted by the Telecommunications Agency of Croatia and is regulated by the Croatian Media Council pursuant to the Electronic Media Law and the Media Law. The license of NOVA TV (Croatia) is for a period of 10 years, expiring in April 2010. According to the Electronic Media Law a license can be extended. The Croatian Media Council has the authority to decide on an extension on the basis of a request for a renewal of a license filed six months before its expiration if a broadcaster has conducted its business in accordance with law and the license. The Croatian Media Council may hold a public tender in connection with a request to extend a license.

CZECH REPUBLIC

General

The Czech Republic, which acceded to the European Union on May 1, 2004, is a parliamentary democracy with a population of 10.2 million. Per capita GDP in 2005 is estimated to be US$ 11,148 with a GDP growth rate in 2005 of 4.7%. Approximately 98% of Czech households have television, and cable penetration is approximately 26%. According to our estimates, the Czech Republic television advertising market was approximately US$ 350 - 360 million in 2005, growing by 4% from 2004 in local currency.

In the Czech Republic, we operate one national television channel, TV NOVA (Czech Republic), as well as a cable channel, GALAXIE SPORT, both of which were acquired in 2005. The other two national broadcasters are the public broadcaster CT, operating two channels, and privately owned broadcaster TV Prima.

Operating and License Companies

We own 68.745% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic). Our voting and economic interest in CET 21 is effectively 96.50% because CET 21 itself holds an undistributed 28.755% interest that is not entitled to voting rights or dividends. We own 100% of CME Media Services. With effect from May 3, 2005, former operating and advertising sales companies Ceska Produkcni 2000 a.s. and Mag Media 99 a.s. were merged into CME Media Services. CME Media Services and its subsidiaries provide services related to programming, production and advertising to CET 21.

Operations

TV NOVA (Czech Republic)

The TV NOVA (Czech Republic) channel reaches approximately 100% of the Czech Republic's television households. The TV NOVA (Czech Republic) channel had an average all day audience share for 2005 of 40.9% compared to 23.2% for its nearest commercial competitor, TV Prima.

The chart below summarizes the national all day and prime time audience share figures for TV NOVA (Czech Republic):

	2001	2002	2003	2004	2005
TV NOVA (Czech Republic)
All day	47.7%	44.2%	43.4%	42.2%	40.9%
Prime time	51.9%	48.3%	45.8%	44.9%	42.3%

Source: Taylor Nelson Sofres - ATO; ATO - Mediaresearch

Galaxie Sport

The GALAXIE SPORT channel broadcasts via cable high quality sports and sport-related programming in the Czech Republic and the Slovak Republic. The GALAXIE SPORT channel has secured valuable broadcast license rights to some of the most popular sports programming in its markets including the National Hockey League, Premier League (British Football), Serie A (Italian Football), Premiere Division (Spanish Football), the National Basketball Association, ATP Tennis tournaments, and motorcycle and automobile races. Beginning in 2006, Galaxie Sport will also have certain broadcast rights to Formula One programming as part of a contract, that includes broadcasts on TV NOVA (Czech Republic). The GALAXIE SPORT channel also produces 16 sports shows weekly, as well as daily sports news programs in the Czech and Slovak languages.

The combined Czech Republic and Slovak Republic markets have a population of approximately 15.6 million people representing approximately 5.8 million television households. Cable passes approximately 1.7 million households in the combined markets. Galaxie Sport currently has carriage agreements with all of the largest cable distributors in the Czech Republic and Slovak Republic, reaching over 700,000 subscribers.

Programming

The TV NOVA (Czech Republic) channel broadcasts 24 hours per day and has a programming strategy to appeal to a broad audience, especially during prime time, with news, movies, entertainment programs and sports highlights, and to target more specific demographics in off-peak broadcasting hours. Approximately 31% of the TV NOVA (Czech Republic) channel's programming is locally produced, including Televizni noviny (TV News), Cesko hleda SuperStar (Pop Idol), Ordinace v ruzove zahrade (original Czech series) and Ulice (daily soap opera). Televizni noviny, the nightly news program, achieves the highest ratings among all Czech television shows on a regular basis. Cesko hleda SuperStar (Pop Idol), Ordinace v ruzove zahrade (original Czech series) and Ulice (daily soap opera) are also among the top-rated shows in the Czech Republic.

The TV NOVA (Czech Republic) channel has secured exclusive broadcast rights in the Czech Republic to a variety of popular American and European series, films and telenovellas produced by major international studios including Universal, IFD, MGM, Carsey-Werner, Paramount Pictures, Twentieth Century Fox and Walt Disney Television International. All foreign language programming is dubbed into the Czech language. Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on the TV NOVA (Czech Republic) channel.

The TV NOVA (Czech Republic) channel is required to comply with certain restrictions on programming, including regulations on the origin of programming. These include the requirements that broadcasters shall, where practicable, reserve half of their broadcasting time for European productions; reserve, where practicable, at least 10% of their broadcasting time or spend 10% of their programming budget on independent European productions; and ensure, where practicable, that at least 10% of broadcasting time is dedicated to productions made within the last five years.

Advertising

The TV Nova (Czech Republic) channel derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Henkel, Unilever, Wrigley, Kraft Jacobs, Ferrero, Suchard, Danone Group, Nestle and Reckitt Benckiser. The top ten advertisers on the TV NOVA (Czech Republic) channel contributed approximately 26% of its advertising revenues in 2005.

Within the Czech advertising market, television accounts for approximately 47% of total advertising spending. The television advertising market in the Czech Republic has shown slow growth over the past several years compared to general economic growth rates. The TV NOVA (Czech Republic) channel competes for advertising revenues with other media, such as print, radio, outdoor advertising, internet and direct mail.

Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour (but not more than 15% of total daily broadcast time). The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for a maximum of 1% of daily broadcast time (excluding teleshopping). From January 1, 2007, the maximum amount of daily broadcast time that can be used by the public broadcaster for advertising will be 0.5% (except teleshopping); and from January 1, 2008, the public broadcaster cannot broadcast advertising or teleshopping (except in respect of certain sporting or cultural events). There are restrictions on the frequency of advertising breaks during and between programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages.

Competition

The Czech Republic is served by two national public television stations, CT1 and CT2, which dominated the ratings until the TV NOVA (Czech Republic) channel began broadcasting in 1994, and by the national privately owned broadcaster TV Prima (co-owned by MTG and local owners).

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2005)	Technical reach

TV NOVA (Czech Republic)	CME	1994	Terrestrial	40.9%	100%
TV Prima	Modern Times Group/Local owners	1993	Terrestrial / satellite	23.2%	95%
CT 1	Public Television	1953	Terrestrial	21.7%	100%
CT 2	Public Television	1970	Terrestrial	8.1%	99%
Others				6.1%
				100.0%

Source: CME and Ceske radiokomunikace; Mediaresearch - Peoplemeters provider Establishment and Continual Research data 2005

The TV NOVA (Czech Republic) channel also competes for audience with additional foreign terrestrial television stations located in Austria, Germany, the Slovak Republic and Poland, where originating signals reach the Czech Republic, as well as with foreign satellite stations.

Regulation and License Renewal

The broadcast operations of the TV NOVA (Czech Republic) channel are subject to regulations imposed by (i) the Broadcasting Act 2001, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Czech Republic Media Council pursuant to the Broadcasting Act 2001.

According to the Broadcasting Act 2001, a television broadcasting license can be extended once for an additional twelve years. The Czech Republic Media Council has granted one extension of the TV NOVA (Czech Republic) license, which expires in January 2017.

The GALAXIE SPORT license expires in March 2014.

ROMANIA

General

Romania is a parliamentary democracy with a population of approximately 21.3 million people. Per capita GDP is estimated to be US$ 4,460 in 2005 with a GDP growth rate of 5.3% for 2005. Approximately 86% of Romanian households have television, and cable penetration is approximately 68%. According to our estimates, the Romanian television advertising market grew by approximately 36% in 2005, to approximately US$ 150 - 160 million.

We operate three television channels in Romania, PRO TV, ACASA and PRO CINEMA as well as PRO TV INTERNATIONAL, a channel distributed by satellite to Romanians outside the country featuring programs rebroadcast from our Romanian channels. The two other significant national broadcasters in Romania are the public broadcaster TVR, operating two channels, and privately owned broadcaster Antena 1.

Operating and License Companies

Pro TV, which holds all broadcasting licenses for the PRO TV, ACASA and PRO CINEMA channels, is primarily responsible for broadcasting operations for the PRO TV, ACASA, PRO TV INTERNATIONAL and PRO CINEMA channels. MPI provides various broadcasting services to Pro TV. Media Vision provides production, dubbing and subtitling services to our Romanian television channels. The licenses for PRO FM and INFOPRO radio channels are held by Radio Pro (formerly known as Media Pro).

Operations

PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL

PRO TV was launched in December 1995. PRO TV reaches approximately 76% of the Romanian population, including almost 90% of urban areas. PRO TV broadcasts from studios located in Bucharest to terrestrial broadcast facilities and to approximately 790 cable systems throughout Romania. The PRO TV channel is currently the top-rated television channel in its coverage area and had a national all day audience share of 15.7% during 2005, which made it second (of 23 ranked stations) in Romania. Advertisers, however, evaluate audience share within a channel’s coverage area and by this measure PRO TV was ranked first.

The ACASA channel, a cable channel launched in 1998, reaches approximately 65% of Romanian television households and 83% of urban households. During 2005, ACASA had a national all day audience share of 8.1%, which made it fourth (of 23 ranked stations) in Romania. ACASA is also ranked fourth in terms of all day audience share in its coverage area.

PRO CINEMA, a cable channel launched in April 2004, reaches approximately 44% of Romanian television households and approximately 65% of urban households. In 2005, PRO CINEMA had a national all day audience of 0.8%, which made it twelfth (of 23 ranked stations) in Romania.

The chart below summarizes the national all day and prime time audience share figures for our Romanian channels:

	2001	2002	2003	2004	2005
PRO TV
All day	15.2%	14.9%	15.4%	15.8%	15.7%
Prime time	15.9%	16.3%	17.1%	17.2%	16.6%
ACASA
All day	5.6%	6.0%	6.6%	7.4%	8.1%
Prime time	6.2%	6.8%	7.8%	7.7%	9.1%
PRO CINEMA
All Day	-	-	-	0.6%	0.8%
Prime Time	-	-	-	0.6%	0.7%

Source: Peoplemeters Taylor Nelson Sofres

The PRO TV INTERNATIONAL channel is a channel that rebroadcasts PRO TV and ACASA programs to cable and satellite operators in North America, Europe and in Israel, using the existing PRO TV and ACASA satellite infrastructure.

Programming

The PRO TV channel broadcasts 24 hour per day and has a programming strategy to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, police series, soap operas and game shows. More than 40% of PRO TV's programming is comprised of locally produced programming, including news and sports programs as well as Vacanta Mare (Big Holiday), Teo and La Bloc (In the Apartment Block). Vacanta Mare (Big Holiday) and La Bloc (In the Apartment Block) were among the top-rated shows in 2005.

The PRO TV channel has secured exclusive broadcast rights in Romania to a variety of popular American and European programs and films produced by such companies as Warner Bros. and DreamWorks. The PRO TV channel also licenses foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

Pro TV is required to comply with several restrictions on programming, including regulations on the origin of programming. These include requirements that in the future 50% of all programming be of European origin and 10% of all programming be supplied by independent European producers. The Media Law stipulates that compliance with these and similar provisions is not required prior to January 1, 2008.

The ACASA channel broadcasts 24 hours per day and targets a female audience with programming including telenovellas, films and soap operas as well as news, daily local productions for women and family, talk shows and entertainment. ACASA's audience demographics are complementary to PRO TV's, providing an attractive advertising platform for advertisers across our group of channels. Approximately 31% of ACASA’s programming is locally produced, including Lacrimi de iubire (Tears of Love), Povestiri Adevarate (True Stories) and Pacatele Evei (Eve’s Sins). Lacrimi de iubire (Tears of Love) is one of the top-rated shows in 2005.

PRO CINEMA broadcasts 21 hours per day and is focused on movies, series and documentaries that have not attracted sufficient audiences on PRO TV but are still popular among the educated, upwardly mobile urban population.

Advertising

Our Romanian operation derives revenues principally from the sale of commercial advertising time on the PRO TV, ACASA and PRO CINEMA channels, sold both through independent agencies and media buying groups. The PRO TV channel currently serves approximately 190 advertisers, including multinational companies such as Wrigley, Henkel and Procter & Gamble. Our top ten advertising clients contributed approximately 28% to our total advertising revenues in Romania in 2005.

Within the Romanian advertising market, television accounts for approximately 60% of total advertising spending. Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 15% of their daily broadcast time, and an additional 5% of daily broadcast time may be used for direct sales advertising. Privately owned broadcasters may use up to 12 minutes per hour for advertising and teleshopping. The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for 8 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both public and privately owned broadcasters. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of PRO TV are prohibited from appearing in advertisements.

Competition

Prior to the launch of the PRO TV channel, TVR 1, a channel of the public broadcaster, was the dominant channel in Romania. During 2005, PRO TV and ACASA achieved national all day audience shares of 15.7% and 8.1% respectively, ranking them second and fourth in national all day audience share. PRO CINEMA achieved an audience share of 0.8% during 2005. TVR 1’s continued leading national position is influenced by its higher technical reach, to approximately 99% of the Romanian population, including areas in which it is the only significant broadcaster, compared to a 76% technical reach for PRO TV and 65% for ACASA (as a cable channel based on relevant cable penetration). Within our coverage area, PRO TV is first and ACASA is fourth in terms of all day audience share for 2005. Other competitors include the second channel of the public broadcaster, TVR 2, and privately owned broadcasters Antena 1 and Prima TV.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2005)	Technical reach

TVR 1	Public Television	1956	Terrestrial / satellite / cable	18.9%	99%
PRO TV	CME	1995	Terrestrial / satellite / cable	15.7%	76%
Antena 1	Local owner	1993	Terrestrial / satellite / cable	13.5%	71%
ACASA	CME	1998	Satellite / cable	8.1%	65%
TVR 2	Public Television	1968	Terrestrial / satellite / cable	5.2%	78%
Prima TV	SBS	1994	Terrestrial / satellite / cable	4.6%	57%
PRO CINEMA	CME	2004	Satellite / cable	0.8%	44%
Others				33.2%
				100.0%

Source : Peoplemeters Taylor Nelson Sofres

Additional competitors include cable and satellite stations.

License Renewal

PRO TV ACASA, PRO CINEMA and RADIO PRO operate pursuant to licenses and regulations issued by the Romanian Media Council. Pro TV holds all local television licenses for the PRO TV channel and the cable broadcasting licenses for ACASA and PRO CINEMA. To date, licenses have been renewed as they expire. The terrestrial television license for Bucharest was renewed in October 2003 for a further nine years. The remaining broadcasting licenses expire on dates ranging from July 2006 to February 2014.

Ownership

At December 31, 2005, we owned an 85% voting and economic interest in Pro TV, which holds all of the licenses for the stations comprising the PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL channels. Adrian Sarbu, the general director of our Romanian operations, owned the remaining 15% voting and economic interests of Pro TV. During 2005 we increased our voting and economic interest from 80% to 85% following the sale by Mr. Sarbu of a 2% interest in Pro TV on February 28, 2005 and the sale of an additional 3% interest on July 29, 2005 (for further information, see Part II, Item 8, Note 3, “Acquisitions and Disposals, Romania”).

Following the adoption of a new Media Law in 2002, we have transferred broadcasting licenses and operations from MPI to Pro TV.

Our interest in our Romanian operations is generally governed by a Co-operation Agreement entered into by Mr. Sarbu and ourselves. The articles of Pro TV replicate the governing bodies and minority shareholder protective rights that exist in respect of MPI in the Co-operation Agreement. We have the right to appoint three of the five members of the Council of Administration that directs the affairs of Pro TV and MPI. Although we have majority voting power in Pro TV and MPI, the affirmative vote of Mr. Sarbu is required with respect to certain financial and corporate matters. The financial and corporate matters which require approval of the minority shareholder are in the nature of protective rights, which are not an impediment to consolidation for accounting purposes.

At December 31, 2005, we had a 70% voting and economic interest in Media Vision. The remainder was owned by Mr. Sarbu.

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (for further information, see Part II, Item 8, Note 21, “Subsequent Events”). We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision. We also have a put option agreement with Mr. Sarbu that grants him the right to sell us his remaining interest in Pro TV and MPI from March 1, 2009 for a twenty-year period thereafter.

SLOVAK REPUBLIC

General

The Slovak Republic, which acceded to the European Union on May 1, 2004, is a parliamentary democracy with a population of approximately 5.4 million people. Per capita GDP is estimated to be US$ 9,312 in 2005 with a GDP growth rate of 5.1% in 2005. Approximately 99% of households have television and cable penetration is 35%. According to our estimates, the Slovak Republic television advertising market grew by approximately 7% in 2005 to US$ 90 - 100 million. In local currency the television advertising market grew by approximately 4% in 2005.

In the Slovak Republic, we operate one national television channel, MARKIZA TV. The two other significant national broadcasters are the public broadcaster STV, operating two channels, and privately owned broadcaster TV JOJ.

Operating and License Companies

Markiza holds the television broadcast license for MARKIZA TV. Markiza and our operating company, STS, have entered into a series of agreements pursuant to which STS is permitted to conduct certain television broadcast operations for MARKIZA TV in accordance with the license.

Operations

MARKIZA TV

MARKIZA TV was launched as a national television channel in the Slovak Republic in August 1996. The MARKIZA TV channel reaches approximately 86% of the Slovak Republic's population, including all of its major cities. The MARKIZA TV channel had an average national all day audience share for 2005 of 31.1% versus 19.2% for its nearest competitor, STV 1. In October 2004, the journal method of measuring audience share and ratings was replaced with peoplemeters (an electronic audience measurement device). The introduction of peoplemeters has resulted in lower audience share and ratings being recorded for all national broadcasters (see Part II, Item 7, “Analysis of Segment Results, Slovak Republic”). Since the introduction of peoplemeters, the national all day audience share of MARKIZA TV has fallen from 40% to 31%.

The chart below summarizes national all day and prime time audience share figures for MARKIZA TV:

	2001	2002	2003	2004	2005
MARKIZA TV
All day	50.3%	48.2%	45.8%	39.6%	31.1%
Prime time	50.7%	47.4%	45.5%	40.0%	32.8%

Source: TNS

Programming

The MARKIZA TV channel broadcasts 24 hours per day and has a programming strategy to appeal to a broad audience through news, movies, entertainment and sports programming (including coverage of Formula One racing), with specific groups targeted in off-peak broadcasting hours. Approximately 39% of the MARKIZA TV network’s programming is locally produced, including Televizne noviny (TV News), Sportove noviny (Sports News), Hodina pravdy (The Hour of Truth), Mojsejovci and Milionár (Millionaire). Televizne noviny (TV News) is consistently the top-ranked show in the Slovak Republic. Hodina pravdy (The Hour of Truth) and Mojsejovci were also among the most popular shows in 2005.

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

Markiza is required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 10% of programming be public interest programming (which includes news and topical shows), a minimum of 51% of first runs of films and series be European production; and no more than 20% of programming be in the Czech language.

Advertising

STS and Markiza derive revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, Coca Cola, L’Oreal, Wrigley, Ferrero and Reckitt Benckiser, though no one advertiser dominates the market. Our top ten advertisers contributed approximately 27% to our total advertising revenues in the Slovak Republic in 2005.

Within the Slovak advertising market, television accounts for approximately 50% of total advertising spending. MARKIZA TV also competes for advertising revenues with other media, such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not more than 15% of total daily broadcast time. The public broadcaster, which is also financed through a compulsory license fee, is restricted to broadcasting 8 minutes of advertising per hour but not more than 3% of total broadcast time. There are restrictions on the frequency of advertising breaks during and between programs. These restrictions are the same for public and privately owned broadcasters. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer) between 6:00 am and 10:00 pm.

Competition

The Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until the MARKIZA TV channel began broadcasting in 1996. STV1 reaches nearly the entire Slovak population. MARKIZA TV also competes with the privately owned broadcaster TV JOJ.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2005)	Technical reach

MARKIZA TV	CME	1996	Terrestrial	31.1%	86%
STV 1	Public Television	1956	Terrestrial	19.2%	97%
TV JOJ	Local owner	2002	Terrestrial	14.7%	61%
STV 2	Public Television	1969	Terrestrial	5.7%	89%
Others				29.3%
				100.0%

Source : Informa Telecoms and Media, Visio / MVK and CME.

The MARKIZA TV channel also competes with additional foreign terrestrial television stations located in Austria, the Czech Republic and Hungary, where originating signals reach the Slovak Republic, and foreign satellite stations.

License Renewal

MARKIZA TV’s broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council pursuant to the Act on Broadcasting and Retransmission.

The current broadcasting license for MARKIZA TV expires in September 2007. Markiza filed an application for renewal with the Slovak Republic Media Council in February 2006 and expects a response by early March 2006.

Ownership

On January 23, 2006, we acquired control of our Slovak operations and increased our economic interest from 70% to 80%. We now own an 89.8% voting interest in STS and are entitled to 80% of the profits and an 80% voting interest and a 0.1% economic interest in Markiza, which holds a 51% voting interest in STS (see Part II, Item 7, “Analysis of Segment Results, Slovak Republic”).

Following the acquisition of this controlling interest, we now appoint three members of the Board of Representatives and two are appointed by our partners. All significant financial and operational decisions of the Board of Representatives require a simple majority vote. Three executives, two of whom are appointed by us, conduct the affairs of Markiza.

SLOVENIA

General

Slovenia, which acceded to the European Union on May 1, 2004, is a parliamentary democracy with a population of 2.0 million people. Per capita GDP is estimated to be US$ 17,050 in 2005, the highest per capita GDP in Central and Eastern Europe, with a GDP growth rate of 3.7% for 2005. Approximately 99% of Slovenian households have television and cable penetration is approximately 58%. According to our estimates, the Slovenian television advertising market grew by approximately 3% in US dollars during 2005 to US$ 60 - 70 million.

In Slovenia, we operate two national television channels, POP TV and KANAL A. The other significant national broadcaster is the public broadcaster, operating SLO 1 and SLO 2.

Operating and License Companies

Pro Plus provides programming to and sells advertising for the broadcast license holders Pop TV and Kanal A. Pop TV holds all of the licenses for the POP TV channel and Kanal A holds all the licenses for the KANAL A channel.

Operations

POP TV and KANAL A

The POP TV channel is the leading national commercial television broadcaster in Slovenia and reaches approximately 95% of the population of Slovenia, including the capital Ljubljana and Maribor, Slovenia's second largest city. In 2005, the POP TV channel had an audience share of 27.3% all day and 32.3% in prime time, the largest in Slovenia.

The KANAL A channel reaches 86% of the population of Slovenia, including Ljubljana and Maribor. Independent research shows that among main television stations in 2005, the KANAL A channel had a national all day audience share of 8.5% and 9.8% in prime time, making it the fourth most watched television channel in Slovenia.

The chart below summarizes the national all day and prime time audience share figures for POP TV and KANAL A:

	2001	2002	2003	2004	2005
POP TV
All day	29.0%	29.2%	29.5%	27.6%	27.3%
Prime time	32.0%	32.3%	34.0%	31.9%	32.2%
KANAL A
All day	11.5%	11.0%	10.2%	8.3%	8.5%
Prime time	12.0%	11.0%	10.9%	9.4%	9.8%

Source: Media Services AGB

Programming

POP TV broadcasts 18 hours per day and has a programming strategy to appeal to a broad audience through a wide variety of programming including series, movies, news, variety and game shows and features. Approximately 21% of programming is locally produced, including Preverjeno! (Confirmed!), Trenja (Friction), the local series Nasa Mala Klinika (Our Little Clinic) and the reality show The Bar. KANAL A broadcasts for 16 hours per day and has a programming strategy to complement the programming strategy of the POP TV channel with a mixture of locally produced programs such as Extra Magazine and E+ and acquired foreign programs, including films and series.

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

Pop TV and Kanal A are required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 pm and 10:00 pm. Two percent of the station's annual broadcast time must be Slovenian origin audio-visual works and this amount must increase each year until it reaches five percent of annual broadcast time. In the future a majority, increased from the current 40%, of the station's annual broadcast time will be required to be European origin programming, and 50% of such works will have to have been produced in the last five years.

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on the POP TV and KANAL A channels. Current multinational advertisers include firms such as Reckitt Benckiser, Danone Group, Procter & Gamble, Wrigley and Beiersdorf, although no one advertiser dominates the market. Our top ten advertisers contributed approximately 30% to our total advertising revenues in Slovenia in 2005.

Within the Slovenian advertising market, television accounts for approximately 59% of total advertising spending. In addition, the POP TV and KANAL A channels compete for revenues with other media, such as print, radio, outdoor advertising, the internet and direct mail.

Peoplemeters are currently present in 450 homes in Slovenia and are the primary source for the POP TV and KANAL A channels' rating information.

Privately owned broadcasters are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, which is also financed through a compulsory television license fee, is subject to the same restrictions on advertising time. There are restrictions on the frequency of advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7.00 am to 9.30 pm and generally for alcoholic beverages with an alcoholic content of more than 15%.

Competition

Prior to the launch of POP TV, the television market in Slovenia had been dominated by the public broadcaster SLO 1.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2005)	Technical reach

POP TV	CME	1995	Terrestrial / cable	27.3%	95%
SLO 1	Public Television	1958	Terrestrial / satellite / cable	25.5%	100%
SLO 2	Public Television	1967	Terrestrial / satellite / cable	8.7%	99%
KANAL A	CME	1991	Terrestrial / cable	8.5%	86%
Others				30.0%
				100.0%

Source : Media Services AGB and CME Research

The POP TV and KANAL A channels also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration is 58%, which is greater than many other countries in Central and Eastern Europe, and approximately 18% of households have satellite television.

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

Ownership

On June 24, 2005, we acquired from Marijan Jurenec his 3.15% interest in Pro Plus (see Part II, Item 8, Note 3, “Acquisitions and Disposals, Slovenia”). Following this transaction, we own 100% of the voting and economic interests in Pro Plus. Pro Plus owns 100% of Pop TV and Kanal A.

UKRAINE

General

Ukraine, the most populous market served by us, is a parliamentary democracy with a population of 47.4 million people. Per capita GDP is estimated to be US$ 1,715 in 2005, the lowest of all our markets, with a GDP growth rate in 2005 of 5.0%. Nearly 100% of Ukrainian households have television and cable penetration is approximately 19%. According to our estimates, the Ukrainian television advertising market grew by approximately 38% in 2005 to US$ 180 - 190 million.

In Ukraine, we operate one national television channel, STUDIO 1+1. The other five significant national broadcasters are the public broadcaster UT1 as well as privately owned broadcasters Inter, Novij Kanal, ICTV and STV.

Operating and License Companies

The Studio 1+1 Group is comprised of several entities involved in the broadcasting operations of Studio 1+1, the license company. Innova provides programming and production services to Studio 1+1. The sale of Studio 1+1’s advertising air time has been out-sourced to Video International, a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest.

Following completion on January 11, 2006, we own a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, which operates the GRAVIS channel and CHANNEL 7 in Kiev; 100% of Nart LLC, which holds a satellite broadcasting license; and 75% of Stimul LLC, which operates TV STIMUL in Kirovograd (see Part II, Item 8, Note 21, “Subsequent Events, Ukraine”).

Operations

STUDIO 1+1

The STUDIO 1+1 channel broadcasts programming and sells advertising under two licenses granted to it by the Ukrainian Media Council on Ukrainian National Frequency Two ("UT-2") and reaches approximately 95% of Ukraine's population. The STUDIO 1+1 channel began broadcasting on UT-2 in January 1997 under a license permitting 15 hours of broadcasting per day, primarily in prime time. In July 2004 the station was awarded a second license allowing it to broadcast for the remaining nine hours not covered by the station's 15-hour license. STUDIO 1+1 has been broadcasting a full 24-hour schedule since early September 2004. The STUDIO 1+1 channel had a national all day audience share of 20.0% in 2005 and a 22.2% prime time audience share.

The chart below summarizes the national all day and prime time audience share figures for STUDIO 1+1:

	2001	2002	2003	2004	2005
STUDIO 1+1
All day	21.9%	22.2%	19.1%	20.9%	20.0%
Prime time	28.9%	27.4%	25.8%	26.9%	22.2%

Source: GFK USM

Programming

The STUDIO 1+1 channel broadcasts for 24 hours per day and has a programming strategy to appeal to a broad audience through a wide variety of programming, including series (popular Russian police and action series in particular), movies and locally produced Ukrainian shows, features and news. Approximately 40% of programming is either in-house or out-sourced local production, which consists primarily of a daily breakfast show, news broadcasts and news related programs, talk shows, documentaries, game shows, sport and lifestyle magazine shows and comedy shows.

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

Studio 1+1 is required to comply with certain restrictions on programming, including regulations on the origin of programming. These include the requirement that 80% of all programming must be in the Ukrainian language (including acquired programming that is dubbed).

On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that includes modifications to the regulations on the origin of programming. Under the amended Ukraine Media Law, at least 50% of programming broadcast by Studio 1+1 must consist of Ukrainian audio-visual works. This amended Ukraine Media Law is expected to come into force in March 2006.

Advertising

The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Video International sells advertising for the Studio 1+1 Group on an exclusive basis until the end of the term of the 15-hour broadcasting license on December 31, 2006. Advertisers include large multinational firms such as Procter & Gamble, Kraft Foods, Samsung, Unilever, Coca-Cola, Wrigley, Colgate - Palmolive, Mars and Nestle. Our top ten advertising clients contributed approximately 30% to our total advertising revenues in Ukraine in 2005.

Within the Ukrainian advertising market, television accounts for approximately 47% of total advertising spending. STUDIO 1+1 also competes for advertising revenues with other media, such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are allowed to broadcast advertising for 15% of their total broadcast time. The public broadcaster, which is also financed through a compulsory license fee, is subject to the same restrictions on advertising time. There are restrictions on the frequency of advertising breaks both during and between programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of alcoholic beverages before 11:00 pm.

Competition

Three national television channels serve Ukraine: the public broadcaster UT-1, STUDIO 1+1, and Inter, another privately owned broadcaster. In addition, ICTV, STV and Novi Kanal, which are all privately owned broadcasters, have used a series of regional frequencies to establish regional networks. Inter, the STUDIO 1+1 channel's main competitor, has a programming philosophy similar to that of STUDIO 1+1.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2005)	Technical reach

Inter	Local owners	1997	Terrestrial / satellite / cable	25.5%	78%
STUDIO 1+1	CME	1997	Terrestrial / satellite / cable	20.0%	95%
Novi Kanal	Local owners	1998	Terrestrial	9.1%	50%
ICTV	Local owners	Unknown	Terrestrial	7.2%	n/a
STV	Local owners	Unknown	Terrestrial	5.2%	n/a
UT-1	Public Television	1952	Terrestrial / cable	1.8%	98%
Others				31.2%
				100.0%

Source : GFK USM and CME Research

License Renewal

Licenses in Ukraine are renewed by the Ukraine Media Council in accordance with the terms of the 1995 Act on Television and Radio Broadcasting. Studio 1+1’s main 15-hour broadcast license, covering prime time, expires on December 31, 2006. An application for renewal can be filed from six to nine months prior to the expiration and we expect to file an application during the second quarter of 2006. The Ukraine Media Law provides a presumption of license renewal provided that Studio 1+1 applies on time and does not infringe Ukrainian Media Council rules prior to the expiration of the current term. We believe we are currently in compliance with all these conditions. The remaining nine hours of Studio 1+1’s schedule are broadcast pursuant to a 10-year broadcast license expiring in August 2014.

Ownership

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. The Key Agreement among Boris Fuchsmann, Alexander Rodnyansky, Studio 1+1, Innova, IMS, CME Ukraine Holding GmbH and us, entered into as at December 23, 1998, gives us a 60% economic interest in all Studio 1+1 Group companies and a 60% ownership interest in all the group companies except for the license company Studio 1+1, due to regulatory restrictions on direct foreign ownership of broadcasting companies in Ukraine. Accordingly, we hold a 60% ownership interest and are entitled to 60% of the profits in each of Innova, IMS and TV Media Planet. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% interest in Studio 1+1. At present our indirect ownership interest in Studio 1+1 is 18%.

On December 30, 2004, we entered into an additional agreement with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1, which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our voting and economic interest in Studio 1+1 to 60% (see Item 3, “Legal Proceedings, Ukraine”).

Significant decisions involving entities in the Studio 1+1 Group are taken by the shareholders and require majority consent. Certain fundamental corporate matters of the other entities require the vote of 61% of the shareholders except for certain decisions involving the license company Studio 1+1, which require a 75% vote.

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

SEASONALITY

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Part II, Item 6, “Selected Financial Data” for further discussion.

EMPLOYEES

As of February 13, 2006, our operating companies had a total of approximately 2,800 employees (including freelance staff and contractors) and we had a corporate staff of 41 employees in London and Amsterdam. None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Part II, Item 8, Note 17, "Segment Data".

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Forward-looking Statements" in Part I, Item 1. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

Risks Relating to our Business and Operations

Our operating results are dependent on the importance of television as an advertising medium

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

Our broadcasting licenses may not be renewed and may be subject to revocation

We require broadcasting and, in some cases, distribution licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. Our current broadcasting licenses expire at various times between 2006 and 2017, including the broadcasting license in the Slovak Republic, for which we have applied for renewal in February 2006, and the broadcasting license covering fifteen hours (primarily prime and off prime time) in Ukraine which expires in December 2006. We cannot guarantee that our current licenses or other authorizations will be renewed or that they will not be subject to revocation, particularly in Ukraine, where there is relatively greater political risk as a result of less developed political and legal institutions.

The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations may result in such licenses or other authorizations not being renewed or otherwise terminated. Furthermore, no assurances can be given that new licenses will be issued, that extensions of licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of broadcasting licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our operations.

We do not have management control of our affiliate in Ukraine and could lose our contractual rights

We own certain of our operations through subsidiaries and affiliates jointly with strategic partners. We have management control over the subsidiaries in which we have a majority interest. However, in the license company for the Studio 1+1 Group in Ukraine, in which we hold only an indirect 18% ownership interest, we do not have an ownership interest that is sufficient to allow us to assert management control and affirmatively direct the operations, strategies and financial decisions of this company and rely principally on contractual rights to protect and maintain our 60% beneficial interest in Studio 1+1. Therefore, without the consent of our partners, we may be unable to cause this company to distribute funds, to implement strategies or to make programming decisions that we might favor.

In addition, the 70% ownership interest in Studio 1+1 that is held by our partner Alexander Rodnyansky is the subject of litigation in Ukraine (see Part I, Item 3 “Legal Proceedings, Ukraine”). In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyanksy to the claimant Igor Kolomoiski pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% economic interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoiski. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

We have a history of net operating losses and our operations may not be profitable in the future

The year ended December 31, 2004 was the first year in which we recorded net income from continuing operations. In preceding years since our incorporation, we recorded net operating losses from continuing operations. As of December 31, 2005, we had an accumulated deficit of US$ 45.0 million.

Our ability to generate operating profits and net income in the future will depend on a number of factors, including our ability to generate advertising revenues, which is affected by our ability to attract and maintain audiences, to develop additional revenue streams and to control costs in all areas of our operations. Although we intend to continue to invest in the acquisition of new channels and the development of further thematic channels, such investments may not be successful and we may incur significant losses in the future.

Our ability to generate operating profits and net income from our operations is also affected by a number of external factors over which we have no control, such as the level of economic growth, general economic conditions and consumer and advertising spending in our markets.

Our operating results are dependent on general economic conditions

The results of our operations rely heavily on advertising revenue, and demand for advertising is affected by prevailing general economic conditions. Adverse economic conditions generally and downturns in the economies of our operating countries specifically are likely to negatively impact the advertising industries in those countries and, consequently, the results of our operations. Declines in the level of business activity of our advertising customers may have a material adverse effect in the future on our revenues and results of operations. Although recently there has been growth in the economies of our operating countries, there can be no assurance that this trend will continue or that any such improvement in general economic conditions will generate increased advertising revenue for our group. Global and local downturns in the general economic environment may cause our customers to reduce the amounts they spend on advertising, which could result in a decrease in demand for our advertising airtime. This would adversely affect our business, financial condition, results of operations and cash flow.

Our increased debt service obligations following the acquisition of the TV Nova (Czech Republic) group may adversely affect our business

Following the consummation of the acquisition of the TV Nova (Czech Republic) group, our leverage has been significantly increased with the issuance of Euro 370 million (US$ 436.4 million at December 31, 2005) fixed and floating Senior Notes (see Part II, Item 8, Note 5, “Senior Notes”). As a result, we have significant debt service obligations and we are restricted in the manner in which our business is conducted. We anticipate that our high leverage will continue for the foreseeable future. Our high leverage could have important consequences to our business and results of operations, including but not limited to the following: our vulnerability to a downturn in our business or economic and industry conditions has increased; our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements has been limited; we may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage; a substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes; and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate has been limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Our cash flow and capital resources may not be sufficient for future debt service obligations

Our ability to make debt service payments under our Senior Notes issued in connection with the acquisition of the TV Nova (Czech Republic) group depends on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors. If our cash flow and capital resources are insufficient to fund our debt service obligations, we would face substantial liquidity problems and we may be obliged to reduce or delay capital or other material expenditures at our stations, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. It may not be possible to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the US dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. Furthermore, our functional currency in Romania and Ukraine is the US dollar. This is subject to annual review in accordance with FAS 52 “Foreign Currency Translation” and new circumstances that may be identified during these annual reviews may result in use of functional currencies in these markets that differ from our reporting currency. In addition, our Senior Notes are denominated in the Euro currency. Changes in exchange rates may have an adverse effect on our reported results of operations and financial condition.

For a detailed analysis of our exposure to exchange rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business

Our revenue generating operations are located in Central and Eastern Europe. Countries in this region have economic, legal and tax systems, standards of corporate governance, business practices and political systems that continue to develop. Government policies could be altered significantly, especially in the event of a change in leadership, and the risk of the occurrence of social or political disruption or unforeseen circumstances affecting economic, political or social life is greater than in Western economies. Legal and regulatory systems could be subject to political pressures. These markets present different risks from those posed by investments in developed markets, including potential instability, legal and economic risks, potential political influence on media, inconsistent application of tax and legal regulations, and other general business risks. In addition, we operate in most of our markets with local shareholders, which presents a potential for biased treatment of us by local regulators or before the local courts in the event of disputes involving our local shareholders or our investments. If such a dispute occurs, those regulators or those courts might favor local interests over our interests. Ultimately this could lead to loss of our business operations, as occurred in the Czech Republic in 1999.

Our holding company structure may limit our access to cash

We are a holding company and we conduct our operations through subsidiaries and affiliates. The primary internal source of our cash to fund our operating expenses as well as service our existing and future debt depends on debt repayments from our subsidiaries, the earnings of our operating subsidiaries and earnings generated from our equity interest in certain of our affiliates and distributions of such earnings to us. Substantially all of our assets consist of shares in and loans to our subsidiaries. We currently rely on the repayment of inter-company indebtedness and the declaration of dividends to receive distributions of cash from our operating subsidiaries and affiliates. The distribution of dividends is generally subject to conformity with requirements of local law, including the funding of a reserve account, and, in certain instances, the affirmative vote of our partners. If our operating subsidiaries or affiliates are unable to distribute to us funds to which we are entitled, we may be unable to cover our operating expenses. Such inability would have a material adverse effect on our results of operations.

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment. Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate. If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to unanticipated competitive pressures or other unanticipated developments, we may need to obtain additional financing. Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements. Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock. In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indenture pursuant to which our Senior Notes were issued. Furthermore, such financings may not be available on acceptable terms, or may be subject to limits on the incurrence of indebtedness under the Indenture.

Our related party transactions may involve risks of conflicts of interest and delayed payments resulting in the conclusion of transactions on less favorable terms than could be obtained in arms length transactions and the risk of a negative impact on cashflow

In Romania, the Slovak Republic and Ukraine, the local shareholders of our television operating companies are individuals with other business interests in those countries, including interests in media related companies. In Romania our general director is also a shareholder in our company. Our local operating companies enter into transactions with parties related to our local shareholders and general directors, including barter transactions. We also have one loan outstanding to one of our local shareholders which was negotiated on arms length terms. Some or all of these transactions may present conflicts of interest that may in turn result in the conclusion of transactions on terms that are not arms length.

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

Our business is subject to significant changes in technology that could adversely affect our business

The television broadcasting industry may be affected by rapid changes in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analogue terrestrial broadcasting, such as digital broadcasting, cable and satellite distribution systems, could adversely affect our businesses. Television broadcasting markets may face further competition from, and could be required to expend substantial financial and managerial resources on, the implementation of new broadcasting technologies. Countries in which we have operations have plans to migrate from analogue terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans with differing time frames and regulatory regimes. The specific timing in any country is not fully known and we cannot predict the effect of such migration on our existing operations or predict our ability to receive any additional rights to broadcast if such additional rights should be required under any relevant regulatory regime. We may be required to commit substantial financial and other resources to the implementation of new technologies. We may be required to make substantial additional capital investment in order to implement digital terrestrial broadcasting and the use of alternative distribution systems may require us to acquire additional distribution and content rights. In light of our increased leverage position following the acquisition of the TV Nova (Czech Republic) group, we may not have access to resources sufficient to make such investments.

We may not be able to enforce our indemnification rights in a timely manner

Under the purchase agreement for the TV Nova (Czech Republic) group, PPF and certain of its affiliates have agreed to indemnify us for a limited period of time up to the full amount of the purchase price paid by us for the TV Nova (Czech Republic) group for a series of events and circumstances, including claims relating to taxes and claims brought by certain former shareholders of the TV Nova (Czech Republic) group. If we make an indemnification claim and we do not receive an indemnification payment or if such payment is delayed or contested, it may have a material adverse effect on our ability to make any required repayments under the terms of the Senior Notes or other indebtedness or may adversely affect our results of operations.

Enforcement of civil liabilities and judgments may be difficult

Central European Media Enterprises Ltd. is a Bermuda company, and substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States of America. In addition, several of our directors and officers are non-residents of the United States of America, and all or a substantial portion of the assets of such persons are or may be located outside the United States of America. As a result, investors may be unable to effect service of process within the United States of America upon such persons, or to enforce against them judgments obtained in the United States of America courts, including judgments predicated upon the civil liability provisions of the United States of America federal and state securities laws. There is uncertainty as to whether the courts of Bermuda and the countries in which we operate would enforce (i) judgments of United States of America courts obtained against us or such persons predicated upon the civil liability provisions of the United States of America federal and state securities laws or (ii) in original actions brought in such countries, as applicable, liabilities against us or such persons predicated upon the United States of America federal and state securities laws.

Risks Relating to Our Common Stock

The price of our Common Stock is likely to remain volatile

The market price of our Common Stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Business and Operations” and including the following: general economic and business trends, variations in quarterly operating results, regulatory developments in our operating countries and the EU, the condition of the media industry in our operating countries, future sales of shares of our Common Stock, investor and securities analyst perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance.

Our share price may be adversely affected by potential future issuances and sales of our shares

As at December 31, 2005, we have a total of 1.0 million options to purchase Class A Common Stock outstanding and 0.2 million options to purchase Class B Common Stock outstanding. An affiliate of PPF holds 3,500,000 unregistered shares of Class A Common Stock and has the right to demand a registration of up to 50% of such shares in May 2006 and up to 100% of such shares in May 2007. We cannot predict what effect, if any, the issuance of shares underlying options, the registration of such unregistered shares or any future sales of our shares will have on the market price of our shares. However, if more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

There is a risk that we may become subject to the passive foreign investment company rules under United States tax laws

We believe, but cannot assure, that we will not be classified as a passive foreign investment company (PFIC) under U.S. tax laws for the current or future years. If we were a PFIC, then each U.S. holder of our Class A Common Stock (other than a U.S. holder whose Class A Common Stock is otherwise marked-to-market for U.S. federal income tax purposes) generally would, upon certain distributions by us or upon disposition of the Class A Common Stock at a gain, be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge, as if the distribution or gain had been recognized ratably over the U.S. holder’s holding period for the Class A Common Stock, beginning with the year in which we become a PFIC. A U.S. holder could avoid the application of these rules by making a special tax election for the first year in which we become a PFIC, the effect of which generally would be to accelerate the electing U.S. holder’s recognition of income with respect to our Class A Common Stock. We intend to notify U.S. holders of our Class A Common Stock if we determine at any time that we have become or are about to become a PFIC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own and lease properties in the countries in which we operate. With the exception of our assets held-for-sale in Croatia, these facilities are fully utilized for current operations, are in good condition and are adequately equipped for purposes of conducting broadcasting or such other operations. We believe that suitable additional space is available on acceptable terms in the event of an expansion of our businesses. The table below provides a brief description of our significant properties.

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered Office, Corporate
London, United Kingdom	Leased office	Administrative Center, Corporate
Amsterdam, Netherlands	Leased office	Corporate Office, Corporate
Zagreb, Croatia	Owned buildings (currently disclosed as assets held-for-sale) and leased buildings	Office and studio space, NOVA TV (Croatia)
Prague, Czech Republic	Leased buildings	Office and studio space, TV NOVA (Czech Republic)
Bucharest and other key cities within Romania	Leased buildings	Office and studio space, PRO TV
Blatne, Slovak Republic	Owned buildings	Office and studio space, MARKIZA TV
Ljubljana, Slovenia	Owned buildings and leased buildings	Office and studio space, POP TV and KANAL A
Kiev, Ukraine	Leased buildings	Office space, STUDIO 1+1
Surrounding suburbs of Kiev, Ukraine	Leased offices	Studio space, STUDIO 1+1

For further information on using our cash resources to fund these facility-related costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

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

On February 24, 2005, we entered into the Agreement on the Settlement of Disputes and Transfer of Ownership Interest with Peter Krsak (the “Krsak Agreement”). The Krsak Agreement provides that Mr. Krsak will file petitions to withdraw all of his claims in respect of the TV Nova (Czech Republic) group following the satisfaction of specified conditions precedent. Those conditions were satisfied in April 2005 and Mr. Krsak filed the necessary petitions in May 2005. The City Court in Prague accepted a petition to withdraw the Krsak 2002 Petition on May 24, 2005 and issued a resolution confirming that the proceedings in respect of the Krsak 2002 Petition have been terminated. This decision has become final.

In connection with an extraordinary appeal filed by Mr. Krsak on August 8, 2003, the Commercial Register file of CET 21 was lodged with the Supreme Court. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition on May 31, 2005 to withdraw this claim, and the court has confirmed that the proceedings in respect of this claim have been terminated. The Commercial Register file of CET 21 was returned to the City Court in Prague as a result of the termination of the proceedings before the Supreme Court. On October 14, 2005, the City Court in Prague confirmed the registration of Vilja in the Commercial Register as the owner of 52.075% of CET 21. The decision became final on December 17, 2005.

Disposition of the CET 21 Interest Held by CET 21

Following an enforcement proceeding against Vladimir Zelezny in another matter, his 60% interest passed to CET 21. The CET 21 shareholder resolution based on a proposal dated July 4, 2002 provided for the redistribution of this 60% interest among Vilja, Krsak, CEDC and CS, the four remaining shareholders of CET 21. Only Vilja elected to participate in the redistribution of that interest; it acquired its pro rata portion of the 60% interest and thereby increased its ownership in CET 21 to 52.075% (from a 20.83% interest of an aggregate 40% interest then held by the four remaining shareholders). Neither Mr Krsak, who previously held a 16.67% interest in CET 21, or CS or CEDC, which each holds a 1.25% interest, participated in the redistribution. As a result, their pro rated portions of the 60% interest (equal to an aggregate 28.755% interest in CET 21) continue to be held by CET 21 itself. The preliminary injunction which had previously prohibited the disposition of this 28.755% interest ceased to exist as a result of termination of one of the lawsuits previously launched by Mr. Krsak. On October 14, 2005, the City Court in Prague confirmed the registration of CET 21 in the Commercial Register as the owner of this 28.755% interest. The decision became final on December 17, 2005.

Claims brought by Alan, Huncik, Venclik and Gal

On May 7, 2003, Messrs. Alan, Huncik, Venclik and Gal, former shareholders of CET 21, filed a claim against Krsak, Zelezny, CET 21, CEDC and CS with the City Court in Prague. The substance of this challenge concerns the basis on which Zelezny purported to increase his ownership interest in CET 21 to 60% in 1997. The claim was withdrawn by Messrs. Alan, Huncik, Venclik and Gal on November 18, 2005. Subsequently, the proceedings were terminated by a court resolution dated November 25, 2005. This decision has become final.

Claims Relating to the Interests of CS and CEDC in CET 21

On April 2, 2003, CS entered into an agreement with Vilja to transfer its 1.25% interest in CET 21 to Vilja. This transfer was approved by a resolution of the CET 21 shareholders adopted by written consent on May 16, 2003. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on August 8, 2003 to declare the shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The High Court in Prague decided on June 22, 2005 to return the file to the City Court in Prague for a formal decision on the withdrawal of the claim and termination of the proceedings. On January 11, 2006, the City Court in Prague issued a resolution confirming that the proceedings in respect of this petition have been terminated. This decision has become final.

CET 21 adopted a shareholder resolution by written consent on January 5, 2004 to approve the transfer of the 1.25% interest of CEDC in CET 21 to PPF (Cyprus) Ltd. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on February 3, 2004 to declare this shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The City Court in Prague issued a resolution on August 1, 2005 confirming that the proceedings in respect of this petition have been terminated. This decision has become final.

The consent of the Czech Media Council to the transfer of each of these 1.25% interests, which is necessary for such transfers to become effective, has been requested but has not yet been issued.

Other Claims

On January 25, 2005, Mr. Krsak filed on his own behalf and on behalf of CET 21 an action in the City Court in Prague against 25 parties, including PPF and its affiliates, CP 2000, Vilja, and certain former and current members of management. In his filing, Mr. Krsak claimed damages to himself in the amount of approximately CZK 1.25 billion (approximately US$ 50.9 million) and on behalf of CET 21 in the amount of approximately CZK 7.5 billion (approximately US$ 305.7 million). The substance of this claim is that various entities and persons controlling CET 21 caused CET 21 damage by entering into agreements on disadvantageous terms with service companies related to such controlling person (such as CP 2000 and Mag Media, which have subsequently been merged into CME Media Services).

Pursuant to the Krsak Agreement, Mr. Krsak filed a petition to withdraw this claim in May 2005 with the City Court in Prague. The City Court in Prague accepted this petition on May 31, 2005 and issued a resolution confirming that the proceedings have been terminated. This decision has not yet become final.

In December 2002, the Czech Republic Union of Authors (“OSA”), a collective administrator of copyright, filed an action against CET 21, claiming payment of CZK 46.8 million (approximately US$ 1.9 million) plus interest for alleged unauthorized use of works from the OSA library. CET 21 has been attempting to negotiate a revised pricing structure with OSA since 2002 and has been paying advances on the licensing fee to OSA on an estimated basis pending final agreement of the amounts payable. At a hearing on September 19, 2005, the Municipal Court in Prague upheld OSA’s claim. On December 21, 2005, CET 21 entered into a settlement agreement with OSA to pay CZK 39.6 million (approximately US$ 1.6 million) as full payment for all amounts claimed by OSA for the period from 2002 through 2005. CET 21 also entered into a contract with OSA to fix payments for the period from 2006 through 2008.

Antimonopoly Office

Following an investigation that the Office for the Protection of Economic Competition of the Czech Republic began conducting during the fourth quarter of 2005 regarding potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004, CET 21 has, without acknowledging any infringements alleged by the Antimonopoly Office, agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. Upon acceptance of these undertakings by the Antimonopoly Office and subject to observance of them, the investigation will be terminated.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises BV. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim. Accordingly, we have made no provision for this claim in our Consolidated Balance Sheets as at December 31, 2005.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoiski filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoiski is attempting to enforce what he alleges was a binding agreement with Mr. Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoiski on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoiski, Mr. Rodnyansky and Boris Fuchsmann for the acquisition by Mr. Kolomoiski of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyansky and Mr. Fuchsmann, subject to Mr. Kolomoiski assuming all of their obligations under our existing partnership arrangements. Following a series of initial hearings, proceedings on the merits have been suspended pending the resolution of a procedural matter that has been appealed to the Supreme Court of Ukraine. This appeal is currently pending. We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoiski and because any transfer would, in any event, breach Intermedia’s statutory and contractual consent and pre-emptive rights. In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyanksy to Mr. Kolomoiski pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% economic interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoiski. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law is expected to come into force in March 2006. Following adoption of these amendments, our partners have confirmed they are prepared to proceed with the restructuring. Upon successful completion of the restructuring, we will terminate the proceedings initiated in December 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Common Stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol "CETV."

On February 13, 2006 the last reported sales price for the Class A Common Stock was US$ 60.92.

The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years.

Price Period	High (US$/Share)	Low (US$/Share)
2004
First Quarter	21.32	17.50
Second Quarter	23.18	18.13
Third Quarter	29.12	22.34
Fourth Quarter	40.27	28.60
2005
First Quarter	56.08	34.90
Second Quarter	50.70	40.04
Third Quarter	55.79	47.10
Fourth Quarter	59.00	44.72

At February 13, 2006, there were 22 holders of record (including brokerage firms and other nominees) of the Class A Common Stock, approximately 4,800 beneficial owners of the Class A Common Stock, and 10 holders of record of the Class B Common Stock. There is no public market for the Class B Common Stock. Each share of Class B Common Stock has 10 votes.

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our Common Stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2005.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2005. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have derived the consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and December 31, 2004 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K, as restated to reflect the adoption of FIN 46 (R).

	For the Years Ended December 31,
	2005 (3)	2004	2003	2002	2001
	(US$ 000’s, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$400,978	$182,339	$124,978	$99,143	$84,116
Operating income/(loss)	$52,369	18,740	(4,410)	1,466	(8,315)
Net income/(loss) from continuing operations	43,008	16,007	(24,201)	(25,106)	(25,240)
(Loss)/income on discontinued operations (1)	(513)	2,524	370,213	10,922	3,129
Net income/(loss)	$42,495	$18,531	$346,012	$(14,184)	$(22,111)

PER SHARE DATA: (2)
Net income/(loss) per common share from:
Continuing operations - basic	$1.24	$0.57	$(0.91)	$(0.95)	$(0.95)
Continuing operations - diluted	1.21	0.55	(0.91)	(0.95)	(0.95)
Discontinued operations - basic	(0.01)	0.09	13.97	0.41	0.12
Discontinued operations - diluted	(0.01)	0.09	13.97	0.41	0.12
Net income/(loss) - basic	1.23	0.66	13.06	(0.54)	(0.84)
Net income/(loss) - diluted	$1.20	$0.64	$13.06	$(0.54)	$(0.84)
Weighted average common shares used in computing per share amounts (000s)
Basic	34,664	27,871	26,492	26,451	26,449
Diluted	35,430	29,100	26,492	26,451	26,449

CONSOLIDATED BALANCE SHEET DATA:
Current assets	$286,926	$265,049	$266,891	$109,558	$81,024
Non-current assets	1,101,924	179,590	101,861	74,464	75,114
Total assets	1,388,850	444,639	368,752	184,022	156,138
Current liabilities	206,961	109,745	71,116	77,156	79,619
Non-current liabilities	488,099	18,965	23,118	200,723	165,225
Minority interests	13,237	4,861	994	2,019	90
Shareholders’ equity/(deficit)	680,553	311,068	273,524	(95,876)	(88,796)
Total liabilities and shareholders’ equity	$1,388,850	$444,639	$368,752	$184,022	$156,138

(1) In 2003 we sold our 93.2% participation interest in CNTS, our former Czech operating company, to PPF. In 2000 we sold substantially all of our Hungarian operations to SBS. Our financial statements present our former operations in the Czech Republic and Hungary as discontinued operations for all periods.
(2) All per share data has been adjusted for the two-for-one stock splits which occurred on August 22, 2002, January 10, 2003 and November 5, 2003.
(3) The Consolidated Balance Sheet and Consolidated Statements of Operations reflect the effect of our acquisition of the TV NOVA (Czech Republic) group in May 2005.

The following table sets forth unaudited financial data for each of our last eight fiscal quarters:

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net Revenues	$48,304	$113,109	$87,067	$152,498
Operating Income/(Loss)	(2,252)	6,862	4,792	42,967
Net Income/(Loss)	(7,949)	25,459	(9,614)	34,599
Net Income/(Loss) per share:
Basic EPS	$(0.28)	$0.74	$(0.25)	$0.91
Effect of dilutive securities	-	(0.02)	-	(0.01)
Diluted EPS	$(0.28)	$0.72	$(0.25)	$0.90

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net Revenues	$35,848	$44,886	$36,543	$65,062
Operating Income/(Loss)	6,022	8,771	(6,736)	10,683
Net Income/(Loss)	5,171	6,032	(5,647)	12,975
Net Income/(Loss) per share:
Basic EPS	$0.19	$0.22	$(0.20)	$0.46
Effect of dilutive securities	(0.01)	(0.01)	-	(0.02)
Diluted EPS	$0.18	$0.21	$(0.20)	$0.44

Seasonality

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the sections entitled “Forward-looking Statements” and "Risk Factors" in Part I, Item 1.

Contents

I.	Executive Summary
II.	General Market Information
III.	Analysis of Segment Results
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates
VII.	Related Party Matters

I.	Executive Summary

During 2005 we delivered on our previously announced strategy:

•	We improved the financial performance of our core stations (Romania, Slovak Republic, Slovenia, Ukraine) by delivering an increase in Segment Net Revenues of 22% and Segment EBITDA of 31% from 2004;

•	We completed the acquisition of the TV Nova (Czech Republic) group, which has substantially increased the scale of our business and created opportunities to leverage our market size; and

•	We increased our interest in our Romanian operations to 85% and in our Slovenian operations to 100% and reached an agreement to increase our interest in our Slovak operations to 80%.

The principal events since January 1, 2005 are as follows:

•	In May 2005, we acquired the TV Nova (Czech Republic) group for total consideration of US$ 909.5 million, which owns and operates TV NOVA, the leading television channel in the Czech Republic;

•
To finance our acquisition of the TV Nova (Czech Republic) group in May 2005, we issued Senior Notes in the aggregate principal amount of Euro 370.0 million (approximately US$ 480 million at the time of issuance); we also raised net proceeds of approximately US$ 230.6 million by selling approximately 5.4 million shares of Class A Common Stock;

•	On June 27, 2005, our Class A Common Stock began trading on the Prague Stock Exchange;

•	We increased our interest in our Slovenian operations to 100% following the sale by Marijan Jurenec of his 3.15% interest in Pro Plus during the second quarter of 2005;

•
In June 2005, we performed an analysis of our Croatian intangible assets and goodwill to determine if they were impaired in light of our modified strategy. As a result of this analysis we determined that our Croatian investment was impaired by US$ 35.3 million (for further information see Part II, Item 8, Note 4, “Goodwill and Intangible Assets”);

•	On September 1, 2005, we acquired Galaxie Sport, which operates the leading sports cable channel GALAXIE SPORT in the Czech and Slovak Republics;

•
At the end of October 2005, we entered into an agreement with our Slovak partners to acquire a controlling interest in our Slovak operations, and to increase our economic interest in those operations from 70% to 80% for total consideration of approximately US$ 29.5 million (including deferred consideration of US$ 5.1 million payable on May 31, 2006). Following completion on January 23, 2006, we now own (directly and indirectly) an 80% voting interest in Markiza and a voting interest of 89.8% in STS. As a result of this transaction, we will begin consolidating the results of our Slovak operations from January 2006 (for further information see Part II, Item 8, Note 21, “Subsequent Events, Slovak Republic”);

•
On October 28, 2005, we entered into an agreement with Dertus Finance Group Limited (“Dertus”) providing for the purchase by us of a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), a company that owns and operates the GRAVIS channel and CHANNEL 7 in Kiev and one other local channel in Ukraine, for a total investment of approximately US$ 7.0 million (subject to any adjustment following an audit of the closing balance sheet). This acquisition of additional distribution capacity in the Ukraine, which was completed on January 11, 2006, is intended to complement STUDIO 1+1 and to allow the costs of our Ukrainian operations to be allocated across multiple channels (for further information, see Part II, Item 8, Note 21 “Subsequent Events, Ukraine”); and

•
On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Adrian Sarbu for consideration of US$ 27.2 million (for further information, see Part II, Item 8, Note 21, “Subsequent Events, Romania”). We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision.

Future Trends

As our markets mature, we anticipate more intense competition for audience share and advertising spending from other incumbent terrestrial broadcasters and, to a lesser extent, from local cable and satellite broadcasters. We believe we are in a solid position to manage increased competition. In the near term we intend to continue to pursue further improvements in the performance of our existing operations in order to maximize the potential for organic growth.

Our priorities in this regard include:

•	Pursuing sub-regional efficiencies, especially between Slovenia and Croatia and between the Czech and Slovak Republics;

•	Supporting the growth of television advertising in our markets through increased pricing and through development of additional channels to expand our advertising inventory and target niche audiences;

•	Leveraging our existing brands and assets to develop new revenue opportunities, including in the creation and distribution of programming and in the new media sectors; and

•	Continuing to expand our footprint into additional Central and Eastern European markets when financially prudent opportunities arise.

In particular, we are planning the following during 2006:

We intend to pursue improvements in the effectiveness of our operations in the Czech Republic and in the Slovak Republic, where we acquired control in early 2006. We have identified potential opportunities and are implementing measures to reduce operating expenses and streamline the operating structures of those operations, including in the areas of production and programming, and to reorient the advertising sales strategy to drive the expansion of revenues. The focus of the TV Nova (Czech Republic) group going forward will be the development of advertising revenues through price increases. It is not possible to predict the impact of this change on the advertising revenues of the Czech Republic operations for 2006 on a full-year basis. We expect advertising revenues to decline in the early part of 2006 as the new advertising sales strategy is introduced. However, we believe that the successful implementation of this policy and continued strong audience share and ratings for TV NOVA will lead to accelerated growth both in the revenues of the Czech operations and in the television advertising market generally over the next several years.

•
Following the completion of our acquisition of a controlling interest in Ukrpromtorg on January 11, 2006, we intend to re-brand the channels and to expand their reach through the activation of the satellite license and acquisition of additional local (and regional) licenses with coverage of key population centers. We will continue to seek similar opportunities to expand our footprint within each of our markets where possible.

•
We are planning to continue to invest in the development of our Croatian operations as described in Nova TV (Croatia) Development Plan that we published in August 2005. We expect to continue to increase our audience share by acquiring higher quality programming by making additional strategic investments in local productions, as well as by making limited capital investments in order to extend the technical reach of those operations.

Management Changes

•	Effective April 12, 2005, Marijan Jurenec was promoted to the new role of Director of the Adriatic Region with responsibility for our operations in Croatia and Slovenia;

•	Effective October 1, 2005, Romana Tomasová was appointed as Director of Corporate Communications, responsible for investor, government and public relations;

•	Effective February 1, 2006, Vaclav Mika was appointed General Director for the MARKIZA TV channel; and

•
Effective February 20, 2006, we appointed Adrian Sarbu to oversee our operations in the Czech and Slovak Republics in addition to his existing responsibilities as General Director of our operations in Romania.

Continuing Operations

The following table provides a summary of our consolidated results for each of the three years ended December 31, 2005, 2004, and 2003:

	For the Year Ended December 31, (US$ 000's)
	2005	2004	Movement	2004	2003	Movement
Net Revenues	400,978	182,339	218,639	182,339	124,978	57,361

Operating income/(loss)	52,369	18,740	33,629	18,740	(4,410)	23,150
Net income/(loss) from continuing operations	43,008	16,007	27,001	16,007	(24,201)	40,208
Net income	42,495	18,531	23,964	18,531	346,012	(327,481)

II.	General Market Information

Emerging Markets

Our revenue generating operations are located in Central and Eastern Europe, namely the Czech Republic, Croatia, Romania, the Slovak Republic, Slovenia and Ukraine. These emerging economies initially adopted Western style democratic forms of government within the last fifteen years and have legal systems, systems of corporate governance and business practices that continue to evolve. A lower level of development and experience in these areas within our Central and Eastern European markets, by comparison with other Central and Eastern European and Western markets, increases the relative level of business risk.

One indicator of the rate of development and the current relative level of business risk associated with economic development is Coface ratings. These are an assessment of the relative risk of payment default in different markets. The table below indicates the Coface ratings for each of the countries in which we operate. For purposes of comparison with other Central and Eastern European markets and selected Western markets, the United States and the United Kingdom were both ranked A1 in 2005, Hungary was ranked A2, Poland was ranked A3, Greece and Italy were ranked A2 and Russia and Turkey were ranked B.

Country	2005 Rating	Detail of 2005 Rating	2004 Rating	2003 Rating	2002 Rating

Croatia	A4	An already patchy payment record could be further worsened by a deteriorating political and economic environment. Nevertheless, the probability of a default is still acceptable.	A4	A4	A4
Czech Republic	A2	Default probability is still weak even in the case when one country's political and economic environment or the payment record of companies is not as good as in A1-rated countries.	A2	A3	A3
Romania	A4	An already patchy payment record could be further worsened by a deteriorating political and economic environment. Nevertheless, the probability of a default is still acceptable.	B	B	B
Slovenia	A2	Default probability is still weak even in the case when one country's political and economic environment or the payment record of companies is not as good as in A1-rated countries.	A2	A2	A2
Slovak Republic	A3	Adverse political or economic circumstances may lead to a worsening payment record that is already lower than the previous categories, although the probability of a payment default is still low.	A3	A3	A4
Ukraine	C	A very unsteady political and economic environment could deteriorate an already bad payment record.	C	C	D

Source : Coface USA. Country ratings issued by the Coface Group measure the average default risk on corporate payments in a given country and indicate to what extent a company's financial commitments are affected by the local business, financial and political outlook. Coface continuously monitors 140 countries using a spectrum of indicators incorporating political factors, risk of currency shortage and devaluation, ability to meet financial commitments abroad, risk of a systemic crisis in the banking sector, cyclical risk, and payment behavior for short term transactions.

European Union Expansion

The Czech Republic, Slovenia and the Slovak Republic acceded to the EU in May 2004. We currently anticipate that Romania will accede in 2007 and Croatia is currently in accession negotiations. Accession to the EU is likely to bring certain positive developments. All countries joining the EU become subject to EU legislation and we believe that the ongoing progress towards EU entry reduces the political and economic risks of operating in the emerging markets of Central and Eastern Europe. The reduction in political risk factors may encourage increased foreign investment that will be supportive of economic growth. Accession to the EU may also bring certain negative developments. The adoption of EU compliant legislation in connection with accession may result in the introduction of new standards affecting industry and employment, and compliance with such new standards may require increased spending.

Television Advertising Markets

We derive almost all of our revenue from the sale of television advertising, most of which is sold through media houses and independent agencies. Like other television operators, we experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. For the year ended December 31, 2005, 90% of our total Segment Net Revenue came from television advertising.

The per capita GDP in our markets is lower than that of Western markets. As a result of the lower GDP and weaker domestic consumption total advertising expenditure spending and consequently, television advertising spending per capita tends to be lower than in Western markets. However, as a result of television being commercialized in our markets at the same time as other media in our markets, television advertising spending tends to be higher as a proportion of total advertising spending in Central and Eastern European markets compared to Western markets, where newspapers and magazines and radio were established as advertising media well before the advent of television advertising.

Country	Population (in millions) (1)	Per Capita GDP 2005 (2)	Total Advertising Spending per Capita 2005 (US$) (3)	Total Advertising Spending as a % of GDP 2005 (3)	TV Advertising Spending per Capita (US$) (3)	TV Advertising Spending as a % of Total Advertising Spending (3)
Croatia	4.3	$8,176	$57.95	0.71%	$27.54	48%
Czech Republic	10.2	$11,148	$73.59	0.66%	$34.76	47%
Romania	21.3	$4,460	$12.24	0.27%	$7.32	60%
Slovak Republic	5.4	$9,312	$35.63	0.38%	$17.84	50%
Slovenia	2.0	$17,050	$55.85	0.33%	$33.29	59%
Ukraine	47.4	$1,715	$8.35	0.49%	$3.92	47%

(1)	Source: Global Insight Country Analysis (2005 data).

(2)	Source: ING (September 2005 data).

(3)	Source: CME estimates.

For purposes of comparison, the following table shows the advertising market statistics for other Central and Eastern European markets and selected Western markets.

Country	Population (in millions) (1)	Per Capita GDP 2005 (1)	Total Advertising Spending per Capita 2005 (US$) (2)	Total Advertising Spending as a % of GDP 2005 (2)	TV Advertising Spending per Capita (US$) (2)	TV Advertising Spending as a % of Total Advertising Spending (2)
Greece	11.1	$19,685	$213	1.09%	$71	33%
Hungary	10.1	$10,713	$122	1.14%	$81	66%
Italy	58.0	$29,567	$166	0.56%	$92	55%
Poland	38.6	$6,622	$28	0.42%	$14	51%
Russia	143.9	$4,279	$34	0.79%	$16	46%
Turkey	72.2	$4,345	$23	0.52%	$13	56%
UK	59.5	$37,333	$322	0.86%	$95	30%
USA	295.4	$42,471	$507	1.19%	$188	37%

(1)	Source: ZenithOptimedia (December 2005).

(2)	Source: CME estimates.

There is no objective source for reliable information on the size of television advertising spending in our markets. The following table sets out our current estimates of the development of television advertising spending by market in US$ millions.

Country	2001	2002	2003	2004	2005
Croatia				110 - 120	115 - 125
Czech Republic				335 - 345	350 - 360
Romania	60 - 70	65 - 75	85 - 95	110 - 120	150 - 160
Slovak Republic	35 -45	40 - 50	60 - 70	80 - 90	90 - 100
Slovenia	45 - 55	45 - 55	45 - 55	55 - 65	60 - 70
Ukraine	70 - 85	85 - 100	100 - 115	130 - 140	180 - 190

Market sizes are quoted at US dollar exchange rates applicable at the end of each year.

Television Advertising Sales

In the countries in which we operate, advertisers tend to allocate their television advertising budgets among channels based on each channel's audience share, audience demographic profile and pricing policy. We generally offer two different bases of pricing to our advertising customers. The first basis is cost per gross rating point (which we refer to as "GRP"). A GRP represents one percent of the population over the age of four. The second basis is rate-card, which reflects the timing and duration of an advertisement. Whether advertising is sold on a GRP basis or a rate-card basis depends on the dynamics of a particular market and our relative audience share.

Cost per GRP pricing: Advertising priced on a cost per GRP basis allows an advertiser to specify the number of gross ratings points that it wants to achieve with an advertisement within a defined period of time. We schedule the timing of the airing of the advertisements during such defined period of time in a manner that enables us both to meet the advertiser's GRP target and to maximize the use and profitability of our available advertising programming time. The price per GRP package varies depending on the demographic group that the advertisement is targeting, the flexibility given to us by advertisers in scheduling their advertisements and the rebates offered by us to advertising agencies and their clients. GRP package sales generally allow for better inventory control than rate-card pricing and optimize the net price per GRP achieved.

Rate-card pricing: Advertising priced on a rate-card basis is applied to advertisements scheduled at a specific time. Consistent with industry practice, we provide an incentive rebate on rate-card prices to a number of advertising agencies and their clients.

The majority of our advertising customers commit to annual minimum spending levels. We usually schedule specific advertisements one month in advance of broadcasting them. Prices paid by advertisers, whether they purchase advertising time on a GRP package or rate-card basis, tend to be higher during peak viewing months, particularly during the fourth quarter, than during off-peak months such as July and August. We recognize our advertising revenue at the time the relevant advertisement is broadcast. As is common in the television broadcasting industry, we provide some advertising agencies and advertisers with incentive rebates. We recognize advertising revenue net of these rebates. For the purposes of management discussion and analysis total advertising revenue net of rebates is referred to as ‘net spot revenue’. Non-spot revenue refers to revenue from sponsorship, game shows, program sales, text messaging, cable subscriptions as well as barter transactions.

Occasionally, we enter into barter transactions pursuant to which we exchange advertising time for goods and services. We record barter transactions at the fair market value of the goods or services received. Barter transactions represented 2% of our Segment Net Revenue for 2005 and 3% for 2004.

Our goal is to increase revenues from advertising in local currency year-on-year in every market through disciplined management of our advertising inventory. In any given period, revenue increases can be attributable to combinations of price increases, higher inventory sales, seasonal or time-of-day incentives, target-audience delivery of specific campaigns, introductory pricing for new clients or audience movements based on our competitors’ program schedule.

III.	Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our business segments based on Segment Net Revenues and Segment EBITDA. Segment Net Revenues and Segment EBITDA include STS and Markiza (our operating and license company affiliates in the Slovak Republic) for the year ended December 31, 2005 and STS, Markiza and Radio Pro in Romania for the year ended December 31, 2004. These entities are not consolidated under US GAAP.

We acquired our Croatian operations on July 16, 2004. Therefore, comparable 2004 financial information is included from the date of acquisition only. We acquired our Czech operations on May 2, 2005. Therefore, 2005 results are from the date of acquisition. We do not include any detailed year-on-year financial results comparisons of financial results for our Croatian operations and provide only qualified limited comparisons for our Czech operations.

Our key performance measure of the efficiency of our business segments is EBITDA margin. We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenues.

Segment EBITDA is determined as segment net income/loss, which includes costs for program rights amortization, before interest, taxes, depreciation of property, plant and equipment and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our Consolidated Statement of Operations;

•	foreign currency exchange gains and losses; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments).

We use Segment EBITDA as a component in determining management bonuses.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the years ended December 31, 2005, 2004 and 2003 see Item 8, Note 17, "Segment Data".

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000's)
	2005	(1)	2004	(1)	2003	(1)
Segment Net Revenue
Croatia (NOVA TV)	$22,030	5%	$9,757	4%	$-	-%
Czech Republic (TV NOVA, GALAXIE SPORT)	154,010	33%	-	-%	-	-%
Romania (2)	103,321	22%	76,463	31%	51,177	29%
Slovak Republic (MARKIZA TV)	64,266	14%	61,576	25%	50,814	29%
Slovenia (POP TV and KANAL A)	48,770	10%	45,388	18%	37,168	21%
Ukraine (STUDIO 1+1)	72,847	16%	53,351	22%	36,633	21%
Total Segment Net Revenue	$465,244	100%	$246,535	100%	$175,792	100%

Segment EBITDA
Croatia (NOVA TV)	$(15,866)	(10)%	$(3,756)	(5)%	$-	-%
Czech Republic (TV NOVA, GALAXIE SPORT)	71,544	45%	-	-%	-	-%
Romania (2)	43,803	28%	25,198	34%	12,206	27%
Slovak Republic (MARKIZA TV)	17,240	11%	18,975	25%	11,657	26%
Slovenia (POP TV and KANAL A)	19,337	12%	19,077	26%	13,173	29%
Ukraine (STUDIO 1+1)	21,803	14%	14,729	20%	7,999	18%
Total Segment EBITDA	$157,861	100%	$74,223	100%	$45,035	100%

Segment EBITDA Margin (3)	34%		30%		26%

(1) Percentage of Total Segment Net Revenue / Total Segment EBITDA

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the year ended December 31, 2005 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the years ended December 31, 2004 and 2003.

(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) CROATIA

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000's)
	2005	2004 (1)	Movement
Croatian Net Revenues	$22,030	$9,757	$12,273
Croatian EBITDA	$(15,866)	$(3,756)	$(12,110)
Croatian EBITDA Margin	(72)%	(38)%	(34)%
(1) 2004 Results are presented from acquisition in July 2004

Market Background: We acquired our Croatian operations on July 16, 2004. We estimate the television advertising market in Croatia has shown local currency growth of approximately 4% in 2005 and is expected to show single digit growth during 2006.

National all day audience share for NOVA TV grew to 13.6% in 2005 compared to 12.0% in the previous year. Prime time audience share grew from 10.9% to 13.3%. Prime time ratings for the whole market increased from 38.4% in 2004 to 43.8% in 2005. We believe that this was due to the increased quality of the overall television offering in this market. NOVA TV prime time ratings increased from 4.1% to 5.8% in this period.

•
Net Revenues for the year ended December 31, 2005 were US$ 22.0 million compared to US$ 9.8 million for the period from acquisition on July 16, 2004 to December 31, 2004. Net revenue for the period from July 2005 fell US$ 1.0 million or 10% when compared to the equivalent post acquisition period in 2004. The reduction in revenue was attributable to lower barter revenues as some of these were forgone in accordance with our policy to minimize barter transactions. Net spot revenues increased by 19% over the period from July to December 2005 when compared to the same period in 2004, driven principally by growth in the volume of ratings sold.

•	Croatian Segment EBITDA for the year ended December 31, 2005 was a loss of US$ 15.9 million, which is substantially attributable to investment in programming to attract greater audience share.

Costs charged in arriving at Segment EBITDA for 2005 included US$ 20.4 million of programming costs, US$ 9.4 million of other operating costs and US$ 8.1 million of selling general and administrative expenses.

(B) CZECH REPUBLIC

SEGMENT FINANCIAL INFORMATION
For the Eight Months Ended December 31, (US$ 000’s)
2005 (1)
Czech Republic Net Revenues	$ 154,010
Czech Republic EBITDA	$ 71,544
Czech Republic EBITDA Margin	46%
(1) Results are presented from acquisition on May 2, 2005.

Market Background: We acquired our Czech Republic operations on May 2, 2005. During 2005, we estimate the television advertising market in the Czech Republic grew by approximately 4% in local currency.

After the Office for the Protection of Economic Competition of the Czech Republic began conducting an investigation during the fourth quarter of 2005 regarding potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004, CET 21 has, without acknowledging any infringements alleged by the Antimonopoly Office, agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. Upon acceptance of these undertakings by the Antimonopoly Office and subject to observance of them, the investigation will be terminated.

We have incorporated these undertakings into our new advertising sales strategy, which is designed to address the fact that the television advertising market in the Czech Republic has shown slow growth over the past several years compared to general economic growth rates. This is due in part to broadcasters focusing on obtaining an increased share of revenues committed to television advertising rather than raising advertising prices. The focus of the TV Nova (Czech Republic) group going forward will be the development of advertising revenues through price increases.

It is not possible to predict the impact of this change on the advertising revenues of the Czech Republic operations for 2006 on a full-year basis. We expect advertising revenues to decline in the early part of 2006 as the new advertising sales strategy is introduced. However, we believe that the successful implementation of this policy and continued strong audience share and ratings for TV NOVA will lead to accelerated growth both in the revenues of the Czech operations and in the television advertising market generally over the next several years.

TV NOVA (Czech Republic) is ranked first (of four channels) in the market based on its national all day audience share of 41% for 2005.

•
Net Revenues for the period from acquisition to December 31, 2005 were US$ 154.0 million. We acquired our Czech Republic operations in May, 2005 and accordingly no comparative data from 2004 is available. Galaxie Sport (acquired on September 1, 2005) contributed US$ 1.6 million to total net revenue.

•	Czech Republic Segment EBITDA for the period from May 2, 2005 to December 31, 2005 was US$ 71.5 million resulting in an EBITDA margin of 46%.

Costs charged in arriving at Segment EBITDA for the eight months ended December 31, 2005 included US$ 50.6 million of programming costs, US$ 14.9 million of other operating costs and US$ 16.9 million of selling, general and administrative expenses.

We do not have audited US GAAP financial statements for the TV Nova (Czech Republic) group for the four-month period immediately prior to our acquisition. Based on our estimates for this period we believe that net revenues for the twelve-month period ended December 31, 2005 amounted to approximately US$ 235 million. This represents an increase of US$ 26.9 million or 13% over the US GAAP net revenues for the TV Nova (Czech Republic) group for the year ended December 31, 2004 published in Amendment No. 2 to our Registration Statement No. 333-123822 on Form S-3 filed with the SEC on April 28, 2005. In local currency, our estimates indicate sales growth of 6%. We estimate that Segment EBITDA for the twelve-month period ended December 31, 2005, excluding one-time adjustments from fair value apportionments on acquisition, amounted to approximately US$ 110.8 million, an increase of US$ 11.4 million, or 11.5%, over our estimate of US GAAP Segment EBITDA for 2004. The local currency estimated Segment EBITDA growth was 4% and consequently year on year EBITDA margin has fallen from 48% to an estimated 47%.

(C) ROMANIA

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Romanian Net Revenues	$103,321	$76,463	$26,858	$76,463	$51,177	$25,286
Romanian EBITDA	$43,803	$25,198	$18,605	$25,198	$12,206	$12,992
Romanian EBITDA Margin	42%	33%	9%	33%	24%	9%
Market Background: Romania continues to be one of the fastest growing economies in Central and Eastern Europe. We estimate the television advertising market grew approximately 36% during 2005. We expect the advertising market to show continued growth in the range of 30% to 40% in 2006. The combined national all day audience share for our three channels grew from 23.8% in 2004 to 24.6% in 2005.

•
Net Revenues for the year ended December 31, 2005 increased by US$ 26.9 million, or 35%, compared to 2004. Net spot revenue increased by US$ 25.0 million or 34% and non-spot revenue increased by US$ 1.9 million or 52%, principally due to increased cable tariff revenue. Excluding RADIO PRO, which was included in our results in 2004 but excluded in 2005, Segment Net Revenues grew US$ 29.5 million or 40%, principally due to net spot revenue growth of 39%.

The increase in net spot revenues was driven by a 49% increase in the number of thirty-second advertising spots sold across our three-channel operation. Average revenues per thirty-second spot grew at a double-digit rate for all three channels. Two thirds of the volume growth arose in PRO CINEMA, which was launched in April 2004 and where average spot prices are lowest of the three channels. Most of the remaining volume growth arose in ACASA. Because the increase in the volume of spots sold occurred principally on the channels with the lowest price per spot, there was an overall 7% reduction in average revenue per thirty-second spot across the three channels.

Net Revenues for 2004 increased by 49% over 2003, reflecting the increase in advertising prices and additional advertising inventory available following the launch of PRO CINEMA in April 2004.

•
Romanian Segment EBITDA for the year ended December 31, 2005 increased by US$ 18.6 million or 74% compared to 2004, resulting in an EBITDA margin of 42%, which represents a significant increase over the 33% EBITDA margin delivered in the prior year.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2005 increased by US$ 8.3 million or 16% compared to 2004. The cost of programming grew by US$ 5.5 million or 19% due to increased costs of acquired programming and increased investment in locally produced news and sport programs. We estimate that a change in the programming amortization policy implemented in 2004 reduced amortization charges in 2005 by approximately US$ 2.5 million. We do not expect this benefit to continue in future periods. Other operating costs increased by US$ 1.8 million or 13% due to the appreciation of the New Romanian Lei, compared to the US dollar, increasing salary and wage costs. Selling, general and administrative expenses increased by US$ 0.9 million or 13% primarily due to increased rent and office costs of US$ 0.8 million.

Segment EBITDA for 2004 increased by US$ 13.0 million or 106% compared to 2003 as a result of the growth of the television advertising market and increases in prices for advertising. The EBITDA margin increased from 24% in 2003 to 33% in 2004.

(D) SLOVAK REPUBLIC

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Slovak Republic Net Revenues	$64,266	$61,576	$2,690	$61,576	$50,814	$10,762
Slovak Republic EBITDA	$17,240	$18,975	$(1,735)	$18,975	$11,657	$7,318
Slovak Republic EBITDA Margin	27%	31%	(4)%	31%	23%	8%

Market Background: We estimate that the television advertising market grew by approximately 4% in local currency in 2005. Measured in US dollars, the television advertising market grew by an estimated 7% in 2005 with the difference in growth rates resulting from the weakening of the US dollar in the period. We anticipate that the television advertising market will show single digit growth in 2006.

The implementation of peoplemeters to measure audience share and ratings in late 2004 had the anticipated effect of reducing the recorded share of all leading broadcasters. The all day average audience share of MARKIZA TV fell to 31.1% from 39.6% in 2004. The primary beneficiaries of this change in audience share were foreign channels with cross border reception in the Slovak Republic and small cable channels. The peoplemeter introduction also showed that fewer people watch television than had previously been believed, with national all day ratings falling from 19.1% in 2004 to 14.3% in 2005 and prime time ratings falling from 62.8% in 2004 to 40.4% in 2005. This indicated that the amount paid for each rating point was higher than had previously been believed. All national channels showed ratings losses. For MARKIZA TV, national all day ratings declined from 7.6% in 2004 to 4.5% in 2005 and national prime time ratings fell from 25.3% in 2004 to 13.3% in 2005.

•
Net Revenues for the year ended December 31, 2005 increased by US$ 2.7 million, or 4%, compared to 2004. Spot revenue increased by US$ 2.9 million, or 5%, however, this was partially offset by a US$ 0.2 million or 4% decline in non-spot revenue as a result of reduced barter revenue. In local currency, net revenue growth in 2005 was 1%.

The volume of advertising spots sold by MARKIZA TV increased by approximately 22% compared to 2004. The average revenue per thirty-second spot decreased by 16% in local currency, primarily as a result of the decline in measured audience share following the move to peoplemeters, but also because two significant local productions did not perform as well as expected in the fourth quarter and did not achieve expected audience share against strong competition.

Net Revenues increased 21% in 2004 compared to 2003, largely due to a weakening US dollar but also due to the expansion of the television advertising market and increases in MARKIZA TV’s prices. In local currency, revenues grew by 7% in 2004 compared to 2003, in line with the growth of the television advertising market in that period.

•
Slovak Republic Segment EBITDA for the year ended December 31, 2005 decreased by US$ 1.7 million or 9% compared to 2004, and the EBITDA margin decreased from 31% in 2004 to 27% in 2005. Local currency EBITDA decreased by 12% in 2005 compared to 2004.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2005 increased by US$ 4.4 million or 10% resulting in the reduction of Segment EBITDA and the corresponding EBITDA margin compared to 2004. The cost of programming increased by US$ 1.5 million or 7%, reflecting an increase in the volume of higher cost local production and the costs of producing reality shows. The increase in programming costs was after allowing for an estimated US$ 2.0 million reduction in programming amortization charges arising from a change in the programming amortization policy implemented in 2004. We do not expect this benefit to continue in future periods. Other operating costs increased by US$ 1.1 million, or 8%, due to increased staff and social insurance costs. Selling, general and administrative expenses increased by US$ 1.8 million, or 22%, primarily as a result of the reversal of a US$ 1.1 million provision in 2004 due to resolution of a disagreement with the other shareholders that had given rise to a provision in 2003 as well as increased facilities costs resulting from operating an additional studio.

Segment EBITDA in 2004 increased US$ 7.3 million or 63% compared to 2003, with underlying local currency growth of 43% compared to 2003. The EBITDA margin increased from 23% in 2003 to 31% in 2004.

(E) SLOVENIA

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Slovenian Net Revenues	$48,770	$45,388	$3,382	$45,388	$37,168	$8,220
Slovenian EBITDA	$19,337	$19,077	$260	$19,077	$13,173	$5,904
Slovenian EBITDA Margin	40%	42%	(2)%	42%	35%	7%

Market Background: We estimate the television advertising market showed growth of approximately 3% in US dollars during 2005, and 2% in local currency. We expect the television advertising market to show low single digit growth in 2006.

The combined national all day audience share of our two channels remained constant by comparison with 2004 at 35.8%.

•
Net Revenues for the year ended December 31, 2005 increased by US$ 3.4 million, or 7%, compared to 2004. Net spot revenue increased by US$ 1.8 million, or 4%, and non-spot revenue grew by US$ 1.6 million, or 96%. In local currency, net revenues increased by 8%.

In local currency, advertising spot revenue increased by 5% as a run of successful locally produced programs led to an increase in the volume of thirty-second advertising spots sold across our two channels. The average revenue per thirty-second advertising spot was largely unchanged from 2004. Non-spot revenue grew due to increased internet and reality show driven revenue from text messaging.

Net revenues increased 22% in 2004 compared to 2003 including the impact of the weakening US dollar. In local currency, revenues increased by 14% in 2004 compared to 2003 due to higher average spot prices and increased spending by major advertisers.

•
Slovenian Segment EBITDA for the year ended December 31, 2005 increased by US$ 0.3 million or 1%. In local currency Segment EBITDA increased by 2%. EBITDA margin decreased from 42% in 2004 to 40% in 2005.

Costs charged in arriving at Segment EBITDA for the twelve months ended December 31, 2005 increased by US$ 3.1 million, or 12%, compared to 2004. Programming costs increased by US$ 0.8 million, or 7%, due to an increase in local production costs from producing more reality shows. We estimate that the change in the programming amortization policy implemented in 2004 reduced amortization charges in 2005 by approximately US$ 1.1 million. We do not expect this benefit to continue in future periods. Other operating costs increased by US$ 2.2 million, or 23%, primarily as a result of increased social insurance costs for employers of US$ 1.4 million as well as the reversal of a US$ 0.4 million provision for broadcasting transmission costs in 2004 resulting in a lower than normal charge in that period. Selling, general and administrative expenses increased by US$ 0.1 million, or 2%, as a result of general overhead cost increases.

Segment EBITDA increased by US$ 5.9 million, or 45%, in 2004 compared to 2003 as a result of revenue increases and the implementation of cost control measures as well as the benefit arising from the provision reversal referred to above. The EBITDA margin increased from 35% in 2003 to 42% in 2004.

(F) UKRAINE

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Ukrainian Net Revenues	$72,847	$53,351	$19,496	$53,351	$36,633	$16,718
Ukrainian EBITDA	$21,803	$14,729	$7,074	$14,729	$7,999	$6,730
Ukrainian EBITDA Margin	30%	28%	2%	28%	22%	6%

Market Background: The television advertising market grew approximately 38% for 2005 and we currently anticipate that it will grow by 25% to 35% in 2006.

STUDIO 1+1’s prime time audience share decreased from 26.9% in 2004 to 22.2% in 2005. This was partially as a result of two very successful series generating significant audience share in the first six months of 2004 as well as STUDIO 1+1’s main competitor Inter broadcasting two successful series in the first half of 2005. STUDIO 1+1 successfully introduced two co-produced Russian - Ukrainian series in the second half of 2005 to recoup prime time audience share in the important fourth quarter. On a national all day basis the decline in STUDIO 1+1’s audience share was lower, falling from 20.9% in 2004 to 20.0% in 2005.

•
Net Revenues for the year ended December 31, 2005 increased by US$ 19.5 million or 37% compared to 2004. Net spot revenue increased by US$ 13.9 million or 28% and non-spot revenue increased by US$ 5.6 million or 165%.

Demand for advertising by multinational companies seeking to establish their brands in the Ukrainian market and by mobile telephone operators helped increase the average revenue per thirty-second advertising spot by 18% compared to 2004. The volume of spots sold increased by 8% as a result of the full year impact of the additional nine hours of broadcast time awarded to the station from September 2004. Non-spot revenue increases were derived from sales of programming and increased management focus on generating sponsorship revenue.

Net revenues for 2004 increased by 46% compared to 2003 primarily due to television advertising market growth and increased audience share.

•	Ukrainian Segment EBITDA for the year ended December 31, 2005 increased by US$ 7.1 million or 48% compared to 2004, resulting in an EBITDA margin of 30% compared to 28% in 2004.

Costs charged in arriving at Segment EBITDA for the twelve months ended December 31, 2005 increased by US$ 12.4 million, or 32%. Programming costs increased by US$ 5.3 million, or 22%, as a result of the full year cost of broadcasting for an additional nine hours as well as increases in the cost of popular Russian series. Another component of the increase in programming costs was due to a US$ 1.1 million cost of writing down the value of American programming that no longer generates sufficient ratings in Ukraine. We estimate that a change in the programming amortization policy implemented in 2004 reduced amortization charges in 2005 by approximately US$ 5.0 million. We do not expect this benefit to continue in future periods. Other operating costs increased by US$ 5.0 million, or 64%, primarily due to salary increases of US$ 3.0 million partially due to the restructuring of independent contractor arrangements, resulting in increased employee-related taxation costs of approximately US$ 1.1 million, and increased transmission charges of US$ 0.9 million. We estimate that the full year impact of the increased employee-related taxation costs will add approximately US$ 3.6 million to the cost base in 2006. Transmission charges from the state transmission agency increased due to the extra cost of transmitting for the additional nine hours per day as well as due to price increases for transmission. Selling, general and administrative expenses increased by US$ 2.1 million, or 32%, due to additional facilities costs from an extra studio being operated since May 2005 to accommodate increased volumes of local production as well as local inflation.

Segment EBITDA for 2004 increased by US$ 6.7 million, or 84%, compared to 2003 as a result of audience share increases and the growth of the television advertising market. EBITDA margin increased from 22% in 2003 to 28% in 2004.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for 2005, 2004, and 2003 were as follows:

	For the Years Ended December 31,
	(US$ 000’s)
	2005	2004	2003
Production expenses	$67,366	$29,458	$20,657
Program amortization	81,471	42,335	30,090
Cost of programming	$148,837	$71,793	$50,747

Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows. The cost of broadcasting all other purchased programming is recorded as program amortization.

The amortization of acquired programming for each of our consolidated operations and for our operations in the Slovak Republic (MARKIZA TV) for 2005, 2004, and 2003 is set out in the table below. For comparison the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming by our operations in Croatia, Czech Republic, Romania, Slovenia and Ukraine is reflected within net cash provided by/(used in) continuing operating activities in our consolidated statement of cash flows.

	For the Years Ended December 31,
	(US$ 000’s)
	2005	2004	2003
Program amortization:
Croatia (NOVA TV)	$16,373	$3,695	$-
Czech Republic (TV NOVA, GALAXIE SPORT)	19,154	-	-
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	20,132	18,215	12,413
Slovenia (POP TV and KANAL A)	5,517	5,117	5,326
Ukraine (STUDIO 1+1)	20,295	15,308	12,351
Total consolidated program amortization	81,471	42,335	30,090
Slovak Republic (MARKIZA TV)	6,970	9,038	9,392
	$88,441	$51,373	$39,482

Cash paid for programming:
Croatia (NOVA TV)	$16,062	$3,076	$-
Czech Republic (TV NOVA, GALAXIE SPORT)	26,027	-	-
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	40,279	22,164	14,876
Slovenia (POP TV and KANAL A)	6,200	5,177	5,587
Ukraine (STUDIO 1+1)	27,019	21,022	11,534
	115,587	51,439	31,997
Slovak Republic (MARKIZA TV)	10,692	8,120	9,088
	$126,279	$59,559	$41,085

IV.	Analysis of the Results of Consolidated Operations

OVERVIEW

We consolidate the financial statements of entities in which we hold at least a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FIN 46 (R) (For further discussion, see Item 8, Note 2, "Summary of Significant Accounting Policies”). We consolidate our operations in Croatia, the Czech Republic, Romania (with the exception of Radio Pro), Slovenia and Ukraine.

Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. We currently account for our operations in the Slovak Republic and Radio Pro in Romania in this manner. Following our acquisition of a controlling interest in the Slovak Republic operations on January 23, 2006, we will be consolidating these operations (See Item 8, Note 21, "Subsequent Events”).

IV (a) Net Revenues for the years ending December 31, 2005, 2004 and 2003:

	Consolidated Net Revenues
	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Croatia	$22,030	$9,757	$12,273	$9,757	$-	$9,757
Czech Republic	154,010	-	154,010	-	-	-
Romania	103,321	73,843	29,478	73,843	51,177	22,666
Slovenia	48,770	45,388	3,382	45,388	37,168	8,220
Ukraine	72,847	53,351	19,496	53,351	36,633	16,718
Total Consolidated Net Revenues	$400,978	$182,339	$218,639	$182,339	$124,978	$57,361

Our consolidated net revenues increased by US$ 218.6 million, or 120%, for the year ended December 31, 2005 compared to 2004 due to:

•	The inclusion of US$ 154.0 million of net revenues from our newly acquired Czech Republic operations as described in Item 7, III “Analysis of Segment Results”;

•
The inclusion of a full twelve months of revenue from our Croatian operations in 2005 following the acquisition in July 2004 as described above in Item 7, III "Analysis of Segment Results", which contributed an additional US$ 12.3 million to net revenues in 2005;

•	A US$ 29.5 million, or 40%, increase in the net revenues of our Romanian operations as described above in Item 7, III "Analysis of Segment Results";

•	A US$ 3.4 million, or 7%, increase in the net revenues of Slovenian operations as described above in Item 7, III “Analysis of Segment Results"; and

•	A US$ 19.5 million, or 37%, increase in the net revenues of our Ukrainian operations as described above in Item 7, III “Analysis of Segment Results".

Our consolidated net revenues increased by US$ 57.4 million, or 46%, during 2004 compared to 2003.

IV (b) Total Operating Expenses for the years ending December 31, 2005, 2004 and 2003

	Consolidated Operating Expenses
	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Operating costs	$65,138	$33,615	$31,523	$33,615	$26,608	$7,007
Cost of programming	148,837	71,793	77,044	71,793	50,747	21,046
Station selling, general and administrative expenses	46,382	22,112	24,270	22,112	14,245	7,867
Depreciation of station property, plant and equipment	16,367	6,429	9,938	6,429	5,276	1,153
Amortization of broadcast licenses and other intangibles	11,180	465	10,715	465	-	465
Corporate operating costs	25,374	29,185	(3,811)	29,185	32,512	(3,327)
Impairment Charge	35,331	-	35,331	-	-	-
Total Operating Expenses	$348,609	$163,599	$185,010	$163,599	$129,388	$34,211

Total operating expenses increased by US$ 185.0 million, or 113%, in 2005 compared to 2004.

For the year ended December 31, 2004 total operating expenses increased by US$ 34.2 million, or 26%, compared to 2003.

Further detail on the change in the components of Total Operating Expenses is provided below:

Operating Costs: Total consolidated station operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of other intangibles as well as station selling, general and administrative expenses) increased by US$ 31.5 million, or 94%, in 2005 compared to 2004 primarily due to:

•	The inclusion of US$ 14.9 million of additional station operating costs relating to our newly acquired Czech Republic operations;

•	A US$ 6.5 million increase in the station operating costs of our Croatian operations, primarily as a result of the inclusion of expenses in 2004 only from the acquisition in July 2004;

•
Operating costs of our Romanian operations increasing by US$ 3.0 million, or 22%, due to the appreciation of the New Romanian Lei, compared to the US dollar, as well as increased salary and wage costs as described in Item 7, III “Analysis of Segment Results”;

•	Operating costs of our Slovenian operations increasing by US$ 2.2 million, or 23%, as described in Item 7, III “Analysis of Segment Results”; and

•	Operating costs of our Ukrainian operations increasing by US$ 5.0 million, or 64%, as described in Item 7, III “Analysis of Segment Results”.

Total consolidated station operating costs increased by US$ 7.0 million, or 26%, in 2004 compared to 2003.

Cost of Programming: Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 77.0 million or 107% in 2005 compared to 2004 primarily due to:

•	The inclusion of US$ 50.6 million of additional programming costs relating to our newly acquired Czech Republic operations;

•	A US$ 14.4 million increase in the programming costs of our Croatian operations primarily as a result of the inclusion of expenses in 2004 only from the acquisition in July 2004;

•	A US$ 5.9 million, or 20%, increase in the programming costs of our Romanian operations as described in Item 7, III “Analysis of Segment Results”;

•
A US$ 0.8 million, or 7%, increase in the programming costs of our Slovenian operations station operating costs and expenses of our Slovenian operations as described in Item 7, III “Analysis of Segment Results”; and

•	A US$ 5.3 million, or 22%, increase in the programming costs of our Ukrainian operations as described in Item 7, III “Analysis of Segment Results”.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 21.0 million, or 41%, in 2004 compared to 2003.

Station Selling, General and Administrative Expenses: Total consolidated station selling, general and administrative expenses increased by US$ 24.3 million, or 110%, in 2005 compared to 2004 primarily due to:

•	The inclusion of US$ 16.9 million of station selling, general and administrative expenses from our newly acquired Czech Republic operations;

•
A US$ 3.6 million, or 79%, increase in the station selling, general and administrative expenses of our Croatian operations, for which expenses were included in 2004 only from its acquisition in July 2004;

•	A US$ 1.6 million, or 24%, increase in the station selling, general and administrative expenses of our Romanian operations as described in Item 7, III “Analysis of Segment Results”;

•	A US$ 0.1 million, or 2%, increase in the station selling, general and administrative expenses of our Slovenian operations as described in Item 7, III “Analysis of Segment Results”; and

•	A US$ 2.1 million, or 32%, increase in the station selling, general and administrative expenses of our Ukrainian operations as described in Item 7, III “Analysis of Segment Results”.

Total consolidated station selling, general and administrative expenses increased by US$ 7.9 million, or 55%, in 2004 compared to 2003.

Depreciation of Station Property, Plant and Equipment: Total consolidated depreciation of station property, plant and equipment increased by US$ 9.9 million, or 155%, in 2005 compared to 2004 primarily due to:

•	The inclusion of US$ 5.5 million of additional depreciation relating to our newly acquired Czech Republic operations;

•	A US$ 1.9 million increase in the depreciation costs of our Croatian operations primarily as a result of the inclusion of expenses in 2004 only from the acquisition in July 2004;

•	A US$ 1.2 million, or 52%, increase in the depreciation costs of our Romanian operations due to depreciation of newly acquired production equipment assets;

•	A US$ 1.5 million, or 103%, increase in the depreciation costs of our Slovenian operations as a result of depreciation of newly acquired digital production and editing equipment assets; and

•	A US$ 0.6 million, or 59%, increase in the depreciation costs of our Ukrainian due to depreciation of newly acquired studio equipment assets.

Total consolidated depreciation of station property, plant and equipment increased by US$ 1.2 million, or 22%, in 2004 compared to 2003.

Amortization of Broadcast Licenses and Other Intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 10.7 million in 2005 compared to 2004 primarily as a result of the amortization of the broadcast license and customer relationships of our newly acquired Czech Republic operations.

Total consolidated amortization of broadcast licenses and other intangibles increased from nil to US$ 0.5 million in 2004 compared to 2003.

Corporate operating costs (including non-cash stock-based compensation) for the years ending December 31, 2005, 2004, and 2003 were as follows:

	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Corporate operating costs (excluding non-cash stock-based compensation)	$22,420	$19,083	3,337	$19,083	$19,303	(220)
Non-cash stock-based compensation	2,954	10,102	(7,148)	10,102	13,209	(3,107)
Corporate operating costs (including non-cash stock-based compensation)	$25,374	$29,185	(3,811)	$29,185	$32,512	(3,327)

The increase in corporate costs (excluding non-cash stock-based compensation) of US$ 3.3 million in 2005 compared to 2004 was principally due to:

•	an increase in staff-related costs caused by an increase in corporate staff from 27 to 41, and temporary staff costs relating to the acquisition of the TV Nova (Czech Republic) group; and;

•
an increase in professional fees in respect of legal, tax and press and public relations expenses relating to advice in connection with our investment in Ukraine, legal proceedings in our Ukrainian operations (for further information see Item 8, Note 19, “Commitments and Contingencies”) and in connection with the acquisition of our Czech Republic operations and subsequent listing on the Prague Stock Exchange together with an increase in investor relations activity;

partly off-set by

•	a decrease in business development expenses.

The decrease in corporate costs (excluding non-cash stock-based compensation) in 2004 compared to 2003 was primarily due to a charge of US$ 3.3 million having been recognized in 2003 relating to the termination of our remaining corporate satellite contracts. No such charge was recognized in 2004. This decrease was partially offset by an increase in corporate operating costs of US$ 3.1 million principally due to:

•
an increase in staff-related costs caused in part by an increase in corporate staff from 20 to 27 (including three staff primarily focused on internal audit work related to Sarbanes-Oxley requirements);

•	an increase in travel expenses as a result of implementation of Sarbanes-Oxley certification requirements in respect of internal controls and travel related to business development and station visits;

•
an increase in press and public relations expenses due to the acquisition of our Croatian operations and the preparation for the TV Nova (Czech Republic) group acquisition as well as costs associated with our celebration of the 10th anniversary of our listing on NASDAQ; and

•	increased business development expenses incurred in researching potential acquisition targets;

The reduction in the charge for non-cash stock-based compensation in 2005 compared to 2004 relates primarily to a decline in the charge for certain options issued in 2000 accounted for under FASB interpretation 44, the last of which were exercised on May 11, 2005. The reduction in the charge for non-cash stock-based compensation in 2004 compared to 2003 also relates primarily to a reduction in the charge for the options accounted for under FASB interpretation 44 and was principally due to the exercise of some of these options during the period as well as different movements in the price of our stock in the two periods (see Item 8, Note 15, “Stock-Based Compensation”).

We expect to relocate our London corporate offices during 2006 and that this will give rise to a one-time expense of US$ 1.5 million, including US$ 0.4 million accelerated amortization of leasehold improvements in our current premises.

Impairment charge: In the year ended December 31, 2005, we recognized an impairment charge of US$ 35.3 million with respect to our Croatian operations. This impairment arose as a result of the on-going review of our Croatian operations and following a strategic assessment of the performance of Nova TV (Croatia) in late June 2005. At the end of the second quarter of 2005, we performed an analysis of our Croatian business to determine if it was impaired, given that the new strategy would result in cash flows that differ significantly from those previously forecast. As a result of our analysis, we recognized an impairment charge of US$ 35.3 million in total, of which, US$ 18.6 million was attributable to the broadcast license, US$ 7.0 million to trademarks and US$ 9.7 million to goodwill. Included in provision for income taxes is a US$ 5.1 million credit representing a release of deferred tax relating to the impairment charge on the license and trademark.

IV (c) Operating Income / (Loss) for the years ending December 31, 2005, 2004 and 2003

	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Operating income/(loss)	52,369	18,740	33,629	18,740	(4,410)	23,150

Total consolidated operating income / (loss) increased by US$ 33.6 million or 179% in the year ended December 31, 2005 compared to 2004. Operating margin was 13% compared to 10% in 2004.

Operating income / (loss) improved from a loss of US$ 4.4 million in 2003 to operating income of US$ 18.7 million in 2004.

IV (d) Other expense items for the years ending December 31, 2005, 2004 and 2003

	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Interest income	4,124	4,318	(194)	4,318	5,507	(1,189)
Interest expense	(29,387)	(1,203)	(28,184)	(1,203)	(12,010)	10,807
Foreign currency exchange gain/(loss), net	37,968	(574)	38,542	(574)	(10,023)	9,449
Other income/(expense)	(4,705)	(698)	(4,007)	(698)	(2,458)	1,760
Provision for income taxes	(16,691)	(11,089)	(5,602)	(11,089)	(3,760)	(7,329)
Minority interest in income of consolidated subsidiaries	(8,908)	(4,106)	(4,802)	(4,106)	(676)	(3,430)
Equity in income of unconsolidated affiliates	8,238	10,619	(2,381)	10,619	3,629	6,990
Discontinued operations	(513)	2,524	(3,037)	2,524	370,213	(367,689)

Interest income decreased by US$ 0.2 million in 2005 compared to 2004. Interest income decreased by US$ 1.2 million in 2004 compared to 2003 primarily as a result of a higher average cash balance in 2003 compared to 2004 and investments in short-term securities.

Interest expense increased by US$ 28.2 million in 2005 compared to 2004 primarily as a result of the issuance of our Senior Notes (see Item 8, Note 5, “Senior Notes”). Interest expense decreased by US$ 10.8 million in 2004 compared to 2003.

Foreign currency gain/(loss): The foreign currency exchange gain of US$ 37.9 million compared to a loss of US$ 0.6 million in 2004. The gain arose primarily as a result of the translation of the Euro-denominated Senior Notes into US dollars at December 31, 2005.

The foreign currency exchange loss in 2004 was US$ 0.6 million compared to US$ 10.0 million in 2003. The reduction was primarily due to the fact that we had retired in August 2003 the Euro-denominated portion of the senior notes we had issued in 1997.

Other expense: The expense of US$ 4.7 million in 2005 was primarily a result of a US$ 3.4 million fee incurred to secure bridge financing for our acquisition of the TV NOVA (Czech Republic) group in May 2005. We did not ultimately utilize this bridge financing.

Provision for income taxes: Provision for income taxes was US$ 16.7 million in 2005, US$ 11.1 million in 2004 and US$ 3.8 million in 2003. The increase in 2005 and 2004 is, in both cases, primarily due to our operations having higher taxable profits. In addition, the 2005 charge includes a deferred tax credit of US$ 5.1 million with respect to the impairment of our Croatian operations (For further information see Item 8, Note 4, “Goodwill and Intangible Assets, Impairment”) offset by a provision for income taxes of US$ 8.0 million in respect of our newly acquired Czech Republic operations. For further information on taxes, see Item 8, Note 14, “Income Taxes”.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 8.9 million in 2005 compared to US$ 4.1 million in 2004 and US$ 0.7 million in 2003. This is as a result of higher profitability of our Romanian and Ukrainian operations.

Equity in income of unconsolidated affiliates: As explained in Part I, Item 1, “Business”, some of our broadcasting licenses are held by unconsolidated affiliates which we account for using the equity method.

Equity in income of unconsolidated affiliates was US$ 8.2 million for 2005 compared to US$ 10.6 million for 2004 and US$ 3.6 million for 2003 as detailed below:

	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Slovak Republic operations	$8,240	$10,382	$(2,142)	$10,382	$4,521	$5,861
Romanian operations	(2)	237	(239)	237	(215)	452
Slovenian operations	-	-	-	-	(677)	677
Equity in income of unconsolidated affiliates	$8,238	$10,619	$(2,381)	$10,619	$3,629	$6,990

Discontinued operations: The amounts charged to the consolidated statements of operations in respect of discontinued operations are as follows:

	For the Years Ended December 31, (US$ 000’s)
	2005	2004	Movement	2004	2003	Movement
Gain on disposal of discontinued operations	$164	$146	18	$146	$384,213	(384,067)
Tax on disposal of discontinued operations	(677)	2,378	(3,055)	2,378	(14,000)	16,378
Discontinued operations	$(513)	$2,524	(3,037)	$2,524	$370,213	(367,689)

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our former Czech operating company, for US$ 53.2 million.

The revenues and expenses of our former Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations for each year.

The amounts charged to discontinued operations in 2005 largely represent additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004.

For additional information, see Item 8, Note 18, "Discontinued Operations".

IV (e) Consolidated Balance Sheet as at December 31, 2005 compared to December 31, 2004

Following the acquisition of the TV Nova (Czech Republic) group, the principal components of our Consolidated Balance Sheet at December 31, 2005 have increased compared to December 31, 2004. These increases are summarized below:

Summarized Consolidated Balance Sheet (US$ 000’s)	December 31, 2005	December 31, 2004	Movement
Current assets	$286,926	$265,049	$21,877
Non-current assets	1,101,924	179,590	922,334
Current liabilities	206,961	109,745	97,216
Non-current liabilities	488,099	18,965	469,134
Minority interests in consolidated subsidiaries	13,237	4,861	8,376
Shareholders’ equity	$680,553	$311,068	$369,485

Current assets: Our current assets have increased US$ 21.9 million at December 31, 2005 compared to December 31, 2004, primarily a result of the acquisition of the TV Nova (Czech Republic) group. Total current assets of the TV Nova (Czech Republic) group were US$ 102.7 million at December 31, 2005.

The effect of the addition of the TV Nova (Czech Republic) group has been partially offset by a US$ 80.9 million decrease in cash and cash equivalents, a result of the acquisition of the TV Nova (Czech Republic) group and other acquisitions during 2005.

Non-current assets: Our non-current assets have increased US$ 922.3 million at December 31, 2005 compared to December 31, 2004, primarily a result of the acquisition of the TV Nova (Czech Republic) group, whose total non-current assets were US$ 915.6 million at December 31, 2005, including US$ 707.0 million of goodwill.

Current liabilities: Total current liabilities have increased US$ 97.2 million at December 31, 2005 compared to December 31, 2004, primarily a result of the acquisition of the TV Nova (Czech Republic) group, whose total current liabilities were US$ 96.1 million at December 31, 2005.

Non-current liabilities: Total non-current liabilities have increased US$ 469.1 million at December 31, 2005 compared to December 31, 2004, a result of additional borrowings in 2005 and the acquisition of the TV Nova (Czech Republic) group. As part of the financing of the acquisition of the TV Nova (Czech Republic) group, we issued Senior Notes in the aggregate principal amount of Euro 370.0 million (US$ 436.4 million at December 31, 2005). Additionally, total non-current liabilities of the TV Nova (Czech Republic) group were US$ 33.8 million at December 31, 2005.

Minority interests in consolidated subsidiaries: Minority interests in consolidated subsidiaries at December 31, 2005 have increased US$ 8.4 million compared to December 31, 2004, primarily as a result of increased profitability of our Romanian and Ukrainian operations.

Shareholders’ Equity: Total shareholders’ equity has increased US$ 369.5 million compared to December 31, 2004, primarily a result of shares issued as partial consideration for and to finance the acquisition of the TV Nova (Czech Republic) group. As part of the consideration for the acquisition of the TV Nova (Czech Republic) group, we issued 3.5 million shares of our Class A Common Stock, valued at US$ 120.9 million. We also issued an additional 5.4 million shares of our Class A Common Stock for US$ 230.6 million to raise cash used for the acquisition.

The remaining movement in shareholders’ equity relates to proceeds from the exercise of stock options (US$ 5.9 million), movement in accumulated other comprehensive income and net income for the year.

V.	Liquidity and Capital Resources

V (a) Summary of cash flows:

Cash and cash equivalents decreased by US$ 80.9 million during the year ended December 31, 2005. The change in cash and cash equivalents is summarized as follows:

(US$ 000’s)	For the Years Ended December 31,
	2005	2004	2003

Net cash generated from/(used in) continuing operating activities	$3,544	$2,415	$(7,450)
Net cash used in continuing investing activities	(298,803)	(57,009)	(12,110)
Net cash received from/(used in) financing activities	225,359	1,886	(199,471)
Net cash (used in)/received from discontinued operations - operating activities	(2,000)	(9,463)	343,358
Net cash received from discontinued operations - investing activities	-	20,349	15,000
Impact of exchange rate fluctuations on cash	(9,010)	2,144	1,146
Net (decrease) / increase in cash and cash equivalents	$(80,910)	$(39,678)	$140,473

Operating Activities

Cash generated from continuing operations increased US$ 1.1 million, or 47%, to US$ 3.5 million in 2005, after having made a US$ 41.6 million partial repayment of the settlement liability of the TV Nova (Czech Republic) group. The settlement liability represents an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost, spol. s.r.o. ("CNTS") and  the PPF Group dated December 19, 2003. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and has been refinanced at lower interest rates using our credit facilities from Ceska Sporitelna, a.s. US$ 10.0 million remained payable at December 31, 2005 and has been settled in January 2006.

Excluding the payment of the settlement liability, cash generated from operating activities was US$ 45.2 million. This reflects the level of cash generated by our Czech operations, improved station performance in Romania and Ukraine, and an increase in dividends received from our unconsolidated affiliate STS. These have been offset by negative cash flows of our Croatian operations.

In 2004, net cash generated by continuing operations of US$ 2.4 million was after decreases in working capital for increased accounts receivable (US$ 9.1 million), increased investment in program rights (US$ 45.4 million) and other assets (US$ 4.6 million) and decreased accounts payable and accrued liabilities (US$ 13.6 million).

In 2003, net cash used in continuing operations of US$ 7.5 million was after decreases in working capital for increased accounts receivable (US$ 3.5 million), increased investment in program rights (US$ 33.0 million) decreased accounts payable and accrued liabilities (US$ 7.6 million), and decreased income and other taxes payable (US$ 1.6 million), offset by decreased other assets (US$ 1.2 million).

Investing Activities

Cash used in investing activities increased US$ 241.8 million, or 424%, to US$ 298.8 million in 2005. Cash flows from investing activities consist primarily of the following in 2005:

•
Total cash payments of US$ 218.1 million (net of cash acquired of US$ 35.6 million) for the acquisition of the TV Nova (Czech Republic) group in May 2005. The remainder of the total purchase price of US$ 909.5 million consisted of non-cash items, including:

o	the issuance of 3.5 million shares of Class A Common Stock (US$ 120.9 million);

o	the incurrence of US$ 491.7 million of short-term indebtedness to PPF (which was repaid in cash on May 5, 2005);

o	forgiveness of a US$ 18.5 million balance categorized as “Other Receivable” in our Consolidated Balance Sheet as at December 31, 2004; and

o	the placement of US$ 24.7 million of cash into escrow as the second and final payment to Mr. Krsak (see Item 8, Note 3, "Acquisitions and Disposals, Czech Republic");

•	A payment of US$ 20.0 million in connection with the 5% increase in our holding of our Romanian operations (for further information, see Item 8, Note 3, "Acquisitions and Disposals, Romania");

•	A payment of US$ 2.1 million in connection with our acquisition of Galaxie Sport (for further information, see Item 8, Note 3, "Acquisitions and Disposals, Czech Republic");

•	A payment of Euro 4.7 million (approximately US$ 5.7 million) to acquire the remaining 3.15% interest in Pro Plus (for further information, see Item 8, Note 3, "Acquisitions and Disposals, Slovenia");

•	Advance payments of US$ 5.1 million with respect to our acquisition of a 65.5% interest in Ukrpromtorg 2003 LLC (for further information, see Item 8, Note 21, "Subsequent Events");

•	Capital expenditures of approximately US$ 26.5 million. Capital expenditures during 2005 primarily related to upgrades of broadcasting facilities and production equipment; and

•
A net increase in restricted cash of $18.6 million, of which $24.6 million was a result of the acquisition of the TV Nova (Czech Republic) group, $0.7 million of other increases, and a reduction of $6.7 million being the second payment for our acquisition of our Croatian operations (for further information, see Item 8, Note 3, "Acquisitions and Disposals").

In 2004, net cash used in investing activities of US$ 57.0 million was due to investments in subsidiaries and unconsolidated affiliates, primarily in Croatia and Romania, of US$ 35.8 million, investment in property, plant and equipment of US$ 10.8 million, and increased restricted cash of US$ 10.1 million relating to cash held in escrow for the acquisition of our Croatian operations.

In 2003, net cash used in investing activities of US$ 12.1 million was due to investment in property, plant and equipment of US$ 7.8 million, investment in Slovenian intangible assets of US$ 6.0 million, offset by a decrease in restricted cash of US$ 1.8 million.

Financing Activities

Net cash received from financing activities was US$ 225.4 million in 2005 compared to US$ 1.9 million in 2004. Net proceeds from financing activities consist primarily of the following:

•
Net proceeds of approximately US$ 465.1 million from the issuance of Senior Notes in the aggregate principal amount of Euro 370.0 million, consisting of Euro 245.0 million of 8.25% Senior Notes due May 2012 and Euro 125.0 million of floating rate Senior Notes due May 2012 (for further information, see Item 8, Note 5, "Senior Notes"). The proceeds from this loan were used to finance part of the acquisition of the TV Nova (Czech Republic) group;

•
Net proceeds from the issuance of Class A Common Stock of approximately US$ 236.5 million, of which US$ 230.6 million was raised from the issuance of 5.4 million shares of Class A Common Stock, the proceeds of which were used for our acquisition of the TV Nova (Czech Republic) group (for further information, see Item 8, Note 3, "Acquisitions and Disposals") and approximately US$ 5.9 million from stock option exercises;

•
Proceeds from borrowing of our Czech Republic operations (US$ 42.7 million) and our Slovenian operations (US$ 23.2 million). US$ 41.6 million of the proceeds from the borrowings of our Czech Republic operations were used to repay the settlement liability discussed in Operating Activities above;

•	Repayments of indebtedness by our Czech Republic operations (US$ 8.0 million), our Slovenian operations (US$ 31.7 million) and our Croatian operations (US$ 0.3 million);

•	Repayments of short-term indebtedness to PPF for the purchase of the TV Nova (Czech Republic) group (US$ 491.7 million) and Galaxie Sport (US$ 3.0 million).

In 2004, net cash received from financing activities of US$ 1.9 million was due to the issuance of shares of Class A Common Stock of US$ 4.2 million relating to warrants and stock options being exercised, offset by net repayments under certain credit facilities and capital leases (US$ 2.3 million).

In 2003, net cash used in financing activities of US$ 199.5 million was due to the repurchase of US$ and Euro senior notes of US$ 183.7 million, net repayments of US$ 17.9 million under certain credit facilities with GoldenTree Asset Management and Ceska Sporitelna, a.s., offset by proceeds of US$ 2.5 million received on a loan from STS.

Discontinued Operations

In 2005, we paid taxes of US$ 2.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004.

In 2004, we paid taxes of US$ 9.0 to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004 and incurred US$ 0.5 of other expenses in connection with the disposal of our former Czech Republic operations. We also received a second payment (of US$ 20.3 million) from PPF in respect of the sale of CNTS, our former Czech operating company.

In 2003, we received US$ 358.6 million from the Czech government in final settlement of the UNCITRAL Arbitration and incurred US$ 15.2 million of arbitration-related legal costs. We also received US$ 15.0 million from PPF in respect of the sale of CNTS, our former Czech operating company.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future subject to the matters disclosed under "Contractual Cash Obligations" and "Cash Outlook", below.

Our ongoing source of cash at the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to us, or to other shareholders where appropriate. Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries and equity accounted investments.

Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of our Dutch and Netherlands Antilles subsidiaries, our voting power is sufficient to compel the making of distributions.

In the case of Nova TV (Croatia), distributions may be paid from net profits subject to a reserve of 5% of annual profits until the aggregate reserves equal 5% of the registered capital of Nova TV (Croatia). In the case of CET 21 and CME Media Services, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equal 10% of the registered capital of CET 21 and CME Media Services. In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote is required in order for Pro TV to make distributions and we have sufficient voting power to compel distributions of dividends. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. As of January 23, 2006, we have sufficient majority to compel the distributions of dividends by STS. In the case of Pro Plus, distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Studio 1+1, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equals 25% of the registered capital of Studio 1+1. We do not have a sufficient majority in Studio 1+1 to compel the distribution of dividends. In the case of Intermedia, Innova and IMS, distributions may be paid from their profits and there is no reserve requirement for these companies. Our voting power in Innova and IMS is sufficient to compel the distribution of dividends.

STS made dividend distributions to us in 2005, 2004, and 2003; Pro TV made dividend distributions to us in 2005, and Pro Plus made dividend distributions to us in 2004.

As at December 31, 2005 and 2004 the operations had the following unsecured intercompany balances owing to their respective holding companies:

Operating segment (US$ 000’s)	December 31, 2005	December 31, 2004
Croatia	$40,166	$11,087
Czech Republic	441,569	-
Romania	28,873	37,109
Slovak Republic	88	-
Slovenia	39	1,590
Ukraine	10,617	13,459
Total	$521,352	$63,245

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at December 31, 2005 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt - principal	$480,262	$43,081	$317	$348	$436,516
Long-Term Debt - interest	227,240	35,794	71,262	71,230	48,954
Capital Lease Obligations	5,906	694	1,118	930	3,164
Operating Leases	20,206	7,841	8,053	2,782	1,530
Unconditional Purchase Obligations	52,715	45,836	6,783	96	-
Other Long-Term Obligations	18,062	12,818	4,244	1,000	-
Total Contractual Obligations	$804,391	$146,064	$91,777	$76,386	$490,164

Long-Term Debt

As at December 31, 2005 we had the following debt outstanding:

		December 31, 2005 (US$ 000’s)
CME Ltd.	(1)	$436, 424
Czech Republic Operations	(2) - (3)	42,703
Slovenian Operations	(4)	-
Croatian operations	(5) - (7)	1,135
Total		$480,262

(1)
In May 2005, we issued Senior Notes in the aggregate principal amount of Euro 370.0 million consisting of Euro 245.0 million of 8.25% Senior Notes due May 2012 and Euro 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.5% (8.0% at December 31, 2005). Interest is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2005.

The Senior Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are guaranteed by certain of our subsidiaries. The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

In the event that (A) there is a change in control by which (i) any party other than our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the Senior Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of purchase.

At any time prior to May 15, 2008, we may redeem up to 35% of the fixed rate Senior Notes with the proceeds of any public equity offering at a price of 108.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to May 15, 2009, we may redeem all or a part of the fixed rate Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus a “make-whole” premium and accrued and unpaid interest to the redemption date.

As of December 31, 2005, Standard & Poor’s senior unsecured debt rating for our Senior Notes was B+ (Standard & Poor had assigned us a long-term corporate credit rating of BB- with a stable outlook). At December 31, 2005, Moody’s Investors Service’s rating of our Senior Notes was B1 (Moody’s senior implied rating for us was B1; positive outlook).

(2)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 48.8 million) with Ceska Sporitelna, a.s. (“CS”). The final repayment date is October 31, 2009. This facility may, at the option of CET 21, be drawn in CZK, USD or Euro and bears interest at the three-month, six-month or twelve-month LIBOR, EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%. This facility is secured by a guarantee of CME Media Services and a pledge of receivables under a factoring agreement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS. As at December 31, 2005, CZK 800 million (approximately US$ 32.5 million) has been drawn under this facility and bears interest at 4.12% (PRIBOR three-month rate at December 31, 2005 was 2.17%). Following the merger of CET 21 with CME Media Services, scheduled for 2006, this loan will be renegotiated.

(3)
CET 21 and CME Media Services have a working capital credit facility of CZK 250 million (approximately US$ 10.2 million) with CS, expiring October 31, 2006. This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. This facility is secured by a pledge of receivables under the factoring agreement between CME Media Services and Factoring Ceska Sporitelna. As at December 31, 2005, CZK 250 million (approximately US$ 10.2 million) was drawn under this facility and bears interest at 3.82% (PRIBOR three-month rate at December 31, 2005 was 2.17%).

(4)
A revolving five-year facility agreement (the “Revolving Facility”) was entered into for up to Euro 37.5 million (approximately US$ 44.2 million) in aggregate principal amount among Pro Plus, ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10% each year for four years commencing one year after signing, with 60% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest initially at EURIBOR plus 3.6%. The applicable margin may be reduced (by increments of 0.5% to a minimum of 2.1%) if Pro Plus exceeds certain benchmarks for the ratio of net debt to broadcasting cash flow. As at December 31, 2005, nil had been drawn down and was outstanding.

(5)
A total of Euro 0.8 million (approximately US$ 0.9 million) was drawn down on three loan agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the three-month EURIBOR plus 2.5% and are repayable in quarterly installments until April 1, 2011. As at December 31, 2005 a rate of 4.75% applied to these loans. These loan facilities are secured by the real property and fixed assets of OK, which as at December 31, 2005 have a carrying amount of approximately US$ 0.3 million.

(6)
Euro 0.01 million (approximately US$ 0.01 million) was drawn down on a loan agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25% and is repayable on July 31, 2006.

(7)
Euro 0.2 million (approximately US$ 0.2 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of the three-month EURIBOR plus 3.0% and is repayable on October 1, 2006. As at December 31, 2005 a rate of 5.25% applied to this loan.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.4 million. For more information on our capital lease obligations see Item 8, Note 12, “Credit Facilities and Obligations under Capital Leases”

Operating Leases

For more information on our operating lease commitments see Item 8, Note 19, “Commitments and Contingencies, Commitments”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments. For more information on our programming commitments see Item 8, Note 19, “Commitments and Contingencies, Commitments”.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 7.0 million (see Item 8, Note 19, “Commitments and Contingencies”) and the settlement liability of CZK 246.0 million (approximately US$ 10.0 million) among the PPF Group, CET 21 and CNTS. The balance of the settlement liability was paid in January 2006.

In addition to the amounts disclosed in the table above, we have entered into an agreement with Adrian Sarbu that would require us to purchase his remaining 10% shareholding in Pro TV and MPI at a price that will be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold. Mr. Sarbu can exercise this put from March 1, 2009 for a twenty-year period thereafter.

V (d) Cash Outlook

The issuance of the Euro 370.0 million (approximately US$ 480 million at the time of issuance) Senior Notes for the acquisition of the TV Nova (Czech Republic) group has increased our leverage and we have significant debt service obligations in respect of the Senior Notes and other debt facilities entered into by certain operating subsidiaries. In addition, the terms of our indebtedness, particularly the Senior Notes, restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

Our future cash needs will depend on our overall financial performance, our ability to service the indebtedness incurred under the Senior Notes as well as other indebtedness incurred by us and any future investment and development decisions. Our ability to raise further funds through external debt facilities depends on our satisfaction of a leverage ratio under the Senior Notes. In the short-term we are able to fund our operations from our current cash resources.

On February 17, 2006 we paid US$ 27.2 million for an additional 5% interest in our Romanian operations (see Item 8, Note 21, “Subsequent Events”)

In connection with our on-going review of our Croatian operations and following a strategic assessment of the performance of Nova TV (Croatia) undertaken during the second quarter, we modified our strategy for Croatia in late June 2005. This new strategy requires higher current expenditures than had been planned prior to the strategic assessment in order to secure our audience and market share targets. In order to achieve these targets, we increased our budget for the acquisition of higher quality foreign and domestic programming for 2005 and 2006, for marketing and promotion (including improvements to the on-air look of Nova TV (Croatia)) and accelerated investment for the extension of our technical reach. We expect the increase in funding required to support Nova TV (Croatia) to be in excess of US$ 20.0 million during 2006.

We expect that, taken together, our current cash balances, internally generated cash flow, committed bank facilities, and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other existing financial obligations for the next 12 months. The acquisition of additional shareholdings in our current operations, further investment in the expansion of existing operations or investment in the development of new revenue opportunities will require further financing. We would expect to raise such financing through issuing debt or equity.

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073.0 million (approximately US$ 5.3 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid. On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to SIT 636.8 million (approximately US$ 3.1 million) in aggregate principal amount. Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities defer the demand for payment until a final judgment has been issued. The tax authorities agreed to defer its demand for payment until a final decision on the matter had been reached. On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities. The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. We do not have a provision in our financial statements in relation to this legal action.

V (f) Off-Balance Sheet Arrangements

None.

VI.	Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements that are included in Item 8. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Program Rights

Program rights consist of programming acquired from third parties and programming produced locally and forms an important component of our station broadcasting schedules. Program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use. Program rights are amortized on a systematic basis over their expected useful lives. Both films and series are amortized as shown with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run. For program rights acquired under a standard two-run license, we amortize 65% after the first run and 35% after the second run. The program library is evaluated at least annually to determine if expected revenues are sufficient to cover the unamortized portion of each program. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the Consolidated Balance Sheet and the annual programming amortization charge recorded in the Consolidated Statement of Operations.

Goodwill and intangible assets

In accordance with FAS No. 141, “Business Combinations,” we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. If we had made different estimates, the amount of the purchase price attributable to intangible assets and goodwill would have changed, resulting in changes to the annual amortization charge recorded in the Consolidated Statement of Operations as well as reclassifications between goodwill and intangible assets.

We assess the carrying value of intangible assets with indefinite lives and goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review are: under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition.

Our annual assessment of the carrying values of intangible assets with indefinite lives and goodwill is based on discounted projected future cash flows. When an impairment review is undertaken, whether it be our annual assessment or if events or changes in circumstances indicate such carrying value may not be recoverable, significant judgment is required in estimating projected future cash flows including the determination of certain variables: discount rates, terminal values, the number of years on which to base the cash flow projections as well as the assumptions and estimates used to determine the cash inflows and outflows. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

Impairment tests are performed at the reporting unit level. If potential for goodwill impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. Determination of a reporting unit requires judgment, and if we were to change our business structure we could change the number and nature of the reporting units we use to assess potential impairment. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value. We recognized an impairment loss during 2005 in our Croatian operations. There was no such impairment in any of our operations during 2004 or 2003.

Impairment or disposal of long-lived assets

Long-lived assets, such as property, plant & equipment and intangible assets subject to amortization, including customer relationships and certain broadcast licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our undiscounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset.

Assets to be disposed are required to be separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are required to be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheet.

Reviewing long-lived assets for impairment requires considerable judgment. Estimating the future cash flows requires significant judgment. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

Revenue Recognition

Net revenues primarily comprise revenues from the sale of advertising time less discounts and agency commissions. Net revenues are recognized when the advertisement is aired as long as there is persuasive evidence that an arrangement with a customer exists, the price of the delivered advertising time is fixed or determinable, and collection of the arrangement fee is reasonably assured. Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as deferred income.

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

Income Taxes

The provision for income taxes includes local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The realization of our deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that we record additional valuation allowances against our deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An ongoing pattern of sustained profitability will generally be considered as sufficient positive evidence. If the allowance is reversed in a future period, our income tax provision will be reduced to the extent of the reversal. Accordingly, the establishment and reversal of valuation allowances has had and could continue to have a significant negative or positive impact on our future earnings.

We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change.

Reporting exchange differences on intercompany foreign currency transactions that are long-term in nature

On May 2, 2005, we made an intercompany loan of US$ 465.5 million to a 100% wholly-owned subsidiary holding our investment in the Czech Republic. This loan was converted to CZK 11,425 million during the second quarter and CZK 738 million (US$ 30.5 million at August 25, 2005) of this balance was capitalized as equity on August 25, 2005. The loan has a balance of CZK 10,687 million (US$ 434.7 million) as at December 31, 2005.

During the year ended December 31, 2005, a foreign exchange adjustment of negative US$ 17.8 million arose on inter-company foreign currency transactions, primarily consisting of this inter-company loan. As these transactions are long-term in nature as contemplated by FAS 52 “Foreign Currency Translation” paragraph 20(b), the foreign exchange adjustments are reported in the same manner as translation adjustments in “Other Comprehensive Income”, a separate component of equity. Foreign exchange adjustments on inter-company transactions that are not long-term in nature are included in our determination of net income, and accordingly if we determined that the loan was no longer long-term in nature we would be required to record subsequent foreign exchange adjustments as income or expense in our Consolidated Statement of Operations.

Contingencies

We are currently involved in certain legal proceeding and, as required, accrue our estimate of the probable costs for the resolution for these claims. These estimates have been developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Item 8, Note 19, “Commitments and Contingencies” for more detailed information on litigation exposure.

VII.	Related party matters

Overview

There is a limited local market for many specialist television services in the countries in which we operate, many of which are provided by parties known to be connected to our local shareholders.  As stated in FAS 57 “Related Party Disclosures” transactions involving related parties cannot necessarily be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

We consider related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a "connected" party is one in which we are aware of a family or business connection to a shareholder.

Related Party Transactions

Croatia

We have no related party transactions in Croatia.

Czech Republic

We have no related party transactions in the Czech Republic.

Romania

The total purchases from companies related or connected with Adrian Sarbu in 2005 were approximately US$ 12.0 million (2004 : US$ 6.9 million).  The purchases were mainly for programming rights and for various technical, production and administrative related services.  The total sales to companies related or connected with Adrian Sarbu in 2005 were approximately US$ 0.4 million (2004 : US$ 0.1 million).  At December 31, 2005, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 1.4 million which includes a prepayment of US$ 0.6 million (2004 : US$ 0.6 million). At December 31, 2005, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 0.5 million (2004 : US$ 0.6 million).

On February 28, 2005 we acquired 2% of Pro TV and MPI from Mr. Sarbu for US$ 5.0 million and on July 29, 2005 we acquired an additional 3% of Pro TV and MPI from Mr. Sarbu for US$ 15.0 million (see Item 8, Note 3, “Acquisitions and Disposals, Romania”). Under a put option agreement with Mr. Sarbu entered into in July 2004, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us at a price, to be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter.

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (for further information, see Item 8, Note 21, “Subsequent Events”). We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision.

Slovenia

On June 24, 2005, we acquired from Marijan Jurenec, director of our Adriatic regional operations, his remaining 3.15% interest in Pro Plus for Euro 4.7 million (approximately US$ 5.7 million at the date of acquisition).

Slovak Republic

On December 1, 2005 we repaid STS, our equity-accounted affiliate in the Slovak Republic, SKK 228 million (approximately US$ 7.1 million at the time of repayment) in settlement of the principal and interest due on a loan that had been advanced to us in 2002 and 2003. The loan bore interest at a rate of three-month Bratislava Inter-Bank Offered Rate (“BRIBOR”) plus 2.2%.

STS has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of television programs. Many of these contracts are for the production of programs that require specialist studios and specific broadcast rights. Total purchases from these companies in 2005 amounted to US$ 0.5 million (2004: US$ 0.4 million, 2003: US$ nil).

STS also sold advertising time through an advertising agency controlled by Jan Kovacik. The total 2005 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 0.2 million (2004: US$ 1.9 million, 2003: US$ 2.5 million), and the total amount due to STS from this agency at December 31, 2005 was US$ nil (2004: US$ 0.4 million).

We have received contractual management fees from STS since 1998. The value of these fees was US$ 0.4 million in each of 2005, 2004 and 2003. In 2003, the other local shareholders suggested that they were also entitled to fees for their services to STS. Consequently, we made a provision of US$ 0.7 million in our Consolidated Statement of Operations (representing our 70% share of a potential US$ 1.1 million charge against STS). During 2004, this issue was resolved and our 2004 results include a write-back of the provision taken in 2003.

Ukraine

We contract with Contact Film Studios for the production of certain television programs. This is a company connected to Boris Fuchsmann, the 40% shareholder and joint Managing Director of Innova, which is one of the operating companies for the Studio 1+1 Group. Our total purchases from Contact Film Studios in 2005 were US$ 0.1 million (2004: US$ 0.1 million, 2003: US$ nil). This amount is included in prepaid programming as at December 31, 2004.

In 1998 we made a loan to Mr. Fuchsmann with a total balance outstanding at December 31, 2005 of US$ 2.5 million (2004: US$ 2.8 million). The interest rate on this loan is US$ three-month LIBOR+3%, subject to a minimum of 5% and has a final due date of November 2006.

Alexander Rodnyansky, the former general director and current Honorary President of Studio 1+1, continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Our total purchases from CTC in 2005 were US$ 0.2 million (2004: US$ 0.1 million, 2003: US$ 0.4 million).

We acquire legal and consulting services from LLC Legal Company Varlamov and Partners, headed by the Deputy General Director of Studio 1+1. The total amount of services rendered by the company in 2005 was US$ 0.3 million (2004: US$ 0.2 million).

We contract with Vabank for the provision of banking services. This is a bank connected to the minority shareholder and joint Managing Director of Innova Boris Fuchsmann through his presence on the bank’s Supervisory Board. Our balance on the current account with the bank was US$ 5.0 million as of December 31, 2005 (2004: US$ 1.2 million). Commission and other expenses carried by us in respect of the banking services rendered by Vabank amount to US$ 0.1 million for the twelve months ended December 31, 2005. Interest of US$ 0.1 million was earned on funds on deposit with Vabank.

We contract with Kino-Kolo magazine for advertising Studio 1+1. Kino Kolo is 75% owned by Alexander Rodnyansky, who is 70% shareholder in the license company. Purchases of services from Kino-Kolo in 2005 amounted to US$ 0.1 million.

Innova Marketing is a company fully owned and headed by Boris Fuchsmann. Innova Marketing renders consulting services to Innova. The amount of such services provided in 2005 was US$ 0.1 million (2004: US$ 0.2 million).

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

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies and our Senior Notes are denominated in Euro. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. At December 31, 2005 we held no foreign currency exchange contracts.

Interest Rate Risk Management

As at December 31, 2005 we have 7 tranches of debt that provide for interest at a spread above a base rate EURIBOR and PRIBOR. A significant rise in either the EURIBOR or PRIBOR base rate of either would have an adverse effect on our business and results of operations. As at December 31, 2005 we had 3 tranches of debt which were maintained with a fixed interest rate.

Interest Rate Table as at December 31, 2005

Expected Maturity Dates	2006	2007	2008	2009	2010	Thereafter

Total Debt in Euro 000's
Fixed Rate	10	-	-	-	-	245,000
Average Interest Rate	7.25%	-	-	-	-	8.25%
Variable Rate	184	-	-	-	-	125,768
Average Interest Rate	5.14%	-	-	-	-	7.96%

Total Debt in CZK 000's
Fixed Rate	246,048	-	-	-	-	-
Average Interest Rate	8.50%	-	-	-	-	-
Variable Rate	1,050,000	-	-	-	-	-
Average Interest Rate	4.05%	-	-	-	-	-

Variable Interest Rate Sensitivity as at December 31, 2005

			Yearly interest charge if interest rates increase by
			(US$ 000s):
Value of Debt as at December 31, 2005 (US$ 000's)	Interest Rate as at December 31, 2005	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
148,563 (Euro 126.0 million)	5.14%-7.96%	$11,820	$13,306	$14,791	$16,277	$17,762	$19,248
42,704 (CZK 1,050.0 million)	4.05%	1,729	2,156	2,583	3,010	3,437	3,864
Total		$13,549	$15,462	$17,374	$19,287	$21,199	$23,112

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
London, United Kingdom
February 28, 2006

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s)

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$71,658	$152,568
Restricted cash (Note 7)	34,172	15,574
Accounts receivable (Note 8)	97,396	45,170
Income taxes receivable	9,930	90
Program rights	34,914	22,055
Other current assets (Note 9)	38,856	29,592
Total current assets	286,926	265,049
Non-current assets
Investments (Note 6)	23,936	28,558
Acquisition costs (Notes 3 and 21)	5,118	10,770
Property, plant and equipment (Note 10)	58,897	31,548
Program rights	33,081	18,299
Goodwill (Note 4)	746,583	59,092
Broadcast licenses (Note 4)	171,591	14,575
Other intangible assets (Note 4)	47,658	12,756
Other non-current assets (Note 9)	15,060	3,992
Total non-current assets	1,101,924	179,590
Total assets	$1,388,850	$444,639

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)

	December 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 11)	$84,849	$67,042
Duties and other taxes payable	27,654	20,243
Income taxes payable (Note 14)	21,894	4,658
Credit facilities and obligations under capital leases (Note 12)	43,566	10,472
Deferred consideration - Croatia (Note 3)	3,591	6,384
Deferred consideration - Czech Republic (Note 3)	24,402	-
Deferred tax (Note 14)	1,005	946
Total current liabilities	206,961	109,745
Non-current liabilities
Credit facilities and obligations under capital leases (Note 12)	4,740	8,898
Senior Notes (Note 5)	436,424	-
Income taxes payable (Note 14)	681	3,120
Deferred tax (Note 14)	42,149	6,213
Other non-current liabilities	4,105	734
Total non-current liabilities	488,099	18,965
Commitments and contingencies (Note 19)
Minority interests in consolidated subsidiaries	13,237	4,861
SHAREHOLDERS' EQUITY (Note 13):
Nil shares of Preferred Stock of $0.08 each (2004 - nil)	-	-
31,032,994 shares of Class A Common Stock of $0.08 each (2004 - 21,049,400)	2,482	1,684
6,966,533 shares of Class B Common Stock of $0.08 each (2004 - 7,334,768)	558	587
Additional paid-in capital	746,880	387,305
Accumulated deficit	(44,973)	(87,468)
Accumulated other comprehensive income / (loss)	(24,394)	8,960
Total shareholders’ equity	680,553	311,068
Total liabilities and shareholders’ equity	$1,388,850	$444,639

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2005	2004	2003
Net revenues	$400,978	$182,339	$124,978
Operating costs	65,138	33,615	26,608
Cost of programming	148,837	71,793	50,747
Station selling, general and administrative expenses	46,382	22,112	14,245
Depreciation of station property, plant & equipment	16,367	6,429	5,276
Amortization of broadcast licenses and other intangibles (Note 4)	11,180	465	-
Corporate operating costs	25,374	29,185	32,512
Impairment charge (Note 4)	35,331	-	-
Total operating expenses	348,609	163,599	129,388
Operating income/(loss)	52,369	18,740	(4,410)
Interest income	4,124	4,318	5,507
Interest expense	(29,387)	(1,203)	(12,010)
Foreign currency exchange gain/(loss), net	37,968	(574)	(10,023)
Other expense	(4,705)	(698)	(2,458)
Income/(loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	60,369	20,583	(23,394)
Provision for income taxes (Note 14)	(16,691)	(11,089)	(3,760)
Income/(loss) before minority interest, equity in income of unconsolidated affiliates and discontinued operations	43,678	9,494	(27,154)
Minority interest in income of consolidated subsidiaries	(8,908)	(4,106)	(676)
Equity in income of unconsolidated affiliates (Note 6)	8,238	10,619	3,629
Net income/(loss) from continuing operations	43,008	16,007	(24,201)
Discontinued operations (Note 18):
Pre-tax income from discontinued operations (Czech Republic)	164	146	384,213
Tax on disposal of discontinued operations (Czech Republic)	(677)	2,378	(14,000)
Net income/(loss) from discontinued operations	(513)	2,524	370,213
Net income	$42,495	$18,531	$346,012

Currency translation adjustment, net	(33,354)	4,228	10,056
Total comprehensive income	$9,141	$22,759	$356,068

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2005	2004	2003

PER SHARE DATA (Note 16):
Net income/(loss) per share:
Continuing operations - Basic	$1.24	$0.57	$(0.91)
Continuing operations - Diluted	1.21	0.55	(0.91)
Discontinued operations - Basic	(0.01)	0.09	13.97
Discontinued operations - Diluted	(0.01)	0.09	13.97
Net income - Basic	1.23	0.66	13.06
Net income - Diluted	$1.20	$0.64	$13.06

Weighted average common shares used in computing per share amounts (000s):
Basic	34,664	27,871	26,492
Diluted	35,430	29,100	26,492

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
BALANCE, December 31, 2002	18,523,768	$1,482	7,934,768	$635	$359,342	$(452,011)	$(5,324)	$(95,876)
Stock-based Compensation	-	-	-	-	13,209	-	-	13,209
Stock options exercised	145,998	12	-	-	111	-	-	123
Conversion of Class B to Class A Common Stock	600,000	48	(600,000)	(48)	-	-	-	-
Net income	-	-	-	-	-	346,012	-	346,012
Currency translation adjustment	-	-	-	-	-	-	10,056	10,056
BALANCE, December 31, 2003	19,269,766	$1,542	7,334,768	$587	$372,662	$(105,999)	$4,732	$273,524
Stock-based Compensation	-	-	-	-	10,102	-	-	10,102
Stock options exercised	1,083,634	87	-	-	2,853	-	-	2,940
Warrants exercised	696,000	55	-	-	1,688	-	-	1,743
Net income	-	-	-	-	-	18,531	-	18,531
Currency translation adjustment	-	-	-	-	-	-	4,228	4,228
BALANCE, December 31, 2004	21,049,400	$1,684	7,334,768	$587	$387,305	$(87,468)	$8,960	$311,068
Stock-based Compensation	-	-	-	-	2,954	-	-	2,954
Shares issued to PPF	3,500,000	280	-	-	120,603	-	-	120,883
Shares issued, net of fees	5,405,000	432	-	-	230,172	-	-	230,604
Stock options exercised	710,359	57	-	-	5,846	-	-	5,903
Conversion of Class B to Class A Common Stock	368,235	29	(368,235)	(29)	-	-	-	-
Net income	-	-	-	-	-	42,495	-	42,495
Currency translation adjustment	-	-	-	-	-	-	(33,354)	(33,354)
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$746,880	$(44,973)	$(24,394)	$680,553

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,495	$18,531	$346,012
Adjustments to reconcile net income to net cash generated from/(used in) operating activities:
(Income)/loss from discontinued operations (Note 18)	513	(2,524)	(370,213)
Equity in income of unconsolidated affiliates, net of dividends received	3,454	(4,340)	(243)
Depreciation and amortization	110,846	49,357	38,037
Impairment charge (Note 4)	35,331	-	-
Interest receivable	(185)	(340)	(344)
Loss on disposal of fixed assets	685	18	-
Stock-based compensation (Note 15)	2,954	10,102	13,209
Minority interest in income of consolidated subsidiaries	8,908	4,106	676
Foreign currency exchange (gain)/loss, net	(37,968)	574	10,023
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	1,693	(9,100)	(3,547)
Program rights costs	(110,364)	(45,446)	(33,049)
Other assets	12,174	(4,572)	1,246
Settlement liability (Note 11)	(41,606)	-	-
Other accounts payable and accrued liabilities	(13,642)	(13,611)	(7,642)
Income and other taxes payable	(11,744)	(340)	(1,615)
Net cash generated from/(used in) continuing operating activities	3,544	2,415	(7,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	(19,521)	(10,145)	1,769
Purchase of property, plant and equipment	(26,548)	(10,808)	(7,811)
Proceeds from disposal of property, plant and equipment	125	72	-
Investments in subsidiaries and unconsolidated affiliates	(35,305)	(35,800)	(8)
Partial consideration for acquisition of TV Nova (Czech Republic) group	(218,054)	-	-
Proceeds from partial disposal of investment	-	42	-
Repayment of loans and advances to related parties	500	400	-
License costs, other assets and intangible assets	-	(770)	(6,060)
Net cash used in continuing investing activities	(298,803)	(57,009)	(12,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance/(repurchase) of Senior Notes	465,120	-	(183,739)
Proceeds from other credit facilities	65,902	-	-
Payment of credit facilities and capital leases	(41,243)	(2,275)	(17,905)
Proceeds from/(repayment) of loans from unconsolidated affiliates	(5,827)	-	2,450
Repayment of notes for acquisition of TV Nova (Czech Republic) group	(491,703)	-	-
Repayment of liabilities on acquisition of Galaxie Sport	(3,000)	-	-
Issuance of Class A Common Stock	236,507	4,161	123
Dividends paid to minority shareholders	(397)	-	-
Repayment of other non-current liabilities	-	-	(400)
Net cash received from/(used in) financing activities	225,359	1,886	(199,471)

NET CASH RECEIVED FROM/(USED IN) DISCONTINUED OPERATIONS-OPERATING (Revised - See Note 2)	(2,000)	(9,463)	343,358
NET CASH RECEIVED FROM DISCONTINUED OPERATIONS-INVESTING (Revised - See Note 2)	-	20,349	15,000
Impact of exchange rate fluctuations on cash	(9,010)	2,144	1,146

Net increase/(decrease) in cash and cash equivalents	(80,910)	(39,678)	140,473
CASH AND CASH EQUIVALENTS, beginning of year	152,568	192,246	51,773
CASH AND CASH EQUIVALENTS, end of year	$71,658	$152,568	$192,246
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(US$ 000’s)

	For the Years Ended December 31,
	2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,402	$581	$16,658
Cash paid for income taxes (net of refunds)	$10,066	$18,920	$4,938

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Exchange of 3.5 million shares of Class A Common Stock (Note 3)	$120,883	$-	$-
Notes taken out for acquisition of TV Nova (Czech Republic) group (Note 3)	$491,703	$-	$-
Exchange of Other receivable (Note 3)	$18,541	$-	$-
Purchase of Krsak interest financed with payable (Note 3)	$24,683	$-	$-
Purchase of share of Romania operations through settlement of loans receivable (Note 3)	$-	$3,400	$-
Acquisition of property, plant and equipment under capital lease	$4,967	$333	$156

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1.	ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe. At December 31, 2005, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries and equity-accounted affiliates as at December 31, 2005 were:

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity-Accounted Affiliate (1)

CME Media Investments s.r.o.	100%	Czech Republic	Subsidiary
Vilja a.s. (“Vilja”)	100%	Czech Republic	Subsidiary
CET 21 s.r.o. (“CET 21”)	96.5%	Czech Republic	Subsidiary
CME Media Services s.r.o. (“CME Media Services”)	100%	Czech Republic	Subsidiary (2)
ERIKA a.s.	100%	Czech Republic	Subsidiary
Media Capitol, a.s.	100%	Czech Republic	Subsidiary
NOVA Consulting, a.s.	100%	Czech Republic	Subsidiary
HARTIC, a.s.	100%	Czech Republic	Subsidiary
Galaxie Sport s.r.o. (“Galaxie Sport”)	100%	Czech Republic	Subsidiary
Plejada a.s.	96.5%	Czech Republic	Subsidiary (in liquidation)

Media Pro International S.A. (“MPI”)	85%	Romania	Subsidiary
Media Vision S.R.L. (“Media Vision”)	70%	Romania	Subsidiary
MPI Romania B.V.	85%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	85%	Romania	Subsidiary
Radio Pro S.R.L (“Radio Pro”)	20%	Romania	Equity-Accounted Affiliate

International Media Services Ltd. (“IMS”)	60%	Bermuda	Subsidiary
Innova Film GmbH (“Innova”)	60%	Germany	Subsidiary
Enterprise “Inter-Media” (“Inter-Media”)	60%	Ukraine	Subsidiary
TV Media Planet Ltd	60%	Cyprus	Subsidiary
Broadcasting Company “Studio 1+1” LLC (“Studio 1+1”)	18%	Ukraine	Consolidated Variable Interest Entity (3)
Ukraine Media Services LLC	99%	Ukraine	Subsidiary

Slovenska Televizna Spolocnost s.r.o. (“STS”)	49%	Slovak Republic	Equity-Accounted Affiliate (4)
Markiza-Slovakia s.r.o. (“Markiza”)	34%	Slovak Republic	Equity-Accounted Affiliate (4)
Gamatex s.r.o.	49%	Slovak Republic	Equity-Accounted Affiliate (4)
ADAM a.s.	49%	Slovak Republic	Equity-Accounted Affiliate (4)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity-Accounted Affiliate (1)

MM TV 1 d.o.o.	100%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100%	Slovenia	Subsidiary
Super Plus Holding d.d.	100%	Slovenia	Subsidiary (in liquidation)
MTC Holding d.o.o.	24%	Slovenia	Equity-Accounted Affiliate

Nova TV d.d. (“Nova TV Croatia”)	100%	Croatia	Subsidiary
Operativna Kompanija d.o.o. (“OK”)	100%	Croatia	Subsidiary
Media House d.o.o.	100%	Croatia	Subsidiary

CME Media Enterprises B.V.	100%	Netherlands	Subsidiary
CME Czech Republic B.V.	100%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100%	Netherlands	Subsidiary
CME Germany B.V.	100%	Netherlands	Subsidiary
CME Hungary B.V.	100%	Netherlands	Subsidiary
CME Poland B.V.	100%	Netherlands	Subsidiary
CME Romania B.V.	100%	Netherlands	Subsidiary

CME Ukraine Holding GmbH	100%	Austria	Subsidiary
CME Germany GmbH	100%	Germany	Subsidiary (in liquidation)
CME Cyprus Holding Ltd	100%	Cyprus	Subsidiary
CME Development Corporation	100%	USA	Subsidiary

Central European Media Enterprises N.V.	100%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100%	Netherlands Antilles	Subsidiary

(1)	All subsidiaries have been consolidated in our Consolidated Financial Statements. All equity-accounted affiliates have been accounted for using the equity method.

(2)	Ceska Produkcni 2000 a.s. and Mag Media 99 a.s. were merged into CME Media Services s.r.o. on December 31, 2005.

(3)	For further information, see Note 2, "Summary of Significant Accounting Policies".

(4)
On January 23, 2006, we acquired 100% of A.R.J. a.s., thereby increasing our effective voting interest in STS to 89.8% and in Markiza to 80%. From January 23, 2006 we consolidate these entities. See Note 21, “Subsequent Events”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The significant accounting policies are summarized as follows:

Basis of Presentation

The consolidated financial statements include the accounts of Central European Media Enterprises Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions. We consolidate the financial statements of entities in which we hold at least a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” ("FIN 46 (R)"). Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

As we are the primary beneficiary related to the rights and obligations of Studio 1+1, we consolidate Studio 1+1 in accordance with FIN 46(R). Studio 1+1 is a license and broadcasting company within our Ukrainian operations and trades with the other companies within the group.

The following table summarizes Consolidated Balance Sheet and Consolidated Statement of Operations information that we consolidate with regard to Studio 1+1:

	December 31, 2005	December 31, 2004
Balance Sheet:
Current assets	$18,475	$10,711
Non-current assets	1,315	1,822
Current liabilities	(9,678)	(10,689)
Non-current liabilities	(106)	-
Minority interest	(4,002)	(738)
Net Assets	$6,004	$1,106

Statement of Operations:	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net revenues	$62,586	$43,903
Operating income	12,401	6,001
Net income	$5,423	$2,985

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Revenues are recognized net of discounts and customer sales incentives. Our principal revenue streams and their respective accounting treatments are discussed below:

Advertising revenue

Revenues primarily result from the sale of advertising time. Television advertising revenue is recognized as the commercials are aired. In certain countries, we commit to provide advertisers with certain rating levels in connection with their advertising. Revenue is recorded net of estimated shortfalls, which are usually settled by providing the advertiser additional advertising time.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Discounts and agency commissions are recognized at the point when the advertising is broadcast and are reflected as a reduction to gross revenue.

Cable and satellite revenues

Subscriber fees receivable from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. Subscriber revenue is recognized as contracted, based upon the level of subscribers.

Program distribution revenue

Program distribution revenue is recognized when the relevant agreement has been entered into, the product is available for delivery, collectibility of the cash is reasonably assured and all of our contractual obligations have been satisfied.

Barter transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 7.0 million, US$ 5.7 million, and US$ 0.4 million for the years ending December 31, 2005, 2004, and 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Cash that is subject to restrictions is classified as restricted cash.

Property, Plant and Equipment

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives assigned to each major asset category as below:

Asset category	Estimated useful life
Land	Indefinite
Buildings	25 years
Station machinery, fixtures and equipment	4 - 8 years
Other equipment	3 - 8 years
Software licenses	3 - 5 years

Construction-in-progress is not depreciated until put into use. Capital leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Leasehold improvements are depreciated over the shorter of the related lease term or the life of the asset. Assets to be disposed of are reported at the lower of carrying value or fair value, less costs of disposal.

Long-Lived Assets Including Intangible Assets with Finite Lives

Long-lived assets include property, plant, equipment and intangible assets with finite lives.

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

No impairment has been recognized for any long-lived assets in 2005, 2004, or 2003.

Program Rights

Purchased program rights

Purchased program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for broadcast.

Program rights are amortized on a systematic basis over their expected useful lives, according to the number of runs of the license. The amortization percentages are as follows:

	Amortization %
Type of programming	Run 1	Run 2	Run 3	Run 4	Run 5
Special blockbuster	30%	25%	20%	15%	10%
Films and series, 2 runs	65%	35%	-	-	-
Films and series, 3 runs	60%	30%	10%	-	-
Concerts, documentaries, film about film, etc.	100%	-	-	-	-

A “special blockbuster” must meet specific requirements to be classified as such, while the number of runs in other films and series is generally described in the license agreement.

Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their net realizable value.

Purchased program rights are classified as current or non-current assets based on anticipated usage, while the related program rights liability is classified as current or non-current according to the payment terms of the license agreement.

Produced program rights

Program rights that are produced are stated at the lower of cost less accumulated amortization or fair value. The amortization charge is based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs. Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their net realizable value.

Produced program rights are classified as current or non-current assets based on anticipated usage.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of consideration paid over the fair value of net tangible and other identifiable intangible assets acquired in a business combination. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the carrying value of goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Potential impairment is identified when the carrying value of a reporting unit (including its goodwill), exceeds its fair value. Goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value. In accordance with FAS 142, we have determined that our reporting units are the same as our operating segments.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Indefinite-lived intangible assets consist of certain acquired broadcast licenses and trademarks. Broadcast licenses are assigned indefinite lives after consideration of the following conditions:

•	We intend to renew the licenses into the foreseeable future;
•	We have precedents of renewals, or reasonable expectation of renewals;
•	We do not expect any substantial cost to be incurred as part of a future license renewal and no costs have been incurred in the renewals to date;
•	We have not experienced any historical evidence of a compelling challenge to our holding these licenses; and
•	We do not foresee that the technology used to exploit these licenses will undergo significant changes in the foreseeable future.

Indefinite-lived intangible assets are not amortized, but they are evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under FAS 142, an impairment loss is recognized if the carrying value of an indefinite-lived intangible asset exceeds its fair value.

Fair value is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management plans for a period of at least five years, a terminal value at the end of this period assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital.

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

Foreign Currency

Translation of financial statements

Our reporting currency and functional currency is the US dollar. The financial statements of our operations whose functional currency is other than the US dollar are translated from such functional currency to US dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income/(Loss), a component of Shareholders’ Equity. Translation adjustments arising from intercompany financing that is a long-term investment in nature is accounted for in a similar manner. At December 31, 2005, a translation loss of US$ 17.8 million (December 31, 2004: nil) related to intercompany financing that is a long-term investment in nature is included in Accumulated Other Comprehensive Income/(Loss).

Transactions in foreign currencies

Gains and losses from foreign currency transactions are included in Foreign currency exchange gain/(loss), in the Consolidated Statement of Operations in the period during which they arise.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Leases

Leases are classified as either capital or operating. Those leases that transfer substantially all benefits and risks of ownership of the property to us are accounted for as capital leases. All other leases are accounted for as operating leases.

Capital leases are accounted for as assets and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year; otherwise the principal is included in non-current liabilities. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to interest expense over the term of the lease.

Operating lease costs are charged to expense on a straight-line basis.

Stock-Based Compensation

Stock-based compensation costs are determined when options are issued and are measured under the fair value method as defined in FAS No. 123, "Accounting for Stock-based Compensation" ("FAS 123"). We adopted FAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by FAS No. 148, "Accounting for Stock-based Compensation - Transition & Disclosure" ("FAS 148"). In prior periods, we used the intrinsic method of accounting as defined in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") (See Note 15, "Stock-based Compensation"). Expense from stock options granted after the adoption of FAS 123 is recognized on a straight-line basis over the requisite service period of the underlying grant.

Had compensation costs for employee stock option awards granted, modified or settled prior to January 1, 2003 been determined consistent with the fair value approach required by FAS 123 for all periods presented, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, our net income and net income per common share would decrease to the following pro forma amounts:

		For the Years Ended December 31,
		2005	2004	2003

Net Income	As Reported	$42,495	$18,531	$346,012
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	2,954	10,102	13,209
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma	(3,022)	(10,315)	(13,778)
Net Income	Pro Forma	$42,427	$18,318	$345,443

Net Income - Basic:	As Reported	$1.23	$0.66	$13.06
	Pro Forma	$1.23	$0.66	$13.04

Net Income - Diluted:	As Reported	$1.20	$0.64	$13.06
	Pro Forma	$1.20	$0.63	$13.04

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Contingencies

Contingencies are recorded in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). The estimated loss from a loss contingency such as a legal proceeding or claim is recorded in the Consolidated Statement of Operations if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss has been incurred.

Financial Instruments

Fair value of financial instruments

The carrying value of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our Senior Notes is included in Note 5.

Derivative financial instruments

We use derivative financial instruments for the purpose of mitigating currency risks, which exist as part of ongoing business operations. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivative financial instruments for trading purposes.

Forward exchange contracts are used to mitigate exposures to currency fluctuations on certain short-term transactions generally denominated in currencies other than our functional currency. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the Consolidated Statement of Operations, together with realized gains and losses arising on settlement of these contracts.

Put options

Put options written on the stock of a consolidated subsidiary which do not provide net settlement are accounted for in accordance with FAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF No. 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in the Stock of a Consolidated Subsidiary”. Put options are recorded in the Consolidated Balance Sheet at fair value, which at December 31, 2005 is considered to be US$ nil.

Discontinued Operations

We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for “held-for-sale accounting” as discontinued operations. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

In 2005, we have separately disclosed the operating, financing and investing portions of the cash flows attributable to discontinued operations, which in prior periods were presented as a single amount.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

During 2003, we disposed of our former operations in the Czech Republic; all results of this disposal have been treated as discontinued operations (see Note 18, “Discontinued Operations”).

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2005, 2004 and 2003 totaled US$ 6.6 million, US$ 2.6 million and US$ 2.9 million, respectively.

Earnings Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period.

Reclassifications

Certain reclassifications were made to prior period amounts to conform to current period presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued FAS No. 154, “Accounting for Changes and Error Corrections” (“FAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”), and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement.  We will adopt the provisions of FAS 154 on January 1, 2006. The adoption of FAS 154 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB statement No. 123R, “Share-Based Payment” (“FAS 123R”), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation”, which addresses financial accounting and reporting for costs associated with stock-based compensation.  FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In March 2005, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance in the implementation of FAS 123R.  We will adopt the new accounting provisions on January 1, 2006.  The adoption of FAS 123R and SAB 107 are not expected to have a material impact on our financial position or results of operations.

3.	ACQUISITIONS AND DISPOSALS

Czech Republic

Acquisition - TV Nova

On May 2, 2005, we acquired 85% of the interest of PPF (Cyprus) Ltd (“PPF”) in the TV Nova (Czech Republic) group. Consideration for this acquisition was approximately US$ 630.3 million, including the incurrence of US$ 491.7 million of interim indebtedness to PPF (which was repaid in cash on May 5, 2005), the issuance of 3.5 million unregistered shares of our Class A Common Stock (US$ 120.9 million) and forgiveness of a US$ 18.5 million balance categorized as “Other Receivable” within “Other Current Assets” in our Consolidated Balance Sheet as at December 31, 2004. The 3.5 million shares of Class A Common Stock issued were valued at US$ 34.538 per share, which was determined as the average of our share price over a reasonable period of time before and after the terms of the acquisition were agreed and announced. The final purchase price was reduced by US$ 0.7 million following a post-completion audit for changes in the level of working capital and indebtedness from the time we entered into a framework agreement with PPF on December 13, 2004 to May 2, 2005.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On May 27, 2005, we acquired from Peter Krsak his 16.67% interest in CET 21, which holds the national terrestrial broadcast license for TV NOVA in the Czech Republic, for CZK 1.2 billion (approximately US$ 49.4 million at the date of acquisition). The purchase price was payable in two installments: one half of the consideration was paid on May 27, 2005 and the second installment of CZK 0.6 billion (approximately US$ 24.4 million) will be paid on the earlier of July 15, 2006 or the date on which we are registered with the Czech commercial register as the owner of 16.67% of CET 21. This installment is classified in our Consolidated Balance Sheet as restricted cash and deferred consideration as at December 31, 2005.

Following the exercise of our call option, we acquired from PPF its remaining 15% interest in the TV Nova (Czech Republic) group for cash consideration of approximately US$ 216.4 million on May 31, 2005.

As a result of these transactions, we have acquired a 100% interest in CME Media Services, which provides services related to programming, production and advertising for the TV NOVA (Czech Republic) channel and a 100% interest in Vilja a.s., which owns a 52.075% interest in CET 21. When this interest is aggregated with the purchase of the Krsak interest, we own 68.745% of CET 21. Our voting and economic interest in CET 21 is 96.50% because CET 21 itself holds an undistributed 28.755% interest that is not entitled to voting rights or dividends.

The remaining minority interests in CET 21 are currently held by Ceska Sporitelna a.s. (1.25%) and CEDC GmbH (1.25%). Subject to the consent of the Czech Media Council, the interests of Ceska Sporitelna and CEDC will be transferred to the TV Nova (Czech Republic) group for nominal consideration.

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable intangible assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition
Cash	$35,592
Receivables	56,832
Property, plant and equipment	17,379
Program library	26,937
Intangible assets subject to amortization (1)	178,054
Intangible assets not subject to amortization (2)	17,979
Goodwill	723,503
Other assets	23,562
Liabilities	(122,249)
Deferred tax liability	(45,933)
Minority interest	(2,200)
Total purchase price(3)	$909,456

(1) The intangible assets subject to amortization comprise approximately US$ 11.9 million in customer relationships, which are being amortized over five to fourteen years (weighted average: 12.4 years), US$ 0.6 million of customer backlog (fully amortized in 2005) and approximately US$ 165.6 million relating to the acquired television broadcast license, which is being amortized over twelve years.

(2) Intangible assets not subject to amortization relate to the ‘TV NOVA’ trade name.

(3) Total purchase price includes US$ 13.3 million of capitalized acquisition costs.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

As of December 31, 2004 we had accrued US$ 10.8 million of acquisition costs (principally fees relating to legal and accounting diligence and mergers and acquisitions advisory services) in relation to the acquisition of the TV Nova (Czech Republic) group. As of December 31, 2005, all acquisition costs have been charged to goodwill following the acquisition of the TV Nova (Czech Republic) group.

Our Consolidated Statement of Operations reflects the increased interest expense and amortization charges resulting from the acquisition of 85% of the TV Nova (Czech Republic) group on May 2, 2005, the Krsak interest on May 27, 2005 and 15% of the TV Nova (Czech Republic) group on May 31, 2005. On an unaudited pro-forma basis, assuming that these acquisitions had occurred at the beginning of 2005 or 2004, our Consolidated Statements of Operations would have been as follows:

Pro-forma (unaudited)	For the Years Ended December 31,
	2005	2004

Net revenues	$483,102	$390,139
Net income from continuing operations	58,717	38,703
Net income	58,204	41,227

Per Share Data:
Net income - Basic	$1.68	$1.12
Net income - Diluted	$1.64	$1.08

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

Acquisition - Galaxie Sport

On September 1, 2005, CP 2000 (which was subsequently merged into CME Media Services) acquired 100% of Galaxie Sport s.r.o. from PPF for consideration of CZK 49.5 million (approximately US$ 2.1 million at the time of acquisition) and the settlement of shareholder loans of CZK 69.2 million (approximately US$ 3.0 million at the time of acquisition). Galaxie Sport holds a satellite and cable broadcasting license in the Czech Republic and the Slovak Republic for the sports cable channel GALAXIE SPORT.

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable intangible assets. In accordance with FAS No. 141, “Business Combinations (“FAS 141”), we allocated US$ 0.4 million of the purchase price to trademarks, which were assigned an indefinite life, and recognized a deferred tax liability arising from this asset. After allocating the purchase price to all acquired assets, liabilities and intangible assets, US$ 3.8 million of goodwill remained.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Romania

Acquisition of additional interest - MPI and Pro TV

On March 29, 2004, we acquired a 14% voting and economic interest in each of our consolidated subsidiaries MPI and Pro TV from Rootland Trading Limited for purchase consideration of US$ 20.3 million. Rootland Trading Limited is controlled by Adrian Sarbu, the General Director of our Romanian operations. This acquisition brought our total voting interest and share of profits to 80% in both companies. The consideration for the acquisition consisted of US$ 16.9 million cash and the settlement of loans receivable from companies controlled by Mr. Sarbu that he had personally guaranteed (Inter-Media srl: US$ 1.8 million and Media Pro Pictures: US$ 1.6 million). The purchase price was agreed based on a multiple of MPI's and Pro TV's projected future earnings. In accordance with FAS 141, we allocated US$ 3.7 million to broadcast licenses, US$ 5.5 million to trademarks and US$ 2.0 million to customer relationships. We recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life, while customer relationships were deemed to have an economic useful life of, and are being amortized on a straight-line basis over, eight years. An amount of US$ 8.8 million was recognized as goodwill.

On February 28, 2005, we acquired from Mr. Sarbu a 2% voting and economic interest in MPI and Pro TV for aggregate consideration of US$ 5.0 million. Following this transaction we owned a voting and economic interest in MPI and Pro TV of 82%. The purchase price was agreed based on a multiple of MPI and Pro TV’s earnings. In accordance with FAS 141, we allocated US$ 1.2 million to broadcast licenses, US$ 0.9 million to trademarks and US$ 0.2 million to customer relationships. We recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life, while customer relationships were deemed to have a remaining economic useful life of, and are being amortized on a straight-line basis over, eight years. An amount of US$ 2.9 million was recognized as goodwill.

On July 29, 2005, we acquired from Mr. Sarbu a 3% voting and economic interest in MPI and Pro TV for aggregate consideration of US$ 15.0 million. Following this transaction we held a voting and economic interest in MPI and Pro TV of 85%. The purchase price was finalized during July 2005 based on a multiple of MPI and Pro TV's future earnings. In accordance with FAS 141, we have allocated US$ 3.0 million of the purchase price to broadcast licenses, US$ 2.8 million to trademarks and US$ 2.3 million to customer relationships. We have recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses have been assigned an indefinite life, while customer relationships are deemed to have a remaining economic useful life of, and are amortized on a straight-line basis over, eight years. An amount of US$ 8.0 million was recognized as goodwill.

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (for further information see Note 21, “Subsequent Events”). We now own a 90% voting and economic interest in Por TV and MPI and a 75% voting and economic interest in Media Vision. Mr. Sarbu has the right to sell his remaining 10% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter. As at December 31, 2005, we consider the fair value of the put option to approximate to nil.

Disposal of Interest in Radio Pro

Following our acquisition of an additional 14% interest in MPI and Pro TV on March 29, 2004, we sold a 24% holding in Radio Pro to Mr. Sarbu for consideration of US$ 0.04 million to comply with Romanian Media Council regulations. This decreased our holding in Radio Pro from 44% to 20% and resulted in a loss on disposal of US$ 0.02 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Croatia

Acquisition - Nova TV

We acquired 100% of Nova TV (Croatia) and OK in Croatia for Euro 20.3 million (approximately US$ 24.7 million at the time of acquisition) on July 16, 2004. The purchase price is payable in three installments. Euro 15.6 million (approximately US$ 19.0 million at the time of payment) was paid at closing on the basis of an estimated purchase price. Euro 1.7 million (approximately US$ 2.1 million at the time of payment) was paid on February 9, 2005 following the determination of the final purchase price. Approximately Euro 3.1 million (approximately US$ 3.6 million) of the total purchase price is being held in escrow and is classified at December 31, 2005 in our Consolidated Balance Sheet as restricted cash, with a corresponding liability recorded as deferred consideration. This amount will be held in escrow until the date on which any claims by us in excess of such amount relating to breaches of representation and warranty or covenant provisions contained in the acquisition agreement are resolved or settled.

In May 2005, we completed a fair value exercise and allocated the purchase price to the acquired assets and liabilities. This fair value exercise included identifying separately identifiable intangible assets. As a result, we allocated US$ 18.7 million of the purchase price to broadcast licenses and US$ 7.4 million to trademarks, both of which had been preliminarily allocated to goodwill net of taxes at December 31, 2004. We recognized a deferred tax liability arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life. After allocating the purchase price to all acquired assets, liabilities and intangible assets, US$ 10.4 million of goodwill remained.

During the second quarter of 2005 we performed a strategic assessment of Nova TV (Croatia). As a result of this new strategy, requiring cash flows significantly different from those previously forecast, we recognized an impairment charge of US$ 18.6 million relating to the broadcast license, US$ 7.0 million relating to trademarks and US$ 9.7 million relating to goodwill. For further information, see Note 4, “Goodwill and Intangible Assets”.

Slovenia

Acquisition of additional interest - Pro Plus

On June 24, 2005, we acquired from Marijan Jurenec, director of our Adriatic regional operations, his remaining 3.15% interest in Pro Plus for Euro 4.7 million (approximately US$ 5.7 million at the date of acquisition). The purchase price was determined with reference to the put option agreement we entered into with Mr. Jurenec in January 2003. Following this transaction we own a voting and economic interest in Pro Plus of 100%. We allocated US$ 2.5 million of the purchase price to broadcast licenses and US$ 0.5 million to trademarks. We recognized a corresponding deferred tax liability of US$ 0.7 million on the tax basis difference arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life. An amount of US$ 2.3 million was recognized as goodwill.

At December 31, 2004, we had recognized a fair value of the option of US$ 0.6 million as a liability in our Consolidated Balance Sheet.

4.	GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in Croatia, the Czech Republic, Romania, Slovenia and Ukraine (see Note 3, “Acquisitions and Disposals”). No goodwill is expected to be deductible for tax purposes.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Goodwill:

Goodwill by operating segment as at December 31, 2005, 2004, and 2003 is summarized as follows:

	Slovenia	Ukraine	Romania	Croatia	Czech Republic	Total

Balance, December 31, 2003	$13,725	$4,096	$-	$-	$-	$17,821
Additions	-	-	8,826	29,260	-	38,086
Foreign currency movements	999	-	-	2,186	-	3,185
Balance, December 31, 2004	$14,724	$4,096	$8,826	$31,446	$-	$59,092
Additions	2,300	-	10,928	-	727,282	740,510
Allocation (1)	-	-	-	(18,817)	-	(18,817)
Impairment charge	-	-	-	(9,706)	-	(9,706)
Foreign currency movements	(1,936)	-	-	(2,228)	(20,332)	(24,496)
Balance, December 31, 2005	$15,088	$4,096	$19,754	$695	$706,950	$746,583

(1) We acquired our Croatian operations in July 2004. At December 31, 2004 we had not completed our purchase price allocation, and the excess of the purchase price over the net book value was preliminarily allocated to goodwill. After we completed our fair value exercise in 2005, part of this balance was allocated to other asset and liability accounts.

Broadcast licenses:

The net book value of our broadcast licenses as at December 31, 2005, 2004, and 2003 is summarized as follows:

	Indefinite-lived broadcast licenses	Amortized broadcast licenses	Total

Balance, December 31, 2003	$6,420	$655	$7,075
Additions	6,552	784	7,336
Amortization	-	(234)	(234)
Foreign currency movements	428	(30)	398
Balance, December 31, 2004	$13,400	$1,175	$14,575
Additions	6,639	165,576	172,215
Allocation (1)	18,654	-	18,654
Amortization	-	(9,316)	(9,316)
Impairment charge	(18,604)	-	(18,604)
Foreign currency movements	(1,153)	(4,780)	(5,933)
Balance, December 31, 2005	$18,936	$152,655	$171,591

(1) We acquired our Croatian operations in July 2004. At December 31, 2004 we had not completed our purchase price allocation, and the excess of the purchase price over the net book value was preliminarily allocated to goodwill. After we completed our fair value exercise in 2005, part of this balance was allocated to other asset and liability accounts (including the broadcast license).

With the exception of our broadcast licenses in the Czech Republic and Ukraine, our broadcast licenses primarily have indefinite lives and are subject to annual impairment reviews. The licenses in Ukraine have economic useful lives of and are amortized on a straight-line basis over seven and ten years. The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The gross value and accumulated amortization of amortized broadcast licenses was as follows at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Gross value	$163,628	$2,753
Accumulated amortization	(10,973)	(1,578)
Total net book value	$152,655	$1,175

Other intangible assets:

The net book value of our other intangible assets as at December 31, 2005, 2004, and 2003 is summarized as follows:

	Trademarks	Customer relationships	Total

Balance, December 31, 2003	$2,479	$-	$2,479
Additions	7,816	2,468	10,284
Amortization	-	(231)	(231)
Foreign currency movements	224	-	224
Balance, December 31, 2004	$10,519	$2,237	$12,756
Additions/Allocations (1)	30,015	14,921	44,936
Amortization	-	(1,864)	(1,864)
Impairment charge	(7,021)	-	(7,021)
Foreign currency movements	(953)	(196)	(1,149)
Balance, December 31, 2005	$32,560	$15,098	$47,658

(1) We acquired our Croatian operations in July 2004. At December 31, 2004 we had not completed our purchase price allocation, and the excess of the purchase price over the net book value was preliminarily allocated to goodwill. After we completed our fair value exercise in 2005, part of this balance was allocated to other asset and liability accounts (including the broadcast license).

Customer relationships are deemed to have an economic useful life of and are amortized on a straight-line basis over between five and fourteen years. Trademarks have an indefinite life.

The gross value and accumulated amortization of customer relationships was as follows at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Gross value	$17,038	$2,468
Accumulated amortization	(1,940)	(231)
Total net book value	$15,098	$2,237

The estimated total annual amortization expense for our existing amortized broadcast licenses and customer relationships will be approximately US$ 16.0 million for 2006 and for each of the years 2007 - 2010.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Impairment

In connection with our on-going review of our Croatian operations and following a strategic assessment of the performance of Nova TV (Croatia), we modified our strategy for Croatia in late June 2005. This new strategy requires higher current expenditures than had been planned prior to the strategic assessment in order to secure our audience and market share targets. At the end of the second quarter of 2005, we performed an analysis of our Croatian business to determine if it was impaired, given that the new strategy results in cash flows that differ significantly from those previously forecast. As a result of our analysis, we recognized an impairment charge of US$ 18.6 million relating to the broadcast license, US$ 7.0 million relating to trademarks and US$ 9.7 million relating to goodwill. Included in provision for income taxes is a US$ 5.1 million credit representing a release of deferred tax relating to the impairment charge on the license and trademark. A further impairment charge relating to other Long-Lived assets was not deemed necessary under the requirements of FAS 144. For purposes of the impairment assessment, the fair value of the trademark was determined using the royalty relief method and the fair value of the broadcast license was determined using the build-out method. The royalty relief method measures the after-tax royalties saved by owning the intangible assets; the build-out method assumes that the business begins holding only the license and a plan must build up the assets and workforce needed to run the business.

We completed our annual assessment of the carrying value of goodwill in the fourth quarter of 2005 and determined that no further impairment charges were required.

5.	SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying value		Fair value
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Euro 245 million 8.25% Senior Notes	$288,984	$-	$323,737	$-
Euro 125 million floating rate Senior Notes	147,440	-	156,324	-
	$436,424	$-	$480,061	$-

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of Euro 370 million consisting of Euro 245 million of 8.25% Senior Notes due May 2012 and Euro 125 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.5% (8.0% at December 31, 2005). Interest is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2005. The fair value of the Senior Notes as at December 31, 2005 was calculated by multiplying the outstanding debt by the traded market price.

The Senior Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are guaranteed by certain of our subsidiaries and are secured by a pledge of shares of those subsidiaries and an assignment of certain contractual rights. The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

In the event that (A) there is a change in control by which (i) any party other than our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the Senior Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the Senior Notes at a purchase price in cash equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of purchase.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The Senior Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	Euro 245 million 8.25% Senior Notes Redemption Price	From:	Euro 125 million floating rate Senior Notes Redemption Price

May 15, 2009 to May 14, 2010	104.125%	May 15, 2007 to May 14, 2008	102.000%
May 15, 2010 to May 14, 2011	102.063%	May 15, 2008 to May 14, 2009	101.000%
May 15, 2011 and thereafter	100.000%	May 15, 2009 and thereafter	100.000%

In addition, at any time prior to May 15, 2008, we may redeem up to 35% of the fixed rate notes with the proceeds of any public equity offering at a price of 108.250% of the principal amount of such notes, plus accrued and unpaid interest, if any, to the redemption date.

In addition, prior to May 15, 2009, we may redeem all or a part of the fixed rate notes at a redemption price equal to 100% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest to the redemption date.

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Senior Notes but as they are considered clearly and closely related to the Senior Notes, they are not accounted for separately.

6.	INVESTMENTS

We hold the following investments in unconsolidated affiliates:

	Voting interest	December 31, 2005	December 31, 2004

STS	49%	$23,886	$28,506
Other	Various	50	52
		$23,936	$28,558

Our share of income from Unconsolidated Affiliates in respect of STS (MARKIZA TV) was US$ 8.2 million, US$ 10.4 million, and US$ 4.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. In the years ended December 31, 2005, 2004 and 2003 we received dividends of US$ 11.7 million, US$ 6.3 million, and US$ 3.1 million, respectively, from STS (MARKIZA TV).

The following is a summary of significant balance sheet and income statement items of STS (MARKIZA TV) at December 31, 2005 and 2004, and for the years ending December 31, 2005, 2004 and 2003:

	STS (MARKIZA TV)
	December 31, 2005	December 31, 2004

Current assets	$23,261	$25,548
Non-current assets	18,612	16,919
Current liabilities	(12,673)	(15,445)
Non-current liabilities	(125)	(149)
Minority interest	(635)	(371)
Net Assets	$28,440	$26,502

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	STS (MARKIZA TV)
	For the Years Ended December 31,
	2005	2004	2003
Net revenues	$64,266	$61,576	$50,814
Operating income	14,641	15,790	10,579
Net income	11,771	13,868	8,523
Currency translation adjustment	$(3,226)	$4,760	$5,315

Included in our accumulated deficit at December 31, 2005 is approximately US$ 3.1 million of undistributed earnings of STS (Markiza TV).

7.	RESTRICTED CASH

Restricted cash consists of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Czech Republic (Note 3)	$24,554	$-
Croatia (Note 3)	3,640	10,348
Directors’ and officers’ insurance	5,285	5,226
Other	693	-
Total	$34,172	$15,574

8.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Trading:
Third-party customers	$103,921	$49,813
Less: allowance for bad debts and credit notes	(8,612)	(5,661)
Related parties	2,034	757
Less: allowance for bad debts and credit notes	(265)	(189)
Total trading	$97,078	$44,720

Other:
Third-party customers	$257	$18
Less: allowance for bad debts and credit notes	(83)	-
Related parties	434	722
Less: allowance for bad debts and credit notes	(290)	(290)
Total other	$318	$450

Total accounts receivable	$97,396	$45,170

Bad debt expense for the years ending December 31, 2005, 2004 and 2003 was US$ 1.8 million, US$ 0.3 million, and US$ 0.4 million, respectively.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

9.	OTHER ASSETS

Other current and non-current assets consist of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Current:
Prepaid programming	$17,534	$2,837
Other prepaid expenses	6,009	6,189
Other receivable	-	18,368
Deferred tax	3,025	760
VAT recoverable	7,888	664
Loan to related party (Note 20)	600	300
Capitalized debt costs	2,250	-
Assets held-for-sale	341	-
Other	1,209	474
Total other current assets	$38,856	$29,592

Non-current:
Capitalized debt costs	$11,618	$-
Loan to related party (Note 20)	1,910	2,525
Deferred tax	779	31
Other	753	1,436
Total other non-current assets	$15,060	$3,992

The increases in other current and non-current assets relate primarily to our acquisition of the TV Nova (Czech Republic) group in May 2005.

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (see Note 5, “Senior Notes”), and are being amortized over the term of the Senior Notes using the effective interest method. The assets held-for-sale relate to land and buildings in our Croatian operations. The other receivable relates to a balance due to us from PPF at December 31, 2004 in respect of the sale in 2003 of our participation in CNTS, our former Czech operating company. Forgiveness of this receivable constituted part of the consideration paid for our acquisition of the TV Nova (Czech Republic) group (see Note 3, “Acquisitions and Disposals, Czech Republic”).

10.	PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consists of the following:

	December 31, 2005	December 31, 2004

Land and buildings	$17,548	$13,076
Station machinery, fixtures and equipment	72,017	62,117
Other equipment	20,447	10,363
Software licenses	8,360	5,028
Construction in progress	5,180	4,846
Total cost	123,552	95,430
Less: Accumulated depreciation	(64,655)	(63,882)
Total net book value	$58,897	$31,548

Assets held under capital leases (included in the above)
Land and buildings	$4,980	$983
Station machinery, fixtures and equipment	1,434	393
Total cost	6,414	1,376
Less: Accumulated depreciation	(1,167)	(463)
Net book value	$5,247	$913

For further information on capital leases, see Note 12, “Credit Facilities and Obligations under Capital Leases”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The increases in property, plant and equipment relate primarily to our acquisition of the TV Nova (Czech Republic) group in May 2005.

Depreciation expense for the years ending December 31, 2005, 2004 and 2003 was US$ 16.7 million, US$ 6.4 million, and US$ 5.4 million, respectively. This includes corporate depreciation expense for the years ending December 31, 2005, 2004 and 2003 of US$ 0.4 million, US$ 0.1 million and US$ 0.1 million, respectively, which are included in corporate operating costs.

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$21,533	$16,642
Programming liabilities	18,891	22,156
Settlement liability	10,007	-
Accrued interest payable	4,483	-
Deferred income	7,202	5,631
Accrued wages	9,402	6,027
Other accrued liabilities	13,331	16,586
	$84,849	$67,042

The increases in the above accounts relate primarily to our acquisition of the TV Nova (Czech Republic) group in May 2005.

The settlement liability represents an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost ("CNTS") and the PPF Group dated December 19, 2003 following a mediation. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition (see Note 3, “Acquisitions and Disposals, Czech Republic”).

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes (see Note 5, “Senior Notes”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000's, except share data)

12.	CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

			December 31, 2005	December 31, 2004
Credit facilities:
CME Media Enterprises B.V.	(a	)	$-	$7,687
Croatian operations	(b) - (d	)	1,135	1,668
Czech Republic operations	(e) - (f	)	42,703	-
Slovenian operations	(g) - (h	)	-	8,903
Total credit facilities			$43,838	$18,258

Capital leases
Croatian operations, net of interest			$132	$381
Czech operations, net of interest			6	-
Romanian operations, net of interest			290	44
Slovenian operations, net of interest			4,040	628
Ukrainian operations			-	59
Total capital leases			$4,468	$1,112

Total credit facilities and capital leases			$48,306	$19,370
Less current maturities			(43,566)	(10,472)
Total non-current maturities			$4,740	$8,898

CME Media Enterprises B.V.

(a) On December 1, 2005 CME Media Enterprises B.V. repaid STS, our equity-accounted affiliate in the Slovak Republic, SKK 228 million (approximately US$ 7.1 million at the date of repayment) in settlement of the principal and interest due on a loan that had been advanced to us in 2002 and 2003. The loan bore interest at a rate of three-month Bratislava Inter-Bank Offered Rate (“BRIBOR”) plus 2.2%.

Croatia

(b) A total of Euro 0.8 million (approximately US$ 0.9 million) was drawn down on three agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the European Inter Bank Official Rate ("EURIBOR") three-month rate plus 2.5% and are repayable in quarterly installments until April 1, 2011. As at December 31, 2005, a rate of 4.75% applied to these loans. These loans are secured by the real property and fixed assets of OK, which as at December 31, 2005 have a carrying amount of approximately US$ 0.3 million.

(c) An amount of Euro 0.01 million (approximately US$ 0.01 million) was drawn down on an agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25% and is repayable on July 31, 2006.

(d) Euro 0.2 million (approximately US$ 0.2 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of EURIBOR three-month rate plus 3.0% and is repayable on October 1, 2006. As at December 31, 2005 a rate of 5.25% applied to this loan.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Czech Republic

(e) CZK 800 million (approximately US$ 32.5 million) was drawn by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 48.8 million) with Ceska Sporitelna, a.s. (“CS”). The amount drawn bears interest at three-month Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.95% (three-month PRIBOR at December 31, 2005 was 2.17%). This facility is secured by a guarantee of CME Media Services and a pledge of receivables under a factoring agreement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS. Following the merger of CET 21 with CME Media Services, scheduled for 2006, this loan will be renegotiated.

(f) CZK 250 million (approximately US$ 10.2 million) has been drawn by CET 21 and CME Media Services under a working capital facility agreement with CS which expires on October 31, 2006 and bears interest at the three-month PRIBOR rate plus 1.65% (three-month PRIBOR at December 31, 2005 was 2.17%). This working capital facility is secured by a pledge of receivables under the factoring agreement between CME Media Services and Factoring Ceska Sporitelna.

Slovenia

(g) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to Euro 37.5 million (approximately US$ 44.2 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10% each year for four years commencing one year after signing, with 60% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest initially at EURIBOR plus 3.6%. The applicable margin may be reduced (by increments of 0.5% to a minimum of 2.1%) if Pro Plus exceeds certain benchmarks for the ratio of net debt to broadcasting cash flow. As at December 31, 2005, the balance on this revolving facility is nil.

(h) In December 2002, Pro Plus entered into a loan agreement for a facility of up to Euro 8.0 million (approximately US$ 10.8 million) with Bank Austria Creditanstalt d.d. and Nova Ljubljanska banka d.d. maturing in February 2009. This loan bore a variable interest rate of the six-month EURIBOR plus 3.0% and was retired on August 16, 2005.

Total Group

At December 31, 2005, the maturity of our debt (including our Senior Notes) is as follows:

2006	$43,081
2007	155
2008	162
2009	170
2010	178
2011 and thereafter	436,516
Total	$480,262

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at December 31, 2005:

2006	$694
2007	658
2008	460
2009	465
2010	465
2011 and thereafter	3,164
5,906
Less: amount representing interest	(1,438)
Present value of net minimum lease payments	$4,468

13.	SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at December 31, 2005 and 2004.  None were issued and outstanding as at December 31, 2005 and 2004.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at December 31, 2005 and 2004.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share. Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Warrants

As a result of a transaction in 2002 with GoldenTree Asset Management LLC, the resale of shares issuable on exercise of warrants to purchase 696,000 shares of Class A Common Stock with an exercise price of US$ 2.504 was registered with the SEC on February 4, 2004 and the warrants were exercised on February 19, 2004. We received US$ 1.7 million on exercise and the stock issued is included in our 31,032,994 shares of Class A Common Stock outstanding as at December 31, 2005.

Two-for-One Stock Splits:

On December 16, 2002 a duly authorized committee of the Board of Directors of Central European Media Enterprises Ltd. approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of December 30, 2002 and the additional share was distributed on January 10, 2003.

On October 14, 2003 a duly authorized committee of the Board of Directors of Central European Media Enterprises Ltd. approved a two-for-one stock split by way of the issue of one pari-passu bonus share in respect of each share of Class A or Class B Common Stock. This applied to stockholders as at the record date of October 27, 2003 and the additional share was distributed on November 5, 2003.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The two-for-one stock splits: (i) had no effect on the par value of our Class A and Class B Common Stock; (ii) increased the value of the authorized share capital of our Class A Common Stock from US$ 373,395 to US$ 1,486,168; and (iii) increased the value of the authorized share capital of our Class B Common Stock from US$ 158,695 to US$ 634,782.

On December 29, 2003, 600,000 shares of Class B Common Stock owned by RSL Capital LLC, a company wholly owned by Ronald S. Lauder, were converted into 600,000 shares of Class A Common Stock (par value of US$ 48,000), which decreased Class B Common Stock to US$ 586,782.

On December 9, 2005, EL/RSLG Media Inc. converted 306,000 shares of Class B Common Stock and on December 15, 2005 Ronald Lauder converted 62,235 shares of Class B Common Stock into a total of 368,235 shares of Class A Common Stock (par value of US$ 29,459), which decreased Class B Common Stock to US$ 557,323.

All share and per share information in the financial statements have been retroactively adjusted to reflect these two-for-one stock splits.

14.	INCOME TAXES

As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income / (loss) from continuing operations before provision for income taxes have been analyzed between their Netherlands and non-Netherlands components.  Similarly the Dutch corporate income tax rate has been used in the reconciliation of income taxes.

Income/(loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations:

The Netherlands and non-Netherlands components of income/(loss) from continuing operations before income taxes are:

	For the Years Ended December 31,
	2005	2004	2003
Domestic	$(2,270)	$5,127	$(39,207)
Foreign	62,639	15,456	15,813
	$60,369	$20,583	$(23,394)

Total tax charge for the years ended December 31, 2005, 2004 and 2003 was allocated as follows:

	For the Years Ended December 31,
	2005	2004	2003
Income tax expense from continuing operations	$16,691	$11,089	$3,760
Income tax expense/(benefit) from discontinued operations	677	(2,378)	14,000
Currency translation adjustment in accumulated other comprehensive loss	(3,266)	-	-
Total tax charge	$14,102	$8,711	$17,760

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consists of:

	For the Years Ended December 31,
	2005	2004	2003
Current Income tax expense:
Domestic	$186	$2,104	$911
Foreign	25,512	9,047	3,386
	$25,698	$11,151	$4,297
Deferred tax benefit:
Domestic	$(1,467)	$-	$-
Foreign	(7,540)	(62)	(537)
	$(9,007)	$(62)	$(537)

Provision for income taxes	$16,691	$11,089	$3,760

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

	For the Years Ended December 31,
	2005	2004	2003
Income taxes at Netherlands rates (2005: 31.5%; 2004, 2003: 34.5%)	$19,015	$7,101	$(8,071)
Jurisdictional differences in tax rates	(15,685)	393	6,141
Tax effect of Croatian goodwill impairment	1,983	-	-
Tax effect of other permanent differences	4,867	6,186	1,667
Effect of change in tax rates	620	(858)	68
Change in valuation allowance	5,115	(1,366)	3,192
Other	776	(367)	763
Provision for income taxes	$16,691	$11,089	$3,760

The amount included in 2005 for jurisdictional differences in tax rates includes US$ 13.1 million relating to profits arising in Bermuda, which are not subject to tax.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Components of Deferred Tax Assets and Liabilities:

The following table shows the significant components included in deferred income taxes as at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Assets:
Tax benefit of loss carry-forwards and other tax credits	$17,748	$9,242
Programming rights	1,220	-
Property, plant and equipment	527	127
Accrued expense	2,807	1,285
Other	722	299
Gross deferred tax assets	23,024	10,953
Valuation allowance	(11,934)	(8,011)
Net deferred tax assets	$11,090	$2,942

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(42,674)	$(4,406)
Property, plant and equipment	(4,057)	-
Investment write-off	-	(1,763)
Undistributed reserves not permanently reinvested	(1,944)	(2,437)
Temporary difference due to timing	(1,765)	(704)
Total deferred tax liabilities	$(50,440)	$(9,310)

Net deferred income tax liability	$(39,350)	$(6,368)

Deferred tax is recognized on the Consolidated Balance Sheet as follows:

	December 31, 2005	December 31, 2004

Current deferred tax assets	$3,025	$760
Non-current deferred tax assets	779	31
	$3,804	$791

Current deferred tax liabilities	(1,005)	(946)
Non-current deferred tax liabilities	(42,149)	(6,213)
	$(43,154)	$(7,159)

Net deferred income tax liability	$(39,350)	$(6,368)

The increase in the deferred tax liability in respect of broadcast licenses, trademarks and customer relationships relates primarily to our acquisition of the TV Nova (Czech Republic) group in May 2005.

We provided a valuation allowance against potential deferred tax assets of US$ 11.9 million and US$ 8.0 million as at December 31, 2005 and 2004, respectively, since it has been determined by management based on the weight of all available evidence that it is more likely than not that the benefits associated with these assets will not be realized. Of the valuation allowance recorded at December 31, 2005, US$ 0.9 million would reverse through equity and US$ 0.8 million would reverse through goodwill.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

During 2005, we had the following movements on valuation allowances:

Total
Balance at December 31, 2004	$8,011
Companies acquired	1,045
Charged to costs and expenses	5,115
Charged to other accounts	(1,230)
Foreign exchange	(1,007)
Balance at December 31, 2005	$11,934

As of December 31, 2005 we have operating loss carry-forwards that will expire in the following periods:

Year	Total	Netherlands	Austria	Croatia	Czech Republic	Slovenia
2006	$9,007	$-	$-	$-	$-	$9,007
2007	938	-	-	-	-	938
2008	150	-	-	-	18	132
2009	12,506	-	-	11,288	1,218	-
2010	42,735	-	-	18,089	24,646	-
Indefinite	11,689	4,956	6,733	-	-	-
	$77,025	$4,956	$6,733	$29,377	$25,882	$10,077

The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular the losses can only be utilized against profits arising in the legal entity in which the losses arose. We have provided 100% valuation allowances against the operating loss carry-forwards arising in Austria, Croatia and Slovenia as we consider it more likely than not that we will fail to utilize these losses.

We have not provided income taxes or withholding taxes on US$ 119.0 million (2004: US$ 80.0 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free. It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

15.	STOCK-BASED COMPENSATION

The charge for stock-based compensation in our Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,
	2005	2004	2003
Stock-based compensation charged under FIN 44	$745	$8,977	$12,948
Stock-based compensation charged under FAS 123	2,209	1,125	261
Total stock-based compensation	$2,954	$10,102	$13,209

Stock-based compensation under FIN 44

For certain options issued in 2000, our stock-based compensation charge is calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This requires that compensation costs for modified awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised, subject to a minimum of the original intrinsic value at the original measurement date. The last of these options were exercised on May 11, 2005.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

For the year ending December 31, 2005, there were net charges of US$ 0.7 million in respect of variable plan accounting, a result of an increase in our stock price from US$ 38.92 per share on December 31, 2004 to US$ 41.88 on May 11, 2005. For the years ending December 31, 2004 and 2003, there were charges of US$ 9.0 million and US$ 12.9 million, respectively.

Stock-based compensation under FAS 123

Under the provisions of FAS 123, the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the vesting period. The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2005, 2004 and 2003 were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.00%	3.50%	1.90%
Expected term (years)	6.25	6.00	6.00
Expected volatility	50.56%	51.50%	56.66%
Dividend yield	0%	0%	0%
Weighted-average fair value	$26.29	$12.51	$5.71

The following table summarizes information about stock option activity during 2005, 2004, and 2003:

	2005		2004		2003
	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)
Outstanding at beginning of year	1,705,017	$12.89	2,527,717	$7.10	2,503,715	$6.40
Awards granted	194,500	49.23	419,500	23.84	252,000	10.64
Awards exercised	(685,359)	8.08	(1,083,634)	2.74	(145,998)	0.83
Awards forfeited	(95,883)	11.90	(158,566)	19.11	(82,000)	7.83
Outstanding at end of year	1,118,275	$22.23	1,705,017	$12.89	2,527,717	$7.10

In addition to the amounts shown above, 25,000 options for shares of Class A Common Stock granted to a former director in August 1995 outside of our stock option plans were exercised in 2005.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding options			Exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Weighted average exercise price (US$)	Shares	Weighted average exercise price (US$)
$1.00-9.99	182,000	6.20	$1.94	152,400	$1.99
$10.00-19.99	374,400	7.73	15.03	139,300	13.62
$20.00-29.99	275,000	4.47	22.78	184,300	22.87
$30.00-39.99	92,375	8.92	32.95	21,600	32.93
$40.00-49.99	122,000	9.42	44.61	-	-
$50.00-59.99	72,500	10.00	57.00	-	-
Total	1,118,275	7.11	$22.23	497,600	$14.31

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

16.	EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Years Ended December 31,
	2005	2004	2003
Net income available for common shareholders	$42,495	$18,531	$346,012

Weighted average outstanding shares of common stock (000’s)	34,664	27,871	26,492
Dilutive effect of employee stock options (000’s)	766	1,229	-
Common stock and common stock equivalents	35,430	29,100	26,492

Earnings per share:
Basic	$1.23	$0.66	$13.06
Diluted	$1.20	$0.64	$13.06

At December 31, 2005, 194,500 stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future.

17.	SEGMENT DATA

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our business segments based on Segment Net Revenues and Segment EBITDA. Segment Net Revenues and Segment EBITDA include STS and Markiza (our operating and license company affiliates in the Slovak Republic) for the year ended December 31, 2005 and STS, Markiza and Radio Pro in Romania for the year ended December 31, 2004. These entities are not consolidated under US GAAP.

We acquired our Croatian operations on July 16, 2004; therefore, comparable 2004 financial information is included from the date of acquisition only. We acquired our Czech operations on May 2, 2005; therefore, 2005 results are from the date of acquisition. We do not include any detailed year-on-year comparisons of financial results for our Croatian operations and qualified limited comparisons for our Czech operations.

Our key performance measure of the efficiency of our business segments is EBITDA margin. We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Segment EBITDA is determined as segment net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our Consolidated Statements of Operations;

•	foreign currency exchange gains and losses; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

EBITDA is not a term defined under US GAAP and Segment EBITDA may not be comparable to similar measures reported by other companies. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.

We believe Segment EBITDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our stations.   Segment EBITDA is also used as a component in determining management bonuses.

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated US GAAP results for the years ending December 31, 2005, 2004 and 2003 for P&L data and as at December 31, 2005 and 2004 for balance sheet data:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	Segment Net Revenues (1)			Segment EBITDA
	2005	2004	2003	2005	2004	2003
Country
Croatia (NOVA TV)	$22,030	$9,757	$-	$(15,866)	$(3,756)	$-
Czech Republic (TV NOVA, GALAXIE SPORT)	154,010	-	-	71,544	-	-
Romania (2)	103,321	76,463	51,177	43,803	25,198	12,206
Slovak Republic (MARKIZA TV)	64,266	61,576	50,814	17,240	18,975	11,657
Slovenia (POP TV and KANAL A)	48,770	45,388	37,168	19,337	19,077	13,173
Ukraine (STUDIO 1+1)	72,847	53,351	36,633	21,803	14,729	7,999
Total Segment Data	$465,244	$246,535	$175,792	$157,861	$74,223	$45,035
Reconciliation to Consolidated Statement of Operations and Comprehensive Income:
Consolidated Net Revenues / Income/(loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$400,978	$182,339	$124,978	$60,369	$20,583	$(23,394)
Corporate operating costs	-	-	-	25,374	29,185	32,512
Impairment charge	-	-	-	35,331	-	-
Unconsolidated equity affiliates (3)	64,266	64,196	50,814	17,240	19,404	11,657
Depreciation of station property, plant & equipment	-	-	-	16,367	6,429	5,276
Amortization of broadcast licenses and other intangibles				11,180	465	-
Interest income	-	-	-	(4,124)	(4,318)	(5,507)
Interest expense	-	-	-	29,387	1,203	12,010
Foreign currency exchange (gain)/loss, net	-	-	-	(37,968)	574	10,023
Other expense	-	-	-	4,705	698	2,458
Total Segment Data	$465,244	$246,535	$175,792	$157,861	$74,223	$45,035
(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the year ended December 31, 2005 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the years ended December 31, 2004 and 2003.

(3) Unconsolidated equity affiliates are STS and Markiza in the Slovak Republic and Radio Pro in Romania.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Years Ended December 31,
Depreciation of station property, plant & equipment and amortization of broadcast licenses and other intangibles:	2005	2004	2003

Croatia	$2,951	$1,173	$-
Czech Republic	15,960	-	-
Romania	3,829	2,843	3,144
Slovak Republic	2,599	1,735	1,805
Slovenia	2,947	1,654	1,385
Ukraine	1,860	1,224	747
Total	$30,146	$8,629	$7,081

Reconciliation to Consolidated Statement of Operations:
Unconsolidated equity affiliates	(2,599)	(1,735)	(1,805)

Total consolidated depreciation and amortization	27,547	6,894	5,276
Represented as follows:
Depreciation of station property, plant & equipment	16,367	6,429	5,276
Amortization of broadcast licenses and other intangibles	11,180	465	-

	As at December 31,
Total assets (1):	2005	2004

Croatia	$25,017	$52,905
Czech Republic	1,018,253	-
Romania	123,699	79,622
Slovak Republic	41,873	42,467
Slovenia	62,926	64,044
Ukraine	49,438	32,706
Total segment assets	$1,321,206	$271,744

Reconciliation to Consolidated Balance Sheet:
Unconsolidated equity affiliates	(41,873)	(42,467)
Corporate	109,517	215,362
Total assets	$1,388,850	$444,639

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	As at December 31,
Long-lived assets (1):	2005	2004

Croatia	$6,264	$6,775
Czech Republic	16,027	-
Romania	13,154	9,081
Slovak Republic	14,245	12,818
Slovenia	15,523	11,834
Ukraine	7,127	3,153
Total long-lived assets	$72,340	$43,661
Reconciliation to Consolidated Balance Sheet:
Unconsolidated equity affiliates	(14,245)	(12,818)
Corporate	802	705
Total Long-lived assets	$58,897	$31,548

(1) Reflects property, plant and equipment

We do not rely on any single major customer or group of major customers. No customer accounts for more than 10% of revenue.

18.	DISCONTINUED OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
Net revenues of discontinued operation	$-	$-	$109
Expenses of discontinued operation	-	-	(1,197)
Gain on disposal of CNTS	-	-	41,421
Arbitration related proceeds	-	-	358,635
Arbitration related costs	164	146	(14,796)
Other income of discontinued operation	-	-	41
Income on disposal of discontinued operations	164	146	384,213
Tax on disposal of discontinued operations	(677)	2,378	(14,000)
Net income/(loss) from discontinued operations	$(513)	$2,524	$370,213

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration in respect of our former operations in the Czech Republic.

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. The revenues and expenses of our former Czech operations and the award income and related legal expenses have therefore all been accounted for as discontinued operations for the year 2003.

In 2003, we incurred US$ 14.8 million of arbitration related costs (primarily legal costs) relating to the arbitration proceedings against the Czech Republic and to the ICC arbitration against Dr Zelezny.

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our former Czech operating company, to PPF for US$ 53.2 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The first installment of US$ 7.5 million was received on October 8, 2003, the second US$ 7.5 million installment was received on October 23, 2003 and the third US$ 20.3 million installment was received on July 14, 2004. The remainder of the sales price was offset against our payment obligations to PPF in connection with the acquisition of the TV Nova (Czech Republic) group.

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the years up to and including 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic for a payment of US$ 9.0 million. We expect to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore have also agreed to a minimum payment of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009.

We have re-evaluated our forecasts of our Dutch tax liabilities based on our inter company loans and at December 31, 2005 have provided US$ 2.1 million (US$ 0.7 million in non-current liabilities and US$ 1.4 million in current liabilities) in respect of the additional tax which is required to be paid should our taxable income fall below the minimum amount agreed with the Dutch tax authorities over the next four years. As of December 31, 2004, we had provided US$ 3.5 million (US$ 3.1 million in non-current liabilities and US$ 0.4 million in current liabilities). In our Consolidated Statement of Operations, we recognized a charge of US$ 0.7 in 2005, a benefit of US$ 2.4 million in 2004 and a charge of US$ 14.0 million in 2003.

The settlement with the Dutch tax authorities also provides that if any decision is issued at any time prior to December 31, 2008 exempting awards under Bilateral Investment Treaties from taxation in the Netherlands, we will be allowed to use any resulting losses, which could be up to US$ 195.0 million, to offset other income within the applicable carry forward rules. This would not reduce the minimum amount of tax agreed payable under the settlement agreement. At this time there is no indication that the Dutch tax authorities will issue such a decision.

19.	COMMITMENTS AND CONTINGENCIES

Commitments

a)	Station Programming Rights Agreements

At December 31, 2005 and 2004, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

	As at December 31,
	2005	2004

Croatia	$3,014	$4,632
Czech Republic	22,812	-
Romania	14,073	9,114
Slovenia	3,080	445
Ukraine	8,864	3,862
Total	$51,843	$18,053

In addition to the amounts above, STS, our unconsolidated equity affiliate, had programming commitments of US$ 4.6 million (2004: US$ 9.1 million).

The increase above is primarily due to the acquisition of the Czech Republic operations, and also reflects our Ukrainian, Romanian and Slovenian operations entering into additional contracts with programming providers.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000's, except share data)

b)	Operating Lease Commitments

For the fiscal years ended December 31, 2005, 2004, and 2003 we incurred aggregate rent on all facilities of US$ 5.9 million, US$ 1.6 million, and US$ 0.8 million. Future minimum operating lease payments at December 31, 2005 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

December 31, 2005
2005	$7,841
2006	5,733
2007	2,320
2008	1,456
2009	1,326
2010 and thereafter	1,530
Total	$20,206

c)	Acquisition of minority shareholdings

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (for further information, see Note 21, “Subsequent Events”). We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision. Mr. Sarbu has the right to sell his remaining 10% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a put price that will be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter. As at December 31, 2005, we consider the fair value of the put option to approximate to nil.

d)	Other

Dutch tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the period through 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million. We expected to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore also agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance later rule that arbitration awards such as the one we received are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income but will not reduce our minimum payment commitments.

As at December 31, 2005 we provided US$ 2.1 million (US$ 0.7 million in non-current liabilities and US$ 1.4 million in current liabilities) (as at December 31, 2004: US$ 3.5 million (US$ 3.1 million in non-current liabilities and US$ 0.4 million in current liabilities)) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions, and charged US$ 0.7 million through discontinued operations in our Consolidated Statement of Operations for the year ended December 31, 2005.

Czech Republic - Guarantee and Factoring of Trade Receivables

CET 21 and CME Media Services have a working capital credit facility of CZK 250 million (approximately US$ 10.2 million) with Ceska Sporitelna, a.s. This facility is secured by a pledge of receivables under the factoring agreement between CME Media Services and Factoring Ceska Sporitelna.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The sale of the receivables is accounted for as a secured borrowing under FASB Statement No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’, with the proceeds received recorded in the Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as the risks of ownership remain with CME Media Services.

During the period May 2, 2005 to December 31, 2005, no trade receivables were sold by Mag Media (which was merged into CME Media Services on December 31, 2005). As at December 31, 2005, CME Media Services had a 'nil' current credit facilities balance in relation to the sale of trade receivables and CZK 250 million (approximately US$ 10.2 million) has been drawn under the working capital facility.

Contingencies

a)	Litigation

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations. Unless otherwise disclosed, no provision has been made against any potential losses that could arise.

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

Czech Republic

Claims Relating to the Vilja Shareholding in CET 21

On May 20, 2002, Vilja, now our wholly-owned subsidiary, acquired its ownership interest in CET 21 from Messrs. Alan, Huncik and Venclik. On July 19, 2002, Peter Krsak, a shareholder of CET 21, filed a claim with the City Court in Prague challenging a number of CET 21 shareholder resolutions adopted by written consent (the “Krsak 2002 Petition”). In relevant part, his complaint included challenges to (1) a decision of the CET 21 shareholders of April 22, 2002 to approve the transfer by Messrs. Alan and Venclik of their ownership interests in CET 21 to Vilja and (2) a written resolution of the CET 21 shareholders on the redistribution of a 60% interest in CET 21 then held by the company itself. This 60% interest had previously been held by Vladimir Zelezny, who had been forced to relinquish it in an enforcement proceeding against him following his default on a judgment adverse to him in another proceeding. These claims, in effect, constituted a challenge to the ownership by Vilja of a 52.075% ownership interest in CET 21.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On June 18, 2003, before the City Court had issued a decision in the Krsak 2002 Petition, CET 21 petitioned the City Court to approve, among other things, the registration of Vilja in the commercial register maintained by the City Court (the “Commercial Register”) as the owner of 52.075% of CET 21 (the “CET 21 Petition”).

On February 24, 2005 we entered into the Agreement on the Settlement of Disputes and Transfer of Ownership Interest with Peter Krsak (the “Krsak Agreement”). The Krsak Agreement provides that Mr. Krsak will file petitions to withdraw all of his claims in respect of the TV Nova (Czech Republic) group following the satisfaction of specified conditions precedent. Those conditions were satisfied in April 2005 and Mr. Krsak filed the necessary petitions in May 2005. The City Court in Prague accepted a petition to withdraw the Krsak 2002 Petition on May 24, 2005 and issued a resolution confirming that the proceedings in respect of the Krsak 2002 Petition have been terminated. This decision has become final.

In connection with an extraordinary appeal filed by Mr. Krsak on August 8, 2003 the Commercial Register file of CET 21 was lodged with the Supreme Court. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition on May 31, 2005 to withdraw this claim, and the court has confirmed that the proceedings in respect of this claim have been terminated. The Commercial Register file of CET 21 was returned to the City Court in Prague as a result of the termination of the proceedings before the Supreme Court. On October 14, 2005, the City Court in Prague confirmed the registration of Vilja in the Commercial Register as the owner of 52.075% of CET 21. The decision became final on December 17, 2005.

Disposition of the CET 21 Interest Held by CET 21

Following an enforcement proceeding against Vladimir Zelezny in another matter, his 60% interest passed to CET 21. The CET 21 shareholder resolution based on a proposal dated July 4, 2002 provided for the redistribution of this 60% interest among Vilja, Krsak, CEDC and CS, the four remaining shareholders of CET 21. Only Vilja elected to participate in the redistribution of that interest; it acquired its pro rata portion of the 60% interest and thereby increased its ownership in CET 21 to 52.075% (from a 20.83% interest of an aggregate 40% interest then held by the four remaining shareholders). Neither Mr. Krsak, who previously held a 16.67% interest in CET 21, or CS or CEDC, which each holds a 1.25% interest, participated in the redistribution. As a result, their pro rated portions of the 60% interest (equal to an aggregate 28.755% interest in CET 21) continue to be held by CET 21 itself. The preliminary injunction which had previously prohibited the disposition of this 28.755% interest ceased to exist as a result of termination of one of the lawsuits previously launched by Mr. Krsak. On October 14, 2005, the City Court in Prague confirmed the registration of CET 21 in the Commercial Register as the owner of this 28.755% interest. The decision became final on December 17, 2005.

Claims brought by Alan, Huncik, Venclik and Gal

On May 7, 2003, Messrs. Alan, Huncik, Venclik and Gal, former shareholders of CET 21, filed a claim against Krsak, Zelezny, CET 21, CEDC and CS with the City Court in Prague. The substance of this challenge concerns the basis on which Zelezny purported to increase his ownership interest in CET 21 to 60% in 1997. The claim was withdrawn by Messrs. Alan, Huncik, Venclik and Gal on November 18, 2005. Subsequently, the proceedings were terminated by a court resolution dated November 25, 2005.

Claims Relating to the Interests of CS and CEDC in CET 21

On April 2, 2003, CS entered into an agreement with Vilja to transfer its 1.25% interest in CET 21 to Vilja. This transfer was approved by a resolution of the CET 21 shareholders adopted by written consent on May 16, 2003. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on August 8, 2003 to declare the shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The High Court in Prague decided on June 22, 2005 to return the file to the City Court in Prague for a formal decision on the withdrawal of the claim and termination of the proceeding. On January 11, 2006, the City Court in Prague issued a resolution confirming that the proceedings in respect of this petition have been terminated. This decision has become final.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

CET 21 adopted a shareholder resolution by written consent on January 5, 2004 to approve the transfer of the 1.25% interest of CEDC in CET 21 to PPF. Mr. Krsak filed a petition against CET 21 in the City Court in Prague on February 3, 2004 to declare this shareholders resolution invalid. Pursuant to the Krsak Agreement, Mr. Krsak filed a petition in May 2005 with the High Court in Prague to withdraw this claim. The High Court in Prague issued a resolution on August 1, 2005 confirming that the proceedings in respect of this petition have been terminated. This decision has become final.

The consent of the Czech Media Council to the transfer of each of these 1.25% interests, which is necessary for such transfers to become effective, has been requested but has not yet been issued.

Other Claims

On January 25, 2005, Mr. Krsak filed on his own behalf and on behalf of CET 21 an action in the City Court in Prague against twenty-five parties, including PPF and its affiliates, CP 2000, Vilja, and certain former and current members of management. In his filing, Mr. Krsak claimed damages to himself in the amount of approximately CZK 1.25 billion (approximately US$ 50.9 million) and on behalf of CET 21 in the amount of approximately CZK 7.5 billion (approximately US$ 305.7 million). The substance of this claim is that various entities and persons controlling CET 21 caused CET 21 damage by entering into agreements on disadvantageous terms with service companies related to such controlling person (such as CP 2000 and Mag Media, which have subsequently been merged into CME Media Services).

Pursuant to the Krsak Agreement, Mr. Krsak filed a petition to withdraw this claim in May 2005 with the City Court in Prague. The City Court in Prague accepted this petition on May 31, 2005 and issued a resolution confirming that the proceedings have been terminated. This decision has not yet become final.

In December 2002, the Czech Republic Union of Authors (“OSA”), a collective administrator of copyright, filed an action against CET 21, claiming payment of CZK 46.8 million (approximately US$ 1.9 million) plus interest for alleged unauthorized use of works from the OSA library. CET 21 had been attempting to negotiate a revised pricing structure with OSA since 2002 and paying advances on the licensing fee to OSA on an estimated basis pending final agreement of the amounts payable. At a hearing on September 19, 2005, the Municipal Court in Prague upheld OSA’s claim. On December 21, 2005, CET 21 entered into a settlement agreement with OSA to pay CZK 39.6 million (approximately US$ 1.6 million) as full payment for all amounts claimed by OSA for the period from 2002 through 2005. CET 21 also entered into a contract with OSA to fix payments for the period from 2006 through 2008.

Antimonopoly Office

Following an investigation that the Office for the Protection of Economic Competition of the Czech Republic began conducting during the fourth quarter of 2005 regarding potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004, CET 21 has, without acknowledging any infringements alleged by the Antimonopoly Office, agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. Upon acceptance of these undertakings by the Antimonopoly Office and subject to observance of them, the investigation will be terminated.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

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

Ukraine

On October 11, 2005, Igor Kolomoiski filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoiski is attempting to enforce what he alleges was a binding agreement with Mr. Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoiski on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoiski, Mr. Rodnyanksy and Boris Fuchsmann for the acquisition by Mr. Kolomoiski of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyanksy and Mr. Fuchsmann, subject to Mr. Kolomoiski assuming all of their obligations under our existing partnership arrangements. Following a series of initial hearings, proceedings on the merits have been suspended pending the resolution of a procedural matter that has been appealed to the Supreme Court of Ukraine. This appeal is currently pending. We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoiski and because any transfer would, in any event, breach Intermedia’s statutory and contractual consent and pre-emptive rights. In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyanksy to Mr. Kolomoiski pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% beneficial interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoiski. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law is expected to come into force in March 2006. Following adoption of these amendments, our partners have confirmed they are prepared to proceed with the restructuring. Upon successful completion of the restructuring, we will terminate the proceedings initiated in December 2005.

b)	Licenses

Regulatory bodies in each country in which we operate control access to available frequencies through licensing regimes. We believe that the licenses for our license companies will be renewed prior to expiry. In Romania, the Slovak Republic, Slovenia and Ukraine local regulations contain a qualified presumption for extensions of broadcast licenses, according to which a broadcast license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime. To date, all expiring licenses; however, there can be no assurance that any of the licenses will be renewed upon expiration of their current terms. The failure of any such license to be renewed could adversely affect the results of our operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following summarizes the expiry dates of our licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017.

Romania	Licenses expire on dates ranging from July 2006 to February 2014.

Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2007.

Slovenia	The licenses of both our channels in Slovenia expire in August 2012.

Ukraine	The 15-hour license of STUDIO 1+1 expires in December 2006. The license to broadcast for the remaining nine hours in off prime expires in August 2014.

c)	Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

Corporate law in the Central and Eastern European countries in which we have operations stipulates generally that dividends may be declared by shareholders, out of yearly profits, subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5% to 25%). The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together are less than 25% of consolidated net assets as at December 31, 2005.

20.	RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist television services in the countries in which we operate, many of which are provided by parties known to be connected to our local shareholders.  As stated in FAS No. 57 “Related Party Disclosures” (“FAS 57”) transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

We consider related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a "connected" party is one in which we are aware of a family or business connection to a shareholder.

Croatia

We have no related party transactions in Croatia.

Czech Republic

We have no related party transactions in the Czech Republic.

Romania

The total purchases from companies related or connected with Adrian Sarbu in 2005 were approximately US$ 12.0 million (2004: US$ 6.9 million).  The purchases were mainly for programming rights and for various technical, production and administrative related services.  The total sales to companies related or connected with Adrian Sarbu in 2005 were approximately US$ 0.4 million (2004 : US$ 0.1 million).  At December 31, 2005, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 1.4 million which includes a prepayment of US$ 0.6 million (2004 : US$ 0.6 million). At December 31, 2005, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 0.5 million (2004 : US$ 0.6 million).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On February 28, 2005 we acquired 2% of Pro TV and MPI from Mr. Sarbu for US$ 5.0 million and on July 29, 2005 we acquired an additional 3% of Pro TV and MPI from Mr. Sarbu for US$ 15.0 million. (see Note 3, “Acquisitions and Disposals, Romania”).

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (see Note 21, “Subsequent Events”). We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision. Mr. Sarbu has the right to sell his remaining 10% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a put price that will be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter.

We have an option to acquire a minority interest in S.C. Studiourile Media Pro S.A., a Romanian film studio company, from Mr. Sarbu at a price to be determined by an independent valuation. This option expires in May 2006, and we do not anticipate exercising this option. The fair value of this option at December 31, 2005 was US$ nil.

Slovenia

On June 24, 2005, we acquired from Marijan Jurenec, director of our Adriatic regional operations, his remaining 3.15% interest in Pro Plus for Euro 4.7 million (approximately US$ 5.7 million at the date of acquisition).

Slovak Republic

On December 1, 2005 we repaid STS, our equity-accounted affiliate in the Slovak Republic, SKK 228 million (approximately US$ 7.1 million at the date of repayment) in settlement of the principal and interest due upon a loan that had been advanced to us in 2002 and 2003. The loan bore interest at a rate of three-month BRIBOR plus 2.2%.

STS has a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of television programs. Many of these contracts are for the production of programs that require specialist studios and specific broadcast rights. Total purchases from these companies in 2005 amounted to US$ 0.5 million (2004: US$ 0.4 million, 2003: US$ nil).

STS also sold advertising time through an advertising agency controlled by Jan Kovacik. The total 2005 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 0.2 million (2004: US$ 1.9 million, 2003: US$ 2.5 million), and the total amount due to STS from this agency at December 31, 2005 was US$ nil (2004: US$ 0.4 million).

We have received contractual management fees from STS since 1998. The value of these fees was US$ 0.4 million in each of 2005, 2004 and 2003. In 2003, the other local shareholders suggested that they were also entitled to fees for their services to STS. Consequently, we made a provision of US$ 0.7 million in our Consolidated Statement of Operations (representing our 70% share of a potential US$ 1.1 million charge against STS). During 2004, this issue was resolved and our 2004 results include a write-back of the provision taken in 2003.

Ukraine

We contract with Contact Film Studios for the production of certain television programs. This is a company connected to Boris Fuchsmann, the 40% shareholder and joint Managing Director of Innova, which is one of the operating companies for the Studio 1+1 Group. Our total purchases from Contact Film Studios in 2005 were US$ 0.1 million (2004: US$ 0.1 million, 2003: US$ nil).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In 1998 we made a loan to Mr. Fuchsmann with a total balance outstanding at December 31, 2005 of US$ 2.5 million (2004: US$ 2.8 million). The interest rate on this loan is three-month US$ LIBOR+3%, subject to a minimum of 5%.

Alexander Rodnyansky, the former general director and current Honorary President of Studio 1+1, continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Our total purchases from CTC in 2005 were US$ 0.2 million (2004: US$ 0.1 million, 2003: US$ 0.4 million).

We acquire legal and consulting services from LLC Legal Company Varlamov and Partners, headed by the Deputy General Director of Studio 1+1. The total amount of services rendered by the company in 2005 was US$ 0.3 million (2004: US$ 0.2 million).

We contract with Vabank for the provision of banking services. This is a bank connected to the minority shareholder and joint Managing Director of Innova Boris Fuchsmann through his presence on Vabank’s Supervisory Board. Our deposit balance with the Vabank was US$ 5.0 million as at December 31, 2005. Commission and other expenses charged to us for banking services rendered by Vabank amount to US$ 0.1 million for the twelve months ended December 31, 2005. Income earned on funds on current account with Vabank was US$ 0.1 million.

We contract with Kino-Kolo magazine for advertising for Studio 1+1. Kino-Kolo is 75% owned by Alexander Rodnyansky, who is a 70% shareholder in the license company. Purchases of services from Kino-Kolo in 2005 amounted to US$ 0.1 million.

Innova Marketing is a company fully owned and headed by Boris Fuchsmann. Innova Marketing renders consulting services to Innova. The amount of such services provided in 2005 was US$ 0.1 million (2004: US$ 0.2 million).

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

21.	SUBSEQUENT EVENTS

Romania

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million. At completion, we now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision.

Slovak Republic

Acquisition - A.R.J a.s.

On January 23, 2006, we completed the acquisition of a controlling interest in Markiza, the license-holding company for MARKIZA TV, by purchasing 100% of the share capital of A.R.J. a.s. (“ARJ”). ARJ owns 46% of the voting rights in Markiza.

This acquisition consisted of our acquiring a 34% interest in ARJ from Pavol Rusko for total consideration of SKK 575.0 million (approximately US$ 18.5 million at the date of acquisition) of which SKK 494.0 million (US$ 15.9 million at the date of acquisition) was paid on closing and SKK 81 million (US$ 2.6 million at the date of acquisition) is payable by May 31, 2006. In addition, we acquired the remaining 66% in ARJ from Media Partners s.r.o. and Salis s.r.o. for consideration of Euro 7.0 million (approximately US$ 8.5 million at the date of acquisition) paid on closing, and SKK 78.0 million (approximately US$ 2.5 million at the date of acquisition) payable by May 31, 2006. As part of this transaction, we are entitled to 100% of any dividend declared by STS in respect of the year ended December 31, 2005. Thereafter our economic interest in Markiza will be 80%.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

As a result of these transactions, as of January 23, 2006, we hold an 80% voting interest in Markiza (including 46% voting interest held by ARJ and 34% voting interest held by us directly) and an 89.8% voting interest in STS. In addition, we have increased our economic interest in the Slovak operations from 70% to 80%.

The remaining minority interests in Markiza are held by our partners Jan Kovacik and Milan Fil’o through Media Invest s.r.o. Markiza and STS will be consolidated from the date of acquisition of ARJ.

Ukraine

Acquisition - Ukrpromtorg 2003 LLC.

On October 28, 2005, we entered into an agreement with Dertus Finance Group Limited (“Dertus”) providing for the purchase by us of a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), a company that owns and operates the GRAVIS television channel and two other local channels in Ukraine, for a total investment of approximately US$ 7.0 million. The final purchase price is subject to adjustment following the completion of a closing balance sheet audit. At December 31, 2005, US$ 5.0 million of the consideration was recorded in our Consolidated Balance Sheet within Acquisition costs. The acquisition was completed on January 11, 2006.

We have an option to acquire an additional 21.5% of Ukrpromtorg from Dertus for consideration of US$ 3.2 million. This option expires on March 16, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Slovenska televizna spolocnost, s.r.o.
Bratislava, Slovak Republic

We have audited the accompanying consolidated balance sheets of Slovenska televizna spolocnost, s.r.o., and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Slovenska televizna spolocnost, s.r.o. and its subsidiaries as of December 31, 2005, and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Markiza Slovakia, s.r.o. (a company which is consolidated following the provisions of Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”), has submitted an application for the renewal of its broadcasting license. The ability of the Company to continue its operations beyond September 2007 is fully dependent on this renewal of the license being granted.

Deloitte Audit s. r.o.
Bratislava, Slovak Republic
23 February 2006

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s)

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$5,253	$4,601
Accounts receivable (Note 3)	9,452	18,043
Program rights	5,509	1,815
Other current assets (Note 4)	3,047	1,089
Total current assets	23,261	25,548
Non-current assets
Investments	4	4
Property, plant and equipment (Note 5)	14,245	12,818
Program rights	4,156	2,722
Intangible assets (Note 6)	46	132
Deferred income tax, non-current (Note 4)	161	1,243
Total non-current assets	18,612	16,919
Total assets	$41,873	$42,467

The accompanying notes are an integral part of these consolidated financial statements.

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)

	December 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$11,481	$10,874
Duties and other taxes payable	412	515
Income taxes payable	-	917
Credit facilities and obligations under capital leases (Note 8)	71	2,878
Other current liabilities	709	261
Total current liabilities	12,673	15,445
Non-current liabilities
Credit facilities and obligations under capital leases (Note 8)	125	149
Total non-current liabilities	125	149
Commitments and contingencies (Note 10)
Minority interests in consolidated subsidiaries	635	371
SHAREHOLDERS' EQUITY:
Registered capital	6	6
Additional paid-in capital	24,242	24,242
Shareholder loans (Note 11)	-	(11,061)
Retained earnings	4,414	10,311
Accumulated other comprehensive income/ (loss)	(222)	3,004
Total shareholders’ equity	28,440	26,502
Total liabilities and shareholders’ equity	$41,873	$42,467

The accompanying notes are an integral part of these consolidated financial statements.

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2005	2004	2003
Net revenues	$64,266	$61,576	$50,814
Operating costs	7,090	6,824	5,828
Cost of programming	22,445	20,902	19,276
Depreciation and amortization	2,599	1,735	1,805
Selling, general and administrative expenses	17,491	16,325	13,326
Total operating expenses	49,625	45,786	40,235
Operating income	14,641	15,790	10,579
Interest income	588	836	731
Interest expense	(134)	(200)	(285)
Foreign currency exchange gain/(loss), net	(258)	571	932
Other income	245	405	436
Income before provision for income taxes, and minority interest	15,082	17,402	12,393
Provision for income taxes (Note 9)	(3,276)	(3,511)	(3,870)
Income before minority interest	11,806	13,891	8,523
Minority interest in income of consolidated subsidiaries	(35)	(23)	-
Net income	11,771	13,868	8,523

Currency translation adjustment, net	(3,226)	4,760	5,315
Total comprehensive income	$8,545	$18,628	$13,838

The accompanying notes are an integral part of these consolidated financial statements.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Registered Capital	Additional Paid- In Capital	Shareholders’ loans	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, December 31, 2002	$6	$39,326	$(4,694)	$(12,080)	$(7,071)	$15,487
Shareholders’ loans granted	-	-	(4,298)	-	-	(4,298)
Dividend distribution	-	(4,678)	-	-	-	(4,678)
Net income	-	-	-	8,523	-	8,523
Currency translation adjustment	-	-	-	-	5,315	5,315
BALANCE, December 31, 2003	$6	$34,648	$(8,992)	$(3,557)	$(1,756)	$20,349
Shareholders’ loans granted	-	-	(2,069)	-	-	(2,069)
Dividend distribution	-	(10,406)	-	-	-	(10,406)
Net income	-	-	-	13,868	-	13,868
Currency translation adjustment	-	-	-	-	4,760	4,760
BALANCE, December 31, 2004	$6	$24,242	$(11,061)	$10,311	$3,004	$26,502
Shareholders’ loans repaid	-	-	11,061	-	-	11,061
Dividend distribution	-	-	-	(17,668)	-	(17,668)
Net income	-	-	-	11,771	-	11,771
Currency translation adjustment	-	-	-	-	(3,226)	(3,226)
BALANCE, December 31, 2005	$6	$24,242	$-	$4,414	$(222)	$28,440

The accompanying notes are an integral part of these consolidated financial statements.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,771	$13,868	$8,523
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	9,584	10,834	11,454
Receivables write-off and provision for doubtful accounts receivable	101	77	(35)
(Gain)/loss on disposal of fixed assets	(40)	(87)	2
Deferred income taxes	769	336	945
Net change in:
Accounts receivable	6,790	(1,080)	(1,969)
Other assets	(1,131)	(3)	198
Program rights	(11,779)	(9,129)	(10,124)
Accounts payable and accrued liabilities	913	109	(1,773)
Income and other taxes payable	(1,751)	(1,744)	2,329
Other current liabilities	440	(17)	277
Net cash generated from operating activities	15,667	13,164	9,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,283)	(2,110)	(942)
Proceeds from disposal of property, plant and equipment	54	257	27
Investments in subsidiaries and unconsolidated affiliates	-	-	(3)
Purchase of other assets and intangibles	(154)	(26)	(212)
Net cash used in investing activities	(5,383)	(1,879)	(1,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	-	105	-
Payment of credit facilities and capital leases	(2,565)	(600)	(973)
Repayment of loans and advances to shareholders	10,104	-	-
Loans and advances to shareholders	-	(596)	(2,955)
Dividends paid	(16,647)	(10,329)	(4,205)
Net cash used in financing activities	(9,108)	(11,420)	(8,133)
Impact of exchange rate fluctuations on cash	(524)	657	628
Net increase in cash and cash equivalents	652	522	1,192
CASH AND CASH EQUIVALENTS, beginning of year	4,601	4,079	2,887
CASH AND CASH EQUIVALENTS, end of year	$5,253	$4,601	$4,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$131	$200	$212
Cash paid for income taxes (net of refunds)	$4,108	$6,448	$847

The accompanying notes are an integral part of these consolidated financial statements.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1.	ORGANIZATION AND BUSINESS

Slovenska televizna spolocnost, s.r.o. (STS) is a Slovak limited liability partnership (without shares), having its legal seat in Blatné 18, 900 82 Blatné, Slovak Republic. It was founded on September 28, 1995 and incorporated into the Commercial Register on October 9, 1995. The main activities of STS are:

•	The broadcasting of programming (both own production and acquired); and
•	The sale of advertising.

License renewal

STS operates in conjunction with Markiza Slovakia, the license holder, based on an Exclusivity agreement.

The Slovak Republic Media Council granted the license to operate the MARKIZA TV network to Markiza for a period of 12 years, expiring in September 2007. According to the Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years by the Slovak Republic Media Council. An application for the extension of the MARKIZA TV license must be filed during the twentieth month prior to the expiry date (February 2006). The Slovak Republic Media Council has discretion to grant an extension following its evaluation of the performance of the station in the preceding license period, including, in particular, the station’s contribution to Slovak culture and the development of the Slovak media market and conclusion that the broadcaster had operated in substantial compliance with the licenses. There can be no assurance that the license will be renewed upon expiration. The failure of such license to be renewed could adversely affect our results of operations.

We filed for an extension of the license on February 3, 2006 and the Media Council has 30 days to deliver the decision. At a meeting on February 21, 2006 the Media Council requested additional information from Markiza Slovakia, which we have up to 30 days to provide.

Our principal subsidiaries at December 31, 2005 were:

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary (1)

ADAM a.s.	100%	Slovakia	Subsidiary
Gamatex s.r.o.	100%	Slovakia	Subsidiary
Markiza Slovakia, spol. s.r.o. (“Markiza”)	-%	Slovakia	Consolidated Variable-Interest Entity (2)

(1)	All subsidiaries have been consolidated in our Financial Statements.
(2)	For further information, see Note 2, "Summary of Significant Accounting Policies".

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The significant accounting policies are summarized as follows:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of STS and its subsidiaries, after the elimination of inter-company accounts and transactions.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We consolidate the financial statements of entities in which we hold a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” ("FIN 46(R)"). Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

In accordance with FIN 46(R), we consolidate Markiza, a license holding company. This is due to the fact that Markiza’s activity is in the interest of STS and an obligation exists via an Exclusivity Agreement for STS to fund Markiza through a cost plus margin reimbursement arrangement. Markiza has little activity with any third parties.

The following table summarizes balance sheet and income statement information that we consolidate with regard to Markiza. Minority interest represents the amount of statutory equity of Markiza including a part of 2004 dividend income from STS which is to be distributed 99.9% to the Slovak shareholders.

Consolidated Balance Sheet Financial Statement Caption	As at December 31, 2005

	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
	(US$ 000's)
Total current assets	$22,682	$579	$23,261
Total assets	41,291	582	41,873
Total current liabilities	12,726	(53)	12,673
Total non-current liabilities	125	-	125
Minority interest	-	635	635
Total shareholders' equity	$28,440	$-	$28,440

Consolidated Statement of Operations Financial Statement Caption	For the Twelve Months ended December 31, 2005

	Balance prior to adjustment	Impact of FIN 46 (R)	Adjusted Balance
	(US$ 000's)
Net revenues	$64,266	$-	$64,266
Total operating expenses	49,664	(39)	49,625
Operating income	14,602	39	14,641
Income before minority interest	11,771	35	11,806
Net income	$11,771	$-	$11,771

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

Revenues are recognized net of discounts and customer sales incentives. Our principal revenue streams and their respective accounting treatments are discussed below:

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Advertising revenues

Revenues primarily result from the sale of advertising time. Television advertising revenue is recognized as the commercials are aired. In certain instances, we commit to provide advertisers with certain rating levels in connection with their advertising. Revenue is recorded net of estimated shortfalls, which are usually settled by providing the advertiser additional advertising time.

Discounts and agency commissions are recognized at the point when the advertising is broadcast and are reflected as a reduction to gross revenue.

Program distribution revenue

Program distribution revenue is recognized when the relevant agreement has been entered into, the product is available for delivery, collectibility of the cash is reasonably assured and all of our contractual obligations have been satisfied.

Barter transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions is recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 1.6 million, US$ 1.9 million, and US$ 1.7 million for the years ending December 31, 2005, 2004, and 2003, respectively.

We do not rely on any single major customer or group of customers. No customer accounts for more than 10% of revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Cash that is restricted for use is classified as restricted cash.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives assigned to each major asset category as below:

Asset category	Estimated useful life
Land	Indefinite
Buildings	25 years
Station machinery, fixtures and equipment	4 - 8 years
Other equipment	3 - 8 years
Software licenses	3 - 5 years

Construction-in-progress is not depreciated until put into use. Capital leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Leasehold improvements are depreciated over the shorter of the related lease term or the life of the asset. Assets to be disposed of are reported at the lower of carrying value or fair value, less costs of disposal.

Certain assets, such as stages and scenes, are built for specific programs or shows. The depreciation expense for the year ended December 31, 2005 related to these assets of US$ 0.7 million (2004: US$ nil , 2003: US$ nil ) is included in Depreciation and amortization in the Consolidated Statement of Operations.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Long-lived Assets Including Intangible Assets with Finite Lives

Long-lived assets include property, plant, equipment and intangible assets with finite lives.

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

Fair value is determined by reference to the higher of recoverable value and the discounted future cash flows that are expected to be generated based upon management’s expectations of future economic and operating conditions. Recoverable value is the higher of the net selling price and value in use.

No impairment has been recognized for any long-lived assets in 2005, 2004, or 2003.

Program Rights

Purchased program rights

Purchased program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for broadcast. Program rights are amortized on a systematic basis over their expected useful lives, according to the number of runs of the license. The amortization percentages are as follows:

	Amortization %
Type of programming	Run 1	Run 2	Run 3	Run 4	Run 5
Films and series, 2 runs	65%	35%	-	-	-
Concerts, documentaries, film about film, etc.	100%	-	-	-	-

Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their net realizable value. An impairment reserve of US$ nil at December 31, 2005 (2004: US$ 1.0 million) was recorded against program rights.

Purchased program rights are classified as current or non-current assets based on anticipated usage in the following year, while the related program rights liability is classified as current or non-current according to the payment terms of the license agreement.

Future program rights of US$ 4.6 million (2004: US$ 9.1 million), which were acquired in 2005 but whose license period starts after December 31, 2005, are not included in Program rights on the Consolidated Balance Sheet at December 31, 2005 (see Note 10, “Commitments and Contingencies”).

Produced program rights

Program rights that are produced are stated at the lower of cost less accumulated amortization or fair value. The amortization charge is based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs. Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their net realizable value.

Produced program rights are classified as current or non-current assets based on anticipated usage in the following year.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which are between one and three years.

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

Foreign Currency

Translation of Financial Statements

Our reporting currency is the US dollar and our functional currency is the Slovak Crown (SKK). All assets and liabilities are translated into the reporting currency at the exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates for the period. Net exchange gains or losses resulting from such translation are included in Other Comprehensive Income, a component of Shareholders’ Equity.

Transactions in Foreign Currencies

Gains and losses from foreign currency transactions are included in Foreign currency exchange gain/(loss), in the Consolidated Statements of Operations in the period during which they arise.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. Main estimates include bad debts provision, amortization and creation of reserve for program rights, depreciation of assets and creation of reserve for legal claims.

Leases

Leases are classified as either capital or operating. Those leases that transfer substantially all benefits and risks of ownership of the property to us are accounted for as capital leases. All other leases are accounted for as operating leases.

Capital leases are accounted for as assets and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year, otherwise the principal is included in non-current liabilities. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to interest expense over the term of the lease.

Operating lease costs are charged to expense on a straight-line basis.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Contingencies

Contingencies are recorded in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). The estimated loss from a loss contingency such as a legal proceeding or claim is recorded in the Statement of Operations and Comprehensive Income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss has been incurred.

Financial Instruments

The carrying value of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2005, 2004, and 2003 totaled US$ 1.6 million, US$ 1.6 million, and US$ 0.8 million, respectively.

Reclassifications

Certain minor reclassifications were made to the prior period balance sheet to conform to current period classifications.

3.	ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Trading:
Third-party customers	$10,936	$19,497
Less: allowance for bad debts and credit notes	(1,540)	(1,902)
Related parties	56	448
Total	$9,452	$18,043

Bad debt expense/(benefit) for the years ending December 31, 2005, 2004 and 2003 was US$ (0.1) million, US$ (0.1) million, and US$ 0.04 million, respectively.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

4.	OTHER ASSETS:

Other current and non-current assets consist of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Current:
Prepaid expenses and advances	$621	$590
Income tax receivable	1,084	216
VAT and other taxes receivable	854	-
Deferred income taxes	267	79
Other receivables	221	204
Total	$3,047	$1,089

Non-current:
Deferred income taxes	$161	$1,243
Total	$161	$1,243

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following

	December 31, 2005	December 31, 2004

Land and buildings	$11,771	$12,910
Machinery, fixtures and equipment	19,734	17,945
Other equipment	6,963	7,186
Software	1,431	1,435
Construction in progress	111	76
Total cost	40,010	39,552
Less: Accumulated depreciation	(25,765)	(26,734)
Total net book value	$14,245	$12,818

Assets held under capital lease (included in the above):
Other equipment	$429	$418
Total costs	429	418
Less: Accumulated depreciation	(154)	(114)
Net book value	$275	$304

For further information on capital leases, see Note 8, “Credit Facilities and Obligations under Capital Leases”

Depreciation expense for the years ending December 31, 2005, 2004 and 2003 was US$ 2.6 million US$ 1.7 million, and US$ 1.8 million, respectively.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

6.	INTANGIBLE ASSETS

The gross value and accumulated amortization of other intangible assets, which mainly include jingles was as follows at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Gross value	$577	$700
Accumulated amortization	(531)	(568)
Total net book value	$46	$132

Amortization expense for the years ending December 31, 2005, 2004 and 2003 was US$ 0.02 million, US$ 0.03 million, and US$ 0.02 million, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$3,312	$2,650
Programming liabilities	3,623	3,028
Other accrued liabilities	4,546	5,196
	$11,481	$10,874

8.	CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

			December 31, 2005	December 31, 2004
Long-term loans	(a	)	$-	$2,807
Capital leases			196	220
Total			196	3,027
Less current maturities			(71)	(2,878)
Total non-current maturities			$125	$149

(a) On 24 July 2002 we obtained from Vseobecna uverova banka, a.s. a mid-term facility of SKK 100.0 million (US$ 3.5 million at December 31, 2004). Interest on this facility was 3-month BRIBOR+1.7%. The interest rate as at 31 December 2004 was 5.98%. The balance on this facility was repaid in 2005.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Capital Lease Commitments

Assets held under capital leases represent vehicles. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2005:

2006	$90
2007	81
2008	49
2009	-
2010	-
2011 and thereafter	-
Total	220
Less: amount representing interest	(24)
Present value of net minimum lease payments	$196

9.	INCOME TAXES

Income Tax Provision:

The provision for income tax consists of:

	For the Years Ended December 31,
	2005	2004	2003
Current income tax expense	$2,507	$3,175	$2,925
Deferred tax provision	769	336	945
Provision for income taxes	$3,276	$3,511	$3,870

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory rates in the Slovak Republic, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

	For the Years Ended December 31,
	2005	2004	2003
Income taxes at statutory rates (2005, 2004: 19.0%; 2003: 25.0%)	$2,866	$3,295	$3,098
Effect of change in tax rate	-	-	531
Tax effect of permanent differences	410	216	377
Change in valuation allowance	-	-	(136)
Provision for income taxes	$3,276	$3,511	$3,870

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Components of Deferred Tax Assets and Liabilities:

The following table shows the significant components included in deferred income taxes as at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Assets:
Property, plant and equipment	$40	$185
Programs rights	281	996
Accounts receivable	113	233
Gross deferred tax assets	434	1,414
Valuation allowance	-	-
Net deferred tax assets	$434	$1,414

Liabilities:
Unrealized foreign exchange, net	(6)	(83)
Other	-	(9)
Total deferred tax liabilities	$(6)	$(92)

Net deferred income tax assets	$428	$1,322

10.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

For the fiscal years ended December 31, 2005, 2004, and 2003 we incurred aggregate rent on all facilities of US$ 0.6 million, US$ 0.7 million, and US$ 0.7 million. Future minimum operating lease payments at December 31, 2005 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

2006	$521
2007	335
2008	-
2009	-
2010	-
2011 and thereafter	-
Total	$856

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Future Contractual Obligations

We have the following future contractual obligations:

		Payments due by period
	Total	Less than 1 year	2 years	3 years	More than 3 years

Unconditional purchase obligations	$13,170	$13,170	$-	$-	$-
Station program rights	4,629	2,267	2,362	-	-
Other long-term obligations	5,446	5,446	-	-	-

Total	$23,245	$20,883	$2,362	$-	$-

Unconditional purchase obligations relates to production expenses and overall operating expenses, such as utilities, legal and other consultancy etc.

Station program rights - We have commitments for US$ 4.6 million in respect of future programming. This includes all contracts signed in 2005 with license periods starting after December 31, 2005.

Other long-term obligations include broadcast telecommunication charges, author’s rights, and certain other related charges.

Legal claims

STS and Markiza Slovakia are in the normal course of business involved in litigation. The following summarizes cases where we have made a provision for contingent losses based on our assessment of each case.

The Media Council has fined us for violations during a broadcast of a reality show and a late-night series. In response to these fines, we have accrued a total of US$ 0.6 million, which represents our best estimate of the cost to settle these fines.

A remaining provision of US$ 0.3 million has been established in response to claims relating to our public affairs and news programs.

11.	RELATED PARTY TRANSACTIONS

There is a limited local market for many specialist television services in the country in which we operate, many of which are provided by parties known to be connected to some of our shareholders. As stated in FAS No. 57 “Related Party Disclosures” (“FAS 57”) transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. We will continue to review all of these arrangements.

CME

We loaned to CME, one of our shareholders, a total of SKK 187 million (approximately US$ 6.6 million at December 31, 2004). The loan had an interest rate of 3-month BRIBOR+2.2%, a rate which we believe was comparable to independently negotiated third-party rates. This loan and related interest was repaid in full in December 2005.

We also pay CME contractual management fees. These fees totalled US$ 0.4 million for each of the years ended December 31, 2005, 2004 and 2003.

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Media Invest

We loaned to Media Invest, one of our indirect shareholders, a total of SKK 80 million (approximately US$ 2.8 million at December 31, 2004). The loan had an interest rate of 3-month BRIBOR+2.2%, a rate which we believe was comparable to independently negotiated third-party rates. This loan and related interest was repaid in December 2005.

Forza Group

Markiza purchases several shows from the companies of the Forza Group, which are owned by one of our shareholders. Total production costs related to these shows were US$ 0.5 million, US$ 0.4 million, and US$ nil for the years ended December 31, 2005, 2004 and 2003, respectively.

We also lease technical equipment and sell advertising spots to the Forza Group. Total revenues from the Forza Group amounted to US$ 0.1 million, US$ 0.1 million, and US$ nil for the years ended December 31, 2005, 2004, and 2003.

12.	RESTRICTION ON DIVIDEND DISTRIBUTION

The laws under which we are organized provide generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. Distribution of dividends must be approved by the General Assembly.

In the Statutory accounts our equity comprises of basic capital, capital funds and profit for the year. Other capital funds represent CME investment into STS and are netted by the losses generated. All of the above funds may not be readily distributable because they are not created from profits. In the case of ultimate liquidation, if CME has not received by way of distributed profits an amount equivalent to its total capital contribution increased cumulatively by 6% for each year of operation, it shall receive such amount less the total of distributed profits received by CME.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our Annual Report on Form 10-K is recorded, processed, summarized and reported within the allowable time periods and to ensure that information required to be disclosed is accumulated and communicated to the issuer's management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 and concluded that our disclosure controls and procedures are effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2005. This assessment was performed under the direction and supervision of our Chief Executive Officer and Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have excluded our Czech Republic operations (listed in Item 8, Note 1, “Organization and Business”) from the scope of our assessment on internal control over financial reporting as it was acquired during the year. In 2005, our Czech Republic operations accounted for 68% and 73% of our net and total assets, respectively, and 38% and 68% of our net revenues and net income, respectively. During 2005 we implemented a strategy in our Croatian operations to ensure effective internal controls over financial reporting are implemented and operating effectively. These operations were included within the scope of our 2005 overall assessment and were excluded during 2004 due to it being a recent acquisition as it was acquired on July 16, 2004. Additionally, our operations in the Slovak Republic are accounted for as an equity investee and are therefore excluded from our overall assessment.

Based on that evaluation, we concluded that as of December 31, 2005, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our financial statements and issued an attestation report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Controls

Beginning the first quarter of 2005, we implemented an ongoing structured review process of the application of generally accepted accounting principles referred to in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K filed with the Commission on March 15, 2005 as amended by our Form 10-K/A filed on April 1, 2005. In conjunction with this, we also engaged an independent registered public accounting firm to provide technical assistance in regard to the application of generally accepted accounting principles.

During 2005 we initiated a strategy in our Croatian operations to ensure effective internal controls over financial reporting were implemented and operating effectively. This involved the deployment of appropriate resources and an evaluation of controls for all significant processes including revenue, expenditure, programming, payroll and IT. Controls were documented, assessed and tested in line with recognized methodologies. Effective internal controls were operating in our Croatian operations as of December 31, 2005.

There were no other changes in our internal controls over financial reporting during the three month period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Central European Media Enterprises Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the Company’s Czech Republic operations, as identified in said report, which were acquired on May 2, 2005 and whose financial statements constitute 68 percent and 73 percent of net and total assets, respectively, 38 percent of revenues and 68 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at the Company’s Czech Republic operations. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
London, United Kingdom
February 28, 2006

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the section entitled "Election of Directors and Executive Officers" and "Committees of the Board" in our Proxy Statement for the 2006 Annual General Meeting of Shareholders.

We have adopted a Code of Conduct and Ethics applicable to all employees and Board members.

The Code of Conduct and Ethics is posted on our website, www.cetv-net.com. In order to access this portion of our website, click on the “Investors” tab, then on the “Governance” caption. Any amendments to, or waivers of, the Code of Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver. Copies of our Code of Conduct and Ethics are available free of charge by e-mailing a request to postmaster@cme-net.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our Proxy Statement for the 2006 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2006 Annual General Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled "Principal Accountant Fees and Services" in our Proxy Statement for the 2006 Annual General Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

The following Financial Statements of Slovenska televizna spolocnost, s.r.o. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

10.01A+*
Central European Media Enterprises Ltd. 1995 Stock Incentive Plan, as amended and restated to April 11, 2004 (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 9, 2005).

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

10.26*+
Employment Agreement between CME Development Corporation and Wallace Macmillan dated March 17, 2003 (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003).

10.27*+
Employment Agreement between Central European Media Enterprises Ltd and Fred T. Klinkhammer dated October 21, 2003 (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

10.28*+
Employment Agreement between CME Development Corporation and Michael Garin dated March 30, 2004 (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2004).

10.29*
Agreement between CME Media Enterprises BV and the Tax and Customs Administration of the Netherlands dated March 24, 2004 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.30*
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

10.32*
Pro TV SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.33*
MPI SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.34*+	Employee Stock Option Form (a management contract) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.35+	Employment Agreement between CME Development Corporation and Marina Williams dated November 22, 2004.

10.36*
Framework Agreement CME Media Enterprises BV, Central European Media Enterprises Ltd. and PPF (Cyprus) Ltd. dated December 13, 2004. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.37*
Agreement on Settlement of Disputes and Transfer of Ownership Interest, dated February 24, 2005. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004).

10.38*
Subscription Agreement between Central European Media Enterprises Ltd. and PPF (Cyprus) Ltd. dated May 2, 2005. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.39*
Registration Rights Agreement between Central European Media Enterprises Ltd. and PPF (Cyprus) Ltd. dated May 2, 2005. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.40*
Deed of Guarantee among PPF a.s., Central European Media Enterprises Ltd. and CME Media Enterprises B.V. dated May 2, 2005. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.41*
PPF Group Guarantee among PPF Group N.V., Central European Media Enterprises Ltd. and CME Media Enterprises B.V. dated May 2, 2005. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.42*
Indenture among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., and CME Media Enterprises B.V. J.P. Morgan Chase Bank N.A., London Branch and J.P. Morgan Bank Luxembourg S.A. dated May 5, 2005. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.43*
Euro 37.5 million facility agreement, dated July 29, 2005, between Produkcija Plus Storitveno Podjetje d.o.o. and ING Bank N.V., Nova Ljubljanska banka d.d., and Bank Austria Creditanstalt d.d. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.44	Credit line agreement No. 2644/05/LCD between Ceska Sporitelna a.s. and CET 21 spol. s r.o. dated October 27, 2005.

10.45	Agreement for the sale of shares in A.R.J., a.s. between PhDr. Pavol Rusko and CME Media Enterprises B.V. dated October 28, 2005.

10.46	Agreement for the sale of shares in A.R.J., a.s. among Media Partner, spol. s r.o.,, Salis, s.r.o., CME Media Enterprises B.V., Ing. Milan Fil’o and Mr. Jan Kovacik dated October 31, 2005.

10.47	Sale-Purchase Contract for Shares of Media Pro International S.A. between CME Romania B.V. and Adrian Sarbu dated February 17, 2006.

10.48	Sale-Purchase Contract for Shares of Pro TV S.A. between CME Romania B.V. and Adrian Sarbu dated February 17, 2006.

10.49	Sale-Purchase Contract for Shares of Media Vision SRL between CME Romania B.V. and Media Pro Pictures S.A. dated February 17, 2006.

21.01	List of subsidiaries

23.01	Consent of Deloitte & Touche LLP

24.01	Power of Attorney, dated as of February 24, 2006

31.01	Sarbanes-Oxley Certification s.302 CEO, dated March 2, 2006

31.02	Sarbanes-Oxley Certification s.302 CFO, dated March 2, 2006

32.01	Sarbanes-Oxley Certification - CEO and CFO, dated March 2, 2006 (furnished only)

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

b)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

c)	Report of Independent Registered Public Accountants on Schedule II — Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2006	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: March 2, 2006	/s/ Wallace Macmillan
Wallace Macmillan
Vice President - Finance
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board of Directors	March 2, 2006
Ronald S. Lauder
/s/ Michael Garin	Chief Executive Officer and Director	March 2, 2006
Michael Garin	(Principal Executive Officer)
/s/ Wallace Macmillan	Vice President - Finance	March 2, 2006
Wallace Macmillan	(Principal Financial Officer and Principal Accounting Officer)
*	Director	March 2, 2006
Alfred W. Langer
*	Director	March 2, 2006
Charles Frank
*	Director	March 2, 2006
Herb Granath
*	Director	March 2, 2006
Herbert Kloiber
*	Director	March 2, 2006
Bruce Maggin
*	Director	March 2, 2006
Ann Mather
*	Director	March 2, 2006
Eric Zinterhofer
* By
/s/ Wallace Macmillan
Wallace Macmillan
Attorney-in-fact

INDEX TO SCHEDULES

Schedule II : Schedule of Valuation Allowances	S-3

Schedule II

Schedule of Valuation Allowances
(US$ 000’s)

	Bad debt and credit note provision	Deferred tax allowance

Balance at January 1, 2003	7,481	8,654
Charged to costs and expenses	355	3,192
Charged to other accounts (1)	(58)	-
Foreign exchange	(1,443)	-
Balance at December 31, 2003	5,625	11,846
Charged to costs and expenses	250	(1,366)
Charged to other accounts (1)	(203)	-
Foreign exchange	468	(2,469)
Balance at December 31, 2004	6,140	8,011
Charged to costs and expenses	1,750	5,115
Charged to other accounts (1)	1,532	(185)
Foreign exchange	(172)	(1,007)
Balance at December 31, 2005	9,250	11,934

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balances of acquired companies.