Form 10-K/A
period 2005-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2006-03-15
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO.1 TO FORM 10-K

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

Number of shares of Class A Common Stock outstanding as of March 6, 2006 : 31,057,994

Number of shares of Class B Common Stock outstanding as of March 6, 2006 : 6,966,533

EXPLANATORY NOTE

This is Amendment No. 1 to the Annual Report on Form 10-K of Central European Media Enterprises Ltd., as originally filed on March 2, 2006.

We are filing this Amendment No. 1:

•	To include Form 10-K, Part III information that we previously incorporated by reference to the Proxy Statement for our Annual General Meeting of Shareholders;

•	To modify in Item 8. Financial Statements and Supplementary Data, the following:

(a)
Footnote 1 to the financial statements of Slovenska televizna spolocnost s.r.o. and the report of Deloitte Audit s.r.o. with respect thereto to reflect the extension of the broadcast license of Markiza-Slovakia, spol. s.r.o.;

(b)
The unaudited pro-forma data for the years ended December 31, 2004 and 2005 appearing in Note 3, “Acquisitions and Disposals” to our consolidated Financial Statements under “Czech Republic - Acquisition - TV Nova”.

No other information in Item 8. Financial Statements and Supplementary Data has been amended from that appearing in our Form 10-K as originally filed on March 2, 2006.

We have not otherwise updated the Annual Report on Form 10-K/A to modify disclosures in Annual Report on Form 10-K for events occurring subsequent to the original March 2, 2006 filing date, and except for the additions and modifications referred to in the preceding paragraph, it continues to speak as of March 2, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page.)

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Class A Common Stock		Class B Common Stock				Accumulated
	Number of shares	Par value	Number of shares	Par value	Additional Paid- In Capital	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Shareholders' Equity/ (Deficit)
BALANCE, December 31, 2002	18,523,768	$1,482	7,934,768	$635	$359,342	$(452,011)	$(5,324)	$(95,876)
Stock-based Compensation	-	-	-	-	13,209	-	-	13,209
Stock options exercised	145,998	12	-	-	111	-	-	123
Conversion of Class B to Class A Common Stock	600,000	48	(600,000)	(48)	-	-	-	-
Net income	-	-	-	-	-	346,012	-	346,012
Currency translation adjustment	-	-	-	-	-	-	10,056	10,056
BALANCE, December 31, 2003	19,269,766	$1,542	7,334,768	$587	$372,662	$(105,999)	$4,732	$273,524
Stock-based Compensation	-	-	-	-	10,102	-	-	10,102
Stock options exercised	1,083,634	87	-	-	2,853	-	-	2,940
Warrants exercised	696,000	55	-	-	1,688	-	-	1,743
Net income	-	-	-	-	-	18,531	-	18,531
Currency translation adjustment	-	-	-	-	-	-	4,228	4,228
BALANCE, December 31, 2004	21,049,400	$1,684	7,334,768	$587	$387,305	$(87,468)	$8,960	$311,068
Stock-based Compensation	-	-	-	-	2,954	-	-	2,954
Shares issued to PPF	3,500,000	280	-	-	120,603	-	-	120,883
Shares issued, net of fees	5,405,000	432	-	-	230,172	-	-	230,604
Stock options exercised	710,359	57	-	-	5,846	-	-	5,903
Conversion of Class B to Class A Common Stock	368,235	29	(368,235)	(29)	-	-	-	-
Net income	-	-	-	-	-	42,495	-	42,495
Currency translation adjustment	-	-	-	-	-	-	(33,354)	(33,354)
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$746,880	$(44,973)	$(24,394)	$680,553

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

Stock-Based Compensation

Stock-based compensation costs are determined when options are issued and are measured under the fair value method as defined in FAS No. 123, "Accounting for Stock-based Compensation" ("FAS 123"). We adopted FAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by FAS No. 148, "Accounting for Stock-based Compensation - Transition & Disclosure" ("FAS 148"). In prior periods, we used the intrinsic method of accounting as defined in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") (See Note 15, Stock-based Compensation”). Expense from stock options granted after the adoption of FAS 123 is recognized on a straight-line basis over the requisite service period of the underlying grant.

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
We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable intangible assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition
Cash	$35,592
Receivables	56,832
Property, plant and equipment	17,379
Program library	26,937
Intangible assets subject to amortization (1)	178,054
Intangible assets not subject to amortization (2)	17,979
Goodwill	723,503
Other assets	23,562
Liabilities	(122,249)
Deferred tax liability	(45,933)
Minority interest	(2,200)
Total purchaseprice (3)	$909,456

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

Pro-forma (unaudited)	For the Years Ended December 31,
	2005	2004
Net revenues	$483,102	$390,139
Net income from continuing operations (as restated)	60,839	36,153
Net income (as restated)	60,326	38,677

Per Share Data:
Net income - Basic (as restated)	$1.60	$1.05
Net income - Diluted (as restated)	$1.57	$1.02

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

Bad debt expense for the years ending December 31, 2005, 2004 and 2003 was US$ 1.8 million, US$ 0.3 million, and US$ (0.4) million, respectively.

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

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (see Note 5, ”Senior Notes”), and are being amortized over the term of the Senior Notes using the effective interest method. The assets held-for-sale relate to land and buildings in our Croatian operations. The other receivable relates to a balance due to us from PPF at December 31, 2004 in respect of the sale in 2003 of our participation in CNTS, our former Czech operating company. Forgiveness of this receivable constituted part of the consideration paid for our acquisition of the TV Nova (Czech Republic) group (see Note 3, “Acquisitions and Disposals, Czech Republic””).

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

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes (see Note 5, “Senior Notes”).

12.	CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

		December 31, 2005	December 31, 2004
Credit facilities:
CME Media Enterprises B.V.	(a)	$-	$7,687
Croatian operations	(b) - (d)	1,135	1,668
Czech Republic operations	(e) - (f)	42,703	-
Slovenian operations	(g) - (h)	-	8,903
Total credit facilities		$43,838	$18,258

Capital leases
Croatian operations, net of interest		$132	$381
Czech operations, net of interest		6	-
Romanian operations, net of interest		290	44
Slovenian operations, net of interest		4,040	628
Ukrainian operations		-	59
Total capital leases		$4,468	$1,112

Total credit facilities and capital leases		$48,306	$19,370
Less current maturities		(43,566)	(10,472)
Total non-current maturities		$4,740	$8,898

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

Ukraine

We contract with Contact Film Studios for the production of certain television programs. This is a company connected to Boris Fuchsmann, the 40% shareholder and joint Managing Director of Innova, which is one of the operating companies for the Studio 1+1 Group. Our total purchases from Contact Film Studios in 2005 were US$ 0.1 million (2004: US$ 0.1 million, 2003: US$ nil million).

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

Deloitte Audit s. r.o.
Bratislava, Slovak Republic
23 February 2006, except for Note 1, as which the date is 15 March 2006

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

The Slovak Republic Media Council granted the license to operate the MARKIZA TV network to Markiza-Slovakia, spol. s.r.o. for a period of 12 years, expiring in September 2007. According to the Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years by the Slovak Republic Media Council.  We filed for an extension of the license on February 3, 2006 and were informed on March 10, 2006 by the Media Council that they had extended the license for an additional 12 years.  We expect to receive the final official communication of the extension in the near future.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Name of Director	Principal Occupation	Age	Year Became a Director

Ronald S. Lauder	Non-executive Chairman of the Board	62	1994

Michael Garin	Chief Executive Officer and Director	59	2003

Charles R. Frank, Jr.	Financial Advisor	68	2001

Herbert A. Granath	Chairman Emeritus, ESPN	77	2002

Herbert Kloiber	Chairman, Tele Muenchen Group	58	2006

Alfred W. Langer	Consultant	55	2000

Bruce Maggin	Principal, the H.A.M. Media Group, LLC	62	2002

Ann Mather	Former CFO, Pixar Animation Studios	46	2004

Eric Zinterhofer	Partner, Apollo Management, L.P.	34	2004

Ronald S. Lauder, a founder of the Company, has served as non-executive Chairman of the Board of the Company since its incorporation in 1994. Mr. Lauder is a principal shareholder and a director of The Estée Lauder Companies, Inc. (“Estée Lauder”) and has served as Chairman of Estée Lauder International and Chairman of Clinique Laboratories, Inc., divisions of Estée Lauder, since returning to the private sector from government service in 1987. From 1986 until 1987, Mr. Lauder served as U.S. Ambassador to Austria. From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs. He is Chairman of the Board of Trustees of the Museum of Modern Art, President of the Jewish National Fund, former Chairman of the Council of Presidents of American Jewish Organizations, a member of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania and a member of the Visiting Committee of the Wharton School at the University of Pennsylvania. He received his B.S. in International Business from the Wharton School of the University of Pennsylvania.

Michael N. Garin has served as Director since December 2003 and Chief Executive Officer since February 2004. Mr. Garin currently serves as a Director and Chairman of the Audit Committee of American Media, publisher of the National Enquirer, Star, Globe and other publications; and a Director and member of the Compensation Committee of MortgageIT Holdings, Inc., a real estate investment trust and residential mortgage bank. From 2000 until January 2004, Mr. Garin served as the Chairman of Adcom Information Services, the leading U.S. cable television viewership data provider. From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company.  In March 2002, Digital Convergence filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.  From 1988 to 1999, Mr. Garin served ING Barings (Furman Selz) in various roles, including Executive Vice President and Member of the Management Committee. As Global Head of Media, Telecommunications and Information Services Investment Banking for Furman Selz, he was responsible for building the firm’s investment banking practice in those areas. Mr. Garin was one of the founders of Lorimar Telepictures and helped run the company until it was acquired by Warner Communications in 1988. Mr. Garin received his BA degree from Harvard University and holds a Masters degree in Philosophy and the Arts.

Charles R. Frank, Jr. has served as a Director of the Company since 2001. Mr. Frank currently serves a non-executive member of the board of Mittal Steel Galati, the Romanian subsidiary of Mittal Steel Company N.V., and of Megafon, the third largest mobile phone operator in Russia. He is a member of the investment committee of the Darby Converging Europe Mezzanine Fund. From 1997 to 2001, Mr. Frank was First Vice President and twice acting President of the European Bank for Reconstruction and Development (EBRD), which makes debt and equity investments in Central and Eastern Europe and the former Soviet Union. Mr. Frank was Managing Director of the Structured Finance Group at GE Capital (a financial services company), and Vice President of GE Capital Services from 1988 to 1997. Mr. Frank served as Chief Executive Officer of Frank and Company from 1987 to 1988, and Vice President of Salomon Brothers from 1978 until 1987. Mr. Frank has held senior academic and government positions, including Deputy Assistant Secretary of State and Chief Economist at the U.S. Department of State, Senior Fellow at the Brookings Institution, Professor of Economics and International Affairs at Princeton University, and Assistant Professor of Economics at Yale University. Mr. Frank graduated from Rensselaer Polytechnic Institute with a B.S. in mathematics and economics before completing a Ph.D. in economics at Princeton University.

Herbert A. Granath has served as a Director of the Company since January 2002. Mr. Granath is Chairman Emeritus, ESPN, a cable sports network and Senior Content Advisor to Telenet; the largest cable operator in Belgium. He is a Director of Crown Media Holdings, which owns and operates the Hallmark Channel. Mr. Granath was employed by ABC for over 35 years and was Chairman, Disney/ABC International (an international broadcasting company) from 1996 to January 1998 where he pioneered many aspects of ABC’s expanding television business, including its successes in the cable and international programming arenas. He served as Chairman of the Board of ESPN for 16 years and Senior Vice President of ABC, Inc. from 1998 until 2001. He also served as Chairman of the Board of A&E, The History Channel, The Biography Channel and Lifetime Television, and was a founding partner and Board member of Eurosport, the largest cable network in Europe. He also served on the Boards of Telefunf, RTL2 and TM3 networks in Germany, SBS Broadcasting SA and TVA, the Brazilian pay-TV company. Among the awards Mr. Granath has received are two Tony awards (along with six Tony nominations), an International EMMY (Lifetime Achievement in International TV), and a U.S. EMMY (Lifetime Achievement in Sports Television). He has also been honored by the National Association of Broadcasters as a Broadcast Pioneer and receive the European Lifetime Achievement Award at the Rose d’Or Festival in Lucerne, Switzerland.

Herbert Kloiber has served as a Director of the Company since 2006. Dr. Kloiber is chairman and majority shareholder of the media conglomerate TeleMuenchen Group, which was a production company when he initially acquired it in 1977. He is also a member of the board of Bavarian Film Funding Organization in Germany and of Sun New Media Inc. in China. Dr. Kloiber also serves as Chairman of the board for CineMedia Film AG, Cinemax AG and ATV+ AG. From April 1998 until August 2005, Dr. Kloiber was a member of the board of SBS Broadcasting SA. He has received the Directorate Award of the Academy of Television Arts and Sciences, the Chevalier des Arts et Lettres, the Bavarian Order of Merit and the Grand Decoration of Honor for Services to Austria. Dr. Kloiber has a Ph.D in law from University of Vienna.

Alfred W. Langer has served as a Director of the Company since 2000. Mr. Langer currently serves as a consultant to a number of privately held, mostly German companies, engaged in the area of mergers and acquisitions, structured financing and organizational matters. Mr. Langer served as Chief Financial Officer of Solvadis AG, a German based chemical distribution and trading company, from July 2001 until June 2002. Mr. Langer served as Treasurer of Celanese AG, a German listed chemical company, from October 1999 until May 2001. From June 1997 until October 1999, Mr. Langer served as Chief Financial Officer of Celanese Corp., a U.S. chemical company. Mr. Langer served as Chief Executive Officer of Hoechst Trevira GmbH, a producer of synthetic fibers, from October 1994 until July 1997. From 1988 until September 1994, Mr. Langer served as a member of the Board of Management of Hoechst Holland N.V., a regional production and distribution company. Mr. Langer received an M.B.A. degree from the University GH Siegen.

Bruce Maggin has served as a Director of the Company since September 2002. Mr. Maggin has served as Principal of the H.A.M Media Group, LLC, an international media investment and advisory company since 1997. He is currently executive vice president and a director of Media and Entertainment Holdings Inc. and a member of the Board of Advisors of Jump TV. From 1999 to 2002, Mr. Maggin served as the Chief Executive Officer of TDN Media, Inc., a joint venture between Thomson Multimedia, NBC Television and Gemstar-TV Guide International. TDN sells advertising on proprietary interactive television platforms. Mr. Maggin also currently is a Director and Chair of the Audit Committee of Phillips-Van Heusen Corporation. Mr. Maggin is a member of the New York State Bar. He received a BA degree from Lafayette College and JD and MBA degrees from Cornell University.

Ann Mather has served as a Director of the Company since April 2004. Ms. Mather is also Chair of the Audit Committee of Google, Inc. From 1999 to 2004, Ms. Mather was Executive Vice President, Chief Financial Officer and Secretary of Pixar Animation Studios. Prior to joining Pixar, she was Executive Vice President and Chief Financial Officer at Village Roadshow Pictures. From 1993 to 1999, Ms. Mather held various executive positions at the Walt Disney Company in Los Angeles, including Senior Vice President of Finance and Administration of its Buena Vista International Theatrical Division, where she supervised operations in Europe, Asia and Latin America as well as the start up of distribution operations in several Asian markets including China, Australia and Malaysia. From 1992 to 1993, Ms. Mather worked for Disney in Paris, France where she helped establish the international theatrical distribution arm of Disney in ten European countries. From 1991 to 1992, she was the European Controller for Alico, a division of AIG, Inc. From 1989 to 1991 she was the Director of Finance for Polo Ralph Lauren Europe’s retail operations, and from 1984 to 1988, Ms. Mather was at Paramount Pictures Corporation where she held various positions in London, Amsterdam and New York. She worked for KPMG in London, England between 1981 and 1984 covering a broad range of audit, tax and consulting assignments and is a Chartered Public Accountant. She has an MA degree from Cambridge University in England.

Eric Zinterhofer has served as a Director of the Company since April 2004. Mr. Zinterhofer is a partner at Apollo Management, L.P., and has been with Apollo since 1998. From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co. From 1993 to 1994, Mr. Zinterhofer was a member of the Structured Equity Group at J.P. Morgan Investment Management. Mr. Zinterhofer graduated Cum Laude from the University of Pennsylvania with BA degrees in Honors Economics and European History and received his MBA from the Harvard Business School.

The Board of Directors has determined that the following members of the Board satisfy the independence requirements set forth in Rule 4200 of the National Association of Securities Dealers’ listing standards: Charles Frank, Herb Granath, Herbert Kloiber, Alfred Langer, Bruce Maggin and Ann Mather.

There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director. Directors serve until the next annual general meeting or until a successor is appointed. There is no family relationship among any directors or executive officers of the Company other than Eric Zinterhofer, who is Mr. Lauder’s son-in-law.

Audit Committee

Audit Committee. The Board of Directors has an Audit Committee which is composed of Messrs. Frank and Langer (Chairman) and Ms. Mather. The current members of the Audit Committee satisfy the independence and expertise requirements set forth in the National Association of Securities Dealers’ listing standards. In addition, the Board has determined that Mr. Langer, Ms. Mather and Mr. Frank qualify as “audit committee financial experts”.

EXECUTIVE OFFICERS

Set forth below is certain information describing the Company’s executive officers (other than in respect of Michael Garin, who is also a director):

Robert E. Burke, age 54, has served as President and Chief Operating Officer since March 2003 and as Vice President and Chief Operating Officer of the Company since July 2001. From 1999 to 2001, Mr. Burke served as Executive Vice President of Microcast, Inc., an internet broadcasting company which filed for bankruptcy protection in the State of Delaware on or about December 1, 2000. From 1995 to 1998, Mr. Burke served as President and Chief Executive Officer of WTN, a subsidiary of ABC based in London, United Kingdom. WTN was a diversified global news and television production company and, prior to its sale, provided news, sports, entertainment, business, and corporate programming to virtually all the world's broadcasters (including all of the stations owned by the Company) via a global 24-hour satellite network. Mr. Burke was Vice President of WTN from 1984 to 1995 and previously worked as a reporter, producer, and manager for ABC News in Washington and New York from 1980 until 1984. Mr. Burke has a BA (History) from Washington University, St. Louis, Missouri.

Wallace Macmillan, age 48, was appointed Vice President - Finance and Chief Financial Officer in March 2003. Prior to joining the Company, Mr. Macmillan consulted for both Bertelsmann and EMI. From 1999 until his departure from EMI in 2001 Mr. Macmillan was involved in several major projects as VP Finance for the Recorded Music Division. Between 1997 and 1999 he was CFO for EMI’s Virgin Sector and Latin American and South East Asian regions. From 1992 until 1997 he worked as Finance Director first of the Virgin and later of the EMI record companies in the UK, following the acquisition of Virgin Music Group by Thorn-EMI. Between 1990 and 1992 he was the International Financial Controller for Virgin Music Group in the UK. From 1988 to 1990 Mr. Macmillan worked as Director of Group Reporting for Bertelsmann Music Group in New York. From 1983 through 1987 he worked for the Bertelsmann Group in Germany in a variety of financial roles. Mr. Macmillan obtained his qualification as a Chartered Accountant while at Price Waterhouse from 1976 to 1983

Marina Williams, age 40, has served as Executive Vice President since November 2004. From 2003 until joining the Company, Ms. Williams served as Vice President and Managing Director of Newscorp with responsibility for the development of Fox channels in Central and Eastern Europe. From 1998 to 2003, she served as Managing Director for Central and Eastern Europe and Executive Director, TV Channels for Fox Kids Europe and was responsible for launching and managing channels and for pan-European advertising and sponsorship. From 1991 to 1998, Ms. Williams served as regional manager and later Vice President for European Business Development for Turner Broadcasting in London, England and was responsible for developing CNN and the Cartoon Network in Eastern Europe. She received an MA degree from St. Petersburg University in St. Petersburg, Russia.

There is no arrangement or understanding between any executive officer and any other person regarding selection as an executive officer. Executive officers serve pursuant to their employment agreements. (See Item 11, Executive Compensation, “Employment Agreements, Termination of Employment and Change-in-Control Arrangements”.)

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer, former Vice Chairman, President and Chief Operating Officer, Chief Financial Officer and Vice President - Finance, and Executive Vice President, who were the Company’s only executive officers (together, the “Named Executive Officers”) who either served as executive officers during, or were serving as executive officers at the end of, the fiscal year ended December 31, 2005, for services rendered in all capacities to the Company and its subsidiaries for each of the Company’s last three fiscal years.

					Long-Term Compensation
					Awards
	Annual Compensation				Securities
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Underlying Options/SARs #	All Other Compensation $

Michael Garin	2005	625,000	950,000	--	30,000	20,019(8)
Chief Executive Officer (1)	2004	572,917	825,000	--	160,000	17,359(8)
	2003	--	--	--	--	--

Frederic T. Klinkhammer	2005	142,628	166,666	--	--	15,222(8)
Vice Chairman (2)	2004	625,000	--	--	--	19,243(8)
	2003	625,000	625,000	16,515(6)	40,000	1,017,620(9)

Robert E. Burke	2005	328,440	184,257	76,363(7)	15,000	5,913(8)
President and Chief Operating	2004	326,493	425,196	76,182(7)	--	8,439(8)
Officer (3)	2003	293,010	271,528	68,369(7)	80,000	6,703(8)

Wallace Macmillan	2005	355,596	163,482	--	10,000	4,865(8)
Chief Financial Officer and Vice	2004	326,493	195,174	--	20,000	6,884(8)
President - Finance(4)	2003	220,365	--	--	20,000	6,020(8)

Marina Williams	2005	364,933	167,674	--	15,000	5,602(8)
Executive Vice President (5)	2004	41,759	42,238	--	20,000	222(8)
	2003	--	--	--	--	--

(1)	Became Chief Executive Officer on February 2, 2004.
(2)
Retired on March 22, 2005 in connection with expiration of his employment agreement after having served as Vice-Chairman since February 2, 2004; previously Vice Chairman and Chief Executive Officer since March 2003 and Chief Executive Officer and President since March 1999.

(3)	Became President and Chief Operating Officer in March 2003; previously Vice President and Chief Operating Officer since July 2001.
(4)	Became Chief Financial Officer and Vice President - Finance in March 2003.
(5)	Became Executive Vice President on November 22, 2004.
(6)	Represents an expatriate premium allowance.
(7)	Represents a housing allowance.
(8)	Represents life and health insurance benefits paid by the Company.
(9)
Long-Term Compensation included a $1,000,000 Special Long-Term Incentive Bonus that was granted to Mr. Klinkhammer pursuant to his employment agreement, which provided that if the fair market value of the Company's Class A Common Stock on December 31, 2003 was greater than $8.125 per share (the split-adjusted trading price on March 22, 1999) and the percentage increase in such share price was greater than the percentage increase in the NASDAQ composite average during the period from March 22, 1999 to December 31, 2003, he would be entitled to such bonus. In addition, he received $17,620 in life and health insurance benefits paid by the Company.

No restricted stock, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations of the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the time periods described above.

Option Grants In Last Fiscal Year

The following table sets forth information with respect to grants of options to purchase shares of Class A Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 2005.

	Individual Grants
	Number of Securities Underlying	Percent of Total Options Granted to Employees	Exercise or		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
	Options	in Fiscal	Base Price	Expiration	5%	10%
Name	Granted	Year	($/sh) (1)	Date (2)	($)	($)

Michael Garin	30,000	15.42%	$44.50	6/1/15	$948,303	$2,473,911

Robert E. Burke	15,000	7.71%	$44.50	6/1/15	$474,152	$1,236,955

Wallace Macmillan	10,000	5.14%	$44.50	6/1/15	$316,101	$824,637

(1)
The exercise price is set by the Compensation Committee, but may be not less than the fair market value of the Common Stock on the date of grant of the option. Options for the Named Executive Officers were granted on June 2, 2005.

(2)	All options granted to the Named Executive Officers will vest in four equal installments on each of the first four anniversaries of the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2005 by the Named Executive Officers and the value at December 31, 2005 of unexercised stock options held by the Named Executive Officers.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-end (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1) Exercisable/Unexercisable
Michael Garin	0	0	40,000/150,000	$1,536,400/5,011,200
Frederic T. Klinkhammer	486,000	$20,530,912	800/13,200	$38,028/627,462
Robert E. Burke	0	0	173,600/41,400	$9,239,376/1,455,927
Wallace Macmillan	0	0	20,000/30,000	$894,171/969,929
Marina Williams	0	0	6,600/28,400	$165,600/537,340

(1)	Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.
(2)	On March 3, 2006 Robert E. Burke exercised 25,000 options with an exercise price of $2.138 per share, realizing a gain of $1,561,800 based upon the market price on that date of $64.61 per share.

Compensation of Directors

The Company pays a cash fee to each of its non-employee directors (except Messrs. Lauder and Zinterhofer) of $50,000 per annum.

In addition, on the day of each annual general meeting of the Company’s shareholders during the term of the Amended and Restated 1995 Stock Incentive Plan, each non-employee director of the Company (including for these purposes the Chairman) who has served as a director since the last annual general meeting of shareholders will be eligible to receive either (i)non-incentive stock options to purchase 6,000 shares of Class A Common Stock (in the case of the Chairman, Class B Common Stock if such grant is approved by the Board) or (ii) a combination of non-incentive stock options, restricted stock and restricted stock units whose aggregate value is equal to the value of 6,000 non-incentive stock options on the date of grant. Subject to that limitation on total value, the Compensation Committee has discretion to determine the components the annual automatic grant. For purposes of determining the value of non-incentive stock options to purchase 6,000 shares of Common Stock, the Compensation Committee shall calculate a U.S. dollar amount using the methodology that is employed by the Company for valuing options in its most recent annual financial statements. For purposes of determining the number of shares of any restricted stock or restricted stock units, the U.S. dollar amount allocated to such award shall be divided by the fair market value of a share of the Company’s Class A Common Stock on the date of grant.

For non-employee directors, the exercise price of options will be the closing price of a share of Class A Common Stock on the date of grant (and 105% of the fair market value of a share of Class A Common Stock in the case of an option to acquire Class B Common Stock). The options will vest over a four-year period from the date of grant and will expire 10 years from the date of grant.

The Company reimburses each director for expenses in connection with attending meetings of the Board of Directors. Members of the Audit Committee are paid an additional annual cash fee of $12,000. Members of the Compensation Committee receive an additional annual cash fee of $5,000. Otherwise, no separate compensation is paid to any director for serving on committees. Directors who are also employees of the Company receive no additional compensation for service as a director.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Michael Garin

Michael Garin, Chief Executive Officer of the Company, has an employment Agreement dated as of February 2, 2004 with a wholly-owned subsidiary of the Company. Under the employment agreement, Mr. Garin is entitled to receive an aggregate annual salary of US $625,000, which may be increased annually at the discretion of the Compensation Committee. Mr. Garin has the opportunity to earn an annual cash bonus in an amount not to exceed his annual base salary. One-half of such bonus shall be based on objective criteria and one-half shall be based on subjective criteria established by the Board. Pursuant to Mr. Garin’s employment agreement, the Company is required to name Mr. Garin to its Board of Directors and the Board is required to nominate Mr. Garin for election to the Board of Directors of the Company for so long as he remains employed by the Company.

Mr. Garin’s employment agreement is for a term expiring on January 31, 2008. The Company may terminate the employment agreement at any time. Upon early termination of Mr. Garin’s employment agreement by the Company (other than for cause or on death or disability), Mr. Garin is entitled to seek any loss of compensation or loss of other entitlements that may be available as a matter of law.

Mr. Garin may terminate the agreement at any time on 90 days’ notice without further entitlement. In the event Mr. Garin terminates his employment agreement, any options that have become exercisable as of such termination date may be exercised for a period of 90 days following such date.

Under his employment agreement, Mr. Garin has been granted an option to purchase 160,000 shares of Class A Common Stock at an exercise price of $19.49 per share. Such options become exercisable in four equal annual installments on January 31, 2005, 2006, 2007 and 2008. 80,000 options of the February 2004 grant are currently exercisable or will become exercisable within the next 60 days. Such options expire on February 1, 2014. In June 2005, the Company awarded Mr. Garin options to acquire 30,000 shares of Class A Common Stock at an exercise price of $44.50 per share. None of the options granted in June 2005 are currently exercisable. Such options expire on June 1, 2015.

In the event the Company terminates Mr. Garin’s employment agreement before the end of its term other than for cause, all such options held by Mr. Garin shall become vested and shall be exercisable for a period of 90 days from the date of such early termination.

Robert Burke

Robert Burke, President and Chief Operating Officer of the Company, has an employment agreement dated as of July 16, 2001 with a wholly-owned subsidiary of the Company. Under the employment agreement, Mr. Burke is entitled to receive an aggregate annual salary of UK £180,000, which may be increased each July at the Company’s discretion. In addition, Mr. Burke was entitled to a monthly UK £3,500 allowance payable until such time as the Board of Directors of the Company approved an initial stock option grant to Mr. Burke. However, even after the initial stock option grant, the Compensation Committee agreed to continue to pay this amount to Mr. Burke. Mr. Burke has the opportunity to earn an annual cash bonus with a target amount of 33% and a maximum amount of 66% of yearly compensation, based upon the performance of the Company on a combined EBITDA basis in relation to budgeted goals. Mr. Burke’s employment agreement also contains non-competition provisions applicable for a one year period following the termination of the agreement, prohibits Mr. Burke from using confidential information of the Company during the term of the employment agreement and thereafter, and specifies certain benefits and perquisites that Mr. Burke shall be entitled to receive. Mr. Burke’s employment agreement is for an indefinite term. The Company can terminate the agreement upon 12 months written notice or at any time if the Company makes a lump sum payment in lieu of the 12 months notice.

In April 2002, the Company awarded to Mr. Burke options to acquire 120,000 shares of the Class A Common Stock at an exercise price of $2.138 per share. Such options are exercisable in three equal installments on each of the first three anniversaries of the date of the grant. All such options are currently exercisable and expire on April 1, 2012. In May 2003, the Company awarded Mr. Burke options to acquire 80,000 shares of Class A Common Stock of the Company at an exercise price of $10.365 per share. Such options become exercisable in three equal installments on each of the first three anniversaries of the date of the grant. 53,332 of the options granted in May 2003 are currently exercisable or will be become exercisable in the next 60 days. Such options expire on May 28, 2013. In June 2005, the Company awarded Mr. Burke options to acquire 15,000 shares of Class A Common Stock at an exercise price of $44.50 per share. None of the options granted in June 2005 are currently exercisable. Such options expire on June 1, 2015.

Wallace Macmillan

Wallace Macmillan, Chief Financial Officer and Vice President Finance of the Company has an employment agreement dated March 17, 2003 with a wholly-owned subsidiary of the Company. Under the employment agreement, Mr. Macmillan is entitled to receive an aggregate annual salary of UK ₤ 200,000, which may be increased each March at the Company’s discretion. Mr. Macmillan has the opportunity to earn an annual cash bonus with a target amount of 33⅓% and a maximum amount of 66⅔% of yearly compensation, and is based upon the performance of the Company on a combined EBITDA basis in relation to budgeted goals and also on personal performance goals. Mr. Macmillan’s employment agreement also contains non-competition provisions applicable for a one-year period following the termination of the agreement, prohibits Mr. Macmillan from using confidential information of the Company during the term of the employment agreement and thereafter, and specifies certain benefits and perquisites that Mr. Macmillan shall be entitled to receive. Mr. Macmillan’s employment agreement is for an indefinite term. However, the Company’s wholly-owned subsidiary may terminate the employment agreement upon 12 months written notice or at any time if the Company’s subsidiary makes a payment in lieu of notice. Mr. Macmillan may terminate his employment at any time for good reason or with 90 days notice for any reason.

In May 2003, the Company awarded Mr. Macmillan options to acquire 20,000 shares of Class A Common Stock of the Company at an exercise price of $10.365 per share. Such options are exercisable in three equal installments on each of the first three anniversaries of the date of the grant. 13,332 of the options granted in May 2003 are currently exercisable or will become exercisable within the next 60 days. All such options expire on May 21, 2013. In May 2004, the Company awarded Mr. Macmillan options to acquire 20,000 shares of Class A Common Stock of the Company at an exercise price of $18.93 per share. Such options become exercisable in three equal installments on each of the first three anniversaries of the date of the grant. 13,332 of the options granted in May 2004 are currently exercisable or will become exercisable within the next 60 days. Such options become exercisable in three equal installments on each of the first three anniversaries of the date of the grant. Such options expire on May 4, 2014. In June 2005, the Company awarded Mr. Macmillan options to acquire 10,000 shares of Class A Common Stock at an exercise price of $44.50 per share. None of the options granted in June 2005 are currently exercisable. Such options expire on June 1, 2015.

Marina Williams

Marina Williams, Executive Vice President of the Company, has an employment agreement dated November 22, 2004 with a wholly-owned subsidiary of the Company. Under the employment agreement, Ms. Williams is entitled to receive an aggregate annual salary of UK ₤ 200,000, which may be increased each November at the Company’s discretion. Ms. Williams has the opportunity to earn an annual cash bonus for a pro rata portion of 2004 and each full year thereafter with a target amount of 33⅓% and a maximum amount of 66⅔% of yearly compensation, and is based upon the performance of the Company on a combined EBITDA basis in relation to budgeted goals and also on personal performance goals. If 85% of the budgeted goal is achieved, Ms. Williams will be eligible for a bonus of 50% of the Williams Target Amount. If EBITDA is 150% of budget, Ms. Williams be eligible for a bonus payment of up to 200% of the Williams Target Amount. Ms. Williams’ employment agreement also contains non-competition provisions applicable for a one-year period following the termination of the agreement that prohibits Ms. Williams from using confidential information of the Company during the term of the employment agreement and thereafter, and specifies certain benefits and perquisites that Ms. Williams shall be entitled to receive. Ms. Williams’ employment agreement is for a three-year period ending on November 21, 2007. The Company’s wholly-owned subsidiary may terminate the employment agreement at any time if the Company’s subsidiary makes a payment in lieu of notice. Ms. Williams may terminate her employment at any time on six months’ notice for any reason.

On November 22, 2004, the Company awarded Ms. Williams options to acquire 20,000 shares of Class A Common Stock of the Company at an exercise price of $32.80 per share. Such options become exercisable in three equal installments on each of the first three anniversaries of the date of the grant. 6,666 of the options granted in November 2004 are currently exercisable or will become exercisable in the next 60 days. Such options expire on November 21, 2014. In June 2005, the Company awarded Ms. Williams options to acquire 15,000 shares of Class A Common Stock at an exercise price of $44.50 per share. None of the options granted in June 2005 are currently exercisable. Such options expire on June 1, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 6, 2006 with respect to the beneficial ownership of the Company’s Class A Common Stock and Class B Common Stock and also sets forth certain information with respect to voting power and percentage of ownership as of March 6, 2006, by (i) each shareholder known by the Company to beneficially own more than 5% of any class of the Company’s outstanding voting securities, (ii) each director of the Company, (iii) the Chief Executive Officer and the other named executive officers of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such person.

	Beneficial Ownership of		Beneficial Ownership of		Common Stock
Name of Beneficial Owner	Class A Common Stock(a)		Class B Common Stock		% of Voting	% Owner-
	Number	Percent	Number	Percent	Power(b)	ship(b)
Ronald S. Lauder(1)(8)	--	--	6,031,965(24)	85.02%	59.13%	15.81%
Michael N. Garin	80,000(12)	*	--	--	*	*
Charles R. Frank, Jr.	-- (13)	--	--	--	*	*
Herbert A. Granath	20,000(14)		--	--
Frederic T. Klinkhammer(2)	664(15)	*	--	--	*	*
Herbert Kloiber(3)	--	--	--	--	*	*
Alfred W. Langer	12,400(16)	*	--	--	*	*
Bruce Maggin	10,400(17)	*	--	--	*	*
Ann Mather	4,000 (18)	--	--	--	--	--
Eric Zinterhofer	4,000(19)	--	--	--	--	--

Robert E. Burke	148,332(20)	*	--	--	*	*
Wallace Macmillan	26,664(21)	*	--	--	*	*
Marina Williams	6,666(22)

All directors and executive officers as a group (12 persons)	313,126(23)	*	6,031,965(24)	85.02%	59.26%	16.50%

			--	--
Leonard A. Lauder(4)(9)	--	--	721,673	10.36%	7.16%	1.90%
Federated Investors, Inc.(5)(10)	3,002,088	9.67%	--	--	2.98%	7.90%
Eric Semler(6)(11)	2,365,497	7.62%	--	--	2.35%	6.22%
			--	--
Testora Ltd(7)	3,500,000	11.27%	--	--	3.47%	9.20%

*	Less than 1.0%

(a)
Does not include 6,966,533 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock. Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock for no additional consideration on a share-for-share basis.

(b)
Represents the percentage of total voting power and the percentage ownership of the Class A Common Stock and the Class B Common Stock currently beneficially owned by each identified shareholder and all directors and executive officers as a group. The Class A Common Stock and the Class B Common Stock are the only authorized classes of the Company’s capital stock with shares outstanding.

1.	The address of Ronald S. Lauder is Suite 4200, 767 Fifth Avenue, New York, New York 10153.

2.	Mr. Klinkhammer’s term as Vice Chairman and a member of the Board of Directors ended on March 22, 2005 upon the expiration of his employment agreement.

3.	Herbert G. Kloiber was appointed to the Board of Directors on February 1, 2006.

4.
Information in respect of the beneficial ownership of Leonard A. Lauder (other than percentage ownership) is based upon a statement on Schedule 13D filed by him. The address of Mr. Leonard Lauder is c/o The Estée Lauder Companies Inc., 767 Fifth Avenue, New York, New York 10153.

5.
Information in respect of the beneficial ownership of Federated Investors, Inc. (other than percentage ownership) is based upon a statement on Schedule 13G filed on February 14, 2005 jointly by Federated Investors, Inc., Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue. The address of Federated Investors, Inc., Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue is Federated Investors Tower, Pittsburgh, Pennsylvania 15222-3779.

6.
Information in respect of the beneficial ownership of Eric Semler (other than percentage ownership) is based upon a statement on Schedule 13G/A filed by him on January 18, 2006. The address of Mr. Semler is 888 Seventh Avenue, Suite 1504, New York, New York 10019.

7.
Information in respect of the beneficial ownership of Testora Limited (other than percentage ownership) is based upon a statement on Schedule 13G filed by it on January 11, 2006 The address of Testora Limited is Grigori Afxentiou, 8, El.Pa. Livadioti, Flat/Office 401, P.C. 6023, Larnaca, Cyprus.

8.
57,799 of the shares of Class B Common Stock listed are owned directly by Ronald S. Lauder, 3,385,417 of the shares of Class B Common Stock are owned by RSL Investments Corporation, 1,672,500 of the shares of Class B Common Stock are owned by RSL Capital LLC and 577,788 of the shares of Class B Common Stock are owned by TV Holdings Ltd., all of which are owned by Mr. Lauder. 210,461 of the shares of Class B Common Stock are held by RAJ Family Partners L.P., which Mr. Lauder may be deemed to beneficially own. In addition, Mr. Lauder directly owns currently exercisable options to purchase 128,000 shares of Class B Common Stock.

9.
285,239 of the shares of Class B Common Stock listed are owned directly by Leonard A. Lauder and 436,434 of the shares of Class B Common Stock are held by LWG Family Partners L.P., a partnership whose managing partner is a corporation which is one-third owned by Mr. Lauder.

10.
Federated Investors, Inc. (“Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisors”), which act as investment advisors to registered investment companies and separate accounts that own shares of common stock in Central European Media Enterprises, Ltd. The Investment Advisors are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees. The trustees have collective voting control over the Parent and shared voting power over the shares listed.

11.
Mr. Semler has sole power to vote and to dispose of these shares which consists of (i) 1,459,491 Shares held for the account of TCS Capital Investments; (ii) 123,405 Shares held for the account of TCS Capital; (iii) 780,601 Shares held for the account of TCS Capital II; and (iv) 2,000 Shares held for the account of TCS Select. TCS Capital Management, LLC, a Delaware limited liability company (“TCS Capital Management”) is the investment manager of each TCS Capital International, TCS Capital and TCS Capital II. Mr. Semler is the investment manager of TCS Capital Management.

12.
Consists of 80,000 shares of Class A Common Stock underlying options which are currently exercisable at an exercise price of $19.49 per share and which expire on February 1, 2014. Does not include (i) 80,000 shares of Class A Common Stock underlying options with an exercise price of $19.49 per share which are not currently exercisable and will not become exercisable within 60 days and expire on February 1, 2014, and (ii) 30,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

13.
Does not include (i) 6,400 shares of Class A Common Stock underlying options with an exercise price of $1.958 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 15, 2012; (ii) 9,600 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (iii) 12,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; and (iv) 6,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

14.
Consists of (i) 9,600 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $1.958 per share and which expire on May 15, 2012; and (ii) 6,400 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at a price of $10.897 per share and which expire on May 21, 2013; and (iii) 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and which expire on June 1, 2014. Does not include (i) 6,400 shares of Class A Common Stock underlying options with an exercise price of $1.958 per share are not currently exercisable and will not become exercisable within 60 days and expire on May 15, 2012; (ii) 9,600 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; and (iii) 12,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; and (iv) 6,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

15.
Consists of 664 shares of Class A Common Stock underlying options which are currently exercisable or will become exercisable within 60 days, at an exercise price of $10.365 per share and which expire on May 28, 2013. Does not include 13,336 shares of Class A Common Stock underlying options with an exercise price of $10.365 per share are not currently exercisable and will not become exercisable within 60 days and expire on May 28, 2013.

16.
Consists of (i) 2,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $0.294 per share and which expire on April 18, 2011; (ii) 3,200 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $1.958 per share and which expire on May 15, 2012; (iii) 3,200 shares of Class A Common Stock underlying options which will become exercisable within 60 days, at an exercise price of $10.897 per share and which expire on May 21, 2013; and (iv) 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and which expire on June 1, 2014. Does not include (i) 2,000 shares of Class A Common Stock underlying options with an exercise price of $0.294 per share which are not currently exercisable and will not become exercisable within 60 days and expire on April 18, 2011; (ii) 6,400 shares of Class A Common Stock underlying options with an exercise price of $1.958 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 15, 2012; (iii) 9,600 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (iv) 12,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days, and expire on June 1, 2014; and (v) 6,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

17.
Consists of (i) 6,400 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.897 per share and which expire on May 21, 2013; and (ii) 4,000 shares of Class A Common Stock underlying options which are currently exercisable at, or will become exercisable within 60 days, an exercise price of $22.11 per share and which expire on June 1, 2014. Does not include (i) 9,600 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (ii) 12,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; and (iii) 6,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

18.
Consists of 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at a price of $22.11 per share and which expire on June 1, 2014. Does not include (i) 12,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 and expire on June 1, 2014; and (ii) 6,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

19.
Consists of 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will be exercisable within 60 days, at a price of $22.11 per share and which expire on June 1, 2014. Does not include (i) 12,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; and (ii) 6,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

20.
Consists of (i) 95,000 shares of Class A Common Stock underlying options which are currently exercisable at an exercise price of $2.1375 per share and which expire on April 1, 2012; and (ii) 53,332 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.365 per share and which expire on May 28, 2013. Does not include (i) 26,668 shares of Class A Common Stock underlying options with an exercise price of $10.365 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 28, 2013; and (ii) 15,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

21.
Consists of (i) 13,332 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.365 per share and which expire on May 21, 2013; and (ii) 13,332 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $18.93 per share and which expire on May 4, 2014. Does not include (i) 6,668 shares of Class A Common Stock underlying options with an exercise price of $10.365 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (ii) 6,668 shares of Class A Common Stock underlying options with an exercise price of $18.93 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 4, 2014; and (ii) 10,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and which expire on June 1, 2015.

22.
Consists of 6,666 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $32.80 per share and which expire on November 21, 2014. Does not include (i) 13,334 shares of Class A Common Stock underlying options with an exercise price of $32.80 per share which are not currently exercisable and will not become exercisable within 60 days and expire on November 21, 2014; and (ii) 15,000 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share and which are not currently execisable and will not become exercisable within 60 days and expire on June 1, 2015.

23.
Consists of 313,126 shares of Class A Common Stock underlying options which are currently exercisable or will become exercisable within 60 days. Does not include 399,074 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

24.
Includes (i) 100,000 shares of Class B Common Stock underlying options which are currently exercisable at an exercise price of $23.925 per share and which expire on August 1, 2007; (ii) 8,000 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at a price of $0.2625 per share and which expire on May 18, 2011; (iii) 9,600 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at a price of $2.0558 per share and which expire on May 15, 2012; (iv) 6,400 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at a price of $11.44 per share and which expire on May 21, 2013; and (v) 4,000 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $23.22 per share and which expire on June 1, 2014. Does not include (i) 2,000 shares of Class B Common Stock underlying options with an exercise price of $0.2625 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 18, 2011; (ii) 6,400 shares of Class B Common Stock underlying options with an exercise price of $2.0558 per share which are not currently exercisable and will not become exercisable within 60 days, and expire on May 15, 2012; and (iii) 9,600 shares of Class B Common Stock underlying options with an exercise price of $11.44 per share which are not currently exercisable and will not become exercisable within 60 days, and expire on May 21, 2013; (iv) 12,000 shares of Class B Common Stock underlying options with an exercise price of $23.22 per share which are not currently exercisable and will not become exercisable within 60 days, and expire on June 1, 2014;and (v) 6,000 shares of Class B Common Stock underlying options with an exercise price of $46.725 which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005, about Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,118,275(1)	$22.23	1,392,088(2)
Equity compensation plans not approved by security holders	0(3)	--	1,000,000
Total	1,118,275	$22.23

(1)	This number consists of options outstanding at December 31, 2005 under the Company’s 1994 Stock Option Plan and under the Amended and Restated 1995 Stock Incentive Plan.
(2)
This number includes the aggregate number of shares of Common Stock that remains available for future issuance, at December 31, 2005 under the Company’s shareholder approved equity compensation plans, consisting of 1,392,088 shares available under the Amended and Restated 1995 Stock Incentive Plan. The term of the 1994 Stock Option Plan expired on July 11, 2004. Any option outstanding under the 1994 Stock Option Plan at the time of the termination of the Plan will remain outstanding until such option has been exercised or has expired in accordance with its terms.

(3)
The Company’s 1998 Stock Appreciation Rights Plan (the “SAR Plan”) allows the Company to grant up to 1,000,000 SARs. The SARs are subject to substantially the same general conditions as apply to options granted under the Amended and Restated 1995 Stock Incentive Plan. When SARs are exercised, the grantee will receive in cash the amount by which the Company’s stock price exceeds a base price fixed by the Compensation Committee at the time of grant. There were no SARs outstanding at December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP is the Company’s independent registered public accounting firm.

Audit Fees

Deloitte & Touche LLP’s audit fees for auditing the Company’s annual consolidated financial statements for the and reviewing the Company’s interim financial statements included in the Company’s Forms 10-Q for the year ended December 31, 2005 were $2,077,000 (2004 : $2,005,000).

Audit Related Fees

Deloitte & Touche LLP’s audit-related fees for the year ended December 31, 2005 were $1,161,000 (2004 : $847,000). Audit-related fees in 2005 were incurred in respect of services provided in connection with our debt and equity offerings. Audit-related fees in 2004 were incurred in respect of services relating to the purchase of an additional 14% interest in our operations in Romania, a Section 404 “dummy” attestation, general advice regarding compliance with recently enacted regulatory and accounting rules in the United States and work related to business development projects.

Tax Fees

Deloitte & Touche LLP’s tax fees for the year ended December 31, 2005 were $156,000 (2004 : $425,000). Tax fees in 2005 were incurred for advice provided in respect of restructuring related to our operations in Ukraine. Tax fees in 2004 were incurred for advice provided in respect of general tax advice and tax compliance matters, including advice in respect of tax compliance in the Netherlands and restructuring related to operations in Ukraine.

All other Fees

There were no other fees paid to Deloitte & Touche LLP for the year ended December 31, 2004 or the year ended December 31, 2005.

The Audit Committee of the Board of Directors has considered whether the provision of the services in respect of Audit-related Fees, Tax Fees and All Other Fees is compatible with maintaining Deloitte & Touche LLP’s independence prior to the incurrence of such Fees in accordance with the Charter of the Audit Committee. All engagements of the auditors are approved in advance by the Audit Committee. At the beginning of the fiscal year, management presents for approval by the Audit Committee a range of services to be provided by the auditors and estimated fees for such services for the current year. Any services to be provided by the auditors that are not included within such range of services are approved on a case-by-case basis by the Audit Committee. Management provides reports to the Audit Committee on at least a quarterly basis on the status of the services provided and the level of fees incurred in respect of each service. The Company did not approve the incurrence of any fees pursuant to the exceptions to the pre-approval requirements set forth in 17 CFR 210.2-01(c)(7)(i)(C).

EXHIBIT INDEX

Exhibit Number	Description
23.01	Consent of Deloitte & Touche LLP
23.02	Consent of Deloitte Audit s.r.o.
31.01	Sarbanes-Oxley Certification s.302 CEO, dated March 15, 2006
31.02	Sarbanes-Oxley Certification s.302 CFO, dated March 15, 2006
32.01	Sarbanes-Oxley Certification - CEO and CFO, dated March 15, 2006 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.
By: /s/ Wallace Macmillan
Wallace Macmillan
Vice President - Finance
(Principal Financial Officer and Accounting Officer)

March 15, 2006