Form 10-Q
period 2006-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2006-05-04
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)
Clarendon House, Church Street, Hamilton	HM 11 Bermuda
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2006
Class A Common Stock, par value $0.08	33,625,994
Class B Common Stock, par value $0.08	6,966,533

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2006

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$232,941	$71,658
Restricted cash (Note 6)	39,611	34,172
Accounts receivable (Note 7)	101,488	97,396
Income taxes receivable	11,697	9,930
Program rights	47,599	34,914
Other current assets (Note 8)	34,408	38,856
Total current assets	467,744	286,926
Non-current assets
Investments	63	23,936
Acquisition costs (Note 3)	-	5,118
Property, plant and equipment (Note 9)	79,480	58,897
Program rights	48,142	33,081
Goodwill (Note 4)	814,502	746,583
Broadcast licenses (Note 4)	182,234	171,591
Other intangible assets (Note 4)	67,176	47,658
Other non-current assets (Note 8)	16,763	15,060
Total non-current assets	1,208,360	1,101,924
Total assets	$1,676,104	$1,388,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	March 31, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$105,422	$84,849
Duties and other taxes payable	33,906	27,654
Income taxes payable	24,925	21,894
Credit facilities and obligations under capital leases (Note 11)	73,737	43,566
Deferred consideration - Croatia	3,685	3,591
Deferred consideration - Czech Republic	25,399	24,402
Deferred consideration - Slovak Republic	5,108	-
Deferred consideration - Ukraine	500	-
Deferred tax	708	1,005
Total current liabilities	273,390	206,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	4,902	4,740
Senior Notes (Note 5)	447,779	436,424
Income taxes payable	3,444	681
Deferred tax	52,676	42,149
Other non-current liabilities	6,262	4,105
Total non-current liabilities	515,063	488,099
Commitments and contingencies (Note 17)
Minority interests in consolidated subsidiaries	22,700	13,237
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2005 - nil)	-	-
33,625,994 shares of Class A Common Stock of $0.08 each (December 31, 2005 - 31,032,994)	2,689	2,482
6,966,533 shares of Class B Common Stock of $0.08 each (December 31, 2005 - 6,966,533)	558	558
Additional paid-in capital	916,876	746,880
Accumulated deficit	(63,237)	(44,973)
Accumulated other comprehensive income / (loss)	8,065	(24,394)
Total shareholders’ equity	864,951	680,553
Total liabilities and shareholders’ equity	$1,676,104	$1,388,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Net revenues	$119,754	$48,304
Operating expenses:
Operating costs	22,972	11,285
Cost of programming	48,418	22,322
Depreciation of station property, plant and equipment	5,702	2,213
Amortization of broadcast licenses and other intangibles (Note 4)	4,332	77
Cost of revenues	81,424	35,897
Station selling, general and administrative expenses	14,166	6,928
Corporate operating costs	7,981	7,731
Operating income / (loss)	16,183	(2,252)
Interest income	1,453	1,079
Interest expense	(10,518)	(307)
Foreign currency exchange loss, net	(10,862)	(729)
Other expense	(548)	(4,001)
Loss before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	(4,292)	(6,210)
Provision for income taxes	(3,994)	(2,341)
Loss before minority interest, equity in income of unconsolidated affiliates and discontinued operations	(8,286)	(8,551)
Minority interest in income of consolidated subsidiaries	(5,441)	(577)
Equity in (loss) / income of unconsolidated affiliates	(730)	834
Net loss from continuing operations	(14,457)	(8,294)
Discontinued operations (Note 16):
Pre-tax income from discontinued operations (Czech Republic)	-	118
Tax on disposal of discontinued operations (Czech Republic)	(3,807)	227
Net (loss) / income from discontinued operations	(3,807)	345
Net loss	$(18,264)	$(7,949)

Currency translation adjustment, net	32,459	(2,251)
Total comprehensive income / (loss)	$14,195	$(10,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
PER SHARE DATA (Note 14):
Net income / (loss) per share:
Continuing operations - Basic	$(0.38)	$(0.29)
Continuing operations - Diluted	(0.38)	(0.29)
Discontinued operations - Basic	(0.10)	0.01
Discontinued operations - Diluted	(0.10)	0.01
Net loss - Basic	(0.48)	(0.28)
Net loss - Diluted	$(0.48)	$(0.28)

Weighted average common shares used in computing per share amounts (000’s):
Basic	38,100	28,385
Diluted	38,100	28,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$746,880	$(44,973)	$(24,394)	$680,553
Stock-based compensation	-	-	-	-	688	-	-	688
Stock options exercised	63,000	5	-	-	911	-	-	916
Shares issued, net of fees	2,530,000	202	-	-	168,397	-	-	168,599
Net loss	-	-	-	-	-	(18,264)	-	(18,264)
Currency translation adjustment	-	-	-	-	-	-	32,459	32,459
BALANCE, March 31, 2006	33,625,994	$2,689	6,966,533	$558	$916,876	$(63,237)	$8,065	$864,951

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2004	21,049,400	$1,684	7,334,768	$587	$387,305	$(87,468)	$8,960	$311,068
Stock-based compensation	-	-	-	-	3,101	-	-	3,101
Stock options exercised	2,000	-	-	-	44	-	-	44
Net loss	-	-	-	-	-	(7,949)	-	(7,949)
Currency translation adjustment	-	-	-	-	-	-	(2,251)	(2,251)
BALANCE, March 31, 2005	21,051,400	$1,684	7,334,768	$587	$390,450	$(95,417)	$6,709	$304,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,264)	$(7,949)
Adjustments to reconcile net loss to net cash generated from operating activities:
(Income) / loss from discontinued operations (Note 16)	3,807	(345)
Equity in loss / (income) of unconsolidated affiliates, net of dividends received	730	3,326
Depreciation and amortization	36,764	15,911
Loss on disposal of fixed asset	821	-
Interest receivable, net	(47)	(39)
Stock-based compensation (Note 13)	688	3,101
Minority interest in income of consolidated subsidiaries	5,441	577
Foreign currency exchange loss, net	10,861	729
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	7,567	(464)
Program rights	(40,104)	(17,871)
Other assets	2,901	(25)
Settlement liability	(10,007)	-
Other accounts payable and accrued liabilities	12,373	2,739
Income taxes payable	2,300	854
Deferred taxes	3,574	(22)
VAT and other taxes payable	12,288	842
Net cash generated from continuing operating activities	31,693	1,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	(4,068)	6,366
Purchase of property, plant and equipment	(10,397)	(3,719)
Proceeds from disposal of property, plant and equipment	-	43
Investments in subsidiaries and unconsolidated affiliates	(53,153)	(7,149)
Acquisition costs	-	(2,348)
Repayment of loans and advances to related parties	100	-
Net cash used in continuing investing activities	(67,518)	(6,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	28,491	-
Payment of credit facilities and capital leases	(508)	(1,786)
Proceeds from loans from unconsolidated affiliates	-	44
Issuance of shares of Class A Common Stock	169,515	-
Dividends paid to minority shareholders	(517)	-
Net cash received from / (used in) continuing financing activities	196,981	(1,742)

NET CASH USED IN DISCONTINUED OPERATIONS - OPERATING ACTIVITIES	(1,690)	(293)
Impact of exchange rate fluctuations on cash	1,817	(952)

Net increase / (decrease) in cash and cash equivalents	161,283	(8,430)
CASH AND CASH EQUIVALENTS, beginning of period	71,658	152,568
CASH AND CASH EQUIVALENTS, end of period	$232,941	$144,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe. At March 31, 2006, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries and equity-accounted affiliates as at March 31, 2006 were:

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity-Accounted Affiliate (1)

CME Media Investments s.r.o.	100.0%	Czech Republic	Subsidiary
Vilja a.s. (“Vilja”)	100.0%	Czech Republic	Subsidiary
CET 21 s.r.o. (“CET 21”)	96.5%	Czech Republic	Subsidiary
CME Media Services s.r.o. (“CME Media Services”)	100.0%	Czech Republic	Subsidiary
ERIKA a.s.	100.0%	Czech Republic	Subsidiary
Media Capitol, a.s.	100.0%	Czech Republic	Subsidiary
NOVA Consulting, a.s.	100.0%	Czech Republic	Subsidiary
HARTIC, a.s.	100.0%	Czech Republic	Subsidiary
Galaxie Sport s.r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary
Plejada a.s.	96.5%	Czech Republic	Subsidiary (in liquidation)

Media Pro International S.A. (“MPI”)	90.0%	Romania	Subsidiary
Media Vision S.R.L. (“Media Vision”)	75.0%	Romania	Subsidiary
MPI Romania B.V.	90.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	90.0%	Romania	Subsidiary
Radio Pro S.R.L	20.0%	Romania	Equity Accounted Affiliate

International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
TV Media Planet Ltd.	60.0%	Cyprus	Subsidiary
Broadcasting Company “Studio 1+1” LLC (“Studio 1+1”)	18.0%	Ukraine	Consolidated Variable Interest Entity
Ukraine Media Services LLC	99.0%	Ukraine	Subsidiary
Ukrpromtorg 2003 LLC	65.5%	Ukraine	Subsidiary
Gravis LLC	60.4%	Ukraine	Subsidiary
Delta ZAO	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity Accounted Affiliate

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity-Accounted Affiliate (1)

A.R.J. a.s. (“ARJ”)	100.0%	Slovak Republic	Subsidiary
Slovenska Televizna Spolocnost s.r.o. (“STS”)	89.8%	Slovak Republic	Subsidiary
Markiza-Slovakia s.r.o. (“Markiza”)	80.0%	Slovak Republic	Subsidiary

Gamatex s.r.o.	89.8%	Slovak Republic	Subsidiary
ADAM a.s.	89.8%	Slovak Republic	Subsidiary

MM TV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Super Plus Holding d.d.	100.0%	Slovenia	Subsidiary (in liquidation)
MTC Holding d.o.o.	24.0%	Slovenia	Equity-Accounted Affiliate (in liquidation)

Nova TV d.d. (“Nova TV Croatia”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o. (“OK”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary

CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary
CME Germany B.V.	100.0%	Netherlands	Subsidiary
CME Hungary B.V.	100.0%	Netherlands	Subsidiary
CME Poland B.V.	100.0%	Netherlands	Subsidiary
CME Romania B.V.	100.0%	Netherlands	Subsidiary

CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
CME Germany GmbH	100.0%	Germany	Subsidiary (in liquidation)
CME Development Corporation	100.0%	USA	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary

(1)	All subsidiaries have been consolidated in our Condensed Consolidated Financial Statements. All equity-accounted affiliates have been accounted for using the equity method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

SIMPLIFIED CORPORATE OWNERSHIP STRUCTURE- CONTINUING OPERATIONS
(AS AT MARCH 31, 2006)

Central European Media Enterprises Ltd. (Bermuda)
52.075%
100%
CET 21 (Czech Republic)*
16.67%
Dutch and Netherlands Antilles holding companies
100%
CME Development Corporation (Delaware)
100%
Nova TV (Croatia)
100%
Operativna Kompanija (Croatia)
100%
CME Media Services (Czech Republic)
100%
Galaxie Sport (Czech Republic)
90%
Pro TV (Romania)
49%
34%
Markiza-Slovakia (Slovak Republic)
100%
ARJ (Slovak Republic)
46%
51%
STS (Slovak Republic)
100%
Pro Plus (Slovenia)
100%
100%
Kanal A (Slovenia)
Pop TV (Slovenia)
60%
Innova, Intermedia (Ukraine)
30%
Studio 1+1 (Ukraine)
65.5%
Ukrpromtorg (Ukraine)
92.2%
Gravis (Ukraine)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Croatia

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia which is up for renewal in April 2010. Nova TV (Croatia) owns 100% of OK, which provides programming and advertising services for the NOVA TV (Croatia) channel.

Czech Republic

We own 68.745% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) which is up for renewal in 2017. Our voting and economic interest in CET 21 is effectively 96.50% because CET 21 itself holds an undistributed 28.755% interest that is not entitled to voting rights or dividends. We own 100% of CME Media Services which provides services related to programming, production and advertising to CET 21.

Romania

Following our purchase of 5% of Pro TV, MPI and Media Vision from our partner and MPI’s general director Adrian Sarbu on February 17, 2006, we have a voting and economic interest of 90% in Pro TV and MPI (see note 3) and a 75% voting and economic interest in Media Vision, a production, dubbing and subtitling company. In addition, Pro TV holds the licenses for ACASA, PRO TV INTERNATIONAL and PRO CINEMA. These licenses are up for renewal on various dates from July 2006 until February 2014.

We have a 20% voting and economic interest in Radio Pro, which holds the licenses for the PRO FM and INFOPRO radio networks.

Slovak Republic

On January 23, 2006, we acquired control of our Slovak operations and increased our economic interest from 70% to 80%. We now own an 89.9% voting interest and are entitled to 80% of the profits in STS, the operating company for the MARKIZA TV network, and an 80% voting interest and a 0.1% economic interest in Markiza, the license holding company for the MARKIZA TV network, which holds a 51% voting interest in STS (see note 3). In March 2006, the Markiza license was extended for an additional 12 years until 2019.

Slovenia

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg 2003 LLC, which owns 92.2% of Gravis LLC, the operator of the GRAVIS television channel in Kiev as well as two other local channels in Ukraine.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended March 31, 2006 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report of Form 10-K for the period ended December 31, 2005. Our significant accounting policies have not changed since December 31, 2005 as amended by our Form 10-K/A filed with the SEC on March 15, 2006.

In the opinion of management, the accompanying interim unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates and assumptions.

The condensed consolidated financial statements include the accounts of Central European Media Enterprises Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions. We consolidate the financial statements of entities in which we hold at least a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” ("FIN 46(R)"). Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

We, like other television operators, experience seasonality, with advertising sales tending to be lower during the first and third quarters of each calendar year, particularly during the summer holiday period (typically July and August) and higher during the second and fourth quarters of each calendar year, particularly toward the end of the year.

The terms “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

Stock-based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the recognition of stock-based compensation at fair value, using the modified prospective transition method. Under that method, we recognized compensation cost for the requisite service rendered in the three months ended March 31, 2006, for (a) awards granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation (“SFAS 123”) and (b) awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We did not restate prior periods. Our adoption of SFAS 123(R) did not have a material impact on our condensed consolidated statements of operations or cash flows. because we had previously adopted the fair value recognition provisions of SFAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by SFAS 148, “Accounting for Stock-Based Compensation - Transition & Disclosure”. Prior to January 1, 2003, we used the intrinsic method of accounting as defined in APB 25, “Accounting for Stock Issued to Employees”.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Pro Forma Disclosures

Had compensation costs for employee stock option awards granted, modified or settled prior to January 1, 2003 been determined consistent with the fair value approach required by SFAS 123(R) for the three months ended March 31, 2005, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, our net loss and net loss per common share would decrease on a pro forma basis as follows:

		For the Three Months Ended March 31
		2005

Net loss	As Reported	$(7,949)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	3,101
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(3,112)
Net loss	Pro Forma	$(7,960)

Net loss per share - Basic:	As Reported	$(0.28)
Pro Forma		$(0.28)
Net loss per share - Diluted:	As Reported	$(0.28)
Pro Forma		$(0.28)

Reclassifications

Certain reclassifications were made to prior period amounts to conform to current period presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting for Changes and Error Corrections” (“FAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. We adopted the provisions of FAS 154 on January 1, 2006 and it did not have a material impact on our financial position or results of operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

3. ACQUISITIONS AND DISPOSALS

Romania

Acquisition of additional interest - MPI and Pro TV

On February 17, 2006, we purchased an additional 5.0% of Pro TV, MPI and Media Vision from Adrian Sarbu, the General Director of our Romania operations, for consideration of US$ 27.2 million. We now own a 90.0% voting and economic interest in Pro TV and MPI and a 75.0% voting and economic interest in Media Vision. We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Intangible assets subject to amortization (1)	$4,655
Intangible assets not subject to amortization (2)	12,947
Goodwill	11,376
Deferred tax liability	(2,816)
Minority interest	1,038
Total purchase price	$27,200

(1) The intangible assets subject to amortization comprise customer relationships, which are being amortized over one to ten years (weighted average: 8.3 years)
(2) Intangible assets not subject to amortization comprise approximately US$ 6.5 million in trademarks and US$ 6.5 million relating to television broadcast licenses.

Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter. As at March 31, 2006, we consider the fair value of the put option to be approximately US$ nil.

Slovak Republic

Acquisition - A.R.J. a.s.

On January 23, 2006, we completed the acquisition of a controlling interest in Markiza, the license-holding company for MARKIZA TV, by purchasing 100.0% of the share capital of ARJ. ARJ owns 46.0% of the voting rights in Markiza.

This acquisition consisted of our acquiring a 34.0% interest in ARJ from Pavol Rusko for total consideration of SKK 575.0 million (approximately US$ 18.5 million at the date of acquisition) of which SKK 494.0 million (US$ 15.9 million at the date of acquisition) was paid on closing and SKK 81.0 million (US$ 2.6 million at the date of acquisition) was paid on April 25, 2006. In addition, we acquired the remaining 66.0% in ARJ from Media Partners s.r.o. and Salis s.r.o. for consideration of Euro 7.0 million (approximately US$ 8.5 million at the date of acquisition) paid on closing, and SKK 78.0 million (approximately US$ 2.5 million at the date of acquisition) was paid on May 2, 2006.

As of January 23, 2006, we hold an 80.0% voting interest in Markiza and an 89.8% voting interest in STS, and have increased our economic interest in the Slovak operations from 70.0% to 80.0%. The remaining minority interests in Markiza are held by our partners Jan Kovacik and Milan Fil’o through Media Invest s.r.o. Markiza and STS have been consolidated from the date of acquisition of ARJ.

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Fair Value on Acquisition

Property, plant and equipment	$870
Program library	185
Intangible assets subject to amortization (1)	8,128
Intangible assets not subject to amortization (2)	530
Goodwill	22,021
Deferred tax liability	(1,893)
Total purchase price (3)	$29,841

(1) The intangible assets subject to amortization comprise approximately US$ 7.2 million in customer relationships, which are being amortized over three to fourteen years (weighted average: 13.8 years), and US$ 0.9 million relating to television broadcast licenses, which are being amortized over fourteen years.
(2) Intangible assets not subject to amortization comprise trademarks.
(3) Total purchase price includes US$ 0.3 million of capitalized acquisition costs.

Ukraine

Acquisition - Ukrpromtorg 2003 LLC

On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, the operator of the GRAVIS television channel in Kiev as well as two other local channels in Ukraine, for consideration of approximately US$ 7.4 million including acquisition costs. US$ 5.1 million of the consideration was paid in 2005 and reported as “acquisition costs” on the consolidated balance sheet as at December 31, 2005, US$ 1.5 million was paid in January 2006 and an amount of US$ 0.5 million remains payable at March 31, 2006. The final purchase price is subject to adjustment following completion of a closing balance sheet audit.

We have initiated a fair value exercise to allocate the purchase price to the acquired assets and liabilities. Upon completion of the fair value exercise, we expect the purchase price allocation to primarily include television broadcast licenses and other identified intangible assets. We have provisionally recognized US$ 1.1 million in respect of the fair value of tangible assets, US$ 0.6 million to intangible assets subject to amortization, US$ 0.3 million to intangible assets not subject to amortization, and goodwill of US$ 5.4 million arising from this acquisition. The final allocation of the purchase price will be subject to adjustment following the completion of the fair value exercise and closing balance sheet audit.

4. GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine. No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at March 31, 2006, and December 31, 2005 is summarized as follows:

	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Ukraine	Total

Balance, December 31, 2005	$695	$706,950	$19,754	$-	$15,088	$4,096	$746,583
Additions	-	-	11,376	22,021	-	5,388	38,785
Foreign currency movements	19	28,877	-	(54)	292	-	29,134
Balance, March 31, 2006	$714	$735,827	$31,130	$21,967	$15,380	$9,484	$814,502

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses:

The net book value of our broadcast licenses as at March 31, 2006, and December 31, 2005 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2005	$18,936	$152,655	$171,591
Additions	7,390	554	7,944
Amortization	-	(3,748)	(3,748)
Foreign currency movements	163	6,284	6,447
Balance, March 31, 2006	$26,489	$155,745	$182,234

With the exception of our broadcast licenses in the Czech Republic, Slovak Republic and Ukraine, our broadcast licenses primarily have indefinite lives and are subject to annual impairment reviews. The licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, between seven and ten years. The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years. The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, fourteen years.

The gross value and accumulated amortization of amortized broadcast licenses was as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Gross value	$171,671	$163,628
Accumulated amortization	(15,926)	(10,973)
Total net book value	$155,745	$152,655

Other intangible assets:

The net book value of our other intangible assets as at March 31, 2006 and December 31, 2005 is summarized as follows:

	Trademarks	Customer Relationships	Total

Balance, December 31, 2005	$32,560	$15,098	$47,658
Additions	7,002	11,868	18,870
Amortization	-	(584)	(584)
Foreign currency movements	801	431	1,232
Balance, March 31, 2006	$40,363	$26,813	$67,176

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years. Trademarks have an indefinite life.

The gross value and accumulated amortization of customer relationships was as follows at March 31, 2006, and December 31, 2005:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	March 31, 2006	December 31, 2005

Gross value	$28,839	$17,038
Accumulated amortization	(2,026)	(1,940)
Total net book value	$26,813	$15,098

5. SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying Value		Fair Value
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

Euro 245.0 million 8.25% Senior Notes	$296,502	$288,984	$330,600	$323,737
Euro 125.0 million floating rate Senior Notes	151,277	147,440	161,110	156,324
	$447,779	$436,424	$491,710	$480,061

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of Euro 370.0 million consisting of Euro 245.0 million of 8.25% Senior Notes due May 2012 and Euro 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (7.98% was applicable at March 31, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the Senior Notes as at March 31, 2006 was calculated by multiplying the outstanding debt by the traded market price.

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

In the event that (A) there is a change in control by which (i) any party other than our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the Senior Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the Senior Notes at a purchase price in cash equal to 101.0% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of purchase.

The Senior Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

From:	Euro 245.0 Million 8.25% Senior Notes Redemption Price	From:	Euro 125.0 Million Floating Rate Senior Notes Redemption Price

May 15, 2009 to May 14, 2010	104.125%	May 15, 2007 to May 14, 2008	102.000%
May 15, 2010 to May 14, 2011	102.063%	May 15, 2008 to May 14, 2009	101.000%
May 15, 2011 and thereafter	100.000%	May 15, 2009 and thereafter	100.000%

In addition, at any time prior to May 15, 2008, we may redeem up to 35.0% of the fixed rate notes with the proceeds of any public equity offering at a price of 108.250% of the principal amount of such notes, plus accrued and unpaid interest, if any, to the redemption date.

In addition, prior to May 15, 2009, we may redeem all or a part of the fixed rate notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest to the redemption date.

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Senior Notes; but as they are considered clearly and closely related to the Senior Notes, they are not accounted for separately.

6. RESTRICTED CASH

Restricted cash consists of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Czech Republic	$25,760	$24,554
Croatia	3,735	3,640
Romania	4,068	-
Directors’ and officers’ insurance	5,341	5,285
Other	707	693
Total restricted cash	$39,611	$34,172

The restricted cash balances in Czech Republic and Croatia represent amounts held in escrow that are payable to certain former owners of our businesses in those countries. The balance in Romania is being held as security against a bank overdraft facility (see Note 11). A balance was held in a captive insurance company to underwrite a part of our directors’ and officers’ insurance program.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Trading:
Third-party customers	$109,378	$103,921
Less: allowance for bad debts and credit notes	(10,541)	(8,612)
Related parties	2,522	2,034
Less: allowance for bad debts and credit notes	(304)	(265)
Total trading	$101,055	$97,078

Other:
Third-party customers	$356	$257
Less: allowance for bad debts and credit notes	(75)	(83)
Related parties	442	434
Less: allowance for bad debts and credit notes	(290)	(290)
Total other	$433	$318

Total accounts receivable	$101,488	$97,396

8. OTHER ASSETS

Other current and non-current assets consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Current:
Prepaid programming	$18,026	$17,534
Other prepaid expenses	7,282	6,009
Deferred tax	2,748	3,025
VAT recoverable	1,470	7,888
Loan to related party	600	600
Capitalized debt costs	2,249	2,250
Assets held-for-sale	350	341
Other	1,683	1,209
Total other current assets	$34,408	$38,856

Non-current:
Capitalized debt costs	$11,200	$11,618
Loan to related party	1,856	1,910
Deferred tax	2,774	779
Other	933	753
Total other non-current assets	$16,763	$15,060

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (see Note 5), and are being amortized over the term of the Senior Notes using the effective interest method. The assets held-for-sale relate to land and buildings in our Croatian operations.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31, 2006	December 31, 2005

Land and buildings	$28,672	$17,548
Station machinery, fixtures and equipment	83,182	72,017
Other equipment	19,316	20,447
Software licenses	13,090	8,360
Construction in progress	8,867	5,180
Total cost	153,127	123,552
Less: Accumulated depreciation	(73,647)	(64,655)
Total net book value	$79,480	$58,897

Assets held under capital leases (included in the above)
Land and buildings	$5,078	$4,980
Station machinery, fixtures and equipment	2,019	1,434
Total cost	7,097	6,414
Less: Accumulated depreciation	(1,458)	(1,167)
Net book value	$5,639	$5,247

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2006	December 31, 2005

Accounts payable	$19,708	$21,533
Programming liabilities	24,001	18,891
Settlement liability	-	10,007
Accrued interest payable	13,856	4,483
Deferred income	9,104	7,202
Accrued staff costs	9,169	9,402
Other accrued liabilities	29,584	13,331
Total accounts payable and accrued liabilities	$105,422	$84,849

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The settlement liability represented an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost ("CNTS") and the PPF Group dated December 19, 2003 following a mediation. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and was fully repaid by January 2006.

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes.

11. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

		March 31, 2006	December 31, 2005
Credit facilities:
Croatia operations	(a) - (c)	1,041	1,135
Czech Republic operations	(d) - (e)	57,149	42,703
Romania operations	(f)	87	-
Slovenia operations	(g)	15,690	-
Total credit facilities		$73,967	$43,838

Capital leases
Croatia operations, net of interest		$82	$132
Czech Republic operations, net of interest		5	6
Romania operations, net of interest		310	290
Slovenia operations, net of interest		4,054	4,040
Slovak Republic operations, net of interest		221	-
Total capital leases		$4,672	$4,468

Total credit facilities and capital leases		$78,639	$48,306
Less current maturities		(73,737)	(43,566)
Total non-current maturities		$4,902	$4,740

Croatia

(a) A total of Euro 0.8 million (approximately US$ 1.0 million) was drawn down on three agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the European Inter Bank Official Rate (“EURIBOR”) three-month rate plus 2.50% and are repayable in quarterly instalments until April 1, 2011. As at March 31, 2006, a rate of 5.00% applied to these loans. These loans are secured by the real property and fixed assets of OK, which as at March 31, 2006 have a carrying value of approximately US$ 0.3 million.

(b) An amount of Euro 0.01 million (approximately US$ 0.01 million) was drawn down on an agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25% and is repayable on June 30, 2006.

(c) Euro 0.1 million (approximately US$ 0.1 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of EURIBOR three-month rate plus 3.00% and is repayable on October 1, 2006. As at March 31, 2006 a rate of 5.50% applied to this loan.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic

(d) CZK 1.1 billion (approximately US$ 46.6 million) was drawn by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 50.8 million) with Ceska Sporitelna, a.s. (“CS”). The amount drawn bears interest at three-month Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.95% (three-month PRIBOR applicable to two drawings under this facility at March 31, 2006 was 2.04% and 2.05%). This facility is secured by a guarantee of CME Media Services and a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS.

(e) CZK 250.0 million (approximately US$ 10.6 million) has been drawn by CET 21 and CME Media Services under a working capital facility agreement with CS which matures on October 31, 2006 and bears interest at the three-month PRIBOR rate plus 1.65% (three-month PRIBOR relevant to drawings under this facility at March 31, 2006 was 2.04%). This working capital facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna.

Romania

(f) As at March 31, 2006, New Romanian Lei 0.3 million (approximately US$ 0.1 million) was drawn under a Euro 5.0 million overdraft facility with ING Bank N.V. Amsterdam bearing interest at 10.60%. This facility is secured by the assignment of certain accounts receivable and allows drawings to be made in US dollars (bearing interest at one-month LIBOR plus 2.00%), Euro (bearing interest at one-month EURIBOR plus 2.00%) or New Romanian Lei (bearing interest at 'best market rate'). The facility is secured until June 29, 2006 by cash collateral of New Romanian Lei 11.9 million (approximately US$ 4.1 million) and the assignment of certain accounts receivable, when the facility will be reduced from Euro 5.0 million to Euro 2.0 million on June 29, 2006 and the cash collateral released.

Slovenia

(g) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to Euro 37.5 million (approximately US$ 45.4 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at March 31, 2006, the balance drawn and outstanding under this revolving facility is Euro 13.0 million (approximately US$ 15.7 million) bearing interest at 4.73% annually.

Total Group

At March 31, 2006, the maturity of our debt (including our Senior Notes) is as follows:

2006	$73,190
2007	158
2008	166
2009	175
2010	183
2011 and thereafter	447,874
Total	$521,746

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at March 31, 2006:

2006	$792
2007	712
2008	543
2009	481
2010	481
2011 and thereafter	3,183
6,192
Less: amount representing interest	(1,520)
Present value of net minimum lease payments	$4,672

12. SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at March 31, 2006 and December 31, 2005. None were issued and outstanding as at March 31, 2006, and December 31, 2005.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at March 31, 2006 and December 31, 2005. The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share. Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On March 29, 2006, we sold 2,530,000 shares of our Class A Common Stock (including 330,000 sold pursuant to an underwriters’ option) and received net proceeds of approximately US$ 168.6 million.

13. STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations is as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Stock-based compensation charged under FIN 44	$-	$2,656
Stock-based compensation charged under SFAS 123(R) (2005: SFAS 123)	688	445
Total stock-based compensation	$688	$3,101

Stock-based compensation under FIN 44

For certain options issued in 2000, our stock-based compensation charge was calculated according to FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This requires that compensation costs for modified awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised, subject to a minimum of the original intrinsic value at the original measurement date. The last of these options were exercised on May 11, 2005.

Stock-based compensation under SFAS 123(R)

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized rateably over the requisite service period.

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded a grant of options to employees to purchase 22,000 shares of our common stock on February 1, 2006. These options vest in equal installments over 4 years. The exercise price of the granted options was US$ 59.98 per share. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Number of options granted	22,000
Risk-free interest rate	4.52%
Expected term (years)	6.25
Expected volatility	45.87%
Dividend yield	0%
Weighted-average fair value	$30.74

The expected stock price volatility was calculated as 45.87% based on an analysis of the historical stock price volatility of our shares and its peers for the preceding 6.25-year period. We consider this basis to represent the best indicator of expected volatility over the life of the option. The expected dividend yield for the above grant was assumed to be 0%. In accordance with SFAS 123(R), the total fair value of this option grant of US$ 0.7 million is being recognized as an expense in the consolidated statement of operations over the vesting period of the award.

No options were granted in the three months ended March 31, 2005.

A summary of option activity for the three months ended March 31, 2006 is presented below:

	Shares	Weighted average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,118,275	$22.23	7.11	$39,763
Granted	22,000	59.98
Exercised	(63,000)	14.54
Forfeited	(7,000)	32.99
Outstanding at March 31, 2006	1,070,275	23.51	7.15	$48,274
Vested or expected to vest at March 31, 2006	980,927	22.26	7.07	45,470
Exercisable at March 31, 2006	474,133	$14.92	5.62	$25,457

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2006 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options as of March 31, 2006. This amount changes based on the fair value of our Common Stock. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, respectively, was US$ 3.3 million and US$ 0.1 million, respectively. As of March 31, 2006, there was US$ 6.7 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 2.88 years. Proceeds received from the exercise of stock options was US$ 0.9 million and US$ nil for the three months ended March 31, 2006 and 2005, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

14. EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2006	2005

Net loss available for common shareholders	$(18,264)	$(7,949)

Weighted average outstanding shares of common stock (000’s)	38,100	28,385
Dilutive effect of employee stock options (000’s)	-	-
Common stock and common stock equivalents (000’s)	38,100	28,385

Loss per share:
Basic	$(0.48)	$(0.28)
Diluted	$(0.48)	$(0.28)

15. SEGMENT DATA

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our business segments based on Segment Net Revenues and Segment EBITDA. Segment Net Revenues and Segment EBITDA include STS and Markiza (our operating and license companies in the Slovak Republic) which were not consolidated prior to January 23, 2006.

We acquired our Czech operations on May 2, 2005; therefore we include only limited qualified quarter-on-quarter comparisons of financial results for our Czech operations.

Our key performance measure of the efficiency of our business segments is EBITDA margin. We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Segment EBITDA is determined as segment net income / (loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our consolidated statements of operations and comprehensive income;

•	foreign currency exchange gains and losses; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

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

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our condensed consolidated US GAAP results for the three months ending March 31, 2006 and 2005 for condensed consolidated statement of operations data and as at March 31, 2006 and December 31, 2005 for condensed consolidated balance sheet data:

	For the Three Months Ended March 31,
	Segment Net Revenues (1)		Segment EBITDA
	2006	2005	2006	2005
Country:
Croatia (NOVA TV)	$3,810	$4,955	$(4,442)	$(3,422)
Czech Republic (TV NOVA, GALAXIE SPORT)	40,549	-	12,826	-
Romania (2)	29,871	19,649	11,613	5,901
Slovak Republic (MARKIZA TV)	11,206	12,644	(977)	2,170
Slovenia (POP TV and KANAL A)	10,227	9,933	3,033	2,680
Ukraine (STUDIO 1+1)	25,852	14,360	10,862	2,348
Total segment data	$121,515	$61,541	$32,915	$9,677

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income / (loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$119,754	$48,304	$(4,292)	$(6,210)
Corporate operating costs	-	-	7,981	7,731
Unconsolidated equity affiliates (3)	1,761	13,237	(1,283)	1,908
Depreciation of station property, plant and equipment	-	-	5,702	2,213
Amortization of broadcast licenses and other intangibles	-	-	4,332	77
Interest income	-	-	(1,453)	(1,079)
Interest expense	-	-	10,518	307
Foreign currency exchange loss, net	-	-	10,862	729
Other expense	-	-	548	4,001
Total segment data	$121,515	$61,541	$32,915	$9,677

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(3) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:	2006	2005

Croatia	$529	$618
Czech Republic	5,525	-
Romania	1,227	841
Slovak Republic	1,471	465
Slovenia	730	459
Ukraine	729	372
Total	$10,211	$2,755

Reconciliation to condensed consolidated statement of operations:
Unconsolidated equity affiliates	177	465
Total consolidated depreciation and amortization	10,034	2,290
Represented as follows:
Depreciation of station property, plant & equipment	5,702	2,213
Amortization of broadcast licenses and other intangibles	4,332	77

Total assets (1):	March 31, 2006	December 31, 2005

Croatia	$24,029	$25,017
Czech Republic	1,096,046	1,018,253
Romania	174,645	123,699
Slovak Republic	44,706	41,873
Slovenia	82,525	62,926
Ukraine	75,881	49,438
Total segment assets	$1,497,832	$1,321,206

Reconciliation to condensed consolidated balance sheets:
Unconsolidated equity affiliates	(63)	(41,873)
Corporate	178,335	109,517
Total assets	$1,676,104	$1,388,850

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets (1):	March 31, 2006	December 31, 2005

Croatia	$7,510	$6,264
Czech Republic	15,338	16,027
Romania	14,684	13,154
Slovak Republic	15,298	14,245
Slovenia	15,255	15,523
Ukraine	9,547	7,127
Total long-lived assets	$77,632	$72,340

Reconciliation to condensed consolidated balance sheets:
Unconsolidated equity affiliates	-	(14,245)
Corporate	1,848	802
Total long-lived assets	$79,480	$58,897

(1) Reflects property, plant and equipment

We do not rely on any single major customer or group of major customers. No customer accounts for more than 10% of revenue.

16. DISCONTINUED OPERATIONS

	For the Three Months Ended March 31,
	2006	2005

Income on disposal of discontinued operations	-	118
Tax on disposal of discontinued operations	(3,807)	227
Net income / (loss) from discontinued operations	$(3,807)	$345

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

We have re-evaluated our forecasts of our Dutch tax liabilities based on our intercompany loans and at March 31, 2006 have made an additional charge in respect of the extra tax which is required to be paid should our taxable income fall below the minimum amount agreed with the Dutch tax authorities over the next four years. In our condensed consolidated statement of operations, we recognized a charge of US$ 3.8 million for the three months ended March 31, 2006 (benefit of US$ 0.2 million for the three months ended March 31, 2005).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

17. COMMITMENTS AND CONTINGENCIES

Commitments

a) Station Programming Rights Agreements

At March 31, 2006 and December 31, 2005, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

	March 31,	December 31,
	2006	2005

Croatia	$2,752	$3,014
Czech Republic	10,314	22,812
Romania	16,740	14,073
Slovak Republic	3,917	-
Slovenia	2,060	3,080
Ukraine	8,343	8,864
Total	$44,126	$51,843

The decrease above is primarily due to the reduced level of acquisitions by our Czech Republic operations.

b) Operating Lease Commitments

For the three months ended March 31, 2006 and 2005 we incurred aggregate rent on all facilities of US$ 3.6 million and US$ 0.7 million, respectively. Future minimum operating lease payments at March 31, 2006 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

March 31, 2006

2006	$7,220
2007	5,471
2008	1,567
2009	779
2010	778
2011 and thereafter	394
Total	$16,209

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

c) Acquisition of minority shareholdings in Romania

Mr. Sarbu has the right to sell his 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a put price that will be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1.0% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter. As at March 31, 2006, we consider the fair value of the put option to be approximately US$ nil.

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

As at March 31, 2006 we provided US$ 4.5 million (US$ 3.4 million in non-current liabilities and US$ 1.1 million in current liabilities) (as at December 31, 2005: US$ 2.1 million (US$ 0.7 million in non-current liabilities and US$ 1.4 million in current liabilities)) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions, and charged US$ 3.8 million through discontinued operations in our condensed consolidated statement of operations for the three months ended March 31, 2006.

Czech Republic - Guarantee and Factoring of Trade Receivables

CET 21 and CME Media Services have a working capital credit facility of CZK 250.0 million (approximately US$ 10.6 million) with Ceska Sporitelna, a.s. that matures on October 31, 2006, which was fully drawn at March 31, 2006. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s.

A sale of the receivables under this factoring arrangement is accounted for as a secured borrowing in accordance with FASB Statement No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’, and proceeds received are recorded in the condensed consolidated balance sheet within current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as the risks of ownership remain with CME Media Services. During the three months ended March 31, 2006, no receivables were sold by CME Media Services. As at March 31, 2006, CME Media Services had a US$ nil outstanding balance under this factoring arrangement.

Contingencies

a) Litigation

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed below, we are not presently a party to any such litigation, which could reasonably be expected to have a material adverse effect on our business or operations. Unless otherwise disclosed, no provision has been made against any potential losses that could arise.

We present below a summary of our more significant proceedings by country.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Croatia

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 8.6 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 11.0 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement, and brought a further claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) have requested the court to join this claim with the OK counterclaim. We do not believe that these counterclaims will prevail.

Czech Republic

OSA

In December 2002, the Czech Republic Union of Authors (“OSA”), a collective administrator of copyright, filed an action against CET 21, claiming payment of CZK 46.8 million (approximately US$ 1.9 million) plus interest for alleged unauthorized use of works from the OSA library. CET 21 had been attempting to negotiate a revised pricing structure with OSA since 2002 and paying advances on the licensing fee to OSA on an estimated basis pending final agreement of the amounts payable. At a hearing on September 19, 2005, the Municipal Court in Prague upheld OSA’s claim. On December 21, 2005, CET 21 entered into a settlement agreement with OSA to pay CZK 39.6 million (approximately US$ 1.6 million) as full payment for all amounts claimed by OSA for the period from 2002 through 2005. In accordance with the agreement, OSA withdrew the action and the proceedings were terminated by the decision of the High Court dated January 30, 2006. The decision has become final. CET 21 also entered into a contract with OSA to fix payments for the period from 2006 through 2008.

Antimonopoly Office

At the end of 2005, the Office for the Protection of Economic Competition of the Czech Republic (the “Antimonopoly Office”) commenced an investigation into potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004. Without acknowledging any infringements alleged by the Antimonopoly Office, CET 21 agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. In March 2006, the Antimonopoly Office accepted a commitment from CET 21 to cure all the alleged legal defects in the relevant TV NOVA advertising agreements. In compliance with this commitment, CET 21 adopted a new form of advertising agreement that is currently being reviewed by the Antimonopoly Office. CET 21 anticipates the Antimonopoly Office will approve the new contracts and terminate the investigation during the second quarter of 2006.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises BV. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190.0 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29.0 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190.0 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim. Accordingly, we have made no provision for this claim in our condensed consolidated balances sheet as at March 31, 2006.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoiski filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoiski is attempting to enforce what he alleges was a binding agreement with Mr. Rodnyansky to purchase the latter’s 70.0% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoiski on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoiski, Mr. Rodnyansky and Boris Fuchsmann for the acquisition by Mr. Kolomoiski of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyansky and Mr. Fuchsmann, subject to Mr. Kolomoiski assuming all of their obligations under our existing partnership arrangements. Following a series of initial hearings, a procedural matter that has been appealed to the Supreme Court of Ukraine. This appeal is currently pending.  An acceptance of this appeal would automatically suspend proceedings in the district court in Kiev during the pendency of the appeal; however, the filing of such an appeal with the Supreme Court does not suspend proceedings. As a result, the hearings on the case in the district court have resumed. A hearing has been scheduled for May 4, 2006.

We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoiski and because any transfer would, in any event, breach Intermedia’s statutory and contractual consent and pre-emptive rights. In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyansky to Mr. Kolomoiski pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% beneficial interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoiski. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law came into force in March 2006. Following adoption of these amendments, our partners have confirmed they are prepared to proceed with the restructuring. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

b) Licenses

Regulatory bodies in each country in which we operate control access to available frequencies through licensing regimes. We believe that the licenses for our license companies will be renewed prior to expiry. In Romania, Slovenia and Ukraine local regulations contain a qualified presumption for extensions of broadcast licenses, according to which a broadcast license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime. To date, all expiring licenses have been renewed; however, there can be no assurance that any of the licenses will be renewed upon expiration of their current terms. The failure of any such license to be renewed could adversely affect the results of our operations.

The following summarizes the expiry dates of our licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.
Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017.
Romania	Licenses expire on dates ranging from July 2006 to February 2014.
Slovak Republic	The license of MARKIZA TV expires in September 2019.
Slovenia	The licenses of POP TV and KANAL A expire in August 2012.
Ukraine
The 15-hour license of STUDIO 1+1 expires in December 2006. The license to broadcast for the remaining nine hours in off prime expires in August 2014. The three licenses held by Ukrpromtorg expire in 2008, 2010 and 2012.

c) Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

Corporate law in the Central and Eastern European countries in which we have operations stipulates generally that dividends may be declared by shareholders, out of yearly profits, subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5% to 25%). The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together are less than 25% of consolidated net assets as at March 31, 2006.

18. SUBSEQUENT EVENTS

Czech Republic

On April 3, 2006, the Czech Republic Media Council approved the transfer of the 1.25% interest in CET 21 held by Ceska Sporitelna, a.s. to Vilja and the transfer of the 1.25% interest in CET 21 held by CEDC to PPF (Cyprus) Ltd. (“PPF”). In connection with our acquisition of the TV Nova (Czech Republic) group, PPF is obliged to transfer that interest to Vilja. CET 21 has applied to the Czech Republic Media Council to approve this latter transfer. Following the approval of this latter transfer and the registration of Vilja as the owner of both of these 1.25% interests, we will have a voting and economic interest in CET 21 of 100%.

Slovak Republic

We paid to Mr. Rusko the second instalment of the purchase price for his interest in ARJ, SKK 81.0 million (US$ 2.6 million at the date of acquisition), on April 25, 2006. We paid to Media Partner s.r.o. the second instalment of the purchase price of ARJ equal to SKK 78.0 million (approximately US$ 2.6 million) on May 2, 2006 (see Note 3).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Other

On April 27, 2006, we entered into a cross currency swap to convert a portion of the CZK-denominated cash flows generated by our Czech Republic operations into Euro.  These cash flows will be used primarily to fund the Euro-denominated interest payments on the Senior Notes (see Note 5), which at current exchange and interest rates amount to approximately US$ 220 million over the remaining life of the Senior Notes to May 2012.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements

II.	Executive Summary

III.	Analysis of Segment Results

IV.	Analysis of the Results of Consolidated Operations

V.	Liquidity and Capital Resources

VI.	Critical Accounting Policies and Estimates

I. Forward-looking Statements

This report contains forward-looking statements, including statements regarding the impact of legal proceedings in Ukraine, the effect of additional investment in Croatia and Ukraine, the impact of the rationalization of our operations in the Czech Republic and the Slovak Republic, our ability to develop and implement multi-channel strategies generally, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations, and other business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the general regulatory environments where we operate and application of relevant laws and regulations, the renewals of broadcasting licenses, the rate of development of advertising markets in countries where we operate, our ability to acquire necessary programming and the ability to attract audiences, our ability to obtain additional frequencies and licenses, and general market and economic conditions in these countries as well as in the United States and Western Europe.

The following discussion should be read in conjunction with the section entitled "Risk Factors" on pages 28 to 33 in our Annual Report on Form 10-K for the period ended December 31, 2005, as amended by our Form 10-KA filed with the SEC on March 15, 2006, in addition to our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement
Net revenues	$119,754	$48,304	$71,450
Operating income / (loss)	16,183	(2,252)	18,435
Net loss from continuing operations	(14,457)	(8,294)	(6,163)
Net loss	$(18,264)	$(7,949)	$(10,315)

Index

The principal events for the three months ended March 31, 2006 are as follows:

•
In the three months ended March 31, 2006, we achieved a Segment EBITDA margin of 28% compared to 16% for the three months ended March 31, 2005 (Segment EBITDA is defined and reconciled to our condensed consolidated US GAAP results in Item 1, Note 15, "Segment Data").

•
On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, the operator of the GRAVIS television channel in Kiev as well as two other local channels in Ukraine

•	On January 23, 2006, we completed the acquisition of control of our Slovak Republic operations and increased our economic interest from 70.0% to 80.0% .

•	On February 17, 2006, we increased our stake in our Romania operations to 90.0% by acquiring 5.0% of Pro TV and MPI from Mr. Sarbu.

•	On March 7, 2006, the Slovak Republic Media Council extended the broadcasting license of TV MARKIZA for an additional 12 years, until September 2019.

•	On March 29, 2006, we completed a public offering of 2,530,000 shares of our Class A Common Stock and raised net proceeds of approximately US$168.6 million.

Management Changes

•	Effective February 1, 2006, Vaclav Mika was appointed General Director for the MARKIZA TV channel; and

•
Effective February 20, 2006, we appointed Adrian Sarbu to oversee our operations in the Czech and Slovak Republic in addition to his existing responsibilities as General Director of our operations in Romania.

Future Developments

We will continue to pursue organic growth driven through the expansion of commercial advertising in all our markets with the growth of consumer purchasing power. We will seek sub-regional efficiencies between our markets, to develop additional channels to expand our advertising inventory and target niche audiences and to seek new revenue opportunities in the creation and distribution of programming and in the new media sector. We will avail ourselves of opportunities that may arise to increase our interest in those of our existing operations that we do not yet wholly own. We will continue to expand our footprint into additional Central and Eastern European markets when financially prudent opportunities arise.

During the first quarter, we announced strategies to improve the effectiveness of our operations in the Czech Republic and in the Slovak Republic. These are discussed below in the detailed comments on the performance of our operations in those markets.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, Czech Republic, Romania, Slovak Republic, Slovenia and Ukraine.

Index

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our condensed consolidated US GAAP results for the three months ended March 31, 2006 and 2005 see Part I, Item 1, Note 15.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended March 31, (US$ 000's)
	2006	(1)	2005	(1)
Segment Net Revenue
Croatia (NOVA TV)	$3,810	3%	$4,955	8%
Czech Republic (TV NOVA, GALAXIE SPORT)	40,549	34%	-	-%
Romania (2)	29,871	25%	19,649	32%
Slovak Republic (MARKIZA TV) (3)	11,206	9%	12,644	21%
Slovenia (POP TV and KANAL A)	10,227	8%	9,933	16%
Ukraine (STUDIO 1+1)	25,852	21%	14,360	23%
Total Segment Net Revenue	$121,515	100%	$61,541	100%

Segment EBITDA
Croatia (NOVA TV)	$(4,442)	(13)%	$(3,422)	(35)%
Czech Republic (TV NOVA)	12,826	39%	-	-%
Romania (2)	11,613	35%	5,901	61%
Slovak Republic (MARKIZA TV) (3)	(977)	(3)%	2,170	22%
Slovenia (POP TV and KANAL A)	3,033	9%	2,680	28%
Ukraine (STUDIO 1+1)	10,862	33%	2,348	24%
Total Segment EBITDA	$32,915	100%	$9,677	100%

Segment EBITDA Margin (4)	27%		16%

(1) Percentage of Total Segment Net Revenue and Total Segment EBITDA.
(2) Romania networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(3) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(4) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

ANALYSIS BY GEOGRAPHIC SEGMENT

For the purposes of our management discussion and analysis, total advertising revenue net of rebates is referred to as ‘spot revenue’. Non-spot revenue refers to all other revenues, including those from sponsorship, game shows, program sales, text messaging, cable subscriptions and barter transactions. The total of spot revenue and non-spot revenue is equal to Segment Net Revenues.

(A) CROATIA

Market Background: We estimate that the television advertising market in Croatia grew by approximately 4% in local currency in 2005 and is expected to show single digit growth during 2006.

In the three months ended March 31, 2006, national all day audience share for NOVA TV (Croatia) grew to 14% compared to 13% in the three months ended March 31, 2005. The major competitors are the two state-owned channels HRT1 and HRT2, with national all day audience shares for the three months ended March 31, 2006 of 37% and 17%, respectively, and privately owned broadcaster RTL with 25%.

Index

Prime time audience share for NOVA TV (Croatia), which is our principal focus, grew from 13% in the three months ended March 31, 2005 to 16% in the three months ended March 31, 2006. Our average prime time ratings increased from 6.6% to 7.6% over comparable periods, while prime time ratings for the whole market decreased from 50.6% in the three months ended March 31, 2005 to 50.0% in the three months ended March 31, 2006.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement
Segment Net Revenues	$3,810	$4,955	$(1,145)
Segment EBITDA	$(4,442)	$(3,422)	$(1,020)
Segment EBITDA Margin	(117)%	(69)%	(48)%

•
Segment Net Revenues for the three months ended March 31, 2006 were US$ 3.8 million compared to US$ 5.0 million in the three months ended March 31, 2005. This was principally due to the decline in non-spot revenues. Net spot revenues decreased by US$ 0.2 million, or 7%, due to lower volumes as a result of competitor price reductions and the expiration of legacy deals. However, NOVA TV (Croatia) increased its prices by 5% in the same period.

Non-spot revenues decreased by US$ 0.9 million, or 54%, due to decreased levels of sponsorship and lower levels of barter revenues as some of these were forgone in accordance with our policy to minimize barter transactions.

•	Segment EBITDA for the three months ended March 31, 2006 was a loss of US$ 4.4 million compared to a loss of US$ 3.4 million in the three months ended March 31, 2005.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2006 decreased by US$ 0.1 million, or 1%, compared to the three months ended March 31, 2005. Cost of programming decreased by US$ 0.5 million, or 11%, due to the delay in airing certain productions. Other operating costs increased by US$ 0.4 million, or 16%, due to increased transmission costs as a result of increased transmitter coverage. Selling, general and administrative expenses remained in line with the same period in the previous year.

(B) CZECH REPUBLIC

Market Background: We acquired our Czech Republic operations on May 2, 2005. During 2005 the television advertising market in the Czech Republic grew by approximately 4% in local currency. We expect the television advertising market to show low single digit growth in 2006.

During the first quarter, we announced a new advertising sales strategy based on our belief that growth in the television advertising market in the Czech Republic has been impeded over the past several years due to broadcasters focusing on obtaining an increased share of revenues committed to television advertising rather than fostering market growth by focusing on maximizing value received from the sale of gross rating points. The focus of the TV Nova (Czech Republic) group going forward will be on the development of advertising revenues over the medium term by supporting and then capturing market growth through a more sophisticated pricing policy. In conjunction with this advertising strategy, the TV Nova (Czech Republic) group is initiating a series of measures to reduce the costs of its operations, including the cancellation of poorly performing formats and reductions in operational costs. Under this multi-year cost reduction program, we anticipate that our cost savings will be partially offset by one-time charges during its implementation.

Index

We expect the TV Nova (Czech Republic) group’s advertising revenues to decline in 2006 on a full year-on-year basis as the new pricing policy is not expected to compensate initially for the expected loss in volume share. However, we believe that the successful implementation of this advertising sales strategy will lead to accelerated growth both in the revenues of the Czech Republic operations and in the television advertising market generally over the next several years. The cost reduction measures are expected to partially mitigate the impact of a 2006 decline in revenues on Segment EBITDA and to augment Segment EBITDA growth in future periods.

A fundamental component of this strategy is continued strong audience share and ratings for TV NOVA (Czech Republic). TV NOVA (Czech Republic) is ranked first (of four channels) in the market based on its national all day audience share of 42% for the three months ended March 31, 2006. The major competitors are the two state-owned channels CT1 and CT2, with national all day audience shares for the three months ended March 31, 2006 of 21% and 11%, respectively, and privately owned broadcaster TV Prima with 19%.

During the three months ended March 31, 2006, the national all day audience share of TV NOVA (Czech Republic) fell from 43% to 42% in the three months ended March 31, 2005 and that of TV Prima fell from 22% to 19%, while the national all day audience share of CT2 grew from 9% to 11%. These developments were primarily due to the broadcast of the Winter Olympics by CT2 in February 2006, and the high audience share achieved by TV NOVA (Czech Republic) in the first quarter of 2005 with an extremely successful format program ‘Superstar’.

Three months ended March 31, 2006

CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
For the Three Months Ended March 31, (US$ 000's)
2006
Segment Net Revenues	$40,549
Segment EBITDA	$12,826
Segment EBITDA Margin	32%

•
Segment Net Revenues for the three months ended March 31, 2006 were US$ 40.5 million. We did not own the TV Nova (Czech Republic) group in the three months ended March 31, 2005. Based on management estimates, we believe that net revenues for that period were US$ 55.7 million, indicating a decrease of $15.2 million, or 27% for the same period in 2006. This decrease can be primarily attributed to the reaction of advertisers to the implementation of our new sales policy which, in combination with the competition from the Winter Olympic Games, led to a decrease of approximately 25% in the volume of thirty-second spot equivalents sold.

•
Segment EBITDA for the three months ended March 31, 2006 was US$ 12.8 million. Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2006 included US$ 16.0 million of costs of programming, US$ 6.0 million of other operating costs and US$ 5.7 million of selling, general and administrative expenses. Based on management estimates, we believe that Segment EBITDA for the three months ended March 31, 2005 was US$ 27.2 million, indicating a decrease of approximately US$ 14.4 million, or 53% for the same period in 2006. This can be primarily attributed to lower sales in the period ended March 31, 2006.

(C) ROMANIA

Market Background: Romania continues to be one of the fastest growing economies in Central and Eastern Europe. We estimate the television advertising market in Romania grew approximately 36% during 2005. We expect the television advertising market to show continued growth in the range of 30% to 40% in 2006.

The combined national all day audience share for our three channels grew from 25% in the three months ended March 31, 2005 to 26% in the three months ended March 31, 2006. The major competitors are the two state-owned channels TVR1 and TVR2, with national all day audience shares for the three months ended March 31, 2006 of 17% and 5%, respectively, and privately owned broadcaster Antena 1 with 15%.

Index

The combined average prime time ratings for our channels for the three months ended March 31, 2006 were 13.6% compared to 12.5% for the three months ended March 31, 2005.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000’s)
	2006	2005	Movement
Segment Net Revenues	$29,871	$19,649	$10,222
Segment EBITDA	$11,613	$5,901	$5,712
Segment EBITDA Margin	39%	30%	9%

•
Segment Net Revenues for the three months ended March 31, 2006 increased by US$ 10.2 million, or 52%, compared to the three months ended March 31, 2005. Net spot revenues increased by US$ 9.6 million, or 52%, driven by a 31% increase in the number of thirty-second advertising spots sold across our three-channel operation compared to the three months ended March 31, 2005. The main growth in the number of thirty-second advertising spots sold arose in PRO CINEMA. Average revenues per thirty-second advertising spot grew at a double-digit rate for all three channels in the three months ended March 31, 2006 and overall were 20% higher than in the three months ended March 31, 2005.

Non-spot revenue increased by US$ 0.6 million, or 49%, principally due to increased cable tariff revenue.

•
Segment EBITDA for the three months ended March 31, 2006 increased by US$ 5.7 million, or 97%, compared to the three months ended March 31, 2005, resulting in an EBITDA margin of 39%, which represents a significant increase over the 30% EBITDA margin delivered in the prior year.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2006 increased by US$ 4.5 million, or 33%, compared to the three months ended March 31, 2005. Cost of programming grew by US$ 4.4 million, or 62%, due to increased costs of acquired programming (US$ 2.8 million) and increased investment in locally produced news and sport programs (US$ 1.6 million). Other operating costs increased by US$ 0.4 million, or 11%, mainly due to the impact of the appreciation of the New Romanian Lei against the US dollar resulting in increased salary and wage costs, and due to increased headcount. Selling, general and administrative expenses decreased by US$ 0.3 million, or 13%, primarily due to a decrease in bad debt expense.

(D) SLOVAK REPUBLIC

Market Background: We estimate that the television advertising market in the Slovak Republic grew by approximately 4% in local currency in 2005. Measured in US dollars, the television advertising market grew by an estimated 7% in 2005 with the difference in growth rates resulting from the weakening of the US dollar in the period. We anticipate that the television advertising market will show single digit growth through 2006.

On January 23, 2006, we acquired control of our Slovak operations and increased our economic interest from 70% to 80%. We now own an 89.8% voting interest in STS and are entitled to 80% of the profits and an 80% voting interest and a 0.1% economic interest in Markiza, which holds a 51% voting interest in STS. We are pursuing improvements in the effectiveness of our operations in the Slovak Republic and have begun implementing measures to reduce operating expenses and streamline the operating structures of those operations. To date, these include the reorientation of the advertising sales strategy to drive the expansion of revenues, the replacement of poorly performing formats with new shows, and a 13% reduction in headcount as well as a hiring freeze.

Index

MARKIZA TV is the leading channel in the Slovak Republic. National all day audience share for the three months ended March 31, 2006 was 31% compared to 34% in the three months ended March 31, 2005. The major competitor is the state-owned channel STV1, with a national all day audience share of 20% for the three months ended March 31, 2005 compared to 21% for the three months ended March 31, 2005. The national all day audience share of TV JOJ, the only other significant privately owned channel, was 16% for the three months ended March 31, 2006 compared to 12.2% for the three months ended March 31, 2005.

The average prime time ratings for MARKIZA TV for the three months ended March 31, 2006 were 14.6% compared to 16.9% in the three months ended March 31, 2005. Prime time ratings for the whole market also decreased from 46.2% in the three months ended March 31, 2005 to 43.8% in the three months ended March 31, 2006.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement
Segment Net Revenues	$11,206	$12,644	$(1,438)
Segment EBITDA	$(977)	$2,170	$(3,147)
Segment EBITDA Margin	(9)%	17%	(26)%

•
Segment Net Revenues for the three months ended March 31, 2006 fell by US$ 1.4 million, or 11%, compared to the three months ended March 31, 2005. This was primarily due to a decline of US$ 1.5 million, or 13%, in net spot sales. In local currency, net spot revenue declined by 7% in the three months ended March 31, 2006.

To achieve the contracted spot sales target MARKIZA TV must achieve minimum gross ratings points (GRP) targets. During the three months ended March 31, 2006, lower ratings meant that additional inventory had to be provided in order to meet the minimum GRP commitments made to clients.

•	Segment EBITDA for the first three months ended March 31, 2006 was a loss of US$ 1.0 million, compared to a profit of US$ 2.2 million, for the three months ended March 31, 2005.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2006 increased by US$ 1.7 million, or 16%, compared to the three months ended March 31, 2005. Cost of programming increased by US$ 2.3 million, or 49%, compared to the three months ended March 31, 2005. This was due to an increase in the volume of higher cost local productions and the write off costs for an unsuccessful show which amounted to US$ 0.7 million. Other operating costs were higher by US$ 0.1 million, or 3%, compared to the three months ended March 31, 2005. Selling, general and administrative expenses fell by US$ 0.7 million, or 32%, compared to the three months ended March 31, 2005. This was primarily due to lower bad debt expense and savings in overheads.

(E) SLOVENIA

Market Background: We estimate the television advertising market in Slovenia showed growth of approximately 3% in US dollars during 2005, and 2% in local currency. We expect the television advertising market to show low single digit growth in 2006.

The combined national all day audience share of our two channels has increased from 35% in the three months ended March 31, 2005 to 36% in the three months ended March 31, 2006. The major competitors are state-owned channels SLO1 and SLO2, with national all day audience shares for the three months ended March 31, 2006 of 23% and 12%, respectively. Combined prime time audience share for our two channels grew from 43% in the three months ended March 31, 2005 to 45% in the three months ended March 31, 2006.

Index

Prime time ratings for the whole market decreased from 36.7% in the three months ended March 31, 2005 to 36.5% in the three months ended March 31, 2006 while our combined average prime time ratings increased from 15.9% to 16.4% over the same period.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement
Segment Net Revenues	$10,227	$9,933	$294
Segment EBITDA	$3,033	$2,680	$353
Segment EBITDA Margin	30%	27%	3%

•
Segment Net Revenues for the three months ended March 31, 2006 increased by US$ 0.3 million, or 3%, compared to the three months ended March 31, 2005. Net spot revenue increased by US$ 0.3 million, or 3% in the three months ended March 31, 2006, and there was no material movement in non-spot revenue.

Net spot revenue increased by 3% as our operations continue to benefit from the success of the previous quarter which led to an increase in the volume of thirty-second advertising spots sold across our two channels.

•
Segment EBITDA for the three months ended March 31, 2006 increased by US$ 0.4 million, or 13% compared to the three months ended March 31, 2005. In local currency Segment EBITDA increased by 24%. EBITDA margin increased from 27% for the period ended March 31, 2005 to 30% in the same period in 2006.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2006 decreased by US$ 0.1 million, or 1%, compared to the three months ended March 31, 2005. Cost of programming decreased by US$ 0.1 million, or 2%. Other operating costs and selling, general and administrative expenses remained in line with the same period in the previous year.

(F) UKRAINE

Market Background: We estimate that the television advertising market in Ukraine, where sales are denominated primarily in US dollars, showed growth of approximately 38% in 2005 and it is expected that the television advertising market will continue to grow between 25% and 35% during 2006.

STUDIO 1+1 had a national all day audience share of 19% for the three months ended March 31, 2006 compared to 21% in the three months ended March 31, 2005. Our competitors are three privately owned channels: Inter, with a national all day audience share of 21%, Novi Kanal, with 10% and ICTV with 8% audience share in the three months ended March 31, 2006.

STUDIO 1+1's average prime time ratings during the three months ended March 31, 2006 were 9.5% compared to 9.9% in the three months ended March 31, 2005. The prime time ratings of our competitor Inter fell by 2.7% in this period while growth came from newly emerging cable and regional channels including TeT, ORT International, and Tonis.

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, which operates the GRAVIS channel and CHANNEL 7 in Kiev. The results of Ukrpromtorg for the period since acquisition were not significant to the results of our Ukraine operations for the three months ended March 31, 2006.

Index

Three months ended March 31, 2006 compared to three months ended March 31, 2005

	UKRAINE SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Segment Net Revenues	$25,852	$14,360	$11,492
Segment EBITDA	$10,862	$2,348	$8,514
Segment EBITDA Margin	42%	16%	26%

•
Segment Net Revenues for the three months ended March 31, 2006 increased by US$ 11.5 million, or 80%, compared to the three months ended March 31, 2005. Net spot revenue increased by US$ 11.1 million, or 92%, and non-spot revenue increased by US$ 0.4 million, or 17%.

In 2006, political advertising in advance of the March 26 parliamentary elections added US$ 8.4 million to net revenues over and above ordinary commercial activity. Underlying net spot revenue grew by US$ 2.7 million, or 22%.

Significant growth of program sponsorship in non-spot revenue in the three months ended March 31, 2006 compensated for a one-off sale of programming of US$ 1.1 million in the three months ended March 31, 2005.

•	Segment EBITDA for the three months ended March 31, 2006 increased by US$ 8.5 million, or 363%, compared to the three months ended March 31, 2005 due primarily to strong revenues.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2006 increased by US$ 3.0 million, or 25%, compared to the three months ended March 31, 2005. Cost of programming grew by US$ 0.8 million, or 11%, principally due to year on year price inflation for Russian series, which are essential to maintaining strong ratings. Other operating costs increased by US$ 1.5 million, or 60%, compared to the three months ended March 31, 2005 primarily due to increases in staff costs as a result of the restructuring of independent contractor arrangements. Selling, general and administrative expenses in the three months ended March 31, 2006 have increased by US$ 0.7 million, or 34%, against the three months ended March 31, 2005. Major items include the costs of additional office and studio space (US$ 0.2 million), increased consulting fees (US$ 0.2 million) and a US$ 0.1 million increase in bad debt expense.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three months ended March 31, 2006 and 2005 are as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005

Production expenses	$22,975	$8,823
Program amortization	25,443	13,499
Cost of programming	$48,418	$22,322

The amortization of acquired programming for each of our consolidated operations for the three months ended March 31, 2006 and 2005 and for the Slovak Republic (MARKIZA TV), which is being consolidated from January 23, 2006 is set out in the table below. For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming is reflected within net cash generated from continuing operating activities in our condensed consolidated statement of cash flows.

Index

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005
Program amortization:
Croatia (NOVA TV)	$3,418	$3,851
Czech Republic (TV NOVA)	7,383	-
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	6,716	3,872
Slovenia (POP TV and KANAL A)	1,417	1,168
Ukraine (STUDIO 1+1)	6,073	4,608
	25,007	13,499
Slovak Republic (MARKIZA TV)	436	1,381
	$25,443	$14,880

Cash paid for programming:
Croatia (NOVA TV)	$4,366	$2,957
Czech Republic (TV NOVA)	11,936	-
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	6,606	8,569
Slovenia (POP TV and KANAL A)	1,819	1,271
Ukraine (STUDIO 1+1)	8,087	3,226
	32,814	16,023
Slovak Republic (MARKIZA TV)	3,279	3,002
	$36,093	$19,025

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

	Consolidated Net Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Croatia	$3,810	$4,955	$(1,145)
Czech Republic	40,549	-	40,549
Romania	29,871	19,056	10,815
Slovak Republic	9,445	-	9,445
Slovenia	10,227	9,933	294
Ukraine	25,852	14,360	11,492
Total Consolidated Net Revenues	$119,754	$48,304	$71,450

Our consolidated net revenues increased by US$ 71.5 million, or 148%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to:

Index

•	US$ 40.5 million of net revenues from our Czech Republic operations which are being included for the first time since the acquisition of the TV Nova (Czech Republic) group was completed in May 2005;

•	US$ 9.4 million of net revenues from our Slovak Republic operations for the period from acquisition on January 23, 2006, which had previously been treated as an equity accounted affiliate;

•	A 23% decrease in the net revenues of our Croatia operations, as described in "Item 2, III. Analysis of Segment Results";

•	A 57% increase in the net revenues of our Romania operations as described in "Item 2, III. Analysis of Segment Results";

•	A 3% increase in the net revenues of our Slovenia operations as described in “Item 2, III. Analysis of Segment Results"; and

•	An 80% increase in the net revenues of our Ukraine operations as described in "Item 2, III. Analysis of Segment Results".

IV (b) Cost of Revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

	Consolidated Cost of Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Operating costs	$22,972	$11,285	$11,687
Cost of programming	48,418	22,322	26,096
Depreciation of station property, plant and equipment	5,702	2,213	3,489
Amortization of broadcast licenses and other intangibles	4,332	77	4,255
Total Consolidated Cost of Revenues	$81,424	$35,897	$45,527

Total cost of revenues increased by US$ 45.5 million, or 127%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and is analyzed by component below:

Operating costs: Total consolidated operating costs increased by US$ 11.7 million, or 104% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to:

•	US$ 6.0 million of operating costs from our Czech Republic operations, which were acquired in May 2005;

•	US$ 2.9 million of operating costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 0.4 million of additional operating costs from our Romania operations.

Cost of programming: Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 26.1 million, or 117%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to:

•	US$ 16.0 million of programming costs from our Czech Republic operations, which were acquired in May 2005;

Index

•	US$ 5.3 million of programming costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 4.4 million of additional programming costs from our Romania operations.

Depreciation of property, plant and equipment: Total consolidated depreciation of property, plant and equipment increased by US$ 3.5 million, or 158%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to:

•	US$ 1.7 million of depreciation from our Czech Republic operations, which were acquired in May 2005;

•	US$ 1.1 million of depreciation from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate; and

•	US$ 0.4 million additional depreciation of property plant and equipment from our Romania operations due to increased capital investment.

Amortization of broadcast licenses and other intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 4.3 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to:

•	US$ 3.8 million of amortization from our Czech Republic operations, which were acquired in May 2005;

•	US$ 0.3 million of amortization from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate; and

•	US$ 0.3 million of amortization from our Romania operations following our acquisitions of increased stakes in 2005 and 2006.

IV (c) Station Selling, General and Administrative Expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

	Consolidated Station Selling, General and Administrative Expenses
	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Croatia	$1,542	$1,521	$21
Czech Republic	5,682	-	5,682
Romania	2,164	2,307	(143)
Slovak Republic	1,020	-	1,020
Slovenia	1,213	1,204	9
Ukraine	2,545	1,896	649
Total Consolidated Station Selling, General and Administrative Expenses	$14,166	$6,928	$7,238

Total consolidated station selling, general and administrative expenses increased by US$ 7.2 million, or 104%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to:

•	US$ 5.7 million of station selling, general and administrative expenses from our Czech Republic operations, which were acquired in May 2005;

Index

•
US$ 1.0 million of station selling, general and administrative expenses from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

• A 34% increase in the station selling, general and administrative expenses of our Ukrainian operations.

Partially offset by:

•	A 6% decrease in station selling, general and administrative expenses of our Romanian operations.

IV (d) Corporate Operating Costs for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Corporate operating costs (excluding non-cash stock-based compensation)	$7,293	$4,630	$2,663
Non-cash stock-based compensation	688	3,101	(2,413)
Corporate Operating Costs (including non-cash stock-based compensation)	$7,981	$7,731	$250

Corporate operating costs (excluding non-cash stock-based compensation) increased by US$ 2.7 million, or 58%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to:

•	A lease-exit charge of approximately US$ 1.6 million incurred in relation to the cost of relocating our London office;

•	Professional fees increased by US$ 0.8 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005; and

•	An increase in staff-related costs of US$ 0.3 million.

Non-cash stock-based compensation decreased by US$ 2.4 million, or 78%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the final remaining stock options accounted for under FIN 44 having been exercised during May 2005 (for further information, see Part I, Item 1, Note 13).

IV (e) Operating Income / (Loss) for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Operating Income / (Loss)	$16,183	$(2,252)	$18,435

Total consolidated operating income / (loss) increased by US$ 18.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Operating margin was 13% compared to (5)% in the three months ended March 31, 2005.

Index

IV (f) Other income / (expense) items for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Interest income	$1,453	$1,079	$374
Interest expense	(10,518)	(307)	(10,211)
Foreign currency exchange loss, net	(10,862)	(729)	(10,133)
Other expense	(548)	(4,001)	3,453
Provision for income taxes	(3,994)	(2,341)	(1,653)
Minority interest in income of consolidated subsidiaries	(5,441)	(577)	(4,864)
Equity in income / (loss) of unconsolidated affiliates	(730)	834	(1,564)
Discontinued operations	(3,807)	345	(4,152)

Interest income increased by US$ 0.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily as a result of interest earned by our operations in the Czech Republic.

Interest expense increased by US$ 10.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily as a result of the issuance of our Euro 245 million (approximately US$ 295.4 million) 8.25% Senior Notes and Euro 125 million (approximately US$ 150.7 million) floating rate Senior Notes on May 5, 2005.

Foreign currency exchange loss, net: For the three months ended March 31, 2006 we recognized a US$ 10.9 million loss primarily as a result of the strengthening of the Euro against the dollar during the three month period. Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 11.4 million due to movements in the spot rate between December 31, 2005 and March 31, 2006. For the three months ended March 31, 2005, we recognized a US$ 0.7 million loss.

Other expense: For the three months ended March 31, 2006 we incurred other expenses of US$ 0.5 million compared to US$ 4.0 million for the three months ended March 31, 2005. The amount recognized in the three months ended March 31, 2005 was primarily a result of a US$ 3.4 million fee incurred to secure bridge financing in relation to our acquisition of the TV NOVA (Czech Republic) group.

Provision for income taxes: The provision for income taxes was US$ 4.0 million for the three months ended March 31, 2006 compared to US$ 2.3 million for the three months ended March 31, 2005. We incur a tax charge despite reporting a taxable loss primarily due to the fact that the there is no tax benefit attributable to the transaction loss arising on the Senior Notes. The increase in the provision for income taxes is primarily as a result of the recognition of a tax charge of US$ 3.2 million in the Czech Republic, which we did not own in the three months ended March 31, 2005. This charge included an amount of approximately US$ 2.5 million in respect of the write off of deferred tax assets.

Minority interest in income of consolidated subsidiaries: For the three months ended March 31, 2006, minority interest in the income of consolidated subsidiaries was US$ 5.4 million, compared to US$ 0.6 million for the three months ended March 31, 2005. This movement primarily reflects the recognition of the minority share of the net income in our operations in the Czech Republic, which we did not own in the three months ended March 31, 2005, as well as the higher profitability of our Romania and Ukraine operations.

Index

Equity in income / (loss) of unconsolidated affiliates: Some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income / (loss) of unconsolidated affiliates for the three months ended March 31, 2006 decreased by US$ 1.6 million compared to the three months ended March 31, 2005 as detailed below:

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Slovak Republic operations	$(737)	$908	$(1,645)
Romanian operations	7	(74)	81
Equity in Income / (Loss) of Unconsolidated Affiliates	$(730)	$834	$(1,564))

Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006 when we acquired majority control of the license company via our acquisition of ARJ (for further information see Part I, Item 1, Note 3).

Discontinued operations: The amounts charged to the condensed consolidated statement of operations in respect of discontinued operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 are as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2006	2005	Movement

Gain on disposal of discontinued operations	$-	$118	$(118)
Tax on disposal of discontinued operations	(3,807)	227	(4,034)
Discontinued operations	$(3,807)	$345	$(4,152)

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003, we sold our 93.2% interest in CNTS our former Czech operating company, for US$ 53.2 million.

The revenues and expenses of our former Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations. For the three months ended March 31, 2006, the amounts charged to discontinued operations represent additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Part I, Item 1, Note 16).

IV (e) Condensed consolidated balance sheet as at March 31, 2006 compared to December 31, 2005

Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2006	December 31, 2005	Movement

Current assets	$467,744	$286,926	$180,818
Non-current assets	1,208,360	1,101,924	106,436
Current liabilities	273,390	206,961	66,429
Non-current liabilities	515,063	488,099	26,964
Minority interests in consolidated subsidiaries	22,700	13,237	9,463
Shareholders’ equity	$864,951	$680,553	$184,398

Index

Current assets: Current assets have increased US$ 180.8 million at March 31, 2006 compared to December 31, 2005, primarily as a result of the receipt of the cash proceeds from the offering of 2,530,000 shares of Class A Common Stock completed on March 29, 2006.

Non-current assets: Non-current assets have increased US$ 106.4 million at March 31, 2006 compared to December 31, 2005, primarily as a result of the consolidation of the assets of our Slovak Republic operations following the acquisition of ARJ on January 23, 2006, as well as the recognition of additional goodwill and other intangible assets following the acquisition of an additional 5% stake in our Romania operations.

Current liabilities: Current liabilities have increased US$ 66.4 million at March 31, 2006 compared to December 31, 2005, primarily as a result of a US$ 30.9 million increase in amounts due under credit facilities in Slovenia and the Czech Republic, drawn to finance the acquisition of our additional 5% investment in our Romania operations and the acquisition of ARJ. The increase also reflects the consolidation of the liabilities of our Slovak Republic operations following the acquisition of ARJ.

Non-current liabilities: Non-current liabilities have increased US$ 27.0 million at March 31, 2006 compared to December 31, 2005, reflecting a US$ 11.0 million increase in the value of our Senior Notes as a result of the movement in the spot rate between December 31, 2005 and March 31, 2006, as well as recognition of an additional US$ 10.0 million of deferred tax liabilities.

Minority interests in consolidated subsidiaries: Minority interests in consolidated subsidiaries have increased US$ 9.5 million at March 31, 2006 compared to December 31, 2005, primarily as a result of the recognition of a minority interest in our newly consolidated Slovak Republic Operations, which had previously been reported as an equity accounted affiliate, as well as improved profitability of our Romania and Ukraine operations.

Shareholders’ equity: Total shareholders’ equity has increased US$ 184.4 million at March 31, 2006 compared to December 31, 2005, primarily as a result of the sale in a public offering of 2,530,000 shares of Class A Common Stock on March 29, 2006 for net proceeds of approximately US$ 168.6 million.

The remaining movement in shareholders’ equity relates to an increase in Other Comprehensive Income (US$ 32.5 million), proceeds from the exercise of stock options (US$ 0.9 million), and the net loss of US$ 18.3 million for the three months ended March 31, 2006.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 161.3 million during the three months ended March 31, 2006. The change in cash and cash equivalents is summarized as follows:

For the Three Months Ended March 31, (US$ 000's)
	2006	2005
Net cash generated from continuing operating activities	$31,693	$1,364
Net cash used in continuing investing activities	(67,518)	(6,807)
Net cash received from / (used in) financing activities	196,981	(1,742)
Net cash used in discontinued operations - operating activities	(1,690)	(293)
Net increase / (decrease) in cash and cash equivalents	$161,283	$(8,430)

Operating Activities

Index

Cash generated from continuing operations increased US$ 30.3 to US$ 31.7 million in the three months ended March 31, 2006 after having made the final US$ 10.0 million repayment of the settlement liability of the TV Nova (Czech Republic) group. The settlement liability represented an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla spolecnost, spol. s.r.o. (“CNTS”) and the PPF Group dated December 19, 2003. This liability was assumed as part of the TV Nova of the TV Nova (Czech Republic) group acquisition and was refinanced at lower interest rates using our credit facilities from Ceska Sporitelna, a.s.. Excluding this payment, cash generated from operating activities was US$ 41.7 million. This reflects the level of cash generated by our Czech Republic operations, as well as improved station performance in Romania and Ukraine.

Investing Activities

Cash used in investing activities increased US$ 60.7 million to US$ 67.5 million in the three months ended March 31, 2006 due to:

•	A payment of US$ 27.2 million in connection with the 5% increase in our holding of our Romanian operations (for further information, see Part I, Item 1, Note 3);
•	A payment of US$ 24.4 million in connection with our acquisition of ARJ (for further information, see Part I, Item 1, Note 3);
•	Payment of a further US$ 1.5 million following completion of our acquisition of a 65.5% stake in Ukrpromtorg 2003 LLC (for further information, see Part I, Item 1, Note 3);
•	Capital expenditure of US$ 10.5 million; and
•	Investment of US$ 4.1 million in restricted cash to secure an overdraft facility of our Romania operations (for further information, see Part I, Item 1, Note 11).

Financing Activities

Net cash received from financing was US$ 197.0 million during the three months ended March 31, 2006 compared to US$ 1.7 million used in financing activities for the three months ended March 31, 2005. Net proceeds from financing activities consist primarily of the following:

•	Receipt of approximately US$ 168.6 million (net of fees) from a public offering of 2,530,000 shares of our Class A Common Stock; and
•	Receipts of US$ 28.6 million from drawing on credit facilities in Czech Republic and Slovenia to finance the acquisition of ARJ and the increased investment in our Romania operations.

Discontinued Operations

In the three months ended March 31, 2006, we paid taxes of US$ 1.7 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004.

V (b) Sources and Uses of Cash

Our ongoing source of cash in the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to us, or to other shareholders, on a pro rata basis, where appropriate. Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries and equity accounted investments.

Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or the shareholders out of yearly profits subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5% to 25%).

As at March 31, 2006 and December 31, 2005 the operations had the following unsecured balances owing to their respective holding companies:

Index

Operating segment (US$ 000’s)	March 31, 2006	December 31, 2005
Croatia	$44,871	$40,166
Czech Republic	462,786	441,569
Romania	40,698	28,873
Slovak Republic	88	88
Slovenia	169	39
Ukraine	10,397	10,617
Total	$559,009	$521,352

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of March 31, 2006 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt - principal	$521,746	$73,190	$324	$358	$447,874
Long-Term Debt - interest	233,241	36,813	73,117	73,084	50,227
Capital Lease Obligations	6,192	792	1,255	962	3,183
Operating Leases	16,209	7,220	7,038	1,557	394
Unconditional Purchase Obligations	61,082	53,371	7,563	99	49
Other Long-Term Obligations	9,773	6,111	3,662	-	-
Total Contractual Obligations	$848,243	$177,497	$92,959	$76,060	$501,727

Long-Term Debt

At March 31, 2006, we had the following debt outstanding:

		March 31, 2006 (US $ 000's)
CME Ltd.	(1)	$447,779
Czech Republic operations	(2) - (3)	57,149
Slovenia operations	(4)	15,690
Croatia operations	(5) - (7)	1,041
Romania operations	(8)	87
Total		$521,746

(1)
In May 2005, we issued Senior Notes in the aggregate principal amount of Euro 370.0 million consisting of Euro 245.0 million of 8.25% Senior Notes due May 2012 and Euro 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (7.98% was applicable at March 31, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2005.

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

As of March 31, 2006, Standard & Poor’s senior unsecured debt rating for our Senior Notes remained unchanged from December 31, 2005 at B+. At March 31, 2006, Moody’s Investors Service’s rating of our Senior Notes also remained unchanged from December 31, 2005 at B1 (Moody’s senior implied rating for us was B1; positive outlook).

(2)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 48.8 million) with Ceska Sporitelna, a.s. (“CS”). The final repayment date is October 31, 2009. This facility may, at the option of CET 21, be drawn in CZK, USD or Euro and bears interest at the three-month, six-month or twelve-month LIBOR, EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%. This facility is secured by a guarantee of CME Media Services and a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS. As at March 31, 2006, two amounts of CZK 0.5 billion and CZK 0.6 billion (approximately US$ 46.6 million) have been drawn under this facility and bear interest at 3.99% and 4.00%, respectively (the applicable three-month PRIBOR rates at March 31, 2006 were 2.04 and 2.05%). Following the merger of CET 21 with CME Media Services, scheduled for 2006, this loan will be renegotiated.

(3)
CET 21 and CME Media Services have a working capital credit facility of CZK 250.0 million (approximately US$ 10.6 million) with CS, expiring October 31, 2006. This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s.. As at March 31, 2006, CZK 250.0 million (approximately US$ 10.6 million) was drawn under this facility bearing interest at 3.69% (the applicable three-month PRIBOR rate at March 31, 2006 was 2.04%).

(4)
A revolving five-year facility agreement (the “Revolving Facility”) was entered into for up to Euro 37.5 million (approximately US$ 45.4 million) in aggregate principal amount among Pro Plus, ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10% each year for four years commencing one year after signing, with 60% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at March 31, 2006, the balance drawn and outstanding under this revolving facility is Euro 13.0 million (approximately US$ 15.7 million) bearing interest at 4.73% annually.

(5)
A total of Euro 0.8 million (approximately US$ 1.0 million) was drawn down on three loan agreements our Croatian operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the three-month EURIBOR plus 2.50% and are repayable in quarterly installments until April 1, 2011. As at March 31, 2006, a rate of 5.00% applied to these loans. These loan facilities are secured by the real property and fixed assets of OK, which as at March 31, 2006 have a carrying amount of approximately US$ 0.3 million.

Index

(6)
Euro 0.01 million (approximately US$ 0.01 million) was drawn down on a loan agreement our Croatian operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25% and is repayable on June 30, 2006.

(7)
Euro 0.1 million (approximately US$ 0.1 million) was drawn down by our Croatian operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of the three-month EURIBOR plus 3.00% and is repayable on October 1, 2006. As at March 31, 2006 a rate of 5.50% applied to this loan.

(8)
New Romanian Lei 0.3 million (approximately US$ 0.1 million) was drawn under a Euro 5.0 million overdraft facility with ING Bank N.V. Amsterdam, bearing interest at 10.60% as at March 31, 2006. This facility is secured by the assignment of certain accounts receivable and allows drawings to be made in US dollars (bearing interest at one-month LIBOR plus 2.00%), Euro (bearing interest at one-month EURIBOR plus 2.00%) or New Romanian Lei (bearing interest at 'best market rate'). The facility is secured until June 29, 2006 by cash collateral of New Romanian Lei 11.9 million (approximately US$ 4.1 million) and the assignment of certain accounts receivable, when the facility will be reduced from Euro 5.0 million to Euro 2.0 million on June 29, 2006 and the cash collateral released.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.5 million. For more information on our capital lease obligations see Part I, Item 1, Note 11.

Operating Leases

For more information on our operating lease commitments see Part I, Item 1, Note 17.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments. At March 31, 2006, we had commitments in respect of future programming US$ 44.1 million (December 31, 2005: US$ 51.8 million). This includes contracts signed with license periods starting after March 31, 2006. For more information on our programming commitments see Part I, Item 1, Note 17.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 5.3 million (see Part I, Item 1, Note 17).

In addition to the amounts disclosed above, we have entered into an agreement with Adrian Sarbu that would require us to purchase his remaining 10% shareholding in Pro TV and MPI at a price that will be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold. Mr. Sarbu can exercise this put from March 1, 2009 for a twenty-year period thereafter.

V (d) Cash Outlook

The issuance of the Euro 370.0 million (approximately US$ 480.0 million at the time of issuance) Senior Notes for the acquisition of the TV Nova (Czech Republic) Group in May 2005 increased our leverage and we have significant debt service obligations in respect of the Senior Notes. In addition, the terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets. Net cash proceeds from the issuance of new equity of US$ 168.6 million in March 2006 significantly reduced our net debt and provides a useful source of funds to allow investment flexibility, including acquisitions better suited to equity rather than debt financing.

Index

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

In connection with our on-going review of our Croatian operations and following a strategic assessment of the performance of Nova TV (Croatia) undertaken during the second quarter of 2005, we modified our strategy for Croatia in late June 2005. This new strategy requires higher current expenditures than had been planned prior to the strategic assessment in order to secure our audience and market share targets. In order to achieve these targets, we increased our budget for the acquisition of higher quality foreign and domestic programming for 2005 and 2006, for marketing and promotion (including improvements to the on-air look of Nova TV (Croatia)) and accelerated investment for the extension of our technical reach. We expect the increase in funding required to support Nova TV (Croatia) to be in excess of US$ 20.0 million during 2006, and provided US$ 4.7 million to Nova TV (Croatia) in the three months ended March 31, 2006.

We expect that, taken together, our current cash balances, internally generated cash flow, committed bank facilities, and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other existing financial obligations for the next 12 months. The acquisition of additional shareholdings in our current operations, further investment in the expansion of existing operations or investment in the development of new revenue opportunities may require further financing. To the extent we will need additional financing, we would expect to raise such financing through issuing debt or additional equity.

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections, the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073,000,000 (approximately US$ 5.4 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid. On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to SIT 636,800,000 (approximately US$ 3.2 million) in aggregate principal amount. Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities defer the demand for payment until a final judgment has been issued. The tax authorities agreed to defer its demand for payment until a final decision on the matter had been reached. On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities. The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. We do not have a provision in our financial statements in relation to this legal action.

V (f) Off-Balance Sheet Arrangements

None.

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended by our Form 10-K/A filed with the SEC on March 15, 2006. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Index

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, reporting exchange differences on intercompany foreign currency transactions that are long-term in nature, and contingencies. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes in our critical accounting policies since December 31, 2005.

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

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies and our Senior Notes are denominated in Euro. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries. In limited instances we enter into forward foreign exchange contracts to hedge foreign currency exchange rate risk. In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk. At March 31, 2006, we held no foreign exchange contracts.

Interest Rate Risk Management

As at March 31, 2006, we have 9 tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and 2 tranches of debt, which were maintained with a fixed interest rate. A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at March 31, 2006

Expected Maturity Dates	2006	2007	2008	2009	2010	Thereafter

Total debt in Euro (000's)
Fixed rate	7	-	-	-		245,000
Average interest rate (%)	7.25%	-	-	-		8.25%
Variable rate	13,283	131	137	145	151	125,078
Average interest rate (%)	4.77%	5.00%	5.00%	5.00%	5.00%	7.98%

Total debt in CZK (000's)
Fixed rate	-	-	-	-		-
Average interest rate (%)	-	-	-	-		-
Variable rate	1,350,000	-	-	-		-
Average interest rate (%)	3.94%	-	-	-		-

Variable Interest Rate Sensitivity as at March 31, 2006

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at March 31, 2006 (US$ 000's)	Interest Rate as at March 31, 2006	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

168,087 (Euro 138.9 million)	4.73% - 10.60%	$12,875	$14,556	$16,237	$17,918	$19,599	$21,280
57,148 (CZK 1,350.0 million)	3.69 - 4.00%	2,251	2,822	3,394	3,965	4,537	5,108
Total		$15,126	$17,378	$19,631	$21,883	$24,136	$26,388

Index

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

General

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than those claims discussed below, we are not presently a party to any such litigation, which could reasonably be expected to have a material adverse effect on our business or operations.

We present below a summary of our more significant proceedings by country.

Croatia

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 8.7 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 11.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement, and brought a further claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) have requested the court to join this claim with the OK counterclaim. We do not believe that these counterclaims will prevail.

Czech Republic

OSA

In December 2002, the Czech Republic Union of Authors (“OSA”), a collective administrator of copyright, filed an action against CET 21, claiming payment of CZK 46.8 million (approximately US$ 1.9 million) plus interest for alleged unauthorized use of works from the OSA library. CET 21 had been attempting to negotiate a revised pricing structure with OSA since 2002 and paying advances on the licensing fee to OSA on an estimated basis pending final agreement of the amounts payable. At a hearing on September 19, 2005, the Municipal Court in Prague upheld OSA’s claim. On December 21, 2005, CET 21 entered into a settlement agreement with OSA to pay CZK 39.6 million (approximately US$ 1.6 million) as full payment for all amounts claimed by OSA for the period from 2002 through 2005. In accordance with the agreement, OSA withdrew the action and the proceedings were terminated by the decision of the High Court dated January 30, 2006. The decision has become final. CET 21 also entered into a contract with OSA to fix payments for the period from 2006 through 2008.

Index

Antimonopoly Office

At the end of 2005, the Office for the Protection of Economic Competition of the Czech Republic (the “Antimonopoly Office”) commenced an investigation into potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004. Without acknowledging any infringements alleged by the Antimonopoly Office, CET 21 agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. In March 2006, the Antimonopoly Office accepted a commitment from CET 21 to cure all the alleged legal defects in the relevant TV NOVA advertising agreements. In compliance with this commitment, CET 21 adopted a new form of advertising agreement that is currently being reviewed by the Antimonopoly Office. CET 21 anticipates the Antimonopoly Office will approve the new contracts and terminate the investigation during the second quarter of 2006.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises BV. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim. Accordingly, we have made no provision for this claim in our condensed consolidated balance sheet as at March 31, 2006.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoiski filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoiski is attempting to enforce what he alleges was a binding agreement with Mr. Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoiski on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoiski, Mr. Rodnyansky and Boris Fuchsmann for the acquisition by Mr. Kolomoiski of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyansky and Mr. Fuchsmann, subject to Mr. Kolomoiski assuming all of their obligations under our existing partnership arrangements. Following a series of initial hearings, a procedural matter that has been appealed to the Supreme Court of Ukraine. This appeal is currently pending.  An acceptance of this appeal would automatically suspend proceedings in the district court in Kiev during the pendency of the appeal; however, the filing of such an appeal with the Supreme Court does not suspend proceedings. As a result, the hearings on the case in the district court have resumed. A hearing has been scheduled for May 4, 2006.

We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoiski and because any transfer would, in any event, breach Intermedia’s statutory and contractual consent and pre-emptive rights. In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyansky to Mr. Kolomoiski pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% beneficial interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoiski. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

Index

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law came into force in March 2006. Following adoption of these amendments, our partners have confirmed they are prepared to proceed with the restructuring. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

Item 1A. Risk Factors

Our risk factors are disclosed on pages 28 to 33 in our Annual Report on Form 10-K for the period ended December 31, 2005, as amended by our Form 10-KA filed with the SEC on March 15, 2006. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Item 6. Exhibits

a) The following exhibits are attached:

10.50	Underwriting Agreement, dated March 23, 2006

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated May 4, 2006
31.02	Sarbanes-Oxley Certification s. 302 CFO, dated May 4, 2006
32.01	Sarbanes-Oxley Certification - CEO and CFO, dated May 4, 2006 (furnished only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: May 4, 2006	/s/ Wallace Macmillan
Wallace Macmillan
Vice President - Finance
(Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

10.50	Underwriting Agreement, dated March 23, 2006

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated May 4, 2006
31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated May 4, 2006
32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated May 4, 2006 (furnished only)