Form 10-Q
period 2006-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2006-08-03
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2006
Class A Common Stock, par value $0.08	34,393,938
Class B Common Stock, par value $0.08	6,212,839

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2006

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$158,998	$71,658
Restricted cash (Note 6)	14,290	34,172
Accounts receivable, net (Note 7)	120,183	97,396
Income taxes receivable	5,772	9,930
Program rights, net	47,960	34,914
Other current assets (Note 8)	32,169	38,856
Total current assets	379,372	286,926
Non-current assets
Investments	65	23,936
Acquisition costs (Note 3)	-	5,118
Property, plant and equipment, net (Note 9)	84,913	58,897
Program rights, net	52,967	33,081
Goodwill (Note 4)	846,147	746,583
Broadcast licenses, net (Note 4)	193,310	171,591
Other intangible assets, net (Note 4)	69,508	47,658
Other non-current assets (Note 8)	15,233	15,060
Total non-current assets	1,262,143	1,101,924
Total assets	$1,641,515	$1,388,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	June 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$97,190	$84,849
Duties and other taxes payable	32,160	27,654
Income taxes payable	9,206	21,894
Credit facilities and obligations under capital leases (Note 11)	18,350	43,566
Deferred consideration - Croatia	3,893	3,591
Deferred consideration - Czech Republic	-	24,402
Deferred consideration - Ukraine	200	-
Deferred tax	365	1,005
Total current liabilities	161,364	206,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	4,985	4,740
Senior Notes (Note 5)	473,085	436,424
Income taxes payable	2,196	681
Deferred tax	53,661	42,149
Other non-current liabilities	7,075	4,105
Total non-current liabilities	541,002	488,099
Commitments and contingencies (Note 18)
Minority interests in consolidated subsidiaries	20,089	13,237
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2005 - nil)	-	-
34,393,938 shares of Class A Common Stock of $0.08 each (December 31, 2005 - 31,032,994)	2,752	2,482
6,212,839 shares of Class B Common Stock of $0.08 each (December 31, 2005 - 6,966,533)	497	558
Additional paid-in capital	917,755	746,880
Accumulated deficit	(54,715)	(44,973)
Accumulated other comprehensive income / (loss)	52,771	(24,394)
Total shareholders’ equity	919,060	680,553
Total liabilities and shareholders’ equity	$1,641,515	$1,388,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net revenues	$156,589	$113,109	$276,343	$161,413
Operating costs	26,042	18,117	49,014	29,402
Cost of programming	52,850	32,081	101,268	54,403
Depreciation of station property, plant and equipment	6,059	3,161	11,761	5,062
Amortization of broadcast licenses and other intangibles (Note 4)	4,620	1,544	8,952	1,933
Cost of revenues	89,571	54,903	170,995	90,800
Station selling, general and administrative expenses	14,541	12,562	28,707	19,490
Corporate operating costs	7,696	3,451	15,677	11,182
Impairment charge (Note 4)	748	35,331	748	35,331
Operating income	44,033	6,862	60,216	4,610
Interest income	1,741	559	3,194	1,638
Interest expense	(11,337)	(6,424)	(21,855)	(6,731)
Foreign currency exchange gain / (loss), net	(20,625)	30,159	(31,487)	29,430
Change in fair value of derivatives (Note 12)	(1,876)	-	(1,876)	-
Other income / (expense)	167	312	(381)	(3,689)
Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	12,103	31,468	7,811	25,258
Provision for income taxes	(3,582)	(3,565)	(7,576)	(5,906)
Income before minority interest, equity in income of unconsolidated affiliates and discontinued operations	8,521	27,903	235	19,352
Minority interest in income of consolidated subsidiaries	(1,276)	(4,104)	(6,717)	(4,681)
Equity in income / (loss) of unconsolidated affiliates	-	4,049	(730)	4,883
Net income / (loss) from continuing operations	7,245	27,848	(7,212)	19,554
Discontinued operations (Note 17):
Pre-tax income from discontinued operations (Czech Republic)	-	46	-	164
Tax on disposal of discontinued operations (Czech Republic)	1,277	(2,435)	(2,530)	(2,208)
Net income / (loss) from discontinued operations	1,277	(2,389)	(2,530)	(2,044)
Net income / (loss)	$8,522	$25,459	$(9,742)	$17,510
Currency translation adjustment, net	44,706	(42,767)	77,165	(45,018)
Total comprehensive income / (loss)	$53,228	$(17,308)	$67,423	$(27,508)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
PER SHARE DATA (Note 15):
Net income / (loss) per share:
Continuing operations - Basic	$0.18	$0.81	$(0.18)	$0.62
Continuing operations - Diluted	0.18	0.79	(0.18)	0.61
Discontinued operations - Basic	0.03	(0.07)	(0.07)	(0.06)
Discontinued operations - Diluted	0.03	(0.07)	(0.07)	(0.07)
Net income / (loss) - Basic	0.21	0.74	(0.25)	0.56
Net income / (loss) - Diluted	$0.21	$0.72	$(0.25)	$0.54

Weighted average common shares used in computing per share amounts (000’s):
Basic	40,597	34,274	39,355	31,345
Diluted	41,186	35,145	39,355	32,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$746,880	$(44,973)	$(24,394)	$680,553
Stock-based compensation	-	-	-	-	1,418	-	-	1,418
Stock options exercised	77,250	7	-	-	1,060	-	-	1,067
Shares issued, net of fees	2,530,000	202	-	-	168,397	-	-	168,599
Conversion of Class B to Class A Common Shares	753,694	61	(753,694)	(61)	-	-	-	-
Net loss	-	-	-	-	-	(9,742)	-	(9,742)
Currency translation adjustment	-	-	-	-	-	-	77,165	77,165
BALANCE, June 30, 2006	34,393,938	$2,752	6,212,839	$497	$917,755	$(54,715)	$52,771	$919,060

	Class A Common Stock		Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2004	21,049,400	$1,684	7,334,768	$587	$387,305	$(87,468)	$8,960	$311,068
Stock-based compensation	-	-	-	-	1,690	-	-	1,690
Stock options exercised	552,334	45	-	-	2,898	-	-	2,943
Shares issued, net of fees	5,405,000	432	-	-	230,172	-	-	230,604
Shares issued to PPF	3,500,000	280	-	-	120,603	-	-	120,883
Net income	-	-	-	-	-	17,510	-	17,510
Currency translation adjustment	-	-	-	-	-	-	(45,018)	(45,018)
BALANCE, June 30, 2005	30,506,734	$2,441	7,334,768	$587	$742,668	$(69,958)	$(36,058)	$639,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(9,742)	$17,510
Adjustments to reconcile net (loss) / income to net cash generated from operating activities:
Loss from discontinued operations (Note 17)	2,530	2,044
Equity in loss / (income) of unconsolidated affiliates, net of dividends received	730	(720)
Depreciation and amortization	74,429	38,363
Impairment charge	748	35,331
Loss on disposal of fixed asset	1,171	389
Interest receivable, net	(95)	(84)
Stock-based compensation (Note 14)	1,418	1,690
Minority interest in income of consolidated subsidiaries	6,717	4,681
Foreign currency exchange loss / (gain), net	31,487	(29,430)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(7,875)	(6,432)
Program rights	(69,836)	(37,056)
Other assets	1,963	(4,082)
Settlement liability (Note 10)	(10,007)	-
Other accounts payable and accrued liabilities	2,114	(2,679)
Change in fair value of derivative instruments	1,876	(643)
Income taxes payable	(6,922)	4,523
Deferred taxes	5,352	(1,818)
VAT and other taxes payable	11,217	1,816
Net cash generated from continuing operating activities	37,275	23,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	(4,068)	(18,677)
Purchase of property, plant and equipment	(18,461)	(8,539)
Proceeds from disposal of property, plant and equipment	19	124
Investments in subsidiaries and unconsolidated affiliates	(59,308)	(12,884)
Partial consideration for acquisition of TV Nova (Czech Republic) group	-	(218,381)
Repayment of loans and advances to related parties	250	-
Net cash used in continuing investing activities	(81,568)	(258,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	34,765	-
Payment of credit facilities and capital leases	(65,519)	(9,942)
Net proceeds from issuance of Senior Notes	-	476,188
Repayment of notes for acquisition of TV Nova (Czech Republic) group	-	(491,703)
Issuance of shares of Class A Common Stock	169,666	233,547
Dividends paid to minority shareholders	(679)	(77)
Net cash received from continuing financing activities	138,233	208,013

NET CASH USED IN DISCONTINUED OPERATIONS - OPERATING ACTIVITIES	(1,690)	(2,000)
Impact of exchange rate fluctuations on cash	(4,910)	(9,830)

Net increase / (decrease) in cash and cash equivalents	87,340	(38,771)
CASH AND CASH EQUIVALENTS, beginning of period	71,658	152,568
CASH AND CASH EQUIVALENTS, end of period	$158,998	$113,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe. At June 30, 2006, we had operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries and equity-accounted affiliates as at June 30, 2006 were:

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity-Accounted Affiliate (1)

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o. (“OK”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary

CME Media Investments s.r.o.	100.0%	Czech Republic	Subsidiary
Vilja a.s. (“Vilja”)	100.0%	Czech Republic	Subsidiary
CET 21 s.r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
CME Media Services s.r.o. (“CME Media Services”)	100.0%	Czech Republic	Subsidiary
ERIKA a.s.	100.0%	Czech Republic	Subsidiary
Media Capitol, a.s.	100.0%	Czech Republic	Subsidiary
NOVA-V.I.P., a.s.	100.0%	Czech Republic	Subsidiary (in liquidation)
HARTIC, a.s.	100.0%	Czech Republic	Subsidiary
Galaxie Sport s.r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary

Media Pro International S.A. (“MPI”)	90.0%	Romania	Subsidiary
Media Vision S.R.L. (“Media Vision”)	75.0%	Romania	Subsidiary
MPI Romania B.V.	90.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	90.0%	Romania	Subsidiary
Radio Pro S.R.L	20.0%	Romania	Equity Accounted Affiliate

A.R.J. a.s. (“ARJ”)	100.0%	Slovak Republic	Subsidiary
Slovenska Televizna Spolocnost s.r.o. (“STS”)	89.8%	Slovak Republic	Subsidiary
Markiza-Slovakia s.r.o. (“Markiza”)	80.0%	Slovak Republic	Subsidiary
Gamatex s.r.o.	89.8%	Slovak Republic	Subsidiary
ADAM a.s.	89.8%	Slovak Republic	Subsidiary

MM TV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	33.0%	Slovenia	Equity Accounted Affiliate

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Croatia

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia which expires in April 2010. Nova TV (Croatia) owns 100% of OK.

Czech Republic

We own 71.245% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) which expires in 2017. Our voting and economic interest in CET 21 is effectively 100% because CET 21 itself holds an undistributed 28.755% interest that is not entitled to voting rights or dividends. We own 100% of CME Media Services which provides services related to programming, production and advertising to CET 21.

Romania

We have a voting and economic interest of 90% in Pro TV and MPI and a 75% voting and economic interest in Media Vision, a production, dubbing and subtitling company. In addition, Pro TV holds the licenses for ACASA, PRO TV INTERNATIONAL and PRO CINEMA. These licenses expire on various dates from October 2006 until July 2015.

We have a 20% voting and economic interest in Radio Pro, which holds the licenses for the PRO FM and INFOPRO radio networks.

Slovak Republic

We have an 89.9% voting interest and are entitled to 80% of the profits in STS, the operating company for the MARKIZA TV network, and an 80% voting interest and a 0.1% economic interest in Markiza, the license holding company for the MARKIZA TV network, which holds a 51% voting interest in STS. The Markiza license expires in September 2019.

Slovenia

We own 100% of Pro Plus, the operating company for our Slovenian operations. Pro Plus has a 100% voting and economic interest in Pop TV, which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network, which expire in August 2012.

Ukraine

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. We hold a 60% ownership and economic interest in each of Innova and IMS. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% voting and economic interest in Studio 1+1, which holds the licenses for the STUDIO 1+1 network. The first of these licenses which covers fifteen hours including prime time expires in December 2006. On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a 10-year period from January 1, 2007. Issuance of the license itself is subject to the payment of a fee of approximately UAH 5.9 million (approximately US$ 1.2 million), which has been paid, and the registration by October 1, 2006 of amendments to the charter of Studio 1+1 to conform with the recent amendments to the Ukrainian Media Law (see Part II, Item 1A Risk Factors). The second license for the remaining nine hours expires in 2014.

Our indirect ownership interest in Studio 1+1 is only 18%. We entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We have a 65.5% interest in Ukrpromtorg 2003 LLC, which owns 92.2% of Gravis LLC, the operator of the GRAVIS television channel in Kiev as well as two other local channels in Ukraine, collectively referred to as the GRAVIS channels. The GRAVIS licenses expire between 2008 and 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and six months ended June 30, 2006 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report of Form 10-K for the period ended December 31, 2005, as amended by our Form 10-K/A filed with the SEC on March 15, 2006. Our significant accounting policies have not changed since December 31, 2005, except as noted below.

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

Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates. All references to 'US$' or 'dollars' are to US dollars, all references to 'HRK' are to Croatian kuna, all references to 'CZK' are to Czech korunas, all references to 'RON' are to the New Romanian lei, all references to 'SIT' are to Slovenian tolars, all references to 'SKK' are to Slovak korunas, all references to 'UAH' are to Ukrainian hryvna, all references to 'Euro or EUR' are to the European Union Euro and all references to 'GBP' are to British Pounds.

Stock-based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the recognition of stock-based compensation at fair value, using the modified prospective transition method. Under that method, we recognized compensation cost for the requisite service rendered in the six months ended June 30, 2006, for (a) awards granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation (“SFAS 123”) and (b) awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We did not restate prior periods. Our adoption of SFAS 123(R) did not have a material impact on our condensed consolidated statements of operations or cash flows because we had previously adopted the fair value recognition provisions of SFAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by SFAS 148, “Accounting for Stock-Based Compensation - Transition & Disclosure”. Prior to January 1, 2003, we used the intrinsic method of accounting as defined in APB 25, “Accounting for Stock Issued to Employees”.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Pro Forma Disclosures

Had compensation costs for employee stock option awards granted, modified or settled prior to January 1, 2003 been determined consistent with the fair value approach required by SFAS 123(R) for the three months and six months ended June 30, 2005, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, our net loss and net loss per common share would decrease on a pro forma basis as follows:

		For the Three Months Ended June 30,	For the Six Months Ended June 30,
		2005	2005

Net income	As Reported	$25,459	$17,510
Add / (deduct): Stock-based compensation expense / (income) included in reported net income, net of related tax effects	As Reported	(1,411)	1,690
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	1,384	(1,727)
Net income	Pro Forma	$25,432	$17,473

Net income per share - Basic:	As Reported	$0.74	$0.56
	Pro Forma	$0.74	$0.56
Net income per share - Diluted:	As Reported	$0.72	$0.54
	Pro Forma	$0.72	$0.54

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In July 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘FIN 48’), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt it in the first quarter of the year beginning January 1, 2007. We are currently assessing FIN 48 and have not yet determined the impact that the adoption of this interpretation will have on our financial position or results of operations.

3. ACQUISITIONS AND DISPOSALS

Czech Republic

On April 3, 2006, the Czech Republic Media Council approved the transfer of the 1.25% interest in CET 21 held by Ceska Sporitelna, a.s. to Vilja and the transfer of the 1.25% interest in CET 21 held by CEDC to PPF (Cyprus) Ltd. (“PPF”). On May 5, 2006 the Czech Republic Media Council approved the transfer of the PPF interest to Vilja and on May 16, 2006, Vilja acquired such interest after fulfillment of all conditions precedent set forth in the relevant transfer agreement. We now have a voting and economic interest in CET 21 of 100%. Both of these transactions took place for nominal consideration.

On May 26, 2006, following the registration of our subsidiary CME Media Enterprises B.V. as the owner of 16.67% of CET 21, we paid the final CZK 600.0 million (approximately US$ 27.3 million at the payment date) installment of the consideration due to Peter Krsak for his 16.67% interest in CET 21. This amount had been held in escrow, and disclosed in restricted cash (see Note 6) since May 27, 2005, with a corresponding amount reported as deferred consideration.

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

(1) The intangible assets subject to amortization comprise customer relationships, which are being amortized over one to ten years (weighted average: 8.3 years).
(2) Intangible assets not subject to amortization comprise approximately US$ 6.5 million in trademarks and US$ 6.5 million relating to television broadcast licenses.

Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter. As at June 30, 2006, we consider the fair value of the put option to be approximately US$ nil.

Slovak Republic

Acquisition - A.R.J. a.s.

On January 23, 2006, we completed the acquisition of a controlling interest in Markiza, the license-holding company for MARKIZA TV, by purchasing 100.0% of the share capital of ARJ. ARJ owns 46.0% of the voting rights in Markiza.

This acquisition consisted of our acquiring a 34.0% interest in ARJ from Pavol Rusko for total consideration of SKK 575.0 million (approximately US$ 18.5 million at the date of acquisition) of which SKK 494.0 million (US$ 15.9 million at the date of acquisition) was paid on closing and SKK 81.0 million (US$ 2.6 million at the date of acquisition) was paid on April 25, 2006. In addition, we acquired the remaining 66.0% in ARJ from Media Partners s.r.o. and Salis s.r.o. for consideration of approximately US$ 11.0 million, of which EUR 7.0 million (approximately US$ 8.5 million at the date of acquisition) was paid on closing and SKK 78.0 million (approximately US$ 2.5 million at the date of acquisition) was paid on May 2, 2006.

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

Ukraine

Acquisition - Ukrpromtorg 2003 LLC

On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, the operator of the GRAVIS television channel in Kiev as well as two other local channels in Ukraine, for consideration of approximately US$ 7.4 million including acquisition costs. US$ 5.1 million of the consideration was paid in 2005 and reported as acquisition costs on the consolidated balance sheet as at December 31, 2005, US$ 1.5 million was paid in January 2006, and US$ 0.3 million was paid in May 2006. The remainder of the purchase price was outstanding at June 30, 2006.

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Property, plant and equipment	$2,615
Intangible assets subject to amortization (1)	968
Other assets	239
Goodwill	4,627
Deferred tax liability	(724)
Other liabilities	(373)
Total purchase price (2)	$7,352

(1) The intangible assets subject to amortization comprise approximately US$ 0.6 million relating to television broadcast licenses, which are being amortized over 9 years, approximately US$ 0.3 million relating to a favorable lease contract, which is being amortized over 19 years, and approximately US$ 0.1 million relating to order backlog, which was amortized during the year.
(2) Total purchase price includes US$ 0.4 million of capitalized acquisition costs.

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

Goodwill:

Goodwill by operating segment as at June 30, 2006, and December 31, 2005 is summarized as follows:

	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Ukraine	Total

Balance, December 31, 2005	$695	$706,950	$19,754	$-	$15,088	$4,096	$746,583
Additions	-	-	11,376	22,021	-	4,627	38,024
Other adjustments	-	(7,580)	-	-	-	-	(7,580)
Impairment charge	(748)	-	-	-	-	-	(748)
Foreign currency movements	53	68,605	-	349	861	-	69,868
Balance, June 30, 2006	$-	$767,975	$31,130	$22,370	$15,949	$8,723	$846,147

When we updated our medium-term forecast models at June 30, 2006, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. In such circumstances, SFAS 142 “Goodwill and Other Intangible Assets” requires that the carrying value of the intangible assets with indefinite lives are compared to their fair value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured as the excess of the carrying value over the fair value. As a result of our analysis, we have recognized an impairment charge of US$ 0.7 million relating to goodwill. A further impairment charge relating to other Long-Lived assets was not deemed necessary under the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Broadcast licenses:

The net book value of our broadcast licenses as at June 30, 2006, and December 31, 2005 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2005	$18,936	$152,655	$171,591
Additions	7,390	6,960	14,350
Amortization	-	(7,605)	(7,605)
Foreign currency movements	468	14,506	14,974
Balance, June 30, 2006	$26,794	$166,516	$193,310

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

The gross value and accumulated amortization of amortized broadcast licenses was as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Gross value	$186,199	$163,628
Accumulated amortization	(19,683)	(10,973)
Total net book value	$166,516	$152,655

Other intangible assets:

The net book value of our other intangible assets as at June 30, 2006 and December 31, 2005 is summarized as follows:

	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2005	$32,560	$15,098	$-	$47,658
Additions	7,698	11,868	321	19,887
Amortization	-	(1,341)	(6)	(1,347)
Foreign currency movements	1,972	1,338	-	3,310
Balance, June 30, 2006	$42,230	$26,963	$315	$69,508

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years. Trademarks have an indefinite life.

The gross value and accumulated amortization of customer relationships and other intangible assets was as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Gross value	$30,027	$17,038
Accumulated amortization	(2,749)	(1,940)
Total net book value	$27,278	$15,098

5. SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying Value		Fair Value
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005

EUR 245.0 million 8.25% Senior Notes	$313,259	$288,984	$343,351	$323,737
EUR 125.0 million floating rate Senior Notes	159,826	147,440	169,416	156,324
	$473,085	$436,424	$512,767	$480,061

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 and EUR 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (8.57% was applicable at June 30, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the Senior Notes as at June 30, 2006 and December 31, 2005 was calculated by multiplying the outstanding debt by the traded market price at the relevant date.

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

The Senior Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	EUR 245.0 Million 8.25% Senior Notes Redemption Price	From:	EUR 125.0 Million Floating Rate Senior Notes Redemption Price

May 15, 2009 to May 14, 2010	104.125%	May 15, 2007 to May 14, 2008	102.000%
May 15, 2010 to May 14, 2011	102.063%	May 15, 2008 to May 14, 2009	101.000%
May 15, 2011 and thereafter	100.000%	May 15, 2009 and thereafter	100.000%

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6. RESTRICTED CASH

Restricted cash consists of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Czech Republic	$-	$24,554
Croatia	3,988	3,640
Romania	4,164	-
Directors’ and officers’ insurance	5,404	5,285
Other	734	693
Total restricted cash	$14,290	$34,172

The restricted cash balances in Czech Republic and Croatia at December 31, 2005 represented amounts held in escrow that are payable to certain former owners of our businesses in those countries. The amount due to one of the former owners of our Czech Republic operations was paid on May 26, 2006. Directors’ and officers’ insurance relates to a balance being held in a captive insurance company to underwrite a part of our directors’ and officers’ insurance program. The restricted cash balance in Romania represents cash collateral for an overdraft facility (see note 11).

7. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Trading:
Third-party customers	$128,161	$103,921
Less: allowance for bad debts and credit notes	(10,569)	(8,612)
Related parties	2,432	2,034
Less: allowance for bad debts and credit notes	(245)	(265)
Total trading	$119,779	$97,078

Other:
Third-party customers	$349	$257
Less: allowance for bad debts and credit notes	(96)	(83)
Related parties	441	434
Less: allowance for bad debts and credit notes	(290)	(290)
Total other	$404	$318

Total accounts receivable	$120,183	$97,396

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8. OTHER ASSETS

Other current and non-current assets consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Current:
Prepaid programming	$15,719	$17,534
Other prepaid expenses	6,762	6,009
Deferred tax	2,578	3,025
VAT recoverable	877	7,888
Loan to related party	600	600
Capitalized debt costs	2,250	2,250
Assets held-for-sale	367	341
Other	3,016	1,209
Total other current assets	$32,169	$38,856

Non-current:
Capitalized debt costs	$10,745	$11,618
Loan to related party	1,754	1,910
Deferred tax	1,552	779
Other	1,182	753
Total other non-current assets	$15,233	$15,060

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (see Note 5), and are being amortized over the term of the Senior Notes using the effective interest method. The assets held-for-sale relate to land and buildings in our Croatia operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	June 30, 2006	December 31, 2005

Land and buildings	$36,430	$17,548
Station machinery, fixtures and equipment	89,279	72,017
Other equipment	19,985	20,447
Software licenses	12,976	8,360
Construction in progress	6,194	5,180
Total cost	164,864	123,552
Less: Accumulated depreciation	(79,951)	(64,655)
Total net book value	$84,913	$58,897

Assets held under capital leases (included in the above)
Land and buildings	$5,270	$4,980
Station machinery, fixtures and equipment	1,791	1,434
Total cost	7,061	6,414
Less: Accumulated depreciation	(1,438)	(1,167)
Net book value	$5,623	$5,247

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005

Accounts payable	$22,573	$21,533
Programming liabilities	24,800	18,891
Deferred income	15,577	7,202
Settlement liability	-	10,007
Accrued staff costs	9,501	9,402
Accrued production costs	6,504	5,882
Accrued interest payable	4,988	4,483
Accrued legal costs	3,863	3,620
Accrued rent costs	1,435	82
Other accrued liabilities	7,949	3,747
Total accounts payable and accrued liabilities	$97,190	$84,849

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The settlement liability represented an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost ("CNTS") and the PPF Group dated December 19, 2003 following a mediation. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and was fully repaid in January 2006.

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes.

11. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

		June 30, 2006	December 31, 2005
Credit facilities:
Croatia operations	(a) - (c)	$1,021	$1,135
Czech Republic operations	(d) - (f)	17,642	42,703
Romania operations	(g)	-	-
Slovenia operations	(h)	-	-
Total credit facilities		$18,663	$43,838

Capital leases
Croatia operations, net of interest		$39	$132
Czech Republic operations, net of interest		3	6
Romania operations, net of interest		326	290
Slovenia operations, net of interest		4,145	4,040
Slovak Republic operations, net of interest		159	-
Total capital leases		$4,672	$4,468

Total credit facilities and capital leases		$23,335	$48,306
Less current maturities		(18,350)	(43,566)
Total non-current maturities		$4,985	$4,740

Croatia

(a) A total of EUR 0.7 million (approximately US$ 0.9 million) was drawn down on three agreements our Croatia operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the European Inter Bank Official Rate (“EURIBOR”) three-month rate plus 2.50% and are repayable in quarterly installments until April 1, 2011. As at June 30, 2006, a rate of 5.50% applied to these loans. These loans are secured by certain fixed assets of OK, which as at June 30, 2006 have a carrying value of approximately US$ 0.1 million.

(b) An amount of EUR 0.004 million (approximately US$ 0.005 million) was drawn down on an agreement our Croatia operations had with Hypo Alpe-Adria-Bank d.d. that bore interest at a rate of 7.25% with the final installment due July 31, 2006.

(c) EUR 0.1 million (approximately US$ 0.1 million) was drawn down by our Croatia operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of EURIBOR three-month rate plus 3.00% and is repayable on October 1, 2006. As at June 30, 2006 a rate of 5.75% applied to this loan.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic

(d) As at June 30, 2006, there were no drawings by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 53.5 million) with Ceska Sporitelna, a.s. (“CS”). This facility is secured by a guarantee of CME Media Services and a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS.

(e) CZK 250.0 million (approximately US$ 11.2 million), the full amount of the facility, has been drawn by CET 21 and CME Media Services under a working capital facility agreement with CS which matures on October 31, 2006 and bears interest at the three-month PRIBOR rate plus 1.65% (three-month PRIBOR relevant to drawings under this facility at June 30, 2006 was 2.09%). This working capital facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna.

(f) CZK 145.4 million (approximately US$ 6.5 million) was drawn under a CZK 600.0 million (approximately US$ 26.8 million) factoring facility between CME Media Services and Factoring Ceska Sporitelna. The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(g) As at June 30, 2006 and December 31, 2005, there were no drawings under a EUR 6.0 million (approximately US$ 7.7 million) overdraft facility with ING Bank N.V. Amsterdam. This facility is secured by cash collateral of New Romania Lei 11.7 million (approximately US$ 4.2 million) and the assignment of certain accounts receivable and allows drawings to be made in US dollars (bearing interest at one-month LIBOR plus 2.00%), Euro (bearing interest at one-month EURIBOR plus 2.00%) or New Romanian Lei (bearing interest at 'best market rate').

Slovenia

(h) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 47.9 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly owned subsidiary CME Media Enterprises B.V.. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at June 30, 2006 and December 31, 2005, there were no drawings under this revolving facility.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At June 30, 2006, the maturity of our debt (including our Senior Notes) is as follows:

2006	$17,852
2007	164
2008	172
2009	182
2010	193
2011 and thereafter	473,185
Total	$491,748

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at June 30, 2006:

2006	$619
2007	647
2008	647
2009	496
2010	496
2011 and thereafter	3,450
6,355
Less: amount representing interest	(1,683)
Present value of net minimum lease payments	$4,672

12. FINANCIAL INSTRUMENTS

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 477.4 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012 for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 480.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at June 30, 2006 is a US$ 1.9 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 5). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates. These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13. SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at June 30, 2006 and December 31, 2005. None were issued and outstanding as at June 30, 2006, and December 31, 2005.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at June 30, 2006 and December 31, 2005. The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share. Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On May 3, 2006, EL/RSLG Media Inc. converted 336,000 shares of Class B Common Stock, on May 9, 2006, Leonard A. Lauder converted 140,000 and LWG Family Partners L.P. converted 215,000 shares of Class B Common Stock, on May 11, 2006, EL/RSLG Media Inc. converted 4,895 shares of Class B Common Stock, and on June 23, 2006, Ronald Lauder converted 57,799 shares of Class B Common Stock into a total of 753,694 shares of Class A Common Stock (par value of US$ 0.1 million), which decreased Class B Common Stock to US$ 0.5 million.

On March 29, 2006, we sold 2,530,000 shares of our Class A Common Stock (including 330,000 sold pursuant to an underwriters’ option) and received net proceeds of approximately US$ 168.6 million.

14. STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Stock-based compensation charged under FIN 44	$-	$(1,910)	$-	$746
Stock-based compensation charged under SFAS 123(R) (2005: SFAS 123)	730	499	1,418	944
Total stock-based compensation	$730	$(1,411)	$1,418	$1,690

Stock-based compensation under FIN 44

For certain options issued in 2000, our stock-based compensation charge was calculated according to FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This requires that compensation costs for modified awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised, subject to a minimum of the original intrinsic value at the original measurement date. The last of these options were exercised on May 11, 2005.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Stock-based compensation under SFAS 123(R)

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2006 Option Grants

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grant of options to employees to purchase 22,000 shares of our Class A Common Stock, with a vesting period of four years, on February 1, 2006, 12,500 such options, with a vesting period of four years, on May 1, 2006, and 50,000 such options, with a vesting period of four years, on June 8, 2006. Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grant of options to non-executive directors to purchase 48,000 shares of our Common Stock with a vesting period of four years. The exercise price of the granted options ranges from US$ 56.42 to US$ 64.81 per share. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Dividend yield (%)	Weighted-average fair value ($/share)

February 1, 2006	22,000	4.52%	6.25	45.87%	0%	$30.74
May 1, 2006	12,500	5.04%	6.25	44.55%	0%	$33.21
June 7, 2006	48,000	4.98%	6.25	44.46%	0%	$29.96
June 8, 2006	50,000	4.96%	6.25	44.53%	0%	$28.83

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and its peers for the preceding 6.25-year period. We consider this basis to represent the best indicator of expected volatility over the life of the option. The expected dividend yield for these grants was assumed to be 0%. The weighted average fair value of all the grants made in the three months ended June 30, 2006 was US$ 29.82 per option. The weighted average fair value of all the grants made in the six months ended June 30, 2006 was US$ 29.97 per option. In accordance with SFAS 123(R), the total fair value of the option grants made in the six months ended June 30, 2006 of US$ 4.0 million is being recognized as an expense in the consolidated statement of operations over the requisite service period of the award.

2005 Option Grants

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded a grant of options to non-executive directors and employees to purchase 122,000 shares of our Common Stock on June 2, 2005. These options vest in equal installments over 4 years. The exercise price of the granted options ranges from US$ 44.50 to US$ 46.73 per share, with a weighted average exercise price of US$ 44.61. The total fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Dividend yield (%)	Weighted-average fair value ($/share)

June 2, 2005	122,000	3.74%	6.25	53.24%	0%	$24.56

The expected stock price volatility was calculated as 53.24% based on an analysis of the historical stock price volatility of the Company and its peers for the preceding 6.25-year period. The total fair value of these options of US$ 3.0 million is being recognized in the consolidated Statement of Operations over the requisite service period of the award.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

A summary of option activity for the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,118,275	$22.23	7.11	$39,763
Granted	132,500	58.82
Exercised	(77,250)	13.85
Forfeited	(17,750)	35.70
Outstanding at June 30, 2006	1,155,775	$26.90	7.18	$41,958
Vested or expected to vest at June 30, 2006	1,062,902	25.83	7.11	39,715
Exercisable at June 30, 2006	605,850	$16.06	5.82	$28,573

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2006 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options as of June 30, 2006. This amount changes based on the fair value of our Common Stock. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, respectively, was US$ 4.0 million and US$ 21.4 million, respectively. As of June 30, 2006, there was US$ 9.1 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 3.0 years. Proceeds received from the exercise of stock options was US$ 1.1 million and US$ 2.9 million for the six months ended June 30, 2006 and 2005, respectively.

15. EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net income / (loss) available for common shareholders	$8,522	$25,459	$(9,742)	$17,510

Weighted average outstanding shares of common stock (000’s)	40,597	34,274	39,355	31,345
Dilutive effect of employee stock options (000’s)	589	871	-	943
Common stock and common stock equivalents (000’s)	41,186	35,145	39,355	32,288

Net income / (loss) per share:
Basic	$0.21	$0.74	$(0.25)	$0.56
Diluted	$0.21	$0.72	$(0.25)	$0.54

At June 30, 2006 and 2005, we did not include stock options to purchase 327,000 shares and 122,000 shares of Common Stock, respectively, in the calculations of diluted income / (loss) per share because their inclusion would be anti-dilutive.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

16. SEGMENT DATA

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

We acquired our Czech Republic operations on May 2, 2005; therefore we include only limited qualified quarter-on-quarter comparisons of financial results for our Czech Republic operations.

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

Segment EBITDA is determined as segment net income / (loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our consolidated statements of operations and comprehensive income;

•	foreign currency exchange gains and losses;

•	change in fair value of derivatives; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments).

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

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated US GAAP results for the three and six months ended June 30, 2006 and 2005 for condensed consolidated statement of operations data and as at June 30, 2006 and December 31, 2005 for condensed consolidated balance sheet data:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	Segment Net Revenues (1)		Segment EBITDA
	2006	2005	2006	2005
Country:
Croatia (NOVA TV)	$5,647	$7,652	$(2,639)	$(1,337)
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	56,312	47,767	29,509	28,287
Romania (3)	37,769	26,592	16,424	11,974
Slovak Republic (MARKIZA TV)	20,046	19,627	7,827	7,956
Slovenia (POP TV, KANAL A)	15,555	13,920	6,430	6,490
Ukraine (STUDIO 1+1, GRAVIS)	21,260	17,178	5,605	4,935
Total segment data	$156,589	$132,736	$63,156	$58,305

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$156,589	$113,109	$12,103	$31,468
Corporate operating costs	-	-	7,696	3,451
Depreciation of station property, plant and equipment	-	-	6,059	3,161
Amortization of broadcast licenses and other intangibles	-	-	4,620	1,544
Impairment charge	-	-	748	35,331
Unconsolidated equity affiliates (4)	-	19,627	-	7,956
Interest income	-	-	(1,741)	(559)
Interest expense	-	-	11,337	6,424
Foreign currency exchange (gain) / loss, net	-	-	20,625	(30,159)
Change in fair value of derivatives	-	-	1,876	-
Other income	-	-	(167)	(312)
Total segment data	$156,589	$132,736	$63,156	$58,305

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) We acquired our Czech Republic operations in May 2005.
(3) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	Segment Net Revenues (1)		Segment EBITDA
	2006	2005	2006	2005
Country:
Croatia (NOVA TV)	$9,457	$12,607	$(7,081)	$(4,759)
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	96,861	47,767	42,335	28,287
Romania (3)	67,640	45,648	28,037	18,136
Slovak Republic (MARKIZA TV)	31,252	32,270	6,850	10,126
Slovenia (POP TV, KANAL A)	25,782	23,853	9,463	9,170
Ukraine (STUDIO 1+1, GRAVIS)	47,112	31,538	16,467	7,284
Total segment data	$278,104	$193,683	$96,071	$68,244

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$276,343	$161,413	$7,811	$25,258
Corporate operating costs	-	-	15,677	11,182
Depreciation of station property, plant and equipment	-	-	11,761	5,062
Amortization of broadcast licenses and other intangibles	-	-	8,952	1,933
Impairment charge	-	-	748	35,331
Unconsolidated equity affiliates (4)	1,761	32,270	(1,283)	10,126
Interest income	-	-	(3,194)	(1,638)
Interest expense	-	-	21,855	6,731
Foreign currency exchange (gain) / loss, net	-	-	31,487	(29,430)
Change in fair value of derivatives	-	-	1,876	-
Other expense	-	-	381	3,689
Total segment data	$278,104	$193,683	$96,071	$68,244

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) We acquired our Czech Republic operations in May 2005.
(3) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:
Croatia	$902	$598	$1,431	$1,216
Czech Republic (1)	5,883	2,382	11,408	2,382
Romania	1,137	773	2,364	1,614
Slovak Republic	877	469	2,348	934
Slovenia	810	524	1,540	983
Ukraine	1,070	428	1,799	800
Total	$10,679	$5,174	$20,890	$7,929

Reconciliation to condensed consolidated statement of operations:

Unconsolidated equity affiliates	-	(469)	(177)	(934)
Total consolidated depreciation and amortization	$10,679	$4,705	$20,713	$6,995
Represented as follows:
Depreciation of station property, plant & equipment	6,059	3,161	11,761	5,062
Amortization of broadcast licenses and other intangibles	4,620	1,544	8,952	1,933

(1) We acquired our Czech Republic operations in May 2005.

	June 30, 2006	December 31, 2005
Total assets (1):
Croatia	$23,205	$25,017
Czech Republic	1,097,927	1,018,253
Romania	169,371	123,699
Slovak Republic	71,805	41,873
Slovenia	67,683	62,926
Ukraine	75,601	49,438
Total segment assets	$1,505,592	$1,321,206

Reconciliation to condensed consolidated balance sheets:
Unconsolidated equity affiliates	-	(41,873)
Corporate	135,923	109,517
Total assets	$1,641,515	$1,388,850

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	June 30, 2006	December 31, 2005
Long-lived assets (1):
Croatia	$5,966	$6,264
Czech Republic	19,915	16,027
Romania	15,175	13,154
Slovak Republic	15,828	14,245
Slovenia	15,517	15,523
Ukraine	10,468	7,127
Total long-lived assets	$82,869	$72,340

Reconciliation to condensed consolidated balance sheets:
Unconsolidated equity affiliates	-	(14,245)
Corporate	2,044	802
Total long-lived assets	$84,913	$58,897

(1) Reflects property, plant and equipment

We do not rely on any single major customer or group of major customers. No customer accounts for more than 10% of revenue.

17. DISCONTINUED OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Income on disposal of discontinued operations	$-	$46	$-	$164
Tax on disposal of discontinued operations	1,277	(2,435)	(2,530)	(2,208)
Net income / (loss) from discontinued operations	$1,277	$(2,389)	$(2,530)	$(2,044)

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the years up to and including 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic for a payment of US$ 9.0 million. We expected to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore agreed to a minimum payment of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009.

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009. As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities we have provided for the shortfall. In our condensed consolidated statement of operations, we recognized a credit of US$ 1.3 million for the three months ended June 30, 2006 (charge of US$ 2.4 million for the three months ended June 30, 2005), and a charge of US$ 2.5 million for the six months ended June 30, 2006 (charge of US$ 2.2 million for the six months ended June 30, 2005).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

18. COMMITMENTS AND CONTINGENCIES

Commitments

a) Station Programming Rights Agreements

At June 30, 2006 and December 31, 2005, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

	June 30, 2006	December 31, 2005

Croatia	$2,322	$3,014
Czech Republic	21,056	22,812
Romania	16,581	14,073
Slovak Republic	4,095	-
Slovenia	2,687	3,080
Ukraine	8,605	8,864
Total	$55,346	$51,843

b) Operating Lease Commitments

For the six months ended June 30, 2006 and 2005 we incurred aggregate rent on all facilities of US$ 5.3 million and US$ 2.5 million, respectively. Future minimum operating lease payments at June 30, 2006 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

2006	$3,963
2007	1,887
2008	1,832
2009	898
2010	773
2011 and thereafter	394
Total	$9,747

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

c) Acquisition of minority shareholdings in Romania

Mr. Sarbu has the right to sell his 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a put price that will be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1.0% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter. As at June 30, 2006, we consider the fair value of the put option to be approximately US$ nil.

d) Other

Dutch tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the period through 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million. We expected to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance later rule that arbitration awards such as the one we received are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income but will not reduce our minimum payment commitments.

As at June 30, 2006 we provided US$ 3.2 million (US$ 2.2 million in non-current liabilities and US$ 1.0 million in current liabilities) (as at December 31, 2005: US$ 2.1 million (US$ 0.7 million in non-current liabilities and US$ 1.4 million in current liabilities)) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that is likely to fall due over this period from business operations, based on current business structures and economic conditions, and credited US$ 1.3 million for the three months ended June 30, 2006 and charged US$ 2.5 million for the six months ended June 30, 2006 through discontinued operations in our condensed consolidated statement of operations.

Czech Republic - Guarantee and Factoring of Trade Receivables

CET 21 and CME Media Services have a working capital credit facility of CZK 250.0 million (approximately US$ 11.2 million) with Ceska Sporitelna, a.s. that matures on October 31, 2006, which was fully drawn at June 30, 2006. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s.

CME Media Services has a factoring arrangement of CZK 600.0 million (approximately US$ 26.8 million) with Factoring Ceska Sporitelna, a.s., that bears interest for the period that actively assigned accounts receivable are outstanding. As at June 30, 2006, CZK 145.4 million (approximately US$ 6.5 million) was drawn under this arrangement.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Croatia

Global Communications Dispute

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 8.6 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 11.0 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim. We intend to appeal this judgment upon receipt of the court’s written decision and will continue to contest this case vigorously. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We intend to appeal this judgment upon receipt of this court's written decision and will continue to seek joinder of this claim with the OK counterclaim.

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we continue to dispute this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We have appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court. We do not expect the Croatia operations to suffer any significant loss or disruption as a consequence of this action.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic

Antimonopoly Office

At the end of 2005, the Office for the Protection of Economic Competition of the Czech Republic (the “Antimonopoly Office”) commenced an investigation into potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004. Without acknowledging any infringements alleged by the Antimonopoly Office, CET 21 agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. In March 2006, the Antimonopoly Office accepted a commitment from CET 21 to cure all the alleged legal defects in the relevant TV NOVA advertising agreements. In compliance with this commitment, CET 21 adopted a new form of advertising agreement which was approved by the Antimonopoly Office in April 2006. CET 21 anticipates that the Antimonopoly Office will terminate the investigation during the third quarter of 2006, once all of CET 21’s advertising agreements have been replaced by the new, approved, form of advertising agreement.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V.. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190.0 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29.0 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190.0 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim. Accordingly, we have made no provision for this claim in our condensed consolidated balance sheet as at June 30, 2006.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoisky is attempting to enforce what he alleges was a binding oral agreement with Mr. Rodnyansky to purchase the latter’s 70.0% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoisky on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoisky, Mr. Rodnyansky and Boris Fuchsmann for the acquisition by Mr. Kolomoisky of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyansky and Mr. Fuchsmann, subject to Mr. Kolomoisky assuming all of their obligations under our existing partnership arrangements. Following a series of initial hearings, a procedural matter was appealed to the Supreme Court of Ukraine. This appeal, which was filed in February 2006, is currently pending.  An acceptance of this appeal would automatically suspend proceedings in the district court in Kiev during the pendency of the appeal; however, the filing of such an appeal with the Supreme Court does not suspend proceedings. As a result, the hearings on the case in the district court have continued. These hearings are now at the final procedural stage of the closing speeches of the advocates of the three parties.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoisky and because any agreement in respect of the subject matter at issue, had it been concluded on an oral basis, would be invalid and unenforceable as a matter of Ukrainian law. Furthermore, any transfer would also breach Intermedia’s statutory and contractual consent and pre-emptive rights. In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyansky to Mr. Kolomoisky pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% beneficial interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoisky. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law came into force in March 2006. Our partners have acknowledged an obligation to restructure upon the entry into force of these amendments. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

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

The following summarizes the expiry dates of our television broadcasting licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.
Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017.
Romania	Licenses expire on dates ranging from October 2006 to July 2015.
Slovak Republic	The license of MARKIZA TV expires in September 2019.
Slovenia	The licenses of POP TV and KANAL A expire in August 2012.
Ukraine
The 15-hour license of STUDIO 1+1 expires in December 2006. In July 2006, the Ukrainian Media Council issued a decision to extend this license with the issuance of a new license subject to fulfilling two conditions (see Note 1 and Part II, Item 1A. Risk Factors) The license to broadcast for the remaining nine hours in off prime expires in August 2014. The three licenses held by Ukrpromtorg expire in November 2008, March 2010 and October 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

c) Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

Corporate law in the Central and Eastern European countries in which we have operations stipulates generally that dividends may be declared by shareholders, out of yearly profits, subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5% to 25%). The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together are less than 25% of consolidated net assets.

19. SUBSEQUENT EVENTS

Revolving loan agreement

On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 127.9 million) arranged by the European Bank for Reconstruction and Development (the “Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for up to EUR 50.0 million. Initial drawings up to EUR 100.0 million will be used for certain specified projects in Central and Eastern Europe.

Interest is three-month EURIBOR plus 2.75% on the drawn amount. The available amount of the Loan amortizes by 7.5% every six months from May 2008 to November 2009, then by 15% in May 2010 and November 2010; and by 40% in May 2011.

Covenants contained in the Loan are in line with those contained in our Senior Notes (see Note 5). In addition, the Loan’s covenants restrict us from making principal repayments of greater than US$ 20.0 million per year for the life of this Loan. This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

The Loan is a secured senior obligation and ranks pari passu with all existing and future senior indebtedness, including the Senior Notes, and is effectively subordinated to all existing and future indebtedness of our subsidiaries. The amount drawn is guaranteed by certain of our subsidiaries and is secured by a pledge of shares of those subsidiaries and an assignment of certain contractual rights. The terms of the Loan restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

Ukraine license

On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a ten-year period from January 1, 2007. Issuance of the license itself is subject to the payment of a fee of approximately UAH 5.9 million (approximately US$ 1.2 million), which has been paid, and the registration by October 1, 2006 of an amendment to the charter of Studio 1+1 to conform with recent amendments to the Ukrainian Media Law (see Part II, Item 1A Risk Factors).

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements
II.	Executive Summary
III.	Analysis of Segment Results
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates

I. Forward-looking Statements

This report contains forward-looking statements, including statements regarding the impact of legal proceedings in Ukraine, the renewal of our broadcasting license in Ukraine, the effect of additional investment in Croatia, the impact of the rationalization of our operations in the Czech Republic and the Slovak Republic, our ability to attract advertisers in the Czech Republic, our ability to develop and implement multi-channel strategies generally, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations, and other business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the general regulatory environments where we operate and application of relevant laws and regulations, the renewals of broadcasting licenses, the rate of development of advertising markets in countries where we operate, our ability to acquire necessary programming and the ability to attract audiences, our ability to obtain additional frequencies and licenses, and general market and economic conditions in these countries as well as in the United States and Western Europe.

The following discussion should be read in conjunction with the section entitled "Risk Factors" in Part II, Item 1A, in addition to our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Net revenues	$156,589	$113,109	$43,480
Operating income	44,033	6,862	37,171
Net income from continuing operations	7,245	27,848	(20,603)
Net income	$8,522	$25,459	$(16,937)

Index

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Net revenues	$276,343	$161,413	$114,930
Operating income	60,216	4,610	55,606
Net income / (loss) from continuing operations	(7,212)	19,554	(26,766)
Net (loss) / income	$(9,742)	$17,510	$(27,252)

The principal events for the three months ended June 30, 2006 are as follows:

•
In the three months ended June 30, 2006, we achieved a Segment EBITDA margin of 40% compared to 44% for the three months ended June 30, 2005 (Segment EBITDA is defined and reconciled to our consolidated US GAAP results in Part 1, Item 1, Note 16, "Segment Data").

•
On May 16, 2006, we completed the acquisition of the remaining 3.5% minority interests in CET 21, and so now own a 100.0% interest in our Czech Republic operations. On July 24, 2006, the corporate ownership structure of CET 21 was properly registered by the city court in Prague showing CME Media Enterprises B.V. and Vilja a.s. as the owners of 16.67% and 54.575%, respectively, of CET 21, with the vacant ownership interest of 28.755% reflected as being held by CET 21 itself.

•
In June 2006, Pro TV was granted nine additional broadcasting licenses, which will expand its technical reach to more than 80%, once roll out has been completed and it is the sole broadcaster that has been granted an HDTV license for Bucharest, Romania to test digital broadcasting.

•
The international version of Studio 1+1, "Studio 1+1 International" began broadcasting in the USA and Canada. Studio 1+1 International is a Ukrainian-language TV channel for people from Ukraine in the USA and Canada.

•	Moody’s Investor Service’s rating of both our corporate credit rating and the rating of our Senior Notes improved to Ba3 stable from B1 positive outlook, previously.

•
When we updated our medium-term forecast models at June 30, 2006, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. As a result of our analysis, we have recognized an impairment charge of US$ 0.7 million relating to goodwill.

Events that occurred subsequent to June 30, 2006 have been as follows:

•
On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a ten-year period from January 1, 2007. Issuance of the license itself is subject to the payment of a fee of approximately UAH 5.9 million (approximately US$ 1.2 million), which has been paid, and the registration by October 1, 2006 of an amendment to the charter of Studio 1+1 to conform with recent amendments to the Ukrainian Media Law (see Part II, Item 1A. Risk Factors).

•
On July 21, 2006, we entered into a five-year EUR 100.0 million revolving project loan facility, which, once fully drawn, can be repaid and then used as a revolving credit facility to further increase our financing flexibility and reduce our average cost of debt.

Index

Management Changes

•	On July 28, 2006, Michael Garin extended the term of his agreement to serve as Chief Executive Officer from 2008 to 2010.

•	On August 3, 2006, Robert E. Burke announced his intention to step down as the Company’s President and Chief Operating Officer effective October 1, 2006.

Future Developments

We will continue to pursue organic growth driven through the expansion of commercial advertising in our markets as consumer purchasing power grows. We will seek sub-regional efficiencies between our markets, to develop additional channels to expand our advertising inventory and target niche audiences and to seek new revenue opportunities in the creation and distribution of programming and in the new media sector. We will avail ourselves of opportunities that may arise to increase our interest in existing operations where we do not yet own 100%. We will also continue to expand our footprint into additional Central and Eastern European markets when financially prudent opportunities arise.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, Czech Republic, Romania, Slovak Republic, Slovenia and Ukraine.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the three and six months ended June 30, 2006 and 2005 see Part I, Item 1, Note 16.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

Index

SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended June 30, (US$ 000's)
	2006	(1)	2005	(1)
Segment Net Revenue
Croatia (NOVA TV)	$5,647	4%	$7,652	6%
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	56,312	35%	47,767	36%
Romania (3)	37,769	24%	26,592	20%
Slovak Republic (MARKIZA TV) (4)	20,046	13%	19,627	15%
Slovenia (POP TV, KANAL A)	15,555	10%	13,920	10%
Ukraine (STUDIO 1+1, GRAVIS)	21,260	14%	17,178	13%
Total Segment Net Revenue	$156,589	100%	$132,736	100%

Segment EBITDA
Croatia (NOVA TV)	$(2,639)	(4)%	$(1,337)	(2)%
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	29,509	47%	28,287	49%
Romania (3)	16,424	26%	11,974	20%
Slovak Republic (MARKIZA TV) (4)	7,827	12%	7,956	14%
Slovenia (POP TV, KANAL A)	6,430	10%	6,490	11%
Ukraine (STUDIO 1+1, GRAVIS)	5,605	9%	4,935	8%
Total Segment EBITDA	$63,156	100%	$58,305	100%

Segment EBITDA Margin (5)	40%		44%

(1) Percentage of Total Segment Net Revenue and Total Segment EBITDA.
(2) We acquired our Czech Republic operations in May 2005.
(3) Romania networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(5) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Index

SEGMENT FINANCIAL INFORMATION

	For the Six Months Ended June 30, (US$ 000's)
	2006	(1)	2005	(1)
Segment Net Revenue
Croatia (NOVA TV)	$9,457	4%	$12,607	6%
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	96,861	35%	47,767	25%
Romania (3)	67,640	24%	45,648	24%
Slovak Republic (MARKIZA TV) (4)	31,252	11%	32,270	17%
Slovenia (POP TV, KANAL A)	25,782	9%	23,853	12%
Ukraine (STUDIO 1+1, GRAVIS)	47,112	17%	31,538	16%
Total Segment Net Revenue	$278,104	100%	$193,683	100%

Segment EBITDA
Croatia (NOVA TV)	$(7,081)	(7)%	$(4,759)	(7)%
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	42,335	44%	28,287	41%
Romania (3)	28,037	29%	18,136	27%
Slovak Republic (MARKIZA TV) (4)	6,850	7%	10,126	15%
Slovenia (POP TV, KANAL A)	9,463	10%	9,170	13%
Ukraine (STUDIO 1+1, GRAVIS)	16,467	17%	7,284	11%
Total Segment EBITDA	$96,071	100%	$68,244	100%

Segment EBITDA Margin (5)	35%		35%

(1) Percentage of Total Segment Net Revenue and Total Segment EBITDA.
(2) We acquired our Czech Republic operations in May 2005.
(3) Romania networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(5) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Index

ANALYSIS BY GEOGRAPHIC SEGMENT

In the countries in which we operate, advertisers tend to allocate their television advertising budgets among channels based on each channel's audience share, audience demographic profile and pricing policy. We generally offer two different bases of pricing to our advertising customers. The first basis is cost per gross rating point (which we refer to as "GRP"). A GRP represents the percentage of audience (from the population over the age of four) reached by a television advertisement and the number of GRPs achieved for a defined time period is the product of the proportion of that total viewing population watching that television advertisement and the frequency that it is viewed (as measured (in all our markets) by international measurement agencies using peoplemeters). The second basis is rate-card, which reflects the timing and duration of an advertisement. Whether advertising is sold on a GRP basis or a rate-card basis depends on the dynamics of a particular market and our relative audience share.

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

When describing relative performance against other competitors in attracting audience we refer to ratings share, which represents the number of people watching a channel as a proportion of the total population, and audience share, which represents the share attracted by a channel of the total audience watching television.

For the purposes of our management discussion and analysis, total television advertising revenue net of rebates is referred to as ‘spot revenue’. Non-spot revenue refers to all other revenues, including those from sponsorship, game shows, program sales, text messaging, cable subscriptions and barter transactions. The total of spot revenue and non-spot revenue is equal to Segment Net Revenues.

(A) CROATIA

Market Background: We estimate that the television advertising market in Croatia grew by approximately 4% in local currency in 2005 and is expected to show single digit growth during 2006.

In the six months ended June 30, 2006, national all day audience share for NOVA TV (Croatia) remained in line with the six months ended June 30, 2005 at 14%. Our major competitors are the two state-owned channels HRT1 and HRT2, with national all day audience shares for the six months ended June 30, 2006 of 36% and 19%, respectively, and privately owned broadcaster RTL with 24%.

The average prime time ratings for NOVA TV (Croatia) increased from 6.1% in the six months ended June 30, 2005 to 6.9% in the six months ended June 30, 2006.

Index

In July 2005, we initiated a multi-year investment plan to develop our transmission infrastructure and improve the quality of our programming, particularly locally produced content, in order to secure a larger audience share and increased revenues. Under this plan, we anticipated that NOVA TV (Croatia) would approach Segment EBITDA breakeven in 2007. While the performance of NOVA TV (Croatia) in terms of audience share and ratings has recently shown improvement, this has not yet translated into increased revenues in the timescales and amounts we anticipated in July 2005. As a result, we presently expect that Segment EBITDA breakeven will be delayed at least one year against the plan.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

CROATIA SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$4,698	$5,292	$(594)
Non-spot revenues	949	2,360	(1,411)
Segment Net Revenues	$5,647	$7,652	$(2,005)

Segment EBITDA	$(2,639)	$(1,337)	$(1,302)
Segment EBITDA Margin	(47)%	(17)%	(30)%

•
Segment Net Revenues for the three months ended June 30, 2006 decreased by US$ 2.0 million, or 26% compared to the three months ended June 30, 2005. In local currency, Segment Net Revenues decreased by 27%. Spot revenues decreased by US$ 0.6 million, or 11%, due to lower volumes of GRPs sold as a result of competitor price reductions and the expiration of legacy deals.

Non-spot revenues decreased by US$ 1.4 million, or 60%, due to decreased levels of sponsorship and lower levels of barter revenues as some contracts were forgone in accordance with our policy to minimize barter transactions.

•
Segment EBITDA for the three months ended June 30, 2006 was a loss of US$ 2.6 million compared to a loss of US$ 1.3 million in the three months ended June 30, 2005. In local currency, Segment EBITDA decreased by 86%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2006 decreased by US$ 0.7 million, or 8%, compared to the three months ended June 30, 2005. Cost of programming decreased by US$ 0.3 million, or 6%. Other operating costs increased by US$ 0.6 million, or 26%, due to increased transmission costs as a result of increased transmitter coverage, and increased salaries due to higher headcount. Selling, general and administrative expenses decreased by US$ 1.0 million, or 45%, in the period ended June 30, 2006 primarily on account of one-time consultancy fees and commissions in 2005 relating to program acquisitions for previous periods which amounted to US$ 0.7 million.

Index

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

CROATIA SEGMENT FINANCIAL INFORMATION

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$7,751	$8,558	$(807)
Non-spot revenues	1,706	4,049	(2,343)
Segment Net Revenues	$9,457	$12,607	$(3,150)

Segment EBITDA	$(7,081)	$(4,759)	$(2,322)
Segment EBITDA Margin	(75)%	(38)%	(37)%

•
Segment Net Revenues for the six months ended June 30, 2006 decreased by US$ 3.2 million, or 25%, compared to the six months ended June 30, 2005. In local currency, Segment Net Revenues decreased by 23%. Spot revenues decreased by US$ 0.8 million, or 9%, due to a lower volume of GRPs sold due to competitor price reductions and the expiration of legacy deals. The volume loss to revenue was in part offset by price increases.

Non-spot revenues decreased by US$ 2.3 million, or 58%, mainly due to decreased levels of sponsorship. Lower levels of barter revenues also contributed to this fall as some contracts were forgone in accordance with our policy to minimize barter transactions.

•
Segment EBITDA for the six months ended June 30, 2006 was a loss of US$ 7.1 million compared to a loss of US$ 4.8 million in the six months ended June 30, 2005. In local currency, Segment EBITDA decreased by 53%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2006 decreased by US$ 0.8 million, or 5%, compared to the six months ended June 30, 2005. Cost of programming decreased by US$ 0.8 million, or 9%, due to a delay in airing certain productions. Other operating costs increased by US$ 1.0 million, or 21%, due to increased transmission costs as a result of increased transmitter coverage, increased salaries as a result of higher headcount, and increased marketing and selling costs due to increased promotional efforts. Selling, general and administrative expenses decreased by US$ 1.0 million, or 26%, in the period ended June 30, 2006, primarily on account of one-time consultancy fees and commissions in 2005 relating to program acquisitions for previous periods which amounted to US$ 0.7 million.

(B) CZECH REPUBLIC

Market Background: We acquired our Czech Republic operations on May 2, 2005. We have reassessed the net television advertising market in Czech Republic and now believe this was approximately US$ 290.0 million in 2005. During 2005 the television advertising market in the Czech Republic grew by approximately 4% in local currency. We expect the television advertising market to show low single digit growth in 2006.

During the first quarter of 2006, we announced a new advertising sales strategy based on our belief that growth in the television advertising market in the Czech Republic has been impeded over the past several years due to broadcasters focusing on obtaining an increased share of revenues committed to television advertising rather than fostering market growth by focusing on maximizing value received from the sale of GRPs. The focus of the TV Nova (Czech Republic) group is now on the development of advertising revenues over the medium term by supporting and then capturing market growth through a more sophisticated pricing policy. In conjunction with this advertising strategy, the TV Nova (Czech Republic) group is initiating a series of measures to reduce the costs of its operations, including the cancellation of poorly performing formats and reductions in operational costs. Under this multi-year cost reduction program, we anticipate that our cost savings will be partially offset by one-time charges during its implementation.

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

A fundamental component of this strategy is continued strong audience share and ratings for TV NOVA (Czech Republic), which have been maintained since the new pricing policy was implemented on April 1, 2006. During the six months ended June 30, 2006, the national all day audience share of TV NOVA (Czech Republic) remained constant at approximately 42% as compared with the six months ended June 30, 2005 and that of TV Prima, fell from 22% to 20%, CT1 remained constant at 21% while the national all day audience share of CT2 grew from 9% to 11%. The increase in audience share of CT2 in the six months ended June 30, 2006 was due to the periods of broadcast of the Winter Olympics in February, World Ice Hockey Championship in May and the Soccer World Cup in June.

The average prime time ratings for TV NOVA (Czech Republic) decreased from 18.5% in the six months ended June 30, 2005 to 17.8% in the six months ended June 30, 2006. Again, CT2 was the primary beneficiary due to the broadcasts of the sports events described above.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005*	Movement

Spot revenues	$49,390	$42,542	$6,848
Non-spot revenues	6,922	5,225	1,697
Segment Net Revenues	$56,312	$47,767	$8,545

Segment EBITDA	$29,509	$28,287	$1,222
Segment EBITDA Margin	52%	59%	(7)%
* From May 2, 2005 only

•
Segment Net Revenues for the three months ended June 30, 2006 were US$ 56.3 million. We acquired the TV Nova (Czech Republic) group on May 2, 2005 and accordingly our results of operations for the three months ended June 30, 2005 reflect our ownership from that date. Based on management estimates, we believe that net revenues for the full three months ended June 30, 2005, including the period prior to our ownership from April 1, 2005 through May 1, 2005, were approximately US$ 73.1 million. The decrease in the segment net revenues in the three months ended June 30, 2006 can be primarily attributed to the initial effects of our new advertising sales strategy which led to a decrease in the number of GRPs sold.

•
Segment EBITDA for the three months ended June 30, 2006 was US$ 29.5 million. Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2006 included US$ 15.7 million of costs of programming, US$ 6.7 million of other operating costs and US$ 4.4 million of selling, general and administrative expenses. Based on management estimates, we believe that Segment EBITDA for the full three months ended June 30, 2005, including the period prior to our ownership from April 1, 2005 through May 1, 2005, was approximately US$ 40.4 million.

Index

Six months ended June 30, 2006

CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005*	Movement

Spot revenues	$82,833	$42,542	$40,291
Non-spot revenues	14,028	5,225	8,803
Segment Net Revenues	$96,861	$47,767	$49,094

Segment EBITDA	$42,335	$28,287	$14,048
Segment EBITDA Margin	44%	59%	(15)%
* From May 2, 2005 only

•
Segment Net Revenues for the six months ended June 30, 2006 were US$ 96.9 million. We acquired the TV Nova (Czech Republic) group on May 2, 2005 and accordingly our results of operations for the six months ended June 30, 2005 reflect our ownership from that date. Based on management estimates, we believe that net revenues for the full six months ended June 30, 2005, including the period prior to our ownership from April 1, 2005 through May 1, 2005 were approximately US$ 128.8 million. This decrease can be primarily attributed to the initial reaction of advertisers to the implementation of our new sales policy which, led to a decrease in the number of GRPs sold.

•
Segment EBITDA for the six months ended June 30, 2006 was US$ 42.3 million. Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2006 included US$ 31.7 million of costs of programming, US$ 12.7 million of other operating costs and US$ 10.1 million of selling, general and administrative expenses. Based on management estimates, we believe that Segment EBITDA for the full six months ended June 30, 2005, including the period prior to our ownership from April 1, 2005 through May 1, 2005, was approximately US$ 67.6 million.

(C) ROMANIA

Market Background: Romania continues to be one of the fastest growing economies in Central and Eastern Europe. We estimate the television advertising market in Romania grew approximately 36% during 2005. We expect the television advertising market to show continued growth in the range of 30% to 40% in 2006.

The combined national all day audience share of our three channels for the six months ended June 30, 2006 remained in line with the six months ended June 30, 2005 at 25%. The major competitors are the two state-owned channels TVR1 and TVR2, with national all day audience shares for the six months ended June 30, 2006 of 17% and 5%, respectively, and privately owned broadcaster Antena 1 with 15%.

The combined average prime time ratings for our channels for the six months ended June 30, 2006 were 11.3% compared to 11.0% for the six months ended June 30, 2005.

Index

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

ROMANIA SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$35,735	$25,269	$10,466
Non-spot revenues	2,034	1,323	711
Segment Net Revenues	$37,769	$26,592	$11,177

Segment EBITDA	$16,424	$11,974	$4,450
Segment EBITDA Margin	43%	45%	(2)%

•
Segment Net Revenues for the three months ended June 30, 2006 increased by US$ 11.2 million, or 42%, compared to the three months ended June 30, 2005. Spot revenues increased by US$ 10.5 million, or 41%, driven by an increase in the number GRPs sold across our three-channel operation compared to the three months ended June 30, 2005 and double-digit rate growth in revenues in each of our channels.

Non-spot revenue increased by US$ 0.7 million, or 54%, principally due to increased cable tariff revenue.

•
Segment EBITDA for the three months ended June 30, 2006 increased by US$ 4.5 million, or 37%, compared to the three months ended June 30, 2005, resulting in an EBITDA margin of 43%, compared to the 45% EBITDA margin delivered in the prior year.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2006 increased by US$ 6.7 million, or 46%, compared to the three months ended June 30, 2005. Cost of programming grew by US$ 4.2 million, or 47%, due to an increase in programming syndication of US$ 1.8 million and an increase in production expenses of US$ 2.4 million. Other operating costs increased by US$ 1.4 million, or 34%, mainly due to an increase in salary costs. Selling, general and administrative expenses increased by US$ 1.1 million, or 76%, primarily due to an increase in consultancy fees of US$ 0.3 million and an increase in bad debt expenses of US$ 0.3 million.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

ROMANIA SEGMENT FINANCIAL INFORMATION

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$63,870	$43,162	$20,708
Non-spot revenues	3,770	2,486	1,284
Segment Net Revenues	$67,640	$45,648	$21,992

Segment EBITDA	$28,037	$18,136	$9,901
Segment EBITDA Margin	41%	40%	1%

Index

•
Segment Net Revenues for the six months ended June 30, 2006 increased by US$ 22.0 million, or 48%, compared to the six months ended June 30, 2005. Spot revenues increased by US$ 20.7 million, or 48%, driven by an increase in the number GRPs sold across our three-channel operation compared to the six months ended June 30, 2005 and double-digit rate growth in revenues in each of our channels.

Non-spot revenue increased by US$ 1.3 million, or 52%, principally due to increased cable tariff revenue.

•
Segment EBITDA for the six months ended June 30, 2006 increased by US$ 9.9 million, or 55%, compared to the six months ended June 30, 2005, resulting in an EBITDA margin of 41%, compared to 40% in the six months ended June 30, 2005.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2006 increased by US$ 12.1 million, or 44%, compared to the six months ended June 30, 2005. Cost of programming grew by US$ 8.8 million, or 55%, due to increased programming syndication of US$ 4.7 million and an increase in production expenses of US$ 4.1 million. Other operating costs increased by US$ 2.3 million, or 30%, mainly due to an increase in salary costs. Selling, general and administrative expenses increased by US$ 1.0 million, or 26%, primarily due to an increase in consulting fees of US$ 0.3 million.

(D) SLOVAK REPUBLIC

Market Background: We estimate that the television advertising market in the Slovak Republic grew by approximately 4% in local currency in 2005. We anticipate that the television advertising market will show single digit growth in 2006.

On January 23, 2006, we acquired control of our Slovak operations and increased our economic interest from 70% to 80%. We have made a number of senior management changes and are pursuing improvements in the effectiveness of our operations in the Slovak Republic and have begun implementing measures to improve programming quality and reduce operating expenses.

MARKIZA TV is the leading channel in the Slovak Republic. National all day audience share for the six months ended June 30, 2006 was 32%, compared to 34% for the six months ended June 30, 2005. The major competitor is the state-owned channel STV1, with a national all day audience share of 19% for the six months ended June 30, 2006. The national all day audience share of TV JOJ, the only other significant privately owned channel, was 16% for the six months ended June 30, 2006.

The average prime time ratings for MARKIZA TV for the six months ended June 30, 2006 were 13.5% compared to 15.5% in the six months ended June 30, 2005. Prime time ratings for the whole market fell from 42.4% in the six months ended June 30, 2005 to 40.1% in the six months ended June 30, 2006.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$19,182	$18,126	$1,056
Non-spot revenues	864	1,501	(637)
Segment Net Revenues	$20,046	$19,627	$419

Segment EBITDA	$7,827	$7,956	$(129)
Segment EBITDA Margin	39%	41%	(2)%

Index

•
Segment Net Revenues for the three months ended June 30, 2006 increased by US$ 0.4 million, or 2%, compared to the three months ended June 30, 2005. This was primarily due to an increase of US$ 1.0 million in spot revenue, partially offset by a reduction in non-spot revenue of US$ 0.6 million. The increase in spot revenue was due to increased prices. In local currency, Segment Net Revenues decreased by 1%.

Non-spot revenues for the three months ended June 30, 2006 fell by 42% compared to the three months ended June 30, 2005, due to higher revenues in 2005 from telephone voting sales related to the success of the reality show “Mojsejovci” in 2005.

•	Segment EBITDA for the three months ended June 30, 2006 fell by US$ 0.1 million, or 2%, from US$ 8.0 million in the three months ended June 30, 2005. In local currency, Segment EBITDA increased by 1%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2006 increased by US$ 0.5 million, or 5%, compared to the three months ended June 30, 2005. Cost of programming increased by US$ 0.5 million, or 7%, due to an increase in the volume of higher cost local productions. Other operating costs increased by US$ 0.3 million, or 7%, due primarily to redundancy payments and increases in salaries for new management. Selling, general and administrative expenses were lower by US$ 0.3 million, or 14%, due to savings in overheads compared to the same period last year.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$29,496	$29,960	$(464)
Non-spot revenues	1,756	2,310	(554)
Segment Net Revenues	$31,252	$32,270	$(1,018)

Segment EBITDA	$6,850	$10,126	$(3,276)
Segment EBITDA Margin	22%	31%	(9)%

•
Segment Net Revenues for the six months ended June 30, 2006 decreased by US$ 1.0 million, or 3%, compared to the six months ended June 30, 2005. This was due to a decline of US$ 0.5 million, or 2%, in the spot revenue and a decline of US$ 0.5 million, or 24%, in non-spot revenue. The fall in spot revenue was due to a relatively slow start to 2006, following a weak fourth quarter in 2005. In local currency, Segment Net Revenues decreased by 2%.

Non-spot revenues for the six months ended June 30, 2006 fell by 24% compared to the six months ended June 30, 2005, due to higher revenues in 2005 from telephone voting sales related to the success of the reality show “Mojsejovci” in 2005.

•	Segment EBITDA for the six months ended June 30, 2006 decreased by US$ 3.3 million, or 32%, compared to the six months ended June 30, 2005. In local currency, Segment EBITDA decreased by 31%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2006 increased by US$ 2.3 million, or 10%, compared to the six months ended June 30, 2005. Cost of programming increased by US$ 2.9 million, or 25%, due to an increase in the volume of higher cost local productions and write-off costs for an unsuccessful show of US$ 0.4 million. Other operating costs increased by US$ 0.4 million, or 5%. Selling, general and administrative expenses were lower by US$ 1.0 million, or 23%, due to savings in facilities and overheads compared to the six months ended June 30, 2005.

Index

(E) SLOVENIA

Market Background: We estimate the television advertising market in Slovenia grew by approximately 2% in local currency during 2005. We expect the television advertising market to show low single digit growth in 2006.

The combined national all day audience share of our two channels has increased from 36% in the six months ended June 30, 2005 to 37% in the six months ended June 30, 2006. The major competitors are state-owned channels SLO1 and SLO2, with national all day audience shares for the six months ended June 30, 2006 of 23% and 11%, respectively.

The combined average prime time ratings for our channels for the six months ended June 30, 2006 were 15.0% compared to 14.1% for the six months ended June 30, 2005.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

SLOVENIA SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$14,934	$13,288	$1,646
Non-spot revenues	621	632	(11)
Segment Net Revenues	$15,555	$13,920	$1,635

Segment EBITDA	$6,430	$6,490	$(60)
Segment EBITDA Margin	41%	47%	(6)%

•
Segment Net Revenues for the three months ended June 30, 2006 increased by US$ 1.6 million, or 12%, compared to the three months ended June 30, 2005. Spot revenue increased by US$ 1.6 million, or 12%, in the three months ended June 30, 2006, and non-spot revenue remained in line with the three months ended June 30, 2005. In local currency, Segment Net Revenues increased by 13%.

Spot revenue increased by 12% as our operations continued to benefit from a strong ratings performance which led to an increase in the volume of spots sold across our two channels.

•
Segment EBITDA for the three months ended June 30, 2006 remained in line with the three months ended June 30, 2005. EBITDA margin decreased from 47% for the three months ended June 30, 2005 to 41% for the three months ended June 30, 2006. In local currency, Segment EBITDA increased by 1%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2006 increased by US$ 1.7 million, or 23%, compared to the three months ended June 30, 2005. Cost of programming increased by US$ 1.1 million, or 34%, primarily due to costs associated with showing the Soccer World Cup. Other operating costs increased by US$ 0.3 million, and selling and general and administrative expenses increased by US$ 0.3 million, compared with the same period in the previous year.

Index

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

SLOVENIA SEGMENT FINANCIAL INFORMATION

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$24,675	$22,698	$1,977
Non-spot revenues	1,107	1,155	(48)
Segment Net Revenues	$25,782	$23,853	$1,929

Segment EBITDA	$9,463	$9,170	$293
Segment EBITDA Margin	37%	38%	(1)%

•
Segment Net Revenues for the six months ended June 30, 2006 increased by US$ 1.9 million, or 8%, compared to the six months ended June 30, 2005. Spot revenue increased by US$ 2.0 million, or 9%, in the six months ended June 30, 2006, and non-spot revenue remained in line with the comparable period last year. In local currency, Segment Net Revenues increased by 13%.

Spot revenue increased by 9% as our operations continued to benefit from ratings performance which led to an increase in GRPs sold across our two channels.

•
Segment EBITDA for the six months ended June 30, 2006 increased by US$ 0.3 million, or 3%, compared to the six months ended June 30, 2005. EBITDA margin decreased from 38% for the period ended June 30, 2005 to 37% in the same period in 2006. In local currency, Segment EBITDA increased by 8%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2006 increased by US$ 1.6 million, or 11%, compared to the six months ended June 30, 2005. Cost of programming increased by US$ 1.0 million, or 16%, primarily due to costs associated with showing the Soccer World Cup. Other operating costs increased by US$ 0.3 million,, and selling, general and administrative expenses increased by US$ 0.3 million, compared with the same period in the previous year.

(F) UKRAINE

Market Background: We estimate that the television advertising market in Ukraine, where sales are denominated primarily in US dollars, showed growth of approximately 38% in 2005. We have reassessed the net television advertising market in Ukraine and estimate that this was approximately US$ 280.0 million in 2005. It is expected that the television advertising market will continue to grow between 25% and 35% during 2006.

STUDIO 1+1 had a national all day audience share of 19% for the six months ended June 30, 2006 compared to 20% in the six months ended June 30, 2005. Our competitors include: Inter, with a national all day audience share of 21%, Novi Kanal, with 9%, ICTV with 7%, and STB with 6%.

Index

The average prime time ratings for our STUDIO 1+1 for the six months ended June 30, 2006 were 9.1% compared to 8.2% for the six months ended June 30, 2005.

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), owner of 92.2% of Gravis LLC, which operates the GRAVIS channel and CHANNEL 7 in Kiev. The results of Ukrpromtorg for the period since acquisition were not significant to the results of our Ukraine operations for the six months ended June 30, 2006.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

UKRAINE SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$17,794	$15,426	$2,368
Non-spot revenues	3,466	1,752	1,714
Segment Net Revenues	$21,260	$17,178	$4,082

Segment EBITDA	$5,605	$4,935	$670
Segment EBITDA Margin	26%	29%	(3)%

•	Segment Net Revenues for the three months ended June 30, 2006 increased by US$ 4.1 million, or 24%, compared to the three months ended June 30, 2005.

Spot revenues for the three months ended June 30, 2006 grew US$ 2.4 million, or 15%, compared to the three months ended June 30, 2005. This reflects a cautious market environment arising after the March 2006 elections and aggressive pricing by competitors.

Significant growth of US$ 1.7 million, or 98%, in non-spot revenues in the three months ended June 30, 2006 is due to increases in program sponsorship.

•
Segment EBITDA for the three months ended June 30, 2006 increased by US$ 0.7 million, or 13%, compared to the three months ended June 30, 2005. EBITDA margin decreased from 29% in the three months ended June 30, 2005, to 26% in the three months ended June 30, 2006.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2006 increased by US$ 3.4 million, or 28%, compared to the three months ended June 30, 2005. Cost of programming grew by US$ 2.2 million, or 33%, principally due to price inflation for Russian series, which are essential to maintaining strong ratings. Other operating costs increased by US$ 0.6 million, or 20%, due to increases in staff costs as a result of the restructuring of independent contractor arrangements. Selling, general and administrative expenses increased by US$ 0.6 million, or 23%, compared with the same period in the previous year.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

UKRAINE SEGMENT FINANCIAL INFORMATION

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$40,896	$27,433	$13,463
Non-spot revenues	6,216	4,105	2,111
Segment Net Revenues	$47,112	$31,538	$15,574

Segment EBITDA	$16,467	$7,284	$9,183
Segment EBITDA Margin	35%	23%	12%

Index

•
Segment Net Revenues for the six months ended June 30, 2006 increased by US$ 15.6 million, or 49%, compared to the six months ended June 30, 2005. Spot revenue increased by US$ 13.5 million, or 49%, and non-spot revenue increased by US$ 2.1 million, or 51%.

In the six months ended June 30, 2006, spot revenue increased by 49%, due to political advertising in advance of the March 26, 2006 parliamentary elections which added approximately US$ 8.6 million to spot revenues over and above ordinary commercial activity. Underlying spot revenue grew by US$ 4.9 million, or 18%. There has been a cautious market environment since the March 2006 elections and aggressive pricing by competitors.

Non-spot revenue has grown US$ 2.1 million, or 51%, compared to the six months ended June 30, 2005 primarily due to program sponsorship. Included within non-spot revenues for 2005 is a one-time sale of programming of US$ 1.1 million.

•
Segment EBITDA for the six months ended June 30, 2006 increased by US$ 9.2 million, or 126%, compared to the six months ended June 30, 2005. EBITDA margin increased from 23% for the period ended June 30, 2005 to 35% in the same period of 2006.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2006 increased by US$ 6.4 million, or 26%, compared to the six months ended June 30, 2005. Cost of programming grew by US$ 3.1 million, or 21%, due to price inflation for Russian series. Other operating costs increased by US$ 2.1 million, or 39%, primarily due to increases in staff costs as a result of the restructuring of independent contractor arrangements. Selling, general and administrative expenses have increased by US$ 1.2 million, or 28%, including US$ 0.3 million of additional costs of increased rental space, and US$ 0.2 million of higher consultancy costs, compared with the same period in the previous year.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and six months ended June 30, 2006 and 2005 are as follows:

COST OF PROGRAMMING

	For the Three Months Ended June 30, (US$ 000’s)		For the Six Months Ended June 30, (US$ 000’s)
	2006	2005	2006	2005

Production expenses	$26,045	$14,644	$49,020	$23,467
Program amortization	26,805	17,437	52,248	30,936
Cost of programming	$52,850	$32,081	$101,268	$54,403

The amortization of acquired programming for each of our consolidated operations for the three and six months ended June 30, 2006 and 2005 and for the Slovak Republic (MARKIZA TV), which has been consolidated from January 23, 2006, is set out in the table below. For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming is reflected within net cash generated from continuing operating activities in our condensed consolidated statement of cash flows.

Index

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING

	For the Three Months Ended June 30, (US$ 000’s)		For the Six Months Ended June 30, (US$ 000’s)
	2006	2005	2006	2005
Program amortization:
Croatia (NOVA TV)	$3,472	$3,849	$6,890	$7,700
Czech Republic (TV NOVA)	6,506	2,949	13,889	2,949
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	7,074	5,273	13,790	9,145
Slovenia (POP TV and KANAL A)	1,788	1,059	3,205	2,227
Ukraine (STUDIO 1+1)	6,058	4,307	12,131	8,915
	$24,898	$17,437	$49,905	$30,936
Slovak Republic (MARKIZA TV)	1,907	1,851	2,343	3,232
	$26,805	$19,288	$52,248	$34,168
Cash paid for programming:
Croatia (NOVA TV)	$3,232	$2,522	$7,598	$5,479
Czech Republic (TV NOVA)	4,277	6,808	16,213	6,808
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	10,789	11,041	17,395	19,610
Slovak Republic (MARKIZA TV)	2,263	2,247	5,542	5,249
Slovenia (POP TV and KANAL A)	1,680	1,609	3,499	2,880
Ukraine (STUDIO 1+1)	5,710	7,550	13,797	10,776
	$27,951	$31,777	$64,044	$50,802

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 20.8 million, or 65%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to:

•
An additional US$ 7.0 million of programming costs from our Czech Republic operations, which are being included for the entire three-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 6.5 million of programming costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 4.2 million of additional programming costs from our Romania operations;

•	US$ 1.1 million of additional programming costs from our Slovenia operations; and

•	US$ 2.2 million of additional programming costs from our Ukraine operations.

Index

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 46.9 million, or 86%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to:

•
An additional US$ 23.1 million of programming costs from our Czech Republic operations, which are included for the entire six-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 11.7 million of programming costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 8.8 million of additional programming costs from our Romania operations; and

•	US$ 3.1 million of additional programming costs from our Ukraine operations.

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

CONSOLIDATED NET REVENUES

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Croatia	$5,647	$7,652	$(2,005)
Czech Republic	56,312	47,767	8,545
Romania	37,769	26,592	11,177
Slovak Republic	20,046	-	20,046
Slovenia	15,555	13,920	1,635
Ukraine	21,260	17,178	4,082
Total Consolidated Net Revenues	$156,589	$113,109	$43,480

Our consolidated net revenues increased by US$ 43.5 million, or 38%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to:

•	An additional US$ 8.6 million of net revenues from our Czech Republic operations which are being included for the entire three-month period rather than for the period from acquisition on May 2, 2005;

•	US$ 20.0 million of net revenues from our Slovak Republic operations, which had previously been accounted for as an equity affiliate;

•	US$ 2.0 million decrease in net revenues from our Croatia operations, as described in "Item 2, III. Analysis of Segment Results";

•	US$ 11.2 million increase in net revenues from our Romania operations as described in "Item 2, III. Analysis of Segment Results";

•	US$ 1.6 million increase in net revenues from our Slovenia operations as described in “Item 2, III. Analysis of Segment Results"; and

•	US$ 4.1 million increase in net revenues from our Ukraine operations as described in "Item 2, III. Analysis of Segment Results".

Index

IV (b) Net Revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

CONSOLIDATED NET REVENUES

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Croatia	$9,457	$12,607	$(3,150)
Czech Republic	96,861	47,767	49,094
Romania	67,640	45,648	21,992
Slovak Republic *	29,491	-	29,491
Slovenia	25,782	23,853	1,929
Ukraine	47,112	31,538	15,574
Total Consolidated Net Revenues	$276,343	$161,413	$114,930
* From January 24, 2006 only.

Our consolidated net revenues for the six months ended June 30, 2006 increased by US$ 114.9 million, or 71%, compared to the six months ended June 30, 2005 due to:

•
An additional US$ 49.1 million of net revenues from our Czech Republic operations which are included for the entire six-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 29.5 million of net revenues from our Slovak Republic operations for the period from acquisition on January 23, 2006, which had previously been accounted for as an equity affiliate;

•	US$ 3.2 million decrease in net revenues from our Croatia operations, as described in "Item 2, III. Analysis of Segment Results";

•	US$ 22.0 million increase in net revenues from our Romania operations as described in "Item 2, III. Analysis of Segment Results";

•	US$ 1.9 million increase in net revenues from our Slovenia operations as described in “Item 2, III. Analysis of Segment Results"; and

•	US$ 15.6 million increase in net revenues from our Ukraine operations as described in "Item 2, III. Analysis of Segment Results".

IV (c) Cost of Revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

CONSOLIDATED COST OF REVENUES

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Operating costs	$26,042	$18,117	$7,925
Cost of programming	52,850	32,081	20,769
Depreciation of station property, plant and equipment	6,059	3,161	2,898
Amortization of broadcast licenses and other intangibles	4,620	1,544	3,076
Total Consolidated Cost of Revenues	$89,571	$54,903	$34,668

Index

Total consolidated cost of revenues increased by US$ 34.7 million, or 63%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and is analyzed by component below:

Operating costs: Total consolidated operating costs increased by US$ 7.9 million, or 44% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to:

•
An additional US$ 1.2 million of operating costs from our Czech Republic operations, which are included for the entire three-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 3.8 million of operating costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 1.4 million of additional operating costs from our Romania operations;

•	US$ 0.6 million of additional operating costs from our Ukraine operations;

•	US$ 0.6 million of additional operating costs from our Croatia operations; and

•	US$ 0.3 million of additional operating costs from our Slovenia operations.

Cost of programming: See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment: Total consolidated depreciation of property, plant and equipment increased by US$ 2.9 million, or 92%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due primarily to:

•
An additional US$ 0.9 million of depreciation from our Czech Republic operations, which are included for the entire three-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 0.7 million of depreciation from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate; and

•	Increased capital investment in our other segments.

Amortization of broadcast licenses and other intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 3.1 million, or 199%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to:

•
An additional US$ 2.6 million of amortization from our Czech Republic operations, which are included for the entire three-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	An additional US$ 0.1 million from our increased investment in our Romania operations; and

•	US$ 0.2 million of amortization from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate.

Index

IV (d) Cost of Revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

CONSOLIDATED COST OF REVENUES

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Operating costs	$49,014	$29,402	$19,612
Cost of programming	101,268	54,403	46,865
Depreciation of station property, plant and equipment	11,761	5,062	6,699
Amortization of broadcast licenses and other intangibles	8,952	1,933	7,019
Total Consolidated Cost of Revenues	$170,995	$90,800	$80,195

Total consolidated cost of revenues increased by US$ 80.2 million, or 88%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and is analyzed by component below:

Operating costs: Total consolidated operating costs increased by US$ 19.6 million, or 67%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to:

•
An additional US$ 7.2 million of operating costs from our Czech Republic operations, which are included for the entire six-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 6.7 million of operating costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 2.3 million of additional operating costs from our Romania operations;

•	US$ 2.1 million of additional operating costs from our Ukraine operations; and

•	US$ 1.0 million of additional operating costs from our Croatia operations.

Cost of programming: See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment: Total consolidated depreciation of property, plant and equipment increased by US$ 6.7 million, or 132%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to:

•	US$ 1.8 million of depreciation from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

Index

•
An additional US$ 2.6 million of depreciation from our Czech Republic operations, which are included for the entire six-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 0.6 million additional depreciation of property plant and equipment from our Romania operations due to increased capital investment;

•	US$ 0.9 million additional depreciation of property plant and equipment from our Ukraine operations due to increased capital investment; and

•	US$ 0.7 million additional depreciation of property plant and equipment from our Slovenia operations due to increased capital investment.

Amortization of broadcast licenses and other intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 7.0 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to:

•
An additional US$ 6.4 million of amortization from our Czech Republic operations, which are included for the entire six-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 0.4 million of amortization from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 0.1 million of amortization from our Romania operations following our acquisitions of increased stakes in 2005 and 2006; and

•	US$ 0.1 million of amortization from our Ukraine operations following our acquisitions of increased stakes in 2006.

IV (e) Station Selling, General and Administrative Expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Croatia	$1,248	$2,257	$(1,009)
Czech Republic	4,388	5,306	(918)
Romania	2,646	1,502	1,144
Slovak Republic	1,894	-	1,894
Slovenia	1,271	975	296
Ukraine	3,094	2,522	572
Total Consolidated Station Selling, General and Administrative Expenses	$14,541	$12,562	$1,979

Total consolidated station selling, general and administrative expenses increased by US$ 2.0 million, or 16%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to:

•	A US$ 1.1 million increase in station selling, general and administrative expenses of our Romanian operations;

Index

•
US$ 1.9 million of station selling, general and administrative expenses from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate; and

•	A US$ 0.6 million increase in the station selling, general and administrative expenses of our Ukraine operations.

Partially offset by:

•	A US$ 1.0 million decrease in the station selling, general and administrative expenses of our Croatia operations; and

•	A US$ 0.9 million decrease in the station selling, general and administrative expenses of our Czech Republic operations.

IV (f) Station Selling, General and Administrative Expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Croatia	$2,790	$3,778	$(988)
Czech Republic	10,065	5,306	4,759
Romania	4,810	3,809	1,001
Slovak Republic	2,913	-	2,913
Slovenia	2,484	2,179	305
Ukraine	5,645	4,418	1,227
Total Consolidated Station Selling, General and Administrative Expenses	$28,707	$19,490	$9,217

Total consolidated station selling, general and administrative expenses increased by US$ 9.2 million, or 47%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to:

•
An additional US$ 4.8 million of station selling, general and administrative expenses from our Czech Republic operations, which are included for the entire six-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

•
US$ 2.9 million of station selling, general and administrative expenses from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	A US$ 1.0 million increase in the station selling, general and administrative expenses of our Romania operations; and

•	A US$ 1.2 million increase in the station selling, general and administrative expenses of our Ukraine operations.

Partially offset by:

•	A US$ 1.0 million decrease in station selling, general and administrative expenses of our Croatia operations.

Index

IV (g) Corporate Operating Costs for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

CORPORATE OPERATING COSTS

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Corporate operating costs (excluding stock-based compensation)	$6,966	$4,862	$2,104
Stock-based compensation	730	(1,411)	2,141
Corporate Operating Costs	$7,696	$3,451	$4,245

Corporate operating costs (excluding stock-based compensation) increased by US$ 2.1 million, or 43%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to:

•	An increase in professional fees of US$ 0.6 million in the three months ended June 30, 2006 compared to the three months ended June 30, 2005; and

•	An increase in staff-related costs of US$ 0.4 million in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Stock-based compensation for the three months ended June 30, 2006 was a charge of US$ 0.7 million compared to a credit of US$ 1.4 million for the three months ended June 30, 2005 primarily due to the final remaining stock options accounted for under FIN 44 having been exercised during May 2005 (for further information, see Item 1, Note 14).

IV (h) Corporate Operating Costs for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

CORPORATE OPERATING COSTS

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Corporate operating costs (excluding stock-based compensation)	$14,259	$9,492	$4,767
Stock-based compensation	1,418	1,690	(272)
Corporate Operating Costs	$15,677	$11,182	$4,495

Index

Corporate operating costs (excluding stock-based compensation) increased by US$ 4.8 million, or 50%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to:

•	A lease-exit charge of approximately US$ 1.6 million including additional depreciation of US$ 0.3 million incurred in relation to the cost of relocating our London office;

•	An increase in professional fees of US$ 1.5 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005; and

•	An increase in staff-related costs of US$ 0.6 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Stock-based compensation for the six months ended June 30, 2006 was a charge of US$ 1.4 million compared to a charge of US$ 1.7 million for the three months ended June 30, 2005 primarily due to the final remaining stock options accounted for under FIN 44 having been exercised during May 2005 (for further information, see Item 1, Note 14).

IV (i) Impairment charge for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005

When we updated our medium-term forecast models at June 30, 2006, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. We therefore reviewed the carrying value of the intangible assets with indefinite lives to determine whether the assets are impaired. As a result of our analysis, we have recognized an impairment charge of US$ 0.7 million to write down the carrying value of goodwill to US$ nil as at June 30, 2006.

We performed a similar review of our Croatia operations when we modified our strategy in late June 2005 and recorded an impairment loss of US$ 35.3 million at that time.

IV (j) Operating Income for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

OPERATING INCOME

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Operating Income	$44,033	$6,862	$37,171

Total consolidated operating income increased by US$ 37.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Operating margin was 28% compared to 6% in the three months ended June 30, 2005.

IV (k) Operating Income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

OPERATING INCOME

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Operating Income	$60,216	$4,610	$55,606

Total consolidated operating income increased by US$ 55.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Operating margin was 22% compared to 3% in the six months ended June 30, 2005.

Index

IV (l) Other income / (expense) items for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

OTHER INCOME / (EXPENSE) ITEMS

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Interest income	$1,741	$559	$1,182
Interest expense	(11,337)	(6,424)	(4,913)
Foreign currency exchange gain / (loss), net	(20,625)	30,159	(50,784)
Change in fair value of derivatives	(1,876)	-	(1,876)
Other income	167	312	(145)
Provision for income taxes	(3,582)	(3,565)	(17)
Minority interest in income of consolidated subsidiaries	(1,276)	(4,104)	2,828
Equity in income of unconsolidated affiliates	-	4,049	(4,049)
Discontinued operations	$1,277	$(2,389)	$3,666

Interest income increased by US$ 1.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily as a result of interest earned on our increased level of cash deposits following our equity offering in March 2006.

Interest expense increased by US$ 4.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily as a result of the issuance of our EUR 245.0 million (approximately US$ 313.3 million) 8.25% Senior Notes and EUR 125.0 million (approximately US$ 159.8 million) floating rate Senior Notes on May 5, 2005.

Foreign currency exchange loss, net: For the three months ended June 30, 2006 we recognized a US$ 20.6 million loss primarily as a result of the strengthening of the Euro against the US dollar during the three-month period. Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 25.3 million on the Senior Notes due to movements in the spot rate between March 31, 2006 and June 30, 2006. In the three months ended June 30, 2005, we recognized a transaction gain of US$ 30.2 million as a result of the strengthening of the US dollar against the Euro.

Change in fair value of derivative: For the three months ended June 30, 2006, we incurred a US$ 1.9 million loss in the fair value of the currency swaps entered into on April 27, 2006.

Index

Other income: For the three months ended June 30, 2006 we recognized other income of US$ 0.1 million compared to US$ 0.3 million for the three months ended June 30, 2005.

Provision for income taxes: The provision for income taxes was US$ 3.6 million for the three months ended June 30, 2006, in line with the provision for the three months ended June 30, 2005. Our effective tax rate for the three months ended June 30, 2006 was 30% compared to 11% in the three months ended June 30, 2005, principally because the significant transaction gain we recorded on the Senior Notes in the three months ended June 30, 2005 was not taxable, whereas the transaction loss recorded in the three months ended June 30, 2006 attracts no tax relief.

Minority interest in income of consolidated subsidiaries: For the three months ended June 30, 2006, minority interest in the income of consolidated subsidiaries was US$ 1.3 million, compared to US$ 4.1 million for the three months ended June 30, 2005. This movement primarily reflects our acquisition of the minority share of our operations in the Czech Republic in May 2006, which we did not own in the three months ended June 30, 2005, partially offset by the higher profitability of our Romania and Ukraine operations.

Equity in income of unconsolidated affiliates: Some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Romania operations	$-	$(1)	$1
Slovak Republic operations	-	$4,050	$(4,050)
Equity in Income of Unconsolidated Affiliates	$-	$4,049	$(4,049)

Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006 when we acquired majority control of the license company via our acquisition of ARJ (for further information see Item 1, Note 3).

Discontinued operations: The amounts charged to the condensed consolidated statement of operations in respect of discontinued operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 are as follows:

DISCONTINUED OPERATIONS

	For the Three Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Gain on disposal of discontinued operations	$-	$46	$(46)
Tax on disposal of discontinued operations	1,277	(2,435)	3,712
Discontinued operations	$1,277	$(2,389)	$3,666

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003, we sold our 93.2% interest in CNTS, our former Czech operating company, for US$ 53.2 million.

The revenues and expenses of our former Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations. For the three months ended June 30, 2006, the amounts credited to discontinued operations represent the release of accruals for additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Item 1, Note 17).

Index

IV (m) Other income / (expense) items for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

OTHER INCOME / (EXPENSE) ITEMS

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Interest income	$3,194	$1,638	$1,556
Interest expense	(21,855)	(6,731)	(15,124)
Foreign currency exchange gain / (loss), net	(31,487)	29,430	(60,917)
Change in fair value of derivatives	(1,876)	-	(1,876)
Other expense	(381)	(3,689)	3,308
Provision for income taxes	(7,576)	(5,906)	(1,670)
Minority interest in income of consolidated subsidiaries	(6,717)	(4,681)	(2,036)
Equity in income / (loss) of unconsolidated affiliates	(730)	4,883	(5,613)
Discontinued operations	$(2,530)	$(2,044)	$(486)

Interest income increased by US$ 1.6 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily as a result of interest earned on our increased level of cash deposits following our equity offering in March 2006.

Interest expense increased by US$ 15.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily as a result of the issuance of our EUR 245.0 million (approximately US$ 313.3 million) 8.25% Senior Notes and EUR 125.0 million (approximately US$ 159.8 million) floating rate Senior Notes on May 5, 2005.

Foreign currency exchange loss, net: For the six months ended June 30, 2006 we recognized a US$ 31.5 million loss primarily as a result of the strengthening of the Euro against the US dollar during the six month period. Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 36.7 million on the Senior Notes due to movements in the spot rate between December 31, 2005 and June 30, 2006. For the six months ended June 30, 2005, we recognized a US$ 29.4 million gain as a result of the strengthening of the US dollar against the Euro during that period.

Other expense: For the six months ended June 30, 2006 we incurred other expenses of US$ 0.4 million compared to US$ 3.7 million for the six months ended June 30, 2005. The amount recognized in the six months ended June 30, 2005 was primarily a result of a US$ 3.4 million fee incurred to secure bridge financing in relation to our acquisition of the TV Nova (Czech Republic) group.

Provision for income taxes: The provision for income taxes was US$ 7.6 million for the six months ended June 30, 2006 compared to US$ 5.9 million for the six months ended June 30, 2005. We incur a tax charge despite reporting a taxable loss primarily due to the fact that the there is no tax benefit attributable to the transaction loss arising on the Senior Notes. The increase in the provision also reflects approximately US$ 2.5 million in respect of the write-off of deferred tax assets.

Minority interest in income of consolidated subsidiaries: For the six months ended June 30, 2006, minority interest in the income of consolidated subsidiaries was US$ 6.7 million, compared to US$ 4.7 million for the six months ended June 30, 2005. This movement primarily reflects the recognition of the minority share of the net income in our operations in the Czech Republic, which we acquired on May 2, 2005, as well as the higher profitability of our Romania and Ukraine operations.

Index

Equity in income / (loss) of unconsolidated affiliates: Some of our broadcasting licenses are held by unconsolidated affiliates over which we have minority blocking rights but not majority control. These affiliates are accounted for using the equity method.

Equity in income / (loss) of unconsolidated affiliates for the six months ended June 30, 2006 decreased by US$ 5.6 million compared to the six months ended June 30, 2005 as detailed below:

EQUITY IN INCOME / (LOSS) OF UNCONSOLIDATED AFFILIATES

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Romania operations	$7	$(75)	$82
Slovak Republic operations	(737)	4,958	(5,695)
Equity in Income / (Loss) of Unconsolidated Affiliates	$(730)	$4,883	$(5,613)

Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006 when we acquired majority control of the license company via our acquisition of ARJ (for further information see Item 1, Note 3).

Discontinued operations: The amounts charged to the condensed consolidated statement of operations in respect of discontinued operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 are as follows:

DISCONTINUED OPERATIONS

	For the Six Months Ended June 30, (US$ 000's)
	2006	2005	Movement

Gain on disposal of discontinued operations	$-	$164	$(164)
Tax on disposal of discontinued operations	(2,530)	(2,208)	(322)
Discontinued operations	$(2,530)	$(2,044)	$(486)

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003, we sold our 93.2% interest in CNTS, our former Czech operating company, for US$ 53.2 million.

The revenues and expenses of our former Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations. For the six months ended June 30, 2006, the amounts charged to discontinued operations represent additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Item 1, Note 17).

Index

IV (n) Condensed consolidated balance sheet as at June 30, 2006 compared to December 31, 2005

SUMMARIZED CONDENSED CONSOLIDATED BALANCE SHEET (US$ 000’s)

	June 30, 2006	December 31, 2005	Movement

Current assets	$379,372	$286,926	$92,446
Non-current assets	1,262,143	1,101,924	160,219
Current liabilities	161,364	206,961	(45,597)
Non-current liabilities	541,002	488,099	52,903
Minority interests in consolidated subsidiaries	20,089	13,237	6,852
Shareholders’ equity	$919,060	$680,553	$238,507

Current assets: Current assets have increased US$ 92.4 million at June 30, 2006 compared to December 31, 2005, primarily as a result of the receipt of the cash proceeds from the offering of 2,530,000 shares of Class A Common Stock completed on March 29, 2006, partially offset by the use of cash to fund acquisitions and reduce amounts drawn under credit facilities.

Non-current assets: Non-current assets have increased US$ 160.2 million at June 30, 2006 compared to December 31, 2005, primarily as a result of the consolidation of the assets of our Slovak Republic operations following the acquisition of ARJ on January 23, 2006, as well as the recognition of additional goodwill and other intangible assets following the acquisition of an additional 5% stake in our Romania operations.

Current liabilities: Current liabilities have decreased US$ 45.6 million at June 30, 2006 compared to December 31, 2005, primarily as a result of the repayment of US$ 25.1 million of amounts due under credit facilities in the Czech Republic, and the payment of deferred consideration relating to the acquisition of our Czech Republic operations, partially offset by the consolidation of the liabilities of our Slovak Republic operations following the acquisition of ARJ.

Non-current liabilities: Non-current liabilities have increased US$ 52.9 million at June 30, 2006 compared to December 31, 2005, reflecting a US$ 36.7 million increase in the value of our Senior Notes as a result of the movement in the spot rate between December 31, 2005 and June 30, 2006, as well as recognition of an additional US$ 11.5 million of deferred tax liabilities.

Minority interests in consolidated subsidiaries: Minority interests in consolidated subsidiaries have increased US$ 6.9 million at June 30, 2006 compared to December 31, 2005, primarily as a result of the recognition of a minority interest in our newly consolidated Slovak Republic Operations, which had previously been reported as an equity accounted affiliate, as well as improved profitability of our Romania and Ukraine operations.

Shareholders’ equity: Total shareholders’ equity has increased US$ 238.5 million at June 30, 2006 compared to December 31, 2005, primarily as a result of the sale in a public offering of 2,530,000 shares of Class A Common Stock on March 29, 2006 for net proceeds of approximately US$ 168.6 million.

The remaining movement in shareholders’ equity relates to an increase in Other Comprehensive Income (US$ 77.2 million), proceeds from the exercise of stock options (US$ 1.1 million), and the net loss of US$ 9.7 million for the six months ended June 30, 2006.

Index

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 87.3 million during the six months ended June 30, 2006. The change in cash and cash equivalents is summarized as follows:

SUMMARY OF CASH FLOWS

For the Six Months Ended June 30, (US$ 000's)
	2006	2005

Net cash generated from continuing operating activities	$37,275	$23,403
Net cash used in continuing investing activities	(81,568)	(258,357)
Net cash received from financing activities	138,233	208,013
Net cash used in discontinued operations - operating activities	(1,690)	(2,000)
Net increase / (decrease) in cash and cash equivalents	$87,340	$(38,771)

Operating Activities

Cash generated from continuing operations increased US$ 13.9 million to US$ 37.3 million in the six months ended June 30, 2006 after having made the final US$ 10.0 million repayment of the settlement liability of the TV Nova (Czech Republic) group. The settlement liability represented an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla spolecnost, spol. s.r.o. (“CNTS”) and the PPF Group dated December 19, 2003. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and was refinanced at lower interest rates using our credit facilities from Ceska Sporitelna, a.s.. Excluding this payment, cash generated from operating activities was US$ 47.3 million. This reflects the level of cash generated by our Czech Republic operations, as well as improved station performance in Romania and Ukraine.

Investing Activities

Cash used in investing activities decreased US$ 176.8 million to US$ 81.6 million in the six months ended June 30, 2006. Our investing cash flows in 2006 primarily comprised of:

•	A payment of US$ 27.2 million in connection with the 5% increase in our holding of our Romanian operations (for further information, see Item 1, Note 3);
•	A payment of US$ 30.1 million in connection with our acquisition of ARJ (for further information, see Item 1, Note 3);
•	Payment of a further US$ 2.0 million following completion of our acquisition of a 65.5% stake in Ukrpromtorg 2003 LLC (for further information, see Item 1, Note 3);
•	Capital expenditure of US$ 18.5 million; and
•	Investment of US$ 4.2 million in restricted cash to secure an overdraft facility of our Romania operations (for further information, see Item 1, Note 6).

Index

Financing Activities

Net cash received from financing was US$ 138.2 million during the six months ended June 30, 2006 compared to US$ 208.2 million during the six months ended June 30, 2005. Net proceeds from financing activities in 2006 consisted primarily of the following:

•	Receipt of approximately US$ 168.6 million (net of fees) from a public offering of 2,530,000 shares of our Class A Common Stock;
•	Receipts of US$ 34.8 million from drawing on credit facilities in Czech Republic and Slovenia to finance the acquisition of ARJ and the increased investment in our Romania operations; and
•	Repayment of US$ 65.5 million of amounts drawn under the same credit facilities.

Discontinued Operations

In the six months ended June 30, 2006, we paid taxes of US$ 1.7 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004.

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

Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or the shareholders out of yearly profits subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5%) be allocated to a reserve, which is capped at a proportion of the registered capital of a company (ranging from 5% to 25%).

As at June 30, 2006 and December 31, 2005 the operations had the following unsecured balances owing to their respective holding companies:

Operating segment (US$ 000’s)	June 30, 2006	December 31, 2005

Croatia	$50,633	$40,166
Czech Republic	487,764	441,569
Romania	27,195	28,873
Slovak Republic	88	88
Slovenia	-	39
Ukraine	2,392	10,617
Total	$568,072	$521,352

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of June 30, 2006 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-Term Debt - principal	$491,748	$17,852	$336	$375	$473,185
Long-Term Debt - interest	232,403	19,794	79,142	79,104	54,363
Capital Lease Obligations	6,355	619	1,294	992	3,450
Operating Leases	9,747	3,963	3,719	1,671	394
Unconditional Purchase Obligations	63,805	58,989	4,516	300	-
Other Long-Term Obligations	9,216	5,034	4,182	-	-
Total Contractual Obligations	$813,274	$106,251	$93,189	$82,442	$531,392

Long-Term Debt

At June 30, 2006, we had the following debt outstanding:

		June 30, 2006 (US$ 000’s)

CME Ltd.	(1)	$473,085
Czech Republic operations	(2) - (4)	17,642
Slovenia operations	(5)	-
Croatia operations	(6) - (8)	1,021
Romania operations	(9)	-
Total		$491,748

(1)
In May 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 and EUR 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (8.57% was applicable at June 30, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15.

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

Index

At any time prior to May 15, 2008, we may redeem up to 35.0% of the fixed rate Senior Notes with the proceeds of any public equity offering at a price of 108.250% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to May 15, 2009, we may redeem all or a part of the fixed rate Senior Notes at a redemption price equal to 100.0% of the principal amount of the Senior Notes, plus a “make-whole” premium and accrued and unpaid interest to the redemption date.

As of June 30, 2006, Standard & Poor’s senior unsecured debt rating for our Senior unsecured debt remained unchanged from December 31, 2005 at B+, with a corporate credit rating of BB- / stable. At June 30, 2006, Moody’s Investors Service’s rating of both our corporate credit rating and our Senior unsecured notes due 2012 improved from December 31, 2005 to Ba3 stable, from B1 positive outlook, previously.

(2)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 53.5 million) with Ceska Sporitelna, a.s. (“CS”). The final repayment date is October 31, 2009. This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month LIBOR, EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%. This facility is secured by a guarantee of CME Media Services and a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS. As at June 30, 2006, CZK nil (US$ nil) had been drawn under this facility. Following the merger of CET 21 with CME Media Services, scheduled for late 2006, this credit facility will be renegotiated.

(3)
CET 21 and CME Media Services have a working capital credit facility of CZK 250.0 million (approximately US$ 11.2 million) with CS, expiring October 31, 2006. This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s. As at June 30, 2006, CZK 250.0 million (approximately US$ 11.2 million) was drawn under this facility bearing interest at 3.74% (the applicable three-month PRIBOR rate at June 30, 2006 was 2.09%).

(4)
As at June 30, 2006, CZK 145.4 million (approximately US$ 6.5 million) was drawn under a CZK 600.0 million (approximately US$ 26.8 million) factoring facility with Factoring Ceska Sporitelna, a.s., a subsidiary of CS. This facility bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(5)
A revolving five-year facility agreement (the “revolving facility”) was entered into for up to EUR 37.5 million (approximately US$ 47.9 million) in aggregate principal amount among Pro Plus, ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10% each year for four years commencing one year after signing, with 60% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at June 30, 2006, there were no drawings under this revolving facility.

(6)
A total of EUR 0.7 million (approximately US$ 0.9 million) was drawn down on three loan agreements our Croatia operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of the three-month EURIBOR plus 2.50% and are repayable in quarterly installments until April 1, 2011. As at June 30, 2006, a rate of 5.50% applied to these loans. These loan facilities are secured by certain fixed assets of OK, which as at June 30, 2006 have a carrying amount of approximately US$ 0.1 million.

Index

(7)
EUR 0.004 million (approximately US$ 0.005 million) was drawn down on a loan agreement our Croatia operations have with Hypo Alpe-Adria-Bank d.d. This loan bears a fixed interest rate of 7.25% and is repayable on July 31, 2006.

(8)
EUR 0.1 million (approximately US$ 0.1 million) was drawn down by our Croatia operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of the three-month EURIBOR plus 3.00% and is repayable on October 1, 2006. As at June 30, 2006 a rate of 5.75% applied to this loan.

(9)
As at June 30, 2006, there were no drawings under a EUR 6.0 million (approximately US$ 7.7 million) overdraft facility with ING Bank N.V. Amsterdam. This facility is secured by cash collateral of New Romanian Lei 11.7 million (approximately US$ 4.2 million) and the assignment of certain accounts receivable of our Romania operations and allows drawings to be made in US dollars (bearing interest at one-month LIBOR plus 2.00%), Euro (bearing interest at one-month EURIBOR plus 2.00%) or New Romanian Lei (bearing interest at 'best market rate').

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.7 million. For more information on our capital lease obligations see Item 1, Note 11.

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments. At June 30, 2006, we had commitments in respect of future programming US$ 55.3 million (December 31, 2005: US$ 51.8 million). This includes contracts signed with license periods starting after June 30, 2006. For more information on our programming commitments see Item 1, Note 18.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 5.3 million (see Part I, Item 1, Note 18).

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

V (d) Cash Outlook

The issuance of the EUR 370.0 million (approximately US$ 480.0 million at the time of issuance) Senior Notes for the acquisition of the TV Nova (Czech Republic) Group in May 2005 increased our leverage and we have significant debt service obligations in respect of the Senior Notes. In addition, the terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets. Net cash proceeds from the issuance of new shares of Class A Common Stock of US$ 168.6 million in March 2006 significantly reduced our net debt and provides a useful source of funds to allow investment flexibility, including acquisitions better suited to equity rather than debt financing. On July 21, 2006, we entered into a five-year EUR 100.0 million revolving loan facility, which, once fully drawn, can be used for general corporate purposes to further increase our financing flexibility, and will reduce our average cost of debt.

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

Our Croatia operations continue to require funding to improve our ratings performance and increase our market share. We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 20.0 million during 2006, and provided US$ 4.7 million in cash funding to Nova TV (Croatia) in the three months ended June 30, 2006.

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal CZK 10.7 billion (approximately US$ 477.4 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012 for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 480.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at June 30, 2006 is a US$ 1.9 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Item 1, Note 5). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates. These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

We have not attempted to hedge the Senior Notes, and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

Interest Rate Risk Management

As at June 30, 2006, we have 7 tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and 2 tranches of debt, which were maintained with a fixed interest rate. A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Index

Interest Rate Table as at June 30, 2006

Expected Maturity Dates	2006	2007	2008	2009	2010	Thereafter

Total debt in EUR (000's)
Fixed rate	4	-	-	-	-	245,000
Average interest rate (%)	7.25%	-	-	-	-	8.25%
Variable rate	160	127	134	142	150	125,077
Average interest rate (%)	5.63%	5.50%	5.50%	5.50%	5.50%	8.57%

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	395,402	-	-	-	-	-
Average interest rate (%)	3.19%	-	-	-	-	-

Index

Variable Interest Rate Sensitivity as at June 30, 2006

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at June 30, 2006 (US$ 000's)	Interest Rate as at June 30, 2006	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

160,835 (EUR 125.8 million)	4.73% - 8.57%	$13,753	$15,361	$16,970	$18,578	$20,186	$21,795
17,642 (CZK 395.4 million)	2.24% - 3.74%	562	739	915	1,092	1,268	1,445
Total		$14,315	$16,100	$17,885	$19,670	$21,454	$23,240

Item 4. Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Croatia

Global Communications Dispute

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 8.6 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 11.0 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim. We intend to appeal this judgment upon receipt of the court’s written decision and will continue to contest this case vigorously. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We intend to appeal this judgment upon receipt of this court's written decision and will continue to seek joinder of this claim with the OK counterclaim.

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we continue to dispute this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We have appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court. We do not expect the Croatia operations to suffer any significant loss or disruption as a consequence of this action.

Index

Czech Republic

Antimonopoly Office

At the end of 2005, the Office for the Protection of Economic Competition of the Czech Republic (the “Antimonopoly Office”) commenced an investigation into potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004. Without acknowledging any infringements alleged by the Antimonopoly Office, CET 21 agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. In March 2006, the Antimonopoly Office accepted a commitment from CET 21 to cure all the alleged legal defects in the relevant TV NOVA advertising agreements. In compliance with this commitment, CET 21 adopted a new form of advertising agreement which was approved by the Antimonopoly Office in April 2006. CET 21 anticipates that the Antimonopoly Office will terminate the investigation during the third quarter of 2006, once all of CET 21’s advertising agreements have been replaced by the new, approved form of advertising agreement.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V.. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim. Accordingly, we have made no provision for this claim in our condensed consolidated balance sheet as at June 30, 2006.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoisky is attempting to enforce what he alleges was a binding oral agreement with Mr. Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoisky on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoisky, Mr. Rodnyansky and Boris Fuchsmann for the acquisition by Mr. Kolomoisky of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyansky and Mr. Fuchsmann, subject to Mr. Kolomoisky assuming all of their obligations under our existing partnership arrangements. Following a series of initial hearings, a procedural matter was appealed to the Supreme Court of Ukraine. This appeal, which was filed in February 2006, is currently pending.  An acceptance of this appeal would automatically suspend proceedings in the district court in Kiev during the pendency of the appeal; however, the filing of such an appeal with the Supreme Court does not suspend proceedings. As a result, the hearings on the case in the district court have continued. These hearings are at the final procedural stage of the closing speeches of the advocates of the three parties.

Index

We believe the lawsuit is without merit primarily because there was no agreement with Mr. Kolomoisky and because any agreement in respect of the subject matter at issue, had it been concluded on an oral basis, would be invalid and unenforceable as a matter of Ukrainian law. Furthermore, any transfer would also breach Intermedia’s statutory and contractual consent and pre-emptive rights. In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyansky to Mr. Kolomoisky pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% beneficial interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoisky. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law came into force in March 2006. Our partners have acknowledged an obligation to restructure upon the entry into force of these amendments. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

Index

Item 1A. Risk Factors

This Report on Form 10-Q for the period ended June 30, 2006, contains forward-looking statements that involve risks and uncertainties See “Forward-looking Statements” in Part I, Item 2. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Report on Form 10-Q.

Risks Relating to our Business and Operations

Our broadcasting licenses may not be renewed and may be subject to revocation

We require broadcasting and, in some cases, distribution licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. We cannot guarantee that our current licenses or other authorizations will be renewed or that they will not be subject to revocation, particularly in Ukraine, where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications in respect thereof may result in such licenses or other authorizations not being renewed or otherwise terminated. Furthermore, no assurances can be given that new licenses will be issued, that extensions of licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future.

Our current broadcasting licenses expire at various times between 2006 and 2017 including the broadcasting license covering fifteen hours (primarily prime and off prime time) in Ukraine which expires in December 2006. On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a ten-year period from January 1, 2007. Issuance of the license itself is subject to the payment of a fee of approximately UAH 5.9 million (approximately US$ 1.2 million), which has been paid, and the registration by October 1, 2006 of an amendment to the charter of Studio 1+1 to conform with recent amendments to the Ukrainian Media Law. Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by third parties who are not direct parties in interest to the proceedings initiated by Mr. Kolomoisky or otherwise participating in any negotiations, the district administration where such amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1. If we are not able to lift any such injunction or otherwise register the necessary amendments to the charter of Studio 1+1, we may not receive a license certificate following the expiration of the current license on December 31, 2006. In the event that we do not receive a license certificate, Studio 1+1 may not be able to broadcast for 15 hours per day. The failure to receive this license certificate, any non-renewal or termination of broadcasting licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position and results of operations and cash flows.

We do not have management control of our affiliate in Ukraine and could lose our contractual rights

We own certain of our operations jointly with strategic partners through subsidiaries and affiliates. We have management control over the subsidiaries in which we have a majority interest. However, in the license company for the Studio 1+1 Group in Ukraine, in which we hold only an indirect 18% ownership interest, we do not have an ownership interest that is sufficient to allow us to assert management control and affirmatively direct the operations, strategies and financial decisions of this company and rely principally on contractual rights to protect and maintain our 60% beneficial interest in Studio 1+1. Therefore, without the consent of our partners, we may be unable to cause this company to distribute funds, to implement strategies or to make programming decisions that we might favor.

In addition, the 70% ownership interest in Studio 1+1 that is held by our partner Alexander Rodnyansky is the subject of litigation in Ukraine (See Part II, Item 1 “Legal Proceedings, Ukraine”). In the event of an adverse outcome which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyansky to the claimant Igor Kolomoisky pursuant to a court decision, we may not be able to secure and enforce our contractual rights to a 60% economic interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoisky. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

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

We are involved in certain disputes with some of the former shareholders of our Croatian operations and some of these shareholders may also challenge a restructuring that we have undertaken following a request from the Croatian Media Council. The ability of certain of these shareholders to exert influence on local institutions may create a potential for biased treatment of us. An adverse outcome in the Global Communications lawsuit (See Part II, Item 1 “Legal Proceedings, Croatia”) or a successful challenge to the restructuring could have an adverse impact on our financial position, results of operations and cash flows.

Our operating results depend on our ability to implement a new advertising strategy in the Czech Republic and to generate advertising sales generally

In the Czech Republic, we are implementing a new advertising sales strategy to capture market growth through a more sophisticated pricing policy (See Part I, Item 2, “Czech Republic”). Our advertising revenues in general depend on the pricing of our advertising time as well as other factors, including our stations’ technical reach, television viewing levels, changes in audience preferences, shifts in population and other demographics, technological developments relating to media and broadcasting, competition from other broadcasters and other media operators, and seasonal trends in the advertising market in the countries in which we operate. There can be no assurance that we will be able to implement successfully the new advertising sales strategy in Czech Republic or to respond successfully to changes in such other factors in order to maintain and increase our advertising sales. Any decline in advertising sales due to a failure to respond to such changes or to successfully implement new sales strategies, particularly in the Czech Republic, could have a material adverse effect on our financial position, results of operations and cash flows.

Our operating results are dependent on the importance of television as an advertising medium

We generate almost all of our revenues from the sale of advertising airtime on television channels in our markets. In the advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurances that the television advertising market will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically, which would have an adverse effect on our maintaining and developing our advertising revenues and, as a result, on our results of operations and cash flows.

Index

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

We may seek to make acquisitions of other stations, networks, content providers or other companies in the future, and may fail to identify suitable targets, acquire them on acceptable terms or successfully integrate them.

The acquisition and integration of new companies pose significant risks to our existing operations, including:

•	Additional demands placed on our senior management, who are also responsible for managing our existing operations;
•	Increased overall operating complexity of our business, requiring greater personnel and other resources;
•	Difficulties of expanding beyond our core expertise, in the event that we acquire content providers or other ancillary businesses;
•	Significant initial cash expenditures to acquire and integrate new businesses; and
•	In the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under Senior Notes.

Moreover, the integration of new businesses may also be difficult for a variety of reasons, including differing cultures or management styles, poor internal controls, failure to achieve pre-acquisition performance objectives and an inability to establish control over cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.

Our increased debt service obligations following the issuance of the Senior Notes may adversely affect our business

Our leverage has been significantly increased with the issuance of EUR 370.0 million (US$ 473.1 million at June 30, 2006) fixed and floating Senior Notes (see Part I, Item 1, Note 5, “Senior Notes”) in connection with the acquisition of the TV Nova (Czech Republic) group. As a result, we have significant debt service obligations and we are restricted in the manner in which our business is conducted. We anticipate that our high leverage will continue for the foreseeable future. Our high leverage could have important consequences to our business and results of operations, including but not limited to the following: our vulnerability to a downturn in our business or economic and industry conditions has increased; our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements has been limited. We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage; a substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes; and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate has been limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Index

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire programming content that is attractive to our audience

The commercial success of our channels depends substantially on our ability to develop, produce or acquire television programming content that matches audience tastes, attracts high audience shares and generates advertising revenues. Our programming costs may increase in response to increased competition from existing and new television channels. The costs of acquiring programming content attractive to our viewers, such as feature films and popular television series, may increase as a result of such competition. In addition, our expenditure in relation to local programming content may increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs and changes in audience tastes in our markets, with a growing demand for locally produced content. In the event any such programming does not attract adequate audience share, it may be necessary to write down the value of such programming. Any such increase in programming costs or write-downs could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our success depends on attracting and retaining key personnel

Our success depends partly upon the efforts and abilities of our key personnel and our ability to attract and retain key personnel. Our management teams have significant experience in the media industry and have made an important contribution to our growth and success. The loss of the services of any of these individuals could have a material adverse effect on our business, results of operations and cash flow. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense. There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future.

Our cash flow and capital resources may not be sufficient for future debt service obligations

Our ability to make debt service payments under our Senior Notes and other indebtedness depends on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors. If our cash flow and capital resources are insufficient to fund our debt service obligations, we would face substantial liquidity problems and we may be obliged to reduce or delay capital or other material expenditures at our stations, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. It may not be possible to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the US dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. Furthermore, our functional currency in Romania and Ukraine is the US dollar. This is subject to annual review in accordance with FAS 52 “Foreign Currency Translation” and new circumstances that may be identified during these annual reviews may result in use of functional currencies in these markets that differ from our reporting currency. In addition, our Senior Notes are denominated in Euros, and as we have not attempted to hedge the Senior Notes, we may therefore continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

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

Index

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment. Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate. If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to unanticipated competitive pressures or other unanticipated developments, we may need to obtain additional financing. Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements. Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock. In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indenture pursuant to which our Senior Notes were issued or pursuant to the terms of the EBRD Loan Agreement (see Part I, Item 1, Note 19, “ Subsequent Events”). Furthermore, such financings may not be available on acceptable terms, or may be subject to limits on the incurrence of indebtedness under the Indenture.

Our related party transactions may involve risks of conflicts of interest and delayed payments resulting in the conclusion of transactions on less favorable terms than could be obtained in arms length transactions and the risk of a negative impact on cash flow

In Romania, the Slovak Republic and Ukraine, the local shareholders of our television operating companies are individuals with other business interests in those countries, including interests in television and other media related companies. In Romania our general director is also a shareholder in our company. Our local operating companies enter into transactions with parties related to our local shareholders and general directors, including barter transactions. We also have one loan outstanding to one of our local shareholders which was negotiated on arms length terms. Some or all of these transactions may present conflicts of interest that may in turn result in the conclusion of transactions on terms that are not arms length.

In addition, some related party receivables have been collected more slowly than unrelated third party receivables which has resulted in slower cash flow to our operating companies to the detriment of our shareholders.

It is likely that our subsidiaries will continue to enter into related party transactions in the future. As a result, there is a continuing risk that related party transactions will have a negative impact on cash flows.

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

Index

Our business is subject to significant changes in technology that could adversely affect our business

The television broadcasting industry may be affected by rapid changes in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analogue terrestrial broadcasting, such as digital broadcasting, cable and satellite distribution systems, could adversely affect our businesses. Television broadcasting markets may face further competition from, and could be required to expend substantial financial and managerial resources on, the implementation of new broadcasting technologies. Countries in which we have operations have plans to migrate from analogue terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans with differing time frames and regulatory regimes. The specific timing in any country is not fully known and we cannot predict the effect of such migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast if such additional rights or licenses should be required under any relevant regulatory regime. We may be required to commit substantial financial and other resources to the implementation of new technologies. We may be required to make substantial additional capital investment in order to implement digital terrestrial broadcasting and the use of alternative distribution systems may require us to acquire additional distribution and content rights. In light of our increased leverage position following the issuance of the Senior Notes, we may not have access to resources sufficient to make such investments.

We have a history of net operating losses and our operations may not be profitable in the future

The year ended December 31, 2004 was the first year in which we recorded net income from continuing operations. In preceding years since our incorporation, we recorded net operating losses from continuing operations. As of June 30, 2006, we had an accumulated deficit of US$ 54.7 million.

Our ability to generate operating profits and net income in the future will depend on a number of factors, including our ability to generate sufficient advertising revenues, which is affected by our ability to attract and maintain audiences, to develop additional revenue streams and to control costs in all areas of our operations. Although we intend to continue to invest in the acquisition of new channels and the development of further thematic channels, such investments may not be successful and we may incur significant losses in the future.

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

Index

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

Our share price may be adversely affected by potential future issuances and sales of our shares

As at June 30, 2006, we have a total of 1.0 million options to purchase Class A Common Stock outstanding and 0.2 million options to purchase Class B Common Stock outstanding. An affiliate of PPF holds 3,500,000 unregistered shares of Class A Common Stock and has the right to demand a registration of up to 100% of such shares in May 2007. We cannot predict what effect, if any, the issuance of shares underlying options, the registration of such unregistered shares or any future sales of our shares will have on the market price of our shares. However, if more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

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

The risks described here are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2006, Ronald Lauder converted 57,799 shares of Class B Common Stock of Central European Media Enterprises Ltd. (“CME”) into 57,799 shares of Class A Common Stock of CME.

Shares of Class B Common Stock of CME are convertible on a one-for-one basis into shares of Class A Common Stock at the option of the holder for no additional consideration. There is no expiration date for this conversion right.

The shares of Class A Common Stock issued as a result of these conversions are exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Index

Item 4. Submission of Matters to a Vote of Security Holders

The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on June 7, 2006.

a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of the Company until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified. The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

	For	Withheld

Ronald S. Lauder	20,829,759	10,733
Michael Garin	20,806,421	34,031
Charles R. Frank, Jr	20,832,881	7,611
Herbert A. Granath	20,832,861	7,631
Herbert Kloiber	20,831,976	8,516
Alfred W. Langer	20,806,461	34,031
Bruce Maggin	20,832,961	7,531
Ann Mather	20,807,161	33,331
Eric Zinterhofer	20,832,811	7,681

b. The financial statements of the Company for the fiscal year ended December 31, 2005 together with the auditor’s report thereon, were approved, with 20,824,198 votes cast for approval, 4,742 votes cast against approval and 11,551 votes abstaining.

c. The proposal to appoint Deloitte & Touche LLP as independent auditors to audit the books of the Company for the fiscal year ended December 31, 2006 and to authorize the directors, acting by the Audit Committee, to approve their fees was approved, with 20,800,652 votes cast for approval, 31,061 votes cast against approval and 8,778 votes abstaining.

Item 5. Other Information

Adrian Sarbu

Adrian Sarbu was appointed general director of Pro TV in Romania pursuant to a contract signed on March 1, 2003, as amended. In connection with the appointment of Adrian Sarbu as regional director of  the Czech Republic, the Slovak Republic and Romania, he has been appointed an executive of CET 21, our Czech Republic license-holding entity.

On August 1, 2006, Mr. Sarbu entered into an amended and restated contract for the performance of the office with CET 21 (“CET 21 Contract”) and into a letter agreement with us (the “Letter Agreement”). Pursuant to the CET 21 Contract, Mr. Sarbu’s term as an executive of CET 21 will be through December 31, 2007. During this period, he will be entitled to receive an annual base salary of US$ 500,000 from CET 21.

In addition, pursuant to the Letter Agreement, he will be entitled to receive a bonus based on achieving an aggregate EBITDA target for the Czech and Slovak operations for 2006 and 2007. In the event the aggregate combined EBITDA for those operations for this two-year period (as reported in our Annual Report on Form 10-K for the period ended December 31, 2006 and for the period ended December 31, 2007, respectively) is at least US$ 273.3 million, he is entitled to receive a bonus of US$ 1.0 million. In the event the aggregate combined EBITDA exceeds US$ 273.3 million, he will be entitled to receive a bonus equal to 10% of the amount of such excess, provided, that the total bonus does not exceed US$ 5.0 million.

Index

In the event we terminate Mr. Sarbu (other than for cause, as defined in the CET 21 Contract), he will be entitled to his salary for the entire period and any bonus that may be payable.

Mr. Sarbu owns a 10.0% shareholding in Pro TV and MPI in Romania. Under the terms of a put option agreement between Mr. Sarbu and us entered into in July 2004, Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI at a price to be determined by independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. This put is exercisable from March 1, 2009 for a twenty-year period thereafter.

Item 6. Exhibits

a) The following exhibits are attached:

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated August 3, 2006
31.02	Sarbanes-Oxley Certification s. 302 CFO, dated August 3, 2006
32.01	Sarbanes-Oxley Certification - CEO and CFO, dated August 3, 2006 (furnished only)
10.51	Loan Agreement between Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006
10.52
Pledge Agreement on Shares in Central European Media Enterprises N.V. among Central European Media Enterprises Ltd., European Bank for Reconstruction and Development and Central European Media Enterprises N.V., dated July 21, 2006

10.53	Pledge of Shares in CME Media Enterprises B.V. among Central European Media Enterprises N.V., European Bank for Reconstruction and Development and CME Media Enterprises B.V., dated July 21, 2006
10.54	Deed of Guarantee and Indemnity between Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated July 21, 2006
10.55	Deed of Guarantee and Indemnity between CME Media Enterprises B.V. and European Bank for Reconstruction and Development, dated July 21, 2006
10.56	Contract Assignment between CME Media Enterprises B.V., Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006
10.57	Amendment of Employment Agreement (dated March 30, 2004) between Michael Garin and CME Development Corporation, dated July 28, 2006
10.58	Contract for the Performance of the Office between CET 21 s.r.o. and Adrian Sarbu, dated August 1, 2006
10.59	Letter Agreement between Central European Media Enterprises Ltd. and Adrian Sarbu, dated August 1, 2006

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2006	/s/ Michael Garin
Michael Garin Chief Executive Officer (Duly Authorized Officer)

Date: August 3, 2006	/s/ Wallace Macmillan
Wallace Macmillan Vice President - Finance (Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated August 3, 2006
31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated August 3, 2006
32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated August 3, 2006 (furnished only)
10.51	Loan Agreement between Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006
10.52
Pledge Agreement on Shares in Central European Media Enterprises N.V. among Central European Media Enterprises Ltd., European Bank for Reconstruction and Development and Central European Media Enterprises N.V., dated July 21, 2006

10.53	Pledge of Shares in CME Media Enterprises B.V. among Central European Media Enterprises N.V., European Bank for Reconstruction and Development and CME Media Enterprises B.V., dated July 21, 2006
10.54	Deed of Guarantee and Indemnity between Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated July 21, 2006
10.55	Deed of Guarantee and Indemnity between CME Media Enterprises B.V. and European Bank for Reconstruction and Development, dated July 21, 2006
10.56	Contract Assignment between CME Media Enterprises B.V., Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006
10.57	Amendment of Employment Agreement (dated March 30, 2004) between Michael Garin and CME Development Corporation, dated July 28, 2006
10.58	Contract for the Performance of the Office between CET 21 s.r.o. and Adrian Sarbu, dated August 1, 2006
10.59	Letter Agreement between Central European Media Enterprises Ltd. and Adrian Sarbu, dated August 1, 2006