Form 10-Q
period 2006-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2006-11-09
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2006
Class A Common Stock, par value $0.08	34,412,138
Class B Common Stock, par value $0.08	6,312,839

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2006

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	September 30, 2006	December 31, 2005 (as restated, see Note 2)
ASSETS
Current assets
Cash and cash equivalents	$164,502	$71,658
Restricted cash (Note 7)	10,140	34,172
Accounts receivable, net (Note 8)	97,498	97,396
Income taxes receivable	1,717	9,930
Program rights, net	61,567	34,914
Other current assets (Note 9)	41,701	38,856
Total current assets	377,125	286,926
Non-current assets
Investments (Note 5)	16,569	23,936
Acquisition costs (Note 3)	-	5,118
Property, plant and equipment, net (Note 10)	93,449	58,897
Program rights, net	59,595	33,081
Goodwill (Note 4)	847,886	746,583
Broadcast licenses, net (Note 4)	189,820	171,591
Other intangible assets, net (Note 4)	68,885	47,658
Other non-current assets (Note 9)	17,221	15,060
Total non-current assets	1,293,425	1,101,924
Total assets	$1,670,550	$1,388,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	September 30, 2006	December 31, 2005 (as restated, see Note 2)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 11)	$122,431	$84,849
Duties and other taxes payable	33,402	27,654
Income taxes payable	7,393	21,894
Credit facilities and obligations under capital leases (Note 12)	12,063	43,566
Deferred consideration - Croatia	3,857	3,591
Deferred consideration - Czech Republic	-	24,402
Deferred consideration - Ukraine	200	-
Deferred tax	628	1,005
Total current liabilities	179,974	206,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 12)	5,526	4,740
Senior Notes (Note 6)	468,420	436,424
Income taxes payable	3,500	681
Deferred tax	51,331	42,149
Other non-current liabilities	11,474	4,105
Total non-current liabilities	540,251	488,099
Commitments and contingencies (Note 19)
Minority interests in consolidated subsidiaries	20,300	13,237
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2005 - nil)	-	-
34,412,138 shares of Class A Common Stock of $0.08 each (December 31, 2005 - 31,032,994)	2,753	2,482
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2005 - 6,966,533)	505	558
Additional paid-in capital	928,451	754,061
Accumulated deficit	(57,962)	(52,154)
Accumulated other comprehensive income / (loss)	56,278	(24,394)
Total shareholders’ equity	930,025	680,553
Total liabilities and shareholders’ equity	$1,670,550	$1,388,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005 (as restated, see Note 2)	2006	2005 (as restated, see Note 2)

Net revenues	$112,482	$87,067	$388,825	$248,480
Operating costs	22,073	15,331	71,087	44,733
Cost of programming	47,920	40,470	149,188	94,873
Depreciation of station property, plant and equipment	6,080	4,230	17,841	9,292
Amortization of broadcast licenses and other intangibles (Note 4)	5,015	4,678	13,967	6,611
Cost of revenues	81,088	64,709	252,083	155,509
Station selling, general and administrative expenses	16,481	12,766	45,188	32,256
Corporate operating costs	8,342	4,840	24,019	16,108
Impairment charge (Note 4)	-	-	748	35,331
Operating income	6,571	4,752	66,787	9,276
Interest income	1,554	1,716	4,748	3,354
Interest expense	(11,066)	(11,574)	(32,921)	(18,305)
Foreign currency exchange gain / (loss), net	6,018	856	(25,469)	30,286
Change in fair value of derivatives (Note 13)	(881)	-	(2,757)	-
Other expense	(412)	(840)	(793)	(4,529)
Income / (loss) before provision for income taxes, minority interest, equity in income / (loss) of unconsolidated affiliates and discontinued operations	1,784	(5,090)	9,595	20,082
Provision for income taxes	(1,235)	(2,206)	(8,811)	(8,112)
Income / (loss) before minority interest, equity in income / (loss) of unconsolidated affiliates and discontinued operations	549	(7,296)	784	11,970
Minority interest in (income) / loss of consolidated subsidiaries	(461)	1,037	(7,178)	(3,644)
Equity in income / (loss) of unconsolidated affiliates	-	(63)	(730)	4,820
Gain on sale of unconsolidated affiliate (Note 5)	6,179	-	6,179	-
Net income / (loss) from continuing operations	6,267	(6,322)	(945)	13,146
Discontinued operations (Note 18):
Pre-tax income from discontinued operations (Czech Republic)	-	-	-	164
Tax on disposal of discontinued operations (Czech Republic)	(2,333)	(3,332)	(4,863)	(5,540)
Net loss from discontinued operations	(2,333)	(3,332)	(4,863)	(5,376)
Net income / (loss)	$3,934	$(9,654)	$(5,808)	$7,770
Currency translation adjustment, net	3,507	11,264	80,672	(33,754)
Total comprehensive income / (loss)	$7,441	$1,610	$74,864	$(25,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005 (as restated, see Note 2)
PER SHARE DATA (Note 16):
Net income / (loss) per share:
Continuing operations - Basic	$0.15	$(0.16)	$(0.02)	$0.39
Continuing operations - Diluted	0.15	(0.16)	(0.02)	0.39
Discontinued operations - Basic	(0.06)	(0.09)	(0.12)	(0.16)
Discontinued operations - Diluted	(0.06)	(0.09)	(0.12)	(0.16)
Net income / (loss) - Basic	0.09	(0.25)	(0.14)	0.23
Net income / (loss) - Diluted	$0.09	$(0.25)	$(0.14)	$0.23

Weighted average common shares used in computing per share amounts (000’s):
Basic	40,651	37,883	39,792	33,549
Diluted	41,188	37,883	39,792	34,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2005 (as restated, see Note 2)	31,032,994	$2,482	6,966,533	$558	$754,061	$(52,154)	$(24,394)	$680,553
Stock-based compensation	-	-	-	-	2,385	-	-	2,385
Stock options exercised	95,450	8	100,000	8	3,608	-	-	3,624
Shares issued, net of fees	2,530,000	202	-	-	168,397	-	-	168,599
Conversion of Class B to Class A Common Shares	753,694	61	(753,694)	(61)	-	-	-	-
Net loss	-	-	-	-	-	(5,808)	-	(5,808)
Currency translation adjustment	-	-	-	-	-	-	80,672	80,672
BALANCE, September 30, 2006	34,412,138	$2,753	6,312,839	$505	$928,451	$(57,962)	$56,278	$930,025

	Class A Common Stock		Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2004 (as restated, see Note 2)	21,049,400	$1,684	7,334,768	$587	$394,313	$(94,476)	$8,960	$311,068
Stock-based compensation	-	-	-	-	2,424	-	-	2,424
Stock options exercised	674,734	54	-	-	4,971	-	-	5,025
Shares issued, net of fees	5,405,000	432	-	-	230,172	-	-	230,604
Shares issued to PPF	3,500,000	280	-	-	120,603	-	-	120,883
Net income (as restated, see Note 2)	-	-	-	-	-	7,770	-	7,770
Currency translation adjustment	-	-	-	-	-	-	(33,754)	(33,754)
BALANCE, September 30, 2005	30,629,134	$2,450	7,334,768	$587	$752,483	$(86,706)	$(24,794)	$644,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005 (as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(5,808)	$7,770
Adjustments to reconcile net (loss) / income to net cash generated from operating activities:
Loss from discontinued operations (Note 18)	4,863	5,376
Equity in loss / (income) of unconsolidated affiliates, net of dividends received	730	(655)
Gain on sale of unconsolidated affiliate (Note 5)	(6,179)	-
Depreciation and amortization	111,443	64,538
Impairment charge (Note 4)	748	35,331
Loss on disposal of fixed asset	1,503	564
Interest receivable, net	(145)	(132)
Stock-based compensation (Note 15)	2,385	2,424
Minority interest in income of consolidated subsidiaries	7,178	3,644
Foreign currency exchange loss / (gain), net	25,469	(30,286)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	15,393	23,329
Program rights	(110,315)	(69,603)
Other assets	(987)	2,759
Settlement liability (Note 11)	(10,007)	-
Other accounts payable and accrued liabilities	18,378	7,315
Change in fair value of derivative instruments (Note 13)	2,757	-
Income taxes payable	(5,663)	9,352
Deferred taxes	4,600	(14,804)
VAT and other taxes payable	11,564	(2,379)
Net cash generated from continuing operating activities	67,907	44,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	-	(19,336)
Purchase of property, plant and equipment	(31,767)	(17,547)
Proceeds from disposal of property, plant and equipment	19	124
Investments in subsidiaries and unconsolidated affiliates	(69,470)	(30,293)
Partial consideration for acquisition of TV Nova (Czech Republic) group	-	(218,053)
Repayment of loans and advances to related parties	400	-
Net cash used in continuing investing activities	(100,818)	(285,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	35,878	-
Payment of credit facilities and capital leases	(74,773)	(17,172)
Net proceeds from issuance of Senior Notes	-	474,292
Repayment of notes for acquisition of TV Nova (Czech Republic) group	-	(491,703)
Repayment of liabilities on acquisition of Galaxie Sport	-	(3,000)
Issuance of shares of Class A Common Stock	172,223	235,629
Dividends paid to minority shareholders	(1,101)	(217)
Net cash received from continuing financing activities	132,227	197,829

NET CASH USED IN DISCONTINUED OPERATIONS - OPERATING ACTIVITIES	(1,690)	(2,000)
Impact of exchange rate fluctuations on cash	(4,782)	(7,460)

Net increase / (decrease) in cash and cash equivalents	92,844	(52,193)
CASH AND CASH EQUIVALENTS, beginning of period	71,658	152,568
CASH AND CASH EQUIVALENTS, end of period	$164,502	$100,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe. At September 30, 2006, we had operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries and affiliates as at September 30, 2006 were:

Company Name	Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o. (“OK”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary

CME Media Investments s.r.o.	100.0%	Czech Republic	Subsidiary
VILJA a.s. (“Vilja”)	100.0%	Czech Republic	Subsidiary
CET 21 spol s.r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
CME Media Services s.r.o. (“CME Media Services”)	100.0%	Czech Republic	Subsidiary
ERIKA, a.s.	100.0%	Czech Republic	Subsidiary
Media Capitol, a.s.	100.0%	Czech Republic	Subsidiary
NOVA-V.I.P., a.s.	100.0%	Czech Republic	Subsidiary (in liquidation)
HARTIC, a.s.	100.0%	Czech Republic	Subsidiary
Galaxie Sport s.r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary

Media Pro International S.A. (“MPI”)	90.0%	Romania	Subsidiary
Media Vision S.R.L. (“Media Vision”)	75.0%	Romania	Subsidiary
MPI Romania B.V.	90.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	90.0%	Romania	Subsidiary
Media Pro B.V.	10.0%	Netherlands	Cost investment
Media Pro Management S.A.	10.0%	Romania	Cost investment

A.R.J., a.s. (“ARJ”)	100.0%	Slovak Republic	Subsidiary
Slovenska televizna spolocnost s.r.o. (“STS”)	89.8%	Slovak Republic	Subsidiary
Markiza-Slovakia s.r.o. (“Markiza”)	80.0%	Slovak Republic	Subsidiary
Gamatex s.r.o.	89.8%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M. a.s.	89.8%	Slovak Republic	Subsidiary (in liquidation)

Index

Company Name	Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary

Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
Super Plus holding d.d.	100.0%	Slovenia	Subsidiary (in liquidation)
MTC Holding d.o.o.	24.0%	Slovenia	Equity-Accounted Affiliate (in liquidation)

International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
TV Media Planet Ltd.	60.0%	Cyprus	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	18.0%	Ukraine	Consolidated Variable Interest Entity
Ukrainian Media Services LLC	99.0%	Ukraine	Subsidiary
Ukrpromtorg-2003 LLC	65.5%	Ukraine	Subsidiary
Gravis LLC	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate

CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary
CME Germany B.V.	100.0%	Netherlands	Subsidiary
CME Hungary B.V.	100.0%	Netherlands	Subsidiary
CME Poland B.V.	100.0%	Netherlands	Subsidiary
CME Romania B.V.	100.0%	Netherlands	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary

CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
CME Germany GmbH	100.0%	Germany	Subsidiary (in liquidation)
CME Development Corporation	100.0%	USA	Subsidiary

(1)
All subsidiaries have been consolidated in our Condensed Consolidated Financial Statements. All equity-accounted affiliates have been accounted for using the equity method. All cost investments have been accounted for using the cost method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Croatia

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia that expires in April 2010. Nova TV (Croatia) owns 100% of OK.

Czech Republic

We own 100% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) which expires in 2017. As a result of the capital decrease of the registered capital of CET 21, effective September 22, 2006, by an amount equal to the previously undistributed 28.755% interest (which, as a result of such decrease, was disposed of), our shareholding in CET 21 held through Vilja and CME Media Enterprises B.V. has adjusted upwards to an aggregate of 100%. We also own 100% of CME Media Services which provides services related to programming, production and advertising to CET 21.

Romania

We have a voting and economic interest of 90% in Pro TV and MPI and a 75% voting and economic interest in Media Vision, a production, dubbing and subtitling company. In addition, Pro TV holds the licenses for ACASA, PRO TV INTERNATIONAL and PRO CINEMA. These licenses expire on various dates from late November 2006 until October 2015.

On August 11, 2006 we acquired a 10.0% interest in each of Media Pro BV and Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Adrian Sarbu, the general director of our Romania operations. Media Pro comprises a number of Romanian companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio.

Slovak Republic

We have an 89.9% voting interest and are entitled to 80% of the profits in STS, the operating company for the MARKIZA TV network, and we have an 80% voting interest and a 0.1% economic interest in Markiza, the license holding company for the MARKIZA TV network, which holds a 51% voting interest in STS. The MARKIZA license expires in September 2019.

Slovenia

We own 100% of Pro Plus, the operating company for our Slovenian operations. Pro Plus has a 100% voting and economic interest in Pop TV, which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network. All such licenses expire in August 2012.

Ukraine

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. We hold a 60% ownership and economic interest in each of Innova and IMS. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% voting and economic interest in Studio 1+1, which holds the licenses for the STUDIO 1+1 network. The first of these licenses which covers fifteen hours including prime time expires on December 31, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a ten-year period from January 1, 2007. Issuance of the license itself is subject to the payment of a fee of approximately UAH 5.9 million (approximately US$ 1.2 million), which has been paid, and to the requirement that Studio 1+1 bring its corporate documents into conformity with recent amendments to the Ukrainian Media Law. Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Igor Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Mr. Kolomoisky against our partner Alexander Rodnyansky (who holds 70% of Studio 1+1), the district administration in Kiev where such amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1 (see Part II, Item 1, “Legal Proceedings, Ukraine”). If we are not able to lift any such injunction or otherwise register the necessary amendments to the charter of Studio 1+1, we may not receive a license certificate following the expiration of the current license on December 31, 2006. In the event that we do not receive a license certificate, Studio 1+1 may not be able to broadcast for 15 hours per day (primarily during prime and off-prime time) (see Part II, Item 1, “Legal Proceedings, Ukraine” and Part II, Item 1A Risk Factors). The second license for the remaining nine hours expires in 2014.

Our indirect ownership interest in Studio 1+1 is only 18%. We entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Mr. Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders. (see Part II, Item 1, “Legal Proceedings, Ukraine”)

We have a 65.5% interest in Ukrpromtorg-2003 LLC, which owns 92.2% of Gravis LLC, the operator of the KINO television channel in Kiev as well as two other local channels. The licenses for these channels expire between 2008 and 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and nine months ended September 30, 2006 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report of Form 10-K for the period ended December 31, 2005, as amended by our Form 10-K/A filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2006. Our significant accounting policies have not changed since December 31, 2005, except as noted below.

In the opinion of management, the accompanying interim unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and the SEC rules and regulations. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The condensed consolidated financial statements include the accounts of Central European Media Enterprises Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions. We consolidate the financial statements of entities in which we hold at least a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates. All references to “US$” or “dollars” are to US dollars, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SIT” are to Slovenian tolars, all references to “SKK” are to Slovak korunas, all references to “UAH” are to Ukrainian hryvna, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” are to British pounds.

Restatement

Subsequent to the issuance of our financial statements as of and for the period ended June 30, 2006 we initiated a voluntary review of our historical stock option granting practices for the period from 1994 to 2002. Our Audit Committee has conducted the review with the assistance of independent legal counsel and an independent accounting firm. Based on information gathered by independent counsel and the independent accounting firm, the Audit Committee has found certain instances of administrative and procedural deficiencies that resulted in incorrect accounting measurement dates and other incorrect accounting, but has not found evidence from which it could be concluded that the errors were the result of deliberate or intentional misconduct. These accounting errors resulted from grants made to grantees where the list of grantees and/or shares allocated to them were not sufficiently definitive for the grant to be deemed final as of the reported measurement date as well as from a small number of grants made to employees and non-employees that had been accounted for incorrectly. Errors have been discovered in the accounting for grants made in the period between 1994 and 1998; we believe the impact of these instances to be immaterial for each prior year and they neither relate to nor have an impact on the current period.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Section N to Topic 1. “Considering the Effects of Prior Year misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to opening retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections”. We have early adopted SAB 108 in the current quarter and concluded that there is no impact of adoption, as all errors identified through December 31, 2005, were previously recorded as adjustments prior to the filing of our 2005 Form 10-K.

We have concluded that correcting the error in the financial statements for the nine months ended September 30, 2006 would be material; therefore the financial statements as of and for the periods ended September 30, 2005, have been restated. The restatement previously was and continues to be immaterial to the prior year financial statements. Therefore, our future filings with the SEC will reflect the restated information for the corresponding prior periods.

The restatement above had the impact on our previously presented financial information as set out below. All amounts are in US$ 000’s except per share data:

	As reported previously	Adjusted	As restated

Balance Sheet (as of December 31, 2004)
Additional paid-in capital at December 31, 2004	$387,305	$7,008	$394,313
Retained deficit at December 31, 2004	(87,468)	(7,008)	(94,476)

Balance Sheet (as of December 31, 2005)
Additional paid-in capital at December 31, 2005	746,880	7,181	754,061
Retained deficit at December 31, 2005	(44,973)	(7,181)	(52,154)

Statement of Operations (for the Three Months Ended September 30, 2005)

Corporate operating costs	(4,800)	(40)	(4,840)
Operating income	4,792	(40)	4,752
Loss from continuing operations	(6,282)	(40)	(6,322)
Net loss	(9,614)	(40)	(9,654)

Statement of Operations (for the Nine Months Ended September 30, 2005)

Corporate operating costs	(15,982)	(126)	(16,108)
Operating income	9,402	(126)	9,276
Income from continuing operations	13,272	(126)	13,146
Net income	7,896	(126)	7,770
Net income from continuing operations per share - Basic	0.40	(0.01)	0.39
Net income per share - Basic	0.24	(0.01)	0.23

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of stock-based compensation at fair value, using the modified prospective transition method. Under that method, we recognized compensation cost for the requisite service rendered in the nine months ended September 30, 2006, for (a) awards granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). We did not restate prior periods. Our adoption of FAS 123(R) did not have a material impact on our condensed consolidated statements of operations or cash flows because we had previously adopted the fair value recognition provisions of FAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by FAS 148, “Accounting for Stock-Based Compensation - Transition & Disclosure”. Prior to January 1, 2003, we used the intrinsic method of accounting as defined in APB 25, “Accounting for Stock Issued to Employees”.

Pro Forma Disclosures

Had compensation costs for employee stock option awards granted, modified or settled prior to January 1, 2003 been determined consistent with the fair value approach required by FAS 123(R) for the three months and nine months ended September 30, 2005, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, our net loss and net loss per common share would decrease on a pro forma basis as follows:

		For the Three Months Ended September 30,	For the Nine Months Ended September 30,
		2005	2005

Net income / (loss)	As Reported	$(9,654)	$7,770
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	656	2,424
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(625)	(2,352)
Net income / (loss)	Pro Forma	$(9,623)	$7,842

Net income / (loss) per share - Basic:	As Reported	$(0.25)	$0.23
	Pro Forma	$(0.25)	$0.23
Net income / (loss) per share - Diluted:	As Reported	$(0.25)	$0.23
	Pro Forma	$(0.25)	$0.23

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Reclassifications

Certain reclassifications were made to prior period amounts to conform to current period presentation.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” (“FAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”), and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. We adopted the provisions of FAS 154 on January 1, 2006 and it did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not to be sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. FAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of FAS 157 on our financial position and results of operations.

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

On May 26, 2006, following the registration of our subsidiary CME Media Enterprises B.V. as the owner of 16.67% of CET 21, formerly owned by Peter Krsak, we paid the final CZK 600.0 million (approximately US$ 27.3 million at the payment date) instalment of the consideration due to Mr. Krsak. This amount had been held in escrow, and disclosed in restricted cash (see Note 7) since May 27, 2005, with a corresponding amount reported as deferred consideration.

Romania

Acquisition of additional interest - Pro TV, MPI and Media Vision

On February 17, 2006, we purchased an additional 5.0% of Pro TV, MPI and Media Vision from Adrian Sarbu, the general director of our Romania operations, for consideration of US$ 27.2 million. We now own a 90.0% voting and economic interest in Pro TV and MPI and a 75.0% voting and economic interest in Media Vision. We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and identified separately identifiable assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. A put option of 4.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter. Mr. Sarbu’s right to put the remaining 4.79% shareholding is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put our 10.0% in Media Pro. For more information, see Note 5. As at September 30, 2006, we consider the fair value of the put option to be approximately US$ nil.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Slovak Republic

Acquisition - A.R.J., a.s.

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

As of January 23, 2006, we hold an 80.0% voting interest in Markiza and an 89.8% voting interest in STS and have increased our economic interest in our Slovak operations from 70.0% to 80.0%. The remaining minority interests in Markiza are held by our partners Jan Kovacik and Milan Fil’o through Media Invest s.r.o. Markiza and STS have been consolidated from the date of acquisition of ARJ.

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and identified separately identifiable assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Ukraine

Acquisition - Ukrpromtorg-2003 LLC

On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg-2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, the operator of the GRAVIS television channel in Kiev, as well as two other local channels in Ukraine, for consideration of approximately US$ 7.4 million including acquisition costs. US$ 5.1 million of the consideration was paid in 2005 and reported as acquisition costs on the consolidated balance sheet as at December 31, 2005, US$ 1.5 million was paid in January 2006, and US$ 0.3 million was paid in May 2006. The remainder of the purchase price was outstanding at September 30, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and identified separately identifiable assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Property, plant and equipment	$2,615
Intangible assets subject to amortization (1)	968
Other assets	239
Goodwill	4,627
Deferred tax liability	(724)
Other liabilities	(373)
Total purchase price (2)	$7,352

(1) The intangible assets subject to amortization comprise approximately US$ 0.6 million relating to television broadcast licenses, which are being amortized over nine years, approximately US$ 0.3 million relating to a favorable lease contract, which is being amortized over 19 years, and approximately US$ 0.1 million relating to order backlog, which was amortized during the year.
(2) Total purchase price includes US$ 0.4 million of capitalized acquisition costs.

4. GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine. No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at September 30, 2006, and December 31, 2005 is summarized as follows:

	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Ukraine	Total

Balance, December 31, 2005	$695	$706,950	$19,754	$-	$15,088	$4,096	$746,583
Additions	-	-	11,376	22,021	-	4,627	38,024
Other adjustments	-	(7,580)	-	-	-	-	(7,580)
Impairment charge	(748)	-	-	-	-	-	(748)
Foreign currency movements	53	69,228	-	1,284	1,042	-	71,607
Balance, September 30, 2006	$-	$768,598	$31,130	$23,305	$16,130	$8,723	$847,886

When we updated our medium-term forecast models at June 30, 2006, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. In such circumstances, SFAS 142 “Goodwill and Other Intangible Assets” requires that the carrying value of the intangible assets with indefinite lives are compared to their fair value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured as the excess of the carrying value over the fair value. As a result of our analysis, we recognized an impairment charge of US$ 0.7 million relating to goodwill. A further impairment charge relating to other Long-Lived Assets was not deemed necessary under the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses:

The net book value of our broadcast licenses as at September 30, 2006 and December 31, 2005 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2005	$18,936	$152,655	$171,591
Additions	6,475	7,875	14,350
Amortization	-	(11,656)	(11,656)
Foreign currency movements	584	14,951	15,535
Balance, September 30, 2006	$25,995	$163,825	$189,820

With the exception of our broadcast licenses in the Czech Republic, Slovak Republic and Ukraine, our broadcast licenses primarily have indefinite lives and are subject to annual impairment reviews. The licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, between seven and ten years. The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years. The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, thirteen years.

The gross value and accumulated amortization of amortized broadcast licenses was as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Gross value	$187,602	$163,628
Accumulated amortization	(23,777)	(10,973)
Total net book value	$163,825	$152,655

Other intangible assets:

The net book value of our other intangible assets as at September 30, 2006 and December 31, 2005 is summarized as follows:

	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2005	$32,560	$15,098	$-	$47,658
Additions	7,636	11,975	398	20,009
Amortization	-	(2,213)	(98)	(2,311)
Foreign currency movements	2,130	1,399	-	3,529
Balance, September 30, 2006	$42,326	$26,259	$300	$68,885

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years. Trademarks have an indefinite life.

The gross value and accumulated amortization of customer relationships and other intangible assets was as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Gross value	$30,573	$17,038
Accumulated amortization	(4,014)	(1,940)
Total net book value	$26,559	$15,098

5. INVESTMENTS

We hold the following investments in unconsolidated affiliates:

	Voting interest	September 30, 2006	December 31, 2005

STS	49%	-	23,886
Media Pro	10%	16,569	-
Radio Pro	Various	-	50

		$16,569	$23,936

STS has been consolidated since January 23, 2006, the date of acquisition of ARJ (see Note 3).

On August 11, 2006 we acquired a 10.0% interest in Media Pro. The remaining 90% of Media Pro is held by Adrian Sarbu, the general director of our Romania operations.

In consideration for the purchase of this interest, we paid EUR 8.0 million (approximately US$ 10.1 million at the date of acquisition) in cash and transferred our existing 20.0% investment in Radio Pro, which we determined to have a fair value of US$ 6.2 million based upon an independent valuation. As a result of this transaction, we were required to record a gain of US$ 6.2 million on the disposal of our investment in Radio Pro, which had previously been carried on our consolidated balance sheet at US$ 0.1 million.

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 16.5 million) and the value of our investment, as determined by an independent valuer. This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu. For more information, see Note 3. As at September 30, 2006, we consider the fair value of this put option to be US$ nil.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6. SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying Value		Fair Value
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005

EUR 245.0 million 8.25% Senior Notes	$310,170	$288,984	$339,636	$323,737
EUR 125.0 million floating rate Senior Notes	158,250	147,440	166,954	156,324
	$468,420	$436,424	$506,590	$480,061

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 and EUR 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (8.57% was applicable at September 30, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the Senior Notes as at September 30, 2006 and December 31, 2005 was calculated by multiplying the outstanding debt by the traded market price at the relevant date.

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

Further, prior to May 15, 2009, we may redeem all or a part of the fixed rate notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

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

7. RESTRICTED CASH

Restricted cash consists of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Czech Republic	$-	$24,554
Croatia	3,951	3,640
Directors’ and officers’ insurance	5,448	5,285
Other	741	693
Total restricted cash	$10,140	$34,172

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

8. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Trading:
Third-party customers	$102,853	$103,921
Less: allowance for bad debts and credit notes	(10,945)	(8,612)
Related parties	5,546	2,034
Less: allowance for bad debts and credit notes	(272)	(265)
Total trading	$97,182	$97,078

Other:
Third-party customers	$258	$257
Less: allowance for bad debts and credit notes	(96)	(83)
Related parties	444	434
Less: allowance for bad debts and credit notes	(290)	(290)
Total other	$316	$318

Total accounts receivable	$97,498	$97,396

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9. OTHER ASSETS

Other current and non-current assets consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Current:
Prepaid programming	$23,171	$17,534
Other prepaid expenses	8,153	6,009
Deferred tax	1,578	3,025
VAT recoverable	1,721	7,888
Loan to related party	600	600
Capitalized debt costs	2,766	2,250
Assets held-for-sale	364	341
Other	3,348	1,209
Total other current assets	$41,701	$38,856
Non-current:
Capitalized debt costs	$11,811	$11,618
Loan to related party	1,655	1,910
Deferred tax	1,245	779
Other	2,510	753
Total other non-current assets	$17,221	$15,060

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (see Note 6), and are being amortized over the term of the Senior Notes using the effective interest method. The assets held-for-sale relate to land and buildings in our Croatia operations.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Land and buildings	$37,065	$17,548
Station machinery, fixtures and equipment	95,738	72,017
Other equipment	20,596	20,447
Software licenses	13,421	8,360
Construction in progress	13,658	5,180
Total cost	180,478	123,552
Less: Accumulated depreciation	(87,029)	(64,655)
Total net book value	$93,449	$58,897

Assets held under capital leases (included in the above)
Land and buildings	$5,331	$4,980
Station machinery, fixtures and equipment	1,450	1,434
Total cost	6,781	6,414
Less: Accumulated depreciation	(1,128)	(1,167)
Net book value	$5,653	$5,247

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Accounts payable	$27,102	$21,533
Programming liabilities	33,356	18,891
Deferred income	18,344	7,202
Settlement liability	-	10,007
Accrued staff costs	10,281	9,402
Accrued production costs	6,936	5,882
Accrued interest payable	14,891	4,483
Accrued legal costs	3,621	3,620
Accrued rent costs	1,484	82
Other accrued liabilities	6,416	3,747
Total accounts payable and accrued liabilities	$122,431	$84,849

The settlement liability represented an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost (“CNTS”) and the PPF Group dated December 19, 2003 following a mediation. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and was fully repaid in January 2006.

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

12. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following at September 30, 2006 and December 31, 2005:

		September 30, 2006	December 31, 2005
Credit facilities:
Corporate	(a)	$-	$-
Croatia operations	(b) - (c)	936	1,135
Czech Republic operations	(d) - (f)	11,173	42,703
Romania operations	(g)	-	-
Slovenia operations	(h)	-	-
Ukraine operations	(i)	900	-
Total credit facilities		$13,009	$43,838

Capital leases:
Croatia operations, net of interest		$22	$132
Czech Republic operations, net of interest		2	6
Romania operations, net of interest		278	290
Slovak Republic operations, net of interest		151	-
Slovenia operations, net of interest		4,127	4,040
Total capital leases		$4,580	$4,468

Total credit facilities and capital leases		$17,589	$48,306
Less current maturities		(12,063)	(43,566)
Total non-current maturities		$5,526	$4,740

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 126.6 million) arranged by the European Bank for Reconstruction and Development (the “Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for up to EUR 50.0 million in aggregate. Initial drawings up to EUR 100.0 million will be used for certain specified projects in Central and Eastern Europe.

The Loan bears interest at a rate of three-month EURIBOR plus 2.75% on the drawn amount. The available amount of the Loan amortizes by 7.5% every six months from May 2008 to November 2009, then by 15% in May 2010 and November 2010, and by 40% in May 2011.

Covenants contained in the Loan are in line with those contained in our Senior Notes (see Note 6). In addition, the Loan’s covenants restrict us from making principal repayments on other debt of greater than US$ 20.0 million per year for the life of the Loan. This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

There were no drawings under this facility as at September 30, 2006.

Croatia

(b) A total of EUR 0.7 million (approximately US$ 0.9 million) was drawn down under two agreements our Croatia operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of three-month EURIBOR plus 2.50% and are repayable in quarterly instalments until April 1, 2011. As at September 30, 2006, an aggregate rate of 5.75% applied to these loans. These loans are secured by certain fixed assets of OK, which as at September 30, 2006 have a carrying value of approximately US$ 0.1 million.

(c) EUR 0.04 million (approximately US$ 0.04 million) was drawn down by our Croatia operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of three-month EURIBOR plus 3.00% and is repayable on October 1, 2006. As at September 30, 2006, an aggregate rate of 6.10% applied to this loan.

Czech Republic

(d) As at September 30, 2006, there were no drawings by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 53.6 million) available until October 31, 2009 with Ceska Sporitelna, a.s. (“CS”) This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%. This facility is secured by a guarantee of CME Media Services and a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS.

(e) CZK 250.0 million (approximately US$ 11.2 million), the full amount of the facility, has been drawn by CET 21 and CME Media Services under a working capital facility agreement with CS which matures on January 31, 2007 and bears interest at the three-month Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.95% (three-month PRIBOR relevant to drawings under this facility at September 30, 2006 was 2.53%). This working capital facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s.

(f) As at September 30, 2006, there were no drawings under a CZK 600.0 million (approximately US$ 26.8 million) factoring facility between CME Media Services and Factoring Ceska Sporitelna, a.s. available until March 31, 2010. The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(g) As at September 30, 2006, our Romania operations had made no drawings under a EUR 3.0 million (approximately US$ 3.8 million) three-month overdraft facility with ING Bank N.V. Amsterdam. This facility is secured by a floating charge over the accounts receivable of our Romania operations and allows drawings to be made in US dollars (bearing interest at one-month LIBOR plus 2.00%), Euro (bearing interest at one-month EURIBOR plus 2.00%) or New Romanian Lei (bearing interest at 'best market rate').

Slovenia

(h) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 47.5 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at September 30, 2006, there were no drawings under this revolving facility.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Ukraine

(i) On August 16, 2006, our Ukraine operations entered into a US$ 0.9 million, three-year loan with Dertus Finance Group, the minority shareholder in Ukrpromtorg. This loan is unsecured and bears interest at 9%.

Total Group

At September 30, 2006, the maturity of our debt (including our Senior Notes) is as follows:

2006	$11,295
2007	165
2008	172
2009	1,082
2010	194
2011 and thereafter	468,521
Total	$481,429

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at September 30, 2006:

2006	$491
2007	624
2008	622
2009	496
2010	496
2011 and thereafter	3,450
6,179
Less: amount representing interest	(1,599)
Present value of net minimum lease payments	$4,580

13. FINANCIAL INSTRUMENTS

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 478.2 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 475.9 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The fair value of these financial instruments as at September 30, 2006 was a US$ 2.8 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 6). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates. These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

14. SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at September 30, 2006 and December 31, 2005. None were issued and outstanding as at September 30, 2006 and December 31, 2005.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at September 30, 2006 and December 31, 2005. The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share. Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On March 29, 2006, we sold 2,530,000 shares of our Class A Common Stock (including 330,000 sold pursuant to an underwriters’ option) and received net proceeds of approximately US$ 168.6 million.

On May 3, 2006, EL/RSLG Media Inc. converted 336,000 shares of Class B Common Stock, on May 9, 2006, Leonard A. Lauder converted 140,000 and LWG Family Partners L.P. converted 215,000 shares of Class B Common Stock, on May 11, 2006, EL/RSLG Media Inc. converted 4,895 shares of Class B Common Stock, and on June 23, 2006, Ronald Lauder converted 57,799 shares of Class B Common Stock into a combined total of 753,694 shares of Class A Common Stock.

On August 28, 2006, Ronald Lauder exercised options over 100,000 shares of Class B Common Stock.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15. STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Stock-based compensation charged under FIN 44	$-	$40	$-	$872
Stock-based compensation charged under FAS 123(R) (2005: FAS 123)	967	616	2,385	1,552
Total stock-based compensation	$967	$656	$2,385	$2,424

Stock-based compensation under FIN 44

For certain options issued in 1998 and 2000, our stock-based compensation charge was calculated according to FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). This requires that compensation costs for modified or variable awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised, subject to a minimum of the original intrinsic value at the original measurement date. The last of these options was exercised on December 15, 2005. The amounts charged have been presented following the conclusion of our review of historic stock option grants (for further information, see Note 2).

Stock-based compensation under FAS 123(R)

Under the provisions of FAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2006 Option Grants

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grants of options to employees to purchase 22,000 shares of our Class A Common Stock, with a vesting period of four years, on February 1, 2006, 12,500 such options, with a vesting period of four years, on May 1, 2006, 50,000 such options, with a vesting period of four years, on June 8, 2006, and 80,000 such options, with a vesting period of four and a half years, on July 28, 2006. Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grants of options to non-executive directors to purchase 48,000 shares of our Common Stock, with a vesting period of four years, on June 7, 2006. The exercise price of the granted options ranges from US$ 56.42 to US$ 64.81 per share. The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free Interest Rate (%)	Expected Term (years)	Expected Volatility (%)	Dividend Yield (%)	Weighted- Average Fair Value (US$/share)

February 1, 2006	22,000	4.52%	6.25	45.87%	0%	$30.74
May 1, 2006	12,500	5.04%	6.25	44.55%	0%	$33.21
June 7, 2006	48,000	4.98%	6.25	44.46%	0%	$29.96
June 8, 2006	50,000	4.96%	6.25	44.53%	0%	$28.83
July 28, 2006	80,000	4.92%	4.50	44.05%	0%	$26.16

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and its peers for the expected term of each grant. We consider this basis to represent the best indicator of expected volatility over the life of the option. The expected dividend yield for these grants was assumed to be 0%. The weighted average fair value of all the grants made in the three months ended September 30, 2006 was US$ 26.16 per option. The weighted average fair value of all the grants made in the nine months ended September 30, 2006 was US$ 28.68 per option. In accordance with FAS 123(R), the total fair value of the option grants made in the nine months ended September 30, 2006 of US$ 5.7 million is being recognized as an expense in the consolidated statement of operations over the requisite service period of the award.

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

Date of Option Grant	Number of Options Granted	Risk-free Interest Rate (%)	Expected Term (years)	Expected Volatility (%)	Dividend Yield (%)	Weighted- Average Fair Value ($/share)

June 2, 2005	122,000	3.74%	6.25	53.24%	0%	$24.56

The expected stock price volatility was calculated as 53.24% based on an analysis of the historical stock price volatility of the Company and its peers for the preceding 6.25-year period. The total fair value of these options of US$ 3.0 million is being recognized in the consolidated Statement of Operations over the requisite service period of the award.

A summary of option activity for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,118,275	$22.23	7.11	$39,763
Granted	212,500	59.50
Exercised	(195,450)	18.66
Forfeited	(21,750)	39.61
Outstanding at September 30, 2006	1,113,575	$29.75	7.30	$41,521
Vested or expected to vest at September 30, 2006	1,023,248	28.86	7.33	39,079
Exercisable at September 30, 2006	487,650	$14.67	6.51	$25,541

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2006 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options as of September 30, 2006. This amount changes based on the fair value of our Common Stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was US$ 8.4 million and US$ 25.1 million, respectively. As of September 30, 2006, there was US$ 10.2 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 3.0 years. Proceeds received from the exercise of stock options was US$ 3.6 million and US$ 5.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

16. EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net income / (loss) available for common shareholders	$3,934	$(9,654)	$(5,808)	$7,770

Weighted average outstanding shares of common stock (000’s)	40,651	37,883	39,792	33,549
Dilutive effect of employee stock options (000’s)	537	-	-	829
Common stock and common stock equivalents (000’s)	41,188	37,883	39,792	34,378

Net income / (loss) per share:
Basic	$0.09	$(0.25)	$(0.14)	$0.23
Diluted	$0.09	$(0.25)	$(0.14)	$0.23

At September 30, 2006 and 2005, we did not include stock options to purchase 407,000 shares and 122,000 shares of Common Stock, respectively, in the calculations of diluted income / (loss) per share because their inclusion would be anti-dilutive.

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

We acquired our Czech Republic operations on May 2, 2005; therefore, we include only limited qualified comparisons of financial results for our Czech Republic operations for the nine-month period ending September 30, 2006.

Our key performance measure of the efficiency of our business segments is EBITDA Margin. We define Segment EBITDA Margin as the ratio of Segment EBITDA to Segment Net Revenues.

Segment EBITDA is determined as segment net income / (loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA include:

•	expenses presented as corporate operating costs in our consolidated statements of operations and comprehensive income;

•	foreign currency exchange gains and losses;

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

•	change in fair value of derivatives; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments of assets or investments, gain on sale of unconsolidated affiliates).

EBITDA is not a term defined under US GAAP, and Segment EBITDA may not be comparable to similar measures reported by other companies. Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated US GAAP results for the three and nine months ended September 30, 2006 and 2005 for condensed consolidated statement of operations data and as at September 30, 2006 and December 31, 2005 for condensed consolidated balance sheet data:

	For the Three Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2006	2005	2006	2005
Country:
Croatia (NOVA TV)	$4,288	$4,183	$(4,558)	$(4,786)
Czech Republic (TV NOVA, GALAXIE SPORT)	40,141	40,883	17,234	11,940
Romania (2)	29,298	21,138	11,719	7,831
Slovak Republic (MARKIZA TV)	13,895	11,720	2,408	876
Slovenia (POP TV, KANAL A)	9,101	7,655	1,225	1,032
Ukraine (STUDIO 1+1, KINO)	15,759	13,208	(2,020)	2,483
Total segment data	$112,482	$98,787	$26,008	$19,376

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$112,482	$87,067	$1,784	$(5,090)
Corporate operating costs	-	-	8,342	4,840
Depreciation of station property, plant and equipment	-	-	6,080	4,230
Amortization of broadcast licenses and other intangibles	-	-	5,015	4,678
Unconsolidated equity affiliates (3)	-	11,720	-	876
Interest income	-	-	(1,554)	(1,716)
Interest expense	-	-	11,066	11,574
Foreign currency exchange gain, net	-	-	(6,018)	(856)
Change in fair value of derivatives	-	-	881	-
Other expense	-	-	412	840
Total segment data	$112,482	$98,787	$26,008	$19,376

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(3) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2006	2005	2006	2005
Country:
Croatia (NOVA TV)	$13,745	$16,791	$(11,639)	$(9,547)
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	137,002	88,647	59,569	40,226
Romania (3)	96,938	66,786	39,756	25,969
Slovak Republic (MARKIZA TV)	45,147	43,990	9,258	11,002
Slovenia (POP TV, KANAL A)	34,883	31,509	10,688	10,202
Ukraine (STUDIO 1+1, KINO)	62,871	44,747	14,447	9,768
Total segment data	$390,586	$292,470	$122,079	$87,620

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$388,825	$248,480	$9,595	$20,082
Corporate operating costs	-	-	24,019	16,108
Depreciation of station property, plant and equipment	-	-	17,841	9,292
Amortization of broadcast licenses and other intangibles	-	-	13,967	6,611
Impairment charge	-	-	748	35,331
Unconsolidated equity affiliates (4)	1,761	43,990	(1,283)	11,002
Interest income	-	-	(4,748)	(3,354)
Interest expense	-	-	32,921	18,305
Foreign currency exchange (gain) / loss, net	-	-	25,469	(30,286)
Change in fair value of derivatives	-	-	2,757	-
Other expense	-	-	793	4,529
Total segment data	$390,586	$292,470	$122,079	$87,620

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) We acquired our Czech Republic operations in May 2005.
(3) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:
Croatia	$793	$917	$2,224	$2,133
Czech Republic (1)	5,957	5,776	17,365	8,158
Romania	1,659	1,063	4,023	2,677
Slovak Republic	791	707	3,139	1,641
Slovenia	952	701	2,492	1,684
Ukraine	943	451	2,742	1,251
Total	$11,095	$9,615	$31,985	$17,544

Reconciliation to condensed consolidated statement of operations:

Unconsolidated equity affiliates	-	(707)	(177)	(1,641)
Total consolidated depreciation and amortization	$11,095	$8,908	$31,808	$15,903
Represented as follows:
Depreciation of station property, plant & equipment	6,080	4,230	17,841	9,292
Amortization of broadcast licenses and other intangibles	5,015	4,678	13,967	6,611

(1) We acquired our Czech Republic operations in May 2005.

	September 30, 2006	December 31, 2005
Total assets (1):
Croatia	$24,333	$25,017
Czech Republic	1,087,983	1,018,253
Romania	179,952	123,699
Slovak Republic	76,915	41,873
Slovenia	68,156	62,926
Ukraine	74,026	49,438
Total segment assets	$1,511,365	$1,321,206

Reconciliation to condensed consolidated balance sheets:

Unconsolidated equity affiliates	-	(41,873)
Corporate	159,185	109,517
Total assets	$1,670,550	$1,388,850

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Long-lived assets (1):
Croatia	$7,327	$6,264
Czech Republic	19,963	16,027
Romania	20,260	13,154
Slovak Republic	16,926	14,245
Slovenia	15,510	15,523
Ukraine	11,490	7,127
Total long-lived assets	$91,476	$72,340

Reconciliation to condensed consolidated balance sheets:

Unconsolidated equity affiliates	-	(14,245)
Corporate	1,973	802
Total long-lived assets	$93,449	$58,897

(1) Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers. No customer accounts for more than 10% of revenue.

18. DISCONTINUED OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Income on disposal of discontinued operations	$-	$-	$-	$164
Tax on disposal of discontinued operations	(2,333)	(3,332)	(4,863)	(5,540)
Net loss from discontinued operations	$(2,333)	$(3,332)	$(4,863)	$(5,376)

On February 9, 2004, we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the years up to and including 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million. We expected to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore agreed to a minimum payment of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009.

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009. As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities we have provided for the shortfall. In our condensed consolidated statement of operations, we recognized a charge of US$ 2.3 million for the three months ended September 30, 2006 (charge of US$ 3.3 million for the three months ended September 30, 2005), and a charge of US$ 4.9 million for the nine months ended September 30, 2006 (charge of US$ 5.5 million for the nine months ended September 30, 2005).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

19. COMMITMENTS AND CONTINGENCIES

Commitments

a) Station Programming Rights Agreements

As at September 30, 2006 and December 31, 2005, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

	September 30, 2006	December 31, 2005

Croatia	$9,925	$3,014
Czech Republic	13,919	22,812
Romania	23,676	14,073
Slovak Republic	2,278	-
Slovenia	3,082	3,080
Ukraine	12,525	8,864
Total	$65,405	$51,843

b) Operating Lease Commitments

For the nine months ended September 30, 2006 and 2005, we incurred aggregate rent on all facilities of US$ 7.0 million and US$ 4.3 million, respectively. Future minimum operating lease payments at September 30, 2006 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

2006	$3,467
2007	1,923
2008	1,559
2009	744
2010	744
2011 and thereafter	394
Total	$8,831

c) Acquisition of Minority Shareholdings in Romania

Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter. Mr. Sarbu’s right to put the remaining 4.79% is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put our 10.0% in Media Pro. As at September 30, 2006, we consider the fair value of the put option to be approximately US$ nil.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

d) Other

Dutch Tax

On February 9, 2004, we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the period through 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million. We expected to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance later rule that arbitration awards such as the one we received are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income but will not reduce our minimum payment commitments.

As at September 30, 2006, we provided US$ 5.5 million (US$ 3.5 million in non-current liabilities and US$ 2.0 million in current liabilities) (as at December 31, 2005: US$ 2.1 million (US$ 0.7 million in non-current liabilities and US$ 1.4 million in current liabilities)) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that is likely to fall due over this period from business operations, based on current business structures and economic conditions, and charged US$ 2.3 million for the three months ended September 30, 2006 (charge of US$ 3.3 million for the three months ended September 30, 2005) and charged US$ 4.9 million for the nine months ended September 30, 2006 (charge of US$ 5.5 million for the nine months ended September 30, 2005) through discontinued operations in our condensed consolidated statement of operations.

Czech Republic - Guarantee and Factoring of Trade Receivables

CET 21 and CME Media Services have a working capital credit facility of CZK 250.0 million (approximately US$ 11.2 million) with Ceska Sporitelna, a.s. that matures on January 31, 2007, which was fully drawn at September 30, 2006. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s.

CME Media Services has a factoring arrangement of CZK 600.0 million (approximately US$ 26.8 million) with Factoring Ceska Sporitelna, a.s., that bears interest for the period that actively assigned accounts receivable are outstanding. As at September 30, 2006, there were no drawings under this arrangement.

A sale of the receivables under this factoring arrangement is accounted for as a secured borrowing in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and proceeds received are recorded in the condensed consolidated balance sheet within current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as the risks of ownership remain with CME Media Services.

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

Croatia

Global Communications Dispute

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.1 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 11.7 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We have also appealed this decision.

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we continue to dispute this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We have appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court. On August 28, 2006, we received a lower court decision of an injunction against us that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK. We have also appealed this decision. On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We do not expect the Croatia operations to suffer any significant loss or disruption as a consequence of these actions.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic

Antimonopoly Office

At the end of 2005, the Office for the Protection of Economic Competition of the Czech Republic (the “Antimonopoly Office”) commenced an investigation into potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004. Without acknowledging any infringements alleged by the Antimonopoly Office, CET 21 agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. In March 2006, the Antimonopoly Office accepted a commitment from CET 21 to cure all the alleged legal defects in the relevant TV NOVA advertising agreements. In compliance with this commitment, CET 21 adopted a new form of advertising agreement which was approved by the Antimonopoly Office in April 2006. CET 21 anticipates that the Antimonopoly Office will terminate the investigation during the last quarter of 2006, once all of CET 21’s advertising agreements have been replaced by the new, approved, form of advertising agreement.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to SIT 190.0 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29.0 million (approximately US$ 0.2 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190.0 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Mrs. Meglic will prevail and will continue to defend the claim.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoisky is attempting to enforce what he alleges was a binding oral agreement with Mr. Rodnyansky to purchase the latter’s 70.0% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoisky on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoisky, Mr. Rodnyansky and Boris Fuchsmann for the acquisition by Mr. Kolomoisky of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyansky and Mr. Fuchsmann, subject to Mr. Kolomoisky assuming all of their obligations under our existing partnership arrangements. On August 16, 2006, the district court in Kiev ruled in favor of Mr. Kolomoisky and found that he is entitled to the 70% interest in Studio 1+1 held by Rodnyansky. Our Ukrainian affiliate Intermedia and Mr. Rodnyansky filed appeals against this decision.

At a hearing on October 31, 2006, the appellate court, in an oral decision, overturned the decision of the court of first instance and denied Mr. Kolomoisky’s claim that he is entitled to a 70% interest in Studio 1+1 held by Mr. Rodnyansky. A written decision is expected to be published in November. Mr. Kolomoisky has two months from the issuance of the decision to file an appeal with the court of cassation, the highest court in Ukraine.  The court of cassation has discretion whether to accept such an appeal. In the absence of both an acceptance by the court of cassation of such an appeal and a favorable ruling by that court, Mr. Kolomoisky no longer has a basis for claiming this ownership right in Studio 1+1 on the same grounds.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law came into force in March 2006. Our partners have acknowledged an obligation to restructure upon the entry into force of these amendments. On September 5, 2006, our partners entered into certain agreements to implement the restructuring. Following the completion of the transactions reflected in these agreements and the registration of the charter of Studio 1+1 amended to reflect the new ownership of Studio 1+1, we will own 60% of Studio 1+1. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Mr. Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Mr. Kolomoisky against Mr. Rodnyansky, the state registrar in the district administration in Kiev where such charter amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1. Our partners are no longer seeking to enforce the injunction filed at their initiative; we expect that this injunction will be removed once the case file in this matter has been transferred to the appellate court and the appeal filed by Mr. Kolomoisky in respect of this injunction has been scheduled.

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

The following summarizes the expiry dates of our television broadcasting licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.
Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017.
Romania	Licenses expire on dates ranging from late November 2006 to October 2015.
Slovak Republic	The license of MARKIZA TV expires in September 2019.
Slovenia	The licenses of POP TV and KANAL A expire in August 2012.
Ukraine
The 15-hour license of STUDIO 1+1 expires in December 2006. In July 2006, the Ukrainian Media Council issued a decision to extend this license with the issuance of a new license subject to satisfying two conditions (see Note 1 and Part II, Item I, “Legal Proceedings, Ukraine” and Part II, Item 1A. Risk Factors). The license to broadcast for the remaining nine hours in off-prime time expires in August 2014. The three licenses held by Ukrpromtorg expire in November 2008, March 2010 and October 2012.

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

The following discussion should be read in conjunction with the section entitled “Risk Factors” in Part II, Item 1A, in addition to our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005 (as restated)	Movement

Net revenues	$112,482	$87,067	$25,415
Operating income	6,571	4,752	1,819
Net income / (loss) from continuing operations	6,267	(6,322)	12,589
Net income / (loss)	$3,934	$(9,654)	$13,588

Index

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005 (as restated)	Movement

Net revenues	$388,825	$248,480	$140,345
Operating income	66,787	9,276	57,511
Net income / (loss) from continuing operations	(945)	13,146	(14,091)
Net (loss) / income	$(5,808)	$7,770	$(13,578)

The principal events for the three months ended September 30, 2006 are as follows:

—
In the three months ended September 30, 2006, we achieved a Segment EBITDA margin of 23% compared to 20% for the three months ended September 30, 2005 Segment EBITDA is defined and reconciled to our consolidated US GAAP results in Item 1, Note 17).

—
On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a ten-year period from January 1, 2007. Issuance of the license itself is subject to the payment of a fee of approximately UAH 5.9 million (approximately US$ 1.2 million), which has been paid, and to the requirement that Studio 1+1 bring its corporate documents into conformity with recent amendments to the Ukrainian Media Law (see Part II, Item 1A. Risk Factors).

—
On July 21, 2006, we entered into a five-year EUR 100.0 million revolving project loan facility, which, once fully drawn, can be repaid and then used as a revolving credit facility to further increase our financing flexibility and reduce our average cost of debt.

—
On July 1, 2006 we launched a new entertainment channel in Ukraine, KINO, targeted at a young demographic. In the three months since launch, KINO has secured an average all day audience share of approximately 2.5% in the Kiev area.

—
On August 11, 2006 we completed the acquisition of a 10.0% stake in Media Pro, a group of Romanian companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio. For more information on our acquisition of Media Pro, see Item 1, Notes 3 and 5.

—
During the quarter our Audit Committee commenced a voluntary review of our stock option granting practices covering the period from 1994 to 2002. The review found certain instances of administrative and procedural deficiencies that occurred in the period between 1994 and 1998 but found no evidence from which it could be concluded that the errors were the result of deliberate or intentional misstatement. The errors identified neither relate to nor impact the current year results. We have restated our historic financial statements to correct these errors. See Part I, Item 1, Note 2 for further information.

Management Changes

—	On July 28, 2006, Michael Garin’s agreement to serve as Chief Executive Officer was extended from 2008 to 2010.

—	On August 1, 2006, Adrian Sarbu was appointed an executive in the Czech Republic with CET 21, effective March 3, 2006 until December 31, 2007.

—	On August 3, 2006, Robert E. Burke announced his intention to step down as the Company’s President and Chief Operating Officer effective October 1, 2006.

—	On October 5, 2006, Marina Williams’ agreement to serve as Executive Vice President was extended from 2008 to 2010.

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

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated US GAAP results for the three and nine months ended September 30, 2006 and 2005 see Item 1, Note 17.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA Margin showing the relative contribution of each segment, is as follows:

SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	(1)	2005	(1)
Segment Net Revenues
Croatia (NOVA TV)	$4,288	4%	$4,183	4%
Czech Republic (TV NOVA, GALAXIE SPORT)	40,141	36%	40,883	41%
Romania (2)	29,298	26%	21,138	22%
Slovak Republic (MARKIZA TV) (3)	13,895	12%	11,720	12%
Slovenia (POP TV, KANAL A)	9,101	8%	7,655	8%
Ukraine (STUDIO 1+1, KINO)	15,759	14%	13,208	13%
Total Segment Net Revenues	$112,482	100%	$98,787	100%

Segment EBITDA
Croatia (NOVA TV)	$(4,558)	(17)%	$(4,786)	(25)%
Czech Republic (TV NOVA, GALAXIE SPORT)	17,234	66%	11,940	62%
Romania (2)	11,719	45%	7,831	40%
Slovak Republic (MARKIZA TV) (3)	2,408	9%	876	5%
Slovenia (POP TV, KANAL A)	1,225	5%	1,032	5%
Ukraine (STUDIO 1+1, KINO)	(2,020)	(8)%	2,483	13%
Total Segment EBITDA	$26,008	100%	$19,376	100%

Segment EBITDA Margin (4)	23%		20%

(1) Percentage of Total Segment Net Revenues and Total Segment EBITDA.
(2) Romania networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(3) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(4) We define Segment EBITDA Margin as the ratio of Total Segment EBITDA to Total Segment Net Revenues.

Index

SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	(1)	2005	(1)
Segment Net Revenues
Croatia (NOVA TV)	$13,745	3%	$16,791	6%
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	137,002	35%	88,647	30%
Romania (3)	96,938	25%	66,786	23%
Slovak Republic (MARKIZA TV) (4)	45,147	12%	43,990	15%
Slovenia (POP TV, KANAL A)	34,883	9%	31,509	11%
Ukraine (STUDIO 1+1, KINO)	62,871	16%	44,747	15%
Total Segment Net Revenues	$390,586	100%	$292,470	100%

Segment EBITDA
Croatia (NOVA TV)	$(11,639)	(10)%	$(9,547)	(11)%
Czech Republic (TV NOVA, GALAXIE SPORT) (2)	59,569	49%	40,226	46%
Romania (3)	39,756	32%	25,969	29%
Slovak Republic (MARKIZA TV) (4)	9,258	8%	11,002	13%
Slovenia (POP TV, KANAL A)	10,688	9%	10,202	12%
Ukraine (STUDIO 1+1, KINO)	14,447	12%	9,768	11%
Total Segment EBITDA	$122,079	100%	$87,620	100%

Segment EBITDA Margin (5)	31%		30%

(1)  Percentage of Total Segment Net Revenues and Total Segment EBITDA.
(2)  We acquired our Czech Republic operations in May 2005.
(3)  Romania networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.
(4)  Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(5)  We define Segment EBITDA Margin as the ratio of Total Segment EBITDA to Total Segment Net Revenues.

Index

ANALYSIS BY GEOGRAPHIC SEGMENT

In the countries in which we operate, advertisers tend to allocate their television advertising budgets among channels based on each channel's audience share, audience demographic profile and pricing policy. We generally offer two different bases of pricing to our advertising customers. The first basis is cost per gross rating point (which we refer to as “GRP”). A GRP represents the percentage of audience (from the population over the age of four) reached by a television advertisement and the number of GRPs achieved for a defined time period is the product of the proportion of that total viewing population watching that television advertisement and the frequency that it is viewed (as measured by international measurement agencies using peoplemeters). The second basis is rate-card, which reflects the timing and duration of an advertisement. Whether advertising is sold on a GRP basis or a rate-card basis depends on the dynamics of a particular market and our relative audience share.

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

Rate-card pricing: Advertising priced on a rate-card basis is applied to advertisements scheduled at a specific time. Consistent with industry practice, we provide an incentive rebate on rate-card prices to a number of advertising agencies and their clients. We recognize our advertising revenue at the time the relevant advertisement is broadcast net of rebates.

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

For the purposes of our management discussion and analysis, total television advertising revenue net of rebates is referred to as “spot revenues”. Non-spot revenues refers to all other revenues, including those from sponsorship, game shows, program sales, text messaging, cable subscriptions and barter transactions. The total of spot revenues and non-spot revenues is equal to Segment Net Revenues.

(A) CROATIA

Market Background: We estimate that the television advertising market in Croatia grew by approximately 4% in local currency in 2005 and is expected to show single digit growth during 2006.

In the nine months ended September 30, 2006, the national all day audience share for NOVA TV (Croatia) was 15% compared to 14% for the nine months ended September 30, 2005. Our major competitors are the two state-owned channels HRT1 and HRT2, with national all day audience shares for the nine months ended September 30, 2006 of 35% and 18%, respectively, and privately owned broadcaster RTL with 24%.

The average prime time ratings for NOVA TV (Croatia) increased from 5.6% in the nine months ended September 30, 2005 to 6.8% in the nine months ended September 30, 2006.

Index

In July 2005, we initiated a multi-year investment plan to develop our transmission infrastructure and improve the quality of our programming, particularly locally produced content, in order to secure a larger audience share and increased revenues. Under this plan, we anticipated that NOVA TV (Croatia) would approach Segment EBITDA breakeven in 2007. While the performance of NOVA TV (Croatia) in terms of audience share and ratings has recently shown improvement, this has not yet translated into increased revenues in the timescales and amounts we anticipated in July 2005. As a result, we presently expect that Segment EBITDA breakeven will be delayed at least one year against the July 2005 plan.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

CROATIA SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$3,022	$3,147	$(125)
Non-spot revenues	1,266	1,036	230
Segment Net Revenues	$4,288	$4,183	$105

Segment EBITDA	$(4,558)	$(4,786)	$228
Segment EBITDA Margin	(106)%	(114)%	8%

•
Segment Net Revenues for the three months ended September 30, 2006 increased by US$ 0.1 million, or 3%, compared to the three months ended September 30, 2005. In local currency, Segment Net Revenues decreased by 3%. Spot revenues decreased by US$ 0.1 million, or 4%, due to lower volumes of GRPs sold as a result of competitor price reductions and the expiration of legacy deals.

Non-spot revenues increased by US$ 0.2 million, or 22%, due to an increase in short message service (“SMS”), teletext and telesales revenues.

•
Segment EBITDA for the three months ended September 30, 2006 was a loss of US$ 4.6 million compared to a loss of US$ 4.8 million for the three months ended September 30, 2005. In local currency, Segment EBITDA increased by 7%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2006 decreased by US$ 0.1 million, or 1%, compared to the three months ended September 30, 2005. Cost of programming increased by US$ 1.6 million, or 34%, due largely to the inclusion of the salary-related costs of production staff within cost of programming rather than other operating costs; excluding the impact of this change in classification, cost of programming decreased by US$ 0.6 million, or 12%, largely due to the decision to restrict expenditure on higher cost local productions. Other operating costs decreased by US$ 1.9 million, or 79%, primarily due to the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 0.3 million due to higher headcount. Selling, general and administrative expenses increased by US$ 0.2 million, or 11%, in the period ended September 30, 2006 primarily due to increased costs of marketing and research.

Index

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

CROATIA SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$10,773	$11,706	$(933)
Non-spot revenues	2,972	5,085	(2,113)
Segment Net Revenues	$13,745	$16,791	$(3,046)

Segment EBITDA	$(11,639)	$(9,547)	$(2,092)
Segment EBITDA Margin	(85)%	(57)%	(28)%

•
Segment Net Revenues for the nine months ended September 30, 2006 decreased by US$ 3.0 million, or 18%, compared to the nine months ended September 30, 2005. In local currency, Segment Net Revenues decreased by 18%. Spot revenues decreased by US$ 0.9 million, or 8%, due to a lower volume of GRPs sold due to competitor price reductions and the expiration of legacy deals. The volume loss was in part offset by price increases.

Non-spot revenues decreased by US$ 2.1 million, or 42%, mainly due to decreased levels of sponsorship. Lower levels of barter revenues also contributed to this decrease as some contracts were forgone in accordance with our policy to minimize barter transactions.

•
Segment EBITDA for the nine months ended September 30, 2006 was a loss of US$ 11.6 million compared to a loss of US$ 9.5 million for the nine months ended September 30, 2005. In local currency, Segment EBITDA decreased by 23%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 decreased by US$ 1.0 million, or 4%, compared to the nine months ended September 30, 2005. Cost of programming increased by US$ 0.8 million, or 6%, due largely to the inclusion of the salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming decreased by US$ 1.0 million or 6%, as a result of the decision to restrict expenditure on higher cost local productions. Other operating costs decreased by US$ 1.0 million, or 14%, primarily due to the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 0.8 million, or 15%, due to increased transmission costs as a result of an expansion in transmitter coverage and higher headcount. Selling, general and administrative expenses decreased by US$ 0.8 million, or 13%, in the period ended September 30, 2006, primarily on account of the comparative period including approximately US$ 0.9 million of one-time consultancy fees and commissions relating to program acquisitions.

(B) CZECH REPUBLIC

Market Background: We acquired our Czech Republic operations on May 2, 2005. We estimate that the television advertising market in the Czech Republic was approximately US$ 290.0 million in 2005. During 2005 the television advertising market in the Czech Republic grew by approximately 4% in local currency. We expect the television advertising market to show low single digit growth in 2006.

The national all day audience share of our channel, TV Nova (Czech Republic), for the nine months ended September 30, 2006 remained in line with the nine months ended September 30, 2005 at 42%. The major competitors are the two state-owned channels CT1 and CT2, with national all day audience shares for the nine months ended September 30, 2005 of 21% and 10% respectively, and privately owned broadcaster TV Prima with 20%.

Index

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

A fundamental component of this strategy is continued strong audience share and ratings for TV NOVA (Czech Republic), which have been maintained since the new pricing policy was implemented on April 1, 2006. During the nine months ended September 30, 2006, the national all day audience share of TV NOVA (Czech Republic) remained constant as compared with the nine months ended September 30, 2005 at approximately 42%, TV Prima fell from 23% to 20%, CT1 remained constant at 21% while the national all day audience share of CT2 grew from 9% to 10%. The increase in audience share of CT2 in the nine months ended September 30, 2006 was due to the periods of broadcast of the Winter Olympics in February, World Ice Hockey Championship in May and the Soccer World Cup in June.

The average prime time ratings for TV NOVA (Czech Republic) decreased from 17.2% in the nine months ended September 30, 2005 to 16.7% in the nine months ended September 30, 2006. Again, CT2 was the primary beneficiary due to the broadcasts of the sports events described above.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$35,757	$34,660	$1,097
Non-spot revenues	4,384	6,223	(1,839)
Segment Net Revenues	$40,141	$40,883	$(742)

Segment EBITDA	$17,234	$11,940	$5,294
Segment EBITDA Margin	43%	29%	14%

•
Segment Net Revenues for the three months ended September 30, 2006 decreased by US$ 0.7 million, or 2%. In local currency, Segment Net Revenues decreased by 10%. Spot revenues increased by US$ 1.1 million, or 3%, due to price rate growth off-setting lower GRPs sold. The decrease in non-spot revenues of US$ 1.8 million in the three months ended September 30, 2006 can be primarily attributed to a decrease in barter revenues.

Index

•
Segment EBITDA for the three months ended September 30, 2006 increased by US$ 5.3 million, or 44%, compared to the three months ended September 30, 2005, resulting in a Segment EBITDA margin of 43% compared to 29% delivered in the prior year. In local currency, Segment EBITDA increased by 32%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2006 decreased by US$ 6.0 million, or 21%, compared to the three months ended September 30, 2005. Cost of programming decreased by US$ 9.2 million, or 44%, primarily through reducing expenditure on local production by US$ 8.1 million as part of cost management initiatives. Other operating costs increased by US$ 3.4 million, or 133%, reflecting increases in broadcast costs, increased rights costs, increased costs of management personnel and costs of redundancy payments. Selling, general and administrative expenses decreased by US$ 0.2 million primarily due to savings in facilities and overheads and reduced expenditure on marketing and research.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005*	Movement

Spot revenues	$118,590	$77,202	$41,388
Non-spot revenues	18,412	11,445	6,967
Segment Net Revenues	$137,002	$88,647	$48,355

Segment EBITDA	$59,569	$40,226	$19,343
Segment EBITDA Margin	43%	45%	(2)%
* From May 2, 2005 only

•
Segment Net Revenues for the nine months ended September 30, 2006 were US$ 137.0 million. We acquired the TV Nova (Czech Republic) group on May 2, 2005 and accordingly our results of operations for the nine months ended September 30, 2005 reflect our ownership from that date. Based on management estimates, we believe that Segment Net Revenues for the full nine months ended September 30, 2005, including the period prior to our ownership from January 1, 2005 through May 1, 2005 were approximately US$ 169.7 million. This decrease in Segment Net Revenues can be primarily attributed to the initial reaction of advertisers to the implementation of our new sales policy, which led to a decrease in the number of GRPs sold.

•
Segment EBITDA for the nine months ended September 30, 2006 was US$ 59.6 million. Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 included US$ 43.4 million of costs of programming, US$ 18.7 million of other operating costs and US$ 15.3 million of selling, general and administrative expenses. Based on management estimates, we believe that Segment EBITDA for the full nine months ended September 30, 2005, including the period prior to our ownership from January 1, 2005 through May 1, 2005, was approximately US$ 79.5 million. Based on these management estimates for the nine months ended September 30, 2005, costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 have decreased by US$ 12.8 million, or 14%.

(C) ROMANIA

Market Background: Romania continues to be one of the fastest growing economies in Central and Eastern Europe. We estimate the television advertising market in Romania grew by approximately 36% during 2005. We expect the television advertising market to show continued growth in the range of 30% to 40% in 2006.

Index

The combined national all day audience share of our three channels (PRO TV, ACASA, and PRO CINEMA) for the nine months ended September 30, 2006 remained in line with the nine months ended September 30, 2005 at 25%. The major competitors are the two state-owned channels TVR1 and TVR2, with national all day audience shares for the nine months ended September 30, 2006 of 17% and 5%, respectively, and privately owned broadcaster Antena 1 with 14%.

The combined average prime time ratings for our channels for the nine months ended September 30, 2006 were 9.9% compared to 10.1% for the nine months ended September 30, 2005. The most significant prime time ratings movement for the nine months ended September 30, 2006 was a fall for TVR 1 from 8.3% for the nine months ended September 30, 2005 to 7.6% for the nine months ended September 30, 2006 while all other large channels remained in line with the prior year. For the total market, prime time ratings for the nine months ended September 30, 2006 were in line compared to the same period in the prior year.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

ROMANIA SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$27,239	$19,784	$7,455
Non-spot revenues	2,059	1,354	705
Segment Net Revenues	$29,298	$21,138	$8,160

Segment EBITDA	$11,719	$7,831	$3,888
Segment EBITDA Margin	40%	37%	3%

•
Segment Net Revenues for the three months ended September 30, 2006 increased by US$ 8.2 million, or 39%, compared to the three months ended September 30, 2005. Spot revenues increased by US$ 7.5 million, or 38%, driven by an increase in the number of GRPs sold across our three-channel operation compared to the three months ended September 30, 2005 and double-digit rate growth in revenues in each of our channels.

Non-spot revenues increased by US$ 0.7 million, or 52%, principally due to increased cable tariff revenue.

•
Segment EBITDA for the three months ended September 30, 2006 increased by US$ 3.9 million, or 50%, compared to the three months ended September 30, 2005, resulting in an EBITDA margin of 40%, up from the 37% EBITDA margin delivered in the prior year.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2006 increased by US$ 4.3 million, or 32%, compared to the three months ended September 30, 2005. Cost of programming grew by US$ 3.8 million, or 54%, due to an increase in programming syndication of US$ 2.3 million and an increase in production expenses of US$ 1.4 million. Other operating costs increased by US$ 0.8 million, or 19%, mainly due to an increase in salary costs. Selling, general and administrative expenses decreased by US$ 0.3 million, or 14%.

Index

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

ROMANIA SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$91,109	$62,946	$28,163
Non-spot revenues	5,829	3,840	1,989
Segment Net Revenues	$96,938	$66,786	$30,152

Segment EBITDA	$39,756	$25,969	$13,787
Segment EBITDA Margin	41%	39%	2%

•
Segment Net Revenues for the nine months ended September 30, 2006 increased by US$ 30.2 million, or 45%, compared to the nine months ended September 30, 2005. Spot revenues increased by US$ 28.2 million, or 45%, driven by an increase in the number of GRPs sold across our three-channel operation compared to the nine months ended September 30, 2005 and double-digit rate growth in revenues in each of our channels.

Non-spot revenues increased by US$ 2.0 million, or 52%, principally due to increased cable tariff revenue.

•
Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 13.8 million, or 53%, compared to the nine months ended September 30, 2005, resulting in an EBITDA margin of 41%, compared to 39% in the nine months ended September 30, 2005.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 16.4 million, or 40%, compared to the nine months ended September 30, 2005. Cost of programming grew by US$ 12.5 million, or 55%, due to US$ 7.0 million increase in programming syndication and an increase in production expenses of US$ 5.5 million. Other operating costs increased by US$ 3.1 million, or 26%, mainly due to an increase in salary costs. Selling, general and administrative expenses increased by US$ 0.7 million, or 12%, primarily due to increases in office running costs of US$ 0.3 million and increases in marketing and research costs of US$ 0.3 million.

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

MARKIZA TV is the leading channel in the Slovak Republic. National all day audience share for the nine months ended September 30, 2006 was 33%, compared to 32% for the nine months ended September 30, 2005. The major competitor is the state-owned channel STV1, with a national all day audience share of 19% for the nine months ended September 30, 2006. The national all day audience share of TV JOJ, the only other significant privately owned channel, was 16% for the nine months ended September 30, 2006.

Index

The average prime time ratings for MARKIZA TV for the nine months ended September 30, 2006 were 12.7% compared to 13.8% in the nine months ended September 30, 2005. Prime time ratings for the whole market fell from 39.7% in the nine months ended September 30, 2005 to 37.3% in the nine months ended September 30, 2006.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$12,735	$10,835	$1,900
Non-spot revenues	1,160	885	275
Segment Net Revenues	$13,895	$11,720	$2,175

Segment EBITDA	$2,408	$876	$1,532
Segment EBITDA Margin	17%	7%	10%

•
Segment Net Revenues for the three months ended September 30, 2006 increased by US$ 2.2 million, or 19%, compared to the three months ended September 30, 2005. In local currency, Segment Net Revenues increased by 10%. The increase in Segment Net Revenues was primarily due to an increase of US$ 1.9 million in spot revenues. The increase in spot revenues was due to the combination of increased health insurance advertising, increased prices and favorable exchange rate variance.

Non-spot revenues for the three months ended September 30, 2006 increased by US$ 0.3 million, or 31%, compared to the three months ended September 30, 2005, due to higher revenues from a government-sponsored lottery program and telephone voting sales related to a new show called The Real Destiny.

•
Segment EBITDA for the three months ended September 30, 2006 increased by US$ 1.5 million, or 175%, from US$ 0.9 million in the three months ended September 30, 2005. In local currency, Segment EBITDA increased by 92%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2006 increased by US$ 0.6 million, or 6%, compared to the three months ended September 30, 2005. Cost of programming increased by US$ 0.9 million, or 21%, due to an increase in the volume of higher cost local productions. Other operating costs increased by US$ 0.1 million, or 3%, due primarily to severance payments and increases in salaries for new management. Selling, general and administrative expenses fell by US$ 0.4 million, or 15%, due to savings in overheads compared to the same period last year.

Index

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$42,231	$40,795	$1,436
Non-spot revenues	2,916	3,195	(279)
Segment Net Revenues	$45,147	$43,990	$1,157

Segment EBITDA	$9,258	$11,002	$(1,744)
Segment EBITDA Margin	21%	25%	(4)%

•
Segment Net Revenues for the nine months ended September 30, 2006 increased by US$ 1.2 million, or 3%, compared to the nine months ended September 30, 2005. In local currency, Segment Net Revenues increased by 1%. The increase in Segment Net Revenues was due to an increase of US$ 1.4 million, or 4%, in spot revenues partially offset by a decline of US$ 0.3 million, or 9%, in non-spot revenues. The increase in spot revenues was due to the combination of favorable exchange rate variance, increased health insurance advertising and increased prices.

Non-spot revenues for the nine months ended September 30, 2006 fell by US$ 0.3 million, or 9%, compared to the nine months ended September 30, 2005, due to lower revenues from sales of Markiza magazine, following increased competition, and the impact of 2005 having enjoyed significant telephone voting sales related to the success of the reality show “Mojsejovci”.

•
Segment EBITDA for the nine months ended September 30, 2006 decreased by US$ 1.7 million, or 16%, compared to the nine months ended September 30, 2005. In local currency, Segment EBITDA decreased by 17%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 2.9 million, or 9%, compared to the nine months ended September 30, 2005. Cost of programming increased by US$ 3.7 million, or 24%, due to an increase in the volume of higher cost local productions and write-off costs for an unsuccessful show of US$ 0.4 million. Other operating costs increased by US$ 0.4 million, or 4%. Selling, general and administrative expenses were lower by US$ 1.2 million, or 18%, due to savings in facilities and overheads compared to the nine months ended September 30, 2005.

(E) SLOVENIA

Market Background: We estimate the television advertising market in Slovenia grew by approximately 2% in local currency during 2005. We expect the television advertising market to show low single digit growth in 2006.

The combined national all day audience share of our two channels (POP TV and KANAL A) increased from 35% in the nine months ended September 30, 2005 to 38% in the nine months ended September 30, 2006. The major competitors are state-owned channels SLO1 and SLO2, with national all day audience shares for the nine months ended September 30, 2006 of 23% and 10%, respectively.

The combined average prime time ratings for our channels for the nine months ended September 30, 2006 were 14.2% compared to 13.0% for the nine months ended September 30, 2005.

Index

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

SLOVENIA SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$8,637	$7,246	$1,391
Non-spot revenues	464	409	55
Segment Net Revenues	$9,101	$7,655	$1,446

Segment EBITDA	$1,225	$1,032	$193
Segment EBITDA Margin	13%	13%	0%

•
Segment Net Revenues for the three months ended September 30, 2006 increased by US$ 1.4 million, or 19%, compared to the three months ended September 30, 2005. In local currency, Segment Net Revenues increased by 13%.

Spot revenues increased by US$ 1.4 million, or 19%, as our operations continued to benefit from a strong ratings performance which led to an increase in the volume of spots sold across our two channels. Non-spot revenues remained in line with the same period last year.

•
Segment EBITDA for the three months ended September 30, 2006 increased by US$ 0.2 million, or 19%, compared to the three months ended September 30, 2005. Segment EBITDA Margin remained in line at 13%. In local currency, Segment EBITDA also remained in line with the same period last year.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2006 increased by US$ 1.3 million, or 19%, compared to the three months ended September 30, 2005. Cost of programming increased by US$ 0.7 million, or 26%, compared to the three months ended September 30, 2005 as a result of increased investment in programming, especially local productions. Other operating costs increased by US$ 0.5 million, or 19%, compared to the three months ended September 30, 2005 primarily due to higher transmitter and associated maintenance costs, and higher bonus accruals. Selling and general and administrative expenses increased by US$ 0.1 million, or 4%, compared to the same period in the previous year.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

SLOVENIA SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$33,312	$29,944	$3,368
Non-spot revenues	1,571	1,565	6
Segment Net Revenues	$34,883	$31,509	$3,374

Segment EBITDA	$10,688	$10,202	$486
Segment EBITDA Margin	31%	32%	(1)%

Index

•
Segment Net Revenues for the nine months ended September 30, 2006 increased by US$ 3.4 million, or 11%, compared to the nine months ended September 30, 2005. In local currency, Segment Net Revenues increased by 13%.

Spot revenues increased by US$ 3.4 million, or 11%, in the nine months ended September 30, 2006 as our operations continued to benefit from ratings performance which led to an increase in GRPs sold across our two channels. The Soccer World Cup in June 2006 contributed to US$ 0.9 million of this increase. Non-spot revenues remained in line with the same period last year.

•
Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 0.5 million, or 5%, compared to the nine months ended September 30, 2005. Segment EBITDA Margin decreased from 32% for the nine months ended September 30, 2005 to 31% in the nine months ended September 30, 2006. In local currency, Segment EBITDA increased by 7%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 2.9 million, or 14%, compared to the nine months ended September 30, 2005. Cost of programming increased by US$ 1.7 million, or 19%, reflecting the costs associated with showing the Soccer World Cup (US$ 0.8 million), and the additional expense of airing more higher-cost local productions than in the prior year. Other operating costs increased by US$ 0.8 million, or 9%, compared to the nine months ended September 30, 2005, primarily due to higher transmitter and associated maintenance costs and higher bonus accruals. Selling, general and administrative expenses increased by US$ 0.4 million, or 10%, compared to the nine months ended September 30, 2005 due to higher marketing and promotion costs.

(F) UKRAINE

Market Background: We estimate that the television advertising market in Ukraine, where sales are denominated primarily in US dollars, showed growth of approximately 38% in 2005. We have reassessed the television advertising market in Ukraine and estimate that this was approximately US$ 280.0 million in 2005. It is expected that the television advertising market will continue to grow between 25% and 35% during 2006.

STUDIO 1+1 had a national all day audience share of 19% for the nine months ended September 30, 2006 compared to 20% in the nine months ended September 30, 2005. Our competitors include: Inter, with a national all day audience share of 21%, Novij Kanal with 9%, ICTV with 7%, and STB with 6%.

The average prime time ratings for STUDIO 1+1 for the nine months ended September 30, 2006 were 8.4% compared to 7.6% for the nine months ended September 30, 2005.

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg 2003 LLC, owner of 92.2% of Gravis LLC, which operated the local channels, CHANNEL 35 and CHANNEL 7. In July 2006, we ceased operating CHANNEL 7 and launched a new entertainment channel, KINO, targeted at a younger demographic.

Index

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

UKRAINE SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$14,454	$11,819	$2,635
Non-spot revenues	1,305	1,389	(84)
Segment Net Revenues	$15,759	$13,208	$2,551

Segment EBITDA	$(2,020)	$2,483	$(4,503)
Segment EBITDA Margin	(13)%	19%	(32)%

•
Segment Net Revenues for the three months ended September 30, 2006 increased by US$ 2.6 million, or 19%, compared to the three months ended September 30, 2005. Spot revenues increased by US$ 2.6 million, or 22%, and non-spot revenues decreased by US$ 0.1 million, or 6%.

•	Segment EBITDA for the three months ended September 30, 2006 decreased by US$ 4.5 million, or 181%, compared to the three months ended September 30, 2005.

Because the segment financial information for Ukraine is aggregated, we now provide separate financial information and commentary on Studio 1+1 and our other channels (namely CHANNEL 35 and CHANNEL 7/KINO).

STUDIO 1+1 FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$14,413	$11,819	$2,594
Non-spot revenues	1,165	1,389	(224)
Segment Net Revenues	$15,578	$13,208	$2,370

Segment EBITDA	$(838)	$2,483	$(3,321)
Segment EBITDA Margin	(5)%	19%	(24)%

•	Segment Net Revenues for the three months ended September 30, 2006 increased by US$ 2.4 million, or 18%, compared to the three months ended September 30, 2005.

Spot revenues for the three months ended September 30, 2006 grew US$ 2.6 million, or 22%, compared to the three months ended September 30, 2005. This reflects our ability to convert our continued strong ratings performance into increased revenues, albeit in an environment of aggressive pricing by competitors.

Non-spot revenues in the three months ended September 30, 2006 decreased by US$ 0.2 million, or 16%, compared to the three months ended September 30, 2005, largely due to the impact of non-recurring revenues earned on the exploitation of movie rights in the prior year.

•
Segment EBITDAfor the three months ended September 30, 2006 decreased by US$ 3.3 million, or 134%, compared to the three months ended September 30, 2005. Segment EBITDA Margin decreased from 19% in the three months ended September 30, 2005, to a loss of 5% in the three months ended September 30, 2006.

Index

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2006 increased by US$ 5.7 million, or 53%, compared to the three months ended September 30, 2005. Cost of programming grew by US$ 4.5 million, or 82%, reflecting our decision to continue showing higher-cost programming over the summer in order to maintain our strong ratings into the fall season, as well as ongoing price inflation for Russian series, which are essential to maintaining strong ratings. Selling, general and administrative expenses increased by US$ 1.4 million, or 78%, mainly due to increases in taxes, bad debt expense and consulting fees. Partially offsetting these increases was a decrease of US$ 0.2 million, or 7%, in other operating costs.

OTHER CHANNELS FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$41	$-	$41
Non-spot revenues	140	$-	140
Segment Net Revenues	$181	$-	$181

Segment EBITDA	$(1,182)	$-	$(1,182)
Segment EBITDA Margin	(653)%	-	(653)%

•	Segment Net Revenues for our other channels were US$ 0.2 million in the three months ended September 30, 2006.

•
Segment EBITDA for our other channels for the three months ended September 30, 2006 was a loss of US$ 1.2 million. Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2006 were US$ 1.4 million, which included US$ 0.8 million of programming costs, US$ 0.4 million of other operating costs, and US$ 0.2 million of selling, general and administrative expenses.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

UKRAINE SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$55,350	$39,544	$15,806
Non-spot revenues	7,521	5,203	2,318
Segment Net Revenues	$62,871	$44,747	$18,124

Segment EBITDA	$14,447	$9,768	$4,679
Segment EBITDA Margin	23%	22%	1%

•
Segment Net Revenues for the nine months ended September 30, 2006 increased by US$ 18.1 million, or 41%, compared to the nine months ended September 30, 2005. Spot revenues increased by US$ 15.8 million, or 40%, and non-spot revenues increased by US$ 2.3 million, or 45%.

Index

•	Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 4.7 million, or 48%, compared to the nine months ended September 30, 2005.

STUDIO 1+1 FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$54,988	$39,544	$15,444
Non-spot revenues	7,129	5,203	1,926
Segment Net Revenues	$62,117	$44,747	$17,370

Segment EBITDA	$16,183	$9,768	$6,415
Segment EBITDA Margin	26%	22%	4%

•	Segment Net Revenues for the nine months ended September 30, 2006 increased by US$ 17.4 million, or 39%, compared to the nine months ended September 30, 2005.

Spot revenues increased by US$ 15.4 million, or 39%, and non-spot revenues increased by US$ 1.9 million, or 37%.

The increase in spot revenues reflects the significant ongoing growth of the market. There has been a cautious market environment since the March 2006 elections and aggressive pricing by competitors.

The increase in non-spot revenues was primarily due to a significant rise in program sponsorship, which has increased year-on-year due to more active management and additional devoted internal resources. Included within non-spot revenues for 2005 is a one-time sale of programming of US$ 1.8 million.

•	Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 6.4 million, or 66%, compared to the nine months ended September 30, 2005.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 increased by US$ 11.0 million, or 31%, compared to the nine months ended September 30, 2005. Cost of programming grew by US$ 7.0 million, or 35%, due to price inflation for Russian series and improvements to our programming schedule. Other operating costs increased by US$ 1.5 million, or 16%, primarily due to increases in staff costs as a result of the restructuring of independent contractor arrangements. Selling, general and administrative expenses have increased by US$ 2.5 million, or 40%, including an additional US$ 0.8 million of costs of increased rental space, and US$ 0.5 million of higher consultancy costs, compared with the same period in the previous year.

Index

OTHER CHANNELS FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Spot revenues	$362	$-	$362
Non-spot revenues	392	-	$392
Segment Net Revenues	$754	$-	$754

Segment EBITDA	$(1,736)	$-	$(1,736)
Segment EBITDA Margin	(230)%	-	(230)%

•	Segment Net Revenues for our other channels were US$ 0.8 million in the nine months ended September 30, 2006.

•
Segment EBITDA for our other channels for the nine months ended September 30, 2006 was a loss of US$ 1.7 million. Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 were US$ 2.5 million, which included US$ 1.3 million of programming costs, US$ 0.8 million of other operating costs, and US$ 0.4 million of selling, general and administrative expenses.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and nine months ended September 30, 2006 and 2005 is as follows:

COST OF PROGRAMMING

	For the Three Months Ended September 30, (US$ 000’s)		For the Nine Months Ended September 30, (US$ 000’s)
	2006	2005	2006	2005

Production expenses	$22,932	$22,475	$71,952	$45,942
Program amortization	24,988	17,995	77,236	48,931
Cost of programming	$47,920	$40,470	$149,188	$94,873

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 7.5 million, or 18%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to:

—	US$ 1.6 million of additional programming costs from our Croatia operations;

—	US$ 5.4 million of programming costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	US$ 3.8 million of additional programming costs from our Romania operations;

—	US$ 0.7 million of additional programming costs from our Slovenia operations; and

—	US$ 5.3 million of additional programming costs from our Ukraine operations.

Partially offset by:

—	A decrease of US$ 9.2 million of programming costs from our Czech Republic operations.

Index

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 54.3 million, or 57%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

—
US$ 13.9 million of additional programming costs from our Czech Republic operations, which are included for the entire nine-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

—	US$ 17.1 million of programming costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	US$ 12.5 million of additional programming costs from our Romania operations; and

—	US$ 8.3 million of additional programming costs from our Ukraine operations.

The amortization of acquired programming for each of our consolidated operations for the three and nine months ended September 30, 2006 and 2005 and for the Slovak Republic (MARKIZA TV), which has been consolidated from January 23, 2006, is set out in the table below. For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming is reflected within net cash generated from continuing operating activities in our condensed consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING

	For the Three Months Ended September 30, (US$ 000’s)		For the Nine Months Ended September 30, (US$ 000’s)
	2006	2005	2006	2005
Program amortization:
Croatia (NOVA TV)	$2,640	$2,970	$9,530	$10,670
Czech Republic (TV NOVA)	5,263	6,375	19,152	9,324
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	5,809	3,491	19,599	12,636
Slovenia (POP TV and KANAL A)	1,418	1,030	4,623	3,257
Ukraine (STUDIO 1+1 and KINO)	7,557	4,129	19,688	13,044
	$22,687	$17,995	$72,592	$48,931
Slovak Republic (MARKIZA TV)	2,301	1,983	4,644	5,215
	$24,988	$19,978	$77,236	$54,146
Cash paid for programming:
Croatia (NOVA TV)	$4,341	$8,537	$11,939	$14,016
Czech Republic (TV NOVA)	2,941	7,614	19,154	14,422
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	15,786	9,240	33,181	28,850
Slovak Republic (MARKIZA TV)	2,831	2,197	8,373	7,446
Slovenia (POP TV and KANAL A)	2,373	1,305	5,872	4,185
Ukraine (STUDIO 1+1 and KINO)	13,514	4,820	27,311	15,596
	$41,786	$33,713	$105,830	$84,515

Index

IV. Analysis of the Results of Consolidated Operations

IV (a) Consolidated net revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

CONSOLIDATED NET REVENUES

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Croatia	$4,288	$4,183	$105
Czech Republic	40,141	40,883	(742)
Romania	29,298	21,138	8,160
Slovak Republic	13,895	-	13,895
Slovenia	9,101	7,655	1,446
Ukraine	15,759	13,208	2,551
Total consolidated net revenues	$112,482	$87,067	$25,415

Our consolidated net revenues increased by US$ 25.4 million, or 29%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to:

—	Inclusion of US$ 13.9 million of net revenues from our Slovak Republic operations, which had previously been accounted for as an equity affiliate;

—	An increase of US$ 8.2 million in net revenues from our Romania operations as described in “Item 2, III. Analysis of Segment Results”;

—	An increase of US$ 2.6 million in net revenues from our Ukraine operations as described in “Item 2, III. Analysis of Segment Results”;

—	An increase of US$ 1.4 million in net revenues from our Slovenia operations as described in “Item 2, III. Analysis of Segment Results”; and

—	An increase of US$ 0.1 million in net revenues from our Croatia operations as described in “Item 2, III. Analysis of Segment Results”.

Partially offset by:

—	A decrease of US$ 0.7 million of net revenues from our Czech Republic operations as described in “Item 2, III. Analysis of Segment Results”.

Index

IV (b) Consolidated net revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

CONSOLIDATED NET REVENUES

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Croatia	$13,745	$16,791	$(3,046)
Czech Republic *	137,002	88,647	48,355
Romania	96,938	66,786	30,152
Slovak Republic **	43,386	-	43,386
Slovenia	34,883	31,509	3,374
Ukraine	62,871	44,747	18,124
Total consolidated net revenues	$388,825	$248,480	$140,345
* From May 2, 2005 only
** From January 23, 2006 only

Our consolidated net revenues for the nine months ended September 30, 2006 increased by US$ 140.3 million, or 56%, compared to the nine months ended September 30, 2005 due to:

—
An increase of US$ 48.4 million in net revenues from our Czech Republic operations which are included for the entire nine-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

—	Inclusion of US$ 43.4 million of net revenues from our Slovak Republic operations for the period from acquisition on January 23, 2006, which had previously been accounted for as an equity affiliate;

—	An increase of US$ 30.2 million in net revenues from our Romania operations as described in “Item 2, III. Analysis of Segment Results”;

—	An increase of US$ 18.1 million in net revenues from our Ukraine operations as described in “Item 2, III. Analysis of Segment Results”; and

—	An increase of US$ 3.4 million in net revenues from our Slovenia operations as described in “Item 2, III. Analysis of Segment Results”.

Partially offset by:

—	A decrease of US$ 3.0 million in net revenues from our Croatia operations, as described in “Item 2, III. Analysis of Segment Results”.

Index

IV (c) Consolidated cost of revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

CONSOLIDATED COST OF REVENUES

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Operating costs	$22,073	$15,331	$6,742
Cost of programming	47,920	40,470	7,450
Depreciation of station property, plant and equipment	6,080	4,230	1,850
Amortization of broadcast licenses and other intangibles	5,015	4,678	337
Total consolidated cost of revenues	$81,088	$64,709	$16,379

Total consolidated cost of revenues increased by US$ 16.4 million, or 25%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and is analyzed by component below:

Operating costs: Total consolidated operating costs increased by US$ 6.7 million, or 44%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to:

—	Inclusion of US$ 3.8 million of operating costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	An additional US$ 3.4 million of operating costs from our Czech Republic operations;

—	An additional US$ 0.8 million of operating costs from our Romania operations;

—	An additional US$ 0.5 million of operating costs from our Slovenia operations; and

—	An additional US$ 0.2 million of operating costs from our Ukraine operations.

Partially offset by:

—	A decrease of US$ 1.9 million in operating costs from our Croatia operations.

Cost of programming: See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment: Total consolidated depreciation of property, plant and equipment increased by US$ 1.9 million, or 44%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to:

—	Inclusion of US$ 0.6 million of depreciation from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate; and

—	Increased capital investment in our other segments.

Amortization of broadcast licenses and other intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 0.3 million, or 7%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to:

—	Inclusion of US$ 0.2 million of amortization from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate.

Index

IV (d) Consolidated cost of revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

CONSOLIDATED COST OF REVENUES

	2006	2005	Movement

Operating costs	$71,087	$44,733	$26,354
Cost of programming	149,188	94,873	54,315
Depreciation of station property, plant and equipment	17,841	9,292	8,549
Amortization of broadcast licenses and other intangibles	13,967	6,611	7,356
Total consolidated cost of revenues	$252,083	$155,509	$96,574

Total consolidated cost of revenues increased by US$ 96.6 million, or 62%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and is analyzed by component below:

Operating costs: Total consolidated operating costs increased by US$ 26.4 million, or 59%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

—
An additional US$ 10.6 million of operating costs from our Czech Republic operations, which are included for the entire nine-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

—	Inclusion of US$ 10.5 million of operating costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	An additional US$ 3.1 million of operating costs from our Romania operations; and

—	An additional US$ 2.3 million of operating costs from our Ukraine operations.

Partially offset by:

—	A US$ 1.0 million decrease in additional operating costs from our Croatia operations.

Cost of programming: See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment: Total consolidated depreciation of property, plant and equipment increased by US$ 8.5 million, or 92%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

—
An additional US$ 3.0 million of depreciation from our Czech Republic operations, which are included for the entire nine-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

—	Inclusion of US$ 2.4 million of depreciation from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	An additional US$ 1.4 million of depreciation from our Ukraine operations due to increased capital investment;

—	An additional US$ 0.8 million of depreciation from our Slovenia operations due to increased capital investment; and

—	An additional US$ 0.8 million of depreciation from our Romania operations due to increased capital investment.

Index

Amortization of broadcast licenses and other intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 7.4 million, or 111%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

—
An additional US$ 6.2 million of amortization from our Czech Republic operations, which are included for the entire nine-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

—	Inclusion of US$ 0.6 million of amortization from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	An additional US$ 0.5 million of amortization from our Romania operations following our acquisitions of increased stakes in 2005 and 2006; and

—	An additional US$ 0.1 million of amortization from our Ukraine operations following our acquisition of Ukrpromtorg in 2006.

IV (e) Consolidated station selling, general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Croatia	$2,202	$1,975	$227
Czech Republic	5,317	5,539	(222)
Romania	1,806	2,101	(295)
Slovak Republic	2,303	-	2,303
Slovenia	1,356	1,298	58
Ukraine	3,497	1,853	1,644
Total consolidated station selling, general and administrative expenses	$16,481	$12,766	$3,715

Total consolidated station selling, general and administrative expenses increased by US$ 3.7 million, or 29%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to:

—
Inclusion of US$ 2.3 million of station selling, general and administrative expenses from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	An increase of US$ 1.6 million in the station selling, general and administrative expenses of our Ukraine operations;

—	An increase of US$ 0.2 million in the station selling, general and administrative expenses of our Croatia operations; and

—	An increase of US$ 0.1 million in the station selling, general and administrative expenses of our Slovenia operations.

Partially offset by:

—	An decrease of US$ 0.3 million in station selling, general and administrative expenses of our Romanian operations; and

—	A decrease of US$ 0.2 million in the station selling, general and administrative expenses of our Czech Republic operations.

Index

IV (f) Consolidated station selling, general and administrative expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Croatia	$4,991	$5,754	$(763)
Czech Republic *	15,383	10,845	4,538
Romania	6,616	5,909	707
Slovak Republic **	5,216	-	5,216
Slovenia	3,840	3,478	362
Ukraine	9,142	6,270	2,872
Total consolidated station selling, general and administrative expenses	$45,188	$32,256	$12,932
* From May 2, 2005 only
** From January 23, 2006 only

Total consolidated station selling, general and administrative expenses increased by US$ 12.9 million, or 40%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

—
An additional US$ 4.5 million of station selling, general and administrative expenses from our Czech Republic operations, which are included for the entire nine-month period rather than for the period from acquisition on May 2, 2005 in the prior year;

—
Inclusion of US$ 5.2 million of station selling, general and administrative expenses from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

—	An increase of US$ 0.7 million in the station selling, general and administrative expenses of our Romania operations;

—	An increase of US$ 2.9 million in the station selling, general and administrative expenses of our Ukraine operations; and

—	An increase of US$ 0.4 million in the station selling, general and administrative expenses of our Slovenia operations.

Partially offset by:

—	A decrease of US$ 0.8 million in station selling, general and administrative expenses of our Croatia operations.

Index

IV (g) Corporate operating costs for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

CORPORATE OPERATING COSTS

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005 (as restated)	Movement

Corporate operating costs (excluding stock-based compensation)	$7,375	$4,184	$3,191
Stock-based compensation	967	656	311
Corporate operating costs	$8,342	$4,840	$3,502

Corporate operating costs (excluding stock-based compensation) increased by US$ 3.2 million, or 76%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to:

—	An increase in staff-related costs of US$ 1.3 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005; and

—	An increase in professional fees of US$ 1.1 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, mainly due to activities in the Ukraine.

Stock-based compensation for the three months ended September 30, 2006 was a charge of US$ 1.0 million compared to a charge of US$ 0.7 million for the three months ended September 30, 2005 (for further information, see Item 1, Note 15). The amount charged in the three months ended September 30, 2005 has been restated (for further information, see Item 1, Note 2).

IV (h) Corporate operating costs for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

CORPORATE OPERATING COSTS

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005 (as restated)	Movement

Corporate operating costs (excluding stock-based compensation)	$21,634	$13,684	$7,950
Stock-based compensation	2,385	2,424	(39)
Corporate operating costs	$24,019	$16,108	$7,911

Corporate operating costs (excluding stock-based compensation) increased by US$ 8.0 million, or 58%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to:

—	An increase in professional fees of US$ 3.1 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, mainly due to activities in the Ukraine; and

—	An increase in staff-related costs of US$ 2.0 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005; and

—	A lease-exit charge of approximately US$ 1.6 million including additional depreciation of US$ 0.3 million incurred in relation to the cost of moving our London office.

Index

Stock-based compensation for the nine months ended September 30, 2006 was a charge of US$ 2.4 million in line with the charge for the nine months ended September 30, 2005 (for further information, see Item 1, Note 15). The amount charged in the nine months ended September 30, 2005 has been restated (for further information, see Item 1, Note 2).

IV (i) Impairment charge for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005

When we updated our medium-term forecast models at June 30, 2006, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. We therefore reviewed the carrying value of the intangible assets with indefinite lives to determine whether the assets are impaired. As a result of our analysis, we recognized an impairment charge of US$ 0.7 million to write down the carrying value of goodwill to US$ nil.

We performed a similar review of our Croatia operations when we modified our strategy in late June 2005 and recorded an impairment loss of US$ 35.3 million at that time.

IV (j) Operating income for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

OPERATING INCOME

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005 (as restated)	Movement

Operating income	$6,571	$4,752	$1,819

Total consolidated operating income increased by US$ 1.8 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Operating margin remained at 6% in line with the three months ended September 30, 2005. The amount charged in the three months ended September 30, 2005 has been restated (for further information, see Item 1, Note 2).

IV (k) Operating income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

OPERATING INCOME

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005 (as restated)	Movement

Operating income	$66,787	$9,276	$57,511

Total consolidated operating income increased by US$ 57.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Operating margin was 17% compared to 4% in the nine months ended September 30, 2005. The amount charged in the nine months ended September 30, 2005 has been restated (for further information, see Item 1, Note 2).

Index

IV (l) Other income / (expense) items for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

OTHER INCOME / (EXPENSE) ITEMS

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Interest income	$1,554	$1,716	$(162)
Interest expense	(11,066)	(11,574)	508
Foreign currency exchange gain, net	6,018	856	5,162
Change in fair value of derivatives	(881)	-	(881)
Other expense	(412)	(840)	428
Provision for income taxes	(1,235)	(2,206)	971
Minority interest in (income) / loss of consolidated subsidiaries	(461)	1,037	1,498
Equity in income / (loss) of unconsolidated affiliates	-	(63)	63
Gain on sale of unconsolidated affiliate	6,179	-	6,179
Discontinued operations	$(2,333)	$(3,332)	$999

Interest income for the three months ended September 30, 2006 decreased by US$ 0.2 million compared to the three months ended September 30, 2005.

Interest expense for the three months ended September 30, 2006 decreased by US$ 0.5 million compared to the three months ended September 30, 2005.

Foreign currency exchange gain, net: For the three months ended September 30, 2006, we recognized a US$ 6.0 million gain primarily as a result of the weakening of the Euro against the US dollar during the three-month period. Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction gain of approximately US$ 4.7 million on the Senior Notes due to movements in the spot rate between June 30, 2006 and September 30, 2006. In the three months ended September 30, 2005, we recognized a transaction gain of US$ 0.9 million as a result of the strengthening of the US dollar against the Euro.

Change in fair value of derivative: For the three months ended September 30, 2006, we incurred a US$ 0.9 million loss as a result of the change in the fair value of the currency swaps entered into on April 27, 2006. For further information, see Item 1, Note 13.

Other expense: For the three months ended September 30, 2006, we recognized other expenses of US$ 0.4 million compared to US$ 0.8 million for the three months ended September 30, 2005.

Provision for income taxes: The provision for income taxes for the three months ended September 30, 2006 was US$ 1.2 million compared to US$ 2.2 million for the three months ended September 30, 2005. In the three months ended September 30, 2005 we incurred a tax charge despite reporting a taxable loss primarily due to the fact that the there was no tax benefit attributable to the interest payable on the Senior Notes.

Minority interest in (income) / loss of consolidated subsidiaries: For the three months ended September 30, 2006, minority interest in the income of consolidated subsidiaries was US$ 0.5 million, compared to minority interest in the loss of consolidated subsidiaries of US$ 1.0 million for the three months ended September 30, 2005. This primarily reflects our acquisition of the minority share of our operations in the Czech Republic in May 2006, partially offset by the higher profitability of our Romania operations.

Index

Equity in income / (loss) of unconsolidated affiliates: Some of our broadcasting licenses were held by unconsolidated affiliates over which we had minority blocking rights but not majority control. These affiliates were accounted for using the equity method.

EQUITY IN INCOME / (LOSS) OF UNCONSOLIDATED AFFILIATES

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Romania operations	$-	$(134)	$134
Slovak Republic operations	-	$71	$(71)
Equity in income / (loss) of unconsolidated affiliates	$-	$(63)	$63

Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006 when we acquired majority control of the license company via our acquisition of ARJ (for further information see Item 1, Note 3). We disposed of our Romanian equity affiliate on August 11, 2006 (for further information see Item 1, Note 5).

Gain on sale of unconsolidated affiliate: We recognized a gain of US$ 6.2 million on the sale of our investment in our Romanian affiliate on August 11, 2006. For further information, see Item 1, Note 5.

Discontinued operations: The amounts charged to the condensed consolidated statement of operations in respect of discontinued operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 are as follows:

DISCONTINUED OPERATIONS

	For the Three Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Pre-tax income from discontinued operations (Czech Republic)	$-	$-	$-
Tax on disposal of discontinued operations (Czech Republic)	(2,333)	(3,332)	999
Net loss from discontinued operations	$(2,333)	$(3,332)	$999

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003, we sold our 93.2% interest in CNTS, our former Czech operating company, for US$ 53.2 million. The revenues and expenses of our former Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations.

For the three months ended September 30, 2006, the amounts charged to discontinued operations represent an increase in accruals for additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Item 1, Note 18).

Index

IV (m) Other income / (expense) items for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

OTHER INCOME / (EXPENSE) ITEMS

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Interest income	$4,748	$3,354	$1,394
Interest expense	(32,921)	(18,305)	(14,616)
Foreign currency exchange gain / (loss), net	(25,469)	30,286	(55,755)
Change in fair value of derivatives	(2,757)	-	(2,757)
Other expense	(793)	(4,529)	3,736
Provision for income taxes	(8,811)	(8,112)	(699)
Minority interest in (income) / loss of consolidated subsidiaries	(7,178)	(3,644)	(3,534)
Equity in income / (loss) of unconsolidated affiliates	(730)	4,820	(5,550)
Gain on sale of unconsolidated affiliate	6,179	-	6,179
Discontinued operations	$(4,863)	$(5,376)	$513

Interest income for the nine months ended September 30, 2006 increased by US$ 1.4 million compared to the nine months ended September 30, 2005 primarily as a result of interest earned on our increased level of cash deposits following our equity offering in March 2006.

Interest expense for the nine months ended September 30, 2006 increased by US$ 14.6 million compared to the nine months ended September 30, 2005 primarily as a result of the issuance of our EUR 245.0 million (approximately US$ 310.2 million) 8.25% Senior Notes and EUR 125.0 million (approximately US$ 158.3 million) floating rate Senior Notes on May 5, 2005.

Foreign currency exchange gain / (loss), net: For the nine months ended September 30, 2006 we recognized a US$ 25.5 million loss primarily as a result of the strengthening of the Euro against the US dollar during the first six months of the period. Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 32.0 million on the Senior Notes due to movements in the spot rate between December 31, 2005 and September 30, 2006. For the nine months ended September 30, 2005, we recognized a US$ 30.3 million gain as a result of the strengthening of the US dollar against the Euro during that period.

Change in fair value of derivative: For the nine months ended September 30, 2006, we incurred a loss of US$ 2.8 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006. For further information, see Item 1, Note 13.

Other expense: For the nine months ended September 30, 2006 we incurred other expenses of US$ 0.8 million compared to US$ 4.5 million for the nine months ended September 30, 2005. The amount recognized in the nine months ended September 30, 2005 was primarily a result of a US$ 3.4 million fee incurred to secure bridge financing in relation to our acquisition of the TV Nova (Czech Republic) group.

Provision for income taxes: The provision for income taxes was US$ 8.8 million for the nine months ended September 30, 2006 compared to US$ 8.1 million for the nine months ended September 30, 2005. The increase in the provision also reflects approximately US$ 2.5 million in respect of the write-off of deferred tax assets.

Minority interest in (income) / loss of consolidated subsidiaries: For the nine months ended September 30, 2006, minority interest in the income of consolidated subsidiaries was US$ 7.2 million, compared to US$ 3.6 million for the nine months ended September 30, 2005. This movement primarily reflects the recognition of the minority share of the net income in our operations in the Czech Republic, which we acquired on May 2, 2005, as well as the increased profitability of our Romania and Ukraine operations.

Index

Equity in income / (loss) of unconsolidated affiliates: Some of our broadcasting licenses were held by unconsolidated affiliates over which we had minority blocking rights but not majority control. These affiliates were accounted for using the equity method.

Equity in income / (loss) of unconsolidated affiliates for the nine months ended September 30, 2006 decreased by US$ 5.6 million compared to the nine months ended September 30, 2005 as detailed below:

EQUITY IN INCOME / (LOSS) OF UNCONSOLIDATED AFFILIATES

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Romania operations	$9	$(210)	$219
Slovak Republic operations	(739)	5,030	(5,769)
Equity in income / (loss) of unconsolidated affiliates	$(730)	$4,820	$(5,550)

Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006 when we acquired majority control of the license company via our acquisition of ARJ (for further information see Item 1, Note 3). We disposed of our Romanian equity affiliate on August 11, 2006 (for further information see Item 1, Note 5).

Gain on sale of unconsolidated affiliate: We recognized a gain of US$ 6.2 million on the sale of our investment in our Romanian affiliate on August 11, 2006. For further information, see Item 1, Note 5.

Discontinued operations: The amounts charged to the condensed consolidated statement of operations in respect of discontinued operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 are as follows:

DISCONTINUED OPERATIONS

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005	Movement

Pre-tax income from discontinued operations (Czech Republic)	$-	$164	$(164)
Tax on disposal of discontinued operations (Czech Republic)	(4,863)	(5,540)	677
Net loss from discontinued operations	$(4,863)	$(5,376)	$513

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003, we sold our 93.2% interest in CNTS, our former Czech operating company, for US$ 53.2 million. The revenues and expenses of our former Czech operations and the award income and related legal expenses have therefore all been treated as discontinued operations.

For the nine months ended September 30, 2006, the amounts charged to discontinued operations represent additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Item 1, Note 18).

Index

IV (n) Condensed consolidated balance sheet as at September 30, 2006 compared to December 31, 2005

SUMMARIZED CONDENSED CONSOLIDATED BALANCE SHEET (US$ 000’s)

	September 30, 2006	December 31, 2005	Movement

Current assets	$377,125	$286,926	$90,199
Non-current assets	1,293,425	1,101,924	191,501
Current liabilities	179,974	206,961	(26,987)
Non-current liabilities	540,251	488,099	52,152
Minority interests in consolidated subsidiaries	20,300	13,237	7,063
Shareholders’ equity	$930,025	$680,553	$249,472

Current assets: Current assets have increased US$ 90.2 million at September 30, 2006 compared to December 31, 2005, primarily as a result of the receipt of the cash proceeds from the offering of 2,530,000 shares of Class A Common Stock completed on March 29, 2006, partially offset by the use of cash to fund acquisitions and reduce amounts drawn under credit facilities.

Non-current assets: Non-current assets have increased US$ 191.5 million at September 30, 2006 compared to December 31, 2005, primarily as a result of the consolidation of the assets of our Slovak Republic operations following the acquisition of ARJ on January 23, 2006, as well as the recognition of additional goodwill and other intangible assets following the acquisition of an additional 5% stake in our Romania operations.

Current liabilities: Current liabilities have decreased US$ 27.0 million at September 30, 2006 compared to December 31, 2005, primarily as a result of the repayment of US$ 25.1 million of amounts due under credit facilities in the Czech Republic, and the payment of deferred consideration relating to the acquisition of our Czech Republic operations, partially offset by the consolidation of the liabilities of our Slovak Republic operations following the acquisition of ARJ.

Non-current liabilities: Non-current liabilities have increased US$ 52.2 million at September 30, 2006 compared to December 31, 2005, reflecting a US$ 32.0 million increase in the value of our Senior Notes as a result of the movement in the spot rate between December 31, 2005 and September 30, 2006, as well as recognition of an additional US$ 9.2 million of deferred tax liabilities and a liability of US$ 2.8 million on the revaluation of the currency swaps entered into in April 2006.

Minority interests in consolidated subsidiaries: Minority interests in consolidated subsidiaries have increased US$ 7.1 million at September 30, 2006 compared to December 31, 2005, primarily as a result of the recognition of a minority interest in our newly consolidated Slovak Republic operations, which had previously been reported as an equity accounted affiliate, as well as improved profitability of our Romania and Ukraine operations.

Shareholders’ equity: Total shareholders’ equity has increased US$ 249.5 million at September 30, 2006 compared to December 31, 2005, primarily as a result of the sale in a public offering of 2,530,000 shares of Class A Common Stock on March 29, 2006 for net proceeds of approximately US$ 168.6 million.

The remaining movement in shareholders’ equity relates primarily to an increase in Accumulated Other Comprehensive Income (US$ 80.7 million), proceeds from the exercise of stock options (US$ 3.6 million), and the net loss of US$ 5.8 million for the nine months ended September 30, 2006.

Index

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 92.8 million during the nine months ended September 30, 2006. The change in cash and cash equivalents is summarized as follows:

SUMMARY OF CASH FLOWS

	For the Nine Months Ended September 30, (US$ 000's)
	2006	2005
Net cash generated from continuing operating activities	$67,907	$44,543
Net cash used in continuing investing activities	(100,818)	(285,105)
Net cash received from financing activities	132,227	197,829
Net cash used in discontinued operations - operating activities	(1,690)	(2,000)
Net increase / (decrease) in cash and cash equivalents	$92,844	$(52,193)

Operating Activities

Cash generated from continuing operations increased US$ 23.4 million to US$ 67.9 million in the nine months ended September 30, 2006 after having made the final US$ 10.0 million repayment of the settlement liability of the TV Nova (Czech Republic) group. The settlement liability represented an amount owed by CET 21 under a settlement agreement among CET 21, CNTS and the PPF Group dated December 19, 2003. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and was refinanced at lower interest rates using our credit facilities from Ceska Sporitelna, a.s. Excluding this payment, cash generated from operating activities was US$ 77.9 million.

Investing Activities

Cash used in investing activities decreased from US$ 285.1 million to US$ 100.8 million in the nine months ended September 30, 2006. Our investing cash flows in 2006 primarily comprised of:

—	Capital expenditure of US$ 31.8 million, largely in respect of the expansion of our broadcasting facilities and equipment in Romania and the Czech Republic;
—	Payment of US$ 30.1 million in connection with our acquisition of ARJ (for further information, see Item 1, Note 3);
—	Payment of US$ 27.2 million in connection with the 5% increase in our holding of our Romanian operations (for further information, see Item 1, Note 3);
—	Payment of EUR 8.0 million (approximately US$ 10.3 million) in connection with our acquisition of our 10% stake in Media Pro (for further information, see Item 1, Note 5); and
—	Payment of a further US$ 2.0 million following completion of our acquisition of a 65.5% stake in Ukrpromtorg-2003 LLC (for further information, see Item 1, Note 3).

Financing Activities

Net cash received from financing was US$ 132.2 million during the nine months ended September 30, 2006 compared to US$ 197.8 million during the nine months ended September 30, 2005. Net proceeds from financing activities in 2006 consisted primarily of the following:

—	Receipt of approximately US$ 168.6 million (net of fees) from a public offering of 2,530,000 shares of our Class A Common Stock;

Index

—	Receipts of US$ 35.9 million from drawing on credit facilities in Czech Republic and Slovenia, largely to finance the acquisition of ARJ and the increased investment in our Romania operations; and

—	Repayment of US$ 72.3 million of amounts drawn under the same credit facilities.

Discontinued Operations

In the nine months ended September 30, 2006, we paid taxes of US$ 1.7 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004.

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

As at September 30, 2006 and December 31, 2005 the operations had the following unsecured balances owing to their respective holding companies:

Operating segment (US$ 000’s)	September 30, 2006	December 31, 2005

Croatia	$57,057	$40,166
Czech Republic	392,657	441,569
Romania	26,181	28,873
Slovak Republic	88	88
Slovenia	-	39
Ukraine	5,348	10,617
Total	$481,331	$521,352

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of September 30, 2006 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt - principal	$481,429	$11,295	$337	$1,276	$468,521
Long-term debt - interest	230,103	19,591	78,362	78,324	53,826
Capital lease obligations	6,179	491	1,246	992	3,450
Operating leases	8,831	3,467	3,482	1,488	394
Unconditional purchase obligations	60,836	59,909	876	51	-
Other long-term obligations	33,193	28,584	4,609	-	-
Total Contractual Obligations	$820,571	$123,337	$88,912	$82,131	$526,191

Long-Term Debt

At September 30, 2006, we had the following debt outstanding:

		September 30, 2006 (US$ 000’s)

Corporate	(1) - (2)	$468,420
Croatia operations	(3) - (4)	936
Czech Republic operations	(5) - (7)	11,173
Romania operations	(8)	-
Slovenia operations	(9)	-
Ukraine operations	(10)	900
Total		$481,429

(1)
In May 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 and EUR 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (8.57% was applicable at September 30, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15.

The Senior Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are guaranteed by certain of our subsidiaries and are secured by a pledge of shares of these subsidiaries and an assignment of certain contractual rights. The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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

At any time prior to May 15, 2008, we may redeem up to 35.0% of the fixed rate Senior Notes with the proceeds of any public equity offering at a price of 108.250% of the principal amount of such notes, plus accrued and unpaid interest, if any, to the redemption date. In addition, prior to May 15, 2009, we may redeem all or a part of the fixed rate Senior Notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

Index

As of September 30, 2006, Standard & Poor’s senior unsecured debt rating for our Senior Notes remained unchanged from December 31, 2005 at B+, with a corporate credit rating of BB- / stable. At September 30, 2006, Moody’s Investors Service’s rating of both our corporate credit rating and our Senior Notes due 2012 was Ba3 stable.

(2)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 126.6 million) arranged by the European Bank for Reconstruction and Development (the “Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for up to EUR 50.0 million in aggregate. Initial drawings up to EUR 100.0 million will be used for certain specified projects in Central and Eastern Europe.

The Loan bears interest at a rate of three-month EURIBOR plus 2.75% on the drawn amount. The available amount of the Loan amortizes by 7.5% every six months from May 2008 to November 2009, then by 15% in May 2010 and November 2010, and by 40% in May 2011. There were no drawings under this facility as at September 30, 2006.

Covenants contained in the Loan are in line with those contained in our Senior Notes (see Note 6). In addition, the Loan’s covenants restrict us from making principal repayments on other debt of greater than US$ 20.0 million per year for the life of the Loan. This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

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

(3)
A total of EUR 0.7 million (approximately US$ 0.9 million) was drawn down under two loan agreements our Croatia operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of three-month EURIBOR plus 2.50% and are repayable in quarterly instalments until April 1, 2011. As at September 30, 2006, an aggregate rate of 5.75% applied to these loans. These loan facilities are secured by certain fixed assets of OK, which as at September 30, 2006 have a carrying amount of approximately US$ 0.1 million.

(4)
EUR 0.04 million (approximately US$ 0.04 million) was drawn down by our Croatia operations under a loan agreement with BKS Bank fur Karnten and Steiermark AG. This loan bears a variable interest rate of three-month EURIBOR plus 3.00% and is repayable on October 1, 2006. As at September 30, 2006, an aggregate rate of 6.10% applied to this loan.

(5)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 53.6 million) with Ceska Sporitelna, a.s. (“CS”). The final repayment date is October 31, 2009. This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%. This facility is secured by a guarantee of CME Media Services and a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s., a subsidiary of CS. As at September 30, 2006, there were no drawings under this facility. Following the merger of CET 21 with CME Media Services, scheduled for late 2006, this credit facility will be renegotiated.

Index

(6)
CET 21 and CME Media Services have a working capital credit facility of CZK 250.0 million (approximately US$ 11.2 million) with CS, which matures on January 31, 2007. This working capital facility bears interest at the three-month PRIBOR rate plus 1.95%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement between CME Media Services and Factoring Ceska Sporitelna, a.s. As at September 30, 2006, the full CZK 250.0 million (approximately US$ 11.2 million) was drawn under this facility bearing interest at an aggregate 4.18% (the applicable three-month PRIBOR rate at September 30, 2006 was 2.53%).

(7)
As at September 30, 2006, there were no drawings under a CZK 600.0 million (approximately US$ 26.8 million) factoring facility with Factoring Ceska Sporitelna, a.s., a subsidiary of CS. This facility is available until March 31, 2010 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(8)
As at September 30, 2006, our Romania operations had made no drawings under a EUR 3.0 million (approximately US$ 3.8 million) three-month overdraft facility with ING Bank N.V. Amsterdam. This facility is secured by a floating charge over the accounts receivable of our Romania operations and allows drawings to be made in US dollars (bearing interest at one-month LIBOR plus 2.00%), Euro (bearing interest at one-month EURIBOR plus 2.00%) or New Romanian Lei (bearing interest at 'best market rate').

(9)
A revolving five-year facility agreement was entered into by Pro Plus for up to EUR 37.5 million (approximately US$ 47.5 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at September 30, 2006, there were no drawings under this revolving facility.

(10)
On August 16, 2006, our Ukraine operations entered into a US$ 0.9 million, three-year loan with Dertus Finance Group, the minority shareholder in Ukrpromtorg-2003 LLC. This loan is unsecured and bears interest at a rate of 9%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.6 million. For more information on our capital lease obligations see Item 1, Note 12.

Operating Leases

For more information on our operating lease commitments see Item 1, Note 19.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments. At September 30, 2006, we had commitments in respect of future programming of US$ 65.4 million (December 31, 2005: US$ 51.8 million). This includes contracts signed with license periods starting after September 30, 2006. For more information on our programming commitments see Item 1, Note 19.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 5.5 million (see Item 1, Note 19).

Index

In addition to the amounts disclosed above, Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter. Mr. Sarbu’s right to put the remaining 4.79% shareholding is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put our 10.0% in Media Pro. As at September 30, 2006, we consider the fair value of the put option to be approximately US$ nil.

V (d) Cash Outlook

The issuance of the EUR 370.0 million (approximately US$ 480.0 million at the time of issuance) Senior Notes for the acquisition of the TV Nova (Czech Republic) group in May 2005 increased our leverage and we have significant debt service obligations in respect of the Senior Notes. In addition, the terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets. Net cash proceeds from the issuance of new shares of our Class A Common Stock of US$ 168.6 million in March 2006 significantly reduced our net debt and provides a useful source of funds to allow investment flexibility, including acquisitions better suited to equity rather than debt financing. On July 21, 2006, we entered into a five-year EUR 100.0 million revolving loan facility, which, once fully drawn, can be used for general corporate purposes to further increase our financing flexibility, and will reduce our average cost of debt.

Our future cash needs will depend on our overall financial performance, our ability to service the indebtedness incurred under the Senior Notes as well as other indebtedness incurred by us and any future investment and development decisions. Our ability to raise further funds through external debt facilities depends on our satisfaction of a leverage ratio under the Senior Notes. In the short-term we are able to fund our operations from cash generated from operations, our current cash resources (US$ 164.5 million, at September 30, 2006) and available undrawn credit facilities (US$ 258.3 million, at September 30, 2006).

Our Croatia operations continue to require funding to improve our ratings performance and increase our market share. We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 20.0 million during 2006, and have provided US$ 6.4 million in cash funding to Nova TV (Croatia) in the three months ended September 30, 2006.

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

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections, the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1.1 billion (approximately US$ 5.7 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid. On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to SIT 636.8 million (approximately US$ 3.4 million) in aggregate principal amount. Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities defer the demand for payment until a final judgment has been issued. The tax authorities agreed to defer its demand for payment until a final decision on the matter had been reached. On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities. The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. We do not have a provision in our financial statements in relation to this legal action.

Index

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal CZK 10.7 billion (approximately US$ 478.2 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 475.9 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at September 30, 2006 was a US$ 2.8 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Item 1, Note 6). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates. These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Index

We have not attempted to hedge the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

Interest Rate Risk Management

As at September 30, 2006, we have 9 tranches of debt that provide for interest at a spread above a base rate of EURIBOR, LIBOR or PRIBOR, and 2 tranches of debt, which were maintained with a fixed interest rate. A significant rise in the EURIBOR, LIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at September 30, 2006

Expected Maturity Dates	2006	2007	2008	2009	2010	Thereafter

Total debt in EUR (000’s)
Fixed rate	-	-	-	-	-	245,000
Average interest rate (%)	-	-	-	-	-	8.25%
Variable rate	90	130	137	145	153	125,080
Average interest rate (%)	5.66%	5.50%	5.50%	5.50%	5.50%	8.57%

Total debt in USD (000’s)
Fixed rate	-	-	-	900	-	-
Average interest rate (%)	-	-	-	9.00%	-	-

Total debt in CZK (000’s)
Variable rate	250,000	-	-	-	-	-
Average interest rate (%)	4.18%	-	-	-	-	-

Variable Interest Rate Sensitivity as at September 30, 2006

			Yearly interest charge if interest rates increase by (US$ 000' s):
Value of Debt as at September 30, 2006 (US$ 000’s)	Interest Rate as at September 30, 2006	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

159,178 (EUR 125.7 million)	4.73% - 8.57%	$ 13,613	$ 15,205	$ 16,797	$ 18,389	$ 19,980	$ 21,572
11,173 (CZK 250.0 million)	4.18%	467	579	691	802	914	1,026
Total		$ 14,080	$ 15,784	$ 17,488	$ 19,191	$ 20,894	$ 22,598

Index

Item 4. Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Croatia

Global Communications Dispute

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.1 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time. Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into an agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 11.7 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We have also appealed this decision.

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we continue to dispute this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We have appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court. On August 28, 2006, we received a lower court decision of an injunction against us that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK. We have also appealed this decision. On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We do not expect the Croatia operations to suffer any significant loss or disruption as a consequence of these actions.

Index

Czech Republic

Antimonopoly Office

At the end of 2005, the Office for the Protection of Economic Competition of the Czech Republic (the “Antimonopoly Office”) commenced an investigation into potential infringements of Czech antimonopoly legislation in respect of the sale of advertising on the TV NOVA channel from 2004. Without acknowledging any infringements alleged by the Antimonopoly Office, CET 21 agreed to make certain undertakings in respect of the sale of advertising on TV NOVA. In March 2006, the Antimonopoly Office accepted a commitment from CET 21 to cure all the alleged legal defects in the relevant TV NOVA advertising agreements. In compliance with this commitment, CET 21 adopted a new form of advertising agreement which was approved by the Antimonopoly Office in April 2006. CET 21 anticipates that the Antimonopoly Office will terminate the investigation during the last quarter of 2006, once all of CET 21’s advertising agreements have been replaced by the new, approved form of advertising agreement.

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

Ukraine

On October 11, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Mr. Kolomoisky is attempting to enforce what he alleges was a binding oral agreement with Mr. Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Mr. Kolomoisky on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Mr. Kolomoisky, Mr. Rodnyansky and Boris Fuchsmann for the acquisition by Mr. Kolomoisky of the totality of interests in the Studio 1+1 Group held by Mr. Rodnyansky and Mr. Fuchsmann, subject to Mr. Kolomoisky assuming all of their obligations under our existing partnership arrangements. On August 16, 2006, the district court in Kiev ruled in favor of Mr. Kolomoisky and found that he is entitled to the 70% interest in Studio 1+1 held by Rodnyansky. Our Ukrainian affiliate Intermedia and Mr. Rodnyansky filed appeals against this decision.

Index

At a hearing on October 31, 2006, the appellate court, in an oral decision, overturned the decision of the court of first instance and denied Mr. Kolomoisky’s claim that he is entitled to a 70% interest in Studio 1+1 held by Mr. Rodnyansky. A written decision is expected to be published in November. Mr. Kolomoisky has two months from the issuance of the decision to file an appeal with the court of cassation, the highest court in Ukraine.  The court of cassation has discretion whether to accept such an appeal. In the absence of both an acceptance by the court of cassation of such an appeal and a favorable ruling by that court, Mr. Kolomoisky no longer has a basis for claiming this ownership right in Studio 1+1 on the same grounds.

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine. Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%. On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters. This amended Ukraine Media Law came into force in March 2006. Our partners have acknowledged an obligation to restructure upon the entry into force of these amendments. On September 5, 2006, our partners entered into certain agreements to implement the restructuring. Following the completion of the transactions reflected in these agreements and the registration of the charter of Studio 1+1 amended to reflect the new ownership of Studio 1+1, we will own 60% of Studio 1+1. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Mr. Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Mr. Kolomoisky against Mr. Rodnyansky, the state registrar in the district administration in Kiev where such charter amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1. Our partners are no longer seeking to enforce the injunction filed at their initiative; we expect that this injunction will be removed once the case file in this matter has been transferred to the appellate court and the appeal filed by Mr. Kolomoisky in respect of this injunction has been scheduled.

Index

Item 1A. Risk Factors

This Report on Form 10-Q for the period ended September 30, 2006, contains forward-looking statements that involve risks and uncertainties See “Forward-looking Statements” in Part I, Item 2. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Report on Form 10-Q.

Risks Relating to our Business and Operations

Our broadcasting licenses may not be renewed and may be subject to revocation

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. We cannot guarantee that our current licenses or other authorizations will be renewed or extended, or that they will not be subject to revocation, particularly in Ukraine, where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future.

Our current broadcasting licenses expire at various times between 2006 and 2017 including the broadcasting license covering fifteen hours (primarily prime and off prime time) in Ukraine which expires on December 31, 2006. On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a ten-year period from January 1, 2007. Issuance of the license itself is subject to the payment of a fee of approximately UAH 5.9 million (approximately US$ 1.2 million), which has been paid, and to the requirement that Studio 1+1 bring its corporate documents into conformity with recent amendments to the Ukrainian Media Law. Although Studio 1+1 has amended its corporate documents to conform with the Ukrainian Media Law, it has not yet succeeded in registering its amended charter (which is one of its corporate documents that memorializes the amendments adopted by Studio 1+1). Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Mr. Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Mr. Kolomoisky against Mr. Rodnyansky on October 11, 2005 or not otherwise participating in any negotiations, the district administration in Kiev where such amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1 (see Item 1, “Legal Proceedings, Ukraine”). If we are not able to lift any such injunction or otherwise register the necessary amendments to the charter of Studio 1+1, we may not receive a license certificate following the expiration of the current license on December 31, 2006. In the event that we do not receive a license certificate, Studio 1+1 may not be able to broadcast for 15 hours per day. The failure to receive this license certificate, any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Index

In addition, the 70% ownership interest in Studio 1+1 that is held by our partner Alexander Rodnyansky is the subject of litigation in Ukraine (see Item 1, “Legal Proceedings, Ukraine”). In the event of a judgment which results in the ownership of 70% of Studio 1+1 being transferred from Mr. Rodnyansky to the claimant Igor Kolomoisky, we may not be able to secure and enforce our contractual rights to a 60% economic interest in Studio 1+1 or rights related to the governance of Studio 1+1 against Mr. Kolomoisky. A reduction in our right to future distributable cash from Studio 1+1 would have an adverse impact on our financial position and results of operations.

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business

Our revenue generating operations are located in Central and Eastern Europe. These markets pose different risks from those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater. Countries in this region have economic and political systems, legal and tax regimes, standards of corporate governance and business practices that continue to develop. Government policies may be subject to significant adjustments, especially in the event of a change in leadership, which may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks. Other potential risks inherent in markets such as ours with changing economic and political environments include exchange controls, higher tariffs and other levies, as well as longer payment cycles.

The relative level of development of our markets and the influence of local parties also presents a potential for biased treatment of us by local regulators or before the local courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately this could lead to loss of our business operations, as occurred in the Czech Republic in 1999. We are involved in certain disputes with some of the former shareholders of our Croatian operations and some of these shareholders may also challenge a restructuring that we have undertaken in response to a request from the Croatian Media Council. The ability of certain of these shareholders to exert influence on local institutions may create a potential for biased treatment of us. An adverse outcome in the Global Communications lawsuit (see Item 1, “Legal Proceedings, Croatia”) or a successful challenge to the restructuring could have an adverse impact on our financial position, results of operations and cash flows.

Our operating results depend on our ability to implement a new advertising strategy in the Czech Republic and to generate advertising sales generally

We generate almost all of our revenues from the sale of advertising airtime on our television channels. Our advertising revenues in general depend on the pricing of our advertising time as well as other factors, including television viewing levels, changes in audience preferences, our stations’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and other media operators, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics. Advertisers generally use gross ratings points to measure television viewing levels. Our ability to generate gross ratings points depends on our offering programming which appeals to our target audiences, responding to technological developments in media, competing effectively with other broadcasters seeking to attract similar audiences and managing the impact of any seasonal trends.

In the Czech Republic, we are implementing a new advertising sales strategy to capture market growth through a more sophisticated pricing policy (see Part I, Item 2, “Czech Republic”). There can be no assurance that we will be able to implement successfully the new advertising sales strategy in the Czech Republic or to respond successfully to changes in other factors affecting advertising sales generally in order to maintain and increase our advertising sales. Any decline in advertising sales due to a failure to respond to such changes or to successfully implement new sales strategies, particularly in the Czech Republic, could have a material adverse effect on our financial position, results of operations and cash flows.

Our operating results are dependent on the importance of television as an advertising medium

We generate almost all of our revenues from the sale of advertising airtime on television channels in our markets. In the advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets or that changes in the regulatory environment or technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically. A decline in television advertising spending in any period or in specific markets could have an adverse effect on our results of operations and cash flows.

Index

Our operating results are dependent on general economic conditions

The results of our operations rely heavily on advertising revenue, and demand for advertising is affected by prevailing general economic conditions. Adverse economic conditions generally and downturns in the economies of our operating countries specifically are likely to negatively impact the advertising industries in those countries and, consequently, the results of our operations. In addition, disasters, acts of terrorism, civil or military conflicts or general political uncertainty may create economic uncertainty that reduces advertising spending. Although recently there has been growth in the economies of our operating countries, there can be no assurance that this trend will continue or that any such improvement in general economic conditions will generate increased advertising revenue for our group. Global and local downturns in the general economic environment may cause our customers to reduce the amounts they spend on advertising, which could result in a decrease in demand for our advertising airtime. This would adversely affect our business, financial condition, results of operations and cash flow.

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire programming content that is attractive to our audiences

Television programming is one of the most significant components of our operating costs. The commercial success of our channels depends substantially on our ability to develop, produce or acquire syndicated television programming content that matches audience tastes, attracts high audience shares and generates advertising revenues. Our programming costs or requirements may increase in response to increased competition from existing and new television broadcasting channels for such programming or related talent. The costs of acquiring programming content attractive to our viewers, such as feature films and popular television series, may increase as a result of such competition. In addition, our expenditure in respect of locally produced programming content may increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform. In the event any such programming does not attract adequate audience share, it may be necessary to write down the value of such programming. Any such increase in programming costs or write-downs could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Index

The television broadcasting industry may be affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analogue terrestrial broadcasting, such as digital broadcasting, cable and satellite distribution systems, the internet, video-on-demand and the availability to television programming on portable digital devices, have fragmented television audiences in more developed markets and could adversely affect our businesses. In addition, compression techniques and other technological developments allow for expanded programming offerings to be offered to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming. Any requirement for substantial further investment for digitalization or to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our business, financial condition, results of operations and cash flows.

We may seek to make acquisitions of other stations, networks, content providers or other companies in the future, and may fail to identify suitable targets, acquire them on acceptable terms or successfully integrate them.

The acquisition and integration of new businesses pose significant risks to our existing operations, including:

•	Additional demands placed on our senior management, who are also responsible for managing our existing operations;
•	Increased overall operating complexity of our business, requiring greater personnel and other resources;
•	Difficulties of expanding beyond our core expertise, in the event that we acquire content providers or other ancillary businesses;
•	Significant initial cash expenditures to acquire and integrate new businesses; and
•	In the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under our Senior Notes.

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

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment. Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate. If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to competitive pressures or other unanticipated developments, we may need to obtain additional financing. Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements. Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock. In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indenture pursuant to which our Senior Notes were issued or pursuant to the terms of the EBRD Loan Agreement (see Part I, Item 1, Notes 6 and 12). Furthermore, such financings may not be available on acceptable terms, or may be subject to limits on the incurrence of indebtedness under the Indenture.

Index

Our increased debt service obligations following the issuance of the Senior Notes may adversely affect our business

Our leverage has been significantly increased with the issuance of EUR 370.0 million (US$ 468.4 million at September 30, 2006) fixed and floating Senior Notes (see Part I, Item 1, Note 6) in connection with the acquisition of the TV Nova (Czech Republic) group. As a result, we have significant debt service obligations and we are restricted in the manner in which our business is conducted. We anticipate that our high leverage will continue for the foreseeable future. Our high leverage could have important consequences to our business and results of operations, including but not limited to the following: our vulnerability to a downturn in our business or economic and industry conditions has increased; our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements has been limited. We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage; a substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes; and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate has been limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Under the Senior Notes and the EBRD Loan Agreement, we have pledged shares in our subsidiaries that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business

Pursuant to the terms of our Indenture and the EBRD Loan Agreement, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) Group, Pro TV, STS, Pro Plus and Studio 1+1. If we were to default on the Indenture or the EBRD Loan Agreement, the Indenture trustee or the EBRD would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under the Indenture or the EBRD Loan Agreement.

Our success depends on attracting and retaining key personnel

Our success depends partly upon the efforts and abilities of our key personnel and our ability to attract and retain key personnel. Our management teams have significant experience in the media industry and have made an important contribution to our growth and success. The loss of the services of any of these individuals could have an adverse effect on our business, results of operations and cash flow. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense. There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future.

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

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the US dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. Furthermore, the functional currency of our operations in Romania and Ukraine is the US dollar. This is subject to annual review in accordance with FAS 52 “Foreign Currency Translation,” and new circumstances that may be identified during these annual reviews may result in use of functional currencies in these markets that differ from our reporting currency. In addition, our Senior Notes are denominated in Euros. We have not attempted to hedge the Senior Notes; we may therefore continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

Index

Our related party transactions may involve risks of conflicts of interest and delayed payments resulting in the conclusion of transactions on less favorable terms than could be obtained in arms length transactions and the risk of a negative impact on cash flow

In Romania, the Slovak Republic and Ukraine, the local shareholders of our television operating companies are individuals with other business interests in those countries, including interests in television and other media related companies. In Romania our general director is also a shareholder in our operating company and the controlling shareholder of one of our affiliates engaged in the production and distribution of television programming. Our local operating companies enter into transactions with parties related to our local shareholders and general directors, including barter transactions. Some or all of these transactions may present conflicts of interest that may in turn result in the conclusion of transactions on terms that are not arms length. In addition, some related party receivables have been collected more slowly than unrelated third party receivables, which has resulted in slower cash flow to our operating companies to the detriment of our shareholders. It is likely that our subsidiaries will continue to enter into related party transactions in the future. As a result, there is a continuing risk that related party transactions will have a negative impact on cash flows.

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

Our operations may not be profitable in the future

The year ended December 31, 2004 was the first year in which we recorded net income from continuing operations. In preceding years since our incorporation, we recorded net operating losses from continuing operations. As of September 30, 2006, we had an accumulated deficit of US$ 58.0 million.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.

Index

Our holding company structure may limit our access to cash

We are a holding company and we conduct our operations through subsidiaries and affiliates. The primary internal source of our cash to fund our operating expenses as well as service our existing and future debt depends on debt repayments from our subsidiaries, the earnings of our operating subsidiaries, earnings generated from our equity interest in certain of our affiliates and distributions of such earnings to us. Substantially all of our assets consist of ownership of and loans to our subsidiaries and affiliates. We currently rely on the repayment of inter-company indebtedness and the declaration of dividends to receive distributions of cash from our operating subsidiaries and affiliates. The distribution of dividends is generally subject to conformity with requirements of local law, including the funding of a reserve account and, in certain instances, the affirmative vote of our partners. If our operating subsidiaries or affiliates are unable to distribute to us funds to which we are entitled, we may be unable to cover our operating expenses. Such inability would have a material adverse effect on our results of operations.

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

Risks Relating to Our Common Stock

CME Holdco L.P. is in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

CME Holdco L.P. owns the outstanding shares of our Class B Common Stock, each of which carries 10 votes per share. Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and, subject to certain limitations described below, is entitled to vote those shares on behalf of CME Holdco L.P. The shares over which Ronald Lauder has voting power represent 64.8% of the aggregate voting power of our Common Stock. On September 1, 2006, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, acquired 49.7% of CME Holdco L.P. Under the terms of the limited partnership agreement of CME Holdco L.P., Adele (Guernsey) L.P. has certain consent rights in respect of the voting and disposition of the shares of Class B Common Stock. CME Holdco L.P. is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors, including two recommended by Adele (Guernsey) L.P., and transactions involving a change of control. The interests of CME Holdco L.P. may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as CME Holdco L.P. retains voting control.

Index

The price of our Class A Common Stock is likely to remain volatile

The market price of shares of our Class A Common Stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Business and Operations” and including the following: license renewals, general economic and business trends, variations in quarterly operating results, regulatory developments in our operating countries and the EU, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A Common Stock, future issuances of shares of our Class A Common Stock, investor and securities analyst perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially reduce the market price of our Class A Common Stock, regardless of our operating performance.

Our share price may be adversely affected by potential future issuances and sales of our shares

As at September 30, 2006, we have a total of 1.0 million options to purchase Class A Common Stock outstanding and 0.1 million options to purchase Class B Common Stock outstanding. An affiliate of PPF holds 3,500,000 unregistered shares of Class A Common Stock and has the right to demand a registration of up to 100% of such shares in May 2007. We cannot predict what effect, if any, the issuance of shares underlying options, the registration of such unregistered shares or any future sales of our shares will have on the market price of our shares. However, if more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

The risks described here are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operating results.

Index

Item 6. Exhibits

a) The following exhibits are attached:

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated November 9, 2006
31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated November 9, 2006
32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated November 9, 2006 (furnished only)
10.60*	Amended and Restated Contract of Employment between Marina Williams, Executive Vice President, and CME Development Corporation, dated October 5, 2006
10.61*	Amended and Restated Contract of Employment between Wallace Macmillan, Chief Financial Officer, and CME Development Corporation, dated October 6, 2006.

* Management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2006	/s/ Wallace Macmillan
Wallace Macmillan
Vice President - Finance
(Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated November 9, 2006
31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated November 9, 2006
32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated November 9, 2006 (furnished only)
10.60*	Amended and Restated Contract of Employment between Marina Williams, Executive Vice President, and CME Development Corporation, dated October 5, 2006
10.61*	Amended and Restated Contract of Employment between Wallace Macmillan, Chief Financial Officer, and CME Development Corporation, dated October 6, 2006.

* Management contract