Form 10-K
period 2006-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2007-03-01
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing sale price of US$ 63.19 of the registrant's Common Stock, as reported by the Nasdaq Exchange on such date) was approximately US$ 2.2 billion.

Number of shares of Class A Common Stock outstanding as of February 20, 2007 : 34,412,138
Number of shares of Class B Common Stock outstanding as of February 20, 2007 : 6,312,839

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the Annual General Meeting of Shareholders to be held on June 5, 2007	Part III

THIS PAGE INTENTIONALLY LEFT BLANK

PART I

ITEM 1. BUSINESS

Forward-looking Statements

This report contains forward-looking statements, including the impact of legal proceedings in Croatia and Ukraine, the results of additional investment in Croatia and Ukraine, the implementation of an advertising sales strategy in the Czech Republic and cost reductions in the Czech and Slovak Republics, our ability to develop and implement multi-channel strategies generally, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations, the growth potential of advertising spending in our markets, and other business strategies and commitments. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated. Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements. Important factors that contribute to such risks include, but are not limited to, the general regulatory environments where we operate and application of relevant laws and regulations, the renewals of broadcasting licenses, our ability to implement strategies regarding sales and multi-channel distribution, the rate of development of advertising markets in countries where we operate, our ability to acquire necessary programming and the ability to attract audiences, our ability to obtain additional frequencies and licenses, and general market and economic conditions in these countries as well as in the United States and Western Europe.

GENERAL

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates national commercial television channels and stations in Central and Eastern Europe. At present, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and our telephone number is 441-296-1431. Communications can also be sent c/o CME Development Corporation at Aldwych House, 81 Aldwych, London WC2B 4HN, United Kingdom, telephone number +44-20-7430-5430.

We make available, free of charge, on our website at http://www.cetv-net.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates. All references to “US$” or “dollars” are to US dollars, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SKK” are to Slovak korunas, all references to “SIT” are to Slovenian tolars, all references to “UAH” are to Ukrainian hryvna, all references to “Euro” are to the European Union Euro and all references to “GBP” are to British pounds. The exchange rates as of December 31, 2006 used in this report are 5.58 HRK/US$; 20.88 CZK/US$; 2.57 RON/US$; 26.25 SKK/US$; 181.93 SIT/US$; 5.05 UAH/US$; 0.76 Euro/US$ and 0.51 GBP/US$.

CORPORATE STRUCTURE

Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. In each market in which we operate, we have ownership interests in license companies and operating companies. Operations are conducted either by the license companies themselves or by separate operating companies. License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license. We generate revenues primarily through acquiring programming for broadcast by the corresponding license company and entering into agreements with advertisers and advertising agencies on behalf of the license company. In Croatia, the Czech Republic, Romania and Ukraine, the license company also acts as an operating company; and since January 1, 2007, our license company in the Slovak Republic also acts as an operating company. As depicted in the table below, our share of profits in our license and operating companies corresponds with our voting interest other than in the Slovak Republic and Ukraine, where we are entitled by contract to a share of profits in those operations that does not correspond to our voting interest. Below is an overview of our operating structure at December 31, 2006, the type of affiliate and a chart entitled “Simplified Corporate Structure - Continuing Operations”.

Company Name	Effective Voting Interest	Share of Profits	Type of Affiliate	TV Channels

Croatia
License Company:
Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	100.0%	Consolidated Subsidiary	NOVA TV (Croatia)

Czech Republic
License Companies:
CET 21 spol s.r.o. (“CET 21”)	100.0%	100.0%	Consolidated Subsidiary	TV NOVA (Czech Republic)
Galaxie Sport s.r.o. (“Galaxie Sport”)	100.0%	100.0%	Consolidated Subsidiary	GALAXIE SPORT

Romania
Operating Companies:
Media Pro International S.A. (“MPI”)	90.0%	90.0%	Consolidated Subsidiary

Media Vision S.R.L. (“Media Vision”)	75.0%	75.0%	Consolidated Subsidiary

License Company:
Pro TV S.A. (“Pro TV”)	90.0%	90.0%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL

Slovak Republic
Operating Company:
Slovenska televizna spolocnost s r.o. (“STS”)	89.8%	80.0%	Consolidated Subsidiary

License Company:
MARKIZA-SLOVAKIA s.r.o. (“Markiza”)	80.0%	0.1%	Consolidated Subsidiary	MARKIZA TV

Company Name	Effective Voting Interest	Share of Profits	Type of Affiliate	TV Channels

Slovenia
Operating Company:
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	100.0%	Consolidated Subsidiary

License Companies:
Pop TV d.o.o. (“Pop TV”)	100.0%	100.0%	Consolidated Subsidiary	POP TV

Kanal A d.o.o. (“Kanal A”)	100.0%	100.0%	Consolidated Subsidiary	KANAL A

Ukraine
Operating Companies:
Innova Film GmbH (“Innova”)	60.0%	60.0%	Consolidated Subsidiary

International Media Services Ltd. (“IMS”)	60.0%	60.0%	Consolidated Subsidiary

Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	60.0%	Consolidated Subsidiary

License Company:
Studio 1+1 LLC (“Studio 1+1”)	18.0%	60.0%	Consolidated Variable Interest Entity	STUDIO 1+1
Gravis LLC (“Gravis”)	60.4%	60.4%	Consolidated Subsidiary	KINO and CITI

OPERATING ENVIRONMENT

Market and Audience Share

Our television channels reach an aggregate of approximately 82 million people in six countries with a combined population of approximately 90 million people. TV NOVA in the Czech Republic was ranked first in terms of national all day audience share in 2006, as were MARKIZA TV in the Slovak Republic and POP TV, our primary channel in Slovenia. PRO TV in Romania and STUDIO 1+1 in Ukraine were ranked second in terms of national all day audience share for 2006 in competitive markets. In Croatia, NOVA TV was ranked fourth in terms of national all day audience share in 2006.

The rankings of our channels in the markets in which they broadcast are reflected below.

Country	TV Channels	Launch Date	Technical Reach (1)	2006 Audience Share (2)	Market Rank (2)

Croatia	NOVA TV (Croatia)	August 2000 (3)	90%	15%	4
Czech Republic	TV NOVA (Czech Rep)	February 1994 (4)	100%	42%	1
	GALAXIE SPORT	April 2002 (5)	35% (6)	Not Measured	Not Measured
Romania	PRO TV	December 1995	82%	16%	2
	ACASA	February 1998	73%	8%	4
	PRO CINEMA	April 2004	53%	1%	16
Slovak Republic	MARKIZA TV	August 1996	86%	34%	1
Slovenia	POP TV	December 1995	93%	29%	1
	KANAL A	October 1991 (7)	90%	9%	3
Ukraine	STUDIO 1+1	January 1997	95%	18%	2
	KINO	July 2006	41.3%	0.2%	23
	CITI	December 2006	11.7%	0.1%	32

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

(2)
National all day audience share and rank. Source: Croatia: Peoplemeters AGB Media Services, Czech Republic: ATO - Mediaresearch / GFK, Romania: Peoplemeters Taylor Nelson Sofres, Slovak Republic: PMT / TNS SK, Slovenia: Peoplemeters AGB Media Services, Ukraine: Peoplemeters GFK USM. There are four stations ranked in Croatia, four in the Czech Republic, twenty eight in Romania, six in the Slovak Republic, four in Slovenia, and six significant stations ranked in Ukraine.

(3)	We acquired NOVA TV (Croatia) in July 2004.

(4)	We acquired TV NOVA (Czech Republic) in May 2005.

(5)	We acquired GALAXIE SPORT in September 2005.

(6)	35% technical reach in the Czech Republic. In addition, GALAXIE SPORT has a technical reach of 48% in the Slovak Republic.

(7)	We acquired KANAL A in October 2000.

The following table shows the population, technical reach of our primary channel, number of television households, per capita GDP and cable penetration for those countries of Central and Eastern Europe where we conduct broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	Television Households (in millions) (3)	Per Capita GDP 2006 US$ (4)	Cable Penetration (3)

Croatia	4.4	4.0	1.4	$ 9,318	16%
Czech Republic	10.2	10.2	3.9	$ 13,971	26%
Romania	20.9	17.1	6.9	$ 5,458	61%
Slovak Republic	5.4	4.6	1.6	$ 10,231	39%
Slovenia	2.0	1.9	0.7	$ 18,342	61%
Ukraine	46.7	44.4	18.5	$ 2,027	19%
Total	89.6	82.2	33.0

(1)	Source: National Statistical Office in each Country.

(2)
Source: Internal estimates supplied by each country's operations. Each of our operations has estimated its own technical reach based on the location, power and frequency of each of its transmitters and the local population density and geography around that transmitter. The technical reach is separate from the independent third party measurement that determines audience shares.

(3)
Source: Informa Telecoms and Media (August 2006 data), ZenithOptimedia. A Television Household is a residential dwelling with one or more television sets. Cable Penetration refers to the percentage of Television Households that subscribe to television services via cable channels.

(4)	Source: ING (November 2006 data).

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

Media Councils generally supervise broadcasters and their compliance with national broadcasting legislation. On accession to the European Union (the “EU”) of any Central or Eastern European country in which we operate, our broadcast operations in such country become subject to EU legislation, including regulations on the origin of programming content. The Czech Republic, Slovenia and the Slovak Republic acceded to the EU on May 1, 2004. Romania acceded to the EU on January 1, 2007.

The EU Television Without Frontiers directive (the “EU Directive”) sets out the legal framework for television broadcasting in the EU, which among other things, requires broadcasters, where “practicable and by appropriate means,” to reserve a majority of their broadcast time for “European works.” Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television, as well as written and produced mainly by residents of the EU or Council of Europe member states. In addition, the EU Directive requires that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. Further, the EU Directive provides for regulations on advertising, including limits on the amount of time that may be devoted to advertising, including direct sales advertising. The adoption by Croatia, which is currently in EU accession negotiations, and by Romania of media legislation for privately owned broadcasters that is substantially in compliance with the EU Directive has had no material adverse effect on our operations.

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

The licenses to operate our terrestrial broadcast operations are effective for the following periods:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.
Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The GALAXIE SPORT license expires in March 2014.
Romania	Licenses expire on dates ranging from March 2007 to January 2016.
Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2019.
Slovenia	The licenses of POP TV and KANAL A expire in August 2012.
Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime expires in August 2014. Licenses held by Ukrpromtorg expire on dates ranging from November 2008 to July 2016.

OPERATIONS BY COUNTRY

CROATIA

General

Croatia is a parliamentary democracy with a population of approximately 4.4 million people. Per capita GDP is estimated to be US$ 9,318 in 2006 with a GDP growth rate of 4.8% for 2006. Technical coverage of Croatia is approximately 90%, and cable penetration is approximately 16%. According to our estimates, in local currency the Croatian television advertising market grew by approximately 2 - 5% in 2006 and was worth approximately US$ 120 - 130 million.

In Croatia, we operate one national television channel NOVA TV (Croatia). The two other national broadcasters are the public broadcaster HRT, which operates two channels, and privately owned broadcaster RTL.

Operating and License Companies

We own 100% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia and is responsible for our broadcasting operations in Croatia.

Operations

NOVA TV (CROATIA)

Independent research shows that among the main television stations in Croatia, the NOVA TV (Croatia) channel had a national all day audience share of 15.3% and a national prime time audience share of 17.1% for 2006.

The chart below summarizes the national all day and prime time audience share figures for NOVA TV (Croatia):

	2002	2003	2004	2005	2006

All day	15.3%	15.6%	12.0%	13.6%	15.3%
Prime time	-	12.7%	10.9%	13.3%	17.1%

Source : 2006, 2005, 2004 and 2003 - AGB Media Services
Source : 2002 - CATI - phone recall research
No independent data is available for 2002 prime time.

Programming

NOVA TV (Croatia) broadcasts approximately 21 hours per day. Its programming strategy is to appeal to a commercial audience (target group 18-49) and to a broader 15+ audience as well through a wide range of programming. Last year NOVA TV’s programming focus was local production, but it broadcasts other types of programming, such as movies, series, sitcoms, news, soap operas and sports.

Approximately 29% of NOVA TV’s (Croatia) programming is locally produced, including a Croatian version of Nasa Mala Klinika (Our Little Clinic), a sitcom originally produced by Pro Plus in Slovenia; Nad lipom 35, a music entertainment show; and Kviskoteka, a Croatian quiz show.

NOVA TV (Croatia) has secured exclusive broadcast rights in Croatia to a variety of popular American and European series, films and soap operas produced by major international studios, including MGM, Paramount Pictures and Walt Disney Television International for the NOVA TV (Croatia) channel. All foreign language programming is subtitled. Foreign news reports and film footage licensed from Reuters, APTN and SNTV are integrated into news programs on the NOVA TV (Croatia) channel.

The NOVA TV (Croatia) channel is required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of broadcast time consists of locally produced programming and 60% of such locally produced programming be shown during prime time (between 6:00pm and 10:00 p.m.).

Advertising

Our Croatia operations derive revenues principally from the sale of commercial advertising time on the NOVA TV (Croatia) channel, sold both through independent agencies and media buying groups. The NOVA TV (Croatia) channel currently serves approximately 260 advertisers, including multinational companies such as Johnson & Johnson, L’Oreal, Procter & Gamble, Vipnet and Reckitt Benckiser. Our top ten advertising clients contributed approximately 39% to our total advertising revenues in Croatia in 2006.

Within the Croatian advertising market, television advertising accounts for approximately 50% of total advertising spending. NOVA TV (Croatia) competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not more than 15% of their daily broadcast time, with an additional 5% of daily broadcast time that may be used for direct sales advertising. The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting 9 minutes of advertising per hour. The public broadcaster is not permitted to broadcast spots for teleshopping. There are restrictions on the frequency of advertising breaks, which are different for public and privately owned broadcasters. There are also restrictions that relate to advertising content, including a ban on tobacco and alcohol advertising. Those are similar for public and private owned broadcasters.

Competition

At the beginning of 2004, NOVA TV (Croatia) and HRT, which was then operating three channels, were the only national broadcasters in Croatia. In April 2004, RTL launched a channel under a license issued by the Croatian government on the frequencies previously used by the public broadcaster HRT for a third channel which had ceased broadcasting earlier in 2004. We acquired Nova TV (Croatia) in July 2004. During 2006 NOVA TV (Croatia) achieved a national all day audience share of 15.3%, which made it the fourth ranked station nationally.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2006)	Technical reach

HRT 1	Public Television	1956	Terrestrial / satellite / cable	34.3%	99%
RTL	Bertelsmann	2004	Terrestrial / satellite / cable	24.6%	95%
HRT 2	Public Television	1972	Terrestrial / satellite / cable	17.8%	99%
NOVA TV (Croatia)	CME	2000	Terrestrial / satellite / cable	15.3%	90%
Others				8.0%
				100.0%

Source : AGB Puls and CME

During 2006 our technical reach increased from 88% to 90%. Additional competitors for audience share include cable and satellite channels.

Regulation and License Renewal

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

CZECH REPUBLIC

General

The Czech Republic is a parliamentary democracy with a population of 10.2 million. Per capita GDP in 2006 is estimated to be US$ 13,971 with a GDP growth rate in 2006 of 5.9%. Approximately 97% of Czech Republic households have television and cable penetration is approximately 26%. According to our estimates, in local currency the Czech Republic television advertising market remained stable and was worth approximately US$ 310 - 320 million in 2006.

In the Czech Republic, we operate one national television channel, TV NOVA (Czech Republic), as well as a cable channel, GALAXIE SPORT, both of which were acquired in 2005. The other two national broadcasters are the public broadcaster CT, operating two channels, and privately owned broadcaster TV Prima.

Operating and License Companies

We own 100% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) which expires in 2017. The ownership of CET 21 is held through three shareholders: (i) CME Media Enterprises B.V.; (ii) Central European Media Enterprises II B.V.; and (iii) VILJA a.s. VILJA a.s. is wholly owned by CME Media Investments s.r.o., a wholly owned subsidiary of Central European Media Enterprises Ltd.

Effective December 31, 2006, CME Media Services s.r.o. (which provided services related to programming, production and advertising to CET 21) merged into CET 21.

Operations

TV NOVA (Czech Republic)

The TV NOVA (Czech Republic) channel reaches approximately 100% of the Czech Republic's television households. The TV NOVA (Czech Republic) channel had an average all day audience share for 2006 of 41.6% compared to 20.3% for its nearest commercial competitor, TV Prima.

The chart below summarizes the national all day and prime time audience share figures for TV NOVA (Czech Republic):

	2002	2003	2004	2005	2006

All day	44.2%	43.4%	42.2%	40.9%	41.6%
Prime time	48.3%	45.8%	44.9%	42.3%	44.5%

Source: ATO - Mediaresearch

Galaxie Sport

The GALAXIE SPORT channel broadcasts via cable high quality sports and sport-related programming in the Czech Republic and the Slovak Republic. The GALAXIE SPORT channel has secured valuable broadcast license rights to some of the most popular sports programming in its markets, including the National Hockey League, Premier League (British Football), the National Basketball Association, Major League Baseball, ATP Tennis tournaments, Formula One qualifications, motorcycle and automobile races, golf tournaments and other competitions. The GALAXIE SPORT channel also produces daily sports news programs in the Czech and Slovak languages as well as studio interviews with guests prior to the start of live transmitted key competitions. The program schedule also contains many sport documentaries about the most attractive sports in the Czech Republic and Slovak Republic.

The combined Czech Republic and Slovak Republic markets have a population of approximately 15.6 million people representing approximately 5.5 million television households. Cable passes approximately 1.6 million households in the combined markets. Galaxie Sport currently has carriage agreements with all of the largest cable distributors and with all Direct To Home distributors in the Czech Republic and Slovak Republic, reaching over 1 million subscribers.

Programming

The TV NOVA (Czech Republic) channel broadcasts 24 hours per day and has a programming strategy to appeal to a broad audience, especially during prime time, with news, movies, entertainment programs and sports highlights, and to target more specific demographics in off-peak broadcasting hours. Approximately 32% of the programming on TV NOVA (Czech Republic) is locally produced, including Televizni noviny (TV News), Cesko hleda SuperStar (Pop Idol), Ordinace v ruzove zahrade (an original Czech series) and Ulice (a daily soap opera). Televizni noviny, the nightly news program, achieves the highest ratings among all Czech television shows on a regular basis. Cesko hleda SuperStar (Pop Idol), Ordinace v ruzove zahrade (an original Czech series) and Ulice (a daily soap opera) are also among the top-rated shows in the Czech Republic.

The TV NOVA (Czech Republic) channel has secured exclusive broadcast rights in the Czech Republic to a variety of popular American and European series, films and telenovellas produced by major international studios, including DreamWorks/Paramount, Sony Pictures, MGM, Universal, IFD, Carsey-Werner, Twentieth Century Fox, Alliance Atlantis and Walt Disney/Buena Vista International Television. All foreign language programming is dubbed into the Czech language. Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on the TV NOVA (Czech Republic) channel.

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

Advertising

The TV NOVA (Czech Republic) channel derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Procter & Gamble, T-Mobile, Vodafone, Telefonica O2, Laboratoires Garnier and Reckitt Benckiser. The top ten advertisers on the TV NOVA (Czech Republic) channel contributed approximately 27% of its advertising revenues in 2006.

Within the Czech Republic advertising market, television accounts for approximately 40% of total advertising spending. The television advertising market in the Czech Republic has shown slow growth over the past several years compared to general economic growth rates. The TV NOVA (Czech Republic) channel competes for advertising revenues with other media, such as print, radio, outdoor advertising, internet and direct mail.

Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour, but not more than 15% of total daily broadcast time. From January 1, 2007, the public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for a maximum of 0.5% of daily broadcast time (excluding teleshopping); and from January 1, 2008, the public broadcaster cannot broadcast advertising or teleshopping (except in respect of certain sporting or cultural events). There are restrictions on the frequency of advertising breaks during and between programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages.

Competition

In addition to the TV NOVA (Czech Republic) channel, the Czech Republic is served by two national public television stations, CT1 and CT2, which dominated the ratings until the TV NOVA (Czech Republic) channel began broadcasting in 1994, and by the national privately owned broadcaster TV Prima (co-owned by Modern Times Group and local owners).

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2006)	Technical reach

TV NOVA (Czech Republic)	CME	1994	Terrestrial	41.6%	100%
CT 1	Public Television	1953	Terrestrial	21.4%	100%
TV Prima	Modern Times Group/Local owners	1993	Terrestrial / satellite	20.3%	95%
CT 2	Public Television	1970	Terrestrial	9.4%	99%
Others				7.2%
				100.0%

Source: CME and Ceske radiokomunikace; ATO - Mediaresearch

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

The Czech Republic Media Council issued a decision dated December 21, 2006 confirming that CET 21's existing analogue license (No. 001/1993) is also valid for digital broadcasting and permits the company to broadcast the TV NOVA (Czech Republic) channel in the entire territory of the Czech Republic in any electronic communications network designated for terrestrial digital television broadcasting.

The GALAXIE SPORT license expires in March 2014.

ROMANIA

General

Romania, which acceded to the European Union on January 1, 2007, is a parliamentary democracy with a population of approximately 20.9 million people. Per capita GDP is estimated to be US$ 5,458 in 2006 with a GDP growth rate of 6.7% for 2006. Approximately 91% of Romanian households have television and cable penetration is approximately 61%. According to our estimates, the Romanian television advertising market grew by approximately 35 - 40% in 2006, and was worth approximately US$ 235 - 245 million.

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

Operations

PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL

PRO TV was launched in December 1995. PRO TV reaches approximately 82% of the Romanian population, including almost 93% of urban areas. PRO TV broadcasts from studios located in Bucharest to terrestrial broadcast facilities and to approximately 790 cable systems throughout Romania. The PRO TV channel is currently the top-rated television channel in its coverage area and had a national all day audience share of 15.6% during 2006, which made it second (of 28 ranked stations) in Romania. Advertisers, however, evaluate audience share within a channel’s coverage area (18-49) and by this measure PRO TV was ranked first. On June 20, 2006 PRO TV was awarded a temporary digital license for Bucharest.  PRO TV began to broadcast in High Definition in the Bucharest area on December 1, 2006 using this license and is the first television station in Central and Eastern Europe to do so.

The ACASA channel, a cable channel launched in 1998, reaches approximately 73% of Romanian television households and 85% of urban households. During 2005, ACASA had a national all day audience share of 7.7%, which made it fourth (of 28 ranked stations) in Romania. ACASA is also ranked third in terms of all day audience share in its coverage area (15-49 Female Urban Area).

PRO CINEMA, a cable channel launched in April 2004, reaches approximately 53% of Romanian television households and approximately 73% of urban households. In 2006, PRO CINEMA had a national all day audience of 1.0%, which made it 16th (of 28 ranked stations) in Romania.

The chart below summarizes the national all day and prime time audience share figures for our Romanian channels:

	2002	2003	2004	2005	2006

PRO TV
All day	14.9%	15.4%	15.8%	15.7%	15.6%
Prime time	16.3%	17.1%	17.2%	16.6%	17.0%
ACASA
All day	6.0%	6.6%	7.4%	8.1%	7.7%
Prime time	6.8%	7.8%	7.7%	9.1%	8.1%
PRO CINEMA
All day	-	-	0.6%	0.8%	1.0%
Prime time	-	-	0.6%	0.7%	0.9%

Source: Peoplemeters Taylor Nelson Sofres

The PRO TV INTERNATIONAL channel is a channel that rebroadcasts PRO TV and ACASA programs to cable and satellite operators in North America, Europe and in Israel, using the existing PRO TV and ACASA satellite infrastructure.

Programming

The PRO TV channel broadcasts 24 hour per day and has a programming strategy to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, police series, soap operas and game shows. More than 40% of PRO TV's programming is comprised of locally produced programming, including news and sports programs as well as Dancing For A Dream and La Bloc (In the Apartment Block). Dancing For A Dream and La Bloc were among the top-rated shows in 2006.

The PRO TV channel has secured exclusive broadcast rights in Romania to a variety of popular American and European programs and films produced by such companies as Warner Bros. and DreamWorks/Paramount. The PRO TV channel also licenses foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs. All foreign language programs and films are subtitled in Romanian.

In 2006, Pro TV was required to comply with several restrictions on programming including that 30% of all material be locally produced. Future requirements will include new regulations on the origin of programming arising from Romania’s entry into the European Union, including requirements that 50% of all programming be of European origin and that 10% of all programming be supplied by independent European producers. The Media Law stipulates that compliance with these and similar provisions are not required prior to January 1, 2008.

The ACASA channel broadcasts 24 hours per day and targets a female audience with programming including telenovellas, films and soap operas as well as news, daily local productions for women and family, talk shows and entertainment. ACASA's audience demographics are complementary to PRO TV's, providing an attractive advertising platform for advertisers across our group of channels. Approximately 31% of ACASA’s programming is locally produced, including Iubire ca in filme (Movie like Romance), Povestiri Adevarate (True Stories) and Daria, iubirea mea (Daria, my Love). Lacrimi de iubire (Tears of Love), also locally produced ,was one of the top-rated shows in 2006.

PRO CINEMA broadcasts 24 hours per day and is focused on movies, series and documentaries that would not attract sufficient audiences to air them on PRO TV but are still popular among the educated, upwardly mobile urban population which is an attractive advertising target group.

Advertising

Our Romania operations derive revenues principally from the sale of commercial advertising time on the PRO TV, ACASA and PRO CINEMA channels, sold both through independent agencies and media buying groups. The PRO TV channel currently serves approximately 200 advertisers, including multinational companies such as Unilever, L’Oreal, Nestle, Procter & Gamble, Danone and Coca Cola. Our top ten advertising clients contributed approximately 31% to our total advertising revenues in Romania in 2006.

Within the Romanian advertising market, television accounts for approximately 60% of total advertising spending. Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not more then 15% of their daily broadcast time, and an additional 5% of daily broadcast time may be used for direct sales advertising. The public broadcaster, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for 8 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both public and privately owned broadcasters. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of PRO TV are prohibited from appearing in advertisements.

Competition

Prior to the launch of the PRO TV channel, TVR 1, a channel of the public broadcaster, was the dominant channel in Romania. During 2006, PRO TV and ACASA achieved national all day audience shares of 15.6% and 7.7% respectively, ranking them second and fourth in national all day audience share. PRO CINEMA achieved an audience share of 1% during 2006. TVR 1’s continued leading national position reflects its higher technical reach, to approximately 99% of the Romanian population, including areas in which it is the only significant broadcaster, compared to a 82% technical reach for PRO TV and 73% for ACASA (as a cable channel based on relevant cable penetration). Within our coverage area, PRO TV is first and ACASA is third in terms of all day audience share for 2006. Other competitors include the second channel of the public broadcaster, TVR 2, and privately owned broadcasters Antena 1 and Prima TV.

The chart below provides a comparison of our audience share and technical reach to our main competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2006)	Technical reach

TVR 1	Public Television	1956	Terrestrial / satellite / cable	16.8%	99%
PRO TV	CME	1995	Terrestrial / satellite / cable	15.6%	82%
Antena 1	Local owner	1993	Terrestrial / satellite / cable	13.4%	82%
ACASA	CME	1998	Satellite / cable	7.7%	73%
TVR 2	Public Television	1968	Terrestrial / satellite / cable	5.3%	94%
Prima TV	SBS	1994	Terrestrial / satellite / cable	4.2%	79%
PRO CINEMA	CME	2004	Satellite / cable	1.0%	53%
Others				36.0%
				100.0%

Source : Peoplemeters Taylor Nelson Sofres

Additional competitors include cable and satellite stations.

Regulation and License Renewal

PRO TV, ACASA and PRO CINEMA operate pursuant to licenses and regulations issued by the Romanian Media Council. Pro TV holds all of the local television licenses for the PRO TV channel, the licenses for the PRO TV INTERNATIONAL channel and the cable broadcasting licenses for ACASA and PRO CINEMA. To date, licenses have been renewed as they expire. The terrestrial television license for Bucharest was renewed in October 2003 for a further nine years. The remaining broadcasting licenses expire on dates ranging from March 2007 to January 2016.

Ownership

We own a 90% voting and economic interest in Pro TV; Adrian Sarbu, the general director of our Romania operations, owns the remaining 10% voting and economic interests of Pro TV. During 2006 we increased our voting and economic interest from 85% to 90% following the sale by Adrian Sarbu of a 5% interest on February 17, 2006 (for further information, see Item 8, Note 4, “Acquisitions and Disposals, Romania”).

Our interest in our Romania operations is generally governed by a Co-operation Agreement entered into by Adrian Sarbu and ourselves. The articles of Pro TV replicate the governing bodies and minority shareholder protective rights that exist in the Co-operation Agreement. We have the right to appoint three of the five members of the Council of Administration that directs the affairs of Pro TV and MPI. Although we have majority voting power in Pro TV and MPI, the affirmative vote of Adrian Sarbu is required with respect to certain financial and corporate matters. The financial and corporate matters which require approval of the minority shareholder are in the nature of protective rights, which are not an impediment to consolidation for accounting purposes.

We have a 75% voting and economic interest in Media Vision. The remainder is owned by Adrian Sarbu.

We also have a put option agreement with Adrian Sarbu that grants him the right to sell us his remaining interest in Pro TV and MPI from November 12, 2009 for a twenty-year period thereafter.

Media Pro

On August 11, 2006, we acquired a 10.0% interest in each of Media Pro B.V. and Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Adrian Sarbu. Media Pro comprises a number of Romanian companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio (for further information, see Item 8, Note 6, “Investments”).

TV Sport

On December 14, 2006, we acquired a 20.0% interest in Sport Radio TV Media S.R.L. (“TV Sport”), a male sports-oriented channel focusing on local and international football, international boxing and a number of local Romanian sports. On February 20, 2007 we acquired control of TV Sport by acquiring an additional 50.0% interest and agreed to acquire the remaining 30.0% in March 2007, subject to Media Council consent. For further information, see Item 8, Note 6, “Investments” and Item 8, Note 23, “Subsequent Events”.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of approximately 5.4 million people. Per capita GDP is estimated to be US$ 10,231 in 2006 with a GDP growth rate of 7.9% in 2006. Approximately 99% of households have television and cable penetration is 39%. According to our estimates, in local currency the Slovak Republic television advertising market grew by approximately 5 - 7% in 2006 and was worth approximately US$ 105 - 115 million.

In the Slovak Republic, we operate one national television channel, MARKIZA TV. The two other significant national broadcasters are the public broadcaster STV, operating two channels, and privately owned broadcaster TV JOJ.

Operating and License Companies

Markiza holds the television broadcast license for MARKIZA TV. Markiza and our operating company, STS, had entered into a series of agreements pursuant to which STS was permitted to conduct certain television broadcast operations for MARKIZA TV in accordance with the license. Effective January 1, 2007, STS merged into Markiza to form a combined operating and license company.

Operations

MARKIZA TV was launched as a national television channel in the Slovak Republic in August 1996. The MARKIZA TV channel reaches approximately 86% of the Slovak Republic's population, including all of its major cities. The MARKIZA TV channel had an average national all day audience share for 2006 of 33.8% versus 18.4% for its nearest competitor, STV 1. In October 2004, the journal method of measuring audience share and ratings was replaced with peoplemeters (an electronic audience measurement device). The introduction of peoplemeters has resulted in lower audience share and ratings being recorded for all national broadcasters (see Item 7, “Analysis of Segment Results, Slovak Republic”). Since the introduction of peoplemeters, the national all day audience share of MARKIZA TV has fallen from 40% to 34%.

The chart below summarizes national all day and prime time audience share figures for MARKIZA TV:

	2002	2003	2004	2005	2006

All day	48.2%	45.8%	39.6%	31.1%	33.8%
Prime time	47.4%	45.5%	40.0%	32.8%	35.9%

Source: TNS

Programming

The MARKIZA TV channel broadcasts 24 hours per day and has a programming strategy to appeal to a broad audience through news, movies, entertainment and sports programming, with specific groups targeted in off-peak broadcasting hours. Approximately 31% of MARKIZA TV programming is locally produced, including Televizne noviny (TV News), Sportove noviny (Sports News), Let’s dance, Susedia (Neighbors), Nevesta pre milionara (Bachelor). Televizne noviny is consistently the top-ranked show in the Slovak Republic. Let’s dance and Susedia were also among the most popular shows in 2006.

MARKIZA TV channel has secured exclusive broadcast rights to a variety of popular American and European series, films and telenovellas produced by major international studios including Warner Bros, NBC Universal, CBS Paramount, Dreamworks/Paramount, Grandview-Castle, and Buena Vista. All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language. Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on the MARKIZA TV channel.

Markiza is required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that a minimum of 10% of programming be public interest programming (which includes news and topical shows), that a minimum of 51% of first runs of films and series be European production, and that no more than 20% of foreign programming be dubbed in the Czech language.

Advertising

The MARKIZA TV channel derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as T-Com / T-Mobile, Orange, Benckiser, Procter & Gamble, L’Oreal, Unilever, Nestle and Ferrero, though no one advertiser dominates the market. Our top ten advertisers contributed approximately 33% to our total advertising revenues in the Slovak Republic in 2006.

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

Competition

In addition to MARKIZA TV, the Slovak Republic is served by two national public television stations, STV1 and STV2, which dominated the ratings until the MARKIZA TV channel began broadcasting in 1996. STV1 reaches almost the entire Slovak population. MARKIZA TV also competes with the privately owned broadcaster TV JOJ.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2006)	Technical reach

MARKIZA TV	CME	1996	Terrestrial	33.8%	86%
STV 1	Public Television	1956	Terrestrial	18.4%	99%
TV JOJ	Local owner	2002	Terrestrial	15.6%	73%
STV 2	Public Television	1969	Terrestrial	6.2%	97%
Others				26.0%
				100.0%

Source : Informa Telecoms and Media, Visio / MVK, PMT / TNS SK and CME

The MARKIZA TV channel also competes with additional foreign terrestrial television stations located in Austria, the Czech Republic and Hungary, where originating signals reach the Slovak Republic, and foreign satellite stations.

Regulation and License Renewal

MARKIZA TV’s broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council pursuant to the Act on Broadcasting and Retransmission.

The current broadcasting license for MARKIZA TV expires in September 2019.

Ownership

On January 23, 2006, we acquired control of our Slovak Republic operations and increased our economic interest from 70% to 80%. Following the merger of STS into Markiza on January 1, 2007, we now own an 80.0% voting and economic interest in Markiza (see Item 7, “Analysis by Geographic Segment, Slovak Republic”).

We appoint three of the five members of the Board of Representatives, with the other two members being appointed by our partners. All significant financial and operational decisions of the Board of Representatives require a simple majority vote. Three executives, two of whom are appointed by us, conduct the affairs of Markiza.

SLOVENIA

General

Slovenia is a parliamentary democracy with a population of 2.0 million people. Per capita GDP is estimated to be US$ 18,342 in 2006, the highest per capita GDP in Central and Eastern Europe, with a GDP growth rate of 5.0% for 2006. Approximately 99% of Slovenian households have television and cable penetration is approximately 61%. According to our estimates, in local currency the Slovenian television advertising market grew by approximately 6 - 8% during 2006 and was worth approximately US$ 65 - 75 million.

In Slovenia, we operate two national television channels, POP TV and KANAL A. The other significant national broadcasters are the public broadcaster, operating as SLO 1 and SLO 2.

Operating and License Companies

Pro Plus provides programming to and sells advertising for the broadcast license holders of Pop TV and Kanal A. Pop TV holds all of the licenses for the POP TV channel and Kanal A holds all the licenses for the KANAL A channel.

Operations

POP TV and KANAL A

The POP TV channel is the leading national commercial television broadcaster in Slovenia and reaches approximately 93% of the population, including the capital Ljubljana and Maribor, Slovenia's second largest city. In 2006, the POP TV channel had a national all day audience share of 28.7% the largest in Slovenia.

The KANAL A channel reaches 90% of the population, including Ljubljana and Maribor. Independent research shows that among main television stations in 2006, the KANAL A channel had an all day audience share of 9.0% making it the third most watched television channel in Slovenia.

The chart below summarizes the national all day and prime time audience share figures for POP TV and KANAL A:

	2002	2003	2004	2005	2006

POP TV
All day	29.2%	29.5%	27.6%	27.3%	28.7%
Prime time	32.3%	34.0%	31.9%	32.2%	34.3%
KANAL A
All day	11.0%	10.2%	8.3%	8.5%	9.0%
Prime time	11.0%	10.9%	9.4%	9.8%	9.9%

Source: AGB Nielsen Media Research

Programming

POP TV broadcasts 18 hours per day and has a programming strategy to appeal to a broad audience through a wide variety of programming including series, movies, news, variety and game shows and features. Approximately 33% of programming is locally produced, including Preverjeno! (Confirmed!), Trenja (Friction), the local series Nasa Mala Klinika (Our Little Clinic) and the reality show The Bar. KANAL A broadcasts for 16 hours per day and has a programming strategy to complement that of the POP TV channel with a mixture of locally produced programs such as Extra Magazine and E+ and acquired foreign programs, including films and series.

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

Pop TV and Kanal A are required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 pm and 10:00 pm. Two percent of the station's annual broadcast time must be Slovenian origin audio-visual works and this amount must increase each year until it reaches five percent of annual broadcast time. In the future a majority, increased from the current 20%, of the station's annual broadcast time will be required to be European origin programming. Furthermore, 10% of the station’s annual broadcast time should be devoted to programs made by European producers who are independent of broadcasters, and 50% of such works should have been produced in the last five years.

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on the POP TV and KANAL A channels. Current multinational advertisers include firms such as Reckitt Benckiser, Procter & Gamble, Mobitel, L’Oreal, Wrigley, Henkel and Beiersdorf, although no advertiser dominates the market. Our top ten advertisers contributed approximately 33% to our total advertising revenues in Slovenia in 2006.

Within the Slovenian advertising market, television accounts for approximately 57% of total advertising spending. In addition, the POP TV and KANAL A channels compete for revenues with other media, such as print, radio, outdoor advertising, the internet and direct mail.

Privately owned broadcasters are allowed to broadcast advertising for up to 12 minutes in any hour and for up to 20% of daily broadcasting time (with 15% for advertisements only). The public broadcaster, which is also financed through a compulsory television license fee, is allowed to broadcast advertising for up to 12 minutes per hour and for up to 15% of daily broadcasting time (with 10% for advertisements only), but is only permitted up to 9 minutes per hour between the hours of 6.00pm and 11.00pm.

There are restrictions on the frequency of advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7.00 am to 9.30 pm and generally for alcoholic beverages with an alcoholic content of more than 15%.

Competition

Prior to the launch of POP TV, the television market in Slovenia had been dominated by SLO 1, a channel of the public broadcaster.

The chart below provides a comparison of our audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2006)	Technical reach

POP TV	CME	1995	Terrestrial / cable	28.7%	93%
SLO 1	Public Television	1958	Terrestrial / satellite / cable	23.1%	100%
SLO 2	Public Television	1967	Terrestrial / satellite / cable	8.9%	99%
KANAL A	CME	1991	Terrestrial / cable	9.0%	90%
Others				30.3%
				100.0%

Source : Media Services AGB and CME Research

The POP TV and KANAL A channels also compete with foreign television stations, particularly Croatian, Italian, German and Austrian stations. Cable penetration is 61%, which is greater than many other countries in Central and Eastern Europe, and approximately 18% of households have satellite television.

Regulation and License Renewal

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

Ownership

We own 100% of the voting and economic interests in Pro Plus, the operating company for our Slovenia operations. Pro Plus has a 100% voting and economic interest in Pop TV, which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network. All such licenses expire in August 2012.

UKRAINE

General

Ukraine, the most populous market served by us, is a parliamentary democracy with a population of 46.7 million people. Per capita GDP is estimated to be US$ 2,027 in 2006, the lowest of all our markets, with a GDP growth rate in 2006 of 6.0%. Nearly 100% of Ukrainian households have television and cable penetration is approximately 19%. According to our estimates, the Ukrainian television advertising market grew by approximately 25 - 30% in 2006 and was worth approximately US$ 240 - 250 million.

In Ukraine, we operate one national television channel, STUDIO 1+1, and two local channels, KINO and CITI. The other five significant national broadcasters are the public broadcaster UT-1 as well as privately owned broadcasters Inter, Novy Kanal, ICTV and STB.

Operating and License Companies

The Studio 1+1 Group is comprised of several entities involved in the broadcasting operations of Studio 1+1, the license company. Innova and TV Media Planet provide programming and production services to Studio 1+1. The sale of Studio 1+1’s advertising has been outsourced to Video International Group, a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest. CME Cyprus Holdings provides programming to KINO and CITI.

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns (i) 92.2% of Gravis LLC, which now operates the local channels, KINO (which replaced CHANNEL 7) and CITI (which replaced CHANNEL 35); (ii) 100% of Nart LLC, which holds a satellite broadcasting license; and (iii) 75% of Stimul LLC, which operates TV STIMUL. In July 2006, we launched a new entertainment channel, KINO, targeted at a younger demographic with coverage in Kiev and several regions in Ukraine, and in December 2006, we launched a new youth-oriented channel in Kiev, CITI, on the frequencies we acquired.

Operations

STUDIO 1+1

The STUDIO 1+1 channel broadcasts programming and sells advertising under two licenses granted to it by the National Council for Radio and Television Broadcasting on Ukrainian National Frequency Two (“UT-2”) and reaches approximately 98% of Ukraine's population. The STUDIO 1+1 channel began broadcasting on UT-2 in 1995 under a license permitting 15 hours of broadcasting per day, primarily in prime time and off prime time. In July 2004, the station was awarded a second license allowing it to broadcast for the remaining nine hours not covered by the station's 15-hour license. STUDIO 1+1 has been broadcasting a full 24-hour schedule since early September 2004. The STUDIO 1+1 channel had a national all day audience share of 18.3% in 2006 and a 23.1% prime time audience share.

The chart below summarizes the national all day and prime time audience share figures for STUDIO 1+1:

	2002	2003	2004	2005	2006

All day	22.2%	19.1%	20.9%	20.0%	18.3%
Prime time	27.4%	25.8%	26.9%	22.2%	23.1%

Source: GFK USM

Both the KINO and CITI channels broadcast programming and sell advertising. The KINO channel holds licenses covering 8 cities for terrestrial broadcasting and a satellite license. The KINO channel was relaunched in July 2006, across a network of regional stations and cable operators, through which it reaches approximately 41.3% of the population. The KINO channel broadcasts for 24 hours per day. The CITI channel broadcasts to the city of Kiev and the Kiev region for 24 hours per day.

Programming

STUDIO 1+1 has a programming strategy to appeal to a broad audience through a wide variety of programming, including series (popular Russian police and action series in particular), movies and locally produced Ukrainian shows, features and news. In 2006, approximately 45% of programming for prime-time broadcasting hours were either in-house or out-sourced Ukranian production, which consists primarily of news broadcasts and news related programs, entertainment shows and TV series of various genres.

The Studio 1+1 Group has secured exclusive territorial or local language broadcast rights in Ukraine to a variety of successful high quality Russian, American and Western European programs and films from many of the major studios, including Warner Bros., Paramount, Universal and Columbia. Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming. Most non-Ukrainian language programs and films (including those in the Russian language) are dubbed or subtitled in Ukrainian.

KINO is a youth-orientated channel which has a programming strategy designed to attract a target demographic of 14-35. It offers feature films, series, animation and other entertainment programming, much of which is acquired from Western sources.

CITI, which targets the inhabitants of Kiev in the 18-50 age group, broadcasts mainly own-produced shows, may of which are live. This includes local news, and programs on Kiev culture, business and community.

Studio 1+1, KINO and CITI are required to comply with certain restrictions on programming, including regulations on the origin of programming. These include the requirement that 75% of all programming must be in the Ukrainian language, dubbed or have Ukranian subtitles.

In March 2006, amendments to the Ukrainian Media Law came into force, including modifications to the regulations on the origin of programming which now require that at least 50% of programming broadcast by Studio 1+1, KINO and CITI be of Ukrainian origin.

Advertising

Within the Ukranian advertising market, television accounts for approximately 53% of total advertising spending. STUDIO 1+1, KINO and CITI also compete for advertising revenues with other media, such as print, radio, outdoor advertising and direct mail.

The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies. Video International sells advertising for the Studio 1+1 Group. Advertisers include large multinational firms such as Procter & Gamble, Kraft Foods, Unilever, Samsung, Mars, Sony, L’Oreal, Nestle and Baltic Beverage Holding. STUDIO 1+1 top ten advertising clients contributed approximately 42% to STUDIO 1+1’s total advertising revenues in 2006.

KINO and CITI derived approximately half of their revenues from the sale of commercial advertising time. KINO targets smaller national advertisers and CITI aims to attract Kiev-based clients.

Within the Ukrainian advertising market, television accounts for approximately 53% of total advertising spending. STUDIO 1+1 also competes for advertising revenues with other media, such as print, radio, outdoor advertising and direct mail.

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

Competition

Three national television channels serve Ukraine: the public broadcaster UT-1, STUDIO 1+1, and Inter, another privately owned broadcaster. In addition, ICTV, STB and Novy Kanal, which are all privately owned broadcasters, have used a series of regional frequencies to establish national networks. Inter is the main competitor of STUDIO 1+1.

The chart below provides a comparison of STUDIO 1+1’s audience share and technical reach to our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2006)	Technical reach

Inter	Local owners	1996	Terrestrial / satellite / cable	20.4%	99%
STUDIO 1+1	CME	1995	Terrestrial / satellite / cable	18.3%	95%
Novy Kanal	Local owners	1998	Terrestrial	8.4%	88%
ICTV	Local owners	1992	Terrestrial	7.3%	90%
STB	Local owners	1997	Terrestrial	6.0%	89%
UT-1	Public Television	1965	Terrestrial / cable	2.1%	96%
Others				37.5%
				100.0%

Source : GFK USM and CME Research

KINO and CITI, both of which target a youthful market have as their main competitors ICTV, TONIS and NTN. KINO has a technical reach of approximately 41.3% of the Ukraine population and since being launched in July 2006 has achieved a national 14 - 49 prime time audience share of 0.33%, and an average share in the Kiev region of 1.87%. CITI, broadcasting to the city of Kiev and the Kiev region, has a technical reach of 11.7% of the Ukraine population. CITI began broadcasting in December 2006 and in that month achieved an average 14 - 49 prime time audience share in the Kiev region of 1.77%.

License Renewal

Licenses in Ukraine are renewed by the National Council for Radio and Television Broadcasting in accordance with the terms of the 1993 Media Law, as amended in March 2006. On December 29, 2006, the Ukrainian Media Council issued a new license to Studio 1+1 that extends its main 15-hour broadcast license, covering prime time and off prime time, until December 29, 2016. The remaining nine hours of Studio 1+1’s off prime time schedule are broadcast pursuant to a 10-year broadcast license expiring in August 2014.

Ownership

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests. We hold a 60% ownership and economic interest in each of Innova, IMS and TV Media Planet. Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% interest in Studio 1+1.

Our indirect ownership interest in Studio 1+1 is 18%. On December 30, 2004, we entered into an additional agreement with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1, which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our voting and economic interest in Studio 1+1 to 60%. Following amendments to the Ukrainian Media Law in March 2006 that permit majority indirect foreign ownership, our partners entered into agreements with us to restructure the ownership of Studio 1+1 in order to permit CME to hold a 60% indirect interest in Studio 1+1 (see Item 3, “Legal Proceedings, Ukraine”).

CORPORATE OPERATIONS

In addition to group management and corporate administration, our central organization provides oversight and support to our television operations. The functions include treasury, internal audit, financial planning and analysis, financial control and legal services.

SEASONALITY

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year. See Item 6, “Selected Financial Data” for further discussion.

EMPLOYEES

As of February 20, 2007, our operating companies had a total of approximately 3,300 employees (including freelance staff and contractors) and we had a corporate staff of 47 employees in London and Amsterdam. None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Item 8, Note 19, “Segment Data”.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Forward-looking Statements” in Item 1. Our actual results in the future could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

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

The relative level of development of our markets and the influence of local parties also presents a potential for biased treatment of us before regulators or courts in our markets in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to loss of our business operations, as occurred in the Czech Republic in 1999. We are involved in certain disputes with some of the former shareholders of our Croatia operations and some of these shareholders may also challenge a restructuring that we have undertaken in response to a request from the Croatian Media Council. The ability of certain of these shareholders to exert influence on local institutions may create a potential for biased treatment of us. An adverse outcome in the Global Communications lawsuit (see Item 3, “Legal Proceedings, Croatia”) or a successful challenge to the restructuring could have an adverse impact on our financial position, results of operations and cash flows.

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

Our current broadcasting licenses expire at various times between 2007 and 2017. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

We do not have management control of our affiliate in Ukraine

We own our operations in Ukraine jointly with our partners through subsidiaries and affiliates. In Studio 1+1, we hold only an indirect 18% ownership interest. As a result, we do not have an ownership interest that is sufficient to allow us to assert management control or unilaterally direct the strategies, operations and financial decisions of this company. Therefore, our ability to implement all financial reporting and management processes that exist in our other operations requires the active cooperation of our partners. Their consent is also required for decisions affecting the acquisition of programming, investment in production, retention and dismissal of key employees as well as other operational issues, including ensuring compliance with relevant tax and other obligations of Studio 1+1. Our inability to obtain any required consent may result in Studio 1+1 being in breach of such tax or other obligations or may result in decisions being adopted that do not fully reflect our strategic objectives, which may have an adverse impact on our financial position, results of operations and cashflows.

We may not be aware of all related party transactions; such transactions may involve risks of conflicts of interest and of concluding transactions on less favorable terms than could be obtained in arms length transactions

In Romania, the Slovak Republic and Ukraine, the local shareholders and/or general directors of our television operating companies are individuals with other business interests in those countries, including interests in television and other media related companies. Our local operating companies’ transactions with the businesses, whether or not we are aware that our local shareholders and general directors have an interest therein, may present conflicts of interests that may in turn result in the conclusion of transactions on terms that are not arms length. Experience has shown that some related party receivables have been collected more slowly than unrelated third party receivables, which has resulted in slower cash flow to our operating companies to the detriment of our shareholders. It is likely that our subsidiaries will continue to enter into related party transactions in the future. As a result, there is a risk that related party transactions may be entered into on terms that are not arms length, which may result in a negative impact on earnings or cash flows. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes and the EBRD Loan Agreement.

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

We may seek to make acquisitions of other stations, networks, content providers or other companies in the future, or may fail to identify suitable targets, acquire them on acceptable terms or successfully integrate them

Our business and operations continue to experience rapid growth, including through acquisition. The acquisition and integration of new businesses pose significant risks to our existing operations, including:

•	Additional demands placed on our senior management, who are also responsible for managing our existing operations;
•	Increased overall operating complexity of our business, requiring greater personnel and other resources;
•	Difficulties of expanding beyond our core expertise, in the event that we acquire content providers or other ancillary businesses;
•	Significant initial cash expenditures to acquire and integrate new businesses; and
•	In the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under our Senior Notes and the EBRD Loan Agreement.

To effectively manage our growth and achieve pre-acquisition performance objectives, we will need to integrate any new acquisitions, implement financial and management controls and produce required financial statements in those operations. The integration of new businesses may also be difficult for a variety of reasons, including differing cultures or management styles, poor internal controls and an inability to establish control over cash flows. If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.
Our operating results depend on our ability to generate advertising sales generally and, in the Czech Republic, to implement our advertising sales strategy

We generate almost all of our revenues from the sale of advertising airtime on our television channels. Our advertising revenues in general depend on the pricing of our advertising time as well as other factors, including television viewing levels, changes in audience preferences, our stations’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and other media operators, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics. Advertisers generally use gross ratings points to measure television viewing levels. Our ability to generate gross ratings points depends on our offering programming which appeals to our target audiences, responding to technological developments in media, competing effectively with other broadcasters seeking to attract similar audiences and managing the impact of any seasonal trends.

In the Czech Republic we are continuing to implement an advertising sales strategy adopted during the first quarter of 2006 to capture market growth through a more sophisticated pricing policy (see Item 7, “Analysis of Segment Results, Czech Republic”). There can be no assurance that we will be successful in fully implementing this advertising sales strategy in the Czech Republic or to respond successfully to changes in other factors affecting advertising sales generally in order to maintain and increase our advertising sales. Any decline in advertising sales due to a failure to respond to such changes or to successfully implement the advertising sales strategies, particularly in the Czech Republic, could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our operating results are dependent on general economic conditions

The results of our operations rely heavily on advertising revenue and demand for advertising is affected by prevailing general economic conditions. Adverse economic conditions generally and downturns in the economies of our operating countries specifically are likely to negatively impact the advertising industries in those countries and, consequently, the results of our operations. In addition, disasters, acts of terrorism, civil or military conflicts or general political uncertainty may create economic uncertainty that reduces advertising spending. Although recently there has been growth in the economies of our operating countries, there can be no assurance that this trend will continue or that any such improvement in general economic conditions will generate increased advertising revenue for our group. Global and local downturns in the general economic environment may cause our customers to reduce the amounts they spend on advertising, which could result in a decrease in demand for our advertising airtime. This would adversely affect our business, financial condition, results of operations and cash flow.

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire programming content that is attractive to our audiences

Television programming is one of the most significant components of our operating costs. The commercial success of our channels depends substantially on our ability to develop, produce or acquire syndicated television programming content that matches audience tastes, attracts high audience shares and generates advertising revenues. Our programming costs or requirements may increase in response to increased competition from existing and new television broadcasting channels for such programming or related talent. The costs of acquiring programming content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of such competition. In addition, our expenditure in respect of locally produced programming content may increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform. In the event any such programming does not attract adequate audience share, it may be necessary to write down the value of such programming. Any such increase in programming costs or write-downs could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our operations are subject to significant changes in technology that could adversely affect our business

Countries in which we have operations have plans to migrate from analogue terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans with differing time frames and regulatory regimes. The specific timing and approach to implementing such plans to be employed in our markets is not fully known and we cannot predict the timing or effect of such migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast if such additional rights or licenses should be required under any relevant regulatory regime. We may be required to commit substantial financial and other resources to the implementation of new technologies. We may be required to make substantial additional capital investment in order to implement digital terrestrial broadcasting and the use of alternative distribution systems may require us to acquire additional distribution and content rights. In light of our increased leverage position following the issuance of the Senior Notes, we may not have access to resources sufficient to make such investments.

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

Risks Relating to our Financial Position

Our increased debt service obligations following the issuance of the Senior Notes may adversely affect our business

Our leverage has been significantly increased with the issuance of EUR 370.0 million (US$ 487.3 million at December 31, 2006) fixed and floating Senior Notes (see Item 8, Note 7 “Senior Notes”) in connection with the acquisition of the TV Nova (Czech Republic) group. As a result, we have significant debt service obligations and we are restricted in the manner in which our business is conducted. We anticipate that our high leverage will continue for the foreseeable future. Our high leverage could have important consequences to our business and results of operations, including but not limited to the following: our vulnerability to a downturn in our business or economic and industry conditions has increased; our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements has been limited. We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage; a substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes; and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate has been limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment. Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate. If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to competitive pressures or other unanticipated developments, we may need to obtain additional financing. Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements. Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock. In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indenture pursuant to which our Senior Notes were issued or pursuant to the terms of the EBRD Loan Agreement (see Item 8, Note 7, “Senior Notes”, and 13 “Credit Facilities and Obligations Under Capital Leases”). Furthermore, such financings may not be available on acceptable terms, or may be subject to limits on the incurrence of indebtedness under the Indenture.

Under the Senior Notes and the EBRD Loan Agreement, we have pledged shares in our subsidiaries that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business

Pursuant to the terms of our Indenture and the EBRD Loan Agreement, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, STS (Markiza), Pro Plus and Studio 1+1. If we were to default on the Indenture or the EBRD Loan Agreement, the Indenture trustee or the EBRD would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under the Indenture or the EBRD Loan Agreement.

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

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the US dollar but a significant portion of our consolidated revenues and costs, including programming rights expenses and interest on debt, are in other currencies. Furthermore, the functional currency of our operations in Romania and Ukraine is the US dollar. This is subject to annual review and new circumstances that may be identified during these annual reviews may result in use of functional currencies in these markets that differ from our reporting currency. In addition, our Senior Notes are denominated in Euros. We have not attempted to hedge the Senior Notes; we have in the past and may therefore in the future continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in a negative impact on our results of operations.

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

Risks Relating to Enforcement Rights

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

Risks Relating to Our Common Stock

CME Holdco L.P. is in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

CME Holdco L.P. owns all our outstanding shares of Class B Common Stock, each of which carries 10 votes per share. Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and, subject to certain limitations described below, is entitled to vote those shares on behalf of CME Holdco L.P. The shares over which Ronald Lauder has voting power represent 64.8% of the aggregate voting power of our Common Stock. On September 1, 2006, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, acquired 49.7% of CME Holdco L.P. Under the terms of the limited partnership agreement of CME Holdco L.P., Adele (Guernsey) L.P. has certain consent rights in respect of the voting and disposition of the shares of Class B Common Stock. CME Holdco L.P. is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors, including two recommended by Adele (Guernsey) L.P., and transactions involving a change of control. The interests of CME Holdco L.P. may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as CME Holdco L.P. retains voting control.

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

Our share price may be adversely affected by potential future issuances and sales of our shares

As at December 31, 2006, we have a total of 1.2 million options to purchase Class A Common Stock outstanding and 0.1 million options to purchase Class B Common Stock outstanding. An affiliate of PPF holds 3,500,000 unregistered shares of Class A Common Stock and has the right to demand a registration of up to 100% of such shares in May 2007. We cannot predict what effect, if any, the issuance of shares underlying options, the registration of such unregistered shares or any future sales of our shares will have on the market price of our shares. However, if more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

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

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered Office, Corporate
Amsterdam, Netherlands	Leased office	Corporate Office, Corporate
London, United Kingdom	Leased office	Administrative Center, Corporate
Zagreb, Croatia	Owned and leased buildings	Office and studio space, NOVA TV (Croatia)
Prague, Czech Republic	Owned buildings and leased buildings	Office and studio space, TV NOVA (Czech Republic)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space, PRO TV
Bratislava, Slovak Republic	Owned buildings	Office and studio space, MARKIZA TV
Ljubljana, Slovenia	Owned buildings and leased buildings	Office and studio space, POP TV and KANAL A
Kiev, Ukraine	Owned and leased buildings	Office space, STUDIO 1+1. Office and studio space, KINO, CITI
Kirovograd, Ukraine	Leased buildings	Office and studio space, KINO, CITI
Surrounding suburbs of Kiev, Ukraine	Leased offices	Studio space, STUDIO 1+1
Zug, Switzerland	Leased office	Office space, IMS

For further information on using our cash resources to fund these facility-related costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7.

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

Croatia

Global Communications Disputes

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.5 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Ivan Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”). Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 12.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We have also appealed this decision.

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party. Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit). Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 105.1 million). Given that the resolution of the issues posed by this lawsuit constitutes a preliminary question on which appellate review of the two lawsuits previously mentioned above should depend, we have requested suspension of those two reviews until this question has been finally adjudicated.

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o. (a company wholly-owned by Ivan Caleta), Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we continue to dispute this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We have appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court and we continue to challenge the validity of the power of attorney purportedly issued by Richard Anthony Sheldon (a resident of the United Kingdom) to legal counsel representing the other plaintiffs.

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK. Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006. On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. We have appealed this decision. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we do not expect our Croatia operations to suffer any significant loss or disruption as a consequence of these actions.

Czech Republic

Antimonopoly Office

The investigation of the Office for the Protection of Economic Competition of the Czech Republic was terminated in December 2006, and CET 21 received written confirmation from the Office that TV Nova’s current sales contracts and conditions of advertising are in compliance with Czech antimonopoly legislation.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V. In her claim against MMTV, Zdenka Meglic is seeking an amount equal to SIT 190 million (approximately US$ 1.0 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29 million (approximately US$ 0.2 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay SIT 190 million (approximately US$ 1.0 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. We do not believe that Zdenka Meglic will prevail and will continue to defend the claim.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 11, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Igor Kolomoisky is attempting to enforce what he alleges was a binding oral agreement with Alexander Rodnyansky to purchase the latter’s 70% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Igor Kolomoisky on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Igor Kolomoisky, Alexander Rodnyansky and Boris Fuchsmann for the acquisition by Igor Kolomoisky of the totality of interests in the Studio 1+1 Group held by Alexander Rodnyansky and Boris Fuchsmann, subject to Igor Kolomoisky assuming all of their obligations under our existing partnership arrangements. On August 16, 2006, the district court in Kiev ruled in favor of Igor Kolomoisky and found that he is entitled to the 70% interest in Studio 1+1 held by Alexander Rodnyansky. Our Ukrainian affiliate Intermedia and Alexander Rodnyansky filed appeals against this decision.

At a hearing on October 31, 2006, the appellate court overturned the decision of the court of first instance and denied Igor Kolomoisky’s claim that he is entitled to a 70% interest in Studio 1+1 held by Alexander Rodnyansky. On November 3, 2006, Igor Kolomoisky filed an appeal with the Supreme Court of Ukraine, the highest court in Ukraine. At a hearing on February 28, 2007, the Supreme Court rejected this appeal. As a result, Igor Kolomoisky no longer has a basis for claiming this ownership right in Studio 1+1 on the same grounds.

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

Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Igor Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Igor Kolomoisky against Alexander Rodnyansky, the state registrar in the district administration in Kiev where such charter amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1. Our partners are no longer seeking to enforce the injunction filed at their initiative; we expect that this injunction will be removed once the case file in this matter has been transferred to the appellate court and the appeal filed by Igor Kolomoisky in respect of this injunction has been scheduled.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Common Stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol “CETV”.

On February 20, 2007 the last reported sales price for the Class A Common Stock was US$ 86.00.

The following table sets forth the high and low sales prices for the Class A Common Stock for each quarterly period during the last two fiscal years.

Price Period	High (US$ / Share)	Low (US$ / Share)

2006
First Quarter	71.87	56.73
Second Quarter	71.35	52.90
Third Quarter	68.47	53.62
Fourth Quarter	77.69	67.50

2005
First Quarter	56.08	34.90
Second Quarter	50.70	40.04
Third Quarter	55.79	47.10
Fourth Quarter	59.00	44.72

At February 20, 2007, there were 25 holders of record (including brokerage firms and other nominees) of the Class A Common Stock and 2 holders of record of the Class B Common Stock. There is no public market for the Class B Common Stock. Each share of Class B Common Stock has 10 votes.

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our Common Stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2006.

PERFORMANCE GRAPH

The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A Common Stock against the total cumulative total return of the Nasdaq Composite Index and the Dow Jones World Broadcasting Index between December 31, 2002 and December 31, 2006.

Value of US$ 100 invested at December 31, 2002 as of December 31, 2006:
Central European Media Enterprises Ltd.	$1,217.39
NASDAQ Composite Index	$209.62
Dow Jones World Broadcasting Index (1)	$180.85

 (1) This index includes 69 companies, all of which are non-U.S. based. Accordingly, the Company believes that the inclusion of this index is useful in understanding the stock performance of the Company compared to companies in the television broadcast and cable industry.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2006. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have derived the consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and December 31, 2005 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K, as restated under SAB 108.

	For the Years Ended December 31,

	2006	2005 (as restated) (3,4)	2004 (as restated) (4)	2003 (as restated) (4)	2002 (as restated) (4)
	(US$ 000’s, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$603,115	$400,978	$182,339	$124,978	$99,143
Operating income / (loss)	140,674	52,196	18,671	(4,410)	1,466
Net income / (loss) from continuing operations	25,287	42,835	15,938	(24,201)	(25,106)
(Loss) / income on discontinued operations (1)	(4,863)	(513)	2,524	370,213	10,922
Net income / (loss)	$20,424	$42,322	$18,462	$346,012	$(14,184)

PER SHARE DATA: (2)
Net income / (loss) per common share from:
Continuing operations - basic	$0.63	$1.24	$0.57	$(0.91)	$(0.95)
Continuing operations - diluted	0.62	1.21	0.55	(0.91)	(0.95)
Discontinued operations - basic	(0.12)	(0.01)	0.09	13.97	0.41
Discontinued operations - diluted	(0.12)	(0.01)	0.09	13.97	0.41
Net income / (loss) - basic	0.51	1.22	0.66	13.06	(0.54)
Net income / (loss) - diluted	$0.50	$1.19	$0.63	$13.06	$(0.54)
Weighted average common shares used in computing per share amounts (000’s)
Basic	40,027	34,664	27,871	26,492	26,451
Diluted	40,600	35,430	29,100	26,492	26,451

CONSOLIDATED BALANCE SHEET DATA:
Current assets	$413,616	$286,926	$265,049	$266,891	$109,558
Non-current assets	1,405,384	1,101,924	179,590	101,861	74,464
Total assets	$1,819,000	$1,388,850	$444,639	$368,752	$184,022
Current liabilities	182,961	206,961	109,745	71,116	77,156
Non-current liabilities	574,084	488,099	18,965	23,118	200,723
Minority interests	26,189	13,237	4,861	994	2,019
Shareholders’ equity / (deficit)	1,035,766	680,553	311,068	273,524	(95,876)
Total liabilities and shareholders’ equity	$1,819,000	$1,388,850	$444,639	$368,752	$184,022

(1) In 2003 we sold our 93.2% participation interest in CNTS, our former Czech Republic operating company, to PPF. Our financial statements present our former operations in the Czech Republic as discontinued operations for all periods.

(2) All per share data has been adjusted for the two-for-one stock splits which occurred on August 22, 2002, January 10, 2003 and November 5, 2003.

(3) The Consolidated Balance Sheet and Consolidated Statements of Operations reflect the effect of our acquisition of the TV NOVA (Czech Republic) group in May 2005.

(4) Our results for the years ended December 31, 2005, 2004, 2003 and 2002 have been restated to reflect the correction of certain errors relating to our historic accounting for the issuance of stock options. See Item 8, Note 2 ”Restatement”.

The restatement above had the impact on our previously presented financial information as set out below. All amounts are in US$ 000’s except per share data:

	As reported previously	Adjustment	As restated

Balance Sheet (as of December 31, 2002)
Additional paid-in capital at December 31, 2002	$359,342	$6,939	$366,281
Accumulated deficit at December 31, 2002	(452, 011)	(6,939)	(458,950)

Balance Sheet (as of December 31, 2003)
Additional paid-in capital at December 31, 2003	$372,662	$6,939	$379,601
Accumulated deficit at December 31, 2003	(105,999)	(6,939)	(112,938)

Balance Sheet (as of December 31, 2004)
Additional paid-in capital at December 31, 2004	$387,305	$7,008	$394,313
Retained deficit at December 31, 2004	(87,468)	(7,008)	(94,476)

Balance Sheet (as of December 31, 2005)
Additional paid-in capital at December 31, 2005	$746,880	$7,181	$754,061
Retained deficit at December 31, 2005	(44,973)	(7,181)	(52,154)

Statement of Operations (for the Year Ended December 31, 2004)

Corporate operating costs	(29,185)	(69)	(29,254)
Operating income	18,740	(69)	18,671
Income from continuing operations	16,007	(69)	15,938
Net income	18,531	(69)	18,462
Net income from continuing operations per share - Basic	0.57	0.00	0.57
Net income per share - Basic	0.66	0.00	0.66

Statement of Operations (for the Year Ended December 31, 2005)

Corporate operating costs	(25,374)	(173)	(25,547)
Operating income	52,369	(173)	52,196
Income from continuing operations	43,008	(173)	42,835
Net income	42,495	(173)	42,322
Net income from continuing operations per share - Basic	1.24	0.00	1.24
Net income per share - Basic	1.23	0.00	1.22

The adjustment to Accumulated deficit and Additional paid in capital at December 31, 2002 represented additional stock-based compensation expense relating to the following years ended:

Adjustment (US$ 000’s)
December 31, 1994	$47
December 31, 1995	548
December 31, 1996	1,632
December 31, 1997	2,504
December 31, 1998	1,719
December 31, 1999	400
December 31, 2000	89
December 31, 2001	-
6,939

Seasonality

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the sections entitled “Forward-looking Statements” and “Risk Factors” in Item 1.

Contents

I.	Executive Summary
II.	General Market Information
III.	Analysis of Segment Results
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates
VII.	Related Party Matters

I. Executive Summary

During 2006 we delivered on our previously announced strategy:

•
We improved the financial performance of our core stations (Romania, Slovak Republic, Slovenia and Ukraine) by delivering an increase in Segment Net Revenues of  30% and Segment EBITDA of 39% from 2005;

The principal events since January 1, 2006 are as follows:

•
On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, the operator of the GRAVIS channel and CHANNEL 7 in Kiev as well as two other local channels in Ukraine, for a total investment of approximately US$ 7.4 million (for further information see Item 8, Note 4, “Acquisitions and Disposals, Ukraine”);

•
On January 23, 2006, we completed the acquisition of control of our Slovak Republic operations and increased our economic interest from 70.0% to 80.0% for total consideration of approximately US$ 29.8 million. As a result of this transaction, we began consolidating the results of our Slovak Republic operations from January 2006 (for further information see Item 8, Note 4, “Acquisitions and Disposals, Slovak Republic”);

•	Effective February 1, 2006, Vaclav Mika was appointed General Director for the MARKIZA TV channel;

•
On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Adrian Sarbu for consideration of US$ 27.2 million (for further information, see Item 8, Note 4, “Acquisitions and Disposals, Romania”). We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision;

•	On March 7, 2006, the Slovak Republic Media Council extended the broadcasting license of TV MARKIZA for an additional 12 years, until September 2019;

•	On March 29, 2006, we completed the public offering of 2,530,000 shares of our Class A Common Stock and raised net proceeds of approximately US$ 168.7 million;

•
On July 1, 2006, we launched a new entertainment channel in Ukraine, KINO, targeted at a young demographic. In the period since being launched, KINO has secured a national 14-49 prime time audience share of approximately 0.33%, and an average share in the Kiev area of 1.87%;

•	On July 19, 2006, the Ukrainian Media Council issued a decision to extend the 15-hour broadcasting license of Studio 1+1 for a ten-year period to December 29, 2016;

•
On August 11, 2006, we completed the acquisition of a 10.0% stake in Media Pro, a group of Romanian companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio (for further information see Item 8, Note 4, “Acquisitions and Disposals, Romania and Note 6, “Investments”);

•
During the third quarter 2006, we commenced a voluntary review of our stock option granting practices covering the period from 1994 to 2002. The review found certain instances of administrative and procedural deficiencies that occurred in the period between 1994 and 1998, but found no evidence from which it could be concluded that any errors were the result of deliberate or intentional misconduct. We have restated our historic financial statements to correct these errors (for further information see Item 8, Note 2 “Restatement”); and

•
On December 1, 2006, we launched a new entertainment channel in Ukraine, CITI, targeted at a young demographic. In the period since being launched, CITI has secured an average 14-49 prime time audience share of approximately 1.77% in the Kiev region.

Management Changes

•	On July 28, 2006, the term of Michael Garin’s employment agreement to serve as Chief Executive Officer was extended from 2008 to 2010;

•
On August 1, 2006, we concluded an agreement with Adrian Sarbu in connection with his appointment in February 2006 to oversee our operations in the Czech and Slovak Republics in addition to his existing responsibilities as general director of our operations in Romania;

•	On August 3, 2006, Robert E. Burke announced his intention to step down as the Company’s President and Chief Operating Officer effective October 1, 2006; and

•	On October 5, 2006, the term of Marina Williams’ agreement to serve as Executive Vice President was extended from 2008 to 2010.

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

Our priorities in this regard include:

•	Pursuing sub-regional efficiencies, especially in the area of local programming between Slovenia and Croatia and between the Czech and Slovak Republics;

•
Supporting the growth of television advertising in our markets through increased development and through the launch or acquisition of additional channels to expand our advertising inventory and target niche audiences;

•	Leveraging our existing brands and assets to develop new revenue opportunities, including in the creation and distribution of programming and in the new media sectors; and

•	Continuing to expand our footprint into additional Central and Eastern European markets when financially prudent opportunities arise.

In particular, we are planning the following during 2007:

•	Continuing the program of effectiveness improvements in our operations in the Czech Republic and the Slovak Republic which were identified in 2006.

•	Continuing the development of our new Ukraine channels KINO and CITI which were launched in 2006.

•	Further development of our non-broadcast activities, in particular through our New Media project which is coordinated across our markets.

•	Acquisition of additional shares in our operations in Ukraine, the Slovak Republic and Romania if the opportunity arises.

•	Expansion of our footprint within our existing markets or in adjacent markets if suitable acquisition opportunities materialize.

•	Continuing to invest in the development of our Croatia operations.

II. General Market Information

Emerging Markets

Our revenue generating operations are located in Central and Eastern Europe, namely Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine. These emerging economies initially adopted Western style democratic forms of government within the last twenty years and have legal systems, systems of corporate governance and business practices that continue to evolve. A lower level of development and experience in these areas within our Central and Eastern European markets, by comparison with some other Central and Eastern European markets and with most Western markets, increases the relative level of business risk.

One indicator of the rate of development and the current relative level of business risk associated with economic development is Coface ratings. These are an assessment of the relative risk of payment default in different markets. The table below indicates the Coface ratings for each of the countries in which we operate. For purposes of comparison with other Central and Eastern European markets and selected Western markets, the United States and the United Kingdom were both ranked A1 in 2006, Greece and Italy were ranked A2, Hungary and Poland were ranked A3 and Russia and Turkey were ranked B.

Country	2006 Rating	Detail of 2006 Rating	2005 Rating	2004 Rating	2003 Rating

Croatia	A4	An already patchy payment record could be further worsened by a deteriorating political and economic environment. Nevertheless, the probability of a default is still acceptable.	A4	A4	A4
Czech Republic	A2	Default probability is still weak even in the case when one country's political and economic environment or the payment record of companies is not as good as in A1-rated countries.	A2	A2	A3
Romania	A4	An already patchy payment record could be further worsened by a deteriorating political and economic environment. Nevertheless, the probability of a default is still acceptable.	A4	B	B
Slovak Republic	A3	Adverse political or economic circumstances may lead to a worsening payment record that is already lower than the previous categories, although the probability of a payment default is still low.	A3	A3	A3
Slovenia	A1	The steady political and economic environment has positive effects on an already good payment record of companies. Very weak default probability.	A2	A2	A2
Ukraine	C	A very unsteady political and economic environment could deteriorate an already bad payment record.	C	C	C
Source: Coface USA. Country ratings issued by the Coface Group measure the average default risk on corporate payments in a given country and indicate to what extent a company's financial commitments are affected by the local business, financial and political outlook. Coface continuously monitors 140 countries using a spectrum of indicators incorporating political factors, risk of currency shortage and devaluation, ability to meet financial commitments abroad, risk of a systemic crisis in the banking sector, cyclical risk, and payment behavior for short term transactions.

European Union Accession

The Czech Republic, the Slovak Republic and Slovenia acceded to the EU in May 2004, and Romania acceded in January 2007. Croatia is currently in accession negotiations. Accession to the EU brings certain positive developments. All countries joining the EU become subject to EU legislation and we believe that the ongoing progress towards EU entry reduces the political and economic risks of operating in the emerging markets of Central and Eastern Europe. The reduction in political risk factors may encourage increased foreign investment that will be supportive of economic growth. Accession to the EU may also bring certain negative developments. The adoption of EU compliant legislation in connection with accession may result in the introduction of new standards affecting industry and employment, and compliance with such new standards may require increased spending.

Television Advertising Markets

We derive almost all of our revenue from the sale of television advertising, most of which is sold through media houses and independent agencies. Like other television operators, we experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (July and August), and highest during the fourth quarter of each calendar year. For the year ended December 31, 2006, 90% of our total Segment Net Revenue came from television advertising.

The per capita GDP in our markets is lower than that of Western markets. As a result of the lower GDP and weaker domestic consumption, total advertising expenditure spending and, consequently, television advertising spending per capita tends to be lower than in Western markets. However, as a result of television being commercialized in our markets at the same time as other media in our markets, television advertising spending tends to be higher as a proportion of total advertising spending compared to Western markets, where newspapers and magazines and radio were established as advertising media well before the advent of television advertising.

Country	Population (in millions) (1)	Per Capita GDP 2006 (2)	Total Advertising Spending per Capita 2006 (US$) (3)	Total Advertising Spending as a % of GDP 2006 (3)	TV Advertising Spending per Capita (US$) (3)	TV Advertising Spending as a % of Total Advertising Spending (3)

Croatia	4.4	$9,318	$57.0	0.61%	$28.6	50%
Czech Republic	10.2	$13,971	$77.5	0.55%	$30.9	40%
Romania	20.9	$5,458	$19.1	0.35%	$11.4	60%
Slovak Republic	5.4	$10,231	$40.3	0.39%	$20.1	50%
Slovenia	2.0	$18,342	$64.0	0.35%	$36.5	57%
Ukraine	46.7	$2,027	$9.9	0.49%	$5.3	53%

(1)	Source: Global Insight Country Analysis (2006 data).

(2)	Source: ING (November 2006 data).

(3)	Source: CME estimates.

For purposes of comparison, the following table shows the advertising market statistics for other Central and Eastern European markets and selected Western markets.

Country	Population (in millions) (1)	Per Capita GDP 2006 (2)	Total Advertising Spending per Capita 2006 (US$) (3)	Total Advertising Spending as a % of GDP 2006 (3)	TV Advertising Spending per Capita (US$) (3)	TV Advertising Spending as a % of Total Advertising Spending (3)

Greece	11.1	$20,802	$235	1.13%	$73	31%
Hungary	10.1	$13,299	$133	1.00%	$85	64%
Italy	58.1	$31,534	$170	0.54%	$93	55%
Poland	38.5	$8,327	$37	0.44%	$19	51%
Russia	143.2	$8,086	$46	0.57%	$22	48%
Turkey	73.2	$5,522	$26	0.47%	$17	65%
UK	59.7	$42,629	$329	0.77%	$89	27%
USA	298.2	$45,970	$528	1.15%	$196	37%

(1)	Source: ZenithOptimedia (December 2006)

(2)	Source: ING (November 2006 data).

(3)	Source: CME estimates.

There is no objective source for reliable information on the size of television advertising spending in our markets. The following table sets out our current estimates of the development of television advertising spending by market (in US$ millions).
Country	2002	2003	2004	2005	2006

Croatia			110 - 120	115 - 125	120 - 130
Czech Republic			260 - 270	285 - 295	310 - 320
Romania	65 - 75	85 - 95	110 - 120	165 - 175	235 - 245
Slovak Republic	40 - 50	60 - 70	80 - 90	90 - 100	105 - 115
Slovenia	45 - 55	45 - 55	55 - 65	60 - 70	65 - 75
Ukraine	85 - 100	100 - 115	130 - 140	180 - 190	240 - 250

Market sizes are quoted at US dollar exchange rates applicable at the end of each year.

The following table sets out our current estimates of the local currency growth of television advertising spending by market.

Country	2002	2003	2004	2005	2006

Croatia				(1 - 3%)	2 - 5%
Czech Republic				3 - 5%	0 - 1%
Romania		42 - 55%	22 - 20%	28 - 34%	32 - 37%
Slovak Republic		16 - 18%	14 - 16%	8 -10%	5 - 7%
Slovenia		(11 - 13%)	8 - 11%	9 - 11%	6 - 8%
Ukraine		24 - 29%	11 - 18%	35 - 42%	28 - 31%

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

Occasionally, we enter into barter transactions pursuant to which we exchange advertising time for goods and services. We record barter transactions at the fair market value of the goods or services received. Barter transactions represented 1% of our Segment Net Revenues for 2006, 2% for 2005, and 3% for 2004.

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

III. Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. We also consider how much of our total revenues and earnings are derived from our broadcast and non-broadcast operations. Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our business segments based on Segment Net Revenues and Segment EBITDA. Segment Net Revenues and Segment EBITDA include our operations in the Slovak Republic which were not consolidated prior to January 23, 2006.

We acquired our Czech Republic operations on May 2, 2005; therefore, we include only limited qualified comparisons of financial results for our Czech Republic operations for the year ended December 31, 2005.

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

Segment EBITDA is determined as segment net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our consolidated statement of operations and comprehensive income;
•	stock-based compensation charges;
•	foreign currency exchange gains and losses;
•	change in fair value of derivatives; and
•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments of assets or investments, gain on sale of unconsolidated affiliates).

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

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated results for the years ended December 31, 2006, 2005 and 2004 see Item 8, Note 19, “Segment Data”.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2006	(1)	2005	(1)	2004	(1)
Segment Net Revenues
Croatia (NOVA TV) (2)	$22,310	4%	$22,030	5%	$9,757	4%
Czech Republic (TV NOVA, GALAXIE SPORT) (3)	208,387	34%	154,010	33%	-	-%
Romania (4)	148,616	25%	103,321	22%	76,463	31%
Slovak Republic (MARKIZA TV) (5)	73,420	12%	64,266	14%	61,576	25%
Slovenia (POP TV and KANAL A)	54,534	9%	48,770	10%	45,388	18%
Ukraine (STUDIO 1+1)	96,413	16%	72,847	16%	53,351	22%
Ukraine (KINO, CITI) (7)	1,195	0%	-	-	-	-
Total Segment Net Revenues	$604,875	100%	$465,244	100%	$246,535	100%

Represented by:
Broadcast operations	$601,885	100%	$463,030	100%	$245,970	100%
Non-broadcast operations	2,990	0%	2,214	0%	565	0%
Total Segment Net Revenues	$604,875	100%	$465,244	100%	$246,535	100%

Segment EBITDA
Croatia (NOVA TV) (2)	$(14,413)	(7)%	$(15,866)	(10)%	$(3,756)	(5)%
Czech Republic (TV NOVA, GALAXIE SPORT) (3)	100,488	46%	71,544	45%	-	-%
Romania (4)	65,860	30%	43,803	28%	25,198	34%
Slovak Republic (MARKIZA TV) (5)	20,805	10%	17,240	11%	18,975	25%
Slovenia (POP TV and KANAL A)	19,842	9%	19,337	12%	19,077	26%
Ukraine (STUDIO 1+1)	29,973	14%	21,803	14%	14,729	20%
Ukraine (KINO, CITI) (7)	(3,713)	(2%)	-	-	-	-
Total Segment EBITDA	$218,842	100%	$157,861	100%	$74,223	100%

Represented by:
Broadcast operations	$219,128	100%	$157,520	100%	$74,195	100%
Non-broadcast operations	(286)	0%	341	0%	28	0%
Total Segment EBITDA	$218,842	100%	$157,861	100%	$74,223	100%

Segment EBITDA Margin (6)	36%		34%		30%
(1)	Percentage of Total Segment Net Revenue / Total Segment EBITDA

(2)	We acquired our Croatia operations in July 2004

(3)	We acquired our Czech Republic operations (TV NOVA) in May 2005 and GALAXIE SPORT in September 2005

(4)
Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the years ended December 31, 2006 and 2005, and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the year ended December 31, 2004

(5)	Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006

(6)	We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue

(7)	We acquired our Ukraine (KINO, CITI) operations on January 11, 2006

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

(A) CROATIA

Market Background: We acquired our Croatia operations on July 16, 2004. We estimate the television advertising market in Croatia has shown local currency growth of approximately 2% - 5% in 2006 and is expected to show single digit growth during 2007.

In 2006, the national all day audience share for NOVA TV (Croatia) was 15.3% compared to 13.6% for 2005. Our major competitors are the two state-owned channels HRT1 and HRT2, with all day audience shares for 2006 of 34.3% and 17.8%, respectively, and privately owned broadcaster RTL with 24.6%.

The average prime time ratings for NOVA TV (Croatia) increased from 5.8% in 2005 to 7.3% in 2006. Prime time audience share grew from 13.3% in 2005 to 17.1% in 2006. Prime time ratings for the whole market decreased from 43.8% in 2005 to 43.3% in 2006.

Performance in the fourth quarter of 2006, the peak advertising selling period, is of particular importance to our station development plan. In the three months to December 31, 2006 our prime time audience share increased to 18.4% from 12.7% for the same period in 2005 and our prime time ratings increased to 8.5% from 6.2%.

In July 2005, we initiated a multi-year investment plan to develop our transmission infrastructure and improve the quality of our programming, particularly locally produced content, in order to secure a larger audience share and increased revenues. Under this plan, we anticipated that NOVA TV (Croatia) would approach Segment EBITDA breakeven in 2007. While the performance of NOVA TV (Croatia) in terms of audience share and ratings has recently shown improvement, this has not yet translated into increased revenues in the timescales and amounts we anticipated in July 2005. As a result, we presently expect that Segment EBITDA breakeven will be delayed by at least one year against the 2005 plan.

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000's)
	2006	2005	Movement	2005	2004 (1)	Movement

Spot revenues	$16,442	$15,954	$488	$15,954	$5,746	$10,208
Non-spot revenues	5,868	6,076	(208)	6,076	4,011	2,065
Segment Net Revenues	$22,310	$22,030	$280	$22,030	$9,757	$12,273

Represented by
Broadcast operations	$22,298	$22,030	$268	$22,030	$9,757	$12,273
Non-broadcast operations	12	-	12	-	-	-
Segment Net Revenues	$22,310	$22,030	$280	$22,030	$9,757	$12,273

Segment EBITDA	$(14,413)	$(15,866)	$1,453	$(15,866)	$(3,756)	$(12,110)

Represented by
Broadcast operations	$(14,302)	$(15,866)	$1,564	$(15,866)	$(3,756)	$(12,110)
Non-broadcast operations	(111)	-	(111)	-	-	-
Segment EBITDA	$(14,413)	$(15,886)	$1,453	$(15,886)	$(3,756)	$(12,110)

Segment EBITDA Margin	(65)%	(72)%	7%	(72)%	(38)%	(34)%

(1) 2004 Results are presented from acquisition in July 2004
•
Segment Net Revenues for the year ended December 31, 2006 increased by US$ 0.3 million, or 1%, compared to 2005. In local currency, Segment Net Revenues decreased by 1%. Spot revenues increased by US$ 0.5 million, or 3%, as a result of price increases which offset the impact of the lower volume of GRPs sold. The lower volume of GRPs sold was a result of competitor price reductions and the expiration of legacy deals. Non-spot revenues decreased by US$ 0.2 million, or 3%, as a result of lower levels of barter revenues as some contracts were forgone in accordance with our policy to minimize barter transactions and decreased levels of sponsorship, which were partially offset by an increase in short message service (“SMS”), teletext and telesales revenues.

Segment Net Revenues for the year ended December 31, 2005 were US$ 22.0 million compared to US$ 9.8 million for the period from acquisition on July 16, 2004 to December 31, 2004. Segment Net Revenues for the period from July 2005 fell US$ 1.0 million, or 10%, when compared to the equivalent post acquisition period in 2004. This reduction in revenue was attributable to lower barter revenues as some of these were forgone in accordance with our policy to minimize barter transactions. Spot revenues increased by 19% over the period from July to December 2005 when compared to the same period in 2004, driven principally by growth in the volume of GRPs sold.

•
Segment EBITDA for the year ended December 31, 2006 was a loss of US$ 14.4 million, compared to a loss of US$ 15.9 million for the year ended December 31, 2005. In local currency, Segment EBITDA increased by 11%.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 decreased by US$ 1.2 million, or 3%, compared to 2005. Cost of programming grew by US$ 1.1 million, or 6%, due largely to the inclusion of salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming decreased by US$ 2.2 million, or 11%, as a result of the decision to restrict expenditure on higher cost local productions. Other operating costs decreased by US$ 1.1 million, or 12%, primarily due to the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 2.2 million, or 24%, due to the appreciation of the Kuna compared to the US dollar, increasing salary and wage costs as a result of increased headcount, and higher transmission costs as a result of an expansion in transmitter coverage. Selling, general and administrative expenses decreased by US$ 1.2 million, or 15%, primarily due to the comparative period including approximately US$ 0.9 million of one-time consultancy fees and commissions relating to program acquisitions.

Segment EBITDA for the year ended December 31, 2005 was a loss of US$ 15.9 million, which is substantially attributable to investment in programming to attract greater audience share.

Costs charged in arriving at Segment EBITDA for 2005 included US$ 20.4 million of programming costs, US$ 9.4 million of other operating costs and US$ 8.1 million of selling, general and administrative expenses.

(B) CZECH REPUBLIC

Market Background: We acquired our Czech Republic operations on May 2, 2005. We estimate that the television advertising market in the Czech Republic during 2006 remained stable in local currency. We expect the advertising market to show high single digit growth in 2007.

The national all day audience share of our channel, TV NOVA (Czech Republic), for 2006 was 41.6% compared to 40.9% for 2005. The major competitors are the two state-owned channels CT1 and CT2, with national all day audience shares for 2006 of 21.5% and 9.4% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 20.3%. CT2 increased its audience share from 8.1% for 2005 primarily due to the increased ratings during the periods of broadcast of the Winter Olympics in February, World Ice Hockey Championship in May and the Soccer World Cup in June.

During the first quarter of 2006, we announced a new advertising sales strategy based on our belief that growth in the television advertising market in the Czech Republic has been impeded over the past several years due to broadcasters focusing on obtaining an increased share of revenues committed to television advertising rather than fostering market growth by focusing on maximizing value received from the sale of GRPs. The focus of the TV Nova (Czech Republic) group is now on the development of advertising revenues over the medium term by supporting and then capturing market growth through a more sophisticated pricing policy. In conjunction with this advertising strategy, the TV Nova (Czech Republic) group initiated a series of measures to reduce the costs of its operations, including the cancellation of poorly performing formats and reductions in operational costs.

As expected, the TV Nova (Czech Republic) group’s advertising revenues declined in 2006 on a comparable year-on-year basis, as the positive impact of the new pricing policy did not compensate for the expected loss in volume. However, we have seen increased revenues in the fourth quarter of 2006 compared to the fourth quarter of 2005 and expect to see accelerated growth both in the revenues of the Czech Republic operations and in the television advertising market generally over the next several years.

A fundamental component of our strategy is continued strong audience share and ratings for TV NOVA (Czech Republic), which have been maintained since the new pricing policy was implemented on April 1, 2006. Performance in the fourth quarter of 2006, the peak advertising selling period, is of particular importance to this strategy. During the three months ended December 31, 2006, the national all day audience share of TV NOVA (Czech Republic) increased to 42.5%, from 39.0% in 2005. The national all day audience share of TV Prima fell from 25.0% to 20.2%, CT1 fell from 22.6% to 22.3%, while the national all day audience share of CT2 grew from 6.9% to 7.6%.

CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION

	For the Years Ended December 31, (US$ 000's)
	2006	2005 (1)	Movement

Spot revenues	$181,965	$133,250	$48,715
Non-spot revenues	26,422	20,760	5,662
Segment Net Revenues	$208,387	$154,010	$54,377

Represented by
Broadcast operations	$207,671	$153,626	$54,045
Non-broadcast operations	716	384	332
Segment Net Revenues	$208,387	$154,010	$54,377

Segment EBITDA	$100,488	$71,544	$28,944

Represented by
Broadcast operations	$100,724	$71,742	$28,982
Non-broadcast operations	(236)	(198)	(38)
Segment EBITDA	$100,488	$71,544	$28,944

Segment EBITDA Margin	48%	46%	2%
(1) 2005 Results are presented from acquisition on May 2, 2005

•
Segment Net Revenues for the year ended December 31, 2006 were US$ 208.4 million compared to US$ 154.0 million for the period from acquisition to December 31, 2005. We acquired the TV Nova (Czech Republic) group on May 2, 2005 and accordingly our results of operations for the year ended December 31, 2005 reflect our ownership from that date. Based on management estimates, we believe that Segment Net Revenues for the year ended December 31, 2005, including the period prior to our ownership from January 1, 2005 through May 1, 2005 were approximately US$ 235 million. This decrease in Segment Net Revenues can be primarily attributed to the initial reaction of advertisers to the implementation of our new sales policy, which led to a decrease in the number of GRPs sold.

Segment Net Revenues for the period from acquisition to December 31, 2005 were US$ 154.0 million. We acquired our Czech Republic operations in May 2005 and accordingly no comparative data from 2004 is available.

•	Segment EBITDA for the year ended December 31, 2006 was US$ 100.5 million compared to US$ 71.5 million for the period from acquisition to December 31, 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 included US$ 60.5 million of programming costs, US$ 26.1 million of other operating costs and US$ 21.3 million of selling, general and administrative expenses.

Segment EBITDA for the period from May 2, 2005 to December 31, 2005 was US$ 71.5 million resulting in an EBITDA margin of 46%.

Costs charged in arriving at Segment EBITDA for the eight months ended December 31, 2005 included US$ 50.6 million of programming costs, US$ 14.9 million of other operating costs and US$ 16.9 million of selling, general and administrative expenses.

Based on management estimates, we believe that Segment EBITDA for the year ended December 31, 2005, including the period prior to our ownership from January 1, 2005 through May 1, 2005, was approximately US$ 110.8 million. Based on these management estimates for the year ended December 31, 2005, costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 have decreased by US$ 16.3 million or 13%.

(C) ROMANIA

Market Background: We estimate the television advertising market grew by approximately 32% - 37% in US dollars during 2006. We expect the television advertising market to show continued growth in the range of 20% to 25% in 2007.

The combined national all day audience share of our three channels (PRO TV, ACASA, and PRO CINEMA) was 24.3% in 2006 compared to 24.6% in 2005. The major competitors are the two state-owned channels TVR1 and TVR2, with national all day audience shares for 2006 of 16.8% and 5.3%, respectively, and privately owned broadcaster Antena 1 with a national all day audience share of 13.4%.

The combined average prime time ratings of our channels for 2006 were 10.3% compared to 10.5% for 2005. The most significant prime time ratings movement for 2006 was a fall for TVR1 from 8.7% in 2005 to 7.6% in 2006, while all the other large channels remained broadly in line with the prior year. For the total market, prime time ratings for 2006 were 39.2% compared to 39.6% in 2005.

The functional currency for Romania is the US dollar.

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000's)
	2006	2005	Movement	2005	2004	Movement

Spot revenues	$140,242	$97,915	$42,327	$97,915	$72,895	$25,020
Non-spot revenues	8,374	5,406	2,968	5,406	3,568	1,838
Segment Net Revenues	$148,616	$103,321	$45,295	$103,321	$76,463	$26,858

Represented by
Broadcast operations	$148,616	$103,321	$45,295	$103,321	$76,463	$26,858
Non-broadcast operations	-	-	-	-	-	-
Segment Net Revenues	$148,616	$103,321	$45,295	$103.321	$76,463	$26,858

Segment EBITDA	$65,860	$43,803	$22,057	$43,803	$25,198	$18,605

Represented by
Broadcast operations	$65,976	$43,803	$22,173	$43,803	$25,198	$18,605
Non-broadcast operations	(116)	-	(116)	-	-	-
Segment EBITDA	$65,860	$43,803	$22,057	$43,803	$25,198	$18,605

Segment EBITDA Margin	44%	42%	2%	42%	33%	9%

•
Segment Net Revenues for the year ended December 31, 2006 increased by US$ 45.3 million, or 44%, compared to the year ended December 31, 2005. Spot revenues increased by US$ 42.3 million or 43%, and non-spot revenues increased by US$ 3.0 million, or 55%.

The increase in spot revenues was driven by double-digit advertising rate growth in each of our three channels and by an increase in the number of GRPs sold across each of our channels compared to 2005. Two thirds of the total volume growth arose in PRO CINEMA and the balance was shared between PRO TV and ACASA in almost equal measures. The increase in non-spot revenues was principally due to increased cable tariff revenue.

Segment Net Revenues for the year ended December 31, 2005 increased by US$ 26.9 million, or 35%, compared to the year ended December 31, 2004. Spot revenues increased by US$ 25.0 million or 34% and non-spot revenues increased by US$ 1.9 million, or 52%, principally due to increased cable tariff revenue. Excluding RADIO PRO, which was included in our results in 2004 but excluded in 2005, Segment Net Revenues grew US$ 29.5 million, or 40%, principally due to spot revenue growth of 39%.

•	Segment EBITDA for the year ended December 31, 2006 increased by US$ 22.1 million, or 50%, compared to the year ended December 31, 2005, resulting in an EBITDA margin of 44%, compared to 42% in 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by US$ 23.2 million, or 39%, compared to the year ended December 31, 2005. Cost of programming grew by US$ 21.8 million, or 62%, due largely to the inclusion of salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming increased by US$ 15.4 million, or 44%, due to an increase in programming syndication of US$ 10.5 million and an increase in production expenses of US$ 4.9 million. Other operating costs decreased by US$ 1.2 million, or 7%, primarily due to the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 5.1 million, or 31%, mainly due to an increase in salary costs arising in part from the weakening of the US dollar against the Romanian Lei, the currency in which salaries are paid. Selling, general and administrative expenses increased by US$ 2.7 million, or 34%, primarily due to increases in consultancy fees of US$ 0.8 million, office running costs of US$ 0.6 million and marketing and research costs of US$ 0.5 million.

Segment EBITDA for the year ended December 31, 2005 increased by US$ 18.6 million, or 74%, compared to the year ended December 31, 2004, resulting in an EBITDA margin of 42%, which represents a significant increase over the 33% EBITDA margin achieved in the prior year.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2005 increased by US$ 8.3 million, or 16%, compared to the year ended December 31, 2004. Cost of programming grew by US$ 5.5 million, or 19%, due to increased costs of acquired programming and increased investment in locally produced news and sport programs. Other operating costs increased by US$ 1.8 million, or 13%, due to the appreciation of the New Romanian Lei, compared to the US dollar, increasing salary and wage costs. Selling, general and administrative expenses increased by US$ 0.9 million, or 13%, primarily due to increased rent and office costs of US$ 0.8 million.

(D) SLOVAK REPUBLIC

Market Background: We estimate that the television advertising market in the Slovak Republic grew by approximately 5% - 7% in local currency in 2006. We anticipate that the television advertising market will show high single digit growth in 2007.

On January 23, 2006, we acquired control of our Slovak Republic operations and increased our economic interest from 70% to 80%. We have made a number of senior management changes and are pursuing improvements in the effectiveness of our operations in the Slovak Republic and have begun implementing measures to improve programming quality and reduce operating expenses.

MARKIZA TV is the leading channel in the Slovak Republic. National all day audience share for 2006 was 33.8% compared to 31.1% in 2005. The major competitor is the state-owned channel STV1, with a national all day audience share of 18.4% in 2006. The national all day audience share of TV JOJ, the only other significant privately owned channel, was 15.6% in 2006.

The average prime time rating for MARKIZA TV for 2006 was 13.7% compared to 13.3% in 2005. Prime time ratings for the whole market fell from 40.4% in 2005 to 38.1% in 2006.

The implementation of peoplemeters to measure audience share and ratings in late 2004 had the anticipated effect of reducing the recorded share of all leading broadcasters. The all day average audience share of MARKIZA TV fell to 31.1% from 39.6% in 2004. The primary beneficiaries of this change in audience share were foreign channels with cross border reception in the Slovak Republic and small cable channels. The peoplemeter introduction also showed that fewer people watch television than had been previously been believed, with national all day ratings falling from 19.1% in 2004 to 14.3% in 2005 and prime time ratings falling from 62.8% in 2004 to 40.4% in 2005. This indicated that the amount paid for each rating point was higher than had previously been believed. All national channels showed ratings losses. For MARKIZA TV, national all day ratings declined from 7.6% in 2004 to 4.5% in 2005 and national prime time ratings fell from 25.3% in 2004 to 13.3% in 2005.

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement

Spot revenues	$69,336	$60,004	$9,332	$60,004	$57,125	$2,879
Non-spot revenues	4,084	4,262	(178)	4,262	4,451	(189)
Segment Net Revenues	$73,420	$64,266	$9,154	$64,266	$61,576	$2,690

Represented by
Broadcast operations	$73,266	$64,266	$9,000	$64,266	$61,576	$2,690
Non-broadcast operations	154	-	154	-	-	-
Segment Net Revenues	$73,420	$64,266	$9,154	$64,266	$61,576	$2,690

Segment EBITDA	$20,805	$17,240	$3,565	$17,240	$18,975	$(1,735)

Represented by
Broadcast operations	$20,879	$17,240	$3,639	$17,240	$18,975	$(1,735)
Non-broadcast operations	(74)	-	(74)	-	-	-
Segment EBITDA	$20,805	$17,240	$3,565	$17,240	$18,975	$(1,735)

Segment EBITDA Margin	28%	27%	1%	27%	31%	(4)%

•
Segment Net Revenues for the year ended December 31, 2006 increased by US$ 9.2 million, or 14%, compared to the year ended December 31, 2005, due to a combination of favorable exchange rate movements, new entrants into the market and increased advertising spending from existing clients, specifically health insurance companies and financial service providers. In local currency, Segment Net Revenues increased by 5%. The increase in Segment Net Revenues was due to an increase of US$ 9.3 million, or 16%, in spot revenues partially offset by a decline of US$ 0.2 million, or 4%, in non-spot revenues. Both the volume of advertising spots sold by MARKIZA TV and the average revenue per thirty-second spot increased compared to 2005.

Non-spot revenues for the year ended December 31, 2006 fell by US$ 0.2 million, or 4%, compared to the year ended December 31, 2005, due to lower revenues from sales of Markiza magazine, following increased competition, and the impact of 2005 having enjoyed significant telephone voting sales related to the success of the reality show “Mojsejovci” that were not repeated in 2006.

Segment Net Revenues for the year ended December 31, 2005 increased by US$ 2.7 million, or 4%, compared to the year ended December 31, 2004. Spot revenues increased by US$ 2.9 million, or 5%, however, this was partially offset by a US$ 0.2 million or 4% decline in non-spot revenues as a result of reduced barter revenue. In local currency, Segment Net Revenues grew by 1% in 2005.

The volume of advertising spots sold by MARKIZA TV increased compared to 2004. The average revenue per thirty-second spot decreased in local currency, primarily as a result of the decline in measured audience share following the introduction of peoplemeters in late 2004, but also because two significant local productions did not perform as well as expected in the fourth quarter and did not achieve expected audience share against strong competition.

•
Segment EBITDA for the year ended December 31, 2006 increased by US$ 3.6 million, or 21%, compared to 2005, and the EBITDA margin increased from 27% in 2005 to 28% in 2006. Local currency EBITDA increased by 21% in 2006 compared to 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by US$ 5.6 million, or 12%, compared to 2005. The cost of programming increased by US$ 5.1 million, or 23%, due to an increase in the volume of higher cost local productions and write-off costs for an unsuccessful show of US$ 0.4 million. Other operating costs increased by US$ 1.4 million, or 10% primarily due to increased staff costs. Selling, general and administrative expenses were lower by US$ 0.9 million, or 9%, largely due to savings in taxes of US$ 0.7 million compared to 2005.

Segment EBITDA for the year ended December 31, 2005 decreased by US$ 1.7 million, or 9%, compared to 2004, and the EBITDA margin decreased from 31% in 2004 to 27% in 2005. Local currency EBITDA decreased by 12% in 2005 compared to 2004.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2005 increased by US$ 4.4 million, or 10%, resulting in the reduction of Segment EBITDA and the corresponding Segment EBITDA Margin compared to 2004. The cost of programming increased by US$ 1.5 million, or 7%, reflecting an increase in the volume of higher cost local production and the costs of producing reality shows. Other operating costs increased by US$ 1.1 million, or 8%, due to increased staff and related costs. Selling, general and administrative expenses increased by US$ 1.8 million, or 22%, primarily as a result of the reversal of a US$ 1.1 million provision in 2004 due to resolution of a disagreement with the other shareholders that had given rise to a provision in 2003 as well as increased facilities costs resulting from operating an additional studio.

(E) SLOVENIA

Market Background: We estimate the television advertising market in Slovenia showed growth of approximately 6% - 8% in local currency during 2006. We expect the television advertising market to show low single digit growth in 2007.

The combined national all day audience share of our two channels (POP TV and KANAL A) increased from 35.8% in the year ended December 31, 2005 to 37.7% in 2006. The major competitors are state-owned SLO1 and SLO2, with national all day audience shares in 2006 of 23.1% and 8.9% respectively.

The combined average prime time ratings for our channels for the year ended December 31, 2006 were 14.4% compared to 13.7% in 2005. Prime time ratings for the whole market increased from 32.4% in 2005 to 32.7% in 2006.

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement

Spot revenues	$50,682	$45,594	$5,088	$45,594	$43,765	$1,829
Non-spot revenues	3,852	3,176	676	3,176	1,623	1,553
Segment Net Revenues	$54,534	$48,770	$5,764	$48,770	$45,388	$3,382

Represented by
Broadcast operations	$52,426	$46,940	$5,486	$46,940	$44,823	$2,117
Non-broadcast operations	2,108	1,830	278	1,830	565	1,265
Segment Net Revenues	$54,534	$48,770	$5,764	$48,770	$45,388	$3,382

Segment EBITDA	$19,842	$19,337	$505	$19,337	$19,077	$260

Represented by
Broadcast operations	$19,518	$18,797	$721	$18,797	$19,049	$(252)
Non-broadcast operations	324	540	(216)	540	28	512
Segment EBITDA	$19,842	$19,337	$505	$19,337	$19,077	$260

Segment EBITDA Margin	36%	40%	(4)%	40%	42%	(2)%

•	Segment Net Revenues for the year ended December 31, 2006 increased by US$ 5.8 million, or 12%, compared to the year ended December 31, 2005. In local currency, Segment Net Revenues increased by 10%.

Spot revenues increased by US$ 5.1 million, or 11%, in the year ended December 31, 2006 compared to the year ended December 31, 2005 as our operations benefited from a stronger ratings performance which led to an increase in GRPs sold across our two channels, particularly in the off prime period. The Soccer World Cup in June 2006 contributed to US$ 0.9 million of this increase. The average revenue per thirty-second advertising spot was largely unchanged from 2005. Non-spot revenues increased by US$ 0.7 million, or 21%, in the year ended December 31, 2006 compared to 2005 due to an increase in short message service (“SMS”) revenues, telesales and on-line related revenues.

Segment Net Revenues for the year ended December 31, 2005 increased by US$ 3.4 million, or 7%, compared to the year ended December 31, 2004. Net spot revenue increased by US$ 1.8 million, or 4%, as a run of successful locally produced programs led to an increase in the volume of thirty-second advertising spots sold across our two channels. The average revenue per thirty-second advertising spot was largely unchanged from 2004.

Non-spot revenues grew by US$ 1.6 million, or 96% due to increased internet and reality show driven revenue from text messaging.

•
Segment EBITDA for the year ended December 31, 2006 increased by US$ 0.5 million, or 3%, compared to the year ended December 31, 2005. In local currency, Segment EBITDA increased by 1%. EBITDA margin decreased from 40% in 2005 to 36% in 2006.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by US$ 5.3 million, or 18%, compared to the year ended December 31, 2005. Cost of programming increased by US$ 6.8 million, or 52%. This is partly due to the inclusion of the salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming increased by US$ 3.2 million, or 25%, due to the additional expense of airing more higher-cost local productions than in the prior year and the cost of showing the Soccer World Cup which took place in June 2006. Other operating costs decreased by US$ 2.0 million, or 17%, primarily due to the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 1.5 million, or 13%, primarily due to higher bonus accruals and higher transmitter and associated maintenance costs. Selling, general and administrative expenses increased by US$ 0.5 million, or 11%, compared to the year ended December 31, 2005 primarily due to higher marketing and promotion costs of US$ 0.2 million and higher office running costs.

Segment EBITDA for the year ended December 31, 2005 increased by US$ 0.3, million or 1%, compared to the year ended December 31, 2004. In local currency Segment EBITDA increased by 2%. EBITDA margin decreased from 42% in 2004 to 40% in 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2005 increased by US$ 3.1 million, or 12%, compared to the year ended December 31, 2004. Cost of programming increased by US$ 0.8 million, or 7%, due to an increase in local production costs from producing more reality shows. Other operating costs increased by US$ 2.2 million, or 23%, primarily as a result of increased social insurance costs for employers of US$ 1.4 million as well as the reversal of a US$ 0.4 million provision for broadcasting transmission costs in 2004 resulting in a lower than normal charge in that period. Selling, general and administrative expenses increased by US$ 0.1 million, or 2%, as a result of general overhead cost increases.

(F) UKRAINE (STUDIO 1+1)

Market Background: We estimate that the television advertising market in Ukraine, where sales are denominated primarily in US dollars, showed growth of approximately 28% - 31%% in 2006. It is expected that the television advertising market will continue to grow between 30% and 35% during 2007.

STUDIO 1+1 had a national all day audience share of 18.3% for 2006 compared to 20.0% in 2005. Our competitors include Inter, with a national all day audience share of 20.4%, Novy Kanal with 8.4%, ICTV with 7.3%, and STB with 6.0%.

The average prime time ratings for STUDIO 1+1 for 2006 were 8.4% compared to 8.1% in 2005.

	UKRAINE (STUDIO 1+1) FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement

Spot revenues	$86,042	$63,911	$22,131	$63,911	$49,982	$13,929
Non-spot revenues	10,371	8,936	1,435	8,936	3,369	5,567
Segment Net Revenues	$96,413	$72,847	$23,566	$72,847	$53,351	$19,496

Represented by
Broadcast operations	$96,413	$72,847	$23,566	$72,847	$53,351	$19,496
Non-broadcast operations	-	-	-	-	-	-
Segment Net Revenues	$96,413	$72,847	$23,566	$72,847	$53,351	$19,496

Segment EBITDA	$29,973	$21,803	$8,170	$21,803	$14,729	$7,074

Represented by
Broadcast operations	$30,045	$21,803	$8,242	$21,803	$14,729	$7,074
Non-broadcast operations	(72)	-	(72)	-	-	-
Segment EBITDA	$29,973	$21,803	$8,170	$21,803	$14,729	$7,074

Segment EBITDA Margin	31%	30%	1%	30%	28%	2%

•
Segment Net Revenues for the year ended December 31, 2006 increased by US$ 23.6 million, or 32%, compared to the year ended December 31, 2005. Spot revenues increased by US$ 22.1 million, or 35%, and non-spot revenues increased by US$ 1.4 million, or 16%.

The increase in spot revenues reflects the significant ongoing growth of the market. The majority of the growth reflects significantly higher average revenue per thirty-second advertising spot, partially off set by a lower volume of spots sold. Spot revenues included US$ 8.4 million of political advertising in advance of the March 26, 2006 parliamentary elections. We believe that some of this advertising replaced normal commercial activity but that the majority was incremental revenue.

Non-spot revenue has increased due to a significant rise in program sponsorship, which has increased due to more active management. Included within non-spot revenues for 2005 is a one-time sale of programming of US$ 1.8 million.

Segment Net Revenues for the year ended December 31, 2005 increased by US$ 19.5 million, or 37%, compared to the year ended December 31, 2004. Net spot revenue increased by US$ 13.9 million, or 28%, and non-spot revenue increased by US$ 5.6 million, or 165%.

Demand for advertising by multinational companies seeking to establish their brands in the Ukrainian market and by mobile telephone operators helped increase the average revenue per thirty-second advertising spot compared to 2004. The volume of spots sold increased as a result of the full year impact of the additional nine hours of broadcast time awarded to the station from September 2004. Non-spot revenue increases were derived from sales of programming and increased management focus on generating sponsorship revenue.

•	Segment EBITDA for the year ended December 31, 2006 increased by US$ 8.2 million, or 37%, compared to the year ended December 31, 2005, resulting in an EBITDA margin of 31% compared to 30% in 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by US$ 15.4 million, or 30%, compared to the year ended December 31, 2005. Cost of programming increased by US$ 10.8 million, or 36%, due to price inflation for Russian series, which are essential to maintaining strong ratings, as well as improvements to our programming schedule. Other operating costs increased by US$ 1.5 million, or 12%, primarily due to increases in staff costs as a result of the restructuring of independent contactor arrangements. Selling, general and administrative expenses have increased by US$ 3.1 million, or 36%, including US$ 0.8 million of higher withholding tax payments on increased programming acquisitions, US$ 0.6 million of higher cost of facilities and US$ 0.5 million of additional management and professional costs compared with 2005.

Segment EBITDA for the year ended December 31, 2005 increased by US$ 7.1 million, or 48%, compared to the year ended December 31, 2004, resulting in an EBITDA margin of 30% compared to 28% in 2004.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2005 increased by US$ 12.4 million, or 32%, compared to the year ended December 31, 2004. Cost of programming increased by US$ 5.3 million, or 22%, as a result of the full year cost of broadcasting for an additional nine hours as well as increases in the cost of popular Russian series. Another component of the increase in programming costs was due to a US$ 1.1 million cost of writing down the value of American programming that no longer generates sufficient ratings in Ukraine. Other operating costs increased by US$ 5.0 million, or 64%, primarily due to salary increases of US$ 3.0 million partially due to the restructuring of independent contractor arrangements, resulting in increased employee-related taxation costs of approximately US$ 1.1 million, and increased transmission charges of US$ 0.9 million. Transmission charges from the state transmission agency increased due to the extra cost of transmitting for the additional nine hours per day as well as due to price increases for transmission. Selling, general and administrative expenses increased by US$ 2.1 million, or 32%, due to additional facilities costs from an extra studio being operated since May 2005 to accommodate increased volumes of local production as well as local inflation.

(G) UKRAINE (KINO, CITI)

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg 2003 LLC, owner of 92.2% of Gravis LLC, which operated the local channels, CHANNEL 35 and CHANNEL 7. In July 2006, we ceased operating CHANNEL 7 and launched a new entertainment channel, KINO, targeted at a younger demographic. On December 1, 2006, we ceased operating CHANNEL 35 and launched a new youth-oriented channel, CITI, with a Kiev-wide reach.

UKRAINE (KINO, CITI) FINANCIAL INFORMATION

For the Year Ended December 31, (US$ 000's)
2006

Spot revenues	$549
Non-spot revenues	646
Segment Net Revenues	$1,195

Represented by
Broadcast operations	$1,195
Non-broadcast operations	0
Segment Net Revenues	$1,195

Segment EBITDA	$(3,713)

Represented by
Broadcast operations	$(3,713)
Non-broadcast operations	-
Segment EBITDA	$(3,713)

Segment EBITA Margin	(311)%

•	Segment Net Revenues for KINO and CITI, for the period from acquisition on January 11, 2006 to December 31, 2006, were US$ 1.2 million.

Spot revenues for the period ended December 31, 2006 were US$ 0.5 million.

Non-spot revenues for the period ended December 31, 2006 were US$ 0.6 million, including game show and music clips revenue of US$ 0.2 million, production studio rent revenue of US$ 0.2 million and TV shopping revenue of US$ 0.1 million.

•
Segment EBITDA for KINO and CITI, for the period from acquisition on January 11, 2006 to December 31, 2006, was a loss of US$ 3.7 million. Costs charged in arriving at Segment EBITDA for the period ended December 31, 2006 were US$ 4.9 million. Cost of programming was US$ 2.6 million, including US$ 1.5 million of acquired foreign programs for the KINO channel and US$ 0.9 million of production expenses for the CITI channel, mainly related to the salaries of production employees. Other operating costs were US$ 1.4 million and comprised salary costs of US$ 0.9 million and broadcast operating expenses of US$ 0.5 million. Selling, general and administrative expenses amounted to US$ 0.9 million.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for 2006, 2005, and 2004 was as follows:

	For the Years Ended December 31, (US$ 000’s)
	2006	2005	2004

Production expenses	$110,948	$67,366	$29,458
Program amortization	116,561	81,471	42,335
Cost of programming	$227,509	$148,837	$71,793

Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows. The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 78.7 million, or 53%, in the year ended December 31, 2006 compared to 2005 due to:

•	The inclusion of US$ 25.8 million of programming costs from our Slovak Republic operations, which were consolidated from January 23, 2006, having previously been accounted for as an equity affiliate;

•	US$ 21.8 million of additional programming costs from our Romania operations;

•	US$ 10.8 million of additional programming costs from our Ukraine (STUDIO 1+1) operations;

•
US$ 9.8 million of additional programming costs from our Czech Republic operations, which are included for the entire twelve month periods rather than for the period from acquisition on May 2, 2005 in the prior year;

•	US$ 6.8 million of additional programming costs from our Slovenia operations;

•	US$ 2.6 million of additional programming costs from our newly acquired Ukraine (KINO, CITI) operations; and

•	US$ 1.1 million of additional programming costs from our Croatia operations.

The amortization of acquired programming for each of our operations for 2006, 2005 and 2004, including our operations in the Slovak Republic (MARKIZA TV) for the period prior to January 23, 2006 when they were previously accounted for as an equity affiliate, is set out in the table below. For comparison the table also shows the cash paid for programming by each of our operations in the respective periods. The cash paid for programming by our operations in Croatia, the Czech Republic, Romania, Slovenia, Ukraine and the Slovak Republic (for the period from January 23, 2006) is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

	For the Years Ended December 31, (US$ 000's)
	2006	2005	2004
Program amortization:
Croatia (NOVA TV)	$14,237	$16,373	$3,695
Czech Republic (TV NOVA, GALAXIE SPORT)	27,170	19,154	-
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	30,610	20,132	18,215
Slovak Republic (MARKIZA TV) (post-acquisition)	7,539	-	-
Slovenia (POP TV and KANAL A)	7,164	5,517	5,117
Ukraine (STUDIO 1+1)	28,354	20,295	15,308
Ukraine (KINO, CITI)	1,487	-	-
	116,561	81,471	42,335
Slovak Republic (MARKIZA TV) (pre-acquisition)	1,735	6,970	9,038
	$118,296	$88,441	$51,373

Cash paid for programming:
Croatia (NOVA TV)	$17,165	$16,062	$3,076
Czech Republic (TV NOVA, GALAXIE SPORT)	28,237	26,027	-
Romania (PRO TV, ACASA, PRO CINEMA and PRO TV INTERNATIONAL)	48,277	40,279	22,164
Slovenia (POP TV and KANAL A)	7,067	6,200	5,177
Ukraine (STUDIO 1+1)	38,419	27,019	21,022
Ukraine (KINO, CITI)	1,096	-	-
	140,261	115,587	51,439
Slovak Republic (MARKIZA TV)	12,598	10,692	8,120
	$152,859	$126,279	$59,559

IV. Analysis of the Results of Consolidated Operations

OVERVIEW

We consolidate the financial statements of entities in which we hold at least a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FIN 46 (R) (For further discussion, see Item 8, Note 3, “Summary of Significant Accounting Policies”). We consolidate our operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. We accounted for our operations in the Slovak Republic and Radio Pro in Romania in this manner in 2005 and 2004. We disposed of our remaining investment in Radio Pro in August 2006 (See Item 8, Note 6, “Investments”). Following our acquisition of a controlling interest in our Slovak Republic operations on January 23, 2006, we consolidate these operations (See Item 8, Note 4, “Acquisitions and Disposals, Slovak Republic”)

IV (a) Net Revenues for the years ending December 31, 2006, 2005 and 2004:

	Consolidated Net Revenues
	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement
Croatia	$22,310	$22,030	$280	$22,030	$9,757	$12,273
Czech Republic	208,387	154,010	54,377	154,010	-	154,010
Romania	148,616	103,321	45,295	103,321	73,843	29,478
Slovakia	71,660	-	71,660	-	-	-
Slovenia	54,534	48,770	5,764	48,770	45,388	3,382
Ukraine (STUDIO 1+1)	96,413	72,847	23,566	72,847	53,351	19,496
Ukraine (KINO, CITI)	1,195	-	1,195	-	-	-
Total Consolidated Net Revenues	$603,115	$400,978	$202,137	$400,978	$182,339	$218,639

Our consolidated net revenues increased by US$ 202.1 million, or 50%, for the year ended December 31, 2006 compared to 2005 due to:

•	A US$ 0.3 million increase in the net revenues of our Croatia operations as described above in Item 7, III “Analysis of Segment Results”;

•	A US$ 54.4 million, or 35.3%, increase in the net revenues of our Czech Republic operations as described in Item 7, III “Analysis of Segment Results”;

•	A US$ 45.3 million, or 43.8%, increase in the net revenues of our Romania operations as described above in Item 7, III “Analysis of Segment Results”;

•	The inclusion of US$ 71.7 million of net revenues from our newly consolidated Slovak Republic operations as described in Item 7, III “Analysis of Segment Results”;

•	A US$ 5.8 million, or 11.8%, increase in the net revenues of our Slovenia operations as described above in Item 7, III “Analysis of Segment Results”;

•	A US$ 23.6 million, or 32.4%, increase in the net revenues of our Ukraine (STUDIO 1+1) operations as described above in Item 7, III “Analysis of Segment Results”; and

•	The inclusion of US$ 1.2 million of net revenues from our newly consolidated Ukraine (KINO, CITI) operations as described in Item7, III “Analysis of Segment Results”.

Our consolidated net revenues increased by US$ 218.6 million, or 120% during 2005 compared to 2004.

IV (b) Total Operating Expenses for the years ending December 31, 2006, 2005 and 2004

	Consolidated Operating Expenses
	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement
Operating costs	$90,060	$65,138	$24,922	$65,138	$33,615	$31,523
Cost of programming	227,509	148,837	78,672	148,837	71,793	77,044
Station selling, general and administrative expenses	65,412	46,382	19,030	46,382	22,112	24,270
Depreciation of station property, plant and equipment	25,795	16,367	9,428	16,367	6,429	9,938
Amortization of broadcast licenses and other intangibles	18,813	11,180	7,633	11,180	465	10,715
Corporate operating costs	34,104	25,547	8,557	25,547	29,254	(3,707)
Impairment Charge	748	35,331	(34,583)	35,331	-	35,331
Total Operating Expenses	$462,441	$348,782	$113,659	$348,782	$163,668	$185,114

Total operating expenses increased by US$ 113.7 million, or 32%, in 2006 compared to 2005.

For the year ended December 31, 2005 total operating expenses increased by US$ 185.1 million, or 113%, compared to 2004.

Further detail on the change in the components of Total Operating Expenses is provided below:

Operating Costs: Total consolidated station operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licences and other intangibles as well as station selling, general and administrative expenses) increased by US$ 24.9 million, or 38%, in 2006 compared to 2005 primarily due to:

•	A US$ 1.1 million, or 12%, decrease in the station operating costs of our Croatia operations as described in Item 7, III “Analysis of Segment Results”;

•	Operating costs of our Czech Republic operations increasing by US$ 11.1 million, or 74.8%, as described in Item 7, III “Analysis of Segment Results”;

•	Operating costs of our Romania operations decreasing by US$ 1.2 million, or 7%, as described in Item 7, III “Analysis of Segment Results”;

•	The inclusion of US$ 15.2 million of additional station operating costs relating to our newly consolidated Slovak Republic operations;

•	Operating costs of our Slovenia operations decreasing by US$ 2.0 million, or 17%, as described in Item 7, III “Analysis of Segment Results”;

•	Operating costs of our Ukraine (STUDIO 1+1) operations increasing by US$ 1.5 million, or 11.9%, as described in Item 7, III “Analysis of Segment Results”; and

•	The inclusion of US$ 1.4 million of additional station operating costs relating to our new Ukraine (KINO, CITI) operations.

Total consolidated station operating costs increased by US$ 31.5 million, or 94%, in 2005 compared to 2004.

Cost of Programming: Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 78.7 million or 52.9% in 2006 compared to 2005 primarily due to:

•	A US$ 1.1 million, or 5%, increase in the programming costs of our Croatia operations as described in Item 7, III “Analysis of Segment Results”;

•	A US$ 9.9 million, or 19.6%, increase in the programming costs of our Czech Republic operations as described in Item 7, III “Analysis of Segment Results;

•	A US$ 21.7 million, or 61.8%, increase in the programming costs of our Romania operations as described in Item 7, III “Analysis of Segment Results”;

•	The inclusion of US$ 25.8 million of additional programming costs relating to our newly consolidated Slovak Republic operations;

•
A US$ 6.8 million, or 52.3%, increase in the programming costs of our Slovenia operations station operating costs and expenses of our Slovenia operations as described in Item 7, III “Analysis of Segment Results”; and

•	A US$ 10.8 million, or 36.3%, increase in the programming costs of our Ukraine (STUDIO 1+1) operations as described in Item 7, III “Analysis of Segment Results”; and

•	The inclusion of US$ 2.6 million of additional programming costs from our new Ukraine (KINO, CITI) operations as described in Item 7, III “Analysis of Segment Results”.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 77.0 million, or 107%, in 2005 compared to 2004.

Station Selling, General and Administrative Expenses: Total consolidated station selling, general and administrative expenses increased by US$ 19.0 million, or 41%, in 2006 compared to 2005 primarily due to:

•	A US$ 1.2 million, or 15%, decrease in the station selling, general and administrative expenses of our Croatia operations as described in Item 7, III “Analysis of Segment Results”;

•	A US$ 4.4 million, or 26.3%, increase in the station selling, general and administrative expenses of our Czech Republic operations as described in Item 7, III “Analysis of Segment Results”;

•	A US$ 2.7 million, or 33.8%, increase in the station selling, general and administrative expenses of our Romania operations as described in Item 7, III “Analysis of Segment Results”;

•	The inclusion of US$ 8.5 million of station selling, general and administrative expenses from our newly consolidated Slovak Republic operations;

•	A US$ 0.5 million, or 10.9%, increase in the station selling, general and administrative expenses of our Slovenia operations as described in Item 7, III “Analysis of Segment Results”;

•	A US$ 3.1 million, or 35.9%, increase in the station selling, general and administrative expenses of our Ukraine (STUDIO 1+1) operations as described in Item 7, III “Analysis of Segment Results”; and

•	The inclusion of US$ 0.9 million of station selling, general and administrative expenses from our new Ukraine (KINO, CITI) operation as described in Item 7, III “Analysis of Segment Results”;

Total consolidated station selling, general and administrative expenses increased by US$ 24.3 million, or 110%, in 2005 compared to 2004.

Depreciation of Station Property, Plant and Equipment: Total consolidated depreciation of station property, plant and equipment increased by US$ 9.4 million, or 57.6%, in 2006 compared to 2005 primarily due to:

•	A US$ 2.2 million, or 38%, increase in the depreciation costs of our Czech Republic due to depreciation of newly acquired production equipment assets;

•	A US$ 1.3 million, or 38%, increase in the depreciation costs of our Romania operations due to depreciation of newly acquired production equipment assets;

•	The inclusion of US$ 3.2 million of additional depreciation relating to our newly consolidated Slovak Republic operations;

•	A US$ 1.1 million, or 36%, increase in the depreciation costs of our Slovenia operations as a result of depreciation of newly acquired digital production and editing equipment assets;

•	A US$ 1.2 million, or 76%, increase in the depreciation costs of our Ukraine (STUDIO 1+1) operations due to depreciation of newly acquired studio equipment assets; and

•	The inclusion of US$ 0.4 million of additional depreciation costs of our newly acquired Ukraine (KINO, CITI) operations.

Total consolidated depreciation of station property, plant and equipment increased by US$ 9.9 million, or 154.6%, in 2005 compared to 2004.

Amortization of Broadcast Licenses and Other Intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 7.6 million in 2006 compared to 2005 primarily as a result of the amortization of the broadcast license and customer relationships of our newly consolidated Slovak Republic operations.

Total consolidated amortization of broadcast licenses and other intangibles increased from US$ 0.5 million to US$ 11.2 million in 2005 compared to 2004.

Corporate operating costs (including non-cash stock-based compensation) for the years ending December 31, 2006, 2005, and 2004 were as follows:

	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement
Corporate operating costs (excluding non-cash stock-based compensation)	$30,529	$22,420	$8,109	$22,420	$19,083	$3,337
Non-cash stock-based compensation(1)	3,575	3,127	448	3,127	10,171	(7,044)
Corporate operating costs (including non-cash stock-based compensation)	$34,104	$25,547	$8,557	$25,547	$29,254	$(3,707)
(1) The amounts charged in the years ended December 31, 2005 and 2004 have been restated (for further information, see Item 8, Note 2, “Restatement”).

The increase in corporate operating costs (excluding non-cash stock-based compensation) of US$ 8.1 million in 2006 compared to 2005 was principally due to:

•	an increase in legal expenses in connection with our investments in Ukraine and legal proceedings in respect of our Ukraine operations;

•	professional fees incurred in reviewing our historic stock option granting practices;

•	an increase in staff-related costs caused by an increase in corporate staff as we brought in-house, certain activities that had previously been outsourced; and

•	an increase in business development expenses.

Included within corporate operating costs is a lease-exit charge of approximately US$ 1.6 million (including additional depreciation of US$ 0.3 million) incurred following relocation of our London office;

The increase in corporate costs (excluding non-cash stock-based compensation) in 2005 compared to 2004 was primarily due to:

•	an increase in staff-related costs caused by an increase in corporate staff , and temporary staff costs relating to the acquisition of the TV Nova (Czech Republic) group; and

•
an increase in professional fees in respect of legal, tax and press and public relations expenses relating to advice in connection with our investment in Ukraine, legal proceedings in respect of our Ukraine operations and in connection with the acquisition of our Czech Republic operations and subsequent listing on the Prague Stock Exchange together with an increase in investor relations activity;

partly off-set by:

•	a decrease in business development expenses.

The increase in the charge for non-cash stock-based compensation in 2006 compared to 2005 reflects an increase in the number of stock options issued during 2006 compared to 2005 as well as an increase in the fair value of our stock options as our stock price has increased. The reduction in the charge for non-cash stock-based compensation in 2005 compared to 2004 reflects a reduction in the charge for the options accounted for under FASB interpretation 44, the last of which were exercised on December 15, 2005 (see Item 8, Note 17, “Stock-Based Compensation”).

Impairment charge: In the year ended December 31, 2006, we recognized an impairment charge of US$ 0.7 million with respect to our Croatia operations.

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

We performed a similar review of our Croatia operations in late June 2005 and recorded an impairment charge of US$ 35.3 million at that time, of which US$ 18.6 million was attributable to the broadcast license, US$ 7.0 million to trademarks and US$ 9.7 million to goodwill. Included in the provision for income taxes for the year ended December 31, 2005 is a US$ 5.1 million credit representing a release of deferred tax relating to the impairment charge on the license and trademark.

IV (c) Operating Income for the years ending December 31, 2006, 2005 and 2004

	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement
Operating income	$140,674	$52,196	$88,478	$52,196	$18,671	$33,525

Operating income increased by US$ 88.5 million, or 170%, in the year ended December 31, 2006 compared to 2005. Operating margin was 23% compared to 13% in 2005.

Operating income increased by US$ 33.5 million, or 180%, in the year ended December 31, 2005 compared to 2004. Operating margin was 13% compared to 10% in 2004.

IV (d) Other expense items for the years ending December 31, 2006, 2005 and 2004

	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement
Interest income	$6,365	$4,124	$2,241	$4,124	$4,318	$(194)
Interest expense	(44,228)	(29,387)	(14,841)	(29,387)	(1,203)	(28,184)
Foreign currency exchange (loss)/gain, net	(44,908)	37,968	(82,876)	37,968	(574)	38,542
Other income/(expense)	3,038	(4,705)	7,743	(4,705)	(698)	(4,007)
Change in fair value of derivatives	(12,539)	-	(12,539)	-	-	-
Provision for income taxes	(14,962)	(16,691)	1,729	(16,691)	(11,089)	(5,602)
Minority interest in income of consolidated subsidiaries	(13,602)	(8,908)	(4,694)	(8,908)	(4,106)	(4,802)
Equity in (loss)/income of unconsolidated affiliates	(730)	8,238	(8,968)	8,238	10,619	(2,381)
Gain on sale of unconsolidated affiliate	6,179	-	6,179	-	-	-
Discontinued operations	(4,863)	(513)	(4,350)	(513)	2,524	(3,037)

Interest income increased by US$ 2.2 million in 2006 compared to 2005 primarily as a result of our maintaining a higher average cash balance in 2006. Interest income decreased by US$ 0.2 million in 2005 compared to 2004 primarily as a result of our maintaining a lower average cash balance in 2005 compared to 2004 and investments in short-term securities.

Interest expense increased by US$ 14.8 million in 2006 compared to 2005 primarily as a result of a full year interest charge relating to our Senior Notes issued in May 2005 (see Item 8, Note 7, “Senior Notes”). Interest expense increased by US$ 28.2 million in 2005 compared to 2004.

Foreign currency (loss)/gain: During 2006, we recognized a US$ 44.9 million loss primarily as a result of the strengthening of the Euro against the US dollar over that period. Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 50.8 million on the Senior Notes due to movements in the spot rate between December 31, 2005 and December 31, 2006.

In 2005 we recognized a foreign currency exchange gain of US$ 38.0 million compared to a loss of US$ 0.6 million in 2004. This was primarily due to the strengthening of the US dollar between May 2005, when we issued our Senior Notes, and December 31, 2005.

Other income/(expense): We recognized income of US$ 3.0 million in 2006 following the release of provisions against certain historic tax contingencies within our Romania operations.

The expense of US$ 4.7 million in 2005 was primarily a result of a US$ 3.4 million fee incurred to secure bridge financing for our acquisition of the TV NOVA (Czech Republic) group in May 2005. We did not ultimately utilize this bridge financing.

Change in fair value of derivatives: During 2006, we incurred a US$ 12.5 million loss as a result of the change in the fair value of the currency swaps entered into on April 27, 2006. For further information, see Item 8, Note 14, “Financial Instruments”.

Provision for income taxes: Provision for income taxes was US$ 15.0 million in 2006, at an effective tax rate of 30.9%, compared to US$ 16.7 million, at an effective tax rate of 27.8%, in 2005. In 2006 our stations paid income taxes at rates ranging from 16.0% in Romania to 25.0% in Slovenia and Ukraine. Our effective tax rate in 2005 benefited from a deferred tax credit of US$ 5.1 million with respect to the impairment of our Croatia operations (For further information see Item 8, Note 5, “Goodwill and Intangible Assets, Impairment”). We recorded a provision for income taxes of US$ 11.1 million in 2004. For further information on taxes, see Item 8, Note 16, “Income Taxes”.

Minority interest in income of consolidated subsidiaries: Minority interest in the income of consolidated subsidiaries was US$ 13.6 million in 2006 compared to US$ 8.9 million in 2005 and US$ 4.1 million in 2004. This is as a result of higher profitability of our Romania, Slovak Republic and Ukraine operations.

Equity in (loss)/income of unconsolidated affiliates: As explained in Item 1, “Business”, some of our broadcasting licenses were held by unconsolidated affiliates over which we had minority blocking rights but not majority control. These affiliates were accounted for using the equity method.

Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006, when we acquired majority control of the license company via our acquisition of ARJ (for further information see Item 8, Note 4, “Acquisitions and Disposals, Slovak Republic”). We disposed of our Romanian equity affiliate on August 11, 2006 (for further information see Item 8, Note 6, “Investments”).

	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement
Slovak Republic operations	$(737)	$8,240	$(8,977)	$8,240	$10,382	$(2,142)
Romania operations	7	(2)	9	(2)	237	(239)
Slovenia operations	-	-	-	-	-	-
Equity in (loss)/income of unconsolidated affiliates	$(730)	$8,238	$(8,968)	$8,238	$10,619	$(2,381)

Gain on sale of unconsolidated affiliate:We recognized a gain of US$ 6.2 million on the sale of our investment in Radio Pro to Media Pro, a company controlled by Adrian Sarbu on August 11, 2006. For further information, see Item 8, Note 6, “Investments”.

Discontinued operations: The amounts charged to the consolidated statements of operations in respect of discontinued operations are as follows:

	For the Years Ended December 31, (US$ 000’s)
	2006	2005	Movement	2005	2004	Movement

Gain on disposal of discontinued operations	$-	$164	$(164)	$164	$146	$18
Tax on disposal of discontinued operations	(4,863)	(677)	(4,186)	(677)	2,378	(3,055)
Discontinued operations	$(4,863)	$(513)	$(4,350)	$(513)	$2,524	$(3,037)

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. On October 23, 2003 we sold our 93.2% participation interest in CNTS, our former Czech Republic operating company, for US$ 53.2 million.

The revenues and expenses of our former Czech Republic operations and the award income and related legal expenses have therefore all been treated as discontinued operations for each year. The amounts charged to discontinued operations in 2006 largely represent revised estimates of additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004.

For additional information, see Item 8, Note 20, “Discontinued Operations”.

IV (e) Consolidated Balance Sheet as at December 31, 2006 compared to December 31, 2005

The principal components of our Consolidated Balance Sheet at December 31, 2006 have increased compared to December 31, 2005. These increases are summarized below:

Summarized Consolidated Balance Sheet (US$ 000’s)	December 31, 2006	December 31, 2005	Movement
Current assets	$413,616	$286,926	$126,690,
Non-current assets	1,405,384	1,101,924	303,460
Current liabilities	182,961	206,961	(24,000)
Non-current liabilities	574,084	488,099	85,985
Minority interests in consolidated subsidiaries	26,189	13,237	12,952
Shareholders’ equity	1,035,766	680,553	355,213

Current assets: Current assets have increased US$ 126.7 million at December 31, 2006 compared to December 31, 2005, primarily as a result of the receipt of the cash proceeds from the offering of 2,530,000 shares of Class A Common Stock completed on March 29, 2006, partially offset by the use of cash to fund acquisitions and reduce amounts drawn under credit facilities. Accounts receivable increased by US$ 55.1 million, as our operations in the Czech Republic and Romania enjoyed strong growth, and approximately US$ 22.4 million of the increase in the value of our current assets was due to consolidation of our Slovak Republic operations following our acquisition of ARJ on January 23, 2006.

Non-current assets: Non-current assets have increased US$ 303.5 million at December 31, 2006 compared to December 31, 2005, primarily as a result of the impact of the weakening US dollar on the retranslation of our Czech Crown-denominated assets in the Czech Republic, as well as the recognition of additional goodwill and other intangible assets following the acquisition of an additional 5% stake in our Romania operations. Of the increase in the value of our non-current assets, approximately US$ 40.5 million was due to the consolidation of the non-curent assets of our Slovak Republic operations following the acquisition of ARJ on January 23, 2006.

Current liabilities: Current liabilities have decreased US$ 24.0 million at December 31, 2006 compared to December 31, 2005, primarily as a result of the repayment of US$ 25.1 million of amounts due under credit facilities in the Czech Republic, and the payment of deferred consideration of US$ 24.4 million relating to the acquisition of our Czech Republic operations, partially offset by an increase of US$ 25.9 million in accounts payable and an additional US$ 13.4 million of accrued programming liabilities. Consolidation of the liabilities of our Slovak Republic operations following the acquisition of ARJ on January 23, 2006 has increased the value of our current liabilities by approximately US$ 12.7 million.

Non-current liabilities: Non-current liabilities have increased US$ 86.0 million at December 31, 2006 compared to December 31, 2005, reflecting a US$ 50.9 million increase in the value of our Senior Notes as a result of the movement in the spot rate between December 31, 2005 and December 31, 2006, as well as recognition of an additional US$ 15.9 million of deferred tax liabilities and a liability of US$ 12.5 million on the revaluation of the currency swaps entered into in April 2006.

Minority interests in consolidated subsidiaries: Minority interests in consolidated subsidiaries have increased US$ 13.0 million at December 31, 2006 compared to December 31, 2005, primarily as a result of the recognition of a minority interest in our newly consolidated Slovak Republic operations, which had previously been reported as an equity accounted affiliate, as well as improved profitability of our Romania and Ukraine operations.

Shareholders’ equity: Total shareholders’ equity has increased US$ 355.2 million at December 31, 2006 compared to December 31, 2005, primarily as a result of the sale in a public offering of 2,530,000 shares of Class A Common Stock on March 29, 2006 for net proceeds of approximately US$ 168.7 million.

The remaining movement in shareholders’ equity relates to an increase in Accumulated Other Comprehensive Income (US$ 157.5 million), proceeds from the exercise of stock options (US$ 3.7 million), stock-based compensation charge (US$ 4.9 million), and net income for the year ended December 31, 2006 of US$ 20.4 million.

V. Liquidity and Capital Resources

V (a) Summary of cash flows:

Cash and cash equivalents increased by US$ 74.2 million during the year ended December 31, 2006. The change in cash and cash equivalents is summarized as follows:

(US$ 000’s)	For the Years Ended December 31,
	2006	2005	2004

Net cash generated from continuing operating activities	$73,395	$3,544	$2,415
Net cash used in continuing investing activities	(126,955)	(298,803)	(57,009)
Net cash received from financing activities	132,400	225,359	1,886
Net cash used in discontinued operations - operating activities	(1,690)	(2,000)	(9,463)
Net cash received from discontinued operations - investing activities	-	-	20,349
Impact of exchange rate fluctuations on cash	(2,904)	(9,010)	2,144
Net increase / (decrease) in cash and cash equivalents	$74,246	$(80,910)	$(39,678)

Operating Activities

Cash generated from continuing operations in 2006 increased US$ 69.9 million to US$ 73.4 million. This reflects (i) the level of cash generated by our Czech Republic operations, which has been consolidated for a full year in 2006 rather than for the period from acquisition on May 2, 2005; (ii) consolidation of our Slovak Republic operations; and (iii) improved station performance in Romania, Slovenia and Ukraine (Studio 1+1), partially offset by negative cash flows of our Croatia and Ukraine (KINO, CITI) operations.

Cash generated from continuing operations was reduced in 2006 by US$ 10.0 million, and in 2005 by US$ 41.6 million, by repayment of the settlement liability of the TV Nova (Czech Republic) group, described in greater detail below. Excluding these repayments, cash generated from continuing operating activities increased by US$ 41.5 million in 2006.

Cash generated from continuing operations in 2005 increased US$ 1.1 million to US$ 3.5 million, despite having made a US$ 41.6 million partial repayment of the settlement liability of the TV Nova (Czech Republic) group. The settlement liability represented an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost, spol. s.r.o. (“CNTS”) and  the PPF Group dated December 19, 2003. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and has been refinanced at lower interest rates using our credit facilities from Ceska Sporitelna, a.s. The income from refinancing appears within net cash received from financing operations and the remaining US$ 10.0 million was settled in January 2006.

Excluding the payment of the settlement liability, cash generated from operating activities was US$ 45.2 million. This reflects the level of cash generated by our Czech Republic operations, improved station performance in Romania and Ukraine, and an increase in dividends received from our Slovak Republic operations. These were partially offset by negative cash flows of our Croatia operations.

In 2004, net cash generated by continuing operations of US$ 2.4 million was after decreases in working capital for increased accounts receivable (US$ 9.1 million), increased investment in program rights (US$ 45.4 million) and other assets (US$ 4.6 million) and decreased accounts payable and accrued liabilities (US$ 13.6 million).

Investing Activities

Cash used in investing activities decreased US$ 171.8 million from 2005 to US$ 127.0 million in 2006. Our investing cash flows in 2006 were primarily comprised of:

•	Capital expenditure of US$ 60.4 million, largely in respect of the expansion of our broadcasting facilities and equipment in Romania and the Czech Republic;

•	A payment of US$ 30.1 million in connection with our acquisition of ARJ (see Item 8, Note 4, “Acquisitions and Disposals, Slovak Republic”);

•	A payment of US$ 27.2 million in connection with the 5% increase in our holding of our Romanian operations (see Item 8, Note 4, “Acquisitions and Disposals, Romania”);

•	A payment of EUR 8.0 million (approximately US$ 10.3 million) in connection with our acquisition of our 10% stake in Media Pro (see Item 8, Note 6, “Investments”); and

•	A payment of a further US$ 2.0 million following completion of our acquisition of a 65.5% stake in Ukrpromtorg-2003 LLC (see Item 8, Note 4, “Acquisitions and Disposals, Ukraine”).

In 2005, net cash used in investing activities of US$ 298.8 million consisted primarily of the following:

•
Total cash payments of US$ 218.1 million (net of cash acquired of US$ 35.6 million) for the acquisition of the TV Nova (Czech Republic) group in May 2005 (see item 8, Note 4, “Acquisitions and Disposals, Czech Republic”). The remainder of the total purchase price of US$ 909.5 million consisted of non-cash items, including:

•	the issuance of 3.5 million shares of Class A Common Stock (US$ 120.9 million);

•	the incurrence of US$ 491.7 million of short-term indebtedness to PPF (which was repaid in cash on May 5, 2005);

•	forgiveness of a US$ 18.5 million balance categorized as “Other Receivable” in our Consolidated Balance Sheet as at December 31, 2004; and

•	the placement of US$ 24.7 million of cash into escrow as the second and final payment to Mr. Krsak;

•	A payment of US$ 20.0 million in connection with the 5% increase in our holding of our Romania operations;

•	A payment of US$ 2.1 million in connection with our acquisition of Galaxie Sport;

•	A payment of Euro 4.7 million (approximately US$ 5.7 million) to acquire the remaining 3.15% interest in Pro Plus;

•	Advance payments of US$ 5.1 million with respect to our acquisition of a 65.5% interest in Ukrpromtorg 2003 LLC (see Item 8, Note 4, “Acquisitions and Disposals, Ukraine”);

•	Capital expenditures of approximately US$ 26.5 million, primarily related to upgrades of broadcasting facilities and production equipment; and

•
A net increase in restricted cash of US$ 18.6 million, of which US$ 24.6 million was a result of the acquisition of the TV Nova (Czech Republic) group, US$ 0.7 million of other increases, and a reduction of US$ 6.7 million being the second payment for our acquisition of our Croatia operations.

In 2004, net cash used in investing activities of US$ 57.0 million was due to investments in subsidiaries and unconsolidated affiliates, primarily in Croatia and Romania, of US$ 35.8 million, investment in property, plant and equipment of US$ 10.8 million, and increased restricted cash of US$ 10.1 million relating to cash held in escrow for the acquisition of our Croatia operations.

Financing Activities

Net cash received from financing activities decreased US$ 93.0 million from 2005 to US$ 132.4 million in 2006. Net proceeds from financing activities in 2006 consisted primarily of the following:

•	Receipt of approximately US$ 168.7 million (net of fees) from a public offering of 2,530,000 shares of our Class A Common Stock;

•	Receipts of US$ 36.7 million from drawing on credit facilities in Czech Republic and Slovenia, largely to finance the acquisition of ARJ and the increased investment in our Romania operations; and

•	Repayment of US$ 75.3 million of amounts drawn under the same credit facilities.

Net proceeds from financing activities of US$ 225.4 million in 2005 consisted primarily of the following:

•
Net proceeds of approximately US$ 465.1 million from the issuance of our Senior Notes (see Item 8, Note 7, “Senior Notes”). The proceeds from this loan were used to finance part of the acquisition of the TV Nova (Czech Republic) group;

•
Net proceeds from the issuance of Class A Common Stock of approximately US$ 236.5 million, of which US$ 230.6 million was raised from the issuance of 5.4 million shares of Class A Common Stock, the proceeds of which were used for our acquisition of the TV Nova (Czech Republic) group and approximately US$ 5.9 million from stock option exercises;

•
Proceeds from borrowing of our Czech Republic operations (US$ 42.7 million) and our Slovenia operations (US$ 23.2 million). US$ 41.6 million of the proceeds from the borrowings of our Czech Republic operations were used to repay the settlement liability discussed in Operating Activities above;

•	Repayments of indebtedness by our Czech Republic operations (US$ 8.0 million), our Slovenia operations (US$ 31.7 million) and our Croatia operations (US$ 0.3 million); and

•	Repayments of short-term indebtedness to PPF for the purchase of the TV Nova (Czech Republic) group (US$ 491.7 million) and Galaxie Sport (US$ 3.0 million).

In 2004, net cash received from financing activities of US$ 1.9 million was due to the issuance of shares of Class A Common Stock of US$ 4.2 million relating to warrants and stock options being exercised, offset by net repayments under certain credit facilities and capital leases (US$ 2.3 million).

Discontinued Operations

Pursuant to the agreement we entered into with the Dutch tax authorities on February 9, 2004, we paid US$ 1.7 million in 2006 compared to US$ 2.0 million during 2005.
In 2004, we paid taxes of US$ 9.0 to the Dutch tax authorities pursuant to this agreement and incurred US$ 0.5 of other expenses in connection with the disposal of our former Czech Republic operations. We also received a second payment (of US$ 20.3 million) from PPF in respect of the sale of CNTS, our former Czech Republic operating company.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future subject to the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook”, below.

Our ongoing source of cash at the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to us, or to other shareholders where appropriate. Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. Except as set forth below, our voting power is sufficient to compel the making of distributions.

In the case of Nova TV (Croatia), distributions may be paid from net profits subject to a reserve of 5% of annual profits until the aggregate reserves equal 5% of the registered capital of Nova TV (Croatia). In the case of CET 21, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equal 10% of the registered capital of CET 21. In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote is required in order for Pro TV to make distributions and we have sufficient voting power to compel distributions of dividends. In the case of STS, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. As of January 23, 2006, we had a sufficient majority to compel the distributions of dividends by STS. In the case of Pro Plus, distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Studio 1+1, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equals 25% of the registered capital of Studio 1+1. We do not have a sufficient majority in Studio 1+1 to compel the distribution of dividends. In the case of Intermedia, Innova and IMS, distributions may be paid from their profits and there is no reserve requirement for these companies. Our voting power in Innova and IMS is sufficient to compel the distribution of dividends.

STS made dividend distributions to us in 2006, 2005, and 2004; Pro TV made dividend distributions to us in 2006 and 2005, and Pro Plus made dividend distributions to us in 2006 and 2004. We also received payments of loan principal and interest from our operations in the Czech Republic, Romania and Ukraine.

As at December 31, 2006 and 2005 the operations had the following unsecured intercompany balances owing to their respective holding companies:

Operating segment (US$ 000's)	December 31, 2006	December 31, 2005
Croatia	$67,623	$40,166
Czech Republic	434,897	441,569
Romania	25,620	28,873
Slovak Republic	23,670	88
Slovenia	-	39
Ukraine (STUDIO 1+1)	-	10,617
Ukraine (KINO, CITI)	4,621	-
Total	$556,431	$521,352

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at December 31, 2006 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt - principal	$501,816	$12,350	$1,870	$305	$487,291
Long-Term Debt - interest	266,857	41,895	83,839	83,635	57,488
Capital Lease Obligations	6,735	998	1,450	864	3,423
Operating Leases	7,729	3,983	2,567	1,179	-
Unconditional Purchase Obligations	124,895	115,668	9,064	13	150
Other Long-Term Obligations	25,089	21,981	3,108	-	-
Total Contractual Obligations	$933,121	$196,875	$101,898	$85,996	$548,352

Long-Term Debt

As at December 31, 2006 we had the following debt outstanding:

		December 31, 2006 (US$ 000’s)
Corporate	(1) - (2)	$487,291
Croatia operations	(3)	847
Czech Republic operations	(4) - (6)	11,975
Slovenia operations	(7)	-
Ukraine operations	(8)	1,703
Total		$501,816

(1)
In May 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 and EUR 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (9.23% was applicable at December 31, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15.

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

As of December 31, 2006, Standard & Poor’s senior unsecured debt rating for our Senior Notes remained unchanged from December 31, 2005 at B+, with a corporate credit rating of BB- / stable. At December 31, 2006, Moody’s Investors Service’s rating of both our corporate credit rating and our Senior Notes due 2012 was Ba3 stable.

(2)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 131.7 million) arranged by the European Bank for Reconstruction and Development (the “Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for up to EUR 50.0 million in aggregate. Initial drawings up to EUR 100.0 million will be used for certain specified projects in Central and Eastern Europe.

The Loan bears interest at a rate of three-month EURIBOR plus 2.75% on the drawn amount. The available amount of the Loan amortizes by 7.5% every six months from May 2008 to November 2009, then by 15% in May 2010 and November 2010, and by 40% in May 2011. There were no drawings under this facility as at December 31, 2006.

Covenants contained in the Loan are in line with those contained in our Senior Notes (see Item 8, Note 7, “Senior Notes"). In addition, the Loan’s covenants restrict us from making principal repayments on other debt of greater than US$ 20.0 million per year for the life of the Loan. This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

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

(3)
A total of EUR 0.6 million (approximately US$ 0.8 million) was drawn down under two loan agreements our Croatia operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of three-month EURIBOR plus 2.50% and are repayable in quarterly instalments until April 1, 2011. As at December 31, 2006, an aggregate rate of 6.00% applied to these loans. These loan facilities are secured by certain fixed assets of OK, which as at September 30, 2006 have a carrying amount of approximately US$ 0.1 million.

(4)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 57.5 million) with Ceska Sporitelna, a.s. (“CS”). The final repayment date is October 31, 2009. This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS. As at December 31, 2006, there were no drawings under this facility.

(5)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 12.0 million) with CS, which matures on April 30, 2007. This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. A preliminary agreement has been reached to extend this facility for 12 months from maturity. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. As at December 31, 2006, the full CZK 250.0 million (approximately US$ 12.0 million) was drawn under this facility bearing interest at an aggregate 4.20% (the applicable three-month PRIBOR rate at December 31, 2006 was 2.55%).

(6)
As at December 31, 2006, there were no drawings under a CZK 600.0 million (approximately US$ 28.7 million) factoring facility with Factoring Ceska Sporitelna, a.s., a subsidiary of CS. This facility is available until March 31, 2010 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(7)
A revolving five-year facility agreement was entered into by Pro Plus for up to EUR 37.5 million (approximately US$ 49.4 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at December 31, 2006, there were no drawings under this revolving facility.

(8)
On August 16, 2006 and November 6, 2006, our Ukraine (KINO, CITI) operations entered into US$ 0.9 million and US$ 0.6 million, three-year loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg. These loans are unsecured and bear interest at 9.0%. Our partners have also extended short-term non-interest bearing loans to our Ukraine (KINO, CITI) operations amounting to US$ 0.2 million.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.8 million. For more information on our capital lease obligations see Item 8, Note 13, “Credit Facilities and Obligations under Capital Leases”

Operating Leases

For more information on our operating lease commitments see Item 8, Note 21, “Commitments and Contingencies, Commitments”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments. At December 31, 2006, we had commitments in respect of future programming of US$ 98.0 million (December 31, 2005: US$ 51.8 million). This includes contracts signed with license periods starting after December 31, 2006. For more information on our programming commitments see Item 8, Note 21, “Commitments and Contingencies, Commitments”.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 5.5 million (see Item 8, Note 21, “Commitments and Contingencies”).

In addition to the amounts disclosed above, Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter. Mr. Sarbu’s right to put the remaining 4.79% shareholding is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put our 10.0% in Media Pro. As at December 31 2006, we consider the fair value of this put option to be approximately US$ nil (2005: US$ nil).

V (d) Cash Outlook

The issuance of the EUR 370.0 million (approximately US$ 480.0 million at the time of issuance) Senior Notes for the acquisition of the TV Nova (Czech Republic) group in May 2005 increased our leverage and we have significant debt service obligations in respect of the Senior Notes. In addition, the terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets. Net cash proceeds from the issuance of new shares of our Class A Common Stock of US$ 168.7 million in March 2006 significantly reduced our net debt and provides a useful source of funds to allow investment flexibility, including acquisitions better suited to equity rather than debt financing. On July 21, 2006, we entered into a five-year EUR 100.0 million revolving loan facility, which, once fully drawn, can be used for general corporate purposes to further increase our financing flexibility, and will reduce our average cost of debt.

Our future cash needs will depend on our overall financial performance, our ability to service the indebtedness incurred under the Senior Notes as well as other indebtedness incurred by us and any future acquisition, investment and development decisions. Our ability to raise further funds through external debt facilities depends on our satisfaction of a leverage ratio under the Senior Notes. In the short-term we are able to fund our operations from cash generated from operations, our current cash resources (US$ 145.9 million, at December 31, 2006) and available undrawn credit facilities (US$ 239.0 million, at December 31, 2006).

We expect to invest US$ 60-70 million on capital expenditure in 2007, and approximately US$ 10 million furthering the development of our non-broadcast operations.

Our Croatia operations continue to require funding to improve our ratings performance and increase our market share. We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 26.0 million during 2007, and have provided US$ 7.2 million in cash funding to Nova TV (Croatia) in the three months ended December 31, 2006.

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998. As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of SIT 1,073.0 million (approximately US$ 5.3 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus. On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest. Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid. On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to SIT 636.8 million (approximately US$ 3.1 million) in aggregate principal amount. Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities to defer the demand for payment until a final judgment has been issued, and the tax authorities have so agreed. On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities. The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. We do not have a provision in our financial statements in relation to this legal action.

V (f) Off-Balance Sheet Arrangements

None.

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Note 3 to our consolidated financial statements that are included in Item 8. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Program Rights

Program rights consist of programming acquired from third parties and programming produced locally and forms an important component of our station broadcasting schedules. Program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use. Program rights are amortized on a systematic basis over their expected useful lives. Both films and series are amortized as shown with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run. For program rights acquired under a standard two-run license, we generally amortize 65% after the first run and 35% after the second run. The program library is evaluated at least annually to determine if expected revenues are sufficient to cover the unamortized portion of each program. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the Consolidated Balance Sheet and the annual programming amortization charge recorded in the Consolidated Statement of Operations.

Goodwill and intangible assets

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill.

The fair value assigned to identifiable intangible assets acquired is supported by valuations that involve the use of a large number of estimates and assumptions provided by management. To assist in the valuation process, we have on occasion utilized the services of independent valuation consulting firms. If we had made different estimates and assumptions, the valuations of identifiable intangible assets could have changed, and the amount of purchase price attributable to these assets could have changed, and led to a corresponding change in the value of goodwill.

The assumptions and estimates that we have applied vary according to the date, location and type of assets acquired for each of our acquisitions. For example, some of the assumptions and estimates that we have used in determining the value of acquired broadcast licenses are as follows: methodology applied in valuation, discount rate (being the weighted average cost of capital and applicable risk factor), useful life of license (definite or indefinite) and probability of renewal, audience share growth and advertising market share, power ratio and growth, revenue growth for the forecast period and then in perpetuity, operating margin growth, future capital expenditure and working capital requirements, future cost saving as a result of the switch from an analog to a digital environment, inflation, and workforce cost, among others.

All assumptions and estimates applied were based on best estimates at the respective acquisition dates.

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

The fair value of goodwill is determined using an income methodology estimating projected future cash flows related to each reporting unit, which we determine to be our business segments (Croatia, Czech Republic, Romania, Slovak Republic, Slovenia and Ukraine). These projected future cash flows are discounted back to the valuation date. Significant assumptions inherent in the methodology employed include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units.

A change in these assumptions resulting in an hypothetical 10% decrease to the fair values of each reporting unit would not result in any of our reporting units having a fair value that is less than the carrying value of the reporting unit on our balance sheet. If fair value were less than carrying value, we would be required to record a charge for the impairment of goodwill related to the impaired reporting unit. We recognized impairment losses during 2006 and 2005 in our Croatia operations. There was no such impairment in any of our operations during 2004.

Impairment or disposal of long-lived assets

Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, including customer relationships and certain broadcast licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.

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

Foreign exchange

Our reporting currency and functional currency is the US dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. In addition, our Senior Notes are denominated in Euros. Our operations in Romania and Ukraine, which account for approximately 41% of our 2006 consolidated revenues, and our corporate holding companies, have a functional currency of the US dollar however all our other operations have functional currencies other than the US dollar.

We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our Consolidated Statement of Operations; we recognized a transaction gain of US$ 38.0 million in 2005 and a transaction loss of US$ 44.9 million in 2006, largely as a result of the change in the US dollar value of our EUR-denominated Senior Notes.

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

Determination of the functional currency of an entity requires considerable management judgment, which is essential and paramount in this determination. This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured. If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some or all of our operations, potentially changing the amounts we report as transaction gains and losses in the Consolidated Statement of Operations as well as the Translational gains and losses charged or credited to Accumulated Other Comprehensive Income/(Loss). In establishing that policy, specific facts and circumstances should be considered carefully, and judgment should be exercised as to what types of information might be most useful to investors.

On May 2, 2005, we made a loan of US$ 465.5 million to a 100% wholly-owned subsidiary holding our operations in the Czech Republic. This loan was converted to CZK 11,425 million during the second quarter of 2005 and CZK 738 million (US$ 30.5 million at the date of conversion) of this balance was capitalized as equity on August 25, 2005. The loan has a balance of CZK 10,687 million (US$ 511.9 million) as at December 31, 2006.

During the year ended December 31, 2006, a foreign exchange adjustment of US$ 77.2 million arose on inter-company foreign currency transactions, primarily consisting of this inter-company loan. As these transactions are long-term in nature as contemplated by FAS 52 “Foreign Currency Translation” paragraph 20(b), the foreign exchange adjustments are reported in the same manner as translation adjustments in “Other Comprehensive Income”, a separate component of equity. Foreign exchange adjustments on inter-company transactions that are not long-term in nature are included in our determination of net income, and accordingly if we determined that the loan was no longer long-term in nature we would be required to record subsequent foreign exchange adjustments as income or expense in our Consolidated Statement of Operations.

Contingencies

We are currently involved in certain legal proceeding and, as required, accrue our estimate of the probable costs for the resolution for these claims. These estimates have been developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Item 8, Note 21, “Commitments and Contingencies” for more detailed information on litigation exposure.

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

Related Party Transactions

Croatia

We contract with Concorde Media Beteiligungsgesellschaft mbH for the purchase of program rights. This is a company connected to Dr. Herbert Kloiber, a Director of Central European Media Enterprises Ltd. Our total purchases from Concorde Media Beteiligungsgesellschaft mbH during 2006 were US$ 0.3 million (2005: US$ nil, 2004: US$ nil).

Czech Republic

We have no related party transactions in the Czech Republic.

Romania

The total purchases from companies related or connected with Adrian Sarbu in 2006 were approximately US$ 23.4 million (2005: US$ 12.0 million, 2004: US$ 6.9 million).  The purchases were mainly for programming rights and for various technical, production and administrative related services.  The total sales to companies related or connected with Adrian Sarbu in 2006 were approximately US$ 2.5 million (2005: US$ 0.4 million, 2004: US$ 0.1 million).  At December 31, 2006, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 2.1 million (2005: US$ 1.4 million). At December 31, 2006, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 0.8 million (2005: US$ 0.5 million, 2004: US$ 0.6 million).

In addition, we purchased land with a value of US$ 8.5 million (EUR 6.5 million) (as determined by an independent appraisal) from a company controlled by Adrian Sarbu in December 2006. The investment represents an opportunity to secure suitable accommodation for Pro TV at a time when the real estate market is experiencing significant growth. It will enable future growth in a location housing both office space and the newly built digital studios. At December 31, 2006, US$ 8.3 million was recorded as a payable to this company.

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (for further information, see Item 8, Note 4, “Acquisitions and Disposals, Romania”). On February 28, 2005 we acquired 2% of Pro TV and MPI from Mr. Sarbu for US$ 5.0 million and on July 29, 2005 we acquired an additional 3% of Pro TV and MPI from Mr. Sarbu for US$ 15.0 million (see Item 8, Note 4, “Acquisitions and Disposals, Romania”). Under a put option agreement with Mr. Sarbu entered into in July 2004, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us at a price, to be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold. This put is exercisable from November 12, 2009 for a twenty-year period thereafter.

On March 29, 2004, we acquired an additional 14% share in each of our consolidated subsidiaries MPI and Pro TV from a company controlled by Mr. Sarbu, for purchase consideration of US$ 20.3 million.

We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision.

Until March 29, 2004, we held a 44.0% interest in Radio Pro, a radio broadcaster in Romania. In order to comply with Romanian Media Council regulations following our acquisition of an additional 14.0% interest in MPI and Pro TV, it was necessary to reduce our holding in Radio Pro to 20.0%, which we achieved by selling 24.0% of our stake to Mr. Sarbu, for consideration of US$ 0.04 million with a resulting loss on disposal of US$ 0.02 million. The consideration was determined by an independent valuation of Radio Pro.

On August 11, 2006 we acquired a 10.0% interest in Media Pro. The remaining 90.0% of Media Pro is held by Mr. Sarbu. In consideration for the purchase of this interest, we paid EUR 8.0 million (approximately US$ 10.1 million at the date of acquisition) in cash and transferred our existing 20.0% investment in Radio Pro. As a result of this transaction, we recorded a gain of US$ 6.2 million on disposal.

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 16.5 million) and the value of our investment, as determined by an independent valuer. This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu. For more information, see Item 8, Note 4, “Acquisitions and Disposals, Romania”.

Slovenia

We have no related party transactions in Slovenia during 2006. On June 24, 2005, we acquired from Marijan Jurenec, director of our Adriatic regional operations, his remaining 3.15% interest in Pro Plus for Euro 4.7 million (approximately US$ 5.7 million at the date of acquisition).

Slovak Republic

STS, our former operating company in the Slovak Republic that was merged into Markiza on January 1, 2007, had a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of television programs. Many of these contracts were for the production of programs that required specialist studios and specific broadcast rights. Total purchases from these companies in 2006 amounted to US$ 0.8 million (2005: US$ 0.5 million, 2004: US$ 0.4 million).

STS also purchased advertising space relating to print media from companies connected with Mr Kovacik in 2006 with a value of US$ 1.5 million during 2006.

STS also sold advertising time through an advertising agency controlled by Jan Kovacik. The total 2006 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 0.4 million (2005: US$ 0.2 million, 2004: US$ 1.9 million), and the total amount due to STS from this agency at December 31, 2006 was US$ 0.1 million (2005: US$ nil: 2004 US$ 0.4 million).

On December 1, 2005 we repaid STS, our equity-accounted affiliate in the Slovak Republic, SKK 228 million (approximately US$ 7.1 million at the time of repayment) in settlement of the principal and interest due on a loan that had been advanced to us in 2002 and 2003. The loan bore interest at a rate of three-month Bratislava Inter-Bank Offered Rate (“BRIBOR”) plus 2.2%.

Ukraine

Prior to 2006, we contracted with Contact Film Studios for the production of certain television programs. This company was connected to Boris Fuchsmann, the 40% shareholder in, and joint Managing Director of Innova, which is one of the operating companies for the Studio 1+1 group. Our total purchases from Contact Film Studios in 2006 were US$ nil (2005: US$ 0.1 million, 2004: US$ 0.1 million).

In 1998 we made a loan to Mr. Fuchsmann with a total balance outstanding at December 31, 2006 of US$ 2.2 million (2005: US$ 2.5 million). The interest rate on this loan is US$ three-month LIBOR+3%, subject to a minimum of 5%.

We contract with Vabank for the provision of banking services. This is a bank connected to Boris Fuchsmann through his presence on the bank’s Supervisory Board. Our balance on the current account with the bank was US$ 9.4 million as of December 31, 2006 (2005: US$ 5.0 million). Commission and other expenses incurred by us in respect of the banking services rendered by Vabank amount to US$ 0.2 million for the twelve months ended December 31, 2006. Interest of US$ 0.4 million was earned on funds on deposit with Vabank.

Innova Marketing is a company 100% owned and managed by Boris Fuchsmann. Innova Marketing renders consulting services to Innova. The amount of such services provided in 2006 was US$ 0.1 million (2005: US$ 0.1 million).

Alexander Rodnyansky, the former general director and current Honorary President of Studio 1+1, continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Our total purchases from CTC in 2006 were US$ 0.1 million (2005: US$ 0.2 million, 2004: US$ 0.1 million). In addition, we recorded revenue of US$ 0.8 million during 2006 from CTC relating to production of programming.

In addition to the above, we contract with Sablock, a company connected to Mr. Rodnyansky, for license rights costs. Our total purchases during 2006 were US$ 4.0 million. At December 31, 2006, we have recorded a liability to Sablock of US$ 1.3 million.

We contract with Kino-Kolo, a magazine that is 75% owned by Alexander Rodnyansky, for advertising Studio 1+1. Purchases of services from Kino-Kolo in 2006 amounted to US$ 0.1 million. (2005: US$ 0.1).

We purchase legal and consulting services from LLC Legal Company Varlamov and Partners, a company headed by the Deputy General Director of Studio 1+1. The total amount of services rendered by the company in 2006 was US$ 0.3 million (2005: US$ 0.3 million).

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

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies and our Senior Notes are denominated in Euros. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries. In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.

We have not attempted to hedge the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 512.6 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 495.1 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at December 31, 2006 was a US$ 12.5 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Item 8, Note 7, “Senior Notes”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates. These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at December 31, 2006, we have eight tranches of debt that provide for interest at a spread above a base rate of EURIBOR, LIBOR or PRIBOR, and two tranches of debt, which were maintained with a fixed interest rate. A significant rise in the EURIBOR, LIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at December 31, 2006

Expected Maturity Dates	2007	2008	2009	2010	2011	Thereafter

Total Debt in Euro (000's)
Fixed Rate						245,000
Average Interest Rate						8.25%
Variable Rate	130	137	144	153	80	125,000
Average Interest Rate	5.50%	5.50%	5.50%	5.50%	5.50%	8.57%

Total Debt in US$ (000's)
Fixed Rate			1,500
Average Interest Rate			2.74%

Total Debt in CZK (000's)
Fixed Rate
Average Interest Rate
Variable Rate	250,000
Average Interest Rate	4.20%

Variable Interest Rate Sensitivity as at December 31, 2006

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at December 31, 2006 (US$ 000's)	Interest Rate as at December 31, 2006	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
165,472 (EUR 125.6 million)	4.73% - 8.57%	15,242	16,896	18,551	20,206	21,860	23,515
11,975 (CZK 250.0 million)	4.20%	503	623	742	862	982	1,102
Total		15,745	17,519	19,293	21,068	22,842	24,617

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying 2005 and 2004 consolidated financial statements have been restated for stock based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
London, United Kingdom
February 28, 2007

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s)

	December 31, 2006	December 31, 2005
		(as restated, see Note 2)
ASSETS
Current assets
Cash and cash equivalents	$145,904	$71,658
Restricted cash (Note 8)	4,954	34,172
Accounts receivable, net (Note 9)	152,505	97,396
Income taxes receivable	3,053	9,930
Program rights	59,645	34,914
Other current assets (Note 10)	47,555	38,856
Total current assets	413,616	286,926
Non-current assets
Investments (Note 6)	19,214	23,936
Acquisition costs (Note 4)	-	5,118
Property, plant and equipment, net (Note 11)	115,805	58,897
Program rights	76,638	33,081
Goodwill (Note 5)	905,580	746,583
Broadcast licenses, net (Note 5)	198,730	171,591
Other intangible assets, net (Note 5)	71,942	47,658
Other non-current assets (Note 10)	17,475	15,060
Total non-current assets	1,405,384	1,101,924
Total assets	$1,819,000	$1,388,850

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)

	December 31, 2006	December 31, 2005
		(as restated, see Note 2)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 12)	$119,717	$84,849
Duties and other taxes payable	31,707	27,654
Income taxes payable (Note 16)	12,434	21,894
Credit facilities and obligations under capital leases (Note 13)	13,057	43,566
Deferred consideration - Croatia (Note 8)	4,010	3,591
Deferred consideration - Czech Republic (Note 4)	-	24,402
Deferred consideration - Ukraine (Note 4)	200	-
Deferred tax (Note 16)	1,836	1,005
Total current liabilities	182,961	206,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 13)	6,359	4,740
Senior Notes (Note 7)	487,291	436,424
Income taxes payable (Note 16)	3,000	681
Deferred tax (Note 16)	58,092	42,149
Other non-current liabilities	19,342	4,105
Total non-current liabilities	574,084	488,099
Commitments and contingencies (Note 21)
Minority interests in consolidated subsidiaries	26,189	13,237
SHAREHOLDERS' EQUITY (Note 15):
Nil shares of Preferred Stock of $0.08 each (2005 - nil)	-	-
34,412,138 shares of Class A Common Stock of $0.08 each (2005 - 31,032,994)	2,753	2,482
6,312,839 shares of Class B Common Stock of $0.08 each (2005 - 6,966,533)	505	558
Additional paid-in capital	931,108	754,061
Accumulated deficit	(31,730)	(52,154)
Accumulated other comprehensive income / (loss)	133,130	(24,394)
Total shareholders’ equity	1,035,766	680,553
Total liabilities and shareholders’ equity	$1,819,000	$1,388,850

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2006	2005	2004
		(as restated, see Note 2)	(as restated, see Note 2)
Net revenues	$603,115	$400,978	$182,339
Operating costs	90,060	65,138	33,615
Cost of programming	227,509	148,837	71,793
Depreciation of station property, plant & equipment	25,795	16,367	6,429
Amortization of broadcast licenses and other intangibles (Note 5)	18,813	11,180	465
Cost of revenues	362,177	241,522	112,302
Station selling, general and administrative expenses	65,412	46,382	22,112
Corporate operating costs	34,104	25,547	29,254
Impairment charge (Note 5)	748	35,331	-
Operating income	140,674	52,196	18,671
Interest income	6,365	4,124	4,318
Interest expense	(44,228)	(29,387)	(1,203)
Foreign currency exchange (loss) / gain, net	(44,908)	37,968	(574)
Change in fair value of derivatives	(12,539)	-	-
Other income / (expense)	3,038	(4,705)	(698)
Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	48,402	60,196	20,514
Provision for income taxes (Note 16)	(14,962)	(16,691)	(11,089)
Income before minority interest, equity in income of unconsolidated affiliates and discontinued operations	33,440	43,505	9,425
Minority interest in income of consolidated subsidiaries	(13,602)	(8,908)	(4,106)
Equity in (loss) / income of unconsolidated affiliates (Note 6)	(730)	8,238	10,619
Gain on sale of unconsolidated affiliate (Note 6)	6,179	-	-
Net income from continuing operations	25,287	42,835	15,938
Discontinued operations (Note 20):
Pre-tax income from discontinued operations (Czech Republic)	-	164	146
Tax on disposal of discontinued operations (Czech Republic)	(4,863)	(677)	2,378
Net (loss) / income from discontinued operations	(4,863)	(513)	2,524
Net income	$20,424	$42,322	$18,462

Currency translation adjustment, net	157,524	(33,354)	4,228
Total comprehensive income	$177,948	$8,968	$22,690

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2006	2005	2004
		(as restated, see Note 2)	(as restated, see Note 2)

PER SHARE DATA (Note 18):
Net income/(loss) per share:
Continuing operations - Basic	$0.63	$1.24	$0.57
Continuing operations - Diluted	0.62	1.21	0.55
Discontinued operations - Basic	(0.12)	(0.01)	0.09
Discontinued operations - Diluted	(0.12)	(0.01)	0.09
Net income - Basic	0.51	1.22	0.66
Net income - Diluted	$0.50	$1.19	$0.63

Weighted average common shares used in computing per share amounts (000’s):
Basic	40,027	34,664	27,871
Diluted	40,600	35,430	29,100

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Class A Common Stock		Class B Common Stock				Accumulated
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, December 31, 2003 (as restated, See Note 2)	19,269,766	$1,542	7,334,768	$587	$379,601	$(112,938)	$4,732	$273,524
Stock-based Compensation	-	-	-	-	10,171	-	-	10,171
Stock options exercised	1,083,634	87	-	-	2,853	-	-	2,940
Warrants exercised	696,000	55	-	-	1,688	-	-	1,743
Net income	-	-	-	-	-	18,462	-	18,462
Currency translation adjustment	-	-	-	-	-	-	4,228	4,228
BALANCE, December 31, 2004 (as restated, See Note 2)	21,049,400	$1,684	7,334,768	$587	$394,313	$(94,476)	$8,960	$311,068
Stock-based Compensation	-	-	-	-	3,127	-	-	3,127
Shares issued to PPF	3,500,000	280	-	-	120,603	-	-	120,883
Shares issued, net of fees	5,405,000	432	-	-	230,172	-	-	230,604
Stock options exercised	710,359	57	-	-	5,846	-	-	5,903
Conversion of Class B to Class A Common Stock	368,235	29	(368,235)	(29)	-	-	-	-
Net income	-	-	-	-	-	42,322	-	42,322
Currency translation adjustment	-	-	-	-	-	-	(33,354)	(33,354)
BALANCE, December 31, 2005 (as restated, See Note 2)	31,032,994	$2,482	6,966,533	$558	$754,061	$(52,154)	$(24,394)	$680,553
Stock-based Compensation	-	-	-	-	4,898	-	-	4,898
Shares issued, net of fees	2,530,000	202	-	-	168,452	-	-	168,654
Stock options exercised	95,450	8	100,000	8	3,697	-	-	3,713
Conversion of Class B to Class A Common Stock	753,694	61	(753,694)	(61)	-	-	-	-
Net income	-	-	-	-	-	20,424	-	20,424
Currency translation adjustment	-	-	-	-	-	-	157,524	157,524
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766

The accompanying notes are an integral part of these consolidated financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For the Years Ended December 31,
	2006	2005	2004
		(as restated, see Note 2)	(as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,424	$42,322	$18,462
Adjustments to reconcile net income to net cash generated from/(used in) operating activities:
(Income)/loss from discontinued operations (Note 20)	4, 863	513	(2,524)
Equity in income of unconsolidated affiliates, net of dividends received	730	3,454	(4,340)
Gain on sale of unconsolidated affiliate (Note 6)	(6,179)	-	-
Depreciation and amortization	164,479	110,846	49,357
Impairment charge (Note 5)	748	35,331	-
Loss on disposal of fixed assets	1,292	685	18
Stock-based compensation (Note 17)	3,575	3,127	10,171
Minority interest in income of consolidated subsidiaries	13,602	8,908	4,106
Change in fair value of derivative instruments (Note 14)	12,539	-	-
Foreign currency exchange loss / (gain), net	44,908	(37,968)	574
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(42,270)	1,693	(9,100)
Program rights	(173,345)	(110,364)	(45,446)
Other assets	(6,417)	11,989	(4,912)
Settlement liability (Note 12)	(10,007)	(41,606)	-
Other accounts payable and accrued liabilities	26,915	(13,642)	(13,611)
Income taxes payable	(1,697)	9,597	548
Deferred taxes	9,705	(17,271)	-
VAT and other taxes payable	9,530	(4,070)	(888)

Net cash generated from continuing operating activities	73,395	3,544	2,415

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in restricted cash	5,516	(19,521)	(10,145)
Purchase of property, plant and equipment	(60,387)	(26,548)	(10,808)
Proceeds from disposal of property, plant and equipment	19	125	72
Investments in subsidiaries and unconsolidated affiliates	(72,603)	(35,305)	(35,800)
Partial consideration for acquisition of TV Nova (Czech Republic) group	-	(218,054)	-
Proceeds from partial disposal of investment	-	-	42
Repayment of loans and advances to related parties	500	500	400
License costs, other assets and intangible assets	-	-	(770)
Net cash used in continuing investing activities	(126,955)	(298,803)	(57,009)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(US$ 000’s)

	For the Years Ended December 31,
	2006	2005	2004
		(as restated, see Note 2)	(as restated, see Note 2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Senior Notes	-	465,120	-
Proceeds from credit facilities	36,681	65,902	-
Payment of credit facilities and capital leases	(75,263)	(41,243)	(2,797)
Repayment of loans from unconsolidated affiliates	-	(5,827)	-
Repayment of notes for acquisition of TV Nova (Czech Republic) group	-	(491,703)	-
Repayment of liabilities on acquisition of Galaxie Sport	-	(3,000)	-
Proceeds from exercise of stock options and warrants	3,713	5,903	4,683
Issuance of Class A Common Stock	168,654	230,604	-
Dividends paid to minority shareholders	(1,385)	(397)	-
Net cash received from financing activities	132,400	225,359	1,886

NET CASH USED IN DISCONTINUED OPERATIONS-OPERATING	(1,690)	(2,000)	(9,463)
NET CASH RECEIVED FROM DISCONTINUED OPERATIONS-INVESTING	-	-	20,349
Impact of exchange rate fluctuations on cash	(2,904)	(9,010)	2,144
Net increase/(decrease) in cash and cash equivalents	74,246	(80,910)	(39,678)
CASH AND CASH EQUIVALENTS, beginning of year	71,658	152,568	192,246
CASH AND CASH EQUIVALENTS, end of year	$145,904	$71,658	$152,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$41,038	$19,402	$581
Cash paid for income taxes (net of refunds)	$35,831	$10,066	$18,920

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Exchange of 3.5 million shares of Class A Common Stock (Note 4)	$-	$120,883	$-
Notes taken out for acquisition of TV Nova (Czech Republic) group (Note 4)	$-	$491,703	$-
Exchange of Other receivable (Note 4)	$-	$18,541	$-
Purchase of Krsak interest financed with payable (Note 4)	$27,591	$24,683	$-
Purchase of share of Romania operations through settlement of loans receivable (Note 4)	$-	$-	$3,400
Acquisition of property, plant and equipment under capital lease	$702	$4,967	$333

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1. ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994. Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe. At December 31, 2006, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at December 31, 2006 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o. (“OK”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary

CME Media Investments s.r.o.	100.0%	Czech Republic	Subsidiary
VILJA a.s. (“Vilja”)	100.0%	Czech Republic	Subsidiary
CET 21 spol. s.r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
ERIKA, a.s.	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL, a.s.	100.0%	Czech Republic	Subsidiary
NOVA-V.I.P., a.s.	100.0%	Czech Republic	Subsidiary (in liquidation)
HARTIC, a.s.	100.0%	Czech Republic	Subsidiary
Galaxie Sport s.r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary

Media Pro International S.A. (“MPI”)	90.0%	Romania	Subsidiary
Media Vision S.R.L. (“Media Vision”)	75.0%	Romania	Subsidiary
MPI Romania B.V.	90.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	90.0%	Romania	Subsidiary
Sport Radio TV Media S.R.L. (“TV Sport”)	18.0%	Romania	Equity-Accounted Affiliate
Media Pro B.V	10.0%	Netherlands	Cost investment
Media Pro Management S.A.	10.0%	Romania	Cost investment

A.R.J., a.s. (“ARJ”)	100.0%	Slovak Republic	Subsidiary
Slovenska televizna spolocnost, s.r.o. (“STS”)	89.8%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”)	80.0%	Slovak Republic	Subsidiary
GAMATEX, spol. s.r.o.	89.8%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M. a.s.	89.8%	Slovak Republic	Subsidiary (in liquidation)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)
MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o	42.0%	Slovenia	Equity-Accounted Affiliate
MTC Holding d.o.o.	24.0%	Slovenia	Equity-Accounted Affiliate (in liquidation)

International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
TV Media Planet Ltd.	60.0%	Cyprus	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	18.0%	Ukraine	Consolidated Variable Interest Entity

Ukrainian Media Services LLC	99.0%	Ukraine	Subsidiary
Ukrpromtorg -2003 LLC	65.5%	Ukraine	Subsidiary
Gravis LLC	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate

CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary
CME Romania B.V.	100.0%	Netherlands	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary

CME SR d.o.o.	100.0%	Serbia	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
CME Development Corporation	100.0%	Delaware	Subsidiary

(1)
All subsidiaries have been consolidated in our Consolidated Financial Statements. All equity-accounted affiliates have been accounted for using the equity method. All cost investments have been accounted for using the cost method.

(2)	For further information, see Note 3, “Summary of Significant Accounting Policies”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

2. RESTATEMENT

Subsequent to the issuance of our financial statements as of and for the period ended June 30, 2006 we initiated a voluntary review of our historical stock option granting practices for the period from 1994 to 2002. Our Audit Committee conducted the review with the assistance of independent legal counsel and an independent accounting firm. The Audit Committee found certain instances of administrative and procedural deficiencies that resulted in incorrect accounting measurement dates and other incorrect accounting, but found no evidence from which it could be concluded that the errors were the result of deliberate or intentional misconduct. These accounting errors resulted from grants made to grantees where the list of grantees and/or shares allocated to them were not sufficiently definitive for the grant to be deemed final as of the reported measurement date as well as from a small number of grants made to employees and non-employees that had been accounted for incorrectly. Errors were discovered in the accounting for grants made in the period between 1994 and 1998; we believe the impact of these instances to be immaterial for each prior year and they neither relate to nor have an impact on the current period.

However, we concluded that correcting the error in the financial statements for the year ended December 31, 2006 would be material; therefore, in accordance with SAB 108, we have restated our historic financial statements. The restatement is immaterial to the prior years.

The restatement above had the impact on our previously presented financial information as set out below. All amounts are in US$ 000’s except per share data:

	As reported previously	Adjustment	As restated

Balance Sheet (as of December 31, 2003)
Additional paid-in capital at December 31, 2003	$372,662	$6,939	$379,601
Accumulated deficit at December 31, 2003	(105,999)	(6,939)	(112,938)

Balance Sheet (as of December 31, 2004)
Additional paid-in capital at December 31, 2004	$387,305	$7,008	$394,313
Accumulated deficit at December 31, 2004	(87,468)	(7,008)	(94,476)

Balance Sheet (as of December 31, 2005)
Additional paid-in capital at December 31, 2005	746,880	7,181	754,061
Accumulated deficit at December 31, 2005	(44,973)	(7,181)	(52,154)

Statement of Operations (for the Year Ended December 31, 2004)

Corporate operating costs	(29,185)	(69)	(29,254)
Operating income	18,740	(69)	18,671
Income from continuing operations	16,007	(69)	15,938
Net income	18,531	(69)	18,462
Net income from continuing operations per share - Basic	0.57	0.00	0.57
Net income per share - Basic	0.66	0.00	0.66

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	As reported previously	Adjusted	As restated
Statement of Operations (for the Year Ended December 31, 2005)

Corporate operating costs	(25,374)	(173)	(25,547)
Operating income	52,369	(173)	52,196
Income from continuing operations	43,008	(173)	42,835
Net income	42,495	(173)	42,322
Net income from continuing operations per share - Basic	1.24	0.00	1.24
Net income per share - Basic	1.23	0.00	1.22

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The significant accounting policies are summarized as follows:

Basis of Presentation

The consolidated financial statements include the accounts of Central European Media Enterprises Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions. We consolidate the financial statements of entities in which we hold at least a majority voting interest and also those entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46 (R)”). Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

As we are the primary beneficiary related to the rights and obligations of Studio 1+1, we consolidate Studio 1+1 in accordance with FIN 46(R). Studio 1+1 is a license and broadcasting company within our Ukraine operations and trades with the other companies within the group.

The following table summarizes Consolidated Balance Sheet and Consolidated Statement of Operations information that we consolidate with regard to Studio 1+1:

	December 31, 2006	December 31, 2005
Balance Sheet:
Current assets	$22,802	$18,475
Non-current assets	5,126	1,315
Current liabilities	(10,534)	(9,678)
Non-current liabilities	-	(106)
Minority interest	(6,958)	(4,002)
Net Assets	$10,436	$6,004

	For the year ended
	December 31, 2006	December 31, 2005	December 31, 2004
Statement of Operations:
Net revenues	$83,759	$62,586	$43,903
Operating income	11,816	12,401	6,001
Net income	$4,428	$5,423	$2,985

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

Subscription revenues

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

Barter transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions is recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 8.2 million, US$ 7.0 million and US$ 5.7 million for the years ending December 31, 2006, 2005, and 2004, respectively.

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

No impairment has been recognized for any long-lived assets in 2006, 2005, or 2004.

Program Rights

Purchased program rights

Purchased program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for broadcast.

Program rights are amortized on a systematic basis over their expected useful lives, according to the number of runs of the license. The amortization percentages are as follows:

Type of programming	Amortization %
	Run 1	Run 2	Run 3	Run 4	Run 5
Special blockbuster	30%	25%	20%	15%	10%
Films and series, 2 runs	65%	35%	-	-	-
Films and series, 3 runs	60%	30%	10%	-	-
Concerts, documentaries, film about film, etc.	100%	-	-	-	-

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of consideration paid over the fair value of net tangible and other identifiable intangible assets acquired in a business combination. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the carrying value of goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Potential impairment is identified when the carrying value of a reporting unit (including its goodwill), exceeds its fair value. Goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value. In accordance with FAS 142, we have determined that our reporting units are the same as our operating segments, except that we consider our Ukraine operating segment to contain two reporting units, namely Studio 1+1 and the KINO and CITI channels.

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

Income Taxes

We account for income taxes under the asset and liability method as set out in FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Foreign Currency

Translation of financial statements

Our reporting currency and functional currency is the US dollar. The financial statements of our operations whose functional currency is other than the US dollar are translated from such functional currency to US dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income/(Loss), a component of Shareholders’ Equity. Translation adjustments arising from intercompany financing that is a long-term investment in nature is accounted for in a similar manner. At December 31, 2006, a translation gain of US$ 77.3 million (December 31, 2005: a loss of US$ 17.8 million) related to intercompany financing that is a long-term investment in nature is included in Accumulated Other Comprehensive Income/(Loss).

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

Financial Instruments

Fair value of financial instruments

The carrying value of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our Senior Notes is included in Note 7, “Senior Notes”.

Derivative financial instruments

We use derivative financial instruments for the purpose of mitigating currency risks, which exist as part of ongoing business operations. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivative financial instruments for trading purposes.

Forward exchange contracts and currency swaps are used to mitigate exposures to currency fluctuations on certain short-term transactions generally denominated in currencies other than our functional currency. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the Consolidated Statement of Operations, together with realized gains and losses arising on settlement of these contracts.

Put options

Put options written on the stock of a consolidated subsidiary which do not provide net settlement are accounted for in accordance with FAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF No. 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in the Stock of a Consolidated Subsidiary”. Put options are recorded in the Consolidated Balance Sheet at fair value, which at December 31, 2006 is considered to be US$ nil.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Stock-Based Compensation

On January 1, 2006, we adopted FAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of stock-based compensation at fair value, using the modified prospective transition method. Under that method, we recognized compensation cost for the requisite service rendered in the year ended December 31, 2006, for (a) awards granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). We did not restate prior periods. Our adoption of FAS 123(R) did not have a material impact on our Consolidated Statements of Operations or Cash Flows because we had previously adopted the fair value recognition provisions of FAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by FAS 148, “Accounting for Stock-Based Compensation - Transition & Disclosure”. Prior to January 1, 2003, we used the intrinsic method of accounting as defined in APB 25, “Accounting for Stock Issued to Employees”.

Pro Forma Disclosures

Had compensation costs for employee stock option awards granted, modified or settled prior to January 1, 2003 been determined consistent with the fair value approach required by FAS 123(R) for the year ended December 31, 2006, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, our net income and net income per common share would change on a pro forma basis as follows:

	For the Years Ended December 31,

		2005	2004

Net income	As Reported	$42,322	$18,462
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	3,127	10,171
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(3,196)	(10,384)
Net income	Pro Forma	$42,253	$18,249

Net income per share - Basic:	As Reported	$1.22	$0.66
	Pro Forma	$1.22	$0.65
Net income per share - Diluted:	As Reported	$1.19	$0.63
	Pro Forma	$1.19	$0.63

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

During 2003, we disposed of our former operations in the Czech Republic; all results of this disposal have been treated as discontinued operations (see Note 20, “Discontinued Operations”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2006, 2005 and 2004 totaled US$ 10.2 million, US$ 6.6 million and US$ 2.6 million, respectively.

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

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt it in the first quarter of the year beginning January 1, 2007. We are currently assessing FIN 48 and we expect the adoption of FIN 48 to have the following impact on our financial position and results of operations:

An increase in non-current liabilities in the consolidated Balance Sheet and a corresponding reduction in retained earnings of between US$ 0.0 million and US$ 2.0 million as a result of the recognition of unrecognized tax benefits recorded following the adoption of FIN 48.  In addition an increase in non-current liabilities of between US$ 0.0 million and US$ 2.0 million and a corresponding reduction in retained earnings as a result of the recognition of estimated interest and penalties recorded following the adoption of FIN 48.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Section N to Topic 1, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year Misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to opening retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with Statement of Financial Accounting Standards No. 154 “Accounting changes and error corrections”. We adopted SAB 108 in the third quarter of 2006 and concluded that there was no impact of adoption.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 gives entities the option to prospectively measure many financial instruments and certain other items at fair value in the balance sheet with changes in the fair value recognized in the income statement. FAS 159 is effective for fiscal years beginning after November 15, 2008, although entities electing to adopt the statement early, which is permissible for us from January 1, 2007, may designate certain items retrospectively. We are currently evaluating the impact of adoption on our financial position and results of operations.

4. ACQUISITIONS AND DISPOSALS

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

On May 26, 2006, following the registration of our subsidiary CME Media Enterprises B.V. as the owner of 16.67% of CET 21, formerly owned by Peter Krsak, we paid the final CZK 600.0 million (approximately US$ 27.3 million at the payment date) instalment of the consideration due to Mr. Krsak. This amount had been held in escrow, and disclosed in restricted cash (see Note 8 “Restricted Cash”) since May 27, 2005, with a corresponding amount reported as deferred consideration.

2005 Acquisition - TV Nova

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

On May 27, 2005, we acquired from Peter Krsak his 16.67% interest in CET 21, which holds the national terrestrial broadcast license for TV NOVA in the Czech Republic, for CZK 1.2 billion (approximately US$ 49.4 million at the date of acquisition). The purchase price was payable in two installments: one half of the consideration was paid on May 27, 2005 and the second installment of CZK 0.6 billion (approximately US$ 27.6 million at the date of payment) was paid on May 26, 2006.

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

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable intangible assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition
Cash	$35,592
Receivables	56,832
Property, plant and equipment	17,379
Program library	26,937
Intangible assets subject to amortization (1)	178,054
Intangible assets not subject to amortization (2)	17,979
Goodwill	723,503
Other assets	23,562
Liabilities	(122,249)
Deferred tax liability	(45,933)
Minority interest	(2,200)
Total purchase price (3)	$909,456

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

As of December 31, 2004 we had accrued US$ 10.8 million of acquisition costs (principally fees relating to legal and accounting diligence and mergers and acquisitions advisory services) in relation to the acquisition of the TV Nova (Czech Republic) group. As of December 31, 2005, all acquisition costs were charged to goodwill following the acquisition of the TV Nova (Czech Republic) group.

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

Pro-forma (unaudited)	For the Years Ended December 31,
	2005	2004
Net revenues	$483,102	$390,139
Net income from continuing operations	60,839	36,153
Net income	60,326	38,677

Per Share Data:
Net income - Basic	$1.60	$1.05
Net income - Diluted	$1.57	$1.02

The pro-forma net income for each period presented reflects all costs relating to the Senior Notes issued to finance the acquisition of the TV Nova (Czech Republic) group and the Krsak interest. The earnings per share calculation reflects the increase in the number of shares issued relating to these acquisitions.

The primary reason for the purchase of the TV Nova (Czech Republic) group and the main factor that contributed to a purchase price that results in the recognition of goodwill was the opportunity for us to secure a significant broadcasting asset at a favorable valuation. Adding the leading broadcaster of one of the larger Central and East European markets to our portfolio of stations and channels doubled our size and substantially enhanced our cash-flows, confirming our position as the dominant broadcaster in the region. Ownership of a significant asset such as the TV Nova (Czech Republic) group creates a solid base for further expansion when opportunities arise.

2005 Acquisition - Galaxie Sport

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

Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter. Mr. Sarbu’s right to put the remaining 4.79% shareholding is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put our 10.0% in Media Pro to him. For more information, see Item 8, Note 6, “Investments”. As at December 31, 2006, we consider the fair value of this put option to be approximately US$ nil.

2005 Acquisition of additional interest - MPI and Pro TV

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

On July 29, 2005, we acquired from Mr. Sarbu a 3% voting and economic interest in MPI and Pro TV for aggregate consideration of US$ 15.0 million. Following this transaction we held a voting and economic interest in MPI and Pro TV of 85%. The purchase price was finalized during July 2005 based on a multiple of MPI and Pro TV's future earnings. In accordance with FAS 141, we allocated US$ 3.0 million of the purchase price to broadcast licenses, US$ 2.8 million to trademarks and US$ 2.3 million to customer relationships. We recognized a corresponding deferred tax liability on the tax basis difference arising from these assets. Both trademarks and broadcast licenses were assigned an indefinite life, while customer relationships were deemed to have a remaining economic useful life of, and are amortized on a straight-line basis over, eight years. An amount of US$ 8.0 million was recognized as goodwill.

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

As of January 23, 2006, we held an 80.0% voting interest in Markiza and an 89.8% voting interest in STS and increased our economic interest in our Slovak Republic operations from 70.0% to 80.0%. The remaining minority interests in Markiza are held by our partners Jan Kovacik and Milan Fil’o through Media Invest s.r.o. Markiza and STS have been consolidated from the date of acquisition of ARJ. STS was merged into Markiza on January 1, 2007.

We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and identified separately identifiable assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Property, plant and equipment	$870
Program library	185
Other assets	733
Intangible assets subject to amortization (1)	8,128
Intangible assets not subject to amortization (2)	530
Goodwill	21,288
Deferred tax liability	(1,893)
Total purchase price (3)	$29,841

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

Slovenia

2005 Acquisition of additional interest - Pro Plus

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Ukraine

Acquisition - Ukrpromtorg-2003 LLC

On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg-2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, the operator of the GRAVIS television channel in Kiev, as well as two other local channels in Ukraine, for consideration of approximately US$ 7.4 million including acquisition costs. US$ 5.1 million of the consideration was paid in 2005 and reported as acquisition costs on the consolidated balance sheet as at December 31, 2005, US$ 2.0 million was paid during 2006. The remainder of the purchase price was outstanding at December 31, 2006.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

5. GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine (see Note 4, “Acquisitions and Disposals”). No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at December 31, 2006, 2005, and 2004 is summarized as follows:

	Balance Dec 31, 2004	Additions	Allocation / Adjustment (1)	Impairment charge (2)	Foreign currency movement	Balance Dec 31, 2005

Croatia	$31,446	$-	$(18,817)	$(9,706)	$(2,228)	$695
Czech Republic	-	727,282	-	-	(20,332)	706,950
Romania	8,826	10,928	-	-	-	19,754
Slovakia	-	-	-	-	-	-
Slovenia	14,724	2,300	-	-	(1,936)	15,088
Ukraine (STUDIO 1+1)	4,096	-	-	-	-	4,096
Total	$59,092	$740,510	$(18,817)	$(9,706)	$(24,496)	$746,583

	Balance Dec 31, 2005	Additions	Allocation / Adjustment (1)	Impairment charge (2)	Foreign currency movement	Balance Dec 31, 2006

Croatia	$695	$-	$-	$(748)	$53	$-
Czech Republic	706,950	-	(7,580)	-	124,416	823,786
Romania	19,754	11,376	-	-	-	31,130
Slovakia	-	21,288	-	-	4,195	25,483
Slovenia	15,088	-	-	-	1,370	16,458
Ukraine (STUDIO 1+1)	4,096	-	-	-	-	4,096
Ukraine (KINO, CITI)	-	4,627	-	-	-	4,627
Total	$746,583	$37,291	$(7,580)	$(748)	$130,034	$905,580

(1)
At the year end, we had not completed our purchase price allocation, and the excess of the purchase price over the net book value was preliminarily allocated to goodwill. After we completed our fair value exercise, part of this balance was allocated to other asset and liability accounts.

(2)
When we updated our medium-term forecast models at June 30, 2006 and 2005, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. In such circumstances, SFAS 142 “Goodwill and Other Intangible Assets” requires that the carrying value of the intangible assets with indefinite lives are compared to their fair value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured as the excess of the carrying value over the fair value. As a result of our analysis, we recognized an impairment charge of US$ 0.7 million (2005: US$ 9.7 million) relating to goodwill. A further impairment charge relating to other Long-Lived Assets was not deemed necessary under the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Broadcast licenses:

The net book value of our broadcast licenses as at December 31, 2006, 2005, and 2004 is summarized as follows:

	Indefinite-lived broadcast licenses	Amortized broadcast licenses	Total

Balance, December 31, 2004	$13,400	$1,175	$14,575
Additions	6,639	165,576	172,215
Allocation (1)	18,654	-	18,654
Amortization	-	(9,316)	(9,316)
Impairment charge (2)	(18,604)	-	(18,604)
Foreign currency movements	(1,153)	(4,780)	(5,933)
Balance, December 31, 2005	$18,936	$152,655	$171,591
Additions	6,475	9,033	15,508
Amortization	-	(15,758)	(15,758)
Foreign currency movements	933	26,456	27,389
Balance, December 31, 2006	$26,344	$172,386	$198,730

(1)
At the year end, we had not completed our purchase price allocation, and the excess of the purchase price over the net book value was preliminarily allocated to goodwill. After we completed our fair value exercise, part of this balance was allocated to other asset and liability accounts.

(2)
When we updated our medium-term forecast models at June 30, 2006 and 2005, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. In such circumstances, SFAS 142 “Goodwill and Other Intangible Assets” requires that the carrying value of the intangible assets with indefinite lives are compared to their fair value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured as the excess of the carrying value over the fair value. As a result of our analysis, we recognized an impairment charge of US$ 18.6 million relating to broadcast licenses. A further impairment charge relating to other Long-Lived Assets was not deemed necessary under the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

With the exception of our broadcast licenses in the Czech Republic, the Slovak Republic and Ukraine, our broadcast licenses primarily have indefinite lives and are subject to annual impairment reviews. The licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, between seven and ten years. The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years. The license in the Slovak Republic has an economic life of, and is amortized on a straight-line basis over, thirteen years.

The gross value and accumulated amortization of amortized broadcast licenses was as follows at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Gross value	$201,994	$163,628
Accumulated amortization	(29,608)	(10,973)
Total net book value	$172,386	$152,655

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Other intangible assets:

The net book value of our other intangible assets as at December 31, 2006, 2005, and 2004 is summarized as follows:

	Trademarks	Customer relationships	Other	Total

Balance, December 31, 2004	$10,519	$2,237	$-	$12,756
Additions/Allocations (1)	30,015	14,921	-	44,936
Amortization	-	(1,864)	-	(1,864)
Impairment charge (2)	(7,021)	-	-	(7,021)
Foreign currency movements	(953)	(196)	-	(1,149)
Balance, December 31, 2005	$32,560	$15,098	$-	$47,658
Additions	7,695	11,975	817	20,487
Amortization	-	(2,941)	(114)	(3,055)
Foreign currency movements	3,771	3,081	-	6,852
Balance, December 31, 2006	$44,026	$27,213	$703	$71,942

(1)
At the year end, we had not completed our purchase price allocation, and the excess of the purchase price over the net book value was preliminarily allocated to goodwill. After we completed our fair value exercise, part of this balance was allocated to other asset and liability accounts.

(2)
When we updated our medium-term forecast models at June 30, 2006 and 2005, we determined that the forecast future cash flows of our Croatia operations had decreased compared to our previous forecast. In such circumstances, SFAS 142 “Goodwill and Other Intangible Assets” requires that the carrying value of the intangible assets with indefinite lives are compared to their fair value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured as the excess of the carrying value over the fair value. As a result of our analysis, we recognized an impairment charge of US$ 7 million relating to trademarks. A further impairment charge relating to other Long-Lived Assets was not deemed necessary under the requirements of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Customer relationships are deemed to have an economic useful life of and are amortized on a straight-line basis over between five and fourteen years. Trademarks have an indefinite life.

The gross value and accumulated amortization of customer relationships was as follows at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Gross value	$31,852	$17,038
Accumulated amortization	(4,639)	(1,940)
Total net book value	$27,213	$15,098

The estimated total annual amortization expense for our existing amortized broadcast licenses and customer relationships will be approximately US$ 20 million for 2007 and for each of the years 2008 - 2011.

Impairment

In the year ended December 31, 2006, we recognized an impairment charge of US$ 0.7 million with respect to our Croatia operations.

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

We performed a similar review of our Croatia operations in late June 2005 and recorded an impairment charge of US$ 35.3 million at that time, of which US$ 18.6 million was attributable to the broadcast license, US$ 7.0 million to trademarks and US$ 9.7 million to goodwill. Included in the provision for income taxes for the year ended December 31, 2005 is a US$ 5.1 million credit representing a release of deferred tax relating to the impairment charge on the license and trademark.

6. INVESTMENTS

We hold the following investments in unconsolidated affiliates:

	Type of Affiliate	Effective Voting interest	December 31, 2006	December 31, 2005

STS	Equity-Accounted Affiliate	49%	$-	$23,886
Radio Pro	Equity-Accounted Affiliate	Various	-	50
Media Pro	Cost Method Investment	10%	16,569	-
TV Sport	Equity-Accounted Affiliate	18%	2,645	-
			$19,214	$23,936

STS

Our share of income from Unconsolidated Affiliates in respect of STS (MARKIZA TV) was US$ (0.7) million, US$ 8.2 million and US$ 10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. In the years ended December 31, 2006, 2005 and 2004 we received dividends of US$ 11.8 million, US$ 11.7 million and US$ 6.3 million, respectively, from STS (MARKIZA TV). On January 23, 2006, we acquired control of STS through our purchase of ARJ and consequently STS is accounted for as a consolidated subsidiary from that date.

The following is a summary of significant balance sheet and income statement items of STS (MARKIZA TV) at December 31 2005, and for the years ending December 31, 2005 and 2004:

STS (MARKIZA TV)
December 31, 2005

Current assets	$23,261
Non-current assets	18,612
Current liabilities	(12,673)
Non-current liabilities	(125)
Minority interest	(635)
Net Assets	$28,440
	STS (MARKIZA TV)
	For the Years Ended December 31,
	2005	2004
Net revenues	$64,266	$61,576
Operating income	14,641	15,790
Net income	11,771	13,868
Currency translation adjustment	$(3,226)	$4,760

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Radio Pro and Media Pro

Until March 29, 2004, we held a 44.0% interest in Radio Pro, a radio broadcaster in Romania. In order to comply with Romanian Media Council regulations following our acquisition of an additional 14.0% interest in MPI and Pro TV, it was necessary to reduce our holding in Radio Pro to 20.0%, which we achieved by selling 24.0% of our stake to Adrian Sarbu, the general director of our Romania operations for consideration of US$ 0.04 million with a resulting loss on disposal of US$ 0.02 million. The consideration was determined by an independent valuation of Radio Pro.

On August 11, 2006 we acquired a 10.0% interest in Media Pro which is accounted for using the cost method. The remaining 90% of Media Pro is held by Adrian Sarbu.

In consideration for the purchase of this interest, we paid EUR 8.0 million (approximately US$ 10.1 million at the date of acquisition) in cash and transferred our remaining 20.0% investment in Radio Pro. As a result of this transaction, we recorded a gain of US$ 6.2 million on disposal.

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 16.5 million) and the value of our investment, as determined by an independent valuer. This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu. For more information, see Note 4, “Acquisitions and Disposals, Romania”. On acquisition, we determined the fair value of this put option to be US$ nil.

TV Sport

On December 14, 2006 we acquired 20.0% of TV Sport from Silviu Prigoana for cash consideration of Euro 2.0 million (US$ 2.6 million). TV Sport is a male sports-oriented channel focusing on local and international football, international boxing and a number of local Romanian sports.

7. SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying value		Fair value
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Eur 245.0 million 8.25% Senior Notes	$322,666	$288,984	$353,722	$323,737
Eur 125.0 million floating rate Senior Notes	164,625	147,440	170,181	156,324
	$487,291	$436,424	$523,903	$480,061

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of Eur 370.0 million consisting of Eur 245.0 million of 8.25% Senior Notes due May 2012 and Eur 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (9.23% at December 31, 2006). Interest is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2005. The fair value of the Senior Notes as at December 31, 2006 and December 31, 2005 was calculated by multiplying the outstanding debt by the traded market price.

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

8. RESTRICTED CASH

Restricted cash consists of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Czech Republic	$-	$24,554
Croatia	4,183	3,640
Directors’ and officers’ insurance	-	5,285
Other	771	693
Total restricted cash	$4,954	$34,172

The restricted cash balances in Czech Republic and Croatia at December 31, 2005 represented amounts held in escrow that are payable to certain former owners of our businesses in those countries. The amount due to one of the former owners of our Czech Republic operations was paid on May 26, 2006 and the amount due to the former owners of our Croatia operations remains payable at December 31, 2006. Directors’ and officers’ insurance related to a balance held in a captive insurance company to underwrite a part of our directors’ and officers’ insurance program that was no longer required under the program in 2006.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

9. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2006 and 2005:
	December 31, 2006	December 31, 2005
Trading:
Third-party customers	$156,701	$103,921
Less: allowance for bad debts and credit notes	(11,472)	(8,612)
Related parties	7,655	2,034
Less: allowance for bad debts and credit notes	(798)	(265)
Total trading	$152,086	$97,078

Other:
Third-party customers	$359	$257
Less: allowance for bad debts and credit notes	(103)	(83)
Related parties	454	434
Less: allowance for bad debts and credit notes	(291)	(290)
Total other	$419	$318

Total accounts receivable	$152,505	$97,396

Bad debt expense for the years ending December 31, 2006, 2005 and 2004 was US$ 2.0 million, US$ 1.8 million and US$ 0.3 million, respectively.

At December 31, 2006, CZK 600.0 million (approximately US$ 28.7 million) (2005: CZK 516.7 million, approximately US$ 21.0 million at December 31, 2005) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 13, “Credit Facilities and Obligations Under Capital Leases”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

10. OTHER ASSETS

Other current and non-current assets consist of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Current:
Prepaid programming	$23,072	$17,534
Other prepaid expenses	13,177	6,009
Deferred tax (Note 16)	2,124	3,025
VAT recoverable	2,562	7,888
Loan to related party (Note 22)	600	600
Capitalized debt costs	2,908	2,250
Assets held-for-sale	-	341
Other	3,112	1,209
Total other current assets	$47,555	$38,856
Non-current:
Capitalized debt costs	$11,264	$11,618
Loan to related party (Note 22)	1,603	1,910
Deferred tax (Note 16)	3,443	779
Other	1,165	753
Total other non-current assets	$17,475	$15,060

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (see Note 7, “Senior Notes”), and are being amortized over the term of the Senior Notes using the effective interest method. The assets held-for-sale at December 31, 2005, related to land and buildings in our Croatia operations.

11. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consists of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Land and buildings	$52,212	$17,548
Station machinery, fixtures and equipment	115,238	72,017
Other equipment	21,980	20,447
Software licenses	15,495	8,360
Construction in progress	4,070	5,180
Total cost	212,995	123,552
Less: Accumulated depreciation	(97,190)	(64,655)
Total net book value	$115,805	$58,897
Assets held under capital leases (included in the above)
Land and buildings	$5,541	$4,980
Station machinery, fixtures and equipment	2,330	1,434
Total cost	7,871	6,414
Less: Accumulated depreciation	(1,877)	(1,167)
Net book value	$5,994	$5,247

For further information on capital leases, see Note 13, “Credit Facilities and Obligations under Capital Leases”.

Depreciation expense for the years ending December 31, 2006, 2005 and 2004 was US$ 26.6 million, US$ 16.7 million and US$ 6.4 million, respectively. This includes corporate depreciation expense for the years ending December 31, 2006, 2005 and 2004 of US$ 0.8 million, US$ 0.4 million and US$ 0.1 million, respectively, which are included in corporate operating costs.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Accounts payable	$47,447	$21,533
Programming liabilities	32,316	18,891
Deferred income	3,212	7,202
Settlement liability	-	10,007
Accrued staff costs	12,947	9,402
Accrued production costs	7,435	5,882
Accrued interest payable	5,375	4,483
Accrued legal costs	3,619	3,620
Accrued rent costs	1,163	82
Other accrued liabilities	6,203	3,747
Total accounts payable and accrued liabilities	$119,717	$84,849

The settlement liability represents an amount owed by CET 21 under a settlement agreement among CET 21, Ceska nezavisla televizni spolecnost (“CNTS”) and the PPF Group dated December 19, 2003 following a mediation. This liability was assumed as part of the TV Nova (Czech Republic) group acquisition and was fully repaid in January 2006.

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes (see Note 7, “Senior Notes”).

13. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following at December 31, 2006 and 2005:

		December 31, 2006	December 31, 2005
Credit facilities:
Corporate	(a)	$-	$-
Croatia operations	(b)	847	1,135
Czech Republic operations	(c) - (e)	11,975	42,703
Slovenia operations	(f)	-	-
Ukraine operations	(g)	1,703	-
Total credit facilities		$14,525	$43,838

Capital leases:
Croatia operations, net of interest		$19	$132
Czech Republic operations, net of interest		-	6
Romania operations, net of interest		495	290
Slovak Republic operations, net of interest		154	-
Slovenia operations, net of interest		4,223	4,040
Total capital leases		$4,891	$4,468

Total credit facilities and capital leases		$19,416	$48,306
Less current maturities		(13,057)	(43,566)
Total non-current maturities		$6,359	$4,740

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 131.7 million) arranged by the European Bank for Reconstruction and Development (the “Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for up to EUR 50.0 million in aggregate. Initial drawings up to EUR 100.0 million will be used for certain specified projects in Central and Eastern Europe.

The Loan bears interest at a rate of three-month EURIBOR plus 2.75% on the drawn amount. The available amount of the Loan amortizes by 7.5% every six months from May 2008 to November 2009, then by 15% in May 2010 and November 2010, and by 40% in May 2011.

Covenants contained in the Loan are in line with those contained in our Senior Notes (see Note 7, “Senior Notes”). In addition, the Loan’s covenants restrict us from making principal repayments on other debt of greater than US$ 20.0 million per year for the life of the Loan. This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

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

There were no drawings under this facility as at December 31, 2006.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Croatia

(b) A total of EUR 0.6 million (approximately US$ 0.8 million) was drawn down under two agreements our Croatia operations have with Hypo Alpe-Adria-Bank d.d. These loans bear a variable interest rate of three-month EURIBOR plus 2.50% and are repayable in quarterly instalments until April 1, 2011. As at December 31, 2006, an aggregate rate of 6.00% applied to these loans. These loans are secured by certain fixed assets of OK, which as at December 31, 2006 have a carrying value of approximately US$ 0.1 million.

Czech Republic

(c) As at December 31, 2006, there were no drawings by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 57.5 million) available until October 31, 2009 with Ceska Sporitelna, a.s. (“CS”) This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%. This facility is secured by a guarantee and a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.

(d) CZK 250.0 million (approximately US$ 12.0 million), the full amount of the facility, has been drawn by CET 21 under a working capital facility agreement with CS which matures on April 30, 2007 and bears interest at the three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at December 31, 2006 was 2.55%). A preliminary agreement has been reached to extend this facility for 12 months from maturity. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.

(e) As at December 31, 2006, there were no drawings under a CZK 600.0 million (approximately US$ 28.7 million) factoring facility with Factoring Ceska Sporitelna, a.s. available until March 31, 2010. The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Slovenia

(f) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 49.4 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years. This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V. Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. As at December 31, 2006, there were no drawings under this revolving facility.

Ukraine

(g) On August 16, 2006 and November 6, 2006, our Ukraine (KINO, CITI) operations entered into US$ 0.9 million and US$ 0.6 million, three-year loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg. These loans are unsecured and bear interest at 9%. Our partners have also extended short-term non-interest bearing loans to our Ukraine (KINO, CITI) operations amounting to US$ 0.2 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Total Group

At December 31, 2006, the maturity of our debt (including our Senior Notes) is as follows:

2007	$12,350
2008	180
2009	1,690
2010	305
2011 and thereafter	487,291
Total	$501,816

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at December 31, 2006:

2007	$998
2008	806
2009	644
2010	432
2011	432
2012 and thereafter	3,423
6,735
Less: amount representing interest	(1,844)
Present value of net minimum lease payments	$4,891

14. FINANCIAL INSTRUMENTS

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 512.6 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 495.1 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at December 31, 2006 was a US$ 12.5 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 7, “Senior Notes”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates. These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

15. SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at December 31, 2006 and 2005.  None were issued and outstanding as at December 31, 2006 and 2005.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at December 31, 2006 and 2005.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights. The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share. Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On March 29, 2006, we sold 2,530,000 shares of our Class A Common Stock (including 330,000 sold pursuant to an underwriters’ option) and received net proceeds of approximately US$ 168.7 million.

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

On August 28, 2006, Ronald Lauder exercised options over 100,000 shares of Class B Common Stock.

16. INCOME TAXES

As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income from continuing operations before provision for income taxes have been analyzed between their Netherlands and non-Netherlands components.  Similarly the Dutch corporate income tax rate has been used in the reconciliation of income taxes.

Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations:

The Netherlands and non-Netherlands components of income from continuing operations before income taxes are:

	For the Years Ended December 31,
	2006	2005	2004
Domestic	$(43,777)	$(2,270)	$5,127
Foreign	92,179	62,466	15,387
	$48,402	$60,196	$20,514

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Total tax charge for the years ended December 31, 2006, 2005 and 2004 was allocated as follows:

	For the Years Ended December 31,
	2006	2005	2004
Income tax expense from continuing operations	$14,962	$16,691	$11,089
Income tax expense/(benefit) from discontinued operations	4,863	677	(2,378)
Currency translation adjustment in accumulated other comprehensive loss	22,878	(3,266)	-
Total tax charge	$42,703	$14,102	$8,711

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consists of:

	For the Years Ended December 31,
	2006	2005	2004
Current Income tax expense:
Domestic	$(22,745)	$186	$2,104
Foreign	36,009	25,512	9,047
	$13,264	$25,698	$11,151
Deferred tax expense / (benefit):
Domestic	1,467	$(1,467)	$-
Foreign	231	(7,540)	(62)
	$1,698	$(9,007)	$(62)

Provision for income taxes	$14,962	$16,691	$11,089
Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004:

	For the Years Ended December 31,
	2006	2005	2004
Income taxes at Netherlands rates (2006: 29.6%, 2005: 31.5%; 2004: 34.5%)	$14,326	$18,961	$7,078
Jurisdictional differences in tax rates	(10,432)	(15,685)	393
Tax effect of Croatian goodwill impairment	149	1,983	-
Effect of change in tax law relating to investment allowances claimed in previous years	(2,065)	-	-
Interest expense disallowed under thin capitalisation provisions	6,508	-	-
Tax effect of other permanent differences	(656)	4,921	6,209
Effect of change in tax rates	89	620	(858)
Change in valuation allowance	6,107	5,115	(1,366)
Other	936	776	(367)
Provision for income taxes	$14,962	$16,691	$11,089

The amount included in 2005 for jurisdictional differences in tax rates includes US$ 13.1 million relating to profits arising in Bermuda, which are not subject to tax.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Components of Deferred Tax Assets and Liabilities:

The following table shows the significant components included in deferred income taxes as at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Assets:
Tax benefit of loss carry-forwards and other tax credits	$16,880	$17,748
Programming rights	4,098	1,220
Property, plant and equipment	995	527
Accrued expense	4,205	2,807
Other	691	722
Gross deferred tax assets	26,869	23,024
Valuation allowance	(16,574)	(11,934)
Net deferred tax assets	$10,295	$11,090

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(57,036)	$(42,674)
Property, plant and equipment	(2,936)	(4,057)
Undistributed reserves not permanently reinvested	-	(1,944)
Temporary difference due to timing	(4,684)	(1,765)
Total deferred tax liabilities	$(64,656)	$(50,440)
Net deferred income tax liability	$(54,361)	$(39,350)
Deferred tax is recognized on the Consolidated Balance Sheet as follows:

	December 31, 2006	December 31, 2005

Current deferred tax assets	$2,124	$3,025
Non-current deferred tax assets	3,443	779
	$5,567	$3,804

Current deferred tax liabilities	(1,836)	(1,005)
Non-current deferred tax liabilities	(58,092)	(42,149)
	$(59,928)	$(43,154)

Net deferred income tax liability	$(54,361)	$(39,350)

We provided a valuation allowance against potential deferred tax assets of US$ 16.6 million and US$ 11.9 million as at December 31, 2006 and 2005, respectively, since it has been determined by management based on the weight of all available evidence that it is more likely than not that the benefits associated with these assets will not be realized. Of the valuation allowance recorded at December 31, 2006, US$ 0.8 million would reverse through goodwill.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

During 2006, we had the following movements on valuation allowances:

Balance at December 31, 2005	$11,934
Charged to costs and expenses	6,107
Credited to other accounts	(1,168)
Foreign exchange	(299)
Balance at December 31, 2006	$16,574

As of December 31, 2006 we have operating loss carry-forwards that will expire in the following periods:

Year	Total	Austria	Croatia	Czech Republic	Netherlands	Slovenia	UK	Cyprus	Ukraine
2007	9,716					9,716
2008	1,064			21		1,043
2009	1,594		13	1,434		147
2010	3,729		440	3,289
2011	8,861		8,822	39
Indefinite	15,125	11,491					198	96	3,340

The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular the losses can only be utilized against profits arising in the legal entity in which the losses arose. We have provided 100% valuation allowances against the operating loss carry-forwards arising in Austria, Croatia, Czech Republic, Netherlands, Slovenia, Cyprus and Ukraine as we consider it more likely than not that we will fail to utilize these losses.

In addition there is a ruling deficit in the Netherlands of US$ 30.4 million which is available to offset future taxable profits in excess of the minimum amounts agreed with the Netherlands tax authorities. The ruling deficit is subject to a nine year statute of limitations.

We have not provided income taxes or withholding taxes on US$ 227.0 million (2005: US$ 119.0 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free. It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

17. STOCK-BASED COMPENSATION

4,500,000 shares are available for the issuance of shares in respect of equity awards under a stock based compensation plan (“the plan”). Under the plan, awards (“options”) are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the plan. Grants of options allow the holders to purchase CME stock at an exercise price, which is generally the market price prevailing at the date of the grant with vesting over three, four or five years.

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. The fair value of options vesting during 2006 was US$ 3.5 million (2005: US$ 3.2 million, 2004: 2.1 million). At December 2006, the maximum contractual life of options issued was 10 years. Upon providing the appropriate written notification, holders pay the exercise price and receive the stock. Stock delivered under the option plan comes from the issuance of new shares. For the year ended December 31, 2006, US$ 3.7 million was received on exercise of options under the plan. The intrinsic value of awards exercised during 2006 was US$ 8.2 million (2005: US$ 24.7 million, 2004: US$ 12.2 million).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The charge for stock-based compensation in our Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,
	2006	2005	2004
Stock-based compensation charged under FIN 44	$-	$918	$9,046
Stock-based compensation charged under FAS 123(R) (2005 and 2004: FAS 123)	3,575	2,209	1,125
Total stock-based compensation	$3,575	$3,127	$10,171

The charge for stock based compensation cost related to awards that are not yet exercisable, and which have not yet been recognized in our Consolidated Statements of Operations at December 31, 2006 was US$ 14.8 million and the weighted average period over which it will be recognized is 4.15 years.

Stock-based compensation under FIN 44

For certain options issued in 1998 and 2000, our stock-based compensation charge was calculated according to FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). This requires that compensation costs for modified or variable awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised, subject to a minimum of the original intrinsic value at the original measurement date. The last of these options were exercised on December 15, 2005. The amounts charged have been presented following the conclusion of our review of historic stock option grants (for further information see Note 3, “Summary of Significant Accounting Polices”).

Stock-based compensation under FAS 123(R)

Under the provisions of FAS 123(R), the fair value of stock options that are expected to vest is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite servicing period. The calculation of compensation cost requires the use of several significant assumptions which are calculated as follows:

•
Expected forfeitures. FAS 123(R) requires that compensation cost only be calculated on those instruments that are expected to vest in the future. The number of options that actually vest will usually differ from the total number issued because employees forfeit options when they do not meet the service conditions stipulated in the agreement. Since all forfeitures result from failure to meet service conditions, we have calculated the forfeiture rate by reference to the historical employee turnover rate.

•	Expected volatility. Expected volatility has been calculated based on an analysis of the historical stock price volatility of the company and its peers for the preceeding 6.5 years.
•
Expected term. The expected term of options granted has been calculated following the “shortcut” method as outlined in section D 2, question 6 of SEC Staff Accounting Bulletin No. 107 “Share Based Compensation” because our options meet the definition of “plain vanilla” therein.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2006, 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.76%	4.00%	3.50%
Expected term (years)	5.89	6.25	6.00
Expected volatility	43.44%	50.56%	51.50%
Dividend yield	0%	0%	0%
Weighted-average fair value	$31.67	$26.29	$12.51

The following table summarizes information about stock option activity during 2006, 2005, and 2004:

	2006		2005		2004
	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)
Outstanding at beginning of year	1,118,275	$22.23	1,705,017	$12.89	2,527,717	$7.10
Awards granted	388,500	65.19	194,500	49.23	419,500	23.84
Awards exercised	(195,450)	18.54	(685,359)	8.08	(1,083,634)	2.74
Awards forfeited	(22,750)	40.38	(95,883)	11.90	(158,566)	19.11
Outstanding at end of year	1,288,575	$35.51	1,118,275	$22.23	1,705,017	$12.89

In addition to the amounts shown above, 25,000 options for shares of Class A Common Stock granted to a former director in August 1995 outside of our stock option plans were exercised in 2005.
The following table summarizes information about stock options outstanding at December 31, 2006:

	Options outstanding
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$1.00-9.99	153,800	5.20	$10,471	$1.92
$10.00-19.99	345,400	6.80	18,842	15.45
$20.00-29.99	138,000	6.45	6,518	22.76
$30.00-39.99	75,375	7.89	2,793	32.94
$40.00-49.99	122,000	8.42	3,098	44.61
$50.00-59.99	179,500	9.22	2,219	57.64
$60.00-69.99	98,500	5.27	863	61.24
$70.00-79.99	176,000	9.95	(361)	72.05
Total	1,288,575	7.45	$44,443	$35.51
Expected to vest	699,623	8.08	$15,562	$47.76

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following table summarizes information about stock options exercisable at December 31, 2006:

	Options exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$1.00-9.99	141,000	5.19	$9,599	$1.92
$10.00-19.99	223,400	6.73	12,401	14.49
$20.00-29.99	78,667	5.71	3,703	22.94
$30.00-39.99	38,958	7.89	1,444	32.92
$40.00-49.99	30,500	8.42	774	44.61
$50.00-59.99	16,375	8.97	213	57.00
$60.00-69.99	-	-	-	-
$70.00-79.99	-	-	-	-
Total	528,900	6.42	$28,134	$16.81

The impact of adopting FAS 123(R) for the first time on January 1, 2006 was not material to our Consolidated Statements of Operations because we had already been recognizing compensation cost under FAS 123.
18. EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Net income available for common shareholders	$20,424	$42,322	$18,462

Weighted average outstanding shares of common stock (000’s)	40,027	34,664	27,871
Dilutive effect of employee stock options (000’s)	573	766	1,229
Common stock and common stock equivalents	$40,600	$35,430	$29,100

Earnings per share:
Basic	$0.51	$1.22	$0.66
Diluted	$0.50	$1.19	$0.63

At December 31, 2006, 319,435 (2005: 194,500, 2004: 60,543) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future.

19. SEGMENT DATA

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results. Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our business segments based on Segment Net Revenues and Segment EBITDA. Segment Net Revenues and Segment EBITDA for each year include our operations in the Slovak Republic which were not consolidated prior to January 23, 2006. Segment Net Revenues and Segment EBITDA for the year ended December 31, 2004 also include Radio Pro in Romania, which was not consolidated.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We acquired our Croatia operations on July 16, 2004; therefore, comparable 2004 financial information is included from the date of acquisition only. We acquired our Czech Republic operations on May 2, 2005; therefore, 2005 results are from the date of acquisition.

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

Segment EBITDA is determined as segment net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets. Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our consolidated statements of operations and comprehensive income;

•	stock-based compensation charges;

•	foreign currency exchange gains and losses;

•	change in fair value of derivatives; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments, gain on sale of unconsolidated affiliates).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the years ending December 31, 2006, 2005 and 2004 for consolidated statement of operations data and as at December 31, 2006 and 2005 for balance sheet data:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	Segment Net Revenues (1)			Segment EBITDA
	2006	2005	2004	2006	2005	2004
Country
Croatia (NOVA TV) (2)	$22,310	$22,030	$9,757	$(14,413)	$(15,866)	$(3,756)
Czech Republic (TV NOVA, GALAXIE SPORT) (3)	208,387	154,010	-	100,488	71,544	-
Romania (4)	148,616	103,321	76,463	65,860	43,803	25,198
Slovak Republic (MARKIZA TV)	73,420	64,266	61,576	20,805	17,240	18,975
Slovenia (POP TV and KANAL A)	54,534	48,770	45,388	19,842	19,337	19,077
Ukraine (STUDIO 1+1)	96,413	72,847	53,351	29,973	21,803	14,729
Ukraine (KINO, CITI) (5)	1,195	-	-	(3,713)	-	-
Total Segment Data	$604,875	$465,244	$246,535	$218,842	$157,861	$74,223
Reconciliation to Consolidated Statement of Operations and Comprehensive Income:
Consolidated Net Revenues / Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$603,115	$400,978	$182,339	$48,402	$60,196	$20,514
Corporate operating costs	-	-	-	34,104	25,547	29,254
Impairment charge	-	-	-	748	35,331	-
Unconsolidated equity affiliates (6)	1,760	64,266	64,196	(1,292)	17,240	19,404
Depreciation of station property, plant & equipment	-	-	-	25,795	16,367	6,429
Amortization of broadcast licenses and other intangibles	-			18,813	11,180	465
Interest income	-	-	-	(6,365)	(4,124)	(4,318)
Interest expense	-	-	-	44,228	29,387	1,203
Change in fair value of derivatives	-	-	-	12,539	-	-
Foreign currency exchange loss / (gain), net	-	-	-	44,908	(37,968)	574
Other (income) / expense	-	-	-	(3,038)	4,705	698
Total Segment Data	$604,875	$465,244	$246,535	$218,842	$157,861	$74,223

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.

(2) We acquired our Croatia operations in July 2004.

(3) We acquired our TV NOVA (Czech Republic) operations in May 2005 and GALAXIE SPORT in September 2005.

(4) Romanian networks are PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL for the years ended December 31, 2006 and 2005 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, PRO FM and INFOPRO for the year ended December 31, 2004.

(5) We acquired our Ukraine (KINO, CITI) operations in January 2006.

(6) Unconsolidated equity affiliates are STS and Markiza in the Slovak Republic and Radio Pro in Romania.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Years Ended December 31,
Depreciation of station property, plant & equipment and amortization of broadcast licenses and other intangibles:	2006	2005	2004

Croatia	$2,920	$2,951	$1,173
Czech Republic	24,274	15,960	-
Romania	5,811	3,829	2,843
Slovak Republic	4,070	2,599	1,735
Slovenia	4,004	2,947	1,654
Ukraine (STUDIO 1+1)	3,216	1,860	1,224
Ukraine (KINO, CITI)	490	-	-
Total	$44,785	$30,146	$8,629

Reconciliation to Consolidated Statement of Operations:
Unconsolidated equity affiliates	(177)	(2,599)	(1,735)

Total consolidated depreciation and amortization	44,608	27,547	6,894
Represented as follows:
Depreciation of station property, plant & equipment	25,795	16,367	6,429
Amortization of broadcast licenses and other intangibles	18,813	11,180	465

	As at December 31,
Total assets (1):	2006	2005	2004

Croatia	$30,394	$25,017	$52,905
Czech Republic	1,200,894	1,018,253	-
Romania	206,850	123,699	79,622
Slovak Republic	86,872	41,873	42,467
Slovenia	67,919	62,926	64,044
Ukraine (STUDIO 1+1)	75,020	49,438	32,706
Ukraine (KINO, CITI)	13,293	-	-
Total segment assets	$1,681,242	$1,321,206	$271,744

Reconciliation to Consolidated Balance Sheet:
Unconsolidated equity affiliates	-	(41,873)	(42,467)
Corporate	137,758	109,517	215,362
Total assets	$1,819,000	$1,388,850	$444,639
(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	As at December 31,
Long-lived assets (1):	2006	2005	2004

Croatia	$6,804	$6,264	$6,775
Czech Republic	28,002	16,027	-
Romania	32,312	13,154	9,081
Slovak Republic	19,498	14,245	12,818
Slovenia	15,595	15,523	11,834
Ukraine (STUDIO 1+1)	7,965	7,127	3,153
Ukraine (KINO, CITI)	3,674	-	-
Total long-lived assets	$113,850	$72,340	$43,661
Reconciliation to Consolidated Balance Sheet:
Unconsolidated equity affiliates	-	(14,245)	(12,818)
Corporate	1,955	802	705
Total Long-lived assets	$115,805	$58,897	$31,548
(1) Reflects property, plant and equipment

We do not rely on any single major customer or group of major customers. No customer accounts for more than 10% of revenue.

20. DISCONTINUED OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Arbitration related costs	$-	$164	$146
Income on disposal of discontinued operations	-	164	146
Tax on disposal of discontinued operations	(4,863)	(677)	2,378
Net income/(loss) from discontinued operations	$(4,863)	$(513)	$2,524

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration in respect of our former operations in the Czech Republic.

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. The revenues and expenses of our former Czech Republic operations and the award income and related legal expenses have therefore all been accounted for as discontinued operations for all periods presented.

On October 23, 2003 we sold our 93.2% participation interest in CNTS, our former Czech Republic operating company, to PPF for US$ 53.2 million.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009. As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities we have provided for the shortfall. In our consolidated statement of operations, we recognized a charge of US$ 4.9 million through discontinued operations for the year ended December 31, 2006 (2005: US$ 0.7 million, 2004: a benefit of US$ 2.4 million).

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

The settlement with the Dutch tax authorities has also resulted in a deductible temporary difference in the form of a ruling deficit against which a full valuation allowance has been recorded.

21. COMMITMENTS AND CONTINGENCIES

Commitments

a)   Station Programming Rights Agreements

At December 31, 2006, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

December 31, 2006
Croatia	$9,916
Czech Republic	34,657
Romania	19,426
Slovak Republic	10,427
Slovenia	5,589
Ukraine (STUDIO 1+1)	16,859
Ukraine (KINO, CITI)	1,094
Total	$97,968

Of the US$ 98.0 million in the table above, US$ 89.6 million is payable within one year.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

b)   Operating Lease Commitments

For the fiscal years ended December 31, 2006, 2005, and 2004 we incurred aggregate rent on all facilities of US$ 9.7 million, US$ 5.9 million and US$ 1.6 million. Future minimum operating lease payments at December 31, 2006 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

December 31, 2006
2007	$3,983
2008	1,427
2009	1,140
2010	785
2011	394
2012 and thereafter	-
Total	$7,729

c)   Acquisition of minority shareholdings

Mr. Sarbu has the right to sell his 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter. Mr. Sarbu’s right to put the remaining 4.79% is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put our 10.0% in Media Pro. As at December 31, 2006, we consider the fair value of this put option to be approximately US$ nil.

d)   Other

Dutch tax

On February 9, 2004 we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the period through 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million. We expected to continue to pay tax in the Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore also agreed to a minimum tax payable of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009. Should the Dutch Ministry of Finance rule that arbitration awards such as the one we received are not taxable, we will be entitled to claim a tax loss, which can be offset against other taxable income but will not reduce our minimum payment commitments.

As at December 31, 2006 we provided US$ 5.5 million (US$ 3.0 million in non-current liabilities and US$ 2.5 million in current liabilities) and as at December 31, 2005 we provided US$ 2.1 million (US$ 0.7 million in non-current liabilities and US$ 1.4 million in current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions, and recognized a charge of US$ 4.9 million (2005: US$ 0.7 million, 2004: a benefit of US$ 2.4 million) through discontinued operations in our Consolidated Statement of Operations for the year ended December 31, 2006.

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 12.0 million) with Ceska Sporitelna, a.s. This facility is secured by a pledge of receivables under the factoring agreement with Factoring Ceska Sporitelna.

The transfer of the receivables is accounted for as a secured borrowing under FASB Statement No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’, with the proceeds received recorded in the Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

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

Croatia

Global Communications Disputes

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.5 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”). Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 12.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We have also appealed this decision.

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party. Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit). Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 105.1 million). Given that the resolution of the issues posed by this lawsuit constitutes a preliminary question on which appellate review of the two lawsuits previously mentioned above should depend, we have requested suspension of those two reviews until this question has been finally adjudicated.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o. (a company wholly-owned by Ivan Caleta), Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we continue to dispute this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We have appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court and we continue to challenge the validity of the power of attorney purportedly issued by Richard Anthony Sheldon (a resident of the United Kingdom) to legal counsel representing the other plaintiffs.

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK. Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006. On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. We have appealed this decision. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we do not expect our Croatia operations to suffer any significant loss or disruption as a consequence of these actions.

Czech Republic

Antimonopoly Office

The investigation of the Office for the Protection of Economic Competition of the Czech Republic was terminated in December 2006, and CET 21 received written confirmation from the Office that TV Nova’s current sales contracts and conditions of advertising are in compliance with Czech antimonopoly legislation.

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

Ukraine

On October 11, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev. Our Ukrainian affiliate Intermedia has been joined in the proceedings as a “third party”. Igor Kolomoisky is attempting to enforce what he alleges was a binding oral agreement with Alexander Rodnyansky to purchase the latter’s 70.0% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Igor Kolomoisky on receipt of a prepayment of US$ 2.0 million. The lawsuit arises from abortive negotiations among Igor Kolomoisky, Alexander Rodnyansky and Boris Fuchsmann for the acquisition by Igor Kolomoisky of the totality of interests in the Studio 1+1 Group held by Alexander Rodnyansky and Boris Fuchsmann, subject to Igor Kolomoisky assuming all of their obligations under our existing partnership arrangements. On August 16, 2006, the district court in Kiev ruled in favor of Igor Kolomoisky and found that he is entitled to the 70% interest in Studio 1+1 held by Alexander Rodnyansky. Our Ukrainian affiliate Intermedia and Alexander Rodnyansky filed appeals against this decision.

At a hearing on October 31, 2006, the appellate court overturned the decision of the court of first instance and denied Igor Kolomoisky’s claim that he is entitled to a 70% interest in Studio 1+1 held by Alexander Rodnyansky. On November 3, 2006, Igor Kolomoisky filed an appeal with the Supreme Court of Ukraine, the highest court in Ukraine. At a hearing on February 28, 2007, the Supreme Court rejected this appeal. As a result, Igor Kolomoisky no longer has a basis for claiming this ownership right in Studio 1+1 on the same grounds.

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

Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Igor Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Igor Kolomoisky against Alexander Rodnyansky, the state registrar in the district administration in Kiev where such charter amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1. Our partners are no longer seeking to enforce the injunction filed at their initiative; we expect that this injunction will be removed once the case file in this matter has been transferred to the appellate court and the appeal filed by Igor Kolomoisky in respect of this injunction has been scheduled.

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

The following summarizes the expiry dates of our licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.
Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The GALAXIE SPORT license expires in March 2014.
Romania	Licenses expire on dates ranging from March 2007 to February 2016.
Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2019.
Slovenia	The licenses of POP TV and KANAL A expire in August 2012.
Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime expires in August 2014. Licenses held by Ukrpromtorg expire on dates ranging from November 2008 to July 2016.

c)   Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

Corporate law in the Central and Eastern European countries in which we have operations stipulates generally that dividends may be declared by shareholders, out of yearly profits, subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5% to 25%). The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together are less than 25% of consolidated net assets as at December 31, 2006.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

22. RELATED PARTY TRANSACTIONS

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

Related Party Transactions

Croatia

We contract with Concorde Media Beteiligungsgesellschaft mbH for the purchase of program rights. This is a company connected to Dr. Herbert Kloiber, a Director of Central European Media Enterprises Ltd. Our total purchases from Concorde Media Beteiligungsgesellschaft mbH during 2006 were US$ 0.3 million (2005: US$ nil, 2004: US$ nil).

Czech Republic

We have no related party transactions in the Czech Republic.

Romania

The total purchases from companies related or connected with Adrian Sarbu in 2006 were approximately US$ 23.4 million (2005: US$ 12.0 million, 2004: US$ 6.9 million).  The purchases were mainly for programming rights and for various technical, production and administrative related services.  The total sales to companies related or connected with Adrian Sarbu in 2006 were approximately US$ 2.5 million (2005: US$ 0.4 million, 2004: US$ 0.1 million).  At December 31, 2006, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 2.1 million (2005: US$ 1.4 million). At December 31, 2006, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 0.8 million (2005: US$ 0.5 million, 2004: US$ 0.6 million).

In addition, we have purchased land with a value of US$ 8.5 million (as determined by an independent appraisal) (EUR 6.5 million) from a company controlled by Adrian Sarbu in December 2006. The investment represents an opportunity to secure suitable accommodation for Pro TV at a time when the real estate market is experiencing significant growth. It will enable future growth in a location housing both office space and the newly built digital studios. At December 31, 2006, US$ 8.3 million was recorded as a payable to this company.

On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (for further information, see Item 8, Note 4, “Acquisitions and Disposals, Romania”). On February 28, 2005 we acquired 2% of Pro TV and MPI from Mr. Sarbu for US$ 5.0 million and on July 29, 2005 we acquired an additional 3% of Pro TV and MPI from Mr. Sarbu for US$ 15.0 million (see Item 8, Note 4, “Acquisitions and Disposals, Romania”). Under a put option agreement with Mr. Sarbu entered into in July 2004, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us at a price, to be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold. This put is exercisable from November 12, 2009 for a twenty-year period thereafter.

On March 29, 2004, we acquired an additional 14% share in each of our consolidated subsidiaries MPI and Pro TV from a company controlled by Mr. Sarbu, for purchase consideration of US$ 20.3 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We now own a 90% voting and economic interest in Pro TV and MPI and a 75% voting and economic interest in Media Vision.

Until March 29, 2004, we held a 44.0% interest in Radio Pro, a radio broadcaster in Romania. In order to comply with Romanian Media Council regulations following our acquisition of an additional 14.0% interest in MPI and Pro TV, it was necessary to reduce our holding in Radio Pro to 20.0%, which we achieved by selling 24.0% of our stake to Mr. Sarbu for consideration of US$ 0.04 million with a resulting loss on disposal of US$ 0.02 million. The consideration was determined by an independent valuation of Radio Pro.

On August 11, 2006 we acquired a 10.0% interest in Media Pro. The remaining 90.0% of Media Pro is held by Mr. Sarbu. In consideration for the purchase of this interest, we paid EUR 8.0 million (approximately US$ 10.1 million at the date of acquisition) in cash and transferred our existing 20.0% investment in Radio Pro. As a result of this transaction, we recorded a gain of US$ 6.2 million on disposal.

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 16.5 million) and the value of our investment, as determined by an independent valuer. This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu. For more information, see Item 8, Note 4, “Acquisitions and Disposals, Romania”.

We received contractual management fees from Radio Pro. The value of these fees was US$ 0.2 million in 2006 and US$ 0.2 million in each of 2005 and 2004.

Slovenia

We have no related party transactions in Slovenia during 2006. On June 24, 2005, we acquired from Marijan Jurenec, director of our Adriatic regional operations, his remaining 3.15% interest in Pro Plus for Euro 4.7 million (approximately US$ 5.7 million at the date of acquisition).

Slovak Republic

STS, our former operating company in the Slovak Republic that was merged into Markiza on January 1, 2007, had a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, for the provision of television programs. Many of these contracts were for the production of programs that required specialist studios and specific broadcast rights. Total purchases from these companies in 2006 amounted to US$ 0.8 million (2005: US$ 0.5 million, 2004: US$ 0.4 million).

STS also purchased advertising space relating to print media from companies connected with Mr Kovacik in 2006 with a value of US$ 1.5 million during 2006.

STS also sold advertising time through an advertising agency controlled by Jan Kovacik. The total 2006 advertising sales of STS placed through Mr. Kovacik’s advertising agency were US$ 0.4 million (2005: US$ 0.2 million, 2004: US$ 1.9 million), and the total amount due to STS from this agency at December 31, 2006 was US$ 0.1 million (2005: US$ nil, 2004: US$ 0.4 million).

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Ukraine

Prior to 2006, we contracted with Contact Film Studios for the production of certain television programs. This company was connected to Boris Fuchsmann, the 40% shareholder in and joint Managing Director of Innova, which is one of the operating companies for the Studio 1+1 group. Our total purchases from Contact Film Studios in 2006 were US$ nil (2005: US$ 0.1 million, 2004: US$ 0.1 million).

We contract with Vabank for the provision of banking services. This is a bank connected to Boris Fuchsmann through his presence on the bank’s Supervisory Board. Our balance on the current account with the bank was US$ 9.4million as of December 31, 2006 (2005: US$ 5.0 million). Commission and other expenses incurred by us in respect of the banking services rendered by Vabank amount to US$ 0.2 million for the twelve months ended December 31, 2006. Interest of US$ 0.4 million was earned on funds on deposit with Vabank.

Innova Marketing is a company 100% owned and headed by Boris Fuchsmann. Innova Marketing renders consulting services to Innova. The amount of such services provided in 2006 was US$ 0.1 million (2005: US$ 0.1 million).

In 1998 we made a loan to Mr. Fuchsmann with a total balance outstanding at December 31, 2006 of US$ 2.2 million (2005: US$ 2.5 million). The interest rate on this loan is US$ three-month LIBOR+3%, subject to a minimum of 5%.

Alexander Rodnyansky, the former general director and current Honorary President of Studio 1+1, continues as the 70% shareholder in the license company. Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow. Our total purchases from CTC in 2006 were US$ 0.1 million (2005: US$ 0.2 million, 2004: US$ 0.1 million). In addition, we recorded revenue of US$ 0.8 million during 2006 from CTC relating to production of programming.

In addition to the above, we contract with Sablock, a company connected to Mr. Rodnyansky, for license rights costs. Our total purchases during 2006 were US$ 4.0 million. At December 31, 2006, we have recorded a liability to Sablock of US$ 1.3 million.

We contract with Kino-Kolo, a magazine that is 75% owned by Alexander Rodnyansky, for advertising Studio 1+1. Purchases of services from Kino-Kolo in 2006 amounted to US$ 0.1 million (2005: US$ 0.1).

We purchase legal and consulting services from LLC Legal Company Varlamov and Partners, a company headed by the Deputy General Director of Studio 1+1. The total amount of services rendered by the company in 2006 was US$ 0.3 million (2005: US$ 0.3 million).

23. SUBSEQUENT EVENTS

On February 20, 2007 we acquired control of TV Sport by acquiring an additional 50.0 % interest from Nolsom Limited for cash consideration of Euro 4.2 million (approximately US$ 5.5 million) . We have also agreed to acquire the remaining 30.0 % of TV Sport from Nolsom Limited in March 2007 for cash consideration of Euro 2.5 million (approximately US$ 3.3 million), subject to Media Council consent. For further information, see Note 6, “Investments”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

24. QUARTERLY FINANCIAL DATA

The unaudited quarterly results presented below reflect the restatement of our previously issued consolidated financial statements as discussed above in Note 2. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended December 31, 2006 and 2005 is as follows:

	For the Year ended December 31, 2006
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$119,754	$156,589	$112,482	$214,290
Cost of revenue	81,424	89,571	81,088	110,094
Operating income / (loss)	16,183	44,033	6,571	73,887
Net income / (loss)	(18,264)	8,522	3,934	26,232

Net income / (loss) per share:
Basic EPS	$(0.48)	$0.21	$0.09	$0.64
Effect of dilutive securities	-	-	-	-
Diluted EPS	$(0.48)	$0.21	$0.09	$0.64

	For the Year ended December 31, 2005 (1)
	First Quarter (Unaudited, as restated)	Second Quarter (Unaudited, as restated)	Third Quarter (Unaudited, as restated)	Fourth Quarter (Unaudited, as restated)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$48,304	$113,109	$87,067	$152,498
Cost of revenue	35,897	54,903	64,709	86,013
Operating income / (loss)	(2,353)	6,877	4,752	42,920
Net income / (loss)	(8,050)	25,474	(9,654)	34,552

Net income / (loss) per share:
Basic EPS	$(0.28)	$0.74	$(0.25)	$0.91
Effect of dilutive securities	-	(0.02)	-	(0.01)
Diluted EPS	$(0.28)	$0.72	$(0.25)	$0.90

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The restatement above had the impact on our previously presented financial information as set out below. All amounts are in US$ 000’s:

	As reported previously	Adjustment	As restated

Statement of Operations (for the Three Months Ended March 31, 2005)

Operating loss	(2,252)	(101)	(2,353)
Net loss	(7,949)	(101)	(8,050)

Statement of Operations (for the Three Months Ended June 30, 2005)

Operating income	6,862	15	6,877
Net income	25,459	15	25,474

Statement of Operations (for the Three Months Ended September 30, 2005)

Operating income	4,792	(40)	4,752
Net loss	(9,614)	(40)	(9,654)

Statement of Operations (for the Three Months Ended December 31, 2005)

Operating income	42,967	(47)	42,920
Net income	34,599	(47)	34,552

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Markiza- SLOVAKIA, spol. s r.o. (legal successor to Slovenska televizna spolocnost, s.r.o.)
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

Deloitte Audit s. r.o.
Bratislava, Slovak Republic
23 February 2006, except for Note 1, as to which the date is 7 February 2007

SLOVENSKA TELEVIZNA SPOLOCNOST S.R.O.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s)

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$5,253	$4,601
Accounts receivable (Note 4)	9,452	18,043
Program rights	5,509	1,815
Other current assets (Note 4)	3,047	1,089
Total current assets	23,261	25,548
Non-current assets
Investments	4	4
Property, plant and equipment (Note 5)	14,245	12,818
Program rights	4,156	2,722
Intangible assets (Note 6)	46	132
Deferred income tax, non-current (Note 9)	161	1,243
Total non-current assets	18,612	16,919
Total assets	$41,873	$42,467

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

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Registered Capital	Additional Paid-In Capital	Shareholders’ loans	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, December 31, 2002	$6	$39,326	$(4,694)	$(12,080)	$(7,071)	$15,487
Shareholders’ loans granted	-	-	(4,298)	-	-	(4,298)
Dividend distribution	-	(4,678)	-	-	-	(4,678)
Net income	-	-	-	8,523	-	8,523
Currency translation adjustment	-	-	-	-	5,315	5,315
BALANCE, December 31, 2003	$6	$34,648	$(8,992)	$(3,557)	$(1,756)	$20,349
Shareholders’ loans granted	-	-	(2,069)	-	-	(2,069)
Dividend distribution	-	(10,406)	-	-	-	(10,406)
Net income	-	-	-	13,868	-	13,868
Currency translation adjustment	-	-	-	-	4,760	4,760
BALANCE, December 31, 2004	$6	$24,242	$(11,061)	$10,311	$3,004	$26,502
Shareholders’ loans repaid	-	-	11,061	-	-	11,061
Dividend distribution	-	-	-	(17,668)	-	(17,668)
Net income	-	-	-	11,771	-	11,771
Currency translation adjustment	-	-	-	-	(3,226)	(3,226)
BALANCE, December 31, 2005	$6	$24,242	$-	$4,414	$(222)	$28,440

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

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1. ORGANIZATION AND BUSINESS

Slovenska televizna spolocnost, s.r.o. (STS) is a Slovak limited liability partnership (without shares), having its legal seat in Okružná 18/10, 900 82 Blatné, Slovak Republic. It was founded on September 28, 1995 and incorporated into the Commercial Register on October 9, 1995. The main activities of STS are:

•	The broadcasting of programming (both own production and acquired); and
•	The sale of advertising.

License renewal

STS operates in conjunction with Markiza-Slovakia, spol. s.r.o., the license holder, based on an Exclusivity agreement.

The Slovak Republic Media Council granted the license to operate the MARKIZA TV network to Markiza-Slovakia, spol. s.r.o. for a period of 12 years, expiring in September 2007. According to the Act on Broadcasting and Retransmission, a license can be extended once, for an additional 12 years by the Slovak Republic Media Council. Approval from the Slovak Republic Media Council granting extension of our license for an additional 12 years was delivered to STS on March 22, 2006.

We filed for an extension of the license on February 3, 2006 and were informed on March 10, 2006 by the Media Council that they had extended the license for an additional 12 years. We expect to receive the final official communication of the extension in the near future.

Our principal subsidiaries at December 31, 2005 were:

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary (1)

ADAM a.s.	100%	Slovakia	Subsidiary
Gamatex, spol. s.r.o.	100%	Slovakia	Subsidiary
Markiza-Slovakia, spol. s.r.o. (“Markiza”)	-%	Slovakia	Consolidated Variable-Interest Entity (2)

(1) All subsidiaries have been consolidated in our Financial Statements.
(2) For further information, see Note 2, "Summary of Significant Accounting Policies".

Subsequent events

During 2006, Markiza acquired 100% ownership and control of STS. Effective 1 January 2007 all assets, liabilities and operations of STS were transferred to Markiza. At the same time, STS was wound up without liquidation and its legal existence ceased. These transactions have no material impact on the accompanying financial statements.

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

Certain assets, such as stages and scenes, are built for specific programs or shows. The depreciation expense for the year ended December 31, 2005 related to these assets of US$ 0.7 million (2004: US$ nil, 2003: US$ nil ) is included in Depreciation and amortization in the Consolidated Statement of Operations.

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

SLOVENSKA TELEVIZNA SPOLOCNOST, S.R.O.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$3,312	$2,650
Programming liabilities	3,623	3,028
Other accrued liabilities	4,546	5,196
	$11,481	$10,874

8. CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following:

		December 31, 2005	December 31, 2004
Long-term loans	(a)	$-	$2,807
Capital leases		196	220
Total		196	3,027
Less current maturities		(71)	(2,878)
Total non-current maturities		$125	$149

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 and concluded that our disclosure controls and procedures are effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2006. This assessment was performed under the direction and supervision of our Chief Executive Officer and Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, we concluded that as of December 31, 2006, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our financial statements and issued an attestation report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Central European Media Enterprises Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the restatement for stock based compensation described in Note 2.

DELOITTE & TOUCHE LLP
London, United Kingdom
February 28, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the section entitled “Election of Directors and Executive Officers” and “Committees of the Board” in our Proxy Statement for the 2007 Annual General Meeting of Shareholders.

We have adopted a Code of Conduct and Ethics applicable to all employees and Board members.

The Code of Conduct and Ethics is posted on our website, www.cetv-net.com. In order to access this portion of our website, click on the “About CME” tab, then select “Company Policies and Charters” from the available options. Any amendments to, or waivers of, the Code of Conduct and Ethics will be disclosed on our website promptly following the date of such amendment or waiver. Copies of our Code of Conduct and Ethics are available free of charge by e-mailing a request to postmaster@cme-net.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Compensation” in our Proxy Statement for the 2007 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2007 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2007 Annual General Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in our Proxy Statement for the 2007 Annual General Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

10.34*+	Employee Stock Option Form (a management contract) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
10.35*+	Employment Agreement between CME Development Corporation and Marina Williams dated November 22, 2004.
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

10.44*
Credit line agreement No. 2644/05/LCD between Ceska Sporitelna a.s. and CET 21 spol. s r.o. dated October 27, 2005. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.45*
Agreement for the sale of shares in A.R.J., a.s. between PhDr. Pavol Rusko and CME Media Enterprises B.V. dated October 28, 2005. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.46*
Agreement for the sale of shares in A.R.J., a.s. among Media Partner, spol. s r.o.,, Salis, s.r.o., CME Media Enterprises B.V., Ing. Milan Fil’o and Mr. Jan Kovacik dated October 31, 2005. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.47*
Sale-Purchase Contract for Shares of Media Pro International S.A. between CME Romania B.V. and Adrian Sarbu dated February 17, 2006. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.48*
Sale-Purchase Contract for Shares of Pro TV S.A. between CME Romania B.V. and Adrian Sarbu dated February 17, 2006. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.49*
Sale-Purchase Contract for Shares of Media Vision SRL between CME Romania B.V. and Media Pro Pictures S.A. dated February 17, 2006. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005).

10.50*	Underwriting Agreement, dated March 23, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).
10.51*
Loan Agreement between Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.52*
Pledge Agreement on Shares in Central European Media Enterprises N.V. among Central European Media Enterprises Ltd., European Bank for Reconstruction and Development and Central European Media Enterprises N.V., dated July 21, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.53*
Pledge of Shares in CME Media Enterprises B.V. among Central European Media Enterprises N.V., European Bank for Reconstruction and Development and CME Media Enterprises B.V., dated July 21, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.54*
Deed of Guarantee and Indemnity between Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.55*
Deed of Guarantee and Indemnity between CME Media Enterprises B.V. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.56*
Contract Assignment between CME Media Enterprises B.V., Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.57*+
Amendment of Employment Agreement (dated March 30, 2004) between Michael Garin and CME Development Corporation, dated July 28, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.58*+
Contract for the Performance of the Office between CET 21 s.r.o. and Adrian Sarbu, dated August 1, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.59*+
Letter Agreement between Central European Media Enterprises Ltd. and Adrian Sarbu, dated August 1, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.60*+
Amended and Restated Contract of Employment between Marina Williams, Executive Vice President, and CME Development Corporation, dated October 5, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.61*+
Amended and Restated Contract of Employment between Wallace Macmillan, Chief Financial Officer, and CME Development Corporation, dated October 6, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.62	Agreement to Provide Advertising Services between Video International-Prioritet LLC and Broadcasting Company “Studio 1+1” LLC dated November 30, 2006.

21.01	List of subsidiaries
23.01	Consents of Deloitte & Touche LLP and Deloitte Audit s.r.o.
24.01	Power of Attorney, dated as of February 24, 2007
31.01	Sarbanes-Oxley Certification s.302 CEO, dated March 1, 2007
31.02	Sarbanes-Oxley Certification s.302 CFO, dated March 1, 2007
32.01	Sarbanes-Oxley Certification - CEO and CFO, dated March 1, 2007 (furnished only)

*	Previously filed exhibits
+	Exhibit is a management contract or compensatory plan

b)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.
c)	Report of Independent Registered Public Accountants on Schedule II — Schedule of Valuation Allowances. (See pages S-1 to S-3 of this Form 10-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007	/s/ Michael Garin Michael Garin Chief Executive Officer (Duly Authorized Officer)

Date: March 1, 2007	/s/ Wallace Macmillan Wallace Macmillan Vice President - Finance (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board of Directors	March 1, 2007
Ronald S. Lauder
*	Vice-Chairman of the Board of Directors	March 1, 2007
Herbert A. Granath
/s/ Michael Garin Michael Garin	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007
/s/ Wallace Macmillan Wallace Macmillan	Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007
*	Director	March 1, 2007
Frank Ehmer
*	Director	March 1, 2007
Charles Frank
*	Director	March 1, 2007
Herbert Kloiber
*	Director	March 1, 2007
Alfred W. Langer
*	Director	March 1, 2007
Bruce Maggin
*	Director	March 1, 2007
Ann Mather
*	Director	March 1, 2007
Christian Stahl
*	Director	March 1, 2007
Eric Zinterhofer
* By /s/ Wallace Macmillan Wallace Macmillan Attorney-in-fact

INDEX TO SCHEDULES

Schedule II : Schedule of Valuation Allowances	S-3

Schedule II

Schedule of Valuation Allowances
(US$ 000’s)

	Bad debt and credit note provision	Deferred tax allowance

Balance at December 31, 2003	5,625	11,846
Charged to costs and expenses	250	(1,366)
Charged to other accounts (1)	(203)	-
Foreign exchange	468	(2,469)
Balance at December 31, 2004	6,140	8,011
Charged to costs and expenses	1,750	5,115
Charged to other accounts (1)	1,532	(185)
Foreign exchange	(172)	(1,007)
Balance at December 31, 2005	9,250	11,934
Charged to costs and expenses	1,989	6,107
Charged to other accounts (1)	1,540	(1,168)
Foreign exchange	(115)	(299)
Balance at December 31, 2006	12,664	16,574

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balances of acquired companies.