Form 10-K/A
period 2006-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2007-04-30
CIK 925645

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing sale price of $63.19 of the registrant's Common Stock, as reported by the Nasdaq Exchange on such date) was approximately US$ 2.2 billion.

Number of shares of Class A Common Stock outstanding as of April 27, 2007 : 34,622,338

Number of shares of Class B Common Stock outstanding as of April 27, 2007 : 6,312,839

EXPLANATORY NOTE

This is Amendment No. 1 to the Annual Report on Form 10-K of Central European Media Enterprises Ltd., as originally filed on March 1, 2007.

We are filing this Amendment No. 1 to amend Part II of our Form 10-K to include herein Form 10-K, Part III information that we previously intended to incorporate by reference to the Proxy Statement of the Annual General Meeting of Shareholders.

We have not otherwise updated the Annual Report on Form 10-K/A to modify disclosures in the Annual Report on Form 10-K for events occurring subsequent to the original March 1, 2007 filing date; and except for the additions and modifications referred to in the preceding paragraph, it continues to speak as of March 1, 2007.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Ronald S. Lauder, 63, one of our founders, has served as our non-executive Chairman of the Board since its incorporation in 1994. Mr. Lauder is a principal shareholder and a director of The Estée Lauder Companies, Inc. (Estée Lauder) and has served as Chairman of Estée Lauder International and Chairman of Clinique Laboratories, Inc., divisions of Estée Lauder, since returning to the private sector from government service in 1987. From 1986 until 1987, Mr. Lauder served as U.S. Ambassador to Austria. From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs. He is President of the Jewish National Fund, former Chairman of the Council of Presidents of American Jewish Organizations, a member of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania and a member of the Visiting Committee of the Wharton School at the University of Pennsylvania. He received his B.S. in International Business from the Wharton School of the University of Pennsylvania.

Herbert A. Granath, 78, has served as a Director since 2002 and non-executive Vice Chairman of the Board since June 2006. Mr. Granath is Chairman Emeritus, ESPN, a cable sports network, and Senior Content Advisor to Telenet, the largest cable operator in Belgium. He is Co-Chairman of Crown Media Holdings, which owns and operates the Hallmark Channel. He is also Chairman and Chief Executive Officer of Media and Entertainment Holdings, Inc., a special purpose vehicle for the acquisition of media, entertainment and communications businesses. Mr. Granath was employed by ABC for over 35 years and was Chairman, Disney/ABC International (an international broadcasting company) from 1996 to January 1998 where he pioneered many aspects of ABC’s expanding television business, including its successes in the cable and international programming arenas. He served as Chairman of the Board of ESPN for 16 years and Senior Vice President of ABC, Inc. from 1998 until 2001. He also served as Chairman of the Board of A&E, The History Channel, The Biography Channel and Lifetime Television, and was a founding partner and Board member of Eurosport, the largest cable network in Europe. He also served on the Boards of Telefunf, RTL2 and TM3 networks in Germany, SBS Broadcasting SA and TVA, the Brazilian pay-TV company. Among the awards Mr. Granath has received are two Tony awards (along with six Tony nominations), an International Emmy (Lifetime Achievement in International TV), and a U.S. Emmy (Lifetime Achievement in Sports Television). He has also been honored by the National Association of Broadcasters as a Broadcast Pioneer and received the European Lifetime Achievement Award at the Rose d’Or Festival in Lucerne, Switzerland.

Michael N. Garin, 60, has served as a Director since December 2003 and Chief Executive Officer since February 2004. Mr. Garin currently serves as a Director and Chairman of the Audit Committee of American Media, publisher of the National Enquirer, Star, Globe and other publications. From 2000 until January 2004, Mr. Garin served as the Chairman of Adcom Information Services, the leading U.S. cable television viewership data provider. From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company.  From 1988 to 1999, Mr. Garin served ING Barings (Furman Selz) in various roles, including Executive Vice President and Member of the Management Committee. As Global Head of Media, Telecommunications and Information Services Investment Banking for Furman Selz, he was responsible for building the firm’s investment banking practice in those areas. Mr. Garin was one of the founders of Lorimar Telepictures and helped run the company until it was acquired by Warner Communications in 1988. Mr. Garin received his A.B. degree from Harvard University and holds a Masters degree in Philosophy and the Arts.

Frank Ehmer, 31, has served as a Director since September 2006. He currently is part of the Munich office of Apax Partners (Apax). He joined Apax in 2000 and has worked primarily on large leveraged investments, particularly in the media sector. He has been involved in a wide range of transactions across industries and geographies, including TIM Hellas, Tommy Hilfiger, Tropolys and Bundesdruckerei as well as the Apax investment in our company. Prior to joining Apax, Mr. Ehmer worked at the hedge fund Highbridge in New York City. He studied at Mannheim University and the University of Pennsylvania. Mr. Ehmer also holds an MBA (Honors) from Harvard Business School.

Charles R. Frank, Jr., 69, has served as a Director since 2001. Mr. Frank currently serves as a non-executive member of the board of Mittal Steel Galati, the Romanian subsidiary of Mittal Steel Company N.V. He is a member of the investment committee of the Darby Converging Europe Mezzanine Fund. From 1997 to 2001, Mr. Frank was First Vice President and twice acting President of the European Bank for Reconstruction and Development (EBRD), which makes debt and equity investments in Central and Eastern Europe and the former Soviet Union. Mr. Frank was Managing Director of the Structured Finance Group at GE Capital (a financial services company), and Vice President of GE Capital Services from 1988 to 1997. Mr. Frank served as Chief Executive Officer of Frank and Company from 1987 to 1988, and Vice President of Salomon Brothers from 1978 until 1987. Mr. Frank has held senior academic and government positions, including Deputy Assistant Secretary of State and Chief Economist at the U.S. Department of State, Senior Fellow at the Brookings Institution, Professor of Economics and International Affairs at Princeton University, and Assistant Professor of Economics at Yale University. Mr. Frank graduated from Rensselaer Polytechnic Institute with a B.S. in mathematics and economics before completing a Ph.D. in economics at Princeton University.

Herbert Kloiber, 59, has served as a Director since February 2006. Dr. Kloiber is chairman and majority shareholder of the media conglomerate TeleMuenchen Group, which was a production company when he initially acquired it in 1977. He is also a member of the board of Bavarian Film Funding Organization in Germany. Dr. Kloiber also serves as Chairman of the Board of CineMedia Film AG, Cinemax AG and ATV+. From April 1998 until August 2005, Dr. Kloiber was a member of the board of SBS Broadcasting SA. He has received the Directorate Award of the Academy of Television Arts and Sciences, the Chevalier des Arts et Lettres, the Bavarian Order of Merit and the Grand Decoration of Honor for Services to Austria. Dr. Kloiber has a Ph.D in law from the University of Vienna.

Alfred W. Langer, 56, has served as a Director since 2000. Mr. Langer currently serves as a consultant to a number of privately held companies, primarily in Germany, in the areas of mergers and acquisitions, structured financing and organizational matters. Mr. Langer served as Chief Financial Officer of Solvadis AG, a German based chemical distribution and trading company, from July 2001 until June 2002. Mr. Langer served as Treasurer of Celanese AG, a German listed chemical company, from October 1999 until May 2001. From June 1997 until October 1999, Mr. Langer served as Chief Financial Officer of Celanese Corp., a U.S. chemical company. Mr. Langer served as Chief Executive Officer of Hoechst Trevira GmbH, a producer of synthetic fibers, from October 1994 until July 1997. From 1988 until September 1994, Mr. Langer served as a member of the Board of Management of Hoechst Holland N.V., a regional production and distribution company. Mr. Langer received an M.B.A. degree from the University GH Siegen.

Bruce Maggin, 63, has served as a Director since 2002.  Mr. Maggin has served as Principal of the H.A.M Media Group, LLC, an international investment and advisory firm specializing in the entertainment and communications industries since 1997.  He is currently Executive Vice President and Secretary of Media and Entertainment Holdings, Inc. as well as a member of the Board of Advisors of Jump TV Inc. From 1999 to 2002, Mr. Maggin served as Chief Executive Officer of TDN Media, Inc., a joint venture between Thomson Multimedia, NBC Television and Gemstar-TV Guide International.  TDN sells advertising on proprietary interactive television platforms.  Mr. Maggin has been a Director of Phillips-Van Heusen Corporation since 1987 and, since 1997, Chair of its Audit Committee. Mr. Maggin is a member of the Board of Trustees of Lafayette College from which he received a BA degree. He also earned JD and MBA degrees from Cornell University.

Ann Mather, 47, has served as a Director since 2004. Ms. Mather is also a Director and Chair of the Audit Committee of Google, Inc and a Director and Chair of the Audit Committee of Glu Inc. From 1999 to 2004, Ms. Mather was Executive Vice President, Chief Financial Officer and Secretary of Pixar Animation Studios. Prior to joining Pixar, she was Executive Vice President and Chief Financial Officer at Village Roadshow Pictures. From 1993 to 1999, Ms. Mather held various executive positions at the Walt Disney Company in Los Angeles, including Senior Vice President of Finance and Administration of its Buena Vista International Theatrical Division, where she supervised operations in Europe, Asia and Latin America as well as the start up of distribution operations in several Asian markets including China, Australia and Malaysia. From 1992 to 1993, Ms. Mather worked for Disney in Paris, France where she helped establish the international theatrical distribution arm of Disney in ten European countries. From 1991 to 1992, she was the European Controller for Alico, a division of AIG, Inc. From 1989 to 1991 she was the Director of Finance for Polo Ralph Lauren Europe’s retail operations, and from 1984 to 1988, Ms. Mather was at Paramount Pictures Corporation where she held various positions in London, Amsterdam and New York. She worked for KPMG in London, England between 1981 and 1984 covering a broad range of audit, tax and consulting assignments and is qualified as a Chartered Accountant. She has an MA degree from Cambridge University in England.

Christian Stahl, 36, has served as a Director since September 2006. He joined Apax Partners in March 1999 as a member of the media and leveraged transactions teams and is currently a partner. At Apax, he has worked on various international media transactions including The Stationery Office, TDL Infomedia, 20 Minuten AG, Telcast Media Group, World Directories and Tommy Hilfiger as well as the Apax investment in our company. Prior to joining Apax, he worked at Bain and Company. He attended university in London and Reutlingen (Germany), graduating with a German and English first class degree in business administration. He also earned an MBA with distinction from INSEAD in 1998.

Eric Zinterhofer, 35, has served as a Director since 2004. Mr. Zinterhofer is a partner at Apollo Management, L.P., and has been with Apollo since 1998. He is also a Director and a member of the Compensation Committee of IPCS Inc. From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co. From 1993 to 1994, Mr. Zinterhofer was a member of the Structured Equity Group at J.P. Morgan Investment Management. Mr. Zinterhofer graduated Cum Laude from the University of Pennsylvania with BA degrees in Honors Economics and European History and received his MBA from the Harvard Business School.

There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director other than Frank Ehmer and Christian Stahl, who were nominated by Apax pursuant to the terms of a partnership agreement among Ronald Lauder, certain parties related to Ronald Lauder and an Apax investment vehicle. Directors serve until the next annual general meeting or until a successor is appointed. There is no family relationship among any directors or executive officers of the Company other than Eric Zinterhofer, who is Mr. Lauder’s son-in-law.

Corporate Governance

Code of Conduct and Ethics. All of our directors, officers and employees are required to act in accordance with our Code of Conduct and Ethics. The Code of Conduct and Ethics complies with NASDAQ and the SEC requirements and incorporates our Whistleblower Policy. The Whistleblower Policy contains procedures for the anonymous, confidential submission by employees or others of any complaints or concerns about us or our accounting, internal accounting controls or auditing matters. The Whistleblower Policy prohibits retaliation against employees who avail themselves of the policy. Both the Code of Conduct and Ethics and the Whistleblower Policy are available on our website at www.cetv-net.com and can be accessed by clicking on “About CME” and then on “Company Policies”.

Audit Committee. The Audit Committee is composed of Messrs. Frank and Langer (Chairman) and Ms. Mather. The current members of the Audit Committee satisfy the independence and expertise requirements set forth in the NASDAQ Marketplace Rules. In addition, the Board has determined that Mr. Langer, Ms. Mather and Mr. Frank qualify as “audit committee financial experts”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports (Section 16 Reports) with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities. Based solely on our review of the Section 16 Reports furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements under Section 16(a) applicable to our officers, directors and greater than 10% beneficial owners were complied with on a timely basis except that PPF (Cyprus) Ltd. failed to file a Statement on Changes of Beneficial Ownership on Form 4 with respect to the disposal of shares of Class A Common Stock on December 30, 2005.

Executive Officers

Set forth below is certain information describing the Company’s executive officers (other than in respect of Michael Garin, who is also a director):

Wallace Macmillan, 49, was appointed Chief Financial Officer in March 2003. From 2001 until joining us, Mr. Macmillan consulted for both Bertelsmann and EMI. From 1992 until 2001 Mr. Macmillan held several positions at EMI. From 1999 until 2001, he was employed as VP Finance for the Recorded Music Division. Between 1997 and 1999, he was CFO for EMI’s Virgin Sector and Latin American and South East Asian regions. From 1992 until 1997 he worked as Finance Director first of the Virgin record companies and later of EMI in the United Kingdom, following the acquisition of Virgin Music Group by Thorn-EMI. Between 1990 and 1992 he was the International Financial Controller for Virgin Music Group in the United Kingdom. From 1988 to 1990 Mr. Macmillan worked as Director of Group Reporting for Bertelsmann Music Group in New York. From 1983 through 1987 he worked for the Bertelsmann Group in Germany in a variety of financial roles. Mr. Macmillan obtained his qualification as a Chartered Accountant while at Price Waterhouse from 1976 to 1983.

Adrian Sarbu, 52, was appointed as our Regional Director of Central and Eastern Europe in February 2006.  Mr. Sarbu has been the General Director and President of the Board of Pro TV in Romania since 1995 when this channel, the first of our Romanian operations, was launched.  In addition to holding the position of General Director, Mr. Sarbu has also been a shareholder in Pro TV since its launch. In 1990, prior to launching Pro TV, Mr. Sarbu founded the Media Pro Group, which is engaged in film and television production (Media Pro Studios, the largest movie studio in Central and Eastern Europe), distribution (Media Pro Distribution), the theatrical exhibition business (Cinema Pro), news syndication (Mediafax), radio (Pro FM), printing and publishing (Publimedia) and internet (Media Pro Interactive). Three companies in which Mr. Sarbu directly or indirectly held a controlling interest are in involuntary bankruptcy proceedings initiated in 2002 (Alfa Serv Srl), 2004 (Media Com 95 Srl) and 2005 (Agentia de drepturi sportive). Mr. Sarbu has also established a charitable foundation named Fundatia Pro in 1997 that is focused on education, including the launching and management of The Media University in 1999 that offers students the opportunity to study journalism and other media related disciplines. Mr. Sarbu was a film director until 1989. He received his university degree from the Academy of Cinema and Theatre, currently named The National University of Theatrical and Cinematography Arts "Ion Luca Caragiale".

Marina Williams, 41, has served as Executive Vice President since November 2004. From 2003 until joining us, Ms. Williams served as Vice President and Managing Director of Newscorp with responsibility for the development of Fox channels in Central and Eastern Europe. From 1998 to 2003, she served as Managing Director for Central and Eastern Europe and Executive Director, TV Channels for Fox Kids Europe and was responsible for launching and managing channels and for pan-European advertising and sponsorship. From 1991 to 1998, Ms. Williams served as regional manager and later Vice President for European Business Development for Turner Broadcasting in London, England and was responsible for developing CNN and the Cartoon Network in Eastern Europe. She received an MA degree from St. Petersburg University in St. Petersburg, Russia.

There is no arrangement or understanding between any executive officer and any other person regarding selection as an executive officer. Executive officers serve pursuant to their employment agreements. (See Item 11, Executive Compensation, “Potential Payment upon Termination or Change of Control”.)

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Philosophy and Objectives of Compensation Programs

General Philosophy

We believe the total compensation of our executive officers should support the following objectives:

•
Attract and retain executives with the experience and expertise to drive us to achieve our stated objectives. This means that we provide competitive pay opportunities to executives who are able to deliver competitive results.

•
Reward executives for creating shareholder value. This means that our long-term incentive programs are equity-based and that these equity-based programs represent a significant percentage of the total compensation opportunity for our executives.

•
Provide a mix of short-term and long-term compensation to achieve a balance between current income and long-term incentive opportunities that promote focus on both annual and multi-year business objectives. The mix between short-term and long-term is also designed to reflect the roles and responsibilities of the individual. This means that senior executives have a higher percentage of their total potential compensation tied to variable (versus fixed) pay, and long-term (versus short-term) pay.

•
Create a strong culture that rewards results and responsibility. This means that incentive plans reward a combination of our overall results through the achievement of specific financial goals and individual accountability and contributions through the use of specific goals and objectives.

•
Is appropriate in light of our size, strategy and anticipated performance. This means that while the Compensation Committee considers competitive practice in its decision-making, it places significant emphasis on our specific strategy, financial situation and performance in the ultimate determination of compensation decisions.

Compensation Design and Elements of Compensation

Our executive compensation program consists of the following components:

Base Salary

Minimum salary levels for each of our Named Executive Officers are set forth in their employment contracts. The Compensation Committee reviews these salary levels each year to determine whether any adjustment is appropriate. Key considerations in establishing base salary levels and subsequent increases include the overall level of responsibility a given Named Executive Officer has; the importance of the role; and the experience, expertise and specific performance of the individual. We consider current base salary levels for each of our Named Executive Officers to be consistent with these objectives.

For our current Named Executive Officers, base salaries for 2006 accounted for 36% of total direct compensation (the sum of salary, bonus and annual option grant value). This means our Named Executive Officers have 64% of their total direct compensation tied to short- and long-term incentive pay.

Annual Incentive Plans

Across the entire organization, approximately 2,500 employees were eligible to receive annual incentives through various incentive plans. Award opportunities vary by position and level in the organization; incentive opportunities for the Named Executive Officers are specified in their employment contracts, with targets ranging from 33% to 100% of salary. Awards vary for specific Named Executive Officers and are determined based upon a combination of financial and strategic goals. Bonuses may exceed target amounts based on exceeding financial performance criteria and, in the case of the CEO, satisfaction of qualitative criteria. In respect of the CEO’s compensation, the Compensation Committee considers many factors, however, none of the factors are given specific weights other than 50% of his bonus be based on qualitative criteria and 50% be based on quantitative criteria. The Compensation Committee does approve specific threshold, target or maximum financial performance levels for the other Named Executive Officers. The Compensation Committee may also establish other performance criteria for purposes of establishing compensation for the achievement of specific objectives.

For 2006, actual 2006 awards for the Named Executive Officers ranged from 46% to 254% of salary.1 As mentioned above, the Compensation Committee considers many factors in determining the annual incentive award for the CEO. Key among the factors considered in 2006 were the following achievements:

•	We reported consolidated revenues of $603.1 million for the year ended December 31, 2006, a 50% increase over consolidated net revenues for the year ended December 31, 2005.
•	We reported Segment EBITDA[2] of $218.8 million for the year ended December 31, 2006, a 39% increase over Segment EBITDA[2] for the year ended December 31, 2005.
•
The remarkable results reflect the successful management of the implementation of a new transparent advertising strategy in the Czech Republic as well as continued strong performance of the Romanian and Ukrainian operations.

•	We raised approximately $168 million through the issuance of 2,530 shares of Class A Common Stock in March 2006.
•	We successfully extended our primary broadcast license (for prime time and off prime time) in Ukraine for an additional ten years.
•	Active management of investor relations has resulted in us receiving additional analyst coverage and has contributed to strong growth in our share price.

Annual incentive awards for the remaining Named Executive Officers were primarily determined by achieving specific financial performance criteria based on company-wide EBITDA or EBITDA results for specific operations, as described in the Summary Compensation Table.

[1]	This comparison excludes Mr. Burke, who resigned on October 1, 2006 and as a consequence was not entitled to participate in our annual discretionary bonus scheme.
[2]
For a quantitative reconciliation of non-GAAP financial measures to the most directly comparable financial measurements in accordance with GAAP, see Item 8, Note 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Long-term Equity Incentive Program (LTIP)

We believe sustained long-term growth in our share price, achieved through growing revenue and earnings, is the primary responsibility of management. Long-term incentives in the form of stock options are the most effective way to link the interests of management and shareholders, and to incentivize management to strive for continued shareholder value creation. Therefore, we have consistently used stock options as an integral part of our compensation programs.

Each year, the Compensation Committee reviews and approves annual option grants to a group of employees. In 2006, 98 employees, including the Named Executive Officers, received option awards. Annual grant levels are determined based on a number of factors, including the individual’s position, the role the individual plays in setting and achieving long-term company goals, the size of prior equity awards, the overall dilution represented by equity grants and the impact of such grants on our financial statements.

Historically, regular annual grants to Named Executive Officers and non-employee directors have occurred at the time of our annual general meeting. Annual grants to other employees have historically occurred near the end of each calendar year. Three of the Named Executive Officers also received separate option grants in connection with significant amendments to their employment contracts. The dates and values of these grants are included in the Grant of Plan-Based Awards table. All option grants are made with the approval of the Compensation Committee, with an exercise price equal to the closing price of our shares on that date. Consistent with general market practice, options are currently granted with a 10-year life and vest over three or four years.

Other Benefits and Perquisites

Our Named Executive Officers are eligible to participate in employee benefits programs established for their respective countries of employment. These generally consist of medical insurance for the Named Executive Officers and their dependants and life and disability insurance. The value of these amounts is included in the Summary Compensation Table.

Stock Ownership Guidelines

We encourage stock ownership among our executives and directors but do not currently have formal stock ownership guidelines.

Severance

All of our Named Executive Officers have employment contracts with us or a subsidiary that provide for compensation in the event of involuntary termination. These termination benefits, typically defined by local practice, were negotiated between us and each Named Executive Officer individually and do not conform to a single policy. The value of these termination payments is further described and quantified under “Potential Payments Upon Termination or Change of Control” below.

Compensation Consultant

In late 2006, the Compensation Committee engaged Pearl Meyer & Partners (PM&P) to serve as its independent advisor on executive compensation matters. PM&P was retained by, and reports directly to, the Compensation Committee. All of the work being done by PM&P is at the request of the Compensation Committee, and PM&P does no other work for us. As necessary, PM&P works with management in its role as the Compensation Committee’s advisor in order to collect and prepare information for the Compensation Committee’s review and to assist in the implementation of programs and policies approved by the Compensation Committee. PM&P is currently conducting a comprehensive competitive compensation analysis of senior executive positions.

Role of Executives in Establishing Compensation

Our CEO, CFO and General Counsel have participated in the development and implementation of certain executive compensation programs, particularly the annual incentive and long-term incentive programs. Once formulated, these programs are reviewed by our CEO and submitted to the Compensation Committee for its review and approval. From time to time, certain executives, including the CEO, may be invited to attend meetings of the Compensation Committee. The General Counsel attends all meetings in his capacity as Secretary to the Board. While these executives may be asked to provide input and perspective, only Compensation Committee members vote on executive compensation matters. Generally, these votes take place in executive session, when no members of management are in attendance.

Equity Granting Policy

Recognizing the importance of adhering to appropriate practices and procedures when granting equity awards, we formalized an equity granting policy in early 2007 to memorialize our practices and processes. The policy establishes the following practices:

•	The award date of all equity grants shall only occur during a period when trading in our shares is permitted in accordance with our Insider Trading Policy.
•
All grants to Section 16 officers, including grants to new hires, must be approved at a meeting of the Compensation Committee, including telephonic meetings, and may not occur through action by unanimous written consent.

•
The grant date of any equity awards approved at a meeting of the Compensation Committee shall be the date of such meeting or, in connection with an anticipated hire or an award to be granted in several installments, a future date established by the Compensation Committee at such meeting, subject to employment commencing.

•	The exercise price for all option awards shall not be less than our stock price on the date of grant.

Impact of Tax and Accounting on Compensation Decisions

As a general matter, the Compensation Committee takes into consideration the various tax and accounting implications of compensation vehicles employed by us. When determining amounts of long-term incentive compensation to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under Statement of Financial Accounting Standards, No. 123 (revised 2004), grants of stock options, restricted stock and restricted stock units permitted pursuant to the Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”) result in an accounting charge. The accounting charge is equal to the fair value of the instruments being issued for options expected to vest. For restricted stock, the cost is equal to the fair value of the stock on the date of grant multiplied by the number of shares or units granted. For stock options, the cost is equal to the fair value of the option on the date of grant using a Black-Scholes option pricing model multiplied by the number of options expected to vest. This expense is amortized over the requisite service or vesting period.

The Compensation Committee also considers the tax implications of its programs, both to us and to the participants. It is the Compensation Committee’s policy to maximize the effectiveness of our executive compensation plans in this regard. However, the Compensation Committee believes that compensation and benefits decisions should be primarily driven by the needs of the business, rather than by tax policy. Therefore, the Compensation Committee may make pay decisions that result in certain tax inefficiencies.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management; and based on our review and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by:

Bruce Maggin
Herbert A. Granath

Members of the Compensation Committee

Summary Compensation Table

Our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Executive Vice President and Regional Director for Central and Eastern Europe were our only executive officers (together, the Named Executive Officers) who either served as executive officers during, or were serving as executive officers at the end of, the fiscal year ended December 31, 2006. The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Named Executive Officers, for services rendered in all capacities to us and our subsidiaries for our last fiscal year. We did not award any stock awards and did not grant any non-equity incentive plan compensation or non-qualified deferred compensation to any employees during 2006.

	Year	Salary ($)	Bonus ($)	Option awards ($)(2)	All Other Compensation ($)	Total Compensation ($)
Michael Garin Chief Executive Officer	2006	625,000	1,400,000	913,055	152,012(3)	3,090,067
Robert Burke (1) Chief Operating Officer	2006	248,372	-	120,041	64,482(4)	432,895
Wallace Macmillan Chief Financial Officer	2006	436,950	297,774	188,226	3,763(5)	926,713
Marina Williams Executive Vice President	2006	402,454	1,021,575	276,738	3,736(5)	1,704,503
Adrian Sarbu Regional Director	2006	924,887	426,887	86,982	2,630(5)	1,441,386

(1)	Mr. Burke resigned on October 1, 2006.
(2)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) of awards pursuant to the 1995 Plan, which includes amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Item 8, Note 17 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(3)
Approximately $24,000 represents life and health insurance benefits paid by us.  As part of his employment arrangement, Mr. Garin is deemed to be based in Westchester County, New York, the United States of America, where he maintains a home, and is entitled to reimbursement for expenses incurred by him, his travel companion and his family for travel (including ground transportation costs), accommodation, meals and related costs while travelling on personal business. During 2006 such expenses included approximately $85,000 for travel costs (including ground transportation costs), approximately $25,000 for meals and approximately $10,000 for accommodation.

(4)	Represents payments for housing allowances stipulated in Mr. Burke’s contract (approximately $62,000) and life and health insurance benefits paid by us.
(5)	Represents life and health insurance benefits paid by us.

Actual salary amounts earned by each Named Executive Officer in the Summary Compensation Table in a currency other than US dollars have been translated using the average exchange rate for 2006. Bonus awards have been translated using the rate prevailing on the date of the award. Foreign currency amounts set out below and those in respect of “Potential Payments Upon Termination or Change of Control” described below have been translated using the exchange rate prevailing at December 31, 2006.

Michael Garin

Michael Garin has an employment agreement dated as of March 30, 2004 with one of our wholly-owned subsidiaries. On July 28, 2006, he entered into an amendment to this agreement, pursuant to which his term as Chief Executive Officer has been extended from January 31, 2008 to January 31, 2010. Under his employment agreement, Mr. Garin is entitled to receive an aggregate annual salary of $625,000, which may be increased annually at the discretion of the Compensation Committee. During the period from February 1, 2008 to January 31, 2010, he will be entitled to receive an aggregate annual salary of $750,000.

During his employment term, Mr. Garin has the opportunity to earn an annual cash bonus with a target amount equal to his annual base salary. Under the terms of his employment agreement, one-half of such bonus is to be based on objective criteria and one-half is to be based on subjective criteria established by the Compensation Committee and approved by the Board. Pursuant to Mr. Garin’s employment agreement, we are required to procure that Mr. Garin is named to the Board of Directors and the Board is required to nominate Mr. Garin for election to the Board of Directors for so long as he remains employed by us.

If Mr. Garin serves through the end of the term provided in the amended agreement, we will retain him as a consultant for a one-year period following the expiration of such term. Under the terms of the consultancy, Mr. Garin may be required to devote up to 30 hours per month of service at our request and he will be entitled to receive an aggregate fee of $300,000 payable in equal monthly installments. During the period, he will continue to be provided with health insurance, an assistant and office space.

Robert Burke

Robert Burke had an employment agreement dated as of July 16, 2001 with a wholly-owned subsidiary of our company. Mr. Burke resigned from his position effective October 1, 2006. Under the employment agreement, Mr. Burke was entitled to receive an aggregate annual salary of £180,000 (approximately $325,457), which could be increased each July at our discretion. In addition, Mr. Burke was entitled to a monthly allowance of £3,500 (approximately $6,853). Because Mr. Burke separated from us prior to January 1, 2007, he was not entitled to participate in our annual discretionary bonus scheme.

Wallace Macmillan

Wallace Macmillan has an amended and restated employment agreement dated October 6, 2006 with a wholly-owned subsidiary of our company. Under the employment agreement, Mr. Macmillan is entitled to receive an aggregate annual salary of ₤250,000 (approximately $489,524), which may be increased each March at our discretion. Mr. Macmillan is also entitled to participate in an annual discretionary bonus scheme, with the amount of such bonus to be determined by the Chief Executive Officer and approved by the Compensation Committee. Following an amendment to his employment agreement effective April 1, 2006, such bonus is based upon a target representing 50% of Mr. Macmillan’s gross annual basic salary. Prior to such amendment, his bonus was based on a target representing 33 1/3% of Mr. Macmillan’s gross annual basic salary.

Marina Williams

Marina Williams has an employment agreement dated October 5, 2006 with a wholly-owned subsidiary of our company. Under her employment agreement, Ms. Williams is entitled to receive an aggregate annual salary of ₤225,000 (approximately $440,571), which shall be increased by 5% on each anniversary of the agreement. Ms. Williams is also entitled to participate in an annual discretionary bonus scheme, the amount of such bonus to be determined by the Chief Executive Officer and approved by the Compensation Committee. Such bonus is based upon a target representing not less than 33% of Ms. Williams’ gross annual basic salary. With effect from April 1, 2006, Ms. Williams is also entitled to a bonus in respect of our Ukrainian operations, in the amount of 50% of her gross annual basic salary should the EBITDA results of the Ukrainian operations reported in our Annual Form 10-K be equal to the annual aggregate EBITDA target for that fiscal year. If the EBITDA results exceed the annual aggregate EBITDA target for that fiscal year, Ms. Williams is entitled to receive an additional amount equal to 10% of her gross annual basic salary in respect of the relevant year for each 5% increment by which the EBITDA results exceed the corresponding EBITDA target. In addition, in 2006 Ms. Williams received a cash bonus of $500,000, a portion of which was awarded following an agreement to extend her employment agreement and the remainder following the successful extension of the main broadcasting license of our Ukrainian subsidiary Studio 1+1 LLC.

Adrian Sarbu

Mr. Sarbu has served as the general director of our Romanian operations since 1995 and has an employment agreement dated January 1, 2006 with our Romanian subsidiary Pro TV SA (the “Pro TV agreement”). During February 2006, we announced our intention to appoint Mr. Sarbu a regional director and designated him to oversee our operations in the Czech and Slovak Republics in addition to his responsibilities for the Romanian operations; this appointment was formalized on August 1, 2006. In connection with such appointment, he has been engaged to serve as a senior executive of our Czech subsidiary CET 21 s.r.o. under a Contract for the Performance of the Office dated August 1, 2006 (as amended, the “CET 21 agreement”). The CET 21 agreement is for a fixed term and expires on December 31, 2007. Under the Pro TV agreement, Mr. Sarbu is entitled to receive an annual aggregate salary of RON 1,431,660 (approximately $554,074 at December 31, 2006). Under the CET 21 agreement, Mr. Sarbu is entitled to a salary of $500,000 per annum.

Mr. Sarbu is entitled to an annual cash bonus of a further 50% of his annual salary under the Pro TV agreement if the EBITDA results reported for the Romanian operations are equal to the annual EBITDA target for that fiscal year which may be increased to an amount representing 100% of his annual salary if the EBITDA results are two times the annual EBITDA target. Under his contract with CET 21, Mr. Sarbu has the opportunity to earn a cash bonus of $1,000,000 at the end of 2007 if the combined EBITDA results reported for both the Czech and Slovak Republic operations are equal to the aggregate EBITDA target of at least $273,300,000 for the 2006 and 2007 fiscal years for those operations. In the event the aggregate combined EBITDA exceeds $273,300,000, Mr. Sarbu will be entitled to receive a bonus equal to 10% of the amount of such excess, to a total amount of $5,000,000 (including the $1,000,000 payable in the event these EBITDA targets are achieved).

Grants of Plan Based Awards

The following table sets forth information with respect to grants of options to purchase shares of Class A Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 2006. We have not granted any equity or non-equity incentive awards or any stock awards during the year ended December 31, 2006.

	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise / Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Award ($) (5)

Michael Garin	06/08/2006	20,000 (2)	56.42	664,220
	07/28/2006	80,000 (3)	60.64	2,093,120

Robert Burke (1)	-	-	-	-

Wallace Macmillan	06/08/2006	8,000 (2)	56.42	230,648
	12/14/2006	12,500 (4)	72.05	438,788

Marina Williams	05/01/2006	12,500 (5)	64.81	415,138

Adrian Sarbu	06/08/2006	8,000 (2)	56.42	230,648

(1)	Mr. Burke resigned on October, 1 2006.
(2)
This grant reflects an annual grant of options made to Named Executive Officers. The exercise price is equal to the closing price of our shares of Class A Common Stock on June 8, 2006, the date such grant was made. Such options become exercisable in four equal installments on each anniversary of the grant and expire on June 7, 2016.

(3)
Pursuant to an amendment to Mr. Garin’s employment agreement in 2006, Mr. Garin has been granted options to purchase 80,000 shares of Class A Common Stock at an exercise price of $60.64 per share. The exercise price is equal to the closing price of our shares of Class A Common Stock on July 28, 2006, the date such amendment was entered into. Such options become exercisable in three annual installments: as to 32,000 shares on January 31, 2009, as to 64,000 shares on January 31, 2010 and as to 80,000 shares on January 31, 2011. Such options expire on July 27, 2016.

(4)
In connection with an amendment to Mr. Macmillan’s employment agreement in 2006, Mr. Macmillan was granted options to purchase 12,500 shares of Class A Common Stock on December 14, 2006 at an exercise price equal to the closing price of our shares of Class A Common Stock on that day. Such options become exercisable in four equal installments on each anniversary of the grant and expire on December 13, 2016.

(5)
In connection with an amendment to Ms. Williams’ employment agreement in 2006, Ms. Williams was granted options to purchase 12,500 shares of Class A Common Stock on May 1, 2006 at an exercise price equal to the closing price of our shares of Class A Common Stock on that day. Such options become exercisable in four equal installments on each anniversary of the grant and expire on April 30, 2016. Pursuant to this amendment, Ms. Williams is entitled to receive a grant of options to purchase 12,500 shares of Class A Common Stock on April 1 (or the next succeeding business day) of each year of the remaining term of her employment agreement (which expires on March 31, 2010). The exercise price of such options will be the closing price of our shares of Class A Common Stock on the date of grant and these options will become exercisable in four equal installments on each anniversary of the grant. Accordingly, on April 2, 2007, Ms. Williams was awarded options to purchase 12,500 shares of our Class A Common Stock at an exercise price of $87.91 per share. Such options become exercisable in 4 equal annual installments on each of the first four anniversaries of the date of grant. Such options expire on April 1, 2017.

(6)	For a discussion of the assumptions underlying the valuation of employee stock compensation, see Item 8, Note 17 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Outstanding Equity Awards at December 31, 2006

The following table sets forth information with respect to outstanding options to purchase shares of Class A Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 2006. We did not make any stock awards during the fiscal year ended December 31, 2006.

			Option Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Michael Garin		87,500	202,500	-
	02/02/2004	80,000	80,000 (2)	-	19.49	01/31/2014
	06/02/2005	7,500	22,500 (2)	-	44.50	06/01/2015
	06/08/2006	-	20,000 (2)	-	56.42	06/07/2016
	07/28/2006	-	80,000 (3)	-	60.64	07/27/2016

Robert Burke (1)		178,750	11,250
	04/01/2002	95,000	-	-	2.14	03/31/2012
	05/29/2003	80,000	-	-	10.37	05/28/2013
	06/02/2005	3,750	11,250 (2)	-	44.50	06/01/2015

Wallace Macmillan		20,833	34,667
	05/29/2003	5,000	-	-	10.37	05/28/2013
	05/05/2004	13,333	6,667 (4)	-	18.93	05/04/2014
	06/02/2005	2,500	7,500 (2)	-	44.50	06/01/2015
	06/08/2006	-	8,000 (2)	-	56.42	06/07/2016
	12/14/2006	-	12,500 (2)	-	72.05	12/13/2016

Marina Williams		17,083	30,417
	11/22/2004	13,333	6,667 (4)	-	32.80	11/21/2014
	06/02/2005	3,750	11,250 (2)	-	44.50	06/01/2015
	05/01/2006	-	12,500 (2)	-	64.81	04/30/2016

Adrian Sarbu		5,000	15,000
	11/18/2004	4,000	4,000 (2)	-	32.99	11/17/2014
	12/21/2005	1,000	3,000 (2)	-	57.00	12/20/2015
	06/08/2006	-	8,000 (2)	-	56.42	06/07/2016

(1)	Mr. Burke resigned on October 1, 2006.
(2)	These options vest in four equal installments on each anniversary of the date of grant.
(3)
Pursuant to an amendment to Mr. Garin’s employment agreement in 2006, Mr. Garin has been granted options to acquire 80,000 shares of Class A Common Stock. Such options become exercisable in three annual installments: as to 32,000 shares on January 31, 2009, as to 64,000 shares on January 31, 2010 and as to 80,000 shares on January 31, 2011.

(4)	These options vest in three equal installments on each anniversary of the date of grant.

Option Exercises and Stock Vested

The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2006 by the Named Executive Officers and the value realized on exercise. There are no stock awards held by any Named Executive Officer, any other employee or any director.

	Option Awards

	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(3)

Michael Garin	-	-
Robert Burke (1)	25,000	1,561,800
Wallace Macmillan	15,000	757,275
Marina Williams (2)	-	-
Adrian Sarbu	-	-

(1)	Mr. Burke resigned on October 1, 2006. On March 1, 2007, he exercised his remaining options to purchase 178,750 shares of Class A Common Stock.
(2)	On March 16, 2007, Ms. Williams exercised an option to purchase 8,500 shares of Class A Common Stock that were granted on November 22, 2005, realizing a gain on exercise of $418,540.
(3)	The value realized at exercise represents the difference between the market price on the date of exercise and the exercise price of the options exercised.

Potential Payments upon Termination or Change of Control

Set out below is information reflecting compensation that may be payable to each of the Named Executive Officers in the event of the termination of such executive’s employment. The amount of compensation payable upon voluntary termination, involuntary termination (other than for cause) or termination for cause is described below. We do not have any severance agreement or any agreement providing for payments upon a change of control. The amounts shown below assume that such termination was effective as of December 31, 2006 but do not include amounts earned through such period (which are presented in the Summary Compensation Table) and are estimates of amounts that may be payable on termination. Actual amounts that may be payable or will be paid can only be determined at the time of separation of a Named Executive Officer from our company.

Michael Garin

Michael Garin has an amended employment agreement with a fixed term that expires on January 31, 2010. Mr. Garin may voluntarily terminate the agreement at any time on 90 days’ notice without further entitlement. If we were to elect to make payment in lieu of notice (that is, if we were to pay him the portion of his gross salary payable for the period of notice on the date of the notice of termination), Mr. Garin would be entitled to receive an amount equal to $154,110, subject to deductions for social security and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

We may terminate the employment agreement at any time prior to the expiration of the term. If such early involuntary termination is due to a reason other than for cause or death or disability, Mr. Garin is entitled to seek any loss of compensation or loss of other contractual entitlements that may be available as a matter of law. The actual entitlement may vary from current unpaid amounts of salary to unpaid salary and other entitlements through the remaining period of the employment agreement. It has been assumed solely for purposes of quantifying a potential entitlement of Mr. Garin in the event of such involuntary termination that such entitlement would not exceed base salary for the period from the date of termination through January 31, 2010. The amount of such payment would be equal to $2,177,083, subject to deductions for social security and other withholdings. In the event of such termination, the options awarded to Mr. Garin under the amendment to his employment agreement and those awarded under his initial employment agreement shall become vested and shall be exercisable for a period of 90 days from the date of such early termination. Any other options vested and exercisable at the date of termination shall remain exercisable for a period of 90 days following termination.

In the event we terminate Mr. Garin’s employment agreement due to cause, he is not entitled to receive any additional remuneration. In addition, any options awarded to Mr. Garin, including those that have become exercisable shall immediately terminate on the date of such termination.

In the event Mr. Garin’s employment is terminated due to his death, disability or retirement at or after age 65, he is not entitled to any additional remuneration. All options granted under the intial employment agreement, the amendment to his employment agreement or otherwise will automatically become exercisable for a period of one year following his termination on such grounds.

Mr. Garin’s employment agreement also contains non-competition provisions applicable for a one-year period following termination and a prohibition on the use of confidential information.

Robert Burke

Robert Burke, our former President and Chief Operating Officer, resigned from his position effective October 1, 2006. He did not receive any additional compensation in connection with his voluntary termination.

Wallace Macmillan

Wallace Macmillan has an employment agreement for an indefinite term. He is entitled to terminate his employment agreement at any time on 90 days’ notice. If we were to elect to make payment in lieu of notice, Mr. Macmillan would be entitled to receive an amount equal to $120,705, subject to deductions for social security and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

Mr. Macmillan may also terminate his employment agreement on five days’ notice for good reason. Good reason includes a material breach by us of his employment agreement or a reduction in his compensation, title, position or duties. In the event of such termination or in the event we elect to terminate his employment (other than for cause), Mr. Macmillan is entitled to receive an amount equal to his annual base salary ($489,524), subject to deductions for social insurance and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

In the event we terminate Mr. Macmillan’s employment agreement due to cause, he is not entitled to receive any additional remuneration. In addition, any options awarded to Mr. Macmillan, including those that have become exercisable shall immediately terminate on the date of such termination.

Mr. Macmillan’s employment agreement also contains non-competition provisions applicable for a one-year period following termination and a prohibition on the use of confidential information.

Marina Williams

Marina Williams has an employment agreement with a fixed term that expires on March 31, 2010. Ms. Williams may voluntarily terminate her employment agreement at any time on six months’ notice. If we were to elect to make payment in lieu of notice, Ms. Williams would be entitled to receive an amount equal to $225,794 , subject to deductions for social insurance and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

If we elect to terminate her employment agreement (other than for cause) at any time prior to the expiration of the term, Ms. Williams is entitled to receive an amount equal to her base salary for the remaining term of her employment agreement ($1,568,491), subject to deductions for social insurance and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

In the event we terminate Ms. Williams’ employment agreement due to cause, she is not entitled to receive any additional remuneration. In addition, any options awarded to Ms. Williams, including those that have become exercisable shall immediately terminate on the date of such termination.

Ms. Williams’ employment agreement also contains non-competition provisions applicable for a six-month period following termination and a prohibition on the use of confidential information.

Adrian Sarbu

Pro TV Agreement

Mr. Sarbu’s Pro TV agreement is for an indefinite period. Under this employment agreement, Mr. Sarbu may terminate his employment on 15 calendar days’ notice. In the event we elect to make payment in lieu of notice, Mr. Sarbu would be entitled to receive an amount equal to his base salary payable for such period ($21,310), subject to deductions for social insurance and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

Mr. Sarbu can be terminated on 15 working days’ notice. In the event we were to elect to make payment in lieu of notice, Mr. Sarbu would be entitled to receive an amount equal to his base salary payable for such period ($31,966), subject to deductions for social insurance and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

CET 21 Agreement

Mr. Sarbu’s CET 21 agreement is for a fixed term, expiring on December 31, 2007. He is entitled to terminate his employment agreement at any time on 90 days’ notice. If we were to elect to make payment in lieu of notice, Mr. Sarbu would be entitled to receive an amount equal to $123,288, subject to deductions for social insurance and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

If our subsidiary CET 21 elects to terminate the CET 21 agreement (other than for cause) at any time prior to the expiration of the term and to make payment in lieu of notice, Mr. Sarbu would be entitled to receive his base salary for the notice period, his annual base salary under the CET 21 agreement for the year 2007, and the bonus he would have earned under the CET 21 agreement as described in the narrative following the Summary Compensation Table. If the combined EBITDA targets for the Czech and Slovak Republics in 2006 and 2007 were achieved, Mr. Sarbu would be entitled to receive $1 million as a bonus, subject to deductions for social insurance and other withholdings. In the event that the aggregate EBITDA target were not achieved, his entitlement would be reduced by a proportionate amount. In the event the aggregate EBITDA targets are exceeded, Mr. Sarbu is entitled to receive an amount equal to 10% of the amount by which the target is exceeded, up to a maximum amount of $4 million (in addition to the $1 million receivable for achieving the target), subject to deductions for social insurance and other withholdings. Any options that have become exercisable as of such voluntary termination date may be exercised for a period of 90 days following such date.

In the event Mr. Sarbu is terminated for cause under either the Pro TV agreement or the CET 21 agreement, he is not entitled to receive any additional remuneration. In addition, any options awarded to Mr. Sarbu, including those that have become exercisable shall immediately terminate on the date of such termination.

Mr. Sarbu’s contract with CET 21 also contains non-competition provisions that are applicable for a one-year period following termination and a prohibition on the use of confidential information.

Compensation of Directors

The following table sets forth information in respect of compensation paid to non-employee directors for the year ended December 31, 2006 and the number of options to purchase shares of Common Stock outstanding as at December 31, 2006. We use a combination of cash and stock options to compensate non-employee directors. We do not have any non-equity incentive compensation plans, non-qualified deferred compensation earnings and directors received no other compensation.

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)	Total Compensation ($)	Number of Securities Underlying Options Outstanding(5)

Ronald Lauder	-	166,429 (4)	166,429	70,000
Herbert Granath	57,500	169,305	226,805	60,000
Frank Ehmer (1)	-	-	-	-
Charles Frank	62,000	114,139	176,139	36,800
Herbert Kloiber (2)	45,833	26,306	72,139	6,000
Alfred Langer	62,000	155,899	217,899	54,400
Bruce Maggin	55,000	119,836	174,836	44,000
Ann Mather	67,000	98,534	165,534	28,000
Christian Stahl (1)	-	-	-	-
Eric Zinterhofer	-	110,318	110,318	28,000

(1)	Frank Ehmer and Christian Stahl were appointed to the Board of Directors on September 1, 2006.
(2)	Herbert Kloiber was appointed to the Board of Directors on February 1, 2006.
(3)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) of awards pursuant to the 1995 Plan, which includes amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Item 8, Note 17 of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)
Ronald Lauder was awarded an option to purchase 6,000 shares of Class B Common Stock at the date of the 2006 Annual General Meeting; each of the remaining directors appointed at the 2006 Annual General Meeting was awarded an option to purchase 6,000 shares of Class A Common Stock as further described below.

(5)	Ronald Lauder has been awarded options to purchase shares of Class B Common Stock and all other directors have been awarded options to purchase shares of Class A Common Stock.

Directors’ Fees

We pay a cash fee to each of our independent directors of $50,000 per annum. We reimburse each director for expenses in connection with attending meetings of the Board of Directors. Members of the Audit Committee are paid an additional annual cash fee of $12,000. The members of the Audit Committee are Messrs. Langer and Frank and Ms. Mather. Members of the Compensation Committee receive an additional annual cash fee of $5,000. The members of the Compensation Committee during 2006 were Messrs. Maggin and Granath and Ms. Mather. In addition, Mr. Granath received $2,500 following his appointment as Vice Chairman. No additional compensation is paid to any director for serving on other committees. Michael Garin, who is the only director who is also an employee, does not receive any additional compensation for service as a director.

Automatic Equity Grant

Pursuant to our 1995 Plan, on the date of each annual general meeting, each non-employee director who has served as a director since the last annual general meeting of shareholders or who has been otherwise approved by the Board although having served a shorter term is eligible to receive either (i) non-incentive stock options to purchase shares of Class A Common Stock (in the case of the Chairman, Class B Common Stock if eligible under our bye-laws and if such grant is approved by the Board) or (ii) a combination of non-incentive stock options, restricted stock and restricted stock units whose aggregate value is equal to the value of the equivalent number of non-incentive stock options on the date of grant. In the event options are awarded, the exercise price of such options will be the closing price of a share of Class A Common Stock on the date of grant (and 105% of the fair market value of a share of Class A Common Stock in the case of an option to acquire Class B Common Stock).

The Compensation Committee has discretion to determine the components of the annual automatic grant to non-employee directors within the limitation on value described above. For purposes of determining the U.S. dollar value of non-incentive stock options to purchase shares of Common Stock under the automatic grant, the Compensation Committee shall calculate a U.S. dollar amount using the methodology that is employed by us for valuing options in our most recent annual financial statements. For purposes of determining the number of shares of any restricted stock or restricted stock units, the U.S. dollar amount allocated to such award shall be divided by the fair market value of a share of our Class A Common Stock on the date of grant.

At the time of the 2006 Annual General Meeting, the Compensation Committee determined that the automatic grant should consist solely of options; the 1995 Plan provided that the amount of the grant be 6,000 options. These options will vest over a four-year period from the date of grant and will expire 10 years from the date of grant. The Board of Directors amended the 1995 Plan on April 25, 2007 to reduce the automatic grant to (i) non-incentive stock options to purchase 5,000 shares of Class A Common Stock (in the case of the Chairman, Class B Common Stock if eligible under our bye-laws and if such grant is approved by the Board) or (ii) a combination of non-incentive stock options, restricted stock and restricted stock units whose aggregate value is equal to the value of the 5,000 non-incentive stock options. The 1995 Plan provides the Compensation Committee with the authority to stipulate the vesting period for all automatic awards, whether options, restricted stock or restricted stock units.

Compensation Committee Interlocks and Insider Participation

There were no interlocks or other relationships among our executive officers and directors that are required to be disclosed under applicable executive compensation disclosure requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 2, 2007 with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock and also sets forth certain information with respect to voting power and percentage of ownership as of April 2, 2007, by (i) each shareholder known by us to beneficially own more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) the Chief Executive Officer and the other named executive officers, and (iv) all directors and executive officers as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such person.

	Beneficial Ownership		Beneficial Ownership		Common Stock
	of Class A Common Stock(a)		of Class B Common Stock		% of Voting Power	% Ownership
Name of Beneficial Owner	Number	Percent	Number	Percent	(b)	(b)
Ronald S. Lauder (1)(13)	60,000	*	6,361,139(31)	100%	64.82%	15.67%
Michael N. Garin	127,500(19)	*	--	--	*	*
Frank Ehmer (2)	--	--	--	--	--	--
Charles R. Frank, Jr.	11,900(20)	*	--	--	*	*
Herbert A. Granath	38,300(21)	*	--	--	*	*
Herbert Kloiber (3)		*	--	--	*	*
Alfred W. Langer	32,700(23)	*	--	--	*	*
Bruce Maggin	14,300(24)	*	--	--	*	*
Ann Mather	5,500(25)	*	--	--	*	*
Christian Stahl (4)	--	--	--	--	--	--
Eric Zinterhofer	9,500(26)	*	--	--	*	*

Robert E. Burke (5)	100,000	*	--	--	*	*
Wallace Macmillan	27,500(27)	*	--	--	*	*
Adrian Sarbu (6)	5,000(28)	*	--	--	*	*
Marina Williams	11,708(29)	*	--	--	*	*

All directors and executive officers as a group (14 persons)	443,908(30)	1.27%	6,361,139	100%	65.02%	16.49%

Federated Investors, Inc. (7)(14)	3,117,988	9.01%	--	--	3.19%	7.62%
Eric Semler (8) (15)	2,952,685	8.53%	--	--	3.02%	7.21%
Apax Partners Europe Managers Limited (9) (16)	60,000	*	6,312,839	100%	64.64%	15.57%
Apax Europe VI GP Co. Ltd.(9)(16)	60,000	*	6,312,839	100%	64.64%	15.57%
Testora Ltd (10)	3,500,000	10.11%	--	--	3.58%	8.55%
Capital Research and Management Company (11) (17)	2,109,820	6.09%	--	--	2.16%	5.15%
Morgan Stanley (12) (18)	2,089,980	6.04%	--	--	2.14%	5.11%
Morgan Stanley Investment Management, Inc. (12) (18)	1,784,380	5.15%	--	--	1.83%	4.36%

*	Less than 1.0%

(a)
Does not include 6,374,839 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock. Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock for no additional consideration on a share-for-share basis.

(b)
Represents the percentage of total voting power and the percentage ownership of the Class A Common Stock and the Class B Common Stock currently beneficially owned by each identified shareholder and all directors and executive officers as a group. The Class A Common Stock and the Class B Common Stock are the only authorized classes of our capital stock with shares outstanding.

(c)	None of the shares of the directors or executive officers are pledged.

(1)	The address of Ronald S. Lauder is Suite 4200, 767 Fifth Avenue, New York, New York 10153.

(2)	Frank Ehmer was appointed to the Board of Directors on September 1, 2006. Mr. Ehmer was a nominee of Apax to the Board of Directors.

(3)	Herbert G. Kloiber was appointed to the Board of Directors on February 1, 2006.

(4)	Christian Stahl was appointed to the Board of Directors on September 1, 2006. Mr. Stahl was a nominee of Apax to the Board of Directors.

(5)	Mr. Burke’s term as President and Chief Operating Officer ended on October 1, 2006 following his resignation.

(6)	On August 1, 2006, Adrian Sarbu was appointed to oversee operations in the Czech and Slovak Republics in addition to Romania and is a Named Executive Officer.

(7)
Information in respect of the beneficial ownership of Federated Investors, Inc. (other than percentage ownership) is based upon a statement on Schedule 13G/A filed on February 13, 2007 jointly by Federated Investors, Inc., Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue. The address of Federated Investors, Inc. Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue is Federated Investors Tower, Pittsburgh, PA 15222-3779.

(8)
Information in respect of the beneficial ownership of Eric Semler (other than percentage ownership) is based upon a statement on Schedule 13G/A filed by him on December 29, 2006. The address of Mr. Semler is 888 Seventh Avenue, Suite 1504, New York, New York 10019.

(9)
Information in respect of the beneficial ownership of Apax Partners Europe Managers Limited and Apax Europe VI GP Co. Limited (other than percentage ownership) is based upon a statement on Schedule 13D jointly filed by them on September 6, 2006. The address of Apax Partners Europe Managers Limited is 15 Portland Place, London, England W1B 1PT, United Kingdom. The address of Apax Europe VI GP Co. Limited is 13-15 Victoria Road, St. Peter Port, Guernsey, Channel Islands GYI 3ZD.

(10)
Information in respect of the beneficial ownership of Testora Limited (other than percentage ownership) is based upon a statement on Schedule 13G filed by it on January 11, 2006. The address of Testora Limited is Grigori Afxentiou, 8, El.Pa. Livadioti, Flat/Office 401, P.C. 6023, Larnaca, Cyprus.

(11)
Information in respect of the beneficial ownership of Capital Research and Management Company (other than percentage ownership) is based upon a statement on Schedule 13G filed by it on February 12, 2007. The address of Capital Research and Management Company is 333 South Hope Street, Los Angeles, CA 90071.

(12)
Information in respect of the beneficial ownership of Morgan Stanley and Morgan Stanley Investment Management Inc. (other than percentage ownership) is based upon a statement on Schedule 13G jointly filed on February 15, 2007. Morgan Stanley Investment Management Inc. is a wholly-owned subsidiary of Morgan Stanley. The address of Morgan Stanley is 1585 Broadway, New York, NY 10036. The address of Morgan Stanley Investment Management Inc. is 1221 Avenue of the Americas, New York, NY 10020.

(13)
In a Schedule 13D/A filed by Mr. Lauder on September 8, 2006, Mr. Lauder reported that he, RSL Investments Corporation (“RIC”), RSL Investment LLC (“RIL”) and CME Holdco, L.P. each have joint beneficial ownership with Apax Partners Europe Managers Limited and Apax Europe VI G.P. Limited of 6,312,839 shares of Class B Common Stock and 60,000 shares of Class A Common Stock. RIC is a holding company for various investments of Mr. Lauder. Mr. Lauder is the sole shareholder of RIC. Mr. Lauder is the sole Director and Chairman of RIC. RIC is the sole member of RIL. Mr. Lauder is President of RIL. RIL is sole general partner of CME Holdco, L.P. On August 28, 2006, Mr. Lauder, RIC, RIL and certain others entered into a purchase agreement with Adele Guernsey L.P. Pursuant to that agreement, Mr. Lauder, RSL, RIC, RIL and others contributed all 6,312,839 outstanding shares of Class B Common Stock and 60,000 shares of Class A Common Stock to CME Holdco, acquiring 100% of the partnership interest therein. Mr. Lauder and such other persons went on to sell limited partnership interests to Adele Guernsey L.P, aggregating approximately 49.72% of the total partnership interests in CME Holdco. In addition, Mr. Lauder directly owns currently exercisable options to purchase 48,300 shares of Class B Common Stock.

(14)
Federated Investors, Inc. (“Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of common stock in Central European Media Enterprises Ltd.. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust, for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees. The trustees have collective voting control over the Parent. According to the Schedule 13G/A filed on February 13, 2007, each of the Parent and the Trust has sole voting power and sole dispositive power over 3,117,988 shares of Class A Common Stock and each of the Donahues has shared voting power and shared dispositive power over 3,117,988 shares of Class A Common Stock.

(15)
Mr. Semler has sole power to vote and to dispose of these shares which consist of (i) 1,814,379 shares held for the account of TCS Capital Investments; (ii) 154,105 shares held for the account of TCS Capital; (iii) 964,401 shares held for the account of TCS Capital II; and (iv) 19,800 shares held for the account of TCS Select. TCS Capital GP, LLC, a Delaware limited liability company (“TCS Capital GP”) acts as general partner to each of TCS Capital Investments, TCS Capital and TCS Capital II. TCS Select GP, LLC (“TCS Select GP”), acts as general partner to TCS Select. Mr. Semler is manager of TCS Capital GP and TCS Select GP.

(16)
Apax Partners Europe Managers Limited (“Apax”), a company organized under the laws of England, owns all of the issued share capital of APAX WW Nominees Limited (“Apax WW Nominees”) and APAX WW No. 2 Nominees Limited (“Apax WW No. 2 Nominees”). Apax WW Nominees and Apax WW No. 2 Nominees are the registered owners of 100% of the share capital of Adele (Guernsey) GP Limited (“Adele GP”). Apax Europe VI GP Co. Limited, a Guernsey company, is the general partner of Apax Europe VI GP, L.P. Inc. Apax Europe VI GP, L.P. Inc is the general partner of Apax Europe VI-A, L.P. and Apax Europe VI-1, L.P (“the Europe VI Funds”). The Europe VI Funds are collectively the beneficial owner of 100% of Adele GP. Adele GP is the general partner of Adele (Guernsey) L.P. In the Schedule 13D filed by Apax on September 6, 2006, Apax and Apax Europe VI GP Co. Limited are reported as having shared voting power over 60,000 shares of Class A Common Stock and 6,312,839 shares of Class B Common Stock.

(17)
In the Schedule 13G filed on February 12, 2007, Capital Research and Management Company reported that it is a registered investment adviser that does not own any shares in the Company for its own account but is deemed to be a beneficial owner as it acts as an investment advisor to a group of mutual funds that own our shares.

(18)
In the Schedule 13G filed on February 15, 2007, Morgan Stanley reports that it has sole dispositive power over 2,089,980 shares of Class A Common Stock and sole voting power over 1,950,380 shares of Class A Common Stock. Morgan Stanley Investment Management Inc. reports that it has sole dispositive and sole voting power over 1,784, 380 shares of Class A Common Stock.

(19)
Consists of (i) 120,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $19.49 per share and expire on February 1, 2014; and (ii) 7,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015. Does not include (i) 40,000 shares of Class A Common Stock underlying options with an exercise price of $19.49 per share which are not currently exercisable and will not become exercisable within 60 days and expire on February 1, 2014; (ii) 22,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; (iii) 20,000 shares of Class A Common Stock underlying options with an exercise price of $56.42 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 7, 2016; and (iv) 80,000 shares of Class A Common Stock underlying options with an exercise price of $60.64 per share which are not currently exercisable and will not become exercisable within 60 days and expire on July 27, 2016.

(20)
Consists of (i) 3,200 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $1.958 per share and expire on May 15, 2012; (ii) 3,200 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.897 per share and expire on May 21, 2013; (iii) 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and expire on June 1, 2014; and (iv) 1,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015. Does not include (i) 3,200 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (ii) 8,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; (iii) 4,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; and (iv) 6,000 shares of Class A Common Stock underlying options with an exercise price of $58.85 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

(21)
Consists of (i) 16,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $1.958 per share and expire on May 15, 2012; (ii) 12,800 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.897 per share and expire on May 21, 2013; (iii) 8,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and expire on June 1, 2014; and (iv) 1,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015. Does not include (i) 3,200 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (ii) 8,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 2, 2014; (iii) 4,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; and (iv) 6,000 shares of Class A Common Stock underlying options with an exercise price of $58.85 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

(22)
Does not include 6,000 shares of Class A Common Stock underlying options with an exercise price of $58.85 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

(23)
Consists of (i) 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $0.294 per share and expire on April 18, 2011; (ii) 9,600 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $1.958 per share and expire on May 15, 2012; (iii) 9,600 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.897 per share and expire on May 21, 2013; (iv) 8,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and expire on June 1, 2014; and (v) 1,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015. Does not include (i) 3,200 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (ii) 8,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; (iii) 4,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; and (iv) 6,000 shares of Class A Common Stock underlying options with an exercise price of $58.85 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

(24)
Consists of (i) 4,800 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.897 per share and expire on May 21, 2013; (ii) 8,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and expire on June 1, 2014; and (iii) 1,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015. Does not include (i) 3,200 shares of Class A Common Stock underlying options with an exercise price of $10.897 per share which are not currently exercisable and will not become exercisable within 60 days and expire on May 21, 2013; (ii) 8,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; (iii) 4,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; and (iv) 6,000 shares of Class A Common Stock underlying options with an exercise price of $58.85 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

(25)
Consists of (i) 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and expire on June 1, 2014; and (ii) 1,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015. Does not include (i) 8,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; (ii) 4,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; and (iii) 6,000 shares of Class A Common Stock underlying options with an exercise price of $58.85 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

(26)
Consists of (i) 8,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $22.11 per share and expire on June 1, 2014; and (ii) 1,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 6, 2015. Does not include (i) 8,000 shares of Class A Common Stock underlying options with an exercise price of $22.11 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; (ii) 4,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; and (iii) 6,000 shares of Class A Common Stock underlying options with an exercise price of $58.85 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

(27)
Consists of (i) 5,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $10.365 per share and expire on May 21, 2013; (ii) 20,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $18.93 per share and expire on May 4, 2014; and (iii) 2,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015. Does not include (i) 7,500 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; (ii) 8,000 shares of Class A Common Stock underlying options with an exercise price of $56.42 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 7, 2016; and (iii) 12,500 shares of Class A Common Stock underlying options with an exercise price of $72.05 per share which are not currently exercisable and will not become exercisable within 60 days and expire on December 13, 2016.

(28)
Consists of (i) 4,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $32.99 per share and expire on November 17, 2014; and (ii) 1,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $57.00 per share and expire on December 20, 2015. Does not include (i) 4,000 shares of Class A Common Stock underlying options with an exercise price of $32.99 per share which are not currently exercisable and will not become exercisable within 60 days and expire on November 17, 2014; (ii) 3,000 shares of Class A Common Stock underlying options with an exercise price of $57.00 per share which are not currently exercisable and will not become exercisable within 60 days and expire on December 20, 2015; and (iii) 8,000 shares of Class A Common Stock underlying options with an exercise price of $56.42 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 7, 2016.

(29)
Consists of (i) 4,833 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $32.80 per share and expire on November 21, 2014; (ii) 3,750 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $44.50 per share and expire on June 1, 2015; and (iii) 3,125 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $64.81 per share and expire on April 30, 2016. Does not include (i) 6,667 shares of Class A Common Stock underlying options with an exercise price of $32.80 per share which are not currently exercisable and will not become exercisable within 60 days and expire on November 21, 2014; (ii) 11,250 shares of Class A Common Stock underlying options with an exercise price of $44.50 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; (iii) 9,375 shares of Class A Common Stock underlying options with an exercise price of $64.81 per share which are not currently exercisable and will not become exercisable within 60 days and expire on April 30, 2016; and (iv) 12,500 shares of Class A Common Stock underlying options with an exercise price of $87.91 per share which are not currently exercisable and will not become exercisable within 60 days and expire on April 1, 2017.

(30)
Consists of 443,908 shares of Class A Common Stock underlying options which are currently exercisable or will become exercisable within 60 days. Does not include 367,092 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

(31)
Consists of (i) 2,000 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $0.26 per share and 8,000 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days at an exercise price of $0.308 per share and expire on May 18, 2011; (ii) 16,000 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $2.0558 per share and expire on May 15, 2012; (iii) 12,800 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $11.44 per share and expire on May 21, 2013; (iv) 8,000 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $23.22 per share and expire on June 1, 2014; and (v) 1,500 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days, at an exercise price of $46.725 per share and expire on June 1, 2015. Does not include (i) 3,200 shares of Class B Common Stock underlying options with an exercise price of $11.44 per share which are not currently exercisable and will not become exercisable within 60 days, and expire on May 21, 2013; (ii) 8,000 shares of Class B Common Stock underlying options with an exercise price of $23.22 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2014; (iii) 4,500 shares of Class B Common Stock underlying options with an exercise price of $46.725 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 1, 2015; and (iv) 6,000 shares of Class B Common Stock underlying options with an exercise price of $61.79 per share which are not currently exercisable and will not become exercisable within 60 days and expire on June 6, 2016.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,288,575(1)	$35.51	1,003,588(2)
Equity compensation plans not approved by security holders	0(3)	--	1,000,000
Total	1,288,575	$35.51	2,003,588

(1)	This number consists of options outstanding at December 31, 2006 under the 1995 Plan.
(2)
This number includes the aggregate number of shares of Common Stock that remains available for future issuance, at December 31, 2006 under the Company’s shareholder approved equity compensation plans, consisting of 1,003,588 shares available under the 1995 Plan.

(3)
The Company’s 1998 Stock Appreciation Rights Plan allows the Company to grant up to 1,000,000 SARs. The SARs are subject to substantially the same general conditions as apply to options granted under the 1995 Plan. When SARs are exercised, the grantee will receive in cash the amount by which the Company’s stock price exceeds a base price fixed by the Compensation Committee at the time of grant. There were no SARs outstanding at December 31, 2006.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review and Approval of Related Party Transactions. All transactions in which we and our directors and executive officers or members of their immediate families are participants that are subject to review, ratification or approval by us under relevant SEC regulations and the NASDAQ Marketplace Rules are reviewed to determine whether such persons have a direct or indirect material interest. Management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers in respect of such related party transactions and for determining, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction. Pursuant to relevant SEC regulations, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our Proxy Statement.

In addition, during 2006 the Audit Committee was responsible for reviewing, approving or ratifying such related party transactions in accordance with our written policy. In February 2007, the Board of Directors constituted a Related Party Transaction Committee consisting of the current members of the Audit Committee and Messrs. Granath and Kloiber, two independent directors. The Related Party Transaction Committee has assumed the role previously performed by the Audit Committee in respect of these related party transactions. In the course of its review, approval or ratification of related party transactions, the Audit Committee, and going forward the Related Party Transactions Committee, has considered: the nature of the related party’s interest in the transaction; the material terms of the transaction; the nature of our participation in the transaction; whether the transaction would impair the judgment of the related party to act in our best interests; and such other matters as are considered appropriate.

Any member of the Audit Committee and, going forward, any member of the Related Party Transaction Committee who is a related party in respect of a transaction under review may not participate in the deliberations or vote for an approval or ratification of such transaction.

Related Party Transactions

Herbert Kloiber

We contract with Concorde Media Beteiligungsgesellschaft mbH, acting as the agent of Tele München Fernseh GmbH & Co. Produktionsgesellschaft, for the purchase of program rights. Both companies are wholly-owned by our director Dr. Kloiber. Our total purchases from Tele München Fernseh GmbH & Co. Produktionsgesellschaft through Concorde Media Beteiligungsgesellschaft mbH during 2006 were $0.3 million (2005: $nil, 2004: $nil).

Adrian Sarbu

The total purchases from companies related or connected with Mr. Sarbu in 2006 were approximately $23.4 million (2005: $12.0 million, 2004: $6.9 million) of which Mr. Sarbu’s economic interest represents approximately $10.0 million.  The purchases were mainly for programming rights and for various technical, production and administrative related services.  The total sales to companies related or connected with Mr. Sarbu in 2006 were approximately $2.5 million (2005: $0.4 million, 2004: $0.1 million) of which Mr. Sarbu’s economic interest represents approximately $1.4 million.   At December 31, 2006, companies connected to Mr. Sarbu had an outstanding balance due to us of $2.1 million (2005: $1.4 million). At December 31, 2006, companies related to Mr. Sarbu had an outstanding balance due to them of $0.8 million (2005: $0.5 million, 2004: $0.6 million).

In addition, we purchased land with a value of $8.5 million (as determined by an independent appraisal) from a company wholly owned by Mr. Sarbu in December 2006. The investment represents an opportunity to secure suitable accommodation for Pro TV to house office space and new digital studios at a time when the real estate market in Bucharest, Romania is experiencing significant growth. At December 31, 2006, $8.3 million was recorded by us as a payable to Mr. Sarbu’s company.

On February 17, 2006, we purchased an additional 5% of our subsidiaries Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of $27.2 million. On February 28, 2005, we acquired 2% of Pro TV and MPI from Mr. Sarbu for $5.0 million; and on July 29, 2005, we acquired an additional 3% of Pro TV and MPI from Mr. Sarbu for $15.0 million. Under a put option agreement with Mr. Sarbu entered into in July 2004, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us at a price which is to be determined by an independent valuation and is subject to a floor price of $1.45 million for each 1% interest sold. This put is exercisable from November 12, 2009 for a twenty-year period thereafter.

On August 11, 2006, we acquired a 10.0% interest in Media Pro. The remaining 90.0% of Media Pro is held by Mr. Sarbu. In consideration of the purchase of this interest, we paid EUR 8.0 million (approximately $10.1 million at the date of acquisition) in cash and transferred our existing 20.0% investment in Radio Pro. As a result of this transaction, we recorded a gain of $6.2 million on disposal. We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately $16.5 million) and the value of our investment, as determined by an independent valuer. This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu. For more information, see Item 8, Note 4 in our Annual Report on Form 10-K for the period ended December 31, 2006 .

Director Independence

The NASDAQ Marketplace Rules require that a majority of the directors be “independent directors”. For a director to be considered independent, the Board must determine that the director (and in some cases, members of a director’s immediate family) does not have, or in the past three years has not had, certain direct or indirect material relationships with us, our external auditors or other persons doing business with us. The Board has affirmatively determined that six of our eleven directors have no material direct or indirect relationship with us and qualify as independent directors pursuant to the corporate governance standards of NASDAQ as well as an evaluation of factors specific to each director. The independent directors are Charles Frank, Herbert Granath, Herbert Kloiber, Alfred Langer, Bruce Maggin and Ann Mather.

In the course of the determination by the Board regarding the independence of each non-employee director, it considered the beneficial ownership of such director or his or her affiliates in our company as well as any transactions or arrangements that each director has with us. In particular, the Board evaluated for Dr. Kloiber the amount of sales to us by a company of which he is the controlling shareholder and serves as an executive officer and determined that the amount of sales by such company was below one percent of the annual revenues of such company during the current year and for any of the past three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP is the Company’s independent registered public accounting firm.

Audit Fees

Deloitte & Touche LLP’s audit fees for auditing our annual consolidated financial statements for the year ended December 31, 2006 and reviewing of our interim financial statements included in our filings on Forms 10-Q were $ 2,196,000 (2005: $2,077,000).

Audit-Related Fees

Deloitte & Touche LLP’s audit-related fees for the year ended December 31, 2006 were $1,111,000 (2005: $1,161,000). Audit-related fees in 2006 were incurred in respect of performing a Sarbanes-Oxley Act Section 404 “dummy” attestation for our Czech Republic and Slovak Republic operations as well as in respect of services provided in connection with our 2006 equity offering and responding to an SEC comment letter. Audit-related fees in 2005 were incurred in respect of services relating to our debt and equity offerings and general advice regarding compliance with recently enacted regulatory and accounting rules in the United States.

Tax Fees

Deloitte & Touche LLP’s tax fees for the year ended December 31, 2006 were $18,000 (2005: $156,000). Tax fees in 2006 were incurred for advice in respect of the implementation of recently enacted accounting rules in the United States. Tax fees in 2005 were incurred for advice provided in respect of a proposed restructuring related to our Ukraine operations.

All other Fees

There were no other fees paid to Deloitte & Touche LLP for the year ended December 31, 2006 or the year ended December 31, 2005.

The Audit Committee of the Board of Directors has considered whether the provision of the services in respect of Audit-related Fees, Tax Fees and All Other Fees is compatible with maintaining Deloitte & Touche LLP’s independence prior to the incurrence of such Fees in accordance with the Charter of the Audit Committee. All engagements of the auditors are approved in advance by the Audit Committee. At the beginning of the fiscal year, management presents for approval by the Audit Committee a range of services to be provided by the auditors and estimated fees for such services for the current year. Any services to be provided by the auditors that are not included within such range of services are approved on a case-by-case basis by the Audit Committee. Management provides reports to the Audit Committee on at least a quarterly basis on the status of the services provided and the level of fees incurred in respect of each service. We did not approve the incurrence of any fees pursuant to the exceptions to the pre-approval requirements set forth in 17 CFR 210.2-01(c)(7)(i)(C).

EXHIBIT INDEX

Exhibit Number	Description

31.01	Sarbanes-Oxley Certification s.302 CEO, dated April 30, 2007

31.02	Sarbanes-Oxley Certification s.302 CFO, dated April 30, 2007

32.01	Sarbanes-Oxley Certification - CEO and CFO, dated April 30, 2007 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.
By: /s/ Wallace Macmillan
Wallace Macmillan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

April 30, 2007