Form 10-Q
period 2007-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2007-05-03
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2007
Class A Common Stock, par value $0.08	34,622,338
Class B Common Stock, par value $0.08	6,312,839

Index

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2007

INDEX

Index

Part I. Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$157,340	$145,904
Restricted cash (Note 6)	5,485	4,954
Accounts receivable (net of allowance) (Note 7)	144,412	152,505
Income taxes receivable	3,831	3,053
Program rights	63,943	59,645
Other current assets (Note 8)	49,704	47,555
Total current assets	424,715	413,616
Non-current assets
Investments	16,563	19,214
Property, plant and equipment (Note 9)	122,004	115,805
Program rights	84,198	76,638
Goodwill (Note 4)	903,597	905,580
Broadcast licenses (Note 4)	202,409	198,730
Other intangible assets (Note 4)	76,038	71,942
Other non-current assets (Note 8)	18,767	17,475
Total non-current assets	1,423,576	1,405,384
Total assets	$1,848,291	$1,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	March 31, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$141,232	$119,717
Duties and other taxes payable	41,480	31,707
Income taxes payable	10,043	12,434
Credit facilities and obligations under capital leases (Note 11)	12,650	13,057
Deferred consideration – Croatia (Note 6)	4,055	4,010
Deferred consideration – Ukraine	-	200
Deferred tax	4,268	1,836
Total current liabilities	213,728	182,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	5,795	6,359
Senior Notes (Note 5)	492,742	487,291
Income taxes payable	5,515	3,000
Deferred tax	59,310	58,092
Other non-current liabilities	14,777	19,342
Total non-current liabilities	578,139	574,084
Commitments and contingencies (Note 18)
Minority interests in consolidated subsidiaries	25,949	26,189
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2006 – nil)	-	-
34,622,338 shares of Class A Common Stock of $0.08 each (December 31, 2006 – 34,412,138)	2,770	2,753
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2006 – 6,312,839)	505	505
Additional paid-in capital	934,904	931,108
Accumulated deficit	(35,199)	(31,730)
Accumulated other comprehensive income	127,495	133,130
Total shareholders’ equity	1,030,475	1,035,766
Total liabilities and shareholders’ equity	$1,848,291	$1,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Net revenues	$147,912	$119,754
Operating expenses:
Operating costs	25,657	22,972
Cost of programming	66,353	48,418
Depreciation of station property, plant and equipment	6,899	5,702
Amortization of broadcast licenses and other intangibles (Note 4)	5,162	4,332
Cost of revenues	104,071	81,424
Station selling, general and administrative expenses	15,781	14,166
Corporate operating costs	8,804	7,981
Operating income	19,256	16,183
Interest income	1,414	1,453
Interest expense	(11,396)	(10,518)
Foreign currency exchange loss, net	(3,136)	(10,862)
Change in fair value of derivatives (Note 12)	4,524	-
Other expense	(6,213)	(548)
Income / (loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	4,449	(4,292)
Provision for income taxes	(5,059)	(3,994)
Loss before minority interest, equity in income of unconsolidated affiliates and discontinued operations	(610)	(8,286)
Minority interest in (loss) / income of consolidated subsidiaries	360	(5,441)
Equity in income / (loss) of unconsolidated affiliates	-	(730)
Net loss from continuing operations	(250)	(14,457)
Discontinued operations (Note 17):
Tax on disposal of discontinued operations (Czech Republic)	-	(3,807)
Net loss from discontinued operations	-	(3,807)
Net loss	$(250)	$(18,264)

Currency translation adjustment, net	(5,635)	32,459
Total comprehensive (loss) / income	$(5,885)	$14,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
PER SHARE DATA (Note 15):
Net loss per share:
Continuing operations – Basic	$(0.01)	$(0.38)
Continuing operations – Diluted	(0.01)	(0.38)
Discontinued operations – Basic	-	(0.10)
Discontinued operations – Diluted	-	(0.10)
Net loss – Basic	(0.01)	(0.48)
Net loss – Diluted	$(0.01)	$(0.48)

Weighted average common shares used in computing per share amounts (000’s):
Basic	40,793	38,100
Diluted	40,793	38,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48	-	-	-	-	-	(3,219)	-	(3,219)
BALANCE, upon the adoption of FIN 48	34,412,138	$2,753	6,312,839	$505	$931,108	$(34,949)	$133,130	$1,032,547
Stock-based compensation	-	-	-	-	1,797	-	-	1,797
Stock options exercised	210,200	17	-	-	1,999	-	-	2,016
Net loss	-	-	-	-	-	(250)	-	(250)
Currency translation adjustment	-	-	-	-	-	-	(5,635)	(5,635)
BALANCE, March 31, 2007	34,622,338	$2,770	6,312,839	$505	$934,904	$(35,199)	$127,495	$1,030,475

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$754,061	$(52,154)	$(24,394)	$680,553
Stock-based compensation	-	-	-	-	688	-	-	688
Stock options exercised	63,000	5	-	-	911	-	-	916
Shares issued, net of fees	2,530,000	202	-	-	168,397	-	-	168,599
Net loss	-	-	-	-	-	(18,264)	-	(18,264)
Currency translation adjustment	-	-	-	-	-	-	32,459	32,459
BALANCE, March 31, 2006 as restated (see note 2)	33,625,994	$2,689	6,966,533	$558	$924,057	$(70,418)	$8,065	$864,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250)	$(18,264)
Adjustments to reconcile net loss to net cash generated from operating activities:
Loss from discontinued operations (Note 17)	-	3,807
Equity in (income) / loss of unconsolidated affiliates, net of dividends received	-	730
Depreciation and amortization	51,762	36,764
Loss on disposal of fixed asset	7	821
Interest receivable, net	-	(47)
Stock-based compensation (Note 14)	1,262	688
Minority interest in (loss) / income of consolidated subsidiaries	(360)	5,441
Change in fair value of derivatives (Note 12)	(4,524)	-
Foreign currency exchange loss, net	3,136	10,861
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	10,226	7,567
Program rights	(48,123)	(40,104)
Other assets	(3,973)	2,901
Settlement liability	-	(10,007)
Other accounts payable and accrued liabilities	14,540	12,373
Income taxes payable	(2,299)	2,300
Deferred taxes	766	3,574
VAT and other taxes payable	9,743	12,288
Net cash generated from continuing operating activities	31,913	31,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	(440)	(4,068)
Purchase of property, plant and equipment	(11,995)	(10,397)
Disposal of property, plant and equipment	19	-
Investments in subsidiaries and unconsolidated affiliates	(8,585)	(53,153)
Repayment of loans and advances to related parties	100	100
Net cash used in continuing investing activities	(20,901)	(67,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	200	28,491
Payment of credit facilities and capital leases	(1,255)	(508)
Proceeds from issuance of stock options	-	916
Issuance of shares of Class A Common Stock	2,016	168,599
Dividends paid to minority shareholders	(152)	(517)
Net cash received from continuing financing activities	809	196,981

NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	(1,624)	(1,690)
Impact of exchange rate fluctuations on cash	1,239	1,817

Net increase in cash and cash equivalents	11,436	161,283
CASH AND CASH EQUIVALENTS, beginning of period	145,904	71,658
CASH AND CASH EQUIVALENTS, end of period	$157,340	$232,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At March 31, 2007, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at March 31, 2007 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary

CME Media Investments s r.o.	100.0%	Czech Republic	Subsidiary
VILJA a.s. (“Vilja”)	100.0%	Czech Republic	Subsidiary
CET 21 spol. S r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
ERIKA, a.s.	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL, a.s.	100.0%	Czech Republic	Subsidiary
NOVA-V.I.P., a.s.	100.0%	Czech Republic	Subsidiary (in liquidation)
HARTIC a.s.	100.0%	Czech Republic	Subsidiary
Galaxie sport, s r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary

Media Pro International S.A. (“MPI”)	90.0%	Romania	Subsidiary
Media Vision SRL. (“Media Vision”)	75.0%	Romania	Subsidiary
MPI Romania B.V.	90.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	90.0%	Romania	Subsidiary
Sport Radio TV Media SRL (“TV Sport”)	90.0%	Romania	Subsidiary
Mediapro B.V.	10.0%	Netherlands	Cost investment
Media Pro Management S.A.	10.0%	Romania	Cost investment

A.R.J., a.s. (“ARJ”)	100.0%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA, spol. S r.o. (“Markiza”)	80.0%	Slovak Republic	Subsidiary
GAMATEX, spol. S r.o.	80.0%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M. a.s.	80.0%	Slovak Republic	Subsidiary (in liquidation)

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o	42.0%	Slovenia	Equity-Accounted Affiliate
MTC Holding d.o.o.	24.0%	Slovenia	Equity-Accounted Affiliate (in liquidation)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
TV Media Planet Ltd.	60.0%	Cyprus	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	18.0%	Ukraine	Consolidated Variable Interest Entity

Ukrainian Media Services LLC	99.0%	Ukraine	Subsidiary
Ukrpromtorg -2003 LLC (“Ukrpromtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate

CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary
CME Romania B.V.	100.0%	Netherlands	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary

CME SR d.o.o.	100.0%	Serbia	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
CME Development Corporation	100.0%	Delaware	Subsidiary

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

Czech Republic

We own 100% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) that expires in 2017.

Romania

We have a 90% interest in Pro TV, TV Sport and MPI and a 75% interest in Media Vision, a production, dubbing and subtitling company.  In addition, Pro TV holds the licenses for the ACASA, PRO TV INTERNATIONAL, PRO CINEMA and TV SPORT (now Sport.ro) channels.  These licenses expire on various dates from August 2007 until February 2016.

We have a 10% interest in each of Media Pro BV and Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Adrian Sarbu, the General Director of our Central and Eastern Europe region. Media Pro comprises a number of Romanian companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio.

Slovak Republic

We own 80% of Markiza, which holds a national terrestrial broadcast license for the Slovak Republic that expires in September 2019.

Slovenia

We own 100% of Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100% voting and economic interest in each of Pop TV, which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network.  All such licenses expire in August 2012.

Ukraine (Studio 1+1)

The Studio 1+1 Group is comprised of several entities in which we hold direct or indirect interests.  We hold a 60% ownership and economic interest in each of Innova, IMS and TV Media Planet.  Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30% voting and economic interest in Studio 1+1, holder of the licenses for the STUDIO 1+1 network.  The license which covers fifteen hours including prime time expires in December 2016.  The second license for the remaining nine hours expires in 2014.

Our indirect ownership interest in Studio 1+1 is only 18%.  We entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our ownership interest in Studio 1+1 to 60%.  Following amendments to the Ukrainian Media Law in March 2006 that permit majority indirect foreign ownership, our partners entered into agreements with us to restructure the ownership of Studio 1+1 in order to permit CME to hold a 60% indirect interest in Studio 1+1 (see Note 18).

Ukraine (KINO, CITI)

We hold a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns (i) 92.2% of Gravis LLC, which operates the local channels, KINO and CITI; (ii) 100% of Nart LLC, which holds a satellite broadcasting license; and (iii) 75% of Stimul LLC, which operates TV STIMUL.  The licenses held by Ukrpromtorg expire on dates ranging from November 2008 to July 2016.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended March 31, 2007 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 31, 2006.  Our significant accounting policies have not changed since December 31, 2006, except as noted below.

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

The terms “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$” or “dollars” are to US dollars, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SKK” are to Slovak korunas, all references to “UAH” are to Ukrainian hryvna, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” are to British pounds.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The evaluation of a tax position under FIN 48 is a two-step process.  The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not to be sustained upon examination, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority and that they would have full knowledge of all relevant information.  The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

As a result of the implementation of FIN 48, we recognized a liability of approximately US$ 2.0 million for unrecognized tax benefits, of which US$1.7 million was accounted for as a reduction to retained deficit as at January 1, 2007.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 2.0 million, all of which would reduce the effective tax rate accordingly.

We recognize interest accrued and penalties related to unrecognized tax benefits within the provision for income taxes. As at January 1, 2007, we accrued US$ 1.8 million in respect of interest and penalties, of which US$1.5m was accounted for as a reduction to retained deficit.

Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions including the United States.  As at January 1, 2007, analyzed by major tax jurisdictions, the Company’s subsidiaries are no longer subject to income tax examinations for years before:

Jurisdiction	Year
Croatia	2003
Czech Republic	2003
Germany	2000
Netherlands	2004
Romania	2002
Slovak Republic	2001
Slovenia	2001
Ukraine	2003
United States	2001

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  FAS 157 is effective for us beginning January 1, 2008.  We are currently evaluating the impact of the adoption of FAS 157 on our financial position and results of operations.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 gives entities the option to prospectively measure many financial instruments and certain other items at fair value in the balance sheet with changes in the fair value recognized in the income statement. FAS 159 is effective for fiscal years beginning after November 15, 2008, although entities may elect to adopt the statement early. We are currently evaluating the impact of adoption on our financial position and results of operations.

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

However, we concluded that correcting the error in the financial statements for the year ended December 31, 2006 would be material; therefore, in accordance with Staff Accounting Bulletin No. 108 Section N to Topic 1 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, we restated our historical financial statements.

The restatement above had the impact on our previously presented financial information as set out below. All amounts are in US$ 000’s.

	As reported previously	Adjustment	As restated
Balance Sheet (as of March 31, 2006)
Additional paid-in capital at March 31, 2006	916,876	7,181	924,057
Accumulated deficit at March 31, 2006	(63,237)	(7,181)	(70,418)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

3.  ACQUISITIONS AND DISPOSALS

Romania

Acquisition of additional interest – TV Sport

On December 14, 2006 we acquired 20.0% of TV Sport from Silviu Prigoana for cash consideration of EUR 2.0 million (US$ 2.6 million).  TV Sport operated a sports-oriented channel focusing on local and international football, international boxing and a number of local Romanian sports.

On February 20, 2007 we acquired control of TV Sport by acquiring an additional 50.0% interest from Nolsom Limited for cash consideration of EUR 4.2 million (approximately US$ 5.3 million).  We acquired the remaining 30.0% of TV Sport, also from Nolsom Limited, on March 15, 2007 for cash consideration of EUR 2.5 million (approximately US$ 3.1 million).

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and identified separately identifiable assets.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Property, plant and equipment	$35
Intangible assets subject to amortization (1)	4,784
Intangible assets not subject to amortization (2)	8,974
Other assets	2,904
Goodwill	2,311
Deferred tax liability	(1,575)
Other liabilities	(6,398)
Total purchase price	$11,035

(1) The intangible assets subject to amortization comprise customer relationships, which are being amortized over one to twenty years (weighted average: 15.5 years) and trademarks, which are being amortized over two years.

(2) Intangible assets not subject to amortization represent television broadcast licenses.

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

Goodwill:

Goodwill by operating segment as at March 31, 2007 and December 31, 2006 is summarized as follows:

	Balance December 31, 2006	Additions	Foreign Currency movement	Balance March 31, 2007

Croatia	$-	$-	$-	$-
Czech Republic	823,786	-	(5,760)	818,026
Romania	31,130	2,311	-	33,441
Slovak Republic	25,483	-	1,284	26,767
Slovenia	16,458	-	182	16,640
Ukraine (STUDIO 1+1)	4,096	-	-	4,096
Ukraine (KINO, CITI)	4,627	-	-	4,627
Total	$905,580	$2,311	$(4,294)	$903,597

Broadcast licenses:

The net book value of our broadcast licenses as at March 31, 2007 and December 31, 2006 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2006	$26,344	$172,386	$198,730
Additions	8,974	-	8,974
Amortization	-	(4,198)	(4,198)
Foreign currency movements	99	(1,196)	(1,097)
Balance, March 31, 2007	$35,417	$166,992	$202,409

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The gross value and accumulated amortization of amortized broadcast licenses was as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Gross value	$200,655	$201,994
Accumulated amortization	(33,663)	(29,608)
Total net book value	$166,992	$172,386

Other intangible assets:

The net book value of our other intangible assets as at March 31, 2007 and December 31, 2006 is summarized as follows:

	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2006	$44,026	$27,213	$703	$71,942
Additions	637	4,147	-	4,784
Amortization	(26)	(925)	(13)	(964)
Foreign currency movements	(75)	329	22	276
Balance, March 31, 2007	$44,562	$30,764	$712	$76,038

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Other than the trademark acquired with TV Sport, which has an economic life of, and is being amortized on a straight line basis over, two years, trademarks have an indefinite life.

The gross value and accumulated amortization of other intangible assets was as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Gross value	$81,780	$76,695
Accumulated amortization	(5,742)	(4,753)
Total net book value	$76,038	$71,942

5.  SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying Value		Fair Value
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006

EUR 245.0 million 8.25% Senior Notes	$326,275	$322,666	$355,640	$353,722
EUR 125.0 million floating rate Senior Notes	166,467	164,625	171,253	170,181
	$492,742	$487,291	$526,893	$523,903

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 and EUR 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (9.23% was applicable at March 31, 2007).  Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Senior Notes as at March 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

On April 11, 2007 we issued a notice to redeem the floating rate Senior Notes on May 15, 2007.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.  RESTRICTED CASH

Restricted cash consists of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Croatia – held in escrow	$4,265	$4,183
Other	1,220	771
Total restricted cash	$5,485	$4,954

The amount held in escrow is payable to certain former owners of our Croatia operations.

7.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Trading:
Third-party customers	$149,105	$156,701
Less: allowance for bad debts and credit notes	(12,093)	(11,472)
Related parties	7,246	7,655
Less: allowance for bad debts and credit notes	(345)	(798)
Total trading	$143,913	$152,086

Other:
Third-party customers	$437	$359
Less: allowance for bad debts and credit notes	(104)	(103)
Related parties	456	454
Less: allowance for bad debts and credit notes	(290)	(291)
Total other	$499	$419

Total accounts receivable	$144,412	$152,505

At March 31, 2007, CZK 360.2 million (approximately US$ 17.1 million) (December 31, 2006: CZK 600.0 million, approximately US$ 28.7 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 11).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.  OTHER ASSETS

Other current and non-current assets consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Current:
Prepaid programming	$22,210	$23,072
Other prepaid expenses	15,793	13,177
Deferred tax	2,094	2,124
VAT recoverable	2,516	2,562
Loan to related party	600	600
Capitalized debt costs	2,809	2,908
Other	3,682	3,112
Total other current assets	$49,704	$47,555

Non-current:
Capitalized debt costs	$10,567	$11,264
Loan to related party	1,548	1,603
Deferred tax	4,738	3,443
Advances	109	102
Capitalized development costs	703	294
Other	1,102	769
Total other non-current assets	$18,767	$17,475

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 (see Note 5), and are being amortized over the term of the Senior Notes using the effective interest method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Land and buildings	$53,093	$56,212
Station machinery, fixtures and equipment	108,988	115,238
Other equipment	17,586	21,980
Software licenses	16,880	15,495
Construction in progress	10,431	4,070
Total cost	206,978	212,995
Less: Accumulated depreciation	(84,974)	(97,190)
Total net book value	$122,004	$115,805

Assets held under capital leases (included above)
Land and buildings	$5,078	$5,541
Station machinery, fixtures and equipment	2,019	2,330
Total cost	7,097	7,871
Less: Accumulated depreciation	(1,458)	(1,877)
Net book value	$5,639	$5,994

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Accounts payable	$28,439	$47,447
Programming liabilities	36,265	32,316
Accrued interest payable	16,102	5,375
Deferred income	19,030	3,212
Accrued staff costs	10,402	12,947
Accrued production costs	11,067	7,435
Accrued legal costs	8,947	3,619
Accrued rent costs	1,124	1,163
Authors’ rights	1,663	943
Onerous contracts	1,620	-
Other accrued liabilities	6,573	5,260
Total accounts payable and accrued liabilities	$141,232	$119,717

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following at March 31, 2007 and December 31, 2006:

		March 31, 2007	December 31, 2006
Credit facilities:
Corporate	(a)	$-	$-
Croatia	(b)	-	847
Czech Republic	(c) – (e)	11,892	11,975
Romania	(f)	94	-
Slovenia	(g)	-	-
Ukraine (KINO, CITI)	(h)	1,705	1,703
Total credit facilities		$13,691	$14,525

Capital leases:
Croatia operations, net of interest		$-	$19
Romania operations, net of interest		408	495
Slovak Republic operations, net of interest		146	154
Slovenia operations, net of interest		4,200	4,223
Total capital leases		$4,754	$4,891

Total credit facilities and capital leases		$18,445	$19,416
Less current maturities		(12,650)	(13,057)
Total non-current maturities		$5,795	$6,359

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 133.2 million) arranged by the European Bank for Reconstruction and Development (the “Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for up to EUR 50.0 million in aggregate.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

There were no drawings under this facility as at March 31, 2007, however the full amount of EUR 100.0 million was drawn on April 18, 2007 (see Note 19).

Croatia

(b) On March 28, 2007, we repaid EUR 0.6 million (approximately US$ 0.8 million) which had been drawn by our Croatia operations under two loan agreements with Hypo Alpe-Adria Bank d.d. The security held by the Bank was also released.

Czech Republic

(c) As at March 31, 2007, there were no drawings by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 57.1 million) available until October 31, 2009 with Ceska Sporitelna, a.s. (“CS”).  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.

(d) CZK 250.0 million (approximately US$ 11.9 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of April 30, 2007 and bearing interest at the three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at March 31, 2007 was 2.57%). On April 7, 2007 the term of  this facility was extended to April 30, 2008. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.

(e) As at March 31, 2007, there were no drawings under a CZK 600.0 million (approximately US$ 28.5 million) factoring facility with Factoring Ceska Sporitelna, a.s. available until March 31, 2010.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding. On April 11, 2007 the size of the facility was reduced from CZK 600.0 million to CZK 300.0 million.

Romania

(f) As at March 31, 2007, an amount of RON 242,739 (approximately US$ 0.1 million) was outstanding under a loan agreement from one of the founding shareholders of TV Sport. The loan is interest free and is repayable in equal monthly instalments by August 31, 2007.

Slovenia

(g) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 49.9 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at March 31, 2007, EUR 33.8 million (approximately US$ 45.0 million) was available for drawing under this revolving facility and there were no drawings outstanding.

Ukraine (KINO, CITI)

(h) Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at March 31, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At March 31, 2007, the maturity of our debt (including our Senior Notes) is as follows:

2007	$11,991
2008	-
2009	1,700
2010	-
2011	-
2012 and thereafter	492,742
Total	$506,433

In accordance with the terms of the floating rate Senior Notes, we have notified holders of these Senior Notes that we will redeem them on May 15, 2007 (see Note 5).

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at March 31, 2007:

2007	$867
2008	860
2009	593
2010	594
2011	593
2012 and thereafter	3,035
6,542
Less: amount representing interest	(1,788)
Present value of net minimum lease payments	$4,754

12.  FINANCIAL INSTRUMENTS

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 509.0 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 500.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at March 31, 2007 was a US$ 8.0 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 5).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The redemption of the floating rate Senior Notes will be financed mainly by other Euro-denominated loans and therefore the integrity of the economic hedge will be largely preserved.

13.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at March 31, 2007 and December 31, 2006.  None were issued and outstanding as at March 31, 2007, and December 31, 2006.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at March 31, 2007 and December 31, 2006.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights.  The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share.  Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations is as follows:

	For the Three Months Ended March 31,
	2007	2006

Stock-based compensation charged under SFAS 123(R)	$1,262	$688

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. No options were granted in the three months ended March 31, 2007.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

A summary of option activity for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,288,575	$35.51	7.45	$44,443
Granted	-	-
Exercised	(210,200)	9.59
Forfeited	(5,000)	47.36
Outstanding at March 31, 2007	1,073,375	$40.53	7.46	$51,435
Vested or expected to vest at March 31, 2007	1,015,647	39.52	7.39	49,697
Exercisable at March 31, 2007	364,200	$21.92	6.50	$24,230

The exercise of stock options is expected to generate a net operating loss carryforward in our Delaware corporation of US$ 11.8 million.  No tax benefit has been recognized in respect of this loss, which will be recorded as an addition to additional paid-in capital when it reduces income taxes payable.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2007 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options as of March 31, 2007.  This amount changes based on the fair value of our Common Stock.  The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, respectively, was US$ 14.7 million and US$ 3.3 million, respectively.  As of March 31, 2007, there was US$ 13.5 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 3.90 years.  Proceeds received from the exercise of stock options were US$ 2.0 million and US$ 0.9 million for the three months ended March 31, 2007 and 2006, respectively.

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2007	2006

Net loss available for common shareholders	$(250)	$(18,264)

Weighted average outstanding shares of common stock (000’s)	40,793	38,100
Dilutive effect of employee stock options (000’s)	-	-
Common stock and common stock equivalents (000’s)	40,793	38,100

Loss per share:
Basic	$(0.01)	$(0.48)
Diluted	$(0.01)	$(0.48)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

At March 31, 2007, 258,500 (2006: 319,453) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future.

16.  SEGMENT DATA

We manage our business on a geographic basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and our two businesses in Ukraine.

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

Segment EBITDA is determined as segment net income / (loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our condensed consolidated statements of operations and comprehensive income;

•	stock-based compensation charges;

•	foreign currency exchange gains and losses;

•	changes in fair value of derivatives; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments of assets or investments).

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the three months ended March 31, 2007 and 2006 for condensed consolidated statement of operations data and as at March 31, 2007 and December 31, 2006 for condensed consolidated balance sheet data:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$7,232	$3,810	$(4,652)	$(4,442)
Czech Republic (TV NOVA, GALAXIE SPORT)	51,519	40,549	25,667	12,826
Romania (2)	39,342	29,871	15,136	11,613
Slovak Republic (MARKIZA TV)	18,677	11,206	5,756	(977)
Slovenia (POP TV and KANAL A)	12,669	10,227	3,001	3,033
Ukraine (STUDIO 1+1)	18,075	25,478	(2,370)	10,988
Ukraine (KINO, CITI) (3)	398	374	(2,417)	(126)
Total segment data	$147,912	$121,515	$40,121	$32,915

Reconciliation to condensed consolidated statement of operations:
Consolidated net revenues / income / (loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$147,912	$119,754	$4,449	$(4,292)
Corporate operating costs	-	-	8,804	7,981
Unconsolidated equity affiliates (4)	-	1,761	-	(1,283)
Depreciation of station property, plant and equipment	-	-	6,899	5,702
Amortization of broadcast licenses and other intangibles	-	-	5,162	4,332
Interest income	-	-	(1,414)	(1,453)
Interest expense	-	-	11,396	10,518
Change in fair value of derivatives	-	-	(4,524)	-
Foreign currency exchange loss, net	-	-	3,136	10,862
Other expense	-	-	6,213	548
Total segment data	$147,912	$121,515	$40,121	$32,915

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.
(2) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and Sport.ro..
(3) We acquired our Ukraine (KINO, CITI) operations in January 2006.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:	2007	2006

Croatia	$785	$529
Czech Republic	6,461	5,525
Romania	1,747	1,227
Slovak Republic	1,187	1,471
Slovenia	986	730
Ukraine (STUDIO 1+1)	745	572
Ukraine (KINO, CITI)	150	157
Total	$12,061	$10,211

Reconciliation to condensed consolidated statement of operations:
Unconsolidated equity affiliates	-	(177)
Total consolidated depreciation and amortization	$12,061	$10,034
Represented as follows:
Depreciation of station property, plant & equipment	6,899	5,702
Amortization of broadcast licenses and other intangibles	5,162	4,332

Total assets (1):	March 31, 2007	December 31, 2006

Croatia	$35,179	$30,394
Czech Republic	1,182,875	1,200,894
Romania	235,736	206,850
Slovak Republic	100,943	86,872
Slovenia	73,941	67,919
Ukraine (STUDIO 1+1)	71,297	75,020
Ukraine (KINO, CITI)	17,844	13,293
Total segment assets	$1,717,815	$1,681,242

Reconciliation to condensed consolidated balance sheets:
Corporate	130,476	137,758
Total assets	$1,848,291	$1,819,000

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets (1):	March 31, 2007	December 31, 2006

Croatia	$8,484	$6,804
Czech Republic	29,943	28,002
Romania	34,057	32,312
Slovak Republic	20,140	19,498
Slovenia	16,379	15,595
Ukraine (STUDIO 1+1)	7,551	7,965
Ukraine (KINO, CITI)	3,657	3,674
Total long-lived assets	$120,211	$113,850

Reconciliation to condensed consolidated balance sheets:
Corporate	1,793	1,955
Total long-lived assets	$122,004	$115,805

(1) Reflects property, plant and equipment

We do not rely on any single major customer or group of major customers

17.  DISCONTINUED OPERATIONS

	For the Three Months Ended March 31,
	2007	2006

Tax on disposal of discontinued operations	-	(3,807)
Net loss from discontinued operations	$-	$(3,807)

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

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009.  As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities, we have provided for the shortfall.  In our condensed consolidated statement of operations, we recognized a charge of US$ nil through discontinued operations for the three months ended March 31, 2007 (2006: US$ 3.8 million).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The settlement with the Dutch tax authorities also provides that if any decision is issued at any time prior to December 31, 2008 exempting awards under Bilateral Investment Treaties from taxation in the Netherlands, we will be allowed to recover losses previously used against the 2003 arbitration award, which could be up to US$ 195.0 million, to offset other income within the applicable carry forward rules. This would not reduce the minimum amount of tax agreed payable under the settlement agreement.  At this time there is no indication that the Dutch tax authorities will issue such a decision.

The settlement with the Dutch tax authorities has also resulted in a deductible temporary difference in the form of a ruling deficit against which a full valuation allowance has been recorded.

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a) Station Programming Rights Agreements

At March 31, 2007, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

March 31, 2007

Croatia	$6,492
Czech Republic	30,923
Romania	19,704
Slovak Republic	19,709
Slovenia	4,695
Ukraine (STUDIO 1+1)	18,895
Ukraine (KINO, CITI)	777
Total	$101,195

Of the amount shown in the table above, US$ 93.9 million is payable within one year.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

b) Operating Lease Commitments

For the three months ended March 31, 2007 and 2006 we incurred aggregate rent on all facilities of US$ 2.9 million and US$ 3.6 million, respectively.  Future minimum operating lease payments at March 31, 2007 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

March 31, 2007

2007	$2,849
2008	1,421
2009	1,155
2010	824
2011	394
2012 and thereafter	-
Total	$6,643

c) Acquisition of Minority Shareholdings in Romania

Adrian Sarbu, the general director of our Romania operations, has the right to sell his 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter.  Mr. Sarbu’s right to put the remaining 4.79% is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put to him our 10.0% shareholding in Media Pro. As at March 31, 2007, we consider the fair value of this put option to be approximately US$ nil.

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

The settlement with the Dutch tax authorities also provides that if any decision is issued at any time prior to December 31, 2008 exempting awards under Bilateral Investment Treaties from taxation in the Netherlands, we will be allowed to recover losses previously used against the 2003 arbitration award, which could be up to US$ 195.0 million, to offset other income within the applicable carry forward rules. This would not reduce the minimum amount of tax agreed payable under the settlement agreement.  At this time there is no indication that the Dutch tax authorities will issue such a decision.

As at March 31, 2007 we provided US$ 3.9 million (US$ 2.5 million in non-current liabilities and US$ 1.4 million in current liabilities) and as at December 31, 2006 we provided US$ 5.5 million (US$ 3.0 million in non-current liabilities and US$ 2.5 million in current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 11.9 million) with Ceska Sporitelna, a.s.  This facility is secured by a pledge of receivables under the factoring agreement with Factoring Ceska Sporitelna.

The transfer of the receivables is accounted for as a secured borrowing under FASB Statement No. 140, ‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’, with the proceeds received recorded in the Condensed Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases.  The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

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

Croatia

Global Communications Disputes

On October 29, 2004, Operativna Kompanija d.o.o. (“OK”), our former operating company in Croatia, filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.6 million) in damages.  Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK.  Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”).  Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia).  On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided.  Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia.  In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered.  OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed.  Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 12.3 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error.  Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim.  Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied.  The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense.  We have also appealed this decision. We have accrued for the amounts we expect to be ultimately payable as a result of having commenced settlement negotiations with Global Communications. Any such settlement would also include a settlement of the former shareholder dispute described below.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party.  Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit).  Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 105.8 million). Given that the resolution of the issues posed by this lawsuit constitutes a preliminary question on which appellate review of the two lawsuits previously mentioned above should depend, we have requested suspension of those two reviews until this question has been finally adjudicated.

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

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK.  Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006.  On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. We have appealed this decision. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we have commenced settlement negotiations with the former shareholders of OK.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V.  In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately EUR 0.1 million (approximately US$ 0.2 million)) plus accrued interest.  On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.1 million) plus interest as well as costs.  On September 24, 2004, MMTV filed an appeal against the judgment.  On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings.  We do not believe that Mrs. Meglic will prevail and will continue to defend the claim.

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

On April 4, 2007 the Supreme Court of Ukraine accepted an extraordinary appeal from Igor Kolomoisky against the decision made on February 28, 2007 and the decision of the Court of Appeals of the city of Kiev made on October 31, 2006.  Under Ukrainian law, such extraordinary appeals to the Supreme Court can be made on the basis (1) that an international judicial institution (whose jurisdiction has been recognized by Ukraine) determines that an appellate decision violates the international obligations of Ukraine or (2) that the decision is not consistent with prior practice of the Supreme Court.  Igor Kolomoisky has based his appeal on the latter grounds. No hearing on this appeal has been scheduled to date.  The Supreme Court may in its discretion either reject the appeal or vacate the earlier decisions of the Supreme Court and the appellate court and return the case to the appellate court for new consideration.  However, in the absence of a decision on this extraordinary appeal, the decision of the Supreme Court of February 28, 2007 and the decision of the Court of Appeals of the city of Kiev of October 31, 2006 remain in force.

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

Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Igor Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Igor Kolomoisky against Alexander Rodnyansky, the state registrar in the district administration in Kiev where such charter amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1, including in respect of the restructured ownership agreed with our partners (see Note 1 “Organisation and Business”, Ukraine (Studio 1+1)). Our partners are no longer seeking to enforce the injunction filed at their initiative; however, because of an intervention in this case by Igor Kolomoisky, it has not been possible for our partners to remove this injunction.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The following summarizes the expiry dates of our licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The GALAXIE SPORT license expires in March 2014.

Romania	Licenses expire on dates ranging from August 2007 to February 2016.

Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2019.

Slovenia	The licenses of POP TV and KANAL A expire in August 2012.

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

19.  SUBSEQUENT EVENTS

Redemption of floating rate notes

On April 11, 2007 we issued a notice to redeem our floating rate Senior Notes on May 15, 2007.  Redemption will involve payment of a premium of 2% of the amount outstanding, or EUR 2.5 million (approximately US$ 3.3 million).

We will also record a non-cash charge of approximately US$ 3.5 million at the time of redemption to write off unamortized debt issuance costs on the floating rate Senior Notes.

Drawing of EBRD facility

On April 18, 2007, we drew down the entire EUR 100.0 million available under our facility with the European Bank of Reconstruction and Development.

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

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Net revenues	$147,912	$119,754	$28,158
Operating income	19,256	16,183	3,073
Net loss from continuing operations	(250)	(14,457)	14,207
Net loss	$(250)	$(18,264)	$18,014

Index

The principal events for the three months ended March 31, 2007 are as follows:

•
In the three months ended March 31, 2007, we reported growth in both Segment Net Revenues and Segment EBITDA of 22% compared to the three months ended March 31, 2006, delivering a Segment EBITDA margin of 27%, in line with that reported in the three months ended March 31, 2006 (Segment EBITDA is defined and reconciled to our consolidated results in Item 1, Note 16).

•
Other than our operations in Ukraine each of our stations reported revenue growth in excess of 20% compared to the three months ended March 31, 2006, with particularly strong growth reported in Croatia and the Slovak Republic. Our operations in Ukraine experienced a decline in Segment Net Revenues and Segment EBITDA because the results for the three months ended March 31, 2006 reflected a windfall from the level of political advertising ahead of the Ukrainian parliamentary elections in March 2006.

•
On February 20,  2007, we acquired control of TV Sport, an operator of a sports-oriented channel focusing on local and international football, international boxing and a number of local Romanian sports (see Item 1, Note 3). In April 2007 we rebranded TV SPORT as Sport.ro.

Subsequent to the quarter-end:

•	On April 11, 2007 we issued a notice to redeem our floating rate Senior Notes on May 15, 2007 at a cost of EUR 127.5 million (see Item 1, Note 19).

•	On April 18, 2007 we drew down the entire EUR 100.0 million available under our facility with the European Bank of Reconstruction and Development (see Item 1, Note 19).

Future Developments

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

•	Leveraging our existing brands and assets to develop new revenue opportunities, including in the creation and distribution of programming and in the new media sectors; and

•	Continuing to expand our footprint into additional Central and Eastern European markets when financially prudent opportunities arise.

In particular, we are planning the following during 2007:

•	Continuing to improve the effectiveness of our operations in the Czech Republic and the Slovak Republic.

•	Continuing the development of our new Ukraine channels KINO and CITI which were launched in 2006.

Index

•	Further development of our non-broadcast activities, particularly in new media, which is being coordinated across our markets.

•	Acquisition of additional shares in our operations in Romania, the Slovak Republic and Ukraine if the opportunity arises; and

•	Continuing to invest in the development of our Croatia operations.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a geographic basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  We also consider how much of our total revenues and earnings are derived from our broadcast and non-broadcast operations. Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and our two businesses in Ukraine.

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

Segment EBITDA is determined as segment net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our condensed consolidated statement of operations and comprehensive income;

•	stock-based compensation charges;

•	foreign currency exchange gains and losses;

•	change in fair value of derivatives; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments of assets or investments).

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

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated results for the three months ended March 31, 2007 and 2006 see Part I, Item 1, Note 16.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

Index

SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	(1)	2006	(1)
Segment Net Revenues
Croatia (NOVA TV)	$7,232	5%	$3,810	3%
Czech Republic (TV NOVA, GALAXIE SPORT)	51,519	34%	40,549	34%
Romania (2)	39,342	27%	29,871	25%
Slovak Republic (MARKIZA TV) (3)	18,677	13%	11,206	9%
Slovenia (POP TV and KANAL A)	12,669	9%	10,227	8%
Ukraine (STUDIO 1+1)	18,075	12%	25,478	21%
Ukraine (KINO, CITI) (4)	398	-%	374	-%
Total Segment Net Revenues	$147,912	100%	$121,515	100%

Represented by:
Broadcast operations	$147,422	100%	$121,073	100%
Non-broadcast operations	490	-%	442	-%
Total Segment Net Revenues	$147,912	100%	$121,515	100%

Segment EBITDA
Croatia (NOVA TV)	$(4,652)	(12)%	$(4,442)	(13)%
Czech Republic (TV NOVA)	25,667	65%	12,826	39%
Romania (2)	15,136	38%	11,613	35%
Slovak Republic (MARKIZA TV) (3)	5,756	14%	(977)	(3)%
Slovenia (POP TV and KANAL A)	3,001	7%	3,033	9%
Ukraine (STUDIO 1+1)	(2,370)	(6)%	10,988	33%
Ukraine (KINO, CITI) (4)	(2,417)	(6)%	(126)	-%
Total Segment EBITDA	$40,121	100%	$32,915	100%

Represented by:
Broadcast operations	$40,714	101%	$32,947	100%
Non-broadcast operations	(593)	(1)%	(32)	-%
Total Segment EBITDA	$40,121	100%	$32,915	100%

Segment EBITDA Margin (5)	27%		27%

(1) Percentage of Total Segment Net Revenues and Total Segment EBITDA.
(2) Romania networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and Sport.ro.
(3) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(4) We acquired our Ukraine (KINO, CITI) operations on January 11, 2006.
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

(A) CROATIA

Market Background:  We estimate that the television advertising market in Croatia experienced local currency growth of approximately 2% - 5% in 2006 and expect it to show single digit growth during 2007.

In the three months ended March 31, 2007, national all day audience share for NOVA TV (Croatia) grew to 17.7% compared to 13.7% in the three months ended March 31, 2006.  The major competitors are the two state-owned channels HRT1 and HRT2, with national all day audience shares for the three months ended March 31, 2007 of 28.7% and 18.2%, respectively, and privately owned broadcaster RTL with 26.1%.

Index

Prime time audience share for NOVA TV (Croatia), which is our principal focus, grew from 16.0% in the three months ended March 31, 2006 to 19.5% in the three months ended March 31, 2007.  Our average prime time ratings increased from 7.6% to 8.4% over comparable periods, while prime time ratings for the whole market decreased from 50.0% in the three months ended March 31, 2006, when viewership increased during the Winter Olympics, to 42.7% in the three months ended March 31, 2007.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	CROATIA SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Spot revenues	$5,020	$3,053	$1,967
Non-spot revenues	2,212	757	1,455
Segment Net Revenues	$7,232	$3,810	$3,422

Represented by:
Broadcast operations	$7,227	$3,810	$3,417
Non-broadcast operations	5	-	5
Segment Net Revenues	$7,232	$3,810	$3,422

Segment EBITDA	$(4,652)	$(4,442)	$(210)

Represented by:
Broadcast operations	$(4,623)	$(4,442)	$(181)
Non-broadcast operations	(29)	-	(29)
Segment EBITDA	$(4,652)	$(4,442)	$(210)

Segment EBITDA Margin	(64)%	(117)%	53%

•
Segment Net Revenues for the three months ended March 31, 2007 increased by US$ 3.4 million, or 90%, compared to the three months ended March 31, 2006.  In local currency, Segment Net Revenues increased by 73%.  Spot revenues increased by US$ 2.0 million, or 64%, as a result of a significant increase in the volume of GRPs sold, particularly in prime time, augmented by increased prices.  Non-spot revenues increased by US$ 1.5 million, or 192%, as a result of increased levels of sponsorship.

•	Segment EBITDA for the three months ended March 31, 2007 was a loss of US$ 4.7 million compared to a loss of US$ 4.4 million in the three months ended March 31, 2006.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2007 increased by US$ 3.6 million, or 44%, compared to the three months ended March 31, 2006.  Cost of programming increased by US$ 3.8 million, or 92%, due to increased investment in local productions.  Other operating costs decreased by US$ 0.4 million, or 14%, primarily due to lower salary and wage costs, partially offset by higher transmission costs as a result of increased transmitter coverage.  Selling, general and administrative expenses increased by US$ 0.2 million, or 12%.

Index

(B) CZECH REPUBLIC

Market Background:  We estimate that the television advertising market in the Czech Republic remained stable in local currency during 2006.  We expect the television advertising market to show high single digit growth in 2007.

The national all day audience share of our channel, TV NOVA (Czech Republic), for the three months ended March 31, 2007 was 40.8% compared to 42.0% for the three months ended March 31, 2006.  The major competitors are the two state-owned channels CT1 and CT2, with national all day audience shares for the three months ended March 31, 2007 of 22.6% and 8.2% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 20.0%.

Prime time audience share grew from 43.0% in the three months ended March 31, 2006 to 45.2% in the three months ended March 31, 2007.  Our average prime time ratings decreased from 18.7% to 18.3% over comparable periods, while prime time ratings for the whole market decreased from 43.5% in the three months ended March 31, 2006 to 40.5% in the three months ended March 31, 2007, reflecting the relatively mild weather enjoyed by much of Europe in 2007.

During the first quarter of 2006, we announced a new advertising sales strategy based on our belief that growth in the television advertising market in the Czech Republic has been impeded over the past several years due to broadcasters focusing on obtaining an increased share of revenues committed to television advertising rather than fostering market growth by focusing on maximizing value received from the sale of GRPs.  The focus of the TV Nova (Czech Republic) group is now on the development of advertising revenues over the medium term by supporting and then capturing market growth through a more sophisticated pricing policy.  In conjunction with this advertising strategy, the TV Nova (Czech Republic) group initiated a series of measures to reduce the costs of its operations, including the cancellation of poorly performing formats and reductions in operational costs.  Our results in the first quarter of 2007 reflect the success of these initiatives to date.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Spot revenues	$46,664	$33,443	$13,221
Non-spot revenues	4,855	7,106	(2,251)
Segment Net Revenues	$51,519	$40,549	$10,970

Represented by:
Broadcast operations	$51,480	$40,402	$11,078
Non-broadcast operations	39	147	(108)
Segment Net Revenues	$51,519	$40,549	$10,970

Segment EBITDA	$25,667	$12,826	$12,841

Represented by:
Broadcast operations	$25,937	$12,856	$13,081
Non-broadcast operations	(270)	(30)	(240)
Segment EBITDA	$25,667	$12,826	$12,841

Segment EBITDA Margin	50%	32%	18%

Index

•
Segment Net Revenues for the three months ended March 31, 2007 increased by US$ 11.0 million, or 27%, compared to the three months ended March 31, 2006.  In local currency, Segment Net Revenues increased by 14%.  Spot revenues increased by $13.2 million, or 40%, primarily due to an increase in the volume of GRPs sold, particularly in off-prime time, as well as increased average revenue per rating point sold. Non-spot revenue decreased by US$ 2.3 million, or 32%, primarily due to a reduction in the number of shows generating voting revenue in the three months ended March 31, 2007 compared to those programs broadcast in the three months ended March 31, 2006.

•
Segment EBITDA for the three months ended March 31, 2007 increased by US$ 12.8 million, or 100%, compared to the three months ended March 31, 2006, resulting in an EBITDA margin of 50% compared to 32% in the three months ended March 31, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2007 decreased by US$ 1.9 million, or 7%, compared to the three months ended March 31, 2006.  Cost of programming decreased by US$ 2.2 million, or 14%, due to better cost control in production and the cancellation of several expensive one-off programs broadcast during the three months ended March 31, 2006 as part of TV Nova’s operational restructuring.  Other operating costs increased by US$ 1.0 million, or 16%, primarily due to exchange rate movements.  Selling, general and administrative expenses decreased by US$ 0.7 million, or 10%, primarily due to reductions in marketing and research costs.

(C) ROMANIA

Market Background:  We estimate that the television advertising market grew by approximately 32% - 37% in US dollars during 2006.  We expect the television advertising market to show continued growth in the range of 20% to 25% in 2007.

The combined national all day audience share of our three existing channels (PRO TV, ACASA and PRO CINEMA) for the three months ended March 31, 2007 was 22.7% compared to 25.6% for the three months ended March 31, 2006.  On March 1, 2007 we were granted the license to broadcast TV SPORT, which had an all day audience share of 1.5% in the three months ended March 31, 2007.  In April we rebranded TV SPORT as Sport.ro, while retaining the same focus and target demographic. The major competitors are the two state-owned channels TVR1 and TVR2, with national all day audience shares for the three months ended March 31, 2007 of 14.5% and 4.8%, respectively, and privately owned broadcaster Antena 1 with 13.5%.

Prime time audience share for our three existing channels decreased from 28.6% in the three months ended March 31, 2006 to 24.1% in the three months ended March 31, 2007.  ACASA suffered a decline in share, as the popularity of our successful telenovellas has diminished following the decision by other competing stations to produce similar programs, while our other channels both enjoyed increases in share.  Our average prime time ratings decreased from 13.6% to 10.6% over comparable periods, while prime time ratings for the whole market decreased from 47.3% in the three months ended March 31, 2006 to 43.8% in the three months ended March 31, 2007.

Index

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	ROMANIA SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Spot revenues	$36,535	$28,135	$8,400
Non-spot revenues	2,807	1,736	1,071
Segment Net Revenues	$39,342	$29,871	$9,471

Represented by:
Broadcast operations	$39,342	$29,871	$9,471
Non-broadcast operations	-	-	-
Segment Net Revenues	$39,342	$29,871	$9,471

Segment EBITDA	$15,136	$11,613	$3,523

Represented by:
Broadcast operations	$15,274	$11,613	$3,661
Non-broadcast operations	(138)	-	(138)
Segment EBITDA	$15,136	$11,613	$3,523

Segment EBITDA Margin	38%	39%	(1)%

•
Segment Net Revenues for the three months ended March 31, 2007 increased by US$ 9.5 million, or 32%, compared to the three months ended March 31, 2006. Spot revenues increased by US$ 8.4 million, or 30%, driven primarily by increases in the average revenue per rating point sold in each of our three existing channels, which more than offset a slight decline in the volume of GRPs sold. Non-spot revenues increased by US$ 1.1 million, or 62%, primarily due to increased cable tariff revenue. The acquisition of TV Sport added approximately US$ 0.4 million to our revenues for the three months ended March 31, 2007.

•
Segment EBITDA for the three months ended March 31, 2007 increased by US$ 3.5 million, or 30%, compared to the three months ended March 31, 2006, with an EBITDA margin of 38% compared to 39% in the three months ended March 31, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2007 increased by US$ 5.9 million, or 33%, compared to the three months ended March 31, 2006.  Cost of programming grew by US$ 5.8 million, or 50%, due partially to the inclusion of the salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming increased by US$ 4.0 million, or 34%, as a result of increased market competition and investment in quality programming.  Other operating costs decreased by US$ 0.1 million, or 2%, after the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 1.7 million, or 38%, primarily due to increased staffing costs.  Selling, general and administrative expenses increased by US$ 0.2 million, or 13%, primarily due to increased office running costs.  The acquisition of TV Sport did not have a significant impact on our Segment EBITDA for the three months ended March 31, 2007.

Index

D) SLOVAK REPUBLIC

Market Background:  We estimate that the television advertising market in the Slovak Republic experienced local currency growth of approximately 5% - 7% in 2006.  We expect the television advertising market will show high single digit growth in 2007.

MARKIZA TV is the leading channel in the Slovak Republic.  National all day audience share for the three months ended March 31, 2007 was 34.1% compared to 31.0% for the three months ended March 31, 2006.  The major competitor is the state-owned channel STV1, with a national all day audience share of 17.6% for the three months ended March 31, 2007.  The national all day audience share of TV JOJ, the only other significant privately owned channel, was 16.7% for the three months ended March 31, 2007.

Our prime time audience share increased from 33.3% in the three months ended March 31, 2006 to 38.1% in the three months ended March 31, 2007 primarily due to  a series of strong programs.  Our average prime time ratings increased from 14.6% to 15.9% over comparable periods, while prime time ratings for the whole market decreased from 43.8% in the three months ended March 31, 2006 to 41.6% in the three months ended March 31, 2007, reflecting the impact of the Winter Olympics on viewing habits in the three months ended March 31, 2006.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Spot revenues	$18,075	$10,314	$7,761
Non-spot revenues	602	892	(290)
Segment Net Revenues	$18,677	$11,206	$7,471

Represented by:
Broadcast operations	$18,662	$11,206	$7,456
Non-broadcast operations	15	-	15
Segment Net Revenues	$18,677	$11,206	$7,471

Segment EBITDA	$5,756	$(977)	$6,733

Represented by:
Broadcast operations	$5,859	$(951)	$6,810
Non-broadcast operations	(103)	(26)	(77)
Segment EBITDA	$5,756	$(977)	$6,733

Segment EBITDA Margin	31%	(9)%	40%

•
Segment Net Revenues for the three months ended March 31, 2007 increased by US$ 7.5 million, or 67%, compared to the three months ended March 31, 2006.  In local currency, Segment Net Revenues increased by 61%.  The increase in Segment Net Revenues was due to an increase of US$ 7.8 million, or 75%, in spot revenues partially offset by a decline of US$ 0.3 million, or 33%, in non-spot revenues.  The increase in spot revenues is mainly due to increases in the average revenue per rating point sold, particularly in prime time, as well as an increase in the volume of advertising spots sold .  Our advertising revenues benefited from the launch of a new mobile phone operator during the three months ended March 31, 2007, as well as increased spending from existing customers, particularly in the pharmaceutical sector.  Segment Net Revenues for the three months ended March 31, 2006 included approximately US$ 1.8 million in respect of the period prior to acquisition on January 23, 2006 when Markiza was accounted for as an equity affiliate.

Index

•
Segment EBITDA for the three months ended March 31, 2007 increased by US$ 6.7 million, or 689%, compared to the three months ended March 31, 2006, resulting in an EBITDA margin of 31% compared to (9)% in the three months ended March 31, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2007 increased by US$ 0.7 million, or 6%, compared to the three months ended March 31, 2006.  Cost of programming decreased by US$ 0.4 million, or 6%; the amount charged in the three months ended March 31, 2006 included a charge of US$ 0.7 million to write off an unsuccessful show.  Other operating costs increased by US$ 0.6 million, or 16%, primarily due to increased staff costs of US$ 0.4 million and increased broadcast and operating expenses of US$ 0.2 million.  Selling, general and administrative expenses increased by US$ 0.5 million, or 36%, primarily due to increased office running costs and increased marketing and research costs.  Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2006 included US$ 1.7 million of programming costs, US$ 0.9 million of other operating costs and US$ 0.4 million of selling, general and administrative expenses in respect of the period prior to acquisition on January 23, 2006.

(E) SLOVENIA

Market Background:  We estimate that the television advertising market in Slovenia experienced local currency growth of approximately 6% - 8% in 2006.  We expect the television advertising market to show low single digit growth in 2007.

The combined national all day audience share of our two channels increased from 36.3% for the three months ended March 31, 2006 to 37.1% for the three months ended March 31, 2007.  The major competitors are state-owned channels SLO1 and SLO2, with national all day audience shares for the three months ended March 31, 2007 of 22.7% and 10.6%, respectively.

Our prime time audience share decreased from 44.7% in the three months ended March 31, 2006 to 43.3% in the three months ended March 31, 2007, with an increased share in KANAL A, partially offsetting a decreased share in POP TV.  Our average prime time ratings decreased from 16.4% to 15.7% over comparable periods, while prime time ratings for the whole market decreased from 36.5% in the three months ended March 31, 2006 to 36.3% in the three months ended March 31, 2007.

On January 1, 2007 Slovenia adopted the Euro and we adopted the Euro as the functional currency of our Slovenia operations in place of the Slovenian Tolar.

Index

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	SLOVENIA SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Spot revenues	$11,325	$9,741	$1,584
Non-spot revenues	1,344	486	858
Segment Net Revenues	$12,669	$10,227	$2,442

Represented by:
Broadcast operations	$12,238	$9,932	$2,306
Non-broadcast operations	431	295	136
Segment Net Revenues	$12,669	$10,227	$2,442

Segment EBITDA	$3,001	$3,033	$(32)

Represented by:
Broadcast operations	$3,022	$3,009	$13
Non-broadcast operations	(21)	24	(45)
Segment EBITDA	$3,001	$3,033	$(32)

Segment EBITDA Margin	24%	30%	(6)%

•
Segment Net Revenues for the three months ended March 31, 2007 increased by US$ 2.4 million, or 24%, compared to the three months ended March 31, 2006.  Spot revenues increased by US$ 1.6 million, or 16%, as our operations benefited from an increase in the average revenue per thirty-second advertising spot, particularly in prime time, which more than offset a decline in the volume of GRPs sold.  Non-spot revenues increased by US$ 0.9 million, or 177%, due to an increased level of sponsorship and an increase in non-broadcast advertising revenue.

•
Segment EBITDA for the three months ended March 31, 2007 was in line with the three months ended March 31, 2006, resulting in an EBITDA margin of 24% compared to 30% in the three months ended March 31, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2007 increased by US$ 2.5 million, or 34%, compared to the three months ended March 31, 2006.  Cost of programming grew by US$ 2.3 million, or 75%, due to increased investment in programming in a more competitive market environment.  Other operating costs decreased by US$ 0.3 million, or 10%, primarily due to lower salary and freelance costs, partially offset by higher transmitter and associated maintenance costs.  Selling, general and administrative expenses increased by US$ 0.5 million, or 41%, primarily due to higher marketing and promotion costs.

(F) UKRAINE (STUDIO 1+1)

Market Background:  We estimate that the television advertising market in Ukraine, where sales are denominated primarily in US dollars, experienced growth of approximately 28% - 31% in 2006.  It is expected that the television advertising market will grow between 30% and 35% during 2007.

STUDIO 1+1 had a national all day audience share of 16.1% for the three months ended March 31, 2007 compared to 18.5% for the three months ended March 31, 2006.  Our competitors include: Inter, with a national all day audience share of 18.8%, Novy Kanal with 8.0%, ICTV with 7.0% and STB with 7.8%.

Index

Our prime time audience share decreased from 23.1% in the three months ended March 31, 2006 to 18.8% in the three months ended March 31, 2007, at a time when most major channels experienced a similar decline in share to new niche channels.  Our share in the three months ended March 31, 2006 reflected the outstanding success of a show called Ugly Betty.  Our average prime time ratings decreased from 9.5% to 7.2% over comparable periods, while prime time ratings for the whole market decreased from 41.1% in the three months ended March 31, 2006 to 38.6% in the three months ended March 31, 2007.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Spot revenues	$14,821	$22,887	$(8,066)
Non-spot revenues	3,254	2,591	663
Segment Net Revenues	$18,075	$25,478	$(7,403)

Represented by:
Broadcast operations	$18,075	$25,478	$(7,403)
Non-broadcast operations	-	-	-
Segment Net Revenues	$18,075	$25,478	$(7,403)

Segment EBITDA	$(2,370)	$10,988	$(13,358)

Represented by:
Broadcast operations	$(2,338)	$10,988	$(13,326)
Non-broadcast operations	(32)	-	(32)
Segment EBITDA	$(2,370)	$10,988	$(13,358)

Segment EBITDA Margin	(13)%	43%	(56)%

•
Segment Net Revenues for the three months ended March 31, 2007 decreased by US$ 7.4 million, or 29%, compared to the three months ended March 31, 2006. Spot revenues decreased by US$ 8.1 million, or 35%.  There was an increase in the volume of GRPs sold in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This was offset by a decrease in the average revenue per thirty-second advertising.  Non-spot revenues increased by US$ 0.7 million, or 26%, primarily due to the sale of surplus programming and increased gameshow and short message service (“SMS”) revenues.

Sales phasing was unusual in 2006. In the three months ended March 31, 2006 we benefited from US$ 8.4 million of political advertising revenue ahead of the parliamentary elections in March 2006 as well as the extraordinary ratings success of the Russian series Ugly Betty. The advertising market in the three months ended March 31, 2007 has been slow due to the ongoing disagreements between the Ukrainian President and Prime Minister that resulted in the dissolution of parliament. Advertisers have been cautious in applying their budgets, leading all broadcasters to reduce prices in an attempt to maintain revenues. Despite our relatively weak financial results for the quarter, we have maintained our position as the highest rated channel among our target demographic group of 18 – 49; and our prime time series Kadets was the highest rated prime time series in that group.  While our major clients have purchased less advertising in the three months ended March 31, 2007 than we had anticipated, our sales house Video International has reported that they have not reduced their annual budgets.  Our present view is that although the Ukrainian television advertising market may remain uncertain for a period, we believe that it will grow this year in line with our expectations, subject to stabilization of the political situation.

Index

•
Segment EBITDA for the three months ended March 31, 2007 decreased by US$ 13.4 million, or 122%, compared to the three months ended March 31, 2006, resulting in an EBITDA margin of (13)% compared to 43% in the three months ended March 31, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2007 increased by US$ 6.0 million, or 41%, compared to the three months ended March 31, 2006.  Cost of programming grew by US$ 5.3 million, or 63%, due to price inflation for Russian programming, which is essential to maintaining strong ratings, as well as improvements to our programming schedule.  Other operating costs increased by US$ 0.5 million, or 14%, due to increased broadcast operating expenses and increased salary costs.  Selling, general and administrative expenses increased by US$ 0.1 million, or 6%.

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

KINO and CITI, both of which target a youthful market have as their main competitors ICTV, TONIS and NTN. As at March 31, 2007, KINO had a technical reach of approximately 46.7% of the Ukraine population and in the three months ended March 31, 2007 achieved an average share in the Kiev region of 2.4%. CITI had a technical reach of approximately 87.5% of the population of the city of Kiev and the Kiev region. CITI began broadcasting in December 2006 and in the three months ended March 31, 2007 achieved a 4+ prime time audience share of 2.1% in the Kiev region.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)
	2007	2006(1)	Movement
Spot revenues	$143	$215	$(72)
Non-spot revenues	255	159	96
Segment Net Revenues	$398	$374	$24

Represented by:
Broadcast operations	$398	$374	$24
Non-broadcast operations	-	-	-
Segment Net Revenues	$398	$374	$24

Segment EBITDA	$(2,417)	$(126)	$(2,291)

Represented by:
Broadcast operations	$(2,417)	$(126)	$(2,291)
Non-broadcast operations	-	-	-
Segment EBITDA	$(2,417)	$(126)	$(2,291)

Segment EBITDA Margin	(607)%	(34)%	(573)%

(1) From acquisition on January 11, 2006 only

Index

•
Segment Net Revenues for the three months ended March 31, 2007 were in line with the three months ended March 31, 2006. Spot revenues decreased by US$ 0.1 million, or 33%, primarily due to the level of political advertising aired in 2006 ahead of the parliamentary elections on March 26, 2006.  Non-spot revenues increased by US$ 0.1 million, or 60%, primarily due to increased program sponsorship.

•
Segment EBITDA for the three months ended March 31, 2007 decreased by US$ 2.3 million, or 1,818%, compared to the three months ended March 31, 2006, resulting in an EBITDA margin of (607)% compared to (34)% in the three months ended March 31, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2007 increased by US$ 2.3 million, or 462%, compared to the three months ended March 31, 2006.  Cost of programming grew by US$ 1.7 million, or 3162%.  Other operating costs increased by US$ 0.4 million, or 165%.  Selling, general and administrative expenses increased by US$ 0.2 million, or 107%.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for the three months ended March 31, 2007 and 2006 was as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006

Production expenses	$27,558	$22,975
Program amortization	38,795	25,443
Cost of programming	$66,353	$48,418

Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 17.9 million, or 37%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to:

•	US$ 5.8 million of additional programming costs from our Romania operations;

•	US$ 5.3 million of additional programming costs from our Ukraine (STUDIO 1+1) operations;

•	US$ 3.8 million of additional programming costs from our Croatia operations;

•	US$ 2.3 million of additional programming costs from our Slovenia operations;

•	US$ 1.7 million of additional programming costs from our Ukraine (KINO, CITI) operations;

•
US$ 1.2 million of additional programming costs from our Slovak Republic operations, which have been consolidated for the entire three-month period in 2007.  Programming costs incurred in  the three months ended March 31, 2006, including the pre-acquisition period prior to January 23, 2006, were US$ 1.7 million; and,

•	US$ 2.2 million of reduced programming costs from our Czech Republic operations.

The amortization of acquired programming for each of our consolidated operations for the three months ended March 31, 2007 and 2006, including our operations in the Slovak Republic (MARKIZA TV) for the period prior to January 23, 2006 when they were accounted for as an equity affiliate is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods.  The cash paid for programming by our operations in Croatia, the Czech Republic, Romania, Slovenia, Ukraine and the Slovak Republic (for the period from January 23, 2006) is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

Index

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006
Program amortization:
Croatia (NOVA TV)	$5,399	$3,418
Czech Republic (TV NOVA)	6,556	7,383
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL and Sport.ro)	9,429	6,716
Slovak Republic (MARKIZA TV) (post-acquisition)	3,207	436
Slovenia (POP TV and KANAL A)	2,196	1,417
Ukraine (STUDIO 1+1)	10,927	6,046
Ukraine (KINO, CITI)	1,081	27
	$38,795	$25,443

Cash paid for programming:
Croatia (NOVA TV)	$905	$4,366
Czech Republic (TV NOVA)	6,579	11,936
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL)	10,046	6,606
Slovenia (POP TV and KANAL A)	2,172	1,819
Ukraine (STUDIO 1+1)	10,484	7,972
Ukraine (KINO, CITI)	742	115
	$30,928	$32,814
Slovak Republic (MARKIZA TV)	3,699	3,279
	$34,627	$36,093

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Consolidated Net Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Croatia	$7,232	$3,810	$3,422
Czech Republic	51,519	40,549	10,970
Romania	39,342	29,871	9,471
Slovak Republic	18,677	9,445	9,232
Slovenia	12,669	10,227	2,442
Ukraine (Studio 1+1)	18,075	25,478	(7,403)
Ukraine (KINO, CITI)	398	374	24
Total Consolidated Net Revenues	$147,912	$119,754	$28,158

Index

Our consolidated net revenues for the three months ended March 31, 2007 increased by US$ 28.2 million, or 24%, compared to the three months ended March 31, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (b) Cost of Revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Consolidated Cost of Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Operating costs	$25,657	$22,972	$2,685
Cost of programming	66,353	48,418	17,935
Depreciation of station property, plant and equipment	6,899	5,702	1,197
Amortization of broadcast licenses and other intangibles	5,162	4,332	830
Total Consolidated Cost of Revenues	$104,071	$81,424	$22,647

Total cost of revenues for the three months ended March 31, 2007 increased by US$ 22.6 million, or 28%, compared to the three months ended March 31, 2006.

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended March 31, 2007 increased by US$ 2.7 million, or 12%, compared to the three months ended March 31, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the three months ended March 31, 2007 increased by US$ 17.9 million, or 37%, compared to the three months ended March 31, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the three months ended March 31, 2007 increased by US$ 1.2 million, or 21%, compared to the three months ended March 31, 2006 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the three months ended March 31, 2007 increased by US$ 0.8 million, or 19%, compared to the three months ended March 31, 2006 primarily due to the amortization of the broadcast licenses and customer relationships of our Slovak Republic operations that were acquired on January 23, 2006 for a full three-month period rather than for the period from acquisition in the prior year.

Index

IV (c) Station Selling, General and Administrative Expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Consolidated Station Selling, General and Administrative Expenses
	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Croatia	$1,726	$1,542	$184
Czech Republic	5,093	5,682	(589)
Romania	2,425	2,164	261
Slovak Republic	1,939	1,020	919
Slovenia	1,704	1,213	491
Ukraine (Studio 1+1)	2,467	2,324	143
Ukraine (KINO, CITI)	427	221	206
Total Consolidated Station Selling, General and Administrative Expenses	$15,781	$14,166	$1,615

Consolidated station selling, general and administrative expenses for the three months ended March 31, 2007 increased by US$ 1.6 million, or 11%, compared to the three months ended March 31, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (d) Corporate Operating Costs for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding non-cash stock-based compensation)	$7,542	$7,293	$249
Non-cash stock-based compensation	1,262	688	574
Corporate Operating Costs (including non-cash stock-based compensation)	$8,804	$7,981	$823

Corporate operating costs (excluding non-cash stock-based compensation) for the three months ended March 31, 2007 increased by US$ 0.2 million, or 3%, compared to the three months ended March 31, 2006, primarily due to:

•	Increased staff related costs; and

•	Increased business development expenses incurred in researching potential acquisition targets.

•
Included within corporate operating costs is a lease-exit charge of approximately US$ 1.6 million (including additional depreciation of US$ 0.3 million) incurred following relocation of our London office during the first quarter of 2006.

The increase in the charge for non-cash stock-based compensation for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 reflects an increase in the number of stock options granted in 2006 compared to prior years as well as an increase in the fair value of stock options as our stock price increased in recent years.  For more details, see Item 1, Note 14.

Index

IV (e) Operating Income for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Operating Income	$19,256	$16,183	$3,073

Operating income for the three months ended March 31, 2007 increased by US$ 3.1 million, or 19%, compared to the three months ended March 31, 2006.  Operating margin was 13%, in line with the operating margin for the three months ended March 31, 2006.

IV (f) Other income / (expense) items for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Interest income	$1,414	$1,453	$(39)
Interest expense	(11,396)	(10,518)	(878)
Foreign currency exchange loss, net	(3,136)	(10,862)	7,726
Change in fair value of derivatives	4,524	-	4,524
Other expense	(6,213)	(548)	(5,665)
Provision for income taxes	(5,059)	(3,994)	(1,065)
Minority interest in loss / (income) of consolidated subsidiaries	360	(5,441)	5,801
Equity in income / (loss) of unconsolidated affiliates	-	(730)	730
Discontinued operations	-	(3,807)	3,807

Interest income for the three months ended March 31, 2007 was in line with that recognized in the three months ended March 31, 2006.

Interest expense for the three months ended March 31, 2007 increased by US$ 0.9 million compared to the three months ended March 31, 2006, primarily as a result of an increase in interest rates.

Foreign currency exchange loss, net:  For the three months ended March 31, 2007 we recognized a US$ 3.1 million loss primarily as a result of the strengthening of the Euro against the dollar during the three-month period.  Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 5.5 million due to movements in the spot rate between December 31, 2006 and March 31, 2007.  For the three months ended March 31, 2006, we recognized a transaction loss of US$ 10.9 million.

Change in fair value of derivatives: For the three months ended March 31, 2007 we recognized a US$ 4.5 million gain as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.  For further information, see Item 1, Note 12.

Other expense:  For the three months ended March 31, 2007 we incurred other expenses of US$ 6.2 million compared to US$ 0.5 million for the three months ended March 31, 2006. The amount for March 31, 2007 includes accruals in anticipation of the settlement of all outstanding disclosed litigation surrounding our Croatia operations.

Index

Provision for income taxes:  The provision for income taxes was US$ 5.1 million for the three months ended March 31, 2007 compared to US$ 4.0 million for the three months ended March 31, 2006.  Our stations pay income taxes at rates ranging from 16.0% in Romania to 25.0% in Ukraine.

Minority interest in income of consolidated subsidiaries:  For the three months ended March 31, 2007, we recognized a gain of US$ 0.4 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 5.4 million for the three months ended March 31, 2006.  This movement primarily reflects the fact that our Ukraine (STUDIO 1+1) operations reported a net loss in the three months ended March 31, 2007 compared to a significant net profit in the three months ended March 31, 2006 as a result of the level of political advertising ahead of the March 2006 Parliamentary elections.

Equity in income / (loss) of unconsolidated affiliates:  Some of our broadcasting licenses were held by unconsolidated affiliates over which we had minority blocking rights but not majority control.  These affiliates were accounted for using the equity method.

Equity in income / (loss) of unconsolidated affiliates for the three months ended March 31, 2007 decreased by US$ 0.7 million compared to the three months ended March 31, 2006 as detailed below:

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Markiza (Slovak Republic)	$-	$(737)	$737
Radio Pro (Romania)	-	7	(7)
Equity in Income / (Loss) of Unconsolidated Affiliates	$-	$(730)	$(730)

Discontinued operations:  The amounts charged to the condensed consolidated statement of operations in respect of discontinued operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 are as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Tax on disposal of discontinued operations	$-	$(3,807)	$3,807
Discontinued operations	$-	$(3,807)	$3,807

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic.  On October 23, 2003, we sold our 93.2% interest in CNTS our former Czech Republic operating company, for US$ 53.2 million.

The revenues and expenses of our former Czech Republic operations and the award income and related legal expenses have therefore all been treated as discontinued operations.  For the three months ended March 31, 2006, the amounts charged to discontinued operations largely represented revised estimates of additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Part I, Item 1, Note 17).

Index

IV (e) Condensed consolidated balance sheet as at March 31, 2007 compared to December 31, 2006

Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2007	December 31, 2006	Movement

Current assets	$424,715	$413,616	$11,099
Non-current assets	1,423,576	1,405,384	18,192
Current liabilities	213,728	182,961	30,767
Non-current liabilities	578,139	574,084	4,055
Minority interests in consolidated subsidiaries	25,949	26,189	(240)
Shareholders’ equity	$1,030,475	$1,035,766	$(5,291)

Current assets:  Current assets at March 31, 2007 increased US$ 11.1 million compared to December 31, 2006, primarily as a result of an increase in cash and cash equivalents and an increase in program rights.

Non-current assets:  Non-current assets at March 31, 2007 increased US$ 18.2 million compared to December 31, 2006, primarily as a result of increased investments in programming and the recognition of goodwill and other intangible assets following our acquisition of TV Sport.

Current liabilities:  Current liabilities at March 31, 2007 increased US$ 30.8 million compared to December 31, 2006, reflecting increases in deferred income, accrued interest and payroll taxes.

Non-current liabilities:  Non-current liabilities at March 31, 2007 increased US$ 4.1 million compared to December 31, 2006, after recognition of a liability of approximately US$ 3.0 million following adoption of FIN 48.  The remaining movement reflects a US$ 5.5 million increase in the value of our Senior Notes as a result of the movement in the spot rate between December 31, 2006 and March 31, 2007, partially offset by a USS 4.5 million reduction in our liability on the revaluation of the currency swaps entered into in April 2006.  .

Minority interests in consolidated subsidiaries:  Minority interests in consolidated subsidiaries at March 31, 2007 decreased US$ 0.2 million compared to December 31, 2006, primarily as a result of reduced profitability of our Ukraine (STUDIO 1+1) operations.

Shareholders’ equity:  Total shareholders’ equity at March 31, 2007 decreased US$ 5.3 million compared to December 31, 2006, primarily as a result of the decrease in Other Comprehensive Income (US$ 5.6 million), impact of the adoption of FIN 48 (US$ 3.2 million), and the net loss of US$ 0.3 million for the three months ended March 31, 2007. Included in the total shareholders’ equity were proceeds from the exercise of stock options (US$ 2.0 million) and a stock-based compensation charge of US$ 1.8 million.

Index

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 11.4 million during the three months ended March 31, 2007.  The change in cash and cash equivalents is summarized as follows:

For the Three Months Ended March 31, (US$ 000's)
	2007	2006
Net cash generated from continuing operating activities	$31,913	$31,693
Net cash used in continuing investing activities	(20,901)	(67,518)
Net cash received from financing activities	809	196,981
Net cash used in discontinued operations – operating activities	(1,624)	(1,690)
Net increase in cash and cash equivalents	$11,436	$161,283

Operating Activities

Cash generated from continuing operations in the three months ended March 31, 2007 increased from US$ 31.7 million to US$ 31.9 million, reflecting the level of cash generated by our Czech Republic, Romania, Slovak Republic and Slovenia operations, partially offset by negative cash flows of our Croatia and Ukraine operations.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2007 decreased from US$ 67.5 million to US$ 20.9 million.  Our investing cash flows in the three months ended March 31, 2007 were primarily comprised of:

•	Payments of EUR 6.7 million (approximately US$ 8.4 million) in connection with our acquisition of TV Sport (for further information, see Part I, Item 1, Note 3);
•	Payment of the final US$ 0.2 million of deferred consideration due on our acquisition of a 65.5% stake in Ukrpromtorg; and
•	Capital expenditure of US$ 12.0 million.

Financing Activities

Net cash received from financing activities in the three months ended March 31, 2007 was US$ 0.8 million compared to US$ 197.0 million in the three months ended March 31, 2006.  The amount of cash received in the three months ended March 31, 2006 reflects proceeds of US$ 168.6 million from the issuance of Class A Common Stock and a net amount of US$ 28.0 million of cash received from credit facilities.

Discontinued Operations

In the three months ended March 31, 2007, we paid taxes of US$ 1.6 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 1.7 million in the three months ended March 31, 2006.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future, subject to the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

Index

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

In the case of Nova TV (Croatia), distributions may be paid from net profits subject to a reserve of 5% of annual profits until the aggregate reserves equal 5% of the registered capital of Nova TV (Croatia). In the case of CET 21, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equal 10% of the registered capital of CET 21. In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote is required in order for Pro TV to make distributions and we have sufficient voting power to compel distributions of dividends.  In the case of Markiza, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. In the case of Pro Plus, distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Studio 1+1, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equals 25% of the registered capital of Studio 1+1.  We do not have a sufficient majority in Studio 1+1 to compel the distribution of dividends. In the case of Intermedia, Innova and IMS, distributions may be paid from their profits and there is no reserve requirement for these companies. Our voting power in Innova and IMS is sufficient to compel the distribution of dividends.

As at March 31, 2007 and December 31, 2006 the operations had the following unsecured balances owing to their respective holding companies:

Operating segment (US$ 000’s)	March 31, 2007	December 31, 2006
Croatia	$77,998	$67,623
Czech Republic	418,446	434,897
Romania	39,053	25,620
Slovak Republic	24,069	23,670
Slovenia	-	-
Ukraine (STUDIO 1+1)	87	-
Ukraine (KINO, CITI)	9,368	4,621
Total	$569,021	$556,431

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of March 31, 2007 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$506,433	$11,991	$1,700	$-	$492,742
Long-Term Debt – interest	231,268	42,473	84,862	84,556	19,377
Capital Lease Obligations	6,542	943	1,377	1,187	3,035
Operating Leases	6,643	3,218	2,473	952	-
Unconditional Purchase Obligations	103,170	95,240	7,784	-	146
Other Long-Term Obligations	18,023	15,459	2,564	-	-
Total Contractual Obligations	$872,079	$169,324	$100,760	$86,695	$515,300

On April 11, 2007, the holders of the floating rate Senior Notes received notice of our intention to redeem all of these Senior Notes on May 15, 2007 (See Part I, Item 1, Note 5).

Long-Term Debt

As at March 31, 2007 we had the following debt outstanding:

			March 31, 2007 (US$ 000’s)
Corporate	(1	)–(2)	$492,742
Croatia operations		(3)	-
Czech Republic operations	(4	)–(6)	11,892
Romania operations		(7)	94
Slovenia operations		(8)	-
Ukraine (KINO, CITI) operations		(9)	1,705
Total			$506,433

(1)
In May 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 and EUR 125.0 million of floating rate Senior Notes due May 2012, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (9.23% was applicable at March 31, 2007).  Interest is payable semi-annually in arrears on each May 15 and November 15.

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

On April 11, 2007 we issued a notice to redeem the floating rate Senior Notes on May 15, 2007.

As of March 31, 2007, Standard & Poor’s senior unsecured debt rating for our Senior Notes remained unchanged from December 31, 2006 at B+, with a corporate credit rating of BB- / positive, up from BB- / stable at December 31, 2006.  At March 31, 2007, Moody’s Investors Service’s rating of both our corporate credit rating and our Senior Notes due 2012 was Ba3 stable.

(2)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 133.2 million) arranged by the European Bank for Reconstruction and Development (the “Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for up to EUR 50.0 million in aggregate.

The Loan bears interest at a rate of three-month EURIBOR plus 2.75% on the drawn amount.  The available amount of the Loan amortizes by 7.5% every six months from May 2008 to November 2009, then by 15% in May 2010 and November 2010, and by 40% in May 2011. There were no drawings under this facility as at March 31, 2007, however the entire EUR 100.0 million was drawn on April 18, 2007.

Covenants contained in the Loan are in line with those contained in our Senior Notes.  In addition, the Loan’s covenants restrict us from making principal repayments on other debt of greater than US$ 20.0 million per year for the life of the Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

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

(3)
On March 28, 2007, we repaid EUR 0.6 million (approximately US$ 0.8 million) which had been drawn by our Croatia operations under two loan agreements with Hypo Alpe-Adria Bank d.d. The security held by the bank was also released.

(4)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 57.1 million) with Ceska Sporitelna, a.s. (“CS”).  The final repayment date is October 31, 2009.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  As at March 31, 2007, there were no drawings under this facility.

Index

(5)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 11.9 million) with CS, which matures on April 30, 2007.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. On April 7, 2007 this facility was extended to April 30, 2008. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.  As at March 31, 2007, the full CZK 250.0 million (approximately US$ 11.9 million) was drawn under this facility bearing interest at an aggregate 4.22% (the applicable three-month PRIBOR rate at March 31, 2007 was 2.57%).

(6)
As at March 31, 2007, there were no drawings under a CZK 600.0 million (approximately US$ 28.5 million) factoring facility with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  This facility is available until March 31, 2010 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding. On April 11, 2007 the size of this facility was reduced from CZK 600.0 million to CZK 300.0 million.

(7)
As at March 31, 2007, an amount of RON 242,739 (approximately US$ 0.1 million) was outstanding under a loan agreement from one of the founding shareholders of TV Sport. The loan is interest free and is repayable in equal monthly instalments by August 31, 2007.

(8)
A revolving five-year facility agreement was entered into by Pro Plus for up to EUR 37.5 million (approximately US$ 49.9 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at March 31, 2007, EUR 33.8 million (approximately US$ 45.0 million)  was available for drawing under this revolving facility; there were no drawings outstanding.

(9)
Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at March 31, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.8 million.  For more information on our capital lease obligations see Part I, Item 1, Note 11.

Operating Leases

For more information on our operating lease commitments see Part I, Item 1, Note 18.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At March 31, 2007, we had commitments in respect of future programming US$ 90.8 million (December 31, 2006: US$ 98.0 million).  This includes contracts signed with license periods starting after March 31, 2007.  For more information on our programming commitments see Part I, Item 1, Note 18.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 3.9 million (see Part I, Item 1, Note 18).

In addition to the amounts disclosed above, Mr. Sarbu has the right to sell his remaining 10.0% shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter. Mr. Sarbu’s right to put the remaining 4.79% shareholding is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put our 10.0% in Media Pro. As at March 31 2007, we consider the fair value of this put option to be approximately US$ nil (2006: US$ nil).

Index

V (d) Cash Outlook

The issuance of the EUR 370.0 million (approximately US$ 480.0 million at the time of issuance) Senior Notes for the acquisition of the TV Nova (Czech Republic) group in May 2005 increased our leverage and we have significant debt service obligations in respect of the Senior Notes.  In addition, the terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.  Net cash proceeds from the issuance of new shares of our Class A Common Stock of US$ 168.6 million in March 2006 significantly reduced our net debt and provides a useful source of funds to allow investment flexibility, including acquisitions better suited to equity rather than debt financing.  On July 21, 2006, we entered into a five-year EUR 100.0 million revolving loan facility (the EBRD Loan Agreement), which, once fully drawn, can be used for general corporate purposes to further increase our financing flexibility, and will reduce our average cost of debt.  This amount was drawn on April 18, 2007.

Our future cash needs will depend on our overall financial performance, debt service requirements under the Senior Notes, the EBRD Loan Agreement as well as under other indebtedness incurred by us as well as any future acquisition, investment and development decisions.  Our ability to raise further funds through external debt facilities depends on our satisfaction of a leverage ratio under the Senior Notes, which is also incorporated into the drawing conditions of the EBRD Loan Agreement.  In the short-term we are able to fund our operations from cash generated from operations, our current cash resources (US$ 157.3 million, at March 31, 2007) and available undrawn credit facilities (US$ 235.3 million, at March 31, 2007).

We expect to invest US$ 70-75 million on capital expenditure in 2007, and approximately US$ 10 million furthering the development of our non-broadcast operations. Any further significant acquisitions could be financed through the issues of additional external debt or equity depending on prevailing market conditions at the time.

Our Croatia operations continue to require funding to improve our ratings performance and increase our market share.  We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 26.0 million during 2007, and have provided US$ 7.9 million in cash funding to Nova TV (Croatia) in the three months ended March 31, 2007. Our Ukraine (KINO, CITI) operations continue to require funding in order to achieve improved ratings and market share.  We expect the funding required to support KINO and CITI to be in excess of US$ 7.0 million during 2007, and have provided US$ 3.0 million in cash funding to KINO and CITI in the three months ended March 31, 2007.  Our partners will provide a pro rata amount of financing to KINO and CITI on the same terms.

We expect that, taken together, our current cash balances, internally generated cash flow, committed bank facilities, and local financing of broadcast operations should result in us having adequate cash resources to meet our debt service and other existing financial obligations for the next 12 months.  The acquisition of additional shareholdings in our current operations, further investment in the expansion of existing operations, acquisitions, or other investments in the development of new revenue opportunities may require further financing.  To the extent we will need additional financing, we would expect to raise such financing through issuing additional debt or equity.

Index

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998.  As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of an amount equivalent to EUR 4.5 million  (approximately US$ 6.0 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus.  On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest.  Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid.  On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to an amount equivalent to EUR 2.7 million (approximately US$ 3.5 million) in aggregate principal amount.  Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities to defer the demand for payment until a final judgment has been issued, and the tax authorities have so agreed.  On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities.  The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005.  We do not have a provision in our financial statements in relation to this legal action.

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

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies.  These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  There have been no significant changes in our critical accounting policies since December 31, 2006.

Recently adopted accounting principles

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The evaluation of a tax position under FIN 48 is a two-step process.  The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not to be sustained upon examination, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority and that they would have full knowledge of all relevant information.  The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

As a result of the implementation of FIN 48, we recognized a liability of approximately US$ 2.0 million for unrecognized tax benefits, of which US$ 1.7 million was accounted for as a reduction to retained deficit as at January 1, 2007.  The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 2.0 million, all of which would reduce the effective tax rate accordingly.

Index

We recognize interest accrued and penalties related to unrecognized tax benefits within the provision for income taxes. As at January 1, 2007, we accrued US$ 1.8 million in respect of interest and penalties, of which US$ 1.5m was accounted for as a reduction to retained deficit.

Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions including the United States.  As at January 1, 2007, analyzed by major tax jurisdictions, the Company’s subsidiaries are no longer subject to income tax examinations for years before:

Jurisdiction	Year
Croatia	2003
Czech Republic	2003
Germany	2000
Netherlands	2004
Romania	2002
Slovak Republic	2001
Slovenia	2001
Ukraine	2003
United States	2001

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

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies, although our functional currency is the US Dollar, and our Senior Notes are denominated in Euros.  As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries.  In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.

We have not attempted to hedge the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 509.0 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 500.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at March 31, 2007 was a US$ 8.0 million liability.

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

The redemption of the floating rate Senior Notes will be financed mainly by other Euro-denominated loans and therefore the integrity of the economic hedge will be largely preserved.

Index

Interest Rate Risk Management

As at March 31, 2007, we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and four tranches of debt, which were maintained with a fixed interest rate.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at March 31, 2007

Expected Maturity Dates	2007	2008	2009	2010	2011	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	245,000
Average interest rate (%)	-	-	-	-	-	8.25%
Variable rate	-	-	-	-	-	125,000
Average interest rate (%)	-	-	-	-	-	9.23%

Total debt in US$ (000's)
Fixed rate	-	-	1,700	-	-	-
Average interest rate (%)	-	-	9.00%	-	-	-

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	250,000	-	-	-	-	-
Average interest rate (%)	4.22%	-	-	-	-	-

Variable Interest Rate Sensitivity as at March 31, 2007

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at March 31, 2007 (US$ 000's)	Interest Rate as at March 31, 2007	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

166,467 (EUR 125.0 million)	9.23%	15,360	17,025	18,689	20,354	22,019	23,683
11,892 (CZK 250.0 million)	4.22%	502	621	740	859	978	1,096

Total		15,862	17,645	19,429	21,212	22,996	24,780

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Croatia

Global Communications Disputes

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.6 million) in damages.  Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK.  Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”).  Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia).  On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided.  Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia.  In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered.  OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed.  Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 12.3 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error.  Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim.  Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied.  The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense.  We have also appealed this decision. We have accrued for the amounts we expect to be ultimately payable as a result of having commenced settlement negotiations with Global Communications. Any such settlement would also include a settlement of the former shareholder dispute described below.

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party.  Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit).  Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 105.8 million). Given that the resolution of the issues posed by this lawsuit constitutes a preliminary question on which appellate review of the two lawsuits previously mentioned above should depend, we have requested suspension of those two reviews until this question has been finally adjudicated.

Index

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

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK.  Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006.  On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. We have appealed this decision. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we have commenced settlement negotiations with the former shareholders of OK.

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Index

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V.  In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29.0 million (approximately US$ 0.2 million)) plus accrued interest.  On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.1 million) plus interest as well as costs.  On September 24, 2004, MMTV filed an appeal against the judgment.  On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings.  We do not believe that Mrs. Meglic will prevail and will continue to defend the claim.

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

On April 4, 2007 the Supreme Court of Ukraine accepted an extraordinary appeal from Igor Kolomoisky against the decision made on February 28, 2007 and the decision of the Court of Appeals of the city of Kiev made on October 31, 2006.  Under Ukrainian law, such extraordinary appeals to the Supreme Court can be made on the basis (1) that an international judicial institution (whose jurisdiction has been recognized by Ukraine) determines that an appellate decision violates the international obligations of Ukraine or (2) that the decision is not consistent with prior practice of the Supreme Court.  Igor Kolomoisky has based his appeal on the latter grounds. No hearing on this appeal has been scheduled to date.  The Supreme Court may in its discretion either reject the appeal or vacate the earlier decisions of the Supreme Court and the appellate court and return the case to the appellate court for new consideration.  However, in the absence of a decision on this extraordinary appeal, the decision of the Supreme Court of February 28, 2007 and the decision of the Court of Appeals of the city of Kiev of October 31, 2006 remain in force.

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

Index

Because of ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 that have been initiated by Igor Kolomoisky, by our partners and by third parties who are not direct parties in interest to legal proceedings initiated by Igor Kolomoisky against Alexander Rodnyansky, the state registrar in the district administration in Kiev where such charter amendments are registered is presently enjoined from registering any amendments to the charter of Studio 1+1, including in respect of the restructured ownership agreed with our partners (see Part 1, Item 1, Note 1, Ukraine (Studio 1+1)).  Our partners are no longer seeking to enforce the injunction filed at their initiative; however, because of an intervention in this case by Igor Kolomoisky, it has not been possible for our partners to remove this injunction.

Item 1A.  Risk Factors

This Report on Form 10-Q for the period ended March 31, 2007, contains forward-looking statements that involve risks and uncertainties See “Forward-looking Statements” in Part I, Item 2.  Our actual results in the future could differ materially from those anticipated in these forward-looking statements  as a result of certain factors, including the risks described below and elsewhere in this Report on Form 10-Q.

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

The relative level of development of our markets and the influence of local parties also presents a potential for biased treatment of us before regulators or courts in our markets in the event of disputes involving our investments.  If such a dispute occurs, those regulators or courts might favor local interests over our interests.  Ultimately, this could lead to loss of our business operations, as occurred in the Czech Republic in 1999.  We are involved in certain disputes with some of the former shareholders of our Croatia operations and some of these shareholders may also challenge a restructuring that we have undertaken in response to a request from the Croatian Media Council.  The ability of certain of these shareholders to exert influence on local institutions may create a potential for biased treatment of us.  An adverse outcome in the Global Communications lawsuit (see Part II, Item I Item 3, “Legal Proceedings, Croatia”) or a successful challenge to the restructuring could have an adverse impact on our financial position, results of operations and cash flows.

Index

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

Index

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

We may seek to make acquisitions of other stations, networks, content providers or other companies in the future, and we may fail to acquire them on acceptable terms or successfully integrate them or we may fail to identify suitable targets

Our business and operations continue to experience rapid growth, including through acquisition. The acquisition and integration of new businesses pose significant risks to our existing operations, including:

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

Our operating results depend on our ability to generate advertising sales generally and, in the Czech Republic, to fully implement our advertising sales strategy

We generate almost all of our revenues from the sale of advertising airtime on our television channels.  Our advertising revenues in general depend on the pricing of our advertising time as well as other factors, including television viewing levels, changes in audience preferences, our stations’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and other media operators, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics.  Advertisers generally use gross ratings points to measure television viewing levels.  Our ability to generate gross ratings points depends on our offering programming which appeals to our target audiences, responding to technological developments in media, competing effectively with other broadcasters seeking to attract similar audiences and managing the impact of any seasonal trends.

Index

In the Czech Republic we are continuing to implement an advertising sales strategy adopted during the first quarter of 2006 to capture market growth through a more sophisticated pricing policy (see Part I, Item 2, “Analysis of Segment Results, Czech Republic”). There can be no assurance that we will be successful in fully implementing this advertising sales strategy in the Czech Republic or to respond successfully to changes in other factors affecting advertising sales generally in order to maintain and increase our advertising sales. Any decline in advertising sales due to a failure to respond to such changes or to successfully implement the advertising sales strategies, particularly in the Czech Republic, could have a material adverse effect on our financial position, results of operations and cash flows.

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

Index

Our operations are subject to significant changes in technology that could adversely affect our business

Countries in which we have operations have plans to migrate from analogue terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with differing time frames and regulatory regimes.  The specific timing and approach to implementing such plans to be employed in our markets is not fully known and we cannot predict the timing or effect of such migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast if such additional rights or licenses should be required under any relevant regulatory regime.  We may be required to commit substantial financial and other resources to the implementation of new technologies.  We may be required to make substantial additional capital investment in order to implement digital terrestrial broadcasting and the use of alternative distribution systems may require us to acquire additional distribution and content rights.  In light of our increased leverage position following the issuance of the Senior Notes and drawing of the facility under the EBRD loan agreement, we may not have access to resources sufficient to make such investments.

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

Risks Relating to our Financial Position

Our increased debt service obligations following the issuance of the Senior Notes may adversely affect our business

Our leverage has been significantly increased with the issuance of the Senior Notes (see Part I, Item 1, Note 5) in connection with the acquisition of the TV Nova (Czech Republic) group and the drawing of EUR 100 million under the EBRD Loan Agreement. As a result, we have significant debt service obligations and we are restricted in the manner in which our business is conducted.  We anticipate that our high leverage will continue for the foreseeable future even after we repay the EUR 125.0 million floating Senior Notes.  Our high leverage could have important consequences to our business and results of operations, including but not limited to the following: our vulnerability to a downturn in our business or economic and industry conditions has increased; our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements has been limited.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage; a substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes; and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate has been limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Index

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment.  Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate.  If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to competitive pressures or other unanticipated developments, we may need to obtain additional financing.  Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements.  Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock.  In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indenture pursuant to which our Senior Notes were issued or pursuant to the terms of the EBRD Loan Agreement (see Part I, Item 1, Notes 5 and 11).  Furthermore, such financings may not be available on acceptable terms, or may be subject to limits on the incurrence of indebtedness under the Indenture.

Under the Senior Notes and the EBRD Loan Agreement, we have pledged shares in our subsidiaries that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business

Pursuant to the terms of our Indenture and the EBRD Loan Agreement, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1.  If we were to default on the Indenture or the EBRD Loan Agreement, the Indenture trustee or the EBRD would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under the Indenture or the EBRD Loan Agreement.

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

Our share price may be adversely affected by potential future issuances and sales of our shares

As at March 31, 2007, we have a total of 1.0 million options to purchase Class A Common Stock outstanding and 0.1 million options to purchase Class B Common Stock outstanding.  An affiliate of PPF holds 3,500,000 unregistered shares of Class A Common Stock and has the right to demand a registration of up to 100% of such shares for a thirty day period from May 2, 2007.  We cannot predict what effect, if any, the issuance of shares underlying options, the registration of such unregistered shares or any future sales of our shares will have on the market price of our shares.  However, if more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

The risks described here are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operating results.

Index

Item 6.  Exhibits

a) The following exhibits are attached:

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated May 3, 2007
31.02	Sarbanes-Oxley Certification s. 302 CFO, dated May 3, 2007
32.01	Sarbanes-Oxley Certification – CEO and CFO, dated May 3, 2007 (furnished only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2007	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: May 3, 2007	/s/ Wallace Macmillan
Wallace Macmillan
Vice President – Finance
(Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated May 3, 2007
31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated May 3, 2007
32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated May 3, 2007 (furnished only)