Form 10-Q
period 2007-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2007-08-02
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2007
Class A Common Stock, par value $0.08	34,639,921
Class B Common Stock, par value $0.08	6,312,839

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2007

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$116,662	$145,904
Restricted cash (Note 6)	1,174	4,954
Accounts receivable (net of allowance) (Note 7)	180,059	152,505
Income taxes receivable	4,766	3,053
Program rights, net	62,182	59,645
Other current assets (Note 8)	61,755	47,555
Total current assets	426,598	413,616
Non-current assets
Investments	16,563	19,214
Property, plant and equipment, net (Note 9)	130,181	115,805
Program rights, net	85,715	76,638
Goodwill (Note 4)	922,739	905,580
Broadcast licenses, net (Note 4)	210,881	198,730
Other intangible assets, net (Note 4)	88,464	71,942
Other non-current assets (Note 8)	19,151	17,475
Total non-current assets	1,473,694	1,405,384
Total assets	$1,900,292	$1,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	June 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$141,640	$119,717
Duties and other taxes payable	35,845	31,707
Income taxes payable	13,483	12,434
Credit facilities and obligations under capital leases (Note 11)	12,433	13,057
Dividends payable to minority shareholders in subsidiaries	5,513	-
Deferred consideration – Croatia	-	4,010
Deferred consideration – Ukraine	1,060	200
Deferred tax	4,263	1,836
Total current liabilities	214,237	182,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	5,802	6,359
Senior Notes (Note 5)	533,424	487,291
Income taxes payable	5,072	3,000
Deferred tax	63,292	58,092
Other non-current liabilities	3,885	19,342
Total non-current liabilities	611,475	574,084
Commitments and contingencies (Note 18)
Minority interests in consolidated subsidiaries	21,556	26,189
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2006 – nil)	-	-
34,639,921 shares of Class A Common Stock of $0.08 each (December 31, 2006 – 34,412,138)	2,771	2,753
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2006 – 6,312,839)	505	505
Additional paid-in capital	936,730	931,108
Accumulated deficit	(609)	(31,730)
Accumulated other comprehensive income / (loss)	113,627	133,130
Total shareholders’ equity	1,053,024	1,035,766
Total liabilities and shareholders’ equity	$1,900,292	$1,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net revenues	$216,284	$156,589	$364,196	$276,343
Operating costs	30,944	26,042	56,601	49,014
Cost of programming	82,773	52,850	149,126	101,268
Depreciation of station property, plant and equipment	7,680	6,059	14,579	11,761
Amortization of broadcast licenses and other intangibles (Note 4)	5,165	4,620	10,327	8,952
Cost of revenues	126,562	89,571	230,633	170,995
Station selling, general and administrative expenses	15,699	14,541	31,480	28,707
Corporate operating costs	7,444	7,696	16,248	15,677
Impairment charge	-	748	-	748
Operating income	66,579	44,033	85,835	60,216
Interest income	1,732	1,741	3,146	3,194
Interest expense	(19,438)	(11,337)	(30,834)	(21,855)
Foreign currency exchange loss, net	(2,116)	(20,625)	(5,252)	(31,487)
Change in fair value of derivatives (Note 12)	7,528	(1,876)	12,052	(1,876)
Other (expense) / income	(546)	167	(6,759)	(381)
Income before provision for income taxes, minority interest, equity in loss of unconsolidated affiliates and discontinued operations	53,739	12,103	58,188	7,811
Provision for income taxes	(13,419)	(3,582)	(18,478)	(7,576)
Income before minority interest, equity in loss of unconsolidated affiliates and discontinued operations	40,320	8,521	39,710	235
Minority interest in income of consolidated subsidiaries	(5,730)	(1,276)	(5,370)	(6,717)
Equity in loss of unconsolidated affiliates	-	-	-	(730)
Net income / (loss) from continuing operations	34,590	7,245	34,340	(7,212)
Discontinued operations (Note 17):
Tax on disposal of discontinued operations (Czech Republic)	-	1,277	-	(2,530)
Net income / (loss) from discontinued operations	-	1,277	-	(2,530)
Net income / (loss)	$34,590	$8,522	$34,340	$(9,742)
Currency translation adjustment, net	(13,868)	44,706	(19,503)	77,165
Total comprehensive income	$20,722	$53,228	$14,837	$67,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
PER SHARE DATA (Note 15):
Net income / (loss) per share:
Continuing operations – Basic	$0.84	$0.18	$0.84	$(0.18)
Continuing operations – Diluted	0.83	0.18	0.83	(0.18)
Discontinued operations – Basic	0.00	0.03	0.00	(0.07)
Discontinued operations – Diluted	0.00	0.03	0.00	(0.07)
Net income / (loss) – Basic	0.84	0.21	0.84	(0.25)
Net income / (loss) – Diluted	$0.83	$0.21	$0.83	$(0.25)

Weighted average common shares used in computing per share amounts (000’s):
Basic	40,941	40,597	40,867	39,355
Diluted	41,407	41,186	41,390	39,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48	-	-	-	-	-	(3,219)	-	(3,219)
BALANCE, upon the adoption of FIN 48	34,412,138	$2,753	6,312,839	$505	$931,108	$(34,949)	$133,130	$1,032,547
Stock-based compensation	-	-	-	-	2,910	-	-	2,910
Stock options exercised	227,783	18	-	-	2,712	-	-	2,730
Net income	-	-	-	-	-	34,340	-	34,340
Currency translation adjustment	-	-	-	-	-	-	(19,503)	(19,503)
BALANCE, June 30, 2007	34,639,921	$2,771	6,312,839	$505	$936,730	$(609)	$113,627	$1,053,024

	Class A Common Stock		Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$754,061	$(52,154)	$(24,394)	$680,553
Stock-based compensation	-	-	-	-	1,418	-	-	1,418
Stock options exercised	77,250	7	-	-	1,060	-	-	1,067
Shares issued, net of fees	2,530,000	202	-	-	168,397	-	-	168,599
Conversion of Class B to Class A Common Shares	753,694	61	(753,694)	(61)	-	-	-	-
Net loss	-	-	-	-	-	(9,742)	-	(9,742)
Currency translation adjustment	-	-	-	-	-	-	77,165	77,165
BALANCE, June 30, 2006 as restated (see Note 2)	34,393,938	$2,752	6,212,839	$497	$924,936	$(61,896)	$52,771	$919,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$34,340	$(9,742)
Adjustments to reconcile net income / (loss) to net cash generated from operating activities:
Loss from discontinued operations (Note 17)	-	2,530
Equity in loss of unconsolidated affiliates, net of dividends received	-	730
Depreciation and amortization	110,945	74,429
Impairment charge	-	748
Loss on disposal of fixed asset	-	1,171
Stock-based compensation (Note 14)	2,605	1,418
Minority interest in income of consolidated subsidiaries	5,370	6,717
Change in fair value of derivative instruments	(12,052)	1,876
Foreign currency exchange loss, net	5,252	31,487
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(25,572)	(7,970)
Program rights	(100,593)	(69,836)
Other assets	(8,018)	1,963
Accounts payable and accrued liabilities	5,723	(7,893)
Income taxes payable	(274)	(6,922)
Deferred taxes	(458)	5,352
VAT and other taxes payable	4,333	11,217
Net cash generated from continuing operating activities	21,601	37,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	-	(4,068)
Purchase of property, plant and equipment	(25,469)	(18,461)
Proceeds from disposal of property, plant and equipment	123	19
Investments in subsidiaries and unconsolidated affiliates	(63,017)	(59,308)
Repayment of loans and advances to related parties	250	250
Net cash used in continuing investing activities	(88,113)	(81,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	135,465	34,765
Payment of credit facilities and capital leases	(137,289)	(65,519)
Net proceeds from issuance of Senior Notes	199,400	-
Redemption of Senior Notes	(169,010)	-
Proceeds from issuance of stock options	2,730	1,067
Issuance of shares of Class A Common Stock	-	168,599
Excess tax benefits from share based payment arrangements	305	-
Dividends paid to minority shareholders	(476)	(679)
Net cash received from continuing financing activities	31,125	138,233

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(1,624)	(1,690)
Impact of exchange rate fluctuations on cash	7,769	(4,910)

Net (decrease)/increase in cash and cash equivalents	(29,242)	87,340
CASH AND CASH EQUIVALENTS, beginning of period	145,904	71,658
CASH AND CASH EQUIVALENTS, end of period	$116,662	$158,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At June 30, 2007, we had operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at June 30, 2007 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CME Media Investments, s.r.o.	100.0%	Czech Republic	Subsidiary
VILJA, a.s. (“Vilja”)	100.0%	Czech Republic	Subsidiary
CET 21 spol., s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
ERIKA a.s.	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL a.s.	100.0%	Czech Republic	Subsidiary
NOVA-V.I.P. a.s.	100.0%	Czech Republic	Subsidiary (in liquidation)
HARTIC, a.s.	100.0%	Czech Republic	Subsidiary
Galaxie sport s r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary

Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision SRL (“Media Vision”)	95.0%	Romania	Subsidiary
MPI Romania B.V.	95.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media SRL (“Sport.ro”)	95.0%	Romania	Subsidiary
Media Pro B.V.	10.0%	Netherlands	Cost investment
Media Pro Management S.A.	10.0%	Romania	Cost investment

A.R.J. a.s. (“ARJ”)	100.0%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA spol. s r.o. (“Markiza”)	80.0%	Slovak Republic	Subsidiary
GAMATEX spol. s r.o.	80.0%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M., a.s.	80.0%	Slovak Republic	Subsidiary (in liquidation)

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o	42.0%	Slovenia	Equity-Accounted Affiliate

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

MTC Holding d.o.o.	24.0%	Slovenia	Equity-Accounted Affiliate (in liquidation)

International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
TV Media Planet Ltd.	60.0%	Cyprus	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	18.0%	Ukraine	Consolidated Variable Interest Entity

Ukrainian Media Services LLC	99.0%	Ukraine	Subsidiary
Ukrpromtorg -2003 LLC (“Ukrpromtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate
Tor LLC (“Tor”)	60.4%	Ukraine	Subsidiary
Zhysa LLC (“Zhysa”)	60.4%	Ukraine	Subsidiary

CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary
CME Romania B.V.	100.0%	Netherlands	Subsidiary
CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary

CME SR d.o.o.	100.0%	Serbia	Subsidiary (in liquidation)
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
CME Development Corporation	100.0%	Delaware	Subsidiary

(1)
all subsidiaries have been consolidated in our Consolidated Financial Statements. All equity-accounted affiliates have been accounted for using the equity method. All cost investments have been accounted for using the cost method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Croatia

We own 100.0% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia that expires in April 2010.

Czech Republic

We own 100.0% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) that expires in 2017.

Romania

On May 16, 2007, we acquired an additional 20.0% of Media Vision (a production, dubbing and subtitling company) and subsequently on June 1, 2007, we acquired an additional 5.0% of Pro TV and MPI from companies owned by, or individuals associated with, Adrian Sarbu, the general director of our Romanian operations and our Regional Director of Central and Eastern Europe operations, for aggregate consideration of US$ 51.6 million including acquisition costs. Following these transactions, we have a 95.0% interest in each of Pro TV, MPI and Media Vision.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA and SPORT.RO channels. These licenses expire on various dates between August 2007 and February 2016.

As at June 30, 2007 we held 10.0% in each of Media Pro BV and Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Subsequent to June 30, 2007 our holding now represents 8.7% in these entities due to a capital increase in which we did not participate. Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Adrian Sarbu. Media Pro comprises a number of companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio in Romania.

Slovak Republic

As at June 30, 2007 we owned 80.0% of Markiza, which holds a national terrestrial broadcast license for the Slovak Republic that expires in September 2019. On July 13, 2007, we acquired the remaining 20.0% of Markiza for SKK 1.9 billion (approximately US$ 78.8 million at the date of acquisition). As a result, we own 100.0% of Markiza.

Slovenia

We own 100.0% of Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100.0% voting and economic interest in each of Pop TV, which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network.  All such licenses expire in August 2012.

Ukraine (Studio 1+1)

The Studio 1+1 Group is comprised of several entities in which we hold direct or indirect interests.  We hold a 60.0% ownership and economic interest in each of Innova, IMS and TV Media Planet.  Innova owns 100% of Inter-Media, a Ukrainian company, which in turn holds a 30.0% voting and economic interest in Studio 1+1, holder of the licenses for the STUDIO 1+1 channel.  The license which covers fifteen hours including prime time expires in December 2016.  The second license for the remaining nine hours expires in 2014.

Our indirect ownership interest in Studio 1+1 is only 18.0%.  We entered into an additional agreement on December 30, 2004 with Boris Fuchsmann, Alexander Rodnyansky and Studio 1+1 which re-affirms our entitlement to 60.0% of any distribution from Studio 1+1 to its shareholders until such time as Ukrainian legislation allows us to increase our ownership interest in Studio 1+1 to 60.0%.  Following amendments to the Ukrainian Media Law in March 2006 that permit majority indirect foreign ownership, our partners entered into agreements with us to restructure the ownership of Studio 1+1 in order to permit CME to hold a 60.0% interest in Studio 1+1 (see Note 18).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine (KINO, CITI)

We hold a 65.5% interest in Ukrpromtorg. Ukrpromtorg owns (i) 92.2% of Gravis, which operates the local channels KINO and CITI; (ii) 100.0% of Nart LLC, which holds a satellite broadcasting license; and (iii) 75.0% of TV Stimul LLC, which operates TV STIMUL.  We also own a 60.4% interest in each of Zhysa and Tor, two regional broadcasters. Licenses used for the KINO and CITI channels expire on dates ranging from June 2008 to July 2016.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and six months ended June 30, 2007 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 31, 2006.  Our significant accounting policies have not changed since December 31, 2006, except as noted below.

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
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

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

As a result of the implementation of FIN 48, we recognized a liability of approximately US$ 2.0 million for unrecognized tax benefits, of which US $1.7 million was accounted for as a reduction to retained deficit as at January 1, 2007. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 2.0 million, all of which would reduce the effective tax rate accordingly.

We recognize interest accrued and penalties related to unrecognized tax benefits within the provision for income taxes. As at January 1, 2007, we accrued US $1.8 million in respect of interest and penalties, of which US$1.5 million was accounted for as a reduction to retained deficit.

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
(Tabular amounts in US$ 000’s, except share and per share data)
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

The restatement above had the impact on our previously presented financial information as set out below. All amounts are in US$ 000’s.

	As reported previously	Adjustment	As restated
Balance Sheet (as of June 30, 2006)
Additional paid-in capital at June 30, 2006	$917,755	$7,181	$924,936
Accumulated deficit at June 30, 2006	(54,715)	(7,181)	(61,896)

3.  ACQUISITIONS AND DISPOSALS

Romania

Acquisition of additional interest – Sport.ro

On December 14, 2006 we acquired 20.0% of Sport.ro from Silviu Prigoana for cash consideration of EUR 2.0 million (approximately US$ 2.6 million).  Sport.ro operated a sports-oriented channel focusing on local and international football, international boxing and a number of local Romanian sports.

On February 20, 2007 we acquired control of Sport.ro by acquiring an additional 50.0% interest from Nolsom Limited for cash consideration of EUR 4.2 million (approximately US$ 5.3 million).  We acquired the remaining 30.0% of Sport.ro, also from Nolsom Limited, on March 15, 2007 for cash consideration of EUR 2.5 million (approximately US$ 3.1 million).

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and identified separately identifiable assets.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

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

Acquisition of additional interest – MPI and Pro TV

On May 16, 2007, we acquired an additional 20.0% of Media Vision and subsequently on June 1, 2007 we acquired an additional 5.0% of Pro TV and MPI from companies owned by, or individuals associated with, Adrian Sarbu, for aggregate consideration of US$ 51.6 million including acquisition costs. The purchase price was based upon an independent valuation report.  We now own a 95.0% voting and economic interests in Pro TV, MPI and Media Vision.  We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Intangible assets subject to amortization (1)	$4,517
Intangible assets not subject to amortization (2)	23,597
Goodwill	23,974
Deferred tax liability	(4,498)
Minority interests	4,029
Total purchase price	$51,619

(1) The intangible assets subject to amortization comprise customer relationships, which are being amortized over one to ten years (weighted average: 8.3 years).

(2) Intangible assets not subject to amortization comprise approximately US$ 9.2 million in trademarks and US$ 14.4 million relating to television broadcast licenses.

Mr. Sarbu has the right to sell the remaining shareholding in Pro TV and MPI  that he holds personally to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at June 30, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Croatia

Internet Dnevnik

On June 6, 2007, we purchased 76.0% of Internet Dnevnik d.o.o from Zeljko Anderlon and Dario Markus for cash consideration of EUR 0.5 million (US$ 0.7 million). Internet Dnevnik d.o.o operates the largest blogging website in Croatia, Blog.hr.

Ukraine (KINO, CITI)

Tor and Zhysa

On June 21, 2007, we completed the acquisition of a 60.4% interest in each of Tor and Zhysa from Dertus Finance Group Limited for total consideration of US$ 3.2 million including acquisition costs. Zhysa and Tor are regional broadcasters in Ukraine.

We have initiated a fair value exercise to allocate the purchase price to the acquired assets and liabilities. Upon completion of the fair value exercise, we expect the purchase price allocation to primarily include television broadcasting licenses and goodwill. The final allocation of the purchase price will be subject to adjustment following the completion of the fair value exercise.

4.  GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.  No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at June 30, 2007 and December 31, 2006 is summarized as follows:

	Balance December 31, 2006	Additions	Foreign currency movement	Balance June 30, 2007

Croatia	$-	$712	$-	$712
Czech Republic	823,786	-	(14,804)	808,982
Romania	31,130	26,285	-	57,415
Slovak Republic	25,483	-	1,427	26,910
Slovenia	16,458	-	415	16,873
Ukraine (STUDIO 1+1)	4,096	-	-	4,096
Ukraine (KINO, CITI)	4,627	3,124	-	7,751
Total	$905,580	$30,121	$(12,962)	$922,739

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Broadcast licenses:

The net book value of our broadcast licenses as at June 30, 2007 and December 31, 2006 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2006	$26,344	$172,386	$198,730
Additions	23,421	-	23,421
Amortization	-	(8,446)	(8,446)
Foreign currency movements	132	(2,956)	(2,824)
Balance, June 30, 2007	$49,897	$160,984	$210,881

With the exception of our broadcast licenses in the Czech Republic, Slovak Republic and Ukraine, our broadcast licenses primarily have indefinite lives and are subject to annual impairment reviews.  The licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, between two and ten years. The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years.  The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, thirteen years.

The gross value and accumulated amortization of amortized broadcast licenses was as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Gross value	$198,523	$201,994
Accumulated amortization	(37,539)	(29,608)
Total net book value	$160,984	$172,386

Other intangible assets:

The net book value of our other intangible assets as at June 30, 2007 and December 31, 2006 is summarized as follows:

	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2006	$44,026	$27,213	$703	$71,942
Additions	9,787	8,664	14	18,465
Amortization	(106)	(1,727)	(48)	(1,881)
Foreign currency movements	(241)	127	52	(62)
Balance, June 30, 2007	$53,466	$34,277	$721	$88,464

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Other than the trademark acquired with Sport.ro, which has an economic life of, and is being amortized on a straight line basis over, two years, trademarks have an indefinite life.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The gross value and accumulated amortization of other intangible assets was as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Gross value	$95,359	$76,695
Accumulated amortization	(6,895)	(4,753)
Total net book value	$88,464	$71,942

5.  SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying Value		Fair Value
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006

EUR 245.0 million 8.25% Senior Notes	$330,858	$322,666	$357,326	$353,722
EUR 125.0 million Floating Rate Senior Notes	-	164,625	-	170,181
EUR 150.0 million Floating Rate Senior Notes	202,566	-	202,313	-
	$533,424	$487,291	$559,639	$523,903

On May 5, 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million consisting of EUR 245.0 million of 8.25% Senior Notes due May 2012 (the “Fixed Rate Notes”) and EUR 125.0 million of floating rate Senior Notes due May 2012 (the “2012 Floating Rate Notes”), which bore interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50%.

On May 15, 2007 we redeemed the 2012 Floating Rate Notes. Upon redemption we recorded a loss of US$ 6.9 million within interest expense comprising US$ 3.4 million of redemption premium and US$ 3.5 million to write off unamortized debt costs.

On May 16, 2007 we issued floating rate senior notes due November 2014 (the “2014 Floating Rate Notes”) in the aggregate principal amount of EUR 150.0 million, which bear interest at six-month EURIBOR plus 1.625% (5.80% was applicable at June 30, 2007).

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at June 30, 2007 was calculated by multiplying the outstanding debt by the traded market price.

The Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

In the event that (A) there is a change in control by which (i) any party other than our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the Fixed Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the Fixed Rate Notes plus accrued and unpaid interest to the date of purchase.

The Fixed Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	Fixed Rate Notes Redemption Price

May 15, 2009 to May 14, 2010	104.125%
May 15, 2010 to May 14, 2011	102.063%
May 15, 2011 and thereafter	100.000%

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

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Fixed Rate Notes; but as they are considered clearly and closely related to those notes, they are not accounted for separately.

2014 Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the 2014 Floating Rate Notes as at June 30, 2007 was calculated by multiplying the outstanding debt by the traded market price.

The 2014 Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

In the event that (A) there is a change in control by which (i) any party other than our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2014 Floating Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2014 Floating Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2014 Floating Rate Notes plus accrued and unpaid interest to the date of purchase.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The 2014 Floating Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	2014 Floating Rate Notes Redemption Price

November 15, 2007 to May 14, 2008	102.000%
May 15, 2008 to May 14, 2009	101.000%
May 15, 2009 and thereafter	100.000%

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2014 Floating Rate Notes; but as they are considered clearly and closely related to those notes, they are not accounted for separately.

6.  RESTRICTED CASH

Restricted cash consists of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Croatia	$383	$4,183
Slovenia	743	724
Ukraine (STUDIO 1+1)	48	47
Total restricted cash	$1,174	$4,954

Restricted cash held in escrow in Croatia was paid out to the former owners of our Croatia operations on May 11, 2007.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Trading:
Third-party customers	$187,160	$156,701
Less: allowance for bad debts and credit notes	(12,748)	(11,472)
Related parties	5,114	7,655
Less: allowance for bad debts and credit notes	(134)	(798)
Total trading	$179,392	$152,086

Other:
Third-party customers	$365	$359
Less: allowance for bad debts and credit notes	(105)	(103)
Related parties	468	454
Less: allowance for bad debts and credit notes	(61)	(291)
Total other	$667	$419

Total accounts receivable	$180,059	$152,505

At June 30, 2007, CZK 650 million (approximately US$ 30.6 million) (December 31, 2006: CZK 600.0 million, approximately US$ 28.7 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 11).

8.  OTHER ASSETS

Other current and non-current assets consist of the following at June 30, 2007 and December 31, 2006:
	June 30, 2007	December 31, 2006
Current:
Prepaid programming	$32,531	$23,072
Other prepaid expenses	17,182	13,177
Deferred tax	2,872	2,124
VAT recoverable	2,328	2,562
Loan to related party	600	600
Capitalized debt issuance costs	2,723	2,908
Other	3,519	3,112
Total other current assets	$61,755	$47,555
Non-current:
Capitalized debt costs	$10,765	$11,264
Loan to related party	1,441	1,603
Deferred tax	4,636	3,443
Other	2,309	1,165
Total other non-current assets	$19,151	$17,475

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 and May 2007 (see Note 5) and are being amortized over the term of the Senior Notes.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Land and buildings	$57,958	$56,212
Station machinery, fixtures and equipment	124,354	115,238
Other equipment	23,933	21,980
Software licenses	17,283	15,495
Construction in progress	18,404	4,070
Total cost	241,932	212,995
Less: Accumulated depreciation	(111,751)	(97,190)
Total net book value	$130,181	$115,805

Assets held under capital leases (included above)
Land and buildings	$5,682	$5,541
Station machinery, fixtures and equipment	1,674	2,330
Total cost	7,356	7,871
Less: Accumulated depreciation	(1,533)	(1,877)
Net book value	$5,823	$5,994

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at June 30, 2007 and December 31, 2006:
	June 30, 2007	December 31, 2006

Accounts payable	$27,080	$47,447
Programming liabilities	38,647	32,316
Accrued interest payable	5,149	5,375
Deferred income	20,505	3,212
Accrued staff costs	16,854	12,947
Accrued production costs	7,197	7,435
Accrued legal costs	8,709	3,619
Accrued rent costs	1,339	1,163
Authors’ rights	7,215	943
Onerous contracts	1,804	-
Other accrued liabilities	7,141	5,260
Total accounts payable and accrued liabilities	$141,640	$119,717

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following at June 30, 2007 and December 31, 2006:

		June 30, 2007	December 31, 2006
Credit facilities:
Corporate	(a)	$-	$-
Croatia	(b)	-	847
Czech Republic	(c) – (e)	11,760	11,975
Romania	(f)	40	-
Slovenia	(g)	-	-
Ukraine (KINO, CITI)	(h)	1,705	1,703
Total credit facilities		$13,505	$14,525

Capital leases:
Croatia operations, net of interest		$-	$19
Romania operations, net of interest		430	495
Slovak Republic operations, net of interest		112	154
Slovenia operations, net of interest		4,188	4,223
Total capital leases		$4,730	$4,891

Total credit facilities and capital leases		$18,235	$19,416
Less current maturities		(12,433)	(13,057)
Total non-current maturities		$5,802	$6,359

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 135.1 million) arranged by the European Bank for Reconstruction and Development (the “Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for EUR 50.0 million in aggregate.

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

The Loan is a secured senior obligation and ranks pari passu with all existing and future senior indebtedness, including the Senior Notes, and is effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amount drawn is guaranteed by two subsidiary holding companies and is secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of the Loan restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

There were no drawings under this facility as at June 30, 2007; however, the full amount of EUR 100.0 million was drawn on April 18, 2007 and repaid on June 1, 2007.

Croatia

(b) On March 28, 2007, we repaid EUR 0.6 million (approximately US$ 0.8 million) which  was the total amount outstanding to our Croatia operations under two loan agreements with Hypo Alpe-Adria Bank d.d. Following repayment of this loan, the security held by the bank was released.

Czech Republic

(c) As at June 30, 2007, there were no drawings by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 56.4 million) available until October 31, 2009 with Ceska Sporitelna, a.s. (“CS”).  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS. On July 10, 2007, CZK 860.0 million (approximately US$ 40.4 million) was drawn down under this facility and on July 31, 2007, CZK 260.0 million (approximately US$ 12.7 million) was repaid.

(d) CZK 250.0 million (approximately US$ 11.8 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of April 30, 2008 and bearing interest at the three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at June 30, 2007 was 3.00%). This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.

(e) As at June 30, 2007, there were no drawings under a CZK 300.0 million (approximately US$ 14.1 million) factoring facility with Factoring Ceska Sporitelna, a.s. available until March 31, 2010.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) As at June 30, 2007, an amount of RON 97 thousand (approximately US$ 40 thousand) was outstanding under a loan agreement from one of the founding shareholders of Sport.ro. The loan is interest free and is repayable in equal monthly instalments by August 31, 2007.

Slovenia

(g) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 50.6 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at June 30, 2007, EUR 33.8 million (approximately US$ 45.6 million) was available for drawing under this revolving facility and there were no drawings outstanding.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine (KINO, CITI)

(h) Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at June 30, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Total Group

At June 30, 2007, the maturity of our debt (including our Senior Notes) is as follows:

2007	$11,805
2008	-
2009	1,700
2010	-
2011	-
2012 and thereafter	533,424
Total	$546,929

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at June 30, 2007:

2007	$464
2008	1,190
2009	726
2010	620
2011	620
2012 and thereafter	3,024
$6,644
Less: amount representing interest	(1,914)
Present value of net minimum lease payments	$4,730

12.  FINANCIAL INSTRUMENTS

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 503.3 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 507.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at June 30, 2007 was a US$ 0.5 million liability.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

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

13.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at June 30, 2007 and December 31, 2006.  None were issued and outstanding as at June 30, 2007 and December 31, 2006.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at June 30, 2007 and December 31, 2006.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights.  The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share.  Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Stock-based compensation charged under SFAS 123(R)	$1,343	$730	$2,605	$1,418

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2007 Option Grants

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grant of options to executives to purchase 12,500 shares of our Class A Common Stock, with a vesting period of four years and a contractual life of ten years, on April 2, 2007.

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grant of options to non-executive directors to purchase 35,000 shares of our Class A Common Stock and 5,000 shares of our Class B Common Stock with a vesting period of one year and a contractual life of five years on June 5, 2007.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The exercise price of the granted options ranges from US$ 87.91 to US$ 94.28 per share.  The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Dividend yield (%)	Weighted-average fair value ($/share)

April 2, 2007	12,500	4.57%	6.25	41.29%	0%	$42.25
June 5, 2007 (Class A)	35,000	4.92%	3.00	32.38%	0%	$25.19
June 5, 2007 (Class B)	5,000	4.92%	3.00	32.38%	0%	$23.35

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and its peers for the preceding 6.25 or 3.00-year period.  We consider this basis to represent the best indicator of expected volatility over the life of the option.  The expected dividend yield for these grants was assumed to be 0%.  The weighted average fair value of all the grants made in the three months and six months ended June 30, 2007 was US$ 29.08 per option.  In accordance with SFAS 123(R), the fair value of the option grants made in the six months ended June 30, 2007 less expected forfeitures of US$ 1.5 million is being recognized as an expense in the consolidated statement of operations over the requisite service period of the award.

A summary of option activity for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,288,575	$35.51	7.45	$44,443
Granted	52,500	89.77
Exercised	(227,783)	11.99
Forfeited	(18,125)	46.76
Outstanding at June 30, 2007	1,095,167	$42.82	7.14	$59,974
Vested or expected to vest at June 30, 2007	1,022,652	42.09	7.07	56,747
Exercisable at June 30, 2007	467,792	$23.71	6.45	$34,557

The exercise of stock options is expected to generate a net operating loss carryforward in our Delaware subsidiary of US$ 12.2 million. No tax benefit has been recognized in respect of this loss, which will be recorded as an addition to additional paid-in capital when it reduces income tax payable.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2007 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options as of June 30, 2007.  This amount changes based on the fair value of our Common Stock.  The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, respectively, was US$ 15.6 million and US$ 4.0 million, respectively.  As of June 30, 2007, there was US$ 10.5 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.9 years.  Proceeds received from the exercise of stock options was US$ 2.7 million and US$ 1.1 million for the six months ended June 30, 2007 and 2006, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net income / (loss) available for common shareholders	$34,590	$8,522	$34,340	$(9,742)

Weighted average outstanding shares of common stock (000’s)	40,941	40,597	40,867	39,355
Dilutive effect of employee stock options (000’s)	466	589	523	-
Common stock and common stock equivalents (000’s)	41,407	41,186	41,390	39,355

Net income / (loss) per share:
Basic	$0.84	$0.21	$0.84	$(0.25)
Diluted	$0.83	$0.21	$0.83	$(0.25)

At June 30, 2007 228,500 (2006: 327,000) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the three and six months ended June 30, 2007 and 2006 for condensed consolidated statement of operations data and as at June 30, 2007 and December 31, 2006 for condensed consolidated balance sheet data:

	For the Three Months Ended June 30,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$10,414	$5,647	$(2,167)	$(2,639)
Czech Republic (TV NOVA, GALAXIE SPORT)	80,544	56,312	47,595	29,509
Romania (2)	52,224	37,769	22,530	16,424
Slovak Republic (MARKIZA TV)	29,652	20,046	11,712	7,827
Slovenia (POP TV, KANAL A)	20,095	15,555	8,388	6,430
Ukraine (STUDIO 1+1)	22,701	21,062	565	6,037
Ukraine (KINO, CITI)	654	198	(1,755)	(432)
Total segment data	$216,284	$156,589	$86,868	$63,156

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest and discontinued operations	$216,284	$156,589	$53,739	$12,103
Corporate operating costs	-	-	7,444	7,696
Depreciation of station property, plant and equipment	-	-	7,680	6,059
Amortization of broadcast licenses and other intangibles	-	-	5,165	4,620
Impairment charge	-	-	-	748
Interest income	-	-	(1,732)	(1,741)
Interest expense	-	-	19,438	11,337
Foreign currency exchange loss, net	-	-	2,116	20,625
Change in fair value of derivatives	-	-	(7,528)	1,876
Other income	-	-	546	(167)
Total segment data	$216,284	$156,589	$86,868	$63,156

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$17,646	$9,457	$(6,819)	$(7,081)
Czech Republic (TV NOVA, GALAXIE SPORT)	132,063	96,861	73,262	42,335
Romania (2)	91,566	67,640	37,666	28,037
Slovak Republic (MARKIZA TV)	48,329	31,252	17,468	6,850
Slovenia (POP TV, KANAL A)	32,764	25,782	11,389	9,463
Ukraine (STUDIO 1+1)	40,776	46,540	(1,805)	17,024
Ukraine (KINO, CITI) (3)	1,052	572	(4,172)	(557)
Total segment data	$364,196	$278,104	$126,989	$96,071

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$364,196	$276,343	$58,188	$7,811
Corporate operating costs	-	-	16,248	15,677
Depreciation of station property, plant and equipment	-	-	14,579	11,761
Amortization of broadcast licenses and other intangibles	-	-	10,327	8,952
Impairment charge	-	-	-	748
Unconsolidated equity affiliates (4)	-	1,761	-	(1,283)
Interest income	-	-	(3,146)	(3,194)
Interest expense	-	-	30,834	21,855
Foreign currency exchange loss, net	-	-	5,252	31,487
Change in fair value of derivatives	-	-	(12,052)	1,876
Other expense	-	-	6,759	381
Total segment data	$364,196	$278,104	$126,989	$96,071

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.
(3) We acquired our Ukraine (KINO, CITI) operations in January 2006.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:
Croatia	$947	$902	$1,732	$1,431
Czech Republic	6,689	5,883	13,150	11,408
Romania	2,180	1,137	3,927	2,364
Slovak Republic	947	877	2,134	2,348
Slovenia	1,110	810	2,096	1,540
Ukraine (STUDIO 1+1)	799	929	1,544	1,501
Ukraine (KINO, CITI)	173	141	323	298
Total	$12,845	$10,679	$24,906	$20,890

Reconciliation to condensed consolidated statement of operations:

Unconsolidated equity affiliates	-	-	-	(177)
Total consolidated depreciation and amortization	$12,845	$10,679	$24,906	$20,713
Represented as follows:
Depreciation of station property, plant & equipment	7,680	6,059	14,579	11,761
Amortization of broadcast licenses and other intangibles	5,165	4,620	10,327	8,952

Total assets (1):	June 30, 2007	December 31, 2006

Croatia	$34,859	$30,394
Czech Republic	1,205,154	1,200,894
Romania	302,436	206,850
Slovak Republic	110,576	86,872
Slovenia	75,858	67,919
Ukraine (STUDIO 1+1)	80,287	75,020
Ukraine (KINO, CITI)	14,756	13,293
Total segment assets	$1,823,926	$1,681,242

Reconciliation to condensed consolidated balance sheets:
Corporate	76,366	137,758
Total assets	$1,900,292	$1,819,000

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets (1):	June 30, 2007	December 31, 2006

Croatia	$8,040	$6,804
Czech Republic	36,687	28,002
Romania	34,906	32,312
Slovak Republic	20,374	19,498
Slovenia	16,904	15,595
Ukraine (STUDIO 1+1)	7,569	7,965
Ukraine (KINO, CITI)	4,082	3,674
Total long-lived assets	$128,562	$113,850

Reconciliation to condensed consolidated balance sheets:
Corporate	1,619	1,955
Total long-lived assets	$130,181	$115,805

(1) Reflects property, plant and equipment

We do not rely on any single major customer or group of major customers.  No customer accounts for more than 10% of revenue.

17.  DISCONTINUED OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Tax on disposal of discontinued operations	-	1,277	-	(2,530)
Net income / (loss) from discontinued operations	$-	$1,277	$-	$(2,530)

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

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009.  As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities, we have provided for the shortfall.  In our condensed consolidated statement of operations, we recognized a charge of US$ nil (credit of US$ 1.3 million for the three months ended June 30, 2006), and a charge of US$ nil (charge of US$ 2.5 million for the six months ended June 30, 2006) through discontinued operations for the three months and six months ended June 30, 2007, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
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

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a) Station Programming Rights Agreements

At June 30, 2007 we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

June 30, 2007

Croatia	$2,771
Czech Republic	48,033
Romania	23,244
Slovak Republic	16,717
Slovenia	6,914
Ukraine (STUDIO 1+1)	18,792
Ukraine (KINO, CITI)	843
Total	$117,314

Of the amount shown in the table above, US$ 109.2 million is payable within one year.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

b) Operating Lease Commitments

For the six months ended June 30, 2007 and 2006 we incurred aggregate rent on all facilities of US$ 6.0 million and US$ 5.3 million, respectively.  Future minimum operating lease payments at June 30, 2007 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

June 30, 2007

2007	$1,673
2008	1,911
2009	1,169
2010	834
2011	428
2012 and thereafter	-
Total	$6,015

c) Acquisition of Minority Shareholdings in Romania

Mr. Sarbu has the right to sell the remaining shareholding in Pro TV and MPI  that he holds personally to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at June 30, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

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

As at June 30, 2007 we provided US$ 3.9 million (US$ 2.5 million in non-current liabilities and US$ 1.4 million in current liabilities) and as at December 31, 2006 we provided US$ 5.5 million (US$ 3.0 million in non-current liabilities and US$ 2.5 million in current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 11.7 million) with Ceska Sporitelna, a.s.  This facility is secured by a pledge of receivables under the factoring agreement with Factoring Ceska Sporitelna.

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

Croatia

Global Communications Disputes

On October 29, 2004, Operativna Kompanija d.o.o. (“OK”), our former operating company in Croatia, filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.8 million) in damages.  Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK.  Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”).  Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia).  On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided.  Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia.  In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered.  OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed.  Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 12.5 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error.  Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim.  Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied.  The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense.  We have also appealed this decision. We have accrued for the amounts we expect to be ultimately payable as a result of having commenced settlement negotiations with Global Communications. Any such settlement would also include a settlement of the former shareholder dispute described below.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party.  Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit).  Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 108.2 million). The first hearing has been scheduled for September 24, 2007.

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

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK.  Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006.  On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. Our appeal against this decision was denied on May 8, 2007. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we have commenced settlement negotiations with the former shareholders of OK.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V.  In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately EUR 0.1 million (approximately US$ 0.1 million)) plus accrued interest.  On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.1 million) plus interest as well as costs.  On September 24, 2004, MMTV filed an appeal against the judgment.  On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings A hearing has been scheduled for September 4, 2007.  We do not believe that Mrs. Meglic will prevail and will continue to defend the claim.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 13, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev.  Our Ukrainian affiliate Intermedia was joined in the proceedings as a “third party”.  Igor Kolomoisky was attempting to enforce what he alleges was a binding oral agreement with Alexander Rodnyansky to purchase the latter’s 70.0% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Igor Kolomoisky on receipt of a prepayment of US$ 2.0 million.  The lawsuit arose from abortive negotiations among Igor Kolomoisky, Alexander Rodnyansky and Boris Fuchsmann for the acquisition by Igor Kolomoisky of the totality of interests in the Studio 1+1 Group held by Alexander Rodnyansky and Boris Fuchsmann, subject to Igor Kolomoisky assuming all of their obligations under our existing partnership arrangements.  On August 16, 2006, the district court in Kiev ruled in favor of Igor Kolomoisky and found that he is entitled to the 70% interest in Studio 1+1 held by Alexander Rodnyansky. Our Ukrainian affiliate Intermedia and Alexander Rodnyansky filed appeals against this decision.

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

On April 4, 2007 the Supreme Court of Ukraine agreed to hear an extraordinary appeal from Igor Kolomoisky against the decision made on February 28, 2007 and the decision of the Court of Appeals of the city of Kiev made on October 31, 2006.  At a hearing on May 25, 2007, the Supreme Court denied this extraordinary appeal.  As a result of this decision, Igor Kolomoisky has no further rights to pursue this claim against Rodnyansky in the Ukrainian courts on the same grounds.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine.  Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%.  On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters.  This amended Ukraine Media Law came into force in March 2006.  Our partners have acknowledged an obligation to restructure upon the entry into force of these amendments. Our partners have entered into certain agreements to implement the restructuring of the Ukrainian operations of the Studio 1+1 Group.  Following the completion of the transactions reflected in these agreements and the registration of the charter of Studio 1+1 amended to reflect the new ownership of Studio 1+1, our ownership interest in Studio 1+1 (direct and indirect) will be 60%. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

Ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 has been initiated by third parties who are not direct parties in interest to legal proceedings initiated by Igor Kolomoisky against Alexander Rodnyansky.  The state registrar in the district administration in Kiev where charters are registered has declined to register amendments to the charter of Studio 1+1, including in respect of the restructured ownership agreed with our partners (see Part 1, Item 1, Note 1, Ukraine (Studio 1+1)) on the basis of injunctions that have been lodged by such third parties.  We do not believe that there is any legal basis for permitting such injunctions to be enforced or for refusing to register the amended charter of Studio 1+1 and have initiated a lawsuit against the district administration in Kiev to compel it to register the amendments to the Studio 1+1 charter.  A hearing in this matter is scheduled for August 2, 2007.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
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

Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime expires in August 2014.  Licenses used for the KINO and CITI channels expire on dates ranging from June 2008 to July 2016.

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

19.  SUBSEQUENT EVENTS

On July 13, 2007, we acquired 100.0% of Media Invest s.r.o. from our Slovak partner Jan Kovacik for aggregate consideration of SKK 1.9 billion (approximately US$ 78.8 million at the date of acquisition). Media Invest has a 20.0% voting and economic interest in Markiza. As a result of this transaction, we now own 100.0% of Markiza.

Index

Item2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements
II.	Executive Summary
III.	Analysis of Segment Results
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates

I. Forward-looking Statements

This report contains forward-looking statements, including the impact of the competitive market dynamics and political environment in Ukraine, the impact of legal proceedings in Croatia and Ukraine, the results of additional investment in Croatia and Ukraine, the implementation of an advertising sales strategy in the Czech Republic and cost reductions in the Czech and Slovak Republics, our ability to develop and implement multi-channel strategies generally, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations, the growth potential of advertising spending in our markets, and other business strategies and commitments.  For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated.  Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements.  Important factors that contribute to such risks include, but are not limited to, the general regulatory environments where we operate and application of relevant laws and regulations, the renewals of broadcasting licenses, our ability to implement strategies regarding sales and multi-channel distribution, the rate of development of advertising markets in countries where we operate, our ability to acquire necessary programming and the ability to attract audiences, our ability to obtain additional frequencies and licenses, and general market and political and economic conditions in these countries as well as in the United States and Western Europe.

The following discussion should be read in conjunction with the section entitled "Risk Factors" in Part II, Item 1A, in addition to our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$216,284	$156,589	$59,695
Operating income	66,579	44,033	22,546
Net income from continuing operations	34,590	7,245	27,345
Net income	$34,590	$8,522	$26,068

Index

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$364,196	$276,343	$87,853
Operating income	85,835	60,216	25,619
Net income / (loss) from continuing operations	34,340	(7,212)	41,552
Net income / (loss)	$34,340	$(9,742)	$44,082

The principal events for the three months ended June 30, 2007 are as follows:

•
In the three months ended June 30, 2007, we reported growth in Segment Net Revenues of 38% and Segment EBITDA of 38% compared to the three months ended June 30, 2006, delivering a Segment EBITDA margin of 40%, in line with that reported in the three months ended June 30, 2006 (Segment EBITDA is defined and reconciled to our consolidated results in Item 1, Note 16).

•
Other than our operations in Ukraine, each of our stations reported revenue growth in excess of 25% compared to the three months ended June 30, 2006, with particularly strong growth reported in Croatia and the Slovak Republic. Our operations in Ukraine experienced a slight increase in Segment Net Revenues but a significant decline in Segment EBITDA as we were required to increase our investment in programming in the face of increased competition and poor ratings performance.

•	On May 15, 2007 we redeemed our EUR 125.0 million floating rate Senior Notes, bearing interest at six-month EURIBOR plus 5.50%.

•	On May 16, 2007 we issued EUR 150.0 million of floating rate Senior Notes, bearing interest at six-month EURIBOR plus 1.625%.

•	On June 1, 2007, we completed the acquisition of an additional 5% interest in Pro TV and MPI and now own a 95.0% interest in our Romania operations.

•	On June 25, 2007, our shares of Class A Common Stock were included within the broad-market Russell 3000 Index, the large-cap stocks Russell 1000 Index and the Russell Global Index.

Events that occurred subsequent to June 30, 2007 have been as follows:

•	On July 13, 2007, we acquired an additional 20.0% interest in Markiza and now own 100.0% of our Slovak Republic operations.

Future Developments

As our markets mature, we anticipate more intense competition for audience share and advertising spending from other incumbent terrestrial broadcasters and, to a lesser extent, from local cable and satellite broadcasters.  We believe we are in a solid position to manage increased competition.  In the near term we intend to continue to pursue further improvements in the performance of our existing operations in order to maximize the potential for organic growth. In Croatia, we believe that our strategy and investments are beginning to bring consistent positive results, which has created a solid foundation for Nova TV (Croatia) to reach break even before the end of 2008.  In Ukraine, we anticipate that political advertising in advance of parliamentary elections in September and increased television advertising spending that is expected to follow greater political certainty after the elections will facilitate an improvement in the results of Studio 1+1.

Index

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

In particular, we are planning the following during the remainder of 2007:

•	Continuing to improve the effectiveness of our operations in the Czech Republic and the Slovak Republic.

•
Additional investment in Russian series and local programming for STUDIO 1+1, which have driven ratings historically, and continuing the development of our Ukraine channels KINO and CITI which were launched in 2006.

•	Further development of our non-broadcast activities, particularly in new media, which is being coordinated across our markets.

•	Acquisition of additional shares in our operations in Ukraine if the opportunity arises; and

•	Continuing to invest in the development of our Croatia operations.

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

Index

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

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated results for the three and six months ended June 30, 2007 and 2006 see Part I, Item 1, Note 16.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

Index

SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	(1)	2006	(1)
Segment Net Revenue
Croatia (NOVA TV)	$10,414	5%	$5,647	4%
Czech Republic (TV NOVA, GALAXIE SPORT)	80,544	37%	56,312	36%
Romania (2)	52,224	24%	37,769	24%
Slovak Republic (MARKIZA TV)	29,652	14%	20,046	13%
Slovenia (POP TV, KANAL A)	20,095	9%	15,555	10%
Ukraine (STUDIO 1+1)	22,701	11%	21,062	13%
Ukraine (KINO, CITI)	654	-	198	-
Total Segment Net Revenues	$216,284	100%	$156,589	100%

Represented by:
Broadcast operations	$214,987	99%	$155,902	100%
Non-broadcast operations	1,297	1%	687	-
Total Segment Revenues	$216,284	100%	$156,589	100%

Segment EBITDA
Croatia (NOVA TV)	$(2,167)	(2)%	$(2,639)	(4)%
Czech Republic (TV NOVA, GALAXIE SPORT)	47,595	55%	29,509	47%
Romania (2)	22,530	26%	16,424	26%
Slovak Republic (MARKIZA TV)	11,712	13%	7,827	12%
Slovenia (POP TV, KANAL A)	8,388	9%	6,430	10%
Ukraine (STUDIO 1+1)	565	1%	6,037	10%
Ukraine (KINO, CITI)	(1,755)	(2)%	(432)	(1)%
Total Segment EBITDA	$86,868	100%	$63,156	100%

Represented by:
Broadcast operations	$87,175	100%	$62,970	100%
Non-broadcast operations	(307)	-	186	-
Total Segment EBITDA	$86,868	100%	$63,156	100%

Segment EBITDA Margin (3)	40%		40%

(1) Percentage of Total Segment Net Revenues and Total Segment EBITDA.
(2) Romania networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.
(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Index

SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	(1)	2006	(1)
Segment Net Revenue
Croatia (NOVA TV)	$17,646	5%	$9,457	4%
Czech Republic (TV NOVA)	132,063	37%	96,861	35%
Romania (2)	91,566	25%	67,640	24%
Slovak Republic (MARKIZA TV) (3)	48,329	13%	31,252	11%
Slovenia (POP TV, KANAL A)	32,764	9%	25,782	9%
Ukraine (STUDIO 1+1)	40,776	11%	46,540	17%
Ukraine (KINO, CITI) (4)	1,052	-	572	-
Total Segment Net Revenues	$364,196	100%	$278,104	100%

Represented by:
Broadcast operations	$362,409	100%	$276,975	100%
Non-broadcast operations	1,787	-	1,129	-
Total Segment Revenues	$364,196	100%	$278,104	100%

Segment EBITDA
Croatia (NOVA TV)	$(6,819)	(5)%	$(7,081)	(7)%
Czech Republic (TV NOVA)	73,262	58%	42,335	44%
Romania (2)	37,666	29%	28,037	29%
Slovak Republic (MARKIZA TV) (3)	17,468	13%	6,850	7%
Slovenia (POP TV, KANAL A)	11,389	9%	9,463	10%
Ukraine (STUDIO 1+1)	(1,805)	(1)%	17,024	18%
Ukraine (KINO, CITI) (4)	(4,172)	(3)%	(557)	(1)%
Total Segment EBITDA	$126,989	100%	$96,071	100%

Represented by:
Broadcast operations	$127,889	101%	$95,916	100%
Non-broadcast operations	(900)	(1)%	155	-
Total Segment EBITDA	$126,989	100%	$96,071	100%

Segment EBITDA Margin (5)	35%		35%

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

Rate-card pricing: Advertising priced on a rate-card basis is applied to advertisements scheduled at a specific time.  Consistent with industry practice, we provide an incentive rebate on rate-card prices to a number of advertising agencies and their clients.  We recognize our advertising revenue net of rebates at the time the relevant advertisement is broadcast.

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

Our goal is to increase revenues from advertising in local currency year-on-year in every market through disciplined management of our advertising inventory.  In any given period, revenue changes can be attributable to combinations of price fluctuations, different inventory sales, seasonal or time-of-day incentives, target-audience delivery of specific campaigns, introductory pricing for new clients or audience movements based on our competitors’ program schedule.

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

(A) CROATIA

Market Background:  We estimate that the television advertising market in Croatia experienced local currency growth of approximately 2% - 5% in 2006 and expect it to show low single digit growth during 2007.

In the six months ended June 30, 2007, national all day audience share for NOVA TV (Croatia) grew to 18.1% compared to 13.7% in the six months ended June 30, 2006.  The major competitors are the two state-owned channels HRT1 and HRT2, with national all day audience shares for the six months ended June 30, 2007 of 27.0% and 17.4%, respectively, and privately owned broadcaster RTL with 28.0%.

Index

Prime time audience share for NOVA TV (Croatia), which is our principal focus, grew from 15.5% in the six months ended June 30, 2006 to 19.2% in the six months ended June 30, 2007.  Our average prime time ratings increased from 6.9% to 7.3% over comparable periods, while prime time ratings for the whole market decreased from 45.9% in the six months ended June 30, 2006, when viewership increased during the Winter Olympics and the Soccer World Cup, to 37.8% in the six months ended June 30, 2007.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$8,482	$4,698	$3,784
Non-spot revenues	1,932	949	983
Segment Net Revenues	$10,414	$5,647	$4,767

Represented by:
Broadcast operations	$10,389	$5,647	$4,742
Non-broadcast operations	25	-	25
Segment Net Revenues	$10,414	$5,647	$4,767

Segment EBITDA	$(2,167)	$(2,639)	$472

Represented by:
Broadcast operations	$(2,144)	$(2,639)	$495
Non-broadcast operations	(23)	-	(23)
Segment EBITDA	$(2,167)	$(2,639)	$472

Segment EBITDA Margin	(21)%	(47)%	26%

•
Segment Net Revenues for the three months ended June 30, 2007 increased by US$ 4.8 million, or 84%, compared to the three months ended June 30, 2006.  In local currency, Segment Net Revenues increased by 73%.  Spot revenues increased by US$ 3.8 million, or 81%, as a result of a significant increase in the volume of GRPs sold.  Non-spot revenues increased by US$ 1.0 million, or 104%, as a result of increased levels of sponsorship.

•
Segment EBITDA for the three months ended June 30, 2007 was a loss of US$ 2.2 million compared to a loss of US$ 2.6 million in the three months ended June 30, 2006, an improvement of 18%.  In local currency, Segment EBITDA improved by 20%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2007 increased by US$ 4.3 million, or 52%, compared to the three months ended June 30, 2006.  Cost of programming increased by US$ 4.0 million, or 94%, due to increased investment in local productions and syndicated programming to continue to grow ratings.  Other operating costs decreased by US$ 0.5 million, or 15%, primarily due to lower salary and wage costs, partially offset by higher transmission costs as a result of increased transmitter coverage and also higher music rights costs.  Selling, general and administrative expenses increased by US$ 0.8 million, or 62%.

Index

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$13,503	$7,751	$5,752
Non-spot revenues	4,143	1,706	2,437
Segment Net Revenues	$17,646	$9,457	$8,189

Represented by:
Broadcast operations	$17,616	$9,457	$8,159
Non-broadcast operations	30	-	30
Segment Net Revenues	$17,646	$9,457	$8,189

Segment EBITDA	$(6,819)	$(7,081)	$262

Represented by:
Broadcast operations	$(6,767)	$(7,081)	$314
Non-broadcast operations	(52)	-	(52)
Segment EBITDA	$(6,819)	$(7,081)	$262

Segment EBITDA Margin	(39)%	(75)%	36%

•
Segment Net Revenues for the six months ended June 30, 2007 increased by US$ 8.2 million, or 87%, compared to the six months ended June 30, 2006.  In local currency, Segment Net Revenues increased by 73%.  Spot revenues increased by US$ 5.8 million, or 74%, as a result of a significant increase in the volume of GRPs sold, augmented by increased prices.  Non-spot revenues increased by US$ 2.4 million, or 143%, as a result of increased levels of sponsorship.

•
Segment EBITDA for the six months ended June 30, 2007 was a loss of US$ 6.8 million compared to a loss of US$ 7.1 million in the six months ended June 30, 2006, an improvement of 4%.  In local currency, Segment EBITDA improved by 10%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2007 increased by US$ 7.9 million, or 48%, compared to the six months ended June 30, 2006.  Cost of programming increased by US$ 7.8 million, or 93%, due to increased investment in local productions and syndicated programming.  Other operating costs decreased by US$ 0.8 million, or 14%, primarily due to lower salary and wage costs, partially offset by higher transmission costs as a result of increased transmitter coverage and also higher music rights costs.  Selling, general and administrative expenses increased by US$ 0.9 million, or 34%.

(B) CZECH REPUBLIC

Market Background:  We estimate that the television advertising market in the Czech Republic remained stable in local currency during 2006.  We expect the television advertising market to show high single digit growth in 2007.  State television has reduced the amount of airtime that can be devoted to commercial advertising to 0.5% in 2007.

The national all day audience share of our channel, TV NOVA (Czech Republic), for the six months ended June 30, 2007 was 40.6% compared to 41.7% for the six months ended June 30, 2006.  The major competitors are the two state-owned channels CT1 and CT2, with national all day audience

Index

shares for the six months ended June 30, 2007 of 22.2% and 8.3% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 19.9%.

Prime time audience share grew from 43.2% in the six months ended June 30, 2006 to 44.7% in the six months ended June 30, 2007.  Our average prime time ratings decreased from 17.8% to 17.0% over comparable periods, while prime time ratings for the whole market decreased from 41.1% in the six months ended June 30, 2006 to 38.0% in the six months ended June 30, 2007, reflecting the extremely warm weather enjoyed by much of Europe in 2007.

During the first quarter of 2006, we announced a new advertising sales strategy based on our belief that growth in the television advertising market in the Czech Republic has been impeded over the past several years due to broadcasters focusing on obtaining an increased share of revenues committed to television advertising rather than fostering market growth by focusing on maximizing value received from the sale of GRPs.  The focus of the TV Nova (Czech Republic) group is now on the development of advertising revenues over the medium term by supporting and then capturing market growth through a more sophisticated pricing policy.  In conjunction with this advertising strategy, the TV Nova (Czech Republic) group initiated a series of measures to reduce the costs of its operations, including the cancellation of poorly performing formats and reductions in operational costs.  Our results in the first half of 2007 reflect the success of these initiatives to date.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$74,048	$49,390	$24,658
Non-spot revenues	6,496	6,922	(426)
Segment Net Revenues	$80,544	$56,312	$24,232

Represented by:
Broadcast operations	$80,489	$56,092	$24,397
Non-broadcast operations	55	220	(165)
Segment Net Revenues	$80,544	$56,312	$24,232

Segment EBITDA	$47,595	$29,509	$18,086

Represented by:
Broadcast operations	$47,822	$29,463	$18,359
Non-broadcast operations	(227)	46	(273)
Segment EBITDA	$47,595	$29,509	$18,086

Segment EBITDA Margin	59%	52%	7%

•
Segment Net Revenues for the three months ended June 30, 2007 increased by US$ 24.2 million, or 43%, compared to the three months ended June 30, 2006.  In local currency, Segment Net Revenues increased by 33%.  Spot revenues increased by US$ 24.7 million, or 50%, primarily due to an increase in the volume of GRPs sold as advertisers have shifted expenditure to our channel from our competitors, as well as increased average revenue per rating point sold. Non-spot revenue decreased by US$ 0.4 million, or 6%, primarily due to a reduction in the number of shows generating voting revenue in the three months ended June 30, 2007 compared to those programs broadcast in the three months ended June 30, 2006 and also a reduction in votes in the shows that were broadcast.

Index

•
Segment EBITDA for the three months ended June 30, 2007 increased by US$ 18.1 million, or 61%, compared to the three months ended June 30, 2006, resulting in an EBITDA margin of 59% compared to 52% in the three months ended June 30, 2006.  In local currency, Segment EBITDA increased by 48%.  Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2007 increased by US$ 6.1 million, or 23%, compared to the three months ended June 30, 2006.  Cost of programming increased by US$ 2.3 million, or 15%, primarily due to increased investment in local productions.  Other operating costs increased by US$ 3.3 million, or 49%, primarily due to increased accruals for performance-related bonus payments.  Selling, general and administrative expenses increased by US$ 0.5 million, or 12%, primarily due to increased marketing and research costs.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006
	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$120,712	$82,833	$37,879
Non-spot revenues	11,351	14,028	(2,677)
Segment Net Revenues	$132,063	$96,861	$35,202

Represented by:
Broadcast operations	$131,969	$96,494	$35,475
Non-broadcast operations	94	367	(273)
Segment Net Revenues	$132,063	$96,861	$35,202

Segment EBITDA	$73,262	$42,335	$30,927

Represented by:
Broadcast operations	$73,759	$42,319	$31,440
Non-broadcast operations	(497)	16	(513)
Segment EBITDA	$73,262	$42,335	$30,927

Segment EBITDA Margin	55%	44%	11%

•
Segment Net Revenues for the six months ended June 30, 2007 increased by US$ 35.2 million, or 36%, compared to the six months ended June 30, 2006.  In local currency, Segment Net Revenues increased by 25%.  Spot revenues increased by US$ 37.9 million, or 46%, primarily due to an increase in the volume of GRPs sold, as well as increased average revenue per rating point sold. Non-spot revenue decreased by US$ 2.7 million, or 19%, primarily due to a reduction in the number of shows generating voting revenue in the six months ended June 30, 2007 compared to those programs broadcast in the six months ended June 30, 2006 and also a reduction in votes in the shows that were broadcast.

•
Segment EBITDA for the six months ended June 30, 2007 increased by US$ 30.9 million, or 73%, compared to the six months ended June 30, 2006, resulting in an EBITDA margin of 55% compared to 44% in the six months ended June 30, 2006.  In local currency, Segment EBITDA increased by 58%.  Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2007 increased by US$ 4.2 million, or 8%, compared to the six months ended June 30, 2006.  Cost of programming was in line with the six months ended June 30, 2006 as we focused on improving operational efficiency.  Other operating costs increased by US$ 4.2 million, or 33%, primarily due to increased accruals for performance-related bonus payments.  Selling, general and administrative expenses were in line with the six months ended June 30, 2006 primarily due to increased accruals for performance-related bonus payments.  Selling, general and administrative expenses were in line with the six months ended June 30, 2006.

Index

(C) ROMANIA

Market Background:  We estimate that the television advertising market grew by approximately 32% - 37% in US dollars during 2006.  We expect the television advertising market to show continued growth in the range of 25% to 30% in 2007.

The combined national all day audience share of PRO TV, ACASA and PRO CINEMA for the six months ended June 30, 2007 was 22.1% compared to 25.0% for the six months ended June 30, 2006.  On March 1, 2007 we acquired the license to broadcast SPORT.RO which had an all day audience share of 1.9% in the six months ended June 30, 2007. We re-branded the channel SPORT.RO and re-launched it under its new name during April 2007.  The major competitors are the two state-owned channels TVR1 and TVR2, with national all day audience shares for the six months ended June 30, 2007 of 13.5% and 4.8%, respectively, and privately owned broadcaster Antena 1 with 12.7%.

Prime time audience share for PRO TV, ACASA and PRO CINEMA decreased from 27.0% in the six months ended June 30, 2006 to 23.1% in the six months ended June 30, 2007.  ACASA suffered a decline in share, as the popularity of our successful telenovellas has diminished following the decision by other competing stations to produce similar programs, while an increase in share for PRO CINEMA was offset by an equivalent decrease in PRO TV.  Our average prime time ratings decreased from 11.3% to 8.7% over comparable periods, while prime time ratings for the whole market decreased from 41.6% in the six months ended June 30, 2006 to 37.6% in the six months ended June 30, 2007, reflecting the unusually warm weather conditions as well as the increased popularity of other forms of entertainment as consumer electronic products decine in price.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$49,069	$35,735	$13,334
Non-spot revenues	3,155	2,034	1,121
Segment Net Revenues	$52,224	$37,769	$14,455

Represented by:
Broadcast operations	$52,168	$37,769	$14,399
Non-broadcast operations	56	-	56
Segment Net Revenues	$52,224	$37,769	$14,455

Segment EBITDA	$22,530	$16,424	$6,106

Represented by:
Broadcast operations	$22,625	$16,424	$6,201
Non-broadcast operations	(95)	-	(95)
Segment EBITDA	$22,530	$16,424	$6,106

Segment EBITDA Margin	43%	43%	-

Index

•
Segment Net Revenues for the three months ended June 30, 2007 increased by US$ 14.5 million, or 38%, compared to the three months ended June 30, 2006. Spot revenues increased by US$ 13.3 million, or 37%, driven primarily by increases in the average revenue per rating point sold in each of our three existing channels, which more than offset a decline in the volume of GRPs sold. Non-spot revenues increased by US$ 1.1 million, or 55%, primarily due to increased cable tariff revenue. The acquisition of Sport.ro added approximately US$ 2.2 million to our revenues for the three months ended June 30, 2007.

•
Segment EBITDA for the three months ended June 30, 2007 increased by US$ 6.1 million, or 37%, compared to the three months ended June 30, 2006, resulting in an unchanged EBITDA margin of 43%.  Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2007 increased by US$ 8.3 million, or 39%, compared to the three months ended June 30, 2006.  Cost of programming grew by US$ 8.6 million, or 66%, due partially to the inclusion of the salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming increased by US$ 6.4 million, or 49%, as a result of increased market competition and investment in quality programming.  Other operating costs decreased by US$ 0.6 million, or 10%, after the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 1.6 million, or 29%, primarily due to the impact of a weaker dollar on local currency denominated staffing costs.  Selling, general and administrative expenses increased by US$ 0.3 million, or 10%, primarily due to increased marketing and research costs and increased office running costs.  The acquisition of Sport.ro added approximately US$ 0.6 million to our Segment EBITDA for the three months ended June 30, 2007.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$85,604	$63,870	$21,734
Non-spot revenues	5,962	3,770	2,192
Segment Net Revenues	$91,566	$67,640	$23,926

Represented by:
Broadcast operations	$91,510	$67,640	$23,870
Non-broadcast operations	56	-	56
Segment Net Revenues	$91,566	$67,640	$23,926

Segment EBITDA	$37,666	$28,037	$9,629

Represented by:
Broadcast operations	$37,899	$28,037	$9,862
Non-broadcast operations	(233)	-	(233)
Segment EBITDA	$37,666	$28,037	$9,629

Segment EBITDA Margin	41%	41%	-

•
Segment Net Revenues for the six months ended June 30, 2007 increased by US$ 23.9 million, or 35%, compared to the six months ended June 30, 2006. Spot revenues increased by US$ 21.7 million, or 34%, driven primarily by increases in the average revenue per rating point sold in each of our three existing channels, which more than offset a decline in the volume of GRPs sold. Non-spot revenues increased by US$ 2.2 million, or 58%, primarily due to increased cable tariff revenue. The acquisition of Sport.ro added approximately US$ 2.9 million to our revenues for the six months ended June 30, 2007.

Index

•
Segment EBITDA for the six months ended June 30, 2007 increased by US$ 9.6 million, or 34%, compared to the six months ended June 30, 2006, with an unchanged EBITDA margin of 41%.  Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2007 increased by US$ 14.3 million, or 36%, compared to the six months ended June 30, 2006.  Cost of programming grew by US$ 14.5 million, or 58%, due partially to the inclusion of the salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming increased by US$ 10.5 million, or 42%, as a result of increased market competition and investment in quality programming.  Other operating costs decreased by US$ 0.7 million, or 6%, after the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 3.3 million, or 34%, primarily due to the impact of a weaker dollar on local currency denominated staffing costs.  Selling, general and administrative expenses increased by US$ 0.5 million, or 11%, primarily due to increased marketing and research costs and increased office running costs.  The acquisition of Sport.ro added approximately US$ 0.8 million to our Segment EBITDA for the six months ended June 30, 2007.

(D) SLOVAK REPUBLIC

Market Background:  We estimate that the television advertising market in the Slovak Republic experienced local currency growth of approximately 5% - 7% in 2006.  We expect the television advertising market to show growth in the range of 15% - 25% in 2007.

MARKIZA TV is the leading channel in the Slovak Republic.  National all day audience share for the six months ended June 30, 2007 was 34.4% compared to 32.2% for the six months ended June 30, 2006.  The major competitor is the state-owned channel STV1, with a national all day audience share of 17.6% for the six months ended June 30, 2007.  The national all day audience share of TV JOJ, the only other significant privately owned channel, was 16.1% for the six months ended June 30, 2007.

Our prime time audience share increased from 33.8% in the six months ended June 30, 2006 to 38.3% in the six months ended June 30, 2007 primarily due to strong local programs such as Bailando and Neighbors.  Our average prime time ratings increased from 13.5% to 14.7% over comparable periods, while prime time ratings for the whole market decreased from 40.1% in the six months ended June 30, 2006 to 38.5% in the six months ended June 30, 2007, reflecting the impact of the Winter Olympics and the Soccer World Cup on viewing habits in the six months ended June 30, 2006.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$28,494	$19,182	$9,312
Non-spot revenues	1,158	864	294
Segment Net Revenues	$29,652	$20,046	$9,606

Represented by:
Broadcast operations	$29,563	$20,039	$9,524
Non-broadcast operations	89	7	82
Segment Net Revenues	$29,652	$20,046	$9,606

Segment EBITDA	$11,712	$7,827	$3,885

Represented by:
Broadcast operations	$11,894	$7,821	$4,073
Non-broadcast operations	(182)	6	(188)
Segment EBITDA	$11,712	$7,827	$3,885

Segment EBITDA Margin	39%	39%	-

•
Segment Net Revenues for the three months ended June 30, 2007 increased by US$ 9.6 million, or 48%, compared to the three months ended June 30, 2006.  In local currency, Segment Net Revenues increased by 23%.  The increase in Segment Net Revenues was due to an increase of US$ 9.3 million, or 49%, in spot revenues and an increase of US$ 0.3 million, or 34%, in non-spot revenues.  The increase in spot revenues is mainly due to increases in the average revenue per rating point sold, as well as an increase in the volume of advertising spots sold.

•
Segment EBITDA for the three months ended June 30, 2007 increased by US$ 3.9 million, or 50%, compared to the three months ended June 30, 2006, resulting in an unchanged EBITDA margin of 39%.  In local currency, Segment EBITDA increased by 23%.  Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2007 increased by US$ 5.7 million, or 47%, compared to the three months ended June 30, 2006.  Cost of programming increased by US$ 3.5 million, or 54% primarily due to increased investment in local productions such as Bailando.  Other operating costs increased by US$ 1.8 million, or 47%, primarily due to increased accruals for performance-related bonus payments and increased broadcast and operating expenses.  Selling, general and administrative expenses increased by US$ 0.4 million, or 23%, primarily due to increased consultancy costs.

Index

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$46,569	$29,496	$17,073
Non-spot revenues	1,760	1,756	4
Segment Net Revenues	$48,329	$31,252	$17,077

Represented by:
Broadcast operations	$48,225	$31,245	$16,980
Non-broadcast operations	104	7	97
Segment Net Revenues	$48,329	$31,252	$17,077

Segment EBITDA	$17,468	$6,850	$10,618

Represented by:
Broadcast operations	$17,753	$6,869	$10,884
Non-broadcast operations	(285)	(19)	(266)
Segment EBITDA	$17,468	$6,850	$10,618

Segment EBITDA Margin	36%	22%	14%

•
Segment Net Revenues for the six months ended June 30, 2007 increased by US$ 17.1 million, or 55%, compared to the six months ended June 30, 2006.  In local currency, Segment Net Revenues increased by 36%.  The increase in Segment Net Revenues was due to an increase of US$ 17.1 million, or 58%, in spot revenues, with non-spot revenues in line with the six months ended June 30, 2007.  The increase in spot revenues is mainly due to increases in the average revenue per rating point sold, as well as an increase in the volume of advertising spots sold.  Our advertising revenues benefited from the launch of a new mobile phone operator during the six months ended June 30, 2007, as well as increased spending from existing customers, particularly in the pharmaceutical sector.  Segment Net Revenues for the six months ended June 30, 2006 included approximately US$ 1.8 million in respect of the period prior to acquisition on January 23, 2006 when Markiza was accounted for as an equity affiliate.

•
Segment EBITDA for the six months ended June 30, 2007 increased by US$ 10.6 million, or 155%, compared to the six months ended June 30, 2006, resulting in an EBITDA margin of 36% compared to 22% in the six months ended June 30, 2006.  In local currency, Segment EBITDA increased by 77%.  Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2007 increased by US$ 6.5 million, or 26%, compared to the six months ended June 30, 2006.  Cost of programming increased by US$ 3.1 million, or 23%, due to increased investment in local productions and syndicated programming; the amount charged in the six months ended June 30, 2006 included a charge of US$ 0.7 million to write off an unsuccessful show.  Other operating costs increased by US$ 2.4 million, or 31%, due to increased accruals for performance-related bonus payments, increased broadcast and operating expenses and increased music right costs.  Selling, general and administrative expenses increased by US$ 0.9 million, or 28%, primarily due to increased consultancy and increased marketing and research costs.  Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2006 included US$ 1.7 million of programming costs, US$ 0.9 million of other operating costs and US$ 0.4 million of selling, general and administrative expenses in respect of the period prior to acquisition on January 23, 2006.

Index

(E) SLOVENIA

Market Background:  We estimate that the television advertising market in Slovenia experienced local currency growth of approximately 6% - 8% in 2006.  We expect the television advertising market to show low single digit growth in 2007.

The combined national all day audience share of our two channels increased from 37.3% for the six months ended June 30, 2006 to 37.6% for the six months ended June 30, 2007.  The major competitors are state-owned channels SLO1 and SLO2, with national all day audience shares for the six months ended June 30, 2007 of 23.2% and 8.9%, respectively.

Our prime time audience share decreased from 44.5% in the six months ended June 30, 2006 to 43.4% in the six months ended June 30, 2007, with an increased share in KANAL A, partially offsetting a decreased share in POP TV.  Our average prime time ratings decreased from 15.0% to 14.8% over comparable periods, while prime time ratings for the whole market increased from 33.6% in the six months ended June 30, 2006 to 34.0% in the six months ended June 30, 2007.

On January 1, 2007 Slovenia adopted the Euro and we adopted the Euro as the functional currency of our Slovenia operations in place of the Slovenian Tolar.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$17,435	$14,934	$2,501
Non-spot revenues	2,660	621	2,039
Segment Net Revenues	$20,095	$15,555	$4,540

Represented by:
Broadcast operations	$19,023	$15,095	$3,928
Non-broadcast operations	1,072	460	612
Segment Net Revenues	$20,095	$15,555	$4,540

Segment EBITDA	$8,388	$6,430	$1,958

Represented by:
Broadcast operations	$8,017	$6,296	$1,721
Non-broadcast operations	371	134	237
Segment EBITDA	$8,388	$6,430	$1,958

Segment EBITDA Margin	42%	41%	1%

•
Segment Net Revenues for the three months ended June 30, 2007 increased by US$ 4.5 million, or 29%, compared to the three months ended June 30, 2006.  Spot revenues increased by US$ 2.5 million, or 17%, as our operations benefited from an increase in the average revenue per thirty-second advertising spot, particularly from large fast-moving consumer goods clients and local retailers, which more than offset a decline in the volume of GRPs sold.  Non-spot revenues increased by US$ 2.0 million, or 328%, due to an increased level of sponsorship and an increase in non-broadcast advertising revenue.

•
Segment EBITDA for the three months ended June 30, 2007 increased by US$ 2.0 million, or 30%, compared to the three months June 30, 2006, resulting in an EBITDA margin of 42% compared to 41% in the three months ended June 30, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2007 increased by US$ 2.6 million, or 28%, compared to the three months ended June 30, 2006.  Cost of programming grew by US$ 2.5 million, or 59%, due to increased investment in programming in a more competitive market environment.  Other operating costs decreased by US$ 0.4 million, or 12%, primarily due to lower salary and freelance costs, partially offset by higher music rights costs and higher transmitter and associated maintenance costs.  Selling, general and administrative expenses increased by US$ 0.5 million, or 39%, primarily due to higher office running costs and increased marketing and research costs.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$28,760	$24,675	$4,085
Non-spot revenues	4,004	1,107	2,897
Segment Net Revenues	$32,764	$25,782	$6,982

Represented by:
Broadcast operations	$31,261	$25,027	$6,234
Non-broadcast operations	1,503	755	748
Segment Net Revenues	$32,764	$25,782	$6,982

Segment EBITDA	$11,389	$9,463	$1,926

Represented by:
Broadcast operations	$11,039	$9,305	$1,734
Non-broadcast operations	350	158	192
Segment EBITDA	$11,389	$9,463	$1,926

Segment EBITDA Margin	35%	37%	(2)%

•
Segment Net Revenues for the six months ended June 30, 2007 increased by US$ 7.0 million, or 27%, compared to the six months ended June 30, 2006.  Spot revenues increased by US$ 4.1 million, or 17%, as our operations benefited from an increase in the average revenue per thirty-second advertising spot, which more than offset a decline in the volume of GRPs sold.  Non-spot revenues increased by US$ 2.9 million, or 262%, due to an increased level of sponsorship and an increase in non-broadcast advertising revenue.

Segment EBITDA for the six months ended June 30, 2007 increased by US$ 1.9 million, or 20%, compared to the six months ended June 30, 2006, resulting in an EBITDA margin of 35% compared to 37% in the six months ended June 30, 2006.  Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2007 increased by US$ 5.1 million, or 31%, compared to the six months ended June 30, 2006.  Cost of programming grew by US$ 4.8 million, or 65%, due to increased investment in programming in a more competitive market environment.  Other operating costs decreased by US$ 0.7 million, or 11%, primarily due to lower salary and freelance costs, partially offset by higher music rights costs and higher transmitter and associated maintenance costs.  Selling, general and administrative expenses increased by US$ 1.0 million, or 40%, primarily due to higher marketing and research costs and higher office running costs.

Index

(F) UKRAINE (STUDIO 1+1)

Market Background:  We estimate that the television advertising market in Ukraine, where sales are denominated primarily in US dollars, experienced growth of approximately 28% - 31% in 2006.

STUDIO 1+1 had a national all day audience share of 15.9% for the six months ended June 30, 2007 compared to 18.8% for the six months ended June 30, 2006.  Our competitors include: Inter, with a national all day audience share of 19.6%, Novy Kanal with 7.7%, ICTV with 7.1% and STB with 7.2%.

Our prime time audience share decreased from 24.1% in the six months ended June 30, 2006 to 18.5% in the six months ended June 30, 2007. Many larger major channels have lost audience share to new niche channels.  Our share in the six months ended June 30, 2006 reflected the outstanding success of a show called Ugly Betty.  Our average prime time ratings decreased from 9.1% to 6.6% over comparable periods, while prime time ratings for the whole market decreased from 37.8% in the six months ended June 30, 2006 to 35.5% in the six months ended June 30, 2007.

While the television advertising market has shown recovery in the second quarter it continues to lag behind expectations. Advertisers have been cautious in spending their budgets in the light of continuing political uncertainty arising from the disagreements between the Ukrainian President and Prime Minister.

In addition, our independent sales house Video International (Prioritet) has lost many of its broadcasting clients to its major rival InterReklama, which now has approximately 70% of available advertising inventory at its disposal for advertising clients. According to Video International, in order to cover the cash costs of financial guarantees made in the early part of the year to new and existing broadcasting clients, InterReklama discounted prices dramatically in the early part of the year. Subsequently, they have continued to exercise strong negotiating leverage with their significant broadcaster base. However, we have recently seen a recovery in pricing during the second quarter from the heavy discounting in the first quarter.

It is expected that parliamentary elections will take place on September 30, 2007 and will lead to strong growth of the television advertising market in the fourth quarter. Video International remains optimistic that, if the formation of a new government following the elections is rapid, advertising spending deferred from the first half of the year will be available in the final quarter and may result in an annual year-on-year market growth of at least 30%. It is likely that broadcasters will also benefit from significant additional political advertising spending during the election season in the third quarter. However, given the uncertainties surrounding the factors described above, there is a wide range of possible outcomes for market development in 2007.

Index

Three months ended June 30, 2007 compared to the three months ended June 30, 2006
	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$18,285	$17,596	$689
Non-spot revenues	4,416	3,466	950
Segment Net Revenues	$22,701	$21,062	$1,639

Represented by:
Broadcast operations	$22,701	$21,062	$1,639
Non-broadcast operations	-	-	-
Segment Net Revenues	$22,701	$21,062	$1,639

Segment EBITDA	$565	$6,037	$(5,472)

Represented by:
Broadcast operations	$716	$6,037	$(5,321)
Non-broadcast operations	(151)	-	(151)
Segment EBITDA	$565	$6,037	$(5,472)

Segment EBITDA Margin	2%	29%	(27)%

•
Segment Net Revenues for the three months ended June 30, 2007 increased by US$ 1.6 million, or 8%, compared to the three months ended June 30, 2006. Spot revenues increased by US$ 0.6 million, or 4%.  There was a decrease in the volume of GRPs sold in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as our ratings declined due to the poor performance of the Russian series of Mothers and Daughters and of Damned Paradise (which aired following the conclusion of the successful current run of Cadets), particularly as against the runaway success of a new Russian series Day of Tatyana on Inter, which is expected to run until early 2008.  We also suffered increased competition from other broadcasters. These factors were partially offset by an increase in the average revenue per rating point sold.  Non-spot revenues increased by US$ 1.0 million, or 27%, primarily due to increased sponsorship and the sale of surplus programming.

•
Segment EBITDA for the three months ended June 30, 2007 decreased by US$ 5.5 million, or 87%, compared to the three months ended June 30, 2006, resulting in an EBITDA margin of 2% compared to 29% in the three months ended June 30, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2007 increased by US$ 7.1 million, or 47%, compared to the three months ended June 30, 2006.  Cost of programming grew by US$ 7.7 million, or 87%, including a charge of US$ 2.2 million to write off poorly performing programming, principally second runs of American series.  The increase in cost of programming reflects continued price inflation for Russian programming, which drives strong ratings in the market, as well as increased investment in such programming to improve our programming schedule and boost ratings following disappointing ratings in the first half of 2007 and against unusually strong programming on Inter.  Other operating costs increased by US$ 1.0 million, or 31%, due to increased salary costs and increased broadcast operating expenses.  Selling, general and administrative expenses decreased by US$ 1.6 million, or 53%, primarily due to decreased taxes and reduced bad debt expense.

Index

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$33,106	$40,324	$(7,218)
Non-spot revenues	7,670	6,216	1,454
Segment Net Revenues	$40,776	$46,540	$(5,764)

Represented by:
Broadcast operations	$40,776	$46,540	$(5,764)
Non-broadcast operations	-	-	-
Segment Net Revenues	$40,776	$46,540	$(5,764)

Segment EBITDA	$(1,805)	$17,024	$(18,829)

Represented by:
Broadcast operations	$(1,622)	$17,024	$(18,646)
Non-broadcast operations	(183)	-	(183)
Segment EBITDA	$(1,805)	$17,024	$(18,829)

Segment EBITDA Margin	(4)%	37%	(41)%

•
Segment Net Revenues for the six months ended June 30, 2007 decreased by US$ 5.8 million, or 12%, compared to the six months ended June 30, 2006. Spot revenues decreased by US$ 7.2 million, or 18%.  There was a decrease in the volume of GRPs sold as our ratings declined due to the poor performance of certain series on Studio 1+1 and increased competition from other broadcasters. There was also a decrease in the average revenue per rating point sold in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to extreme price competition in the first quarter.  In the six months ended June 30, 2006, we benefited from US$ 8.4 million of political advertising revenue ahead of the parliamentary elections in March 2006 as well as the extraordinary ratings success of the Russian series Ugly Betty, which ran until July 2006. Non-spot revenues increased by US$ 1.5 million, or 23%, primarily due to the sale of surplus programming and increased sponsorship.

•
Segment EBITDA for the six months ended June 30, 2007 decreased by US$ 18.8 million, or 111%, compared to the six months ended June 30, 2006, resulting in an EBITDA loss of (4)% compared to an EBITDA margin of 37% in the six months ended June 30, 2006.  Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2007 increased by US$ 13.1 million, or 44%, compared to the six months ended June 30, 2006.  Cost of programming grew by US$ 13.0 million, or 75%, including a charge of US$ 2.7 million to write off poorly performing programming, principally second runs of American series.  The increase in cost of programming reflects continued price inflation for Russian programming, which drives strong ratings in the market, as well as increased investment in such programming to improve our programming schedule and boost ratings following disappointing ratings in the first half of 2007 and against unusually strong programming on Inter.  Other operating costs increased by US$ 1.6 million, or 22%, due to increased salary costs and increased broadcast operating expenses.  Selling, general and administrative expenses decreased by US$ 1.5 million, or 27%, primarily due to decreased taxes and reduced bad debt expense.

We plan continued investment in programming throughout the remainder of 2007 as we seek to recover audience share and improve profitability.  The performance of our Ukraine operations remains subject both to political developments, which can have a significant impact on market development in the second half of 2007, and to the competitive dynamics of the market (See Part II, Item IA – “Risk Factors”).

Index

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

KINO and CITI, both of which target a youth market have as their main competitors ICTV, TONIS and NTN. As at June 30, 2007, KINO had a technical reach of approximately 53.1% and in the six months ended June 30, 2007 achieved a 15-50 prime time audience share in the Kiev region of 2.2%. CITI had a technical reach of approximately 88.0% of the population of the city of Kiev and the Kiev region. In the six months ended June 30, 2007 CITI achieved a 4+ prime time audience share of 1.5% in Kiev and the Kiev region.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$334	$106	$228
Non-spot revenues	320	92	228
Segment Net Revenues	$654	$198	$456

Represented by:
Broadcast operations	$654	$198	$456
Non-broadcast operations	-	-	-
Segment Net Revenues	$654	$198	$456

Segment EBITDA	$(1,755)	$(432)	$(1,323)

Represented by:
Broadcast operations	$(1,755)	$(432)	$(1,323)
Non-broadcast operations	-	-	-
Segment EBITDA	$(1,755)	$(432)	$(1,323)

Segment EBITDA Margin	(268)%	(218)%	(50)%

•
Segment Net Revenues for the three months ended June 30, 2007 increased by US$ 0.5 million, or 230%, compared to the three months ended June 30, 2006. Spot revenues increased by US$ 0.2 million, or 215%.  Non-spot revenues increased by US$ 0.2 million, or 248%, primarily due to increased program sponsorship.

•
Segment EBITDA for the three months ended June 30, 2007 decreased by US$ 1.3 million, or 306%, compared to the three months ended June 30, 2006, resulting in an EBITDA margin of (268)% compared to (218)% in the three months ended June 30, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2007 increased by US$ 1.8 million, or 282%, compared to the three months ended June 30, 2006 as we continued to develop the channels.  Cost of programming grew by US$ 1.3 million, or 854%.  Other operating costs increased by US$ 0.2 million, or 62%.  Selling, general and administrative expenses increased by US$ 0.3 million, or 313%.

Index

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2007	2006(1)	Movement
Spot revenues	$477	$321	$156
Non-spot revenues	575	251	324
Segment Net Revenues	$1,052	$572	$480

Represented by:
Broadcast operations	$1,052	$572	$480
Non-broadcast operations	-	-	-
Segment Net Revenues	$1,052	$572	$480

Segment EBITDA	$(4,172)	$(557)	$(3,615)

Represented by:
Broadcast operations	$(4,172)	$(557)	$(3,615)
Non-broadcast operations	-	-	-
Segment EBITDA	$(4,172)	$(557)	$(3,615)

Segment EBITDA Margin	(397)%	(97)%	(300)%

(1) From acquisition on January 11, 2006 only

•
Segment Net Revenues for the six months ended June 30, 2007 increased by US$ 0.5 million, or 84%, compared to the six months ended June 30, 2006. Spot revenues increased by US$ 0.2 million, or 49%.  Non-spot revenues increased by US$ 0.3 million, or 129%, primarily due to increased program sponsorship.

•
Segment EBITDA for the six months ended June 30, 2007 decreased by US$ 3.6 million, or 649%, compared to the six months ended June 30, 2006, resulting in an EBITDA margin of (397)% compared to (97)% in the six months ended June 30, 2006.  Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2007 increased by US$ 4.1 million, or 362%, compared to the six months ended June 30, 2006 as we continued to develop the channels.  Cost of programming grew by US$ 3.0 million, or 1465%.  Other operating costs increased by US$ 0.6 million, or 101%.  Selling, general and administrative expenses increased by US$ 0.5 million, or 167%.

Index

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and six months ended June 30, 2007 and 2006 was as follows:

COST OF PROGRAMMING
	For the Three Months Ended June 30, (US$ 000’s)		For the Six Months Ended June 30, (US$ 000’s)
	2007	2006	2007	2006

Production expenses	$40,778	$26,045	$68,334	$49,020
Program amortization	41,995	26,805	80,792	52,248
Cost of programming	$82,773	$52,850	$149,126	$101,268

Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 29.9 million, or 57%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily due to:

•	US$ 4.0 million of additional programming costs from our Croatia operations;

•	US$ 2.3 million of additional programming costs from our Czech Republic operations.

•	US$ 8.6 million of additional programming costs from our Romania operations;

•	US$ 3.5 million of additional programming costs from our Slovak Republic operations;

•	US$ 2.5 million of additional programming costs from our Slovenia operations;

•	US$ 7.7 million of additional programming costs from our Ukraine (STUDIO 1+1) operations; and

•	US$ 1.3 million of additional programming costs from our Ukraine (KINO, CITI) operations;

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 47.9 million, or 47%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to:

•	US$ 7.8 million of additional programming costs from our Croatia operations;

•	US$ 14.4 million of additional programming costs from our Romania operations;

•	US$ 4.8 million of additional programming costs from our Slovak Republic operations, which have been consolidated for the entire six-month period in 2007;

•	US$ 4.8 million of additional programming costs from our Slovenia operations;

•	US$ 13.0 million of additional programming costs from our Ukraine (STUDIO 1+1) operations; and

•	US$ 3.0 million of additional programming costs from our Ukraine (KINO, CITI) operations;

Index

The amortization of acquired programming for each of our consolidated operations for the three and six months ended June 30, 2007 and 2006, is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods.  The cash paid for programming by our operations in Croatia, the Czech Republic, Romania, Slovenia, Ukraine and the Slovak Republic (for the period from January 23, 2006) is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING
	For the Three Months Ended June 30, (US$ 000’s)		For the Six Months Ended June 30, (US$ 000’s)
	2007	2006	2007	2006
Program amortization:
Croatia (NOVA TV)	$5,234	$3,472	$10,634	$6,890
Czech Republic (TV NOVA)	7,295	6,506	13,851	13,889
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL and SPORT.RO)	9,906	7,074	19,335	13,790
Slovak Republic (MARKIZA TV) (post-acquisition)	2,969	(1)3,642	6,176	(1)4,078
Slovenia (POP TV and KANAL A)	2,246	1,788	4,442	3,205
Ukraine (STUDIO 1+1)	13,561	5,964	24,489	12,010
Ukraine (KINO, CITI)	784	94	1,865	121
	$41,995	$28,540	80,792	$53,983

(1) Includes the program amortization of our operations in the Slovak Republic (MARKIZA TV) for the period prior to January 23, 2006 when they were accounted for as an equity affiliate

Cash paid for programming:
Croatia (NOVA TV)	$10,002	$3,232	$10,907	$7,598
Czech Republic (TV NOVA)	4,269	4,277	10,846	16,213
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL and SPORT.RO)	12,931	10,789	22,977	17,395
Slovak Republic (MARKIZA TV)	4,466	2,263	8,165	5,542
Slovenia (POP TV and KANAL A)	2,480	1,680	4,652	3,499
Ukraine (STUDIO 1+1)	16,075	5,437	26,559	13,409
Ukraine (KINO, CITI)	375	273	1,117	388
	$50,598	$27,951	$85,223	$64,044

Index

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

CONSOLIDATED NET REVENUES

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Croatia	$10,414	$5,647	$4,767
Czech Republic	80,544	56,312	24,232
Romania	52,224	37,769	14,455
Slovak Republic	29,652	20,046	9,606
Slovenia	20,095	15,555	4,540
Ukraine (STUDIO 1+1)	22,701	21,062	1,639
Ukraine (KINO, CITI)	654	198	456
Total Consolidated Net Revenues	$216,284	$156,589	$59,695

Our consolidated net revenues increased by US$ 59.7 million, or 38%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (b) Net Revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

CONSOLIDATED NET REVENUES

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Croatia	$17,646	$9,457	$8,189
Czech Republic	132,063	96,861	35,202
Romania	91,566	67,640	23,926
Slovak Republic *	48,329	29,491	18,838
Slovenia	32,764	25,782	6,982
Ukraine (STUDIO 1+1)	40,776	46,540	(5,764)
Ukraine (KINO, CITI)	1,052	572	480
Total Consolidated Net Revenues	$364,196	$276,343	$87,853
* From January 23, 2006 only.

Our consolidated net revenues for the six months ended June 30, 2007 increased by US$ 87.9 million, or 32%, compared to the six months ended June 30, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Index

IV (c) Cost of Revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

CONSOLIDATED COST OF REVENUES

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Operating costs	$30,944	$26,042	$4,902
Cost of programming	82,773	52,850	29,923
Depreciation of station property, plant and equipment	7,680	6,059	1,621
Amortization of broadcast licenses and other intangibles	5,165	4,620	545
Total Consolidated Cost of Revenues	$126,562	$89,571	$36,991

Total consolidated cost of revenues increased by US$ 36.9 million, or 41%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended June 30, 2007 increased by US$ 4.9 million, or 19%, compared to the three months ended June 30, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the three months ended June 30, 2007 increased by US$ 29.9 million, or 57%, compared to the three months ended June 30, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the three months ended June 30, 2007 increased by US$ 1.6 million, or 27%, compared to the three months ended June 30, 2006 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the three months ended June 30, 2007 increased by US$ 0.5 million, or 12%, compared to the three months ended June 30, 2006 primarily due to the amortization of the broadcast licenses and customer relationships of our Romania operations arising on our acquisition of an increased stake on June 1, 2007.

IV (d) Cost of Revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

CONSOLIDATED COST OF REVENUES

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Operating costs	$56,601	$49,014	$7,587
Cost of programming	149,126	101,268	47,858
Depreciation of station property, plant and equipment	14,579	11,761	2,818
Amortization of broadcast licenses and other intangibles	10,327	8,952	1,375
Total Consolidated Cost of Revenues	$230,633	$170,995	$59,638

Total consolidated cost of revenues increased by US$ 59.6 million, or 35%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Index

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the six months ended June 30, 2007 increased by US$ 7.6 million, or 15%, compared to the six months ended June 30, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the six months ended June 30, 2007 increased by US$ 47.9 million, or 47%, compared to the six months ended June 30, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the six months ended June 30, 2007 increased by US$ 2.8 million, or 24%, compared to the six months ended June 30, 2006 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the six months ended June 30, 2007 increased by US$ 1.4 million, or 15%, compared to the six months ended June 30, 2006 primarily due to the amortization of the broadcast licenses and customer relationships of our Romania and Slovak Republic operations arising on our acquisition of increased stakes in 2006 and 2007.

IV (e) Station Selling, General and Administrative Expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Croatia	$2,013	$1,248	$765
Czech Republic	4,908	4,388	520
Romania	2,918	2,646	272
Slovak Republic	2,321	1,894	427
Slovenia	1,770	1,271	499
Ukraine (STUDIO 1+1)	1,417	3,009	(1,592)
Ukraine (KINO, CITI)	352	85	267
Total Consolidated Station Selling, General and Administrative Expenses	$15,699	$14,541	$1,158

Total consolidated station selling, general and administrative expenses increased by US$ 1.2 million, or 8%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  See discussion in Item 2, III. “Analysis of Segment Results”.

Index

IV (f) Station Selling, General and Administrative Expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Croatia	$3,739	$2,790	$949
Czech Republic	10,000	10,065	(65)
Romania	5,342	4,810	532
Slovak Republic	4,259	2,913	1,346
Slovenia	3,477	2,484	993
Ukraine (STUDIO 1+1)	3,883	5,353	(1,470)
Ukraine (KINO, CITI)	780	292	488
Total Consolidated Station Selling, General and Administrative Expenses	$31,480	$28,707	$2,773

Total consolidated station selling, general and administrative expenses increased by US$ 2.8 million, or 10%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. See discussion in Item 2, III. “Analysis of Segment Results”.

IV (g) Corporate Operating Costs for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

CORPORATE OPERATING COSTS

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding stock-based compensation)	$6,101	$6,966	$(865)
Stock-based compensation	1,343	730	613
Corporate Operating Costs	$7,444	$7,696	$(252)

Corporate operating costs (excluding non-cash stock-based compensation) for the three months ended June 30, 2007 decreased by US$ 0.9 million, or 12%, compared to the three months ended June 30, 2006, primarily due to:

•	Decreased legal costs incurred in connection with legal proceedings in respect of our Ukraine operations, partly offset by;
•	Increased staff-related costs; and
•	Increased business development expenses incurred in researching potential acquisition targets.

The increase in the charge for non-cash stock-based compensation for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 reflects an increase in the number of stock options granted in 2006 compared to prior years as well as an increase in the fair value of stock options as our stock price increased in recent years.  For more details, see Part I Item 1, Note 14.

Index

IV (h) Corporate Operating Costs for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

CORPORATE OPERATING COSTS

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding stock-based compensation)	$13,643	$14,259	$(616)
Stock-based compensation	2,605	1,418	1,187
Corporate Operating Costs	$16,248	$15,677	$571

Corporate operating costs (excluding non-cash stock-based compensation) for the six months ended June 30, 2007 decreased by US$ 0.6 million, or 4%, compared to the six months ended June 30, 2006, primarily due to:

•
Decreased property-related costs, as the expense incurred in the six months ended June 30, 2006 included  a lease exit charge of approximately US$ 1.6 million (including additional depreciation of US$ 0.3 million) incurred following relocation of our London office during the first quarter of 2006;

•	Decreased legal costs incurred in connection with legal proceedings in respect of our Ukraine operations, partly offset by;

•	Increased staff-related costs; and

•	Increased business development expenses incurred in researching potential acquisition targets.

IV (i) Impairment charge for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006

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

IV (j) Operating Income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

OPERATING INCOME

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Operating Income	$66,579	$44,033	$22,546

Operating income for the three months ended June 30, 2007 increased by US$ 22.5 million, or 51%, compared to the three months ended June 30, 2006.  Operating margin was 31%, compared with 28%  for the three months ended June 30, 2006.

Index

IV (k) Operating Income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

OPERATING INCOME

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Operating Income	$85,835	$60,216	$25,619

Operating income for the six months ended June 30, 2007 increased by US$ 25.6 million, or 43%, compared to the six months ended June 30, 2006.  Operating margin was 24%, compared with 22% for the six months ended June 30, 2006.

IV (l) Other income / (expense) items for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

OTHER INCOME / (EXPENSE) ITEMS

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Interest income	$1,732	$1,741	$(9)
Interest expense	(19,438)	(11,337)	(8,101)
Foreign currency exchange loss, net	(2,116)	(20,625)	18,509
Change in fair value of derivatives	7,528	(1,876)	9,404
Other (expense) / income	(546)	167	(713)
Provision for income taxes	(13,419)	(3,582)	(9,837)
Minority interest in income of consolidated subsidiaries	(5,730)	(1,276)	(4,454)
Discontinued operations	$-	$1,277	$(1,277)

Interest income for the three months ended June 30, 2007 was in line with that recognized in the three months ended June 30, 2006.

Interest expense for the three months ended June 30, 2007 increased by US$ 8.1 million compared to the three months ended June 30, 2006, primarily as a result of US$ 6.9 million of costs associated the redemption of our 2012 Floating Rate Notes as well as an increase in interest rates.

Foreign currency exchange loss, net:  For the three months ended June 30, 2007 we recognized a US$ 2.1 million loss primarily as a result of the strengthening of the Euro against the dollar during the three-month period.  Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 6.1 million due to movements in the spot rate between March 31, 2007 and June 30, 2007.  For the three months ended June 30, 2006, we recognized a transaction loss of US$ 20.6 million.

Change in fair value of derivatives: For the three months ended June 30, 2007 we recognized a US$ 7.5 million gain as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.  For further information, see Part I Item 1, Note 12.

Other (expense) / income :  For the three months ended June 30, 2007 we incurred other expenses of US$ 0.5 million compared to income of US$ 0.2 million for the three months ended June 30, 2006.

Provision for income taxes:  The provision for income taxes for the three months ended June 30, 2007 was US$ 13.4 million compared to US$ 3.6 million for the three months ended June 30, 2006 as a result of our increased profitability.  Our effective tax rate for the three months ended June 30, 2007 was 25% compared to 29% for the three months ended June 30, 2006.

Index

Minority interest in income of consolidated subsidiaries:  For the three months ended June 30, 2007, we recognized a charge of US$ 5.7 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 1.3 million for the three months ended June 30, 2006. This reflected the strong increase in profitability of our Slovak Republic operations.

Discontinued operations:  For the three months ended June 30, 2007 we recognized a charge of US$ nil in respect of discontinued operations compared to US$ 1.3 million for the three months ended June 30, 2006.

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic.  On October 23, 2003, we sold our 93.2% interest in CNTS to our former Czech Republic operating company, for US$ 53.2 million.

The revenues and expenses of our former Czech Republic operations and the award income and related legal expenses have therefore all been treated as discontinued operations.  For the three months ended June 30, 2006, the amounts credited to discontinued operations largely represented revised estimates of additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Part I, Item 1, Note 17).

IV (m) Other income / (expense) items for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

OTHER INCOME / (EXPENSE) ITEMS

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Interest income	$3,146	$3,194	$(48)
Interest expense	(30,834)	(21,855)	(8,979)
Foreign currency exchange gain loss, net	(5,252)	(31,487)	26,235
Change in fair value of derivatives	12,052	(1,876)	13,928
Other expense	(6,759)	(381)	(6,378)
Provision for income taxes	(18,478)	(7,576)	(10,902)
Minority interest in income of consolidated subsidiaries	(5,370)	(6,717)	1,347
Equity in income / (loss) of unconsolidated affiliates	-	(730)	730
Discontinued operations	$-	$(2,530)	$2,530

Interest income for the six months ended June 30, 2007 was in line with that recognized in the six months ended June 30, 2006.

Interest expense for the six months ended June 30, 2007 increased by US$ 9.0 million compared to the six months ended June 30, 2006, primarily as a result of US$ 6.9 million of costs associated the redemption of our 2012 Floating Rate Notes as well as an increase in interest rates.

Foreign currency exchange loss, net:  For the six months ended June 30, 2007 we recognized a US$ 5.3 million loss primarily as a result of the strengthening of the Euro against the dollar during the six-month period.  Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 11.5 million due to movements in the spot rate between December 31, 2006 and June 30, 2007.  For the six months ended June 30, 2006, we recognized a transaction loss of US$ 31.5 million.

Index

Change in fair value of derivatives: For the six months ended June 30, 2007 we recognized a US$ 12.1 million gain as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.  For further information, see Part I Item 1, Note 12.

Other expense:  For the six months ended June 30, 2007 we incurred other expenses of US$ 6.8 million compared to US$ 0.4 million for the six months ended June 30, 2006. The amount for the six months ended June 30, 2007 includes accruals in anticipation of the settlement of all outstanding disclosed litigation surrounding our Croatia operations.

Provision for income taxes:  The provision for income taxes for the six months ended June 30, 2007 was US$ 18.5 million compared to US$ 7.6 million for the six months ended June 30, 2006 as a result of our increased profitability.  Our stations pay income taxes at rates ranging from 16.0% in Romania to 25.0% in Ukraine.

Minority interest in income of consolidated subsidiaries:  For the six months ended June 30, 2007, we recognized a charge of US$ 5.4 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 6.7 million for the six months ended June 30, 2006.  This movement primarily reflects the fact that our Ukraine (STUDIO 1+1) operations reported a net loss in the six months ended June 30, 2007 compared to a significant net profit in the six months ended June 30, 2006, partially offset by the increased profitability of our Slovak Republic and Romania operations.

Equity in income / (loss) of unconsolidated affiliates:  Some of our broadcasting licenses were held by unconsolidated affiliates over which we had minority blocking rights but not majority control.  These affiliates were accounted for using the equity method.

Equity in income / (loss) of unconsolidated affiliates for the six months ended June 30, 2007 decreased by US$ 0.7 million compared to the six months ended June 30, 2006 as detailed below:

EQUITY IN INCOME / (LOSS) OF UNCONSOLIDATED AFFILIATES

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Romania operations	$-	$7	$(7)
Slovak Republic operations	-	(737)	737
Equity in Income / (Loss) of Unconsolidated Affiliates	$-	$(730)	$730

Discontinued operations: For the six months ended June 30, 2007 we recognized a charge of US$ nil in respect of discontinued operations compared to US$ 2.5 million for the six months ended June 30. 2006.

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic.  On October 23, 2003, we sold our 93.2% interest in CNTS to our former Czech Republic operating company, for US$ 53.2 million.

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

Index

IV (n) Condensed consolidated balance sheet as at June 30, 2007 compared to December 31, 2006

SUMMARIZED CONDENSED CONSOLIDATED BALANCE SHEET (US$ 000’s)

	June 30, 2007	December 31, 2006	Movement

Current assets	$426,598	$413,616	$12,982
Non-current assets	1,473,694	1,405,384	68,310
Current liabilities	214,237	182,961	31,276
Non-current liabilities	611,475	574,084	37,391
Minority interests in consolidated subsidiaries	21,556	26,189	(4,633)
Shareholders’ equity	$1,053,024	$1,035,766	17,258

Current assets:  Current assets at June 30, 2007 increased US$ 13.0 million compared to December 31, 2006, primarily as a result of an increase in accounts receivable.

Non-current assets:  Non-current assets at June 30, 2007 increased US$ 68.3 million compared to December 31, 2006, primarily as a result of the recognition of goodwill and other intangible assets following our acquisition of Sport.ro and an additional 5% stake in our Romania operations.

Current liabilities:  Current liabilities at June 30, 2007 increased US$ 31.3 million compared to December 31, 2006, reflecting increases in deferred income, authors’ rights and payroll taxes partially offset by a decrease in accounts payable.

Non-current liabilities:  Non-current liabilities at June 30, 2007 increased US$ 37.4 million compared to December 31, 2006, primarily as a result of our issuance of EUR 150.0 million of floating rate Senior Notes, partially offset by the redemption of EUR 125.0 million of floating rate Senior Notes issued in May 2005.

Minority interests in consolidated subsidiaries:  Minority interests in consolidated subsidiaries at June 30, 2007 decreased US$ 4.6 million compared to December 31, 2006, primarily as a result of our acquisition of an additional 5% stake in our Romania operations.

Shareholders’ equity:  Total shareholders’ equity at June 30, 2007 increased US$ 17.3 million compared to December 31, 2006, primarily as a result of the net income of US$ 34.3 million for the six months ended June 30, 2007, partially offset by the decrease in Other Comprehensive Income (US$ 19.5 million) and the impact of the adoption of FIN 48 (US$ 3.2 million). Included in the total shareholders’ equity were proceeds from the exercise of stock options (US$ 0.7million) and a stock-based compensation charge of US$ 2.6 million.

Index

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents decreased by US$ 29.2 million during the six months ended June 30, 2007.  The change in cash and cash equivalents is summarized as follows:

SUMMARY OF CASH FLOWS
For the Six Months Ended June 30, (US$ 000's)
	2007	2006

Net cash generated from continuing operating activities	$21,601	$37,275
Net cash used in continuing investing activities	(88,113)	(81,568)
Net cash received from financing activities	31,125	138,233
Net cash used in discontinued operations – operating activities	(1,624)	(1,690)
Net (decrease)/increase in cash and cash equivalents	$(29,242)	$87,340

Operating Activities

Cash generated from continuing operations decreased from US$ 37.3 million in the six months ended June 30, 2006 to US$ 21.6 million in the six months ended June 30, 2007, with strong increases in the amount of cash generated by all our stations outside Ukraine from improved operational performance, as well as a reduction in cash paid for taxes following simplification of our corporate structure in the Czech Republic.  However, these positive factors were more than offset by increased investment in programming, particularly in Ukraine, which is experiencing significant price inflation for popular Russian series and making additional investments in such programming to boost ratings and in Croatia, where we are improving the quality of our programming to drive ratings growth.  It is likely that the cost of acquired programming across all our markets will continue to grow in the future.

Investing Activities

Cash used in investing activities increased from US$ 81.6 million in the six months ended June 30, 2006 to US$ 88.1 million in the six months ended June 30, 2007.  Our investing cash flows in the six months ended June 30, 2007 were primarily comprised of:

•
Payment of US$ 51.6 million in connection with our acquisition of an additional 5% stake in our Romania broadcasting operations and a 20% stake in our Romanian production company (for further information, see Part I, Item 1, Note 3);

•	Payments of EUR 6.7 million (approximately US$ 8.4 million) in connection with our acquisition of Sport.ro (for further information, see Part I, Item 1, Note 3);
•	Payments of US$ 2.1 million in connection with our acquisition of a 60.4% stake in each of Tor and Zhysa (for further information, see Part I, Item 1, Note 3); and
•	Capital expenditure of US$ 25.5 million.

Financing Activities

Net cash received from financing activities in the six months ended June 30, 2007 was US$ 31.2 million compared to US$ 138.2 million in the six months ended June 30, 2006.  Our financing cash flows in the six months ended June 30, 2007 primarily comprised net proceeds of US$ 199.4 million from the issuance of EUR 150.0 million of floating rate Senior Notes, partially offset by payment of EUR 127.5 million (approximately US$ 172.8 million) to redeem our floating rate Senior Notes issued in May 2005.

The amount of cash received in the six months ended June 30, 2006 reflects proceeds of US$ 168.6 million from the issuance of Class A Common Stock and a net amount of US$ 28.0 million of cash received from credit facilities.

Index

Discontinued Operations

In the six months ended June 30, 2007, we paid taxes of US$ 1.6 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 1.7 million in the six months ended June 30, 2006.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future for our existing operations, subject to the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

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

As at June 30, 2007 and December 31, 2006 the operations had the following unsecured balances owing to their respective holding companies:

Operating segment (US$ 000’s)	June 30, 2007	December 31, 2006
Croatia	$85,140	$67,623
Czech Republic	411,821	434,897
Romania	37,235	25,620
Slovak Republic	23,518	23,670
Slovenia	58	-
Ukraine (STUDIO 1+1)	556	-
Ukraine (KINO, CITI)	11,972	4,621
Total	$570,300	$556,431

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of June 30, 2007 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$546,929	$11,805	$1,700	$-	$533,424
Long-Term Debt – interest	208,481	39,510	78,383	78,077	12,511
Capital Lease Obligations	6,644	540	1,840	1,240	3,024
Operating Leases	6,015	2,611	2,419	985	-
Unconditional Purchase Obligations	118,498	110,045	6,059	1,580	814
Other Long-Term Obligations	9,199	7,199	2,000	-	-
Total Contractual Obligations	$895,766	$171,710	$92,401	$81,882	$549,773

Long-Term Debt

At June 30, 2007, we had the following debt outstanding:

		June 30, 2007 (US$ 000’s)
Corporate	(1)–(2)	$533,424
Croatia operations	(3)	-
Czech Republic operations	(4)–(6)	11,760
Romania operations	(7)	40
Slovenia operations	(8)	-
Ukraine (KINO, CITI) operations	(9)	1,705
Total		$546,929

(1)
In May 2005, we issued Senior Notes in the aggregate principal amount of EUR 370.0 million (approximately US$ 499.7 million) consisting of EUR 245.0 million (approximately US$ 330.9 million) of 8.25% Senior Notes due May 2012 and EUR 125.0 million (approximately US$ 168.8 million) of floating rate Senior Notes due May 2012, which bore interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50%.  On May 15, 2007, we redeemed the floating rate Senior Notes.

On May 16, 2007 we issued Senior Notes in the aggregate principal amount of EUR 150.0 million (approximately US$ 202.6 million), which bear interest at EURIBOR plus 1.625% (5.80% was applicable at June 30, 2007).   Interest is payable on the Senior Notes semi-annually in arrears on each May 15 and November 15.

The Senior Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of these subsidiaries as well as an assignment of certain contractual rights.  The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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

Index

At any time prior to May 15, 2008, we may redeem up to 35.0% of the fixed rate Senior Notes with the proceeds of any public equity offering at a price of 108.25% of the principal amount of such notes, plus accrued and unpaid interest, if any, to the redemption date.  In addition, prior to May 15, 2009, we may redeem all or a part of the fixed rate Senior Notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

As of June 30, 2007, Standard & Poor’s senior unsecured debt rating for our Senior Notes remained unchanged from December 31, 2006 at B+, with a corporate credit rating of BB- / positive, up from BB- / stable at December 31, 2006.  At June 30, 2007, Moody’s Investors Service’s rating of both our corporate credit rating and our Senior Notes due 2012 was Ba3 stable.

(2)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 135.1 million) arranged by the European Bank for Reconstruction and Development (the “Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for EUR 50.0 million in aggregate.

The Loan bears interest at a rate of three-month EURIBOR plus 2.75% on the drawn amount.  The available amount of the Loan amortizes by 7.5% every six months from May 2008 to November 2009, then by 15% in May 2010 and November 2010, and by 40% in May 2011. There were no drawings under this facility as at June 30, 2007, however the entire EUR 100.0 million was drawn on April 18, 2007 and subsequently repaid on June 1, 2007.

Covenants contained in the Loan are in line with those contained in our Senior Notes.  In addition, the Loan’s covenants restrict us from making principal repayments on other debt of greater than US$ 20.0 million per year for the life of the Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

The Loan is a secured senior obligation and ranks pari passu with all existing and future senior indebtedness, including the Senior Notes, and is effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amount drawn is guaranteed by two subsidiary holding companies and is secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of the Loan restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

(3)
On March 28, 2007, we repaid EUR 0.6 million (approximately US$ 0.8 million), which was the total amount outstanding to our Croatia operations under two loan agreements with Hypo Alpe-Adria Bank d.d. Following this repayment, the security held by the bank was released.

(4)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 56.4 million) with Ceska Sporitelna, a.s. (“CS”).  The final repayment date is October 31, 2009.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  As at June 30, 2007, there were no drawings under this facility, however on July 10, 2007, CZK 860.0 million (approximately US$ 40.4 million) was drawn down under this facility and on July 31, 2007, CZK 260.0 million (approximately US$ 12.7 million) was repaid.

(5)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 11.8 million) with CS.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65% and is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. On June 30, 2007, the full CZK 250.0 million (approximately US$ 11.8 million) was drawn under this facility bearing interest at an aggregate 4.65% (three-month PRIBOR effective for this loan was 3.00%).

Index

(6)
As at June 30, 2007, there were no drawings under a CZK 300.0 million (approximately US$ 14.1 million) factoring facility with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  This facility is available until June 30, 2010 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(7)
As at June 30, 2007, an amount of RON 97 thousand (approximately US$ 40 thousand) was outstanding under a loan agreement from one of the founding shareholders of Sport.ro. The loan is interest free and is repayable in equal monthly instalments by August 31, 2007.

(8)
A revolving five-year facility agreement was entered into by Pro Plus for up to EUR 37.5 million (approximately US$ 50.6 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at June 30, 2007, EUR 33.8 million (approximately US$ 45.6 million)  was available for drawing under this revolving facility; there were no drawings outstanding.

(9)
Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at June 30, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.9 million.  For more information on our capital lease obligations see Part I, Item 1, Note 11.

Operating Leases

For more information on our operating lease commitments see Part 1, Item 1, Note 18.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At June 30, 2007, we had commitments in respect of future programming of US$ 117.3 million (December 31, 2006: US$ 98.0 million).  This includes contracts signed with license periods starting after June 30, 2007.  For more information on our programming commitments see Part I, Item 1, Note 18.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 3.9 million (see Part I, Item 1, Note 18).

In addition to the amounts disclosed above, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put our interest in Media Pro. As at June 30, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil (2006: US$ nil).

Index

V (d) Cash Outlook

We issued EUR 370.0 million (approximately US$ 480.0 million at the time of issuance) Senior Notes in May 2005, consisting of EUR 245.0 million of Senior Fixed Rate Notes and EUR 125.0 million of Senior Floating Rate Notes. Our EUR 125 million Senior Floating Rate Notes were redeemed on May 15, 2007. On May 16, 2007 we issued new floating rate Senior Notes due November 2014 in the aggregate principal amount of EUR 150.0 million. We have significant debt service obligations in respect of the Senior Notes. The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.  Net cash proceeds from the issuance of new shares of our Class A Common Stock of US$ 168.6 million in March 2006 significantly reduced our net debt at that time and provided a useful source of funds to allow investment flexibility, including acquisitions better suited to equity rather than debt financing.  On July 21, 2006, we entered into a five-year EUR 100.0 million revolving loan facility (the EBRD Loan Agreement), which, once fully drawn, can be used for general corporate purposes to further increase our financing flexibility, and will reduce our average cost of debt.  The full amount of the facility was drawn on April 18, 2007 and subsequently repaid on June 1, 2007 and remains available for re-drawing.

Our future cash needs will depend on our overall financial performance, debt service requirements under the Senior Notes, the EBRD Loan Agreement as well as under other indebtedness incurred by us as well as any future acquisition, investment and development decisions.  Our ability to raise further funds through external debt facilities depends on our satisfaction of leverage ratios under the Senior Notes, which are also incorporated into the drawing conditions of the EBRD Loan Agreement.  In the short-term we are able to fund our operations from cash generated from operations, our current cash resources (US$ 116.7 million, at June 30, 2007) and available undrawn credit facilities (US$ 251.2 million, at June 30, 2007).

We expect to invest US$ 75-80 million on capital expenditure in 2007 and approximately US$ 10 million in furthering the development of our non-broadcast operations. Any further significant acquisitions could be financed through the issues of additional external debt or equity depending on prevailing market conditions at the time.

Our Croatia operations continue to require funding to improve our ratings performance and increase our market share.  We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 26.0 million during 2007, and have provided US$ 5.1 million in cash funding to Nova TV (Croatia) in the three months ended June 30, 2007. Our Ukraine (KINO, CITI) operations continue to require funding in order to achieve improved ratings and market share.  We expect the funding required to support KINO and CITI to be in excess of US$ 7.0 million during 2007, and have provided US$ 3.0 million in cash funding to KINO and CITI in the three months ended June 30, 2007.

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

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998.  As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of an amount equivalent to EUR 4.5 million  (approximately US$ 6.1 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus.  On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest.  Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid.  On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the

Index

assessment to an amount equivalent to EUR 2.7 million (approximately US$ 3.6 million) in aggregate principal amount.  Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities to defer the demand for payment until a final judgment has been issued, and the tax authorities have so agreed.  On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities.  The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. The Slovenian Supreme Court denied the appeal in June 2007 and remanded the case back to the tax authorities. We do not have a provision in our financial statements in relation to this legal action.

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

We believe our critical accounting policies relate to program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies.  These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  There have been no significant changes in our critical accounting policies since December 31, 2006.

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

We recognize interest accrued and penalties related to unrecognized tax benefits within the provision for income taxes. As at January 1, 2007, we accrued US$ 1.8 million in respect of interest and penalties, of which US$ 1.5 million was accounted for as a reduction to retained deficit.

Index

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 503.3 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 507.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at June 30, 2007 was a US$ 0.5 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Part I, Item 1, Note 5).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at June 30, 2007, we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and four tranches of debt which were maintained with a fixed interest rate.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Index

Interest Rate Table as at June 30, 2007

Expected Maturity Dates	2007	2008	2009	2010	2011	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	245,000
Average interest rate (%)	-	-	-	-	-	8.25%
Variable rate	-	-	-	-	-	150,000
Average interest rate (%)	-	-	-	-	-	5.80%

Total debt in US$ (000's)
Fixed rate	-	-	1,700	-	-	-
Average interest rate (%)	-	-	9.00%	-	-	-

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	250,000	-	-	-	-	-
Average interest rate (%)	4.65%	-	-	-	-	-

Variable Interest Rate Sensitivity as at June 30, 2007

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at June 30, 2007 (US$ 000's)	Interest Rate as at June 30, 2007	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

202,566 (EUR 150.0 million)	5.80%	11,743	13,768	15,794	17,820	19,845	21,871
11,760 (CZK 250.0 million)	4.65%	547	664	782	900	1,017	1,135
Total		12,290	14,443	16,576	18,719	20,863	23,006

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Croatia

Global Communications Disputes

On October 29, 2004, OK filed suit against Global Communications d.o.o. claiming approximately HRK 53.0 million (approximately US$ 9.8 million) in damages.  Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK.  Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”).  Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia).  On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided.  Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls, an independent television audience measurement service operating in Croatia.  In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered.  OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed.  Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 12.5 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error.  Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim.  Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied.  The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense.  We have also appealed this decision. We have accrued for the amounts we expect to be ultimately payable as a result of having commenced settlement negotiations with Global Communications. Any such settlement would also include a settlement of the former shareholder dispute described below.

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party.  Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit).  Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 108.2 million). The first hearing has been scheduled for September 24, 2007.

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

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK.  Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006.  On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. Our appeal against this decision was denied on May 8, 2007. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we have commenced settlement negotiations with the former shareholders of OK.

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (MMTV), against MMTV, a subsidiary of CME Media Enterprises B.V.  In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29.0 million (approximately US$ 0.2 million)) plus accrued interest.  On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.1 million) plus interest as well as costs.  On September 24, 2004, MMTV filed an appeal against the judgment.  On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. A hearing has been scheduled for September 4, 2007.  We do not believe that Mrs. Meglic will prevail and will continue to defend the claim.

Index

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On October 13, 2005, Igor Kolomoisky filed a lawsuit against Alexander Rodnyansky and Studio 1+1 in a district court in Kiev.  Our Ukrainian affiliate Intermedia was joined in the proceedings as a “third party”.  Igor Kolomoisky was attempting to enforce what he alleges was a binding oral agreement with Alexander Rodnyansky to purchase the latter’s 70.0% interest in Studio 1+1 for consideration of US$ 70.0 million and to transfer that interest to Igor Kolomoisky on receipt of a prepayment of US$ 2.0 million.  The lawsuit arose from abortive negotiations among Igor Kolomoisky, Alexander Rodnyansky and Boris Fuchsmann for the acquisition by Igor Kolomoisky of the totality of interests in the Studio 1+1 Group held by Alexander Rodnyansky and Boris Fuchsmann, subject to Igor Kolomoisky assuming all of their obligations under our existing partnership arrangements.  On August 16, 2006, the district court in Kiev ruled in favor of Igor Kolomoisky and found that he is entitled to the 70% interest in Studio 1+1 held by Alexander Rodnyansky. Our Ukrainian affiliate Intermedia and Alexander Rodnyansky filed appeals against this decision.

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

On April 4, 2007 the Supreme Court of Ukraine agreed to hear an extraordinary appeal from Igor Kolomoisky against the decision made on February 28, 2007 and the decision of the Court of Appeals of the city of Kiev made on October 31, 2006.  At a hearing on May 25, 2007, the Supreme Court denied this extraordinary appeal.  As a result of this decision, Igor Kolomoisky has no further rights to pursue this claim against Rodnyansky in the Ukrainian courts.

On December 23, 2005, we initiated proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann in order to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60% interest in Studio 1+1 through a subsidiary organized in Ukraine.  Initiation of this proceeding followed protracted negotiations with our partners to restructure following confirmation from the Ukraine Media Council that our proposed ownership structure would not be in violation of restrictions on foreign ownership contained in the Ukraine Media Law, which restricts direct (but not indirect) investment by foreign persons in Ukrainian broadcasters to 30%.  On January 12, 2006, the Ukraine parliament adopted an amended version of the Ukraine Media Law that clarifies the absence of any restriction on indirect foreign ownership of television broadcasters.  This amended Ukraine Media Law came into force in March 2006.  Our partners have acknowledged an obligation to restructure upon the entry into force of these amendments. Our partners have entered into certain agreements to implement the restructuring of the ownership of the Ukrainian operations of the Studio 1+1 Group.  Following the completion of the transactions reflected in these agreements and the registration of the charter of Studio 1+1 amended to reflect the new ownership of Studio 1+1, our ownership interest in Studio 1+1 (direct and indirect) will be 60%. Upon successful completion of the restructuring, we will terminate the proceedings initiated against our partners in December 2005.

Ongoing ancillary litigation to enjoin transactions related to the ownership of Studio 1+1 has been initiated by third parties who are not direct parties in interest to legal proceedings initiated by Igor Kolomoisky against Alexander Rodnyansky.  The state registrar in the district administration in Kiev where charters are registered has declined to register amendments to the charter of Studio 1+1, including in respect of the restructured ownership agreed with our partners (see Part 1, Item 1, Note 1, Ukraine (Studio 1+1)) on the basis of injunctions that have been lodged by such third parties.  We do not believe that there is any legal basis for permitting such injunctions to be enforced or for refusing to register the amended charter of Studio 1+1 and have initiated a lawsuit against the district administration in Kiev to compel it to register the amendments to the Studio 1+1 charter.  A hearing in this matter is scheduled for August 2, 2007.

Index

Item 1A.  Risk Factors

This Report on Form 10-Q for the period ended June 30, 2007, contains forward-looking statements that involve risks and uncertainties  See “Forward-looking Statements” in Part I, Item 2. Our actual results in the future could differ materially from those anticipated in these forward-looking statements  as a result of certain factors, including the risks described below and elsewhere in this Report on Form 10-Q.

Risks Relating to our Operations

We do not have management control of our affiliate in Ukraine

We own our operations in Ukraine jointly with our partners through subsidiaries and affiliates.  In Studio 1+1, we hold only an indirect 18% ownership interest. As a result, we do not have an ownership interest that is sufficient to allow us to assert management control or unilaterally direct the strategies, operations and financial decisions of this company.  Therefore, our ability to implement all financial reporting and management processes that exist in our other operations requires the active cooperation of our partners. Their consent is also required for decisions affecting the sale of advertising and sponsorship, acquisition of programming, investment in production, scheduling decisions, the retention and dismissal of key employees as well as other operational issues, including ensuring compliance with relevant tax and other obligations of Studio 1+1. Our inability to obtain any required consent may result in Studio 1+1 being in breach of such tax or other obligations or may result in decisions being adopted that do not fully reflect our strategic objectives.  In the absence of such consent, we may not be able to cause Studio 1+1 to adopt decisions in respect of the advertising and sponsorship also, programming, production, scheduling, personnel or otherwise that we believe are necessary in order to respond to competitive market dynamics in Ukraine for audience share and advertising, which may have an adverse impact on our financial position, results of operations and cash flows.

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

In order to maintain and increase our advertising sales, it will be necessary to fully implement our advertising sales strategy in the Czech Republic (see Part I, Item 2, “Analysis of Segment Results, Czech Republic”) and to respond successfully to changes in other factors affecting advertising sales generally, especially in Ukraine, in order to maintain and increase our advertising sales. Any decline in advertising sales due to a failure to respond to such changes or to successfully implement the advertising sales strategies, could have a material adverse effect on our financial position, results of operations and cash flows.

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

We may not be aware of all related party transactions; such transactions may involve risks of conflicts of interest and of concluding transactions on less favorable terms than could be obtained in arms length transactions

In Romania and Ukraine, the local shareholders and/or general directors of our television operating companies are individuals with other business interests in those countries, including interests in television and other media related companies.  Our operating companies’ transacting with such companies, whether or not we are aware that our local shareholders and general directors have an interest in such companies, may present conflicts of interests which may in turn result in the conclusion of transactions on terms that are not arms length. In addition, some related party receivables have been collected more slowly than unrelated third party receivables, which has resulted in slower cash flow to our operating companies. It is likely that our subsidiaries will continue to enter into related party transactions in the future. As a result, there is a risk that some related party transactions may be entered into on terms that are not arms length, which may result in a negative impact on results of operations and cash flows. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes and the EBRD Loan Agreement.

Index

We may not be able to prevent our general directors from entering into transactions that are outside their authority and not in the best interests of shareholders

The general directors of our operating companies have significant management authority on a local level, subject to the overall supervision by the corresponding company board of directors.  In the past our internal controls have detected transactions that have been concluded by a general director acting outside his authority.  Internal controls are not able to prevent a general director from acting outside his authority, particularly if a related party relationship remains undisclosed to us.  There is therefore a risk that a general director may act outside his authority and that our operating companies will enter into transactions that are not duly authorized.  Unauthorized transactions may not be in the best interests of our shareholders and may have an adverse impact on our results of operations and cash flows.

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

Index

Our operating results are dependent on general economic conditions

The results of our operations rely heavily on advertising revenue and demand for advertising is affected by prevailing general economic conditions.  Adverse economic conditions generally and downturns in the economies of our operating countries specifically are likely to negatively impact the advertising industries in those countries and, consequently, the results of our operations.  In addition, disasters, acts of terrorism, civil or military conflicts or general political uncertainty may create economic uncertainty that reduces advertising spending.  Although recently there has been growth in the economies of our operating countries, there can be no assurance that this trend will continue or that any such improvement in general economic conditions will generate increased advertising revenue for our group.  Global and local downturns in the general economic environment may cause our customers to reduce the amounts they spend on advertising, which could result in a decrease in demand for our advertising airtime.  This would adversely affect our business, financial condition, results of operations and cash flows.

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

Our operations are subject to significant changes in technology that could adversely affect our business

Countries in which we have operations have plans to migrate from analogue terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with differing time frames and regulatory regimes.  The specific timing and approach to implementing such plans to be employed in our markets is not fully known and we cannot predict the timing or effect of such migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast if such additional rights or licenses should be required under any relevant regulatory regime.  We may be required to commit substantial financial and other resources to the implementation of new technologies.  We may be required to make substantial additional capital investment in order to implement digital terrestrial broadcasting and the use of alternative distribution systems may require us to acquire additional distribution and content rights. We may not have access to resources sufficient to make such investments when required.

Index

The television broadcasting industry may be affected by rapid innovations in technology.  The implementation of new technologies and the introduction of broadcasting distribution systems other than analogue terrestrial broadcasting, such as digital broadcasting, cable and satellite distribution systems, the internet, video-on-demand and the availability of television programming on portable digital devices, have fragmented television audiences in more developed markets and could adversely affect our businesses.  In addition, compression techniques and other technological developments allow for expanded programming offerings to be offered to highly targeted audiences.  Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms.  Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems.  In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming.  Any requirement for substantial further investment for digitalization or to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Relating to our Financial Position

Our increased debt service obligations following the issuance of the Senior Notes may adversely affect our business

Our leverage has been significantly increased with the issuance of the Senior Notes (see Part I, Item 1, Note 5). As a result, we have significant debt service obligations and we are restricted in the manner in which our business is conducted.  Our high leverage could have important consequences to our business and results of operations, including but not limited to the following: our vulnerability to a downturn in our business or economic and industry conditions has increased; our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements has been limited.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage; a substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes; and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate has been limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment.  Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate.  If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to competitive pressures or other unanticipated developments, we may need to obtain additional financing.  Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements.  In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indentures pursuant to which our Senior Notes were issued in 2005 (the “2005 Indenture”) and in 2007 (the “2007 Indenture”) or pursuant to the terms of the EBRD Loan Agreement (see Part I, Item 1, Notes 5 and 11).  Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock.  Furthermore, such financings may not be available on acceptable terms.

Index

Under the Senior Notes and the EBRD Loan Agreement, we have pledged shares in our two principal subsidiary holding companies that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business

Pursuant to the terms of the 2005 Indenture, the 2007 Indenture and the EBRD Loan Agreement, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1.  If we were to default on the 2005 Indenture, the 2007 Indenture or the EBRD Loan Agreement, the trustees under our Indentures or the EBRD would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under our Indentures or the EBRD Loan Agreement.

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

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the US dollar but a significant portion of our consolidated revenues and costs, including programming rights expenses and interest on debt, are in other currencies.  Furthermore, the functional currency of our operations in Romania and Ukraine is the US dollar.  This is subject to annual review and new circumstances that may be identified during these annual reviews may result in use of functional currencies in these markets that differ from our reporting currency.  In addition, our Senior Notes are denominated in Euros.  We have not attempted to hedge the Senior Notes.  We have in the past and may therefore in the future continue to experience significant gains and losses on the translation of the Senior Notes into US dollars due to movements in exchange rates between the Euro and the US dollar.

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

Our holding company structure may limit our access to cash

We are a holding company and we conduct our operations through subsidiaries and affiliates.  The primary internal source of our cash to fund our operating expenses as well as service our existing and future debt depends on debt repayments from our subsidiaries, the earnings of our operating subsidiaries, earnings generated from our equity interest in certain of our affiliates and distributions of such earnings to us.  Substantially all of our assets consist of ownership of and loans to our subsidiaries and affiliates.  We currently rely on the repayment of intercompany indebtedness and the declaration of dividends to receive distributions of cash from our operating subsidiaries and affiliates.  The distribution of dividends is generally subject to conformity with requirements of local law, including the funding of a reserve account and, in certain instances, the affirmative vote of our partners.  If our operating subsidiaries or affiliates are unable to distribute to us funds to which we are entitled, we may be unable to cover our operating expenses.  Such inability would have a material adverse effect on our results of operations.

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

Enforcement of civil liabilities and judgments may be difficult

Central European Media Enterprises Ltd. is a Bermuda company, and substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States of America.  In addition, several of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of such persons are or may be located outside the United States.  As a result, investors may be unable to effect service of process within the United States upon such persons, or to enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal and state securities laws.  There is uncertainty as to whether the courts of Bermuda and the countries in which we operate would enforce (i) judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the United States federal and state securities laws or (ii) in original actions brought in such countries, as applicable, liabilities against us or such persons predicated upon the United States federal and state securities laws.

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

Index

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

Our share price may be adversely affected by potential future issuances and sales of our shares

As at June 30, 2007, we have a total of 1.0 million options to purchase Class A Common Stock outstanding and 0.1 million options to purchase Class B Common Stock outstanding.  An affiliate of PPF holds 3,500,000 unregistered shares of Class A Common Stock.  We cannot predict what effect, if any, the issuance of shares underlying options, the entry into trading of such unregistered shares or any future sales of our shares will have on the market price of our shares.  If more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

The risks described here are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

The following are the results of voting by shareholders present or represented at the Annual General Meeting of Shareholders on June 5, 2007.

a. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of the Company until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified.  The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

	For	Withheld

Ronald S. Lauder	82,659,508	2,816,548
Michael Garin	85,379,243	2,615,038
Frank Ehmer	82,861,018	2,817,418
Charles R. Frank, Jr	82,658,638	243,309
Herbert A. Granath	85,232,747	96,813
Herbert Kloiber	79,804,852	5,671,204
Alfred W. Langer	85,232,747	243,309
Bruce Maggin	85,101,994	374,062
Ann Mather	85,233,017	243,039
Christian Stahl	82,658,738	2,817,318
Eric Zinterhofer	79,591,571	5,884,485

b. The financial statements of the Company for the fiscal year ended December 31, 2006 together with the auditor’s report thereon, were approved, with 85,468,634 votes cast for approval, 1,186 votes cast against approval and 6,256 votes abstaining.

c. The resolution appointing Deloitte & Touche LLP as independent auditors to audit the books of the Company for the fiscal year ended December 31, 2007 and to authorize the directors, acting by the Audit Committee, to approve their fees was approved, with 85,468,634 votes cast for approval, 1,186 votes cast against approval and 6,256 votes abstaining.

Index

Item 6.  Exhibits

a) The following exhibits are attached:

10.63
Purchase Agreement, among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Guarantors and J.P. Morgan Securities Ltd., Lehman Brothers International (Europe) and ING Bank N.V., London Branch as the Initial Purchasers, dated May 9, 2007.

10.64	Amended and Restated Registration Rights Agreement, between Central European Media Enterprises Ltd., and Testora Ltd., dated May 11, 2007.

10.65
Indenture, among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Security Trustee, Principal Paying Agent and Transfer Agent and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated May 16, 2007.

10.66	Sale-Purchase Contract for Shares in Pro TV S.A., between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007.

10.67	Sale-Purchase Contract for Shares in Media Pro International S.A., between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007.

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated August 2, 2007.

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated August 2, 2007.

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated August 2, 2007 (furnished only).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2007	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: August 2, 2007	/s/ Wallace Macmillan
Wallace Macmillan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

10.63
Purchase Agreement, among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Guarantors and J.P. Morgan Securities Ltd., Lehman Brothers International (Europe) and ING Bank N.V., London Branch as the Initial Purchasers, dated May 9, 2007.

10.64	Amended and Restated Registration Rights Agreement, between Central European Media Enterprises Ltd., and Testora Ltd., dated May 11, 2007.

10.65
Indenture, among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Security Trustee, Principal Paying Agent and Transfer Agent and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated May 16, 2007.

10.66	Sale-Purchase Contract for Shares in Pro TV S.A., between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007.

10.67	Sale-Purchase Contract for Shares in Media Pro International S.A., between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007.

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated August 2, 2007

31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated August 2, 2007

32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated August 2, 2007 (furnished only)