Form 10-Q
period 2007-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2007-11-01
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒-

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2007
Class A Common Stock, par value $0.08	35,961,948
Class B Common Stock, par value $0.08	6,312,839

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2007

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$192,569	$145,904
Restricted cash (Note 6)	1,246	4,954
Accounts receivable (net of allowance) (Note 7)	149,540	152,505
Income taxes receivable	3,222	3,053
Program rights, net	72,533	59,645
Other current assets (Note 8)	70,288	47,555
Total current assets	489,398	413,616
Non-current assets
Investments	16,563	19,214
Property, plant and equipment, net (Note 9)	154,996	115,805
Program rights, net	100,222	76,638
Goodwill (Note 4)	1,025,544	905,580
Broadcast licenses, net (Note 4)	230,224	198,730
Other intangible assets, net (Note 4)	131,170	71,942
Other non-current assets (Note 8)	19,420	17,475
Total non-current assets	1,678,139	1,405,384
Total assets	$2,167,537	$1,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$169,624	$119,717
Duties and other taxes payable	42,921	31,707
Income taxes payable	12,531	12,434
Credit facilities and obligations under capital leases (Note 11)	13,371	13,057
Dividends payable to minority shareholders in subsidiaries	2,983	-
Deferred consideration – Croatia	-	4,010
Deferred consideration – Ukraine	-	200
Deferred tax	4,213	1,836
Total current liabilities	245,643	182,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	5,886	6,359
Senior Notes (Note 5)	560,045	487,291
Income taxes payable	4,719	3,000
Deferred tax	76,614	58,092
Other non-current liabilities	11,819	19,342
Total non-current liabilities	659,083	574,084
Commitments and contingencies (Note 18)
Minority interests in consolidated subsidiaries	15,780	26,189
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2006 – nil)	-	-
35,916,948 shares of Class A Common Stock of $0.08 each (December 31, 2006 – 34,412,138)	2,877	2,753
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2006 – 6,312,839)	505	505
Additional paid-in capital	1,048,924	931,108
Accumulated deficit	(19,372)	(31,730)
Accumulated other comprehensive income	214,097	133,130
Total shareholders’ equity	1,247,031	1,035,766
Total liabilities and shareholders’ equity	$2,167,537	$1,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues	$174,836	$112,482	$539,032	$388,825
Operating costs	27,166	22,073	83,767	71,087
Cost of programming	65,909	47,920	215,035	149,188
Depreciation of station property, plant and equipment	8,768	6,080	23,347	17,841
Amortization of broadcast licenses and other intangibles (Note 4)	6,595	5,015	16,922	13,967
Cost of revenues	108,438	81,088	339,071	252,083
Station selling, general and administrative expenses	17,609	16,481	49,089	45,188
Corporate operating costs	13,839	8,342	30,087	24,019
Impairment charge	-	-	-	748
Operating income	34,950	6,571	120,785	66,787
Interest income	1,180	1,554	4,326	4,748
Interest expense	(11,883)	(11,066)	(42,717)	(32,921)
Foreign currency exchange (loss) / gain, net	(23,300)	6,018	(28,552)	(25,469)
Change in fair value of derivatives (Note 12)	(8,555)	(881)	3,497	(2,757)
Other expense	(6,513)	(412)	(13,272)	(793)
(Loss) / income before provision for income taxes, minority interest, equity in loss of unconsolidated affiliates and discontinued operations	(14,121)	1,784	44,067	9,595
Provision for income taxes	(131)	(1,235)	(18,609)	(8,811)
(Loss) / income before minority interest, equity in loss of unconsolidated affiliates and discontinued operations	(14,252)	549	25,458	784
Minority interest in income of consolidated subsidiaries	(4,511)	(461)	(9,881)	(7,178)
Equity in loss of unconsolidated affiliates	-	-	-	(730)
Gain on sale of unconsolidated affiliate	-	6,179	-	6,179
Net (loss) / income from continuing operations	(18,763)	6,267	15,577	(945)
Discontinued operations (Note 17):
Tax on disposal of discontinued operations (Czech Republic)	-	(2,333)	-	(4,863)
Net loss from discontinued operations	-	(2,333)	-	(4,863)
Net (loss) / income	$(18,763)	$3,934	$15,577	$(5,808)
Currency translation adjustment, net	100,470	3,507	80,967	80,672
Total comprehensive income	$81,707	$7,441	$96,544	$74,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
PER SHARE DATA (Note 15):
Net income / (loss) per share:
Continuing operations – Basic	$(0.45)	$0.15	$0.38	$(0.02)
Continuing operations – Diluted	(0.45)	0.15	0.37	(0.02)
Discontinued operations – Basic	0.00	(0.06)	0.00	(0.12)
Discontinued operations – Diluted	0.00	(0.06)	0.00	(0.12)
Net income / (loss) – Basic	(0.45)	0.09	0.38	(0.14)
Net income / (loss) – Diluted	$(0.45)	$0.09	$0.37	$(0.14)

Weighted average common shares used in computing per share amounts (000’s):
Basic	41,489	40,651	41,077	39,792
Diluted	41,489	41,188	41,553	39,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48	-	-	-	-	-	(3,219)	-	(3,219)
BALANCE, upon the adoption of FIN 48	34,412,138	$2,753	6,312,839	$505	$931,108	$(34,949)	$133,130	$1,032,547
Stock-based compensation	-	-	-	-	4,610	-	-	4,610
Shares issued, net of fees	1,275,227	102	-	-	109,751	-	-	109,853
Stock options exercised	274,583	22	-	-	3,455	-	-	3,477
Net income	-	-	-	-		15,577	-	15,577
Currency translation adjustment	-	-	-	-	-		80,967	80,967
BALANCE, September 30, 2007	35,961,948	$2,877	6,312,839	$505	$1,048,924	$(19,372)	$214,097	$1,247,031

	Class A Common Stock		Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$754,061	$(52,154)	$(24,394)	$680,553
Stock-based compensation	-	-	-	-	2,385	-	-	2,385
Stock options exercised	95,450	8	100,000	8	3,608	-	-	3,624
Shares issued, net of fees	2,530,000	202	-	-	168,397	-	-	168,599
Conversion of Class B to Class A Common Shares	753,694	61	(753,694)	(61)	-	-	-	-
Net loss	-	-	-	-	-	(5,808)	-	(5,808)
Currency translation adjustment	-	-	-	-	-	-	80,672	80,672
BALANCE, September 30, 2006	34,412,138	$2,753	6,312,839	$505	$928,451	$(57,962)	$56,278	$930,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$15,577	$(5,808)
Adjustments to reconcile net income / (loss) to net cash generated from operating activities:
Loss from discontinued operations (Note 17)	-	4,863
Equity in loss of unconsolidated affiliates, net of dividends received	-	730
Gain on sale of unconsolidated affiliate	-	(6,179)
Depreciation and amortization	165,889	111,443
Impairment charge	-	748
Loss on disposal of fixed asset	-	1,503
Stock-based compensation (Note 14)	4,098	2,385
Minority interest in income of consolidated subsidiaries	9,881	7,178
Change in fair value of derivative instruments	(3,497)	2,757
Foreign currency exchange loss, net	28,552	25,469
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	11,616	15,248
Program rights	(170,610)	(110,315)
Other assets	(7,430)	(987)
Accounts payable and accrued liabilities	27,319	8,371
Income taxes payable	557	(5,663)
Deferred taxes	4,202	4,600
VAT and other taxes payable	9,735	11,564
Net cash generated from continuing operating activities	95,889	67,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(46,277)	(31,767)
Proceeds from disposal of property, plant and equipment	123	19
Investments in subsidiaries and unconsolidated affiliates	(142,709)	(69,470)
Repayment of loans and advances to related parties	400	400
Net cash used in continuing investing activities	(188,463)	(100,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	177,515	35,878
Payment of credit facilities and capital leases	(182,391)	(74,773)
Net proceeds from issuance of Senior Notes	199,400	-
Redemption of Senior Notes	(169,010)	-
Proceeds from exercise of stock options	3,477	3,624
Issuance of shares of Class A Common Stock	109,853	168,599
Excess tax benefits from share-based payment arrangements	512	-
Dividends paid to minority shareholders	(2,910)	(1,101)
Net cash received from continuing financing activities	136,446	132,227

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(2,164)	(1,690)
Impact of exchange rate fluctuations on cash	4,957	(4,782)

Net increase in cash and cash equivalents	46,665	92,844
CASH AND CASH EQUIVALENTS, beginning of period	145,904	71,658
CASH AND CASH EQUIVALENTS, end of period	$192,569	$164,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At September 30, 2007, we had television operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at September 30, 2007 were:
Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CME Media Investments, s.r.o.	100.0%	Czech Republic	Subsidiary
VILJA, a.s.	100.0%	Czech Republic	Subsidiary
CET 21 spol., s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
ERIKA a.s.	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL a.s.	100.0%	Czech Republic	Subsidiary
HARTIC, a.s.	100.0%	Czech Republic	Subsidiary
Galaxie sport s r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary

Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision SRL (“Media Vision”)	95.0%	Romania	Subsidiary
MPI Romania B.V.	95.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media SRL (“Sport.ro”)	95.0%	Romania	Subsidiary
Media Pro B.V.	10.0%	Netherlands	Cost investment
Media Pro Management S.A.	8.7%	Romania	Cost investment

A.R.J. a.s.	100.0%	Slovak Republic	Subsidiary
Media Invest s.r.o. (“Media Invest”)	100.0%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
GAMATEX spol. s r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M., a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o	42.0%	Slovenia	Equity-Accounted Affiliate
MTC Holding d.o.o.	24.0%	Slovenia	Equity-Accounted Affiliate (in liquidation)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)

Ukrainian Media Services LLC (“UMS”)	99.9%	Ukraine	Subsidiary
International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
TV Media Planet Ltd.	60.0%	Cyprus	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	60.0%	Ukraine	Subsidiary

Ukrpromtorg -2003 LLC (“Ukrpromtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate
Tor LLC (“Tor”)	60.4%	Ukraine	Subsidiary
Zhysa LLC (“Zhysa”)	60.4%	Ukraine	Subsidiary

CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary
CME Romania B.V.	100.0%	Netherlands	Subsidiary
CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary

CME SR d.o.o.	100.0%	Serbia	Subsidiary (in liquidation)
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
CME Development Corporation	100.0%	Delaware	Subsidiary

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

Romania

We own a 95.0% interest in each of Pro TV, MPI and Media Vision, a production, dubbing and subtitling company.  The remaining shares of each of these companies are owned by companies, or individuals associated with, Adrian Sarbu, our Chief Operating Officer.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA and SPORT.RO channels. These licenses expire on various dates between November 2007 and September 2016.

We own 10.0% of Media Pro BV and 8.7% of Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Mr. Sarbu. Media Pro comprises a number of companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio in Romania.

Slovak Republic

We own 100.0% of Markiza, which holds a national terrestrial broadcast license for the Slovak Republic that expires in September 2019.

Slovenia

We own 100.0% of Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100.0% interest in each of Pop TV, which holds the licenses for the POP TV network, and Kanal A, which holds the licenses for the KANAL A network.  All such licenses expire in August 2012.

Ukraine (Studio 1+1)

The Studio 1+1 Group is comprised of several entities in which we hold direct or indirect interests.  We hold a 60.0% voting and economic interest in each of Studio 1+1, Innova, IMS and TV Media Planet.  Innova owns 100.0% of Inter-Media, a Ukrainian company, which in turn holds a 30.0% voting and economic interest in Studio 1+1. In addition, we hold a 99.9% interest in UMS, which owns a 42.0% direct voting and economic interest in Studio 1+1, the license holder for the STUDIO 1+1 channel.  The license covering fifteen hours including prime time expires in December 2016.  The second license for the remaining nine hours expires in 2014.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and nine months ended September 30, 2007 should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 31, 2006.  Our significant accounting policies have not changed since December 31, 2006, except as noted below.

In the opinion of management, the accompanying condensed interim unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

As a result of the implementation of FIN 48, we recognized a liability of approximately US$ 2.0 million for unrecognized tax benefits, of which US$ 1.7 million was accounted for as a reduction to accumulated retained deficit as at January 1, 2007. The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 2.0 million, all of which would reduce the effective tax rate accordingly.

We recognize interest accrued and penalties related to unrecognized tax benefits within the provision for income taxes. As at January 1, 2007, we accrued US$ 1.8 million in respect of interest and penalties, of which US$ 1.5 million was accounted for as a reduction to accumulated retained deficit.

Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions including the United States. As at January 1, 2007, analyzed by major tax jurisdictions, the Company’s subsidiaries are no longer subject to income tax examinations for years before:

Jurisdiction	Year
Croatia	2003
Czech Republic	2002
Germany	2000
Netherlands	2004
Romania	2002
Slovak Republic	2001
Slovenia	2001
Ukraine	2003
United States	2001

Since January 1, 2007, the German tax authorities concluded an income tax audit of our German subsidiary covering the years up to and including 2004, and determined that no material additional amounts of income tax were payable for such periods.  Therefore, years before 2005 are no longer subject to income tax examination in Germany.

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

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 gives entities the option to prospectively measure many financial instruments and certain other items at fair value in the balance sheet with changes in the fair value recognized in the income statement. FAS 159 is effective for fiscal years beginning after November 15, 2008, although entities may elect to adopt the statement early. We are currently evaluating the impact of the adoption of FAS 159 on our financial position and results of operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.  ACQUISITIONS AND DISPOSALS

Romania

Acquisition of additional interest – Sport.ro

On December 14, 2006, we acquired 20.0% of Sport.ro from Silviu Prigoana for cash consideration of EUR 2.0 million (approximately US$ 2.6 million).  Sport.ro operated a sports-oriented channel focusing on local and international football, international boxing and a number of local Romanian sports.

On February 20, 2007, we acquired control of Sport.ro by acquiring an additional 50.0% interest from Nolsom Limited for cash consideration of EUR 4.2 million (approximately US$ 5.3 million).  We acquired the remaining 30.0% of Sport.ro, also from Nolsom Limited, on March 15, 2007 for cash consideration of EUR 2.5 million (approximately US$ 3.1 million).

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

Acquisition of additional interest –Media Vision, MPI and Pro TV

On May 16, 2007, we acquired an additional 20.0% of Media Vision and subsequently on June 1, 2007 we acquired an additional 5.0% of Pro TV and MPI from companies owned by, or individuals associated with, Adrian Sarbu, for aggregate consideration of US$ 51.6 million including acquisition costs. The purchase price was based upon an independent valuation report.  We now own 95.0% voting and economic interests in Pro TV, MPI and Media Vision.  We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Mr. Sarbu has the right to sell the remaining shareholding in Pro TV and MPI  that he holds personally to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided, that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at September 30, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

Slovak Republic

Acquisition – Media Invest

On July 13, 2007 we purchased 100% of Media Invest from Jan Kovacik for cash consideration of SKK 1.9 billion (approximately US$ 78.5 million). Media Invest owns a 20.0% voting and economic interest in Markiza. Following this acquisition, we now have a 100.0% voting and economic interest in Markiza.

We performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets as at July 13, 2007 which is complete subject to the completion of detailed analysis of potential tax liabilities in Media Invest.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Fair Value on Acquisition

Property Plant and Equipment	2,590
Intangible assets subject to amortization (1)	46,906
Intangible assets not subject to amortization (2)	2,405
Goodwill (3)	26,334
Deferred tax liability	(9,860)
Minority interest	10,268
Total purchase price (4)	$78,643

(1) The intangible assets subject to amortization comprises US$ 8.7 million relating to television broadcasting licenses which are being amortized over 13 years and  US$ 37.9 million in  customer relationships, which are being amortized over one to fourteen years (weighted average: 13.8 years).

(2) Intangible assets not subject to amortization comprise trademarks.

(3) No goodwill is expected to be deductible for tax purposes.

(4) Total purchase price includes US$ 0.1 million of capitalized acquisition costs.

Croatia

Acquisition- Internet Dnevnik

On June 6, 2007, we purchased 76.0% of Internet Dnevnik d.o.o from Zeljko Anderlon and Dario Markus for cash consideration of EUR 0.5 million (US$ 0.7 million). Internet Dnevnik d.o.o operates the largest blogging website in Croatia, Blog.hr.

Ukraine (KINO, CITI)

Acquisition- Tor and Zhysa

On June 21, 2007, we completed the acquisition of a 60.4% interest in each of Tor and Zhysa from Dertus Finance Group Limited for total consideration of US$ 3.1 million including acquisition costs. Zhysa and Tor are regional broadcasters in Ukraine.

We have completed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities and have allocated US $ 0.3 million to broadcast licenses and US $ 3.0 million to goodwill. Professional estimates of the fair value of land and buildings are still outstanding and the value of goodwill may be adjusted in future periods to reflect this.

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

Goodwill:

Goodwill by operating segment as at September 30, 2007 and December 31, 2006 is summarized as follows:

	Balance December 31, 2006	Additions	Foreign currency movement	Balance September 30, 2007

Croatia	$-	$712	$40	$752
Czech Republic	823,786	-	59,398	883,184
Romania	31,130	26,285	-	57,415
Slovak Republic	25,483	26,335	2,928	54,746
Slovenia	16,458	-	1,257	17,715
Ukraine (STUDIO 1+1)	4,096	-	-	4,096
Ukraine (KINO, CITI)	4,627	3,009	-	7,636
Total	$905,580	$56,341	$63,623	$1,025,544

Broadcast licenses:

The net book value of our broadcast licenses as at September 30, 2007 and December 31, 2006 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2006	$26,344	$172,386	$198,730
Additions	23,321	8,974	32,295
Amortization	-	(12,982)	(12,982)
Foreign currency movements	705	11,476	12,181
Balance, September 30, 2007	$50,370	$179,854	$230,224

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely. These licenses are subject to annual impairment reviews.  Our licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, between two and ten years. Our license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years.  Our license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over thirteen years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The gross value and accumulated amortization of amortized broadcast licenses was as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Gross value	$225,336	$201,994
Accumulated amortization	(45,482)	(29,608)
Total net book value	$179,854	$172,386

Other intangible assets:

The net book value of our other intangible assets as at September 30, 2007 and December 31, 2006 is summarized as follows:

	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2006	$44,026	$27,213	$703	$71,942
Additions	12,192	46,554	425	59,171
Amortization	(186)	(3,363)	(391)	(3,940)
Foreign currency movements	2,010	1,938	49	3,997
Balance, September 30, 2007	$58,042	$72,342	$786	$131,170

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, one to fourteen years.  Other than the trademark acquired with Sport.ro, which has an economic life of, and is being amortized on a straight line basis over, two years, trademarks have an indefinite life.

The gross value and accumulated amortization of other intangible assets was as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Gross value	$140,429	$76,695
Accumulated amortization	(9,259)	(4,753)
Total net book value	$131,170	$71,942

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5.  SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying Value		Fair Value
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006

EUR 245.0 million 8.25% Senior Notes	$347,370	$322,666	$363,002	$353,722
EUR 125.0 million Floating Rate Senior Notes	-	164,625	-	170,181
EUR 150.0 million Floating Rate Senior Notes	212,675	-	202,042	-
	$560,045	$487,291	$565,044	$523,903

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

On May 16, 2007 we issued floating rate senior notes due May 2014 (the “2014 Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) in the aggregate principal amount of EUR 150.0 million, which bear interest at six-month EURIBOR plus 1.625% (5.80% was applicable at September 30, 2007).

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at September 30, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

2014 Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the 2014 Floating Rate Notes as at September 30, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

6.  RESTRICTED CASH

Restricted cash consists of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Croatia	$417	$4,183
Slovenia	780	724
Ukraine (STUDIO 1+1)	49	47
Total restricted cash	$1,246	$4,954

Restricted cash held in escrow in Croatia was paid out to the former owners of our Croatia operations on May 11, 2007.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2007 and December 31, 2006:
	September 30, 2007	December 31, 2006
Trading:
Third-party customers	$158,020	$156,701
Less: allowance for bad debts and credit notes	(13,860)	(11,472)
Related parties	5,522	7,655
Less: allowance for bad debts and credit notes	(266)	(798)
Total trading	$149,416	$152,086

Other:
Third-party customers	$240	$359
Less: allowance for bad debts and credit notes	(116)	(103)
Related parties	61	454
Less: allowance for bad debts and credit notes	(61)	(291)
Total other	$124	$419

Total accounts receivable	$149,540	$152,505

At September 30, 2007, CZK 294 million (approximately US$ 15.1 million) (December 31, 2006: CZK 600.0 million, approximately US$ 30.8 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 11).

8.  OTHER ASSETS

Other current and non-current assets consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Current:
Prepaid programming	$40,832	$23,072
Other prepaid expenses	14,737	13,177
Deferred tax	1,966	2,124
VAT recoverable	3,600	2,562
Loan to related party	600	600
Capitalized debt costs	3,077	2,908
Other	5,476	3,112
Total other current assets	$70,288	$47,555
Non-current:
Capitalized debt costs	$11,023	$11,264
Loan to related party	1,334	1,603
Deferred tax	4,557	3,443
Other	2,506	1,165
Total other non-current assets	$19,420	$17,475

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes in May 2005 and May 2007 (see Note 5) and are being amortized over the terms of the Senior Notes.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Land and buildings	$74,753	$56,212
Station machinery, fixtures and equipment	140,644	115,238
Other equipment	28,580	21,980
Software licenses	18,581	15,495
Construction in progress	19,487	4,070
Total cost	282,045	212,995
Less: Accumulated depreciation	(127,049)	(97,190)
Total net book value	$154,996	$115,805

Assets held under capital leases (included above)
Land and buildings	$5,965	$5,541
Station machinery, fixtures and equipment	1,344	2,330
Total cost	7,309	7,871
Less: Accumulated depreciation	(1,698)	(1,877)
Net book value	$5,611	$5,994

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Accounts payable	$24,155	$47,447
Programming liabilities	40,111	32,316
Accrued interest payable	15,902	5,375
Deferred income	26,368	3,212
Accrued staff costs	21,950	12,947
Accrued production costs	5,385	7,435
Accrued legal costs	15,769	3,619
Accrued rent costs	1,184	1,163
Authors’ rights	4,767	943
Onerous contracts	1,804	-
Other accrued liabilities	12,229	5,260
Total accounts payable and accrued liabilities	$169,624	$119,717

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following at September 30, 2007 and December 31, 2006:

		September 30, 2007	December 31, 2006
Credit facilities:
Corporate	(a)	$-	$-
Croatia	(b)	-	847
Czech Republic	(c) – (e)	12,839	11,975
Romania	(f)	-	-
Slovenia	(g)	-	-
Ukraine (KINO, CITI)	(h)	1,700	1,703
Total credit facilities		$14,539	$14,525

Capital leases:
Croatia operations, net of interest		$-	$19
Romania operations, net of interest		300	495
Slovak Republic operations, net of interest		96	154
Slovenia operations, net of interest		4,322	4,223
Total capital leases		$4,718	$4,891

Total credit facilities and capital leases		$19,257	$19,416
Less current maturities		(13,371)	(13,057)
Total non-current maturities		$5,886	$6,359

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 141.8 million) arranged by the European Bank for Reconstruction and Development (“EBRD”)  and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 70.9 million) also arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the EBRD Loan for EUR 75.0 million in the aggregate.

We also entered into a supplemental agreement with EBRD on August 22, 2007 to amend the interest rate payable on the EUR 100.0 million facility, as a result of which  the EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount.  The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011.

Covenants contained in the EBRD Loan are similar to those contained in our Senior Notes (see below and Note 5).  In addition, the EBRD Loan’s covenants restrict us from making principal repayments on other new debt of greater than US$ 20.0 million per year for the life of the EBRD Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

The EBRD Loan is a secured senior obligation and ranks pari passu with all existing and future senior indebtedness, including the Senior Notes, and is effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amount drawn is guaranteed by two subsidiary holding companies and is secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of the EBRD Loan restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

There were no drawings under this facility as at December 31, 2006 or September 30, 2007.

Croatia

(b) On March 28, 2007, we repaid EUR 0.6 million (approximately US$ 0.9 million) which was the total amount outstanding to our Croatia operations under two loan agreements with Hypo Alpe-Adria Bank d.d. Following repayment of this loan, the security held by the bank was released.

Czech Republic

(c) As at September 30, 2007, there were no drawings by CET 21 under a four-year credit facility of CZK 1.2 billion (approximately US$ 61.6 million) available until October 31, 2009 with CS.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.95%.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS. On July 10, 2007, CZK 860.0 million (approximately US$ 44.2 million) was drawn down under this facility, of which CZK 260.0 million (approximately US$ 13.4 million) was repaid on July 31, 2007, and CZK 600.0 million (approximately US$ 30.8 million) was repaid on September 14, 2007.

(d) CZK 250.0 million (approximately US$ 12.8 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of April 30, 2008 and bearing interest at the three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at September 30, 2007 was 3.5%, and was outstanding at December 31, 2006 and September 30, 2007. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.

(e) As at September 30, 2007, there were no drawings under a CZK 300.0 million (approximately US$ 15.4 million) factoring facility with Factoring Ceska Sporitelna, a.s. available until March 31, 2010.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) The interest-free loan provided by one of the founding shareholders of Sport.ro was repaid on August 31, 2007.

Slovenia

(g) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 53.2 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at September 30, 2007, EUR 30.0 million (approximately US$ 42.5 million) was available for drawing under this revolving facility and there were no drawings outstanding.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine (KINO, CITI)

(h) Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at September 30, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Total Group

At September 30, 2007, the maturity of our debt (including our Senior Notes) is as follows:

2007	$12,839
2008	-
2009	1,700
2010	-
2011	-
2012 and thereafter	560,045
Total	$574,584

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at September 30, 2007:

2007	$679
2008	1,093
2009	679
2010	471
2011	949
2012 and thereafter	2,967
$6,838
Less: amount representing interest	(2,120)
Present value of net minimum lease payments	$4,718

12.  FINANCIAL INSTRUMENTS

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 549.5 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 533.0 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at September 30, 2007 was a US$ 9.0 million liability, an increase of US$ 8.5 million from the liability as at June 30, 2007.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at September 30, 2007 and December 31, 2006.  None were issued and outstanding as at September 30, 2007 and December 31, 2006.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at September 30, 2007 and December 31, 2006.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights.  The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share.  Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Stock-based compensation charged under SFAS 123(R)	$1,494	$967	$4,098	$2,385

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2007 Option Grants

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grants of options to executives to purchase 12,500 shares of our Class A Common Stock, with a vesting period of four years and a contractual life of ten years, on April 2, 2007.

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded grants of options to non-executive directors to purchase an aggregate of 35,000 shares of our Class A Common Stock and 5,000 shares of our Class B Common Stock with a vesting period of one year and a contractual life of five years on June 5, 2007.

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

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and shares of our peers for the preceding 6.25 or 3.00-year period.  We consider this basis to represent the best indicator of expected volatility over the life of the option.  The expected dividend yield for these grants was assumed to be 0%.  The weighted average fair value of all the grants made in the nine months ended September 30, 2007 was US$ 29.08 per option.  In accordance with SFAS 123(R), the fair value of the option grants made in the nine months ended September 30, 2007 less expected forfeitures of US$ 1.5 million is being recognized as an expense in the consolidated statement of operations over the requisite service period of the award.

A summary of option activity for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	1,288,575	$35.51	7.45	$44,443
Granted	52,500	89.77
Exercised	(274,583)	12.66
Forfeited	(21,625)	50.85
Expired	(20,000)	23.00
Outstanding at September 30, 2007	1,024,867	$44.33	7.06	$48,569
Vested or expected to vest at September 30, 2007	954,951	43.63	9.38	45,914
Exercisable at September 30, 2007	440,325	$24.68	6.56	$27,102

The exercise of stock options is expected to generate a net operating loss carryforward in our Delaware subsidiary of US$ 12.2 million. No tax benefit has been recognized in respect of this loss, which will be recorded as an addition to additional paid-in capital when it reduces income tax payable.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2007 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options as of September 30, 2007.  This amount changes based on the fair value of our Common Stock.  The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, respectively, was US$ 19.2 million and US$ 8.4 million, respectively.  As of September 30, 2007, there was US$ 12.0 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.5 years.  Proceeds received from the exercise of stock options was US$ 3.5 million and US$ 3.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net income / (loss) available for common shareholders	$(18,763)	$3,934	$15,577	$(5,808)

Weighted average outstanding shares of common stock (000’s)	41,489	40,651	41,077	39,792
Dilutive effect of employee stock options (000’s)	-	537	476	-
Common stock and common stock equivalents (000’s)	41,489	41,188	41,553	39,792

Net income / (loss) per share:
Basic	$(0.45)	$0.09	$0.38	$(0.14)
Diluted	$(0.45)	$0.09	$0.37	$(0.14)

At September 30, 2007, 228,500 (2006: 407,000) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the three and nine months ended September 30, 2007 and 2006 for condensed consolidated statement of operations data and as at September 30, 2007 and December 31, 2006 for condensed consolidated balance sheet data:

	For the Three Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$7,055	$4,288	$(2,981)	$(4,558)
Czech Republic (TV NOVA, GALAXIE SPORT)	51,140	40,141	25,989	17,234
Romania (2)	44,412	29,298	19,486	11,719
Slovak Republic (MARKIZA TV)	20,286	13,895	5,544	2,408
Slovenia (POP TV, KANAL A)	11,545	9,101	854	1,225
Ukraine (STUDIO 1+1)	39,582	15,578	16,599	(838)
Ukraine (KINO, CITI)	816	181	(1,339)	(1,182)
Total segment data	$174,836	$112,482	$64,152	$26,008

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / (loss) / income before provision for income taxes, minority interest and discontinued operations	$174,836	$112,482	$(14,121)	$1,784
Corporate operating costs	-	-	13,839	8,342
Depreciation of station property, plant and equipment	-	-	8,768	6,080
Amortization of broadcast licenses and other intangibles	-	-	6,595	5,015
Interest income	-	-	(1,180)	(1,554)
Interest expense	-	-	11,883	11,066
Foreign currency exchange loss/(gain), net	-	-	23,300	(6,018)
Change in fair value of derivatives	-	-	8,555	881
Other income	-	-	6,513	412
Total segment data	$174,836	$112,482	$64,152	$26,008

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$24,701	$13,745	$(9,800)	$(11,639)
Czech Republic (TV NOVA, GALAXIE SPORT)	183,203	137,002	99,251	59,569
Romania (2)	135,978	96,938	57,152	39,756
Slovak Republic (MARKIZA TV)	68,615	45,147	23,012	9,258
Slovenia (POP TV, KANAL A)	44,309	34,883	12,243	10,688
Ukraine (STUDIO 1+1)	80,358	62,117	14,794	16,183
Ukraine (KINO, CITI) (3)	1,868	754	(5,511)	(1,736)
Total segment data	$539,032	$390,586	$191,141	$122,079

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$539,032	$388,825	$44,067	$9,595
Corporate operating costs	-	-	30,087	24,019
Depreciation of station property, plant and equipment	-	-	23,347	17,841
Amortization of broadcast licenses and other intangibles	-	-	16,922	13,967
Impairment charge	-	-	-	748
Unconsolidated equity affiliates (4)	-	1,761	-	(1,283)
Interest income	-	-	(4,326)	(4,748)
Interest expense	-	-	42,717	32,921
Foreign currency exchange loss, net	-	-	28,552	25,469
Change in fair value of derivatives	-	-	(3,497)	2,757
Other expense	-	-	13,272	793
Total segment data	$539,032	$390,586	$191,141	$122,079

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.
(2) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.
(3) We acquired our Ukraine (KINO, CITI) operations in January 2006.
(4) Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:
Croatia	$918	$793	$2,650	$2,224
Czech Republic	7,187	5,957	20,337	17,365
Romania	2,703	1,659	6,630	4,023
Slovak Republic	2,350	791	4,484	3,139
Slovenia	1,212	952	3,308	2,492
Ukraine (STUDIO 1+1)	792	821	2,336	2,323
Ukraine (KINO, CITI)	201	122	524	419
Total	$15,363	$11,095	$40,269	$31,985

Reconciliation to condensed consolidated statement of operations:

Unconsolidated equity affiliates	-	-	-	(177)
Total consolidated depreciation and amortization	$15,363	$11,095	$40,269	$31,808
Represented as follows:
Depreciation of station property, plant & equipment	8,768	6,080	23,347	17,841
Amortization of broadcast licenses and other intangibles	6,595	5,015	16,922	13,967

Total assets (1):	September 30, 2007	December 31, 2006

Croatia	$35,640	$30,394
Czech Republic	1,290,692	1,200,894
Romania	301,132	206,850
Slovak Republic	190,542	86,872
Slovenia	79,168	67,919
Ukraine (STUDIO 1+1)	89,442	75,020
Ukraine (KINO, CITI)	18,481	13,293
Total segment assets	$2,005,097	$1,681,242

Reconciliation to condensed consolidated balance sheets:
Corporate	162,440	137,758
Total assets	$2,167,537	$1,819,000

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets (1):	September 30, 2007	December 31, 2006

Croatia	$9,215	$6,804
Czech Republic	51,440	28,002
Romania	38,493	32,312
Slovak Republic	24,699	19,498
Slovenia	17,788	15,595
Ukraine (STUDIO 1+1)	7,402	7,965
Ukraine (KINO, CITI)	4,459	3,674
Total long-lived assets	$153,496	$113,850

Reconciliation to condensed consolidated balance sheets:
Corporate	1,500	1,955
Total long-lived assets	$154,996	$115,805

(1) Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers.

17.  DISCONTINUED OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Tax on disposal of discontinued operations	-	(2,333)	-	(4,863)
Net loss from discontinued operations	$-	$(2,333)	$-	$(4,863)

On May 19, 2003, we received US$ 358.6 million from the Czech Republic in final settlement of our UNCITRAL arbitration in respect of our former operations in the Czech Republic.

On September 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic. The revenues and expenses of our former Czech Republic operations and the award income and related legal expenses have therefore all been accounted for as discontinued operations for all periods presented.

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

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009.  As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities, we have provided for the shortfall.  In our condensed consolidated statement of operations, we recognized a charge of US$ nil (charge of US$ 2.3 million for the three months ended September 30, 2006), and a charge of US$ nil (charge of US$ 4.9 million for the nine months ended September 30, 2006) through discontinued operations for the three months and nine months ended September 30, 2007, respectively.

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

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a) Station Programming Rights Agreements

At September 30, 2007 we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

September 30, 2007

Croatia	$12,245
Czech Republic	46,697
Romania	36,489
Slovak Republic	10,497
Slovenia	4,221
Ukraine (STUDIO 1+1)	13,077
Ukraine (KINO, CITI)	192
Total	$123,418

Of the amount shown in the table above, US$ 106.6 million is payable within one year.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

b) Operating Lease Commitments

For the nine months ended September 30, 2007 and 2006 we incurred aggregate rent on all facilities of US$ 8.7 million and US$ 7.0 million, respectively.  Future minimum operating lease payments at September 30, 2007 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

September 30, 2007

2007	$593
2008	2,088
2009	1,159
2010	925
2011	394
2012 and thereafter	-
Total	$5,159

c) Acquisition of Minority Shareholdings in Romania

Mr. Sarbu has the right to sell to us the remaining shareholding in Pro TV and MPI  that he holds personally under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at September 30, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

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

As at September 30, 2007, we provided US$ 3.3 million (US$ 1.5 million in non-current liabilities and US$ 1.8 million in current liabilities) and as at December 31, 2006, we provided US$ 5.5 million (US$ 3.0 million in non-current liabilities and US$ 2.5 million in current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 12.8 million) with CS. This facility is secured by a pledge of receivables under the factoring agreement with Factoring Ceska Sporitelna a.s.

The transfer of the receivables is accounted for as a secured borrowing under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the proceeds received recorded in the Condensed Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

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

Croatia

Global Communications Disputes

On October 29, 2004, Operativna Kompanija d.o.o. (“OK”), our former operating company in Croatia, filed suit against Global Communications d.o.o. (“Global Communications”) claiming approximately HRK 53.0 million (approximately US$ 10.3 million) in damages.  Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK.  Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”).  Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia).  On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided.  Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls (“AGB”), an independent television audience measurement service operating in Croatia.  In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered.  OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed.  Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 13.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error.  Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim.  Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied.  The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense.  We have also appealed this decision. We have accrued for the amounts we expect to be ultimately payable as a result of engaging in settlement negotiations with Global Communications. Any such settlement would also include a settlement of the former shareholder dispute described below.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party.  Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit).  Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 114.2 million). The first hearing was held on September 24, 2007, and the judge denied the claim without permitting any arguments, evidence or witnesses. We await the issuance of the written decision.

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

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK.  Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006.  On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. Our appeal against this decision was denied on May 8, 2007. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we are engaged in settlement negotiations with the former shareholders of OK.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (“MMTV”), against MMTV, a subsidiary of CME Media Enterprises B.V.  In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately EUR 0.1 million (approximately US$ 0.1 million)) plus accrued interest.  On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.1 million) plus interest as well as costs.  On September 24, 2004, MMTV filed an appeal against the judgment.  On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. At a hearing on September 4, 2007, the lower court denied the claim of Mrs. Meglic and ordered her to pay MMTV’s costs of litigation. Mrs. Meglic filed an appeal on September 24, 2007.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On December 23, 2005, we initiated international arbitration proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60.0% interest in Studio 1+1.  Following the adoption of an amendment to the Ukraine Media Law in March 2006, our partners acknowledged their obligation to structure had ripened; and in September 2006, they entered into agreements to effect a restructuring. On November 9, 2006, the arbitration proceedings were suspended by mutual consent to permit the parties to implement the restructuring.   On August 30, 2007, we succeeded in registering our Ukrainian subsidiary UMS as the owner of 42.0% of Studio 1+1.  Together with our 18.0% indirect interest in Studio 1+1 held through Inter-Media, we now have a 60% interest in Studio 1+1.

On September 4, 2007, Mr. Fuchsmann and Mr. Rodnyansky sought to file a cross action in these international arbitration proceedings to compel the transfer by us of an interest in Ukrpromtorg to Mr. Fuchsmann and Mr.Rodnyansky. They allege that they are entitled to participate on a pro rata basis in our investment in Ukrpromtorg. This claim is based on the terms of our shareholders’ agreement pursuant to which we and our partners have a limited right to participate on a pro rata basis in  investment opportunities in the Ukrainian media sector undertaken by the other.   In our response to this cross action, we intend to deny any breach of our shareholders’ agreement and request that the tribunal hold the cross action inadmissible in the current arbitration proceedings, whose subject matter is the restructuring, and terminate these proceedings.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following summarizes the expiry dates of our television broadcasting licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The GALAXIE SPORT license expires in March 2014.

Romania	Licenses expire on dates ranging from November 2007 to March 2016.

Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2019.

Slovenia	The licenses of POP TV and KANAL A expire in August 2012.

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

19.  SUBSEQUENT EVENTS

On October 5, 2007, we entered into a framework agreement with Igor Kolomoisky and certain parties related to him.  Under the framework agreement, Mr. Kolomoisky has represented to CME that he has secured a valid right to purchase a 21.665% interest in each of IMS and Innova from Boris Fuchsmann and a 15.164% interest in Studio 1+1 from Alexander Rodnyansky (collectively, the “Optioned Interests”).  We currently hold, directly and indirectly, a 60% interest in each of IMS, Innova and Studio 1+1, which are the principal entities through which the operations of Studio 1+1 are conducted.

This framework agreement establishes a procedure by which we consent to the exercise of such rights by Mr. Kolomoisky in order to permit Torcensta Holding Ltd (“Torcensta”) to acquire, directly or indirectly, the Optioned Interests. Mr. Kolomoisky is the sole beneficial owner of Torcensta. Following the exercise of these option rights by Mr. Kolomoisky and the acquisition of the Optioned Interests by Torcensta, we will have the right to acquire Torcensta from Mr. Kolomoisky for consideration in cash or shares of our Class A Common Stock in an amount that will not exceed US$ 140 million (as described below). We have granted such consent and Mr. Kolomoisky has sought to exercise his purchase rights. It is our understanding that our partners have not formally acknowledged the exercise by Mr. Kolomoisky of this purchase right. Accordingly, the timing of the acquisition of the Optioned Interests by Torcensta is very uncertain.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On October 30, 2007, we entered into a purchase agreement with Mr. Kolomoisky and Torcensta and a pledge agreement with Mr. Kolomoisky and the two nominee shareholders of Torcensta in order to implement certain terms of the framework agreement.

Under the purchase agreement, we will acquire 100% of Torcensta following its becoming the owner of the Optioned Interests and the satisfaction of other conditions to closing .  In the event we exercise such option, the consideration shall be an amount equal to the lesser of (i) US$ 140.0 million and (ii) 4% of the number of our outstanding shares of Class A Common Stock at the time the Optioned Interests are acquired by Torcensta (using a weighted average trading price), provided, that in the event the lesser amount is US$ 140.0 million, Mr. Kolomoisky will have the option of receiving his consideration in cash or shares of our Class A Common Stock (using the weighted average trading price).

Under the pledge agreement, Mr. Kolomoisky has pledged his beneficial interest in Torcensta and the two nominee shareholders will pledge their shares in Torcensta as security for the obligation under the purchase agreement to transfer Torcensta to us.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements
II.	Executive Summary
III.	Analysis of Segment Results
IV.	Analysis of the Results of Consolidated Operations
V.	Liquidity and Capital Resources
VI.	Critical Accounting Policies and Estimates

I. Forward-looking Statements

This report contains forward-looking statements, including the impact of the competitive market dynamics and political environment in Ukraine, the impact of legal proceedings in Croatia, the results of additional investment in Croatia and Ukraine, the implementation of an advertising sales strategy in the Czech Republic and cost reductions in the Czech and Slovak Republics, our ability to develop and implement multi-channel strategies generally, the growth of television advertising in our markets, the future economic conditions in our markets, future investments in television broadcast operations, the growth potential of advertising spending in our markets, and other business strategies and commitments.  For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated.  Future events and actual results, affecting our strategic plan as well as our financial position, results of operations and cash flows, could differ materially from those described in or contemplated by the forward-looking statements.  Important factors that contribute to such risks include, but are not limited to, the general regulatory environments where we operate and application of relevant laws and regulations, the renewals of broadcasting licenses, our ability to implement strategies regarding sales and multi-channel distribution, the rate of development of advertising markets in countries where we operate, our ability to acquire necessary programming and the ability to attract audiences, our ability to obtain additional frequencies and licenses, and general market, regulatory, political and economic conditions in these countries as well as in the United States and Western Europe.

The following discussion should be read in conjunction with the section entitled "Risk Factors" in Part II, Item 1A, in addition to our interim financial statements and notes included elsewhere in this report.

Index

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$174,836	$112,482	$62,354
Operating income	34,950	6,571	28,379
Net (loss) / income from continuing operations	(18,763)	6,267	(25,030)
Net (loss) / income	$(18,763)	$3,934	$(22,697)

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$539,032	$388,825	$150,207
Operating income	120,785	66,787	53,998
Net income / (loss) from continuing operations	15,577	(945)	16,522
Net income / (loss)	$15,577	$(5,808)	$21,385

The principal events for the three months ended September 30, 2007 are as follows:

•
In the three months ended September 30, 2007, we reported growth in Segment Net Revenues of 55% and Segment EBITDA of 147% compared to the three months ended September 30, 2006, delivering a Segment EBITDA margin of 37% compared to the 23% margin reported in the three months ended September 30, 2006 (Segment EBITDA is defined and reconciled to our consolidated results in Part I, Item 1, Note 16).

•
Each of our stations reported revenue growth in excess of 25% compared to the three months ended September 30, 2006, with particularly strong growth reported in Ukraine as a result of the level of political advertising ahead of the parliamentary elections on September 30, 2007.

•
On July 13, 2007, we acquired an additional 20.0% interest in Markiza for aggregate consideration of SKK 1.9 billion (approximately US$ 78.5 million) and now own 100.0% of our Slovak Republic operations.

•
On August 22, 2007, we entered into a new facility with EBRD, ING and CS in the amount of EUR 50.0 million, while at the same time reducing the interest payable on our existing EUR 100.0 facility to EURIBOR +1.625% from the previous EURIBOR + 2.75%.

•
On August 30, 2007 we issued 1,275,227 shares of our Class A Common Stock to Igor Kolomoisky for cash consideration of US$ 110.0 million.  In connection with this investment, Mr. Kolomoisky was appointed to our Board of Directors.

•
On August 30, 2007 we completed the registration of a 42% direct ownership interest in Studio 1+1  via a Ukrainian subsidiary company, thereby securing control over the Studio 1+1 broadcasting licenses.

Index

•	On September 10, 2007, Standard & Poor’s upgraded our corporate credit rating from BB- to BB.

Events that occurred subsequent to September 30, 2007 have been as follows:

•	On October 17, 2007, we appointed Adrian Sarbu as our Chief Operating Officer.

Future Developments

As our markets mature and move towards digitalization, we anticipate more intense competition for audience share and advertising spending from other incumbent terrestrial broadcasters and, to a lesser extent, from local cable, satellite and digital terrestrial broadcasters as these develop.  We believe the strength of our brands and prudent investments in production programming and technology will allow us to manage effectively such increased competition.  In the near term we intend to continue to pursue further improvements in the performance of our existing operations, including through increased investment in local production, in order to maximize the potential for organic growth. In Croatia, we believe that our strategy and investments are beginning to bring consistent positive results, creating a solid foundation for Nova TV (Croatia) to reach break even before the end of 2008 and in 2009 on a full year basis. In Ukraine, we expect continued strong market growth over the medium term. Our performance in the fourth quarter of 2007 will depend on our ability to generate GRPs and sustained advertising spending following the September parliamentary elections.

Our priorities include:

•
supporting the growth of television advertising spending in our markets through our existing operations and through the launch or acquisition of additional channels to expand our advertising inventory and target niche audiences;

•	pursuing sub-regional efficiencies, especially in the area of local programming between Slovenia and Croatia and between the Czech and Slovak Republics;

•	leveraging our existing brands and assets to develop new revenue opportunities, including in the creation and distribution of programming and in the new media sectors; and

•	continuing to expand our footprint into additional Central and Eastern European markets when financially prudent opportunities arise.

In particular, we are planning the following during the remainder of 2007:

•	additional investment in Russian series and local programming by STUDIO 1+1, which have driven ratings historically, and in our other Ukraine channels KINO and CITI, which were launched in 2006;

•	further development of our non-broadcast activities, particularly in new media;

•	acquisition of additional shares in our operations in Ukraine if the opportunity arises; and

•	continuing to invest in our Croatia operations.

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

EBITDA may not be comparable to similar measures reported by other companies.  Non-US GAAP measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.

We believe Segment EBITDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our stations.  Segment EBITDA is also used as a component in determining management bonuses.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated results for the three and nine months ended September 30, 2007 and 2006, see Part I, Item 1, Note 16.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

Index

SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2007	(1)	2006	(1)
Segment Net Revenue
Croatia (NOVA TV)	$7,055	4%	$4,288	4%
Czech Republic (TV NOVA, GALAXIE SPORT)	51,140	29%	40,141	36%
Romania (2)	44,412	25%	29,298	26%
Slovak Republic (MARKIZA TV)	20,286	12%	13,895	12%
Slovenia (POP TV, KANAL A)	11,545	7%	9,101	8%
Ukraine (STUDIO 1+1)	39,582	23%	15,578	14%
Ukraine (KINO, CITI)	816	-	181	-
Total Segment Net Revenues	$174,836	100%	$112,482	100%

Represented by:
Broadcast operations	$173,991	100%	$111,931	100%
Non-broadcast operations	845	-	551	-
Total Segment Revenues	$174,836	100%	$112,482	100%

Segment EBITDA
Croatia (NOVA TV)	$(2,981)	(5)%	$(4,558)	(17)%
Czech Republic (TV NOVA, GALAXIE SPORT)	25,989	41%	17,234	66%
Romania (2)	19,486	30%	11,719	45%
Slovak Republic (MARKIZA TV)	5,544	9%	2,408	9%
Slovenia (POP TV, KANAL A)	854	1%	1,225	5%
Ukraine (STUDIO 1+1)	16,599	26%	(838)	(3)%
Ukraine (KINO, CITI)	(1,339)	(2)%	(1,182)	(5)%
Total Segment EBITDA	$64,152	100%	$26,008	100%

Represented by:
Broadcast operations	$65,805	103%	$26,119	100%
Non-broadcast operations	(1,653)	(3)%	(111)	-
Total Segment EBITDA	$64,152	100%	$26,008	100%

Segment EBITDA Margin (3)	37%		23%

(1) Percentage of Total Segment Net Revenues and Total Segment EBITDA.
(2) Romania networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.
(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Index

SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2007	(1)	2006	(1)
Segment Net Revenue
Croatia (NOVA TV)	$24,701	5%	$13,745	3%
Czech Republic (TV NOVA)	183,203	34%	137,002	35%
Romania (2)	135,978	25%	96,938	25%
Slovak Republic (MARKIZA TV) (3)	68,615	13%	45,147	12%
Slovenia (POP TV, KANAL A)	44,309	8%	34,883	9%
Ukraine (STUDIO 1+1)	80,358	15%	62,117	16%
Ukraine (KINO, CITI) (4)	1,868	-	754	-
Total Segment Net Revenues	$539,032	100%	$390,586	100%

Represented by:
Broadcast operations	$536,964	100%	$388,906	100%
Non-broadcast operations	2,068	-	1,680	-
Total Segment Revenues	$539,032	100%	$390,586	100%

Segment EBITDA
Croatia (NOVA TV)	$(9,800)	(5)%	$(11,639)	(10)%
Czech Republic (TV NOVA)	99,251	52%	59,569	49%
Romania (2)	57,152	30%	39,756	32%
Slovak Republic (MARKIZA TV) (3)	23,012	12%	9,258	8%
Slovenia (POP TV, KANAL A)	12,243	6%	10,688	9%
Ukraine (STUDIO 1+1)	14,794	8%	16,183	13%
Ukraine (KINO, CITI) (4)	(5,511)	(3)%	(1,736)	(1)%
Total Segment EBITDA	$191,141	100%	$122,079	100%

Represented by:
Broadcast operations	$193,538	101%	$122,035	100%
Non-broadcast operations	(2,397)	(1)%	44	-
Total Segment EBITDA	$191,141	100%	$122,079	100%

Segment EBITDA Margin (5)	35%		31%

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
(4) We acquired our Ukraine (KINO, CITI) operations on January 11, 2006.
(5) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

Index

ANALYSIS BY GEOGRAPHIC SEGMENT

In the countries in which we operate, advertisers tend to allocate their television advertising budgets among channels based on each channel's audience share, audience demographic profile and pricing policy.  We generally offer two different bases of pricing to our advertising customers.  The first basis is cost per gross rating point (“GRP”).  A GRP represents the percentage of audience (from the population over the age of four) reached by a television advertisement and the number of GRPs achieved for a defined time period is the product of the proportion of that total viewing population watching that television advertisement and the frequency that it is viewed (as measured by international measurement agencies using peoplemeters).  The second basis is rate-card, which reflects the timing and duration of an advertisement.  Whether advertising is sold on a GRP basis or a rate-card basis depends on the dynamics of a particular market and our relative audience share.

Cost per GRP pricing: Advertising priced on a cost per GRP basis allows an advertiser to specify the number of GRPs that it wants to achieve with an advertisement within a defined period of time.  We schedule the timing of the airing of the advertisements during such defined period of time in a manner that enables us both to meet the advertiser's GRP target and to maximize the use and profitability of our available advertising programming time.  The price per GRP package varies depending on the demographic group that the advertisement is targeting, the flexibility given to us by advertisers in scheduling their advertisements and the rebates offered by us to advertising agencies and their clients.  GRP package sales generally allow for better inventory control than rate-card pricing and optimize the net price per GRP achieved.

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

Index

(A) CROATIA

Market Background:  We estimate that the television advertising market in Croatia experienced local currency growth of approximately 2% - 5% in 2006 and expect it to show single digit growth during 2007.

In the nine months ended September 30, 2007, national all day audience share for NOVA TV (Croatia) grew to 18.7% compared to 14.4% in the nine months ended September 30, 2006.  The major competitors are the two state-owned channels, HRT1 and HRT2, with national all day audience shares for the nine months ended September 30, 2007 of 26.3% and 18.1%, respectively, and privately owned broadcaster RTL with 27.6%.

Prime time audience share for NOVA TV (Croatia), which is our principal focus, grew from 16.2% in the nine months ended September 30, 2006 to 19.8% in the nine months ended September 30, 2007.  Our average prime time ratings increased from 6.8% to 7.1% over comparable periods, while prime time ratings for the whole market decreased from 42.3% in the nine months ended September 30, 2006, to 35.6% in the nine months ended September 30, 2007.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$5,308	$3,022	$2,286
Non-spot revenues	1,747	1,266	481
Segment Net Revenues	$7,055	$4,288	$2,767

Represented by:
Broadcast operations	$6,976	$4,284	$2,692
Non-broadcast operations	79	4	75
Segment Net Revenues	$7,055	$4,288	$2,767

Segment EBITDA	$(2,981)	$(4,558)	$1,577

Represented by:
Broadcast operations	$(3,002)	$(4,512)	$1,510
Non-broadcast operations	21	(46)	67
Segment EBITDA	$(2,981)	$(4,558)	$1,577

Segment EBITDA Margin	(42)%	(106)%	64%

•
Segment Net Revenues for the three months ended September 30, 2007 increased by US$ 2.8 million, or 65%, compared to the three months ended September 30, 2006.  In local currency, Segment Net Revenues increased by 52%.  Spot revenues increased by US$ 2.3 million, or 76%, as a result of significant increases in the volume of GRPs sold and the average revenue per rating point sold.  Non-spot revenues increased by US$ 0.5 million, or 38%, as a result of increased levels of sponsorship.

•
Segment EBITDA for the three months ended September 30, 2007 was a loss of US$ 3.0 million compared to a loss of US$ 4.6 million in the three months ended September 30, 2006, an improvement of 35%.  In local currency, Segment EBITDA improved by 40%.

Index

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2007 increased by US$ 1.2 million, or 13%, compared to the three months ended September 30, 2006.  Cost of programming decreased by US$ 1.0 million, or 16%, due largely to the reclassification of the salary-related costs of production staff from cost of programming to operating costs in the three months ended September 30, 2006; excluding the impact of this change in classification, cost of programming increased by US$ 0.6 million, or 14%, primarily due to increased investment in programming to continue to grow ratings.  Other operating costs increased by US$ 1.7 million, or 316%, primarily due to the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 0.1 million, or 4%.  Selling, general and administrative expenses increased by US$ 0.5 million, or 22%.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$18,812	$10,773	$8,039
Non-spot revenues	5,889	2,972	2,917
Segment Net Revenues	$24,701	$13,745	$10,956

Represented by:
Broadcast operations	$24,592	$13,741	$10,851
Non-broadcast operations	109	4	105
Segment Net Revenues	$24,701	$13,745	$10,956

Segment EBITDA	$(9,800)	$(11,639)	$1,839

Represented by:
Broadcast operations	$(9,769)	$(11,593)	$1,824
Non-broadcast operations	(31)	(46)	15
Segment EBITDA	$(9,800)	$(11,639)	$1,839

Segment EBITDA Margin	(40)%	(85)%	45%

•
Segment Net Revenues for the nine months ended September 30, 2007 increased by US$ 11.0 million, or 80%, compared to the nine months ended September 30, 2006.  In local currency, Segment Net Revenues increased by 67%.  Spot revenues increased by US$ 8.0 million, or 75%, as a result of a significant increase in the volume of GRPs sold, augmented by increased prices.  Non-spot revenues increased by US$ 2.9 million, or 98%, as a result of increased levels of sponsorship.

•
Segment EBITDA for the nine months ended September 30, 2007 was a loss of US$ 9.8 million compared to a loss of US$ 11.6 million in the nine months ended September 30, 2006, an improvement of 16%.  In local currency, Segment EBITDA improved by 22%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 9.1 million, or 36%, compared to the nine months ended September 30, 2006.  Cost of programming increased by US$ 6.8 million, or 47%, due to increased investment in local productions and syndicated programming in line with our plan to grow audience share.  Other operating costs increased by US$ 0.9 million, or 15%, due to higher salary and wage costs, higher transmission costs as a result of increased transmitter coverage and also higher music rights costs.  Selling, general and administrative expenses increased by US$ 1.4 million, or 29%.

Index

(B) CZECH REPUBLIC

Market Background:  We estimate that the television advertising market in the Czech Republic remained stable in local currency during 2006.  We expect the television advertising market to show high single digit growth in 2007.  State television has reduced the amount of airtime that can be devoted to commercial advertising to 0.5% in 2007.

The national all day audience share of our channel, TV NOVA (Czech Republic), for the nine months ended September 30, 2007 was 39.8% compared to 41.5% for the nine months ended September 30, 2006.  The major competitors are the two state-owned channels CT1 and CT2, with national all day audience shares for the nine months ended September 30, 2007 of 22.6% and 8.2% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 19.8%.

Prime time audience share for the nine months ended September 30, 2007 remained in line with the nine months ended September 30, 2006 at 43.3%.  Our average prime time ratings decreased from 16.7% to 15.8% over comparable periods, while prime time ratings for the whole market decreased from 38.6% in the nine months ended September 30, 2006 to 36.4% in the nine months ended September 30, 2007, reflecting the extremely warm weather enjoyed by much of Europe in 2007.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$45,541	$35,757	$9,784
Non-spot revenues	5,599	4,384	1,215
Segment Net Revenues	$51,140	$40,141	$10,999

Represented by:
Broadcast operations	$51,032	$39,957	$11,075
Non-broadcast operations	108	184	(76)
Segment Net Revenues	$51,140	$40,141	$10,999

Segment EBITDA	$25,989	$17,234	$8,755

Represented by:
Broadcast operations	$26,258	$17,202	$9,056
Non-broadcast operations	(269)	32	(301)
Segment EBITDA	$25,989	$17,234	$8,755

Segment EBITDA Margin	51%	43%	8%

•
Segment Net Revenues for the three months ended September 30, 2007 increased by US$ 11.0 million, or 27%, compared to the three months ended September 30, 2006.  In local currency, Segment Net Revenues increased by 16%.  Spot revenues increased by US$ 9.8 million, or 27%, primarily due to increased average revenue per rating point sold, as well as small increase in the volume of GRPs sold. Non-spot revenue increased by US$ 1.2 million, or 28%, primarily due to increased sponsorship.

Index

•
Segment EBITDA for the three months ended September 30, 2007 increased by US$ 8.8 million, or 51%, compared to the three months ended September 30, 2006, resulting in an EBITDA margin of 51% compared to 43% in the three months ended September 30, 2006.  In local currency, Segment EBITDA increased by 36%.  Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2007 increased by US$ 2.2 million, or 10%, compared to the three months ended September 30, 2006.  Cost of programming increased by US$ 2.6 million, or 23%, due to increased investment in both local productions and syndicated programming, particularly in July and August, in order to maintain market share.  Other operating costs decreased by US$ 0.7 million, or 12%, due to lower salary and wage costs, partially offset by higher transmission costs as a result of increased transmitter coverage and also higher music rights costs.  Selling, general and administrative expenses increased by US$ 0.3 million, or 5%, primarily due to increased office running costs and marketing and research costs, partially offset by a reduction in consultancy fees.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$166,253	$118,590	$47,663
Non-spot revenues	16,950	18,412	(1,462)
Segment Net Revenues	$183,203	$137,002	$46,201

Represented by:
Broadcast operations	$183,001	$136,451	$46,550
Non-broadcast operations	202	551	(349)
Segment Net Revenues	$183,203	$137,002	$46,201

Segment EBITDA	$99,251	$59,569	$39,682

Represented by:
Broadcast operations	$100,017	$59,521	$40,496
Non-broadcast operations	(766)	48	(814)
Segment EBITDA	$99,251	$59,569	$39,682

Segment EBITDA Margin	54%	43%	11%

•
Segment Net Revenues for the nine months ended September 30, 2007 increased by US$ 46.2 million, or 34%, compared to the nine months ended September 30, 2006.  In local currency, Segment Net Revenues increased by 22%.  Spot revenues increased by US$ 47.7 million, or 40%, primarily due to an increase in the volume of GRPs sold, particularly in the first half as well as increased average revenue per rating point sold. Non-spot revenue decreased by US$ 1.5 million, or 8%, primarily due to a reduction in the number of shows generating voting revenue in the nine months ended September 30, 2007 compared to those programs broadcast in the nine months ended September 30, 2006 and a reduction in votes in the shows that were broadcast, partially offset by increased sponsorship.

Index

•
Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 39.7 million, or 67%, compared to the nine months ended September 30, 2006, resulting in an EBITDA margin of 54% compared to 43% in the nine months ended September 30, 2006.  In local currency, Segment EBITDA increased by 52%.  Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 6.5 million, or 8%, compared to the nine months ended September 30, 2006.  Cost of programming increased by US$ 2.7 million, or 6%, due to a combination of the impact of price inflation on foreign programming and increased investment in local productions.  Other operating costs increased by US$ 3.6 million, or 19%, primarily due to increased accruals for performance-related bonus payments, as well as higher transmission costs as a result of increased transmitter coverage and also higher music rights costs.  Selling, general and administrative expenses increased by US$ 0.2 million, or 1%, due to increased office running costs and marketing and research costs, partially offset by a reduction in consultancy fees.

(C) ROMANIA

Market Background:  We estimate that the television advertising market grew by approximately 32% - 37% in dollars during 2006.  We expect the television advertising market to show continued growth in the range of 30% to 40% in 2007.

The combined national all day audience share of PRO TV, ACASA and PRO CINEMA for the nine months ended September 30, 2007 was 22.2% compared to 24.6% for the nine months ended September 30, 2006.  On March 1, 2007, we acquired the license to broadcast SPORT.RO which had an all day audience share of 2.0% in the nine months ended September 30, 2007. We re-branded the channel SPORT.RO and re-launched it under its new name during April 2007.  The major competitors are TVR1 and ANTENNA, with national all day audience shares for the nine months ended September 30, 2007 of 12.3% and 4.6%, respectively, and privately owned broadcaster Antena 1 with 11.8%.

Prime time audience share for PRO TV, ACASA and PRO CINEMA decreased from 26.4% in the nine months ended September 30, 2006 to 23.4% in the nine months ended September 30, 2007.  ACASA suffered a decline in share by 3.1%, as the popularity of our successful telenovellas has diminished following the decision by other competing stations to produce similar programs, while an increase in share for PRO CINEMA of 0.3% was offset by a 0.2% decrease in PRO TV.  Our average prime time ratings decreased from 9.9% to 8.2% over comparable periods, while prime time ratings for the whole market decreased from 38.0% in the nine months ended September 30, 2006 to 35.0% in the nine months ended September 30, 2007, reflecting the unusually warm weather conditions as well as the increased popularity of other forms of entertainment.

Index

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$41,146	$27,239	$13,907
Non-spot revenues	3,266	2,059	1,207
Segment Net Revenues	$44,412	$29,298	$15,114

Represented by:
Broadcast operations	$44,326	$29,298	$15,028
Non-broadcast operations	86	-	86
Segment Net Revenues	$44,412	$29,298	$15,114

Segment EBITDA	$19,486	$11,719	$7,767

Represented by:
Broadcast operations	$19,613	$11,733	$7,880
Non-broadcast operations	(127)	(14)	(113)
Segment EBITDA	$19,486	$11,719	$7,767

Segment EBITDA Margin	44%	40%	4%

•
Segment Net Revenues for the three months ended September 30, 2007 increased by US$ 15.1 million, or 52%, compared to the three months ended September 30, 2006. Spot revenues increased by US$ 13.9 million, or 51%, driven primarily by increases in the average revenue per rating point sold in each of our channels, which more than offset a decline in the volume of GRPs sold. Non-spot revenues increased by US$ 1.2 million, or 59%, primarily due to increased cable tariff revenue. The acquisition of Sport.ro added approximately US$ 1.9 million to our revenues for the three months ended September 30, 2007.

•
Segment EBITDA for the three months ended September 30, 2007 increased by US$ 7.8 million, or 66%, compared to the three months ended September 30, 2006, resulting in an EBITDA margin of 44%, compared to 40% in the three months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2007 increased by US$ 7.3 million, or 42%, compared to the three months ended September 30, 2006.  Cost of programming grew by US$ 4.4 million, or 41%, due partially to the inclusion of the salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming increased by US$ 1.7 million, or 16%, as a result of increased market competition and investment in quality programming.  Other operating costs increased by US$ 1.5 million, or 30%, after the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 4.2 million, or 83%, primarily due to the impact of a weaker dollar on local currency denominated staffing costs and an increase in social security costs.  Selling, general and administrative expenses increased by US$ 1.4 million, or 79%, primarily due to increased consultancy fees, increased office running costs and increased marketing and research costs.  The acquisition of Sport.ro added approximately US$ 0.3 million to our Segment EBITDA for the three months ended September 30, 2007.

Index

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$126,750	$91,109	$35,641
Non-spot revenues	9,228	5,829	3,399
Segment Net Revenues	$135,978	$96,938	$39,040

Represented by:
Broadcast operations	$135,836	$96,938	$38,898
Non-broadcast operations	142	-	142
Segment Net Revenues	$135,978	$96,938	$39,040

Segment EBITDA	$57,152	$39,756	$17,396

Represented by:
Broadcast operations	$57,512	$39,770	$17,742
Non-broadcast operations	(360)	(14)	(346)
Segment EBITDA	$57,152	$39,756	$17,396

Segment EBITDA Margin	42%	41%	1%

•
Segment Net Revenues for the nine months ended September 30, 2007 increased by US$ 39.0 million, or 40%, compared to the nine months ended September 30, 2006. Spot revenues increased by US$ 35.6 million, or 39%, driven primarily by increases in the average revenue per rating point sold in each of our channels, which more than offset a decline in the volume of GRPs sold, particularly in the first half. Non-spot revenues increased by US$ 3.4 million, or 58%, primarily due to increased cable tariff revenue. The acquisition of Sport.ro added approximately US$ 4.8 million to our revenues for the nine months ended September 30, 2007.

Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 17.4 million, or 44%, compared to the nine months ended September 30, 2006, resulting in an EBITDA margin of 42% compared to 41% in the nine months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 21.6 million, or 38%, compared to the nine months ended September 30, 2006.  Cost of programming grew by US$ 18.8 million, or 53%, due partially to the inclusion of the salary-related costs of production staff within cost of programming rather than operating costs; excluding the impact of this change in classification, cost of programming increased by US$ 12.1 million, or 34%, as a result of increased market competition and investment in quality programming.  Other operating costs increased by US$ 0.9 million, or 6%, after the difference in classification described above; excluding the impact of this change in classification, other operating costs increased by US$ 7.6 million, or 50%, primarily due to the impact of a weaker dollar on local currency denominated staffing costs.  Selling, general and administrative expenses increased by US$ 1.9 million, or 30%, primarily due to increased consultancy fees, increased office running costs and increased marketing and research costs.  The acquisition of Sport.ro added approximately US$ 1.1 million to our Segment EBITDA for the nine months ended September 30, 2007.

Index

(D) SLOVAK REPUBLIC

Market Background:  We estimate that the television advertising market in the Slovak Republic experienced local currency growth of approximately 5% - 7% in 2006.  We expect the television advertising market to show growth in the range of 20% - 30% in 2007.

MARKIZA TV is the leading channel in the Slovak Republic.  National all day audience share for the nine months ended September 30, 2007 was 34.5% compared to 32.5% for the nine months ended September 30, 2006.  The major competitor is the state-owned channel STV1, with a national all day audience share of 17.8% for the nine months ended September 30, 2007.  The national all day audience share of TV JOJ, the only other significant privately owned channel, was 15.9% for the nine months ended September 30, 2007.

Our prime time audience share increased from 34.0% in the nine months ended September 30, 2006 to 38.1% in the nine months ended September 30, 2007 primarily due to strong local programs such as Bailando and Neighbors.  Our average prime time ratings increased from 12.7% to 14.0% over comparable periods, while prime time ratings for the whole market decreased from 37.3% in the nine months ended September 30, 2006 to 36.6% in the nine months ended September 30, 2007.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$19,344	$12,735	$6,609
Non-spot revenues	942	1,160	(218)
Segment Net Revenues	$20,286	$13,895	$6,391

Represented by:
Broadcast operations	$20,183	$13,880	$6,303
Non-broadcast operations	103	15	88
Segment Net Revenues	$20,286	$13,895	$6,391

Segment EBITDA	$5,544	$2,408	$3,136

Represented by:
Broadcast operations	$5,656	$2,460	$3,196
Non-broadcast operations	(112)	(52)	(60)
Segment EBITDA	$5,544	$2,408	$3,136

Segment EBITDA Margin	27%	17%	10%

•
Segment Net Revenues for the three months ended September 30, 2007 increased by US$ 6.4 million, or 46%, compared to the three months ended September 30, 2006.  In local currency, Segment Net Revenues increased by 19%.  The increase in Segment Net Revenues was due to an increase of US$ 6.6 million, or 52%, in spot revenues, offset by a decrease of US$ 0.2 million, or 19%, in non-spot revenues.  The increase in spot revenues is mainly due to an increase in the average revenue per rating point sold, as well as a slight increase in the volume of GRPs sold.

•
Segment EBITDA for the three months ended September 30, 2007 increased by US$ 3.1 million, or 130%, compared to the three months ended September 30, 2006, resulting in an EBITDA margin of 27%, compared to 17% in the three months ended September 30, 2006.  In local currency, Segment EBITDA increased by 88%.  Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2007 increased by US$ 3.3 million, or 29%, compared to the three months ended September 30, 2006.  Cost of programming increased by US$ 2.4 million, or 45%, primarily due to increased investment in local productions such as a local version of Pop Idol, which was launched in September 2007, and syndicated programming.  Other operating costs increased by US$ 0.9 million, or 22%, primarily due to increased salary and wage costs and increased broadcast and operating expenses.  Selling, general and administrative expenses were in line with the three months ended September 30, 2006.

Index

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$65,913	$42,231	$23,682
Non-spot revenues	2,702	2,916	(214)
Segment Net Revenues	$68,615	$45,147	$23,468

Represented by:
Broadcast operations	$68,408	$45,126	$23,282
Non-broadcast operations	207	21	186
Segment Net Revenues	$68,615	$45,147	$23,468

Segment EBITDA	$23,012	$9,258	$13,754

Represented by:
Broadcast operations	$23,409	$9,329	$14,080
Non-broadcast operations	(397)	(71)	(326)
Segment EBITDA	$23,012	$9,258	$13,754

Segment EBITDA Margin	34%	21%	13%

•
Segment Net Revenues for the nine months ended September 30, 2007 increased by US$ 23.5 million, or 52%, compared to the nine months ended September 30, 2006.  In local currency, Segment Net Revenues increased by 31%.  The increase in Segment Net Revenues was due to an increase of US$ 23.7 million, or 56%, in spot revenues, partially offset by a decrease of US$ 0.2 million in non-spot revenues.  The increase in spot revenues is mainly due to an increase in the average revenue per rating point sold as well as an increase in the volume of GRPs sold.  Our advertising revenues benefited from the launch of a new mobile phone operator during the nine months ended September 30, 2007, as well as increased spending from existing customers, particularly in the pharmaceutical sector.  Segment Net Revenues for the nine months ended September 30, 2006 included approximately US$ 1.8 million in respect of the period prior to January 23, 2006 when Markiza was accounted for as an equity affiliate.

•
Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 13.8 million, or 149%, compared to the nine months ended September 30, 2006, resulting in an EBITDA margin of 34% compared to 21% in the nine months ended September 30, 2006.  In local currency, Segment EBITDA increased by 81%.  Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 9.7 million, or 27%, compared to the nine months ended September 30, 2006.  Cost of programming increased by US$ 5.6 million, or 30%, due to increased investment in local productions and syndicated programming; the amount charged in the nine months ended September 30, 2006 included a charge of US$ 0.7 million to write off an unsuccessful show.  Other operating costs increased by US$ 3.2 million, or 28%, due to increase salary and wage costs, increased accruals for performance-related bonus payments, increased broadcast and operating expenses and increased music right costs.  Selling, general and administrative expenses increased by US$ 0.9 million, or 16%, primarily due to increased consultancy and increased marketing and research costs, in addition to increased office running costs.  Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2006 included US$ 1.7 million of programming costs, US$ 0.9 million of other operating costs and US$ 0.4 million of selling, general and administrative expenses in respect of the period prior to January 23, 2006, when Markiza was accounted for as an equity affiliate.

Index

(E) SLOVENIA

Market Background:  We estimate that the television advertising market in Slovenia experienced local currency growth of approximately 6% - 8% in 2006.  We expect the television advertising market to show low single digit growth in 2007.

The combined national all day audience share of our two channels decreased from 37.7% for the nine months ended September 30, 2006 to 37.3% for the nine months ended September 30, 2007.  The major competitors are state-owned channels SLO1 and SLO2, with national all day audience shares for the nine months ended September 30, 2007 of 22.9% and 8.6%, respectively.

Our prime time audience share decreased from 44.5% in the nine months ended September 30, 2006 to 42.9% in the nine months ended September 30, 2007, with an increased share in KANAL A, partially offsetting a decreased share in POP TV.  Our average prime time ratings decreased from 14.2% to 13.8% over comparable periods, while prime time ratings for the whole market increased from 31.8% in the nine months ended September 30, 2006 to 32.1% in the nine months ended September 30, 2007.

On January 1, 2007 Slovenia adopted the Euro and we adopted the Euro as the functional currency of our Slovenia operations in place of the Slovenian Tolar.

Index

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$10,413	$8,637	$1,776
Non-spot revenues	1,132	464	668
Segment Net Revenues	$11,545	$9,101	$2,444

Represented by:
Broadcast operations	$11,076	$8,753	$2,323
Non-broadcast operations	469	348	121
Segment Net Revenues	$11,545	$9,101	$2,444

Segment EBITDA	$854	$1,225	$(371)

Represented by:
Broadcast operations	$1,869	$1,256	$613
Non-broadcast operations	(1,015)	(31)	(984)
Segment EBITDA	$854	$1,225	$(371)

Segment EBITDA Margin	7%	13%	(6)%

•
Segment Net Revenues for the three months ended September 30, 2007 increased by US$ 2.4 million, or 27%, compared to the three months ended September 30, 2006.  Spot revenues increased by US$ 1.8 million, or 21%, as our operations benefited from an increase in the average revenue per GRP sold, which more than offset a slight decline in volume.  Non-spot revenues increased by US$ 0.7 million, or 144%, due to increased short message service (“SMS”) revenues and also increased sponsorship.

•
Segment EBITDA for the three months ended September 30, 2007 decreased by US$ 0.4 million, or 30%, compared to the three months September 30, 2006, resulting in an EBITDA margin of 7% compared to 13% in the three months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2007 increased by US$ 2.8 million, or 36%, compared to the three months ended September 30, 2006.  Cost of programming grew by US$ 2.7 million, or 83%, due to increased investment in programming in a more competitive market environment. We expect to continue to increase our investment in programming in order to maintain our market leading position.  Other operating costs decreased by US$ 0.4 million, or 13%, primarily due to lower salary and freelance costs.  Selling, general and administrative expenses increased by US$ 0.5 million, or 34%, primarily due to higher consultancy fees, in addition to higher office running costs.

Index

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$39,173	$33,312	$5,861
Non-spot revenues	5,136	1,571	3,565
Segment Net Revenues	$44,309	$34,883	$9,426

Represented by:
Broadcast operations	$42,901	$33,779	$9,122
Non-broadcast operations	1,408	1,104	304
Segment Net Revenues	$44,309	$34,883	$9,426

Segment EBITDA	$12,243	$10,688	$1,555

Represented by:
Broadcast operations	$12,752	$10,561	$2,191
Non-broadcast operations	(509)	127	(636)
Segment EBITDA	$12,243	$10,688	$1,555

Segment EBITDA Margin	28%	31%	(3)%

•
Segment Net Revenues for the nine months ended September 30, 2007 increased by US$ 9.4 million, or 27%, compared to the nine months ended September 30, 2006.  Spot revenues increased by US$ 5.9 million, or 18%, as our operations benefited from an increase in the average revenue per rating point sold, which more than offset a slight decline in the volume of GRPs sold.  Non-spot revenues increased by US$ 3.6 million, or 227%, due to an increased level of sponsorship, and increased SMS revenues.

•
Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 1.6 million, or 15%, compared to the nine months ended September 30, 2006, resulting in an EBITDA margin of 28% compared to 31% in the nine months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 7.9 million, or 33%, compared to the nine months ended September 30, 2006.  Cost of programming grew by US$ 7.5 million, or 71%, due to increased investment in programming in a more competitive market environment.  Other operating costs decreased by US$ 1.1 million, or 12%, primarily due to lower salary and freelance costs, partially offset by higher music rights costs and higher transmitter and associated maintenance costs.  Selling, general and administrative expenses increased by US$ 1.5 million, or 38%, primarily due to higher marketing and research costs, higher consultancy fees and higher office running costs.

Index

(F) UKRAINE (STUDIO 1+1)

Market Background:  We estimate that the television advertising market in Ukraine, where sales are denominated primarily in dollars, experienced growth of approximately 35% - 45% in 2006. We anticipate market growth in the region of 20% - 30% in 2007.

STUDIO 1+1 had a national all day audience share of 15.7% for the nine months ended September 30, 2007 compared to 18.5% for the nine months ended September 30, 2006.  Our competitors include Inter, with a national all day audience share of 20.4%, Novy Kanal with 7.5%, ICTV with 6.9% and STB with 6.9%.

Our prime time audience share decreased from 23.8% in the nine months ended September 30, 2006 to 17.7% in the nine months ended September 30, 2007.  Our average prime time ratings decreased from 8.4% to 5.9% over comparable periods, while prime time ratings for the whole market decreased from 35.5% in the nine months ended September 30, 2006 to 33.5% in the nine months ended September 30, 2007.  Our share in the nine months ended September 30, 2006 reflected the outstanding success of a show called Ugly Betty, which ran in the first half of the year. In 2007, our competitor, Inter, has taken significant share with another outstanding show, Tatiana’s Day, which will run through the first quarter of 2008. In addition. many larger major channels have lost audience share to new niche channels.

Our independent sales house Video International (Prioritet) lost many of its broadcasting clients to its major rival InterReklama, which now has approximately 70% of available advertising inventory at its disposal for advertising clients. According to Video International, in order to cover the cash costs of financial guarantees to new and existing broadcasting clients, InterReklama discounted prices dramatically in the early part of the year. Subsequently, they have continued to exercise strong negotiating leverage with their significant broadcaster base. However, we have seen a recovery in pricing during the second and third quarters from the heavy discounting in the first quarter.

The television advertising market has shown strong recovery in the third quarter as a result of the level of political advertising ahead of the parliamentary elections that took place on September 30, 2007. However since the elections, commercial advertisers, notably important local advertisers including mobile telephone operators, have continued to be cautious in spending their budgets in light of the continuing political uncertainty arising from the delay in formation of a government.

Following the launch of our autumn program schedule, which we delayed until October in order to avoid the pre-election period, we have experienced some ratings recovery. However, the caution of local advertisers has led to lower sell-out rates across the market than is typical in this important  advertising season. These factors can change substantially over the next few weeks and as a result there remains a wide range of possible outcomes for trading in the fourth quarter.

Index

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$34,461	$14,413	$20,048
Non-spot revenues	5,121	1,165	3,956
Segment Net Revenues	$39,582	$15,578	$24,004

Represented by:
Broadcast operations	$39,582	$15,578	$24,004
Non-broadcast operations	-	-	-
Segment Net Revenues	$39,582	$15,578	$24,004

Segment EBITDA	$16,599	$(838)	$17,437

Represented by:
Broadcast operations	$16,750	$(838)	$17,588
Non-broadcast operations	(151)	-	(151)
Segment EBITDA	$16,599	$(838)	$17,437

Segment EBITDA Margin	42%	(5)%	47%

•
Segment Net Revenues for the three months ended September 30, 2007 increased by US$ 24.0 million, or 154%, compared to the three months ended September 30, 2006. Spot revenues increased by US$ 20.0 million, or 139%, primarily due to an estimated US$ 16.5 million of political advertising generated from the elections held on September 30, 2007. We achieved a very strong increase in the average revenue per rating point sold as well as a slight increase in the volume of GRPs sold  Non-spot revenues increased by US$ 4.0 million, or 340%, primarily due to increased sponsorship, including US$ 1.5 million in political advertising, and the sale of surplus programming.

•
Segment EBITDA for the three months ended September 30, 2007 increased by US$ 17.4 million, compared to the three months ended September 30, 2006, resulting in an EBITDA margin of 42% compared to a (5)% Segment EBITDA margin loss in the three months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2007 increased by US$ 6.6 million, or 40%, compared to the three months ended September 30, 2006.  Cost of programming grew by US$ 6.5 million, or 67%, with the increase reflecting continued price inflation for Russian programming, which drives strong ratings in the market, as well as increased investment in such programming to improve our programming schedule and boost ratings following disappointing ratings earlier in the year.  Other operating costs increased by US$ 1.6 million, or 45%, primarily due to increased salary costs in addition to increased broadcast operating expenses.  Selling, general and administrative expenses decreased by US$ 1.5 million, or 45%, primarily due to decreased taxes, partially offset by higher office running costs.

Index

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$67,567	$54,988	$12,579
Non-spot revenues	12,791	7,129	5,662
Segment Net Revenues	$80,358	$62,117	$18,241

Represented by:
Broadcast operations	$80,358	$62,117	$18,241
Non-broadcast operations	-	-	-
Segment Net Revenues	$80,358	$62,117	$18,241

Segment EBITDA	$14,794	$16,183	$(1,389)

Represented by:
Broadcast operations	$15,128	$16,183	$(1,055)
Non-broadcast operations	(334)	-	(334)
Segment EBITDA	$14,794	$16,183	$(1,389)

Segment EBITDA Margin	18%	26%	(8)%

•
Segment Net Revenues for the nine months ended September 30, 2007 increased by US$ 18.2 million, or 29%, compared to the nine months ended September 30, 2006. Spot revenues increased by US$ 12.6 million, or 23%, primarily due to an estimated US$ 16.5 million of political advertising generated from the elections held on September 30, 2007.  This offset a decline in revenues from a decrease in the volume of GRPs sold in the first half as our ratings declined due to the poor performance of certain series on Studio 1+1 and increased competition from other broadcasters.  In the nine months ended September 30, 2006, we received US$ 8.4 million of political advertising revenue ahead of the parliamentary elections in March 2006 and benefited from the extraordinary ratings success of the Russian series Ugly Betty, which ran until July 2006. Non-spot revenues increased by US$ 5.7 million, or 79%, primarily due to the sale of surplus programming and increased sponsorship, including political advertising.

•
Segment EBITDA for the nine months ended September 30, 2007 decreased by US$ 1.4 million, or 9%, compared to the nine months ended September 30, 2006, resulting in an EBITDA margin of 18% compared to an EBITDA margin of 26% in the nine months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 19.6 million, or 43%, compared to the nine months ended September 30, 2006.  Cost of programming grew by US$ 19.4 million, or 72%, including a charge of US$ 2.7 million in the first half to write off poorly performing programming, principally second runs of American series.  The increase in cost of programming reflects continued price inflation for Russian programming, which drives strong ratings in the market, as well as increased investment in such programming to improve our programming schedule and boost ratings following disappointing ratings earlier in the year in comparison with unusually strong programming on Inter.  Other operating costs increased by US$ 3.1 million, or 30%, due to increased salary costs and increased broadcast operating expenses.  Selling, general and administrative expenses decreased by US$ 2.9 million, or 34%, primarily due to decreased taxes and reduced bad debt expense, partially offset by higher office running costs.

Index

We plan continued investment in programming, particularly Russian series throughout the remainder of 2007 and 2008 as we seek to recover audience share and improve profitability.  The performance of our Ukraine operations remains subject both to political developments, which can have a significant impact on market development in the fourth quarter of 2007, and to the competitive dynamics of the market (See Part II, Item IA – “Risk Factors”).

(G) UKRAINE (KINO, CITI)

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg, owner of 92.2% of Gravis, which operated the local channels, CHANNEL 35 and CHANNEL 7.  In July 2006, we ceased operating CHANNEL 7 and launched a new entertainment channel, KINO, targeted at a younger demographic.  On December 1, 2006, we ceased operating CHANNEL 35 and launched a new youth-oriented channel, CITI, with a Kiev-wide reach.

KINO and CITI, both of which target a youth market, have as their main competitors ICTV, TONIS and NTN. As at September 30, 2007, KINO had a national technical reach of approximately 55.3% and in the nine months ended September 30, 2007 achieved a 15-50 prime time audience share in the Kiev region of 2.3%. CITI had a technical reach of approximately 95.0% of the population of the city of Kiev and the Kiev region. In the nine months ended September 30, 2007 CITI achieved a 4+ prime time audience share of 1.6% in Kiev and the Kiev region.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement
Spot revenues	$305	$41	$264
Non-spot revenues	511	140	371
Segment Net Revenues	$816	$181	$635

Represented by:
Broadcast operations	$816	$181	$635
Non-broadcast operations	-	-	-
Segment Net Revenues	$816	$181	$635

Segment EBITDA	$(1,339)	$(1,182)	$(157)

Represented by:
Broadcast operations	$(1,339)	$(1,182)	$(157)
Non-broadcast operations	-	-	-
Segment EBITDA	$(1,339)	$(1,182)	$(157)

Segment EBITDA Margin	(164)%	(653)%	489%

•
Segment Net Revenues for the three months ended September 30, 2007 increased by US$ 0.6 million, or 351%, compared to the three months ended September 30, 2006. Spot revenues increased by US$ 0.3 million, or 644%.  Non-spot revenues increased by US$ 0.4 million, or 265%, primarily due to increased program sponsorship.

Index

•
Segment EBITDA for the three months ended September 30, 2007 decreased by US$ 0.2 million, or 13%, compared to the three months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2007 increased by US$ 0.8 million, or 57%, compared to the three months ended September 30, 2006 as we continued to develop the channels.  Cost of programming grew by US$ 0.2 million, or 23%.  Other operating costs increased by US$ 0.6 million.  Selling, general and administrative expenses were in line with the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006(1)	Movement
Spot revenues	$783	$362	$421
Non-spot revenues	1,085	392	693
Segment Net Revenues	$1,868	$754	$1,114

Represented by:
Broadcast operations	$1,868	$754	$1,114
Non-broadcast operations	-	-	-
Segment Net Revenues	$1,868	$754	$1,114

Segment EBITDA	$(5,511)	$(1,736)	$(3,775)

Represented by:
Broadcast operations	$(5,511)	$(1,736)	$(3,775)
Non-broadcast operations	-	-	-
Segment EBITDA	$(5,511)	$(1,736)	$(3,775)

Segment EBITDA Margin	(295)%	(230)%	(65)%

(1) From acquisition on January 11, 2006 only

•
Segment Net Revenues for the nine months ended September 30, 2007 increased by US$ 1.1 million, or 148%, compared to the nine months ended September 30, 2006. Spot revenues increased by US$ 0.4 million, or 116%.  Non-spot revenues increased by US$ 0.7 million, or 177%, primarily due to increased program sponsorship.

•
Segment EBITDA for the nine months ended September 30, 2007 decreased by US$ 3.8 million, or 217%, compared to the nine months ended September 30, 2006.  Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2007 increased by US$ 4.9 million, or 195%, compared to the nine months ended September 30, 2006 as we continued to develop the channels.  Cost of programming grew by US$ 3.2 million, or 255%.  Other operating costs increased by US$ 1.2 million, or 169%.  Selling, general and administrative expenses increased by US$ 0.5 million, or 89%.

Index

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and nine months ended September 30, 2007 and 2006 was as follows:

COST OF PROGRAMMING
	For the Three Months Ended September 30, (US$ 000’s)		For the Nine Months Ended September 30, (US$ 000’s)
	2007	2006	2007	2006

Production expenses	$27,257	$22,932	$95,590	$71,952
Program amortization	38,652	24,988	119,445	77,236
Cost of programming	$65,909	$47,920	$215,035	$149,188

Production expenses represent the cost of in-house productions and locally commissioned programming that will not be repeated, such as news, current affairs and game shows.  The cost of broadcasting all other programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 18.0 million, or 37.5%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to:

•	US$ 1.0 million reduction in programming costs from our Croatia operations;

•	US$ 2.7 million of additional programming costs from our Czech Republic operations.

•	US$ 4.4 million of additional programming costs from our Romania operations;

•	US$ 2.4 million of additional programming costs from our Slovak Republic operations;

•	US$ 2.8 million of additional programming costs from our Slovenia operations;

•	US$ 6.5 million of additional programming costs from our Ukraine (STUDIO 1+1) operations; and

•	US$ 0.2 million of additional programming costs from our Ukraine (KINO, CITI) operations;

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 65.9 million, or 44.1%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to:

•	US$ 6.8 million of additional programming costs from our Croatia operations;

•	US$ 2.8 million of additional programming costs from our Czech Republic operations;

•	US$ 18.8 million of additional programming costs from our Romania operations;

•	US$ 7.3 million of additional programming costs from our Slovak Republic operations, which have been consolidated for the entire nine-month period in 2007;

•	US$ 7.5 million of additional programming costs from our Slovenia operations;

•	US$ 19.5 million of additional programming costs from our Ukraine (STUDIO 1+1) operations; and

Index

•	US$ 3.2 million of additional programming costs from our Ukraine (KINO, CITI) operations;

The amortization of acquired programming for each of our consolidated operations for the three and nine months ended September 30, 2007 and 2006, is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods.  The cash paid for programming by our operations in Croatia, the Czech Republic, Romania, Slovenia, Ukraine and the Slovak Republic (for the period from January 23, 2006) is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING
	For the Three Months Ended September 30, (US$ 000’s)		For the Nine Months Ended September 30, (US$ 000’s)
	2007	2006	2007	2006
Program amortization: (1)
Croatia (NOVA TV)	$3,142	$2,640	$13,777	$9,530
Czech Republic (TV NOVA)	6,730	5,263	20,581	19,152
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL and SPORT.RO)	8,314	5,809	27,649	19,599
Slovak Republic (MARKIZA TV) (post-acquisition)	4,391	2,301	10,567	6,379
Slovenia (POP TV and KANAL A)	2,342	1,418	6,784	4,623
Ukraine (STUDIO 1+1)	13,076	7,139	37,566	19,149
Ukraine (KINO, CITI)	657	418	2,521	539
	$38,652	$24,988	$119,445	$78,971

(1) Includes the program amortization of our operations in the Slovak Republic (MARKIZA TV) for the period prior to January 23, 2006 when they were accounted for as an equity affiliate

Cash paid for programming:
Croatia (NOVA TV)	$5,484	$4,341	$16,391	$11,939
Czech Republic (TV NOVA)	6,814	2,941	17,662	19,154
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL and SPORT.RO)	19,875	15,786	42,852	33,181
Slovak Republic (MARKIZA TV)	3,585	2,831	11,750	8,373
Slovenia (POP TV and KANAL A)	3,568	2,373	8,220	5,872
Ukraine (STUDIO 1+1)	16,509	13,241	43,023	26,923
Ukraine (KINO, CITI)	375	273	1,537	388
	$56,210	$41,786	$141,435	$105,830

Index

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

CONSOLIDATED NET REVENUES

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Croatia	$7,055	$4,288	$2,767
Czech Republic	51,140	40,141	10,999
Romania	44,414	29,298	15,116
Slovak Republic	20,284	13,895	6,389
Slovenia	11,545	9,101	2,444
Ukraine (STUDIO 1+1)	39,582	15,578	24,004
Ukraine (KINO, CITI)	816	181	635
Total Consolidated Net Revenues	$174,836	$112,482	$62,354

Our consolidated net revenues increased by US$ 62.4 million, or 55%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

IV (b) Net Revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

CONSOLIDATED NET REVENUES

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Croatia	$24,701	$13,745	$10,956
Czech Republic	183,203	137,002	46,201
Romania	135,978	96,938	39,040
Slovak Republic *	68,615	43,386	25,229
Slovenia	44,309	34,883	9,426
Ukraine (STUDIO 1+1)	80,358	62,117	18,241
Ukraine (KINO, CITI)	1,868	754	1,114
Total Consolidated Net Revenues	$539,032	$388,825	$150,207
* From January 23, 2006 only.

Our consolidated net revenues for the nine months ended September 30, 2007 increased by US$ 150.2 million, or 39%, compared to the nine months ended September 30, 2006.  See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

Index

IV (c) Cost of Revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

CONSOLIDATED COST OF REVENUES

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Operating costs	$27,166	$22,073	$5,093
Cost of programming	65,909	47,920	17,989
Depreciation of station property, plant and equipment	8,768	6,080	2,688
Amortization of broadcast licenses and other intangibles	6,595	5,015	1,580
Total Consolidated Cost of Revenues	$108,438	$81,088	$27,350

Total consolidated cost of revenues increased by US$ 27.4 million, or 34%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended September 30, 2007 increased by US$ 5.1 million, or 23%, compared to the three months ended September 30, 2006.  See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the three months ended September 30, 2007 increased by US$ 18.0 million, or 38%, compared to the three months ended September 30, 2006.  See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the three months ended September 30, 2007 increased by US$ 2.7 million, or 44%, compared to the three months ended September 30, 2006 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the three months ended September 30, 2007 increased by US$ 1.6 million, or 32%, compared to the three months ended September 30, 2006 primarily due to the amortization of the broadcast licenses and customer relationships of our Romania and Slovak Republic operations arising on our acquisition of increased stakes earlier in 2007.

IV (d) Cost of Revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

CONSOLIDATED COST OF REVENUES

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Operating costs	$83,767	$71,087	$12,680
Cost of programming	215,035	149,188	65,847
Depreciation of station property, plant and equipment	23,347	17,841	5,506
Amortization of broadcast licenses and other intangibles	16,922	13,967	2,955
Total Consolidated Cost of Revenues	$339,071	$252,083	$86,988

Index

Total consolidated cost of revenues increased by US$ 87.0 million, or 35%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the nine months ended September 30, 2007 increased by US$ 12.7 million, or 18%, compared to the nine months ended September 30, 2006.  See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the nine months ended September 30, 2007 increased by US$ 65.8 million, or 44%, compared to the nine months ended September 30, 2006.  See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the nine months ended September 30, 2007 increased by US$ 5.5 million, or 31%, compared to the nine months ended September 30, 2006 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the nine months ended September 30, 2007 increased by US$ 3.0 million, or 21%, compared to the nine months ended September 30, 2006 primarily due to the amortization of the broadcast licenses and customer relationships of our Romania and Slovak Republic operations arising on our acquisition of increased stakes earlier in 2007.

IV (e) Station Selling, General and Administrative Expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Croatia	$2,691	$2,202	$489
Czech Republic	5,595	5,317	278
Romania	3,224	1,806	1,418
Slovak Republic	2,279	2,303	(24)
Slovenia	1,821	1,356	465
Ukraine (STUDIO 1+1)	1,814	3,265	(1,451)
Ukraine (KINO, CITI)	185	232	(47)
Total Consolidated Station Selling, General and Administrative Expenses	$17,609	$16,481	$1,128

Total consolidated station selling, general and administrative expenses increased by US$ 1.1 million, or 7%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

Index

IV (f) Station Selling, General and Administrative Expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Croatia	$6,430	$4,991	$1,439
Czech Republic	15,596	15,383	213
Romania	8,568	6,616	1,952
Slovak Republic	6,539	5,216	1,323
Slovenia	5,293	3,840	1,453
Ukraine (STUDIO 1+1)	5,698	8,619	(2,921)
Ukraine (KINO, CITI)	965	523	442
Total Consolidated Station Selling, General and Administrative Expenses	$49,089	$45,188	$3,901

Total consolidated station selling, general and administrative expenses increased by US$ 3.9 million, or 9%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. See discussion in Part I, Item 2, III. “Analysis of Segment Results”.

IV (g) Corporate Operating Costs for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

CORPORATE OPERATING COSTS

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding stock-based compensation)	$12,345	$7,375	$4,970
Stock-based compensation	1,494	967	527
Total Corporate Operating Costs	$13,839	$8,342	$5,497

Corporate operating costs (excluding non-cash stock-based compensation) for the three months ended September 30, 2007 increased by US$ 5.0 million, or 67%, compared to the three months ended September 30, 2006, primarily due to increased accruals for performance-related bonus payments.

The increase in the charge for non-cash stock-based compensation for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 reflects an increase in the number of stock options granted in 2006 compared to prior years as well as an increase in the fair value of stock options as our stock price increased in recent years.  For more details, see Part I Item 1, Note 14.

Index

IV (h) Corporate Operating Costs for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

CORPORATE OPERATING COSTS

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding stock-based compensation)	$25,989	$21,634	$4,355
Stock-based compensation	4,098	2,385	1,713
Total Corporate Operating Costs	$30,087	$24,019	$6,068

Corporate operating costs (excluding non-cash stock-based compensation) for the nine months ended September 30, 2007 increased by US$ 4.4 million, or 20%, compared to the nine months ended September 30, 2006, primarily due to:

•	increased accruals for performance-related bonus payments;

•	increased business development expenses incurred in researching potential acquisition targets, partly offset by;

•
decreased property-related costs, as the expense incurred in the nine months ended September 30, 2006 included a lease exit charge of approximately US$ 1.6 million (including additional depreciation of US$ 0.3 million) incurred following the relocation of our London office during the first quarter of 2006; and

•	decreased legal costs incurred in connection with legal proceedings in respect of our Ukraine operations.

IV (i) Impairment charge for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

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

IV (j) Operating Income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

OPERATING INCOME

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Operating Income	$34,950	$6,571	$28,379

Operating income for the three months ended September 30, 2007 increased by US$ 28.4 million, or 432%, compared to the three months ended September 30, 2006.  Operating margin was 20%, compared with 6%  for the three months ended September 30, 2006.

Index

IV (k) Operating Income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

OPERATING INCOME

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Operating Income	$120,785	$66,787	$53,998

Operating income for the nine months ended September 30, 2007 increased by US$ 54.0 million, or 81%, compared to the nine months ended September 30, 2006.  Operating margin was 22%, compared with 17% for the nine months ended September 30, 2006.

IV (l) Other income / (expense) items for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

OTHER INCOME / (EXPENSE) ITEMS

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Interest income	$1,180	$1,554	$(374)
Interest expense	(11,883)	(11,066)	(817)
Foreign currency exchange (loss) / gain, net	(23,300)	6,018	(29,318)
Change in fair value of derivatives	(8,555)	(881)	(7,674)
Other expense	(6,513)	(412)	(6,101)
Provision for income taxes	(131)	(1,235)	1,104
Minority interest in income of consolidated subsidiaries	(4,511)	(461)	(4,050)
Gain on sale of unconsolidated affiliate	-	6,179	(6,179)
Discontinued operations	$-	$(2,333)	$2,333

Interest income for the three months ended September 30, 2007 was broadly in line with that recognized in the three months ended September 30, 2006.

Interest expense for the three months ended September 30, 2007 increased by US$ 0.8 million compared to the three months ended September 30, 2006, primarily as a result of our increased borrowings.

Foreign currency exchange loss, net:  For the three months ended September 30, 2007 we recognized a US$ 23.3 million loss primarily as a result of the strengthening of the Euro against the dollar during the three-month period.  Our Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 26.6 million due to movements in the spot rate between June 30, 2007 and September 30, 2007.  For the three months ended September 30, 2006, we recognized a transaction gain of US$ 6.0 million.

Change in fair value of derivatives: For the three months ended September 30, 2007 we recognized a loss of US$ 8.6 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to a loss of US$ 0.9 million for the three months ended September 30, 2006.  For further information, see Part I Item 1, Note 12.

Other expense:  For the three months ended September 30, 2007 we incurred other expenses of US$ 6.5 million compared to expenses of US$ 0.4 million for the three months ended September 30, 2006.  The amount for the three months ended September 30, 2007 includes additional accruals in anticipation of the settlement of all outstanding disclosed litigation surrounding our Croatia operations.

Index

Provision for income taxes:  The provision for income taxes for the three months ended September 30, 2007 was US$ 0.1 million compared to US$ 1.2 million for the three months ended September 30, 2006.  We incur a tax charge despite reporting a taxable loss primarily due to the fact that there is no tax benefit attributable to the foreign currency exchange transaction loss arising on the Senior Notes.

Minority interest in income of consolidated subsidiaries:  For the three months ended September 30, 2007, we recognized a charge of US$ 4.5 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 0.5 million for the three months ended September 30, 2006. This reflected the strong increase in profitability of our Ukraine (Studio 1+1) operations.

Discontinued operations:  For the three months ended September 30, 2007 we recognized a charge of US$ nil in respect of discontinued operations compared to US$ 2.3 million for the three months ended September 30, 2006.

On June 19, 2003, our Board of Directors decided to withdraw from our former operations in the Czech Republic.  On October 23, 2003, we sold our 93.2% interest in CNTS to our former Czech Republic operating company for US$ 53.2 million.

The revenues and expenses of our former Czech Republic operations and the award income and related legal expenses have therefore all been treated as discontinued operations.  For the three months ended September 30, 2006, the amounts charged to discontinued operations largely represented revised estimates of additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004 (see also Part I, Item 1, Note 17).

IV (m) Other income / (expense) items for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

OTHER INCOME / (EXPENSE) ITEMS

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Interest income	$4,326	$4,748	$(422)
Interest expense	(42,717)	(32,921)	(9,796)
Foreign currency exchange gain loss, net	(28,552)	(25,469)	(3,083)
Change in fair value of derivatives	3,497	(2,757)	6,254
Other expense	(13,272)	(793)	(12,479)
Provision for income taxes	(18,609)	(8,811)	(9,798)
Minority interest in income of consolidated subsidiaries	(9,881)	(7,178)	(2,703)
Equity in income / (loss) of unconsolidated affiliates	-	(730)	730
Gain on sale of unconsolidated affiliate	-	6,179	(6,179)
Discontinued operations	$-	$(4,863)	$4,863

Interest income for the nine months ended September 30, 2007 was broadly in line with that recognized in the nine months ended September 30, 2006.

Interest expense for the nine months ended September 30, 2007 increased by US$ 9.8 million compared to the nine months ended September 30, 2006, primarily as a result of US$ 6.9 million of costs associated the redemption of our 2012 Floating Rate Notes as well as an increase in our average borrowings.

Index

Foreign currency exchange loss, net:  For the nine months ended September 30, 2007 we recognized a US$ 28.6 million loss primarily as a result of the strengthening of the Euro against the dollar during the nine-month period. Our Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 38.1 million due to movements in the spot rate between December 31, 2006 and September 30, 2007.  For the nine months ended September 30, 2006, we recognized a transaction loss of US$ 25.5 million.

Change in fair value of derivatives: For the nine months ended September 30, 2007 we recognized a US$ 3.5 million gain as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to a loss of US$ 2.8 million for the nine months ended September 30, 2006.  For further information, see Part I Item 1, Note 12.

Other expense:  For the nine months ended September 30, 2007 we incurred other expenses of US$ 13.3 million compared to US$ 0.8 million for the nine months ended September 30, 2006. The amount for the nine months ended September 30, 2007 includes accruals in anticipation of the settlement of all outstanding disclosed litigation surrounding our Croatia operations.

Provision for income taxes:  The provision for income taxes for the nine months ended September 30, 2007 was US$ 18.6 million compared to US$ 8.8 million for the nine months ended September 30, 2006 as a result of our increased profitability.  Our stations pay income taxes at rates ranging from 16.0% in Romania to 25.0% in Ukraine.

Minority interest in income of consolidated subsidiaries:  For the nine months ended September 30, 2007, we recognized a charge of US$ 9.9 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 7.2 million for the nine months ended September 30, 2006.  This movement primarily reflects the increased profitability of our Slovak Republic and Romania operations.

Equity in income / (loss) of unconsolidated affiliates:  Some of our broadcasting licenses were held by unconsolidated affiliates over which we had minority blocking rights but not majority control.  These affiliates were accounted for using the equity method.

Equity in income / (loss) of unconsolidated affiliates for the nine months ended September 30, 2007 decreased by US$ 0.7 million compared to the nine months ended September 30, 2006 as detailed below:

EQUITY IN INCOME / (LOSS) OF UNCONSOLIDATED AFFILIATES

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Romania operations	$-	$7	$(7)
Slovak Republic operations	-	(737)	737
Total Equity in Income / (Loss) of Unconsolidated Affiliates	$-	$(730)	$730

Discontinued operations: For the nine months ended September 30, 2007 we recognized a charge of US$ nil in respect of discontinued operations compared to US$ 4.9 million for the nine months ended September 30. 2006.

On June 19, 2003, our Board of Directors decided to withdraw from our former operations in the Czech Republic.  On October 23, 2003, we sold our 93.2% interest in CNTS to our former Czech Republic operating company for US$ 53.2 million.

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

Index

IV (n) Condensed consolidated balance sheet as at September 30, 2007 compared to December 31, 2006

SUMMARIZED CONDENSED CONSOLIDATED BALANCE SHEET (US$ 000’s)

	September 30, 2007	December 31, 2006	Movement

Current assets	$489,398	$413,616	$75,782
Non-current assets	1,678,139	1,405,384	272,755
Current liabilities	245,643	182,961	62,682
Non-current liabilities	659,083	574,084	84,999
Minority interests in consolidated subsidiaries	15,780	26,189	(10,409)
Shareholders’ equity	$1,247,031	$1,035,766	211,265

Current assets:  Current assets at September 30, 2007 increased US$ 75.8 million compared to December 31, 2006, primarily as a result of increases in cash and program rights, including prepaid programming.

Non-current assets:  Non-current assets at September 30, 2007 increased US$ 272.8 million compared to December 31, 2006, primarily as a result of the recognition of goodwill and other intangible assets following our acquisition of Sport.ro and additional stakes in our Romania and Slovak Republic operations, as well as increased investment in station property, plant and equipment in the Czech Republic and Romania.

Current liabilities:  Current liabilities at September 30, 2007 increased US$ 62.7 million compared to December 31, 2006, primarily reflecting increases in deferred income and interest payable, partially offset by a decrease in accounts payable.

Non-current liabilities:  Non-current liabilities at September 30, 2007 increased US$ 85.0 million compared to December 31, 2006, primarily as a result of our issuance of EUR 150.0 million of 2014 Floating Rate Notes, partially offset by the redemption of EUR 125.0 million of 2012 Floating Rate Notes issued in May 2005.

Minority interests in consolidated subsidiaries:  Minority interests in consolidated subsidiaries at September 30, 2007 decreased US$ 10.4 million compared to December 31, 2006, primarily as a result of our acquisition of additional stakes in our Romania and Slovak Republic operations during 2007.

Shareholders’ equity:  Total shareholders’ equity at September 30, 2007 increased US$ 211.2 million compared to December 31, 2006.  This increase reflects net proceeds of US$ 109.9 million from the issuance of shares of our Class A Common Stock to Igor Kolomoisky in August 2007, an increase in Other Comprehensive Income of US$ 81.0 million and net income of US$ 15.6 million for the nine months ended September 30, 2007, partially offset by the impact of the adoption of FIN 48 (US$ 3.2 million). Included in the total shareholders’ equity were proceeds from the exercise of stock options (US$ 3.5 million) and amounts of US$  4.6 million related to stock-based compensation.

Index

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 46.7 million during the nine months ended September 30, 2007.  The change in cash and cash equivalents is summarized as follows:

SUMMARY OF CASH FLOWS

For the Nine Months Ended September 30, (US$ 000's)
	2007	2006

Net cash generated from continuing operating activities	$95,889	$67,907
Net cash used in continuing investing activities	(188,463)	(100,818)
Net cash received from financing activities	136,446	132,227
Net cash used in discontinued operations – operating activities	(2,164)	(1,690)
Net increase in cash and cash equivalents	$46,665	$92,844

Operating Activities

Cash generated from continuing operations increased from US$ 67.9 million in the nine months ended September 30, 2006 to US$ 95.9 million in the nine months ended September 30, 2007. The amount of cash generated by each of our stations other than Croatia and Ukraine (KINO, CITI) increased as a result of improved operational performance with particularly strong increases in the Czech Republic, Romania and the Slovak Republic. These increases more than offset our increased investment in programming, particularly in Ukraine, which is experiencing significant price inflation for popular Russian series and is making additional investments in such programming to boost ratings, and in Croatia, where we are improving the quality of our programming to drive ratings growth.  It is likely that the cost of acquired programming across all our markets will continue to grow in the future.

Investing Activities

Cash used in investing activities increased from US$ 100.8 million in the nine months ended September 30, 2006 to US$ 188.5 million in the nine months ended September 30, 2007.  Our investing cash flows in the nine months ended September 30, 2007 were primarily comprised of:

•
Payment of SKK 1.9 billion (approximately US$ 78.5 million) in connection with our acquisition of the final 20% stake in our Slovak Republic operations (for further information, see Part I, Item 1, Note 3);

•
Payment of US$ 51.6 million in connection with our acquisition of an additional 5% stake in our Romania broadcasting operations and a 20% stake in our Romanian production company (for further information, see Part I, Item 1, Note 3);

•	Payments of EUR 6.7 million (approximately US$ 8.4 million) in connection with our acquisition of Sport.ro (for further information, see Part I, Item 1, Note 3);
•	Payments of US$ 3.1 million in connection with our acquisition of a 60.4% stake in each of Tor and Zhysa (for further information, see Part I, Item 1, Note 3); and
•	Capital expenditure of US$ 46.3 million.

Financing Activities

Net cash received from financing activities in the nine months ended September 30, 2007 was US$ 136.4 million compared to US$ 132.2 million in the nine months ended September 30, 2006.  Our financing cash flows in the nine months ended September 30, 2007 primarily comprised net proceeds of US$ 199.4 million from the issuance of EUR 150.0 million of 2014 Floating Rate Notes and US$ 110 million from the issuance of approximately 1.275 million shares of Class A Common Stock to Igor Kolomoisky, partially offset by payment of EUR 127.5 million (approximately US$ 169.0 million at the date of payment) to redeem our 2012 Floating Rate Notes issued in May 2005.

Index

The amount of cash received in the nine months ended September 30, 2006 reflects proceeds of US$ 168.6 million from the issuance of Class A Common Stock and a net payment of US$ 36.4 million to repay credit facilities.

Discontinued Operations

In the nine months ended September 30, 2007, we paid taxes of US$ 2.2 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 1.7 million in the nine months ended September 30, 2006.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future for our existing operations, subject to the matters disclosed in “Cash Outlook” below.

Our ongoing source of cash at the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding ongoing station operations, may be remitted to us, or to other shareholders where appropriate.  Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. Except as set forth below, our voting power is sufficient to compel the making of distributions.

In the case of Nova TV (Croatia), distributions may be paid from net profits subject to a reserve of 5% of annual profits until the aggregate reserves equal 5% of the registered capital of Nova TV (Croatia). In the case of CET 21, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equal 10% of the registered capital of CET 21. In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV's registered capital. A majority vote is required in order for Pro TV to make distributions and we have sufficient voting power to compel distributions of dividends.  In the case of Markiza, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital. Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital. In the case of Pro Plus, distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Studio 1+1, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equal 25% of the registered capital of Studio 1+1. In the case of Inter-Media, Innova and IMS, distributions may be paid from their profits and there is no reserve requirement for these companies. Our voting power in Innova and IMS is sufficient to compel the distribution of dividends.

Index

As at September 30, 2007 and December 31, 2006 the operations had the following unsecured balances owing to their respective holding companies:

Operating segment (US$ 000’s)	September 30, 2007	December 31, 2006
Croatia	$95,373	$67,623
Czech Republic	420,814	434,897
Romania	52,613	25,620
Slovak Republic	10,186	23,670
Slovenia	-	-
Ukraine (STUDIO 1+1)	930	-
Ukraine (KINO, CITI)	14,505	4,621
Total	$594,421	$556,431

V (c) Contractual Obligations and Commitments

Our future contractual obligations as of September 30, 2007 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$574,584	$12,839	$1,700	$-	$560,045
Long-Term Debt – interest	229,995	41,080	82,280	81,974	24,661
Capital Lease Obligations	6,838	860	1,591	1,420	2,967
Operating Leases	5,160	1,876	2,368	916	-
Unconditional Purchase Obligations	132,794	115,735	9,254	5,632	2,173
Other Long-Term Obligations	6,867	5,367	1,500	-	-
Total Contractual Obligations	$956,238	$177,757	$98,693	$89,942	$589,846

Long-Term Debt

At September 30, 2007, we had the following debt outstanding:

		September 30, 2007 (US$ 000’s)
Corporate	(1)–(2)	$560,045
Croatia operations	(3)	-
Czech Republic operations	(4)–(6)	12,839
Romania operations	(7)	-
Slovenia operations	(8)	-
Ukraine (KINO, CITI) operations	(9)	1,700
Total		$574,584

(1)
In May 2005, we issued senior notes in the aggregate principal amount of EUR 370.0 million (approximately US$ 524.6 million) consisting of EUR 245.0 million (approximately US$ 347.4 million) of Fixed Rate Notes, which bears interest at 8.25% and EUR 125.0 million (approximately US$ 177.2 million) of 2012 Floating Rate Notes, which bore interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50%.  On May 15, 2007, we redeemed the 2012 Floating Rate Notes.

On May 16, 2007 we issued our 2014 Floating Rate Notes in the aggregate principal amount of EUR 150.0 million (approximately US$ 212.7 million), which bears interest at EURIBOR plus 1.625% (5.80% was applicable at September 30, 2007).   Interest is payable on the Senior Notes semi-annually in arrears on each May 15 and November 15.

Index

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

On September 10, 2007, Standard & Poor’s senior unsecured debt rating for our Senior Notes was upgraded to BB- from B+, with a corporate credit rating of BB/ (stable), up from BB- / (positive).  At September 30, 2007, Moody’s Investors Service’s rating of both our corporate credit rating and our Senior Notes was Ba3 stable.

(2)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 141.8 million) arranged by EBRD and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 70.9 million) also arranged by EBRD. ING and CS are participating in the facility for EUR 75.0 million in aggregate.

We also entered into a supplemental agreement on August 22, 2007 to amend the interest rate payable on the EUR 100.0 million facility, as a result of which the EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount.  The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. There were no drawings under this facility as at September 30, 2007.

Covenants contained in the EBRD Loan are similar to those contained in our Senior Notes.  In addition, the EBRD Loan’s covenants restrict us from making principal repayments on other new debt of greater than US$ 20.0 million per year for the life of the EBRD Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

The EBRD Loan is a secured senior obligation and ranks pari passu with all existing and future senior indebtedness, including the Senior Notes, and is effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amount drawn is guaranteed by two subsidiary holding companies and is secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of the EBRD Loan restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

Index

(3)
On March 28, 2007, we repaid EUR 0.6 million (approximately US$ 0.9 million), which was the total amount outstanding to our Croatia operations under two loan agreements with Hypo Alpe-Adria Bank d.d. Following this repayment, the security held by the bank was released.

(4)
CET 21 has a four-year credit facility of CZK 1.2 billion (approximately US$ 61.6 million) with CS.  The final repayment date is October 31, 2009.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month LIBOR, EURIBOR or PRIBOR rate plus 1.95%.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  As at September 30, 2007, there were no drawings under this facility; however on July 10, 2007, CZK 860.0 million (approximately US$ 44.2 million) was drawn down under this facility, of which CZK 260.0 million (approximately US$ 13.4 million) was repaid on July 31, 2007, and CZK 600.0 million (approximately US$ 30.8 million) was repaid on September 14, 2007.

(5)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 12.8 million) with CS.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65% and is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. On September 30, 2007, the full CZK 250.0 million (approximately US$ 12.8 million) was drawn under this facility bearing interest at an aggregate 4.65% (three-month PRIBOR effective for this loan was 3.5%).

(6)
As at September 30, 2007, there were no drawings under a CZK 300.0 million (approximately US$ 15.4 million) factoring facility with Factoring Ceska Sporitelna, a.s.  This facility is available until September 30, 2010 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(7)	The interest-free loan provided by one of the founding shareholders of Sport.ro was repaid on August 31, 2007.

(8)
On July 29, 2005, Pro Plus entered into a revolving five-year facility agreement for up to EUR 37.5 million (approximately US$ 53.2 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability declines by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at September 30, 2007, EUR 30.0 million (approximately US$ 42.5 million)  was available for drawing under this revolving facility; there were no drawings outstanding.

(9)
Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at September 30, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 2.1 million.  For more information on our capital lease obligations see Part I, Item 1, Note 11.

Operating Leases

For more information on our operating lease commitments see Part 1, Item 1, Note 18.

Index

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At September 30, 2007, we had commitments in respect of future programming of US$ 123.4 million (December 31, 2006: US$ 98.0 million).  This includes contracts signed with license periods starting after September 30, 2007.  For more information on our programming commitments see Part I, Item 1, Note 18.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 3.3 million (see Part I, Item 1, Note 18).

In addition to the amounts disclosed above, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put our interest in Media Pro. As at September 30, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil (2006: US$ nil).

V (d) Cash Outlook

We issued EUR 370.0 million (approximately US$ 480.0 million at the time of issuance) Senior Notes in May 2005, consisting of EUR 245.0 million of Fixed Rate Notes and EUR 125.0 million of 2012 Floating Rate Notes. Our EUR 125 million 2012 Floating Rate Notes were redeemed on May 15, 2007. On May 16, 2007 we issued our 2014 Floating Rate Notes in the aggregate principal amount of EUR 150.0 million. We have significant debt service obligations in respect of the Senior Notes. The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.  In addition, we have a  EUR 150.0 million revolving loan facility with EBRD. EUR 100.0 million of this facility is available for general corporate purposes; and the remaining EUR 50.0 million, once fully drawn for permitted projects, can thereafter be used for general corporate purposes, which further increases our financing flexibility and will reduce our average cost of debt.  As at September 30, 2007, there were no drawings.  We have also raised US$ 110.0 million from the issuance of approximately 1.275 million shares of Class A Common Stock to Igor Kolomoisky in August 2007, which will allow further flexibility in our investing and financing requirements.

Our future cash needs will depend on our overall financial performance, debt service requirements under the Senior Notes and the EBRD Loan as well as under other indebtedness incurred by us as well as any future acquisition, investment and development decisions.  Our ability to raise further funds through external debt facilities depends on our satisfaction of leverage ratios under the Senior Notes, which are also incorporated into the drawing conditions of the EBRD Loan.  In the short-term we are able to fund our operations from cash generated from operations, our current cash resources (US$ 192.6 million, at September 30, 2007) and available undrawn credit facilities (US$ 332.2 million, at September 30, 2007), plus an unutilized, uncommitted EUR 10.0 million (US$ 14.2 million) overdraft facility from ING.

We expect to invest US$ 75-80 million on capital expenditure in 2007 and approximately US$ 10 million in furthering the development of our non-broadcast operations. Any further significant acquisitions could be financed through the issues of additional external debt or equity depending on prevailing market conditions at the time.

Our Croatia operations continue to require funding to improve our ratings performance and increase our market share.  We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 37.0 million during 2007, and have provided US$ 4.3 million in cash funding to Nova TV (Croatia) in the three months ended September 30, 2007. Our Ukraine (KINO, CITI) operations continue to require funding in order to achieve improved ratings and market share.  We expect the funding required to support KINO and CITI to be in excess of US$ 11.0 million during 2007 and have provided US$ 2.2 million in cash funding to KINO and CITI in the three months ended September 30, 2007.

Index

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

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998.  As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of an amount equivalent to EUR 4.5 million  (approximately US$ 6.4 million). The Slovenian tax authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus.  On this basis, the Slovenian tax authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest.  Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid.  On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to an amount equivalent to EUR 2.7 million (approximately US$ 3.8 million) in aggregate principal amount.  Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities to defer the demand for payment until a final judgment has been issued, and the Slovenian tax authorities have so agreed.  On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities.  The Slovenian tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. The Slovenian Supreme Court denied the appeal in June 2007 and remanded the case back to the Slovenian tax authorities. We do not have a provision in our financial statements in relation to this legal action.

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

Index

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

Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions including the United States.  As at January 1, 2007, analyzed by major tax jurisdictions, the Company’s subsidiaries are no longer subject to income tax examinations for years before:

Jurisdiction	Year
Croatia	2003
Czech Republic	2002
Germany	2000
Netherlands	2004
Romania	2002
Slovak Republic	2001
Slovenia	2001
Ukraine	2003
United States	2001

Since January 1, 2007, the German tax authorities concluded an income tax audit of our German subsidiary covering the years up to and including 2004 and authorities determined that no material additional amounts of income tax were payable for such periods.  Therefore, years before 2005 are no longer subject to income tax examination in Germany.

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

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies, although our functional currency is the dollar, and our Senior Notes are denominated in Euros.  As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from certain subsidiaries.  In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.

We have not attempted to hedge the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into dollars due to movements in exchange rates between the Euro and the dollar.

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 549.5 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 533.0 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at September 30, 2007 was a US$ 9.0 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Part I, Item 1, Note 5).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at September 30, 2007, we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and four tranches of debt which were maintained with a fixed interest rate.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Index

Interest Rate Table as at September 30, 2007

Expected Maturity Dates	2007	2008	2009	2010	2011	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	245,000
Average interest rate (%)	-	-	-	-	-	8.25%
Variable rate	-	-	-	-	-	150,000
Average interest rate (%)	-	-	-	-	-	5.80%

Total debt in US$ (000's)
Fixed rate	-	-	1,700	-	-	-
Average interest rate (%)	-	-	9.00%	-	-	-

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	250,000	-	-	-	-	-
Average interest rate (%)	5.15%	-	-	-	-	-

Variable Interest Rate Sensitivity as at September 30, 2007

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at September 30, 2007 (US$ 000's)	Interest Rate as at September 30, 2007	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

212,675 (EUR 150.0 million)	5.80%	12,329	14,456	16,582	18,709	20,836	22,963
12,839 (CZK 250.0 million)	5.15%	661	790	918	1,046	1,175	1,303

Total		12,990	15,246	17,500	19,755	22,011	24,266

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Croatia

Global Communications Disputes

On October 29, 2004, OK filed suit against Global Communications claiming approximately HRK 53.0 million (approximately US$ 10.3 million) in damages.  Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK.  Global Communications, together with GRP Media d.o.o., another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to the Global Agreement.  Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia).  On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided.  Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB.  In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered.  OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed.  Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 13.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we have appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error.  Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim.  Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied.  The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense.  We have also appealed this decision. We have accrued for the amounts we expect to be ultimately payable as a result of engaging in settlement negotiations with Global Communications. Any such settlement would also include a settlement of the former shareholder dispute described below.

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) is claiming that the Global Agreement and the Reconciliation Agreements by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party.  Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) is arguing for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit).  Nova TV (Croatia) is further claiming restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount is HRK 586.5 million (approximately US$ 114.2 million). The first hearing was held on September 24, 2007, and the judge denied the claim without permitting any arguments, evidence or witnesses. We await the issuance of the written decision.

Index

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o. (a company wholly-owned by Ivan Caleta), Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the OK Sale Contract.  Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia).  The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details.  The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder.  The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we continue to dispute this.  Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning.  On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs.  We have appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court and we continue to challenge the validity of the power of attorney purportedly issued by Richard Anthony Sheldon (a resident of the United Kingdom) to legal counsel representing the other plaintiffs.

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibits a sale or encumbrance of 75% of the shares of OK.  Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006.  On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We have unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who has been appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. Our appeal against this decision was denied on May 8, 2007. While we continue to vigorously contest all these actions in the face of serious concerns as to the impartiality of the Croatian judicial system, we are engaged in settlement negotiations with the former shareholders of OK.

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV, against MMTV, a subsidiary of CME Media Enterprises B.V.  In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.1 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately SIT 29.0 million (approximately US$ 0.2 million)) plus accrued interest.  On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.1 million) plus interest as well as costs.  On September 24, 2004, MMTV filed an appeal against the judgment.  On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. At a hearing on September 4, 2007, the lower court denied the claim of Mrs. Meglic.   and ordered her to pay MMTV‘s costs of litigation. Mrs. Meglic filed an appeal on September 24, 2007.

Index

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On December 23, 2005, we initiated international arbitration proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60.0% interest in Studio 1+1.  Following the adoption of an amendment to the Ukraine Media Law in March 2006, our partners acknowledged their obligation to structure had ripened; and in September 2006, they entered into agreements to effect a restructuring. On November 9, 2006, the arbitration proceedings were suspended by mutual consent to permit the parties to implement the restructuring   On August 30, 2007, we succeeded in registering our Ukrainian subsidiary UMS as the owner of 42.0% of Studio 1+1.  Together with our 18.0% indirect interest in Studio 1+1 held through Inter-Media, we now have a 60% interest in Studio 1+1.

On September 4, 2007, Mr. Fuchsmann and Mr. Rodnyansky sought to file a cross action in these international arbitration proceedings to compel the transfer by us of an interest in Ukrpromtorg to Mr. Fuchsmann and Mr.Rodnyansky. They allege that they are entitled to participate on a pro rata basis in our investment in Ukrpromtorg. This claim is based on a the terms of our shareholders’ agreement pursuant to which we and our partners have a limited right to participate on a pro rata basis in  investment opportunities in the Ukrainian media sector undertaken by the other.   In our response to this cross action, we intend to deny any breach of our shareholders’ agreement and request that the tribunal hold the cross action inadmissible in the current arbitration proceedings, whose subject matter is the restructuring, and terminate these proceedings.

Index

Item 1A.  Risk Factors

This Report on Form 10-Q for the period ended September 30, 2007, contains forward-looking statements that involve risks and uncertainties  See “Forward-looking Statements” in Part I, Item 2. Our actual results in the future could differ materially from those anticipated in these forward-looking statements  as a result of certain factors, including the risks described below and elsewhere in this Report on Form 10-Q.

Risks Relating to our Operations

We do not have management control of our affiliate in Ukraine

We own our operations in Ukraine jointly with our partners through subsidiaries and affiliates.  In Studio 1+1, we hold a direct 42% ownership interest and an indirect 18% ownership interest. As a result, we do not have an ownership interest directly in Studio 1+1 that is sufficient to allow us to unilaterally assert management control or unilaterally direct the strategies, operations and financial decisions of this company.  Therefore, our ability to implement all financial reporting and management processes that exist in our other operations requires the active cooperation of our partners. Their consent is also required for decisions affecting the sale of advertising and sponsorship, acquisition of programming, investment in production, scheduling decisions, the retention and dismissal of key employees as well as other operational issues, including ensuring compliance with relevant tax and other obligations of Studio 1+1. Our inability to obtain any required consent may result in Studio 1+1 being in breach of such tax or other obligations or may result in decisions being adopted that do not fully reflect our strategic objectives.  In the absence of such consent, we may not be able to cause Studio 1+1 to adopt decisions in respect of advertising and sponsorship, programming, production, scheduling, personnel or otherwise that we believe are necessary in order to respond to competitive market dynamics in Ukraine for audience share and advertising, which may have an adverse impact on our financial position, results of operations and cash flows.

We may not be aware of all related party transactions; such transactions may involve risks of conflicts of interest and of concluding transactions on less favorable terms than could be obtained in arms length transactions

In Romania and Ukraine, the local shareholders and/or general directors of our television operating companies are individuals with other business interests in those countries, including interests in television and other media related companies.  Our operating companies’ transactions with such companies, whether or not we are aware that our local shareholders and general directors have an interest in such companies, may present conflicts of interests which may in turn result in the conclusion of transactions on terms that are not arms length. In addition, some related party receivables have been collected more slowly than unrelated third party receivables, which has resulted in slower cash flow to our operating companies. It is likely that our subsidiaries will continue to enter into related party transactions in the future. As a result, there is a risk that some related party transactions may be entered into on terms that are not arms length, which may result in a negative impact on results of operations and cash flows. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes and the EBRD Loan.

Index

Our operating results depend on our ability to generate advertising sales generally and, in the Czech Republic, to fully implement our advertising sales strategy

We generate almost all of our revenues from the sale of advertising airtime on our television channels.  Our advertising revenues in general depend on the pricing of our advertising time as well as other factors, including television viewing levels, changes in audience preferences, our stations’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and other media operators, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics.  Advertisers generally use GRPs to measure television viewing levels.  Our ability to generate GRPs depends on our offering programming which appeals to our target audiences, responding to technological developments in media, competing effectively with other broadcasters seeking to attract similar audiences and managing the impact of any seasonal trends.

In order to maintain and increase our advertising sales, it will be necessary to fully implement our advertising sales strategy in the Czech Republic (see Part I, Item 2, “Analysis of Segment Results, Czech Republic”) and to respond successfully to changes in other factors affecting advertising sales generally, especially in Ukraine, in order to maintain and increase our advertising sales. Any decline in advertising sales due to a failure to respond to such changes or to successfully implement the advertising sales strategies could have a material adverse effect on our financial position, results of operations and cash flows.

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

The relative level of development of our markets and the influence of local parties also presents a potential for biased treatment of us before regulators or courts in our markets in the event of disputes involving our investments.  If such a dispute occurs, those regulators or courts might favor local interests over our interests.  Ultimately, this could lead to loss of our business operations, as occurred in the Czech Republic in 1999.  We are involved in certain disputes with some of the former shareholders of our Croatia operations and some of these shareholders may also challenge a restructuring that we have undertaken in response to a request from the Croatian Media Council.  The ability of certain of these shareholders to exert influence on local institutions may create a potential for biased treatment of us.  An adverse outcome in the Global Communications lawsuit (see Part II, Item 1, “Legal Proceedings, Croatia”) or a successful challenge to the restructuring could have an adverse impact on our financial position, results of operations and cash flows.

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire programming content that is attractive to our audiences

Television programming is one of the most significant components of our operating costs, particularly in Ukraine.  The commercial success of our channels depends substantially on our ability to develop, produce or acquire syndicated television programming content that matches audience tastes, attracts high audience shares and generates advertising revenues.  Our programming costs or requirements may increase in response to increased competition from existing and new television broadcasting channels for such programming or related talent.  The costs of acquiring programming content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of such competition. Our expenditure in respect of locally produced programming content may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent.  In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform.  In the event any such programming does not attract adequate audience share, it may be necessary to write down the value of such programming.  Any such increase in programming costs or write-downs could have a material adverse effect on our financial condition, results of operations and cash flows.

Index

Our broadcasting licenses may not be renewed and may be subject to revocation

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business.  We cannot guarantee that our current licenses or other authorizations will be renewed or extended, or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions.  The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated.  Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future.

Our current broadcasting licenses expire at various times between November 2007 and 2019.  Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

•	Additional demands placed on our senior management, who are also responsible for managing our existing operations;

Index

•	Increased overall operating complexity of our business, requiring greater personnel and other resources;

•	Difficulties of expanding beyond our core expertise, in the event that we acquire content providers or other ancillary businesses;

•	Significant initial cash expenditures to acquire and integrate new businesses; and

•	In the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under our Senior Notes and the EBRD Loan.

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

Our operating results are dependent on the importance of television as an advertising medium

We generate almost all of our revenues from the sale of advertising airtime on television channels in our markets.  In the advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising.  In all of the countries in which we operate, television constitutes the single largest component of all advertising spending.  There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets or that changes in the regulatory environment or technology will not favor other advertising media or other television broadcasters.  Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically.  A decline in television advertising spending in any period or in specific markets could have an adverse effect on our financial position, results of operations and cash flows.

Our operating results are dependent on general economic conditions

The results of our operations rely heavily on advertising revenue and demand for advertising is affected by prevailing general economic conditions.  Adverse economic conditions generally and downturns in the economies of our operating countries specifically are likely to negatively impact the advertising industries in those countries and, consequently, the results of our operations.  In addition, disasters, acts of terrorism, civil or military conflicts or general political uncertainty may create economic uncertainty that reduces advertising spending.  Although recently there has been growth in the economies of our operating countries, there can be no assurance that this trend will continue or that any such improvement in general economic conditions will generate increased advertising revenue for our group.  Global and local downturns in the general economic environment may cause our customers to reduce the amounts they spend on advertising, which could result in a decrease in demand for our advertising airtime.  This would adversely affect our, financial position, results of operations and cash flows.

Our operations are subject to significant changes in technology that could adversely affect our business

Countries in which we have operations have plans to migrate from analog terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with differing time frames and regulatory regimes.  The specific timing and approach to implementing such plans to be employed in our markets is subject to change and we cannot predict the effect of such migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast if such additional rights or licenses should be required under any relevant regulatory regime.  We may be required to commit substantial financial and other resources to the implementation of new technologies.  We may be required to make substantial additional capital investment in order to implement digital terrestrial broadcasting and the use of alternative distribution systems may require us to acquire additional distribution and content rights. We may not have access to resources sufficient to make such investments when required.

Index

The television broadcasting industry may be affected by rapid innovations in technology.  The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital broadcasting, cable and satellite distribution systems, the internet, video-on-demand and the availability of television programming on portable digital devices, have fragmented television audiences in more developed markets and could adversely affect our businesses.  In addition, compression techniques and other technological developments allow for expanded programming offerings to be offered to highly targeted audiences.  Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms.  Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems.  In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming.  Any requirement for substantial further investment for digitalization or to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

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

Risks Relating to our Financial Position

Our increased debt service obligations following the issuance of the Senior Notes may adversely affect our business

Our leverage has been significantly increased with the issuance of the Senior Notes (see Part I, Item 1, Note 5). As a result, we have significant debt service obligations and we are restricted in the manner in which our business is conducted.  Our high leverage could have important consequences to our business and results of operations, including but not limited to: increasing our vulnerability to a downturn in our business or economic and industry conditions; and limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes and our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate has been limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Index

We may require additional external sources of capital, which may not be available on acceptable terms

The acquisition, ownership and operation of television broadcasting operations requires substantial capital investment.  Our total capital requirements are based on our estimates of future operating results, which are based on a variety of assumptions that may prove to be inaccurate.  If our assumptions prove to be inaccurate, if our assumptions or plans change, or if our costs increase due to competitive pressures or other unanticipated developments, we may need to obtain additional financing.  Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements.  In addition, it is not possible to ensure that such financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indentures pursuant to which our Senior Notes were issued in 2005 (the “2005 Indenture”) and in 2007 (the “2007 Indenture” and collectively with the 2005 Indenture the “Indentures”) or pursuant to the terms of the EBRD Loan (see Part I, Item 1, Notes 5 and 11).  Any additional equity or equity-linked financings may dilute the economic interest of the holders of our Common Stock.  Furthermore, such financings may not be available on acceptable terms.

Under the Senior Notes and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business

Pursuant to the terms of the 2005 Indenture, the 2007 Indenture and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1.  If we were to default on the 2005 Indenture, the 2007 Indenture or the EBRD Loan , the trustees under our Indentures or the EBRD would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under our Indentures or the EBRD Loan.

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

We are subject to risks relating to fluctuations in exchange rates

Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs, including programming rights expenses and interest on debt, are in other currencies.  Furthermore, the functional currency of our operations in Romania and Ukraine is the dollar.  This is subject to annual review and new circumstances that may be identified during these annual reviews may result in use of functional currencies in these markets that differ from our reporting currency.  In addition, our Senior Notes are denominated in Euros.  We have not attempted to hedge the Senior Notes.  We have in the past and may therefore in the future continue to experience significant gains and losses on the translation of the Senior Notes into Dollars due to movements in exchange rates between the Euro and the dollar.

Index

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in a negative impact on our  financial position, results of operations and cash flows.

Our holding company structure may limit our access to cash

We are a holding company and we conduct our operations through subsidiaries and affiliates.  The primary internal source of our cash to fund our operating expenses as well as service our existing and future debt depends on debt repayments from our subsidiaries, the earnings of our operating subsidiaries, earnings generated from our equity interest in certain of our affiliates and distributions of such earnings to us.  Substantially all of our assets consist of ownership of and loans to our subsidiaries and affiliates.  We currently rely on the repayment of intercompany indebtedness and the declaration of dividends to receive distributions of cash from our operating subsidiaries and affiliates.  The distribution of dividends is generally subject to conformity with requirements of local law, including the funding of a reserve account and, in certain instances, the affirmative vote of our partners.  If our operating subsidiaries or affiliates are unable to distribute to us funds to which we are entitled, we may be unable to cover our operating expenses.  Such inability would have a material adverse effect on our financial position, results of operations and cash flows.

Risks Relating to Enforcement Rights

We may not be able to enforce our indemnification rights in a timely manner

Under the purchase agreement for the TV Nova (Czech Republic) group, PPF and certain of its affiliates have agreed to indemnify us for a limited period of time up to the full amount of the purchase price paid by us for the TV Nova (Czech Republic) group for a series of events and circumstances, including claims relating to taxes and claims brought by certain former shareholders of the TV Nova (Czech Republic) group.  If we make an indemnification claim and we do not receive an indemnification payment or if such payment is delayed or contested, it may have a material adverse effect on our ability to make any required repayments under the terms of the Senior Notes or other indebtedness or may adversely affect our financial position, results of operations and cash flows.

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

Index

Risks Relating to Our Common Stock

CME Holdco L.P. is in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

CME Holdco L.P. owns all our outstanding shares of Class B Common Stock, each of which carries 10 votes per share.  Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and, subject to certain limitations described below, is entitled to vote those shares on behalf of CME Holdco L.P.  The shares over which Ronald Lauder has voting power represent 64.8% of the aggregate voting power of our Common Stock.  On September 1, 2006, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, acquired 49.7% of CME Holdco L.P.  Under the terms of the limited partnership agreement of CME Holdco L.P., Adele (Guernsey) L.P. has certain consent rights in respect of the voting and disposition of the shares of Class B Common Stock.  CME Holdco L.P. is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors, including two Adele (Guernsey) L.P. is entitled to recommend for appointment, and transactions involving a change of control.  The interests of CME Holdco L.P. may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as CME Holdco L.P. retains voting control.

The price of our Class A Common Stock is likely to remain volatile

The market price of shares of our Class A Common Stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Business and Operations” and including the following: license renewals, general economic and business trends, variations in quarterly operating results, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A Common Stock, future issuances of shares of our Class A Common Stock and investor and securities analyst perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies.  These broad market and industry factors may materially reduce the market price of our Class A Common Stock, regardless of our operating performance.

Our share price may be adversely affected by potential future issuances and sales of our shares

As at September 30, 2007, we have a total of 1.0 million options to purchase Class A Common Stock outstanding and 0.1 million options to purchase Class B Common Stock outstanding.  An affiliate of PPF holds 3,500,000 unregistered shares of Class A Common Stock and Igor Kolomoisky holds 1,275,227 unregistered shares of Class A Common Stock.  We cannot predict what effect, if any, the issuance of shares underlying options, the entry into trading of such unregistered shares or any future sales of our shares will have on the market price of our shares.  If more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

The risks described here are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and / or operating results.

Index

Item 5. Other Information

On October 30, 2007, we entered into a purchase agreement with Mr. Kolomoisky and Torcensta and a pledge agreement with Mr. Kolomoisky and the two nominee shareholders of Torcensta in order to implement certain terms of the framework agreement (see Part I, Item 1, Note 19 “subsequent events”).

Under the purchase agreement, we will acquire 100% of Torcensta following its becoming the owner of the Optioned Interests and the satisfaction of other conditions to closing .  In the event we exercise such option, The consideration shall be an amount equal to the lesser of (i) US$ 140.0 million and (ii) 4% of the number of our outstanding shares of Class A Common Stock at the time the Optioned Interests are acquired by Torcensta (using a weighted average trading price), provided, that in the event the lesser amount is US$ 140.0 million, Mr. Kolomoisky will have the option of receiving his consideration in cash or shares of our Class A Common Stock (using the weighted average trading price).

Under the pledge agreement, Mr. Kolomoisky has pledged his beneficial interest in Torcensta and the two nominee shareholders will pledge their shares in Torcensta as security for the obligation under the purchase agreement to transfer Torcensta to us.

Item 6.  Exhibits

a) The following exhibits are attached:

4.02	Subscription Agreement between Central European Media Enterprises Ltd and Igor Kolomoisky, dated August 24, 2007

4.03	Registration Rights Agreement between Central European Media Enterprises Ltd and Igor Kolomoisky, dated as of August 24, 2007

10.68
Supplemental Agreement Relating to the Loan Agreement dated 21 July, 2006 (as amended by an amending Letter Agreement dated 16 November, 2006) between Central European Media Enterprises Ltd and the European Bank for Reconstruction and Development, dated August 22, 2007

10.69	Loan Agreement between Central European Media Enterprises Ltd and the European Bank for Reconstruction and Development, dated August 22, 2007

10.70	Agreement on Transfer of Participation Interest in Media Invest, spol. s.r.o between Mr Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007

10.71	Agreement on Consideration between Mr Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated November 1, 2007

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated November 1, 2007

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated November 1, 2007 (furnished only)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2007	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: November 1, 2007	/s/ Wallace Macmillan
Wallace Macmillan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

4.02	Subscription Agreement between Central European Media Enterprises Ltd and Igor Kolomoisky, dated August 24, 2007

4.03	Registration Rights Agreement between Central European Media Enterprises Ltd and Igor Kolomoisky, dated as of August 24, 2007

10.68
Supplemental Agreement Relating to the Loan Agreement dated 21 July, 2006 (as amended by an amending Letter Agreement dated 16 November, 2006) between Central European Media Enterprises Ltd and the European Bank for Reconstruction and Development, dated August 22, 2007.

10.69	Loan Agreement between Central European Media Enterprises Ltd and the European Bank for Reconstruction and Development, dated August 22, 2007.

10.70	Agreement on Transfer of Participation Interest in Media Invest, spol. s.r.o between Mr Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007.

10.71	Agreement on Consideration between Mr Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007.

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated November 1, 2007.

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated November 1, 2007.

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated November 1, 2007 (furnished only).