Form 10-Q/A
period 2007-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2008-02-22
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1 TO FORM 10-Q

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

THIS PAGE INTENTIONALLY LEFT BLANK

EXPLANATORY NOTE

This is Amendment No. 1 to the Form 10-Q for the period ended March 31, 2007 of Central European Media Enterprises Ltd., as originally filed on May 3, 2007.

We are filing this Amendment No. 1 to correct the classification of certain provisions for legal contingencies, which had previously been reported as non-operating expenses within our condensed Consolidated Statement of Operations and are now being reported as operating expenses.

This modification resulted in changes in Item 1. Financial Statements, where the condensed Consolidated Statement of Operations for the three months ended March 31, 2007 has been amended, and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, where the analysis of Corporate Operating Costs, Operating Income and Other Expense for the three months ended March 31, 2007 has been amended.

We have not otherwise updated this Quarterly Report on Form 10-Q/A to modify disclosures in the Quarterly Report on Form 10-Q for the period ended March 31, 2007 for events occurring subsequent to the original May 3, 2007 filing date; and except for the modifications referred to in the preceding paragraph, it continues to speak as of May 3, 2007.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q/A
AMENDMENT NO.1 TO FORM 10-Q

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2007 (as restated, see Note 2)	2006
Net revenues	$147,912	$119,754
Operating expenses:
Operating costs	25,657	22,972
Cost of programming	66,353	48,418
Depreciation of station property, plant and equipment	6,899	5,702
Amortization of broadcast licenses and other intangibles (Note 4)	5,162	4,332
Cost of revenues	104,071	81,424
Station selling, general and administrative expenses	15,781	14,166
Corporate operating costs	14,773	7,981
Operating income	13,827	16,183
Interest income	1,414	1,453
Interest expense	(11,396)	(10,518)
Foreign currency exchange loss, net	(3,136)	(10,862)
Change in fair value of derivatives (Note 12)	4,524	-
Other expense	(244)	(548)
Income / (loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	4,449	(4,292)
Provision for income taxes	(5,059)	(3,994)
Loss before minority interest, equity in income of unconsolidated affiliates and discontinued operations	(610)	(8,286)
Minority interest in (loss) / income of consolidated subsidiaries	360	(5,441)
Equity in income / (loss) of unconsolidated affiliates	-	(730)
Net loss from continuing operations	(250)	(14,457)
Discontinued operations (Note 17):
Tax on disposal of discontinued operations (Czech Republic)	-	(3,807)
Net loss from discontinued operations	-	(3,807)
Net loss	$(250)	$(18,264)

Currency translation adjustment, net	(5,635)	32,459
Total comprehensive (loss) / income	$(5,885)	$14,195

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

The terms “Company”, “we”, “us”, and “our” are used in this Form 10-Q/A to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$” or “dollars” are to US dollars, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SKK” are to Slovak korunas, all references to “UAH” are to Ukrainian hryvna, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” are to British pounds.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Restatements

Classification of legal provisions

Subsequent to the issuance of our financial statements as of and for the period ended September 30, 2007, we determined that the current year provisions recorded in anticipation of the settlement of our Croatia litigation should be classified within operating expenses.  In our previously issued 2007 quarterly condensed Consolidated Statement of Operations these provisions had been classified within non-operating expenses.  As a result, we have restated Corporate Operating Costs and Other Expense to correct the classification of these legal contingencies.

The restatement had the impact on our previously presented financial information as set out below.  All amounts are in US$ 000’s:

	As reported previously	Adjustment	As restated
Condensed Consolidated Statement of Operations (for the three months ended March 31, 2007)
Net revenues	147,912	-	147,912
Corporate operating costs	8,804	5,969	14,773
Operating income	19,256	(5,969)	13,287
Other expense	(6,213)	5,969	(244)
Net loss	(250)	-	(250)

Stock-based compensation

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$7,232	$3,810	$(4,652)	$(4,442)
Czech Republic (TV NOVA, GALAXIE SPORT)	51,519	40,549	25,667	12,826
Romania (2)	39,342	29,871	15,136	11,613
Slovak Republic (MARKIZA TV)	18,677	11,206	5,756	(977)
Slovenia (POP TV and KANAL A)	12,669	10,227	3,001	3,033
Ukraine (STUDIO 1+1)	18,075	25,478	(2,370)	10,988
Ukraine (KINO, CITI) (3)	398	374	(2,417)	(126)
Total segment data	$147,912	$121,515	$40,121	$32,915

Reconciliation to condensed consolidated statement of operations:
Consolidated net revenues / income / (loss) before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$147,912	$119,754	$4,449	$(4,292)
Corporate operating costs	-	-	14,773	7,981
Unconsolidated equity affiliates (4)	-	1,761	-	(1,283)
Depreciation of station property, plant and equipment	-	-	6,899	5,702
Amortization of broadcast licenses and other intangibles	-	-	5,162	4,332
Interest income	-	-	(1,414)	(1,453)
Interest expense	-	-	11,396	10,518
Change in fair value of derivatives	-	-	(4,524)	-
Foreign currency exchange loss, net	-	-	3,136	10,862
Other expense	-	-	244	548
Total segment data	$147,912	$121,515	$40,121	$32,915

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

The following discussion should be read in conjunction with our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the unaudited condensed Consolidated Financial Statements for the three months ended March 31, 2007 described in Item 1, Note 2.

Continuing Operations

The following table provides a summary of our consolidated results for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement
Net revenues	$147,912	$119,754	$28,158
Operating income	13,287	16,183	(2,896)
Net loss from continuing operations	(250)	(14,457)	14,207
Net loss	$(250)	$(18,264)	$18,014

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

IV (d) Corporate Operating Costs for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding non-cash stock-based compensation)	$13,511	$7,293	$6,218
Non-cash stock-based compensation	1,262	688	574
Corporate Operating Costs (including non-cash stock-based compensation)	$14,773	$7,981	$6,792

Corporate operating costs (excluding non-cash stock-based compensation) for the three months ended March 31, 2007 increased by US$ 6.2 million, or 85%, compared to the three months ended March 31, 2006, primarily due to:

•	A charge of EUR 4.5 million (approximately US$ 6.0 million) in respect of the estimated cost of settlement of our Croatia litigation (see Item 1, Note 18);

•	Increased staff related costs; and

•	Increased business development expenses incurred in researching potential acquisition targets.

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

Index

IV (e) Operating Income for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Operating Income	$13,287	$16,183	$2,896

Operating income for the three months ended March 31, 2007 decreased by US$ 2.9 million, or 18%, compared to the three months ended March 31, 2006. Operating margin was 9% compared to 13% for the three months ended March 31, 2006.

IV (f) Other income / (expense) items for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

	For the Three Months Ended March 31, (US$ 000's)
	2007	2006	Movement

Interest income	$1,414	$1,453	$(39)
Interest expense	(11,396)	(10,518)	(878)
Foreign currency exchange loss, net	(3,136)	(10,862)	7,726
Change in fair value of derivatives	4,524	-	4,524
Other expense	(244)	(548)	304
Provision for income taxes	(5,059)	(3,994)	(1,065)
Minority interest in loss / (income) of consolidated subsidiaries	360	(5,441)	5,801
Equity in income / (loss) of unconsolidated affiliates	-	(730)	730
Discontinued operations	-	(3,807)	3,807

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

Index

Other expense:  For the three months ended March 31, 2007 we incurred other expenses of US$ 0.2 million compared to US$ 0.5 million for the three months ended March 31, 2006.

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

PART II OTHER INFORMATION

Item 6.  Exhibits

a) The following exhibits are attached:

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated February 22, 2008
31.02	Sarbanes-Oxley Certification s. 302 CFO, dated February 22, 2008
32.01	Sarbanes-Oxley Certification – CEO and CFO, dated February 22, 2008 (furnished only)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2008	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: February 22, 2008	/s/ Wallace Macmillan
Wallace Macmillan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated February 22, 2008
31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated February 22, 2008
32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated February 22, 2008 (furnished only)