Form 10-Q/A
period 2007-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2008-02-22
CIK 925645

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

THIS PAGE INTENTIONALLY LEFT BLANK

EXPLANATORY NOTE

This is Amendment No. 1 to the Form 10-Q for the period ended June 30, 2007 of Central European Media Enterprises Ltd., as originally filed on August 2, 2007.

We are filing this Amendment No. 1 to correct the classification of certain provisions for legal contingencies, which had previously been reported as non-operating expenses within our condensed Consolidated Statement of Operations and are now being reported as operating expenses.

This modification resulted in changes in Item 1. Financial Statements, where the condensed consolidated statements of operations for the six months ended June 30, 2007 has been amended, and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, where the analysis of Corporate Operating Costs, Operating Income and Other Expense for the six months ended June 30, 2007 has been amended.

We have not otherwise updated this Quarterly Report on Form 10-Q/A to modify disclosures in the Quarterly Report on Form 10-Q for the period ended June 30, 2007 for events occurring subsequent to the original August 2, 2007 filing date; and except for the modifications referred to in the preceding paragraph, it continues to speak as of August 2, 2007.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007 (as restated, see Note 2)	2006

Net revenues	$216,284	$156,589	$364,196	$276,343
Operating costs	30,944	26,042	56,601	49,014
Cost of programming	82,773	52,850	149,126	101,268
Depreciation of station property, plant and equipment	7,680	6,059	14,579	11,761
Amortization of broadcast licenses and other intangibles (Note 4)	5,165	4,620	10,327	8,952
Cost of revenues	126,562	89,571	230,633	170,995
Station selling, general and administrative expenses	15,699	14,541	31,480	28,707
Corporate operating costs	7,444	7,696	22,217	15,677
Impairment charge	-	748	-	748
Operating income	66,579	44,033	79,866	60,216
Interest income	1,732	1,741	3,146	3,194
Interest expense	(19,438)	(11,337)	(30,834)	(21,855)
Foreign currency exchange loss, net	(2,116)	(20,625)	(5,252)	(31,487)
Change in fair value of derivatives (Note 12)	7,528	(1,876)	12,052	(1,876)
Other (expense) / income	(546)	167	(790)	(381)
Income before provision for income taxes, minority interest, equity in loss of unconsolidated affiliates and discontinued operations	53,739	12,103	58,188	7,811
Provision for income taxes	(13,419)	(3,582)	(18,478)	(7,576)
Income before minority interest, equity in loss of unconsolidated affiliates and discontinued operations	40,320	8,521	39,710	235
Minority interest in income of consolidated subsidiaries	(5,730)	(1,276)	(5,370)	(6,717)
Equity in loss of unconsolidated affiliates	-	-	-	(730)
Net income / (loss) from continuing operations	34,590	7,245	34,340	(7,212)
Discontinued operations (Note 17):
Tax on disposal of discontinued operations (Czech Republic)	-	1,277	-	(2,530)
Net income / (loss) from discontinued operations	-	1,277	-	(2,530)
Net income / (loss)	$34,590	$8,522	$34,340	$(9,742)
Currency translation adjustment, net	(13,868)	44,706	(19,503)	77,165
Total comprehensive income	$20,722	$53,228	$14,837	$67,423

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

The restatement had the impact on our previously presented financial information as set out below.  All amounts are in US$ 000’s:

	As reported previously	Adjustment	As restated
Condensed Consolidated Statement of Operations (for the six months ended June 30, 2007)
Net revenues	364,196	-	364,196
Corporate operating costs	16,248	5,969	22,217
Operating income	85,835	(5,969)	79,866
Other expense	(6,759)	5,969	(790)
Net income	34,340	-	34,340

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
(2) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$17,646	$9,457	$(6,819)	$(7,081)
Czech Republic (TV NOVA, GALAXIE SPORT)	132,063	96,861	73,262	42,335
Romania (2)	91,566	67,640	37,666	28,037
Slovak Republic (MARKIZA TV)	48,329	31,252	17,468	6,850
Slovenia (POP TV, KANAL A)	32,764	25,782	11,389	9,463
Ukraine (STUDIO 1+1)	40,776	46,540	(1,805)	17,024
Ukraine (KINO, CITI) (3)	1,052	572	(4,172)	(557)
Total segment data	$364,196	$278,104	$126,989	$96,071

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$364,196	$276,343	$58,188	$7,811
Corporate operating costs	-	-	22,217	15,677
Depreciation of station property, plant and equipment	-	-	14,579	11,761
Amortization of broadcast licenses and other intangibles	-	-	10,327	8,952
Impairment charge	-	-	-	748
Unconsolidated equity affiliates (4)	-	1,761	-	(1,283)
Interest income	-	-	(3,146)	(3,194)
Interest expense	-	-	30,834	21,855
Foreign currency exchange loss, net	-	-	5,252	31,487
Change in fair value of derivatives	-	-	(12,052)	1,876
Other expense	-	-	790	381
Total segment data	$364,196	$278,104	$126,989	$96,071

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

II. Executive Summary

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the unaudited condensed Consolidated Financial Statements for the six months ended June 30, 2007 described in Item 1, Note 2.

Index

Continuing Operations

The following table provides a summary of our consolidated results for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$216,284	$156,589	$59,695
Operating income	66,579	44,033	22,546
Net income from continuing operations	34,590	7,245	27,345
Net income	$34,590	$8,522	$26,068

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$364,196	$276,343	$87,853
Operating income	79,866	60,216	19,650
Net income / (loss) from continuing operations	34,340	(7,212)	41,552
Net income / (loss)	$34,340	$(9,742)	$44,082

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

The national all day audience share of our channel, TV NOVA (Czech Republic), for the six months ended June 30, 2007 was 40.6% compared to 41.7% for the six months ended June 30, 2006.  The major competitors are the two state-owned channels CT1 and CT2, with national all day audience shares for the six months ended June 30, 2007 of 22.2% and 8.3% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 19.9%.

Index

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

Index

IV (h) Corporate Operating Costs for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

CORPORATE OPERATING COSTS

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding stock-based compensation)	$19,612	$14,259	$5,353
Stock-based compensation	2,605	1,418	1,187
Corporate Operating Costs	$22,217	$15,677	$6,540

Corporate operating costs (excluding non-cash stock-based compensation) for the six months ended June 30, 2007 increased by US$ 5.4 million, or 38%, compared to the six months ended June 30, 2006, primarily due to:

•	A charge of EUR 4.5 million (approximately US$ 6.0 million) in respect of the estimated cost of settlement of our Croatia litigation (see Item 1, Note 18);

•	Increased staff-related costs; and

•	Increased business development expenses incurred in researching potential acquisition targets, partly offset by:

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

Index

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

IV (k) Operating Income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

OPERATING INCOME

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Operating Income	$79,866	$60,216	$19,650

Operating income for the six months ended June 30, 2007 increased by US$ 19.7 million, or 32.6%, compared to the six months ended June 30, 2006.  Operating margin was 24%, compared with 22% for the six months ended June 30, 2006.

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

Index

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

Index

IV (m) Other income / (expense) items for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

OTHER INCOME / (EXPENSE) ITEMS

	For the Six Months Ended June 30, (US$ 000's)
	2007	2006	Movement

Interest income	$3,146	$3,194	$(48)
Interest expense	(30,834)	(21,855)	(8,979)
Foreign currency exchange gain loss, net	(5,252)	(31,487)	26,235
Change in fair value of derivatives	12,052	(1,876)	13,928
Other expense	(790)	(381)	(409)
Provision for income taxes	(18,478)	(7,576)	(10,902)
Minority interest in income of consolidated subsidiaries	(5,370)	(6,717)	1,347
Equity in income / (loss) of unconsolidated affiliates	-	(730)	730
Discontinued operations	$-	$(2,530)	$2,530

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

Other expense:  For the six months ended June 30, 2007 we incurred other expenses of US$ 0.8 million compared to US$ 0.4 million for the six months ended June 30, 2006.

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

Index

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

Index

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

Index

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

Index

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

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998.  As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of an amount equivalent to EUR 4.5 million  (approximately US$ 6.1 million). The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus.  On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest.  Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid.  On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income. This has reduced the assessment to an amount equivalent to EUR 2.7 million (approximately US$ 3.6 million) in aggregate principal amount.  Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities to defer the demand for payment until a final judgment has been issued, and the tax authorities have so agreed.  On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities.  The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005. The Slovenian Supreme Court denied the appeal in June 2007 and remanded the case back to the tax authorities. We do not have a provision in our financial statements in relation to this legal action.

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

Index

PART II  OTHER INFORMATION

Item 6.  Exhibits

a) The following exhibits are attached:

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated February 22, 2008 .

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated February 22, 2008 .

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated February 22, 2008 (furnished only).

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