Form 10-Q/A
period 2007-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2008-02-22
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

THIS PAGE INTENTIONALLY LEFT BLANK

EXPLANATORY NOTE

This is Amendment No. 1 to the Form 10-Q for the period ended September 30, 2001 of Central European Media Enterprises Ltd., as originally filed on November 1, 2007.

We are filing this Amendment No. 1 to correct the classification of certain provisions for legal contingencies, which had previously been reported as non-operating expenses within our condensed Consolidated Statement of Operations and are now being reported as operating expenses.

This modification resulted in changes in Item 1. Financial Statements, where the condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 have been amended, and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, where the analysis of Corporate Operating Costs, Operating Income and Other Income / (Expense) for the three and nine months ended September 30, 2007 has been amended.

We have not otherwise updated this Quarterly Report on Form 10-Q/A to modify disclosures in the Quarterly Report on Form 10-Q for the period ended September 30, 2007 for events occurring subsequent to the original November 1, 2007 filing date; and except for the modifications referred to in the preceding paragraph, it continues to speak as of November 1, 2007.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q /A
AMENDMENT NO.1 TO FORM 10-Q

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007 (as restated, see Note 2)	2006	2007 (as restated, s ee Note 2)	2006

Net revenues	$174,836	$112,482	$539,032	$388,825
Operating costs	27,166	22,073	83,767	71,087
Cost of programming	65,909	47,920	215,035	149,188
Depreciation of station property, plant and equipment	8,768	6,080	23,347	17,841
Amortization of broadcast licenses and other intangibles (Note 4)	6,595	5,015	16,922	13,967
Cost of revenues	108,438	81,088	339,071	252,083
Station selling, general and administrative expenses	17,609	16,481	49,089	45,188
Corporate operating costs	20,396	8,342	42,613	24,019
Impairment charge	-	-	-	748
Operating income	28,393	6,571	108,259	66,787
Interest income	1,180	1,554	4,326	4,748
Interest expense	(11,883)	(11,066)	(42,717)	(32,921)
Foreign currency exchange (loss) / gain, net	(23,300)	6,018	(28,552)	(25,469)
Change in fair value of derivatives (Note 12)	(8,555)	(881)	3,497	(2,757)
Other income / (expense)	44	(412)	(746)	(793)
(Loss) / income before provision for income taxes, minority interest, equity in loss of unconsolidated affiliates and discontinued operations	(14,121)	1,784	44,067	9,595
Provision for income taxes	(131)	(1,235)	(18,609)	(8,811)
(Loss) / income before minority interest, equity in loss of unconsolidated affiliates and discontinued operations	(14,252)	549	25,458	784
Minority interest in income of consolidated subsidiaries	(4,511)	(461)	(9,881)	(7,178)
Equity in loss of unconsolidated affiliates	-	-	-	(730)
Gain on sale of unconsolidated affiliate	-	6,179	-	6,179
Net (loss) / income from continuing operations	(18,763)	6,267	15,577	(945)
Discontinued operations (Note 17):
Tax on disposal of discontinued operations (Czech Republic)	-	(2,333)	-	(4,863)
Net loss from discontinued operations	-	(2,333)	-	(4,863)
Net (loss) / income	$(18,763)	$3,934	$15,577	$(5,808)
Currency translation adjustment, net	100,470	3,507	80,967	80,672
Total comprehensive income	$81,707	$7,441	$96,544	$74,864

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

The terms “Company”, “we”, “us”, and “our” are used in this Form 10-Q /A to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Restatement

Classification of legal provisions

Subsequent to the issuance of our financial statements as of and for the period ended September 30, 2007, we determined that the current year provisions recorded in anticipation of the settlement of our Croatia litigation should be classified within operating expenses.  In our previously issued 2007 quarterly condensed Consolidated Statement of Operations these provisions had been classified within non-operating expenses.  As a result, we have restated Corporate Operating Costs and Other Income / (Expense) to correct the classification of these legal contingencies.

The restatement had the impact on our previously presented financial information as set out below.  All amounts are in US$ 000’s:

	As reported previously	Adjustment	As restated
Condensed Consolidated Statement of Operations (for the three months ended September 30, 2007)
Net revenues	174,836	-	174,836
Corporate operating costs	13,839	6,557	20,396
Operating income	34,950	(6,557)	28,393
Other income / (expense)	(6,513)	6,557	44
Net loss	(18,763)	-	(18,763)

	As reported previously	Adjustment	As restated
Condensed Consolidated Statement of Operations (for the nine months ended September 30, 2007)
Net revenues	539,032	-	539,032
Corporate operating costs	30,087	12,526	42,613
Operating income	120,785	(12,526)	108,259
Other income / (expense)	(13,272)	12,526	(746)
Net income	15,577	-	15,577

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

	For the Three Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$7,055	$4,288	$(2,981)	$(4,558)
Czech Republic (TV NOVA, GALAXIE SPORT)	51,140	40,141	25,989	17,234
Romania (2)	44,412	29,298	19,486	11,719
Slovak Republic (MARKIZA TV)	20,286	13,895	5,544	2,408
Slovenia (POP TV, KANAL A)	11,545	9,101	854	1,225
Ukraine (STUDIO 1+1)	39,582	15,578	16,599	(838)
Ukraine (KINO, CITI)	816	181	(1,339)	(1,182)
Total segment data	$174,836	$112,482	$64,152	$26,008

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / (loss) / income before provision for income taxes, minority interest and discontinued operations	$174,836	$112,482	$(14,121)	$1,784
Corporate operating costs	-	-	20,396	8,342
Depreciation of station property, plant and equipment	-	-	8,768	6,080
Amortization of broadcast licenses and other intangibles	-	-	6,595	5,015
Interest income	-	-	(1,180)	(1,554)
Interest expense	-	-	11,883	11,066
Foreign currency exchange loss/(gain), net	-	-	23,300	(6,018)
Change in fair value of derivatives	-	-	8,555	881
Other income	-	-	(44)	412
Total segment data	$174,836	$112,482	$64,152	$26,008

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2007	2006	2007	2006
Country:
Croatia (NOVA TV)	$24,701	$13,745	$(9,800)	$(11,639)
Czech Republic (TV NOVA, GALAXIE SPORT)	183,203	137,002	99,251	59,569
Romania (2)	135,978	96,938	57,152	39,756
Slovak Republic (MARKIZA TV)	68,615	45,147	23,012	9,258
Slovenia (POP TV, KANAL A)	44,309	34,883	12,243	10,688
Ukraine (STUDIO 1+1)	80,358	62,117	14,794	16,183
Ukraine (KINO, CITI) (3)	1,868	754	(5,511)	(1,736)
Total segment data	$539,032	$390,586	$191,141	$122,079

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$539,032	$388,825	$44,067	$9,595
Corporate operating costs	-	-	42,613	24,019
Depreciation of station property, plant and equipment	-	-	23,347	17,841
Amortization of broadcast licenses and other intangibles	-	-	16,922	13,967
Impairment charge	-	-	-	748
Unconsolidated equity affiliates (4)	-	1,761	-	(1,283)
Interest income	-	-	(4,326)	(4,748)
Interest expense	-	-	42,717	32,921
Foreign currency exchange loss, net	-	-	28,552	25,469
Change in fair value of derivatives	-	-	(3,497)	2,757
Other expense	-	-	746	793
Total segment data	$539,032	$390,586	$191,141	$122,079

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

Index

II. Executive Summary

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the unaudited condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 described in Item 1, Note 2.

Continuing Operations

The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$174,836	$112,482	$62,354
Operating income	28,393	6,571	21,822
Net (loss) / income from continuing operations	(18,763)	6,267	(25,030)
Net (loss) / income	$(18,763)	$3,934	$(22,697)

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Net revenues	$539,032	$388,825	$150,207
Operating income	108,259	66,787	41,472
Net income / (loss) from continuing operations	15,577	(945)	16,522
Net income / (loss)	$15,577	$(5,808)	$21,385

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

Index

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

IV (g) Corporate Operating Costs for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

CORPORATE OPERATING COSTS

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding stock-based compensation)	$18,902	$7,375	$11,527
Stock-based compensation	1,494	967	527
Total Corporate Operating Costs	$20,396	$8,342	$12,054

Corporate operating costs (excluding non-cash stock-based compensation) for the three months ended September 30, 2007 increased by US$ 11.5 million, or 156%, compared to the three months ended September 30, 2006, primarily due to a charge of US$ 6.6 million in respect of the estimated cost of settlement of our Croatia litigation (see Item 1, Note 18) and increased accruals for performance-related bonus payments.

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

Index

IV (h) Corporate Operating Costs for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

CORPORATE OPERATING COSTS

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Corporate operating costs (excluding stock-based compensation)	$38,515	$21,634	$16,881
Stock-based compensation	4,098	2,385	1,713
Total Corporate Operating Costs	$42,613	$24,019	$18,594

Corporate operating costs (excluding non-cash stock-based compensation) for the nine months ended September 30, 2007 increased by US$  16.9 million, or 78%, compared to the nine months ended September 30, 2006, primarily due to:

•	a charge of US$ 12.5 million in respect of the estimated cost of settlement of our Croatia litigation (see Item 1, Note 18);

•	increased accruals for performance-related bonus payments;

•	increased business development expenses incurred in researching potential acquisition targets, partly offset by;

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

IV (j) Operating Income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

OPERATING INCOME

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Operating Income	$28,393	$6,571	$21,822

Index

Operating income for the three months ended September 30, 2007 increased by US$ 21.8 million, or 332%, compared to the three months ended September 30, 2006.  Operating margin was 16%, compared with 6% for the three months ended September 30, 2006.

IV (k) Operating Income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

OPERATING INCOME

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Operating Income	$108,259	$66,787	$41,472

Operating income for the nine months ended September 30, 2007 increased by US$ 41.5 million, or 62%, compared to the nine months ended September 30, 2006.  Operating margin was 20%, compared with 17% for the nine months ended September 30, 2006.

IV (l) Other income / (expense) items for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

OTHER INCOME / (EXPENSE) ITEMS

	For the Three Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Interest income	$1,180	$1,554	$(374)
Interest expense	(11,883)	(11,066)	(817)
Foreign currency exchange (loss) / gain, net	(23,300)	6,018	(29,318)
Change in fair value of derivatives	(8,555)	(881)	(7,674)
Other income / (expense)	44	(412)	456
Provision for income taxes	(131)	(1,235)	1,104
Minority interest in income of consolidated subsidiaries	(4,511)	(461)	(4,050)
Gain on sale of unconsolidated affiliate	-	6,179	(6,179)
Discontinued operations	$-	$(2,333)	$2,333

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

Index

Change in fair value of derivatives: For the three months ended September 30, 2007 we recognized a loss of US$ 8.6 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to a loss of US$ 0.9 million for the three months ended September 30, 2006.  For further information, see Part I Item 1, Note 12.

Other income / (expense):  For the three months ended September 30, 2007 we recognized other income of US$ 0.1 million compared to expenses of US$ 0.4 million for the three months ended September 30, 2006.

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

IV (m) Other income / (expense) items for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

OTHER INCOME / (EXPENSE) ITEMS

	For the Nine Months Ended September 30, (US$ 000's)
	2007	2006	Movement

Interest income	$4,326	$4,748	$(422)
Interest expense	(42,717)	(32,921)	(9,796)
Foreign currency exchange gain loss, net	(28,552)	(25,469)	(3,083)
Change in fair value of derivatives	3,497	(2,757)	6,254
Other expense	(746)	(793)	47
Provision for income taxes	(18,609)	(8,811)	(9,798)
Minority interest in income of consolidated subsidiaries	(9,881)	(7,178)	(2,703)
Equity in income / (loss) of unconsolidated affiliates	-	(730)	730
Gain on sale of unconsolidated affiliate	-	6,179	(6,179)
Discontinued operations	$-	$(4,863)	$4,863

Index

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

Other expense:  For the nine months ended September 30, 2007 we incurred other expenses of US$ 0.7 million compared to US$ 0.8 million for the nine months ended September 30, 2006.

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

Index

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

Date: February 22, 2008	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: February 22,2008	/s/ Wallace Macmillan
Wallace Macmillan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated February 22, 2008.

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated February 22, 2008.

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated February 22, 2008 (furnished only).