Form 10-K
period 2007-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2008-02-28
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Clarendon House, Church Street, Hamilton	HM CX Bermuda
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +1 441-296-1431

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing sale price of US$ 97.58 of the registrant’s Common Stock, as reported by the Nasdaq Global Select  Market on such date) was approximately US$ 4.0 billion.

Number of shares of Class A Common Stock outstanding as of February 25, 2008:  36,003,198

Number of shares of Class B Common Stock outstanding as of February 25, 2008:    6,312,839

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant’s Proxy Statement for the Annual General Meeting of Shareholders to be held on June 3, 2008	Part III

Unless the context otherwise requires, references in this report to the “Company”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME”) or CME and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates.  All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SKK” are to Slovak korunas, all references to “UAH” are to Ukrainian hryvna, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” or “£” are to British pounds.  The exchange rates as of December 31, 2007 used in this report are HRK/US$ 4.98; CZK/US$ 18.08; RON/US$ 2.46; SKK/US$ 22.87; UAH/US$ 5.05; Euro/US$ 0.68 and GBP/US$ 0.50.

Forward-Looking Statements

This report contains forward-looking statements, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “expect”, “plan”, “estimate”, “intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy or are otherwise beyond our control and some of which might not even be anticipated.  Forward-looking statements reflect our current views with respect to future events and because our business is subject to such risks and uncertainties, actual results, our strategic plan, our financial position, results of operations and cash flows could differ materially from those described in or contemplated by the forward-looking statements contained in this report.

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” in Item 1A, as well as the following: general market and economic conditions in our markets as well as in the United States and Western Europe;  the results of additional investment in Croatia and Ukraine; the expected completion dates and the impact of the buyout of our partners in the Studio 1+1 Group in Ukraine; the growth of television advertising spending and the rate of development of advertising in our markets; our ability to make future investments in television broadcast operations; our ability to develop and  implement strategies regarding sales and multi-channel distribution; the performance of obligations by third parties with whom we have entered into agreements; the general political, economic and regulatory environments where we operate and application of relevant laws and regulations; the renewals of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publically update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART 1

ITEM 1.	BUSINESS

GENERAL

Central European Media Enterprises Ltd. is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates commercial television channels in Central and Eastern Europe.  At present, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our registered offices are located at Clarendon House, Church Street, Hamilton HM CX Bermuda, and our telephone number is +1-441-296-1431.  Communications can also be sent c/o CME Development Corporation at Aldwych House, 81 Aldwych, London WC2B 4HN, United Kingdom, telephone number +44-20-7430-5430.

We make available, free of charge, on our website at http://www.cetv-net.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

CORPORATE STRUCTURE

Central European Media Enterprises Ltd. was incorporated on June 15, 1994 under the laws of Bermuda.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  In each market in which we operate, we have ownership interests in license companies and operating companies.  Operations are conducted either by the license companies themselves or by separate operating companies.  License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license.  We generate revenues primarily through acquiring programming for broadcast by the corresponding license company and entering into agreements with advertisers and advertising agencies on behalf of the license company.  Other than in Slovenia, the license company also acts as an operating company.  As depicted in the table below, our share of profits in our license and operating companies corresponds with our voting interest.  Below is an overview of our operating structure at December 31, 2007, the type of affiliate and a chart entitled “Simplified Corporate Structure - Continuing Operations”.

Company Name	Effective Voting Interest	Type of Affiliate	TV Channels

Croatia
License Company:
Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Consolidated Subsidiary	NOVA TV (Croatia)

Czech Republic
License Companies:
CET 21 spol s.r.o. (“CET 21”)	100.0%	Consolidated Subsidiary	TV NOVA (Czech Republic) NOVA CINEMA
Galaxie Sport s.r.o. (“Galaxie Sport”)	100.0%	Consolidated Subsidiary	GALAXIE SPORT

Company Name	Effective Voting Interest	Type of Affiliate	TV Channels

Romania
Operating Companies:
Media Pro International S.A. (“MPI”)	95.0%	Consolidated Subsidiary
Media Vision S.R.L. (“Media Vision”)	95.0%	Consolidated Subsidiary
License Company:
Pro TV S.A. (“Pro TV”)	95.0%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL and SPORT.RO
Music Television System S.R.L. (“MTS”)	95.0%	Consolidated Subsidiary	MTV ROMANIA

Slovak Republic
License Company:
Markiza-Slovakia s.r.o. (“Markiza”)	100.0%	Consolidated Subsidiary	TV MARKIZA

Slovenia
Operating Company:
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Consolidated Subsidiary
License Companies:
Pop TV d.o.o. (“Pop TV”)	100.0%	Consolidated Subsidiary	POP TV
Kanal A d.o.o. (“Kanal A”)	100.0%	Consolidated Subsidiary	KANAL A

Ukraine
Operating Companies:
Innova Film GmbH (“Innova”)	60.0%	Consolidated Subsidiary
International Media Services Ltd. (“IMS”)	60.0%	Consolidated Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Consolidated Subsidiary
TV Media Planet Ltd. (“TV Media Planet”)	60.0%	Consolidated Subsidiary
License Company:
Studio 1+1 LLC (“Studio 1+1”)	60.0%	Consolidated Subsidiary	STUDIO 1+1
Gravis LLC (“Gravis”)	60.4%	Consolidated Subsidiary	KINO and CITI
Tor LLC (“Tor”)	60.4%	Consolidated Subsidiary	KINO and CITI (1)
Zhysa LLC (“Zhysa”)	60.4%	Consolidated Subsidiary	KINO and CITI (1)
(1) Zhysa and Tor hold local terrestrial licenses which allow them to re-broadcast the KINO and CITI signals.

SIMPLIFIED CORPORATE OWNERSHIP STRUCTURE - CONTINUING OPERATIONS
(AS AT DECEMBER 31, 2007)

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles holding companies
100%
CME Development Corporation (Delaware)
100%
Nova TV (Croatia)
95%
Pro TV (Romania)
100%
CET 21 (Czech Republic)
100%
CME Slovak Holdings (Netherlands)
100%
Markiza (Slovak Republic)
100%
Galaxie Sport (Czech Republic)
100%
Pro Plus (Slovenia)
100%
Kanal A (Slovenia)
100%
Pop TV (Slovenia)
42%
60%
Innova (Germany)
100%
Inter Media (Ukraine)
30%
Studio 1+1 (Ukraine)
65.5%
Ukrpromtorg (Ukraine)
92.2%
Gravis (Ukraine)

OPERATING ENVIRONMENT

Our television channels reach an aggregate of approximately 85 million people in six countries with a combined population of approximately 90 million people.  TV NOVA (Czech Republic) was ranked first in terms of national all day audience share in 2007, as were TV MARKIZA in the Slovak Republic, PRO TV in Romania and POP TV, our primary channel in Slovenia. STUDIO 1+1 in Ukraine was ranked second in terms of national all day audience share in 2007.  NOVA TV (Croatia) was ranked third in terms of national all day audience share in 2007.

The rankings of our channels in the markets in which they broadcast are reflected below.

Country	TV Channels	Launch Date	Technical Reach (1)	2007 National, All Day, All Audience Share (2)	Market Rank (2)
Croatia	NOVA TV (Croatia)	August 2000 (3)	88.6%	18.7%	3
Czech Republic	TV NOVA (Czech Republic)	February 1994 (4)	97.2%	39.6%	1
	GALAXIE SPORT	April 2002 (5)	39.1%	0.3%	14
	NOVA CINEMA	December 2007	-	-	-
Romania	PRO TV	December 1995	96.8%	14.1%	1
	ACASA	February 1998	82.8%	6.8%	4
	PRO CINEMA	April 2004	63.0%	1.2%	16
	SPORT.RO	July 2003 (6)	66.0%	1.9%	12
	MTV ROMANIA	June 2002 (7)	55.5%	0.4% (7)	-
Slovak Republic	TV MARKIZA	August 1996	86.4%	35.4%	1
Slovenia	POP TV	December 1995	94.7%	26.1%	1
	KANAL A	October 1991 (8)	90.1%	11.3%	3
Ukraine	STUDIO 1+1	January 1997	98.5%	16.1%	2
	KINO	August 1993 (9)	55.5%	0.7%	23
	CITI	March 1994 (9)	12.1%	0.2%	32
(1)
Source: Croatia: Croatian Media Council, Czech Republic: ATO - Mediaresearch, Romania: GFK, Slovak Republic: TBDS, Slovenia: AGB Nelson, Ukraine: GFK Ukraine. “Technical Reach” is a measurement of the percentage of a country’s population that is able to receive the signals of the indicated channels.

(2)
Source:  Croatia: Peoplemeters AGB Media Services, Czech Republic:  ATO - Mediaresearch / GFK, Romania: Peoplemeters Taylor Nelson Sofres, Slovak Republic: PMT / TNS SK, Slovenia: Peoplemeters AGB Media Services, Ukraine: Peoplemeters GFK USM. National all day audience share and rank. There are four significant stations in Croatia, four in the Czech Republic, twenty-eight in Romania, six in the Slovak Republic, four in Slovenia, and six in Ukraine.

(3)	We acquired NOVA TV (Croatia) in July 2004.
(4)	We acquired TV NOVA (Czech Republic) in May 2005.
(5)	We acquired GALAXIE SPORT in September 2005.
(6)	We acquired SPORT.RO in March 2007.
(7)	We acquired MTV ROMANIA in December 2007. Audience share of 0.4% is an average audience share for the whole of 2007.
(8)	We acquired KANAL A in October 2000.
(9)	We acquired KINO and CITI in January 2006 and relaunched them in July 2006 and December 2006, respectively.

The following table shows the population, technical reach of our primary channel, number and proportion of television households, and cable penetration for those countries of Central and Eastern Europe where we conduct broadcast operations.

Country	Population (in millions) (1)	Technical Reach (in millions) (2)	Television Households (in millions) (3)	Television Households Reach (%) (4)	Cable Penetration (3)
Croatia	4.6	4.1	1.5	93%	16%
Czech Republic	10.2	10.2	3.9	99%	26%
Romania	20.2	18.7	7.5	100%	63%
Slovak Republic	5.4	4.6	2.0	87%	40%
Slovenia	2.0	1.9	0.6	96%	63%
Ukraine	46.4	45.7	18.6	100%	19%
Total	88.8	85.2	34.1
(1)	Source: Global Insight, except for Romania’s population, which is a CME estimate.
(2)
Source: Internal estimates supplied by each country’s operations.  Each of our operations has estimated its own technical reach based on the location, power and frequency of each of its transmitters and the local population density and geography around that transmitter.  The technical reach is separate from the independent third party measurement that determines audience shares.

(3)
Source: Informa Telecoms and Media (July 2007).  A Television Household is a residential dwelling with one or more television sets.  Cable Penetration refers to the percentage of Television Households that subscribe to television services via cable channels.

(4)	Source: CME. Television Households Reach is the percentage of a country’s television households that our operation reaches.

Regulation

In this report, we refer to each broadcasting regulatory authority or agency in our operating countries individually as the “Media Council” and collectively as the “Media Councils”.  These authorities or agencies are as follows:

Croatia: Electronic Media Council
Czech Republic: The Council for Radio and Television Broadcasting
Romania: National Audio-Visual Council
Slovak Republic: Council of the Slovak Republic for Broadcasting and Television Transmission
Slovenia: Post and Electronic Communications Agency of the Republic of Slovenia
Ukraine: National Council for Television and Radio Broadcasting

Media Councils generally supervise broadcasters and their compliance with national broadcasting legislation.  On the accession to the European Union (the “EU”) of any Central or Eastern European country in which we operate, our broadcast operations in such country become subject to EU legislation, including regulations on the origin of programming content.  The Czech Republic, Slovenia and the Slovak Republic acceded to the EU on May 1, 2004.  Romania acceded to the EU on January 1, 2007.

The EU Audiovisual Media Services directive (the “AVMS Directive”) came into force in December 2007, amending the Television Without Frontiers directive (the “TWF Directive”). The AVMS Directive extends the legal framework from television broadcasting provided by the TWF Directive to media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear transmissions (e.g., video-on-demand and mobile television) media services, with the latter subject to lighter regulation. Among other things, the AVMS Directive preserves the requirement that broadcasters, where “practicable and by appropriate means,” reserve a majority of their broadcast time for “European works.”  Such works are defined as originating from an EU member state or a signatory to the Council of Europe’s Convention on Transfrontier Television as well as written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries.  In addition, the AVMS Directive also preserves the requirements that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters.  News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas.  The AVMS Directive has substantially relaxed regulations in respect of advertising shown in linear broadcasts and has extended some of those rules to non-linear broadcasts.  In general, rules restricting when programming can be interrupted by advertising in linear broadcasting have been abolished except in the case of movies, news and children’s programming, where programming can be interrupted once every thirty minutes or more.  In addition, broadcasters may use product placements in most genres, subject to the identification of such practices and limitations on prominence.  Member states have two years to implement the AVMS Directive.  We intend to participate actively in any consultation process in respect of the implementation of the AVMS Directive in countries in which we operate that are EU members.

License Renewal

Regulatory bodies in each country in which we operate control access to the available frequencies through licensing regimes.  The analog licenses to operate our terrestrial broadcast operations are effective for the following periods:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The NOVA CINEMA license expires in November 2019. The GALAXIE SPORT license expires in March 2014.

Romania	Licenses expire on dates ranging from November 2008 to February 2016.

Slovak Republic	The license of TV MARKIZA in the Slovak Republic expires in September 2019.

Slovenia	The licenses of POP TV and KANAL A expire in August 2012.

Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016.  The license to broadcast for the remaining nine hours in off prime expires in August 2014.  Licenses for KINO and CITI expire on dates ranging from November 2008 to July 2016.

Management believes that the licenses for our television license companies will be renewed prior to expiry or that we will receive digital licenses for our channels in replacement of current analog licenses (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary”).  In Romania, the Slovak Republic, Slovenia and Ukraine local regulations contain a qualified presumption for extensions of broadcast licenses according to which a license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime.  To date, all expiring licenses have been renewed; however, there can be no assurance that licenses will continue to be renewed upon expiration of their current terms.  The failure of any such license to be renewed could adversely affect the results of our operations (see Item 1A, “Risk Factors - Risks Relating to our Operations – Our broadcasting licenses may not be renewed and may be subject to revocation.”).

OPERATIONS BY COUNTRY

CROATIA

General

Croatia is a parliamentary democracy with a population of approximately 4.6 million people.  Per capita GDP is estimated to be US$ 11,272 in 2007 with a GDP growth rate in 2007 of 5.9%.  Approximately 99% of Croatian households have television, and cable penetration is approximately 16%.  According to our estimates, in local currency the Croatian television advertising market grew by approximately 4 - 7% in 2007 and was worth approximately US$ 140 - 150 million.

We operate one national television channel in Croatia, NOVA TV (Croatia).  The two other national broadcasters are the public broadcaster HRT, which operates two channels, and privately owned broadcaster RTL.

License Holder

Nova TV (Croatia) holds a national terrestrial broadcast license for Croatia and is responsible for our broadcasting operations in Croatia.

Operations

NOVA TV (Croatia)

NOVA TV (Croatia) reaches approximately 89% of Croatia’s television households. Independent research shows that among the main television stations in Croatia, the NOVA TV (Croatia) channel had a national all day audience share of 18.7% and a national prime time audience share of 19.7% in 2007.

The chart below summarizes the national all day and prime time audience share figures for NOVA TV (Croatia):

	2003	2004	2005	2006	2007

All day	15.6%	12.0%	13.6%	15.3%	18.7%
Prime time	12.7%	10.9%	13.3%	17.1%	19.7%

Source: AGB Media Services.

We primarily sell a 18-49 target group. In that group, our national all day and national prime time audience shares were 18.8% and 19.7% respectively for the year ended December 31, 2007.

Programming

NOVA TV (Croatia) broadcasts approximately 21 hours per day.  Its programming strategy is to appeal to a commercial audience through a wide range of programming. NOVA TV (Croatia)’s programming focus is locally produced news, sitcoms, magazine and other shows, together with popular acquired programming, including movies, series, sitcoms, soap operas and sports.

Approximately 36% of NOVA TV (Croatia)’s programming is locally produced, including a Croatian version of ‘Nasa Mala Klinika’ (‘Our Little Clinic’), a sitcom originally produced by Pro Plus in Slovenia; ‘Nad Lipom 35’ (‘35 Lime Street’), an entertainment show; ‘Istraga’ (‘Investigation’), a crime magazine show; and access prime time sitcom ‘La Bloc’ (‘Neighbors Forever’).

NOVA TV (Croatia) has secured exclusive broadcast rights in Croatia to a variety of popular American and European series, films and soap operas produced by major international studios, including Sony, Universal and Walt Disney Television International.  All foreign language programming is subtitled.  Foreign news reports and film footage licensed from Reuters, APTN and SNTV is integrated into news programs on NOVA TV (Croatia).

NOVA TV (Croatia) is required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20% of broadcast time consists of locally produced programming and 60% of such locally produced programming be shown during prime time (between 6:00 p.m. and 10:00 p.m.).

Advertising

Our Croatia operations derive revenues principally from the sale of commercial advertising time on NOVA TV (Croatia), sold both through independent agencies and media buying groups. NOVA TV (Croatia) currently serves a wide variety of advertisers, including domestic and multinational companies such as Croatian Telecom, Procter & Gamble, Henkel, Vipnet, Johnson & Johnson, L’Oréal, and Reckitt Benckiser.  The top ten advertising clients of NOVA TV (Croatia) contributed approximately 51% of its total Segment Net Revenues in 2007.

Within the Croatian advertising market, television advertising accounts for approximately 44% of total advertising spending.  NOVA TV (Croatia) competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 15% of their total daily broadcast time, and an additional 5% of daily broadcast time may be used for direct sales advertising. The public broadcaster, HRT, which is also financed through a compulsory television license fee, is restricted to broadcasting nine minutes of advertising per hour.  HRT is not permitted to broadcast spots for teleshopping. There are restrictions on the frequency of advertising breaks that are different for public and privately owned broadcasters as well as restrictions that relate to advertising content, including a ban on tobacco and alcohol advertising, which are similar for publicly and privately owned broadcasters.

Competition

In addition to NOVA TV (Croatia), which we acquired in July 2004, Croatia is served by HRT1 and HRT2, two channels operated by HRT, and privately owned broadcaster RTL. During 2007 NOVA TV (Croatia) achieved a national all day audience share of 18.7%, which made it the third ranked station nationally.

The chart below provides a comparison of our national all day audience share and technical reach to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2007)	Technical reach
RTL	Bertelsmann	2004	Terrestrial / satellite / cable	28.4%	97.0%
HRT 1	Public Television	1956	Terrestrial / satellite / cable	25.9%	99.0%
NOVA TV (Croatia)	CME	2000	Terrestrial / satellite / cable	18.7%	88.6%
HRT 2	Public Television	1972	Terrestrial / satellite / cable	17.5%	97.0%

Others				9.5%
				100.0%
Source: AGB Puls; Media Council; CME.

NOVA TV (Croatia) also competes for audience share with smaller terrestrial, cable and satellite channels.

Regulation and License Renewal

NOVA TV (Croatia) operates pursuant to a license originally granted by the Croatian Telecommunications Agency and is regulated by the Croatian Media Council pursuant to the Electronic Media Law and the Media Law.  The license of NOVA TV (Croatia) is for a period of 10 years, expiring in April 2010.  According to the Electronic Media Law, a license may be extended.  The Croatian Media Council has the authority to grant an extension of a license extension, if requested by a license holder six months before its expiration, so long as such broadcaster has conducted its business in accordance with law and the license.  The Croatian Media Council may hold a public tender in connection with a request to extend a license.

Ownership

We own 100% of the voting and economic interests in Nova TV (Croatia).

CZECH REPUBLIC

General

The Czech Republic is a parliamentary democracy with a population of approximately 10.2 million people.  Per capita GDP in 2007 is estimated to be US$ 17,061 with a GDP growth rate in 2007 of 6.1%.  Approximately 98% of Czech Republic households have television, and cable penetration is approximately 26%.  According to our estimates, in local currency the Czech Republic television advertising market grew by 8 - 12% in 2007 and was worth approximately US$ 390 - 400 million.

We operate one national television channel in the Czech Republic, TV NOVA (Czech Republic), and two cable/satellite channels, GALAXIE SPORT and NOVA CINEMA.  The other national broadcasters are the public broadcaster CT, which operates two national channels and two cable channels, and privately owned broadcaster TV Prima.

License Holders

CET 21 holds the national terrestrial broadcast license for TV NOVA (Czech Republic) and a satellite license for NOVA CINEMA. Galaxie Sport, a wholly owned subsidiary of CET 21, holds the broadcast license for GALAXIE SPORT.

Operations

TV NOVA (Czech Republic)

TV NOVA (Czech Republic) reaches approximately 99% of the Czech Republic's television households.  The TV NOVA (Czech Republic) channel had an average national all day audience share for 2007 of 39.6% compared to 22.7% for its nearest competitor, CT1.

The chart below summarizes the national all day and prime time audience share figures for TV NOVA (Czech Republic):

	2003	2004	2005	2006	2007

All day	43.4%	42.2%	40.9%	41.7%	39.6%
Prime time	45.8%	44.9%	42.3%	44.6%	43.2%

Source: ATO – Mediaresearch.

We primarily sell a 15-54 target group. In that group, our national all day and national prime time audience shares were 43.0% and 46.8%, respectively, for the year ended December 31, 2007.

GALAXIE SPORT

Our subsidiary that operates GALAXIE SPORT currently has carriage agreements with all of the largest cable distributors and with all direct-to-home (“DTH“) distributors in the Czech Republic and the Slovak Republic, reaching approximately 1.5 million subscribers from the approximately 1.8 million households receiving cable in the combined markets.  We estimate that GALAXIE SPORT had a national all day audience share of 0.3% in 2007.

NOVA CINEMA

NOVA CINEMA was launched in December 2007. It is a niche channel focusing on films and series and is distributed via cable and satellite throughout the Czech Republic.

Programming

TV NOVA (Czech Republic) broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience, especially during prime time, with news, movies, entertainment programs and sports highlights, and to target more specific demographics in off-peak broadcasting hours.  Approximately 33% of the programming on TV NOVA (Czech Republic) is locally produced, including ‘Televizni noviny’ (TV News), ‘Bailando’ (a dancing show), ‘Vem si me’ (‘Bachelor’), ‘Vymena manzelek’ (reality show ‘Wife Swap’), ‘Ordinace v ruzove zahrade’ (‘Rose Garden Medical’), an original Czech series, ‘Pojistovna Stesti’ (‘Insuring Happiness’), an original Czech series and ‘Ulice’ (‘The Street’), an originally produced Czech soap opera.  ‘Televizni noviny’, TV NOVA (Czech Republic)’s nightly news program, achieves the highest ratings among all Czech television shows on a regular basis.  ‘Ordinace v ruzove zahrade’ (‘Rose Garden Medical’), ‘Pojistovna Stesti’ (‘Insuring Happiness’), ‘Ulice’ (‘The Street’), and ‘Vymena manzelek’ (‘Wife Swap’) are also among the top-rated shows in the Czech Republic.

TV NOVA (Czech Republic) has secured exclusive broadcast rights in the Czech Republic to a variety of popular American and European series and films produced by major international studios, including DreamWorks/Paramount, Grand View Castle, Sony Pictures,  Walt Disney/Buena Vista International Television, SPI, MGM,  NBC Universal, Twentieth Century Fox, Alliance Atlantis, EEAP and MediaPro Distribution.  All foreign language programming is dubbed into the Czech language.  Foreign news reports and film footage licensed from CNN, Reuters, APTN, SNTV and ENEX are integrated into news programs on TV NOVA (Czech Republic).

TV NOVA (Czech Republic) is required to comply with certain restrictions on programming, including regulations on the origin of programming.  These include the requirements that broadcasters (i) shall, where practicable, reserve more than half of their broadcasting time for European productions; (ii) reserve, where practicable, at least 10% of their broadcasting time or spend 10% of their programming budget on independent European productions; and (iii) ensure, where practicable, that at least 10% of broadcasting time reserved for independent European productions is dedicated to productions made within the last five years.

GALAXIE SPORT broadcasts high quality sports and sport-related programming in the Czech Republic and the Slovak Republic.  GALAXIE SPORT has secured broadcast license rights to some of the most popular sports programming in its markets, including the National Hockey League, the Premier League (British Football), the National Football League, the National Basketball Association, Major League Baseball, ATP Tennis tournaments, Formula One, IndyCar Series, motorcycle and automobile races, golf tournaments, the World Poker Tour and other competitions.  GALAXIE SPORT also produces daily sports news programs in the Czech and Slovak languages as well as studio interviews with guests prior to the start of live transmitted key competitions. The program schedule also contains sport documentaries on popular sports in the Czech Republic and Slovak Republic.

NOVA CINEMA, launched in December 2007, broadcasts new and older movies and popular American series (sitcom, drama and crime), as well as a mix of short programs such as cinema news and star profiles.

Advertising

TV NOVA (Czech Republic) derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Danone, Telefonica O2, Procter & Gamble, T-Mobile, Nestlé, Henkel, Laboratoires Garnier and Reckitt Benckiser.  The top ten advertisers on TV NOVA (Czech Republic) contributed approximately 29% of its total Segment Net Revenues in 2007.

GALAXIE SPORT derives its revenues principally from cable subscription fees and carries a low volume of advertising. NOVA CINEMA is a cable and satellite channel launched in December 2007. We are not currently selling any advertising on NOVA CINEMA but in addition to advertising revenue we expect it will also derive part of its revenues from subscription fees.

Within the Czech Republic advertising market, television accounts for approximately 48% of total advertising spending.  The television advertising market in the Czech Republic has shown slow growth over the past several years compared to general economic growth rates.  TV NOVA (Czech Republic) competes for advertising revenues with other media such as print, radio, outdoor advertising, internet and direct mail.

Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour, but not for more than 15% of their total daily broadcast time. Starting January 1, 2007, public broadcaster CT, which is also financed through a compulsory television license fee, has been restricted to broadcasting advertising for a maximum of 0.5% of their daily broadcast time (excluding teleshopping), with the ability to combine this between its channels.  From January 1, 2008, CT is restricted to broadcasting advertising for a maximum of 0.75% of daily broadcasting time on its main channel and 0.5% for its other channel, without the ability to combine.  There are also restrictions for all broadcasters on the frequency of advertising breaks during and between programs, as well as restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages.

Competition

In addition to TV NOVA (Czech Republic), the Czech Republic is served by two national public television stations, CT1 and CT2, which dominated the ratings until TV NOVA (Czech Republic) began broadcasting in 1994, and by the national privately owned broadcaster TV Prima (co-owned by Modern Times Group and local owners).  During 2007 TV NOVA (Czech Republic) achieved a national all day audience share of 39.6%, which made it the highest ranked station nationally.

The chart below provides a comparison of the national all day audience share and technical reach of our Czech stations to those of its competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2007)	Technical reach

TV NOVA (Czech Republic)	CME	1994	Terrestrial / satellite and digital	39.6%	98.0%
CT 1	Public Television	1953	Terrestrial / satellite / digital	22.7%	98.2%
TV Prima	Modern Times Group/Local owners	1993	Terrestrial / satellite / digital	19.4%	94.0%
CT 2	Public Television	1970	Terrestrial / satellite / digital	7.9%	97.6%
GALAXIE SPORT	CME	2002	Cable / satellite	0.3%	39.1%
NOVA CINEMA	CME	2007	Cable / satellite	-*	-*
Others				10.1%
				100.0%

Source: ATO – Mediaresearch; CME.
*Channel launched in December 2007.

TV NOVA (Czech Republic) also competes for audiences with foreign terrestrial television stations in Austria, Germany, the Slovak Republic and Poland whose originating signals reach the Czech Republic, as well as with cable and satellite stations.

Regulation and License Renewal

The broadcast operations of TV NOVA (Czech Republic) are subject to regulations imposed by (i) the Broadcasting Act 2001, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Czech Republic Media Council.

According to the Broadcasting Act 2001, a television broadcasting license can be extended once for an additional twelve years.  The Czech Republic Media Council has granted one extension of the TV NOVA (Czech Republic) license, held by CET 21, which expires in January 2017.  The Czech Republic Media Council issued a decision dated December 21, 2006 confirming that CET 21's existing analog license (No. 001/1993) is also valid for digital broadcasting and permits the company to broadcast TV NOVA (Czech Republic) throughout the entire territory of the Czech Republic in any electronic communications network designated for digital terrestrial television broadcasting.

An amendment of the broadcasting laws related to digital terrestrial broadcasting and the analog switch-off was approved in November 2007.  Pursuant to that amendment TV NOVA (Czech Republic)'s current broadcasting license can be extended for an additional eight years (until 2025) in exchange for a pledge to switch off analog broadcasting by October 10, 2010 or at such later date as might be approved by the Czech government in accordance with its technical plan for the transition to digital (“TTP”). In the event this pledge to switch over to digital broadcasting is breached by CET 21, the extension of the license will be cancelled.  At present it is expected that the analog switch-off will not occur by October 10, 2010, as the Czech Telecommunications Office and certain ministries of the Czech government are still in discussions with broadcasters and the prospective operators of the digital networks over the TTP.

The GALAXIE SPORT license expires in March 2014, and the NOVA CINEMA license expires in November 2019.

Ownership

We own 100% of CET 21, the operating company for TV NOVA (Czech Republic) and NOVA CINEMA. CET 21 owns 100% of Galaxie Sport, the operating company for GALAXIE SPORT.

ROMANIA

General

Romania, which acceded to the EU on January 1, 2007, is a parliamentary democracy with a population of approximately 20.2 million people.  Per capita GDP is estimated to be US$ 8,094 in 2007 with a GDP growth rate of 6.0% in 2007. Approximately 95% of Romanian households have television and cable penetration is approximately 63%. According to our estimates, the Romanian television advertising market grew by approximately 50 - 60% in 2007 and was worth approximately US$ 375 – 385 million.

We operate six television channels in Romania: PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA as well as PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels.  The other significant national broadcasters in Romania are the public broadcaster TVR, which operates two channels, and privately owned terrestrial broadcaster Antena 1.

License Holders

Pro TV holds broadcasting licenses for PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA. In December 2007, Pro TV acquired MTS; in connection with this acquisition, Pro TV entered into a trademark and programming agreement with MTV Networks Europe (“MTVNE”) to operate the MTV ROMANIA channel.

Operations

PRO TV, which was launched in December 1995, reaches approximately 97% of Romanian television households.  PRO TV broadcasts from Bucharest to terrestrial broadcast facilities and to approximately 920 cable systems throughout Romania, and is also rebroadcast by five DTH systems via satellite. In 2007 PRO TV had a national all day audience share of 14.1%, which made it first (of 38 ranked channels) in Romania.  Advertisers evaluate audience share within a channel’s coverage area and by this measure PRO TV was also ranked first, with an all day audience share of 18.3%. On June 20, 2006 PRO TV was awarded a temporary digital license for Bucharest.  PRO TV began to broadcast in high definition in the Bucharest area on December 1, 2006 and is the first television station in Central and Eastern Europe to do so.

ACASA, a cable channel launched in 1998, reaches approximately 83% of Romanian television households. In 2007, ACASA had a national all day audience share of 6.8% which made it the fourth-ranked channel.

PRO CINEMA, a cable film channel launched in April 2004, reaches approximately 63% of Romanian television households. In 2007, PRO CINEMA had a national all day audience share of 1.2%.

SPORT.RO, a cable sports channel that we acquired in March 2007 reaches approximately 66% of Romanian television households.  In 2007, SPORT.RO had a national all day audience share of 1.9%.

MTV ROMANIA, a cable music channel acquired in December 2007 reaches approximately 56% of Romanian television households. In 2007, MTV ROMANIA had a national all day audience share of 0.4%.

The chart below summarizes the national all day and prime time audience share figures for our Romanian channels:

	2003	2004	2005	2006	2007

PRO TV
All day	15.4%	15.8%	15.7%	15.6%	14.1%
Prime time	17.1%	17.2%	16.6%	17.0%	16.3%
ACASA
All day	6.6%	7.4%	8.1%	7.7%	6.8%
Prime time	7.8%	7.7%	9.1%	8.1%	6.1%
SPORT.RO
All day	-	-	-	-	1.9%
Prime time	-	-	-	-	1.5%
PRO CINEMA
All day	-	0.6%	0.8%	1.0%	1.2%
Prime time	-	0.6%	0.7%	0.9%	1.1%
MTV ROMANIA
All day	0.5%	0.5%	0.4%	0.4%	0.4%
Prime time	0.3%	0.3%	0.2%	0.2%	0.2%

Source: Peoplemeters Taylor Nelson Sofres.

PRO TV INTERNATIONAL re-broadcasts PRO TV and ACASA programs to cable and satellite operators in North America, Europe and Israel using the existing PRO TV and ACASA satellite infrastructure.

PRO TV primarily sells an 18-49 urban target group. In that group, our national all day and national prime time audience shares were 18.3% and 21.5%, respectively, for the year ended December 31, 2007.

ACASA primarily sells a female 15-49 urban target group. In that group, our national all day and national prime time audience shares were 10.5% and 9.8%, respectively, for the year ended December 31, 2007.

SPORT.RO primarily sells a 4+ male urban target group. In that group, our national all day and national prime time audience shares were 3.0% and 2.4%, respectively, for the year ended December 31, 2007.

PRO CINEMA primarily sells an 18-49 urban target group. In that group, our national all day and national prime time audience shares were 2.2% and 1.9%, respectively, for the year ended December 31, 2007.

MTV ROMANIA primarily sells a 15-34 urban target group. In that group, our national all day and national prime time audience shares were 1.4% and 0.9%, respectively, for the year ended December 31, 2007.

Programming

PRO TV broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, police series, soap operas and game shows.  More than 46% of PRO TV's programming is comprised of locally produced programming, including news and sports programs as well as the local productions ‘La Bloc’ (‘In the Block’), ‘Dansez pentru tine’ (‘Dancing For A Dream’) and ‘Happy Hour’.  ‘Dancing For A Dream’ was the top-rated show in 2007.  Since 1999, PRO TV has broadcast the UEFA Cup and UEFA Champions League football matches, which consistently record high ratings and audience share.

PRO TV has secured exclusive broadcast rights in Romania to a variety of popular American and European programs and films produced by such companies as Warner Bros. and DreamWorks/Paramount.  PRO TV also licenses foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs.  All foreign language programs and films are subtitled in Romanian.

PRO TV is required to comply with several restrictions on programming, including the requirement that 30% of all material be locally produced.  From January 1, 2008, PRO TV must comply with regulations on the origin of programming as a result of Romania’s accession to the European Union, including requirements that 50% of all programming be of European origin and that 10% of all programming be supplied by independent European producers.

ACASA broadcasts 24 hours per day and targets a female audience with programming such as telenovellas, films and soap operas as well as news, daily local productions for women and families and talk shows.  ACASA's audience demographics complement PRO TV's, providing an attractive advertising platform for advertisers across our group of channels.  Approximately 38% of ACASA’s programming is locally produced, including ‘Inima de tigan’ (‘Gypsy Heart’), ‘Iubire ca in filme’ (‘Movie Like Romance’) and ‘Povestiri Adevarate’ (‘True Stories’). ‘Inima de tigan’ (‘Gypsy Heart’) was the top-rated show on ACASA in 2007.

PRO CINEMA broadcasts 24 hours per day and is focused on those types of movies, series and documentaries that are popular among the educated, upwardly mobile demographic, which is a small segment of Romanian population and an attractive advertising target group. Local productions make up 24% of the programming, the majority being regular and special news programs.

SPORT.RO broadcasts 24 hours per day and targets male audiences with programming focusing on local and international football, international boxing and a number of local Romanian sports. Local productions make up 49% of the programming, the majority being regular and special news programs.

PRO TV INTERNATIONAL broadcasts 24 hours per day and targets Romanian communities outside Romania. The channel re-broadcasts locally produced programming from certain of our Romanian channels (generally PRO TV and ACASA), as well as programming from Pro TV’s library.

MTV ROMANIA broadcasts 24 hours per day, with a programming strategy to attract a young audience in Romania by broadcasting music and youth related programming.

Advertising

Our Romania operations derive revenues principally from the sale of commercial advertising time on the PRO TV, ACASA, SPORT.RO and PRO CINEMA channels, sold both through independent agencies and media buying groups.  Our Romanian channels currently serve a wide variety of advertisers, including multinational companies such as Unilever, L’Oréal, Procter & Gamble, Orange and Coca Cola.  The top ten advertising clients on our Romanian channels contributed approximately 26% of our total Segment Net Revenues in Romania in 2007.

Within the Romanian advertising market, television accounts for approximately 65% of total advertising spending.  Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not for more then 15% of their total daily broadcast time, and an additional 5% of daily broadcast time may be used for direct sales advertising.  The public broadcaster, TVR, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for eight minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted).  These restrictions apply to both publicly and privately owned broadcasters.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children's programming.  In addition, members of the news department of our channels are prohibited from appearing in advertisements.

Competition

PRO TV has a leading position amongst Romanian broadcasters in respect of national all day audience share. Other competitors include the second channel of the public broadcaster, TVR 2, and privately owned broadcasters Antena 1 and Prima TV.

The chart below provides a comparison of the national all day audience share and technical reach of our Romanian channels to those of our main competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2007)	Technical reach

PRO TV	CME	1995	Terrestrial / satellite / cable	14.1%	96.8%
TVR 1	Public Television	1956	Terrestrial / satellite / cable	11.8%	99.1%
Antena 1	Local owner	1993	Terrestrial / satellite / cable	11.3%	89.0%
ACASA	CME	1998	Satellite / cable	6.8%	82.8%
Prima TV	SBS	1994	Terrestrial / satellite / cable	4.8%	86.7%
TVR 2	Public Television	1968	Terrestrial / satellite / cable	4.5%	93.6%
SPORT.RO	CME	2003	Satellite / cable	1.9%	66.0%
PRO CINEMA	CME	2004	Satellite / cable	1.2%	63.0%
MTV ROMANIA	CME	2002	Satellite / cable	0.4%	55.5%
Others				43.2%
				100.0%

Source: Peoplemeters Taylor Nelson Sofres; CME.

Our Romanian channels also compete for audience with other cable and satellite stations. There is increased competition for audience share from new niche channels, which is reflected in the “Others” audience share of 43.2% for the year ended December 31, 2007, as compared to 33.9% for the year ended December 31, 2006.

Regulation and License Renewal

PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA operate pursuant to licenses and regulations issued by the Romanian Media Council.  Pro TV holds all of the licenses for PRO TV, ACASA, PRO CINEMA, SPORT.RO, PRO TV INTERNATIONAL and MTV ROMANIA. To date, licenses have been renewed as they expire.  These broadcasting licenses expire on dates ranging from November 2008 to February 2016.

Ownership

We own a 95% voting and economic interest in Pro TV.  Adrian Sarbu, our Chief Operating Officer, owns the remaining 5% voting and economic interest in Pro TV.  We increased our voting and economic interest from 90% to 95% on June 1, 2007 (see Part II, Item 8, Note 4, “Acquisitions and Disposals, Romania”).

Our interest in our Romania operations is generally governed by the articles of Pro TV.  We have the right to appoint two of the three members of the Council of Administration, the governing body of Pro TV.  Although we have majority voting power in Pro TV, the affirmative vote of Adrian Sarbu is required with respect to certain financial and corporate matters.  Such matters are in the nature of protective rights, and are not an impediment to consolidation for accounting purposes.

We have a 95% voting and economic interest in Media Vision, which, together with other subsidiaries of the Media Pro group of companies, provides programming and production services to Pro TV. We increased our voting and economic interest from 75% to 95% following the sale by Media Pro Pictures SA of a 20% interest on May 16, 2007.

We also have a put option agreement with Adrian Sarbu that grants him the right to sell us his remaining interest in Pro TV and certain other companies of our Romania operations from November 12, 2009 for a twenty-year period thereafter.  The right to exercise this put is subject to a pledge of those interests to us in connection with our investment in the Media Pro group of companies (see Part II, Item 8, Note 5, “Investments”).

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

Following capital calls in which we did not participate in 2007, our holding in Media Pro Management S.A. is now 8.7%.  The remaining 91.3 % is held by Mr. Sarbu.

SPORT.RO

On December 14, 2006, we acquired a 20% interest in Sport Radio TV Media S.R.L. (“TV Sport”), a sports channel. On February 20, 2007, we acquired control of TV Sport by acquiring an additional 50% interest and then acquired the remaining 30% interest in March 2007.  We have rebranded this channel SPORT.RO (see Part II, Item 8, Note 5, “Investments”).

MTV ROMANIA

On December 12, 2007, Pro TV acquired a 100% interest in MTS; in conjunction with this acquisition, Pro TV entered into a trademark and programming agreement with MTVNE to operate the MTV ROMANIA channel.  The license granted by MTVNE is for a five-year period initially and may be extended for an additional five years if certain revenue targets are achieved.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of approximately 5.4 million people.  Per capita GDP is estimated to be US$ 13,896 in 2007 with a GDP growth rate of 8.9% in 2007.  Approximately 99% of Slovak Republic households have television and cable penetration is 40%.  According to our estimates, in local currency the Slovak Republic television advertising market grew by approximately 25 - 30% in 2007 and was worth approximately US$ 165 - 170 million.

In the Slovak Republic, we operate one national television channel, TV MARKIZA.  The other significant national broadcasters are the public broadcaster STV, which operates two channels, and privately owned broadcaster TV JOJ.

License Holder

Markiza holds a national terrestrial broadcast license for TV MARKIZA.

Operations

TV MARKIZA, launched in August 1996, reaches approximately 86% of the Slovak Republic's television households. TV MARKIZA had an average national all day audience share for 2007 of 35.4%, versus 17.7% for its nearest competitor, STV 1.  In October 2004, the journal method of measuring audience share and ratings was replaced with peoplemeters (an electronic audience measurement device).  The introduction of peoplemeters has resulted in lower audience share and ratings being recorded for all national broadcasters (see Part II, Item 7, “Analysis of Segment Results, Slovak Republic”).  Since the introduction of peoplemeters, the national all day audience share of TV MARKIZA has fallen from 39.6% to 35.4%.

The chart below summarizes national all day and prime time audience share figures for TV MARKIZA:

	2003	2004	2005	2006	2007
All day	45.8%	39.6%	31.1%	33.6%	35.4%
Prime time	45.5%	40.0%	32.8%	35.9%	39.5%

Source:  TNS.

We primarily sell a 12+ target group. In that group, our national all day and national prime time audience shares were 35.5% and 39.5%, respectively, for the year ended December 31, 2007.

Programming

TV MARKIZA broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through news, movies, entertainment and sports programming, with specific groups targeted in off-peak broadcasting hours.  Approximately 30% of  TV MARKIZA programming is locally produced, including ‘Televizne noviny’ (‘TV News’), ‘Sportove noviny’ (‘Sports News’), ‘Susedia’ (‘Neighbours’), ‘Slovensko hlada Superstar 3’ (‘Pop Idol 3’), and ‘Bailando’ (a dance show).  ‘Televizne noviny’ is consistently the top-ranked show in the Slovak Republic.  ‘Susedia’, ‘Slovensko hlada Superstar 3’ and ‘Bailando’ were also among the most popular shows in 2007.

TV MARKIZA has secured exclusive broadcast rights to a variety of popular American and European series, films and telenovellas produced by major international studios including Warner Bros., NBC Universal, CBS Paramount, Dreamworks/Paramount, Grandview-Castle, and Buena Vista.  All foreign language programming (other than that in the Czech language) is dubbed into the Slovak language.  Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on TV MARKIZA.

TV MARKIZA is required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that a minimum of 11% of programming be public interest programming (which includes news and topical shows), and that a minimum of 51% of films and series be European productions.

Advertising

TV MARKIZA derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies.  Advertisers include large multinational companies such as T-Com / T-Mobile, Orange, Telefonica O2, Benckiser, Procter & Gamble, Henkel, L’Oréal, Unilever, Nestlé and Danone.  The top ten advertisers of TV MARKIZA contributed 39% of the channel’s total Segment Net Revenues in 2007.

Within the Slovak advertising market, television accounts for approximately 46% of total advertising spending.  TV MARKIZA also competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to twelve minutes per hour but not for more than 15% of their total daily broadcast time. The public broadcaster, STV, which is also financed through a compulsory license fee, can broadcast advertising for up to twelve minutes per hour, but between 7:00 p.m. and 10:00 p.m. may broadcast only eight minutes of advertising per hour and not more than 3% of their total daily broadcast time. There are restrictions on the frequency of advertising breaks during and between programs. STV is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer) between 6:00 a.m. and 10:00 p.m.

Competition

In addition to TV MARKIZA, the Slovak Republic is served by two national public television channels, STV1 and STV2, which dominated the ratings until TV MARKIZA began broadcasting in 1996.  TV MARKIZA also competes with the privately owned broadcaster TV JOJ.  During 2007 TV MARKIZA achieved a national all day audience share of 35.4%, which made it the highest ranked station nationally.

The chart below provides a comparison of the national all day audience share of TV MARKIZA and technical reach to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2007)	Technical reach
TV MARKIZA	CME	1996	Terrestrial	35.4%	86.4%
STV 1	Public Television	1956	Terrestrial	17.7%	98.2%
TV JOJ	Local owner	2002	Terrestrial	15.8%	76.4%
STV 2	Public Television	1969	Terrestrial	5.0%	98.2%
Others				26.1%
				100.0%

Source : Informa Telecoms and Media; Visio / MVK; PMT / TNS SK; CME.

TV MARKIZA also competes for audience share with foreign terrestrial television stations located in Austria, the Czech Republic and Hungary whose originating signals reach the Slovak Republic, as well as cable and satellite stations.

Regulation and License Renewal

TV MARKIZA’s broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Slovak Republic Media Council pursuant to the Act on Broadcasting and Retransmission.

The current broadcasting license for TV MARKIZA expires in September 2019.

Ownership

On January 23, 2006, we acquired control of our Slovak Republic operations and increased our economic interest from 70% to 80%.  Following the merger of STS into Markiza on January 1, 2007 and our acquisition of 20% of Markiza on July 13, 2007, we now own a 100% voting and economic interest in Markiza (see Part II, Item 7, “Analysis by Geographic Segment, Slovak Republic”).

SLOVENIA

General

Slovenia is a parliamentary democracy with a population of approximately 2.0 million people.  Per capita GDP is estimated to be US$ 23,000 in 2007, the highest per capita GDP in Central and Eastern Europe, with a GDP growth rate of 5.9% in 2007. Approximately 99% of Slovenian households have television and cable penetration is approximately 63%.  According to our estimates, the Slovenian television advertising market grew by approximately 8 - 10% during 2007 and was worth approximately US$ 85-90 million.

We operate two national television channels in Slovenia, POP TV and KANAL A.  The other significant national broadcasters are two channels operated by the public broadcaster, SLO 1 and SLO 2, and privately owned broadcaster TV3.

License Holders

Pop TV holds the broadcast licenses for the POP TV channel and Kanal A holds the broadcast licenses for the for the KANAL A channel.

Operations

POP TV and KANAL A

POP TV is the leading national commercial television broadcaster in Slovenia and reaches approximately 95% of the television households, including the capital Ljubljana and Maribor, Slovenia's second largest city.  In 2007, the POP TV channel had a national all day audience share of 26.1%, the largest in Slovenia.

KANAL A reaches 90% of the television households, including Ljubljana and Maribor.  In 2007 KANAL A had an all day audience share of 11.3%, making it the third most watched television channel in Slovenia.

The chart below summarizes the national all day and prime time audience share figures for POP TV and KANAL A:

	2003	2004	2005	2006	2007

POP TV
All day	29.5%	27.6%	27.3%	28.6%	26.1%
Prime time	34.0%	31.9%	32.2%	34.3%	31.9%
KANAL A
All day	10.2%	8.3%	8.5%	8.9%	11.3%
Prime time	10.9%	9.4%	9.8%	9.8%	11.1%

Source: AGB Nielsen Media Research.

POP TV primarily sells an 18-49 target group. In that group, our national all day and national prime time audience shares were 26.2% and 32.4%, respectively, for the year ended December 31, 2007.

KANAL A primarily sells an 18-49 target group. In that group, our national all day and national prime time audience shares were 14.4% and 15.4%, respectively, for the year ended December 31, 2007.

Programming

POP TV broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide variety of programming including series, movies, news, variety and game shows and features.  Approximately 33% of programming is locally produced, including ‘Preverjeno!’ (‘Confirmed!’), ‘Trenja’ (‘Friction’), the local series ‘Nasa Mala Klinika’ (‘Our Little Clinic’) and the reality show ‘Farm’.  KANAL A broadcasts 24 hours per day and has a programming strategy to complement that of POP TV with a mixture of locally produced programs (approximately 27% in 2007) such as ‘World on Kanal A’, the reality show ‘Big Brother’ and acquired foreign programs, including films and series.

Pro Plus has secured exclusive program rights in Slovenia to a variety of successful American and Western European programs and films produced by studios such as Warner Bros., Twentieth Century Fox and Paramount.  All foreign language programs and films are subtitled in Slovenian with the exception of some children’s programming that is dubbed.  Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs on POP TV and KANAL A.

POP TV and KANAL A are required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m. Two percent of the station's annual broadcast time must be Slovenian origin audio-visual works and this amount must increase each year until it reaches five percent. In the future a majority, increased from the current 20%, of the station's annual broadcast time will be required to be European origin programming. Furthermore, 10% of the station’s annual broadcast time is required to be devoted to programs made by European producers who are independent of broadcasters, and 50% of such works are to have been produced in the last five years.

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on POP TV and KANAL A.  Current multinational advertisers include firms such as Reckitt Benckiser, Procter & Gamble, Mobitel, L’Oréal, Wrigley, Henkel and Beiersdorf, although no advertiser dominates the market.  During the year 2007, we serviced a wide variety of advertisers, the majority through advertising agencies. The top ten advertisers of POP TV and KANAL A contributed approximately 26% of our total Segment Net Revenues in Slovenia in 2007.

Within the Slovenian advertising market, television accounts for approximately 58% of total advertising spending.  In addition, POP TV and KANAL A compete for revenues with other media such as print, radio, outdoor advertising, the internet and direct mail.

Privately owned broadcasters are allowed to broadcast advertising for up to 12 minutes in any hour and for up to 20% of their total daily broadcasting time (with 15% for advertisements only).  The public broadcaster, SLO, which is also financed through a compulsory television license fee, is allowed to broadcast advertising for up to 12 minutes per hour and for up to 15% of its total daily broadcasting time (with 10% for advertisements only), but is only permitted up to 9 minutes per hour between the hours of 6:00 p.m. and 11:00 p.m.

There are restrictions on the frequency of advertising breaks during programs.  There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7:00 a.m. to 9:30 p.m. and generally for alcoholic beverages with an alcoholic content of more than 15%.

Competition

Prior to the launch of POP TV in 1995, the television market in Slovenia had been dominated by SLO 1, a channel of the public broadcaster.  During 2007, POP TV achieved a national all day audience share of 26.1%, which made it the highest ranked station nationally, and KANAL A achieved a national all day audience share of 11.3%, which made it the third ranked station nationally.

The chart below provides a comparison of the national all day audience share of our Slovenian channels and technical reach to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2007)	Technical reach

POP TV	CME	1995	Terrestrial / cable	26.1%	94.7%
SLO 1	Public Television	1958	Terrestrial / satellite / cable	23.3%	99.3%
KANAL A	CME	1991	Terrestrial / cable	11.3%	90.1%
SLO 2	Public Television	1967	Terrestrial / satellite / cable	8.5%	98.8%
TV3	MTG	1995	Terrestrial / cable	3.7%	68.5%
Others				27.1%
				100.0%

Source : Media Services AGB; CME.

POP TV and KANAL A also compete for audience share with foreign television stations, particularly Croatian, Italian, German and Austrian stations whose originating signals reach Slovenia.

Regulation and License Renewal

POP TV and KANAL A operate under licenses regulated pursuant to the Law on Media adopted in 2001 and pursuant to the Electronic Communications Act, which came into effect on May 1, 2004.  According to the Electronic Communications Act, the Slovenian Media Council may extend a license at the request of the broadcaster if it is in compliance with all the license conditions.  The licenses held by POP TV and KANAL A expire in August 2012. Under legislation adopted in Slovenia in connection with the transition to digital, POP TV and KANAL A have received digital terrestrial licenses (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary”).

Ownership

We own 100% of the voting and economic interests in Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100% voting and economic interest in Pop TV and Kanal A.

UKRAINE

General

Ukraine, the most populous market in which we operate, is a parliamentary democracy with a population of approximately 46.4 million people.  Per capita GDP is estimated to be US$ 2,943 in 2007, the lowest of all our markets, with a GDP growth rate in 2007 of 7.2%.  Nearly 100% of Ukrainian households have television, and cable penetration is approximately 19%.  According to our estimates, the Ukrainian television advertising market grew by approximately 25 - 35% in 2007 and was worth approximately US$ 390 - 400 million (excluding political advertising and sponsorship).

We operate one national television channel in Ukraine, STUDIO 1+1, the regional channel KINO and the local channel CITI. The other significant national broadcasters are the state-owned broadcaster UT-1, which operates one channel, and privately owned broadcasters Inter, Novy Kanal, ICTV and STB.

License Holders

Studio 1+1 holds the broadcasting licenses for STUDIO 1+1.  The sale of Studio 1+1’s advertising has been outsourced to Video International Prioritet, a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest.

Gravis broadcasts KINO through terrestrial licenses covering 16 cities and a satellite license and re-broadcasts across a network of regional stations (including our subsidiaries Tor and Zhysa) and cable operators The sale of KINO’s advertising has been outsourced to Video International Group.  Gravis conducts advertising sales for CITI.

Operations

STUDIO 1+1

STUDIO 1+1, launched in 1997, reaches approximately 99% of Ukraine television houselolds.  STUDIO 1+1 initially began broadcasting on the national frequencies of UT-2 under a license permitting 15 hours of broadcasting per day, primarily in prime time and off prime time.  In July 2004, STUDIO 1+1 was awarded a second license allowing it to broadcast for the remaining nine hours per day on the UT-2 frequencies.  STUDIO 1+1 has been broadcasting a full 24-hour schedule since early September 2004.  STUDIO 1+1 had a national all day audience share of 16.1% and an 18.2% prime time audience share in the year ended December 31, 2007.

The chart below summarizes the national all day and prime time audience share figures for STUDIO 1+1:

	2003	2004	2005	2006	2007

All day	19.1%	20.9%	20.0%	18.4%	16.1%
Prime time	25.8%	26.9%	22.2%	23.1%	18.2%

Source:  GFK LISM.

We primarily sell an 18+ target group. In that group, our national all day and national prime time audience shares were 16.0% and 18.5% respectively for the year ended December 31, 2007.

KINO and CITI

KINO reaches approximately 56% of television households and broadcasts on average 19 hours per day with a national all day 15-50 audience share of 0.9%.  CITI reaches approximately 12% of television households in Ukraine and broadcasts 24 hours per day to the city of Kiev and the Kiev region. CITI achieved an average all day 15-50 audience share in Kiev and Kiev region of 1.86%.
`
Programming

STUDIO 1+1’s programming strategy is to appeal to a broad audience through a wide variety of programming, including series (popular Russian police and action series in particular), movies and locally produced Ukrainian shows, features and news.  In 2007, approximately 60% of programming for prime-time broadcasting hours were either in-house or outsourced local productions, which consist primarily of news broadcasts and news related programs, entertainment shows and TV series of various genres.

The Studio 1+1 Group, comprised of several entities that are involved in broadcast operations of Studio 1+1, has secured exclusive territorial or local language broadcast rights in Ukraine to a variety of successful high quality Russian, American and Western European programs and films from many of the major studios, including Warner Bros., Paramount, Universal and Columbia.  Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming.  Most non-Ukrainian language programs and films (including those in the Russian language) are dubbed or subtitled in Ukrainian.

KINO, which targets the 15-50 age group, male skewed in prime time, female skewed in off-prime and family oriented on weekends, offers feature films, series, animation and other entertainment programming, much of which is acquired from Western sources.

CITI, which targets the 15-50 age group, broadcasts mainly originally-produced shows, local news, and programs on Kiev culture, business and community, as well as teleshopping.

STUDIO 1+1, KINO and CITI are required to comply with certain restrictions on programming, including regulations on the origin of programming and the language of broadcast.  At least 50% of programming broadcast by STUDIO 1+1, KINO and CITI must be of Ukrainian origin and STUDIO 1+1 is further required to broadcast not less than 75% of its programming in Ukrainian or dubbed into Ukrainian.  Furthermore, the law stipulates that between 7:00 a.m. and 11:00 p.m. at least 80% of programming be European-made.

Advertising

The Studio 1+1 Group derives revenues principally from the sale of commercial advertising time through both media buying groups and independent agencies.  Video International sells advertising for the Studio 1+1 Group.  Advertisers include large multinational firms such as Procter & Gamble, Kraft Foods, Unilever, Samsung, Mars, Sony, L’Oréal, Nestlé and Baltic Beverage Holding, as well as large Ukrainian companies like Volun Holding, Obolon and Kyiv Star.  The top ten advertising clients of STUDIO 1+1 contributed approximately 29% of STUDIO 1+1’s total Segment Net Revenues in 2007. Furthermore, in the year ended December 31, 2007, parliamentary elections in September brought extra revenue for STUDIO 1+1 from the sale of political advertising. In Ukraine, political elections tend to have the effect of decreasing advertising activity around the time of the elections, but attracting additional revenues from political advertising.

Gravis derives revenue from the sale of commercial advertising time on KINO and CITI. Video International sells advertising for KINO. KINO targets smaller national advertisers and CITI aims to attract Kiev-based clients. Some of the biggest KINO and CITI advertisers/ clients are: Procter & Gamble, Obolon, Unilever, Meloni, Nestlé, Ukrtelecom and Wrigley. The top ten advertising clients of KINO and CITI contributed approximately 28% of the total Segment Net Revenues of KINO and CITI in 2007.

Privately owned broadcasters are allowed to broadcast advertising for 15% of their total broadcast time. During an electoral season this quota increases to 20% of the total broadcasting time.  These requirements are not applicable to specialized broadcasting channels.  The portion of advertising per hour of actual broadcasting cannot exceed 20%, and during the electoral process may not exceed 25%.  The state owned broadcaster is subject to the same restrictions on advertising time.  There are restrictions on the frequency of advertising breaks both during and between programs.  There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of alcoholic beverages from 6:00 a.m. to 11:00 p.m.

Competition

In addition to STUDIO 1+1, Ukraine is served by public broadcaster UT-1 and privately owned broadcasters Inter, ICTV, STB and Novy Channel.

The chart below provides a comparison of STUDIO 1+1’s national all day audience share and technical reach to those of its competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2007)	Technical reach
Inter	Local owners	1996	Terrestrial /satellite / cable	20.9%	99.0%
STUDIO 1+1	CME	1997	Terrestrial /satellite / cable	16.1%	98.5%
Novy Kanal	Local owner (same as ICTV and STB)	1998	Terrestrial	7.4%	96.8%
ICTV	Local owner (same as Novy Kanal and STB)	1992	Terrestrial	6.9%	96.0%
STB	Local owner (same as Novy Kanal and ICTV)	1997	Terrestrial	6.7%	94.7%
UT-1	Public Television	1965	Terrestrial /cable	1.9%	97.5%
Others				40.1%
				100.0%
Source:  GFK LISM; CME.

KINO and CITI compete with certain regional and Kiev-based channels and other regions where KINO is broadcast, including TRK Ukraine, TRK Kiev, Megasport, RTR Planet, Enter Film, NTV Mir, RU Music, K1 and K2 channels and Channel 1 Rus.

License Renewal

In December 2006, the Ukraine Media Council extended the 15-hour broadcast license of STUDIO 1+1, covering prime time and off prime time, until December 29, 2016. The license to broadcast the remaining nine hours on the same frequencies expires on July 30, 2014.

Following the acquisition of a 42% direct interest in Studio 1+1 by our subsidiary, UMS in August 2007, Studio 1+1 filed an amended charter that reflected the current ownership of Studio 1+1 with the Ukraine Media Council and solicited the reissuance of the 15-hour (for prime time and off prime time) and 9-hour broadcasting licenses for the STUDIO 1+1 channel.  The Ukraine Media Council has reissued the 15-hour broadcast license but has postponed a decision in respect of the reissuance of the 9-hour broadcasting license. Under amendments to the Ukrainian Media Law adopted in March 2006, a broadcaster is entitled to hold only one broadcasting license that covers a territorial segment (national, regional, or local). The Ukraine Media Council has taken the position that Studio 1+1 is not in compliance with this provision of the Ukraine Media Law because it holds two broadcasting licenses.  To date the Ukraine Media Council has not accepted our position that the fact that the two licenses held by Studio 1+1 are in respect of the same frequencies but for different time periods does not contradict the intent of this limitation in the Ukraine Media Law. Notwithstanding the current position of the Ukraine Media Council, Studio 1+1 is entitled to continue to broadcast during the period permitted by the 9-hour license.  We are in discussions with the Ukraine Media Council to resolve this issue and expect to have a resolution before the end of the second quarter of 2008.

Ownership

The Studio 1+1 Group consists of several entities in which we hold direct or indirect interests.  We hold a 60% ownership and economic interest in each of Innova, IMS and TV Media Planet. Innova owns 100% of Inter-Media,  which in turn holds a 30% interest in Studio 1+1.  We hold a 99.9% interest in UMS, which owns 42% of Studio 1+1.

On January 31, 2008, we entered into agreements with Igor Kolomoisky, Boris Fuchsmann and Alexander Rodnyansky to acquire the remaining interests in the Studio 1+1 Group. Upon completion of an initial sale transaction, we will own 90% of Studio 1+1 and Messrs. Fuchsmann and Rodnyansky will have the right to put to us, and we will have the right to call from them, the remaining 10% interest (see Part II, Item 8, Note 22, “Subsequent Events – Ukraine”).

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, which formerly operated the local channels KINO (formerly CHANNEL 7) and CITI (formerly CHANNEL 35). On June 21, 2007, we acquired a 60.4% interest in each of Tor and Zhysa, two regional broadcasters.

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

EMPLOYEES

As of February 20, 2008, our operating companies had a total of approximately 3,500 employees (including contractors) and we had a corporate staff of 48 employees in London and Amsterdam.  None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Part II, Item 8, Note 18, “Segment Data”.

ITEM 1A.	RISK FACTORS

This report and the following discussion of risk factors contain forward-looking statements as discussed on page 4. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows. Prospective investors are advised to consider carefully the risk factors below and other information in this report before making an investment in our securities.

Risks Relating to our Operations

Our operating results are dependent on favorable economic and political conditions in countries in which we operate.

The results of our operations rely heavily on advertising revenue and demand for advertising is affected by prevailing general and regional economic conditions.  Although recently there has been growth in the economies of our operating countries, there can be no assurance that these trends will continue or that any such improvement in economic conditions will generate increased advertising revenue.  Adverse economic conditions generally and downturns in the economies of our operating countries specifically are likely to negatively impact the advertising industries in those countries by reducing the amounts our customers spend on advertising, which could result in a decrease in demand for our advertising airtime. In addition, disasters, acts of terrorism, civil or military conflicts or general political uncertainty may create economic uncertainty that reduces advertising spending.  The occurrence of any of these events may have a material adverse affect on our financial position, results of operations and cash flows.

Our operating results depend on our ability to generate advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. Our advertising revenues generally depend on the pricing of our advertising time as well as other factors, including television viewing levels, changes in audience preferences, our stations’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics. Therefore, in order to maintain and increase our advertising sales, we must be able to offer programming which appeals to our target audiences in order to generate GRPs, respond to technological developments in media, compete effectively with other broadcasters seeking to attract similar audiences and manage the impact of any seasonal trends as well as respond successfully to changes in other factors affecting advertising sales generally, particularly in Ukraine. Any decline in advertising sales due to a failure to respond to such changes or to successfully implement our advertising sales strategies could have a material adverse effect on our financial position, results of operations and cash flows.

We will not have management control of our affiliate in Ukraine until we complete the Ukraine Buyout.

Prior to the completion of the initial sale transactions to acquire an additional 30% interest in the Studio 1+1 Group from our partners (the “Ukraine Buyout”) (see Part II, Item 8, Note 22, “Subsequent Events – Ukraine”), we continue to own our operations in Ukraine jointly with our partners through subsidiaries and affiliates.  We currently hold a direct 42% ownership interest and an indirect 18% ownership interest in Studio 1+1.

Although our partners have resigned their management and board positions in the Studio 1+1 Group in connection with entering into transaction documents in respect of the Ukraine Buyout, we believe that to unilaterally assert management control or unilaterally direct the strategies, operations and financial decisions prior to the completion of the Ukraine Buyout may impede the successful completion of the transaction. Therefore, prior to the closing of the Ukraine Buyout, we do not intend to institute material operational changes, including those that may affect the implementation of all of the financial reporting and management processes that exist in our other operations, including ensuring compliance with relevant tax and other obligations of Studio 1+1.  Until the Ukraine Buyout is completed, decisions may be taken that do not fully reflect our strategic objectives or may result in Studio 1+1 being in breach of such tax or other obligations.  In addition, Studio 1+1 may not adopt decisions in respect of advertising and sponsorship, programming, production, scheduling, personnel or otherwise that we believe are necessary in order to respond to competitive market dynamics in Ukraine for audience share and advertising.  The occurrence of any or all of these events may have an adverse impact on our financial position, results of operations and cash flows.

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in concluding transactions on less favorable terms than could be obtained in arms-length transactions.

In Romania and Ukraine, the local shareholders, general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media-related companies. We may not be aware of all such business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interests which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes (as defined in Part II, Item 7, V(c) “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements”) and the European Bank for Reconstruction and Development (“EBRD”) Loan (as defined in Part II, Item 7, V(c) “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements”). In addition, there have been instances in the past where certain related party receivables have been collected more slowly than unrelated third party receivables, which have resulted in slower cash flow to our operating companies. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

We may not be able to prevent the management of our operating companies from entering into transactions that are outside their authority and not in the best interests of shareholders.

The general directors of our operating companies have significant management authority on a local level, subject to the overall supervision by the corresponding company board of directors.  In addition, we typically grant authority to other members of management through delegated authorities. Our internal controls have detected transactions that have been entered into by managers acting outside of their authority.  Internal controls may not be able to prevent an employee from acting outside his authority.  There is therefore a risk that employees with delegated authorities may act outside their authority and that our operating companies will enter into transactions that are not duly authorized.  Unauthorized transactions may not be in the best interests of our shareholders, may create the risk of fraud or the breach of applicable law, which may result in transactions or sanctions that may have an adverse impact on our financial position, results of operations and cash flows.

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire programming content that is attractive to our audiences.

Television programming is one of the most significant components of our operating costs, particularly in Ukraine.  The commercial success of our channels depends substantially on our ability to develop, produce or acquire syndicated television programming content that matches audience tastes, attracts high audience shares and generates advertising revenues.  The costs of acquiring programming content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of greater competition from existing and new television broadcasting channels. Our expenditure in respect of locally produced programming content may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent.  In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets.  In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming as well as write down the value of such underperforming programming.  Any increase in programming costs or write-downs could have a material adverse effect on our financial condition, results of operations and cash flows.

Our broadcasting licenses may not be renewed and may be subject to revocation.

We require broadcasting, and in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets, in order to conduct our broadcasting business.  We cannot guarantee that our current licenses or other authorizations will be renewed or extended, or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions.  The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated.  Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future.

Our current broadcasting licenses expire at various times between November 2008 and 2019.  Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business.

Our revenue generating operations are located in Central and Eastern Europe.  These markets pose different risks from those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater.  The economic and political systems, legal and tax regimes, standards of corporate governance and business practices of countries in this region continue to develop.  Government policies may be subject to significant adjustments, especially in the event of a change in leadership. This may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks, any of which could have a material adverse effect on our on our financial positions, results of operations and cash flows.  Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher tariffs and other levies as well as longer payment cycles.

The relative level of development of our markets and the influence of local political parties also present a potential for biased treatment of us before regulators or courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to loss of our business operations, as occurred in the Czech Republic in 1999. The loss of a material business would have an adverse impact on our financial position, results of operations and cash flows.

We may seek to make acquisitions of other stations, networks, content providers or other companies in the future, and we may fail to acquire them on acceptable terms or successfully integrate them or we may fail to identify suitable targets.

Our business and operations continue to experience rapid growth, including through acquisition. The acquisition and integration of new businesses pose significant risks to our existing operations, including:

•	additional demands placed on our senior management, who are also responsible for managing our existing operations;

•	increased overall operating complexity of our business, requiring greater personnel and other resources;

•	difficulties of expanding beyond our core expertise in the event that we acquire ancillary businesses;

•	significant initial cash expenditures to acquire and integrate new businesses; and

•	in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under our Senior Notes and the EBRD Loan.

To effectively manage our growth and achieve pre-acquisition performance objectives, we will need to integrate any new acquisitions, implement financial and management controls and produce required financial statements in those operations.  The integration of new businesses may also be difficult due to differing cultures or management styles, poor internal controls and an inability to establish control over cash flows.  If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.

In addition, prospective competitors may have greater financial resources than us and increased competition for target broadcasters may decrease the number of potential acquisitions that are available on acceptable terms.

Our operating results are dependent on the importance of television as an advertising medium.

We generate almost all of our revenues from the sale of advertising airtime on television channels in our markets.  Television competes with various other media, such as print, radio, the internet and outdoor advertising, for advertising spending.  In all of the countries in which we operate, television constitutes the single largest component of all advertising spending.  There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets or that changes in the regulatory environment or improvements in technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically.  A decline in television advertising spending in any period or in specific markets could have an adverse effect on our financial position, results of operations and cash flows.

The transition to digital broadcasting may require substantial additional investments and the timing of such investments is uncertain.

Countries in which we have operations are initiating the migration from analog terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with its own timeframe and regulatory and investment regime.  The specific timing and approach to implementing such plans is subject to change. We cannot predict the effect of the migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast for our existing channels or any additional channels if such additional rights or licenses should be required under any relevant regulatory regime.  Furthermore, we may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution and content rights. We may not have access to resources sufficient to make such investments when required.

Our operations are subject to significant changes in technology that could adversely affect our business.

The television broadcasting industry may be affected by rapid innovations in technology.  The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand and the availability of television programming on portable digital devices, have fragmented television audiences in more developed markets and could adversely affect our ability to attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our business. In addition, compression techniques and other technological developments allow for expanded programming offerings to be offered to highly targeted audiences.  Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms.  Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems.  In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming.  Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

Our success depends on attracting and retaining key personnel.

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

Risks Relating to our Financial Position

We may require additional external sources of capital, which may not be available or may not be available on acceptable terms.

The acquisition, ownership and operation of television broadcasting operations require substantial investment.  Our ability to meet our total capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results, which are derived from a variety of assumptions that may prove to be inaccurate.  If our assumptions prove to be inaccurate, if our assumptions or our investment plans change in light of additional acquisitions or other investments, or if our costs increase due to competitive pressures or other unanticipated developments, we may need to obtain additional financing.  Such financings, if available at all, may not be available on acceptable terms. Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements. Any additional debt or equity securities issued to raise funds may have rights, preferences and privileges that are senior to shares of our Common Stock, and the issuance of additional equity may dilute the economic interest of the holders of shares of our Common Stock. It is also not possible to ensure that such debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indentures pursuant to which our Senior Notes were issued in 2005 (the “2005 Indenture”) and in 2007 (the “2007 Indenture” and collectively with the 2005 Indenture the “Indentures”) or pursuant to the terms of the EBRD Loan or as a result of general economic conditions. If we cannot obtain adequate capital or on obtain it on acceptable terms, this could have an adverse effect on our financial positions, results of operations and cash flows.

Our cash flow and capital resources may not be sufficient for future debt service and other obligations.

Our ability to make debt service payments under our Senior Notes and other indebtedness depends on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors.  If our cash flow and capital resources are insufficient to fund our debt service obligations, we would face substantial liquidity problems. We may not be able to maintain the ratings of our Senior Notes without adequate liquidity, which would have an adverse impact on our ability to raise additional debt financing.  We may be obliged to reduce or delay capital or other material expenditures at our stations, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. It may not be possible to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which may have an adverse effect on our financial positions, results of operations and cash flows.

Our debt service obligations following the issuance of the Senior Notes may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes and we are restricted in the manner in which our business is conducted (see Part II, Item 8, Note 6 “Senior Notes”).  Our high leverage could have important consequences to our business and results of operations, including but not limited to increasing our vulnerability to a downturn in our business or economic and industry conditions, as well as limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate is somewhat limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Under the Senior Notes and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business.

Pursuant to the terms of the Indentures and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1.  If we were to default on either of the Indentures or the EBRD Loan, the trustees under our Indentures or the EBRD Loan would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under our Indentures or the EBRD Loan.

We may be adversely affected by fluctuations in exchange rates.

Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs, including programming rights expenses and interest on debt, are in other currencies.  Furthermore, the functional currency of our operations in Romania and Ukraine is the dollar.  This is subject to annual review and new circumstances that may be identified during these annual reviews may result in the use of functional currencies in these markets that differ from our reporting currency.  In addition, our Senior Notes are denominated in Euros.  We have not attempted to hedge the Senior Notes.  We have in the past and may therefore in the future continue to experience significant gains and losses on the translation of the Senior Notes into dollars due to movements in exchange rates between the Euro and the dollar.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

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

Our holding company structure may limit our access to cash.

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

Risks Relating to Enforcement Rights

We are a Bermuda company and enforcement of civil liabilities and judgments may be difficult.

Central European Media Enterprises Ltd. is a Bermuda company; substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States.  In addition, several of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of such persons are or may be located outside the United States.  As a result, investors may be unable to effect service of process within the United States upon such persons, or to enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal and state securities laws.  There is uncertainty as to whether the courts of Bermuda and the countries in which we operate would enforce (i) judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the United States federal and state securities laws or (ii) in original actions brought in such countries,  liabilities against us or such persons predicated upon the United States federal and state securities laws.

Risks Relating to Our Common Stock

CME Holdco L.P. is in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders.

CME Holdco L.P. owns all our outstanding shares of Class B Common Stock, each of which carries 10 votes per share.  Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and, subject to certain limitations described below, is entitled to vote those shares on behalf of CME Holdco L.P.  The shares over which Ronald Lauder has voting power represent 63.7% of the aggregate voting power of our outstanding Common Stock.  On September 1, 2006, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, acquired 49.7% of CME Holdco L.P.  Under the terms of the limited partnership agreement of CME Holdco L.P., Adele (Guernsey) L.P. has certain consent rights in respect of the voting and disposition of the shares of Class B Common Stock.  CME Holdco L.P. is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors (including two Adele (Guernsey) L.P. is entitled to recommend for appointment) and transactions involving a change of control.  The interests of CME Holdco L.P. may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as CME Holdco L.P. retains voting control.

The price of our Class A Common Stock is likely to remain volatile.

The market price of shares of our Class A Common Stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Business and Operations” as well as the following: license renewals, general economic and business trends, variations in quarterly operating results, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A Common Stock, future issuances of shares of our Class A Common Stock and investor and securities analyst perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies.  These broad market and industry factors may materially reduce the market price of shares of our Class A Common Stock, regardless of our operating performance.

Our share price may be adversely affected by potential future issuances and sales of our shares.

As at February 25, 2008, we have a total of 1.1 million options to purchase Class A Common Stock outstanding and 0.1 million options to purchase shares of Class B Common Stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech) group, holds 3,500,000 unregistered shares of Class A Common Stock and Igor Kolomoisky, a member of our Board of Directors and a party to the Ukraine Buyout, holds 1,275,227 unregistered shares of Class A Common Stock.  In addition, a portion of the consideration for the Ukraine Buyout may be paid in shares of Class A Common Stock (see Part II, Item 8, Note 22 “Subsequent Events”). We cannot predict what effect, if any, the issuance of shares underlying options, the entry into trading of such unregistered shares or any future issuances of our shares will have on the market price of our shares.  If more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

ITEM 1 B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered Office, Corporate
Amsterdam, Netherlands	Leased office	Corporate Office, Corporate
London, United Kingdom	Leased office	Administrative Center, Corporate
Zagreb, Croatia	Owned and leased buildings	Office and studio space, NOVA TV (Croatia)
Prague, Czech Republic	Owned and leased buildings	Office and studio space, TV NOVA (Czech Republic)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space, PRO TV
Bratislava, Slovak Republic	Owned buildings	Office and studio space, TV MARKIZA
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space, POP TV and KANAL A
Kiev and other key cities within Ukraine	Leased buildings	Office and studio space, STUDIO 1+1. Office and studio space, KINO, CITI
Zug, Switzerland	Leased office	Office space, IMS

For further information on using our cash resources to fund these facility-related costs, see Part II, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” ..

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

Croatia

Global Communications Disputes

On October 29, 2004, Operativna Kompanija d.o.o. (“OK”), our former operating company in Croatia, filed suit against Global Communications d.o.o. (“Global Communications”) claiming approximately HRK 53.0 million (approximately US$ 10.3 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o. (“GRP Media”), another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”). Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls (“AGB”), an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 13.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We also appealed this decision.

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) claimed that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party. Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) argued for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit). Nova TV (Croatia) further claimed restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount was HRK 586.5 million (approximately US$ 114.2 million). The first hearing was held on September 24, 2007, and the judge denied the claim without permitting any arguments, evidence or witnesses.

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o. (a company wholly-owned by Ivan Caleta), Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we disputed this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court and we challenged the validity of the power of attorney purportedly issued by Richard Anthony Sheldon (a resident of the United Kingdom) to legal counsel representing the other plaintiffs.

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibited a sale or encumbrance of 75% of the shares of OK. Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006. On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who was appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. Our appeal against this decision was denied on May 8, 2007.

Settlement Agreements

On November 26, 2007, Nova TV (Croatia) and OK entered into a settlement agreement with Global Communications and the former shareholders of OK to settle all outstanding litigation between the parties and release Nova TV (Croatia) and OK from claims relating to such litigation. In consideration of Global Communications withdrawing its claims, Nova TV (Croatia) has agreed to withdraw its claims and pay Global Communications EUR 7.5 million  (approximately US$ 11.0 million) and provide advertising seconds to Global Communications over a two-year period with an aggregate value of EUR 2.0 million (approximately US$ 3.0 million). The advertising time is being provided to Global Communications pursuant to a separate advertising sales agreement that was signed on the same date.  In the event of certain breaches by Global Communications, Nova TV (Croatia) may terminate this agreement and pay Global Communications an amount in cash equal to sixty-five percent of the value of the unused advertising time at the date of such termination.

On November 26, 2007, Nova TV (Croatia) entered into settlement agreements with Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon to settle all outstanding litigation between the parties. In consideration of Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon withdrawing their claims, Nova TV (Croatia) has agreed to pay each of the parties HRK 111,700 (approximately US$ 23,000) due to them for their shares of OK under the OK Sale Contract.

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (“MMTV”), against MMTV, a subsidiary of CME Media Enterprises B.V. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.2 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately EUR 0.1 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.2 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. At a hearing on September 4, 2007, the lower court denied the claim of Mrs. Meglic and ordered her to pay MMTV’s costs of litigation. Mrs. Meglic filed an appeal on September 24, 2007, which was rejected by the Court of Appeal on December 12, 2007. The Court of Appeal also confirmed the judgment of September 4, 2007. Mrs. Meglic filed an appeal with the Slovenian Supreme Court on February 13, 2008, to vacate the decision of the lower court. We do not believe Mrs. Meglic will prevail and we will file a response with the Supreme Court. We expect the Supreme Court to issue an in camera decision in connection with the appeal, which may take up to 15 months to be issued.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On December 23, 2005, we initiated international arbitration proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60.0% interest in Studio 1+1. Following the adoption of an amendment to the Ukraine Media Law in March 2006, our partners acknowledged their obligation to restructure to permit us to hold a 60.0% interest had ripened; and in September 2006, they entered into agreements to effect a restructuring. On November 9, 2006, the arbitration proceedings were suspended by mutual consent to permit the parties to implement the restructuring. On August 30, 2007, we succeeded in registering our Ukrainian subsidiary UMS as the owner of 42.0% of Studio 1+1. Together with our 18.0% indirect interest in Studio 1+1 held through Inter-Media, we now have a 60.0% interest in Studio 1+1.

On September 4, 2007, Mr. Fuchsmann and Mr. Rodnyansky sought to file a cross action in these international arbitration proceedings to compel the transfer by us of an interest in Ukrpromtorg to Mr. Fuchsmann and Mr.Rodnyansky. They allege that they are entitled to participate on a pro rata basis in our investment in Ukrpromtorg. This claim is based on the terms of our shareholders’ agreement pursuant to which we and our partners have a limited right to participate on a pro rata basis in investment opportunities in the Ukrainian media sector undertaken by the other. In our response to this cross action, we denied any breach of our shareholders’ agreement and requested that the tribunal hold the cross action inadmissible in the current arbitration proceedings, whose subject matter is the restructuring, and terminate these proceedings.

On January 31, 2008, we entered into a Framework Agreement with Mr. Fuchsmann and Mr. Rodnyansky.  Pursuant to the Framework Agreement, we have agreed to (i) purchase a 30.0% interest in the Studio 1+1 Group from Mr. Fuchsmann and Mr. Rodnyansky, (ii) grant Mr. Fuchsmann and Mr. Rodnyansky a put option and CME a call option on Mr. Fuchsmann’s and Mr. Rodnyansky’s remaining 10.0% interest in the Studio 1+1 Group and (iii) sell to Mr. Fuchsmann and Mr. Rodnyansky 10.0% of our interest in the companies that operate KINO and CITI. Prior to the completion of these transactions, we have agreed to suspend the arbitration proceedings. Following completion of the transaction, we have agreed with Mr. Fuchsmann and Mr. Rodnyansky to terminate the arbitration proceedings described above. The transaction is expected to close by the end of the second quarter of 2008. For additional information on the Framework Agreement and related transactions, see Part II, Item 8, Note 22 “Subsequent Events – Ukraine”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Class A Common Stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol “CETV”.

On February 26, 2008 the last reported sales price for shares of Class A Common Stock was US$ 97.30.

The following table sets forth the high and low sales prices for shares of Class A Common Stock for each quarterly period during the last two fiscal years.

Price Period	High (US$ / Share)	Low (US$ / Share)

2007
Fourth Quarter	123.49	93.36
Third Quarter	100.85	76.91
Second Quarter	100.74	86.85
First Quarter	88.92	70.95

2006
Fourth Quarter	77.69	67.50
Third Quarter	68.47	53.62
Second Quarter	71.35	52.90
First Quarter	71.87	56.73

At February 13, 2008, there were 179 holders of record (including brokerage firms and other nominees) of shares of Class A Common Stock and 1 holder of record of shares of Class B Common Stock.  There is no public market for shares of Class B Common Stock.  Each share of Class B Common Stock has 10 votes.

4,500,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Item 8, Note 16, “Stock-Based Compensation”).

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of Common Stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2007.

PERFORMANCE GRAPH

The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A Common Stock against the total cumulative total return of the Nasdaq Composite Index and the Dow Jones World Broadcasting Index between December 31, 2003 and December 31, 2007.

Value of US$ 100 invested at December 31, 2003 as of December 31, 2007:

Central European Media Enterprises Ltd.	$670.40
NASDAQ Composite Index	$150.37
Dow Jones World Broadcasting Index (1)	$132.39

 (1) This index includes 69 companies, many of which are non-U.S. based. Accordingly, the Company believes that the inclusion of this index is useful in understanding the stock performance of the Company compared to companies in the television broadcast and cable industry.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2007.  The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We have derived the consolidated statements of operations  data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and December 31, 2006 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2007	2006	2005 (2)	2004	2003
	(US$ 000’s, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$839,991	$603,115	$400,978	$182,339	$124,978
Operating income / (loss)	206,044	140,674	52,196	18,671	(4,410)
Net income / (loss) from continuing operations	88,568	25,287	42,835	15,938	(24,201)
(Loss) / income on discontinued operations (1)	-	(4,863)	(513)	2,524	370,213
Net income	$88,568	$20,424	$42,322	$18,462	$346,012

PER SHARE DATA:
Net income / (loss) per common share from:
Continuing operations – basic	$2.14	$0.63	$1.24	$0.57	$(0.91)
Continuing operations – diluted	2.12	0.62	1.21	0.55	(0.91)
Discontinued operations – basic	-	(0.12)	(0.01)	0.09	13.97
Discontinued operations – diluted	-	(0.12)	(0.01)	0.09	13.97
Net income / (loss) – basic	2.14	0.51	1.22	0.66	13.06
Net income / (loss) – diluted	$2.12	$0.50	$1.19	$0.63	$13.06
Weighted average common shares used in computing per share amounts (000’s)
Basic	41,384	40,027	34,664	27,871	26,492
Diluted	41,833	40,600	35,430	29,100	26,492

CONSOLIDATED BALANCE SHEET DATA:
Current assets	$529,824	$413,616	$286,926	$265,049	$266,891
Non-current assets	1,808,611	1,405,384	1,101,924	179,590	101,861
Total assets	$2,338,435	$1,819,000	$1,388,850	$444,639	$368,752
Current liabilities	232,770	182,961	206,961	109,745	71,116
Non-current liabilities	682,703	574,084	488,099	18,965	23,118
Minority interests	23,155	26,189	13,237	4,861	994
Shareholders’ equity	1,399,807	1,035,766	680,553	311,068	273,524
Total liabilities and shareholders’ equity	$2,338,435	$1,819,000	$1,388,850	$444,639	$368,752

(1) In 2003 we sold our 93.2% participation interest in CNTS, our former Czech Republic operating company, to PPF, a.s. Our financial statements present our former operations in the Czech Republic as discontinued operations for all periods.
(2) The Consolidated Balance Sheet and Consolidated Statements of Operations reflect the effect of our acquisition of the TV NOVA (Czech Republic) group in May 2005.

Seasonality

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year, which includes the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the sections entitled “Forward-looking Statements” and “Risk Factors” in Part I, Item 1.

Contents

l.	Executive Summary

ll.	General Market Information

Ill.	Analysis of Segment Results

IV.	Analysis of the Results of Consolidated Operations

V.	Liquidity and Capital Resources

Vl.	Critical Accounting Policies and Estimates

Vll.	Related Party Matters

l.  Executive Summary

CME’s Year in Review

The principal events of 2007 include:

•
Acquisitions: On July 13, 2007, we acquired an additional 20.0% interest in Markiza for aggregate consideration of SKK 1.9 billion (approximately US$ 78.5 million) and now own 100.0% of our Slovak Republic operations. On May 16, 2007, we acquired an additional 20.0% of Media Vision and on June 1, 2007 we acquired an additional 5.0% of Pro TV and MPI for aggregate consideration of US$ 51.6 million.

•
Bank Facilities: On August 22, 2007, we entered into a new facility with EBRD in the amount of EUR 50.0 million, while at the same time reducing the interest payable on our existing EUR 100.0 facility to EURIBOR plus 1.625% from the previous EURIBOR plus 2.75% (see V(c) “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements”).

•
Shareholder Investment: On August 30, 2007, we issued 1,275,227 unregistered shares of our Class A Common Stock to Igor Kolomoisky for net cash consideration of US$ 109.9 million.  In connection with this investment, Mr. Kolomoisky was appointed to our Board of Directors.

•
Ukrainian Operations: On August 30, 2007 we completed the registration of a 42% direct ownership interest in Studio 1+1  via a Ukrainian subsidiary company, thereby securing control over the Studio 1+1 broadcasting licenses. In addition, on January 31, 2008 we entered into a series of agreements with our partners in the Studio 1+1 Group to purchase an additional 30% interest in the Studio 1+1 Group. The transaction is expected to close by the end of the second quarter of 2008 (see Item 8, Note 22 “Subsequent Events – Ukraine”).

•
New Channels: We continued to implement our multi-channel strategy for each of our markets by launching NOVA CINEMA in the Czech Republic in December 2007. We also re-launched TV SPORT (acquired in March 2007) in Romania as SPORT.RO in April 2007 and acquired MTV ROMANIA in December 2007, bringing the total number of our Romanian channels to six (see Part I, Item 1 “Business - Operations by Country”).

•
Senior Notes Offering and Redemption: On May 16, 2007 we redeemed our floating rate senior notes due May 2012 and issued floating rate senior notes due May 2014 in the aggregate principal amount of EUR 150.0 million, which bear interest at six-month EURIBOR plus 1.625% (see Item 8, Note 7 “Senior Notes”).

•	Debt Ratings: On September 10, 2007, Standard & Poor’s upgraded our corporate credit rating from BB- to BB.

•	Management Appointment: On October 17, 2007, we appointed Adrian Sarbu, general director of our Romanian operations, as our Chief Operating Officer.

Future Trends

CME Strategy: We believe over the medium term that we will see higher levels of GDP growth as well as general advertising and television advertising spending growth in our markets than in Western European or U.S. markets. The largest portion of advertising spending in our markets is on television advertising and it makes up a larger proportion than in Western European or U.S. markets. We expect this trend to continue for the foreseeable future. We believe the fastest growth in television advertising in our markets will continue to be in Ukraine and Romania, our markets with the largest populations and, currently, the lowest levels of television advertising spending per capita.

The large audience share that we enjoy in most of our markets is due both to the commercial strength of our channels and to the constraints on bandwidth that limit the number of free-to-air broadcasters in our markets. The only markets where we currently face significant competition from other distribution platforms are Romania and Slovenia, where cable penetration exceeds 50% of television households.

As our markets mature, we anticipate more intense competition for audience share and advertising spending from other incumbent terrestrial broadcasters and from cable, satellite and digital terrestrial broadcasters as the coverage of these technologies grows. The impact on our advertising share will be less significant due to the small audience rating each individual channel can attract. The advent of digital terrestrial broadcasting as well as the introduction of alternative distribution platforms for content (including additional DTH services, the internet, Internet Protocol TV, mobile television and video-on-demand services) will cause audience fragmentation and change the competitive dynamics of our operating countries in the medium term.

We believe that our leading position in our operating countries and the strength of our existing brands place us in a solid position to manage increased competition and to launch new niche channels as these new technologies develop.  In the near term we intend to continue to pursue further improvements in the performance of our existing operations in order to maximize the potential for organic growth in our existing businesses.

Our priorities in this regard include:

•	completing the buyout of our partners in the Studio 1+1 Group and restructuring our Ukraine operations in order to secure consistent performance and a leading position in the Ukrainian market;

•	ensuring that our leading position in our operating countries is secured during the transition to digital terrestrial broadcasting and the anticipated growth of DTH offerings;

•	launching or acquiring additional channels in our markets in order to expand our offerings, target niche audiences and increase our advertising inventory;

•	improving margins by leveraging expertise from our best-performing operations;

•	expanding our capabilities in production and the development of local content; and

•	achieving cash break even in our Croatia operations by the fourth quarter of 2008.

In addition, we continue to review opportunities to develop our business and expand our footprint through strategic acquisitions, the adoption and implementation of new technologies and expansion into additional markets in Central and Eastern Europe. Internet broadband penetration is low in all of our markets in comparison to Western European and U.S. markets. As the GDP per capita of our markets grows over the medium term, we anticipate broadband penetration will increase significantly and will foster the development of significant new opportunities for generating advertising and other revenues. We believe that the strength of our brands, our news programming and locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop. We intend to continue our program of investment into our non-broadcast activities in order to develop offerings and launch services on the internet and mobile platforms that complement our broadcast offerings and generate revenues.

Digital Terrestrial Broadcasting: The transition from analog to digital terrestrial broadcasting is beginning to accelerate in our markets.  While the approach being applied is not uniform, there are certain steps that each jurisdiction appears to be following.  Typically, legislation governing the transition to digital is adopted which addresses the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters.

The TTP will typically include the following: the timeline and final switchover date, time allowances for the phases of the transition, allocation of frequencies for digital broadcasting and other digital services, methods for calculating digital terrestrial signal coverage and penetration of set top boxes, parameters for determining whether the conditions for switchover have been satisfied for any phase, the technical specifications for broadcasting standards to be utilized, technical restrictions on parallel broadcasting in analog and terrestrial during the transition phase.

Of our markets, the Czech Republic, the Slovak Republic and Slovenia are the furthest along in the transition to digital.  All three have adopted new legislation or amendments to existing legislation.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license, although broadcasters in a specific jurisdiction may be required to formally file an application in order for such a digital license to be issued.

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2012, when the current licenses of POP TV and KANAL A expire.  TV NOVA (Czech Republic) is also entitled to receive a digital license under recent amendments to the Czech Republic Media Law. The receipt of this license is subject to CET 21 agreeing to the switchover plan under the TTP, which is still under negotiation (see Part I, Item 1, “Business, Operations by Country – Czech Republic”).  In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of negotiations with respect to the TTP.

Draft legislation governing the transition to digital is under discussion in Romania and Croatia.  We anticipate that legislation will be adopted during 2008 that will address digital licensing and the TTP for each market in a comprehensive way.  We expect that all of our channels will receive digital licenses in these markets.

The Ukrainian governmental authorities have issued generic legislation in respect of the transition to digital. In addition, the Ukraine Media Council has recently issued decisions confirming that STUDIO 1+1 would be included in one of the multiplexes to be launched in connection with the transition to digital broadcasting. No additional decisions specifically addressing the licensing regime have been issued. Moreover the Ukraine Media Council has also recently suspended a tender announced in December 2007 for licenses to additional digital frequencies that will be made available for niche channels in the switchover to digital.  However, there have been no discussions or indication that a TTP is being adopted or currently contemplated in Ukraine.

We intend to apply for and obtain digital licenses that are issued in replacement of analog licenses in our operating countries and to apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent.

ll.  General Market Information

Emerging Markets

Our revenue generating operations are in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.  These emerging economies have adopted Western-style democratic forms of government within the last twenty years and have political systems, legal systems, systems of corporate governance and business practices that continue to evolve.  The lower level of development and experience in these areas within our markets, by comparison with certain other Central and Eastern European markets and with most Western European markets, increases the relative level of our business risk.

One indicator of the rate of development and the relative level of business risk associated with economic development in a particular market is such market’s Coface rating, which is an assessment of the relative risk of payment default in such market taking into account local business, financial and political factors.  The table below indicates the Coface rating for each country in which we operate.  For purposes of comparison with other Central and Eastern European markets and selected Western European markets, the United States and the United Kingdom were both ranked A1 in 2007, Greece and Italy were ranked A2, Hungary and Poland were ranked A3 and Russia and Turkey were ranked B.

Country	2007 Rating	Details of 2007 Rating	2006 Rating	2005 Rating	2004 Rating
Croatia	A4	A somewhat shaky political and economic outlook and a relatively volatile business environment can affect corporate payment behavior. Corporate default probability is still acceptable on average.	A4	A4	A4
Czech Republic	A2	The political and economic situation is good. A basically stable and efficient business environment nonetheless leaves room for improvement. Corporate default probability is low on average.	A2	A2	A2
Romania	A4	A somewhat shaky political and economic outlook and a relatively volatile business environment can affect corporate payment behavior. Corporate default probability is still acceptable on average.	A4	A4	B
Slovak Republic	A3
Changes in generally good but somewhat volatile political and economic environment can affect corporate payment behavior.  A basically secure business environment can nonetheless give rise to occasional difficulties for companies.  Corporate default probability is quite acceptable on average.
			A3	A3	A3
Slovenia	A1	The political and economic situation is very good. A quality business environment has a positive influence on corporate payment behavior. Corporate default probability is very low on average.	A1	A2	A2
Ukraine	C
A very uncertain political and economic outlook and a business environment with many troublesome weaknesses can have a significant impact on corporate payment behavior.  Corporate default probability is high.
			C	C	C
Source:  Coface USA.

European Union Accession

The Czech Republic, the Slovak Republic and Slovenia acceded to the EU in May 2004, and Romania acceded in January 2007.  Croatia is currently in accession negotiations.  Accession to the EU brings certain positive developments.  All countries joining the EU become subject to EU legislation and we believe that the ongoing progress towards EU entry reduces the political and economic risks of operating in the emerging markets of Central and Eastern Europe.  The reduction in political risk factors may encourage increased foreign investment that will support economic growth.  Accession to the EU may also bring certain negative developments.  The adoption of EU compliant legislation in connection with accession may result in the introduction of new standards affecting industry and employment, and compliance with such new standards may require increased spending.

Television Advertising Markets

We derive almost all of our revenue from the sale of television advertising, most of which is sold through media houses and independent agencies.  Like other television operators, we experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (July and August) and highest during the fourth quarter of each calendar year.  For the year ended December 31, 2007, 90% of our Net Revenues came from the sale of television advertising.

The per capita GDP in our markets is lower than that of Western markets.  As a result of the lower GDP and weaker domestic consumption, total advertising spending and, consequently, television advertising spending per capita, tends to be lower than in Western markets.  However, as a result of television being commercialized in our markets at the same time as other media, television advertising spending tends to account for a higher proportion of total advertising spending compared to Western markets, where newspapers and magazines and radio were established as advertising media well before the advent of television advertising.

Country	Population (in millions) (1)	Per Capita GDP 2007 (1)	Total Advertising Spending per Capita 2007 (US$) (2)	Total Advertising Spending as a % of GDP 2007 (2)	TV Advertising Spending per Capita (US$) (2)	TV Advertising Spending as a % of Total Advertising Spending (2)
Croatia	4.6	$11,272	$72.1	0.64%	$31.6	44%
Czech Republic	10.2	$17,061	$79.8	0.47%	$38.3	48%
Romania	20.2	$8,094	$28.5	0.35%	$18.7	65%
Slovak Republic	5.4	$13,896	$68.4	0.49%	$31.4	46%
Slovenia	2.0	$23,000	$77.8	0.34%	$45.2	58%
Ukraine	46.4	$2,943	$18.2	0.62%	$8.5	47%
(1)	Source: Global Insight Country Analysis, except for Romania’s population, which is a CME estimate.
(2)	Source: CME estimates.

For purposes of comparison, the following table shows the advertising market statistics for certain other Central and Eastern European markets and selected Western markets.

Country	Population (in millions) (1)	Per Capita GDP 2007 (1)	Total Advertising Spending per Capita 2007 (US$) (2)	Total Advertising Spending as a % of GDP 2007 (2)	TV Advertising Spending per Capita (US$) (2)	TV Advertising Spending as a % of Total Advertising Spending (2)
Greece	11.2	$27,941	$269.0	0.96%	$85.3	32%
Hungary	10.0	$13,695	$85.2	0.62%	$34.2	40%
Italy	59.4	$35,534	$170.8	0.48%	$90.8	53%
Poland	38.1	$11,029	$54.9	0.50%	$28.7	52%
Russia	142.5	$8,712	$59.4	0.68%	$29.9	50%
Turkey	75.1	$6,550	$33.7	0.51%	$18.1	54%
UK	61.0	$45,511	$339.7	0.75%	$89.7	26%
USA	302.8	$45,716	$532.7	1.17%	$193.9	36%
(1)	Source: Global Insight Country Analysis.
(2)	Source: CME estimates based on information from Zenith Optimedia (October 2007).

There is no objective source for reliable information on the size of television advertising spending in our markets.  The following table sets out our current estimates of the development of television advertising spending by market (in US$ millions).

Country	2003	2004	2005	2006	2007
Croatia	*	$ 110 - $ 120	$ 115 – $ 125	$ 120 - $ 130	$ 140 - $ 150
Czech Republic	*	$ 260 – $ 270	$ 285 – $ 295	$ 310 – $ 320	$ 390 – $ 400
Romania	$ 85 - $ 95	$ 110 – $ 120	$ 165 – $ 175	$ 235 – $ 245	$ 375 – $ 385
Slovak Republic	$ 60 - $ 70	$ 80 - $ 90	$ 90 – $ 100	$ 105 – $ 115	$ 165 – $ 170
Slovenia	$ 45 - $ 55	$ 55 – $ 65	$ 60 - $ 70	$ 70 - $ 80	$ 85 – $ 90
Ukraine (1)	$ 100 - $ 115	$ 140 - $ 150	$ 220 - $ 230	$ 290 - $ 300	$ 390 - $ 400
Market sizes are quoted at average dollar exchange rates throughout each year.
* Data unavailable
(1) Excludes political advertising and sponsorship

The following table sets out our current estimates of the local functional currency growth of television advertising spending by market.

Country	2003	2004	2005	2006	2007
Croatia	*	*	(1 - 3%)	2 - 5%	4 - 7%
Czech Republic	*	*	3 – 5%	0 - 1%	8 – 12%
Romania	45 - 55%	20 - 30%	25 - 35%	30 – 40%	50 - 60%
Slovak Republic	16 - 18%	14 - 16%	8 - 10%	5 - 7%	25 - 30%
Slovenia	(11 - 13%)	8 - 11%	9 - 11%	9 - 11%	8 - 10%
Ukraine (1)	20 - 30%	25 - 35%	45 - 55%	25 - 35%	25 - 35%
* Data unavailable
(1) Excludes political advertising and sponsorship

Television Advertising Sales

Pricing. In the countries in which we operate, advertisers tend to allocate their television advertising budgets among channels based on each channel’s audience share, audience demographic profile and pricing policy.  We generally offer two different bases of pricing to our advertising customers.  The first basis is cost per gross rating point (“GRP”).  A GRP represents the percentage of audience (from the population over the age of four) reached by a television advertisement and the number of GRPs achieved for a defined time period is the product of the proportion of that total viewing population watching that television advertisement and the frequency that it is viewed (as measured by international measurement agencies using peoplemeters).  The second basis is rate-card pricing, which reflects the timing and duration of an advertisement.  Whether advertising is sold on a GRP basis or a rate-card basis depends on the dynamics of a particular market and our relative audience share.

Advertising priced on a cost per GRP basis allows an advertiser to specify the number of GRPs that it wants to achieve with an advertisement within a defined period of time.  We schedule the timing of the airing of the advertisements during such defined period of time in a manner that enables us both to meet the advertiser’s GRP target and to maximize the use and profitability of our available advertising programming time.  The price per GRP package varies depending on the demographic group that the advertisement is targeting, the flexibility given to us by advertisers in scheduling their advertisements and the rebates offered by us to advertising agencies and their clients.  GRP package sales generally allow for better inventory control than rate-card pricing and optimize the net price per GRP achieved.

Advertising priced on a rate-card basis is applied to advertisements scheduled at a specific time.  Consistent with industry practice, we provide an incentive rebate on rate-card prices to a number of advertising agencies and their clients.  We recognize our advertising revenue at the time the relevant advertisement is broadcast net of rebates.

The majority of our advertising customers commit to annual minimum spending levels.  We usually schedule specific advertisements one month in advance of their broadcasting.  Prices paid by advertisers, whether they purchase advertising time on a GRP package or rate-card basis, tend to be higher during peak viewing months, particularly during the fourth quarter, than during off-peak months such as July and August.

Audience Share and Ratings. When describing relative performance against other competitors in attracting audience we refer to “ratings”, which represents the number of people watching a channel as a proportion of the total population, and “audience share”, which represents the share attracted by a channel as a proportion of the total audience watching television. For 2007 and 2006, we have calculated audience share by dividing the ratings generated by a given broadcaster during a particular period by the ratings generated by the audience as a whole.   In previous years we calculated audience share by averaging the relevant underlying months’ audience shares. The effect of changing the method of calculation was not significant in any period presented. Audience share and ratings information is available for many differently defined audience groups, for example target audiences, and for timeframes such as all-day or prime-time. In this document we provide in tabular form national all day and prime time audience share and ratings information on a 4+ (all audience) basis. We also provide share information in respect of groups targeted by specific channels.

Spot and Non-Spot Revenues. For the purposes of our management’s discussion and analysis of financial condition and results of operations, total television advertising revenue net of rebates is referred to as “spot revenues”.  “Non-spot revenues” refers to all other revenues, including those from sponsorship, game shows, program sales, short message service (“SMS”) messaging, cable subscriptions and barter transactions.  The total of spot revenues and non-spot revenues is equal to Segment Net Revenues.

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

III.  Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  We also consider how much of our total revenues and earnings are derived from our broadcast and non-broadcast operations.  Our business segments are comprised of Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and two Ukrainian segments.

We evaluate the performance of our business segments based on Segment Net Revenues and Segment EBITDA.  Segment Net Revenues and Segment EBITDA reflect 100% of the results of each operation, regardless of our ownership interest and include our operations in the Slovak Republic which were not consolidated prior to January 23, 2006.

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

Segment EBITDA is determined as segment net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our consolidated statement of operations;
•	stock-based compensation charges;
•	foreign currency exchange gains and losses;
•	change in fair value of derivatives; and
•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments of assets or investments, or gains on the sale of unconsolidated affiliates).

Segment EBITDA is not a term defined under U.S. GAAP, and Segment EBITDA may not be comparable to similar measures reported by other companies.  Non-U.S. GAAP measures should be evaluated in conjunction with, and are not a substitute for, U.S. GAAP financial measures.

We believe Segment EBITDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our stations.  Segment EBITDA is also used as a component in determining management bonuses.

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated results for the years ended December 31, 2007, 2006 and 2005 see Item 8, Note 18, “Segment Data”.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000's)
	2007	(1)	2006	(1)	2005	(1)
Segment Net Revenues
Croatia (NOVA TV)	$37,193	5%	$22,310	4%	$22,030	5%
Czech Republic (2)	279,237	33%	208,387	34%	154,010	33%
Romania (3)	215,402	26%	148,616	25%	103,321	22%
Slovak Republic (MARKIZA TV) (4)	110,539	13%	73,420	12%	64,266	14%
Slovenia (POP TV and KANAL A)	69,647	8%	54,534	9%	48,770	10%
Ukraine (STUDIO 1+1)	125,323	15%	96,413	16%	72,847	16%
Ukraine (KINO, CITI) (5)	2,650	0%	1,195	0%	-	-
Total Segment Net Revenues	$839,991	100%	$604,875	100%	$465,244	100%

Represented by:
Broadcast operations	$836,367	100%	$601,885	100%	$463,030	100%
Non-broadcast operations	3,624	0%	2,990	0%	2,214	0%
Total Segment Net Revenues	$839,991	100%	$604,875	100%	$465,244	100%

Segment EBITDA
Croatia (NOVA TV)	$(13,882)	(4)%	$(14,413)	(7)%	$(15,866)	(10)%
Czech Republic (2)	156,496	49%	100,488	46%	71,544	45%
Romania (3)	93,075	29%	65,860	30%	43,803	28%
Slovak Republic (MARKIZA TV) (4)	41,532	13%	20,805	10%	17,240	11%
Slovenia (POP TV and KANAL A)	22,767	7%	19,842	9%	19,337	12%
Ukraine (STUDIO 1+1)	27,000	8%	29,973	14%	21,803	14%
Ukraine (KINO, CITI) (5)	(7,293)	(2)%	(3,713)	(2)%	-	-
Total Segment EBITDA	$319,695	100%	$218,842	100%	$157,861	100%

Represented by:
Broadcast operations	$323,573	101%	$219,128	100%	$157,520	100%
Non-broadcast operations	(3,878)	(1)%	(286)	0%	341	0%
Total Segment EBITDA	$319,695	100%	$218,842	100%	$157,861	100%

Segment EBITDA Margin (6)	38%		36%		34%
(1)	Percentage of Total Segment Net Revenues / Total Segment EBITDA.
(2)	We acquired our Czech Republic operations (TV NOVA) in May 2005 and GALAXIE SPORT in September 2005. We launched NOVA CINEMA in December 2007.
(3)
Romanian networks are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the year ended December 31, 2007 and PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL for the years ended December 31, 2006 and 2005.

(4)	Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(5)	We acquired our Ukraine (KINO, CITI) operations on January 11, 2006.
(6)	We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenues.

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) CROATIA

Market Background:  We estimate that the television advertising market in Croatia grew approximately 4% to 7% in local currency in 2007.  We expect the television advertising market to show growth in the range of 6% to 8% during 2008.

In 2007, the national all day audience share for NOVA TV (Croatia) was 18.7%, compared to 15.3% for 2006.  Our main competitors are the two channels operated by the public broadcaster, HRT1 and HRT2, with national all day audience shares for 2007 of 25.9% and 17.5%, respectively, and privately owned broadcaster RTL, with a national all day audience share in 2007 of 28.4%.

The average prime time ratings for NOVA TV (Croatia) were stable at 7.3% between 2007 and 2006, while total prime time ratings in the market declined from 43.3% in 2006 to 36.8% in 2007.  Prime time audience share for NOVA TV (Croatia) grew from 17.1% in 2006 to 19.7% in 2007.

During the three months ended December 31, 2007, the prime time audience share of TV NOVA (Croatia) increased to 19.4% from 18.3% in the same period in 2006. The prime time audience share of HRT1 fell from 33.2% to 23.7% in the same periods; RTL increased from 28.1% to 33.1%, and HRT2 increased from 14.6% to 16.6%.

In July 2005 we initiated a multi-year investment plan to develop our transmission infrastructure and improve the quality of our programming, particularly locally produced content, in order to secure a larger audience share and increased revenues.  We expect that Segment EBITDA will break even during the fourth quarter of 2008.

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement

Spot revenues	$29,675	$16,442	80.5%	$16,442	$15,954	3.1%
Non-spot revenues	7,518	5,868	28.1%	5,868	6,076	(3.4)%
Segment Net Revenues	$37,193	$22,310	66.7%	$22,310	$22,030	1.3%

Represented by
Broadcast operations	$36,901	$22,298	65.5%	$22,298	$22,030	1.2%
Non-broadcast operations	292	12	2,333.3%	12	-	-
Segment Net Revenues	$37,193	$22,310	66.7%	$22,310	$22,030	1.3%

Segment EBITDA	$(13,882)	$(14,413)	3.7%	$(14,413)	$(15,866)	9.2%

Represented by
Broadcast operations	$(13,814)	$(14,302)	3.4%	$(14,302)	$(15,866)	9.9%
Non-broadcast operations	(68)	(111)	38.7%	(111)	-	-
Segment EBITDA	$(13,882)	$(14,413)	3.7%	$(14,413)	$(15,866)	9.2%

Segment EBITDA Margin	(37)%	(65)%	28%	(65)%	(72)%	7%

•
Segment Net Revenues for the year ended December 31, 2007 increased by 67%, compared to 2006.  In local currency, Segment Net Revenues grew by 52%.  Spot revenues increased by 81% in 2007 compared to 2006 due to our stronger ratings improving our position in the market, which supported the sale of significantly higher volumes of GRPs at increased prices. Non-spot revenues increased by 28% in 2007 compared to 2006, primarily due to increased sponsorships and the revenue arising from “Nova Lova” (“Call TV”). A blog site operated by Internet Dnevnik, which we acquired on June 7, 2007, contributed more than half of non-broadcast revenues.  The strengthening of the Croatian Kuna against the dollar also contributed significantly to the increase in revenues.

Segment Net Revenues for the year ended December 31, 2006 were 1% higher compared to the year ended December 31, 2005. In local currency, Segment Net Revenues also grew by 1%.  The increase in revenue was attributable to increased spot sales.  Spot revenues increased by 3%  in 2006 compared to 2005, driven principally by price increases, which offset a decrease in volume of GRPs sold.

•	Segment EBITDA losses for the year ended December 31, 2007 fell by 4% compared to the year ended December 31, 2006. In local currency, Segment EBITDA losses fell by 12%.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2007 increased by 39% compared to 2006.  Cost of programming grew by 50% as a result of continued investment in high-quality programming to improve performance. Programming syndication grew by 46% and production expenses showed an increase of 57% due to the broadcast of popular locally produced content, such as the entertainment show ‘Nad Lipom 35’ (‘35 Lime Street’), the crime investigation series  ‘Istraga’ (‘Investigation’), the entertainment show ‘Vecernja Skola’ (‘Evening School’) and the investigation magazine show ‘Provjereno’ (‘Testified’). Other operating costs increased by 20%, primarily due to staff bonuses awarded due to significant improvement in results. Selling, general and administrative expenses increased by 29%. The movement of the Croatian Kuna against the dollar in 2007 also added significantly to the increase in costs in 2007 when expressed in dollars.

Segment EBITDA for the year ended December 31, 2006 increased by 9% compared to the year ended December 31, 2005. In local currency, Segment EBITDA losses fell by 11%.

Costs charged in arriving at Segment EBITDA for 2006 decreased by 3% compared to the year ended December 31, 2005 due to an increase of 6% in the cost of programming, a decrease in other operating costs of 12% and a decrease in selling, general and administrative costs of 15%.

(B) CZECH REPUBLIC

Market Background:  We acquired our Czech Republic operations on May 2, 2005.  We estimate that the television advertising market in the Czech Republic grew by approximately 8% to 12% in local currency during 2007. We expect the television advertising market to show similar growth in 2008.

The national all day audience share of TV NOVA (Czech Republic) in 2007 was 39.6%, compared to 41.7% for 2006.  Our main competitors are the two channels operated by the public broadcaster, CT1 and CT2, with national all day audience shares for 2007 of 22.7% and 7.9%, respectively, and privately owned broadcaster TV Prima, with a national all day audience share of 19.4%.

The average prime time ratings for TV NOVA (Czech Republic) in 2007 were 16.1%, compared to 17.4% for 2006, while total prime time ratings in the market declined from 39.1% in 2006 to 37.3% in 2007.

During the three months ended December 31, 2007, the national all day audience share of TV NOVA (Czech Republic) fell to 39.0% from 42.3% in the same period in 2006. The national all day share of TV Prima fell from 20.2% to 18.4%, while that of CT1 increased from 22.3% to 23.1%, and the share of CT2 fell from 7.7% to 7.3% in the same periods.

We implemented a new advertising sales strategy in the Czech Republic in 2006 based on our belief that growth in the television advertising market had been impeded in the past due to broadcasters focusing on obtaining an increased share of television advertising revenues rather than fostering market growth by focusing on maximizing value received from the sale of GRPs.  The focus of the TV Nova (Czech Republic) group following our acquisition has been on the development of revenues through a more sophisticated pricing policy.  The TV Nova (Czech Republic) group’s revenues declined initially in 2006 on a comparable year-on-year basis.  However, we have seen our pricing policies lead to significantly higher revenues in 2007.

CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005 (1)	Movement

Spot revenues	$254,545	$181,965	39.9%	$181,965	$133,250	36.6%
Non-spot revenues	24,692	26,422	(6.5)%	26,422	20,760	27.3%
Segment Net Revenues	$279,237	$208,387	34.0%	$208,387	$154,010	35.3%

Represented by
Broadcast operations	$278,785	$207,671	34.2%	$207,671	$153,626	35.2%
Non-broadcast operations	452	716	(36.9)%	716	384	86.5%
Segment Net Revenues	$279,237	$208,387	34.0%	$208,387	$154,010	35.3%

Segment EBITDA	$156,496	$100,488	55.7%	$100,488	$71,544	40.5%

Represented by
Broadcast operations	$157,362	$100,724	56.2%	$100,724	$71,742	40.4%
Non-broadcast operations	(866)	(236)	(266.9)%	(236)	(198)	(19.2)%
Segment EBITDA	$156,496	$100,488	55.7%	$100,488	$71,544	40.5%

Segment EBITDA Margin	56%	48%	8%	48%	46%	2%

(1) 2005 results are presented from the acquisition of TV NOVA (Czech Republic) on May 2, 2005.

•
Segment Net Revenue for the year ended December 31, 2007 increased by 34% compared to the year ended December 31, 2006.  In local currency, Segment Net Revenues increased by 19%. Spot revenues increased by 40% in 2007 compared to 2006 and non-spot revenue revenues fell by 7% in the same period.  The increase in spot revenues was driven by price increases and by increased numbers of GRPs sold. The decrease in non-spot revenues was primarily due to lower telephone-based services revenues in a subsidiary that was sold in November 2007.

Segment Net Revenues for the year ended December 31, 2006 were US$ 208.4 million compared to US$ 154.0 million for the period from acquisition to December 31, 2005.  We acquired the TV Nova (Czech Republic) group on May 2, 2005 and accordingly our results of operations for the year ended December 31, 2005 reflect our ownership from that date.  Based on management estimates, we believe that Segment Net Revenues for the year ended December 31, 2005, including the period prior to our ownership through May 1, 2005, were approximately US$ 235.0 million.  This decrease in Segment Net Revenues can be primarily attributed to the initial reaction of advertisers to the implementation of our new sales policy, which led to a decrease in the number of GRPs sold.

•
Segment EBITDA for the year ended December 31, 2007 increased by 56% compared to the year ended December 31, 2006, resulting in an EBITDA margin of 56% compared to 48% in 2006. In local currency, Segment EBITDA increased by 38%.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2007 increased by 14% compared to the year ended December 31, 2006 reflecting the effective implementation of cost of controls.  Cost of programming grew by 16% due to the increased cost per hour of programming driven by market-wide competition. Production costs grew by 5% compared to the year ended December 31, 2006. Other operating costs increased by 16%, primarily due to higher salary costs and performance-related bonuses.  Selling, general and administrative expenses increased by 5%.

Segment EBITDA for the year ended December 31, 2006 was 41% higher compared to the period from acquisition to December 31, 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by 31% compared to the period from acquisition to December 31, 2005, due to increased salary costs, programming syndication and broadcast operating expenses.

 (C) ROMANIA

Market Background:  We estimate that the television advertising market grew by approximately 50% to 60% in dollars during 2007.  We expect the television advertising market to show continued growth in the range of 20% to 30% in local currency in 2008.

The combined national all day audience share of our PRO TV, ACASA and PRO CINEMA was 22.1% in 2007 compared to 24.4% in 2006.  SPORT.RO had a national all day audience share of 1.9%.  MTV ROMANIA, which we acquired on December 12, 2007, had a national all day audience share of 0.4%.   Our main competitors are the two channels operated by the public broadcaster, TVR1 and TVR2, with national all day audience shares in 2007 of 11.8% and 4.5%, respectively, and privately owned broadcaster Antena 1, with a national all day audience share of 11.3%.

The combined average prime time ratings of PRO TV, ACASA and PRO CINEMA in 2007 was 8.6%, compared to 10.3% for 2006. SPORT.RO had a prime time rating of 0.5% in 2007. Total prime time ratings in the market declined from 39.2% in 2006 to 36.6% in 2007.

During the three months ended December 31, 2007, the combined prime time audience share of PRO TV, ACASA and PRO CINEMA fell to 24.0% from 25.3% in the same period in 2006. The prime time audience share of TVR 1 fell from 17.8% to 12.4% in the same period and the share of Antena 1 fell from 15.9% to 12.4%.

The functional currency for our Romanian operations in 2007 was the dollar.

ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement

Spot revenues	$202,414	$140,242	44.3%	$140,242	$97,915	43.2%
Non-spot revenues	12,988	8,374	55.1%	8,374	5,406	54.9%
Segment Net Revenues	$215,402	$148,616	44.9%	$148,616	$103,321	43.8%

Represented by
Broadcast operations	$214,976	$148,616	44.7%	$148,616	$103,321	43.8%
Non-broadcast operations	426	-	-	-	-	-
Segment Net Revenues	$215,402	$148,616	44.9%	$148,616	$103,321	43.8%

Segment EBITDA	$93,075	$65,860	41.3%	$65,860	$43,803	50.4%

Represented by
Broadcast operations	$93,585	$65,976	41.8%	$65,976	$43,803	50.6%
Non-broadcast operations	(510)	(116)	(339.7)%	(116)	-	-
Segment EBITDA	$93,075	$65,860	41.3%	$65,860	$43,803	50.4%

Segment EBITDA Margin	43%	44%	(1)%	44%	42%	2%

•
Segment Net Revenues for the year ended December 31, 2007 increased by 45%, compared to the year ended December 31, 2006.  Spot revenues increased by 44% and non-spot revenues increased by 55%.  The increase in spot revenues was driven by increases in the average revenue per rating point sold on our Romanian channels, which more than offset a decline in the volume of GRPs sold across the channels.  The increase in non-spot revenue was primarily due to increased cable tariff revenue. SPORT.RO contributed approximately US $7.3 million to Romania’s Segment Net Revenues for the year ended December 31, 2007.

Segment Net Revenues for the year ended December 31, 2006 increased by 44% compared to the year ended December 31, 2005.  Spot revenues increased by 43%, and non-spot revenues increased by 55%.  The increase in spot revenues was driven by double-digit advertising rate growth in PRO TV, ACASA and PRO CINEMA and by an increase in the number of GRPs sold across these channels compared to 2005.  The increase in non-spot revenues was principally due to increased cable tariff revenue.

•	Segment EBITDA for the year ended December 31, 2007 increased by 41%, compared to the year ended December 31, 2006, resulting in an EBITDA margin of 43%, compared to 44% in 2006.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2007 increased by 48% compared to the year ended December 31, 2006.  Cost of programming grew 50%, reflecting increased investment to enable us to maintain our ratings in the face of increased competition. Production expenses increased by 54% as we invested more in local programming to expand the news and news-related content on PRO TV and ACASA.  Programming syndication increased by 46%, primarily driven by investment in the programming schedule and also including US$ 3.2 million of programming write-offs.  Other operating costs increased by 56%, primarily due to  increased salary costs as a result of the weakening of the dollar against the Romanian lei, the currency in which salaries are paid, annual pay rises and the increased headcount following the SPORT.RO acquisition.  Selling, general and administrative expenses increased by 26%, primarily due to increases in marketing and research costs, office running costs and consultancy fees.

Segment EBITDA for the year ended December 31, 2006 increased by 50% compared to the year ended December 31, 2005, resulting in an EBITDA margin of 44%, compared to 42% in 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by 39% compared to the year ended December 31, 2005.  Cost of programming grew by 62% due to an increase in production expenses of 75% which was partially due to the reallocation of the costs of production staff, and an increase in programming syndication of 52%.  Other operating costs decreased by 7%, mainly due to the reallocation of the costs of production staff.  Selling, general and administrative expenses increased by 34%, primarily due to increases in consultancy fees, office running costs and marketing and research costs.

 (D) SLOVAK REPUBLIC

Market Background:  We estimate that the television advertising market in the Slovak Republic grew by approximately 25% to 30% in local currency in 2007.  We anticipate that the television advertising market will show growth of 10% to 15% in 2008.

The National all day audience share for TV MARKIZA in 2007 was 35.4% compared to 33.6% in 2006.  Our principal competitor is the main channel operated by the public broadcaster, STV1, with a national all day audience share of 17.7% in 2007.  The national all day audience share of TV JOJ, the only other significant privately owned channel, was 15.8% in 2007.

The average prime time rating for TV MARKIZA for 2007 was 14.8% compared to 13.7% in 2006.  Total prime time ratings in the market fell from 38.1% in 2006 to 37.5 % in 2007.

During the three month period ended December 31, 2007, the prime time audience share of TV MARKIZA increased to 43.3%, from 41.0% in the same period in 2006. The prime time audience share of STV 1 fell from 18.7% to 17.0%, while TV JOJ’s audience share increased from 16.3% to 16.9% in the same period.

SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement

Spot revenues	$106,445	$69,336	53.5%	$69,336	$60,004	15.6%
Non-spot revenues	4,094	4,084	0.2%	4,084	4,262	(4.2)%
Segment Net Revenues	$110,539	$73,420	50.6%	$73,420	$64,266	14.2%

Represented by
Broadcast operations	$110,158	$73,266	50.4%	$73,266	$64,266	14.0%
Non-broadcast operations	381	154	147.4%	154	-	-
Segment Net Revenues	$110,539	$73,420	50.6%	$73,420	$64,266	14.2%

Segment EBITDA	$41,532	$20,805	99.6%	$20,805	$17,240	20.7%

Represented by
Broadcast operations	$41,957	$20,879	101.0%	$20,879	$17,240	21.1%
Non-broadcast operations	(425)	(74)	(474.3)%	(74)	-	-
Segment EBITDA	$41,532	$20,805	99.6%	$20,805	$17,240	20.7%

Segment EBITDA Margin	38%	28%	10%	28%	27%	1%

•
Segment Net Revenues for the year ended December 31, 2007 increased by 51% compared to the year ended December 31, 2006.  In local currency, Segment Net Revenues increased by 28%.  The increase in Segment Net Revenues was due to an increase of 54% in spot revenues while non-spot revenues were stable.  The majority of spot revenue growth was driven by price increases, with a modest increase in GRPs sold.

Segment Net Revenues for the year ended December 31, 2006 increased by 14% compared to the year ended December 31, 2005. In local currency, Segment Net Revenues increased by 5%.  The increase in Segment Net Revenues was due to an increase of 16% in spot revenues partially offset by a decline of 4% in non-spot revenues. Both the volume of advertising spots sold by TV MARKIZA and the average revenue per spot increased compared to 2005.  Non-spot revenues for the year ended December 31, 2006 fell by 4% compared to the year ended December 31, 2005, due to lower revenues from sales of Markiza magazine, increased competition, and the impact of significant telephone voting sales related to the success of the reality show “The Family Mojsejovci” in 2005.

•
Segment EBITDA for the year ended December 31, 2007 increased by 100% compared to the year ended December 31, 2006, and the EBITDA margin increased from 28% in 2006 to 38% in 2007.  Local currency EBITDA increased by 56% in 2007 compared to 2006.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2007 increased by 31% compared to 2006. The cost of programming increased by 35% in 2007 compared to 2006, reflecting the level of competition for acquired programming and increased investment in local productrion. Other operating costs increased by 30% in 2007, compared with 10% in 2006, as a result of an increase in salaries and incentive bonus payments reflecting the station’s improved performance. Selling, general and administrative costs increased by 20% primarily as a result of increased office overheads, marketing, research and consultancy costs.

Segment EBITDA for the year ended December 31, 2006 increased by 21%, compared to 2005, and the EBITDA margin increased from 27% in 2005 to 28% in 2006.  Local currency EBITDA increased by 21% in 2006 compared to 2005.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by 12%, compared to 2005.  The cost of programming increased by 23%, due to an increase in the volume of higher cost local productions and write-off costs for an unsuccessful show.  Other operating costs increased by 10% primarily due to increased staff costs.  Selling, general and administrative expenses were lower by 9%, largely due to savings in taxes compared to 2005.

 (E) SLOVENIA

Market Background:  We estimate the television advertising market in Slovenia grew by approximately 8% to 10% in local currency during 2007.  We expect the television advertising market to show lower growth in 2008, in the range of 4% to 6%.

The combined national all day audience share of our two channels, POP TV and KANAL A, decreased from 37.5% in the year ended December 31, 2006 to 37.4% in 2007.  Our major competitors are the two channels operated by the public broadcaster, SL01 and SL02, with national all day audience shares in 2007 of 23.3% and 8.5%, respectively, and privately owned broadcaster TV3 (which was acquired by the Modern Times Group in 2006) with a national all day audience share in 2007 of 3.7%.

The combined average prime time ratings for our Slovenian channels for the year ended December 31, 2007 were 14.4%, in line with 2006.  Overall total prime time ratings in the market increased from 32.7% in 2006 to 33.5% in 2007.

During the three months ended December 31, 2007, our combined prime time audience share remained stable at 43.2% compared to the same period in 2006. The prime time audience share of SLO 1 grew to 27.8% from 26.8% in the same period; SLO 2 increased from 5.6% to 6.7%; and the prime time audience share of TV3 remained stable at 3.0%.

SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement

Spot revenues	$60,559	$50,682	19.5%	$50,682	$45,594	11.2%
Non-spot revenues	9,088	3,852	135.9%	3,852	3,176	21.3%
Segment Net Revenues	$69,647	$54,534	27.7%	$54,534	$48,770	11.8%

Represented by
Broadcast operations	$67,574	$52,426	28.9%	$52,426	$46,940	11.7%
Non-broadcast operations	2,073	2,108	(1.7)%	2,108	1,830	15.2%
Segment Net Revenues	$69,647	$54,534	27.7%	$54,534	$48,770	11.8%

Segment EBITDA	$22,767	$19,842	14.7%	$19,842	$19,337	2.6%

Represented by
Broadcast operations	$24,249	$19,518	24.2%	$19,518	$18,797	3.8%
Non-broadcast operations	(1,482)	324	(557.4)%	324	540	(40.0)%
Segment EBITDA	$22,767	$19,842	14.7%	$19,842	$19,337	2.6%

Segment EBITDA Margin	33%	36%	(3)%	36%	40%	(4)%

•	Segment Net Revenues for the year ended December 31, 2007 increased by 28% compared to the year ended December 31, 2006.

Spot revenues increased by 20% in the year ended December 31, 2007 compared to the year ended December 31, 2006, driven by double-digit price increases. In 2006 sponsorship was included in the spot revenues rather than non-spot revenues. Excluding the impact of this classification, the spot revenues would have increased by 26%. Non-spot revenues increased by 136% compared to the year ended December 31, 2006. Excluding the impact of the sponsorship reclassification, non-spot revenues increased by 50%, primarily driven by telephone voting and internet revenues.  Revenues were also positively affected by the Euro movement against the dollar following the introduction of the Euro in Slovenia.

Segment Net Revenues for the year ended December 31, 2006 increased by 12% compared to the year ended December 31, 2005.  In local currency, Segment Net Revenues increased by 10%.  Spot revenues increased by 11% in the year ended December 31, 2006 compared to the year ended December 31, 2005, as our operations benefited from a stronger ratings performance which led to an increase in GRPs sold across our two channels, particularly in the off-prime period.  The World Cup in June 2006 contributed US$ 0.9 million of this increase. The average revenue per thirty-second advertising spot was largely unchanged from 2005.  Non-spot revenues increased by 21% in the year ended December 31, 2006 compared to 2005 due to an increase in short message service (“SMS”) revenues, telesales and on-line related revenues.

•	Segment EBITDA for the year ended December 31, 2007 increased by 15% compared to the year ended December 31, 2006.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2007 increased by 35% compared to the year ended December 31, 2006.  Cost of programming increased by 42% due to investments in programming to maintain our leading position in the market in light of increased competition. Other operating costs increased by 25% due primarily to higher staff costs as a result of increased headcount. Selling, general and administrative expenses increased by 29% primarily due to higher marketing and research costs and broadcast equipment costs. Costs also increased due to the movement of the Euro against the dollar in 2007.

The fall in Segment EBITDA in our non-broadcast operations in the year ended December 31, 2007 compared to the year ended December 31, 2006, was the result of significant investment in our internet business unit during the year. This expenditure is expected to result in increased revenues for the Slovenia operations and synergy benefits in our non-broadcast operations across all our Segments in future periods.

Segment EBITDA for the year ended December 31, 2006 increased by 3% compared to the year ended December 31, 2005.  In local currency, Segment EBITDA increased by 1%.  EBITDA margin decreased from 40% in 2005 to 36% in 2006.

Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by 18%.  Cost of programming increased by 52%, due to the reallocation of the costs of production staff and the additional expense of airing more higher-cost local productions than in the prior year and the cost of showing the World Cup, which took place in June 2006.  Other operating costs decreased by 17%, partly due to the reallocation of costs of production staff, which was offset by higher bonus accruals and higher transmitter and associated maintenance costs.  Selling, general and administrative expenses increased by 11% compared to the year ended December 31, 2005 primarily due to higher marketing and promotion costs and higher office running costs.

 (F) UKRAINE (STUDIO 1+1)

Market Background:  We estimate that the television advertising market in Ukraine, where sales are denominated primarily in dollars, grew by approximately 25% to 35% in 2007 (excluding political advertising and sponsorship).  We expect the television advertising market to show similar growth in 2008.

STUDIO 1+1 had a national all day audience share of 16.1% for 2007 compared to 18.4% in 2006.  Our main competitors include Inter, with a national all day audience share in 2007 of 20.9%, Novy Kanal with 7.4%, ICTV with 6.9% and STB with 6.7%. The audience share of STUDIO 1+1 for 2006 reflected the outstanding success of a show called Ugly Betty, which ran in the first half of that year.  In 2007, our competitor Inter has taken significant share with another outstanding show, Tatiana’s Day, which will run through the first quarter of 2008.

The average prime time ratings for STUDIO 1+1 in 2007 were 6.3% compared to 8.4% in the same period in 2006. Total prime time ratings in the market decreased from 36.1% in 2006 to 34.6% in 2007.

During the three months ended December 31, 2007, the prime time audience share of STUDIO 1+1 declined to 19.6%, from 21.4% in the same period in 2006. Inter increased its prime time audience share to 28.2% from 22.8% in the same periods, ICTV’s prime time share was stable at 6.1%, and Novy Kanal fell to 6.9% from 8.3%.

Our independent sales house Video International Prioritet lost many of its broadcasting clients to its major rival InterReklama, which now has approximately 70% of available advertising inventory at its disposal for advertising clients. According to Video International, in order to cover the cash costs of financial guarantees to new and existing broadcasting clients, InterReklama discounted prices dramatically in the early part of 2007.  InterReklama has continued to exercise strong negotiating leverage with their significant broadcaster base. However, we saw a recovery in pricing during the last three quarters of 2007 from the heavy discounting in the first quarter.

Advertisers were cautious in spending their budgets in the second half of the year, due to continuing political uncertainties. However, the television advertising market showed a large increase in the third quarter as a result of the high volume of political advertising ahead of the parliamentary elections that took place on September 30, 2007.  In the fourth quarter of 2007 there was a general increase in demand, although important local advertisers, including mobile telephone operators, continued to exercise spending restraint due to the delay in the formation of a new government until the end of the year.

UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement

Spot revenues	$102,204	$86,042	18.8%	$86,042	$63,911	34.6%
Non-spot revenues	23,119	10,371	122.9%	10,371	8,936	16.1%
Segment Net Revenues	$125,323	$96,413	30.0%	$96,413	$72,847	32.3%

Represented by
Broadcast operations	$125,323	$96,413	30.0%	$96,413	$72,847	32.3%
Non-broadcast operations	-	-	-	-	-	-
Segment Net Revenues	$125,323	$96,413	30.0%	$96,413	$72,847	32.3%

Segment EBITDA	$27,000	$29,973	(9.9)%	$29,973	$21,803	37.5%

Represented by
Broadcast operations	$27,527	$30,045	(8.4)%	$30,045	$21,803	37.8%
Non-broadcast operations	(527)	(72)	(631.9)%	(72)	-	-
Segment EBITDA	$27,000	$29,973	(9.9)%	$29,973	$21,803	37.5%

Segment EBITDA Margin	22%	31%	(9)%	31%	30%	1%

•
Segment Net Revenues for the year ended December 31, 2007 increased by 30% compared to the year ended December 31, 2006. Spot revenues increased by 19% due to an estimated US$ 16.5 million of political advertising generated from the elections held on September 30, 2007.  This offset a slight decline in revenues due to a decrease in the volume of GRPs sold, reflecting the uncertainty in the advertising market ahead of the parliamentary elections and our ratings decline due to the poor performance of certain series on STUDIO 1+1 and increased competition from other broadcasters.   Non-spot revenues increased by 123% in 2007 compared to 2006 primarily due to the sale of surplus programming and increased sponsorship, as well as US$ 1.5 million of political advertising revenues.

Segment Net Revenues for the year ended December 31, 2006 increased by 32% compared to the year ended December 31, 2005.  Spot revenues increased by 35%, and non-spot revenues increased by 16%. The increase in spot revenues reflected the significant ongoing growth of the market.  The majority of the growth reflected significantly higher average revenue per thirty-second advertising spot, partially off set by a lower volume of spots sold.  Spot revenues included US$ 8.4 million of political advertising in advance of the March 26, 2006 parliamentary elections. We believe that some of this advertising replaced normal commercial activity but that the majority was incremental revenue. We also benefited from the extraordinary ratings success of the series ‘Ugly Betty’, which ran until July 2006.  Non-spot revenue increased by 16% for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to a significant rise in program sponsorship, which increased due to more active management.

•
Segment EBITDA for the year ended December 31, 2007 decreased by 10% compared to the year ended December 31, 2006, resulting in an EBITDA margin of 22% compared to an EBITDA margin of 31% in the year ended December 31, 2006.  Costs charged in arriving at Segment EBITDA for the year ended December 31, 2007 increased by 48% compared to the year ended December 31, 2006.  Cost of programming grew by 78%, one third of which is represented by US$ 10.4 million of value adjustments to program rights. The increase in the cost of programming reflects the continued price inflation for Russian programming, which drives strong ratings in the Ukrainian market, as well as increased investment in such programming to improve our programming schedule and boost ratings following disappointing ratings earlier in the year in comparison with unusually strong programming on Inter.  Other operating costs increased by 28% due to increased salary costs and increased broadcast operating expenses.  Selling, general and administrative expenses decreased by 30%, primarily due to reallocating withholding tax on programming acquisitions to cost of programming, which was partially offset by higher office running costs.

Segment EBITDA for the year ended December 31, 2006 increased by 37%, compared to the year ended December 31, 2005, resulting in an EBITDA margin of 31% compared to 30% in 2005.  Costs charged in arriving at Segment EBITDA for the year ended December 31, 2006 increased by 30% compared to the year ended December 31, 2005.  Cost of programming increased by 36% due to price inflation for Russian series, which are essential to maintaining strong ratings, as well as improvements to our programming schedule.  Other operating costs increased by 12%, primarily due to increases in staff costs as a result of the restructuring of independent contactor arrangements. Selling, general and administrative expenses increased by 36% in 2006 compared to 2005, mainly due to higher withholding tax payments on increased programming acquisitions, higher cost of facilities and additional management and professional costs compared with 2005.

 (G) UKRAINE (KINO, CITI)

On January 11, 2006 we acquired a 65.5% interest in Ukrpromtorg, owner of 92.2% of Gravis, which operated the local channels, CHANNEL 35 and CHANNEL 7.  In July 2006, we relaunched CHANNEL 7 as a new entertainment channel, KINO, targeted at a younger demographic.  On December 1, 2006, we relaunched CHANNEL 35 as a new youth-oriented channel, CITI, in greater Kiev.

KINO had a 15-50 all day audience share in Kiev of 2.8% for 2007 compared to 1.7% for 2006. CITI had an all day audience share in Kiev of 1.9% for 2007 compared to 0.8% for 2006.

UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement

Spot revenues	$1,341	$549	144.3%
Non-spot revenues	1,309	646	102.6%
Segment Net Revenues	$2,650	$1,195	121.8%

Represented by
Broadcast operations	$2,650	$1,195	121.8%
Non-broadcast operations	-	-	-
Segment Net Revenues	$2,650	$1,195	121.8%

Segment EBITDA	$(7,293)	$(3,713)	(96.4)%

Represented by
Broadcast operations	$(7,293)	$(3,713)	(96.4)%
Non-broadcast operations	-	-	-
Segment EBITDA	$(7,293)	$(3,713)	(96.4)%

Segment EBITDA Margin	(275)%	(311)%	36%

•
Segment Net Revenues for the year ended December 31, 2007 increased by 122% compared to the year ended December 31, 2006. Spot revenues increased by 144%. Non-spot revenues increased by 103%, primarily due to increased sponsorship.

Spot revenues for the period ended December 31, 2006 were US$ 0.5 million. Non-spot revenues for the period ended December 31, 2006 were US$ 0.6 million.

•
Segment EBITDA losses for the year ended December 31, 2007 increased by 96% compared to the year ended December 31, 2006.  Costs charged in arriving at Segment EBITDA for the year ended December 31, 2007 increased by 103% compared to the year ended December 31, 2006. Cost of programming grew by 117%, other operating costs increased by 96% and selling, general and administrative expenses increased by 69% in 2007 compared to 2006.

Segment EBITDA for the period since acquisition on January 11, 2006 to December 31 2006, was a loss of US$ 3.7 million.  Costs charged in arriving at Segment EBITDA for the period ended December 31, 2006 were US$ 4.9 million.  Cost of programming was US$ 2.6 million, other operating costs were US$ 1.4 million, including salary costs of US$ 0.9 million, and selling, general and administrative expenses were US$ 0.9 million.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for 2007, 2006, and 2005 was as follows:

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	2005
Production expenses	$140,650	$110,948	$67,366
Program amortization	189,653	116,561	81,471
Cost of programming	$330,303	$227,509	$148,837

Production expenses represent the cost of in-house productions and locally commissioned programming that will not be repeated, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 102.8 million, or 45%, in the year ended December 31, 2007 compared to 2006 due to:

•	US$ 31.4 million of additional programming costs from our Ukraine (STUDIO 1+1) operations;

•	US$ 28.4 million of additional programming costs from our Romania operations;

•	US$ 11.4 million of additional programming costs from our Slovak Republic operations;

•	US$ 10.8 million of additional programming costs from our Croatia operations;

•	US$ 9.5 million of additional programming costs from our Czech Republic operations;

•	US$ 8.2 million of additional programming costs from our Slovenia operations; and

•	US$ 3.1 million of additional programming costs from our Ukraine (KINO, CITI) operations.

The amortization of acquired programming for each of our operations for 2007, 2006 and 2005, including our operations in the Slovak Republic for the period prior to January 23, 2006 when they were previously accounted for as an equity affiliate, is set out in the table below.  For comparison the table also shows the cash paid for programming by each of our operations in the respective periods.  The cash paid for programming by our operations in Croatia, the Czech Republic, Romania, Slovenia, Ukraine and the Slovak Republic (for the period from January 23, 2006) is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	2005
Program amortization:
Croatia (NOVA TV)	$20,784	$14,237	$16,373
Czech Republic (TV NOVA, GALAXIE SPORT and NOVA CINEMA)	34,992	27,170	19,154
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA)	44,673	30,610	20,132
Slovak Republic (TV MARKIZA) (post-acquisition)	16,326	7,539	-
Slovenia (POP TV and KANAL A)	10,289	7,164	5,517
Ukraine (STUDIO 1+1)	59,591	28,354	20,295
Ukraine (KINO, CITI)	2,998	1,487	-
	189,653	116,561	81,471
Slovak Republic (TV MARKIZA) (pre-acquisition)	-	1,735	6,970
	$189,653	$118,296	$88,441

Cash paid for programming:
Croatia (NOVA TV)	$22,894	$17,165	$16,062
Czech Republic (TV NOVA, GALAXIE SPORT, NOVA CINEMA)	27,343	28,237	26,027
Romania (PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA)	61,271	48,277	40,279
Slovak Republic (TV MARKIZA) (from January 23, 2006)	18,273	12,598	-
Slovenia (POP TV and KANAL A)	9,751	7,067	6,200
Ukraine (STUDIO 1+1)	68,597	38,419	27,019
Ukraine (KINO, CITI)	1,890	1,096	-
	210,019	152,859	115,587
Slovak Republic (TV MARKIZA) (prior to January 23, 2006)	-	-	10,692
	$210,019	$152,859	$126,279

IV.  Analysis of the Results of Consolidated Operations

OVERVIEW

We consolidate the financial statements of entities in which we hold at least a majority voting interest and also any entities which are deemed to be a Variable Interest Entity of which we are the primary beneficiary as defined by FIN 46 (R).

Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method.  We accounted for our operations in the Slovak Republic and Radio Pro in Romania in this manner in 2005.  We disposed of our remaining investment in Radio Pro in August 2006 (see Item 8, Note 5, “Investments”).  Following our acquisition of a controlling interest in our Slovak Republic operations on January 23, 2006, we have consolidated these operations (see, Item 8, Note 3, “Acquisitions and Disposals, Slovak Republic”).

IV (a) Net Revenues for the years ending December 31, 2007, 2006 and 2005:

	Consolidated Net Revenues
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Croatia	$37,193	$22,310	66.7%	$22,310	$22,030	1.3%
Czech Republic	279,237	208,387	34.0%	208,387	154,010	35.3%
Romania	215,402	148,616	44.9%	148,616	103,321	43.8%
Slovakia	110,539	71,660	54.3%	71,660	-	-
Slovenia	69,647	54,534	27.7%	54,534	48,770	11.8%
Ukraine (STUDIO 1+1)	125,323	96,413	30.0%	96,413	72,847	32.3%
Ukraine (KINO, CITI)	2,650	1,195	121.8%	1,195	-	-
Total Consolidated Net Revenues	$839,991	$603,115	39.3%	$603,115	$400,978	50.4%

Our consolidated net revenues increased by US$ 236.9 million for the year ended December 31, 2007 compared to 2006 (see Item 7, III “Analysis of Segment Results”).

Our consolidated net revenues increased by US$ 202.1 million in 2006 compared to 2005.

IV (b) Cost of Revenues for the years ending December 31, 2007, 2006 and 2005

	Consolidated Cost of Revenues
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Operating Costs	$117,959	$90,060	31.0%	$90,060	$65,138	38.3%
Cost of programming	330,303	227,509	45.2%	227,509	148,837	52.9%
Depreciation of station property, plant and equipment	33,294	25,795	29.1%	25,795	16,367	57.6%
Amortization of broadcast licenses and other intangibles	24,984	18,813	32.8%	18,813	11,180	68.3%
Total Consolidated Cost of Revenues	$506,540	$362,177	39.9%	$362,177	$241,522	50.0%
Total cost of revenues increased by US$ 144.4 million in 2007 compared to 2006.

For the year ended December 31, 2006 total cost of revenues increased by US$ 120.7 million compared to 2005.

Operating Costs:  Total consolidated station operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) increased by US$ 27.9 million in 2007 compared to 2006. Total consolidated station operating costs increased by US$ 24.9 million in 2006 compared to 2005 (see Item 7, III “Analysis of Segment Results”).

Cost of Programming:  Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 102.8 million in 2007 compared to 2006. Total consolidated programming costs increased by US$ 78.7 million in 2006 compared to 2005 (see Item 7, III “Analysis of Segment Results”).

Depreciation of Station Property, Plant and Equipment:  Total consolidated depreciation of station property, plant and equipment increased by US$ 7.5 million in 2007 compared to 2006 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Total consolidated depreciation of station property, plant and equipment increased by US$ 9.4 million in 2006 compared to 2005.

Amortization of Broadcast Licenses and Other Intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 6.2 million in 2007 compared to 2006 primarily as a result of the amortization of the broadcast license and customer relationships of our Romania and Slovak Republic operations arising from our acquisition of increased stakes in early 2007.

Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 7.6 million in 2006 compared to 2005.

IV (c) Station Selling, General and Administrative Expenses for the years ending December 31, 2007, 2006 and 2005

	Consolidated Station Selling, General and Administrative Expenses
	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Croatia	$8,844	$6,884	28.5%	$6,884	$8,082	(14.8)%
Czech Republic	22,411	21,358	4.9%	21,358	16,906	26.3%
Romania	13,552	10,725	26.4%	10,725	8,016	33.8%
Slovakia	10,732	8,547	25.6%	8,547	-	-
Slovenia	6,707	5,195	29.1%	5,195	4,683	10.9%
Ukraine (STUDIO 1+1)	8,292	11,818	(29.8)%	11,818	8,695	35.9%
Ukraine (KINO, CITI)	1,496	885	69.0%	885	-	-
Total Consolidated Station Selling, General and Administrative Expenses	$72,034	$65,412	10.1%	$65,412	$46,382	41.0%

Total consolidated station selling, general and administrative expenses increased by US$ 6.6 million in 2007 compared to 2006. Total consolidated station selling, general and administrative expenses increased by US$ 19.0 million in 2006 compared to 2005 (see Item 7, III “Analysis of Segment Results”).

IV (d) Corporate operating costs (including non-cash stock-based compensation) for the years ending December 31, 2007, 2006, and 2005 were as follows:

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Corporate operating costs (excluding non-cash stock-based compensation)	$49,639	$30,529	62.6%	$30,529	$22,420	36.2%
Non-cash stock-based compensation	5,734	3,575	60.4%	3,575	3,127	14.3%
Corporate operating costs (including non-cash stock-based compensation)	$55,373	$34,104	62.4%	$34,104	$25,547	33.5%

The increase in corporate operating costs (excluding non-cash stock-based compensation) of US$ 19.1 million in 2007 compared to 2006 was principally due to:

•	A charge of US$ 12.5 million in respect of the cost of settling our Croatia litigation (see Part I, Item 3, “Legal Proceedings, Croatia”);

•	increased accruals for performance-related bonus payments; and

•	increased business development expenses incurred in researching potential acquisitions,

partly offset by:

•
decreased property-related costs, as the expense incurred in 2006 included a lease exit charge of approximately US$ 1.6 million (including additional depreciation of US$ 0.3 million) incurred following the relocation of our London office during the first quarter of 2006; and

•	decreased legal costs incurred in connection with legal proceedings in respect of our Ukraine operations.

The increase in corporate operating costs (excluding non-cash stock-based compensation) of US$ 8.1 million in 2006 compared to 2005 was principally due to:

•	an increase in legal expenses in connection with our investments in Ukraine and legal proceedings in respect of our Ukraine operations;

•	professional fees incurred in reviewing our historic stock option granting practices; and

•	an increase in staff-related costs caused by an increase in corporate staff as we brought in-house certain activities that had previously been outsourced.

The increase in the charge for non-cash stock-based compensation in 2007 compared to 2006 reflects an increase in the fair value of our stock options as our stock price has increased. The increase in the charge for non-cash stock-based compensation in 2006 compared to 2005 reflects an increase in the number of stock options issued during 2006 compared to 2005 as well as an increase in the fair value of our stock options as our stock price has increased (see Item 8, Note 16, “Stock-Based Compensation”).

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

IV (e) Operating Income for the years ending December 31, 2007, 2006 and 2005

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Operating Income	$206,044	$140,674	46.5%	$140,674	$52,196	169.5%

Due to the foregoing, operating income increased by US$ 65.4 million in the year ended December 31, 2007 compared to 2006.  Operating margin was 25% compared to 23% in 2006.

Due to the foregoing, operating income increased by US$ 88.5 million in the year ended December 31, 2006 compared to 2005.  Operating margin was 23% compared to 13% in 2005.

IV (f) Other expense items for the years ending December 31, 2007, 2006 and 2005

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Interest income	$5,728	$6,365	(10.0)%	$6,365	$4,124	54.3%
Interest expense	(54,999)	(44,228)	24.4%	(44,228)	(29,387)	50.5%
Foreign currency exchange (loss)/gain, net	(34,441)	(44,908)	(23.3)%	(44,908)	37,968	(218.3)%
Other income/(expense)	7,891	3,038	159.7%	3,038	(4,705)	(164.6)%
Change in fair value of derivatives	(3,703)	(12,539)	(70.5)%	(12,539)	-	-
Provision for income taxes	(20,795)	(14,962)	39.0%	(14,962)	(16,691)	(10.4)%
Minority interest in income of consolidated subsidiaries	(17,157)	(13,602)	26.1%	(13,602)	(8,908)	52.7%
Equity in (loss)/income of unconsolidated affiliates	-	(730)	(100.0)%	(730)	8,238	(108.9)%
Gain on sale of unconsolidated affiliate	-	6,179	(100.0)%	6,179	-	-
Discontinued operations	-	(4,863)	(100.0)%	(4,863)	(513)	848.0%

Interest income for 2007 was broadly in line with 2006.  Interest income increased by US$ 2.2 million in 2006 compared to 2005 primarily as a result of our maintaining a higher average cash balance in 2006.

Interest expense increased by US$ 10.8 million in 2007 compared to 2006 primarily as a result of US$ 6.9 million of costs associated with the redemption of our EUR 125 million of floating rate senior notes due May 2012 (the “2012 Floating Rate Notes”), as well as an increase in our average borrowings. Interest expense increased by US$ 14.8 million in 2006 compared to 2005 primarily as a result of a full year interest charge relating to our Senior Notes issued in May 2005 (see Item 8, Note 6, “Senior Notes”).

Foreign currency (loss)/gain:  During 2007, we recognized a US$ 34.4 million loss primarily as a result of the strengthening of the Euro against the dollar over that period.  Our Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 59.6 million on the Senior Notes due to movements in the spot rate between December 31, 2006 and December 31, 2007.

In 2006 we recognized a US$ 44.9 million loss primarily as a result of the strengthening of the Euro against the dollar over that period.  We incurred a transaction loss of approximately US$ 50.8 million on the Senior Notes due to movements in the spot rate between the Euro and the dollar.

Other income/(expense): We recognized income of US$ 7.9 million in 2007 and US$ 3.0 million in 2006 following the release of provisions against certain historic tax contingencies within our Romania operations.

The expense of US$ 4.7 million in 2005 was primarily a result of a US$ 3.4 million fee incurred to secure bridge financing for our acquisition of the TV NOVA (Czech Republic) group in May 2005.  We did not ultimately utilize this bridge financing.

Change in fair value of derivatives:  We incurred losses of US$ 3.7 million in 2007 and US$ 12.5 million in 2006 as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 (see Item 8, Note 13, “Financial Instruments”).

Provision for income taxes:  Provision for income taxes was US$ 20.8 million in 2007, at an effective tax rate of 16.4%.  Our effective tax rate benefitted from a deferred tax credit of US$ 9.1 million arising from the enactment of lower tax rates for future years in the Czech Republic.

Provision for income taxes was US$ 15.0 million in 2006 at an effective tax rate of 30.9%, compared to US$ 16.7 million at an effective tax rate of 27.7%, in 2005.  In 2006 our stations paid income taxes at rates ranging from 16.0% in Romania to 25.0% in Slovenia and Ukraine.  Our effective tax rate in 2005 benefited from a deferred tax credit of US$ 5.1 million with respect to the impairment of our Croatia operations (see Item 8, Note 4, “Goodwill and Intangible Assets, Impairment”).

Minority interest in income of consolidated subsidiaries:  Minority interest in the income of consolidated subsidiaries was US$ 17.2 million in 2007 compared to US$ 13.6 million in 2006 and US$ 8.9 million in 2005.  This is as a result of higher profitability of our Romania, Slovak Republic and Ukraine operations.

Equity in (loss)/income of unconsolidated affiliates:  Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006, when we acquired majority control of the license company via our acquisition of ARJ (see Item 8, Note 3, “Acquisitions and Disposals, Slovak Republic”).  We disposed of our Romanian equity affiliate on August 11, 2006 (see Item 8, Note 5, “Investments”).

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Slovak Republic operations	$-	$(737)	(100.0)%	$(737)	$8,240	(108.9)%
Romania operations	-	7	(100.0)%	7	(2)	(450.0)%
Equity in (loss)/income of unconsolidated affiliates	$-	$(730)	(100.0)%	$(730)	$8,238	(108.9)%

Gain on sale of unconsolidated affiliate: We recognized a gain of US$ 6.2 million on the sale of our investment in Radio Pro to Media Pro, a company controlled by Adrian Sarbu, currently our chief operating officer and general director of our Romania operations, on August 11, 2006 (see Item 8, Note 5, “Investments”).

Discontinued operations:  The amounts charged to the consolidated statements of operations in respect of discontinued operations are as follows:

	For the Years Ended December 31, (US$ 000’s)
	2007	2006	Movement	2006	2005	Movement
Gain on disposal of discontinued operations	$-	$-	-	$-	$164	(100.0)%
Tax on disposal of discontinued operations	-	(4,863)	(100.0)%	(4,863)	(677)	618.3%
Discontinued operations	$-	$(4,863)	(100.0)%	$(4,863)	$(513)	848.0%

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

For additional information, see Item 8, Note 19, “Discontinued Operations”.

IV (g) Consolidated Balance Sheet as at December 31, 2007 compared to December 31, 2006

The principal components of our Consolidated Balance Sheet at December 31, 2007 have increased compared to December 31, 2006.  These increases are summarized below:

(US$ 000’s)	December 31, 2007	December 31, 2006	Movement
Current assets	$529,824	$413,616	28.1%
Non-current assets	1,808,611	1,405,384	28.7%
Current liabilities	232,770	182,961	27.2%
Non-current liabilities	682,703	574,084	18.9%
Minority interests in consolidated subsidiaries	23,155	26,189	(11.6)%
Shareholders’ equity	$1,399,807	$1,035,766	35.1%

Current assets:  Current assets have increased US$ 116.2 million at December 31, 2007 compared to December 31, 2006, primarily as a result of increases in program rights, including prepaid programming and accounts receivable. Accounts receivable increased by US$ 72.5 million, as all of our operations enjoyed strong growth in revenues in the last quarter of the year.

Non-current assets:  Non-current assets have increased US$ 403.2 million at December 31, 2007 compared to December 31, 2006, primarily as a result of the recognition of goodwill and other intangible assets following our acquisitions of MTS, Sport.ro and additional stakes in our Romania and Slovak Republic operations, as well as increased investment in station property, plant and equipment in the Czech Republic and Romania.

Current liabilities:  Current liabilities have increased US$ 49.8 million at December 31, 2007 compared to December 31, 2006, reflecting increases in programming liabilities, accrued staff costs and income taxes payable.

Non-current liabilities:  Non-current liabilities have increased US$ 108.6 million at December 31, 2007 compared to December 31, 2006, reflecting the impact of foreign exchange movements on the value of our Fixed Rate Notes and the issuance of the 2014 Floating Rate Notes, partly offset by the redemption of our 2012 Floating Rate Notes. There was also a significant increase in deferred taxes related to additional stakes acquired in our Romanian and Slovak Republic operations.

Minority interests in consolidated subsidiaries:  Minority interests in consolidated subsidiaries have decreased US$ 3.0 million at December 31, 2007 compared to December 31, 2006, primarily as a result of our acquisition of additional stakes in our Romania and Slovak Republic operations during 2007.

Shareholders’ equity: Total shareholders’ equity has increased US$ 364.0 million at December 31, 2007 compared to December 31, 2006. This increase reflects net proceeds of US$ 109.9 million from the issuance of unregistered shares of our Class A Common Stock to Igor Kolomoisky in August 2007, an increase in Other Comprehensive Income of US$ 158.8 million and net income of US$ 88.6 million for 2007, partially offset by the impact of the adoption of FIN 48 (US$ 3.2 million). Included in the total shareholders’ equity were proceeds from the exercise of stock options (US$ 4.1 million) and amounts of US$ 6.4 million related to stock-based compensation.

V.  Liquidity and Capital Resources

V (a) Summary of cash flows:

Cash and cash equivalents decreased by US$ 3.1 million during the year ended December 31, 2007.  The change in cash and cash equivalents is summarized as follows:

(US$ 000’s)	For the Years Ended December 31,
	2007	2006	2005
Net cash generated from continuing operating activities	$102,870	$73,395	$3,544
Net cash used in continuing investing activities	(237,418)	(126,955)	(298,803)
Net cash received from financing activities	135,530	132,400	225,359
Net cash used in discontinued operations-operating activities	(2,164)	(1,690)	(2,000)
Impact of exchange rate fluctuations on cash	(1,896)	(2,904)	(9,010)
Net (decrease) / increase in cash and cash equivalents	$(3,078)	$74,246	$(80,910)

Operating Activities

Cash generated from continuing operations in 2007 increased US$ 29.5 million to US$ 102.9 million.  The amount of cash generated by each of our stations other than Croatia and Ukraine (KINO, CITI) increased as a result of improved operational performance with particularly strong increases in the Czech Republic, Romania and the Slovak Republic. These increases more than offset our increased investment in programming, particularly in Ukraine, which is experiencing significant price inflation for popular Russian series and additional investments in such programming to boost ratings, and in Croatia, where we are investing in higher quality programming to drive ratings growth.  It is likely that the cost of acquired programming across all our markets will continue to grow in the future (see Part I, Item 1A “Risk Factors - Risks Relating to our Operations“).

Investing Activities

Cash used in investing activities increased by US$ 110.5 million from 2006 to US$ 237.4 million in 2007.  Our investing cash flows in 2007 were primarily comprised of:

•	capital expenditure of US$ 81.5 million;

•
payments of SKK 1.9 billion (approximately US$ 78.5 million) in connection with our acquisition of a 20% interest in our Slovak Republic operations (see Item 8, Note 3 “Acquisitions and Disposals- Slovak Republic“);

•
payments of US$ 51.6 million in connection with our acquisition of an additional 5% interest in our Romania operations and a 20% stake in our Romanian production company (see Item 8, Note 3 “Acquisitions and Disposals- Romania”);

•	payments of EUR 9.4 million (approximately US$ 13.9 million) in connection with our acquisition of 100% interest in MTS (see Item 8, Note 3 “Acquisitions and Disposals – Romania”);

•	payments of EUR 6.7 million (approximately US$ 8.4 million) in connection with our acquisition of Sport.ro (see Item 8, Note 3 “Acquisitions and Disposals - Romania); and

•	payments of US$ 3.1 million in connection with our acquisition of a 60.4% interest in each of Tor and Zhysa (see Item 8, Note 3 “Acquisitions and Disposals – Ukraine”).

In 2006, net cash used in investing activities of US$ 127.0 million consisted primarily of the following:

•	capital expenditure of US$ 60.4 million, largely in respect of the expansion of our broadcasting facilities and equipment in Romania and the Czech Republic;

•	a payment of US$ 30.1 million in connection with our acquisition of ARJ (see Item 8, Note 3, “Acquisitions and Disposals - Slovak Republic”);

•	a payment of US$ 27.2 million in connection with our acquisition of an additional 5% interest in our Romania operations (see Item 8, Note 3, “Acquisitions and Disposals - Romania”);

•	a payment of EUR 8.0 million (approximately US$ 10.3 million) in connection with our acquisition of our 10% stake in Media Pro (see Item 8, Note 5, “Investments”); and

•	a payment of a further US$ 2.0 million following completion of our acquisition of a 65.5% stake in Ukrpromtorg (see Item 8, Note 3, “Acquisitions and Disposals - Ukraine”).

In 2005, net cash used in investing activities of US$ 298.8 million consisted primarily of the following:

•	total cash payments of US$ 218.1 million (net of cash acquired of US$ 35.6 million) for the acquisition of the TV Nova (Czech Republic) group in May 2005.

The remainder of the total purchase price of US$ 909.5 million for the acquisition of TV Nova (Czech Republic), which consisted of non-cash items, including:

•	the issuance of 3.5 million shares of Class A Common Stock (US$ 120.9 million);

•	the incurrence of US$ 491.7 million of short-term indebtedness to PPF (which was repaid in cash on May 5, 2005);

•	forgiveness of a US$ 18.5 million balance categorized as “Other Receivable” in our Consolidated Balance Sheet as at December 31, 2004; and

•	the placement of US$ 24.7 million of cash into escrow as the second and final payment to our former shareholder in the Czech Republic;

•	a payment of US$ 20.0 million in connection with the 5% increase in our holding of our Romania operations;

•	a payment of US$ 2.1 million in connection with our acquisition of Galaxie Sport;

•	a payment of Euro 4.7 million (approximately US$ 5.7 million) to acquire the remaining 3.15% interest in Pro Plus;

•	advance payments of US$ 5.1 million with respect to our acquisition of a 65.5% interest in Ukrpromtorg (see Item 8, Note 3, “Acquisitions and Disposals, Ukraine”);

•	capital expenditures of approximately US$ 26.5 million, primarily related to upgrades of broadcasting facilities and production equipment; and

•
a net increase in restricted cash of US$ 18.6 million, of which US$ 24.6 million was a result of the acquisition of the TV Nova (Czech Republic) group, US$ 0.7 million of other increases, and a reduction of US$ 6.7 million being the second payment for our acquisition of our Croatia operations.

Financing Activities

Net cash received from financing activities increased US$ 3.1 million from 2006 to US$ 135.5 million in 2007.  Our financing cash flows in 2007 primarily comprised net proceeds of US$ 199.4 million from the issuance of the 2014 Floating Rate Notes and US$ 109.9 million from the issuance of 1,275,227 unregistered shares of Class A Common Stock to Igor Kolomoisky, partially offset by payment of EUR 127.5 million (approximately US$ 169.0 million at the date of payment) to redeem our 2012 Floating Rate Notes (see Item 8, Note 6, “Senior Notes”).

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

Net proceeds from financing activities of US$ 225.4 million in 2005 consisted primarily of the following:

•
net proceeds of approximately US$ 465.1 million from the issuance of our Senior Notes (see Item 8, Note 6, “Senior Notes”).  The proceeds from this loan were used to finance part of the acquisition of the TV Nova (Czech Republic) group;

•
net proceeds of approximately US$ 236.5 million from the issuance of Class A Common Stock, of which US$ 230.6 million was raised from the issuance of 5.4 million shares of Class A Common Stock, the proceeds of which were used for our acquisition of the TV Nova (Czech Republic) group, and approximately US$ 5.9 million from stock option exercises;

•	proceeds from borrowing of our Czech Republic operations (US$ 42.7 million) and our Slovenia operations (US$ 23.2 million);

•	repayments of indebtedness by our Czech Republic operations (US$ 8.0 million), our Slovenia operations (US$ 31.7 million) and our Croatia operations (US$ 0.3 million); and

•	repayments of short-term indebtedness to PPF for the purchase of the TV Nova (Czech Republic) group (US$ 491.7 million) and Galaxie Sport (US$ 3.0 million).

Discontinued Operations

In 2007, we paid taxes of US$ 2.2 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 1.7 million in 2006 and US$ 2.0 million in 2005.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue our current operations for at least the next twelve months. Additional cash requirements in the near future are set out under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

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

In the case of Nova TV (Croatia), distributions may be paid from net profits subject to a reserve of 5% of annual profits until the aggregate reserves equal 5% of the registered capital of Nova TV (Croatia).  In the case of CET 21, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equal 10% of the registered capital of CET 21.  In the case of Pro TV, distributions may be paid from the profits of Pro TV subject to a reserve of 5% of annual profits until the aggregate reserves equal 20% of Pro TV’s registered capital.  A majority vote is required in order for Pro TV to make distributions and we have sufficient voting power to compel distributions of dividends.  In the case of Markiza, distributions may be paid from net profits subject to an initial reserve requirement of 10% of net profits until the reserve fund equals 5% of registered capital.  Subsequently, the reserve requirement is equal to 5% of net profits until the reserve fund equals 10% of registered capital.  In the case of Pro Plus, distributions may be paid from the profits of Pro Plus, subject to a reserve equal to 10% of registered capital being established from accumulated profits. In the case of Studio 1+1, Inter-Media and Gravis, distributions may be paid from net profits subject to a reserve of 5% of net profits until the aggregate reserves equals 25% of its registered capital. In the case of Innova, IMS and TV Media Planet, distributions may be paid from their profits and there is no reserve requirement for these companies.  Our voting power in Innova, IMS and TV Media Planet is sufficient to compel the distribution of dividends.

Markiza, or its predecessor, made dividend distributions to us in 2006 and 2005; Pro TV made dividend distributions to us in 2007, 2006, and 2005, and Pro Plus made dividend distributions to us in 2007 and 2006.  We also received payments of loan principal and interest from our operations in the Czech Republic, Romania, the Slovak Republic and Ukraine.

As at December 31, 2007 and 2006 the operations had the following unsecured intercompany balances owing to their respective holding companies which are eliminated in our consolidated balance sheet:

Operating segment (US$ 000’s)	December 31, 2007	December 31, 2006
Croatia	$119,910	$67,623
Czech Republic	604,474	434,897
Romania	105,540	25,620
Slovak Republic	5,164	23,670
Slovenia	39,162	-
Ukraine (STUDIO 1+1)	-	-
Ukraine (KINO, CITI)	16,040	4,621
Total	$890,290	$556,431

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at December 31, 2007 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$597,691	$14,512	$1,700	$360,664	$220,815
Long-Term Debt – interest (1)	222,149	44,418	87,007	70,765	19,959
Capital Lease Obligations	7,245	1,103	1,568	1,294	3,280
Operating Leases	13,021	5,439	6,411	1,171	-
Unconditional Purchase Obligations	121,924	101,247	16,298	1,924	2,455
Other Long-Term Obligations	4,177	3,177	1,000	-	-
FIN 48 Obligations	2,760	673	2,087	-	-
Total Contractual Obligations	$968,967	$170,569	$116,071	$435,818	$246,509
(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

At December 31, 2007, we had the following debt outstanding:

		December 31, 2007 (US$ 000’s)
Corporate	(1) – (2)	$581,479
Croatia operations	(3)	-
Czech Republic operations	(4) – (6)	13,829
Romania operations	(7)	683
Slovenia operations	(8)	-
Ukraine (KINO, CITI) operations	(9)	1,700
Total		$597,691

(1)
In May 2005, we issued senior notes in the aggregate principal amount of EUR 370.0 million (approximately US$ 544.7 million) consisting of EUR 245.0 million (approximately US$ 360.7 million) of fixed rate notes (the “2012 Fixed Rate Notes”) and EUR 125.0 million (approximately US$ 184.0 million) of floating rate notes, which bore interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 5.50% (the "2012 Floating Rate Notes”).  On May 15, 2007, we redeemed the 2012 Floating Rate Notes.

On May 16, 2007 we issued senior floating rate notes in the aggregate principal amount of EUR 150.0 million (approximately US$ 220.8 million), which bear interest at EURIBOR plus 1.625% (the “2014 Floating Rate Notes”, and together with the 2012 Fixed Rate Notes, the “Senior Notes”). An interest rate of 6.198% was applicable at December 31, 2007.   Interest is payable on the Senior Notes semi-annually in arrears on each May 15 and November 15.

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

On September 10, 2007, Standard & Poor’s senior unsecured debt rating for our Senior Notes was upgraded to BB- from B+, with a corporate credit rating of BB/ (stable), up from BB- / (positive).  This rating was reconfirmed on February 11, 2008.  At December 31, 2007, Moody’s Investors Service’s rating of both our corporate credit and our Fixed Rate Notes was Ba3 stable.

(2)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 147.2 million) arranged by EBRD and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 73.6 million) also arranged by EBRD (collectively the “EBRD Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are participating in the facility for EUR 75.0 million in aggregate.

We also entered into a supplemental agreement on August 22, 2007 to amend the interest rate payable on the initial EUR 100.0 million loan, as a result of which the EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan. The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. EUR 100.0 million (approximately US$ 147.2 million) of this loan was drawn down on April 18, 2007 and repaid on June 1, 2007. There were no drawings under this facility as at December 31, 2007.

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

(4)
CET 21 has a credit facility of CZK 1.2 billion (approximately US$ 66.4 million) with CS.  The final repayment date is December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.65%.  A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  As at December 31, 2007, there were no drawings under this facility; however on July 10, 2007, CZK 860.0 million (approximately US$ 47.6 million) was drawn down under this facility, of which CZK 260.0 million (approximately US$ 14.4 million) was repaid on July 31, 2007, and CZK 600.0 million (approximately US$ 33.2 million) was repaid on September 14, 2007.

(5)
CET 21 has a credit facility of CZK 250.0 million (approximately US$ 13.8 million) with CS. The final repayment date is December 31, 2010. This working capital facility bears interest at the three-month PRIBOR rate plus 1.65% and is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. On December 31, 2007, the full CZK 250.0 million (approximately US$ 13.8 million) was drawn under this facility bearing interest at an aggregate 5.59% (three-month PRIBOR effective for this loan was 3.94%).

(6)
As at December 31, 2007, there were no drawings under a CZK 300.0 million (approximately US$ 16.6 million) factoring facility with Factoring Ceska Sporitelna, a.s.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(7)	Two loans from San Paolo IMI Bank, assumed on acquisition of MTS, were outstanding at December 31, 2007 and repaid in January 2008.

(8)
On July 29, 2005, Pro Plus entered into a revolving five-year facility for up to EUR 37.5 million (approximately US$ 55.2 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability declines by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at December 31, 2007, EUR 30.0 million (approximately US$ 44.2 million)  was available for drawing under this revolving facility; there were no drawings outstanding.

(9)
Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at December 31, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 2.5 million.  For more information on our capital lease obligations see Item 8, Note 12, “Credit Facilities and Obligations Under Capital Leases”.

Operating Leases

For more information on our operating lease commitments see Item 8, Note 20 ”Commitments and Contingencies – Operating Lease Commitments”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At December 31, 2007, we had commitments in respect of future programming of US$ 107.6 million (December 31, 2006: US$ 98.0 million).  This includes contracts signed with license periods starting after December 31, 2007.  For more information on our programming commitments see Item 8, Note 20 ”Commitments and Contingencies – Station Programming Rights Agreements”.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 3.3 million (see  Part II, Item 8, Note 20 ”Commitments and Contingencies – Other”).

In addition to the amounts disclosed above, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put our interest in Media Pro. As at December 31, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil (2006: US$ nil).

V (d) Cash Outlook

We issued EUR 370.0 million (approximately US$ 544.7 million) Senior Notes in May 2005, consisting of EUR 245.0 million of 2012 Fixed Rate Notes and EUR 125.0 million of 2012 Floating Rate Notes. Our EUR 125.0 million 2012 Floating Rate Notes were redeemed on May 15, 2007. On May 16, 2007 we issued our 2014 Floating Rate Notes in the aggregate principal amount of EUR 150.0 million. We have significant debt service obligations in respect of the Senior Notes. The terms of our indebtedness restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.  In addition, we have the EBRD Loan. EUR 100.0 million of this facility is available for general corporate purposes; and the remaining EUR 50.0 million, once fully drawn for permitted projects, can be used for general corporate purposes, which further increases our financing flexibility and will reduce our average cost of debt.  As at December 31, 2007, there were no drawings under these facilities.  We also raised net proceeds of US$ 109.9 million from the issuance of approximately 1.275 million unregistered shares of our Class A Common Stock to Igor Kolomoisky in August 2007.

Our future cash needs will depend on our overall financial performance, debt service requirements under the Senior Notes, the EBRD Loan as well as under other indebtedness incurred by us as well as any future acquisition, investment and development decisions.  Our ability to raise further funds through external debt facilities depends on our satisfaction of leverage ratios under the Senior Notes, which are also incorporated into the drawing conditions of the EBRD Loan.  In the short-term, subject to compliance with the covenants of our other indebtedness, we are able to fund our operations and committed investments from cash generated from operations, our current cash and cash equivalents (approximately US$ 142.8 million, at December 31, 2007) and available undrawn credit facilities (US$ 348.0 million, at December 31, 2007), plus an unutilized, uncommitted EUR 10.0 million (approximately US$ 14.7 million) overdraft facility from ING. In order to use cash held in our operating companies more effectively, we have also entered into a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING.  When implemented this arrangement will enable us to receive credit at the corporate level in respect of cash balances which our subsidiaries in the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG.

We expect to invest up to US$ 125.0 million on capital expenditure in 2008 across our broadcast and non-broadcast operations and approximately US$ 10.0-15.0 million in operating expenditure in our non-broadcast operations.

Our Croatia operations continue to require funding to improve their performance.  We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 25.0 million during 2008. Our Ukraine (KINO, CITI) operations continue to require funding in order to achieve improved ratings and market share. We expect the funding required to support KINO and CITI to be approximately US$ 10.0 million during 2008.

On January 31, 2008 we entered into agreements with Boris Fuchsmann and Alexander Rodnyansky to acquire their interests in the Studio 1+1 Group of companies. Upon completion of the initial sale transaction, we will own 90.0% of Studio 1+1 and Messrs. Fuchsmann and Rodnyansky will have the right to put to us, and we will have the right to call from them, their remaining 10.0% interest. We currently hold 60.0% of the Studio 1+1 Group.

The total consideration payable on completion of the purchase of the 30.0% interest will be approximately US$ 219.6 million. Up to US$ 140.0 million of this consideration may in certain circumstances be satisfied in shares of our Class A common stock at the option of the transferor. The put option has an initial minimum price of US$ 95.4 million in the first year, US$ 102.3 during the second year and thereafter US$ 109.1 million or an independent valuation, whichever is the greater. The call price is set at US$ 109.1 million from closing.  After a year, the call price will be based on an independent valuation with a minimum price of US$ 109.1 million. If we exercise our call rights, our partners have the right to receive consideration in cash or Class A Common Stock of CME (see Item 8, Note 22, “Subsequent Events – Ukraine”).

We are able to fund the transaction from cash, cash equivalents and current credit facilities. The initial sale transaction to acquire a 30% interest in the Studio 1+1 Group is expected to close by the end of the second quarter of 2008 following the receipt of certain regulatory approvals. This acquisition will reduce our immediate ability to fund other major projects until extra facilities are put in place. Our remaining facilities, following the acquisition, taken together with internally generated cash flow, should nevertheless result in us having adequate financial resources to meet our debt service and other existing financial obligations for the next twelve months.  Additional financing options are being actively considered with a number of financial institutions. We have significant flexibility in the phasing of our capital expenditure and other possible acquisitions should it be necessary to conserve our cash, cash equivalents and current credit facilities.

V (e) Tax Inspections

Pro Plus has been the subject of an income tax inspection by the Republic of Slovenia tax authorities for the years 1995 to 1998.  As a result of these inspections the Slovenian tax authorities had levied an assessment seeking unpaid income taxes, customs duties and interest charges of an amount equivalent to EUR 4.5 million (approximately US$ 6.6 million).  The Slovenian authorities have asserted that capital contributions and loans made by us to Pro Plus in 1995 and 1996 should be extraordinary revenue to Pro Plus.  On this basis, the Slovenian authorities claim that Pro Plus made a profit in 1995 and 1996 for which it owes income taxes and interest.  Additionally, the Slovenian tax authorities claim that the fixed assets imported as capital contributions were subject to customs duties, which were not paid.  On February 9, 2001, the Slovenian tax authorities concluded that the cash capital contributions for 1995 and 1996 were not extraordinary income.  This has reduced the assessment to an amount equivalent to EUR 2.7 million (approximately US$ 4.0 million) in aggregate principal amount.  Pro Plus appealed this decision to the Administrative Court in Ljubljana and requested the tax authorities to defer the demand for payment until a final judgment has been issued, and the tax authorities have so agreed.  On April 18, 2005, the Administrative Court issued a decision in favor of Pro Plus and dismissed the claims of the tax authorities.  The tax authorities filed an appeal with the Slovenian Supreme Court in May 2005, which was denied the appeal in June 2007.  The Slovenian Supreme Court remanded the case back to the Slovenian tax authorities, who withdrew the assessment.

V (f) Off-Balance Sheet Arrangements

None.

Vl.  Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Program Rights

Program rights consist of programming acquired from third parties and programming produced locally and forms an important component of our station broadcasting schedules.  Program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use.  Program rights are amortized on a systematic basis over their expected useful lives.  Both films and series are amortized as shown with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run.  For program rights acquired under a standard two-run license, we generally amortize 65% after the first run and 35% after the second run and for those with a three-run license, we amortize 60% on the first run, 30% on the second run and 10% on the third run.  The program library is evaluated at least annually to determine if expected revenues are sufficient to cover the unamortized portion of each program.  To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge.  Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the Consolidated Balance Sheet and the annual programming amortization charge recorded in the Consolidated Statement of Operations.

Goodwill and intangible assets

In accordance with FASB Statement No. 141, “Business Combinations,” we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill.

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

We assess the carrying value of intangible assets with indefinite lives and goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable.  Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends.  Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition.  We believe that our assumptions are appropriate.  If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

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

The fair value of goodwill is determined using an income methodology estimating projected future cash flows related to each reporting unit, which we determine to be our business segments (Croatia, Czech Republic, Romania, Slovak Republic, Slovenia, Ukraine (Studio 1+1) and Ukraine (Kino and Citi)).  These projected future cash flows are discounted back to the valuation date.  Significant assumptions inherent in the methodology employed include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units.

A change in these assumptions resulting in an hypothetical 10% decrease to the fair values of each reporting unit would not result in any of our reporting units having a fair value that is less than the carrying value of the reporting unit on our balance sheet in 2007.  If fair value were less than carrying value, we would be required to record a charge for the impairment of goodwill related to the impaired reporting unit.  We recognized impairment losses during 2006 and 2005 in our Croatia operations.

Impairment or disposal of long-lived assets

Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, including customer relationships and certain broadcast licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the nature, manner or use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.

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

Assets to be disposed are required to be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held-for-sale are required to be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.

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

Foreign exchange

Our reporting currency and functional currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt.  In addition, our Senior Notes are denominated in Euros.  Our operations in Romania and Ukraine, which account for approximately 41% of our 2007 consolidated revenues, and our corporate holding companies, have a functional currency of the dollar. All of our other operations have functional currencies other than the dollar.

We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our Consolidated Statement of Operations; we recognized a transaction gain of US$ 38.0 million in 2005 and transaction losses of US$ 44.9 and US$ 34.4 million in 2006 and 2007 respectively, largely as a result of the change in the dollar value of our Euro-denominated Senior Notes.

The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses.  Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income/(Loss), a component of Shareholders’ Equity.

Determination of the functional currency of an entity requires considerable management judgment, which is essential and paramount in this determination.  This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured.  If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some or all of our operations, potentially changing the amounts we report as transaction gains and losses in the Consolidated Statement of Operations as well as the Translational gains and losses charged or credited to Accumulated Other Comprehensive Income/(Loss).  In establishing functional currency, specific facts and circumstances are considered carefully, and judgment is exercised as to what types of information might be most useful to investors.

On May 2, 2005, we made a loan of US$ 465.5 million to a 100% wholly-owned subsidiary holding our operations in the Czech Republic.  This loan was converted to CZK 11,425 million during the second quarter of 2005 and CZK 738 million (US$ 30.5 million at the date of conversion) of this balance was capitalized as equity on August 25, 2005.  The loan has a balance of CZK 10,687 million (US$ 591.2 million) as at December 31, 2007.

During the year ended December 31, 2007, a foreign exchange adjustment of US$ 79.2 million arose on inter-company foreign currency transactions, primarily consisting of this inter-company loan.  As these transactions are long-term in nature as contemplated by FASB Statement No. 52 “Foreign Currency Translation” paragraph 20(b), the foreign exchange adjustments are reported in the same manner as translation adjustments in “Other Comprehensive Income”, a separate component of equity.  Foreign exchange adjustments on inter-company transactions that are not long-term in nature are included in our determination of net income, and accordingly if we determined that the loan was no longer long-term in nature we would be required to record subsequent foreign exchange adjustments as income or expense in our Consolidated Statement of Operations.

Contingencies

We are currently involved in certain legal proceeding and, as required, accrue our estimate of the probable costs for the resolution for these claims.  These estimates have been developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  See Item 8, Note 20, “Commitments and Contingencies” for more detailed information on litigation exposure.

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

FAS 157 was to be effective in its entirety for fiscal years beginning after November 15, 2008, however in February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which deferred the effective date of certain elements of FAS 157 to fiscal years beginning November 15, 2008. Under FSP FAS 157-2, application of FAS 157 may be deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect that the adoption of those parts of FAS 157 not deferred by FSP FAS 157-2 will result in a material impact on our financial position and results of operations.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 gives entities the option to prospectively measure many financial instruments and certain other items at fair value in the balance sheet with changes in the fair value recognized in the income statement. FAS 159 is effective for fiscal years beginning after November 15, 2008, although entities may elect to adopt the statement early. We do not currently expect to elect to use the fair value option for any currently recognized assets or liabilities and therefore we do not expect that the adoption of FAS 159 will result in a material impact on our financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the impact this statement will have on our financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the impact this statement will have on our financial position and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 Section D.2 of Topic 14 “Year-End Help for Expensing Employee Stock Options.” SAB 110 allows the continued use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options beyond December 31, 2007 and is effective from January 1, 2008. We have continued to use the simplified method and therefore we do not expect the adoption of SAB 110 will result in any impact on our financial position or results of operations.

Vll.  Related party matters

Overview

There is a limited local market for many specialist television services in the countries in which we operate, many of which are provided by parties known to be connected to our local shareholders.  As stated in FAS 57 “Related Party Disclosures” transactions involving related parties cannot necessarily be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a “connected” party is one in which we are aware of a family or business connection to a shareholder. We have entered into related party transactions in all of our markets. For detailed discussion of all such transactions, see Item 8, Note 21 “Related Party Transactions”.

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 591.9 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 553.4 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at December 31, 2007 was a liability of US$ 16.2 million (2006: US$ 12.5 million).

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Item 8, Note 6, “Senior Notes”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at December 31, 2007, we have four tranches of debt that provide for interest at a spread above a base rate of EURIBOR or PRIBOR, and four tranches of debt, which were maintained with a fixed interest rate.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at December 31, 2007

Expected Maturity Dates	2008	2009	2010	2011	2012	Thereafter

Total Debt in Euro (000’s)
Fixed Rate	-	-	-	-	245,000	-
Average Interest Rate	-	-	-	-	8.25%	-
Variable Rate	479	-	-	-	-	150,000
Average Interest Rate	9.04%	-	-	-	-	6.20%

Total Debt in US$ (000’s)
Fixed Rate	-	1,700	-	-	-	-
Average Interest Rate	-	9.00%	-	-	-	-

Total Debt in CZK (000’s)
Variable Rate	250,000	-	-	-	-	-
Average Interest Rate	5.59%	-	-	-	-	-

Variable Interest Rate Sensitivity as at December 31, 2007

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at December 31, 2007 (US$ 000’s)	Interest Rate as at December 31, 2007	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
221,498	6.20%	13,733	15,948	18,163	20,378	22,593	24,808
(EUR 150.5 million)
13,829	5.59%	773	911	1,050	1,188	1,326	1,464
(CZK 250.0 million)
Total		14,506	16,859	19,213	21,566	23,919	26,272

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

London, United Kingdom

February 28, 2008

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$142,826	$145,904
Restricted cash (Note 7)	1,286	4,954
Accounts receivable (net of allowance) (Note 8)	225,037	152,505
Income taxes receivable	1,234	3,053
Program rights, net	77,112	59,645
Other current assets (Note 9)	82,329	47,555
Total current assets	529,824	413,616
Non-current assets
Investments (Note 5)	16,559	19,214
Property, plant and equipment, net (Note 10)	180,311	115,805
Program rights, net	108,362	76,638
Goodwill (Note 4)	1,114,347	905,580
Broadcast licenses, net (Note 4)	237,926	198,730
Other intangible assets, net (Note 4)	135,732	71,942
Other non-current assets (Note 9)	15,374	17,475
Total non-current assets	1,808,611	1,405,384
Total assets	$2,338,435	$1,819,000

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)

	December 31, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 11)	$156,324	$119,717
Duties and other taxes payable	29,945	31,707
Income taxes payable	27,705	12,434
Credit facilities and obligations under capital leases (Note 12)	15,090	13,057
Dividends payable to minority shareholders in subsidiaries	1,226	-
Deferred consideration – Croatia	-	4,010
Deferred consideration – Ukraine	-	200
Deferred consideration – Romania	2,208	-
Deferred tax	272	1,836
Total current liabilities	232,770	182,961
Non-current liabilities
Credit facilities and obligations under capital leases (Note 12)	5,862	6,359
Senior Notes (Note 6)	581,479	487,291
Income taxes payable	2,495	3,000
Deferred tax	73,340	58,092
Other non-current liabilities	19,527	19,342
Total non-current liabilities	682,703	574,084
Commitments and contingencies (Note 20)
Minority interests in consolidated subsidiaries	23,155	26,189
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of US$ 0.08 each (December 31, 2006 – nil)	-	-
36,003,198 shares of Class A Common Stock of US$ 0.08 each (December 31, 2006 – 34,412,138)	2,880	2,753
6,312,839 shares of Class B Common Stock of US$ 0.08 each (December 31, 2006 – 6,312,839)	505	505
Additional paid-in capital	1,051,336	931,108
Retained Earnings / (Accumulated deficit)	53,619	(31,730)
Accumulated other comprehensive income	291,467	133,130
Total shareholders’ equity	1,399,807	1,035,766
Total liabilities and shareholders’ equity	$2,338,435	$1,819,000

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2007	2006	2005
Net revenues	$839,991	$603,115	$400,978
Operating costs	117,959	90,060	65,138
Cost of programming	330,303	227,509	148,837
Depreciation of station property, plant & equipment	33,294	25,795	16,367
Amortization of broadcast licenses and other intangibles (Note 4)	24,984	18,813	11,180
Cost of revenues	506,540	362,177	241,522
Station selling, general and administrative expenses	72,034	65,412	46,382
Corporate operating costs	55,373	34,104	25,547
Impairment charge (Note 4)	-	748	35,331
Operating income	206,044	140,674	52,196
Interest income	5,728	6,365	4,124
Interest expense	(54,999)	(44,228)	(29,387)
Foreign currency exchange (loss) / gain, net	(34,441)	(44,908)	37,968
Change in fair value of derivatives	(3,703)	(12,539)	-
Other income / (expense)	7,891	3,038	(4,705)
Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	126,520	48,402	60,196
Provision for income taxes (Note 15)	(20,795)	(14,962)	(16,691)
Income before minority interest, equity in income of unconsolidated affiliates and discontinued operations	105,725	33,440	43,505
Minority interest in income of consolidated subsidiaries	(17,157)	(13,602)	(8,908)
Equity in (loss) / income of unconsolidated affiliates (Note 5)	-	(730)	8,238
Gain on sale of unconsolidated affiliate (Note 5)	-	6,179	-
Net income from continuing operations	88,568	25,287	42,835
Discontinued operations (Note 19):
Pre-tax income from discontinued operations (Czech Republic)	-	-	164
Tax on disposal of discontinued operations (Czech Republic)	-	(4,863)	(677)
Net loss from discontinued operations	-	(4,863)	(513)
Net income	$88,568	$20,424	$42,322

Currency translation adjustment, net	158,825	157,524	(33,354)
Obligation to repurchase shares (Note 13)	(488)	-	-
Total comprehensive income	$246,905	$177,948	$8,968

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2007	2006	2005

PER SHARE DATA (Note 17):
Net income / (loss) per share:
Continuing operations – Basic	$2.14	$0.63	$1.24
Continuing operations – Diluted	2.12	0.62	1.21
Discontinued operations – Basic	-	(0.12)	(0.01)
Discontinued operations – Diluted	-	(0.12)	(0.01)
Net income – Basic	2.14	0.51	1.22
Net income – Diluted	$2.12	$0.50	$1.19

Weighted average common shares used in computing per share amounts (000’s):
Basic	41,384	40,027	34,664
Diluted	41,833	40,600	35,430

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, January 1, 2005	21,049,400	$1,684	7,334,768	$587	$394,313	$(94,476)	$8,960	$311,068
Stock-based Compensation	-	-	-	-	3,127	-	-	3,127
Shares issued to PPF	3,500,000	280	-	-	120,603	-	-	120,883
Shares issued, net of fees	5,405,000	432	-	-	230,172	-	-	230,604
Stock options exercised	710,359	57	-	-	5,846	-	-	5,903
Conversion of Class B to Class A Common Stock	368,235	29	(368,235)	(29)	-	-	-	-
Net income	-	-	-	-	-	42,322	-	42,322
Currency translation adjustment	-	-	-	-	-	-	(33,354)	(33,354)
BALANCE, December 31, 2005	31,032,994	$2,482	6,966,533	$558	$754,061	$(52,154)	$(24,394)	$680,553
Stock-based Compensation	-	-	-	-	4,898	-	-	4,898
Shares issued, net of fees	2,530,000	202	-	-	168,452	-	-	168,654
Stock options exercised	95,450	8	100,000	8	3,697	-	-	3,713
Conversion of Class B to Class A Common Stock	753,694	61	(753,694)	(61)	-	-	-	-
Net income	-	-	-	-	-	20,424	-	20,424
Currency translation adjustment	-	-	-	-	-	-	157,524	157,524
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48						(3,219)		(3,219)
BALANCE, upon the adoption of FIN 48	34,412,138	$2,753	6,312,839	$505	$931,108	$(34,949)	$133,130	$1,032,547
Stock-based compensation	-	-	-	-	6,402	-	-	6,402
Shares issued, net of fees	1,275,227	102	-	-	109,751	-	-	109,853
Stock options exercised	315,833	25	-	-	4,075	-	-	4,100
Net income	-	-	-	-	-	88,568	-	88,568
Currency translation adjustment	-	-	-	-	-	-	158,825	158,825
Obligation to repurchase shares (Note 13)	-	-	-	-	-	-	(488)	(488)
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$53,619	$291,467	$1,399,807

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,568	$20,424	$42,322
Adjustments to reconcile net income to net cash generated from operating activities:
Loss from discontinued operations (Note 19)	-	4, 863	513
Equity in income of unconsolidated affiliates, net of dividends received	-	730	3,454
Gain on sale of unconsolidated affiliate (Note 5)	-	(6,179)	-
Depreciation and amortization	255,118	164,479	110,846
Impairment charge (Note 4)	-	748	35,331
Loss on disposal of fixed assets	-	1,292	685
Stock-based compensation (Note 16)	5,734	3,575	3,127
Minority interest in income of consolidated subsidiaries	17,157	13,602	8,908
Change in fair value of derivative instruments (Note 13)	3,703	12,539	-
Foreign currency exchange loss / (gain), net	34,441	44,908	(37,968)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(57,270)	(42,270)	1,693
Program rights	(255,147)	(173,345)	(110,364)
Other assets	(4,495)	(6,417)	11,989
Other accounts payable and accrued liabilities	7,882	16,908	(55,248)
Income taxes payable	15,423	(1,697)	9,597
Deferred taxes	(2,303)	9,705	(17,271)
VAT and other taxes payable	(5,941)	9,530	(4,070)

Net cash generated from continuing operating activities	102,870	73,395	3,544

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in restricted cash	(440)	5,516	(19,521)
Purchase of property, plant and equipment	(81,463)	(60,387)	(26,548)
Proceeds from disposal of property, plant and equipment	570	19	125
Investments in subsidiaries and unconsolidated affiliates	(156,535)	(72,603)	(35,305)
Partial consideration for acquisition of TV Nova (Czech Republic) group	-	-	(218,054)
Repayment of loans and advances to related parties	450	500	500
Net cash used in continuing investing activities	(237,418)	(126,955)	(298,803)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(US$ 000’s)

	For the Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Senior Notes	199,400	-	465,120
Proceeds from credit facilities	177,515	36,681	65,902
Payment of credit facilities and capital leases	(182,391)	(75,263)	(41,243)
Redemption of Senior Notes	(169,010)	-	-
Repayment of loans from unconsolidated affiliates	-	-	(5,827)
Repayment of notes for acquisition of TV Nova (Czech Republic) group	-	-	(491,703)
Repayment of liabilities on acquisition of Galaxie Sport	-	-	(3,000)
Excess tax benefits from share-based payment arrangements	668	-	-
Proceeds from exercise of stock options	4,100	3,713	5,903
Issuance of Class A Common Stock	109,853	168,654	230,604
Dividends paid to minority shareholders	(4,605)	(1,385)	(397)
Net cash received from financing activities	135,530	132,400	225,359

NET CASH USED IN DISCONTINUED OPERATIONS-OPERATING	(2,164)	(1,690)	(2,000)
Impact of exchange rate fluctuations on cash	(1,896)	(2,904)	(9,010)
Net (decrease) / increase in cash and cash equivalents	(3,078)	74,246	(80,910)
CASH AND CASH EQUIVALENTS, beginning of year	145,904	71,658	152,568
CASH AND CASH EQUIVALENTS, end of year	$142,826	$145,904	$71,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$46,313	$41,038	$19,402
Cash paid for income taxes (net of refunds)	$40,903	$35,831	$10,066

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Exchange of 3.5 million shares of Class A Common Stock to acquire the TV Nova (Czech Republic) group	-	$-	$120,883
Notes taken out to acquire TV Nova (Czech Republic) group	-	$-	$491,703
Exchange of Other receivable in connection with acquiring the TV Nova (Czech Republic) group	-	$-	$18,541
Purchase of Krsak interest in the TV Nova (Czech Republic) group financed with payable	-	$27,591	$24,683
Acquisition of property, plant and equipment under capital lease	$136	$702	$4,967
The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At December 31, 2007, we have operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at December 31, 2007 were:
Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)
Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o. (“OK”)	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CME Media Investments s r.o.	100.0%	Czech Republic	Subsidiary
VILJA a.s. (“Vilja”)	100.0%	Czech Republic	Subsidiary
CET 21 spol. s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL, a.s.	100.0%	Czech Republic	Subsidiary
HARTIC a.s.	100.0%	Czech Republic	Subsidiary
Galaxie sport, s r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary
CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision SRL (“Media Vision”)	95.0%	Romania	Subsidiary
MPI Romania B.V.	95.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media SRL (“Sport.ro”)	95.0%	Romania	Subsidiary
Media Pro Management S.A.	8.7%	Romania	Cost investment
Media Pro B.V.	10.0%	Netherlands	Cost investment
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary

A.R.J., a.s. (“ARJ”)	100.0%	Slovak Republic	Subsidiary
Markiza-Slovakia spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
GAMATEX spol. s r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)
Media Invest, spol s.r.o. (“Media Invest”)	100.0%	Slovak Republic	Subsidiary

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)
MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
Fit & Fun d.o.o.	100.0%	Slovenia	Subsidiary

International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd. (“TV Media Planet”)	60.0%	Cyprus	Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	60.0%	Ukraine	Subsidiary
Ukrainian Media Services LLC	99.9%	Ukraine	Subsidiary
Ukrpromtorg-2003 LLC (“Ukpromrtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC (“Gravis”)	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate
Tor LLC (“Tor”)	60.4%	Ukraine	Subsidiary
Zhysa LLC (“Zhysa”)	60.4%	Ukraine	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Development Corporation	100.0%	Delaware (USA)	Subsidiary

CME SR d.o.o.	100.0%	Serbia	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Program distribution revenue

Program distribution revenue is recognized when the relevant agreement has been entered into, the product is available for delivery, collectability of the cash is reasonably assured and all of our contractual obligations have been satisfied.

Barter transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services.  Revenue from barter transactions is recognized as income when advertisements are broadcast.  Expenses are recognized when goods or services are received or used.  We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable.  Barter revenue amounted to US$ 5.1 million, US$ 8.2 million and US$ 7.0 million for the years ending December 31, 2007, 2006 and 2005, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives assigned to each major asset category as below:

Asset category	Estimated useful life
Land	Indefinite
Buildings	25 years
Station machinery, fixtures and equipment	4 – 8 years
Other equipment	3 – 8 years
Software licenses	3 – 5 years

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

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

No impairment has been recognized for any long-lived assets in 2007, 2006, or 2005.

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

Program rights are amortized on a systematic basis over their expected useful lives, depending on their categorization.  The appropriateness of the amortization profiles are reviewed regularly and are as follows:

	Amortization %
Type of programming	Run 1	Run 2	Run 3	Run 4	Run 5
Special blockbuster	30%	25%	20%	15%	10%
Films and series, 2 runs	65%	35%	-	-	-
Films and series, 3 runs	60%	30%	10%	-	-
Long-run series, Ukraine	85%	15%	-	-	-
Concerts, documentaries, film about film, etc.	100%	-	-	-	-

A “special blockbuster” must meet specific requirements to be classified as such, while the number of runs in other films and series is generally described in the license agreement.

During the fourth quarter of 2007, we conducted a comprehensive examination of the appropriateness of our program rights policy. This review included a comprehensive review of the relative value generated by all runs in past periods. We concluded that the existing allocation for films and series of 65% on showing the first run and 35% on showing the second run was still appropriate with one exception. Past performance showed that locally-produced series with more than 60 episodes in Ukraine generated less value on the second run. Consequently, from October 1, 2007 these titles were amortized 85% on showing the first run and 15% on showing the second run. The impact on this change is a higher amortization charge of approximately US$ 6.1 million for the year 2007. Had we continued with our policy to amortize long-run series in Ukraine by 65% on the first run and 35% on the second run from October 1, 2007 to December 31, 2007 our net income, basic net income per common share and diluted net income per common share would have increased to US$ 94.6 million, US$ 2.29 and US$ 2.26 respectively.

Produced program rights

Program rights that are produced by us are stated at the lower of cost less accumulated amortization or net realizable value.  The amortization charge is based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs.  Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program.  To the extent that expected revenues are insufficient, the program rights are written down to their net realizable value.

Produced program rights are classified as current or non-current assets based on anticipated usage.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of consideration paid over the fair value of net tangible and other identifiable intangible assets acquired in a business combination.  In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the carrying value of goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Potential impairment is identified when the carrying value of a reporting unit (including its goodwill), exceeds its fair value.  Goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.  In accordance with FAS 142, we have determined that our reporting units are the same as our operating segments.

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

Indefinite-lived intangible assets are not amortized.  We evaluate indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under FAS 142, an impairment loss is recognized if the carrying value of an indefinite-lived intangible asset exceeds its fair value.

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

Income Taxes

We account for income taxes under the asset and liability method as set out in FASB Statement No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Foreign Currency

Translation of financial statements

Our reporting currency and functional currency is the dollar.  The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses.  Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income/(Loss), a component of Shareholders’ Equity.  Translation adjustments arising from intercompany financing that is a long-term investment in nature is accounted for in a similar manner.  At December 31, 2007, a translation gain of US$ 79.2 million (December 31, 2006: a gain of US$ 77.3 million) related to intercompany financing that is a long-term investment in nature is included in Accumulated Other Comprehensive Income.

Transactions in foreign currencies

Gains and losses from foreign currency transactions are included in Foreign currency exchange (loss)/gain, in the Consolidated Statement of Operations in the period during which they arise.

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

Financial Instruments

Fair value of financial instruments

The carrying value of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items.  The fair value of our Senior Notes is included in Note 6, “Senior Notes”.

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

Put options and obligations to repurchase shares

Put options written on the stock of a consolidated subsidiary which do not provide net settlement and obligations to repurchase our shares by transferring assets are accounted for in accordance with FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”) and EITF No. 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in the Stock of a Consolidated Subsidiary” where applicable.  These instruments are recorded in the Consolidated Balance Sheet at fair value. At December 31, 2007 the fair value of put options are considered to be US$ nil (2006: US$ nil) and the fair value of obligations to repurchase shares is US$ 0.5 million (2006: US$ nil). See Note 13 “Financial Instruments”.

Stock-Based Compensation

On January 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of stock-based compensation at fair value, using the modified prospective transition method.  Under that method, we recognized compensation cost for the requisite service rendered in the year ended December 31, 2006, for (a) awards granted prior to, but not vested as of, January 1, 2006, based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).  We did not restate prior periods.  Our adoption of FAS 123(R) did not have a material impact on our Consolidated Statements of Operations or Cash Flows because we had previously adopted the fair value recognition provisions of FAS 123 prospectively for employee stock option awards granted, modified, or settled beginning January 1, 2003, as contemplated by FAS 148, “Accounting for Stock-Based Compensation - Transition & Disclosure”.  Prior to January 1, 2003, we used the intrinsic method of accounting as defined in APB 25, “Accounting for Stock Issued to Employees”.

Pro Forma Disclosures

Had compensation costs for employee stock option awards granted, modified or settled prior to January 1, 2003 been determined consistent with the fair value approach required by FAS 123(R) for the year ended December 31, 2005, using the Black-Scholes option pricing model with the assumptions as estimated on the date of each grant, our net income and net income per common share would change on a pro forma basis as follows:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

		For the year ended December, 31
		2005
Net income	As Reported	$42,322
Add: Stock-based compensation expense included in reported net income, net of related tax effects	As Reported	3,127
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	Pro Forma Expense	(3,196)
Net income	Pro Forma	$42,253

Net income per share – Basic:	As Reported	$1.22
	Pro Forma	$1.22
Net income per share - Diluted:	As Reported	$1.19
	Pro Forma	$1.19

Contingencies

Contingencies are recorded in accordance with FASB Statement No. 5, “Accounting for Contingencies.”   The estimated loss from a loss contingency such as a legal proceeding or claim is recorded in the Consolidated Statement of Operations if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss has been incurred.

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

During 2003, we disposed of our former operations in the Czech Republic; all results of this disposal have been treated as discontinued operations (see Note 19, “Discontinued Operations”).

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ending December 31, 2007, 2006 and 2005 totaled US$ 11.8 million, US$ 10.2 million and US$ 6.6 million, respectively.

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

FAS 157 was to be effective in its entirety for fiscal years beginning after November 15, 2008, however in February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which deferred the effective date of certain elements of FAS 157 to fiscal years beginning November 15, 2008. Under FSP FAS 157-2, application of FAS 157 may be deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect that the adoption of those parts of FAS 157 not deferred by FSP FAS 157-2 will result in a material impact on our financial position and results of operations.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 gives entities the option to prospectively measure many financial instruments and certain other items at fair value in the balance sheet with changes in the fair value recognized in the income statement. FAS 159 is effective for fiscal years beginning after November 15, 2008, although entities may elect to adopt the statement early. We do not currently expect to elect to use the fair value option for any currently recognized assets or liabilities, therefore we do not expect that the adoption of FAS 159 will result in a material impact on our financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the impact this statement will have on our financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the impact this statement will have on our financial position and results of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 Section D.2 of Topic 14 “Year-End Help for Expensing Employee Stock Options.” SAB 110 allows the continued use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options beyond December 31, 2007 and is effective from January 1, 2008. We have continued to use the simplified method and therefore we do not expect the adoption of SAB 110 will result in any impact on our financial position or results of operations.

3.  ACQUISITIONS AND DISPOSALS

Croatia

Acquisition - Internet Dnevnik

On June 6, 2007, we purchased 76.0% of Internet Dnevnik d.o.o from Zeljko Anderlon and Dario Markus for cash consideration of EUR 0.5 million (approximately US$ 0.7 million). Internet Dnevnik d.o.o operates the largest blogging website in Croatia, Blog.hr.

Czech Republic

2006 Acquisition – CET 21

On April 3, 2006, the Czech Republic Media Council approved the transfer of the 1.25% interest in CET 21 held by Ceska Sporitelna, a.s. to Vilja and the transfer of the 1.25% interest in CET 21 held by CEDC to PPF (Cyprus) Ltd. (“PPF”),  On May 5, 2006, the Czech Republic Media Council approved the transfer of the PPF interest to Vilja and on May 16, 2006, Vilja acquired such interest after fulfillment of all conditions precedent set forth in the relevant transfer agreement. As a result of these transactions, we have a voting and economic interest in CET 21 of 100%.  Both of these transactions took place for nominal consideration.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Romania

Acquisition – MTS

In order to further our multi-channel strategy and strengthen our position in a fragmenting market, we acquired 100% of MTS on December 12, 2007 from companies owned or controlled by Adrian Anghel. In connection with this acquisition, we entered into an agreement with MTV Networks Europe (“MTV NE”) to license the trademark of MTV in Romania, an internationally recognized music television brand, as well as programming and other content. Total consideration for this acquisition was EUR 10.9 million (approximately US$ 16.1 million), of which EUR 9.4 million (approximately US$ 13.9 million) was paid in December 2007 and the remaining EUR 1.5 million (approximately US$ 2.2 million) will be payable by December 2008.

We performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets as at December 12, 2007.  The exercise is complete subject to the finalization of a detailed review of the tax position of MTS and the valuation of certain other assets.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Property, plant and equipment	$410
Intangible assets subject to amortization (1)	1,709
Other assets	827
Goodwill	17,253
Deferred tax liability	(273)
Other liabilities	(3,417)
Total purchase price (2)	$16,509
(1) The intangible assets subject to amortization is a Trademark and Programming Agreement with MTV NE which allows MTS access to MTV programming and to broadcast using the MTV name. This agreement is being amortized over 4.3 years.

(2) Includes acquisition costs of approximately US$ 0.4 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Acquisition of additional interest – Sport.ro

On December 14, 2006, we acquired 20.0% of Sport.ro from Silviu Prigoana for cash consideration of EUR 2.0 million (approximately US$ 2.6 million at the date of acquisition).  Sport.ro operates a sports channel focusing on local and international football, international boxing and a number of local Romanian sports.

On February 20, 2007, we acquired control of Sport.ro by acquiring an additional 50.0% interest from Nolsom Limited for cash consideration of EUR 4.2 million (approximately US$ 5.3 million at the date of acquisition).  We also acquired the remaining 30.0% of Sport.ro from Nolsom Limited on March 15, 2007 for cash consideration of EUR 2.5 million (approximately US$ 3.1 million at the date of acquisition).

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

2007 Acquisition of additional interest - Media Vision, MPI and Pro TV

On May 16, 2007, we acquired an additional 20.0% of Media Vision and on June 1, 2007 we acquired an additional 5.0% of Pro TV and MPI from companies owned by, or individuals associated with, Adrian Sarbu, the general director of our Romanian operations and now our Chief Operating Officer, for aggregate consideration of US$ 51.6 million, including acquisition costs.  We now own 95.0% voting and economic interests in Pro TV, MPI and Media Vision.  We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Mr. Sarbu has the right to sell the remaining shareholding in Pro TV and MPI that he holds personally to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided, that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at December 31, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

2006 Acquisition of additional interest - Pro TV, MPI and Media Vision

On February 17, 2006, we purchased 5.0% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million.  We completed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and identified separately identifiable assets.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Slovak Republic

Acquisition – Media Invest

On July 13, 2007, we purchased 100% of Media Invest from Jan Kovacik for cash consideration of SKK 1.9 billion (approximately US$ 78.5 million). Media Invest owns a 20.0% voting and economic interest in Markiza. Following this acquisition, we now have a 100.0% voting and economic interest in Markiza.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets as at July 13, 2007. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Property Plant and Equipment	$2,425
Intangible assets subject to amortization (1)	46,906
Intangible assets not subject to amortization (2)	2,405
Goodwill	26,757
Deferred tax liability	(9,761)
Minority interest	10,268
Other liabilities	(357)
Total purchase price (3)	$78,643
(1) The intangible assets subject to amortization comprises US$ 8.7 million relating to television broadcasting licenses, which are being amortized over 13 years and US$ 37.9 million in customer relationships, which are being amortized over one to fourteen years (weighted average: 13.8 years).

(2) Intangible assets not subject to amortization comprise trademarks.

(3) Total purchase price includes US$ 0.1 million of capitalized acquisition costs.

2006 Acquisition - ARJ

On January 23, 2006, we completed the acquisition of a controlling interest in Markiza by purchasing 100.0% of the share capital of ARJ.  ARJ owns 46.0% of the voting rights in Markiza.

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

As of January 23, 2006, we held an 80.0% voting interest in Markiza and an 89.8% voting interest in STS and increased our economic interest in our Slovak Republic operations from 70.0% to 80.0%.  The remaining minority interests in Markiza were held by our partners Jan Kovacik and Milan Fil’o through Media Invest. Markiza and STS were consolidated from the date of acquisition of ARJ.  STS was merged into Markiza on January 1, 2007.

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

Ukraine

Acquisition - Tor and Zhysa

On June 21, 2007, we completed the acquisition of a 60.4% interest in each of Tor and Zhysa from Dertus Finance Group Limited for total consideration of US$ 3.1 million, including acquisition costs. Zhysa and Tor are regional broadcasters in Ukraine.

We have completed our fair value exercise to allocate the purchase price to the acquired assets and liabilities and have allocated US$ 0.3 million to broadcast licenses and US$ 2.9 million to goodwill.

2006 Acquisition - Ukrpromtorg

On January 11, 2006, we completed the acquisition of a 65.5% interest in Ukrpromtorg, which owns 92.2% of Gravis, the operator of the KINO and CITI television channels, for consideration of approximately US$ 7.4 million, including acquisition costs.  US$ 5.1 million of the consideration was paid in 2005 and reported as acquisition costs on the consolidated balance sheet as at December 31, 2005, US$ 2.0 million was paid during 2006 and the remainder of the purchase price was paid during 2007.

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

4.  GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine (see Note 3, “Acquisitions and Disposals”).  No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at December 31, 2007, 2006, and 2005 is summarized as follows:

	Balance Dec 31, 2005	Additions	Allocation / Adjustment	Impairment charge	Foreign currency movement	Balance Dec 31, 2006

Croatia	$695	$-	$-	$(748)	$53	$-
Czech Republic	706,950	-	(7,580)	-	124,416	823,786
Romania	19,754	11,376	-	-	-	31,130
Slovak Republic	-	21,288	-	-	4,195	25,483
Slovenia	15,088	-	-	-	1,370	16,458
Ukraine (STUDIO 1+1)	4,096	-	-	-	-	4,096
Ukraine (KINO, CITI)	-	4,627	-	-	-	4,627
Total	$746,583	$37,291	$(7,580)	$(748)	$130,034	$905,580

	Balance Dec 31, 2006	Additions	Allocation / Adjustment	Impairment charge	Foreign currency movement	Balance Dec 31, 2007

Croatia	$-	$712	$-	$-	$61	$773
Czech Republic	823,786	-	-	-	127,500	951,286
Romania	31,130	43,537	-	-	-	74,667
Slovak Republic	25,483	26,757	-	-	5,395	57,635
Slovenia	16,458	-	-	-	1,935	18,393
Ukraine (STUDIO 1+1)	4,096	-	-	-	-	4,096
Ukraine (KINO, CITI)	4,627	2,870	-	-	-	7,497
Total	$905,580	$73,876	$-	$-	$134,891	$1,114,347

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Broadcast licenses:

The net book value of our broadcast licenses as at December 31, 2007, 2006, and 2005 is summarized as follows:

	Indefinite-lived broadcast licenses	Amortized broadcast licenses	Total
Balance, December 31, 2005	$18,936	$152,655	$171,591
Additions	6,475	9,033	15,508
Amortization	-	(15,758)	(15,758)
Foreign currency movements	933	26,456	27,389
Balance, December 31, 2006	$26,344	$172,386	$198,730
Additions	23,321	8,974	32,295
Amortization	-	(18,960)	(18,960)
Foreign currency movements	1,083	24,778	25,861
Balance, December 31, 2007	$50,748	$187,178	$237,926

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely. These licenses are subject to annual impairment reviews. Our licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, between two and ten years.  Our license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years.  Our license in the Slovak Republic has an economic life of, and is amortized on a straight-line basis over, thirteen years.

The gross value and accumulated amortization of amortized broadcast licenses was as follows at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Gross value	$241,100	$201,994
Accumulated amortization	(53,922)	(29,608)
Total net book value	$187,178	$172,386

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Other intangible assets:

The net book value of our other intangible assets as at  December 31, 2007, 2006 and 2005 is summarized as follows:

	Trademarks	Customer relationships	Other	Total
Balance, December 31, 2005	$32,560	$15,098	$-	$47,658
Additions	7,695	11,975	817	20,487
Amortization	-	(2,941)	(114)	(3,055)
Foreign currency movements	3,771	3,081	-	6,852
Balance, December 31, 2006	$44,026	$27,213	$703	$71,942
Additions	12,192	46,554	2,126	60,872
Amortization	(265)	(5,244)	(515)	(6,024)
Foreign currency movements	4,131	4,744	67	8,942
Balance, December 31, 2007	$60,084	$73,267	$2,381	$135,732

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over between one and fourteen years. Other than the trademark acquired with Sport.ro, which has an economic life of, and is being amortized over, two years, trademarks have an indefinite life.

The gross value and accumulated amortization of other intangible assets was as follows at:

	December 31, 2007	December 31, 2006
Gross value	$147,514	$76,869
Accumulated amortization	(11,782)	(4,927)
Total net book value	$135,732	$71,942

The estimated total annual amortization expense for our existing amortized broadcast licenses and other intangible assets will be approximately US$ 30.0 million for 2008 and for each of the years 2009 - 2012.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

5.  INVESTMENTS

We hold the following investments in unconsolidated affiliates:

			Carrying value
	Type of Affiliate	Effective Voting interest	December 31, 2007	December 31, 2006

Media Pro	Cost Method Investment	8.7%	$16,559	$16,559
Sport.ro	Equity-Accounted Affiliate	95.0% (1)	-	2,645
Other	Equity-Accounted Affiliate	Various	-	10
			$16,559	$19,214
(1) Our effective voting interest at December 31, 2006 , when Sport.ro was accounted for as an affiliate, was 18.0%.

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

On August 11, 2006, we acquired a 10.0% interest in Media Pro and following capital calls in which we did not participate, at December 31, 2007 we own 8.7%, which is accounted for using the cost method.  The remaining interests in Media Pro are held by Mr. Sarbu.

In consideration for the purchase of this interest, we paid EUR 8.0 million (approximately US$ 10.1 million at the date of acquisition) in cash and transferred our remaining 20.0% investment in Radio Pro.  As a result of this transaction, we recorded a gain of US$ 6.2 million on disposal.

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 16.5 million) and the value of our investment, as determined by an independent valuation at exercise.  This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu (see Note 3, “Acquisitions and Disposals, Romania”).  On acquisition, we determined the fair value of this put option to be US$ nil.

Sport.ro

On December 14, 2006, our Romania operations acquired 20.0% of Sport.ro from Silviu Prigoana for cash consideration of Euro 2.0 million (approximately US$ 2.6 million at the date of acquisition).  Subsequently, on February 20, 2007 we acquired control of the company and from then began to consolidate Sport.ro (see Note 3, “Acquisitions and Disposals – Romania”).

STS

On January 23, 2006, we acquired control of STS, the predecessor of Markiza, through our purchase of ARJ and consequently STS has been accounted for as a consolidated subsidiary from that date. STS was merged into Markiza on January 1, 2007.

Our share of income from Unconsolidated Affiliates in respect of STS (TV MARKIZA) was US$ (0.7) million and US$ 8.2 million for the years ended December 31, 2006 and 2005, respectively.  In the years ended December 31, 2006 and 2005 we received dividends of US$ 11.8 million and US$ 11.7 million, respectively, from STS (TV MARKIZA).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following is a summary of significant income statement items of STS (TV MARKIZA) for the year ending December 31, 2005:

For the Year Ended December 31, 2005
Net revenues	$64,266
Operating income	14,641
Net income	11,771
Currency translation adjustment	$(3,226)

6. SENIOR NOTES

Our Senior Notes consist of the following:

	Carrying Value		Fair Value
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

EUR 245.0 million 8.25% Senior Notes	$360,664	$322,666	$366,976	$353,722
EUR 125.0 million Floating Rate Senior Notes	-	164,625	-	170,181
EUR 150.0 million Floating Rate Senior Notes	220,815	-	204,806	-
	$581,479	$487,291	$571,782	$523,903

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

On May 16, 2007 we issued floating rate senior notes due May 2014 (the “2014 Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) in the aggregate principal amount of EUR 150.0 million, which bear interest at six-month EURIBOR plus 1.625% (6.198% was applicable at December 31, 2007).

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

2014 Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the 2014 Floating Rate Notes as at December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

7.  RESTRICTED CASH

Restricted cash consists of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Croatia	$424	$4,183
Slovenia	810	724
Ukraine	52	47
Total restricted cash	$1,286	$4,954

The balances in Slovenia represent minimum balances required to be kept in our accounts with ING Bank N.V (“ING”) pursuant to the terms of our revolving facility (see Note 12, “Credit Facilities and Obligations under Capital Leases”). The restricted cash balance in Croatia at December 31, 2006 represented residual amounts held in escrow that were payable to certain former owners of our. These amounts were paid on May 11, 2007.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

8.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Trading:
Third-party customers	$231,467	$156,701
Less allowance for bad debts and credit notes	(13,908)	(11,472)
Related parties	7,978	7,655
Less allowance for bad debts and credit notes	(656)	(798)
Total trading	$224,881	$152,086

Other:
Third-party customers	$57	$359
Less allowance for bad debts and credit notes	(27)	(103)
Related parties	187	454
Less allowance for bad debts and credit notes	(61)	(291)
Total other	$156	$419

Total accounts receivable	$225,037	$152,505

Bad debt expense for the years ending December 31, 2007, 2006 and 2005 was US$ 1.9 million, US$ 2.0 million and US$ 1.8 million, respectively.

At December 31, 2007, CZK nil (2006: CZK 600.0 million, approximately US$ 33.2 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 12, “Credit Facilities and Obligations Under Capital Leases”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

9.  OTHER ASSETS

Other current and non-current assets consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Current:
Prepaid programming	$50,914	$23,072
Other prepaid expenses	11,785	13,177
Deferred tax (Note 15)	3,652	2,124
VAT recoverable	4,520	2,562
Loan to related party (Note 21)	1,924	600
Capitalized debt costs	3,104	2,908
Other	6,430	3,112
Total other current assets	$82,329	$47,555
Non-current:
Capitalized debt costs	$10,310	$11,264
Loan to related party (Note 21)	-	1,603
Deferred tax (Note 15)	2,147	3,443
Other	2,917	1,165
Total other non-current assets	$15,374	$17,475

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes (see Note 6, “Senior Notes”), and are being amortized over the terms of the Senior Notes using the effective interest method.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Land and buildings	$84,515	$56,212
Station machinery, fixtures and equipment	173,123	115,238
Other equipment	31,512	21,980
Software licenses	21,517	15,495
Construction in progress	11,406	4,070
Total cost	322,073	212,995
Less: Accumulated depreciation	(141,762)	(97,190)
Total net book value	$180,311	$115,805
Assets held under capital leases (included in the above)
Land and buildings	$6,193	$5,541
Station machinery, fixtures and equipment	800	2,330
Total cost	6,993	7,871
Less: Accumulated depreciation	(1,368)	(1,877)
Net book value	$5,625	$5,994

For further information on capital leases, see Note 12, “Credit Facilities and Obligations under Capital Leases”.

Depreciation expense for the years ending December 31, 2007, 2006 and 2005 was US$ 34.1 million, US$ 26.6 million and US$ 16.7 million, respectively.  This includes corporate depreciation expense for the years ending December 31, 2007, 2006 and 2005 of US$ 0.8 million, US$ 0.8 million and US$ 0.4 million, respectively, which are included in corporate operating costs.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Accounts payable	$37,977	$47,447
Programming liabilities	49,457	32,316
Deferred income	7,126	3,212
Accrued staff costs	29,202	12,947
Accrued production costs	4,982	7,435
Accrued interest payable	5,930	5,375
Accrued legal costs	2,475	3,619
Accrued rent costs	999	1,163
Authors’ rights	5,522	943
Onerous contracts	2,832	-
Obligation to repurchase shares (Note 13)	488	-
Other accrued liabilities	9,334	5,260
Total accounts payable and accrued liabilities	$156,324	$119,717

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

12.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities consist of the following at December 31, 2007 and December 31, 2006:

		December 31, 2007	December 31, 2006
Credit facilities:
Corporate	(a)	$-	$-
Croatia	(b)	-	847
Czech Republic	(c) – (e)	13,829	11,975
Romania	(f)	683	-
Slovenia	(g)	-	-
Ukraine (KINO, CITI)	(h)	1,700	1,703
Total credit facilities		$16,212	$14,525

Capital leases:
Croatia operations, net of interest		$-	$19
Romania operations, net of interest		242	495
Slovak Republic operations, net of interest		86	154
Slovenia operations, net of interest		4,412	4,223
Total capital leases		$4,740	$4,891

Total credit facilities and capital leases		$20,952	$19,416
Less current maturities		(15,090)	(13,057)
Total non-current maturities		$5,862	$6,359

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 147.2 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 73.6 million) also arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING and Ceska Sporitelna, a.s. (“CS”) are participating in the EBRD Loan for EUR 75.0 million (approximately US$ 110.4 million) in aggregate.

We also entered into a supplemental agreement with EBRD on August 22, 2007 to amend the interest rate payable on the initial EUR 100.0 million loan, as a result of which the EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan.  The available amount of the EBRD Loan amortizes by 15.0% every six months from May 2009 to November 2010 and by 40.0% in May 2011.

Covenants contained in the EBRD Loan are similar to those contained in our Senior Notes (see below and Note 6 “Senior Notes”).  In addition, the EBRD Loan’s covenants restrict us from making principal repayments on other new debt of greater than US$ 20.0 million per year for the life of the EBRD Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The EBRD Loan is a secured senior obligation and ranks pari passu with all existing and future senior indebtedness, including the Senior Notes, and is effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amount drawn is guaranteed by two subsidiary holding companies and is secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of the EBRD Loan restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets. EUR 100.0 million (approximately US$ 147.2 million) of this loan was drawn down on April 18, 2007 and repaid on June 1, 2007. There were no drawings under this facility as at December 31, 2006 or December 31, 2007.

Croatia

(b) On March 28, 2007, we repaid EUR 0.6 million (approximately US$ 0.9 million) which was the total amount outstanding to our Croatia operations under two loan agreements with Hypo Alpe-Adria Bank d.d. Following repayment of this loan, the security held by the bank was released.

Czech Republic

(c) As at December 31, 2007, there were no drawings by CET 21 under a credit facility of CZK 1.2 billion (approximately US$ 66.4 million) available until December 31, 2010 with CS.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%. A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS. On July 10, 2007, CZK 860.0 million (approximately US$ 47.6 million) was drawn down under this facility, of which CZK 260.0 million (approximately US$ 14.4 million) was repaid on July 31, 2007, and CZK 600.0 million (approximately US$ 33.2 million) was repaid on September 14, 2007.

(d) As at December 31, 2007, CZK 250.0 million (approximately US$ 13.8 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at December 31, 2007 was 3.94%). This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s..

(e) As at December 31, 2007, there were no drawings under a CZK 300.0 million (approximately US$ 16.6 million) factoring facility with Factoring Ceska Sporitelna, a.s. available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) Two loans from San Paolo IMI Bank, assumed on acquisition of MTS, were outstanding as at December 31, 2007 and repaid in January 2008.

Slovenia

(g) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 55.2 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at December 31, 2007, EUR 30.0 million (approximately US$ 44.2 million) was available for drawing under this revolving facility and there were no drawings outstanding.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Ukraine (KINO, CITI)

(h) Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at December 31, 2007, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Total Group

At December 31, 2007, the maturity of our debt (including our Senior Notes) is as follows:

2008	$14,512
2009	1,700
2010	-
2011	-
2012	360,664
2013 and thereafter	220,815
Total	$597,691

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at December 31, 2007:

2008	$1,102
2009	1,038
2010	530
2011	497
2012	797
2013 and thereafter	3,281
$7,245
Less: amount representing interest	(2,505)
Present value of net minimum lease payments	$4,740

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

13.  FINANCIAL INSTRUMENTS

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 591.9 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 553.4 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at December 31, 2007 was a US$ 16.2 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 6 “Senior Notes”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

On October 30, 2007, we entered into a purchase agreement with Igor Kolomoisky and certain parties related to him in order to allow us to acquire a 21.665% interest in each of IMS and Innova and a 15.164% interest in Studio 1+1 (collectively, the “Optioned Interests”).

Under the purchase agreement, we agreed to acquire 100% of Torcensta Holding Ltd (“Torcensta”) following its becoming the owner of the Optioned Interests and the satisfaction of other conditions to closing.  In the event we exercise such option, the consideration shall be an amount equal to the lesser of (i) US$ 140.0 million and (ii) 4% of the number of our outstanding shares of Class A Common Stock at the time the Optioned Interests are acquired by Torcensta (using a weighted average trading price), provided, that in the event the lesser amount is US$ 140.0 million, Mr. Kolomoisky will have the option of receiving his consideration in cash or shares of our Class A Common Stock (using the weighted average trading price).

We consider that these interests constitute an obligation to repurchase our equity shares by transferring assets that is within the scope of FAS 150. Pursuant to paragraphs 23 and 24 of that standard we have accounted for this obligation by initially recording a liability equal to the fair value of the instrument, with an offsetting amount reducing equity, and subsequently recognizing any change in fair value in earnings.

At December 31, 2007 the fair value of the liability recognized was US$ 0.5 million and US$ nil had been recognized in earnings.

Under the terms specified in the contracts, if settlement was to occur at December 31, 2007, no payments of cash or shares would be due to Mr Kolomoisky and this will be the case until he is able to cause Torcensta to become the beneficial owner of the Optioned Interests.

In the event Mr Kolomoisky is able to cause the transfer of the Optioned interest, the amount, or number of shares he will receive will vary based on (a) the value of our shares, (b) the number of class A shares outstanding and (c) US$ 140.0 million. The maximum we would be obligated to pay to Mr. Kolomoisky would be US$ 140.0 million or shares to that value. The purchase agreement has been terminated by an assignment agreement entered into on January 31, 2008 by us, Mr. Kolomoisky and certain parties related to him (see Note 22, “Subsequent Events – Ukraine”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

14.  SHAREHOLDERS' EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $ 0.08 par value, were authorized as at December 31, 2007 and 2006.  None were issued and outstanding as at December 31, 2007 and 2006.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at December 31, 2007 and 2006.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights.  The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share.  Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On August 30, 2007, we issued 1,275,227 unregistered shares of our Class A Common Stock to Igor Kolomoisky for net proceeds of US$ 109.9 million.

On March 29, 2006, we sold 2,530,000 shares of our Class A Common Stock in a public offering and received net proceeds of approximately US$ 168.7 million.

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

On August 28, 2006, Ronald Lauder exercised options over 100,000 shares of Class B Common Stock.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

15.  INCOME TAXES

As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income from continuing operations before provision for income taxes have been analyzed between their Netherlands and non-Netherlands components.  Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.

Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations:

The Netherlands and non-Netherlands components of income from continuing operations before income taxes are:

	For the Years Ended December 31,
	2007	2006	2005
Domestic	$(102,532)	$(43,777)	$(2,270)
Foreign	229,052	92,179	62,466
	$126,520	$48,402	$60,196

Total tax charge for the years ended December 31, 2007, 2006 and 2005 was allocated as follows:

	For the Years Ended December 31,
	2007	2006	2005
Income tax expense from continuing operations	$20,795	$14,962	$16,691
Income tax expense from discontinued operations	-	4,863	677
Currency translation adjustment in accumulated other comprehensive income	20,202	22,878	(3,266)
Total tax charge	$40,997	$42,703	$14,102

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consists of:

	For the Years Ended December 31,
	2007	2006	2005
Current income tax expense:
Domestic	$(20,046)	$(22,745)	$186
Foreign	51,815	36,009	25,512
	$31,769	$13,264	$25,698
Deferred tax expense / (benefit):
Domestic	$-	1,467	$(1,467)
Foreign	$(10,974)	231	(7,540)
	$(10,974)	$1,698	$(9,007)

Provision for income taxes	$20,795	$14,962	$16,691

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005
Income taxes at Netherlands rates (2007: 25.5%: 2006: 29.6%, 2005: 31.5%)	$32,259	$14,326	$18,961
Jurisdictional differences in tax rates	(17,227)	(10,432)	(15,685)
Tax effect of Croatian goodwill impairment	-	149	1,983
Effect of change in tax law relating to investment allowances claimed in previous years	-	(2,065)	-
Interest expense disallowed	4,347	7,365	-
Tax effect of other permanent differences	2,597	(656)	4,921
Effect of change in tax rates	(9,271)	89	620
Change in valuation allowance	12,182	6,107	5,115
Other	(4,092)	79	776
Provision for income taxes	$20,795	$14,962	$16,691

The amount included in 2007 for effect of changes in tax rates includes US$ 9.1 million arising from the enactment of lower tax rates for future years in the Czech Republic.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Components of Deferred Tax Assets and Liabilities

The following table shows the significant components included in deferred income taxes as at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Assets:
Tax benefit of loss carry-forwards and other tax credits	$30,798	$16,880
Programming rights	3,734	4,098
Property, plant and equipment	1,607	995
Accrued expense	5,476	4,205
Other	1,524	691
Gross deferred tax assets:	$43,139	$26,869
Valuation allowance	(31,964)	(16,574)
Net deferred tax assets	$11,175	$10,295

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(67,606)	$(57,036)
Property, plant and equipment	(3,688)	(2,936)
Temporary difference due to timing	(7,694)	(4,684)
Total deferred tax liabilities	$(78,988)	$(64,656)
Net deferred income tax liability:	$(67,813)	$(54,361)

Deferred tax is recognized on the Consolidated Balance Sheet as follows:

	December 31, 2007	December 31, 2006

Current deferred tax assets	$3,652	$2,124
Non-current deferred tax assets	2,147	3,443
	$5,799	$5,567

Current deferred tax liabilities	(272)	(1,836)
Non-current deferred tax liabilities	(73,340)	(58,092)
	$(73,612)	$(59,928)

Net deferred income tax liability	$(67,813)	$(54,361)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We provided a valuation allowance against potential deferred tax assets of US$ 32.0 million and US$ 16.6 million as at December 31, 2007 and 2006, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.  Of the valuation allowance recorded at December 31, 2007, US$ 0.8 million would reverse through goodwill.

During 2007, we had the following movements on valuation allowances:

Balance at December 31, 2006	$16,574
Charged to costs and expenses	12,182
Charged to other accounts	2,000
Foreign exchange	1,208
Balance at December 31, 2007	$31,964

As of December 31, 2007 we have operating loss carry-forwards that will expire in the following periods:

Year	2008	2009	2010	2011	2012	Indefinite
Austria						12,328

Croatia			463	9,759	27,062

Czech Republic	24	1,656	3,108	31	49

Slovenia						12,385

Ukraine						10,203

Cyprus						185

Romania					533

Total	$24	$1,656	$3,571	$9,790	$27,644	$35,101

In addition there is a ruling deficit in The Netherlands of US$ 54.6 million which is available to offset future taxable profits in excess of the minimum amounts agreed with the Netherlands tax authorities.  The ruling deficit includes tax losses of US$ 28.2 million which will be subject to a nine-year statute of limitations.

The losses and ruling deficit are subject to examination by the tax authorities and to restriction on their utilization.  In particular the losses and ruling deficit can only be utilized against profits arising in the legal entity in which they arose.  We have provided 100.0% valuation allowances against the operating loss carry-forwards arising in Austria, Croatia, Czech Republic, Slovenia, Ukraine, Romania and the ruling deficit in The Netherlands as we consider it more likely than not that we will fail to utilize these tax benefits.

We have not provided income taxes or withholding taxes on US$ 354.2 million (2006: US$ 227.0 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free.  It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On January 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions.  As a result of the implementation of FIN 48, we recognized an additional liability of approximately US$ 1.7 million for unrecognized tax benefits, which was accounted for as an increase to our retained deficit as at January 1, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes. At January 1, 2007 we had an accrual of US$ 1.8 million in respect of interest and penalties, of which US$ 1.5 million was accounted for as an increase to our retained deficit at that date.  The liability for accrued interest and penalties at December 31, 2007 is US$ 1.0 million.  The net decrease for the year of US$ 0.8 million arose primarily as a result of statute of limitations expiring and this amount was recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance, January 1, 2007	$3,575
Decreases for tax positions taken during a prior period	(1,279)
Increases for tax positions taken during the current period	34
Decreases resulting from the expiry of the statute of limitations	(1,122)
Other	515
Balance, December 31, 2007	$1,723

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 1.4 million. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately US$ 0.6 million within 12 months of the reporting date as a result of tax audits closing and statutes of limitations expiring.

Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions including the United States. As at December 31, 2007, analysed by major tax jurisdictions, the Company’s subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Croatia	2004
Czech Republic	2003
Germany	2005
Netherlands	2006
Romania	2003
Slovak Republic	2002
Slovenia	2002
Ukraine	2004
United States.	2001

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

16.  STOCK-BASED COMPENSATION

4,500,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (“the Plan”). Under the plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the Plan. Grants of options allow the holders to purchase shares of Class A or Class B stock at an exercise price, which is generally the market price prevailing at the date of the grant with vesting between one and four years after the awards are granted.

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 2007, the maximum contractual life of options issued was 10 years. Upon providing the appropriate written notification, holders pay the exercise price and receive the stock. Stock delivered under the Plan comes from the issuance of new shares. For the year ended December 31, 2007, US$ 4.1 million was received on exercise of options under the Plan. The intrinsic value of awards exercised during 2007 was US$ 23.3 million (2006: US$ 8.2 million, 2005: US$ 24.7 million) and the income tax benefits realized thereon was US$ 1.1 million (2006: US$ 1.3 million, 2005 US$ nil).

The charge for stock-based compensation in our Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Stock-based compensation charged under FIN 44	$-	$-	$918
Stock-based compensation charged under FAS 123(R) (2005 FAS 123)	5,734	3,575	2,209
Total stock-based compensation	$5,734	$3,575	$3,127

We recognized an income tax benefit of US$ 0.5 million in respect of the compensation cost recognized in our Consolidated Statement of Operations (2006: US$ 0.5 million, 2005: US$ nil).  The charge for stock-based compensation cost related to awards that are not yet exercisable, and which have not yet been recognized in our Consolidated Statement of Operations at December 31, 2007 was US$ 17.8 million and the weighted average period over which it will be recognized is 1.8 years.

Stock-based compensation under FIN 44

For certain options issued in 1998 and 2000, our stock-based compensation charge was calculated according to FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”).  This requires that compensation costs for modified or variable awards are adjusted for increases and decreases in the intrinsic value in subsequent periods until that award is exercised, forfeited or expires unexercised, subject to a minimum of the original intrinsic value at the original measurement date.  The last of these options were exercised on December 15, 2005.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

•
Expected volatility. Expected volatility has been calculated based on an analysis of the historical stock price volatility of the company and its peers for the preceeding period corresponding to the options’ expected life.

•
Expected term. The expected term of options granted has been calculated following the “shortcut” method as outlined in section D 2, question 6 of SEC Staff Accounting Bulletin No. 107 “Share Based Compensation” because our options meet the definition of “plain vanilla” therein. Since insufficient data about holder exercise behavior is available to make estimates of expected term we have continued to apply the shortcut method in accordance with SAB 110.

The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2007, 2006 and 2005 were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.62%	4.76%	4.00%
Expected term (years)	4.93	5.89	6.25
Expected volatility	36.15%	43.44%	50.56%
Dividend yield	0%	0%	0%
Weighted-average fair value	$40.48	$31.67	$26.29
The following table summarizes information about stock option activity during 2007, 2006, and 2005:

	2007		2006		2005
	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)
Outstanding at beginning of year	1,288,575	$35.51	1,118,275	$22.23	1,705,017	$12.89
Awards granted	246,000	108.48	388,500	65.19	194,500	49.23
Awards exercised	(315,833)	12.98	(195,450)	18.54	(685,359)	8.08
Awards expired	(20,000)	23.00	-	-	-	-
Awards forfeited	(22,625)	51.79	(22,750)	40.38	(95,883)	11.90
Outstanding at end of year	1,176,117	$56.72	1,288,575	$35.51	1,118,275	$22.23

In addition to the amounts shown above, 25,000 options for shares of Class A Common Stock granted to a former director in August 1995 outside of our stock option plans were exercised in 2005.

The exercise of stock options is expected to generate a net operating loss carryforward in our Delaware subsidiary of US$ 11.6 million. No tax benefit has been recognized in respect of this loss, which will be recorded as an additional paid-in capital when it reduces income tax payable.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of exercise prices	Options outstanding
I.	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$0.01 - 20.00	264,200	5.79	$26,396	$16.07
$20.01 - 40.00	131,042	6.61	11,739	26.40
$40.01 - 60.00	265,875	7.93	16,832	52.67
$60.01 - 80.00	269,000	7.24	12,882	68.09
$80.01 - 100.00	52,500	5.58	1,376	89.77
$100.01 - 120.00	193,500	7.93	468	113.56
Total	1,176,117	7.04	$69,693	$56.72
Expected to vest	1,086,820	6.98	$65,489	$55.71

The following table summarizes information about stock options exercisable at December 31, 2007:

Range of exercise prices	Options exercisable
II.	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$0.01 - 20.00	208,200	5.76	$20,801	$15.80
$20.01 - 40.00	89,417	6.62	8,010	26.71
$40.01 - 60.00	96,375	7.80	6,101	51.04
$60.01 - 80.00	47,250	8.90	2,263	71.25
$80.01 - 100.00	-	-	-	-
$100.01 - 120.00	-	-	-	-
Total	441,242	6.72	$37,175	$31.65

17.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Net income available for common shareholders	$88,568	$20,424	$42,322

Weighted average outstanding shares of common stock (000’s)	41,384	40,027	34,664
Dilutive effect of employee stock options (000’s)	449	573	766
Common stock and common stock equivalents	41,833	40,600	35,430

Earnings per share:
Basic	$2.14	$0.51	$1.22
Diluted	$2.12	$0.50	$1.19

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

At December 31, 2007, 206,000 (2006: 319,435, 2005: 194,500) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share.  These may become dilutive in the future.

18.  SEGMENT DATA

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

Segment EBITDA is determined as segment net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our business segments for purposes of evaluating their performance and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our consolidated statements of operations ;

•	stock-based compensation charges;

•	foreign currency exchange gains and losses;

•	change in fair value of derivatives; and

•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments on assets or investments or gains on sale of unconsolidated affiliates).

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the years ending December 31, 2007, 2006 and 2005 for our consolidated statement of operations data and as at December 31, 2007 and 2006 for balance sheet data:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	Segment Net Revenues (1)			Segment EBITDA
	2007	2006	2005	2007	2006	2005
Country
Croatia (NOVA TV)	$37,193	$22,310	$22,030	$(13,882)	$(14,413)	$(15,866)
Czech Republic (2)	279,237	208,387	154,010	156,496	100,488	71,544
Romania (3)	215,402	148,616	103,321	93,075	65,860	43,803
Slovak Republic (TV MARKIZA)	110,539	73,420	64,266	41,532	20,805	17,240
Slovenia (POP TV and KANAL A)	69,647	54,534	48,770	22,767	19,842	19,337
Ukraine (STUDIO 1+1)	125,323	96,413	72,847	27,000	29,973	21,803
Ukraine (KINO, CITI) (4)	2,650	1,195	-	(7,293)	(3,713)	-
Total Segment Data	$839,991	$604,875	$465,244	$319,695	$218,842	$157,861
Reconciliation to Consolidated Statement of Operations and Comprehensive Income:
Consolidated Net Revenues / Income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$839,991	$603,115	$400,978	$126,520	$48,402	$60,196
Corporate operating costs	-	-	-	55,373	34,104	25,547
Impairment charge		-	-	-	748	35,331
Unconsolidated equity affiliates (5)	-	1,760	64,266	-	(1,292)	17,240
Depreciation of station property, plant & equipment	-	-	-	33,294	25,795	16,367
Amortization of broadcast licenses and other intangibles	-	-		24,984	18,813	11,180
Interest income	-	-	-	(5,728)	(6,365)	(4,124)
Interest expense	-	-	-	54,999	44,228	29,387
Change in fair value of derivatives	-	-	-	3,703	12,539	-
Foreign currency exchange loss / (gain), net	-	-	-	34,441	44,908	(37,968)
Other (income) / expense	-	-	-	(7,891)	(3,038)	4,705
Total Segment Data	$839,991	$604,875	$465,244	$319,695	$218,842	$157,861

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) We acquired TV NOVA (Czech Republic) in May 2005 and GALAXIE SPORT in September 2005.  We launched NOVA CINEMA in December 2007.

(3) Romanian networks are PRO TV, PRO CINEMA, ACASA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL for the year ended December 31, 2007. SPORT.RO was acquired on February 20, 2007 and MTV ROMANIA was acquired on December 12, 2007. For the years ended December 31, 2006 and 2005 Romanian networks were PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.

(4) We acquired our Ukraine (KINO, CITI) operations in January 2006.

(5) Unconsolidated equity affiliates were STS and Markiza in the Slovak Republic.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Years Ended December 31,
Depreciation of station property, plant & equipment and amortization of broadcast licenses and other intangibles:	2007	2006	2005

Croatia	$3,630	$2,920	$2,951
Czech Republic	28,810	24,274	15,960
Romania	10,511	5,811	3,829
Slovak Republic	6,784	4,070	2,599
Slovenia	4,650	4,004	2,947
Ukraine (STUDIO 1+1)	3,148	3,216	1,860
Ukraine (KINO, CITI)	745	490	-
Total	$58,278	$44,785	$30,146

Reconciliation to Consolidated Statement of Operations:
Unconsolidated equity affiliates	-	(177)	(2,599)

Total consolidated depreciation and amortization	$58,278	$44,608	$27,547
Represented as follows:
Depreciation of station property, plant & equipment	33,294	25,795	16,367
Amortization of broadcast licenses and other intangibles	24,984	18,813	11,180

	For the Years Ended December 31,
Capital expenditure:	2007	2006	2005

Corporate	$185	$1,990	$427
Croatia	6,836	2,114	4,342
Czech Republic	35,903	16,608	5,121
Romania	16,981	24,363	7,280
Slovak Republic	8,954	6,777	-
Slovenia	8,492	2,506	3,842
Ukraine (STUDIO 1+1)	2,592	6,029	5,536
Ukraine (KINO, CITI)	1,520	-	-
Total	$81,463	$60,387	$26,548

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	As at December 31,
Total assets (1):	2007	2006

Croatia	$44,787	$30,394
Czech Republic	1,429,256	1,200,894
Romania	360,144	206,850
Slovak Republic	203,302	86,872
Slovenia	89,984	67,919
Ukraine (STUDIO 1+1)	90,064	75,020
Ukraine (KINO, CITI)	17,854	13,293
Total segment assets	$2,235,391	$1,681,242

Reconciliation to Consolidated Balance Sheet:
Corporate	103,044	137,758
Total assets	$2,338,435	$1,819,000

	As at December 31,
Long-lived assets (1):	2007	2006

Croatia	$12,144	$6,804
Czech Republic	58,809	28,002
Romania	44,808	32,312
Slovak Republic	29,345	19,498
Slovenia	21,524	15,595
Ukraine (STUDIO 1+1)	7,380	7,965
Ukraine (KINO, CITI)	5,003	3,674
Total long-lived assets	$179,013	$113,850

Reconciliation to Consolidated Balance Sheet:
Corporate	1,298	1,955
Total Long-lived assets	$180,311	$115,805

(1) Segment assets exclude any inter-company investments, loans, payables and receivables

We do not rely on any single major customer or group of major customers.  No customer accounts for more than 10% of revenues.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

19. DISCONTINUED OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
Arbitration-related costs	$-	$-	$164
Income on disposal of discontinued operations	-	-	164
Tax on disposal of discontinued operations	-	(4,863)	(677)
Net loss from discontinued operations	$-	$(4,863)	$(513)

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

A total of US$ 15.0 million was received during October 2003 and a further US$ 20.3 million  was received on July 14, 2004.  The remainder of the sales price was offset against our payment obligations to PPF in connection with the acquisition of the TV Nova (Czech Republic) group.

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

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in The Netherlands in the period to 2009.  As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities, we have provided for the shortfall.  In our condensed consolidated statement of operations, we recognized a charge of US$ nil (2006: US$ 4.9 million, 2005: US$ 0.7 million) through discontinued operations.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

20.  COMMITMENTS AND CONTINGENCIES

Commitments

a)	Station Programming Rights Agreements

At December 31, 2007, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

December 31, 2007
Croatia	$12,212
Czech Republic	39,067
Romania	21,987
Slovak Republic	14,244
Slovenia	7,255
Ukraine (STUDIO 1+1)	12,671
Ukraine (KINO, CITI)	190
Total	$107,626
Of the US$ 107.6 million in the table above, US$ 87.2 million is payable within one year.

b)	Operating Lease Commitments

For the fiscal years ended December 31, 2007, 2006, and 2005 we incurred aggregate rent on all facilities of US$ 11.8 million, US$ 9.7 million and US$ 5.9 million.  Future minimum operating lease payments at December 31, 2007 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

December 31, 2007
2008	$5,439
2009	5,098
2010	1,312
2011	866
2012	306
2013 and thereafter	-
Total	$13,021

c)	Acquisition of minority shareholdings

Mr. Sarbu has the right to sell to us the remaining shareholding in Pro TV and MPI  that he holds personally under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at December 31, 2007, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

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

As at December 31, 2007 we provided US$ 3.3 million (US$ 1.0 million in non-current liabilities and US$ 2.3 million in current liabilities) and as at December 31, 2006 we provided US$ 5.5 million (US$ 3.0 million in non-current liabilities and US$ 2.5 million in current liabilities) of tax in The Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions, and recognized a charge of US$ nil (2006: US$ 4.9 million, 2005 US$ 0.7 million) through discontinued operations in our Consolidated Statement of Operations for the year ended December 31, 2007.

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 13.8 million) with CS.  This facility is secured by a pledge of receivables under the factoring agreement with Factoring Ceska Sporiteina.

The transfer of the receivables is accounted for as a secured borrowing under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the proceeds received recorded in the Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases.  The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

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

Croatia

Global Communications Disputes

On October 29, 2004, Operativna Kompanija d.o.o. (“OK”), our former operating company in Croatia, filed suit against Global Communications d.o.o. (“Global Communications”) claiming approximately HRK 53.0 million (approximately US$ 10.3 million) in damages. Global Communications is a company controlled by Ivan Caleta, who had previously operated Nova TV (Croatia) through OK. Global Communications, together with GRP Media d.o.o. (“GRP Media”), another company controlled by Mr. Caleta, had provided certain goods and services to OK and Nova TV (Croatia) in exchange for advertising time pursuant to an agreement dated April 10, 2001 (the “Global Agreement”). Global Communications and GRP Media were functionally managing the advertising inventory of Nova TV (Croatia). On December 31, 2003, Global Communications entered into a reconciliation agreement by which OK acknowledged that Global Communications was entitled to approximately 375,000 seconds of advertising time for goods and services previously provided. Following our acquisition of Nova TV (Croatia) and OK in July 2004, OK concluded that Global Communications had used all of its seconds by June 2004 based on a substantial discrepancy discovered between the utilization of advertising time recorded by Global Communications and that recorded by AGB Puls (“AGB”), an independent television audience measurement service operating in Croatia. In the course of its investigation of the usage of seconds by Global Communications, OK discovered that computer records of advertising seconds kept for OK may have been altered. OK brought a suit to recover amounts for advertising time used by Global Communications in excess of the 375,000 seconds agreed. Global Communications filed a counterclaim in January 2005 for HRK 68.0 million (approximately US$ 13.2 million), claiming that the AGB data is unreliable and that it is entitled to additional seconds under the previous agreement. The lower commercial court issued a judgment on July 12, 2006 in favor of Global Communications for the full amount of the counterclaim, and we appealed this decision on the basis of false and inadequate disclosure, wrongful application of substantive law and procedural error. Global Communications separately brought a claim against Nova TV (Croatia), on the same basis as the OK counterclaim. Both Global Communications and Nova TV (Croatia) requested the court to join this claim with the OK counterclaim but this request was denied. The lower commercial court issued a judgment on August 1, 2006 in favor of Global Communications for the full amount of the claim, after having denied submission of evidence supporting our defense. We also appealed this decision.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On January 25, 2007, Nova TV (Croatia) filed suit against Global Communications. The facts underlying the claim are substantially the same as those of the abovementioned claims, but Nova TV (Croatia) claimed that the Global Agreement and the two reconciliation agreements dated April 30, 2004 and June 30, 2004 (the “Reconciliation Agreements”), by which OK acknowledged the number of seconds of advertising time to which Global Communications was purportedly entitled, should be declared null and void under Article 141 of the Croatian Obligations Act. This provision is intended to protect a contractual party which has entered into unfair bargaining terms due to its dependency on the other contractual party. Global Communications, OK and Nova TV (Croatia) were all related parties (controlled by Ivan Caleta) and the contractual terms provided for the provision of 1,340,280 seconds by OK to Global Communications in exchange for certain transmitters. These seconds were valued at an aggregate of DEM 5 million (or DEM 3.73 per second; HRK 3.91 per second at the time) whereas the rate card price was DEM 97.18 or HRK 380.00 per second (i.e. a price that was 26 times higher). Other clients (unrelated parties) sampled from this period were paying between 382.50 HRK to 491.85 HRK per second. Nova TV (Croatia) argued for voidance of this contract because of its unconscionable terms which were detrimental to OK and Nova TV (Croatia) and beneficial solely to Global Communications (which, in its capacity as an advertising agency, on-sold these seconds to its clients at market rates, thereby reaping an extraordinary profit). Nova TV (Croatia) further claimed restitution for advertising seconds appropriated by Global Communications under the Global Agreement. The restitution amount was HRK 586.5 million (approximately US$ 114.2 million). The first hearing was held on September 24, 2007, and the judge denied the claim without permitting any arguments, evidence or witnesses.

Former Shareholder Dispute

On July 21, 2005, Narval A.M. d.o.o. (a company wholly-owned by Ivan Caleta), Studio Millenium d.o.o. and Richard Anthony Sheldon, three of the former shareholders of OK, filed suit against Nova TV (Croatia) for rescission of the sale and purchase contract pursuant to which they sold 75% of OK to Nova TV (Croatia) in July 2004 (the “OK Sale Contract”). Nova TV (Croatia) acquired OK immediately prior to our acquiring Nova TV (Croatia). The provisions of the OK Sale Contract required Nova TV (Croatia) to make payment to the four shareholders of OK by September 1, 2004, upon receipt of appropriate invoices and bank account details. The fourth shareholder, Pitos d.o.o., issued an invoice that was duly received by Nova TV (Croatia) and payment was made thereunder. The other three shareholders claim that they hand-delivered a joint invoice to one of the former directors of Nova TV (Croatia), but we disputed this. Under the Croatian Obligations Act, one party to a contract who has performed may unilaterally rescind a contract if the other party fails to perform after receipt of a written warning. On May 24, 2006, the lower commercial court decided in favor of the plaintiffs to rescind the OK Sale Contract and ordered the defendant to pay court costs. We appealed the decision on the basis that evidence supporting our position was not allowed to be presented to the court and we challenged the validity of the power of attorney purportedly issued by Richard Anthony Sheldon (a resident of the United Kingdom) to legal counsel representing the other plaintiffs.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On August 28, 2006, we received a lower court decision of an injunction against us (decided without a hearing) that, inter alia, prohibited a sale or encumbrance of 75% of the shares of OK. Although we appealed this decision, the appellate commercial court upheld the lower court’s judgment on November 21, 2006. On November 6, 2006, we were notified of a request for a further injunction that would, inter alia, prohibit us from taking any actions to decrease the value of OK and require the management of OK to report to a delegate of the former shareholders. We unsuccessfully sought the removal of the presiding judge, Raul Dubravec (who also presided over the Global Communications lawsuit against Nova TV (Croatia)). Mr. Dubravec ruled against us on December 18, 2006, requiring imposition of a temporary director for OK, which is not a remedy available under Croatian law under the facts of this action. Further, the temporary director who was appointed is one of the former directors of OK who countersigned the Reconciliation Agreements and is an associate of Ivan Caleta. Our appeal against this decision was denied on May 8, 2007.

Settlement Agreements

On November 26, 2007, Nova TV (Croatia) and OK entered into a settlement agreement with Global Communications and the former shareholders of OK to settle all outstanding litigation between the parties and release Nova TV (Croatia) and OK from claims relating to such litigation. In consideration of Global Communications withdrawing its claims, Nova TV (Croatia) agreed to withdraw its claims and pay Global Communications EUR 7.5 million  (approximately US$ 11.0 million) and provide advertising seconds to Global Communications over a two-year period with an aggregate value of EUR 2.0 million (approximately US$ 3.0 million). The advertising time is being provided to Global Communications pursuant to a separate advertising sales agreement that was signed on the same date.  In the event of certain breaches by Global Communications, Nova TV (Croatia) may terminate this agreement and pay Global Communications an amount in cash equal to sixty-five percent of the value of the unused advertising time at the date of such termination.

On November 26, 2007, Nova TV (Croatia) entered into settlement agreements with Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon to settle all outstanding litigation between the parties. In consideration of Narval A.M. d.o.o., Studio Millenium d.o.o. and Richard Anthony Sheldon withdrawing their claims, Nova TV (Croatia) has agreed to pay each of the parties HRK 111,700 (approximately US$ 23,000) due to them for their shares of OK under the OK Sale Contract.

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

On November 20, 2002, we received notice of a claim filed by Mrs. Zdenka Meglic, the founder and a former shareholder of MMTV 1 d.o.o (“MMTV”), against MMTV, a subsidiary of CME Media Enterprises B.V. In her claim against MMTV, Mrs. Meglic is seeking an amount equal to EUR 0.8 million (approximately US$ 1.2 million) for repayment of monies advanced to MMTV from 1992 to 1994 (in the amount of approximately EUR 0.1 million (approximately US$ 0.1 million)) plus accrued interest. On September 9, 2004, the court of first instance found against MMTV and issued a judgment requiring MMTV to pay an amount equal to EUR 0.8 million (approximately US$ 1.2 million) plus interest as well as costs. On September 24, 2004, MMTV filed an appeal against the judgment. On December 15, 2004, the appellate court vacated the judgment of the lower court and returned the case for further proceedings. At a hearing on September 4, 2007, the lower court denied the claim of Mrs. Meglic and ordered her to pay MMTV’s costs of litigation. Mrs. Meglic filed an appeal on September 24, 2007, which was rejected by the Court of Appeal on December 12, 2007. The Court of Appeal also confirmed the judgment of September 4, 2007. Mrs. Meglic filed an appeal with the Slovenian Supreme Court on February 13, 2008, to vacate the decision of the lower court. We do not believe Mrs. Meglic will prevail and we will file a response with the Supreme Court. We expect the Supreme Court to issue an in camera decision in connection with the appeal, which may take up to 15 months to be issued.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On December 23, 2005, we initiated international arbitration proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60.0% interest in Studio 1+1. Following the adoption of an amendment to the Ukraine Media Law in March 2006, our partners acknowledged their obligation to restructure to permit us to hold a 60.0% interest had ripened; and in September 2006, they entered into agreements to effect a restructuring. On November 9, 2006, the arbitration proceedings were suspended by mutual consent to permit the parties to implement the restructuring. On August 30, 2007, we succeeded in registering our Ukrainian subsidiary UMS as the owner of 42.0% of Studio 1+1. Together with our 18.0% indirect interest in Studio 1+1 held through Inter-Media, we now have a 60.0% interest in Studio 1+1.

On September 4, 2007, Mr. Fuchsmann and Mr. Rodnyansky sought to file a cross action in these international arbitration proceedings to compel the transfer by us of an interest in Ukrpromtorg to Mr. Fuchsmann and Mr.Rodnyansky. They allege that they are entitled to participate on a pro rata basis in our investment in Ukrpromtorg. This claim is based on the terms of our shareholders’ agreement pursuant to which we and our partners have a limited right to participate on a pro rata basis in investment opportunities in the Ukrainian media sector undertaken by the other. In our response to this cross action, we denied any breach of our shareholders’ agreement and requested that the tribunal hold the cross action inadmissible in the current arbitration proceedings, whose subject matter is the restructuring, and terminate these proceedings.

On January 31, 2008, we entered into a Framework Agreement with Mr. Fuchsmann and Mr. Rodnyansky.  Pursuant to the Framework Agreement, we have agreed to (i) purchase a 30.0% interest in the Studio 1+1 Group from Mr. Fuchsmann and Mr. Rodnyansky, (ii) grant Mr. Fuchsmann and Mr. Rodnyansky a put option and CME a call option on Mr. Fuchsmann’s and Mr. Rodnyansky’s remaining 10.0% interest in the Studio 1+1 Group and (iii) sell to Mr. Fuchsmann and Mr. Rodnyansky 10.0% of our interest in the companies that operate KINO and CITI. Prior to the completion of these transactions, we have agreed to suspend the arbitration proceedings. Following completion of the transaction, we have agreed with Mr. Fuchsmann and Mr. Rodnyansky to terminate the arbitration proceedings described above. The transaction is expected to close by the end of the second quarter of 2008. For additional information on the Framework Agreement and related transactions, see Note 22 “Subsequent Events – Ukraine”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

b)	Licenses

Regulatory bodies in each country in which we operate control access to available frequencies through licensing regimes. The analoge licenses to operate our terrestrial broadcast operations are effective for the following periods:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The NOVA CINEMA license expires in November 2019. The GALAXIE SPORT license expires in March 2014.

Romania	Licenses expire on dates ranging from November 2008 to February 2016.

Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2019.

Slovenia	The licenses of POP TV and KANAL A expire in August 2012.

Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016.  The license to broadcast for the remaining nine hours in off prime expires in August 2014.  Licenses held for Kino and Citi expire on dates ranging from November 2008 to July 2016.

We believe that the licenses for our license companies will be renewed prior to expiry or that we will receive digital licenses for our channels in replacement of current analogue licenses.  In Romania, the Slovak Republic, Slovenia and Ukraine local regulations contain a qualified presumption for extensions of broadcast licenses, according to which a broadcast license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime.

c)	Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

Corporate law in the Central and Eastern European countries in which we have operations stipulates generally that dividends may be declared by shareholders, out of yearly profits, subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses.  The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5.0%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5.0% to 25.0%).  The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together are less than 25.0% of consolidated net assets as at December 31, 2007.

21.  RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist television services in the countries in which we operate, many of which are provided by parties known to be connected to our local shareholders.  As stated in FASB Statement No. 57 “Related Party Disclosures” (“FAS 57”) transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a “connected” party is one in which we are aware of a family or business connection to a shareholder.

Related Party Transactions

Croatia

We contract with Concorde Media Beteiligungsgesellschaft mbH for the purchase of program rights.  This is a company connected to Dr. Herbert Kloiber, a Director of Central European Media Enterprises Ltd.  Our total purchases from Concorde Media Beteiligungsgesellschaft mbH during 2007 were US$ nil, (2006: US$ 0.3 million 2005: US$ nil).

In addition, we purchased programming from companies related or connected with Adrian Sarbu in 2007. These purchases were approximately US$ 0.1 million (2006: US$ 0.3, 2005: US$ nil).

Czech Republic

We purchased programming from companies related or connected with Mr. Sarbu in 2007 with a value of approximately US$ 0.7 million (2006: US$ 0.7, 2005: US$ nil).

Romania

The total purchases from companies related or connected with Mr. Sarbu in 2007 were approximately US$ 28.3 million (2006: US$ 23.4 million, 2005: US$ 12.0 million).  The purchases were mainly for programming rights and for various technical, production and administrative related services.  The total sales to companies related or connected with Mr. Sarbu in 2007 were approximately US$ 3.1 million (2006: US$ 2.5 million, 2005: US$ 0.4 million).  At December 31, 2007, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 6.7 million (2006: US$ 2.1 million).  At December 31, 2007, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 0.9 million, (2006: US$ 0.8 million).

In addition, we purchased land with a value of US$ 8.5 million (EUR 6.5 million) from a company controlled by Mr. Sarbu in December 2006.  We are currently expanding our broadcast facilities on this land.

On May 16, 2007 we purchased an additional 5% of Pro TV and MPI and 20% of Media Vision from Mr. Sarbu for consideration of US$ 51.6 million (for further information see Note 3, “Acquisitions and Disposals, Romania”). On February 17, 2006, we purchased an additional 5% of Pro TV, MPI and Media Vision from Mr. Sarbu for consideration of US$ 27.2 million (see Note 3, “Acquisitions and Disposals, Romania”). Under a put option agreement with Mr. Sarbu entered into in July 2004, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us at a price, to be determined by an independent valuation and is subject to a floor price of US$ 1.45 million for each 1% interest sold.  This put is exercisable from November 12, 2009 for a twenty-year period thereafter.

We now own a 95% voting and economic interests in Pro TV, MPI and Media Vision.

On August 11, 2006 we acquired a 10.0% interest in Media Pro. Following capital calls in which we did not participate, our holding is now 8.7%.  The remaining 91.3 % of Media Pro is held by Mr. Sarbu.  In consideration for the purchase of this interest, we paid EUR 8.0 million (approximately US$ 10.1 million at the date of acquisition) in cash and transferred our existing 20.0% investment in Radio Pro.

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 19.1 million) and the value of our investment, as determined by an independent valuer.  This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu.  For more information, see Note 3, “Acquisitions and Disposals, Romania”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We received contractual management fees of US$ 0.2 million from Radio Pro in 2006 and 2007.

Slovenia

We have no related party transactions in Slovenia during 2007 or 2006.  On June 24, 2005, we acquired from Marijan Jurenec, director of our Adriatic regional operations, his remaining 3.15% interest in Pro Plus for EUR 4.7 million (approximately US$ 5.7 million at the date of acquisition).

Slovak Republic

STS, our former operating company in the Slovak Republic that was merged into Markiza on January 1, 2007, had a number of contracts with companies connected to Jan Kovacik, a shareholder in Markiza, and indirectly STS, until July 13, 2007, for the provision of television programs.  Many of these contracts were for the production of programs that required specialist studios and specific broadcast rights.  Total purchases from these companies in 2007 amounted to US$ 0.2 million (2006: US$ 0.8 million, 2005: US$ 0.5 million).

Markiza also purchased advertising space relating to print media from companies connected with Mr. Kovacik in 2007 with a value of US$ 0.3 million (2006: US$ 1.5 million, 2005 US$ nil). In addition, Markiza sold advertising and royalties to use the Markiza brand name to such companies with a value during 2007 of US$ 0.8 million (2006, 2005: nil).

Markiza also sold advertising time through an advertising agency controlled by Jan Kovacik.  The total 2007 advertising sales of Markiza placed through Mr. Kovacik’s advertising agency were US$ nil (2006: US$ 0.4 million, 2005: US$ 0.2 million), and the total amount due to Markiza from this agency at December 31, 2007 was US$ nil (2006: US$ 0.1 million).

Ukraine

Prior to 2007, we contracted with Contact Film Studios for the production of certain television programs.  This company was connected to Boris Fuchsmann, the 40% shareholder in and a former managing director of Innova, which is one of the operating companies for the Studio 1+1 group.  Our total purchases from Contact Film Studios in 2007 were US$ nil (2006: US$ nil, 2005: US$ 0.1 million).

We contract with VAB Bank for the provision of banking services.  This bank is connected to Mr. Fuchsmann who is a member of the bank’s Supervisory Board.  Our balance on the current account with the bank was US$ 6.6 million as of December 31, 2007 (2006: US$ 9.4 million).  Commission and other expenses incurred by us in 2007 in respect of the banking services rendered by VAB Bank amount to US$ 0.1 million (2006: US$ 0.2 million, 2005: US$ 0.1 million).  Interest of US$ 0.8 million was earned on funds on deposit with VAB Bank (2006: US$ 0.4 million, 2005: US$ 0.1 million).

Innova Marketing is a company 100% owned and managed by Mr. Fuchsmann.  Innova Marketing renders consulting services to Innova.  The amount of such services provided in 2007 was US$ 0.1 million (2006: US$ 0.1 million, 2005: US$ 0.1 million).

In 1998 we made a loan to Mr. Fuchsmann with a total balance outstanding at December 31, 2007 of US$ 1.9 million (2006: US$ 2.2 million).  The interest rate on this loan is US$ three-month LIBOR plus 3.0%, subject to a minimum interest rate of 5.0%.

Alexander Rodnyansky, the former general director and Honorary President of Studio 1+1, is a 28% shareholder in the license company.  Mr. Rodnyansky is also the general director of the Russian broadcaster CTC based in Moscow.  Our total purchases from CTC in 2007 were US$ 8.2 million (2006: US$ 0.1 million, 2005: US$ 0.2 million).  In addition, we recorded revenue of US$ 1.4 million during 2007 from CTC relating to production of programming (2006: US$ 0.8 million, 2005: US$ 0.7 million).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In addition to the above, we contract with Sablock, a company connected to Mr. Rodnyansky, for license rights costs.  Our total purchases during 2007 were US$ 3.6 million (2006: US$ 4.0 million, 2005: US$ 6.0 million).  At December 31, 2007, we have recorded a liability to Sablock of US$ nil (2006: US$ 1.3 million).

We contract with Kino-Kolo, a magazine that is 75% owned by Mr. Rodnyansky, for advertising Studio 1+1.  Purchases of services from Kino-Kolo in 2007 amounted to US$ nil (2006: US$ 0.1 million, 2005: US$ 0.1 million).

We purchase legal and consulting services from LLC Legal Company Varlamov and Partners, a company headed by the Deputy General Director of Studio 1+1.  The total amount of services rendered by the company in 2007 was US$ 0.1 million (2006: US$ 0.3 million, 2005: US$ 0.3 million).

We purchased programming from companies related or connected with Mr. Sarbu in 2007 with a value of approximately US$ 0.1 million (2006: US$ nil, 2005: US$ nil).

On October 30, 2007 we entered into agreements with Igor Kolomoisky, a member of our Board of Directors, in order to acquire interests in the Studio 1+1 Group (see Note 13 “Financial Instruments”).

22.  SUBSEQUENT EVENTS

On January 31, 2008, we entered into a series of agreements to purchase a 30.0% beneficial ownership interest in the Studio 1+1 Group from our partners, Alexander Rodnyansky and Boris Fuchsmann, and to provide Messrs. Rodnyansky and Fuchsmann with a put option and us with a call option for the remaining 10.0% interest in the Studio 1+1 Group that will be held by Messrs. Rodnyansky and Fuchsmann following a successful completion of the initial sale transaction. We currently hold a 60.0% beneficial ownership interest in the Studio 1+1 Group. In conjunction with the initial transaction, we also entered into an assignment agreement with Igor Kolomoisky, one of our shareholders and a member of the Board of Directors of Central European Media Enterprises Ltd, pursuant to which Mr. Kolomoisky has assigned his option interests in the Studio 1+1 Group to us.  The consideration payable by us for the initial sale transactions, exclusive of the put and call options, is approximately US$ 219.6 million.

We entered into a framework agreement (the “Framework Agreement”) with Messrs. Rodnyansky and Fuchsmann on January 31, 2008. Pursuant to the terms of the Framework Agreement, we shall acquire a 30.0% interest in the Studio 1+1 Group.  The interests to be acquired consist of (i) an 8.335% direct and indirect ownership interest in the Studio 1+1 Group currently held by Messrs. Rodnyansky and Fuchsmann (the “RF Interests”) and (ii) a 21.665% direct and indirect interest in Studio 1+1, Innova and IMS over which Mr. Kolomoisky currently holds options (the “Optioned Interests”).  We entered into an agreement with Mr. Kolomoisky on October 30, 2007 (the “October Agreement”) to acquire such Optioned Interests from Mr. Kolomoisky following a successful exercise by him of these options over the Optioned Interests. The Assignment Agreement as defined below between us and Mr. Kolomoisky supersedes the October Agreement.

At completion Messrs. Rodnyansky and Fuchsmann will receive a combined total cash consideration of US$ 79.6 million, including a de minimus amount of consideration upon exercise of the Optioned Interests and the remainder for the RF Interests, in exchange for the 30.0% beneficial ownership interest in the Studio 1+1 Group.  Following the completion of this transaction, we will hold a 90.0% interest in the Studio 1+1 Group and Messrs. Rodnyansky and Fuchsmann will each hold a 5.0% interest.

In addition, under the Framework Agreement we have granted Messrs. Rodnyansky and Fuchsmann the right to jointly put both of their remaining 5.0% interests in the Studio 1+1 Group to us. The consideration upon exercise of the put option is: (i) US$ 95.4 million if exercised at any time from the closing date of the transaction to the first anniversary of the closing date; (ii) US$ 102.3 million if exercised after the first anniversary up to the second anniversary of the closing date; and (iii) the greater of US$ 109.1 million and an agreed valuation if exercised at any time after the second anniversary of the closing date. Under the Framework Agreement Messrs. Rodnyansky and Fuchsmann granted us the right from the closing date to call their combined 10.0% interest in the Studio 1+1 Group for a consideration of US$ 109.1 million. From the first anniversary of the closing date, Messrs. Rodnyansky and Fuchsmann have the option of electing to have an agreed valuation conducted, in which case the call price will be the greater of US$ 109.1 million and the agreed valuation.  In the event we exercise the call option, Messrs. Rodnyansky and Fuchsmann have the right to elect to receive their consideration in the form of cash or shares of our Class A Common Stock. Both the put and call options may only be exercised for the entire 10.0% interest held by Messrs. Rodnyansky and Fuchsmann.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Simultaneous with entering into the Framework Agreement, the parties to the Framework Agreement entered into a termination agreement (the “Termination Agreement”) pursuant to which our historical partnership agreements with respect to our Ukrainian operations have been terminated and Messrs. Rodnyansky and Fuchsmann have resigned all positions within the Studio 1+1 Group. Messrs Rodnyansky and Fuchsmann have entered into consultancy agreements with us providing for total annual aggregate compensation under both agreements not to exceed Euro 1 million that terminate at the time either sells his remaining 5.0% interest in the Studio 1+1 Group. The Termination Agreement contains non-solicitation provisions as well as limited non-compete provisions that restrict the ability of Messrs. Rodnyansky and Fuchsmann to compete against us in the television business in Ukraine directly or through companies controlled by them.

Following the completion of our purchase of the 30.0% ownership interest in the Studio 1+1 Group, Messrs. Rodnyansky and Fuchsmann intend to acquire 10.0% of our interest in the entities operating the channels KINO and CITI in Ukraine for consideration of US$ 1.92 million. In the event Messrs. Rodnyansky and Fuchsmann exercise the put or we exercise the call described above, this 10.0% interest will be transferred to us together with the 10.0% interest held by Messrs. Rodnyansky and Fuchsmann in the Studio 1+1 Group, and Messrs. Rodnyansky and Fuchsmann shall not be entitled to any additional consideration other than as described above in respect of the put and call options.

On January 31, 2008, we entered into an Assignment Agreement with Mr. Kolomoisky pursuant to which Mr. Kolomoisky has assigned his right to acquire the Optioned Interests to us. In consideration of this assignment, we will pay Mr. Kolomoisky an amount equal to the lesser of (i) US$ 140.0 million and (ii) 4% of the number of outstanding shares of our Class A Common Stock at the time we acquire the Optioned Interests (using a weighted average trading price), provided, that in the event the lesser amount is US$ 140.0 million, Mr. Kolomoisky will have the option of receiving his consideration in cash or shares of our Class A Common Stock.  We are not obligated to pay this consideration to Mr. Kolomoisky prior to the acquisition of the RF Interests and the Optioned Interests from Messrs. Rodnyansky and Fuchsmann. The October Agreement shall terminate and no consideration will be payable thereunder following the completion of this transaction.

The Framework Agreement and the Assignment Agreement also provide that Messrs. Rodnyansky, Fuchsmann and Kolomoisky, as well as other parties who entered into historical arrangements with respect to the Optioned Interests, enter into mutual release arrangements on the closing date to confirm the performance of the transactions contemplated by those previous arrangements and to release any claims arising out of or in connection with those arrangements or the ownership of the Studio 1+1 Group. In addition, Mr. Kolomoisky and other parties who obtained rights in respect of the Optioned Interests are releasing us and the Studio 1+1 Group from any claims in respect of the ownership of the Studio 1+1 Group on the closing date.

Completion of the transactions described above is expected to occur by the end of the second quarter of this year. Under the terms of the Framework Agreement, the ownership of the Studio 1+1 Group is being restructured in order to facilitate these transactions and such restructuring will require certain regulatory approvals.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

23.  QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the years ended December 31, 2007 and 2006 is as follows:

	For the Year ended December 31, 2007
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$147,912	$216,284	$174,836	$300,959
Cost of revenue	104,071	126,562	108,438	167,469
Operating income	13,287	66,579	28,393	97,785
Net income / (loss)	(250)	34,590	(18,763)	72,991

Net income / (loss) per share:
Basic EPS	$(0.01)	$0.84	$(0.45)	$1.73
Effect of dilutive securities	-	(0.01)	-	(0.02)
Diluted EPS	$(0.01)	$0.83	$(0.45)	$1.71

	For the Year ended December 31, 2006
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$119,754	$156,589	$112,482	$214,290
Cost of revenue	81,424	89,571	81,088	110,094
Operating income	16,183	44,033	6,571	73,887
Net income / (loss)	(18,264)	8,522	3,934	26,232

Net income / (loss) per share:
Basic EPS	$(0.48)	$0.21	$0.09	$0.64
Effect of dilutive securities	-	-	-	-
Diluted EPS	$(0.48)	$0.21	$0.09	$0.64

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our Annual Report on Form 10-K is recorded, processed, summarized and reported within the allowable time periods and to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that our disclosure controls and procedures are effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2007.  This assessment was performed under the direction and supervision of our Chief Executive Officer and Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, we concluded that as of December 31, 2007, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our financial statements and issued an attestation report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central European Media Enterprises Ltd.

We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

London, United Kingdom

February 28, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the section entitled “Election of Directors and Executive Officers” and “Committees of the Board” in our Proxy Statement for the 2008 Annual General Meeting of Shareholders.

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

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Compensation” in our Proxy Statement for the 2008 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management’ and “Equity Compensation Plan Information” in our Proxy Statement for the 2008 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2008 Annual General Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Principal Accountant Fees and Services” in our Proxy Statement for the 2008 Annual General Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part Il, Item 8 of this Report:

•	Report of Independent Registered Public Accountants;

•	Consolidated Balance Sheets as of December 31, 2007 and 2006;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K)

(a)(3) The following exhibits are included in this report:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

EXHIBIT INDEX

Exhibit Number	Description
3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement No. 3380344 on Form S-1, filed June 17, 1994).

3.02*
Bye-Laws of Central European Media Enterprises Ltd., as amended, dated as of May 25, 2000 (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000).

3.03*	Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.03 to Amendment No. 1 to the Company’s Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

3.04*	Memorandum of Reduction of Share Capital (incorporated by reference to Exhibit 3.04 to Amendment No. 2 to the Company’s Registration Statement No. 33-80344 on Form S-1, filed September 14, 1994).

3.05*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by Registrar of Companies on May 20, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10Q for the quarterly period ended September 30, 1997).

4.01*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company’s Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

4.02*
Indenture, among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Security Trustee, Principal Paying Agent and Transfer Agent and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated May 16, 2007 (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.01+*
Central European Media Enterprises Ltd. 1995 Stock Incentive Plan, as amended and restated to April 11, 2004 (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated May 9, 2005).

10.02*
Agreement between CME Media Enterprises BV and the Tax and Customs Administration of the Netherlands dated March 24, 2004 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.03*
Pro TV SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.04*
MPI SA put-option between CME Romania BV, Adrian Sarbu and Rootland Trading Ltd (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.05*+	Employee Stock Option Form (a management contract) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Exhibit Number	Description
10.06*
Framework Agreement CME Media Enterprises BV, Central European Media Enterprises Ltd. and PPF (Cyprus) Ltd. dated December 13, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.07*
Agreement on Settlement of Disputes and Transfer of Ownership Interest, dated February 24, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.08*
Subscription Agreement between Central European Media Enterprises Ltd, and PPF (Cyprus) Ltd. dated May 2, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.10*
Deed of Guarantee among PPF a.s., Central European Media Enterprises Ltd. and CME Media Enterprises B.V. dated May 2, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.12*
PPF Group Guarantee among PPF Group N.V., Central European Media Enterprises Ltd. and CME Media Enterprises B.V. dated May 2, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.13*
Indenture among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., and CME Media Enterprises B.V. J.P. Morgan Chase Bank N.A.. London Branch and J.P. Morgan Bank Luxembourg S.A. dated May 5, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.14*
Euro 37.5 million facility agreement, dated July 29, 2005, between Produkcija Plus Storitveno Podjetje d.o.o. and ING Bank N.V., Nova Ljubljanska banka d.d., and Bank Austria Creditanstalt d.d. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.15*
Credit line agreement No. 2644105/LCD between Ceska Sporitelna a.s. and CET 21 spot. s r.o. dated October 27, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.16*
Loan Agreement between Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.17*
Pledge Agreement on Shares in Central European Media Enterprises N.V. among Central European Media Enterprises Ltd., European Bank for Reconstruction and Development and Central European Media Enterprises N.V., dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.18*
Pledge of Shares in CME Media Enterprises B.V. among Central European Media Enterprises N.V., European Bank for Reconstruction and Development and CME Media Enterprises B.V., dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in US$ 000’s, except share data)

Exhibit Number	Description
10.19*
Deed of Guarantee and Indemnity between Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.20*
Deed of Guarantee and Indemnity between CME Media Enterprises B.V. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.21*
Contract Assignment between CME Media Enterprises B.V., Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.22*+
Amendment of Employment Agreement (dated March 30, 2004) between Michael Garin and CME Development Corporation, dated July 28, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.23*+
Amended and Restated Contract of Employment between Marina Williams, Executive Vice President, and CME Development Corporation, dated October 5, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.24*+
Amended and Restated Contract of Employment between Wallace Macmillan, Chief Financial Officer, and CME Development Corporation, dated October 6, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.25	Agreement to Provide Advertising Services between Video International-Prioritet LLC and Broadcasting Company “Studio 1+1” LLC dated November 30, 2006.

10.26*
Subscription Agreement between the Company and Igor Kolomoisky, dated August 24, 2007 (incorporated by reference to Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.27*
Registration Rights Agreement between the Company and Igor Kolomoisky, dated as of August 24, 2007 (incorporated by reference to Exhibit 4.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.28*
Supplemental Agreement Relating to the Loan Agreement dated July 21, 2006 (as amended by an amending Letter Agreement dated November 16, 2006) between the Company and the European Bank for Reconstruction and Development, dated August 22, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.29*
Loan Agreement between the Company and the European Bank for Reconstruction and Development, dated August 22, 2007 (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Exhibit Number	Description
10.30*
Agreement on Transfer of Participation Interest in Media Invest, spol. s.r.o. between Mr Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007 (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.31*
Agreement on Consideration between Mr Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007 (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.32*
Purchase Agreement, among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Guarantors and J.P. Morgan Securities Ltd., Lehman Brothers International (Europe) and ING Bank N.V., London Branch as the Initial Purchasers, dated May 9, 2007 (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.33*
Amended and Restated Registration Rights Agreement, between Central European Media Enterprises Ltd., and Testora Ltd., dated May 11, 2007 (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.34*
Sale-Purchase Contract for Shares in Pro TV S.A., between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007 (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.35*
Sale-Purchase Contract for Shares in Media Pro International S.A., between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007 (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.36*+
Employment Agreement between CME Development Corporation and Michael Garin, dated March 30, 2004 (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2004).

10.36A+	Letter of Amendment, dated November 15, 2007, to the Employment Agreement between CME Development Corporation and Michael Garin, dated March 30, 2004.

10.37+	Contract of Employment between CME Development Corporation and Adrian Sarbu, dated December 27, 2007.

10.38+	Contract for the Performance of the Office between Pro TV SA and Adrian Sarbu, dated December 27, 2007.

10.39
Framework Agreement among Aleksandr Rodnyansky, Boris Fuchsmann, International Teleservices Ltd., the Company, CME Media Enterprises B.V., CME Ukraine Holding GmbH, CET 21 s.r.o., Ukrainian Media Services LLC, Studio 1+1 LLC, Foreign Enterprise Inter-Media, Innova Film GmbH, International Media Services Ltd and TV Media Planet Ltd., dated January 31, 2008.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Exhibit Number	Description
10.40
Termination Agreement by and between Aleksandr Rodnyansky, Boris Fuchsmann, International Teleservices Ltd., the Company, CME Media Enterprises B.V., CME Ukraine Holding GmbH, CET 21 s.r.o., Ukrainian Media Services LLC, Studio 1+1 LLC, Foreign Enterprise Inter-Media, Innova Film GmbH, International Media Services Ltd and TV Media Planet Ltd., dated January 31, 2008.

10.41
Assignment Agreement among Igor Kolomoisky, Manita Investments Limited, Global Media Group Ltd., Torcensta Holding Ltd., the Company, CME Media Enterprises B.V., CME Ukraine Holding GmbH and Ukrainian Media Services LLC, dated January 31, 2008.

10.42	Agreement between Mr. Richard Anthony Sheldon and Nova TV d.d., dated November 26, 2007.

10.43	Agreement among Global Komunikacije d.o.o., Nova TV d.d. and Opertivna Kompanija d.o.o., dated November 26, 2007.

10.44	Agreement among Narval A.M. d.o.o., Studio Millenium d.o.o. and Nova TV d.d., dated November 26, 2007.

21.01	List of subsidiaries.

23.01	Consent of Deloitte & Touche LLP

24.01	Power of Attorney, dated as of February 26, 2007.

31.01	Sarbanes-Oxley Certification s.302 CEO, dated February 28, 2008.

31.02	Sarbanes-Oxley Certification s.302 CFO, dated February 28, 2008.

32.01	Sarbanes-Oxley Certification - CEO and CFO, dated February 28, 2008 (furnished only).
*	Previously filed exhibits
+	Exhibit is a management contract or compensatory plan

b)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

c)	Report of Independent Registered Public Accountants on Schedule II - Schedule of Valuation Allowances. (See page S-1 of this Form 10-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: February 28, 2008	/s/ Wallace Macmillan
Wallace Macmillan
Chief Financial Oficer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 28, 2008
Ronald S. Lauder

*	Vice-Chairman of the Board of Directors	February 28, 2008
Herbert A. Granath

/s/ Michael Garin	Chief Executive Officer and Director	February 28, 2008
Michael Garin	(Principal Executive Officer)

/s/ Wallace Macmillan	Chief Financial Officer	February 28, 2008
Wallace Macmillan	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 28, 2008
Charles Frank

*	Director	February 28, 2008
Herbert Kloiber

*	Director	February 28, 2008
Igor Kolomoisky

*	Director	February 28, 2008
Alfred W. Langer

*	Director	February 28, 2008
Bruce Maggin

*	Director	February 28, 2008
Ann Mather

*	Director	February 28, 2008
Christian Stahl

*	Director	February 28, 2008
Eric Zinterhofer
*By
/s/Wallace Macmillan
Wallace Macmillan
Attorney-in-fact

INDEX TO SCHEDULES

S-1

Schedule I

Schedule of Valuation Allowances

(US$ 000’s)

	Bad debt and credit note provision	Deferred tax allowance
Balance at December 31, 2004	6,140	8,011
Charged to costs and expenses	1,750	5,115
Charged to other accounts (1)	1,532	(185)
Foreign exchange	(172)	(1,007)
Balance at December 31, 2005	9,250	11,934
Charged to costs and expenses	1,989	6,107
Charged to other accounts (1)	1,540	(1,168)
Foreign exchange	(115)	(299)
Balance at December 31, 2006	12,664	16,574
Charged to costs and expenses	1,876	12,182
Charged to other accounts (1)	(579)	2,000
Foreign exchange	691	1,208
Balance at December 31, 2007	14,652	31,964
(1) Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balance of acquired companies.

S-1