Form 10-Q
period 2008-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2008-04-30
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Registrant's telephone number, including area code: +1 441-296-1431

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒-

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2008
Class A Common Stock, par value $0.08	36,004,823
Class B Common Stock, par value $0.08	6,312,839

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2008

Part I. Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$594,556	$142,826
Restricted cash (Note 5)	1,396	1,286
Accounts receivable (net of allowance) (Note 6)	226,106	225,037
Income taxes receivable	3,832	1,234
Program rights	93,562	77,112
Other current assets (Note 7)	83,933	82,329
Total current assets	1,003,385	529,824
Non-current assets
Investments	16,559	16,559
Property, plant and equipment (Note 8)	209,741	180,311
Program rights	129,209	108,362
Goodwill (Note 3)	1,253,880	1,114,347
Broadcast licenses (Note 3)	262,317	237,926
Other intangible assets (Note 3)	152,603	135,732
Other non-current assets (Note 7)	24,942	15,374
Total non-current assets	2,049,251	1,808,611
Total assets	$3,052,636	$2,338,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	March 31, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$180,225	$156,324
Duties and other taxes payable	35,663	29,945
Income taxes payable	25,046	27,705
Credit facilities and obligations under capital leases (Note 10)	16,381	15,090
Dividends payable to minority shareholders in subsidiaries	-	1,226
Deferred consideration – Romania	2,372	2,208
Deferred tax	289	272
Total current liabilities	259,976	232,770
Non-current liabilities
Credit facilities and obligations under capital leases (Note 10)	6,236	5,862
Senior Debt (Note 4)	1,099,574	581,479
Income taxes payable	2,362	2,495
Deferred tax	82,024	73,340
Other non-current liabilities	33,081	19,527
Total non-current liabilities	1,223,277	682,703
Commitments and contingencies (Note 17)
Minority interests in consolidated subsidiaries	24,179	23,155
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2007 – nil)	-	-
36,003,323 shares of Class A Common Stock of $0.08 each (December 31, 2007 – 36,003,198)	2,880	2,880
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2007 – 6,312,839)	505	505
Additional paid-in capital	989,883	1,051,336
Retained earnings	68,514	53,619
Accumulated other comprehensive income	483,422	291,467
Total shareholders’ equity	1,545,204	1,399,807
Total liabilities and shareholders’ equity	$3,052,636	$2,338,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net revenues	$223,470	$147,912
Operating expenses:
Operating costs	33,262	25,657
Cost of programming	94,754	66,353
Depreciation of station property, plant and equipment	12,340	6,899
Amortization of broadcast licenses and other intangibles (Note 3)	7,666	5,162
Cost of revenues	148,022	104,071
Station selling, general and administrative expenses	20,755	15,781
Corporate operating costs	10,017	14,773
Operating income	44,676	13,287
Interest income	2,180	1,414
Interest expense	(14,250)	(11,396)
Foreign currency exchange loss, net	(17,430)	(3,136)
Change in fair value of derivatives (Note 11)	(10,258)	4,524
Other income / (expense)	660	(244)
Income before provision for income taxes and minority interest	5,578	4,449
Income tax credit / (expense)	10,342	(5,059)
Income / (loss) before minority interest	15,920	(610)
Minority interest in (income) / loss of consolidated subsidiaries	(1,025)	360
Net income / (loss)	$14,895	$(250)

Currency translation adjustment	191,467	(5,635)
Obligation to repurchase shares	488	-
Total comprehensive income / (loss)	$206,850	$(5,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
PER SHARE DATA (Note 14):
Net income / (loss) per share:
Net income / (loss) – Basic	$0.35	$(0.01)
Net income / (loss) – Diluted	0.35	(0.01)

Weighted average common shares used in computing per share amounts (000’s):
Basic	42,316	40,793
Diluted	42,732	40,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$53,619	$291,467	$1,399,807
Stock-based compensation	-	-	-	-	1,856	-	-	1,856
Stock options exercised	125	-	-	-	9	-	-	9
Purchase of capped call options	-	-	-	-	(63,318)	-	-	(63,318)
Net income	-	-	-	-	-	14,895	-	14,895
Currency translation adjustment	-	-	-	-	-		191,467	191,467
Obligation to repurchase shares	-	-	-	-	-	-	488	488
BALANCE, March 31, 2008	36,003,323	$2,880	6,312,839	$505	$989,883	$68,514	$483,422	$1,545,204

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48	-	-	-	-	-	(3,219)	-	(3,219)
BALANCE, upon the adoption of FIN 48	34,412,138	$2,753	6,312,839	$505	$931,108	$(34,949)	$133,130	$1,032,547
Stock-based compensation	-	-	-	-	1,797	-	-	1,797
Stock options exercised	210,200	17	-	-	1,999	-	-	2,016
Net loss	-	-	-	-	-	(250)	-	(250)
Currency translation adjustment	-	-	-	-	-	-	(5,635)	(5,635)
BALANCE, March 31, 2007	34,622,338	$2,770	6,312,839	$505	$934,904	$(35,199)	$127,495	$1,030,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$14,895	$(250)
Adjustments to reconcile net loss to net cash generated from operating activities:
Depreciation and amortization	73,588	51,762
Loss on disposal of fixed assets	-	7
Stock-based compensation (Note 13)	1,813	1,262
Minority interest in income / (loss) of consolidated subsidiaries	1,025	(360)
Change in fair value of derivatives (Note 11)	10,258	(4,524)
Foreign currency exchange loss, net	17,430	3,136
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	16,203	10,226
Program rights	(79,433)	(48,123)
Other assets	(6,379)	(3,973)
Other accounts payable and accrued liabilities	27,887	14,540
Income taxes payable	(6,075)	(2,299)
Deferred taxes	8,946	766
VAT and other taxes payable	3,933	9,743
Net cash generated from continuing operating activities	84,091	31,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	-	(440)
Purchase of property, plant and equipment	(23,842)	(11,995)
Disposal of property, plant and equipment	99	19
Investments in subsidiaries and unconsolidated affiliates	-	(8,585)
Repayment of loans and advances to related parties	-	100
Net cash used in continuing investing activities	(23,743)	(20,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Convertible Notes	463,812	-
Proceeds from credit facilities	-	200
Payment of credit facilities and capital leases	(1,046)	(1,255)
Purchase of capped call option	(63,318)	-
Excess tax benefits from share-based payment arrangements	43	-
Proceeds from exercise of stock options	9	2,016
Dividends paid to minority shareholders	(1,230)	(152)
Net cash received from continuing financing activities	398,270	809

NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	(1,710)	(1,624)
Impact of exchange rate fluctuations on cash	(5,178)	1,239

Net increase in cash and cash equivalents	451,730	11,436
CASH AND CASH EQUIVALENTS, beginning of period	142,826	145,904
CASH AND CASH EQUIVALENTS, end of period	$594,556	$157,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At March 31, 2008, we had operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at March 31, 2008 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate
Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CME Media Investments s.r.o.	100.0%	Czech Republic	Subsidiary
VILJA a.s.	100.0%	Czech Republic	Subsidiary
CET 21 spol. s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL, a.s.	100.0%	Czech Republic	Subsidiary
HARTIC a.s.	100.0%	Czech Republic	Subsidiary
Galaxie sport, s.r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary
CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision SRL (“Media Vision”)	95.0%	Romania	Subsidiary
MPI Romania B.V.	95.0%	Netherlands	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media SRL (“Sport.ro”)	95.0%	Romania	Subsidiary
Media Pro Management S.A.	8.7%	Romania	Cost investment
Media Pro B.V.	10.0%	Netherlands	Cost investment
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary

A.R.J., a.s.	100.0%	Slovak Republic	Subsidiary
Markiza-Slovakia spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
GAMATEX spol. s.r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)
Media Invest, spol s.r.o.	100.0%	Slovak Republic	Subsidiary

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate
MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
Fit & Fun d.o.o.	100.0%	Slovenia	Subsidiary
Televideo d.o.o. (trading as TV Pika)	20.0%	Slovenia	Equity-Accounted Affiliate

International Media Services Ltd. (“IMS”)	60.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH (“Innova”)	60.0%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd. (“TV Media Planet”)	60.0%	Cyprus	Subsidiary
Foreign Enterprise “Inter-Media” (“Inter-Media”)	60.0%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	60.0%	Ukraine	Subsidiary
Ukraine Media Services LLC (“UMS”)	99.9%	Ukraine	Subsidiary
Ukrpromtorg-2003 LLC (“Ukpromrtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC (“Gravis”)	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate
Tor LLC (“Tor”)	60.4%	Ukraine	Subsidiary
Zhysa LLC (“Zhysa”)	60.4%	Ukraine	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Development Corporation	100.0%	Delaware (USA)	Subsidiary

CME SR d.o.o.	100.0%	Serbia	Subsidiary
CME Czech Republic II B.V.	100.0%	Netherlands	Subsidiary

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

Czech Republic

We own 100% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) that expires in 2017 and a satellite license for NOVA CINEMA that expires in November 2019. CET 21 owns 100% of Galaxie Sport, which holds the broadcast license for GALAXIE SPORT.

Romania

We own a 95.0% interest in each of Pro TV, MPI and Media Vision, a production, dubbing and subtitling company.  The remaining shares of each of these companies are owned by companies, or individuals associated with, Adrian Sarbu, our Chief Operating Officer.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA, SPORT.RO and MTV ROMANIA channels. These licenses expire on various dates between November 2008 and February 2016.

We own 10.0% of Media Pro BV and 8.7% of Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Adrian Sarbu, our Chief Operating Officer. Media Pro comprises a number of companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio in Romania.

Slovak Republic

We own 100.0% of Markiza, which holds a national terrestrial broadcast license for the Slovak Republic that expires in September 2019.

Slovenia

We own 100.0% of Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100.0% interest in each of Pop TV, which holds the licenses for the POP TV channel, and Kanal A, which holds the licenses for the KANAL A channel.  All such licenses expire in August 2012.

Ukraine (Studio 1+1)

The Studio 1+1 group is comprised of several entities in which we hold direct or indirect interests.  We hold a 60.0% voting and economic interest in each of Studio 1+1, Innova, IMS and TV Media Planet.  Innova owns 100.0% of Inter-Media, a Ukrainian company, which in turn holds a 30.0% voting and economic interest in Studio 1+1, the license holder for the STUDIO 1+1 channel. In addition, we hold a 99.9% interest in UMS, which owns a 42.0% direct voting and economic interest in Studio 1+1.  The license covering fifteen hours including prime time expires in December 2016. The second license for the remaining nine hours expires in August 2014.

On January 31, 2008, we entered into agreements with Igor Kolomoisky to assign options over certain interests on the Studio 1+1 group held by him and with Boris Fuchsmann and Alexander Rodnyansky to acquire their 40% interest in the Studio 1+1 group. Upon completion of an initial sale transaction, we will own 90.0% of the Studio 1+1 group and Messrs. Fuchsmann and Rodnyansky will have the right to put to us, and we will have the right to call from them, the remaining 10.0% interest (See Note 17 “Commitment and Contingencies: Ukraine Buyout Agreement”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Ukraine (KINO, CITI)

We hold a 65.5% interest in Ukrpromtorg. Ukrpromtorg owns (i) 92.2% of Gravis, which operates the local channels KINO and CITI; (ii) 100.0% of Nart LLC, which holds a satellite broadcasting license; and (iii) 75.0% of TV Stimul LLC.  We also own a 60.4% interest in each of Zhysa and Tor, two regional broadcasters. Licenses for KINO and CITI expire on dates ranging from November 2008 to July 2016.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended March 31, 2008 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 31, 2007.  Our significant accounting policies have not changed since December 31, 2007, except as noted below.

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

Fair Value of Financial Instruments

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 addresses the need for increased consistency in fair value measurements and defines fair value, establishes a framework for measuring fair value and expands disclosure requirements. FAS 157 was to be effective in its entirety for fiscal years beginning after November 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Under FSP FAS 157-2, application of FAS 157 may be deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We adopted those parts of FAS 157 not deferred by FSP FAS 157-2 on January 1, 2008. There was no impact on the carrying value of any asset or liability recognized at adoption and additional disclosure is provided in Note 11,“Financial instruments” to comply with the enhanced disclosure requirements of the standard. We do not expect that the adoption of those parts of FAS 157 deferred by FSP FAS 157-2 will result in a material impact on our financial position and results of operations.

On January 1, 2008 we adopted FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which gives entities the option to prospectively measure many financial instruments and certain other items at fair value in the balance sheet with changes in the fair value recognized in the income statement. We did not elect to apply the fair value option to any assets and liability upon, or since, adoption, therefore there was no impact on our financial position and results of operations.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“FAS 161”) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and what impact they have on financial position, results of operations and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Although certain additional narrative disclosures may be required in our future financial statements, our limited use of derivative instruments means we do not expect the adoption of FAS 161 will result in a material impact on our financial position and results of operations.

On April 25, 2008 the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact this statement will have on our financial position and results of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

3.  GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible assets are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.  No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at March 31, 2008 and December 31, 2007 is summarized as follows:

	Balance December 31, 2007	Additions / Allocations	Foreign currency movement	Balance March 31, 2008

Croatia	$773	$-	$64	$837
Czech Republic	951,286	-	121,939	1,073,225
Romania (1)	74,667	(525)	10,540	84,682
Slovak Republic	57,635	-	6,211	63,846
Slovenia	18,393	-	1,363	19,756
Ukraine (STUDIO 1+1)	4,096	-	-	4,096
Ukraine (KINO, CITI)	7,497	(59)	-	7,438
Total	$1,114,347	$(584)	$140,117	$1,253,880
(1) At December 31, 2007, we had not completed our purchase price allocation for the acquisition of MTS in Romania. The carrying value of goodwill was adjusted during the first quarter of 2008 to reflect the finalization of the valuation of certain assets and liabilities of MTS.

Broadcast licenses:

The net book value of our broadcast licenses as at March 31, 2008 and December 31, 2007 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2007	$50,748	$187,178	$237,926
Additions	-	-	-
Amortization	-	(5,415)	(5,415)
Foreign currency movements	6,542	23,264	29,806
Balance, March 31, 2008	$57,290	$205,027	$262,317

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The gross value and accumulated amortization of amortized broadcast licenses was as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Gross value	$271,286	$241,100
Accumulated amortization	(66,259)	(53,922)
Total net book value	$205,027	$187,178

Other intangible assets:

The net book value of our other intangible assets as at March 31, 2008 and December 31, 2007 is summarized as follows:

	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2007	$60,084	$73,267	$2,381	$135,732
Reallocation (1)	-	-	624	624
Amortization	(84)	(2,011)	(156)	(2,251)
Foreign currency movements	9,599	8,770	129	18,498
Balance, March 31, 2008	$69,599	$80,026	$2,978	$152,603
(1) At December 31, 2007 we had not completed our purchase price allocation of MTS in Romania. The carrying value of other intangible assets was adjusted during the first quarter of 2008 to reflect the final value of our Trademark and Programming Agreement with MTV NE which allows MTS access to MTV programming and to use the MTV name.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Other than the trademark acquired with Sport.ro, which has an economic life of, and is being amortized on a straight line basis over, two years, trademarks have an indefinite life.

The gross value and accumulated amortization of other intangible assets was as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2006

Gross value	$168,664	$147,514
Accumulated amortization	(16,061)	(11,782)
Total net book value	$152,603	$135,732

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.  SENIOR DEBT

Our senior debt comprised the following as at March 31, 2008 and December 31, 2007:

	Carrying Value		Fair Value
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

EUR 245.0 million 8.25% Senior Notes	$387,394	$360,664	$376,741	$366,976
EUR 150.0 million Floating Rate Senior Notes	237,180	220,815	190,930	204,806
USD 475.0 million 3.5% Senior Convertible Notes	475,000	-	517,156	-
	$1,099,574	$581,479	$1,084,827	$571,782

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes (the “Fixed Rate Notes”). The Fixed Rate Notes mature on May 15, 2012.

On May 16, 2007 we issued EUR 150.0 million of floating rate senior notes (the “Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) which bear interest at six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (6.198% was applicable at March  31, 2008). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008 we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at March 31, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

The Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at March 31, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

The Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our Floating Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

In the event that (A) there is a change in control by which (i) any party other than our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the Floating Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the Floating Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the Floating Rate Notes plus accrued and unpaid interest to the date of purchase.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The Floating Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	Floating Rate Notes Redemption Price

November 15, 2007 to May 14, 2008	102.000%
May 15, 2008 to May 14, 2009	101.000%
May 15, 2009 and thereafter	100.000%

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Floating Rate Notes; but as they are considered clearly and closely related to those notes, they are not accounted for separately.

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at March 31, 2008 was calculated by multiplying the outstanding debt by the traded market price.

The Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A Common Stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00 or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A Common Stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A Common Stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A Common Stock or (ii) cash and, if applicable, shares of our Class A Common Stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A Common Stock. As at March 31, 2008 the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

In order to increase the effective conversion price of our Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Common Stock (This amount corresponds to the number of shares of our Class A Common Stock that would be issuable on a conversion of the Convertible Notes at the initial conversion price if we elected to settle the Convertible Notes solely in shares of Class A Common Stock). The options entitle us to receive, at our election, cash or shares of Class A Common Stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. At present, we have elected to receive shares of our Class A Common Stock on exercise of the options. The table below shows how many shares of our Class A Common Stock would be issued under the Convertible Notes and received on the exercise of the capped call options for a variety of share price scenarios assuming the currently selected settlement methods continue to apply and no event that would result in an adjustment to the conversion rate or the value of the option has occured:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Stock Price	Shares issued on conversion of Convertible Notes	Shares received on exercise of capped call options	Net shares issued	Value of shares issued (US$ ‘000)
$105.00 and below	-	-	-	$-
$110.00	(205,628)	205,628	-	-
$120.00	(565,476)	565,476	-	-
$130.00	(869,963)	869,963	-	-
$140.00	(1,130,951)	1,130,951	-	-
$151.20	(1,382,274)	1,382,274	-	-
$200.00	(2,148,807)	1,044,997	(1,103,810)	$220,762

Under these assumptions current shareholders do not suffer dilution to their shareholding until the price of our Class A common shares reaches US$ 151.20 per share. We determined that these capped call options meet the definition of an equity instrument in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and consequently recognize it on issuance at fair value within Shareholders’ Equity. Subsequent changes in fair value are not recognized as long as the instrument continues to be classified in Shareholders’ Equity. At March 31, 2008, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at March 31, 2008, no shares of our Class A Common Stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The  fair value of the capped call options at March 31, 2008 was US$ 59.8 million.

Certain derivative instruments, including put options and conversion options, have been identified as being embedded in the Convertible Notes, but as they are either considered to be clearly and closely related to those Convertible Notes, or would be treated as equity instruments if free-standing, they are not accounted for separately.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

5.  RESTRICTED CASH

Restricted cash consists of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Croatia	$470	$424
Slovenia	870	810
Ukraine	56	52
Total restricted cash	$1,396	$1,286

The balances in Slovenia represent minimum balances required to be kept in our accounts with ING Bank N.V (“ING”) pursuant to the terms of our revolving facility (see Note 10,“Credit Facilities and Obligations under Capital Leases”).

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Trading:
Third-party customers	$234,790	$231,467
Less: allowance for bad debts and credit notes	(15,596)	(13,908)
Related parties	7,434	7,978
Less: allowance for bad debts and credit notes	(637)	(656)
Total trading	$225,991	$224,881

Other:
Third-party customers	$116	$57
Less: allowance for bad debts and credit notes	(27)	(27)
Related parties	87	187
Less: allowance for bad debts and credit notes	(61)	(61)
Total other	$115	$156

Total accounts receivable	$226,106	$225,037

At March 31, 2008, CZK 525.9 million (approximately US$ 32.8 million) (December 31, 2007: CZK 695.6 million, US$ 43.4 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 10, “Credit Facilities and Obligations under Capital Leases”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Current:
Prepaid programming	$42,106	$50,914
Other prepaid expenses	15,553	11,785
Deferred tax	3,873	3,652
VAT recoverable	5,233	4,520
Loan to related party	1,961	1,924
Capitalized debt costs	5,194	3,104
Other	10,013	6,430
Total other current assets	$83,933	$82,329

Non-current:
Capitalized debt costs	$18,554	$10,310
Deferred tax	1,838	2,147
Other	4,550	2,917
Total other non-current assets	$24,942	$15,374

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 4, “Senior Debt”), and are being amortized over the term of the Senior Notes and Convertible Notes using the effective interest method.

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Land and buildings	$95,078	$84,515
Station machinery, fixtures and equipment	198,653	173,123
Other equipment	35,605	31,512
Software licenses	24,214	21,517
Construction in progress	11,948	11,406
Total cost	365,498	322,073
Less: Accumulated depreciation	(155,757)	(141,762)
Total net book value	$209,741	$180,311

Assets held under capital leases (included above)
Land and buildings	$6,652	$6,193
Station machinery, fixtures and equipment	1,458	800
Total cost	8,110	6,993
Less: Accumulated depreciation	(1,686)	(1,368)
Net book value	$6,424	$5,625

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accounts payable	$31,302	$37,977
Programming liabilities	42,735	49,457
Deferred income	29,040	7,126
Accrued staff costs	20,636	29,202
Accrued production costs	9,407	4,982
Accrued interest payable	19,107	5,930
Accrued legal costs	2,533	2,475
Accrued rent costs	1,386	999
Authors’ rights	5,105	5,522
Onerous contracts	2,995	2,832
Obligation to repurchase shares	-	488
Other accrued liabilities	15,979	9,334
Total accounts payable and accrued liabilities	$180,225	$156,324

The accrued interest payable balance relates primarily to interest calculated on our Senior Notes and our Convertible Notes (see Note 4, “Senior Debt”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

10.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at March 31, 2008 and December 31, 2007:

		March 31, 2008	December 31, 2007
Credit facilities:
Corporate	(a)	$-	$-
Czech Republic	(b) – (d)	15,602	13,829
Romania	(e)	-	683
Slovenia	(f)	-	-
Ukraine (KINO, CITI)	(g)	1,700	1,700
Total credit facilities		$17,302	$16,212

Capital leases:
Croatia operations, net of interest		$-	$-
Romania operations, net of interest		583	242
Slovak Republic operations, net of interest		79	86
Slovenia operations, net of interest		4,653	4,412
Total capital leases		$5,315	$4,740

Total credit facilities and capital leases		$22,617	$20,952
Less current maturities		(16,381)	(15,090)
Total non-current maturities		$6,236	$5,862

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 158.1 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 79.1 million) also arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 59.3 million). At March 31, 2008, the full EUR 150.0 million facility is available to be drawn.

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

Covenants contained in the EBRD Loan are similar to those contained in our Senior Notes (see below and Note 4, “Senior Debt”).  In addition, the EBRD Loan’s covenants restrict us from making principal repayments on other new debt of greater than US$ 20.0 million per year for the life of the EBRD Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

The EBRD Loan is a secured senior obligation and ranks pari passu with all existing and future senior indebtedness, including the Senior Notes and the Convertible Notes, and is effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amount drawn is guaranteed by two subsidiary holding companies and is secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of the EBRD Loan restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic

(b) As at March 31, 2008, there were no drawings by CET 21 under a credit facility of CZK 1.2 billion (approximately US$ 74.9 million) available until December 31, 2010 with CS.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%. A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.

(c) As at March 31, 2008, CZK 250 million (approximately US$ 15.6 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at March 31, 2008 was 3.93%). This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.

(d) As at March 31, 2008, there were no drawings under a CZK 300.0 million (approximately US$ 18.7 million) factoring facility with Factoring Ceska Sporitelna, a.s. available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(e) Two loans from San Paolo IMI Bank, assumed on our acquisition of MTS, were repaid in January 2008. On August 31, 2007 we completed scheduled repayments of an interest-free loan provided by one of the founding shareholders, assumed on our acquisition of Sport.ro.

Slovenia

(f) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 59.3 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at March 31, 2008, EUR 30.0 million (approximately US$ 47.4 million) was available for drawing under this revolving facility and there were no drawings outstanding.

Ukraine (KINO, CITI)

(g) Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at March 31, 2008, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At March 31, 2008, the maturity of our debt (including our Senior Notes and Convertible Notes) is as follows:

2008	$15,602
2009	1,700
2010	-
2011	-
2012	387,394
2013 and thereafter	712,180
Total	$1,116,876

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at March 31, 2008:

2008	$870
2009	1,054
2010	602
2011	538
2012	722
2013 and thereafter	3,731
$7,517
Less: amount representing interest	(2,202)
Present value of net minimum lease payments	$5,315

11.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FAS 157 establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are:

Basis of Fair value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted instruments.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At March 31, 2008, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 3 inputs are currency swap agreements as follows:

Currency Swap

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 667.7 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 594.4 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 4, “Senior Debt”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FAS 133 and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

We value our currency swap agreements using an industry-standard currency swap pricing model which calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to level 2 of the FAS 157 fair value hierarchy because the critical inputs to this model, including the relevant yield curves and the known contractual terms of the instrument are readily observable.

The fair value of these instruments as at March 31, 2008, was a US$ 26.5 million liability, which represented a US$ 10.3 million increase from the US$ 16.2 million liability as at December 31, 2007 and was recognized as a loss in the consolidated statement of operations.

12.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of preferred stock, with a US$ 0.08 par value, were authorized as at March 31, 2008 and December 31, 2007.  None were issued and outstanding as at March 31, 2008, and December 31, 2007.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at March 31, 2008 and December 31, 2007.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights.  The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share. Shares of Class B Common Stock are convertible into shares of Class A Common Stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2008	2007

Stock-based compensation charged under SFAS 123(R)	$1,813	$1,262

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. No options were granted in the three months ended March 31, 2008.

A summary of option activity for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,176,117	$56.72	7.04	$69,693
Granted	-	-
Exercised	(125)	72.05
Forfeited	(9,125)	75.08
Outstanding at March 31, 2008	1,166,867	$56.58	6.78	$39,112
Vested or expected to vest	1,077,859	55.56	6.72	31,976
Exercisable at March 31, 2008	486,117	$30.92	6.43	$26,403

The exercise of stock options is expected to generate a net operating loss carry forward in our Delaware subsidiary of US$ 11.6 million.  In the three months ended March 31, 2008 a tax benefit of US$ 0.1 million was recognized in respect of the utilization of part of this loss, which was recorded as additional paid in capital.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2008 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options as of March 31, 2008.  This amount changes based on the fair value of our Common Stock.  The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was US$ 1.8 thousand and US$ 14.7 million, respectively.  As of March 31, 2008, there was US$ 15.9 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.8 years.  Proceeds received from the exercise of stock options were US$ 9.0 thousand and US$ 2.0 million for the three months ended March 31, 2008 and 2007, respectively.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

14.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2008	2007

Net income / (loss) available for common shareholders	$14,895	$(250)

Weighted average outstanding shares of Common Stock (000’s)	42,316	40,793
Dilutive effect of employee stock options (000’s)	416	-
Common Stock and Common Stock equivalents (000’s)	42,732	40,793

Income / (loss) per share:
Basic	$0.35	$(0.01)
Diluted	$0.35	$(0.01)

At March 31, 2008, 269,500 (December 31, 2007: 258,500) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Common shares potentially issuable under our Convertible Notes may also become dilutive in the future although were antidilutive to income at March 31, 2008.

15.  SEGMENT DATA

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of Segment EBITDA and segment depreciation and asset information amounts to our consolidated results for the three months ended March 31, 2008 and 2007 for condensed consolidated statement of operations data and as at March 31, 2008 and December 31, 2007 for condensed consolidated balance sheet data:

	For the Three Months Ended March 31,
	Segment Net Revenues (1)		Segment EBITDA
	2008	2007	2008	2007
Country:
Croatia (NOVA TV)	$11,534	$7,232	$(2,730)	$(4,652)
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	85,558	51,519	43,845	25,667
Romania (2)	57,996	39,342	23,376	15,136
Slovak Republic (TV MARKIZA)	26,234	18,677	9,137	5,756
Slovenia (POP TV and KANAL A)	17,951	12,669	4,340	3,001
Ukraine (STUDIO 1+1)	23,219	18,075	(2,063)	(2,370)
Ukraine (KINO, CITI)	978	398	(1,206)	(2,417)
Total segment data	$223,470	$147,912	$74,699	$40,121

Reconciliation to condensed consolidated statement of operations:
Consolidated net revenues / income before provision for income taxes and minority interest	$223,470	$147,912	$5,578	$4,449
Corporate operating costs	-	-	10,017	14,773
Depreciation of station property, plant and equipment	-	-	12,340	6,899
Amortization of broadcast licenses and other intangibles	-	-	7,666	5,162
Interest income	-	-	(2,180)	(1,414)
Interest expense	-	-	14,250	11,396
Change in fair value of derivatives	-	-	10,258	(4,524)
Foreign currency exchange loss, net	-	-	17,430	3,136
Other expense / (income)	-	-	(660)	244
Total segment data	$223,470	$147,912	$74,699	$40,121

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.
(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended March 31, 2008. For the three months ended March 31, 2007 the Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:	2008	2007

Croatia	$1,410	$785
Czech Republic	10,146	6,461
Romania	3,540	1,747
Slovak Republic	2,576	1,187
Slovenia	1,283	986
Ukraine (STUDIO 1+1)	791	745
Ukraine (KINO, CITI)	260	150
Total	$20,006	$12,061
Represented as follows:
Depreciation of station property, plant & equipment	12,340	6,899
Amortization of broadcast licenses and other intangibles	7,666	5,162

Total assets (1):	March 31, 2008	December 31, 2007

Croatia	$56,925	$44,787
Czech Republic	1,621,136	1,429,256
Romania	395,484	360,144
Slovak Republic	227,166	203,302
Slovenia	101,738	89,984
Ukraine (STUDIO 1+1)	93,358	90,064
Ukraine (KINO, CITI)	18,288	17,854
Total segment assets	$2,514,095	$2,235,391

Reconciliation to condensed consolidated balance sheets:
Corporate	538,541	103,044
Total assets	$3,052,636	$2,338,435

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets (1):	March 31, 2008	December 31, 2007

Croatia	$18,561	$12,144
Czech Republic	70,905	58,809
Romania	51,435	44,808
Slovak Republic	32,120	29,345
Slovenia	23,495	21,524
Ukraine (STUDIO 1+1)	7,056	7,380
Ukraine (KINO, CITI)	4,896	5,003
Total long-lived assets	$208,468	$179,013

Reconciliation to condensed consolidated balance sheets:
Corporate	1,273	1,298
Total long-lived assets	$209,741	$180,311

(1) Reflects property, plant and equipment

We do not rely on any single major customer or group of major customers.

16.  DISCONTINUED OPERATIONS

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

We have since re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009.  As the expected tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities, we have provided for the shortfall.

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

17.  COMMITMENTS AND CONTINGENCIES

Commitments

a) Ukraine Buyout Agreements

On January 31, 2008, we entered into a series of agreements to purchase a 30.0% beneficial ownership interest in the Studio 1+1 group from our partners, Alexander Rodnyansky and Boris Fuchsmann, and to provide Messrs. Rodnyansky and Fuchsmann with a put option and us with a call option for the remaining 10.0% interest in the Studio 1+1 group that will be held by Messrs. Rodnyansky and Fuchsmann following a successful completion of the initial purchase. We currently hold a 60.0% beneficial ownership interest in the Studio 1+1 group. In conjunction with the initial transaction, we also entered into an assignment agreement with Igor Kolomoisky, one of our shareholders and a member of the Board of Directors of Central European Media Enterprises Ltd, pursuant to which Mr. Kolomoisky has assigned option interests in the Studio 1+1 group to us.  The consideration payable by us for the initial purchases, exclusive of the put and call options, is approximately US$ 219.6 million.

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

Completion of the transactions described above is expected to occur by the end of the second quarter of this years but under the terms of the Framework Agreement, the ownership of the Studio 1+1 Group is being restructured in order to facilitate these transactions and such restructuring will require certain regulatory approvals. Once the completion of the conditions to closing is sufficiently probable, we will account for the acquisition as a purchase business combination in accordance with FASB Statement No. 141 “Business Combinations.”

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

b)  Station Programming Rights Agreements

At March 31, 2008, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

March 31, 2008

Croatia	$6,424
Czech Republic	33,130
Romania	26,478
Slovak Republic	13,513
Slovenia	3,681
Ukraine (STUDIO 1+1)	7,256
Ukraine (KINO, CITI)	162
Total	$90,644

Of the amount shown in the table above, US$ 75.4 million is payable within one year.

c) Operating Lease Commitments

For the three months ended March 31, 2008 and 2007 we incurred aggregate rent on all facilities of US$ 3.6 million and US$ 2.9 million, respectively.  Future minimum operating lease payments at March 31, 2008 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

March 31, 2008

2008	$3,322
2009	4,741
2010	2,283
2011	867
2012	306
2013 and thereafter	10
Total	$11,529

d) Acquisition of Minority Shareholdings in Romania

Adrian Sarbu, our Chief Operating Officer, has the right to sell to us his remaining shareholding in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. Mr. Sarbu’s right to put his remaining shareholding’ is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put him our shareholding in Media Pro. As at March 31, 2008, we consider the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

e) Other

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

We have since re-evaluated our forecasts of the amount of taxable income we expect to earn in the Netherlands in the period to 2009.  As the expected tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities, we have provided for the shortfall.

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

As at March 31, 2008 we provided US$ 1.6 million (US$ 0.7 million in non-current liabilities and US$ 0.9 million in current liabilities) and as at December 31, 2007 we provided US$ 3.3 million (US$ 1.0 million in non-current liabilities and US$ 2.3 million in current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 15.6 million) with CS.  This facility is secured by a pledge of receivables under the factoring agreement with Factoring Ceska Sporitelna.

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

Croatia

There are no significant outstanding legal actions that relate to our business in Croatia.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

There are no significant outstanding legal actions that relate to our business in Slovenia.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On December 23, 2005, we initiated international arbitration proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60.0% interest in Studio 1+1. Following the adoption of an amendment to the Ukraine Media Law in March 2006, our partners acknowledged their obligation to restructure to permit us to hold a 60.0% interest had ripened; and in September 2006, they entered into agreements to effect a restructuring. On November 9, 2006, the arbitration proceedings were suspended by mutual consent to permit the parties to implement the restructuring. On August 30, 2007, we registered our Ukrainian subsidiary UMS as the owner of 42.0% of Studio 1+1. Together with our 18.0% indirect interest in Studio 1+1 held through Inter-Media, we now have a 60.0% interest in Studio 1+1.

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

Management believes that the licenses for our television license companies will be renewed prior to expiry or that we will receive digital licenses for our channels in replacement of current analog licenses (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary”).  In Romania, the Slovak Republic, Slovenia and Ukraine local regulations contain a qualified presumption for extensions of broadcast licenses according to which a license may be renewed if the licensee has operated substantially in compliance with the relevant licensing regime.

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

18.  SUBSEQUENT EVENTS

Acquisition - Romania

On April 17, 2008 we acquired the assets of Compania de Radio Pro s.r.l. (“Radio Pro”) which owns two leading radio channels in Romania.  Total consideration was RON 47.2 million (approximately US$ 20.6 million at the date of payment).  Radio Pro is owned by Media Pro Management S.A., in which we hold an 8.7% interest and the remainder is owned by Adrian Sarbu, our Chief Operating Officer.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: general market and economic conditions in our markets as well as in the United States and Western Europe;  the results of additional investment in Croatia and Ukraine; the expected completion dates and the impact of the buyout of our partners in the Studio 1+1 group in Ukraine; the growth of television advertising spending and the rate of development of advertising in our markets; our ability to make future investments in television broadcast operations; our ability to develop and  implement strategies regarding sales and multi-channel distribution; the performance of obligations by third parties with whom we have entered into agreements; the general political, economic and regulatory environments where we operate and application of relevant laws and regulations; the renewals of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publically update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion should be read in conjunction with our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Net revenues	$223,470	$147,912	51.1%
Operating income	44,676	13,287	236.2%
Net income / (loss)	$14,895	$(250)	6,058.0%

The principal events for the three months ended March 31, 2008 are as follows:

•
Performance: In the three months ended March 31, 2008, we reported growth in both Segment Net Revenues and Segment EBITDA of 51% and 86%, respectively compared to the three months ended March 31, 2007, delivering a Segment EBITDA margin of 33% compared to the 27% margin reported in the three months ended March 31, 2007 (Segment EBITDA is defined and reconciled to our consolidated results in Item 1, Note 15, “Segment Data”).

•	Each of our stations reported revenue growth in excess of 28% compared to the three months ended March 31, 2007, with particularly strong growth reported in Croatia and the Czech Republic.

•
Acquisition: On January 31, 2008, we entered into agreements with Igor Kolomoisky to assign options over certain interests on the Studio 1+1 group held by him and with Boris Fuchsmann and Alexander Rodnyansky to acquire their 40% interest in the Studio 1+1 group. Upon completion of the initial purchase, we will own 90.0% of the Studio 1+1 group and Messrs. Fuchsmann and Rodnyansky will have the right to put to us, and we will have the right to call from them, their remaining 10.0% interest.

•
Financing: On March 10, 2008 we issued US$ 475.0 million of 3.50% Convertible Notes, maturing on March 15, 2013. In order to increase the effective conversion price of our Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Common Stock (see Item 1, Note 4, “Senior Debt”).

•	Debt Ratings: On March 19, 2008, Moody’s Investors Services upgraded our senior unsecured debt rating for our Senior Notes and our corporate credit rating from Ba3 to Ba2.

Subsequent to the quarter-end:

•
Acquisition: On April 17, 2008 we acquired the assets of Compania de Radio Pro s.r.l. (“Radio Pro”) which owns two leading radio channels in Romania.  Total consideration was RON 47.2 million (approximately US$ 20.6 million at the date of payment).  Radio Pro is owned by Media Pro Management S.A., in which we hold an 8.7% interest and the remainder is owned by Adrian Sarbu, our Chief Operating Officer (See Item I, Note 18, “Subsequent Events”).

•	Debt Rating: On April 23, 2008, Standard & Poor’s upgraded the rating of our Senior Notes from BB- to BB and assigned a BB debt rating to our US$ 475.0 million of 3.5% Convertible Notes.

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

As our markets mature, we anticipate more intense competition for audience share and advertising spending from other incumbent terrestrial broadcasters and from cable, satellite and digital terrestrial broadcasters as the coverage of these technologies grows. The impact on our advertising share will be less significant due to the small audience rating each individual channel can attract. The advent of digital terrestrial broadcasting as well as the introduction of alternative distribution platforms for content (including additional direct-to-home (“DTH”) services, the internet, internet protocol TV (“IPTV”), mobile television and video-on-demand services) will cause audience fragmentation and change the competitive dynamics in our operating countries in the medium term.

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

Our priorities in this regard include:

•	completing the buyout of our partners in the Studio 1+1 group and restructuring our Ukraine operations in order to secure consistent performance and a leading position in the Ukrainian market;

•	ensuring that our leading position in our operating countries is secured during the transition to digital terrestrial broadcasting and the anticipated growth of DTH offerings;

•	launching or acquiring additional channels in our markets in order to expand our offerings, target niche audiences and increase our advertising inventory;

•	improving margins by leveraging expertise from our best-performing operations;

•	expanding our capabilities in production and the development of local content; and

•	achieving EBITDA break even in our Croatia operations during the fourth quarter of 2008.

In addition, we continue to review opportunities to develop our business and expand our footprint through strategic acquisitions, the adoption and implementation of new technologies and expansion into additional markets in Central and Eastern Europe. Internet broadband penetration is low in all of our markets in comparison to Western European and U.S. markets. As the GDP per capita of our markets grows over the medium term, we anticipate broadband penetration will increase significantly and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We believe that the strength of our brands, our news programming and locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop. We intend to continue our program of investment into our non-broadcast activities in order to develop offerings and launch services on the internet and mobile platforms that complement our broadcast offerings and generate revenues.

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

The TTP will typically include the following: the timeline and final switchover date, time allowances for the phases of the transition, allocation of frequencies for digital broadcasting and other digital services, methods for calculating digital terrestrial signal coverage and penetration of set top boxes, parameters for determining whether the conditions for switchover have been satisfied for any phase, the technical specifications for broadcasting standards to be utilized and technical restrictions on parallel broadcasting in analog and terrestrial during the transition phase.

Of our markets, the Czech Republic, the Slovak Republic and Slovenia are the furthest advanced in the transition to digital.  All three have adopted new legislation or amendments to existing legislation.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license, although broadcasters in a specific jurisdiction may be required to formally file an application in order for such a digital license to be issued.

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2012, when the current licenses of POP TV and KANAL A expire.  TV NOVA (Czech Republic) is also entitled to receive a digital license under recent amendments to the Czech Republic Media Law. The receipt of this license is subject to CET 21 agreeing to the switchover plan under the TTP, which is still under negotiation.  In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of negotiations with respect to the TTP for the Slovak Republic.

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

For a full reconciliation of our Segment EBITDA by operation to our consolidated results for the three months ended March 31, 2008 and 2007 see Item 1, Note 15.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

SEGMENT FINANCIAL INFORMATION
For the Three Months Ended March 31, (US$ 000's)

	2008	(1)	2007	(1)
Segment Net Revenues
Croatia (NOVA TV)	$11,534	5%	$7,232	5%
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	85,558	38%	51,519	34%
Romania (2)	57,996	26%	39,342	27%
Slovak Republic (TV MARKIZA)	26,234	12%	18,677	13%
Slovenia (POP TV and KANAL A)	17,951	8%	12,669	9%
Ukraine (STUDIO 1+1)	23,219	10%	18,075	12%
Ukraine (KINO, CITI)	978	1%	398	-%
Total Segment Net Revenues	$223,470	100%	$147,912	100%

Represented by:
Broadcast operations	$221,497	99%	$147,422	100%
Non-broadcast operations	1,973	1%	490	-%
Total Segment Net Revenues	$223,470	100%	$147,912	100%

Segment EBITDA
Croatia (NOVA TV)	$(2,730)	(4)%	$(4,652)	(12)%
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	43,845	59%	25,667	65%
Romania (2)	23,376	32%	15,136	38%
Slovak Republic (TV MARKIZA)	9,137	12%	5,756	14%
Slovenia (POP TV and KANAL A)	4,340	6%	3,001	7%
Ukraine (STUDIO 1+1)	(2,063)	(3)%	(2,370)	(6)%
Ukraine (KINO, CITI)	(1,206)	(2)%	(2,417)	(6)%
Total Segment EBITDA	$74,699	100%	$40,121	100%

Represented by:
Broadcast operations	$76,177	102%	$40,714	101%
Non-broadcast operations	(1,478)	(2)%	(593)	(1)%
Total Segment EBITDA	$74,699	100%	$40,121	100%

Segment EBITDA Margin (3)	33%		27%

(1) Percentage of Total Segment Net Revenues and Total Segment EBITDA.
(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended March 31, 2008. For the three months ended March 31, 2007 Romania were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007
(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenues.

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

(A) CROATIA

Market Background:  We estimate that the television advertising market in Croatia experienced local currency growth of approximately 4% to 7% in 2007 and expect it to show 6% to 8%  growth during 2008.

In the three months ended March 31, 2008, national all day audience share for NOVA TV (Croatia) grew to 23.1% from 18.1% in the three months ended March 31, 2007.  The major competitors are the two state-owned channels HRT1 and HRT2, with national all day audience shares for the three months ended March 31, 2008 of 24.2% and 14.2% respectively, and privately owned broadcaster RTL with 27.8%.

Prime time audience share for NOVA TV (Croatia), which is our principal focus, grew to 26.4% in the three months ended March 31, 2008 from 19.6% in the three months ended March 31, 2007.  Our average prime time ratings increased from 8.4% to 10.7% over comparable periods, while prime time ratings for the whole market decreased from 42.7% in the three months ended March 31, 2007 to 40.4% in the three months ended March 31, 2008.

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic. In the three months ended March 31, 2008 the prime time audience share in this group was 26.4%, an increase compared to the 19.5% achieved in the same period in 2007.

In July 2005 we initiated a multi-year investment plan to develop our transmission infrastructure and improve the quality of our programming, particularly locally produced content, in order to secure a larger audience share and increased revenues.  We expect that Segment EBITDA will break even during the fourth quarter of 2008.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Spot revenues	$9,662	$5,020	92.5%
Non-spot revenues	1,872	2,212	(15.4)%
Segment Net Revenues	$11,534	$7,232	59.5%

Represented by:
Broadcast operations	$11,405	$7,227	57.8%
Non-broadcast operations	129	5	2,480.0%
Segment Net Revenues	$11,534	$7,232	59.5%

Segment EBITDA	$(2,730)	$(4,652)	41.3%

Represented by:
Broadcast operations	$(2,587)	$(4,623)	44.0%
Non-broadcast operations	(143)	(29)	(393.1)%
Segment EBITDA	$(2,730)	$(4,652)	41.3%

Segment EBITDA Margin	(24)%	(64)%	40%

•
Segment Net Revenues for the three months ended March 31, 2008 increased by 60% compared to the three months ended March 31, 2007.  In local currency, Segment Net Revenues grew by 37%.  Spot revenues for the three months ended March 31, 2008 increased by 93% compared to the same period in 2007 because our ratings improvement in 2007 has improved our position in the market and this supported the sale of significantly higher volumes of GRPs at increased prices. Non-spot revenues for the three months ended March 31, 2008 decreased by 15% compared to the same period in 2007, primarily due to lower sponsorship revenue as a result of broadcasting fewer programs suited to sponsorship and also lower revenue arising from ‘Nova Lova’ (‘Call TV’).

•	Segment EBITDA losses for the three months ended March 31, 2008 fell by 41% compared to the three months ended March 31, 2007. In local currency, Segment EBITDA losses fell by 50%.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2008 increased by 20% compared to the same period in 2007.  Cost of programming grew by 23% as a result of continued investment in high-quality programming to improve performance, driven by a 54% increase in production expenses due to the broadcast of popular locally-produced content such as ‘The Farm’ and ‘Don’t Forget The Lyrics’. Program syndication increased by 8% during the same period. Other operating costs increased by 33%, primarily due increased expenditure in developing our non-broadcast operations.  Selling, general and administrative expenses decreased by 10% primarily due to a reduction in our provision for doubtful debts.

(B) CZECH REPUBLIC

Market Background:  We estimate that the television advertising market in the Czech Republic grew by approximately 6% to 10% in local currency during 2007 and expect 4% to 8% growth in 2008.

The national all day audience share of our main channel, TV NOVA (Czech Republic), for the three months ended March 31, 2008 was 38.3% compared to 40.8% for the three months ended March 31, 2007.  The major competitors are the two state-owned channels CT1 and CT2, with national all day audience shares for the three months ended March 31, 2008 of 21.9% and 7.7% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 17.5%.

Prime time audience share was 41.9% in the three months ended March 31, 2008 compared to 45.2% in the three months ended March 31, 2007.  Our average prime time ratings decreased from 18.3% to 16.7% over comparable periods, while prime time ratings for the whole market decreased from 40.5% in the three months ended March 31, 2007 to 39.7% in the three months ended March 31, 2008.

For advertising sales purposes, the TV NOVA (Czech Republic) target audience is the 15-54 demographic. In the three months ended March 31, 2008 the prime time audience share in this group was 45.9% compared to the 49.1% achieved in the same period in 2007.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Spot revenues	$77,603	$46,664	66.3%
Non-spot revenues	7,955	4,855	63.9%
Segment Net Revenues	$85,558	$51,519	66.1%

Represented by:
Broadcast operations	$85,383	$51,480	65.9%
Non-broadcast operations	175	39	348.7%
Segment Net Revenues	$85,558	$51,519	66.1%

Segment EBITDA	$43,845	$25,667	70.8%

Represented by:
Broadcast operations	$44,236	$25,937	70.6%
Non-broadcast operations	(391)	(270)	44.8%
Segment EBITDA	$43,845	$25,667	70.8%

Segment EBITDA Margin	51%	50%	1%

•
Segment Net Revenues for the three months ended March 31, 2008 increased by 66% compared to the three months ended March 31, 2007.  In local currency, Segment Net Revenues increased by 32%.  Spot revenues increased by 66%, primarily due to an increase in the volume of GRPs sold, as well as increased average revenue per GRP sold.  This increase in volume was partially due to a change in sales policy, which incentivized both clients and agencies to spend more of their budgets during the low season. We expect this change to have pulled spending forward from the high season months of the second quarter.  Non-spot revenue for the three months ended March 31, 2008 increased by 64% compared to the same period in 2007, primarily due to increased sponsorship.

•
Segment EBITDA for the three months ended March 31, 2008 increased by 71% compared to the three months ended March 31, 2007, resulting in an EBITDA margin of 51% compared to 50% for the same period in 2007. In local currency, Segment EBITDA increased by 36%.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2008 increased by 61% compared to the three months ended March 31, 2007.  Cost of programming grew by 73%. Production costs showed an increase of 50% due to the broadcast of the show ‘X Factor’, with no comparable entertainment show having been broadcast during the three months ended March 31, 2007 as well as due to an increase in the number of hours of news programming.  Program syndication increased by 99% over comparable periods due to an increase in the number of hours of syndicated programming being broadcast as well as an increase in the cost of such programming.  Other operating costs increased by 44%, primarily due to higher salary costs and accruals for performance-related bonuses.  Selling, general and administrative expenses increased by 53% primarily due to increased office running costs, increased provisions for doubtful debts and increased marketing and research costs.

(C) ROMANIA

Market Background:  We estimate that the television advertising market grew by approximately 50% to 60% in dollars during 2007 and expect continued growth in the range of 20% to 30% in local currency in 2008.

The combined national all day audience share of our PRO TV, ACASA and PRO CINEMA was 21.6% for the three months ended March 31, 2008 compared to 22.4% for the three months ended March 31, 2007.  SPORT.RO had a national all day audience share of 1.4% for the three months ended March 31, 2008 compared to 1.8% for the three months ended March 31, 2007.  MTV ROMANIA, which we acquired on December 12, 2007, had a national all day audience share of 0.3% for the three months ended March 31, 2008.   Our main competitors are the two channels operated by the public broadcaster, TVR1 and TVR2, with national all day audience shares for the three months ended March 31, 2008 of 4.9% and 1.9%, respectively, and privately owned broadcaster Antena 1, with a national all day audience share of 8.6%.

The combined average prime time ratings of PRO TV, ACASA and PRO CINEMA for the three months ended March 31, 2008 was 11.4%, compared to 10.6% for the three months ended March 31, 2007. SPORT.RO had a prime time rating of 0.5% for the three months ended March 31, 2008 compared to 0.6% for the three months ended March 31, 2007.  MTV ROMANIA had a prime time rating of 0.1% for the three months ended March 31, 2008. Total prime time ratings in the market increased from 43.8% for the three months ended March 31, 2007 to 45.1% for the three months ended March 31, 2008.

During the three months ended March 31, 2008, the combined prime time audience share of PRO TV, ACASA and PRO CINEMA grew to 25.3% from 24.2% in the same period in 2007. SPORT.RO had a prime time audience share of 1.0% for the three months ended March 31, 2008 compared to 1.3% for the three months ended March 31, 2007. MTV ROMANIA had a prime time audience share of 0.2% for the three months ended March 31, 2008. The prime time audience share of TVR 1 fell from 16.3% to 5.5% in the same period and the share of Antena 1 fell from 17.0% to 11.5%.

For advertising sales purposes, PRO TV’s target audience is the 18-49 urban demographic. In the three months ended March 31, 2008 the prime time audience share in this group was 20.6% compared to 23.7% achieved in the same period in 2007.  For advertising sales purposes, ACASA’s target audience is the female 15-49 urban demographic. In the three months ended March 31, 2008 the prime time audience share in this group was 12.8% compared to 9.0% achieved in the same period in 2007.

The functional currency of our Romania operations changed from the U.S. dollar to the Romanian Lei with effect from January 1, 2008.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Spot revenues	$53,032	$36,535	45.2%
Non-spot revenues	4,964	2,807	76.8%
Segment Net Revenues	$57,996	$39,342	47.4%

Represented by:
Broadcast operations	$57,799	$39,342	46.9%
Non-broadcast operations	197	-	-%
Segment Net Revenues	$57,996	$39,342	47.4%

Segment EBITDA	$23,376	$15,136	54.4%

Represented by:
Broadcast operations	$23,566	$15,274	54.3%
Non-broadcast operations	(190)	(138)	(37.7%)
Segment EBITDA	$23,376	$15,136	54.4%

Segment EBITDA Margin	40%	38%	2%

•
Segment Net Revenues for the three months ended March 31, 2008 increased by 47% compared to the three months March 31, 2007.  Spot revenues increased by 45% and non-spot revenues increased by 77% over comparable periods.  The increase in spot revenues was driven by increases in the average revenue per GRP sold on our Romanian channels. The increase in non-spot revenue was primarily due to increased cable tariff revenue, as SPORT.RO and MTV ROMANIA benefited from an increased channel offering to generate income from this revenue stream.

The inclusion of SPORT.RO for a full three months (as opposed to a single month in 2007) contributed approximately US $ 1.8 million to Segment Net Revenues for the three months ended March 31, 2008. MTV ROMANIA contributed approximately US $ 1.5 million to Segment Net Revenues for the three months ended March 31, 2008.

•
Segment EBITDA for the three months ended March 31, 2008 increased by 54% compared to the three months ended March 31, 2007, resulting in an EBITDA margin of 40%, compared to 38% for the same period in 2007.

Costs charged in arriving at Segment EBITDA for the year three months ended March 31, 2008 increased by 43% compared to the three months ended March 31, 2007.  Cost of programming grew 38%, reflecting increased investment to enable us to maintain our ratings in the face of increased competition. Production expenses increased by 50% due to an increase in production hours broadcast, primarily due to the SPORT.RO acquisition, and also increased investment to expand the news and news-related content on PRO TV and ACASA.  Programming syndication increased by 27%, primarily driven by investment in the programming schedule as well as an increase in syndicated hours broadcast, that was mainly due to the impact of the SPORT.RO acquisition.  Other operating costs increased by 56%, reflecting increased salary costs following the SPORT.RO acquisition as well as the impact of the weakening of the dollar against the Romanian lei, the currency in which salaries are paid. In addition there was an increase in the cost of music rights and repeats following the acquisition of MTV ROMANIA.  Selling, general and administrative expenses increased by 57%, primarily due to increases in office running costs, consultancy fees and marketing and research costs.

D) SLOVAK REPUBLIC

Market Background:  We estimate that the television advertising market in the Slovak Republic grew by approximately 25% to 30% in local currency in 2007 and anticipate growth of 10% to 15% in 2008.

The national all day audience share for TV MARKIZA for the three months ended March 31, 2008 was 37.0% compared to 34.1% for the same period in 2007.  Our principal competitor is the main channel operated by the public broadcaster, STV1, with a national all day audience share of 17.8% for the three months ended March 31, 2008. The national all day audience share of TV JOJ, the only other significant privately owned channel, was 15.7% during the same period.

The average prime time rating for TV MARKIZA for the three months ended March 31, 2008 was 15.8% compared to 15.9% for the same period in 2007.  Total prime time ratings in the market fell from 41.6% for the three months ended March 31, 2007 to 39.4% for the three months ended March 31, 2008.

During the three month period ended March 31, 2008, the prime time audience share of TV MARKIZA increased to 40.1%, from 38.2% in the same period in 2007. The prime time audience share of STV 1 fell from 19.2% to 18.5%, while TV JOJ’s audience share increased from 18.1% to 18.4% in the same period.

For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic. In the three months ended March 31, 2008 the prime time audience share in this group was 40.0%, an increase compared to the 38.1% achieved in the same period in 2007.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Spot revenues	$24,479	$18,075	35.4%
Non-spot revenues	1,755	602	191.5%
Segment Net Revenues	$26,234	$18,677	40.5%

Represented by:
Broadcast operations	$26,213	$18,662	40.5%
Non-broadcast operations	21	15	40.0%
Segment Net Revenues	$26,234	$18,677	40.5%

Segment EBITDA	$9,137	$5,756	58.7%

Represented by:
Broadcast operations	$9,380	$5,859	60.1%
Non-broadcast operations	(243)	(103)	(135.9)%
Segment EBITDA	$9,137	$5,756	58.7%

Segment EBITDA Margin	35%	31%	4%

•
Segment Net Revenues for the three months ended March 31, 2008 increased by 41% compared to the three months ended March 31, 2007.  In local currency, Segment Net Revenues increased by 20%.  The increase in Segment Net Revenues was due to increases of 35% in spot revenues and 192% in non-spot revenues.  The increase in spot revenues is mainly due to increases in the average revenue per GRP sold, as well as an increase in the volume of GRPs sold, partially as a result of some advertisers pulling spending forward from the high season months of the second quarter.  The increase in non-spot revenues was due to sponsorship revenue generated from the music show ‘Elan Je Elan’, whereas no programs suitable for sponsorship were broadcast during the comparable period in 2007.

•
Segment EBITDA for the three months ended March 31, 2008 increased by 59% compared to the three months ended March 31, 2007, and the EBITDA margin increased to 35% from 31% over comparable periods.  In local currency, Segment EBITDA increased by 36%.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2008 increased by 32% compared to the three months ended March 31, 2007. The cost of programming increased by 60%, reflecting the level of competition for acquired programming and increased investment in local production and also the reclassification of production staff salaries to production costs from other operating costs; without this reclassification, cost of programming increased by 33%. Other operating costs decreased by 4%, primarily due to the reclassification described above, partially offset by increased broadcast operating costs. Selling, general and administrative costs increased by 24% primarily as a result of increased office running costs and marketing and research costs.

(E) SLOVENIA

Market Background:  We estimate the television advertising market in Slovenia grew by approximately 8% to 10% in local currency during 2007.  We expect the television advertising market to show lower growth in 2008, in the range of 4% to 6%.

The combined national all day audience share of our two channels, POP TV and KANAL A, decreased from 37.0% for the three months ended March 31, 2007 to 35.6% for the three months ended March 31, 2008.  Our major competitors are the two channels operated by the public broadcaster, SL01 and SL02, with national all day audience shares for the three months ended March 31, 2008 of 23.9% and 10.2%, respectively, and privately owned broadcaster TV3 (which was acquired by the Modern Times Group in 2006) with a national all day audience share of 4.2%.

The combined average prime time ratings for our Slovenian channels for the three months ended March 31, 2008 were 15.4% compared to 15.7% for the same period in 2007.  Overall total prime time ratings in the market increased from 36.3% for the three months ended March 31, 2007 to 37.5% for the same period in 2008.

During the three months ended March 31, 2008, our combined prime time audience share decreased from 43.3% for the three months ended March 31, 2007 to 41.1% for the same period in 2008. The prime time audience share of SLO 1 grew to 28.2% from 26.8% in the same period; SLO 2 increased from 6.3% to 6.9%; and the prime time audience share of TV3 increased from 2.7% to 3.5%.

For advertising sales purposes, POP TV and KANAL A’s target audience is the 18-49 demographic. In the three months ended March 31, 2008 the prime time audience shares were 30.4% and 15.1% respectively in this group, compared to 31.1% and 17.2% achieved in the same period in 2007.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Spot revenues	$15,307	$11,325	35.2%
Non-spot revenues	2,644	1,344	96.7%
Segment Net Revenues	$17,951	$12,669	41.7%

Represented by:
Broadcast operations	$16,500	$12,238	34.8%
Non-broadcast operations	1,451	431	236.7%
Segment Net Revenues	$17,951	$12,669	41.7%

Segment EBITDA	$4,340	$3,001	44.6%

Represented by:
Broadcast operations	$4,652	$3,022	53.9%
Non-broadcast operations	(312)	(21)	1385.7%
Segment EBITDA	$4,340	$3,001	44.6%

Segment EBITDA Margin	24%	24%	-%

●	Segment Net Revenues for the three months ended March 31, 2008 increased by 42% compared to the three months ended March 31, 2007. In local currency Segment Net Revenues increased by 24%.

Spot revenues in the three months ended March 31, 2008 increased by 35% compared to the three months ended March 31, 2007, driven by double-digit price increases. Non-spot revenues increased by 97% over comparable periods primarily due to increased non-broadcast advertising revenue.

●	Segment EBITDA for the three months ended March 31, 2008 increased by 45% compared to the three months ended March 31, 2007. In local currency, Segment EBITDA increased by 26%.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2008 increased by 41% compared to the three months ended March 31, 2007.  Cost of programming increased by 51% due to investments in programming to maintain our leading position in the market in the face of increased competition. Other operating costs increased by 28% primarily due to higher staff costs as a result of the development of non-broadcast operations. Selling, general and administrative expenses increased by 29% primarily due to increased office running costs and increased provisions for doubtful debts.

(F) UKRAINE (STUDIO 1+1)

Market Background:  We estimate that the television advertising market in Ukraine, where sales are denominated primarily in dollars, grew by approximately 25% to 35% in 2007 excluding political advertising and we expect similar growth in 2008.

STUDIO 1+1 had a national all day audience share of 13.2% for the three months ended March 31, 2008 compared to 16.1% for the three months ended March 31, 2007.  Our main competitors include Inter, with a national all day audience share for the three months ended March 31, 2008 of 22.7%, Novy Kanal with 8.5%, ICTV with 7.2% and STB with 7.2%.

The average prime time ratings for STUDIO 1+1 for the three months ended March 31, 2008 were 5.2% compared to 7.2% for the same period in 2007. Total prime time ratings in the market decreased from 38.6% for the three months ended March 31, 2007 to 38.1% for the same period in 2008.

During the three months ended March 31, 2008, the prime time audience share of STUDIO 1+1 declined to 13.7%, from 18.7% for the same period in 2007. Inter increased its prime time audience share to 30.2% from 22.2% in the same periods, Novy Kanal grew to 8.1% from 7.3%, ICTV’s prime time share grew to 6.9% from 6.3% and STB fell to 6.7% from 8.3%.

For advertising sales purposes, STUDIO 1+1’s target audience is the 18+ demographic. In the three months ended March 31, 2008 the prime time audience share in this group was 14.8% compared to 18.9% for the same period in 2007.

The audience shares quoted above reflect the shares sampled in cities with a population of 50,000 inhabitants or more and is the audience measurement on which sales are currently based. From January 1, 2008 a new additional panel has been introduced which includes audiences in smaller centers of population. In this panel the all audience prime time  share of Studio 1+1 in the three months ended March 31, 2008 was 18.1% and the target audience prime time share was 19.1% for the same period.

The functional currency for our Ukraine operations is the dollar.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Spot revenues	$18,376	$14,821	24.0%
Non-spot revenues	4,843	3,254	48.8%
Segment Net Revenues	$23,219	$18,075	28.5%

Represented by:
Broadcast operations	$23,219	$18,075	28.5%
Non-broadcast operations	-	-	-
Segment Net Revenues	$23,219	$18,075	28.5%

Segment EBITDA	$(2,063)	$(2,370)	13.0%

Represented by:
Broadcast operations	$(1,864)	$(2,338)	20.3%
Non-broadcast operations	(199)	(32)	(521.9)%
Segment EBITDA	$(2,063)	$(2,370)	13.0%

Segment EBITDA Margin	(9)%	(13)%	4%

•
Segment Net Revenues for the three months ended March 31, 2008 increased by 29% compared to the three months ended March 31, 2007. Spot revenues increased by 24%, driven by an increase in the average revenue per GRP sold, as well as an increase in the volume of GRPs sold, partially as a result of some advertisers pulling spending forward from the high season months of the second quarter.  Non-spot revenues increased by 49% over comparable periods primarily due to the sale of surplus programming.

•
Segment EBITDA losses for the three months ended March 31, 2008 decreased by 13% compared to the three months ended March 31, 2007, resulting in an EBITDA margin of (9)% compared to an EBITDA margin of (13)% in the three months ended 31, 2007.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2008 increased by 24% compared to the three months ended March 31, 2007.  Cost of programming grew by 28%, reflecting the continued price inflation for Russian programming, which drives strong ratings in the Ukrainian market, as well as increased investment in such programming to improve our programming schedule and boost ratings following strong programming on Inter.  Other operating costs increased by 16% due to increased salary costs and increased broadcast operating expenses.  Selling, general and administrative expenses increased by 12%, primarily due to increased office running costs and increased marketing and research costs.

(G) UKRAINE (KINO, CITI)

For advertising sales purposes, KINO’s target audience is the 15-50 demographic nationally. In the three months ended March 31, 2008 the prime time audience share of this group was 0.5%, unchanged from the same period in 2007.

For advertising sales purposes, CITI’s target audience is the 15-50 demographic in Kiev. In the three months ended March 31, 2008 the prime time audience share of this group was 1.7% compared to 1.8% for the same period in 2007.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement
Spot revenues	$377	$143	163.6%
Non-spot revenues	601	255	135.7%
Segment Net Revenues	$978	$398	145.7%

Represented by:
Broadcast operations	$978	$398	145.7%
Non-broadcast operations	-	-	-
Segment Net Revenues	$978	$398	145.7%

Segment EBITDA	$(1,206)	$(2,417)	50.1%

Represented by:
Broadcast operations	$(1,206)	$(2,417)	50.1%
Non-broadcast operations	-	-	-
Segment EBITDA	$(1,206)	$(2,417)	50.1%

Segment EBITDA Margin	(123)%	(607)%	484%

●
Segment Net Revenues for the three months ended March 31, 2008 increased by 146% compared to the three months ended March 31, 2007. Spot revenues increased by 164% as a result of an increase in the volume of GRPs sold. Non-spot revenues increased by 136%, primarily due to increased sponsorship.

●	Segment EBITDA losses for the three months ended March 31, 2008 decreased by 50% compared to the three months ended March 31, 2007.

Costs charged in arriving at Segment EBITDA for the three months ended March 31, 2008 decreased by 22% compared to the three months ended March 31, 2007. Cost of programming fell by 31% over comparable periods, as we sought to minimize programming costs during the low season.  Other operating costs increased by 13% while selling, general and administrative expenses decreased by 40% due to decreases in office running costs and marketing and research costs.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for the three months ended March 31, 2008 and 2007 was as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2008	2007

Production expenses	$42,169	$27,558
Program amortization	52,585	38,795
Cost of programming	$94,754	$66,353

Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 28.4 million, or 43%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to:

•	US$ 10.1 million of additional programming costs from our Czech Republic operations;

•	US$ 6.5 million of additional programming costs from our Romania operations;

•	US$ 3.9 million of additional programming costs from our Slovak Republic operations;

•	US$ 3.9 million of additional programming costs from our Ukraine (STUDIO 1+1) operations;

•	US$ 2.7 million of additional programming costs from our Slovenia operations;

•	US$ 1.8 million of additional programming costs from our Croatia operations; and

•	US$ 0.5 million of reduced programming costs from our Ukraine (KINO, CITI) operations.

The amortization of acquired programming for each of our consolidated operations for the three months ended March 31, 2008 and 2007 is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods.  The cash paid for programming by our operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

	For the Three Months Ended March 31, (US$ 000's)
	2008	2007
Program amortization:
Croatia (NOVA TV)	$5,855	$5,399
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	13,055	6,556
Romania (1)	11,988	9,429
Slovak Republic (TV MARKIZA)	3,963	3,207
Slovenia (POP TV and KANAL A)	2,956	2,196
Ukraine (STUDIO 1+1)	14,171	10,927
Ukraine (KINO, CITI)	597	1,081
	$52,585	$38,795

Cash paid for programming:
Croatia (NOVA TV)	$7,423	$905
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	11,869	6,579
Romania (1)	13,866	10,046
Slovak Republic (TV MARKIZA)	5,568	3,699
Slovenia (POP TV and KANAL A)	2,242	2,172
Ukraine (STUDIO 1+1)	7,052	10,484
Ukraine (KINO, CITI)	279	742
	$48,299	$34,627
(1) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended March 31, 2008. For the three months ended March 31, 2007 Romania were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Consolidated Net Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement

Croatia	$11,534	$7,232	59,5%
Czech Republic	85,558	51,519	66.1%
Romania	57,996	39,342	47.4%
Slovak Republic	26,234	18,677	40.5%
Slovenia	17,951	12,669	41.7%
Ukraine (Studio 1+1)	23,219	18,075	28.5%
Ukraine (KINO, CITI)	978	398	145.7%
Total Consolidated Net Revenues	$223,470	$147,912	51.1%

Our consolidated net revenues for the three months ended March 31, 2008 increased by US$ 75.6 million, or 51%, compared to the three months ended March 31, 2007.  See III. “Analysis of Segment Results”.

IV (b) Cost of Revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Consolidated Cost of Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement

Operating costs	$33,262	$25,657	29.6%
Cost of programming	94,754	66,353	42.8%
Depreciation of station property, plant and equipment	12,340	6,899	78.9%
Amortization of broadcast licenses and other intangibles	7,666	5,162	48.5%
Total Consolidated Cost of Revenues	$148,022	$104,071	42.2%

Total cost of revenues for the three months ended March 31, 2008 increased by US$ 44.0 million, or 42%, compared to the three months ended March 31, 2007.

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended March 31, 2008 increased by US$ 7.6 million, or 30%, compared to the three months ended March 31, 2007.  See III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the three months ended March 31, 2008 increased by US$ 28.4 million, or 43%, compared to the three months ended March 31, 2007.  See III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the three months ended March 31, 2008 increased by US$ 5.4 million, or 79%, compared to the three months ended March 31, 2007, primarily due to depreciation of newly acquired production equipment assets in our Czech Republic and Romania operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the three months ended March 31, 2008 increased by US$ 2.5 million, or 49%, compared to the three months ended March 31, 2007, primarily as a result of the amortization of the broadcast license and customer relationships of our Romania and Slovak Republic operations arising from our acquisition of increased stakes in the second and third quarters of 2007.

IV (c) Station Selling, General and Administrative Expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Consolidated Station Selling, General and Administrative Expenses
	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement

Croatia	$1,559	$1,726	(9.7)%
Czech Republic	7,775	5,093	52.7%
Romania	3,813	2,425	57.2%
Slovak Republic	2,398	1,939	23.7%
Slovenia	2,193	1,704	28.7%
Ukraine (Studio 1+1)	2,757	2,467	11.8%
Ukraine (KINO, CITI)	260	427	(39.1)%
Total Consolidated Station Selling, General and Administrative Expenses	$20,755	$15,781	31.5%

Consolidated station selling, general and administrative expenses for the three months ended March 31, 2008 increased by US$ 4.9 million, or 32%, compared to the three months ended March 31, 2007  (see III. “Analysis of Segment Results”).

IV (d) Corporate Operating Costs for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement

Corporate operating costs (excluding stock-based compensation)	$8,204	$13,511	(39.3)%
Stock-based compensation	1,813	1,262	43.7%
Corporate Operating Costs (including stock-based compensation)	$10,017	$14,773	(32.2)%

Corporate operating costs (excluding non-cash stock-based compensation) for the three months ended March 31, 2008 decreased by US$ 5.3 million, or 39%, compared to the three months ended March 31, 2007, primarily due to a charge of US$ 6.0 million in respect of the expected cost of settling our Croatian litigation during the three months ended March 31, 2007.

The increase in the charge for non-cash stock-based compensation for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflects an increase in the number of stock options granted, as well as an increase in the fair value of those options largely as a function of significant increase in our stock price in recent years (see Item 1, Note 13, “Stock-Based Compensation”).

IV (e) Operating Income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement

Operating Income	$44,676	$13,287	236.2%

Due to the foregoing, operating income for the three months ended March 31, 2008 increased by US$ 31.4 million, or 236%, compared to the three months ended March 31, 2007.  Operating margin was 20%, compared to 9% for the three months ended March 31, 2007.

IV (f) Other income / (expense) items for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

	For the Three Months Ended March 31, (US$ 000's)
	2008	2007	Movement

Interest income	$2,180	$1,414	54.2%
Interest expense	(14,250)	(11,396)	25.0%
Foreign currency exchange loss, net	(17,430)	(3,136)	455.8%
Change in fair value of derivatives	(10,258)	4,524	(326.7)%
Other income / (expense)	660	(244)	(370.5)%
Provision for income taxes	10,342	(5,059)	(304.4)%
Minority interest in (income) / loss of consolidated subsidiaries	(1,025)	360	(384.7)%

Interest income for the three months ended March 31, 2008 increased by US$ 0.8 million compared to the three months ended March 31, 2007, primarily as a result of our maintaining higher average cash balances.

Interest expense for the three months ended March 31, 2008 increased by US$ 2.9 million compared to the three months ended March 31, 2007, and included approximately US$ 1.0 million of interest on the Convertible Notes issued in March 2008. The annual interest expense of the Convertible Notes, excluding the amortization of capitalized debt costs is approximately US$ 16.6 million.

Foreign currency exchange loss, net:  For the three months ended March 31, 2008 we recognized a US$ 17.4 million loss primarily as a result of the strengthening of the Euro against the dollar during the three-month period.  Our fixed and floating rate Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 43.1 million due to movements in the spot rate between December 31, 2007 and March 31, 2008. The transaction loss was partially offset by gains of US$ 9.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the US dollar and US$ 16.2 million relating to the revaluation of intercompany loans.

Change in fair value of derivatives: For the three months ended March 31, 2008 we recognized a US$ 10.3 million loss as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to US$ 4.5 million gain for the three months ended March 31, 2007.

Other income/ (expense):  For the three months ended March 31, 2008 we incurred other income of US$ 0.7 million compared to US$ 0.2 million of expenses for the three months ended March 31, 2007.

Provision for income taxes:  The provision for income taxes for the three months ended March 31, 2008 was a credit of US$ 10.3 million compared to charge of US$ 5.1 million for the three months ended March 31, 2007. The provision for income taxes for the three months ended March 31, 2008 includes a credit of US$ 19.3 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding charge recognized in other comprehensive income. Our stations pay income taxes at rates ranging from 16.0% in Romania to 25.0% in Ukraine.

Minority interest in income of consolidated subsidiaries:  For the three months ended March 31, 2008, we recognized a loss of US$ 1.0 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a gain of US$ 0.4 million for the three months ended March 31, 2007 reflecting the increased profitability of our Romania operations.

IV (g) Condensed consolidated balance sheet as at March 31, 2008 compared to December 31, 2007

Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2008	December 31, 2007	Movement

Current assets	$1,003,385	$529,824	89.4%
Non-current assets	2,049,251	1,808,611	13.3%
Current liabilities	259,976	232,770	11.7%
Non-current liabilities	1,223,277	682,703	79.2%
Minority interests in consolidated subsidiaries	24,179	23,155	4.4%
Shareholders’ equity	$1,545,204	$1,399,807	10.4%

Current assets:  Current assets at March 31, 2008 increased US$ 473.6 million compared to December 31, 2007, primarily as a result of an increase in cash and cash equivalents following the receipt of the unutilized proceeds of our issuance of Convertible Notes and an increase in program rights.

Non-current assets:  Non-current assets at March 31, 2008 increased US$ 240.6 million compared to December 31, 2007, primarily as a result of the impact of the weakening dollar on the value of our non-current assets denominated in foreign currencies.  The increase also reflects continued investment in our broadcasting facilities and in program rights.

Current liabilities:  Current liabilities at March 31, 2008 increased US$ 27.2 million compared to December 31, 2007, reflecting increases in deferred income and accrued interest.

Non-current liabilities:  Non-current liabilities at March 31, 2008 increased US$ 540.6 million compared to December 31, 2007.  The movement reflects a US$ 43.1 million increase in the carrying value of our Senior Notes as a result of the movement in the spot rate between December 31, 2007 and March 31, 2008; issuance of US$ 475.0 million of Convertible Notes and US$ 10.3 million increase in the value of our liabilities under currency swaps.

Minority interests in consolidated subsidiaries:  Minority interests in consolidated subsidiaries at March 31, 2008 increased to US$ 24.2 million compared to December 31, 2007 due to the increased profitability of our Romania operations..

Shareholders’ equity:  Total shareholders’ equity at March 31, 2008 increased US$ 145.4 million compared to December 31, 2007, primarily as a result of recognizing US$ 63.3 million of the cost of the capped call options we entered into in conjunction with our Convertible Notes in Shareholders’ Equity, partially offset by the increase in Other Comprehensive Income (US$ 192.0 million) and net income of US$ 14.9 million for the three months ended March 31, 2008. Included in the total shareholders’ equity was a stock-based compensation charge of US$ 1.8 million.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 451.7 million during the three months ended March 31, 2008.  The change in cash and cash equivalents is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2008	2007
Net cash generated from continuing operating activities	$84,091	$31,913
Net cash used in continuing investing activities	(23,743)	(20,901)
Net cash received from financing activities	398,270	809
Net cash used in discontinued operations – operating activities	(1,710)	(1,624)
Net increase in cash and cash equivalents	$451,730	$11,436

Operating Activities

Cash generated from continuing operations in the three months ended March 31, 2008 increased from US$ 31.9 million to US$ 84.1 million, reflecting the level of cash generated by our Czech Republic, Romania, Slovak Republic and Slovenia operations, partially offset by negative cash flows of our Croatia and Ukraine operations.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2008 increased from US$ 20.9 million to US$ 23.7 million.  Our investing cash flows in the three months ended March 31, 2008 were primarily comprised of capital expenditures of US$ 23.8 million.

Financing Activities

Net cash received from financing activities in the three months ended March 31, 2008 was US$ 398.3 million compared to US$ 0.8 million in the three months ended March 31, 2007.  The amount of cash received in the three months ended March 31, 2008 reflects the net proceeds of US$ 400.5 million from the issuance of Convertible Notes.

Discontinued Operations

In the three months ended March 31, 2008, we paid taxes of US$ 1.7 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 1.6 million in the three months ended March 31, 2007.

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

As at March 31, 2008 and December 31, 2007 the operations had the following unsecured balances owing to their respective holding companies:

Operating segment (US$ 000’s)	March 31, 2008	December 31, 2007
Croatia	$143,167	$119,910
Czech Republic	666,950	604,474
Romania	92,763	105,540
Slovak Republic	15	5,164
Slovenia	42,895	39,162
Ukraine (STUDIO 1+1)	-	-
Ukraine (KINO, CITI)	18,055	16,040
Total	$963,845	$890,290

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of March 31, 2008 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt– principal	$1,116,876	$15,602	$1,700	$862,394	$237,180
Long-Term Debt – interest (1)	321,938	64,545	126,696	109,259	21,438
Capital Lease Obligations	7,517	1,143	1,523	1,280	3,571
Operating Leases	11,529	4,416	6,488	625	-
Unconditional Purchase Obligations	101,723	84,938	10,822	4,591	1,372
Other Long-Term Obligations	2,502	1,752	750	-	-
FIN 48 Obligations	2,330	435	1,895	-	-
Total Contractual Obligations	$1,564,415	$172,831	$149,874	$978,149	$263,561
(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

As at March 31, 2008 we had the following debt outstanding:

			March 31, 2008 (US$ 000’s)
Corporate	(1	) – (3)	$1,099,574
Czech Republic operations	(4	) – (6)	15,602
Slovenia operations		(7)	-
Ukraine (KINO, CITI) operations		(8)	1,700
Total			$1,116,876

(1)
As at March 31, 2008 we had EUR 395.0 million (approximately US$ 624.6 million) of Senior Notes outstanding, comprising EUR 245.0 million (approximately US$ 387.4 million) of 8.25% senior notes due May 2012 (the “Fixed Rate Notes”) and EUR 150.0 million (approximately US$ 237.2 million) of floating rate Senior Notes due May 2014, (the “Floating Rate Notes”, collectively the “Senior Notes”) which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625% (6.198% was applicable at March 31, 2008).  .

The Senior Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by certain of our subsidiaries and are secured by a pledge of shares of these subsidiaries and an assignment of certain contractual rights.  The terms of the Senior Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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

As of March 31, 2008, Standard & Poor’s senior unsecured debt rating for our Senior Notes was BB- and our corporate credit rating was BB. On April 23, 2008 the rating of our Senior Notes was upgraded to BB. At March 31, 2008 Moody’s Investors Services senior unsecured debt rating for our Senior Notes and our corporate credit rating was Ba2. These were both upgraded from Ba3 on March 19, 2008. Our corporate rating of BB remains unchanged.

(2)
As at March 31, 2008 we had US$ 475.0 million of 3.50% Convertible Notes outstanding that mature on March 15, 2013 (the “Convertible Notes”).  Interest is payable semi-annually in arrears on each March 15 and September 15.

The Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 158.1 million) arranged by EBRD and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 79.1 million) also arranged by EBRD (collectively the “EBRD Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million.

We also entered into a supplemental agreement on August 22, 2007 to amend the interest rate payable on the initial EUR 100.0 million loan, as a result of which the EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan. The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. There were no drawings under this facility as at March 31, 2008.

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

(4)
CET 21 has a credit facility of CZK 1.2 billion (approximately US$ 74.9 million) with Ceska Sporitelna, a.s. (CS).  The final repayment date is December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.65%.  A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  As at March 31, 2008, there were no drawings under this facility.

(5)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 15.6 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.  As at March 31, 2008, the full CZK 250.0 million (approximately US$ 15.6 million) was drawn under this facility bearing interest at an aggregate 5.58% (the applicable three-month PRIBOR rate at March 31, 2008 was 3.93%).

(6)
As at March 31, 2008, there were no drawings under a CZK 300.0 million (approximately US$ 18.7 million) factoring facility with Factoring Ceska Sporitelna, a.s., a subsidiary of CS.  This facility is available until June 30, 2011 2010 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(7)
A revolving five-year facility agreement was entered into by Pro Plus for up to EUR 37.5 million (approximately US$ 59.3 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at March 31, 2008, EUR 30.0 million (approximately US$ 47.4 million)  was available for drawing under this revolving facility; there were no drawings outstanding.

(8)
Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at March 31, 2008, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 2.2 million (see Item 1, Note 10,.”Credit Facilities and Obligations Under Capital Leases”)

Operating Leases

For more information on our operating lease commitments see Item 1, Note 17, “Commitments and Contingencies”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At March 31, 2008, we had commitments in respect of future programming US$ 90.6 million (December 31, 2007: US$ 107.6 million).  This includes contracts signed with license periods starting after March 31, 2008.  For more information on our programming commitments see Item 1, Note 17, “Commitments and Contingencies”.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 1.6 million (see Item 1, Note 17, “Commitments and Contingencies”).

In addition to the amounts disclosed above, Adrian Sarbu, our Chief Operating Officer, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter.  Mr. Sarbu’s right to put the remaining 4.79% is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put to him our 8.7% shareholding in Media Pro. As at March 31, 2008, we consider the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

V (d) Cash Outlook

We have significant debt service obligations in respect of our Senior Notes and Convertible Notes. We also have several undrawn credit facilities, including the EBRD Loan which is currently undrawn. EUR 100.0 million of the EBRD Loan is available for general corporate purposes and the remaining EUR 50.0 million, once fully drawn for permitted projects, can be used for general corporate purposes, which further increases our financing flexibility and will reduce our average cost of debt.  As at March 31, 2008, there were no drawings under these facilities or our available facilities in the Czech Republic and Slovenia.

Our future cash needs will depend on our overall financial performance, debt service requirements under the Senior Notes, the Convertible Notes and the EBRD Loan as well as under other indebtedness incurred by us as well as any future acquisition, investment and development decisions.  Our ability to raise further funds through external debt facilities depends on our satisfaction of leverage ratios under the Senior Notes, which are also incorporated into the drawing conditions of the EBRD Loan.  In the short-term, subject to compliance with the covenants of our other indebtedness, we are able to fund our operations and committed investments from cash generated from operations, our current cash and cash equivalents (approximately US$ 594.6 million, at March 31, 2008) and available undrawn credit facilities (US$ 378.2 million, at March 31, 2008), plus an unutilized, uncommitted EUR 10.0 million (approximately US$ 15.8 million) overdraft facility from ING. In order to use cash held in our operating companies more effectively, we have also entered into a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING. This arrangement enables us to receive credit at the corporate level in respect of cash balances which our subsidiaries in the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG.

We expect to invest up to US$ 140.0 million on capital expenditure in 2008 across our broadcast and non-broadcast operations and approximately US$ 10.0-15.0 million in operating expenditure in our non-broadcast operations.

Our Croatia operations continue to require funding to improve their performance.  We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 28.0 million during 2008. Our Ukraine (KINO, CITI) operations continue to require funding in order to achieve improved ratings and market share. We expect the funding required to support KINO and CITI to be approximately US$ 10.0 million during 2008.

On January 31, 2008 we entered into agreements to acquire the 40% interest in the Studio 1+1 group held by our partners. The total consideration payable on completion of the purchase of the initial 30.0% interest will be approximately US$ 219.6 million. Up to US$ 140.0 million of this consideration may, in certain circumstances, be satisfied in shares of our Class A Common Stock at the option of the transferor. On completion our partners will also have put options to sell their remaining 10% interest to us. The options have an initial minimum price of US$ 95.4 million in the first year, US$ 102.3 during the second year and thereafter US$ 109.1 million or an independent valuation, whichever is the greater. The call price for the remaining 10% interest is set at US$ 109.1 million from completion.  After a year, the call price will be based on an independent valuation with a minimum price of US$ 109.1 million. If we exercise our call rights, our partners have the right to receive consideration in cash or shares of our Class A Common Stock (see Item 1, Note 17, “Commitments and Contingencies: Ukraine Buyout Agreements”).

The initial purchase of a 30% interest in the Studio 1+1 group is expected to close by the end of the second quarter of 2008 but is contingent on the receipt of certain regulatory approvals.

Our credit facilities, following the acquisition, taken together with internally generated cash flow, provides us with adequate financial resources to meet our debt service and other existing financial obligations for the next twelve months.

V (e) Off-Balance Sheet Arrangements

None.

VI.  Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.  The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies.  These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  There have been no significant changes in our critical accounting policies since December 31, 2007.

Recent accounting pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 addresses the need for increased consistency in fair value measurements, defining fair value, establishing a framework for measuring fair value and expanding disclosure requirements. FAS 157 was to be effective in its entirety for fiscal years beginning after November 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which allows application of FAS 157 to be deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted those parts of FAS 157 not deferred by FSP FAS 157-2 on January 1, 2008 and we do not expect that the adoption of the remaining requirements will result in a material impact on our financial position and results of operations.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“FAS 161”) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 requires enhanced narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and what impact they have on financial position, results of operations and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Although certain additional narrative disclosures may be required in our financial statements, our limited use of derivative instruments means that we do not expect the adoption of FAS 161 will result in a material impact on our financial position and results of operations.

On April 25, 2008 the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact this statement will have on our financial position and results of operations.

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 667.7 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 594.4 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at March 31, 2008 was a liability of US$ 26.5 million.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Item 1, Note 4, “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at March 31, 2008, we have two tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and five tranches of debt, which were maintained with a fixed interest rate.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at March 31, 2008

Expected Maturity Dates	2008	2009	2010	2011	2012	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	245,000	-
Average interest rate (%)	-	-	-	-	8.25%	-
Variable rate	-	-	-	-	-	150,000
Average interest rate (%)	-	-	-	-	-	6.20%

Total debt in US$ (000's)
Fixed rate	-	1,700	-	-	-	475,000
Average interest rate (%)	-	9.00%	-	-	-	3.5%

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	250,000	-	-	-	-	-
Average interest rate (%)	5.58%	-	-	-	-	-

Variable Interest Rate Sensitivity as at March 31, 2008

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at March 31, 2008 (US$ 000's)	Interest Rate as at March 31, 2008	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

237,180 (EUR 150.0 million)	6.20%	14,700	17,072	19,444	21,816	24,188	26,559
15,602 (CZK 250.0 million)	5.58%	871	1,027	1,183	1,339	1,495	1,651
Total		15,571	18,099	20,627	23,155	25,683	28,210

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Croatia

There are no significant outstanding legal actions that relate to our business in Croatia.

Czech Republic

There are no significant outstanding legal actions that relate to our business in the Czech Republic.

Romania

There are no significant outstanding legal actions that relate to our business in Romania.

Slovenia

There are no significant outstanding legal actions that relate to our business in Slovenia.

Slovak Republic

There are no significant outstanding legal actions that relate to our business in the Slovak Republic.

Ukraine

On January 31, 2008, we entered into a Framework Agreement with Mr. Fuchsmann and Mr. Rodnyansky (see Part I, Item 1, Note 17, “Commitments and Contingencies: Ukraine Buyout Agreements).  Pursuant to the Framework Agreement, we have agreed to (i) purchase a 30.0% interest in the Studio 1+1 group from Mr. Fuchsmann and Mr. Rodnyansky, (ii) grant Mr. Fuchsmann and Mr. Rodnyansky a put option and CME a call option on Mr. Fuchsmann’s and Mr. Rodnyansky’s remaining 10.0% interest in the Studio 1+1 group and (iii) sell to Mr. Fuchsmann and Mr. Rodnyansky 10.0% of our interest in the companies that operate KINO and CITI. Prior to the completion of these transactions, we have agreed to suspend the arbitration proceedings. Following completion of the transaction, we have agreed with Mr. Fuchsmann and Mr. Rodnyansky to terminate the arbitration proceedings described above. The transaction is expected to close by the end of the second quarter of 2008.

Item 1A.  Risk Factors

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part 1, Item 2 “Management’s Discussion and Analysis of Financial Information”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

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

Prior to the completion of the initial sale transactions to acquire an additional 30% interest in the Studio 1+1 Group from our partners (the “Ukraine Buyout”) (see Part I, Item 1, Note 17, “Commitments and Contingencies, Ukraine Buyout Agreements”), we continue to own our operations in Ukraine jointly with our partners through subsidiaries and affiliates.  We currently hold a direct 42% ownership interest and an indirect 18% ownership interest in Studio 1+1.

Although our partners have resigned their management and board positions in the Studio 1+1 Group in connection with entering into transaction documents in respect of the Ukraine Buyout, we believe that to unilaterally assert management control or unilaterally direct the strategies, operations and financial decisions prior to the completion of the Ukraine Buyout may impede the successful completion of the transaction. Therefore, prior to the closing of the Ukraine Buyout, we do not intend to institute material operational changes, which may delay the implementation of all of the financial reporting and management processes that exist in our other operations, including ensuring compliance with relevant tax and other obligations of Studio 1+1.  Until the Ukraine Buyout is completed, decisions may be taken that do not fully reflect our strategic objectives or may result in Studio 1+1 being in breach of such tax or other obligations.  In addition, Studio 1+1 may not adopt decisions in respect of advertising and sponsorship, programming, production, scheduling, personnel or otherwise that we believe are necessary in order to respond to competitive market dynamics in Ukraine for audience share and advertising.  The occurrence of any or all of these events may have an adverse impact on our financial position, results of operations and cash flows.

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in concluding transactions on less favorable terms than could be obtained in arms-length transactions.

In Romania and Ukraine, the local shareholders, general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media-related companies. We may not be aware of all such business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interests which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes, the Convertible Notes and the EBRD Loan. In addition, there have been instances in the past where certain related party receivables have been collected more slowly than unrelated third party receivables, which have resulted in slower cash flow to our operating companies. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

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

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.

Television programming is one of the most significant components of our operating costs, particularly in Ukraine.  The commercial success of our channels depends substantially on our ability to develop, produce or acquire programming that matches audience tastes, attracts high audience shares and generates advertising revenues.  The costs of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of greater competition from existing and new television broadcasting channels. Our expenditure in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent.  In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets.  In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming as well as write down the value of such underperforming programming.  Any increase in programming costs or write-downs could have a material adverse effect on our financial condition, results of operations and cash flows.

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

•
in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under our Senior Notes, the Convertible Notes and the EBRD Loan.

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

The acquisition, ownership and operation of television broadcasting operations require substantial investment.  Our ability to meet our total capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results, which are derived from a variety of assumptions that may prove to be inaccurate.  If our assumptions prove to be inaccurate, if our assumptions or our investment plans change in light of additional acquisitions or other investments, or if our costs increase due to competitive pressures or other unanticipated developments, we may need to obtain additional financing.  Such financings, if available at all, may not be available on acceptable terms. Sources of financing may include public or private debt or equity financings, proceeds from the sale of assets or other financing arrangements. Any additional debt or equity securities issued to raise funds may have rights, preferences and privileges that are senior to shares of our common stock, and the issuance of additional equity may dilute the economic interest of the holders of shares of our common stock. It is also not possible to ensure that such debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the Indentures pursuant to which our Senior Notes were issued in 2005 (the “2005 Indenture”) and in 2007 (the “2007 Indenture”) and collectively with the 2005 Indenture, the “Indentures”) or pursuant to the terms of the EBRD Loan or as a result of general economic conditions. If we cannot obtain adequate capital or on obtain it on acceptable terms, this could have an adverse effect on our financial positions, results of operations and cash flows.

Our cash flow and capital resources may not be sufficient for future debt service and other obligations.

Our ability to make debt service payments under our Senior Notes, Convertible Notes, the EBRD Loan and other indebtedness depends on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors.  If our cash flow and capital resources are insufficient to fund our debt service obligations, we would face substantial liquidity problems. We may not be able to maintain the ratings of our Senior Notes or Convertible Notes without adequate liquidity, which would have an adverse impact on our ability to raise additional debt financing.  We may be obliged to reduce or delay capital or other material expenditures at our stations, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. It may not be possible to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which may have an adverse effect on our financial positions, results of operations and cash flows.

Our increased debt service obligations following the issuance of the Senior Notes, Convertible Notes and any drawdowns under the EBRD Loan may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes and Convertible Notes and we are restricted in the manner in which our business is conducted (see Part I, Item 1, Note 4 “Senior Debt”).  Our high leverage could have important consequences to our business and results of operations, including but not limited to increasing our vulnerability to a downturn in our business or economic and industry conditions, as well as limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate is somewhat limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Under the Senior Notes, Convertible Notes and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business.

Pursuant to the terms of the Indentures, the Indenture pursuant to which our Convertible Notes were issued (the “2008 Indenture”) and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1.  If we were to default on any of the Indentures, the 2008 Indenture or the EBRD Loan, the trustees under our Indentures, the 2008 Indenture or the EBRD Loan would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under our Indentures, the 2008 Indenture or the EBRD Loan.

We may be adversely affected by fluctuations in exchange rates.

Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs, including programming rights expenses and interest on debt, are in other currencies.  Furthermore, the functional currency of our operations in Ukraine is the dollar.  This is subject to annual review and new circumstances that may be identified during these annual reviews may result in the use of a functional currency that differs from our reporting currency.  In addition, our Senior Notes are denominated in Euros.  We have not attempted to hedge the Senior Notes.  We have in the past and may therefore in the future continue to experience significant gains and losses on the translation of the Senior Notes into dollars due to movements in exchange rates between the Euro and the dollar.

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

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action in Bermuda, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

Risks Relating to Our common stock

CME Holdco L.P. is in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders.

CME Holdco L.P. owns all our outstanding shares of Class B common stock, each of which carries 10 votes per share.  Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and, subject to certain limitations described below, is entitled to vote those shares on behalf of CME Holdco L.P.  The shares over which Ronald Lauder has voting power represent 63.7% of the aggregate voting power of our outstanding common stock.  On September 1, 2006, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, acquired 49.7% of CME Holdco L.P.  Under the terms of the limited partnership agreement of CME Holdco L.P., Adele (Guernsey) L.P. has certain consent rights in respect of the voting and disposition of the shares of Class B common stock.  CME Holdco L.P. is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors (including two directors Adele (Guernsey) L.P. is entitled to recommend for appointment) and transactions involving a change of control.  The interests of CME Holdco L.P. may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as CME Holdco L.P. retains voting control.

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

Our share price may be adversely affected by future issuances and sales of our shares.

As at April 25, 2008, we have a total of 1.1 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech) group, holds 3,500,000 unregistered shares of Class A common stock and Igor Kolomoisky, a member of our Board of Directors and a party to the Ukraine Buyout, holds 1,275,227 unregistered shares of Class A common stock.  In addition, the Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Holders of the Convertible Notes have registration rights with respect to the shares underlying the Notes. Prior to December 15, 2012, the Convertible Notes will be convertible following certain events and from that date, at any time. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. (see Part I, Item 1, Note 4 “Senior Debt”). To mitigate the dilutive effect of a conversion of the Convertible Notes on our Class A common stock, we have entered into several capped call transactions, and in connection therewith we have purchased call options with respect to shares of our Class A common stock that are exercisable in the event of a conversion of the Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of an option (see Part I, Item 1, Note 4 “Senior Debt”). Furthermore, a portion of the consideration for the Ukraine Buyout may be paid in shares of Class A common stock (see Part I, Item 1, Note 1, “Organization and Business”). We cannot predict what effect, if any, the issuance of shares underlying options or the Convertible Notes or in connection with the Ukraine Buyout, or the entry into trading of such registered or unregistered shares or any future issuances of our shares will have on the market price of our shares.  If more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Item 6.  Exhibits

a) The following exhibits are attached:

4.1	Registration Rights Agreement among the Company, Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 10, 2008.

4.2	Indenture among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008.

10.1	Purchase Agreement among the Company, Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 4, 2008.

10.2
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York, BNY Corporate Trustee Services Limited and European Bank for Reconstruction and Development, dated March 10, 2008.

10.3	Security Assignment between the Company, CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008.

10.4	Pledge Agreement among the Company, Central European Media Enterprises N.V. and The Bank of New York, dated March 10, 2008.

10.5	Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and the Bank of New York, dated March 10, 2008.

10.6	Capped Call Transaction between the Company and Lehman Brothers OTC Derivatives Inc., dated March 4, 2008.

10.7	Capped Call Transaction between the Company, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc., dated March 4, 2008.

10.8	Capped Call Transaction between the Company and BNP Paribas, dated March 4, 2008.

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated April 30, 2008.

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated April 30, 2008.

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated April 30, 2008 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2008	/s/ Michael Garin
Michael Garin
Chief Executive Officer
(Duly Authorized Officer)

Date: April 30, 2008	/s/ Wallace Macmillan
Wallace Macmillan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

4.1	Registration Rights Agreement among the Company, Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 10, 2008.

4.2	Indenture among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008.

10.1	Purchase Agreement among the Company, Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 4, 2008.

10.2
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York, BNY Corporate Trustee Services Limited and European Bank for Reconstruction and Development, dated March 10, 2008.

10.3	Security Assignment between the Company, CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008.

10.4	Pledge Agreement among the Company, Central European Media Enterprises N.V. and The Bank of New York, dated March 10, 2008.

10.5	Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and the Bank of New York, dated March 10, 2008.

10.6	Capped Call Transaction between the Company and Lehman Brothers OTC Derivatives Inc., dated March 4, 2008.

10.7	Capped Call Transaction between the Company, Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc., dated March 4, 2008.

10.8	Capped Call Transaction between the Company and BNP Paribas, dated March 4, 2008.

31.01	s. 302 Sarbanes-Oxley Certification - CEO, dated April 30, 2008.

31.02	s. 302 Sarbanes-Oxley Certification - CFO, dated April 30, 2008.

32.01	s. 906 Sarbanes-Oxley Certification - CEO and CFO, dated April 30, 2008 (furnished only).