Form 10-Q
period 2008-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2008-07-30
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2008
Class A Common Stock, par value $0.08	36,019,073
Class B Common Stock, par value $0.08	6,312,839

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2008

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$375,752	$142,826
Restricted cash (Note 6)	1,008	1,286
Accounts receivable (net of allowance) (Note 7)	264,567	225,037
Income taxes receivable	1,834	1,234
Program rights	90,061	77,112
Other current assets (Note 8)	85,178	82,329
Total current assets	818,400	529,824

Non-current assets
Investments	16,559	16,559
Property, plant and equipment (Note 9)	228,572	180,311
Program rights	134,240	108,362
Goodwill (Note 4)	1,533,020	1,114,347
Broadcast licenses (Note 4)	323,941	237,926
Other intangible assets (Note 4)	205,052	135,732
Other non-current assets (Note 8)	21,692	15,374
Total non-current assets	2,463,076	1,808,611
Total assets	$3,281,476	$2,338,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	June 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$179,120	$156,324
Duties and other taxes payable	31,802	29,945
Income taxes payable	14,715	27,705
Credit facilities and obligations under capital leases (Note 11)	17,274	15,090
Dividends payable to minority shareholders in subsidiaries	2,662	1,226
Deferred consideration – Romania	1,302	2,208
Deferred tax	1,167	272
Total current liabilities	248,042	232,770

Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	6,042	5,862
Senior Debt (Note 5)	1,097,678	581,479
Income taxes payable	2,129	2,495
Deferred tax	104,467	73,340
Other non-current liabilities	46,933	19,527
Total non-current liabilities	1,257,249	682,703

Commitments and contingencies (Note 18)
Minority interests in consolidated subsidiaries	99,102	23,155

SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2007 – nil)	-	-
36,019,073 shares of Class A Common Stock of $0.08 each (December 31, 2007 – 36,003,198)	2,882	2,880
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2007 – 6,312,839)	505	505
Additional paid-in capital	993,178	1,051,336
Retained earnings	103,517	53,619
Accumulated other comprehensive income	577,001	291,467
Total shareholders’ equity	1,677,083	1,399,807
Total liabilities and shareholders’ equity	$3,281,476	$2,338,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net revenues	$305,391	$216,284	$528,861	$364,196
Operating costs	37,045	30,944	70,307	56,601
Cost of programming	117,609	82,773	212,363	149,126
Depreciation of station property, plant and equipment	13,178	7,680	25,518	14,579
Amortization of broadcast licenses and other intangibles (Note 4)	8,188	5,165	15,854	10,327
Cost of revenues	176,020	126,562	324,042	230,633

Station selling, general and administrative expenses	17,666	15,699	38,421	31,480
Corporate operating costs	13,708	7,444	23,725	22,217
Operating income	97,997	66,579	142,673	79,866

Interest income	3,781	1,732	5,961	3,146
Interest expense	(18,140)	(19,438)	(32,390)	(30,834)
Foreign currency exchange gain / (loss), net	6,881	(2,116)	(10,549)	(5,252)
Change in fair value of derivatives (Note 12)	(13,281)	7,528	(23,539)	12,052
Other income / (expense)	665	(546)	1,325	(790)
Income before provision for income taxes and minority interest	77,903	53,739	83,481	58,188

Income tax credit / (expense)	(8,919)	(13,419)	1,423	(18,478)
Income before minority interest	68,984	40,320	84,904	39,710

Minority interest in income of consolidated subsidiaries	(1,380)	(5,730)	(2,405)	(5,370)
Net income	$67,604	$34,590	$82,499	$34,340

Currency translation adjustment, net	93,579	(13,868)	285,046	(19,503)
Obligation to repurchase shares	-	-	488	--
Total comprehensive income	$161,183	$20,722	$368,033	$14,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
PER SHARE DATA (Note 15):
Net income per share:
Net income – Basic	$1.60	$0.84	$1.95	$0.84
Net income – Diluted	$1.58	$0.83	$1.93	$0.83

Weighted average common shares used in computing per share amounts (000’s):
Basic	42,322	40,941	42,319	40,867
Diluted	42,836	41,407	42,784	41,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock				Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Retained Earnings
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$53,619	$291,467	$1,399,807
Stock-based compensation	-	-	-	-	4,072	-	-	4,072
Stock options exercised	15,875	2	-	-	1,088	-	-	1,090
Redeemable Minority Interest (Note 18)	-	-	-	-	-	(32,601)	-	(32,601)
Purchase of capped call options (Note 5)	-	-	-	-	(63,318)	-	-	(63,318)
Net income	-	-	-	-	-	82,499	-	82,499
Currency translation adjustment	-	-	-	-	-	-	285,046	285,046
Obligation to repurchase shares	-	-	-	-	-	-	488	488
BALANCE, June 30, 2008	36,019,073	$2,882	6,312,839	$505	$993,178	$103,517	$577,001	$1,677,083

	Class A Common Stock		Class B Common Stock				Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48	-	-	-	-	-	(3,219)	-	(3,219)
BALANCE, upon the adoption of FIN 48	34,412,138	$2,753	6,312,839	$505	$931,108	$(34,949)	$133,130	$1,032,547
Stock-based compensation	-	-	-	-	2,910	-	-	2,910
Stock options exercised	227,783	18	-	-	2,712	-	-	2,730
Net income	-	-	-	-	-	34,340	-	34,340
Currency translation adjustment	-	-	-	-	-	-	(19,503)	(19,503)
BALANCE, June 30, 2007	34,639,921	$2,771	6,312,839	$505	$936,730	$(609)	$113,627	$1,053,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,499	$34,340
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	159,092	110,945
Gain on disposal of fixed asset	(266)	-
Stock-based compensation (Note 14)	3,804	2,605
Minority interest in income of consolidated subsidiaries	2,405	5,370
Change in fair value of derivative instruments	23,539	(12,052)
Foreign currency exchange loss, net	10,549	5,252
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(13,872)	(25,572)
Program rights	(176,348)	(100,593)
Other assets	(5,137)	(8,018)
Accounts payable and accrued liabilities	43,825	5,723
Income taxes payable	(15,092)	(274)
Deferred taxes	11,446	(458)
VAT and other taxes payable	1,071	4,333
Net cash generated from continuing operating activities	127,515	21,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(42,034)	(25,469)
Proceeds from disposal of property, plant and equipment	300	123
Investments in subsidiaries and unconsolidated affiliates	(247,412)	(63,017)
Repayment of loans and advances to related parties	1,990	250
Net cash used in continuing investing activities	(287,156)	(88,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Convertible Notes	463,673	-
Purchase of capped call option	(63,318)	-
Proceeds from credit facilities	-	135,465
Payment of credit facilities and capital leases	(1,240)	(137,289)
Net proceeds from issuance of Senior Notes	-	199,400
Redemption of Senior Notes	-	(169,010)
Proceeds from exercise of stock options	1,090	2,730
Excess tax benefits from share based payment arrangements	268	305
Dividends paid to minority shareholders	(1,230)	(476)
Net cash received from continuing financing activities	399,243	31,125

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(1,973)	(1,624)
Impact of exchange rate fluctuations on cash	(4,703)	7,769

Net increase / (decrease) in cash and cash equivalents	232,926	(29,242)
CASH AND CASH EQUIVALENTS, beginning of period	142,826	145,904
CASH AND CASH EQUIVALENTS, end of period	$375,752	$116,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At June 30, 2008, we had operations in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at June 30, 2008 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate
Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CME Media Investments s. r.o.	100.0%	Czech Republic	Subsidiary
VILJA a.s.	100.0%	Czech Republic	Subsidiary
CET 21 spol. s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL, a.s.	100.0%	Czech Republic	Subsidiary
HARTIC a.s.	100.0%	Czech Republic	Subsidiary
Galaxie sport, s. r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary
Jyxo, s.r.o. (“Jyxo”)	100.0%	Czech Republic	Subsidiary
BLOG Internet, s.r.o. (“Blog“)	100.0%	Czech Republic	Subsidiary
CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision SRL (“Media Vision”)	95.0%	Romania	Subsidiary
MPI Romania B.V.	95.0%	Netherlands	Subsidiary
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media SRL (“Sport.ro”)	95.0%	Romania	Subsidiary
Media Pro Management S.A.	8.7%	Romania	Cost investment
Media Pro B.V.	10.0%	Netherlands	Cost investment

A.R.J., a.s.	100.0%	Slovak Republic	Subsidiary
Markiza-Slovakia spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
GAMATEX spol. s. r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate
Media Invest, spol s.r.o.	100.0%	Slovak Republic	Subsidiary
PMT, s.r.o.	31.5%	Slovak Republic	Cost investment

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
Fit & Fun d.o.o.	100.0%	Slovenia	Subsidiary
Televideo d.o.o. (trading as TV Pika)	20.0%	Slovenia	Equity-Accounted Affiliate

International Media Services Ltd. (“IMS”)	90.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH (“Innova”)	83.4%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd. (“TV Media Planet”)	90.0%	Cyprus	Subsidiary
1+1 Media	83.4%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	90.0%	Ukraine	Subsidiary
Ukraine Media Services LLC (“UMS”)	99.9%	Ukraine	Subsidiary
Grizard Investments Ltd. (“Grizard”)	100.0%	Cyprus	Subsidiary
CME Ukraine Holding B.V.	100.0%	Netherlands	Subsidiary
Ukrpromtorg-2003 LLC (“Ukpromrtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC (“Gravis”)	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC	49.1%	Ukraine	Equity-Accounted Affiliate
Tor LLC (“Tor”)	60.4%	Ukraine	Subsidiary
Zhysa LLC (“Zhysa”)	60.4%	Ukraine	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Development Corporation	100.0%	Delaware (USA)	Subsidiary

CME SR d.o.o.	100.0%	Serbia	Subsidiary

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

SIMPLIFIED CORPORATE OWNERSHIP STRUCTURE
CONTINUING OPERATIONS
(AS AT JUNE 30, 2008)
Central European Media Enterprises Ltd. (Bermuda)
100%
Central European Media Enterprises N.V. (Netherland Antilles)
100%
Central European Media Enterprises II B.V. (Netherland Antilles)
99.9%
0.1%
CME Media Enterprises B.V. (Netherlands)
100%
CME Development Corporation (Delaware)
100%
95%
100%
99.996%
60%
65.5%
Nova TV (Croatia)
Pro TV (Romania)
Pro Plus (Slovenia)
0.004%
CET 21 (Czech Republic)
23.4%
Innova (Germany)
Ukrpromtorg (Ukraine)
100%
100%
100%
100%
100%
92.2%
CME Slovak Holdings (Netherlands)
Galaxie Sport (Czech Republic)
Kanal A (Slovenia)
Pop TV (Slovenia)
1+1 Media (Ukraine)
64.97%
Gravis (Ukraine)
100%
Markiza (Slovak Republic)
30%
Studio 1+1 (Ukraine)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Croatia

We operate one national channel in Croatia, NOVA TV (Croatia). We own 100.0% of Nova TV (Croatia), which holds a national terrestrial broadcast license for Croatia that expires in April 2010.

Czech Republic

We operate one national television channel in the Czech Republic, TV NOVA (Czech Republic) and two cable/satellite channels, GALAXIE SPORT and NOVA CINEMA. We own 100.0% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) that expires in January 2017 and a satellite license for NOVA CINEMA that expires in November 2019. CET 21 owns 100.0% of Galaxie Sport, which holds the broadcast license for GALAXIE SPORT that expires in March 2014.

Romania

We operate five television channels in Romania: PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA, as well as PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels. Since the acquisition of the assets of Compania de Radio Pro (“Radio Pro”) on April 14, 2008, we operate two leading radio channels in Romania, PRO FM, a pop music channel, and INFO PRO, a national infotainment channel.

We own a 95.0% interest in each of Pro TV, MPI and Media Vision, a production, dubbing and subtitling company.  The remaining shares of each of these companies are owned by companies, or individuals associated with, Adrian Sarbu, our Chief Operating Officer.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA, SPORT.RO and MTV ROMANIA channels. These licenses expire on various dates between October 2008 and May 2017.

We own 10.0% of Media Pro BV and 8.7% of Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Mr. Sarbu. Media Pro comprises a number of companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio in Romania.

Slovak Republic

In the Slovak Republic we operate one national television channel, TV MARKIZA. We own 100.0% of Markiza, which holds a national terrestrial broadcast license for the Slovak Republic that expires in September 2019.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine (Studio 1+1)

We operate one national television channel in Ukraine, STUDIO 1+1. We own a 90% interest in the Studio 1+1 group, which is comprised of several entities in which we hold direct or indirect interests. On June 30, 2008, we acquired a 30.0% interest in the Studio 1+1 group for cash consideration of approximately US$ 219.6 million (see Note 3 “Acquisitions and Disposals”).  Boris Fuchsmann and Alexander Rodnyansky own the remaining 10.0% interest and have the right to put to us, and we will have the right to call from them, the remaining 10.0% interest (see Note 18 “Commitments and Contingencies: Ukraine Buyout Agreements: other commitments”).

Following the acquisition we now hold a 90.0% voting and economic interest in each of IMS and TV Media Planet and an 83.4% voting and economic interest in Innova.  Innova owns 100.0% of 1+1 Media, a Ukrainian company, which in turn holds a 30.0% voting and economic interest in Studio 1+1, the license holder for the STUDIO 1+1 channel. In addition, we hold a 99.9% interest in UMS, which owns a 42.0% direct voting and economic interest in Studio 1+1, and 100.0% of Grizard, which owns a 23.0% direct voting and economic interest in Studio 1+1.  The fifteen hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime time expires in August 2014.

Ukraine (KINO, CITI)

In Ukraine we operate a network of regional channels, KINO and a local channel that broadcasts in the Kiev area, CITI.

We hold a 65.5% interest in Ukrpromtorg. Ukrpromtorg owns (i) 92.2% of Gravis, which operates the local channels KINO and CITI; (ii) 100.0% of Nart LLC, which holds a satellite broadcasting license; and (iii) 75.0% of TV Stimul LLC.  We also own a 60.4% interest in each of Zhysa and Tor, two regional broadcasters. Licenses for KINO and CITI expire on dates ranging from April 2009 to July 2016.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended June 30, 2008 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 31, 2007.  Our significant accounting policies have not changed since December 31, 2007, except as noted below.

In the opinion of management, the accompanying interim unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year.  Actual results could differ from those estimates and assumptions.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The terms “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to Central European Media Enterprises Ltd. and our subsidiaries, through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$” or “dollars” are to U.S. dollars, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SKK” are to Slovak korunas, all references to “UAH” are to Ukrainian hryvna, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” are to British pounds.

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

We adopted those parts of FAS 157 not deferred by FSP FAS 157-2 on January 1, 2008. There was no impact on the carrying value of any asset or liability recognized at adoption and additional disclosure is provided in Note 12,“Financial instruments and Fair Value Measurements” to comply with the enhanced disclosure requirements of the standard. We do not expect that the adoption of those parts of FAS 157 deferred by FSP FAS 157-2 will result in a material impact on our financial position and results of operations.

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

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's non-convertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt including allocated issuance costs, classification of that component in equity and the accretion of the resulting discount on the debt and the allocated acquisition costs to be recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. FSP APB 14-1 is effective for us as of January 1, 2009 and early adoption is prohibited. The adoption of FSP APB 14-1 will affect the accounting for our Convertible Notes and, we expect, will result in approximately the following changes to the 2008 comparative balances in our 2009 financial statements to reflect the revised equity and liability balances on issuance (net of allocated acquisition costs) of US$ 108.1 million and US$ 364.2 million respectively:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Impact for the quarterly period ended June 30, 2008:
	For the Three Months Ended			For the Six Months Ended
US$ million	As reported	Impact of Adoption	As Adjusted	As reported	Impact of Adoption	As Adjusted
Consolidated Statement of Operations:
Interest expense	(18.1)	(4.3)	(22.4)	(32.4)	(5.2)	(37.6)

				As at June 30, 2008
US$ million				As reported	Impact of Adoption	As Adjusted
Consolidated balance sheet:
Other current assets				85.2	(0.7)	84.5
Other non-current assets				21.7	(1.8)	19.9
Senior Debt				(1,097.7)	105.4	(992.3)
Additional paid-in capital				993.2	108.1	1,101.3
Retained Earnings				103.5	(5.2)	98.3

In addition, at present, we expect that the adoption of FSP APB 14-1 will cause our reported interest expense in  the 2008 and 2009 financial years to increase by approximately US$ 14.0 million and US$ 18.9 million respectively to reflect the amortization of the issuance discount.

3.  ACQUISITIONS AND DISPOSALS

Czech Republic

Acquisition of Jyxo and Blog

In order to enhance both our internet offering and our software delivery capabilities in the Czech Republic, on May 27, 2008 we purchased 100.0% of Jyxo, an information technology provider and Blog, the operator of the leading blog site in the Czech Republic, blog.cz.

Initial cash consideration was approximately US$ 9.0 million, of which approximately US$ 2.7 million had been paid by June 30, 2008 and the remainder was paid in July 2008. In addition we are committed to paying a further CZK 33.4 million (approximately US$ 2.1 million at the date of acquisition) within one month of the second anniversary of completion, which has been recorded as consideration payable. An additional amount of up to CZK 37.0 million (approximately US$ 2.4 million) may also be payable if certain operational targets are met. We concluded that if the additional consideration becomes payable, we will record the fair value of the consideration issuable as an additional cost of acquiring Jyxo.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at May 27, 2008.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Fair Value on Acquisition

Cash and cash equivalents	$727
Other net assets	618
Property, plant and equipment	3,744
Intangible assets not subject to amortization (1)	9,124
Contingent consideration liability (2)	(607)
Deferred tax liability	(2,462)
Total purchase price (3)	$11,144

(1) Intangible assets not subject to amortization comprise trademarks.

(2) Since the aggregate value of the assets and liabilities acquired exceeds the purchase price without considering any additional amounts we may have to pay that are contingent upon meeting operational targets, we have recognized this excess, which is lower than the maximum amount of contingent consideration that may become payable, as if it were a liability.

(3) The total purchase price includes US$ 0.5 million of capitalized acquisition costs, initial cash payments of approximately US$ 8.5 million and consideration payable of CZK 33.4 million (approximately US$ 2.1 million at the date of acquisition).

Romania

Acquisition of Radio Pro

In order to further strengthen our position in the youth market in Romania and complement our acquisition of the license for MTV Romania, on April 17, 2008 we purchased certain assets of Radio Pro from Media Pro, a company which is controlled by Mr. Sarbu and in which we hold 95% interest, for total consideration of RON 47.2 million (approximately US$ 20.6 million at the date of acquisition).

We determined that the assets we acquired met the definition of a business and therefore performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Property, plant and equipment	$2,561
Intangible assets not subject to amortization (1)	15,892
Goodwill (2)	2,394
Total purchase price (3)	$20,847

(1) Intangible assets not subject to amortization comprise trademarks of US$ 1.7 million and broadcasting licenses of US$ 14.2 million.

(2) No goodwill is expected to be deductible for tax purposes.

(3) The total purchase price includes US$ 0.2 million of capitalized acquisition costs.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine (Studio 1+1)

Acquisition of additional interest – Studio 1+1

On June 30, 2008 we acquired a 30.0% interest in the Studio 1+1 group from our partners, Alexander Rodnyansky and Boris Fuchsmann.  The interests acquired consisted of (i) an 8.335% direct and indirect ownership interest in the Studio 1+1 group held by Messrs. Rodnyansky and Fuchsmann and (ii) a 21.665% direct and indirect interest in Studio 1+1, Innova and IMS over which Igor Kolomoisky, one of our shareholders and a member of our board of directors, held options (the “Optioned Interests”). Following the completion of these transactions, we now hold a 90.0% interest in the Studio 1+1 group and Messrs. Rodnyansky and Fuchsmann each hold a 5.0% interest.

Messrs. Rodnyansky and Fuchsmann received a combined total cash consideration of US$ 79.6 million, including a de minimus amount upon exercise of the Optioned Interests, in exchange for the 30.0% beneficial ownership interest in the Studio 1+1 group.  Mr Kolomoisky received total cash consideration of US$ 140.0 million upon the assignment of his options to us.

In addition, we have granted Messrs. Rodnyansky and Fuchsmann the right to jointly put both of their remaining 5.0% interests in the Studio 1+1 group to us, which became effective upon completion of our purchase of the 30% interest in the Studio 1+1 Group. We calculated that the fair value of these options was US $58.0 million at the purchase date using a binomial option pricing model and included it in the purchase price in accordance with EITF Topic D-87 “Determination of the Measurement Date for Consideration Given by the Acquirer in a Business Combination When That Consideration is Securities Other Than Those Issued by the Acquirer.” (“EITF D-87”).

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at June 30, 2008.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Intangible assets subject to amortization (1)	$41,480
Intangible assets not subject to amortization (2)	35,652
Goodwill	208,964
Deferred tax liability	(19,284)
Minority interests (3)	14,398
Total purchase price (4)	$281,210

(1) The intangible assets subject to amortization comprise broadcasting licenses of US$ 40.9 million, which are being amortized on a straight line basis over 18 years, and customer relationships of US$ 0.6 million, which are being amortized on a straight line basis over nine  years.

(2) Intangible assets not subject to amortization comprise trademarks.

(3) As a result of granting Messrs. Rodyansky and Fuchsmann options to put their remaining 10% interests to us we have accounted for this as a redeemable minority interest. (See Note 18, “Commitments and Contingencies, Ukraine Buyout: redeemable minority interest”).

(4) The total purchase price includes US$ 3.6 million of capitalized acquisition costs, cash payments to Messrs. Rodyansky and Fuchsmann of US$ 79.6 million, cash payments of US$ 140.0 million to Mr Kolomoisky and the fair value of options granted to Messrs. Rodyansky and Fuchsmann of US$ 58.0 million.

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

Goodwill:

Goodwill by operating segment as at June 30, 2008 and December 31, 2007 is summarized as follows:

	Balance December 31, 2007	Additions / Allocations	Foreign currency movement	Balance June 30, 2008

Croatia	$773	-	$67	$840
Czech Republic	951,286	-	183,328	1,134,614
Romania	74,667	1,869	12,346	88,882
Slovak Republic	57,635	-	10,854	68,489
Slovenia	18,393	-	1,304	19,697
Ukraine (STUDIO 1+1)	4,096	208,964	-	213,060
Ukraine (KINO, CITI)	7,497	(59)	-	7,438
Total	$1,114,347	$210,774	$207,899	$1,533,020

Broadcast licenses:

The net book value of our broadcast licenses as at June 30, 2008 and December 31, 2007 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Total

Balance, December 31, 2007	$50,748	$187,178	$237,926
Additions	14,177	40,890	55,067
Amortization	-	(11,184)	(11,184)
Foreign currency movements	7,365	34,767	42,132
Balance, June 30, 2008	$72,290	$251,651	$323,941

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The gross value and accumulated amortization of our broadcast licenses was as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Gross value	$399,940	$241,100
Accumulated amortization	(75,999)	(53,922)
Total net book value	$323,941	$187,178

Other intangible assets:

The net book value of our other intangible assets as at June 30, 2008 and December 31, 2007 is summarized as follows:

	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2007	$60,084	$73,267	$2,381	$135,732
Reallocation (1)	-	-	624	624
Additions	46,491	590	-	47,081
Amortization	(170)	(4,176)	(324)	(4,670)
Foreign currency movements	12,587	13,481	217	26,285
Balance, June 30, 2008	$118,992	$83,162	$2,898	$205,052

(1) At December 31, 2007 we had not completed our purchase price allocation of MTS in Romania. The carrying value of other intangible assets was adjusted during the first quarter of 2008 to reflect the final value of our Trademark and Programming Agreement with MTV NE which allows MTS access to MTV programming and to use the MTV name.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Trademarks have an indefinite life, with the exception of the “TV Sport” trademark acquired with Sport.ro, which has an economic life of, and is being amortized on a straight line basis over, two years because it is no longer used.

The gross value and accumulated amortization of other intangible assets was as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Gross value	$224,387	$147,514
Accumulated amortization	(19,335)	(11,782)
Total net book value	$205,052	$135,732

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5.  SENIOR DEBT

Our senior debt comprised the following as at June 30, 2008 and December 31, 2007:

	Carrying Value		Fair Value
	June 30 , 2008	December 31, 2007	June 30 , 2008	December 31, 2007

EUR 245.0 million 8.25% Senior Notes	$386,218	$360,664	$388,149	$366,976
EUR 150.0 million Floating Rate Senior Notes	236,460	220,815	217,543	204,806
USD 475.0 million 3.50% Senior Convertible Notes	475,000	-	495,188	-
	$1,097,678	$581,479	$1,100,880	$571,782

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes (the “Fixed Rate Notes”). The Fixed Rate Notes mature on May 15, 2012.

On May 16, 2007, we issued EUR 150.0 million of floating rate senior notes (the “Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) which bear interest at six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (6.504% was applicable at June 30, 2008). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at June 30, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Fixed Rate Notes but as they are considered clearly and closely related to those notes, they are not accounted for separately.

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at June 30, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Floating Rate Notes but as they are considered clearly and closely related to those notes, they are not accounted for separately.

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at June 30, 2008 was calculated by multiplying the outstanding debt by the traded market price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2008 the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

In order to increase the effective conversion price of our Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock (This amount corresponds to the number of shares of our Class A common stock that would be issuable on a conversion of the Convertible Notes at the initial conversion price if we elected to settle the Convertible Notes solely in shares of Class A common stock). The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. At present, we have elected to receive shares of our Class A common stock on exercise of the options. The table below shows how many shares of our Class A common stock would be issued under the Convertible Notes and received on the exercise of the capped call options for a variety of share price scenarios assuming the currently selected settlement methods continue to apply and no event that would result in an adjustment to the conversion rate or the value of the option has occurred:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Stock Price	Shares issued on conversion of Convertible Notes	Shares received on exercise of capped call options	Net shares issued	Value of shares issued (US$ ‘000)
$105.00 and below	-	-	-	$-
$ 110.00	(205,628)	205,628	-	-
$ 120.00	(565,476)	565,476	-	-
$ 130.00	(869,963)	869,963	-	-
$ 140.00	(1,130,951)	1,130,951	-	-
$ 151.20	(1,382,274)	1,382,274	-	-
$ 200.00	(2,148,807)	1,044,997	(1,103,810)	$220,762

Under these assumptions, current shareholders do not suffer dilution to their shareholding until the price of our Class A common shares reaches US$ 151.20 per share. We determined that these capped call options meet the definition of an equity instrument in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and consequently recognize them on issuance at fair value within Shareholders’ Equity. Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in Shareholders’ Equity. At June 30, 2008, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at June 30, 2008, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The fair value of the capped call options at June 30, 2008 was US$ 66.8 million.

Certain derivative instruments, including put options and conversion options, have been identified as being embedded in the Convertible Notes, but as they are either considered to be clearly and closely related to those Convertible Notes, or would be treated as equity instruments if free-standing, they are not accounted for separately, however this treatment will change when we adopt FSP APB 14-1 on January 1, 2009 (see Note 2, “Summary of Significant Accounting Policies: Recent accounting pronouncements”).

6.  RESTRICTED CASH

Restricted cash comprised the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Croatia	$-	$424
Romania	85	-
Slovenia	867	810
Ukraine	56	52
Total restricted cash	$1,008	$1,286

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The balances in Slovenia represent minimum balances required to be kept in our accounts with ING Bank N.V (“ING”) pursuant to the terms of our revolving facility (see Note 11,“Credit Facilities and Obligations under Capital Leases”).

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Trading:
Third-party customers	$271,475	$231,467
Less: allowance for bad debts and credit notes	(15,319)	(13,908)
Related parties	8,316	7,978
Less: allowance for bad debts and credit notes	(242)	(656)
Total trading	$264,230	$224,881

Other:
Third-party customers	$318	$57
Less: allowance for bad debts and credit notes	(32)	(27)
Related parties	51	187
Less: allowance for bad debts and credit notes	-	(61)
Total other	$337	$156

Total accounts receivable	$264,567	$225,037

At June 30, 2008, CZK 775.6 million (approximately US$ 51.2 million) (December 31, 2007: CZK 695.6 million, US$ 45.9 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 11, “Credit Facilities and Obligations under Capital Leases”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

8.  OTHER ASSETS

Other current and non-current assets comprised the following at June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007
Current:
Prepaid programming	$46,265	$50,914
Other prepaid expenses	13,813	11,785
Production in progress	12,865	5,724
Deferred tax	3,186	3,652
VAT recoverable	3,130	4,520
Loan to related party	-	1,924
Capitalized debt costs	5,239	3,104
Other	680	706
Total other current assets	$85,178	$82,329

	June 30, 2008	December 31, 2007
Non-current:
Capitalized debt costs	$17,372	$10,310
Deferred tax	1,735	2,147
Other	2,585	2,917
Total other non-current assets	$21,692	$15,374

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 5 “Senior Debt”), and are being amortized over the term of the Senior Notes and Convertible Notes using the effective interest method. The carrying value of the costs related to the Convertible Notes will change when we adopt FSP APB 14-1 on January 1, 2009 (see Note 2, “Summary of Significant Accounting Policies: Recent accounting pronouncements”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Land and buildings	$101,918	$84,515
Station machinery, fixtures and equipment	216,990	173,123
Other equipment	37,790	31,512
Software licenses	30,195	21,517
Construction in progress	17,134	11,406
Total cost	404,027	322,073
Less: Accumulated depreciation	(175,455)	(141,762)
Total net book value	$228,572	$180,311

Assets held under capital leases (included above)
Land and buildings	$6,632	$6,193
Station machinery, fixtures and equipment	1,507	800
Total cost	8,139	6,993
Less: Accumulated depreciation	(1,942)	(1,368)
Net book value	$6,197	$5,625

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accounts payable	$33,516	$37,977
Programming liabilities	35,723	49,457
Deferred revenue	34,510	7,126
Accrued staff costs	23,333	29,202
Accrued production costs	9,174	4,982
Accrued interest payable	11,574	5,930
Consideration payable - Czech Republic	6,598	-
Accrued legal costs	1,790	2,475
Accrued rent costs	1,076	999
Authors’ rights	5,843	5,522
Onerous contracts	1,743	2,832
Obligation to repurchase shares	-	488
Other accrued liabilities	14,240	9,334
Total accounts payable and accrued liabilities	$179,120	$156,324

The accrued interest payable balance relates primarily to interest on our Senior Notes and our Convertible Notes (see Note 5, “Senior Debt”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at June 30, 2008 and December 31, 2007:

		June 30, 2008	December 31, 2007
Credit facilities:
Corporate	(a)	$-	$-
Czech Republic	(b) – (d)	16,494	13,829
Romania	(e)	-	683
Slovenia	(f)	-	-
Ukraine (KINO, CITI)	(g)	1,700	1,700
Total credit facilities		$18,194	$16,212

Capital leases:
Croatia operations, net of interest		$-	$-
Romania operations, net of interest		501	242
Slovak Republic operations, net of interest		67	86
Slovenia operations, net of interest		4,554	4,412
Total capital leases		5,122	$4,740

Total credit facilities and capital leases		$23,316	$20,952
Less current maturities		(17,274)	(15,090)
Total non-current maturities		$6,042	$5,862

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 157.6 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 78.8 million) also arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 59.1 million). At June 30, 2008, the full EUR 150.0 million facility was available to be drawn.

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

Covenants contained in the EBRD Loan are similar to those contained in our Senior Notes (see below and Note 5, “Senior Debt”).  In addition, the EBRD Loan’s covenants restrict us from making principal repayments on other new debt of greater than US$ 20.0 million per year for the life of the EBRD Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

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

Czech Republic

(b) As at June 30, 2008, there were no drawings by CET 21 under a credit facility of CZK 1.2 billion (approximately US$ 79.2 million) available until December 31, 2010 with CS.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%. A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(c) As at June 30, 2008, CZK 250 million (approximately US$ 16.5 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at June 30, 2008 was 3.74%). This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.

(d) As at June 30, 2008, there were no drawings under a CZK 300.0 million (approximately US$ 19.8 million) factoring facility with FCS available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(e) Two loans from San Paolo IMI Bank, assumed on our acquisition of MTS, were repaid in January 2008.

Slovenia

(f) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 59.1 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at June 30, 2008, EUR 30.0 million (approximately US$ 47.3 million) was available for drawing under this revolving facility and there were no drawings outstanding.

Ukraine (KINO, CITI)

(g) Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at December 31, 2007 and June 30, 2008, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total Group

At June 30, 2008, the maturity of our debt (including our Senior Notes and Convertible Notes) was as follows:

2008	$16,494
2009	1,700
2010	-
2011	-
2012	386,218
2013 and thereafter	711,460
Total	$1,115,872

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at June 30, 2008:

2008	$585
2009	1,153
2010	585
2011	532
2012	529
2013 and thereafter	3,837
$7,221
Less: amount representing interest	(2,099)
Present value of net minimum lease payments	$5,122

12.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At June 30, 2008, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are currency swap agreements as follows:

Currency Swap

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 705.9 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 592.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 5, “Senior Debt”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FAS 133 and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

We value our currency swap agreements using an industry-standard currency swap pricing model which calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to level 2 of the FAS 157 fair value hierarchy because the critical inputs to this model, including the relevant yield curves and the known contractual terms of the instrument, are readily observable.

The fair value of these instruments as at June 30, 2008, was a US$ 39.8 million liability, which represented a US$ 23.5 million increase from the US$ 16.2 million liability as at December 31, 2007 and was recognized as a derivative loss in the consolidated statement of operations.

13.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $0.08 par value, were authorized as at June 30, 2008 and December 31, 2007.  None were issued and outstanding as at June 30, 2008 and December 31, 2007.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2008 and December 31, 2007.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Class B common stock is convertible into Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Stock-based compensation charged under SFAS 123(R)	$1,991	$1,343	$3,804	$2,605

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2008 Option Grants

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to an executive to purchase 12,500 shares of our Class A common stock, with a vesting period of four years and a contractual life of eight years, on April 1, 2008.

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to non-executive directors to purchase 40,000 shares of our Class A common stock and 5,000 shares of our Class B common stock with a vesting period of one year and a contractual life of five years on June 3, 2008.

The exercise price of the options granted ranges from US$ 88.51 to US$ 109.58 per share.  The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Dividend yield (%)	Weighted-average fair value ($/share)

April 1, 2008 (Class A)	12,500	2.65	5.25	34.98	0.00	$31.85
June 3, 2008 (Class A)	40,000	2.75	3.0	31.70	0.00	26.03
June 3, 2008 (Class B)	5,000	2.75	3.0	31.70	0.00	$27.33

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the preceding 5.25 or 3-year period.  We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the three months and six months ended June 30, 2008 was US$ 27.41 per option.  In accordance with SFAS 123(R), the fair value of the option grants made in the six months ended June 30, 2008 (less expected forfeitures) of US$ 47 thousand is being recognized as an expense in the consolidated statement of operations over the requisite service period of the award.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

A summary of option activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,176,117	$56.72	7.04	$69,693
Granted	57,500	101.37	-	-
Exercised	(15,875)	68.63	-	-
Forfeited	(14,375)	79.75	-	-
Outstanding at June 30, 2008	1,203,367	$58.42	6.43	$43,679
Vested or expected to vest at June 30, 2008	1,148,823	57.23	6.38	42,811
Exercisable at June 30, 2008	618,617	$35.72	6.03	$34,016

The exercise of stock options in 2008 is expected to generate a net operating loss carry forward in our Delaware subsidiary of US$ 11.6 million.  In the three months ended June 30, 2008 and March 31, 2008 tax benefits of US$ 0.2 million and US$ 0.1 million respectively were recognized in respect of the utilization of part of this loss, and were recorded as additional paid in capital.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2008 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  This amount changes based on the fair value of our common stock.  The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, respectively, was US$ 0.5 million and US$ 15.6 million, respectively.  As of June 30, 2008, there was US$ 15.4 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.2 years.  Proceeds received from the exercise of stock options were US$ 1.1 million and US$ 2.7 million for the six months ended June 30, 2008 and 2007, respectively.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net income available for common shareholders	$67,604	$34,590	$82,499	$34,340

Weighted average outstanding shares of common stock (000’s)	42,322	40,941	42,319	40,867
Dilutive effect of employee stock options (000’s)	514	466	465	523
Common stock and common stock equivalents (000’s)	42,836	41,407	42,784	41,390

Net income per share:
Basic	$1.60	$0.84	$1.95	$0.84
Diluted	$1.58	$0.83	$1.93	$0.83

At June 30, 2008, 260,000 (December 31, 2007: 228,500) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Class A common shares potentially issuable under our Convertible Notes may also become dilutive in the future although they were antidilutive to income at June 30, 2008.

16.  SEGMENT DATA

We manage our business on a geographic basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  Our business segments are Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and our two businesses in Ukraine.

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

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the three and six months ended June 30, 2008 and 2007 for condensed consolidated statement of operations data and as at June 30, 2008 and December 31, 2007 for condensed consolidated balance sheet data:

	For the Three Months Ended June 30,
	Segment Net Revenues (1)		Segment EBITDA
	2008	2007	2008	2007
Country:
Croatia (NOVA TV)	$18,094	$10,414	$1,683	$(2,167)
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	112,570	80,544	71,204	47,595
Romania (2)	79,842	52,224	38,293	22,530
Slovak Republic (TV MARKIZA)	37,097	29,652	13,974	11,712
Slovenia (POP TV and KANAL A)	26,210	20,095	10,866	8,388
Ukraine (STUDIO 1+1)	30,254	22,701	(1,894)	565
Ukraine (KINO, CITI)	1,324	654	(1,055)	(1,755)
Total segment data	$305,391	$216,284	$133,071	$86,868

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes and minority interest	$305,391	$216,284	$77,903	$53,739
Corporate operating costs	-	-	13,708	7,444
Depreciation of station property, plant and equipment	-	-	13,178	7,680
Amortization of broadcast licenses and other intangibles	-	-	8,188	5,165
Interest income	-	-	(3,781)	(1,732)
Interest expense	-	-	18,140	19,438
Foreign currency exchange (gain)/ loss, net	-	-	(6,881)	2,116
Change in fair value of derivatives	-	-	13,281	(7,528)
Other (income)/ expense	-	-	(665)	546
Total segment data	$305,391	$216,284	$133,071	$86,868

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended June 30, 2008. For the three months ended June 30, 2007 the Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	Segment Net Revenues (1)		Segment EBITDA
	2008	2007	2008	2007
Country:
Croatia (NOVA TV)	$29,628	$17,646	$(1,047)	$(6,819)
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	198,128	132,063	115,049	73,262
Romania (2)	137,838	91,566	61,669	37,666
Slovak Republic (TV MARKIZA)	63,331	48,329	23,111	17,468
Slovenia (POP TV and KANAL A)	44,161	32,764	15,206	11,389
Ukraine (STUDIO 1+1)	53,473	40,776	(3,957)	(1,805)
Ukraine (KINO, CITI)	2,302	1,052	(2,261)	(4,172)
Total segment data	$528,861	$364,196	$207,770	$126,989

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes and minority interest	$528,861	$364,196	$83,481	$58,188
Corporate operating costs	-	-	23,725	22,217
Depreciation of station property, plant and equipment	-	-	25,518	14,579
Amortization of broadcast licenses and other intangibles	-	-	15,854	10,327
Interest income	-	-	(5,961)	(3,146)
Interest expense	-	-	32,390	30,834
Foreign currency exchange loss, net	-	-	10,549	5,252
Change in fair value of derivatives	-	-	23,539	(12,052)
Other (income)/ expense	-	-	(1,325)	790
Total segment data	$528,861	$364,196	$207,770	$126,989

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the six months ended June 30, 2008. For the six months ended June 30, 2007 the Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:
Croatia	$1,696	$947	$3,106	$1,732
Czech Republic	10,417	6,689	20,562	13,150
Romania	3,826	2,180	7,367	3,927
Slovak Republic	2,879	947	5,455	2,134
Slovenia	1,512	1,110	2,795	2,096
Ukraine (STUDIO 1+1)	767	799	1,558	1,544
Ukraine (KINO, CITI)	269	173	529	323
Total	$21,366	$12,845	$41,372	$24,906
Represented as follows:
Depreciation of station property, plant & equipment	13,178	7,680	25,518	14,579
Amortization of broadcast licenses and other intangibles	8,188	5,165	15,854	10,327

Total assets (1):	June 30, 2008	December 31, 2007

Croatia	$58,609	$44,787
Czech Republic	1,713,562	1,429,256
Romania	448,393	360,144
Slovak Republic	258,832	203,302
Slovenia	103,039	89,984
Ukraine (STUDIO 1+1)	372,522	90,064
Ukraine (KINO, CITI)	17,040	17,854
Total segment assets	$2,971,997	$2,235,391

Reconciliation to condensed consolidated balance sheets:
Corporate	309,479	103,044
Total assets	$3,281,476	$2,338,435

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets (1):	June 30, 2008	December 31, 2007

Croatia	$17,366	$12,144
Czech Republic	78,754	58,809
Romania	56,871	44,808
Slovak Republic	39,123	29,345
Slovenia	23,275	21,524
Ukraine (STUDIO 1+1)	6,973	7,380
Ukraine (KINO, CITI)	4,972	5,003
Total long-lived assets	$227,334	$179,013

Reconciliation to condensed consolidated balance sheets:
Corporate	1,238	1,298
Total long-lived assets	$228,572	$180,311

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

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a) Ukraine Buyout Agreements: redeemable minority interest

We have granted Messrs. Rodnyansky and Fuchsmann the right to jointly put both of their remaining 5.0% interests in the Studio 1+1 group to us. This put option became effective upon the completion of our acquisition of a 30% interest in the Studio 1+1 group on June 30, 2008 (see Note 3 “Acquisitions and Disposals: Ukraine (Studio 1+1)”). The consideration payable by Messrs. Rodnyansky and Fuchsmann upon exercise of these non-transferrable put options (“the exercise price”) is: (i) US$ 95.4 million if exercised at any time from June 30, 2008 to June 29, 2009; (ii) US$ 102.3 million if exercised between June 30, 2009 and June 29, 2010; and (iii) the greater of US$ 109.1 million and an agreed valuation if exercised at any time after June 30, 2010. As at June 30, 2008 we consider, using a binomial option pricing model, that the fair value of the put option was US$ 58.0 million because the exercise price is substantially higher than the fair value of the underlying equity interests, and included this amount in the purchase price of the Studio 1+1 group for the purposes of calculating goodwill as required by FASB Statement No. 141 “Business Combinations” (“FAS 141”) as interpreted by EITF D-87.

We concluded that upon the issuance of these put options, the remaining minority interests in the Studio 1+1 group meet the definition of a Redeemable Security as it is used in EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” because Messrs. Rodnyansky and Fuchsmann can now cause us to repurchase their minority shareholdings at their option. Consequently, we adjusted the minority interest in the Studio 1+1 group at June 30, 2008 to reflect the US$ 95.4 million that would have been paid had Messrs. Rodnyansky and Fuchsmann chosen to exercise their options at that date. The excess of this amount over the minority interest that would have been recognized under Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”) was allocated between goodwill (US$ 58.0 million) and retained earnings (US$ 32.6 million). The amount recognized within goodwill represents the fair value of the put options on acquisition.

In addition, Messrs. Rodnyansky and Fuchsmann granted us the right to call their combined 10.0% interest in the Studio 1+1 group for a consideration of US$ 109.1 million. From June 30, 2009, Messrs. Rodnyansky and Fuchsmann have the option of electing to have an agreed valuation conducted, in which case the call price will be the greater of US$ 109.1 million and the agreed valuation.  In the event we exercise the call option, Messrs. Rodnyansky and Fuchsmann have the right to request their consideration in the form of either cash or unregistered shares of our Class A common stock. If they request settlement in shares we must undertake commercially reasonable best efforts to comply with this request. Both the put and call options may only be exercised for the entire 10.0% interest held by Messrs. Rodnyansky and Fuchsmann. As at June 30, 2008 we consider, using a binomial pricing model, that the  fair value of our call option is approximately US$ nil because the exercise price is substantially higher than the fair value of the underlying equity interests.

In future periods, if neither the put nor the call options have been exercised, we will continue to record any minority interest income or expense that would have been recognized under ARB 51 through a reallocation between retained earnings and minority interest income or expense. At each balance sheet date we will also increase the value of the redeemable minority interest to equal the exercise price of the put options if necessary with the offsetting amount reducing retained earnings where necessary.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

If either the put or call options are exercised, we will reverse any amounts recognized in retained earnings before completing a purchase price allocation under FAS 141.

b) Ukraine Buyout Agreements: other commitments

Messrs. Rodnyansky and Fuchsmann have entered into consultancy agreements with us providing for total annual aggregate compensation under both agreements not to exceed EUR 1.0 million. These agreements terminate at the earlier of the time either sells his remaining 5.0% interest in the Studio 1+1 group or January 30, 2010. We concluded that these amounts did not form part of the purchase price of the 30% interest in the Studio 1+1 group and will account for them as compensation costs in future periods.

Messrs. Rodnyansky and Fuchsmann intend to acquire 10.0% of our interest in the entities operating the channels KINO and CITI in Ukraine for consideration of US$ 1.92 million. In the event Messrs. Rodnyansky and Fuchsmann exercise their put or we exercise our call described above, this 10.0% interest will be transferred to us together with the 10.0% interest held by Messrs. Rodnyansky and Fuchsmann in the Studio 1+1 group, and Messrs. Rodnyansky and Fuchsmann shall not be entitled to any additional consideration other than as described above in respect of the put and call options.

c) Station Programming Rights Agreements

At June 30, 2008 we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

June 30, 2008

Croatia	$3,841
Czech Republic	48,616
Romania	36,048
Slovak Republic	11,518
Slovenia	4,475
Ukraine (STUDIO 1+1)	9,397
Ukraine (KINO, CITI)	121
Total	$114,016

Of the amount shown in the table above, US$ 102.6 million is payable within one year.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

d) Operating Lease Commitments

For the six months ended June 30, 2008 and 2007 we incurred aggregate rent on all facilities of US$ 7.0 million and US$ 6.0 million, respectively.  Future minimum operating lease payments at June 30, 2008 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

June 30, 2008

2008	$3,054
2009	5,147
2010	2,707
2011	914
2012	320
2013 and thereafter	-
Total	$12,142

e) Acquisition of Minority Shareholdings in Romania

Mr. Sarbu has the right to sell to us his remaining shareholding in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. Mr. Sarbu’s right to put his remaining shareholding’ is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put him our shareholding in Media Pro. As at June 30, 2008, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

f) Other

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

As at June 30, 2008 we provided US$ 1.3 million (US$ 0.5 million in non-current liabilities and US$ 0.8 million in current liabilities) and as at December 31, 2007 we provided US$ 3.3 million (US$ 1.0 million in non-current liabilities and US$ 2.3 million in current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 16.5 million) with CS. This facility is secured by a pledge of receivables under the factoring agreement with FCS.

The transfer of the receivables is accounted for as a secured borrowing under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the proceeds received recorded in the Condensed Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases.  The corresponding receivables remain a part of accounts receivable because we retain the risks of ownership.

Contingencies

a) Litigation

We are, from time to time, a party to litigation that arises in the normal course of our business operations. However, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Ukraine Settlement:

On December 23, 2005, we initiated international arbitration proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60.0% interest in Studio 1+1. Following the adoption of an amendment to the Ukraine Media Law in March 2006, our partners acknowledged their obligation to restructure to permit us to hold a 60.0% interest had ripened; and in September 2006, they entered into agreements to effect a restructuring. On November 9, 2006, the arbitration proceedings were suspended by mutual consent to permit the parties to implement the restructuring. On August 30, 2007, we succeeded in registering our Ukrainian subsidiary UMS as the owner of 42.0% of Studio 1+1. Together with our 18.0% indirect interest in Studio 1+1 held through Inter-Media, we then had a 60.0% interest in Studio 1+1.

On September 4, 2007, Messrs. Fuchsmann and Rodnyansky sought to file a cross action in these international arbitration proceedings to compel the transfer by us of an interest in Ukrpromtorg to Messrs. Fuchsmann and Rodnyansky. They alleged that they were entitled to participate on a pro rata basis in our investment in Ukrpromtorg. This claim was based on the terms of our shareholders’ agreement pursuant to which we and our partners have a limited right to participate on a pro rata basis in investment opportunities in the Ukrainian media sector undertaken by the other. In our response to this cross action, we denied any breach of our shareholders’ agreement and requested that the tribunal hold the cross action inadmissible in the current arbitration proceedings, whose subject matter is the restructuring, and terminate these proceedings.

On June 30, 2008 we acquired a 30.0% interest in the Studio 1+1 group from Messrs. Fuchsmann and Rodnyansky (see Note 3, “Acquisitions and Disposals: Ukraine”).  Pursuant to the terms of the acquisition, we and Messrs. Fuchsmann and Rodnyansky agreed to terminate the arbitration proceedings described above. On July 3, 2008, we jointly informed the arbitral tribunal that the parties had reached a comprehensive settlement, with each party to pay its own legal costs. Following such notification, the arbitral tribunal terminated the arbitration proceedings.

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

The following summarizes the expiry dates of our television broadcasting licenses:

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The GALAXIE SPORT license expires in March 2014.

Romania	Licenses expire on dates ranging from October 2008 to May 2017.

Slovak Republic	The license of MARKIZA TV in the Slovak Republic expires in September 2019.

Slovenia	The licenses of POP TV and KANAL A expire in August 2012.

Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime expires in August 2014.  Licenses used for the KINO and CITI channels expire on dates ranging April 2009  to July 2016.

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

19.  SUBSEQUENT EVENTS

On July 28, 2008, we entered into a Master Share Purchase Agreement with Top Tone Holdings Limited to acquire an 80% indirect interest in TV2, which operates a national terrestrial network in Bulgaria, and Ring TV, which operates a sports cable channel, for cash consideration of approximately $172 million. See Part II, Item 5, “Other Information” for further information.

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

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Net revenues	$305,391	$216,284	41.2%
Operating income	97,997	66,579	47.2%
Net income	$67,604	$34,590	95.4%
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Net revenues	$528,861	$364,196	45.2%
Operating income	142,673	79,866	78.6%
Net income	$82,499	$34,340	140.2%

The principal events for the three months ended June 30, 2008 are as follows:

Performance:

•
In the three months ended June 30, 2008, we reported growth in Segment Net Revenues and Segment EBITDA of 41% and 53%, respectively compared to the three months ended June 30, 2007, delivering a Segment EBITDA margin of 44% compared to the 40% margin reported in the three months ended June 30, 2007 (Segment EBITDA is defined and reconciled to our consolidated results in Item 1, Note 16, “Segment Data”).

•	Each of our stations reported revenue growth in excess of 25% compared to the three months ended June 30, 2007, with particularly strong growth reported in Croatia and Romania.

Acquisitions:

•
On April 17, 2008 we acquired the assets of Radio Pro, which owns two leading radio channels in Romania.  Total consideration was RON 47.2 million, (approximately US$ 20.6 million at the date of payment).  These assets were owned by Media Pro Management S.A., in which we hold an 8.7% interest and the remainder is owned by Adrian Sarbu, our Chief Operating Officer.  See Item 1, Note 3 “Acquisitions and Disposals” for further information.

•
On May 27, 2008 we acquired Jyxo, the information technology provider and operator of the leading blog site in the Czech Republic, blog.cz, and Jyxo's affiliate Blog.  See Item 1, Note 3 “Acquisitions and Disposals” for further information.

•
On June 30, 2008 we completed the acquisition of an additional 30.0% interest in the Studio 1+1 group in Ukraine.  Total cash consideration was approximately US$ 219.6 million.  See Item 1, Note 3 “Acquisitions and Disposals” for further information.

Subsequent to the quarter-end:

On July 28, 2008, we entered into a Master Share Purchase Agreement with Top Tone Holdings Limited to acquire an 80% indirect interest in TV2, which operates a national terrestrial network in Bulgaria, and Ring TV, which operates a sports cable channel, for cash consideration of approximately $172 million. See Part II, Item 5, “Other Information” for further information.

Future Trends

CME Strategy: We believe over the medium term that we will see higher levels of GDP growth as well as general advertising and television advertising spending growth in our markets than in Western European or U.S. markets. The largest portion of advertising spending in our markets is on television advertising and it makes up a larger proportion than in Western European or U.S. markets. We expect this trend to continue for the foreseeable future. We have not seen any negative impact of the current challenging economic conditions widely reported in western markets on the demand for television advertising in our markets, although there can be no assurance that a continuation of the current difficulties will not adversely affect our markets in the future. We believe the fastest growth in television advertising in our markets may continue to be in Ukraine and Romania, our markets with the largest populations and, currently, the lowest levels of television advertising spending per capita.

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

Our priorities in this regard include:

•	developing our Ukraine operations in order to secure consistent performance and a leading position in the Ukrainian market;

•	ensuring that our leading position in our operating countries is secured during the transition to digital terrestrial broadcasting and the anticipated growth of DTH offerings;

•	launching or acquiring additional channels in our markets in order to expand our offerings, target niche audiences and increase our advertising inventory;

•	improving margins by leveraging expertise from our best-performing operations; and

•	expanding our capabilities in production and the development of local content.

In addition, we continue to review opportunities to develop our business and expand our footprint through strategic acquisitions such as our recent acquisition of TV2 in Bulgaria, the adoption and implementation of new technologies and expansion into additional markets in Central and Eastern Europe. Internet broadband penetration is low in all of our markets in comparison to Western European and U.S. markets. As the GDP per capita of our markets grows over the medium term, we anticipate broadband penetration will increase significantly and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We believe that the strength of our brands, our news programming and locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop. We intend to continue our program of investment into our non-broadcast activities in order to develop offerings and launch services on the internet and mobile platforms that complement our broadcast offerings and generate revenues.

Digital Terrestrial Broadcasting: The transition from analog to digital terrestrial broadcasting is beginning to accelerate in our markets.  While the approach being applied is not uniform, there are certain steps that each jurisdiction appears to be following.  Typically, legislation governing the transition to digital is adopted which addresses the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that, in most jurisdictions, is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters.

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

Of our markets, the Czech Republic, the Slovak Republic and Slovenia are the furthest advanced in the transition to digital.  All three have adopted new legislation or amendments to existing legislation.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued.

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2012, when the current licenses of POP TV and KANAL A expire.  Under the TTP for the Czech Republic, the license currently held by CET 21 allows for digital terrestrial broadcasting by TV Nova (Czech Republic).  In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of the tender offer for the multiplex operator under the TTP for the Slovak Republic.

Draft legislation governing the transition to digital is under discussion in Romania and Croatia.  We anticipate that legislation will be adopted during 2008 that will address digital licensing and the TTP for each market in a comprehensive way.  We expect that all of our channels will receive digital licenses in these markets.

The Ukrainian governmental authorities have issued generic legislation in respect of the transition to digital. In addition, the Ukraine Media Council has issued decisions confirming that STUDIO 1+1 would be included in one of the multiplexes to be launched in connection with the transition to digital broadcasting.  The Media Council recently held a tender for licenses for additional digital frequencies that will be made available for niche channels in the switchover to digital, and is currently soliciting proposals for technical development of certain digital multiplexes. However, there has been no indication as to when a TTP will be adopted in Ukraine.

We intend to apply for and obtain digital licenses that are issued in replacement of analog licenses in our operating countries and to apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a geographic basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  We also consider how much of our total revenues and earnings are derived from our broadcast and non-broadcast operations. Our business segments are Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and our two businesses in Ukraine.

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

For a full reconciliation of our Segment EBITDA by operation to our consolidated results for the three and six months ended June 30, 2008 and 2007 see Item 1, Note 16 “Segment Data”.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	(1)	2007	(1)
Segment Net Revenue
Croatia (NOVA TV)	$18,094	6%	$10,414	5%
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	112,570	37%	80,544	37%
Romania (2)	79,842	26%	52,224	24%
Slovak Republic (TV MARKIZA)	37,097	12%	29,652	14%
Slovenia (POP TV and KANAL A)	26,210	9%	20,095	9%
Ukraine (STUDIO 1+1)	30,254	10%	22,701	11%
Ukraine (KINO, CITI)	1,324	-	654	-
Total Segment Net Revenues	$305,391	100%	$216,284	100%

Represented by:
Broadcast operations	$302,611	99%	$214,987	99%
Non-broadcast operations	2,780	1%	1,297	1%
Total Segment Revenues	$305,391	100%	$216,284	100%

Segment EBITDA
Croatia (NOVA TV)	$1,683	1%	$(2,167)	(2)%
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	71,204	54%	47,595	55%
Romania (2)	38,293	29%	22,530	26%
Slovak Republic (TV MARKIZA)	13,974	11%	11,712	13%
Slovenia (POP TV and KANAL A)	10,866	8%	8,388	9%
Ukraine (STUDIO 1+1)	(1,894)	(1)%	565	1%
Ukraine (KINO, CITI)	(1,055)	(1)%	(1,755)	(2)%
Total Segment EBITDA	$133,071	100%	$86,868	100%

Represented by:
Broadcast operations	$134,964	101%	$87,175	100%
Non-broadcast operations	(1,893)	(1)%	(307)	-
Total Segment EBITDA	$133,071	100%	$86,868	100%

Segment EBITDA Margin (3)	44%		40%

(1) Percentage of Total Segment Net Revenues and Total Segment EBITDA.

(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended June 30, 2008. For the three months ended June 30, 2007 Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	(1)	2007	(1)
Segment Net Revenue
Croatia (NOVA TV)	$29,628	6%	$17,646	5%
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	198,128	38%	132,063	37%
Romania (2)	137,838	26%	91,566	25%
Slovak Republic (TV MARKIZA)	63,331	12%	48,329	13%
Slovenia (POP TV and KANAL A)	44,161	8%	32,764	9%
Ukraine (STUDIO 1+1)	53,473	10%	40,776	11%
Ukraine (KINO, CITI) (4)	2,302	-	1,052	-
Total Segment Net Revenues	$528,861	100%	$364,196	100%

Represented by:
Broadcast operations	$524,108	99%	$362,409	100%
Non-broadcast operations	4,753	1%	1,787	-
Total Segment Revenues	$528,861	100%	$364,196	100%

Segment EBITDA
Croatia (NOVA TV)	$(1,047)	(1)%	$(6,819)	(5)%
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	115,049	56%	73,262	58%
Romania (2)	61,669	30%	37,666	29%
Slovak Republic (TV MARKIZA)	23,111	11%	17,468	13%
Slovenia (POP TV and KANAL A)	15,206	7%	11,389	9%
Ukraine (STUDIO 1+1)	(3,957)	(2)%	(1,805)	(1)%
Ukraine (KINO, CITI)	(2,261)	(1)%	(4,172)	(3)%
Total Segment EBITDA	$207,770	100%	$126,989	100%

Represented by:
Broadcast operations	$211,141	102%	$127,889	101%
Non-broadcast operations	(3,371)	(2)%	(900)	(1)%
Total Segment EBITDA	$207,770	100%	$126,989	100%

Segment EBITDA Margin (3)	39%		35%

(1) Percentage of Total Segment Net Revenues and Total Segment EBITDA.

(2)  Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the six months ended June 30, 2008. For the six months ended June 30, 2007 Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007.

(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

ANALYSIS BY GEOGRAPHIC SEGMENT

Spot and Non-Spot Revenues. For the purposes of our management’s discussion and analysis of financial condition and results of operations, total television and radio advertising revenue net of rebates is referred to as “spot revenues”.  “Non-spot revenues” refers to all other revenues, including those from sponsorship, game shows, program sales, short message service (“SMS”) messaging, cable subscriptions and barter transactions.  The total of spot revenues and non-spot revenues is equal to Segment Net Revenues.

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

Audience Ratings and Share. When describing our performance we refer to “audience share”, which represents the share attracted by a channel as a proportion of the total audience watching television, and “ratings”, which represents the number of people watching a channel (expressed as a proportion of the total population measured). Audience share and ratings information is measured in each market by international measurement agencies, using peoplemeters, which quantify audiences for different demographics and sub geographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers. For each of our segments we show all day and prime time audience share and program ratings information for our channels and our major competitors, based on our channels’ target demographics,

Spot Sales. Our main unit of sale is the commercial gross rating point (“GRP”).  This is a measure of the number of people watching when the advertisement is aired. Generally we will contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point”). Much more rarely, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers.  The price per GRP package varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requirements for special positioning of the advertisement, the demographic group that the advertisement is targeting (in a multi-channel environment), and other factors. Our larger advertising customers generally enter into annual contracts which usually run from April to March and set the pricing for a committed volume of GRPs.

Generally, demand for broadcast advertising is highest in the fourth and second quarters of the year and lowest in the third quarter.

(A) CROATIA

Market Background:  We estimate that the television advertising market in Croatia experienced local currency growth of approximately 4% to 7% in 2007 and expect it to show 6% to 8% growth during 2008. The Croatian kuna appreciated by 16% against the U.S. dollar between June 30, 2007 and June 30, 2008.

NOVA TV (Croatia) Audience  Share and Ratings Performance

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic and all audience data is shown on this basis.

	For the Six Months Ended June 30,
	2008	2007	Movement
All day audience share	22.9%	18.3%	4.6%
All day ratings	3.6%	3.0%	0.6%
Prime time audience share	26.4%	19.2%	7.2%
Prime time ratings	9.7%	7.3%	2.4%

Our major competitors are the two state-owned channels, HRT1 and HRT2, with national all day audience shares for the six months ended June 30, 2008 of 23.3% and 15.9%, respectively, and privately owned broadcaster RTL with a national all day audience share of 26.9%.

The improved prime time audience share performance for NOVA TV (Croatia) in the six months ended June 30, 2008 compared to the same period in 2007, made NOVA TV (Croatia) the leading channel in the market for the period, reflecting the success of our strategy of investing in local productions, with shows such as ‘The Farm’ and ‘Don’t Forget The Lyrics’ delivering particularly strong ratings. Prime time audience share for HRT1 decreased from 26.1% to 21.6% for comparable periods, HRT2 decreased from 18.4% to 18.1% and RTL decreased from 29.1% to 26.0%.

Prime time ratings for the Croatia market decreased from 37.8% to 36.4% for comparable periods.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$15,050	$8,482	77.4%
Non-spot revenues	3,044	1,932	57.6%
Segment Net Revenues	$18,094	$10,414	73.7%

Represented by:
Broadcast operations	$17,909	$10,389	72.4%
Non-broadcast operations	185	25	640.0%
Segment Net Revenues	$18,094	$10,414	73.7%

Segment EBITDA	$1,683	$(2,167)	177.7%

Represented by:
Broadcast operations	$2,157	$(2,144)	200.6%
Non-broadcast operations	(474)	(23)	(1,960.9)%
Segment EBITDA	$1,683	$(2,167)	177.7%

Segment EBITDA Margin	9%	(21)%	30%

•
Segment Net Revenues for the three months ended June 30, 2008 increased by 74% compared to the three months ended June 30, 2007.  In local currency, Segment Net Revenues grew by 48%.  Spot revenues for the three months ended June 30, 2008 increased by 77% compared to the same period in 2007.  This increase resulted from our ratings improvement in 2007 and 2008, which has improved our position in the market and consequently supported the sale of significantly higher volumes of GRPs at increased prices. Non-spot revenues for the three months ended June 30, 2008 increased by 58% compared to the same period in 2007, primarily due to increased sponsorship revenue generated from our locally produced program ‘The Farm’.

•
Segment EBITDA for the three months ended June 30, 2008 was US$ 1.7 million compared to a loss of US$ 2.2 million for the three months ended June 30, 2007. This has been the first quarter in which our Croatia operations have generated positive EBITDA.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2008 increased by 31% compared to the same period in 2007.  Cost of programming grew by 36% as a result of continued investment in high-quality programming to improve performance, driven by a 109% increase in production expenses due to the broadcast of popular locally-produced content such as ‘The Farm’ and ‘Don’t Forget The Lyrics’. The programming strategy to increase locally produced content is reflected by program syndication decreasing by 5% during the same period. Other operating costs increased by 49%, primarily due to increased broadcast operating expenses related to increasing locally produced programming and also increased accruals for staff bonuses as a result of the significant improvement in performance. Selling, general and administrative expenses decreased by 13% primarily due to a reduction in our provision for doubtful debts as we collected our receivables more quickly and a reduction in legal accruals following the successful resolution of  a legal proceeding.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$24,712	$13,503	83.0%
Non-spot revenues	4,916	4,143	18.7%
Segment Net Revenues	$29,628	$17,646	67.9%

Represented by:
Broadcast operations	$29,314	$17,616	66.4%
Non-broadcast operations	314	30	946.7%
Segment Net Revenues	$29,628	$17,646	67.9%

Segment EBITDA	$(1,047)	$(6,819)	84.6%

Represented by:
Broadcast operations	$(430)	$(6,767)	93.6%
Non-broadcast operations	(617)	(52)	1086.5%
Segment EBITDA	$(1,047)	$(6,819)	84.6%

Segment EBITDA Margin	(4)%	(39)%	35%

•
Segment Net Revenues for the six months ended June 30, 2008 increased by 68% compared to the six months ended June 30, 2007.  In local currency, Segment Net Revenues grew by 43%.  Spot revenues for the six months ended June 30, 2008 increased by 83% compared to the same period in 2007 because our ratings improvement in 2007 and 2008 has improved our position in the market and this supported the sale of significantly higher volumes of GRPs at increased prices. Non-spot revenues for the six months ended June 30, 2008 increased by 19% compared to the same period in 2007, primarily due to increased sponsorship revenue generated from our locally produced program ‘The Farm’.

•	Segment EBITDA losses for the six months ended June 30, 2008 fell by 85% compared to the six months ended June 30, 2007. In local currency, Segment EBITDA losses fell by 87%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2008 increased by 25% compared to the same period in 2007.  Cost of programming grew by 29% as a result of continued investment in high-quality programming to improve performance, driven by a 83% increase in production expenses due to the broadcast of popular locally-produced content such as ‘The Farm’ and ‘Don’t Forget The Lyrics’. Program syndication remained in line with the same period in 2007. Other operating costs increased by 42%, primarily due to increased broadcast operating expenses and also increased accruals for staff bonuses as a result of the improvement in performance .  Selling, general and administrative expenses decreased by 12% primarily due to a reduction in our provision for doubtful debts as we collected our receivables more quickly and a reduction in legal accruals following the successful resolution of a legal proceeding.

(B) CZECH REPUBLIC

Market Background:  We estimate that the television advertising market in the Czech Republic grew by approximately 6% to 8% in local currency during 2007 and expect 8% to 10% growth in 2008.  The Czech koruna appreciated by 29% against the US dollar between June 30, 2007 and June 30, 2008.

TV NOVA (Czech Republic) Audience Share and Ratings Performance

For advertising sales purposes, the TV NOVA (Czech Republic) target audience is the 15-54 demographic and all audience data is shown on this basis.

	For the Six Months Ended June 30,
	2008	2007	Movement
All day audience share	41.9%	43.6%	(1.7)%
All day ratings	4.8%	4.9%	(0.1)%
Prime time audience share	45.8%	48.1%	(2.3)%
Prime time ratings	13.8%	14.8%	(1.0)%

Our major competitors are the two state-owned channels CT1 and CT2, with all day audience shares for the six months ended June 30, 2008 of 17.6%, 7.1% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 16.6%.

Prime time audience share for CT1 decreased from 20.3% to 18.3% for comparable periods, CT2 decreased from 6.4% to 6.3% and TV Prima decreased from 17.9% to 16.9%.

Prime time ratings for the Czech Republic market decreased from 30.7% to 30.2% for comparable periods

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$104,070	$74,048	40.5%
Non-spot revenues	8,500	6,496	30.8%
Segment Net Revenues	$112,570	$80,544	39.8%

Represented by:
Broadcast operations	$112,040	$80,489	39.2%
Non-broadcast operations	530	55	863.6%
Segment Net Revenues	$112,570	$80,544	39.8%

Segment EBITDA	$71,204	$47,595	49.6%

Represented by:
Broadcast operations	$72,057	$47,822	50.7%
Non-broadcast operations	(853)	(227)	275.8%
Segment EBITDA	$71,204	$47,595	49.6%

Segment EBITDA Margin	63%	59%	4%

•
Segment Net Revenues for the three months ended June 30, 2008 increased by 40% compared to the three months ended June 30, 2007.  In local currency, Segment Net Revenues increased by 7%.  Spot revenues increased by 41%, with an increase in the average revenue per GRP sold.  There was a decrease in the volume of GRPs sold due to a change in sales policy, which encouraged clients to spend more of their budgets during the low season of the first quarter. Non-spot revenue for the three months ended June 30, 2008 increased by 31% compared to the same period in 2007, primarily due to increased sponsorship.

•
Segment EBITDA for the three months ended June 30, 2008 increased by 50% compared to the three months ended June 30, 2007, resulting in an EBITDA margin of 63% compared to 59% for the same period in 2007. In local currency, Segment EBITDA increased by 14%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2008 increased by 26% compared to the three months ended June 30, 2007.  Cost of programming grew by 49%.  Production costs showed an increase of 20% due to an increase in the number of hours of news programming.  Program syndication increased by 92% over comparable periods due to an increase in the number of hours syndicated programming being broadcast as well as an increase in the cost of such programming.   Other operating costs were in line with the same period in 2007.  Selling, general and administrative expenses decreased by 14% primarily due to lower provisions for doubtful debts and lower equipment and consultancy fees, partly offset by increased office running costs.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$181,673	$120,712	50.5%
Non-spot revenues	16,455	11,351	45.0%
Segment Net Revenues	$198,128	$132,063	50.0%

Represented by:
Broadcast operations	$197,423	$131,969	49.6%
Non-broadcast operations	705	94	650.0%
Segment Net Revenues	$198,128	$132,063	50.0%

Segment EBITDA	$115,049	$73,262	57.0%

Represented by:
Broadcast operations	$116,293	$73,759	57.7%
Non-broadcast operations	(1,244)	(497)	(150.3)%
Segment EBITDA	$115,049	$73,262	57.0%

Segment EBITDA Margin	58%	55%	3%

•
Segment Net Revenues for the six months ended June 30, 2008 increased by 50% compared to the six months ended June 30, 2007.  In local currency, Segment Net Revenues increased by 17%.  Spot revenues increased by 51%, primarily due to an increase in the average revenue per GRP sold, as well as a slight increase in the volume of GRPs sold.  Non-spot revenue for the six months ended June 30, 2008 increased by 45% compared to the same period in 2007, primarily due to increased sponsorship.

•
Segment EBITDA for the six months ended June 30, 2008 increased by 57% compared to the six months ended June 30, 2007, resulting in an EBITDA margin of 58% compared to 55% for the same period in 2007. In local currency, Segment EBITDA increased by 10%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2008 increased by 41% compared to the six months ended June 30, 2007.  Cost of programming grew by 60%. Production costs showed an increase of 33%, with an increase in the number of hours of news programming.  Program syndication increased by 96% over comparable periods due to an increase in the number of hours of syndicated programming being broadcast as well as an increase in the cost of such programming.  Other operating costs increased by 19%, due to higher salary costs and broadcast operating expenses.  Selling, general and administrative expenses increased by 20% primarily due to increased office running costs and increased marketing and research costs.

(C) ROMANIA

Market Background:  We estimate that the television advertising market grew by approximately 50% to 60% in US dollars during 2007 and expect the continued growth in the range of 25% to 35% in 2008. The New Romanian lei appreciated by 1% against the US dollar between June 30, 2007 and June 30, 2008.

Romania Audience Share and Ratings Performance (All CME stations)

For advertising sales purposes, our Romanian channels have different target audience demographics; PRO TV 18 - 49 urban, ACASA 15 - 49 female urban, PRO CINEMA 18 - 49 urban, SPORT.RO male all urban and MTV ROMANIA 15 - 34 urban. All audience data shown below is based on the target demographic of PRO TV.

	For the Six Months Ended June 30,
	2008	2007	Movement
All day audience share	29.1%	29.5%	(0.4)%
All day ratings	4.6%	4.2%	0.4%
Prime time audience share	32.8%	31.7%	1.1%
Prime time ratings	11.3%	9.8%	1.5%

Our main competitors are privately owned broadcaster Antena 1, which based on PRO TV’s target demographic, had an all day audience share of 9.0% and the two channels operated by the public broadcaster, TVR1 and TVR2, which had an all day audience share for the six months ended June 30, 2008 of 4.5% and 1.6%, respectively.

Prime time audience share for TVR1 decreased from 8.0% to 5.8% for comparable periods, TVR2 decreased from 2.7% to 1.4% and Antena 1 decreased from 13.6% to 10.9%.

Prime time ratings for the Romania market increased from 30.8% to 34.4% for comparable periods.

Additional information

The functional currency of our Romania operations changed from the U.S. dollar to the New Romanian lei with effect from January 1, 2008.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$73,864	$49,069	50.5%
Non-spot revenues	5,978	3,155	89.5%
Segment Net Revenues	$79,842	$52,224	52.9%

Represented by:
Broadcast operations	$79,229	$52,168	51.9%
Non-broadcast operations	613	56	994.6%
Segment Net Revenues	$79,842	$52,224	52.9%

Segment EBITDA	$38,293	$22,530	70.0%

Represented by:
Broadcast operations	$38,184	$22,625	68.8%
Non-broadcast operations	109	(95)	214.7%
Segment EBITDA	$38,293	$22,530	70.0%

Segment EBITDA Margin	48%	43%	5%

•
Segment Net Revenues for the three months ended June 30, 2008 increased by 53% compared to the three months June 30, 2007.  The functional currency of our Romanian operations changed from the US dollar to the New Romanian lei with effect from January 1, 2008; for comparative purposes Segment Net Revenues increased by 47% in New Romanian lei for the three months ended June 30, 2008 compared to the six months June 30, 2007.  Spot revenues increased by 51% and non-spot revenues increased by 90% over comparable periods.  The increase in spot revenues was driven by increases in the average revenue per GRP sold. In addition US$ 1.5 million of spot revenue was generated from RADIO PRO, acquired on April 17, 2008 and US$ 1.1 million was generated from MTV ROMANIA, for which we acquired a license to operate on December 20, 2007.  The increase in non-spot revenue was primarily due to increased cable tariff revenue, as SPORT.RO and MTV ROMANIA benefited from an increased channel offering to generate income from this revenue stream.

MTV ROMANIA and RADIO PRO contributed approximately US$ 4.0 million in total to Segment Net Revenues for the three months ended June 30, 2008.

•
Segment EBITDA for the three months ended June 30, 2008 increased by 70% compared to the three months ended June 30, 2007, resulting in an EBITDA margin of 48%, compared to 43% for the same period in 2007.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2008 increased by 40% compared to the three months ended June 30, 2007.  Cost of programming grew 40%, reflecting increased investment to enable us to maintain our ratings in the face of increased competition.  Production expenses increased by 38% due to increased investment to expand the news and news-related content on PRO TV and ACASA, the increase in production costs related to the MTV ROMANIA license and an increase in the number of production hours broadcasted on SPORT.RO.  Programming syndication increased by 42%, primarily driven by investment in the programming schedule as well as an increase in syndicated hours broadcast, primarily due to MTV ROMANIA.  Other operating costs increased by 53%, reflecting increased salary costs due to increased headcount, particularly following the acquisition of the license for MTV ROMANIA. In addition there has been an increased bonus accrual reflecting the improved performance, as well as the impact of the weakening of the dollar against the New Romanian lei, the currency in which salaries are paid. Broadcast operating expenses have also increased.  Selling, general and administrative expenses increased by 19%, primarily due to increases in office running costs and marketing and research costs.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$126,896	$85,604	48.2%
Non-spot revenues	10,942	5,962	83.5%
Segment Net Revenues	$137,838	$91,566	50.5%

Represented by:
Broadcast operations	$137,028	$91,510	49.7%
Non-broadcast operations	810	56	1346.4%
Segment Net Revenues	$137,838	$91,566	50.5%

Segment EBITDA	$61,669	$37,666	63.7%

Represented by:
Broadcast operations	$61,750	$37,899	62.9%
Non-broadcast operations	(81)	(233)	65.2%
Segment EBITDA	$61,669	$37,666	63.7%

Segment EBITDA Margin	45%	41%	4%

•
Segment Net Revenues for the six months ended June 30, 2008 increased by 51% compared to the six months June 30, 2007.  The functional currency of our Romanian operations changed from the US dollar to the New Romanian lei with effect from January 1, 2008; for comparative purposes Segment Net Revenues increased by 44% in New Romanian lei for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.    Spot revenues increased by 48% and non-spot revenues increased by 84% over comparable periods.  The increase in spot revenues was driven by increases in the average revenue per GRP sold. In addition US$ 1.7 million of spot revenue was generated from MTV ROMANIA, for which we acquired a license to operate on December 20, 2007 and US$ 1.5 million generated from RADIO PRO which we acquired on April 17, 2008.  The increase in non-spot revenue was primarily due to increased cable tariff revenue, as SPORT.RO and MTV ROMANIA benefited from an increased channel offering to generate income from this revenue stream.

The inclusion of SPORT.RO for a full six months (as opposed to five months in 2007) contributed approximately US$ 5.5 million to Segment Net Revenues for the six months ended June 30 2008. MTV ROMANIA and RADIO PRO contributed approximately US$ 5.5 million in total to Segment Net Revenues for the six months ended June 30, 2008.

•
Segment EBITDA for the six months ended June 30, 2008 increased by 64% compared to the six months ended June 30, 2007, resulting in an EBITDA margin of 45%, compared to 41% for the same period in 2007.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2008 increased by 41% compared to the six months ended June 30, 2007.  Cost of programming grew 39%, reflecting increased investment to enable us to maintain our ratings in the face of increased competition. Production expenses increased by 43% due to an increase in production hours broadcast, primarily due to SPORT.RO as well as MTV ROMANIA. In addition there has been increased investment to expand the news and news-related content on PRO TV and ACASA.  Programming syndication increased by 35%, primarily driven by investment in the programming schedule as well as an increase in syndicated hours broadcast, that was mainly due to MTV ROMANIA.  Other operating costs increased by 54%, reflecting increased salary costs due to increased headcount, particularly following the acquisition of the license for MTV ROMANIA. In addition there has been an increased bonus accrual reflecting the improved performance, as well as the impact of the weakening of the dollar against the New Romanian lei, the currency in which salaries are paid. Broadcast operating expenses have also increased.  Selling, general and administrative expenses increased by 36%, primarily due to increased office running costs and marketing and research costs.

(D) SLOVAK REPUBLIC

Market Background:  We estimate that the television advertising market in the Slovak Republic grew by approximately 25% to 30% in local currency in 2007 and anticipate growth of 10% to 15% in 2008.   The Slovak koruna appreciated by 23% against the US dollar between June 30, 2007 and June 30, 2008.

TV MARKIZA Audience Share and Ratings Performance

For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic and all our audience data shown is on this basis.

	For the Six Months Ended June 30,
	2008	2007	Movement
All day audience share	35.8%	34.4. %	1.4%
All day ratings	4.7%	4.7%	-
Prime time audience share	38.2%	38.3%	(0.1)%
Prime time ratings	14.0%	14.6%	(0.6)%

Our principal competitors are the main channels operated by the public broadcaster, STV1 and STV2, with an all day audience share of 17.5% and 6.5% respectively, for the six months ended June 30, 2008. The national all day audience share of TV JOJ, the only other significant privately owned channel, was 16.2% during the same period.

Prime time audience share for STV1 decreased from 19.4% to 18.5% for comparable periods, while prime time audience share for TV JOJ increased from 16.9% to 18.8% and prime time audience share for STV2 increased from 5.0% to 5.8%.

Prime time ratings for the Slovak Republic fell from 38.2% to 36.3% for comparable periods.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$33,723	$28,494	18.4%
Non-spot revenues	3,374	1,158	191.4%
Segment Net Revenues	$37,097	$29,652	25.1%

Represented by:
Broadcast operations	$36,993	$29,563	25.1%
Non-broadcast operations	104	89	16.9%
Segment Net Revenues	$37,097	$29,652	25.1%

Segment EBITDA	$13,974	$11,712	19.3%

Represented by:
Broadcast operations	$14,201	$11,894	19.4%
Non-broadcast operations	(227)	(182)	24.7%
Segment EBITDA	$13,974	$11,712	19.3%

Segment EBITDA Margin	38%	39%	(1)%

•
Segment Net Revenues for the three months ended June 30, 2008 increased by 25% compared to the three months ended June 30, 2007.  In local currency, Segment Net Revenues decreased by 1%.  The increase in Segment Net Revenues was due to increases of 18% in spot revenues and 191% in non-spot revenues.  The increase in spot revenues is mainly due to increases in the average revenue per GRP sold, offsetting a fall in the volume of GRPs sold, reflecting a change in sales policy which encouraged clients to spend more of their budgets during the low season of the first quarter.  The increase in non-spot revenues was due to sponsorship revenue generated from the shows ‘Elan Je Elan’ and ‘Lets Dance’.

•
Segment EBITDA for the three months ended June 30, 2008 increased by 19% compared to the three months ended June 30, 2007, and the EBITDA margin decreased to 38% from 39% over comparable periods.  In local currency, Segment EBITDA decreased by 6%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2008 increased by 29% compared to the three months ended June 30, 2007. The cost of programming increased by 54%, reflecting the level of competition for acquired programming and increased investment in local production and also the reclassification of production staff salaries to production costs from other operating costs; without this reclassification, cost of programming increased by 35%. Other operating costs decreased by 9%, primarily due to the reclassification described above, partially offset by increased broadcast operating costs. Selling, general and administrative costs increased by 10% primarily as a result of increased office running costs.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$58,202	$46,569	25%
Non-spot revenues	5,129	1,760	191.4%
Segment Net Revenues	$63,331	$48,329	31.0%

Represented by:
Broadcast operations	$63,206	$48,225	31.1%
Non-broadcast operations	125	104	20.2%
Segment Net Revenues	$63,331	$48,329	31.0%

Segment EBITDA	$23,111	$17,468	32.3%

Represented by:
Broadcast operations	$23,581	$17,753	32.8%
Non-broadcast operations	(470)	(285)	64.9%
Segment EBITDA	$23,111	$17,468	32.3%

Segment EBITDA Margin	36%	36%	-

•
Segment Net Revenues for the six months ended June 30, 2008 increased by 31% compared to the six months ended June 30, 2007.  In local currency, Segment Net Revenues increased by 7%.  The increase in Segment Net Revenues was due to increases of 25% in spot revenues and 191% in non-spot revenues.  The increase in spot revenues is mainly due to increases in the average revenue per GRP sold, offsetting a slight decrease in the volume of GRPs sold.  The increase in non-spot revenues was due to sponsorship revenue generated from the shows ‘Elan Je Elan’ and ‘Lets Dance’.

•
Segment EBITDA for the six months ended June 30, 2008 increased by 32% compared to the six months ended June 30, 2007, with the EBITDA margin remaining stable at 36%.  In local currency, Segment EBITDA increased by 8%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2008 increased by 30% compared to the six months ended June 30, 2007. The cost of programming increased by 56%, reflecting the level of competition for acquired programming and increased investment in local production and also the reclassification of production staff salaries to production costs from other operating costs; without this reclassification, cost of programming increased by 34%. Other operating costs decreased by 7%, primarily due to the reclassification described above, partially offset by increased broadcast operating costs. Selling, general and administrative costs increased by 16% primarily as a result of increased office running costs and marketing and research costs.

(E) SLOVENIA

Market Background: We estimate the television advertising market in Slovenia grew by approximately 8% to 10% in local currency during 2007.  We expect the television advertising market to show lower growth in 2008, in the range of 4% to 6%.  The Euro appreciated by 14% against the US dollar between June 30, 2007 and June 30, 2008.

POP TV and KANAL A Combined Audience Share and Ratings Performance

For advertising sales purposes, each of POP TV’s and KANAL A’s target audience is the 18-49 demographic and all audience data shown is on this basis.

	For the Six Months Ended June 30,
	2008	2007	Movement
All day audience share	40.0%	40.3%	(0.3)%
All day ratings	4.6%	4.7%	(0.1)%
Prime time audience share	46.2%	47.8%	(1.6)%
Prime time ratings	11.9%	12.2%	(0.3)%

Our major competitors are the two channels operated by the public broadcaster, SL01 and SL02, with all day audience shares for the six months ended June 30, 2008 of 16.6% and 7.7%, respectively, and privately owned broadcaster TV3 with an all day audience share of 7.0%.

Prime time audience share for SLO 1 decreased from 19.9% to 19.0% for comparable periods, SLO 2 decreased from 6.6% to 6.5% and TV3 increased from 4.1% to 6.9%.

Prime time ratings for the Slovenia market increased from 25.5% to 25.6% for comparable periods.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$22,511	$17,435	29.1%
Non-spot revenues	3,699	2,660	39.1%
Segment Net Revenues	$26,210	$20,095	30.4%

Represented by:
Broadcast operations	$24,911	$19,023	31.0%
Non-broadcast operations	1,299	1,072	21.2%
Segment Net Revenues	$26,210	$20,095	30.4%

Segment EBITDA	$10,866	$8,388	29.5%

Represented by:
Broadcast operations	$11,123	$8,017	38.7%
Non-broadcast operations	(257)	371	(169.3)%
Segment EBITDA	$10,866	$8,388	29.5%

Segment EBITDA Margin	41%	42%	(1)%

•	Segment Net Revenues for the three months ended June 30, 2008 increased by 30% compared to the three months ended June 30, 2007. In local currency Segment Net Revenues increased by 12%.

Spot revenues in the three months ended June 30, 2008 increased by 29% compared to the three months ended June 30, 2007, driven by double-digit price increases. Non-spot revenues increased by 39% over comparable periods due to increased sponsorship, increased revenues generated by audience voting on television shows and also increased non-broadcast advertising revenue.

•	Segment EBITDA for the three months ended June 30, 2008 increased by 30% compared to the three months ended June 30, 2007. In local currency, Segment EBITDA increased by 12%.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2008 increased by 31% compared to the three months ended June 30, 2007.  Cost of programming increased by 45% due to investments in programming to maintain our leading position in the market in the face of increased competition. Other operating costs increased by 20% primarily due to higher staff costs as a result of the development of non-broadcast operations. Selling, general and administrative expenses were in line with the same period in 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$37,818	$28,760	31.5%
Non-spot revenues	6,343	4,004	58.4%
Segment Net Revenues	$44,161	$32,764	34.8%

Represented by:
Broadcast operations	$41,411	$31,261	32.5%
Non-broadcast operations	2,750	1,503	83.0%
Segment Net Revenues	$44,161	$32,764	34.8%

Segment EBITDA	$15,206	$11,389	33.5%

Represented by:
Broadcast operations	$15,775	$11,039	42.9%
Non-broadcast operations	(569)	350	(262.2)%
Segment EBITDA	$15,206	$11,389	33.5%

Segment EBITDA Margin	34%	35%	(1)%

•	Segment Net Revenues for the six months ended June 30, 2008 increased by 35% compared to the six months ended June 30, 2007. In local currency Segment Net Revenues increased by 17%.

Spot revenues in the six months ended June 30, 2008 increased by 32% compared to the six months ended June 30, 2007, driven by double-digit price increases. Non-spot revenues increased by 58% over comparable periods primarily due to increased non-broadcast advertising revenue. In addition there have been increased revenues generated by audience voting on television shows and also increased sponsorship.

•	Segment EBITDA for the six months ended June 30, 2008 increased by 34% compared to the six months ended June 30, 2007. In local currency, Segment EBITDA increased by 16%.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2008 increased by 36% compared to the six months ended June 30, 2007.  Cost of programming increased by 48% due to investments in programming to maintain our leading position in the market in the face of increased competition. Other operating costs increased by 23% primarily due to higher staff costs as a result of the development of non-broadcast operations. Selling, general and administrative expenses increased by 13% primarily due to increased office running costs.

(F) UKRAINE (STUDIO 1+1)

Market Background:  We estimate that the television advertising market in Ukraine, where sales are denominated primarily in dollars, grew by approximately 25% to 35% in 2007 excluding political advertising and we expect similar growth in 2008.

STUDIO 1+1 Audience Share and Ratings Performance

For advertising sales purposes, STUDIO 1+1’s target audience is the 18+ demographic and all audience data is shown on this basis.

	For the Six Months Ended June 30,
	2008	2007	Movement
All day audience share	12.8%	15.8%	(3.0)%
All day ratings	1.9%	2.3%	(0.4)%
Prime time audience share	14.1%	18.3%	(4.2)%
Prime time ratings	5.1%	6.6%	(1.5)%

Our main competitors include Inter, with an all day audience share for the six months ended June 30, 2008 of 22.3%, Novy Kanal with 6.9%, ICTV with 7.6% and STB with 7.7%.

Prime time audience share for Inter increased from 24.2% to 27.9% for comparable periods, Novy Kanal increased from 6.3% to 6.7%, ICTV increased from 6.4% to 7.6% and STB decreased from 7.7% to 6.8%.

Prime time ratings in the Ukraine market decreased from 35.9% to 35.7% for comparable periods.

Additional information

The functional currency for our Ukraine operations is the dollar.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$23,485	$18,285	28.4%
Non-spot revenues	6,769	4,416	53.3%
Segment Net Revenues	$30,254	$22,701	33.3%

Represented by:
Broadcast operations	$30,205	$22,701	33.1%
Non-broadcast operations	49	-	-
Segment Net Revenues	$30,254	$22,701	33.3%

Segment EBITDA	$(1,894)	$565	(435.2)%

Represented by:
Broadcast operations	$(1,703)	$716	(337.8)%
Non-broadcast operations	(191)	(151)	26.5%
Segment EBITDA	$(1,894)	$565	(435.2)%

Segment EBITDA Margin	(6)%	2%	(8)%

•
Segment Net Revenues for the three months ended June 30, 2008 increased by 33% compared to the three months ended June 30, 2007. Spot revenues increased by 28%, driven by an increase in the average revenue per GRP sold, offsetting a decrease in the volume of GRPs sold as a result of our decline in ratings.  Non-spot revenues increased by 53% over comparable periods primarily due to the sale of surplus programming. Political advertising in connection with the election for the Mayor of Kiev on May 25, 2008 contributed US$ 2.2 million to Segment Net Revenues.

•
Segment EBITDA for the three months ended June 30, 2008 decreased by 435% compared to the three months ended June 30, 2007, resulting in an EBITDA margin of negative 6% compared to a positive 2% in the three months ended June 30, 2007.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2008 increased by 45% compared to the three months ended June 30, 2007. Cost of programming grew by 37%, including a charge of US$ 4.0 million to write off poorly performing programming.  The increase in cost of programming reflects continued price inflation for Russian programming, which is popular in the market, as well as increased investment in such programming to improve our programming schedule and boost ratings.  Other operating costs increased by 43% primarily due to increased salary costs.  Selling, general and administrative expenses increased by 153%, due to increased provision for doubtful debts, increased consultancy fees, increased office running costs and increased marketing and research costs.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$41,861	$33,106	26.4%
Non-spot revenues	11,612	7,670	51.4%
Segment Net Revenues	$53,473	$40,776	31.1%

Represented by:
Broadcast operations	$53,424	$40,776	31.0%
Non-broadcast operations	49	-	-
Segment Net Revenues	$53,473	$40,776	31.1%

Segment EBITDA	$(3,957)	$(1,805)	(119.2)%

Represented by:
Broadcast operations	$(3,567)	$(1,622)	(119.9)%
Non-broadcast operations	(390)	(183)	(113.1)%
Segment EBITDA	$(3,957)	$(1,805)	(119.2)%

Segment EBITDA Margin	(7)%	(4)%	(3)%

•
Segment Net Revenues for the six months ended June 30, 2008 increased by 31% compared to the six months ended June 30, 2007. Spot revenues increased by 26%, driven by an increase in the average revenue per GRP sold, offsetting a decrease in the volume of GRPs sold as a result of our decline in ratings.  Non-spot revenues increased by 51% over comparable periods primarily due to the sale of surplus programming. Political advertising in connection with the election for the Mayor of Kiev on May 25, 2008 contributed US$ 2.2 million to Segment Net Revenues.

•
Segment EBITDA losses for the six months ended June 30, 2008 increased by 3% compared to the six months ended June 30, 2007, resulting in an EBITDA margin of (7)% compared to an EBITDA margin of (4)% in the six months ended June 30, 2007.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2008 increased by 35% compared to the six months ended June 30, 2007. Cost of programming grew by 33%, including a charge of US$ 4.0 million to write off poorly performing programming.  The increase in cost of programming reflects continued price inflation for Russian programming, which is popular in the market, as well as increased investment in such programming to improve our programming schedule and boost ratings following disappointing ratings in the first half of 2008.  Other operating costs increased by 29% primarily due to increased salary costs and also increased broadcast operating expenses.  Selling, general and administrative expenses increased by 64%, due to increased provision for doubtful debts, increased consultancy fees, increased office running costs and increased marketing and research costs.

(G) UKRAINE (KINO, CITI)

KINO and CITI Audience  Share and Ratings Performance

For advertising sales purposes, KINO’s target audience is the 15-50 demographic nationally while CITI’s target audience is the 15-50 demographic in Kiev.

	For the Six Months Ended June 30,
	2008	2007	Movement
KINO: Target (15-50 national) prime time audience share	0.5%	0.6%	(0.1)%
CITI: Target (15-50 Kiev) prime time audience share	1.7%	2.0%	(0.3)%

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$635	$334	90.1%
Non-spot revenues	689	320	115.3%
Segment Net Revenues	$1,324	$654	102.4%

Represented by:
Broadcast operations	$1,324	$654	102.4%
Non-broadcast operations	-	-	0%
Segment Net Revenues	$1,324	$654	102.4%

Segment EBITDA	$(1,055)	$(1,755)	39.9%

Represented by:
Broadcast operations	$(1,055)	$(1,755)	39.9%
Non-broadcast operations	-	-	-
Segment EBITDA	$(1,055)	$(1,755)	39.9%

Segment EBITDA Margin	(80)%	(268)%	188%

•
Segment Net Revenues for the three months ended June 30, 2008 increased by 102% compared to the three months ended June 30, 2007. Spot revenues increased by 90%. Non-spot revenues increased by 115%, primarily due to increased sponsorship.

•	Segment EBITDA losses for the three months ended June 30, 2008 decreased by 40% compared to the three months ended June 30, 2007.

Costs charged in arriving at Segment EBITDA for the three months ended June 30, 2008 were in line with the three months ended June 30, 2007. Cost of programming fell by 14% over comparable periods, as we sought to minimize programming costs.  Other operating costs increased by 29% while selling, general and administrative expenses remained in line with the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$1,012	$477	112.2%
Non-spot revenues	1,290	575	124.3%
Segment Net Revenues	$2,302	$1,052	118.8%

Represented by:
Broadcast operations	$2,302	$1,052	118.8%
Non-broadcast operations	-	-	-
Segment Net Revenues	$2,302	$1,052	118.8%

Segment EBITDA	$(2,261)	$(4,172)	45.8%

Represented by:
Broadcast operations	$(2,261)	$(4,172)	45.8%
Non-broadcast operations	-	-	-
Segment EBITDA	$(2,261)	$(4,172)	45.8%

Segment EBITDA Margin	(98)%	(397)%	299%

•
Segment Net Revenues for the six months ended June 30, 2008 increased by 119% compared to the six months ended June 30, 2007. Spot revenues increased by 112%. Non-spot revenues increased by 124%, primarily due to increased sponsorship.

•	Segment EBITDA losses for the six months ended June 30, 2008 decreased by 46% compared to the six months ended June 30, 2007.

Costs charged in arriving at Segment EBITDA for the six months ended June 30, 2008 decreased by 13% compared to the six months ended June 30, 2007. Cost of programming fell by 24% over comparable periods, as we sought to minimize programming costs.  Other operating costs increased by 21% while selling, general and administrative expenses decreased by 23% due to decreases in office running costs and marketing and research costs.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and six months ended June 30, 2008 and 2007 was as follows:

COST OF PROGRAMMING
	For the Three Months Ended June 30, (US$ 000’s)		For the Six Months Ended June 30, (US$ 000’s)
	2008	2007	2008	2007

Production expenses	$55,073	$40,778	$97,240	$68,334
Program amortization	62,536	41,995	115,123	80,792
Cost of programming	$117,609	$82,773	$212,363	$149,126

Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 34.8 million , or 42.1%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to:

•	US$ 2.9 million of additional programming costs from our Croatia operations;

•	US$ 8.9 million of additional programming costs from our Czech Republic operations;

•	US$ 8.7 million of additional programming costs from our Romania operations;

•	US$ 5.5 million of additional programming costs from our Slovak Republic operations;

•	US$ 3.0 million of additional programming costs from our Slovenia operations;

•	US$ 6.0 million of additional programming costs from our Ukraine (STUDIO 1+1) operations; partially offset by

•	US$ (0.2) million of reduced programming costs from our Ukraine (KINO, CITI) operations.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 63.2 million, or 42.4%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to:

•	US$ 4.7 million of additional programming costs from our Croatia operations;

•	US$ 18.9 million of additional programming costs from our Czech Republic operations;

•	US$ 15.2 million of additional programming costs from our Romania operations;

•	US$ 9.3 million of additional programming costs from our Slovak Republic operations;

•	US$ 5.9 million of additional programming costs from our Slovenia operations;

•	US$ 10.0 million of additional programming costs from our Ukraine (STUDIO 1+1) operations; partially offset by

•	US$ (0.8) million of reduced programming costs from our Ukraine (KINO, CITI) operations.

The amortization of acquired programming for each of our consolidated operations for the three and six months ended June 30, 2008 and 2007 is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods, which is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING
	For the Three Months Ended June 30, (US$ 000’s)		For the Six Months Ended June 30, (US$ 000’s)
	2008	2007	2008	2007
Program amortization:
Croatia (NOVA TV)	$4,949	$5,234	$10,804	$10,634
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	14,023	7,295	27,080	13,851
Romania (1)	14,029	9,906	26,017	19,335
Slovak Republic (TV MARKIZA)	6,818	2,969	10,781	6,176
Slovenia (POP TV and KANAL A)	3,002	2,246	5,958	4,442
Ukraine (STUDIO 1+1)	19,140	13,561	33,312	24,489
Ukraine (KINO, CITI)	575	784	1,171	1,865
	$62,536	$41,995	$115,123	$80,792

Cash paid for programming:
Croatia (NOVA TV)	$7,638	$10,002	$15,061	$10,907
Czech Republic (TV NOVA, NOVA CINEMA and GALAXIE SPORT)	7,370	4,269	19,239	10,846
Romania (1)	17,529	12,931	31,395	22,977
Slovak Republic (TV MARKIZA)	4,672	4,466	10,240	8,165
Slovenia (POP TV and KANAL A)	3,714	2,480	5,956	4,652
Ukraine (STUDIO 1+1)	15,101	16,075	22,153	26,559
Ukraine (KINO, CITI)	250	375	529	1,117
	$56,274	$50,598	$104,573	$85,223

(1) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three and six  months ended June  30, 2008. For the three and six months ended June 30, 2007 Romanian Channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007.

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

CONSOLIDATED NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Croatia	$18,094	$10,414	73.7%
Czech Republic	112,570	80,544	39.8%
Romania	79,842	52,224	52.9%
Slovak Republic	37,097	29,652	25.1%
Slovenia	26,210	20,095	30.4%
Ukraine (STUDIO 1+1)	30,254	22,701	33.3%
Ukraine (KINO, CITI)	1,324	654	102.4%
Total Consolidated Net Revenues	$305,391	$216,284	41.2%

Our consolidated net revenues for the three months ended June 30, 2008 increased by US$ 89.1 million, or 41%, compared to the three months ended June 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (b) Net Revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

CONSOLIDATED NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Croatia	$29,628	$17,646	67.9%
Czech Republic	198,128	132,063	50.0%
Romania	137,838	91,566	50.5%
Slovak Republic	63,331	48,329	31.0%
Slovenia	44,161	32,764	34.8%
Ukraine (STUDIO 1+1)	53,473	40,776	31.1%
Ukraine (KINO, CITI)	2,302	1,052	118.9%
Total Consolidated Net Revenues	$528,861	$364,196	45.2%

Our consolidated net revenues for the six months ended June 30, 2008 increased by US$ 164.7 million, or 45%, compared to the six months ended June 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (c) Cost of Revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

CONSOLIDATED COST OF REVENUES
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Operating costs	$37,045	$30,944	19.7%
Cost of programming	117,609	82,773	42.1%
Depreciation of station property, plant and equipment	13,178	7,680	71.6%
Amortization of broadcast licenses and other intangibles	8,188	5,165	58.5%
Total Consolidated Cost of Revenues	$176,020	$126,562	39.1%

Total consolidated cost of revenues for the three months ended June 30, 2008 increased by US$ 49.5 million, or 39%, compared to the three months ended June 30, 2007.

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended June 30, 2008 increased by US$ 6.1 million, or 20%, compared to the three months ended June 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the three months ended June 30, 2008 increased by US$ 34.8 million, or 42%, compared to the three months ended June 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the three months ended June 30, 2008 increased by US$ 5.5 million, or 72%, compared to the three months ended June 30, 2007 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the three months ended June 30, 2008 increased by US$ 3.0 million, or 59%, compared to the three months ended June 30, 2007 primarily due to the amortization of the broadcast licenses and customer relationships of our Romania and Slovak Republic operations arising on our acquisition of increased stakes in the second and third quarters of 2007.

IV (d) Cost of Revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

CONSOLIDATED COST OF REVENUES
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Operating costs	$70,307	$56,601	24.2%
Cost of programming	212,363	149,126	42.4%
Depreciation of station property, plant and equipment	25,518	14,579	75.0%
Amortization of broadcast licenses and other intangibles	15,854	10,327	53.5%
Total Consolidated Cost of Revenues	$324,042	$230,633	40.5%

Total consolidated cost of revenues for the six months ended June 30, 2008 increased by US$ 93.4 million, or 41%, compared to the six months ended June 30, 2007.

Operating costs:  Total consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the six months ended June 30, 2008 increased by US$ 13.7 million, or 24%, compared to the six months ended June 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the six months ended June 30, 2008 increased by US$ 63.2 million, or 42%, compared to the six months ended June 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Total consolidated depreciation of property, plant and equipment for the six months ended June 30, 2008 increased by US$ 10.9 million, or 75%, compared to the six months ended June 30, 2007 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Total consolidated amortization of broadcast licenses and other intangibles for the six months ended June 30, 2008 increased by US$ 5.5 million, or 53.5%, compared to the six months ended June 30, 2007 primarily due to the amortization of the broadcast licenses and customer relationships of our Romania and Slovak Republic operations arising on our acquisition of increased stakes in the second and third quarters of 2007.

IV (e) Station Selling, General and Administrative Expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Croatia	$1,745	$2,013	(13.3)%
Czech Republic	4,225	4,908	(13.9)%
Romania	3,470	2,918	18.9%
Slovak Republic	2,554	2,321	10.0%
Slovenia	1,738	1,770	2.0%
Ukraine (STUDIO 1+1)	3,593	1,417	153.6%
Ukraine (KINO, CITI)	341	352	(3.1)%
Total Consolidated Station Selling, General and Administrative Expenses	$17,666	$15,699	12.5%

Total consolidated station selling, general and administrative expenses for the three months ended June 30, 2008 increased by US$ 2.0 million, or 13%, compared to the three months ended June 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (f) Station Selling, General and Administrative Expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Croatia	$3,304	$3,739	(11.6)%
Czech Republic	12,001	10,000	20.0%
Romania	7,284	5,342	36.4%
Slovak Republic	4,951	4,259	16.2%
Slovenia	3,931	3,477	13.1%
Ukraine (STUDIO 1+1)	6,348	3,883	63.5%
Ukraine (KINO, CITI)	602	780	(22.8)%
Total Consolidated Station Selling, General and Administrative Expenses	$38,421	$31,480	22.0%

Total consolidated station selling, general and administrative expenses increased by US$ 6.9 million, or 22%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. See discussion in Item 2, III. “Analysis of Segment Results”.

IV (g) Corporate Operating Costs for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

CORPORATE OPERATING COSTS
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Corporate operating costs (excluding stock-based compensation)	$11,717	$6,101	92.1%
Stock-based compensation	1,991	1,343	48.3%
Corporate Operating Costs	$13,708	$7,444	84.1%

Corporate operating costs (excluding non-cash stock-based compensation) for the three months ended June 30, 2008 increased by US$ 5.6 million, or 92%, compared to the three months ended June 30, 2007.  This reflects:

•	the effect of our appointment of Adrian Sarbu as our Chief Operating Officer in October 2007 and the resulting increase in salary and travel costs;
•	increased corporate headcount following our establishment of a centralized planning and development function to manage our initiatives to improve operational efficiencies and expand our footprint;
•	increased accruals for staff bonuses as a result of our improvement in performance; partially offset by
•	decreased legal and professional fees as a result of the conclusion of legal proceedings in respect of our Ukraine and Croatia operations; and
•	decreased business development expenses incurred.

The increase in the charge for non-cash stock-based compensation for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 reflects an increase in the fair value of stock options as our stock price increased in recent years.  For more details, see Part I Item 1, Note 14, “Stock-Based Compensation”.

IV (h) Corporate Operating Costs for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

CORPORATE OPERATING COSTS
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Corporate operating costs (excluding stock-based compensation)	$19,921	$19,612	1.6%
Stock-based compensation	3,804	2,605	46.0%
Corporate Operating Costs	$23,725	$22,217	6.8%

Corporate operating costs (excluding non-cash stock-based compensation) for the six months ended June 30, 2008 increased by US$ 0.3 million, or 2%, compared to the six months ended June 30, 2007, as a charge of US$ 6.0 million having been recorded in 2007 in respect of the estimated cost of settling our Croatia litigation was approximately equal to the increase in costs, described above, for the three months ended June 30, 2008.

The increase in the charge for non-cash stock-based compensation for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflects an increase in the fair value of stock options as our stock price increased in recent years.  For more details, see Part I Item 1, Note 14, “Stock-Based Compensation”.

IV (j) Operating Income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

OPERATING INCOME
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Operating Income	$97,997	$66,579	47.2%

Operating income for the three months ended June 30, 2008 increased by US$ 31.4 million, or 47%, compared to the three months ended June 30, 2007. Operating margin was 32%, compared with 31%  for the three months ended June 30, 2007.

IV (k) Operating Income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

OPERATING INCOME
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Operating Income	$142,673	$79,866	78.6%

Operating income for the six months ended June 30, 2008 increased by US$ 62.8 million, or 79%, compared to the six months ended June 30, 2007. Operating margin was 27%, compared with 22% for the six months ended June 30, 2007.

IV (l) Other income / (expense) items for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

OTHER INCOME / (EXPENSE) ITEMS
	For the Three Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Interest income	$3,781	$1,732	118.3%
Interest expense	(18,140)	(19,438)	(6.7)%
Foreign currency exchange gain / (loss), net	6,881	(2,116)	425.2%
Change in fair value of derivatives	(13,281)	7,528	(276.4)%
Other income / (expense)	665	(546)	221.8%
Income tax credit/ (expense)	(8,919)	(13,419)	(33.5)%
Minority interest in income of consolidated subsidiaries	(1,380)	(5,730)	(75.9)%

Interest income for the three months ended June 30, 2008 increased by US$ 2.0 million compared to the three months ended June 30, 2007, primarily as a result of our maintaining higher average cash balances.

Interest expense for the three months ended June 30, 2008 decreased by US$ 1.3 million compared to the three months ended June 30, 2007.  This reflects the impact of the US$ 6.9 million cost associated with the redemption of our 2012 Floating Rate Notes in May 2007, partly offset by approximately US$ 4.2 million of interest on the Convertible Notes issued in March 2008.

Foreign currency exchange gain /(loss), net:  For the three months ended June 30, 2008 we recognized a US$ 6.9 million gain primarily as a result of the weakening of the Euro against the dollar during the three-month period.  Our Senior Notes are denominated in Euros, and we recognized a transaction gain of approximately US$ 1.9 million due to movements in the spot rate between March 31, 2008 and June 30, 2008.  We also recognized a transaction gain of US$ 2.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the US dollar and US$ 2.4 million relating to the revaluation of intercompany loans.

For the three months ended June 30, 2007 we recognized a transaction loss of US$ 2.1 million.

Change in fair value of derivatives: For the three months ended June 30, 2008 we recognized a US$ 13.3 million loss as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.  For further information, see Part I Item 1, Note 12, “Financial Instruments and Fair Value Measurements”.

Other income / (expense):  For the three months ended June 30, 2008 we recognized other income of US$ 0.7 million compared to a US$ 0.5 million expense for the three months ended June 30, 2007.

Provision for income taxes:  The provision for income taxes for the three months ended June 30, 2008 was US$ 8.9 million compared to US$ 13.4 million for the three months ended June 30, 2007. The provision for income taxes for the three months ended June 30, 2008 includes a credit of US$ 9.7 million relating to movements in foreign exchange rates on intercompany loans with a corresponding charge recognized in other comprehensive income. The underlying increase in our provision for income taxes reflects our increased profitability.

Minority interest in income of consolidated subsidiaries:  For the three months ended June 30, 2008, we recognized a charge of US$ 1.4 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 5.7 million for the three months ended June 30, 2007. This reflected the decline in profitability of our Ukraine (Studio 1+1) operations, as well as the fact that there was a 20% minority interest in our Slovak Republic operations in the three months ended June 30, 2007.

IV (m) Other income / (expense) items for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

OTHER INCOME / (EXPENSE) ITEMS
	For the Six Months Ended June 30, (US$ 000's)
	2008	2007	Movement

Interest income	$5,961	$3,146	89.5%
Interest expense	(32,390)	(30,834)	5.0%
Foreign currency exchange loss, net	(10,549)	(5,252)	100.9%
Change in fair value of derivatives	(23,539)	12,052	(295.3)%
Other income / (expense)	1,325	(790)	267.7%
Income tax credit/ (expense)	1,423	(18,478)	107.7%
Minority interest in income of consolidated subsidiaries	(2,405)	(5,370)	(55.2)%

Interest income for the six months ended June 30, 2008 increased by US$ 2.8 million compared to the six months ended June 30, 2007, primarily as a result of our maintaining higher average cash balances.

Interest expense for the six months ended June 30, 2008 increased by US$ 1.6 million compared to the six months ended June 30, 2007.  This reflects the impact of the US$ 6.9 million cost associated with the redemption of our 2012 Floating Rate Notes in May 2007, partly offset by approximately US$ 5.1 million of interest on the Convertible Notes issued in March 2008. The annual interest expense of the Convertible Notes, excluding the amortization of capitalized debt costs, is approximately US$ 16.6 million.

Foreign currency exchange loss, net:  For the six months ended June 30, 2008 we recognized a US$ 10.5 million loss primarily as a result of the strengthening of the Euro against the dollar during the six-month period.  Our Senior Notes are denominated in Euros, and we incurred a transaction loss of approximately US$ 41.2 million due to movements in the spot rate between December 31, 2007 and June 30, 2008.  The transaction loss was partially offset by gains of US$ 12.1 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the US dollar and US$ 18.6 million relating to the revaluation of intercompany loans.

For the six months ended June 30, 2007, we recognized a foreign currency exchange loss of US$ 5.3 million.

Change in fair value of derivatives: For the six months ended June 30, 2008 we recognized a US$ 23.5 million loss as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.  For further information, see Part I Item 1, Note 12, “Financial Instruments and Fair Value Measurements”.

Other income / (expense):  For the six months ended June 30, 2008 we recognized other income of US$ 1.3 million compared to a US$ 0.8 million expense for the six months ended June 30, 2007.

Provision for income taxes:  The provision for income taxes for the six months ended June 30, 2008 was US$ 1.4 million credit compared to US$ 18.5 million charge for the six months ended June 30, 2007.  The provision for income taxes for the six months ended June 30, 2008 includes a credit of US$ 29.0 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding charge recognized in other comprehensive income.  The underlying increase in our provision for income taxes reflects our increased profitability.  Our stations pay income taxes at rates ranging from 16.0% in Romania to 25.0% in Ukraine.

Minority interest in income of consolidated subsidiaries:  For the six months ended June 30, 2008, we recognized a charge of US$ 2.4 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 5.4 million for the six months ended June 30, 2007.  This reflects the decline in profitability of our Ukraine (Studio 1+1) operations, as well as the fact that there was a 20% minority interest in our Slovak Republic operations in the six months ended June 30, 2007.

IV (n) Condensed consolidated balance sheet as at June 30, 2008 compared to December 31, 2007

SUMMARIZED CONDENSED CONSOLIDATED BALANCE SHEET (US$ 000’s)
	June 30, 2008	December 31, 2007	Movement

Current assets	$818,400	$529,824	54.5%
Non-current assets	2,463,076	1,808,611	36.2%
Current liabilities	248,042	232,770	6.6%
Non-current liabilities	1,257,249	682,703	84.2%
Minority interests in consolidated subsidiaries	99,102	23,155	328.0%
Shareholders’ equity	$1,677,083	$1,399,807	19.8%

Current assets:  Current assets at June 30, 2008 increased US$ 288.6 million compared to December 31, 2007, primarily as a result of an increase in cash and cash equivalents following the receipt of the unutilized proceeds of our issuance of Convertible Notes and an increase in program rights, net of the cash used to acquire an additional 30.0% interest in Studio 1+1.

Non-current assets:  Non-current assets at June 30, 2008 increased US$ 654.5 million compared to December 31, 2007, primarily as a result of the recognition of goodwill and other intangible assets following our acquisition of an additional 30.0% stake in Studio 1+1. The increase also reflects the impact of the weakening dollar on the value of our non-current assets denominated in foreign currencies and continued investment in our broadcasting facilities and in program rights.

Current liabilities:  Current liabilities at June 30, 2008 increased US$ 15.3 million compared to December 31, 2007, reflecting increases in deferred income and interest payable partially offset by a decrease in programming liabilities and accrued staff costs.

Non-current liabilities:  Non-current liabilities at June 30, 2008 increased US$ 574.5 million compared to December 31, 2007.  The movement reflects our issuance of US$ 475.0 million of Convertible Notes; a US$ 41.2 million increase in the carrying value of our Senior Notes as a result of the movement in the spot rate between December 31, 2007 and June 30, 2008; and a US$ 23.5 million increase in the value of our liabilities under currency swaps.

Minority interests in consolidated subsidiaries:  Minority interests in consolidated subsidiaries at June 30, 2008 increased US$ 75.9 million compared to December 31, 2007, primarily as a result of our granting a put option to our partners in Studio 1+1 in connection with our acquisition of an additional 30.0% stake in Studio 1+1.  For more information, see Item 1, Note 18, “Commitments and Contingencies: Ukraine Buyout Agreements”.

Shareholders’ equity:  Total shareholders’ equity at June 30, 2008 increased US$ 277.3 million compared to December 31, 2007, primarily as a result of the increase in Other Comprehensive Income (US$ 285.5 million) and our net income for the six months ended June 30, 2008 of US$ 82.5 million.  These items were partially offset by our recognizing US$ 63.3 million of the cost of the capped call options we entered into in conjunction with our Convertible Notes and US$ 32.6 million in respect of the excess of the value of the redeemable minority interest in Studio 1+1 over the fair value of the underlying put option in shareholders’ equity. Included in the total shareholders’ equity were proceeds from the exercise of stock options (US$ 1.1 million) and a stock-based compensation charge of US$ 3.8 million.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 232.9 million during the six months ended June 30, 2008.  The change in cash and cash equivalents is summarized as follows:

SUMMARY OF CASH FLOWS
For the Six Months Ended June 30, (US$ 000's)
	2008	2007

Net cash generated from continuing operating activities	$127,515	$21,601
Net cash used in continuing investing activities	(287,156)	(88,113)
Net cash received from financing activities	399,243	31,125
Net cash used in discontinued operations – operating activities	(1,973)	(1,624)
Net increase / (decrease) in cash and cash equivalents	$232,926	$(29,242)

Operating Activities

Cash generated from continuing operations increased from US$ 21.6 million in the six months ended June 30, 2007 to US$ 127.5 million in the six months ended June 30, 2008, reflecting the level of cash generated by our Czech Republic, Romania, Slovak Republic and Slovenia operations, partially offset by negative cash flows of our Croatia operations.

Investing Activities

Cash used in investing activities increased from US$ 88.1 million in the six months ended June 30, 2007 to US$ 287.2 million in the six months ended June 30, 2008.  Our investing cash flows in the six months ended June 30, 2008 were primarily comprised of:

•	payment of US$ 222.8 million in connection with our acquisition of an additional 30.0% stake in Studio 1+1 (for further information, see Part I, Item 1, Note 3, “Acquisitions and Disposals”);
•
payments of RON 47.2 million (approximately US$ 20.6 million at the date of payment) in connection with our acquisition of the assets of Radio Pro (for further information, see Part I, Item 1, Note 3, “Acquisitions and Disposals”);

•	payments of US$ 2.7 million in connection with our acquisition of Jyxo and Blog (for further information, see Part I, Item 1, Note 3, “Acquisitions and Disposals”) and
•	capital expenditures of US$ 42.0 million.

Financing Activities

Net cash received from financing activities in the six months ended June 30, 2008 was US$ 399.2 million compared to US$ 31.1 million in the six months ended June 30, 2007.  The amount of cash received in the six months ended June 30, 2008 reflects the net proceeds of US$ 400.5 million from the issuance of Convertible Notes.

Discontinued Operations

In the six months ended June 30, 2008, we paid taxes of US$ 2.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 1.6 million in the six months ended June 30, 2007.

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

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of June 30, 2008 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,115,872	$16,494	$1,700	$861,218	$236,460
Long-Term Debt – interest (1)	305,606	72,004	127,783	91,081	14,738
Capital Lease Obligations	7,221	1,124	1,323	1,171	3,603
Operating Leases	12,142	5,246	6,183	713	-
Unconditional Purchase Obligations	125,579	111,402	9,146	4,418	613
Other Long-Term Obligations	2,211	1,711	500	-	-
FIN 48 obligations	2,377	464	1,913	-	-
Deferred consideration	10,105	7,900	2,205	-	-
Total Contractual Obligations	$1,581,113	$216,345	$150,753	$958,601	$255,414

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

At June 30, 2008, we had the following debt outstanding:
		June 30, 2008 (US$ 000’s)
Corporate	(1) – (3)	$1,097,678
Czech Republic operations	(4) – (6)	16,494
Slovenia operations	(7)	-
Ukraine (KINO, CITI) operations	(8)	1,700
Total		$1,115,872

(1)
As at June 30, 2008 we had EUR 395.0 million (approximately US$ 622.7 million) of Senior Notes outstanding, comprising EUR 245.0 million (approximately US$ 386.2 million) of 8.25% senior notes due May 2012 (the “Fixed Rate Notes”) and EUR 150.0 million (approximately US$ 236.5 million) of floating rate Senior Notes due May 2014, (the “Floating Rate Notes”, collectively the “Senior Notes”) which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625% (6.504% was applicable at June 30, 2008).

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

At any time prior to May 15, 2009, we may redeem all or a part of the Fixed Rate Notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

As of June 30, 2008, Standard & Poor’s senior unsecured debt rating for our Senior Notes was BB and our corporate credit rating was BB, having been upgraded on April 23, 2008. At June 30, 2008 Moody’s Investors Services senior unsecured debt rating for our Senior Notes and our corporate credit rating was Ba2.

(2)
As at June 30, 2008 we had US$ 475.0 million of 3.50% Convertible Notes outstanding that mature on March 15, 2013 (the “Convertible Notes”).  Interest is payable semi-annually in arrears on each March 15 and September 15.

As of June 30, 2008, Standard & Poor’s senior unsecured debt rating for our Senior Notes was BB and our corporate credit rating was BB, having been upgraded on April 23, 2008. At June 30, 2008 Moody’s Investors Services senior unsecured debt rating for our Senior Notes and our corporate credit rating was Ba2.

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 157.6 million) arranged by EBRD and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 78.8 million) also arranged by EBRD (collectively the “EBRD Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million.

We also entered into a supplemental agreement on August 22, 2007 to amend the interest rate payable on the initial EUR 100.0 million loan, as a result of which the EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan. The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. There were no drawings under this facility as at June 30, 2008.

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

(4)
CET 21 has a credit facility of CZK 1.2 billion (approximately US$ 79.2 million) with Ceska Sporitelna, a.s. (“CS”).  The final repayment date is December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.65%.  A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.(“FCS”), a subsidiary of CS.  As at June 30, 2008, there were no drawings under this facility.

(5)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 16.5 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.  As at June 30, 2008, the full CZK 250.0 million (approximately US$ 16.5 million) was drawn under this facility bearing interest at an aggregate 5.39% (the applicable three-month PRIBOR rate at June 30, 2008 was 3.74%).

(6)
As at June 30, 2008, there were no drawings under a CZK 300.0 million (approximately US$ 19.8 million) factoring facility with FCS.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(7)
A revolving five-year facility agreement was entered into by Pro Plus for up to EUR 37.5 million (approximately US$ 59.1 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at June 30, 2008, EUR 30.0 million (approximately US$ 47.3 million)  was available for drawing under this revolving facility; there were no drawings outstanding.

(8)
Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at June 30, 2008, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 2.1 million.  For more information on our capital lease obligations see Part I, Item 1, Note 11, “Credit Facilities and Obligations under Capital Lease”.

Operating Leases

For more information on our operating lease commitments see Part 1, Item 1, Note 18, “Commitments and Contingencies”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At June 30, 2008, we had commitments in respect of future programming of US$ 114.0 million (December 31, 2007: US$ 107.6 million).  This includes contracts signed with license periods starting after June 30, 2008.  For more information on our programming commitments see Part I, Item 1, Note 18.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 1.3 million (see Part I, Item 1, Note 18, “Commitments and Contingencies”).

In addition to the amounts disclosed above, Adrian Sarbu, our Chief Operating Officer, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter.  Mr. Sarbu’s right to put the remaining 4.79% is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put to him our 8.7% shareholding in Media Pro. As at June 30, 2008, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

V (d) Cash Outlook

We have significant debt service obligations in respect of our Senior Notes and Convertible Notes. We also have several undrawn credit facilities, including the EBRD Loan which is currently undrawn. EUR 100.0 million of the EBRD Loan is available for general corporate purposes and the remaining EUR 50.0 million, once fully drawn for permitted projects, can be used for general corporate purposes, which further increases our financing flexibility and will reduce our average cost of debt.  As at June 30, 2008, there were no drawings under these facilities or our available facilities in Slovenia.

Our future cash needs will depend on our overall financial performance, debt service requirements under the Senior Notes, the Convertible Notes and the EBRD Loan as well as under other indebtedness incurred by us as well as any future acquisition, investment and development decisions.  The majority of our indebtedness does not mature until 2012 or later, and we have no significant principal repayments within the next three years.  Our capacity to raise further funds through external debt facilities depends on our satisfaction of leverage and interest cover ratios under the Senior Notes, which are also incorporated into the drawing conditions of the EBRD Loan.  In the short-term, subject to compliance with the covenants of our other indebtedness, we are able to fund our operations and committed investments from cash generated from operations, our current cash and cash equivalents (approximately US$ 375.8 million, at June 30, 2008) and available undrawn credit facilities (US$ 382.7 million, at June 30, 2008), plus an unutilized, uncommitted EUR 10.0 million (approximately US$ 15.8 million) overdraft facility from ING. In order to use cash held in our operating companies more effectively, we have also entered into a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING. This arrangement enables us to receive credit at the corporate level in respect of cash balances which our subsidiaries in the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG.

We expect to invest up to US$ 140 million on capital expenditure in 2008 across our broadcast and non-broadcast operations and approximately US$ 10 - 15 million in operating expenditure in our non-broadcast operations.

Our Croatia operations continue to require funding to improve their performance.  We expect the funding required to support Nova TV (Croatia) to be in excess of US$ 28 million during 2008.

Over the next three years, we expect to invest approximately US$ 215 million to transform the performance of our Ukraine operations.

In addition, our partners in Studio 1+1 have put options to sell their remaining 10% interest to us from July 1, 2008. The options have an initial minimum price of US$ 95.4 million in the first year, US$ 102.3 during the second year and thereafter US$ 109.1 million or an independent valuation, whichever is the greater. The call price for the remaining 10% interest is set at US$ 109.1 million from July 1, 2008.  After a year, the call price will be based on an independent valuation with a minimum price of US$ 109.1 million. If we exercise our call rights, our partners have the right to receive consideration in cash or shares of our Class A Common Stock (see Item 1, Note 18, “Commitments and Contingencies: Ukraine Buyout Agreements”). The planned investment of US$ 215 million does not include any amount potentially payable under these options.

Our credit facilities, taken together with internally generated cash flow and our current cash and cash equivalents, provide us with adequate financial resources to meet our debt service and other existing financial obligations for the next twelve months.  Availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial and operating performance.

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

We believe our critical accounting policies relate to the following: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies.  These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  There have been no significant changes in our critical accounting policies since December 31, 2007.

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

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt including allocated issuance costs, classification of that component in equity and the accretion of the resulting discount on the debt and the allocated acquisition costs to be recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. FSP APB 14-1 is effective for us as of January 1, 2009 and early adoption is prohibited. The adoption of FSP APB 14-1 will affect the accounting for our Convertible Notes and, we expect, will result in approximately the following changes to the 2008 comparative balances in our 2009 financial statements to reflect the revised equity and liability balances on issuance (net of allocated acquisition costs) of US$ 108.1 million and US$ 364.2 million respectively:

Impact for the quarterly period ended June 30, 2008:
	For the Three Months Ended			For the Six Months Ended
US$ million	As reported	Impact of Adoption	As Adjusted	As reported	Impact of Adoption	As Adjusted
Consolidated Statement of Operations:
Interest expense	(18.1)	(4.3)	(22.4)	(32.4)	(5.2)	(37.6)

				As at June 30, 2008
US$ million				As reported	Impact of Adoption	As Adjusted
Consolidated balance sheet:
Other current assets				85.2	(0.7)	84.5
Other non-current assets				21.7	(1.8)	19.9
Senior Debt				(1,097.7)	105.4	(992.3)
Additional paid-in capital				993.2	108.1	1,101.3
Retained Earnings				103.5	(5.2)	98.3

In addition, at present, we expect that the adoption of FSP APB 14-1 will cause our interest expense in  the 2008 and 2009 financial years to increase by approximately US$ 14.0 million and US$ 18.9 million respectively.

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 705.9 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 592.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at June 30, 2008 was a US$ 39.8 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Part I, Item 1, Note 5, “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at June 30, 2008, we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and four tranches of debt which were maintained with a fixed interest rate.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at June 30, 2008

Expected Maturity Dates	2008	2009	2010	2011	2012	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	245,000	-
Average interest rate (%)	-	-	-	-	8.25%	-
Variable rate	-	-	-	-	-	150,000
Average interest rate (%)	-	-	-	-	-	6.50%

Total debt in US$ (000's)
Fixed rate	-	1,700	-	-	-	475,000
Average interest rate (%)	-	9.00%	-	-	-	3.5%

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	250,000	-	-	-	-	-
Average interest rate (%)	5.39%	-	-	-	-	-

Variable Interest Rate Sensitivity as at June 30, 2008

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at June 30, 2008 (US$ 000's)	Interest Rate as at June 30, 2008	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

236,460 (EUR 150.0 million)	6.5%	15,379	17,744	20,109	22,474	24,839	27,204
16,494 (CZK 250.0 million)	5.39%	889	1,054	1,219	1,384	1,549	1,714
Total		16,268	18,798	21,328	23,858	26,388	28,918

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

General

We are, from time to time, a party to litigation that arises in the normal course of our business operations. However, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

Ukraine Settlement:

On December 23, 2005, we initiated international arbitration proceedings against our partners Alexander Rodnyansky and Boris Fuchsmann to enforce our contractual rights and compel a restructuring of the ownership of Studio 1+1 in order to permit us to hold a 60.0% interest in Studio 1+1. Following the adoption of an amendment to the Ukraine Media Law in March 2006, our partners acknowledged their obligation to restructure to permit us to hold a 60.0% interest had ripened; and in September 2006, they entered into agreements to effect a restructuring. On November 9, 2006, the arbitration proceedings were suspended by mutual consent to permit the parties to implement the restructuring. On August 30, 2007, we succeeded in registering our Ukrainian subsidiary UMS as the owner of 42.0% of Studio 1+1. Together with our 18.0% indirect interest in Studio 1+1 held through Inter-Media, we then had a 60.0% interest in Studio 1+1.

On September 4, 2007, Messrs. Fuchsmann and Rodnyansky sought to file a cross action in these international arbitration proceedings to compel the transfer by us of an interest in Ukrpromtorg to Messrs. Fuchsmann and Rodnyansky. They alleged that they were entitled to participate on a pro rata basis in our investment in Ukrpromtorg. This claim was based on the terms of our shareholders’ agreement pursuant to which we and our partners have a limited right to participate on a pro rata basis in investment opportunities in the Ukrainian media sector undertaken by the other. In our response to this cross action, we denied any breach of our shareholders’ agreement and requested that the tribunal hold the cross action inadmissible in the current arbitration proceedings, whose subject matter is the restructuring, and terminate these proceedings.

On June 30, 2008 we acquired a 30.0% interest in the Studio 1+1 group from Messrs. Fuchsmann and Rodnyansky (see Note 3, “Acquisitions and Disposals: Ukraine”).  Pursuant to the terms of the acquisition, we and Messrs. Fuchsmann and Rodnyansky agreed to terminate the arbitration proceedings described above. On July 3, 2008, we jointly informed the arbitral tribunal that the parties had reached a comprehensive settlement, with each party to pay its own legal costs. Following such notification, the arbitral tribunal terminated the arbitration proceedings.

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

Our operating results depend in part on our ability to successfully implement our strategic plan for Ukraine following the completion of the buyout of our minority partners.

In June 2008 we completed the acquisition of an additional 30% interest in the Studio 1+1 group from our partners (the “Ukraine Buyout”) increasing our beneficial  ownership interest to 90% (see Part 1, Item 1, Note 3, “Acquisitions and Disposals”).  As we have done in other markets, we have undertaken a review of the Studio 1+1 group operations in order to develop a business plan to improve the overall standing and performance of the STUDIO 1+1 channel together with our other channels in Ukraine. Successful implementation of this business plan will depend on several factors, including but not limited to our ability to consolidate the operations of our Ukraine channels, our achieving cost savings by consolidating these operations,  the cost and popularity of local productions and Russian-language programming and our ability to achieve higher ratings and audience share, the implementation of new management processes, the strength of the local management team,  relationships with external advertising agencies, the ability of our internet properties in Ukraine to generate revenues as well as general economic conditions in Ukraine and the ability of the Ukrainian government to maintain political stability and introduce economic reforms. In addition, there may be substantial costs relating to material operational changes that will be incurred in connection with the implementation of the business plan. There can be no assurance that we will be able to implement successfully a new strategy in Ukraine, and any such failure could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our current broadcasting licenses expire at various times between October 2008 and September 2019.  Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

We have significant debt service obligations under our Senior Notes and Convertible Notes and we are restricted in the manner in which our business is conducted (see Part I, Item 1, Note 5 “Senior Debt”).  Our high leverage could have important consequences to our business and results of operations, including but not limited to increasing our vulnerability to a downturn in our business or economic and industry conditions, as well as limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate is somewhat limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Under the Senior Notes, Convertible Notes and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business.

Pursuant to the terms of the Indentures, the Indenture pursuant to which our Convertible Notes were issued (the “2008 Indenture”) and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1.  If we were to default on any of the Indentures, the 2008 Indenture or the EBRD Loan, the trustees under our Indentures, the 2008 Indenture or the EBRD Loan would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under such debt instruments.

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

As at July 28, 2008, we have a total of 1.1 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech) group, holds 3,500,000 unregistered shares of Class A common stock and Igor Kolomoisky, a member of our Board of Directors, holds 1,275,227 unregistered shares of Class A common stock.  In addition, the Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Holders of the Convertible Notes have registration rights with respect to the shares underlying the Convertible Notes. Prior to December 15, 2012, the Convertible Notes will be convertible following certain events and from that date, at any time. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. (see Part I, Item 1, Note 5 “Senior Debt”). To mitigate the dilutive effect of a conversion of the Convertible Notes on our Class A common stock, we have entered into several capped call transactions, and in connection therewith we have purchased call options with respect to shares of our Class A common stock that are exercisable in the event of a conversion of the Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of an option (see Part I, Item 1, Note 5 “Senior Debt”). Furthermore, if we exercise our right to call our partners’ interests in Studio 1+1 we may be required to issue shares of Class A common stock in consideration thereof (see Part I, Item 1, Note 18, “Commitments and Contingencies”). We cannot predict what effect, if any, the issuance of shares underlying options or the Convertible Notes or in connection with the Ukraine call option, or the entry into trading of such registered or unregistered shares or any future issuances of our shares will have on the market price of our shares.  If more shares are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

The following are the results of voting by shareholders present or represented at our Annual General Meeting of Shareholders held on June 3, 2008.

1. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of the Company until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified.  The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

	For	Withheld

Ronald S. Lauder	82,347,671	4,343,505
Michael Garin	82,381,928	4,309,248
Charles R. Frank, Jr.	86,603,582	87,594
Herbert A. Granath	86,603,482	87,694
Dr. Herbert Kloiber	82,776,268	3,914,908
Igor Kolomoisky	79,815,555	6,875,621
Alfred W. Langer	86,603,882	87,294
Bruce Maggin	86,603,682	87,294
Ann Mather	86,603,782	87,294
Christian Stahl	82,270,592	4,420,584
Eric Zinterhofer	82,270,592	4,420,584

2. The resolution amending Bye-law 12(3) to allow the Company to hold treasury shares was approved, with 86,666,489 votes cast for approval, 20,039 votes cast against approval and 4,648 votes abstaining.

3. The resolution amending Bye-laws 16, 18, 19 and 20 to clarify that shareholders may hold uncertificated shares and that the Company is not obliged to issue physical share certificates to shareholders was approved, with 86,583,857 votes cast for approval, 29,074 votes cast against approval and 78,245 votes abstaining.

4. The resolution amending Bye-laws 58(2) and 88 to conform them to the rules and regulations promulgated by the SEC with respect to shareholder proposals for general meetings and director nominations was approved, with 79,401,640 votes cast for approval, 7,213,567 votes cast against approval and 75,969 votes abstaining.

5. The resolution amending Bye-laws 160, 161 and 162 to allow for electronic delivery of notices, including proxy materials, to shareholders and the receipt of notices by the Company by electronic delivery and other means was approved, with 86,585,380 votes cast for approval, 30,417 votes cast against approval and 75,376 votes abstaining.

6. The resolution amending Bye-laws 79, 80 and 81 to permit the Board of Directors to determine the form of proxy that may be used to attend general meetings was approved, with 86,581,693 votes cast for approval, 31,072 votes cast against approval and 78,411 votes abstaining.

7. The resolution amending Bye-law 166 to remove the provision with respect to the indemnification of the independent auditor and to add a provision to permit the Company to advance defense costs to officers and directors defending claims was approved, with 86,560,680 votes cast for approval, 48,979 votes cast against approval and 81,517 votes abstaining.

8. The resolution to receive the financial statements of the Company for the fiscal year ended December 31, 2007 together with the auditor’s report thereon, was approved, with 86,451,264 votes cast for approval, 55,521 votes cast against approval and 184,391 votes abstaining.

9. The resolution appointing Deloitte & Touche LLP as independent registered public accounting firm for the Company in respect of the fiscal year ended December 31, 2008 and to authorize the directors, acting through the Audit Committee, to approve their fees was approved, with 86,683,558 votes cast for approval, 1,592 votes cast against approval and 6,026 votes abstaining.

Item 5.  Other information

On July 28, 2008, CME Media Enterprises B.V. entered into a Master Share Purchase Agreement with Top Tone Holdings Limited to acquire an 80% indirect interest in TV2, which operates a national terrestrial network in Bulgaria, and Ring TV, which operates a sports cable channel, for cash consideration of approximately $172 million. For additional information please see our Current Report on Form 8-K filed on July 28, 2008.

Item 6.  Exhibits

a) The following exhibits are attached:

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated July 30, 2008.

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated July 30, 2008.

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated July 30, 2008 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2008	/s/ Michael Garin Michael Garin Chief Executive Officer (Duly Authorized Officer)

Date: July 30, 2008	/s/ Wallace Macmillan Wallace Macmillan Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated July 30, 2008.

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated July 30, 2008.

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated July 30, 2008 (furnished only).

102