Form 10-Q
period 2008-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2008-10-29
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2008
Class A Common Stock, par value $0.08	36,024,273
Class B Common Stock, par value $0.08	6,312,839

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2008

INDEX

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$225,636	$142,826
Accounts receivable (net of allowance) (Note 6)	178,111	225,037
Program rights, net	81,417	77,112
Other current assets (Note 7)	112,938	84,849
Total current assets	598,102	529,824

Non-current assets
Investments	16,559	16,559
Property, plant and equipment, net (Note 8)	215,349	180,311
Program rights, net	123,865	108,362
Goodwill (Note 4)	1,446,893	1,114,347
Broadcast licenses and other intangible assets, net (Note 4)	563,511	373,658
Other non-current assets (Note 7)	22,667	15,374
Total non-current assets	2,388,844	1,808,611
Total assets	$2,986,946	$2,338,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	September 30, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$180,636	$203,528
Credit facilities and obligations under capital leases (Note 10)	19,217	15,090
Other current liabilities (Note 11)	43,552	14,152
Total current liabilities	243,405	232,770

Non-current liabilities
Credit facilities and obligations under capital leases (Note 10)	6,259	5,862
Senior Debt (Note 5)	1,039,969	581,479
Other non-current liabilities (Note 11)	152,873	95,362
Total non-current liabilities	1,199,101	682,703

Commitments and contingencies (Note 18)
Minority interests in consolidated subsidiaries	98,296	23,155

SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2007 – nil)	-	-
36,024,273 shares of Class A Common Stock of $0.08 each (December 31, 2007 – 36,003,198)	2,882	2,880
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2007 – 6,312,839)	505	505
Additional paid-in capital	1,017,360	1,051,336
Retained earnings	66,301	53,619
Accumulated other comprehensive income	359,096	291,467
Total shareholders’ equity	1,446,144	1,399,807
Total liabilities and shareholders’ equity	$2,986,946	$2,338,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenues	$201,009	$174,836	$729,870	$539,032
Operating costs	38,727	27,166	109,034	83,767
Cost of programming	97,042	65,909	309,405	215,035
Depreciation of station property, plant and equipment	14,227	8,768	39,745	23,347
Amortization of broadcast licenses and other intangibles (Note 4)	10,201	6,595	26,055	16,922
Cost of revenues	160,197	108,438	484,239	339,071

Station selling, general and administrative expenses	22,783	17,609	61,204	49,089
Corporate operating costs	11,902	20,396	35,627	42,613
Operating income	6,127	28,393	148,800	108,259

Interest income	2,127	1,180	8,088	4,326
Interest expense (Note 14)	(17,947)	(11,883)	(50,337)	(42,717)
Foreign currency exchange gain / (loss), net	4,969	(23,300)	(5,580)	(28,552)
Change in fair value of derivatives (Note 12)	9,868	(8,555)	(13,671)	3,497
Other income / (expense)	290	44	1,615	(746)
Income / (loss) before provision for income taxes and minority interest	5,434	(14,121)	88,915	44,067

Provision for income taxes	(20,833)	(131)	(19,410)	(18,609)
(Loss) / income before minority interest	(15,399)	(14,252)	69,505	25,458
Minority interest in income or loss of consolidated subsidiaries	644	(4,511)	(1,761)	(9,881)
Net (loss) / income	$(14,755)	$(18,763)	$67,744	$15,577

Currency translation adjustment, net	(217,905)	100,470	67,141	80,967
Obligation to repurchase shares	-	-	488	-
Total comprehensive income	$(232,660)	$81,707	$135,373	$96,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
PER SHARE DATA (Note 16):
Net income / (loss) per share:
Net income / (loss) – Basic	$(0.35)	$(0.45)	$1.60	$0.38
Net income / (loss) – Diluted	$(0.35)	$(0.45)	$1.58	$0.37

Weighted average common shares used in computing per share amounts (000’s):
Basic	42,335	41,489	42,324	41,077
Diluted	42,335	41,489	42,773	41,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$53,619	$291,467	$1,399,807
Stock-based compensation	-	-	-	-	5,961	-	-	5,961
Stock options exercised	21,075	2	-	-	1,220	-	-	1,222
Redeemable Minority Interest (Note 18)	-	-	-	-	-	(32,901)	-	(32,901)
Purchase of capped call options (Note 5)	-	-	-	-	(63,318)	-	-	(63,318)
Extinguishment of capped call options (Note 5)	-	-	-	-	22,161	(22,161)	-	-
Net income	-	-	-	-	-	67,744	-	67,744
Currency translation adjustment	-	-	-	-	-	-	67,141	67,141
Obligation to repurchase shares	-	-	-	-	-	-	488	488
BALANCE, September 30, 2008	36,024,273	$2,882	6,312,839	$505	$1,017,360	$66,301	$359,096	$1,446,144

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders' Equity
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48	-	-	-	-	-	(3,219)	-	(3,219)
BALANCE, upon the adoption of FIN 48	34,412,138	$2,753	6,312,839	$505	$931,108	$(34,949)	$133,130	$1,032,547
Stock-based compensation	-	-	-	-	4,610	-	-	4,610
Shares issued, net of fees	1,275,227	102	-	-	109,751	-	-	109,853
Stock options exercised	274,583	22	-	-	3,455	-	-	3,477
Net income	-	-	-	-		15,577	-	15,577
Currency translation adjustment	-	-	-	-	-		80,967	80,967
BALANCE, September 30, 2007	35,961,948	$2,877	6,312,839	$505	$1,048,924	$(19,372)	$214,097	$1,247,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,744	$15,577
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation and amortization	237,050	165,889
Profit on disposal of fixed asset	(134)	-
Stock-based compensation (Note 15)	5,540	4,098
Minority interest in income of consolidated subsidiaries	1,761	9,881
Change in fair value of derivative instruments	13,671	(3,497)
Foreign currency exchange loss, net	5,580	28,552
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	43,562	11,616
Program rights	(210,663)	(170,610)
Other assets	(18,474)	(7,430)
Accounts payable and accrued liabilities	49,412	27,319
Income taxes payable	(22,480)	557
Deferred taxes	1,963	4,202
VAT and other taxes payable	(3,567)	9,735
Net cash generated from continuing operating activities	170,965	95,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(59,623)	(46,277)
Proceeds from disposal of property, plant and equipment	302	123
Investments in subsidiaries and unconsolidated affiliates	(401,768)	(142,709)
Repayment of loans and advances to related parties	1,990	400
Net cash used in continuing investing activities	(459,099)	(188,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Convertible Notes	463,595	-
Purchase of capped call option	(63,318)	-
Proceeds from credit facilities	-	177,515
Payment of credit facilities and capital leases	(13,381)	(182,391)
Net proceeds from issuance of Senior Notes	-	199,400
Redemption of Senior Notes	-	(169,010)
Proceeds from exercise of stock options	1,222	3,477
Issuance of shares of Class A Common Stock	-	109,853
Excess tax benefits from share-based payment arrangements	421	512
Dividends paid to minority shareholders	(2,460)	(2,910)
Net cash received from continuing financing activities	386,079	136,446

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(1,973)	(2,164)
Impact of exchange rate fluctuations on cash	(13,162)	4,957

Net increase in cash and cash equivalents	82,810	46,665
CASH AND CASH EQUIVALENTS, beginning of period	142,826	145,904
CASH AND CASH EQUIVALENTS, end of period	$225,636	$192,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda company, was formed in June 1994.  We hold investments in national and regional commercial television stations and channels in Central and Eastern Europe through a series of Dutch and Netherlands Antilles holding companies.  At September 30, 2008, we had television operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at September 30, 2008 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate

Top Tone Media S.A. (“Top Tone”)	80.0%	Luxembourg	Subsidiary
TV 2 EOOD (“TV2”)	80.0%	Bulgaria	Subsidiary
Top Tone Media Bulgaria EOOD	80.0%	Bulgaria	Subsidiary
Asteos EOOD	80.0%	Bulgaria	Subsidiary
Zopal S.A. (“Zopal”)	80.0%	Luxembourg	Subsidiary
LG Consult EOOD	80.0%	Bulgaria	Subsidiary
RING SV AD (“Ring TV”)	80.0%	Bulgaria	Subsidiary

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CET 21 spol. s.r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL, a.s.	100.0%	Czech Republic	Subsidiary
HARTIC a.s.	100.0%	Czech Republic	Subsidiary
Galaxie sport, s. r.o. (“Galaxie Sport”)	100.0%	Czech Republic	Subsidiary
Jyxo, s.r.o. (“Jyxo”)	100.0%	Czech Republic	Subsidiary
BLOG Internet, s.r.o. (“Blog“)	100.0%	Czech Republic	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision S.R.L (“Media Vision”)	95.0%	Romania	Subsidiary
MPI Romania B.V.	95.0%	Netherlands	Subsidiary
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media S.R.L (“Sport.ro”)	95.0%	Romania	Subsidiary
Media Pro Management S.A. (“Media Pro”)	8.7%	Romania	Cost investment

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate
Media Pro B.V.	10.0%	Netherlands	Cost investment

CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary
A.R.J., a.s.	100.0%	Slovak Republic	Subsidiary
Markiza-Slovakia spol. s.r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
GAMATEX spol. s. r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)
Media Invest, spol. s.r.o.	100.0%	Slovak Republic	Subsidiary
PMT, s.r.o.	31.5%	Slovak Republic	Cost investment

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
Fit & Fun d.o.o.	100.0%	Slovenia	Subsidiary
Televideo d.o.o. (trading as TV Pika)	20.0%	Slovenia	Equity-Accounted Affiliate

International Media Services Ltd. (“IMS”)	90.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH (“Innova”)	83.4%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd. (“TV Media Planet”)	90.0%	Cyprus	Subsidiary
1+1 Production	83.4%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	90.0%	Ukraine	Subsidiary
Ukrainian Media Services LLC (“UMS”)	99.9%	Ukraine	Subsidiary
Grizard Investments Limited. (“Grizard”)	100.0%	Cyprus	Subsidiary
CME Ukraine Holding B.V.	100.0%	Netherlands	Subsidiary
Ukrpromtorg-2003 LLC (“Ukrpromtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC (“Gravis”)	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC (“TV Stimul”)	64.2%	Ukraine	Subsidiary
Tor LLC (“Tor”)	60.4%	Ukraine	Subsidiary
Zhysa LLC (“Zhysa”)	60.4%	Ukraine	Subsidiary

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
(AS AT SEPTEMBER 30, 2008)

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles holding companies
100%
CME Development Corporation (Delaware)
100%
95%
100%
100%
60%
65.5%
Nova TV (Croatia)
Pro TV (Romania)
Pro Plus (Slovenia)
CET 21 (Czech Republic)
23.4%
Innova (Germany)
Ukrpromtorg (Ukraine)
100%
100%
100%
100%
100%
92.2%
Kanal A (Slovenia)
Pop TV (Slovenia)
CME Slovak Holdings (Netherlands)
Galaxie Sport (Czech Republic)
1+1 Production (Ukraine)
64.97%
Gravis (Ukraine)
100%
Markiza (Slovak Republic)
30%
80%
80%
TV 2 (Bulgaria)
Ring TV (Bulgaria)
Studio 1+1 (Ukraine)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Bulgaria

On August 1, 2008, we acquired an 80.0% indirect interest in each of TV2, which operates a national terrestrial network in Bulgaria, and Ring TV, which operates a sports cable channel. See Note 3, “Acquisitions and Disposals - Bulgaria” for further information. The national terrestrial license for TV2 expires in February 2010.

Croatia

We operate one national channel in Croatia, NOVA TV (Croatia). We own 100.0% of Nova TV (Croatia), which holds a national terrestrial broadcast license for NOVA TV (Croatia) that expires in April 2010.

Czech Republic

We operate one national television channel in the Czech Republic, TV NOVA (Czech Republic) and two cable/satellite channels, NOVA SPORT and NOVA CINEMA. We own 100.0% of CET 21, which holds the national terrestrial broadcast license for TV NOVA (Czech Republic) that expires in January 2017 and a satellite license for NOVA CINEMA that expires in November 2019. CET 21 owns 100.0% of Galaxie Sport, which holds the broadcast license for NOVA SPORT that expires in March 2014.

Romania

We operate five television channels in Romania: PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA, as well as PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels. We operate two radio channels in Romania, PRO FM, a pop music channel, and INFO PRO, a national infotainment channel.

We own a 95.0% interest in each of Pro TV, MPI and Media Vision, a production, dubbing and subtitling company.  The remaining shares of each of these companies are owned by companies, or individuals associated with, Adrian Sarbu, our Chief Operating Officer.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA, SPORT.RO and MTV ROMANIA channels. These licenses expire on various dates between April 2009 and April 2017.

We own 10.0% of Media Pro BV and 8.7% of Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Mr. Sarbu. Media Pro comprises a number of companies with operations in the fields of publishing, information, printing, cinema, entertainment and radio in Romania.

Slovak Republic

We operate one national television channel in the Slovak Republic, TV MARKIZA. We own 100.0% of Markiza, which holds a national terrestrial broadcast license for TV MARKIZA that expires in September 2019.

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

As at September 30, 2008, we held a 90% interest in the Studio 1+1 group, which is comprised of several entities in which we hold direct or indirect interests. On October 17, 2008, we completed the purchase of the remaining 10.0% interest in the Studio 1+1 group from our former partners Boris Fuchsmann and Alexander Rodnyansky for cash consideration of US$ 109.1 million. (See Note 19, “Subsequent Events“).

Following this acquisition, we hold a 100.0% voting and economic interest in each of IMS, Innova and TV Media Planet and an 83.4% voting and economic interest in Innova.  Innova owns 100.0% of 1+1 Production, a Ukrainian company, which in turn holds a 30.0% voting and economic interest in Studio 1+1, the license holder for the STUDIO 1+1 channel. In addition, we hold a 99.9% interest in UMS, which owns a 42.0% direct voting and economic interest in Studio 1+1, and 100.0% of Grizard, which owns a 23.0% direct voting and economic interest in Studio 1+1 and 100% of Grintwood Investments Limited, which owns a 5.0% direct voting and economic interest in Studio 1+1.

Ukraine (KINO, CITI)

In Ukraine we operate KINO, a network of regional channels, and CITI, a local channel that broadcasts in the Kiev area.

We hold a 65.5% interest in Ukrpromtorg. Ukrpromtorg owns (i) 92.2% of Gravis, which operates the KINO and CITI channels; (ii) 100.0% of Nart LLC, which holds a satellite broadcasting license; and (iii) 98.1% of TV Stimul.  We also own a 60.4% interest in each of Zhysa and Tor, two regional broadcasters. Licenses for KINO and CITI expire on dates ranging from November 2008 to August 2018.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and nine months ended September 30, 2008 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the period ended December 31, 2007.  Our significant accounting policies have not changed since December 31, 2007, except as noted below.

In the opinion of management, the accompanying interim, unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year.  Actual results could differ from those estimates and assumptions.

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

The terms “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to Central European Media Enterprises Ltd. and our subsidiaries, through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$” or “dollars” are to U.S. dollars, all reference to “BGN” are to Bulgarian Lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SKK” are to Slovak korunas, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

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

We adopted those parts of FAS 157 not deferred by FSP FAS 157-2 on January 1, 2008. There was no impact on the carrying value of any asset or liability recognized at adoption and additional disclosure is provided in Note 12, “Financial Instruments and Fair Value Measurements” to comply with the enhanced disclosure requirements of the standard. We do not expect that the adoption of those parts of FAS 157 deferred by FSP FAS 157-2 will result in a material impact on our financial position and results of operations.

On January 1, 2008, we adopted FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which gives entities the option to prospectively measure many financial instruments and certain other items at fair value in the balance sheet with changes in the fair value recognized in the income statement. We did not elect to apply the fair value option to any asset or liability upon, or since, adoption, therefore there was no impact on our financial position and results of operations.

In October 2008, the FASB issued Staff Position No. FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) which amends FAS 157 to include guidance on how to determine the fair value of a financial asset in an inactive market and which is effective immediately on issuance, including prior periods for which financial statements have not been issued. The implementation of FSP FAS 157-3  did not have a material impact on our financial position and results of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) are largely prospective, we do not expect its adoption to have a material impact on our consolidated financial position and results of operations.

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

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 will not have any impact on the valuation of our existing intangible assets at the date of adoption, and we do not expect it will result in a significant difference in the methodology we will use to value acquired intangible assets in the future.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FAS 162 is effective from November 15, 2008. The adoption of FAS 162 will not have a material impact on our consolidated financial position and results of operations.

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

Impact for the quarterly period ended September 30, 2008:

	For the Three Months Ended			For the Nine Months Ended
US$ million	As reported	Impact of Adoption	As Adjusted	As reported	Impact of Adoption	As Adjusted
Consolidated Statement of Operations:
Interest expense	(17.9)	(4.2)	(22.1)	(50.3)	(9.4)	(59.7)

				As at September 30, 2008
US$ million				As reported	Impact of Adoption	As Adjusted
Consolidated balance sheet:
Other current assets				112.9	(0.7)	112.2
Other non-current assets				22.7	(1.7)	21.0
Senior Debt				1,040.0	101.0	1,141.0
Additional paid-in capital				1,017.4	108.1	1,125.5
Retained Earnings				66.3	(9.4)	56.9

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.  ACQUISITIONS AND DISPOSALS

Bulgaria

Acquisition of TV2 and Ring TV

In order to continue the expansion of our free-to-air broadcasting operations into new markets in Central and Eastern Europe, on August 1, 2008 we purchased an 80% indirect interest in each of TV2, which operates a national terrestrial network in Bulgaria, and Ring TV, which operates a cable sports.

Initial consideration was approximately US$ 172.0 million, which was reduced to US$ 146.4 million after adjustments for indebtedness and a net working capital deficit. An additional retention amount of US$ 4.5 million less any subsequently identified liabilities will also be payable within 12 months of the acquisition date.

We performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at August 1, 2008.  We are still awaiting reports to confirm the value of certain assets and the quantification of certain acquisition date liabilities.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition

Fair Value on Acquisition

Cash and cash equivalents	$326
Other net assets	(17,481)
Broadcasting licenses subject to amortization (1)	95,114
Other intangible assets subject to amortization (2)	8,161
Goodwill (3)	75,585
Deferred tax liability	(10,114)
Total purchase price (4)	$151,591

(1) The broadcasting licenses subject to amortization comprise television broadcasting licenses of US$ 94.4 million, which are being amortized on a straight-line basis over 16.5 years, and radio broadcasting licenses of US$ 0.7 million, which are being amortized on a straight-line basis over 17.4 years.

(2) The other intangible assets subject to amortization comprise a favorable advertising sales contract with a leading Bulgarian advertising agency of US$ 7.5, which is being amortized on a straight-line basis over 5.3 years and trademarks of US$ 0.7 million, which are being amortized over two years using the declining balance method.

(3) No goodwill is expected to be deductible for tax purposes

(4) The total purchase price includes US$ 4.5 million of additional retention amount and US$ 0.7 million of capitalized acquisition costs.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Czech Republic

Acquisition of Jyxo and Blog

In order to enhance both our internet offering and our software delivery capabilities in the Czech Republic, we purchased 100.0% of Jyxo, an information technology provider, and Blog, the operator of the leading blog site in the Czech Republic, blog.cz on May 27, 2008.

Initial cash consideration was approximately US$ 9.0 million and we subsequently paid US$ 0.4 million. In addition, we are obligated to pay a further CZK 27.0 million (approximately US$ 1.7 million at the date of acquisition) within one month of the second anniversary of completion, which has been recorded as consideration payable. An additional amount of up to CZK 37.0 million (approximately US$ 2.4 million) may also be payable if certain operational targets are met. We concluded that if the additional consideration becomes payable, we will record the fair value of the consideration issuable as an additional cost of acquiring Jyxo.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at May 27, 2008.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Cash and cash equivalents	$727
Other net assets	618
Property, plant and equipment	3,744
Intangible assets not subject to amortization (1)	9,124
Contingent consideration liability (2)	(160)
Deferred tax liability	(2,462)
Total purchase price (3)	$11,591

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

(3) The total purchase price includes US$ 0.5 million of capitalized acquisition costs, initial cash payments of approximately US$ 9.4 million and consideration payable of CZK 27.0 million (approximately US$ 1.7 million at the date of acquisition).

Romania

Acquisition of Radio Pro

In order to further strengthen our position in the youth market in Romania and complement our acquisition of the license for MTV Romania, we purchased certain assets of Radio Pro, which is owned by Media Pro, a company which is controlled by Mr. Sarbu and in which we hold an 8.7% interest, for total consideration of RON 47.2 million (approximately US$ 20.6 million at the date of acquisition) on April 17, 2008.

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

Ukraine (Studio 1+1)

Acquisition of additional interest – Studio 1+1

On June 30, 2008, we acquired a 30.0% interest in the Studio 1+1 group from our partners, Alexander Rodnyansky and Boris Fuchsmann.  The interests acquired consisted of (i) an 8.335% direct and indirect ownership interest in the Studio 1+1 group held by Messrs. Rodnyansky and Fuchsmann and (ii) a 21.665% direct and indirect interest in Studio 1+1, Innova and IMS over which Igor Kolomoisky, one of our shareholders and a member of our board of directors, held options (the “Optioned Interests”). Following the completion of these transactions, we held a 90.0% interest in the Studio 1+1 group and Messrs. Rodnyansky and Fuchsmann each held a 5.0% interest.

Messrs. Rodnyansky and Fuchsmann received a combined total cash consideration of US$ 79.6 million, including a de minimus amount upon exercise of the Optioned Interests, in exchange for the 30.0% beneficial ownership interest in the Studio 1+1 group.  Mr Kolomoisky received total cash consideration of US$ 140.0 million upon the assignment of his options to us.

In addition, we granted Messrs. Rodnyansky and Fuchsmann the right to jointly put both of their remaining 5.0% interests in the Studio 1+1 group to us, which became effective upon completion of our purchase of the 30.0% interest in the Studio 1+1 Group. We calculated that the fair value of these options was US$ 58.0 million at the purchase date using a binomial option pricing model and included it in the purchase price in accordance with EITF Topic D-87 “Determination of the Measurement Date for Consideration Given by the Acquirer in a Business Combination When That Consideration is Securities Other Than Those Issued by the Acquirer.” (“EITF D-87”).

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

(1) The intangible assets subject to amortization comprise broadcasting licenses of US$ 40.9 million, which are being amortized on a straight-line basis over 18 years, and customer relationships of US$ 0.6 million, which are being amortized on a straight-line basis over nine  years.

(2) Intangible assets not subject to amortization comprise trademarks.

(3) As a result of granting Messrs. Rodyansky and Fuchsmann options to put their remaining 10% interests to us we have accounted for the remaining 10.0% interest as a redeemable minority interest. (See Note 18, “Commitments and Contingencies, Ukraine Buyout Agreements: redeemable minority interest”).

(4) The total purchase price includes US$ 3.6 million of capitalized acquisition costs, cash payments to Messrs. Rodyansky and Fuchsmann of US$ 79.6 million, cash payments of US$ 140.0 million to Mr Kolomoisky and the fair value of options granted to Messrs. Rodyansky and Fuchsmann of US$ 58.0 million.

On October 17, 2008 we completed the purchase of the remaining 10.0% interest in the Studio 1+1 group from Messrs. Rodnyansky and Fuchsmann for cash consideration of US$ 109.1 million following the exercise of our call option, (see Note 19, “Subsequent Events”).

4.  GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.  No goodwill is expected to be deductible for tax purposes.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Goodwill:

Goodwill by operating segment as at September 30, 2008 and December 31, 2007 is summarized as follows:

	Balance December 31, 2007	Additions / Allocations	Foreign currency movement	Balance September 30, 2008

Bulgaria	$-	75,585	(6,498)	$69,087
Croatia	773	-	5	778
Czech Republic	951,286	-	45,951	997,237
Romania (1)	74,667	1,869	2,447	78,983
Slovak Republic	57,635	-	4,804	62,439
Slovenia	18,393	-	(522)	17,871
Ukraine (STUDIO 1+1)	4,096	208,964	-	213,060
Ukraine (KINO, CITI)	7,497	(59)	-	7,438
Total	$1,114,347	286,359	46,187	$1,446,893

(1) At December 31, 2007, we had not completed our purchase price allocation for the acquisition of MTS in Romania. The carrying value of goodwill was adjusted during the first quarter of 2008 to reflect the finalization of the valuation of certain assets and liabilities of MTS.

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at September 30, 2008 and December 31, 2007 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total

Balance, December 31, 2007	$50,748	$187,178	$60,084	$73,267	$2,381	$373,658
Reallocation (1)	-	-	-	-	624	624
Additions	14,177	135,551	47,190	601	7,904	205,423
Amortization	-	(18,398)	(581)	(6,382)	(694)	(26,055)
Foreign currency movements	(322)	2,298	3,069	5,542	(726)	9,861
Balance, September 30, 2008	64,603	306,629	109,762	73,028	9,489	563,511

(1) At December 31, 2007 we had not completed our purchase price allocation of MTS in Romania. The carrying value of other intangible assets was adjusted during the first quarter of 2008 to reflect the final value of our Trademark and Programming Agreement with MTV NE which allows MTS access to MTV programming and to use the MTV name.

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely.  These licenses are subject to annual impairment reviews.  The licenses in Ukraine have economic useful lives of, and are amortized on a straight-line basis over, between two and eighteen years.  The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years.  The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, thirteen years. The licenses in Bulgaria have an economic useful life of, and are amortized on a straight-line basis over, between sixteen and eighteen years.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use,  which have an economic life of, and are being amortized over, two years.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Gross value	$593,016	$388,614
Accumulated amortization	(94,108)	(65,704)
Net book value of amortized intangible assets	$498,908	$322,910
Indefinite-lived broadcast licenses	64,603	50,748
Total broadcast licenses and other intangible assets, net	$563,511	$373,658

5.  SENIOR DEBT

Our senior debt comprised the following as at September 30, 2008 and December 31, 2007:

	Carrying Value		Fair Value
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007

EUR 245.0 million 8.25% Senior Notes	$350,424	$360,664	$311,877	$366,976
EUR 150.0 million Floating Rate Senior Notes	214,545	220,815	175,927	204,806
USD 475.0 million 3.50% Senior Convertible Notes	475,000	-	403,750	-
	$1,039,969	$581,479	$891,554	$571,782

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes (the “Fixed Rate Notes”). The Fixed Rate Notes mature on May 15, 2012.

On May 16, 2007, we issued EUR 150.0 million of floating rate senior notes (the “Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) which bear interest at six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (6.504% was applicable at September 30, 2008). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at September 30, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at September 30, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at September 30, 2008 was calculated by multiplying the outstanding debt by the traded market price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at September 30, 2008, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

In order to increase the effective conversion price of our Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (“Lehman OTC,” 1,583,333 shares), BNP Paribas (“BNP,” 1,583,333 shares) and Deutsche Bank Securities Inc. (“DB,” 1,357,144 shares). The amount of shares corresponds to the number of shares of our Class A common stock that would be issuable on a conversion of the Convertible Notes at the initial conversion price if we elected to settle the Convertible Notes solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman OTC, “Lehman Brothers”), the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default that gave us the right to terminate early the capped call option agreement with Lehman OTC and to claim for losses. We exercised this right on September 16, 2008 and have claimed an amount of US$ 19.9 million, which bears interest at a rate equal to our estimate of our cost of funding plus 1% per annum.

At the date of purchase, we determined that all of these capped call options met the definition of an equity instrument within the scope of EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and consequently recognized them on issuance at fair value within Additional Paid-In Capital. We believe that this classification is still correct with respect to the BNP and DB capped call options and have continued to recognize them within Shareholders’ Equity. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified in Shareholders’ Equity.

We concluded that from September 16, 2008, upon delivery of the termination notice, the capped call options with Lehman OTC were effectively extinguished. The nullification of the non-bankruptcy provisions of the original contract meant that the fair value of the instrument no longer varies with movements in the value of an underlying (previously, shares of our Class A common stock) and consequently the contract ceased to be a derivative instrument and ceased to fall within the scope of EITF 00-19. Effective September 16, 2008, we reclassified the US$ 22.2 million cost of the Lehman OTC capped call options from Additional Paid-In Capital to Retained Earnings to reflect this extinguishment. We further concluded that our claim did not meet the definition of an asset under FASB Statement of Financial Accounting Concepts No. 6 “Elements of Financial Statements” because the future benefit it embodies is not sufficiently probable. We have therefore treated our bankruptcy claim in accordance with FASB Statement No. 5 “Accounting for Contingencies” and will only recognize a gain upon realization of our claim (see Note 18, “Commitments and Contingencies: Lehman Brothers bankruptcy claim”).

Prior to the termination of the capped call options with Lehman OTC, we noted that no dilution would occur prior to our trading price reaching US$ 151.20.  This conclusion was based on a number of assumptions, including that we would exercise all capped call options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the capped call options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred.

Following the termination of the Lehman OTC capped call options, which represented 35% of the total number of capped call options we acquired on March 4, 2008, limited dilution will occur following the exercise of the BNP and DB capped call options if the price of shares of our Class A common stock is above US$ 105.00 per share when the Convertible Notes are converted. The table below shows how many shares of our Class A common stock we would issue following a conversion of the Convertible Notes  and the exercise of the remaining DB and BNP capped call options for a variety of share price scenarios. This table assumes the currently selected settlement methods continue to apply and no event that would result in an adjustment to the conversion rate or the value of the option has occurred:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Stock Price	Shares issued on conversion of Convertible Notes	Shares received on exercise of capped call options	Net shares issued	Value of shares issued (US$ ‘000)
$105.00 and below	-	-	-	$ -
$ 110.00	(205,628)	133,658	(71,970)	($7,917)
$ 120.00	(565,476)	367,559	(197,917)	($23,750)
$ 130.00	(869,963)	565,475	(304,488)	($39,583)
$ 140.00	(1,130,951)	735,118	(395,833)	($55,417)
$ 151.20	(1,382,274)	898,478	(483,796)	($73,150)
$ 200.00	(2,148,807)	679,248	(1,469,559)	($293,912)

At September 30, 2008, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at September 30, 2008, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining DB and BNP capped call options at September 30, 2008 was US$ 39.0 million.

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

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Third-party customers	$182,434	$231,524
Less: allowance for bad debts and credit notes	(14,431)	(13,935)
Related parties	10,127	8,165
Less: allowance for bad debts and credit notes	(19)	(717)
Total accounts receivable (net of allowance)	$178,111	$225,037

At September 30, 2008, CZK 326.8 million (approximately US$ 19.0 million) (December 31, 2007: CZK 695.6 million, US$ 40.3 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 10, “Credit Facilities and Obligations under Capital Leases”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Current:
Prepaid programming	$51,520	$50,914
Other prepaid expenses	18,474	11,785
Productions in progress	17,639	5,724
VAT recoverable	4,514	4,520
Deferred tax	4,758	3,652
Capitalized debt costs	5,254	3,104
Loan to related party	-	1,924
Restricted cash	842	1,286
Income taxes recoverable	9,068	1,234
Other	869	706
Total other current assets	$112,938	$84,849

	September 30, 2008	December 31, 2007
Non-current:
Capitalized debt costs	$16,139	$10,310
Deferred tax	1,638	2,147
Other	4,890	2,917
Total other non-current assets	$22,667	$15,374

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 5, “Senior Debt”), and are being amortized over the term of the Senior Notes and Convertible Notes using the effective interest method. The carrying value of the costs related to the Convertible Notes will change when we adopt FSP APB 14-1 on January 1, 2009 (see Note 2, “Summary of Significant Accounting Policies: Recent Accounting Pronouncements”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Land and buildings	$99,617	$84,515
Station machinery, fixtures and equipment	204,959	173,123
Other equipment	35,842	31,512
Software licenses	28,994	21,517
Construction in progress	11,959	11,406
Total cost	381,371	322,073
Less: Accumulated depreciation	(166,022)	(141,762)
Total net book value	$215,349	$180,311

Assets held under capital leases (included above)
Land and buildings	$6,017	$6,193
Station machinery, fixtures and equipment	2,171	800
Total cost	8,188	6,993
Less: Accumulated depreciation	(2,005)	(1,368)
Net book value	$6,183	$5,625

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accounts payable	$27,690	$37,977
Programming liabilities	37,200	49,457
Duties and other taxes payable	33,066	29,945
Accrued staff costs	27,574	29,202
Income taxes payable	3,957	27,705
Accrued production costs	8,589	4,982
Accrued interest payable	17,510	5,930
Accrued legal costs	2,592	2,475
Accrued rent costs	953	999
Authors’ rights	5,554	5,522
Other accrued liabilities	15,951	9,334
Total accounts payable and accrued liabilities	$180,636	$203,528

The accrued interest payable balance relates primarily to interest on our Senior Notes and our Convertible Notes (see Note 5, “Senior Debt”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at September 30, 2008 and December 31, 2007:

		September 30, 2008	December 31, 2007
Credit facilities:
Corporate	(a) – (b)	$-	$-
Czech Republic	(c) – (e)	14,497	13,829
Romania	(f)	-	683
Slovak Republic	(g)	3,898	-
Slovenia	(h)	-	-
Ukraine (KINO, CITI)	(i)	1,700	1,700
Total credit facilities		$20,095	$16,212

Capital leases:
Bulgaria operations, net of interest		$901	$-
Romania operations, net of interest		379	242
Slovak Republic operations, net of interest		48	86
Slovenia operations, net of interest		4,053	4,412
Total capital leases		$5,381	$4,740

Total credit facilities and capital leases		$25,476	$20,952
Less current maturities		(19,217)	(15,090)
Total non-current maturities		$6,259	$5,862

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 143.0 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 71.5 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”)  and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 53.6 million). At September 30, 2008, the facility was undrawn. In October 2008 we drew the entire EUR 50.0 million (US$ 71.5 million) and EUR 100.0 million (US$ 143.0 million) facility (see Note 19, “Subsequent Events”).

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

(b) We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 14.3 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances, which our subsidiaries in the Netherlands, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at September 30, 2008, the full EUR 10.0 million (approximately US$ 14.3 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2%. At September 30, 2008, our Slovak Republic operations had drawings of SKK 82.3 million (approximately US$ 3.9 million) against total deposits equal to US$ 17.3 million made by our subsidiary in the Netherlands.

Czech Republic

(c) As at September 30, 2008, there were no drawings by CET 21 under a credit facility of CZK 1.2 billion (approximately US$ 69.6 million) available until December 31, 2010 with CS.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%. A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn.  This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(d) As at September 30, 2008, CZK 250 million (approximately US$ 14.5 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at September 30, 2008 was 3.98%). This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.

(e) As at September 30, 2008, there were no drawings under a CZK 300.0 million (approximately US$  17.4 million) factoring facility with FCS available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) Two loans from San Paolo IMI Bank, assumed on our acquisition of MTS, were repaid in January 2008.

Slovak Republic

(g) As at September 30, 2008, our Slovak Republic operations had drawn approximately SKK 82.3 million (approximately US$ 3.9 million) on the BMG cash pool.  See (b) for further details.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Slovenia

(h) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 53.6 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at September 30, 2008, EUR 26.3 million (approximately US$ 37.5 million) was available for drawing under this revolving facility and there were no drawings outstanding.

Ukraine (KINO, CITI)

(i) Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at December 31, 2007 and September 30, 2008, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Total Group

At September 30, 2008, the maturity of our debt (including our Senior Notes and Convertible Notes) was as follows:

2008	18,395
2009	1,700
2010	-
2011	-
2012	350,424
2013 and thereafter	689,545
Total	$1,060,064

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at September 30, 2008:

2008	$580
2009	1,227
2010	708
2011	847
2012	480
2013 and thereafter	3,481
7,323
Less: amount representing interest	(1,942)
Present value of net minimum lease payments	$5,381

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Current:
Deferred revenue	$33,638	$7,126
Consideration payable – Bulgaria	4,500	-
Consideration payable - Romania	1,073	2,208
Dividends payable to minority shareholders in subsidiaries	1,419	1,226
Onerous contracts	2,493	2,832
Deferred tax	429	272
Obligation to repurchase shares	-	488
Total other current liabilities	$43,552	$14,152

	September 30, 2008	December 31, 2007
Non-current:
Deferred tax	$107,616	$73,340
Income taxes payable	1,735	2,495
Fair value of derivatives	29,913	16,242
Consideration payable – Czech Republic	1,566	-
Other	12,043	3,285
Total other non-current liabilities	$152,873	$95,362

12.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FAS 157 establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are:

Basis of Fair value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted instruments.

Level 2	Quoted prices in markets that are not considered to be active or valuations of financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At September 30, 2008, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are currency swap agreements as follows:

Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A and Morgan Stanley Capital Services Inc, under which we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 620.5 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 537.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

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

The fair value of these instruments as at September 30, 2008, was a US$ 29.9 million liability, which represented a US$ 13.7 million increase from the US$ 16.2 million liability as at December 31, 2007 and a US$ 9.9 million decrease from the US$ 39.8 million liability as at June 30, 2008. The gain of US$ 9.9 million for the three months and the loss of US$ 13.7 million for the nine months was recognized as a change in fair value of derivative instruments in the consolidated statements of operations.

13.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at September 30, 2008 and December 31, 2007.  None were issued and outstanding as at September 30, 2008 and December 31, 2007.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2008 and December 31, 2007.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Shares of Class B common stock are convertible into shares of Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

14.  INTEREST EXPENSE

Interest expense comprised the following for the three and nine months ended September 30, 2008 and  2007, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Interest on Senior Notes	$11,232	$10,084	$34,191	$30,782
Interest on Convertible Notes	4,156	-	9,282	-
Loss on redemption of Senior Notes	-	-	-	6,853
Amortization of capitalized debt issuance costs	1,277	716	3,550	2,081
Interest on capital leases	94	90	295	264
Other interest and fees	1,188	993	3,019	2,737
	$17,947	$11,883	$50,337	$42,717

The loss on redemption of Senior Notes comprised a redemption premium of US$ 3.4 million and accelerated amortization of capitalized debt issuance costs of US$ 3.5 million.

The interest and amortization of capitalized debt issuance costs related to the Convertible Notes will change when we adopt FSP APB 14-1 on January 1, 2009 (see Note 2, “Summary of Significant Accounting Policies: Recent Accounting Pronouncements”).

15.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Stock-based compensation charged under SFAS 123(R)	$1,736	$1,494	$5,540	$4,098

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Pursuant to the Amended and Restated 1995 Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to non-executive directors to purchase an aggregate 40,000 shares of our Class A common stock and 5,000 shares of our Class B common stock with a vesting period of one year and a contractual life of five years on June 3, 2008.

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

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the preceding 5.25 or 3-year period.  We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the nine months ended September 30, 2008 was US$ 27.41 per option.  In accordance with SFAS 123(R), the fair value of the option grants made in the nine months ended September 30, 2008 (less expected forfeitures) of US$ 1.6 million is being recognized as an expense in the consolidated statement of operations over the requisite service period of the award.

A summary of option activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,176,117	$56.72	7.04	$69,693
Granted	57,500	101.37	-	-
Exercised	(21,075)	57.97	-	-
Forfeited	(18,625)	80.22	-	-
Outstanding at September 30, 2008	1,193,917	$58.48	6.17	$21,602
Vested or expected to vest at September 30, 2008	1,108,039	57.63	6.44	20,703
Exercisable at September 30, 2008	613,292	$35.78	5.78	$19,567

The exercise of stock options has generated a net operating loss carry forward in our Delaware subsidiary of US$ 11.3 million.  In the nine months ended September 30, 2008 tax benefits of US$ 0.5  were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon exercises and forfeitures. The losses are subject to examination by the tax authorities and to restriction on their utilization

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2008 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2008.  This amount changes based on the fair value of our common stock.  The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was US$ 0.8 million and US$ 19.2 million, respectively.  As of September 30, 2008, there was US$ 13.5 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.8 years.  Proceeds received from the exercise of stock options were US$ 1.2 million and US$ 3.5 million for the nine months ended September 30, 2008 and 2007, respectively.

16.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net (loss) / income available for common shareholders	$(14,755)	$(18,763)	$67,744	$15,577

Weighted average outstanding shares of common stock (000’s)	42,335	41,489	42,324	41,077
Dilutive effect of employee stock options (000’s)	-	-	449	476
Common stock and common stock equivalents (000’s)	42,335	41,489	42,773	41,553

Net loss/ income per share:
Basic	$(0.35)	$(0.45)	$1.60	$0.38
Diluted	$(0.35)	$(0.45)	$1.58	$0.37

At September 30, 2008, 259,000 (2007: 228,500) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Class A common shares potentially issuable under our Convertible Notes may also become dilutive in the future although they were antidilutive to income at September 30, 2008.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

17.  SEGMENT DATA

We manage our business on a geographic basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  Our business segments are Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and our two businesses in Ukraine.

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

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the three and nine months ended September 30, 2008 and 2007 for condensed consolidated statement of operations data and as at September 30, 2008 and December 31, 2007 for condensed consolidated balance sheet data:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2008	2007	2008	2007
Country:
Bulgaria (TV2, RING TV) (2)	$462	$-	$(3,101)	$-
Croatia (NOVA TV)	8,525	7,055	(5,401)	(2,981)
Czech Republic (TV NOVA, NOVA SPORT, NOVA CINEMA)	72,602	51,140	31,405	25,989
Romania (3)	59,281	44,412	20,116	19,486
Slovak Republic (TV MARKIZA)	24,795	20,286	5,847	5,544
Slovenia (POP TV, KANAL A)	14,231	11,545	2,153	854
Ukraine (STUDIO 1+1)	20,052	39,582	(7,359)	16,599
Ukraine (KINO, CITI)	1,061	816	(1,203)	(1,339)
Total segment data	$201,009	$174,836	$42,457	$64,152

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / (loss) / income before provision for income taxes and minority interest	$201,009	$174,836	$5,434	$(14,121)
Corporate operating costs	-	-	11,902	20,396
Depreciation of station property, plant and equipment	-	-	14,227	8,768
Amortization of broadcast licenses and other intangibles	-	-	10,201	6,595
Interest income	-	-	(2,127)	(1,180)
Interest expense	-	-	17,947	11,883
Foreign currency exchange loss/(gain), net	-	-	(4,969)	23,300
Change in fair value of derivatives	-	-	(9,868)	8,555
Other income	-	-	(290)	(44)
Total segment data	$201,009	$174,836	$42,457	$64,152

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) We acquired our Bulgaria operations on August 1, 2008.

(3) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended September 30, 2008. For the three months ended September 30, 2007 the Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	Segment Net Revenues (1)		Segment EBITDA
	2008	2007	2008	2007
Country:
Bulgaria (TV2, RING TV) (2)	$462	$-	$(3,101)	$-
Croatia (NOVA TV)	38,153	24,701	(6,448)	(9,800)
Czech Republic (TV NOVA, NOVA SPORT, NOVA CINEMA)	270,730	183,203	146,454	99,251
Romania (3)	197,119	135,978	81,785	57,152
Slovak Republic (TV MARKIZA)	88,126	68,615	28,958	23,012
Slovenia (POP TV, KANAL A)	58,392	44,309	17,359	12,243
Ukraine (STUDIO 1+1)	73,525	80,358	(11,316)	14,794
Ukraine (KINO, CITI)	3,363	1,868	(3,464)	(5,511)
Total segment data	$729,870	$539,032	$250,227	$191,141

Reconciliation to condensed consolidated statement of operations:

Consolidated net revenues / income before provision for income taxes and minority interest	$729,870	$539,032	$88,915	$44,067
Corporate operating costs	-	-	35,627	42,613
Depreciation of station property, plant and equipment	-	-	39,745	23,347
Amortization of broadcast licenses and other intangibles	-	-	26,055	16,922
Interest income	-	-	(8,088)	(4,326)
Interest expense	-	-	50,337	42,717
Foreign currency exchange loss, net	-	-	5,580	28,552
Change in fair value of derivatives	-	-	13,671	(3,497)
Other (income) / expense	-	-	(1,615)	746
Total segment data	$729,870	$539,032	$250,227	$191,141

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) We acquired our Bulgaria operations on August 1, 2008.

(3) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the nine months ended September 30, 2008. For the nine months ended September 30, 2007 the Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Depreciation of station property, plant and equipment and amortization of broadcast licenses and other intangibles:
Bulgaria	$1,356	$-	$1,356	$-
Croatia	1,667	918	4,774	2,650
Czech Republic	11,172	7,187	31,733	20,337
Romania	4,214	2,703	11,581	6,630
Slovak Republic	2,941	2,350	8,396	4,484
Slovenia	1,437	1,212	4,232	3,308
Ukraine (STUDIO 1+1)	1,362	792	2,920	2,336
Ukraine (KINO, CITI)	279	201	808	524
Total	$24,428	$15,363	$65,800	$40,269
Represented as follows:
Depreciation of station property, plant & equipment	$14,227	$8,768	$39,745	$23,347
Amortization of broadcast licenses and other intangibles	$10,201	$6,595	$26,055	$16,922

Total assets (1):	September 30, 2008	December 31, 2007

Bulgaria	$239,920	$-
Croatia	49,295	44,787
Czech Republic	1,493,293	1,429,256
Romania	394,777	360,144
Slovak Republic	161,732	203,302
Slovenia	90,966	89,984
Ukraine (STUDIO 1+1)	363,837	90,064
Ukraine (KINO, CITI)	16,112	17,854
Total segment assets	$2,809,932	$2,235,391

Reconciliation to condensed consolidated balance sheets:
Corporate	177,014	103,044
Total assets	$2,986,946	$2,338,435

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets (1):	September 30, 2008	December 31, 2007

Bulgaria	$3,248	$-
Croatia	15,238	12,144
Czech Republic	67,696	58,809
Romania	54,337	44,808
Slovak Republic	38,428	29,345
Slovenia	22,989	21,524
Ukraine (STUDIO 1+1)	7,357	7,380
Ukraine (KINO, CITI)	4,768	5,003
Total long-lived assets	$214,061	$179,013

Reconciliation to condensed consolidated balance sheets:
Corporate	1,288	1,298
Total long-lived assets	$215,349	$180,311

(1) Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers.  No customer accounts for more than 10% of revenue.

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a) Ukraine Buyout Agreements: redeemable minority interest

We granted Messrs. Rodnyansky and Fuchsmann the right to jointly put both of their remaining 5.0% interests in the Studio 1+1 group to us. This put option became effective upon the completion of our acquisition of a 30% interest in the Studio 1+1 group on June 30, 2008 (see Note 3 “Acquisitions and Disposals: Ukraine (Studio 1+1)”). The consideration payable by Messrs. Rodnyansky and Fuchsmann upon exercise of these non-transferrable put options (“the exercise price”) is: (i) US$ 95.4 million if exercised at any time from June 30, 2008 to June 29, 2009; (ii) US$ 102.3 million if exercised between June 30, 2009 and June 29, 2010; and (iii) the greater of US$ 109.1 million and an agreed valuation if exercised at any time after June 30, 2010. As at June 30, 2008 we considered, using a binomial option pricing model, that the fair value of the put option was US$ 58.0 million because the exercise price was substantially higher than the fair value of the underlying equity interests, and included this amount in the purchase price of the Studio 1+1 group for the purposes of calculating goodwill as required by FASB Statement No. 141 “Business Combinations” (“FAS 141”) as interpreted by EITF D-87.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We concluded that upon the issuance of these put options, the remaining minority interests in the Studio 1+1 group met the definition of a Redeemable Security as it is used in EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” because Messrs. Rodnyansky and Fuchsmann could cause us to repurchase their minority shareholdings at their option. Consequently, we adjusted the minority interest in the Studio 1+1 group at June 30, 2008 to reflect the US$ 95.4 million that would have been paid had Messrs. Rodnyansky and Fuchsmann chosen to exercise their options at that date. The excess of this amount over the minority interest that would have been recognized under Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”) at that date was allocated between goodwill (US$ 58.0 million) and retained earnings (initially US$ 32.6 million). The amount recognized within goodwill represented the fair value of the put options on acquisition.

In addition, Messrs. Rodnyansky and Fuchsmann granted us the right to call their combined 10.0% interest in the Studio 1+1 group for a consideration of US$ 109.1 million and we exercised this option on September 10, 2008.  As at June 30, 2008 we considered, using a binomial pricing model, that the  fair value of our call option was approximately US$ nil because the exercise price was substantially higher than the fair value of the underlying equity interests.

In the three months ended September 30, 2008, because we had not completed the purchase of the remaining 10.0% interest, we recorded minority interest income of US$ 0.3 million that would have been recognized under ARB 51 through a reallocation between retained earnings and minority interest income or expense.

On October 17, 2008, we completed the acquisition of the combined 10.0% interests held by Messrs. Rodnyansky and Fuchsmann for cash consideration of US$ 109.1 million pursuant to our exercise of our call option (see Note 19, “Subsequent Events”).  We will reflect the acquisition of these additional interests in our financial statements by completing a purchase price allocation under FAS 141 from the completion date; before doing this we will reverse any amounts recognized in retained earnings in respect of the redeemable minority interest.

b) Ukraine Buyout Agreements: other commitments

Messrs. Rodnyansky and Fuchsmann entered into consultancy agreements with us providing for total annual aggregate compensation under both agreements not to exceed EUR 1.0 million. These agreements terminated on October 17, 2008, when we completed the purchase of the remaining 10.0% interest in the Studio 1+1 group (see Note 19, “Subsequent Events”). We concluded that these amounts did not form part of the purchase price of the 30.0% interest in the Studio 1+1 group and accounted for them as compensation costs until October 17, 2008.

Messrs. Rodnyansky and Fuchsmann intended to acquire 10.0% of our interest in the entities operating the channels KINO and CITI in Ukraine for consideration of US$ 1.92 million. In addition, we agreed that in the event Messrs. Rodnyansky and Fuchsmann exercised their put or we exercised our call described above, this 10.0% interest would be transferred to us together with the 10.0% interest held by Messrs. Rodnyansky and Fuchsmann in the Studio 1+1 group. At the agreement of both parties, this agreement was terminated without being implemented on October 17, 2008 when we completed the acquisition of the 10.0% interest from Messrs. Rodnyansky and Fuchsmann (see Note 19, “Subsequent Events”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

c) Station Programming Rights Agreements

At September 30, 2008 we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

September 30, 2008

Bulgaria	$34,699
Croatia	13,515
Czech Republic	44,673
Romania	67,011
Slovak Republic	13,040
Slovenia	4,452
Ukraine (STUDIO 1+1)	11,048
Ukraine (KINO, CITI)	54
Total	$188,492

Of the amount shown in the table above, US$ 139.0 million is payable within one year.

d) Operating Lease Commitments

For the nine months ended September 30, 2008 and 2007 we incurred aggregate rent on all facilities of US$ 11.1 million and US$ 8.7 million, respectively.  Future minimum operating lease payments at September 30, 2008 for non-cancelable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

September 30, 2008

2008	$1,357
2009	4,729
2010	2,089
2011	618
2012	229
2013 and thereafter	623
Total	$9,645

c) Acquisition of Minority Shareholdings in Romania

Mr. Sarbu has the right to sell to us his remaining shareholding in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. Mr. Sarbu’s right to put his remaining shareholding is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put him our shareholding in Media Pro. As at September 30, 2008, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

d) Other

Dutch tax

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

As at September 30, 2008, we provided US$ 1.3 million (US$ 0.3 million in non-current liabilities and US$ 1.0 million in current liabilities) and as at December 31, 2007, we provided US$ 3.3 million (US$ 1.0 million in non-current liabilities and US$ 2.3 million in current liabilities) of tax in the Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 14.5 million) with CS. This facility is secured by a pledge of receivables under the factoring agreement with Factoring Ceska Sporitelna a.s..

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

Contingencies

a) Litigation

We are, from time to time, a party to litigation that arises in the normal course of our business operations. However, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations. As discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, we  terminated the arbitration proceedings with Messrs. Rodnyansky and Fuchsmann relating to the Studio 1+1 group in Ukraine on July 3, 2008.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

b) Lehman Brothers bankruptcy claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (See Note 5, “Senior Debt: Convertible Notes”) over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

On September 15, 2008, Lehman Holdings, the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default and gave us the right to terminate the capped call agreement with Lehman OTC and claim for losses. We exercised this right on September 16, 2008 and have claimed an amount of US$ 19.9 million, which bears interest at a rate equal to CME’s estimate of its cost of funding plus 1% per annum.

On October 3, 2008, Lehman OTC filed for protection under Chapter 11 as well.  We have filed claims in the bankruptcy proceedings of both Lehman Holding and Lehman OTC. Our claim is a general unsecured claim and ranks together with similar claims. We do not have any information as to the timing of the satisfaction of our claim or the amount we may receive.

c) Licenses

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

The following summarizes the expiry dates of our television broadcasting licenses:

Bulgaria	The license of TV2 expires in February 2010.

Croatia	The license of NOVA TV (Croatia) expires in April 2010.

Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The GALAXIE SPORT license expires in March 2014.

Romania	Licenses expire on dates ranging from April 2009 to April 2017.

Slovak Republic	The license of TV MARKIZA in the Slovak Republic expires in September 2019.

Slovenia	The licenses of POP TV and KANAL A expire in August 2012.

Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime expires in August 2014.  Licenses used for the KINO and CITI channels expire on dates ranging from November 2008 to August 2018.

The transition from analog to digital terrestrial broadcasting is beginning to accelerate in our markets.  While the approach being applied is not uniform, there are certain steps that each jurisdiction appears to be following.  Typically, legislation governing the transition to digital is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that, in most jurisdictions, is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters.

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

Of our markets, the Czech Republic, the Slovak Republic and Slovenia are the furthest advanced in the transition to digital, although a recent lawsuit regarding the licensing procedure may delay the digitalization process in the Slovak Republic.  All three have adopted new legislation or amendments to existing legislation.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued.

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2010.  Under the TTP for the Czech Republic, the license currently held by CET 21 allows for digital terrestrial broadcasting by TV Nova (Czech Republic).  In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of the tender offer for the multiplex operator under the TTP for the Slovak Republic.

Draft legislation governing the transition to digital is under discussion in Bulgaria, Romania and Croatia.  We anticipate that legislation will be adopted during 2008 that will address digital licensing and the TTP for each market in a comprehensive way.  We expect that all of our channels will receive digital licenses in these markets.

The Ukrainian governmental authorities have issued generic legislation in respect of the transition to digital. In addition, the Ukraine Media Council has issued decisions confirming that STUDIO 1+1 would be included in one of the multiplexes to be launched in connection with the transition to digital broadcasting.  The Ukraine Media Council recently held a tender for licenses for additional digital frequencies that will be made available for niche channels in the switchover to digital, and is currently soliciting proposals for technical development of certain digital multiplexes. However, there has been no indication as to when a TTP will be adopted in Ukraine.

We intend to apply for and obtain digital licenses that are issued in replacement of analog licenses in all our operating countries and to apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent.

d) Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

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

19.  SUBSEQUENT EVENTS

Exercise of Studio 1+1 call option

On October 17, 2008 we completed the purchase of the remaining 10.0% interest in the Studio 1+1 group from Messrs. Rodnyansky and Fuchsmann for cash consideration of US$ 109.1 million.

Drawing of EBRD facility

On October 15 and 24, 2008 we drew down EUR 50.0 million (approximately US$ 71.5 million) and EUR 100 million (approximately US$ 143.0 million), the full amounts available under the EBRD Loan. These drawings have been or will be used to fund the purchase of the remaining 10.0% interest in the Studio 1+1 group in Ukraine and for general corporate purposes. We intend to repay EUR 50.0 million (US$ 71.5 million)  of this drawing on November 10, 2008.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: general market and economic conditions in our markets as well as in the United States and Western Europe;  future EBITDA growth, the results of additional investment in Bulgaria, Croatia and Ukraine; the impact of the buyout of our partners in the Studio 1+1 group in Ukraine; the growth of television advertising spending and the rate of development of advertising in our markets; our ability to make future investments in television broadcast operations; our ability to develop and  implement strategies regarding sales and multi-channel distribution; the performance of obligations by third parties with whom we have entered into agreements; the general political, economic and regulatory environments where we operate and application of relevant laws and regulations; the renewals of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publically update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion should be read in conjunction with the section entitled "Risk Factors" in Part II, Item 1A, in addition to our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Net revenues	$201,009	$174,836	15.0%
Operating income	6,127	28,393	(78.4)%
Net (loss)	$(14,755)	$(18,763)	21.4%

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Net revenues	$729,870	$539,032	35.4%
Operating income	148,800	108,259	37.5%
Net income	$67,744	$15,577	334.9%

The principal events for the three months ended September 30, 2008 are as follows:

Performance:

•
In the three months ended September 30, 2008, we reported growth in Segment Net Revenues of 15% compared to the three months ended September 30, 2007.  Aside from our Ukraine (Studio 1+1) operations, which had benefited from political advertising in the comparative period in 2007, each of our stations showed growth in excess of 20%, with particularly strong growth in the Czech Republic and Romania.

•
Segment EBITDA declined by 34% compared to the three months ended September 30, 2007, due to the costs of our start-up Bulgaria operations and the continued poor performance of our Ukraine (Studio 1+1) operations.  We generated a Segment EBITDA margin of 21% compared to the 37% margin reported in the three months ended September 30, 2007, (Segment EBITDA is defined and reconciled to our consolidated results in Item 1, Note 17, “Segment Data”.)

Acquisitions:

•
On August 1, 2008, we acquired an 80% indirect interest in each of TV2, which operates a national terrestrial network in Bulgaria, and Ring TV, which operates a sports cable channel, for cash consideration of US$ 146.4 million. See Item 1, Note 3, “Acquisitions and Disposals – Bulgaria” for further information.

Other:

•
On September 18, 2008, we announced a multi-year licensing agreement with MTV Networks International to launch a localized MTV channel in the Czech Republic, with the opportunity to distribute the channel via cable and satellite platforms in the Slovak Republic. We expect to launch the channel during the first half of next year.

•
On September 22, 2008 we were awarded an International News Emmy from the International Academy of Television Arts and Sciences for PRO TV’s report “Any Idea What Your Kid Is Doing Right Now?” which focused on the issue of child abandonment. This was the first International News Emmy awarded to an Eastern European broadcaster.

Subsequent to the quarter-end:

•
On October 17, 2008, we completed the acquisition of the remaining 10% interest in the Studio 1+1 group held by our former partners, Alexander Rodnyansky and Boris Fuchsmann for cash consideration of US$109.1 million.

•	Effective October 22, 2008, Marina Williams, our Executive Vice President, resigned to pursue other professional opportunities.

Future Trends

Many Western and developing economies are experiencing a sharp slowdown in economic growth or a possible recession as well as a severe tightening of their credit markets. Signs of slower economic growth and more restricted access to credit have also begun to appear in our markets. Many analysts currently predict that the current economic and credit conditions will not lead to a recession in our markets, although historically high economic growth rates are expected to slow down in the future. We have not witnessed any significant reduction in the demand for television advertising on our channels in the current year; and  it is our present view that the television advertising markets in the countries in which we operate will continue to grow next year. Our expectations for each market are outlined in the Analysis of Segment Results below.  However, the duration and possible impact on our markets of global developments in general economic conditions and the credit markets on our operations is uncertain. It is not possible to predict when the economic and credit conditions may improve and there can be no assurance that a continuation of the current global conditions will not adversely affect our markets in a more significant manner in the future.

Our financial resources are sufficient to meet our financial obligations and none of our Senior Notes or Convertible Notes mature before 2012. However, an absence of additional new funding may constrain additional business development until the credit markets reopen.  At present it is impossible to determine when credit market conditions might ease.  As a result, in the near term we are managing our operating and capital expenditures, our cash and our growth plans in order to ensure that we maintain a sufficient level of liquidity while growing Segment EBITDA without the need for additional external funding (see V(d) “Cash Outlook”.)

Since September 30, 2008 the US dollar has strengthened considerably against most European currencies, including the Euro and the local currencies of our station operations.  For any given value of local currency revenues or profit, the reported value in US dollars will fall in any period in proportion to the increased strength of the US dollar.

Notwithstanding the current economic conditions, we believe over the medium term that we will see higher levels of GDP growth as well as general advertising and television advertising spending growth in our markets than in Western European or U.S. markets. The largest portion of advertising spending in our markets is on television advertising and it makes up a larger proportion than in Western European or U.S. markets. We expect this trend to continue for the foreseeable future.

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

As our markets mature, we anticipate more intense competition for audience share and advertising spending from other incumbent terrestrial broadcasters and from cable, satellite and digital terrestrial broadcasters as the coverage of these technologies grows. The advent of digital terrestrial broadcasting as well as the introduction of alternative distribution platforms for content (including additional direct-to-home (“DTH”) services, the internet, internet protocol TV (“IPTV”), mobile television and video-on-demand services) will cause audience fragmentation and change the competitive dynamics in our operating countries in the medium term.  We expect the impact on our advertising share will be less significant due to the difficulty of selling the small audience rating each individual new entrant channel can be expected to attract.

We believe that our leading position in our operating countries and the strength of our existing brands place us in a solid position to manage increased competition and to launch new niche channels as these new technologies develop.

CME Strategy

 In the near term we intend to continue to pursue further improvements in the performance of our existing operations in order to maximize the potential for organic growth in our existing businesses.

Our priorities in this regard include:

•	improving margins by leveraging expertise from our best-performing operations;

•	optimizing the cash generated from our existing operations by managing capital expenditure and programming costs in order to provide liquidity and fund future growth opportunities;

•	ensuring that our leading position in our operating countries is secured during the transition to digital terrestrial broadcasting and the anticipated growth of DTH offerings;

•	launching or acquiring additional channels in our markets in order to expand our offerings, target niche audiences and increase our advertising inventory when financially prudent;

•	developing our Bulgaria and Ukraine operations in a controlled manner to secure consistent performance and a leading position in those markets; and

•	expanding our capabilities in production and the development of local content.

Internet broadband penetration is low in all of our markets in comparison to Western European and U.S. markets. As the GDP per capita of our markets grows over the medium term, we anticipate broadband penetration will increase significantly and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We operate a number of websites in each of our markets and expect to continue to launch targeted sites in order to support or achieve leading positions in terms of unique users. We believe that the strength of our brands, our news programming and locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop and to monetize those assets over time. We intend to continue our program of investment into our non-broadcast activities in order to develop offerings and launch services on the internet and mobile platforms that complement our broadcast offerings and generate revenues.

III. Analysis of Segment Results

OVERVIEW

We manage our business on a geographic basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  We also consider how much of our total revenues and earnings are derived from our broadcast and non-broadcast operations. Our business segments are Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and our two businesses in Ukraine.

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

For a full reconciliation of our Segment EBITDA by operation to our consolidated results for the three and nine months ended September 30, 2008 and 2007 see Item 1, Note 17 “Segment Data”.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows:

SEGMENT FINANCIAL INFORMATION

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Change	Constant Currency (4)
Segment Net Revenue
Bulgaria (TV2, RING TV) (1)	$462	$-	nm(5)	nm(5)
Croatia (NOVA TV)	8,525	7,055	21%	8%
Czech Republic (TV NOVA, NOVA SPORT, NOVA CINEMA)	72,602	51,140	42%	15%
Romania (2)	59,281	44,412	34%	35%
Slovak Republic (TV MARKIZA)	24,795	20,286	22%	2%
Slovenia (POP TV, KANAL A)	14,231	11,545	23%	14%
Ukraine (STUDIO 1+1)	20,052	39,582	(49)%	(49)%
Ukraine (KINO, CITI)	1,061	816	30%	30%
Total Segment Net Revenues	$201,009	$174,836	15%	5%

Represented by:
Broadcast operations	$198,834	$173,991	14%
Non-broadcast operations	2,175	845	157%
Total Segment Revenues	$201,009	$174,836	15%

Segment EBITDA
Bulgaria (1)	$(3,101)	$-	nm(5)	nm(5)
Croatia (NOVA TV)	(5,401)	(2,981)	81%	(63)%
Czech Republic (TV NOVA, NOVA SPORT, NOVA CINEMA)	31,405	25,989	21%	1%
Romania (2)	20,116	19,486	3%	6%
Slovak Republic (TV MARKIZA)	5,847	5,544	6%	(9)%
Slovenia (POP TV, KANAL A)	2,153	854	152%	162%
Ukraine (STUDIO 1+1)	(7,359)	16,599	(144)%	(144)%
Ukraine (KINO, CITI)	(1,203)	(1,339)	10%	10%
Total Segment EBITDA	$42,457	$64,152	(34)%	(39)%

Represented by:
Broadcast operations	$45,247	$65,805	(31)%
Non-broadcast operations	(2,790)	(1,653)	(69)%
Total Segment EBITDA	$42,457	$64,152	(34)%

Segment EBITDA Margin (3)	21%	37%

(1) We acquired our Bulgaria operations on August 1, 2008.

(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended September 30, 2008. For the three months ended September 30, 2007 the Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO.

(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

(4) Constant currency reflects the impact of applying the 2008 monthly average exchange rates to 2007 revenues and costs.

(5) Number is not meaningful

SEGMENT FINANCIAL INFORMATION

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Change	Constant Currency (4)
Segment Net Revenue
Bulgaria (TV2 RING TV) (1)	$462	$-	nm(5)	nm(5)
Croatia (NOVA TV)	38,153	24,701	55%	34%
Czech Republic (TV NOVA, NOVA SPORT, NOVA CINEMA)	270,730	183,203	48%	16%
Romania (2)	197,119	135,978	45%	41%
Slovak Republic (MARKIZA TV)	88,126	68,615	28%	5%
Slovenia (POP TV, KANAL A)	58,392	44,309	32%	16%
Ukraine (STUDIO 1+1)	73,525	80,358	(9)%	(9)%
Ukraine (KINO, CITI)	3,363	1,868	80%	80%
Total Segment Net Revenues	$729,870	$539,032	35%	18%

Represented by:
Broadcast operations	$722,942	$536,964	35%
Non-broadcast operations	6,928	2,068	235%
Total Segment Revenues	$729,870	$539,032	35%

Segment EBITDA
Bulgaria (1)	$(3,101)	$-	nm(5)	nm(5)
Croatia (NOVA TV)	(6,448)	(9,800)	34%	43%
Czech Republic (TV NOVA, NOVA SPORT, NOVA CINEMA)	146,454	99,251	48%	16%
Romania (2)	81,785	57,152	43%	40%
Slovak Republic (MARKIZA TV)	28,958	23,012	26%	3%
Slovenia (POP TV, KANAL A)	17,359	12,243	42%	24%
Ukraine (STUDIO 1+1)	(11,316)	14,794	(177)%	(177)%
Ukraine (KINO, CITI)	(3,464)	(5,511)	37%	37%
Total Segment EBITDA	$250,227	$191,141	31%	11%

Represented by:
Broadcast operations	$256,388	$193,538	33%
Non-broadcast operations	(6,161)	(2,397)	(157)%
Total Segment EBITDA	$250,227	$191,141	31%

Segment EBITDA Margin (3)	34%	35%

(1) We acquired our Bulgaria operations on August 1, 2008.

(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the nine months ended September 30, 2008. For the nine months ended September 30, 2007 the Romanian channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007.

(3) We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenue.

(4) Constant currency reflects the impact of applying the 2008 monthly average exchange rates to 2007 revenues and costs.

(5) Number is not meaningful

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

Audience Ratings and Share. When describing our performance we refer to “audience share”, which represents the share attracted by a channel as a proportion of the total audience watching television, and “ratings”, which represents the number of people watching a channel (expressed as a proportion of the total population measured). Audience share and ratings information is measured in each market by international measurement agencies, using peoplemeters, which quantify audiences for different demographics and sub geographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers. For each of our segments we show all day and prime time audience share and program ratings information for our channels and our major competitors, based on our channels’ target demographics.

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

Generally, demand for broadcast advertising is highest in the fourth quarter of the year, next highest is the second quarter and lowest in the third quarter.

(A) BULGARIA

We acquired our Bulgaria operations on August 1, 2008. We hold an 80.0% voting and economic interests in each of TV2 a start-up network with a 70% technical reach, and RING TV, a cable sports channel.  TV2 was launched in November 2007 and is one of three private national free-to-air networks serving Bulgaria in addition to a single state owned channel.   RING TV has been broadcasting since 2000.

Since acquiring our investment, our efforts have been focused on establishing the infrastructure and resources required to operate a multichannel broadcast operation.  We have expanded the existing management team, and most key positions are already filled.  We continue to evaluate the leadership needs of the business. We have also begun to revise the programming schedule and launched TV2’s news on October 20, 2008, less than twelve weeks after our acquisition.  We have acquired the rights to broadcast the Bulgarian football league for the next five years, initial broadcasts of which have enjoyed ratings success in the range of 7%.

Market Background:  We expect the net television advertising market in Bulgaria to grow by approximately 12% to 17% in 2008 in local currency.

TV2 and RING TV Audience Share and Ratings Performance

For advertising sales purposes, TV2’s target audience is the 18-49 all demographic and RING TV’s target audience is 18-54 male. All audience data shown below is based on the target demographic of TV2.

For the two months from acquisition to September 30, 2008
All day audience share	2.6%
All day ratings	0.2%
Prime time audience share	2.4%
Prime time ratings	0.6%

TV2 is currently the smallest of the four national channels.  For the two months from our acquisition to September 30, 2008, of the other national channels, bTV had a national all day audience share of 33.5%, Nova TV 11.7% and the state run BNTV 16.1%.  Despite the difference in audience share, we consider these businesses to be the direct competitors of TV2.  In terms of its current audience share, TV2 is comparable to the larger cable or satellite channels in the Bulgarian market: Diema + and Diema 2, with national all day audience shares for the two months ended September 30, 2008 of 3.4% and 1.2%, respectively, Fox Life with 2.5% and TV7 with 0.8%.

Prime time audience share for bTV for the two months ended September 30, 2008 was 35.4%, 18.4% for Nova TV and 14.8% for BNTV. Prime time audience shares  for Diema + and Diema 2 for the two months ended September 30, 2008 were 3.7% and 1.1% respectively, 1.6% for Fox Life and 0.7% for TV7.

Three months ended September 30, 2008

BULGARIA SEGMENT FINANICIAL INFORMATION
For the period from acquisition to September 30, 2008
Spot revenues	$158
Non-spot revenues	304
Segment Net Revenues	$462

Represented by:
Broadcast operations	$460
Non-broadcast operations	2
Segment Net Revenues	$462

Segment EBITDA	$(3,101)

Represented by:
Broadcast operations	$(3,031)
Non-broadcast operations	(70)
Segment EBITDA	$(3,101)

Segment EBITDA Margin	(671)%

•
Segment Net Revenues for the two months from acquisition to September 30, 2008 were US$ 0.5 million. Spot revenues were US$ 0.2 million. Non-spot revenues were US$ 0.3 million, primarily from cable revenues.

•
Segment EBITDA losses for the two months from acquisition to September 30, 2008 were US$ 3.1 million. We incurred programming costs of US$ 1.6 million, other operating costs of US$ 1.2 million and selling, general and administrative costs of US$ 0.8 million.

(B) CROATIA

Market Background:  We estimate that the television advertising market in Croatia experienced local currency growth of approximately 4% to 7% in 2007 and expect it to show 6% to 8% growth during 2008. The Croatian kuna appreciated by 4% against the U.S. dollar between September 30, 2007 and September 30, 2008.

We have begun to witness some advertisers reducing budgets, particularly in the retail and fast moving consumer goods (“FMCG”) sectors, however this has been largely offset by increased demand from other sectors. In the aggregate, we have not seen any significant impact from the current global economic conditions on the performance of our Croatia operations.

NOVA TV (Croatia) Audience  Share and Ratings Performance

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic and all audience data is shown on this basis.

	For the Nine Months Ended September 30,
	2008	2007	Movement
All day audience share	22.6%	18.7%	3.9%
All day ratings	3.3%	2.9%	0.4%
Prime time audience share	25.7%	20.0%	5.7%
Prime time ratings	8.7%	7.1%	1.6%

Our major competitors are the two state-owned channels, HRT1 and HRT2, with national all day audience shares for the nine months ended September 30, 2008 of 22.4% and 17.3%, respectively, and privately owned broadcaster RTL with a national all day audience share of 26.1%.

The improved prime time audience share performance for NOVA TV (Croatia) in the nine months ended September 30, 2008 compared to the same period in 2007 made NOVA TV (Croatia) the second highest ranking channel in the market for the period. This reflected the success of our strategy of investing in local productions, with shows such as ‘The Farm’ and ‘Don’t Forget The Lyrics’ delivering particularly strong ratings.  Prime time audience share for HRT1 decreased from 24.6% to 21.0% for comparable periods, HRT2 decreased from 19.3% to 18.5% and RTL decreased from 29.0% to 26.3%.  NOVA TV (Croatia) was the only one of the four main channels in the Croatia market to grow prime time audience share during 2008.

Prime time ratings for the Croatia market decreased from 35.6% to 33.5% for the comparable nine month period.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$7,084	$5,308	33.4%
Non-spot revenues	1,441	1,747	(17.5)%
Segment Net Revenues	$8,525	$7,055	20.9%

Represented by:
Broadcast operations	$8,430	$6,976	20.8%
Non-broadcast operations	95	79	20.3%
Segment Net Revenues	$8,525	$7,055	20.9%

Segment EBITDA	$(5,401)	$(2,981)	(81.2)%

Represented by:
Broadcast operations	$(4,547)	$(3,002)	(51.5)%
Non-broadcast operations	(854)	21	(4166.7)%
Segment EBITDA	$(5,401)	$(2,981)	(81.2)%

Segment EBITDA Margin	(63)%	(42)%	(21)%

•
Segment Net Revenues for the three months ended September 30, 2008 increased by 21%, compared to the three months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 8%.  Spot revenues for the three months ended September 30, 2008 increased by 33% compared to the same period in 2007 because our ratings improvement in 2007 and 2008 has supported the sale of significantly higher volumes of GRPs.  Non-spot revenues decreased by 18%, primarily as a result of decreased levels of sponsorship.  We launched four new local productions in the fall schedule, including the new game show “Moment of Truth,” which has been particularly successful, with an average audience share of 30%.  Our Dnevnik.hr website enjoyed its most successful month ever in September 2008, with the number of unique users increasing by almost 60% from June 2008.

•	Segment EBITDA losses for the three months ended September 30, 2008 increased by 81% compared to the three months ended September 30, 2007. In local currency, Segment EBITDA losses increased by 63%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2008 increased by 39%, compared to the three months ended September 30, 2007.  In local currency, costs charged in arriving at Segment EBITDA increased by 24%.  Cost of programming increased by 60% as we increased our investment during the summer period to maintain ratings ahead of the fall season.  Other operating costs rose by 36%, reflecting the increased volume of local productions as well as increased staff costs, primarily due to a higher headcount and increased accruals for performance-related bonuses.  Selling, general and administrative expenses remained in line with the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	CROATIA SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$31,796	$18,812	69.0%
Non-spot revenues	6,357	5,889	8.0%
Segment Net Revenues	$38,153	$24,701	54.5%

Represented by:
Broadcast operations	$37,744	$24,592	53.5%
Non-broadcast operations	409	109	275.2%
Segment Net Revenues	$38,153	$24,701	54.5%

Segment EBITDA	$(6,448)	$(9,800)	34.2%

Represented by:
Broadcast operations	$(4,977)	$(9,769)	49.1%
Non-broadcast operations	(1,471)	(31)	(4645.2)%
Segment EBITDA	$(6,448)	$(9,800)	34.2%

Segment EBITDA Margin	(17)%	(40)%	23%

•
Segment Net Revenues for the nine months ended September 30, 2008 increased by 55%, compared to the nine months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 34%.  Spot revenues for the nine months ended September 30, 2008 increased by 69% compared to the same period in 2007 because our ratings improvement in 2007 and 2008 has supported the sale of significantly higher volumes of GRPs at increased prices.  Non-spot revenues increased by 8%, primarily as a result of increased levels of non-broadcast revenues.

•	Segment EBITDA losses for the nine months ended September 30, 2008 decreased by 34% compared to the nine months ended September 30, 2007. In local currency, Segment EBITDA losses decreased by 43%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2008 increased by 29%, compared to the nine months ended September 30, 2007.  In local currency, costs charged in arriving at Segment EBITDA increased by 12%.  Cost of programming increased by 37% as a result of continued investment in high-quality programming to improve performance, driven by a 83% increase in production expenses due to the broadcast of popular locally-produced content such as ‘The Farm’ and ‘Don’t Forget The Lyrics’.  Other operating costs rose by 40%, reflecting the increased volume of local productions as well as increased staff costs, primarily due to a higher headcount and increased accruals for performance-related bonuses.  Selling, general and administrative expenses decreased by 7% primarily due to a reduction in our provision for doubtful debts and a reduction in legal accruals following the successful resolution of a legal proceeding.

(C) CZECH REPUBLIC

Market Background:  We estimate that the television advertising market in the Czech Republic grew by approximately 6% to 8% in local currency during 2007 and expect 7% to 9% growth in 2008.  The Czech koruna appreciated by 11% against the US dollar between September 30, 2007 and September 30, 2008.

To date, our Czech Republic operations have not experienced any negative impact from the current global economic conditions, and we have not seen evidence that TV advertisers are reviewing their spending plans for 2008 or 2009.   There has been a shift in spending to television and, to a lesser extent, internet advertising, largely from print.

TV NOVA (Czech Republic) Audience Share and Ratings Performance

For advertising sales purposes, the TV NOVA (Czech Republic) target audience is the 15-54 demographic and all audience data is shown on this basis.

	For the Nine Months Ended September 30,
	2008	2007	Movement
All day audience share	41.1%	43.1%	(2.0)%
All day ratings	4.5%	4.6%	(0.1)%
Prime time audience share	45.3%	46.8%	(1.5)%
Prime time ratings	13.1%	13.8%	(0.7)%

Our major competitors are the two state-owned channels CT1 and CT2, with all day audience shares for the nine months ended September 30, 2008 of 17.3% and 7.4% respectively, and privately owned broadcaster TV Prima with a national all day audience share of 17.0%.

Prime time audience share for CT1 decreased from 20.9% to 18.2% for the comparable nine month period, CT2 decreased from 6.2% to 6.0% and TV Prima decreased from 18.0% to 17.3%.

Prime time ratings for the Czech Republic market decreased from 29.4% to 28.9% for the comparable nine month period.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$66,607	$45,541	46.3%
Non-spot revenues	5,995	5,599	7.1%
Segment Net Revenues	$72,602	$51,140	42.0%

Represented by:
Broadcast operations	$71,813	$51,032	40.7%
Non-broadcast operations	789	108	630.6%
Segment Net Revenues	$72,602	$51,140	42.0%

Segment EBITDA	$31,405	$25,989	20.8%

Represented by:
Broadcast operations	$33,044	$26,258	25.8%
Non-broadcast operations	(1,639)	(269)	(509.3%)
Segment EBITDA	$31,405	$25,989	20.8%

Segment EBITDA Margin	43%	51%	(8)%

•
Segment Net Revenues for the three months ended September 30, 2008 increased by 42%, compared to the three months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 15%.  Spot revenues increased by 46%, with an increase in the average revenue per GRP sold. Non-spot revenue increased by 7%, primarily due to increased sponsorship.  Our fall schedule includes several local fiction formats, including the fourth series of “Insuring Happiness”.  Both the new and longer-running formats have enjoyed strong initial ratings which is encouraging for the fourth quarter.  Our policy of encouraging advertisers to shift their spending towards the cheaper low season has continued to prove attractive to clients seeking to optimize budgets, but has had less impact than in the first quarter.

Other than in August, when the Olympic Games were broadcast on state television, TV NOVA increased its prime time share in each month of the third quarter compared to the same period in 2007.  We re-launched GALAXIE SPORT as NOVA SPORT on October 4, 2008.  NOVA CINEMA is maintaining an audience share of 3% to 5% in its coverage area, with some programs securing shares of up to 12%. We expect to use our additional DTT (digital terrestrial television) license to expand the distribution of NOVA CINEMA, which will increase our ability to monetize these ratings.  We entered into a license agreement with MTV Networks International in September 2008 to operate a local version of MTV in the Czech and Slovak Republics, which will allow us to offer advertisers more targeted access to the youth demographic when the channel is launched in the first half of 2009.

•
Segment EBITDA for the three months ended September 30, 2008 increased by 21%, compared to the three months ended September 30, 2007, resulting in an EBITDA margin of 43% compared to 51% in the three months ended September 30, 2007.  In local currency, Segment EBITDA increased 1%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2008 increased by 64%, compared to the three months ended September 30, 2007.  In local currency, costs charged in arriving at Segment EBITDA increased by 32%.  Cost of programming increased by 68%. Program syndication costs grew by 115% over comparable periods due to an increase in the number of hours of syndicated programming being broadcast as well as an increase in the cost of such programming.  Production costs showed an increase of 27% due to an increase in the number of hours of news programming.  We signed a new contract with Warner Bros. during the third quarter, securing quality acquired programming for our channels for the next five years.  Other operating costs increased by 97%, reflecting higher staff costs.  Selling, general and administrative expenses increased by 21%, primarily due to increased marketing and research costs and higher office running costs.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	CZECH REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$248,279	$166,253	49.3%
Non-spot revenues	22,451	16,950	32.5%
Segment Net Revenues	$270,730	$183,203	47.8%

Represented by:
Broadcast operations	$269,236	$183,001	47.1%
Non-broadcast operations	1,494	202	639.6%
Segment Net Revenues	$270,730	$183,203	47.8%

Segment EBITDA	$146,454	$99,251	47.6%

Represented by:
Broadcast operations	$149,337	$100,017	49.3%
Non-broadcast operations	(2,883)	(766)	276.4%
Segment EBITDA	$146,454	$99,251	47.6%

Segment EBITDA Margin	54%	54%	-

•
Segment Net Revenues for the nine months ended September 30, 2008 increased by 48%, compared to the nine months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 16%.  Spot revenues increased by 49%, with an increase in the average revenue per GRP sold. Non-spot revenue increased by 33%, primarily due to increased sponsorship.  Our long running series such as Ordinace (Rose Garden Medical Centre) and Ulice (Street) continue to perform strongly.

•
Segment EBITDA for the nine months ended September 30, 2008 increased by 48%, compared to the nine months ended September 30, 2007, resulting in an unchanged EBITDA margin of 54% compared to the nine months ended September 30, 2007.  In local currency, Segment EBITDA increased by 16%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2008 increased by 48%, compared to the nine months ended September 30, 2007. In local currency, costs charged in arriving at Segment EBITDA increased by 16%. Cost of programming increased by 62%. Program syndication costs grew by 102% over comparable periods due to an increase in the number of hours of syndicated programming being broadcast as well as an increase in the cost of such programming.  Production costs showed an increase of 31% due to an increase in the number of hours of news programming.  Other operating costs increased by 38%, reflecting higher staff costs.  Selling, general and administrative expenses increased by 21%, primarily due to increased marketing and research costs and higher office running costs offset by lower equipment costs.

(D) ROMANIA

Market Background:  We estimate that the television advertising market grew by approximately 50% to 60% in US dollars during 2007 and expect the continued growth in the range of 25% to 35% in 2008. The New Romanian lei (RON) depreciated by 10% against the US dollar between September 30, 2007 and September 30, 2008.

The economic environment in Romania has started to become more challenging, with inflation rising as a result of the increases in the price of raw materials and fuel.  The RON has depreciated sharply against the U.S. dollar in the last two months and analysts are reporting a negative outlook for 2009.  We have seen multinational advertisers, particularly those in the FMCG sector, deferring budgets although we have seen a number of new local and international advertisers enter the market. In aggregate we have not experienced any negative impact and we still expect to see growth in 2009, albeit at a slower rate.

Romania Audience Share and Ratings Performance (Combined for all CME stations)

For advertising sales purposes, our Romanian channels have different target audience demographics; PRO TV - 18-49 urban, ACASA - 15-49 female urban, PRO CINEMA - 18-49 urban, SPORT.RO - male all urban and MTV ROMANIA - 15-34 urban. All audience data shown below is based on the target demographic of PRO TV.

	For the Nine Months Ended September 30,
	2008	2007	Movement
All day audience share	28.8%	29.4%	(0.6)%
All day ratings	4.5%	4.0%	0.5%
Prime time audience share	31.9%	31.5%	0.4%
Prime time ratings	10.4%	9.1%	1.3%

Our main competitors are privately owned broadcaster Antena 1, which based on PRO TV’s target demographic, had an all day audience share of 9.2% and the two channels operated by the public broadcaster, TVR1 and TVR2, which had an all day audience share for the nine months ended September 30, 2008 of 4.4% and 1.6%, respectively.

Prime time audience share for TVR1 decreased from 7.2% to 5.3% for comparable periods, TVR2 decreased from 2.6% to 1.4% and Antena 1 decreased from 13.4% to 11.2%.  The Olympic Games were broadcast on state television; however, this had only a slight impact on our audience share.

Prime time ratings for the Romania market increased from 28.9% to 32.3% for the comparable nine-month period.

Additional information

The functional currency of our Romania operations changed from the U.S. dollar to the New Romanian lei with effect from January 1, 2008.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$54,720	$41,146	33.0%
Non-spot revenues	4,561	3,266	39.7%
Segment Net Revenues	$59,281	$44,412	33.5%

Represented by:
Broadcast operations	$59,044	$44,326	33.2%
Non-broadcast operations	237	86	175.6%
Segment Net Revenues	$59,281	$44,412	33.5%

Segment EBITDA	$20,116	$19,486	3.2%

Represented by:
Broadcast operations	$20,413	$19,613	4.1%
Non-broadcast operations	(297)	(127)	(133.9)%
Segment EBITDA	$20,116	$19,486	3.2%

Segment EBITDA Margin	34%	44%	(10)%

•
Segment Net Revenues for the three months ended September 30, 2008 increased by 34%, compared to the three months ended September 30, 2007.  The functional currency of our Romanian operations changed from the US dollar to the New Romanian lei with effect from January 1, 2008; for comparative purposes Segment Net Revenues increased by 35% in New Romanian lei for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Spot revenues increased by 33%, driven by increases in the average revenue per GRP sold.  In addition US$ 1.6 million of spot revenue was generated from RADIO PRO, acquired on April 17, 2008, and US$ 0.7 million was generated from MTV ROMANIA.  Non-spot revenues increased by 40%, primarily due to increased cable tariff revenue generated by SPORT.RO and MTV ROMANIA.

ACASA’s locally produced telenovellas have proved extremely popular, with the recent launches of Little Angels and Regina (a spin-off from Gypsy Heart) being particularly successful.  Our broadcasts of the UEFA Champions League on PRO TV generates audience shares of between 39% and 48% for games featuring Romanian teams and provides high quality content for SPORT.RO.   Our internet development has gathered pace.  We re-launched the www.protv.ro website as a video portal, and launched a new site www.stirileprotv.ro focused on local news.  We also launched a number of microsites to support ACASA programs, as well as a series of new community features on www.sport.ro.

•
Segment EBITDA for the three months ended September 30, 2008 increased by 3%, compared to the three months ended September 30, 2007, resulting in an EBITDA margin of 34%, compared to 44% in the three months ended September 30, 2007.  In local currency, Segment EBITDA increased by 6%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2008 increased by 57%, compared to the three months ended September 30, 2007.  Cost of programming grew by 71%, reflecting increased investment to enable us to maintain our ratings in the face of increased competition.  Production expenses increased by 125% due to increased investment to expand news and news-related content on PRO TV and ACASA, the increase in production costs related to the MTV ROMANIA acquisition and an increase in the number of production hours broadcasted on SPORT.RO.  Programming syndication increased by 28% due to investment in the programming schedule and an increase in syndicated hours broadcast.  Other operating costs increased by 40% primarily due to increased staff costs as a result of increased headcount.  Broadcast operating expenses also increased.  Selling, general and administrative expenses increased by 26%, primarily due to increased office running costs and marketing and research cost, offset by a reduction in the provision for doubtful debts.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	ROMANIA SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$181,616	$126,750	43.3%
Non-spot revenues	15,503	9,228	68.0%
Segment Net Revenues	$197,119	$135,978	45.0%

Represented by:
Broadcast operations	$196,072	$135,836	44.3%
Non-broadcast operations	1,047	142	637.3%
Segment Net Revenues	$197,119	$135,978	45.0%

Segment EBITDA	$81,785	$57,152	43.1%

Represented by:
Broadcast operations	$82,163	$57,512	42.9%
Non-broadcast operations	(378)	(360)	(5.0)%
Segment EBITDA	$81,785	$57,152	43.1%

Segment EBITDA Margin	41%	42%	(1)%

•
Segment Net Revenues for the nine months ended September 30, 2008 increased by 45%, compared to the nine months ended September 30, 2007.  The functional currency of our Romanian operations changed from the US dollar to the New Romanian lei with effect from January 1, 2008; for comparative purposes Segment Net Revenues increased by 41% in New Romanian lei for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.   Spot revenues increased by 43%, driven by increases in the average revenue per GRP sold.  In addition US$ 3.1 million of spot revenue was generated from RADIO PRO, acquired on April 17, 2008 and US$ 2.4 million was generated from MTV ROMANIA.  Non-spot revenues increased by 68%, primarily due to increased cable tariff revenue generated by SPORT.RO and MTV ROMANIA.

•
Segment EBITDA for the nine months ended September 30, 2008 increased by 43%, compared to the nine months ended September 30, 2007, resulting in an EBITDA margin of 41%, compared to 42% in the nine months ended September 30, 2007.  In local currency, Segment EBITDA increased by 40%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2008 increased by 46%, compared to the nine months ended September 30, 2007.  Cost of programming grew by 48%, reflecting increased investment to enable us to maintain our ratings in the face of increased competition.  Production expenses increased by 64% due to an increase in production hours broadcasted, with increased news and news-related content on PRO TV and ACASA, the increase in production hours related to the MTV ROMANIA acquisition and an increase in the number of production hours broadcasted on SPORT.RO.  Programming syndication increased by 33% due to investment in the programming schedule, with particular increases in foreign syndicated programming on PRO TV and PRO CINEMA. Other operating costs increased by 48% primarily due to increased staff costs as a result of increased headcount.  Broadcast operating expenses also increased.  Selling, general and administrative expenses increased by 32%, primarily due to increased office running costs and marketing and research costs.

(E) SLOVAK REPUBLIC

Market Background:  We estimate that the television advertising market in the Slovak Republic grew by approximately 25% to 30% in local currency in 2007 and anticipate growth of 10% to 15% in 2008.   The Slovak koruna appreciated by 12% against the U.S. dollar between September 30, 2007 and September 30, 2008.

Our Slovak Republic operations have not yet experienced any negative impact from the current global economic conditions, although the rate of growth of the advertising market appears to be slowing in anticipation of the conversion to EURO in 2009. There are indications that advertisers in the FMCG sector and mobile telephone operators are reducing their spending plans as well as advertisers in the financial services and insurance sectors following the introduction of new legislation limiting the advertising spending of health insurance companies.

TV MARKIZA Audience Share and Ratings Performance

For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic and all audience data shown below is on this basis.

	For the Nine Months Ended September 30,
	2008	2007	Movement
All day audience share	35.1%	34.7%	0.4%
All day ratings	4.4%	4.5%	(0.1)%
Prime time audience share	37.2%	38.1%	(0.9)%
Prime time ratings	13.0%	13.9%	(0.9)%

Our principal competitors are the main channels operated by the public broadcaster, STV1 and STV2, with an all day audience share of 16.9% and 6.4%, respectively, for the nine months ended September 30, 2008. The national all day audience share of TV JOJ, the only other significant privately owned channel, was 16.2% during the same period. The public broadcaster launched a new cable and satellite sport channel in August 2008, and TV JOJ launched a cinema channel in October 2008.

Prime time audience share for STV1 decreased from 19.8% to 18.5% for comparable periods, while prime time audience share for TV JOJ increased from 16.9% to 19.0% and prime time audience share for STV2 increased from 4.7% to 5.4%, reflecting the fact that the Olympic Games were broadcast on that channel.

Prime time ratings for the Slovak Republic fell from 36.5% to 34.4% for the comparable nine-month period.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$23,391	$19,344	20.9%
Non-spot revenues	1,404	942	49.0%
Segment Net Revenues	$24,795	$20,286	22.2%

Represented by:
Broadcast operations	$24,749	$20,183	22.6%
Non-broadcast operations	46	103	(55.3)%
Segment Net Revenues	$24,795	$20,286	22.2%

Segment EBITDA	$5,847	$5,544	5.5%

Represented by:
Broadcast operations	$6,269	$5,656	10.8%
Non-broadcast operations	(422)	(112)	(276.8)%
Segment EBITDA	$5,847	$5,544	5.5%

Segment EBITDA Margin	24%	27%	(3)%

•
Segment Net Revenues for the three months ended September 30, 2008 increased by 22%, compared to the three months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 2%.  The increase in Segment Net Revenues was due to increases of 21% in spot revenues and 49% in non-spot revenues.  The increase in spot revenues is mainly due to an increase in the average revenue per GRP sold, offsetting a slight decrease in the volume of GRPs sold. The increase in non-spot revenues was due to increased sponsorship from the show ‘Slovakia’s Got Talent’.

Shows such as Rose Garden Medical and Let’s Dance have continued to generate strong ratings. Our news site www.tvnoviny.sk attracted 420,000 unique visitors since launch on September 8, and in the last week of September we launched a redesigned www.markiza.sk with a stronger link to on-air material and improved video catch-up capability.

•
Segment EBITDA for the three months ended September 30, 2008 increased by 6%, compared to the three months ended September 30, 2007, and the EBITDA margin decreased to 24% from 27% over comparable periods.  In local currency, Segment EBITDA decreased by 9%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2008 increased by 29%, compared to the three months ended September 30, 2007.  In local currency, costs charged in arriving at Segment EBITDA increased by 7%.  Cost of programming increased by 46%, reflecting the level of competition for acquired programming and increased investment in local production and also the reclassification of production staff salaries to production costs from other operating costs; without this reclassification, cost of programming increased by 25%.  Other operating costs remained unchanged from comparable periods as a result of the reclassification described above.  Selling, general and administrative expenses increased by 27% primarily as a result of increased office running costs.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	SLOVAK REPUBLIC SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$81,593	$65,913	23.8%
Non-spot revenues	6,533	2,702	141.8%
Segment Net Revenues	$88,126	$68,615	28.4%

Represented by:
Broadcast operations	$87,955	$68,408	28.6%
Non-broadcast operations	171	207	(17.4)%
Segment Net Revenues	$88,126	$68,615	28.4%

Segment EBITDA	$28,958	$23,012	25.8%

Represented by:
Broadcast operations	$29,850	$23,409	27.5%
Non-broadcast operations	(892)	(397)	(124.7)%
Segment EBITDA	$28,958	$23,012	25.8%

Segment EBITDA Margin	33%	34%	(1)%

•
Segment Net Revenues for the nine months ended September 30, 2008 increased by 28%, compared to the nine months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 5%.  The increase in Segment Net Revenues was due to increases of 24% in spot revenues and 142% in non-spot revenues.  The increase in spot revenues is mainly due to an increase in the average revenue per GRP sold, offsetting a slight decrease in the volume of GRPs sold.  The increase in non-spot revenues was due to increased sponsorship revenue generated from the shows ‘Elan Je Elan’, ‘Let’s Dance’ and ‘Slovakia’s Got Talent’, with the comparable period in 2007 having only one sponsorship generating show in ‘Bailando’.

•
Segment EBITDA for the nine months ended September 30, 2008 increased by 26%, compared to the nine months ended September 30, 2007, resulting in an EBITDA margin of 33% compared to 34% in the nine months ended September 30, 2007.  In local currency, Segment EBITDA increased by 3%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2008 increased by 30%, compared to the nine months ended September 30, 2007.  In local currency, costs charged in arriving at Segment EBITDA increased by 7%.  Cost of programming increased by 53%, partly due to the reclassification of production staff salaries to production costs from other operating costs; without this reclassification, cost of programming increased by 32%. This underlying increase is due to the level of competition for acquired programming and increased investment in local production.  Other operating costs decreased by 5% due to the reclassification described above, partially offset by increased broadcast operating costs.  Selling, general and administrative expenses increased by 20% primarily as a result of increased office running costs and marketing and research costs.

(F) SLOVENIA

Market Background: We estimate the television advertising market in Slovenia grew by approximately 8% to 10% in local currency during 2007.  We expect the television advertising market to show growth in the range of 6% to 8% in 2008.  The Euro appreciated by 1% against the US dollar between September 30, 2007 and September 30, 2008.

Our Slovenia operations have not yet experienced any negative impact from the current global economic conditions. However, there are recent indications that the rate of growth of the advertising market has been slowing.  Television advertising growth in 2008 has been driven by increased budgets from the FMCG and consumer electronics sectors, which more than offset decreased spending from telecommunications advertisers.

POP TV and KANAL A Combined Audience Share and Ratings Performance

For advertising sales purposes, each of POP TV’s and KANAL A’s target audience is the 18-49 demographic and all audience data shown is on this basis.

	For the Nine Months Ended September 30,
	2008	2007	Movement
All day audience share	39.6%	39.7%	(0.1)%
All day ratings	4.3%	4.4%	(0.1)%
Prime time audience share	46.1%	47.0%	(0.9	) %
Prime time ratings	11.0%	11.2%	(0.2)%

Our major competitors are the two channels operated by the public broadcaster, SLO1 and SLO2, with all day audience shares for the nine months ended September 30, 2008 of 16.4% and 8.1%, respectively, and privately owned broadcaster TV3 with an all day audience share of 6.8%.

Prime time audience share for SLO 1 decreased from 19.8% to 19.1% for comparable periods, SLO 2 decreased from 6.9% to 6.6%. TV3 increased from 4.2% to 6.3%, helped by their coverage of the European Football Championships in June.

Prime time ratings for the Slovenia market remained unchanged at 23.8% for the comparable nine-month period.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$11,902	$10,413	14.3%
Non-spot revenues	2,329	1,132	105.7%
Segment Net Revenues	$14,231	$11,545	23.3%

Represented by:
Broadcast operations	$13,235	$11,076	19.5%
Non-broadcast operations	996	469	112.4%
Segment Net Revenues	$14,231	$11,545	23.3%

Segment EBITDA	$2,153	$854	152.1%

Represented by:
Broadcast operations	$1,452	$1,869	(22.3)%
Non-broadcast operations	701	(1,015)	169.1%
Segment EBITDA	$2,153	$854	152.1%

Segment EBITDA Margin	15%	7%	8%

•
Segment Net Revenues for the three months ended September 30, 2008 increased by 23%, compared to the three months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 14%. Spot revenues increased by 14%, driven by increases in the average revenue per GRP sold which more than offset a slight decline in volume of GRPs sold.  Non-spot revenues increased by 106% primarily due to increased levels of non-broadcast advertising revenues as well as increased sponsorship.

While the Olympic Games were broadcast by SLO2, audience reaction to the launch of our fall schedule, with shows such as Deal or No Deal and Can U Dig It?!, more than offset their impact.  We launched the second season of The Farm at the end of September, which enjoyed a 40% share.  This should provide us with a strong base for the fourth quarter, both on-air and on-line.  Our coverage of the parliamentary elections in September was the highest rated of all broadcasters and provided additional content for our news websites.

•
Segment EBITDA for the three months ended September 30, 2008 increased by 152%, compared to the three months September 30, 2007, resulting in an EBITDA margin of 15% compared to 7% in the three months ended September 30, 2007.  In local currency, Segment EBITDA increased by 162%.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2008 increased by 13%, compared to the three months ended September 30, 2007.  In local currency, costs charged in arriving at Segment EBITDA increased by 3%.  Cost of programming grew by 5%, due to increased programming syndication costs during the summer months, partially offset by a decrease in production expenses.  Other operating costs increased by 28%, primarily due to higher staff costs.  Selling, general and administrative expenses increased by 16%, primarily due to increased office running costs and marketing and research costs and also an increase in the provision for doubtful debts, partially offset by lower consultancy fees.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	SLOVENIA SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$49,720	$39,173	26.9%
Non-spot revenues	8,672	5,136	68.8%
Segment Net Revenues	$58,392	$44,309	31.8%

Represented by:
Broadcast operations	$54,646	$42,901	27.4%
Non-broadcast operations	3,746	1,408	166.1%
Segment Net Revenues	$58,392	$44,309	31.8%

Segment EBITDA	$17,359	$12,243	41.8%

Represented by:
Broadcast operations	$17,227	$12,752	35.1%
Non-broadcast operations	132	(509)	125.9%
Segment EBITDA	$17,359	$12,243	41.8%

Segment EBITDA Margin	30%	28%	2%

•
Segment Net Revenues for the nine months ended September 30, 2008 increased by 32% compared to the nine months ended September 30, 2007.  In local currency, Segment Net Revenues increased by 16%. Spot revenues increased by 27% driven by increases in the average revenue per GRP sold.  Non-spot revenues increased by 69% primarily due to increased levels of non-broadcast advertising revenues, as well as increased sponsorship.

•
Segment EBITDA for the nine months ended September 30, 2008 increased by 42%, compared to the nine months September 30, 2007. This resulted in the segment EBITDA margin growing to 30% from 28% in the nine months ended September 30, 2007.  In local currency, Segment EBITDA increased by 24%.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2008 increased by 28% compared to the nine months ended September 30, 2007.  In local currency, costs charged in arriving at Segment EBITDA increased by 13%.  Cost of programming grew by 34%, with production expenses increasing by 35% due to increased locally produced programming and increased news coverage.  Programming syndication costs increased by 31% due to increased investments in programming to maintain our leading position in the market in the face of increased competition.  Other operating costs increased by 25%, primarily due to higher staff costs.  Selling, general and administrative expenses increased by 14%, primarily due to increased office running costs and marketing and research costs, partially offset by lower consultancy fees.

(G) UKRAINE (STUDIO 1+1)

Market Background:  We estimate that the television advertising market in Ukraine, where sales are denominated primarily in dollars, grew by approximately 25% to 35% in 2007, excluding political advertising, and we expect growth in the range of 15% to 25% in 2008.

Our Ukraine (Studio 1+1) operations have not yet experienced any negative impact from the current global economic conditions, although the local political environment has adversely affected the market. The ongoing conflict between the President and the Prime Minister resulted in the parliamentary coalition collapsing in September with the President calling for elections in December 2008.  It is not clear when elections will be held and this uncertainty has caused advertisers to be cautious in spending their budgets. Recently, the International Monetary Fund agreed to loan Ukraine US$ 16.5 billion to maintain the country’s economic and financial stability.

STUDIO 1+1 Audience Share and Ratings Performance

For advertising sales purposes, STUDIO 1+1’s target audience is the 18+ demographic and all audience data is shown below on this basis.

	For the Nine Months Ended September 30,
	2008	2007	Movement
All day audience share	12.5%	15.5%	(3.0)%
All day ratings	1.8%	2.2%	(0.4)%
Prime time audience share	14.1%	17.6%	(3.5)%
Prime time ratings	4.8%	6.0%	(1.2)%

Our main competitors include Inter, with an all day audience share for the nine months ended September 30, 2008 of 21.2%, Novy Kanal with 7.0%, ICTV with 7.7% and STB with 7.9%.

Prime time audience share for Inter increased from 25.8% to 26.6% for comparable periods, Novy Kanal increased from 6.1% to 6.9%, ICTV increased from 6.3% to 7.8% and STB decreased from 7.1% to 7.0%.

Prime time ratings in the Ukraine market increased from 33.9% to 34.1% for comparable periods.

The audience shares quoted above reflect the shares sampled in cities with a population of 50,000 inhabitants or more and is the audience measurement on which sales are currently based. From January 1, 2008 a new panel has been introduced which includes audiences in smaller centers of population. In this panel the all audience prime time share of Studio 1+1 in the nine months ended September 30, 2008 was 18.6% and the target audience prime time share was also 18.6% for the same period.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$19,130	$34,461	(44.5)%
Non-spot revenues	922	5,121	(82.0)%
Segment Net Revenues	$20,052	$39,582	(49.3)%

Represented by:
Broadcast operations	$20,042	$39,582	(49.4)%
Non-broadcast operations	10	-	-
Segment Net Revenues	$20,052	$39,582	(49.3)%

Segment EBITDA	$(7,359)	$16,599	(144.3)%

Represented by:
Broadcast operations	$(7,150)	$16,750	(142.7)%
Non-broadcast operations	(209)	(151)	(38.4)%
Segment EBITDA	$(7,359)	$16,599	(144.3)%

Segment EBITDA Margin	(37)%	42%	(79)%

•
Segment Net Revenues for the three months ended September 30, 2008 decreased by 49%, compared to the three months ended September 30, 2007. Spot revenues decreased by 45%, primarily due to the comparable period having benefitted from the receipt of an estimated US$ 16.5 million of political advertising by Studio 1+1 generated from the parliamentary elections held on September 30, 2007.  Non-spot revenues decreased by 82% due to decreased sponsorship, with the comparable period also having included US$ 1.5 million in political advertising. There was also a decrease in the sale of surplus programming.

Since we appointed new management in August 2008, we have begun to restructure all aspects of our operations.  Our new head of television has revised the schedule, which had been performing poorly for some time, and removed a number of programs and rescheduled others.  We have increased the proportion of locally produced programming in the schedule, and continued to improve our news coverage, which we believe is vital to securing strong ratings

•
Segment EBITDA for the three months ended September 30, 2008 decreased by 144% compared to the three months ended September 30, 2007, resulting in an EBITDA margin loss of (37)% compared to a 42% Segment EBITDA margin in the three months ended September 30, 2007.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2008 increased by 19%, compared to the three months ended September 30, 2007.  Cost of programming grew by 13%, including a charge of US$1.2 million to adjust poorly performing programming to its net realizable value.  Other operating costs increased by 20%, primarily due to increased salary costs.  Selling, general and administrative expenses increased by 76%, primarily due to increased office running costs and consultancy fees, partially offset by a decrease in the provision for doubtful debts.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	UKRAINE (STUDIO 1+1) SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$60,991	$67,567	(9.7)%
Non-spot revenues	12,534	12,791	(2.0)%
Segment Net Revenues	$73,525	$80,358	(8.5)%

Represented by:
Broadcast operations	$73,466	$80,358	(8.6)%
Non-broadcast operations	59	-	-
Segment Net Revenues	$73,525	$80,358	(8.5)%

Segment EBITDA	$(11,316)	$14,794	(176.5)%

Represented by:
Broadcast operations	$(10,717)	$15,128	(170.8)%
Non-broadcast operations	(599)	(334)	(79.3)%
Segment EBITDA	$(11,316)	$14,794	(176.5)%

Segment EBITDA Margin	(15)%	18%	(33)%

•
Segment Net Revenues for the nine months ended September 30, 2008 decreased by 9%, compared to the nine months ended September 30, 2007. Spot revenues decreased by 10%, primarily due to the comparable period having benefitted from the receipt of an estimated US$ 16.5 million of political advertising generated from the parliamentary elections held on September 30, 2007.  Non-spot revenues decreased by 2%, with the comparable period also including US$ 1.5 million of political advertising.  Political advertising in connection with the election of the Mayor of Kiev on May 25, 2008 contributed US$ 2.2 million to Segment Net Revenues for the nine months ended September 30, 2008.

•
Segment EBITDA for the nine months ended September 30, 2008 decreased by 177% compared to the nine months ended September 30, 2007, resulting in an EBITDA margin loss of (15)% compared to an 18% Segment EBITDA margin in the nine months ended September 30, 2007.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2008 increased by 29%, compared to the nine months ended September 30, 2007.  Cost of programming grew by 26%, including a charge of US$ 5.2 million to adjust poorly performing programming to its net realizable value.  Other operating costs increased by 26%, primarily due to increased salary costs and also increased broadcast operating expenses.  Selling, general and administrative expenses increased by 68%, primarily due to increased office running costs, increased consultancy fees and an increase in the provision for doubtful debts.

(H) UKRAINE (KINO, CITI)

KINO and CITI Audience  Share and Ratings Performance

For advertising sales purposes, KINO’s target audience is the 15-50 demographic nationally while CITI’s target audience is the 15-50 demographic in Kiev.

	For the Nine Months Ended September 30,
	2008	2007	Movement
KINO: Target (15-50 national) prime time audience share	0.5%	0.6%	(0.1)%
CITI: Target (15-50 Kiev) prime time audience share	1.4%	2.0%	(0.6)%

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$412	$305	35.1%
Non-spot revenues	649	511	27.0%
Segment Net Revenues	$1,061	$816	30.0%

Represented by:
Broadcast operations	$1,061	$816	30.0%
Non-broadcast operations	-	-	-
Segment Net Revenues	$1,061	$816	30.0%

Segment EBITDA	$(1,203)	$(1,339)	10.2%

Represented by:
Broadcast operations	$(1,203)	$(1,339)	10.2%
Non-broadcast operations	-	-	-
Segment EBITDA	$(1,203)	$(1,339)	10.2%

Segment EBITDA Margin	(113)%	(164)%	51%

•
Segment Net Revenues for the three months ended September 30, 2008 increased by 30%, compared to the three months ended September 30, 2007. Spot revenues increased by 35%.  Non-spot revenues increased by 27%.

•	Segment EBITDA losses for the three months ended September 30, 2008 decreased by 10%, compared to the three months ended September 30, 2007.

Costs charged in arriving at Segment EBITDA for the three months ended September 30, 2008 increased by 5%, compared to the three months ended September 30, 2007.  Cost of programming fell by 4% as we sought to minimize programming costs.  Other operating costs increased by 10%.  Selling, general and administrative expenses increased by 50%.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	UKRAINE (KINO, CITI) SEGMENT FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement
Spot revenues	$1,424	$783	81.9%
Non-spot revenues	1,939	1,085	78.7%
Segment Net Revenues	$3,363	$1,868	80.0%

Represented by:
Broadcast operations	$3,363	$1,868	80.0%
Non-broadcast operations	-	-	-
Segment Net Revenues	$3,363	$1,868	80.0%

Segment EBITDA	$(3,464)	$(5,511)	37.1%

Represented by:
Broadcast operations	$(3,464)	$(5,511)	37.1%
Non-broadcast operations	-	-	-
Segment EBITDA	$(3,464)	$(5,511)	37.1%

Segment EBITDA Margin	(103)%	(295)%	192%

•
Segment Net Revenues for the nine months ended September 30, 2008 increased by 80%, compared to the nine months ended September 30, 2007. Spot revenues increased by 82%.  Non-spot revenues increased by 79%, primarily due to increased program sponsorship.

•	Segment EBITDA losses for the nine months ended September 30, 2008 decreased by 37%, compared to the nine months ended September 30, 2007.

Costs charged in arriving at Segment EBITDA for the nine months ended September 30, 2008 decreased by 7%, compared to the nine months ended September 30, 2007.  Cost of programming fell by 18%.  Other operating costs increased by 17%.  Selling, general and administrative expenses decreased by 8%.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our cost of programming for the three and nine months ended September 30, 2008 and 2007 was as follows:

COST OF PROGRAMMING

	For the Three Months Ended September 30, (US$ 000’s)		For the Nine Months Ended September 30, (US$ 000’s)
	2008	2007	2008	2007

Production expenses	$45,113	$27,257	$142,353	$95,590
Program amortization	51,929	38,652	167,052	119,445
Cost of programming	$97,042	$65,909	$309,405	$215,035

Production expenses represent the cost of in-house productions and locally commissioned programming that will not be repeated, such as news, current affairs and game shows.  The cost of broadcasting all other programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 31.1 million, or 47%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to:

•	US$ 1.5 million in programming costs from our Bulgaria operations that were acquired on August 1, 2008;

•	US$ 3.1 million of additional programming costs from our Croatia operations;

•	US$ 9.8 million of additional programming costs from our Czech Republic operations.

•	US$ 10.8 million of additional programming costs from our Romania operations;

•	US$ 3.6 million of additional programming costs from our Slovak Republic operations;

•	US$ 0.3 million of additional programming costs from our Slovenia operations;

•	US$ 2.1 million of additional programming costs from our Ukraine (STUDIO 1+1) operations, which included US$ 1.2 million of write offs; and

•	US$ (0.1) million of reduction in programming costs from our Ukraine (KINO, CITI) operations.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 94.4 million, or 44%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to:

•	US$ 1.5 million in programming costs from our Bulgaria operations that were acquired on August 1, 2008;

•	US$ 7.9 million of additional programming costs from our Croatia operations;

•	US$ 28.8 million of additional programming costs from our Czech Republic operations;

•	US$ 26.0 million of additional programming costs from our Romania operations;

•	US$ 12.9 million of additional programming costs from our Slovak Republic operations;

•	US$ 6.1 million of additional programming costs from our Slovenia operations;

•	US$ 12.0 million of additional programming costs from our Ukraine (STUDIO 1+1) operations, which included US $ 5.2 million of write offs compared to US$ 2.7 million in the comparable period; and

•	US$ (0.8) million of reduction in programming costs from our Ukraine (KINO, CITI) operations.

The amortization of acquired programming for each of our consolidated operations for the three and nine months ended September 30, 2008 and 2007 is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods, which is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING

	For the Three Months Ended September 30, (US$ 000’s)		For the Nine Months Ended September 30, (US$ 000’s)
	2008	2007	2008	2007
Program amortization:
Bulgaria (TV2, RING TV) (1)	$645	$-	$645	$-
Croatia (NOVA TV)	4,570	3,142	15,374	13,777
Czech Republic (TV NOVA, NOVA SPORT NOVA CINEMA)	14,480	6,730	41,563	20,581
Romania (2)	10,623	8,314	36,640	27,649
Slovak Republic (TV MARKIZA)	5,217	4,391	15,998	10,567
Slovenia (POP TV and KANAL A)	2,930	2,342	8,887	6,784
Ukraine (STUDIO 1+1)	12,940	13,076	46,250	37,566
Ukraine (KINO, CITI)	524	657	1,695	2,521
	$51,929	$38,652	$167,052	$119,445

Cash paid for programming:
Bulgaria (TV2, RING TV) (1)	$1,202	$-	$1,202	$-
Croatia (NOVA TV)	6,058	5,484	21,119	16,391
Czech Republic (TV NOVA, NOVA SPORT, NOVA CINEMA)	7,542	6,814	26,781	17,662
Romania (2)	25,680	19,875	57,075	42,852
Slovak Republic (TV MARKIZA)	4,718	3,585	14,956	11,750
Slovenia (POP TV and KANAL A)	2,580	3,568	8,536	8,220
Ukraine (STUDIO 1+1)	11,900	16,509	34,053	43,023
Ukraine (KINO, CITI)	187	375	716	1,537
	$59,867	$56,210	$164,438	$141,435

(1) We acquired our Bulgaria operations on August 1, 2008.

(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three and nine  months ended September  30, 2008. For the three and nine months ended September 30, 2007 Romanian Channels were PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL and SPORT.RO. We acquired SPORT.RO on February 20, 2007.

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

CONSOLIDATED NET REVENUES

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Bulgaria (1)	$462	$-	nm(2)
Croatia	8,525	7,055	20.8%
Czech Republic	72,602	51,140	42.0%
Romania	59,281	44,414	33.5%
Slovak Republic	24,795	20,284	22.2%
Slovenia	14,231	11,545	23.3%
Ukraine (STUDIO 1+1)	20,052	39,582	(49.3)%
Ukraine (KINO, CITI)	1,061	816	30.0%
Total Consolidated Net Revenues	$201,009	$174,836	15.0%

(1) We acquired our Bulgaria operations on August 1, 2008

(2) Number is not meaningful

Our consolidated net revenues increased by US$ 26.2 million, or 15%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (b) Net Revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

CONSOLIDATED NET REVENUES

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Bulgaria (1)	$462	$-	nm(2)
Croatia	38,153	24,701	54.5%
Czech Republic	270,730	183,203	47.8%
Romania	197,119	135,978	45.0%
Slovak Republic	88,126	68,615	28.4%
Slovenia	58,392	44,309	31.8%
Ukraine (STUDIO 1+1)	73,525	80,358	(8.5)%
Ukraine (KINO, CITI)	3,363	1,868	80.0%
Total Consolidated Net Revenues	$729,870	$539,032	35.4%

(1) We acquired our Bulgaria operations on August 1, 2008

(2) Number is not meaningful

Our consolidated net revenues increased by US$ 26.2 million, or 15%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (c) Cost of Revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

CONSOLIDATED COST OF REVENUES

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Operating costs	$38,727	$27,166	42.6%
Cost of programming	97,042	65,909	47.2%
Depreciation of station property, plant and equipment	14,227	8,768	62.3%
Amortization of broadcast licenses and other intangibles	10,201	6,595	54.7%
Total Consolidated Cost of Revenues	$160,197	$108,438	47.7%

Total consolidated cost of revenues increased by US$ 51.8 million, or 48%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Operating costs:  Consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended September 30, 2008 increased by US$ 11.6 million, or 43%, compared to the three months ended September 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the three months ended September 30, 2008 increased by US$ 31.1 million, or 47%, compared to the three months ended September 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Consolidated depreciation of property, plant and equipment for the three months ended September 30, 2008 increased by US$ 5.5 million, or 62%, compared to the three months ended September 30, 2007 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Consolidated amortization of broadcast licenses and other intangibles for the three months ended September 30, 2008 increased by US$ 3.6 million, or 55%, compared to the three months ended September 30, 2007 primarily due to the amortization of the broadcast licenses and customer relationships of our Ukraine (Studio 1+1) and Bulgaria operations.

IV (d) Cost of Revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

CONSOLIDATED COST OF REVENUES

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Operating costs	$109,034	$83,767	30.2%
Cost of programming	309,405	215,035	43.9%
Depreciation of station property, plant and equipment	39,745	23,347	70.2%
Amortization of broadcast licenses and other intangibles	26,055	16,922	54.0%
Total Consolidated Cost of Revenues	$484,239	$339,071	42.8%

Total consolidated cost of revenues increased by US$ 145.2 million, or 43%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Operating costs:  Consolidated operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the nine months ended September 30, 2008 increased by US$ 25.3 million, or 30%, compared to the nine months ended September 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Cost of programming:  Consolidated programming costs (including amortization of programming rights and production costs) for the nine months ended September 30, 2008 increased by US$ 94.4 million, or 44%, compared to the nine months ended September 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

Depreciation of property, plant and equipment:  Consolidated depreciation of property, plant and equipment for the nine months ended September 30, 2008 increased by US$ 16.4 million, or 70%, compared to the nine months ended September 30, 2007 primarily due to depreciation of newly acquired production equipment assets across each of our operations.

Amortization of broadcast licenses and other intangibles:  Consolidated amortization of broadcast licenses and other intangibles for the nine months ended September 30, 2008 increased by US$ 9.1 million, or 54%, compared to the nine months ended September 30, 2007 primarily due to the amortization of the broadcast licenses and customer relationships of our Ukraine (Studio 1+1), Romania and Slovak Republic operations.

IV (e) Station Selling, General and Administrative Expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Bulgaria	$773	$-	nm(1)
Croatia	2,697	2,691	0.2%
Czech Republic	6,794	5,595	21.4%
Romania	4,054	3,224	25.7%
Slovak Republic	2,891	2,279	26.9%
Slovenia	2,107	1,821	15.7%
Ukraine (STUDIO 1+1)	3,162	1,814	74.3%
Ukraine (KINO, CITI)	305	185	64.9%
Total Consolidated Station Selling, General and Administrative Expenses	$22,783	$17,609	29.4%

(1) Number is not meaningful

Total consolidated station selling, general and administrative expenses increased by US$ 5.2 million, or 29%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  See discussion in Item 2, III. “Analysis of Segment Results”.

IV (f) Station Selling, General and Administrative Expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

CONSOLIDATED STATION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Bulgaria	$773	$-	-
Croatia	6,001	6,430	(6.7)%
Czech Republic	18,795	15,596	20.5%
Romania	11,339	8,568	32.3%
Slovak Republic	7,842	6,539	19.9%
Slovenia	6,038	5,293	14.1%
Ukraine (STUDIO 1+1)	9,510	5,698	66.9%
Ukraine (KINO, CITI)	906	965	(6.1)%
Total Consolidated Station Selling, General and Administrative Expenses	$61,204	$49,089	24.7%

Total consolidated station selling, general and administrative expenses increased by US$ 12.1 million, or 25%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. See discussion in Item 2, III. “Analysis of Segment Results”.

IV (g) Corporate Operating Costs for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

CORPORATE OPERATING COSTS

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Corporate operating costs (excluding stock-based compensation)	$10,166	$18,902	(46.2)%
Stock-based compensation	1,736	1,494	16.2%
Total Corporate Operating Costs	$11,902	$20,396	(41.6)%

Corporate operating costs (excluding stock-based compensation) for the three months ended September 30, 2008 decreased by US$ 8.5 million, or 46%, compared to the three months ended September 30, 2007.  This reflects a charge of US$ 8.7 million in respect of the estimated cost of settling our Croatia litigation having been recorded in the three months ended September 30, 2007; excluding this charge, corporate operating costs (excluding non-cash stock-based compensation) decreased by US$ 2.1 million, reflecting:

•	decreased legal and professional fees as a result of the conclusion of legal proceedings in respect of our Ukraine and Croatia operations; and
•	decreased business development expenses incurred; partially offset by
•	the increase in salary and travel costs following the appointment of Adrian Sarbu as our Chief Operating Officer in October 2007; and
•	increased corporate headcount following our establishment of a centralized planning and development function to manage our initiatives to improve operational efficiencies.

The increase in the charge for non-cash stock-based compensation for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 reflects an increase in the number of stock options granted in 2007 compared to prior years as well as an increase in the fair value of stock options as our stock price increased in recent years.  For more details, see Item 1, Note 15 “Stock-Based Compensation”.

IV (h) Corporate Operating Costs for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

CORPORATE OPERATING COSTS

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Corporate operating costs (excluding stock-based compensation)	$30,087	$38,515	(21.9)%
Stock-based compensation	5,540	4,098	35.2%
Total Corporate Operating Costs	$35,627	$42,613	(16.4)%

Corporate operating costs (excluding stock-based compensation) for the nine months ended September 30, 2008 decreased by US$ 8.4 million, or 22%, compared to the nine months ended September 30, 2007, as a charge of US$ 12.5 million was recorded in 2007 in respect of the estimated cost of settling our Croatia litigation; excluding this charge, corporate operating costs (excluding non-cash stock-based compensation) increased by US$ 4.1 million, reflecting:

•	decreased legal and professional fees as a result of the conclusion of legal proceedings in respect of our Ukraine and Croatia operations; and
•	decreased business development expenses.
Partially offset by
•	the increase in salary and travel costs following the appointment of Adrian Sarbu as our Chief Operating Officer in October 2007; and
•	increased corporate headcount following our establishment of a centralized planning and development function to manage our initiatives to improve operational efficiencies.

The increase in the charge for non-cash stock-based compensation for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 reflects an increase in the fair value of stock options as our stock price increased in recent years.  For more details, see Item 1, Note 15, “Stock-Based Compensation”.

IV (i) Operating Income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

OPERATING INCOME

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Operating Income	$6,127	$28,393	(78.4%)

Operating income for the three months ended September 30, 2008 decreased by US$ 22.3 million, or 78%, compared to the three months ended September 30, 2007.  Operating margin was 3%, compared with 16% for the three months ended September 30, 2007.

IV (j) Operating Income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

OPERATING INCOME

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Operating Income	$148,800	$108,259	37.5%

Operating income for the nine months ended September 30, 2008 increased by US$ 40.5 million, or 37%, compared to the nine months ended September 30, 2007.  Operating margin was 20%, in line with the nine months ended September 30, 2007.

IV (k) Other income / (expense) items for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

OTHER INCOME / (EXPENSE) ITEMS

	For the Three Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Interest income	$2,127	$1,180	80.3%
Interest expense	(17,947)	(11,883)	(51.0)%
Foreign currency exchange gain / (loss), net	4,969	(23,300)	121.3%
Change in fair value of derivatives	9,868	(8,555)	215.3%
Other income	290	44	559.1%
Provision for income taxes	(20,833)	(131)	(15,803)%
Minority interest in income of consolidated subsidiaries	644	(4,511)	114.3%
Currency translation adjustment, net	(217,905)	100,470	316.9%

Interest income for the three months ended September 30, 2008 increased by US$ 0.9 million compared to the three months ended September 30, 2007, primarily as a result of our maintaining higher average cash balances.

Interest expense for the three months ended September 30, 2008 increased by US$ 6.1 million compared to the three months ended September 30, 2007, of which approximately US$ 4.2 million related to interest on the Convertible Notes issued in March 2008.

Foreign currency exchange gain /(loss), net:  For the three months ended September 30, 2008 we recognized a gain of US$ 5.0 million primarily as a result of the strengthening of the dollar against the Euro  during the three-month period.  Our Senior Notes are denominated in Euros, and we recognized a transaction gain of approximately US$ 57.7 million due to movements in the spot rate between June 30, 2008 and September 30, 2008.  This gain was partly offset by transaction losses of US$ 18.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary and US$ 34.4 million relating to the revaluation of intercompany loans.  Our subsidiaries generally receive funding via loans that are denominated in currencies other than the US dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.

For the three months ended September 30, 2007 we recognized a transaction loss of US$ 23.3 million, largely as a result of the impact of the strengthening Euro on the dollar value of our Senior Notes.

Change in fair value of derivatives: For the three months ended September 30, 2008 we recognized a gain of US$ 9.9 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.  For further information, see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”.

Other income:  For the three months ended September 30, 2008 we recognized other income of US$ 0.3 million compared to US$ 0.1 million for the three months ended September 30, 2007.

Provision for income taxes:  The provision for income taxes for the three months ended September 30, 2008 was US$ 20.8 million compared to US$ 0.1 million for the three months ended September 30, 2007. The provision for income taxes for the three months ended September 30, 2008 includes a charge of US$ 21.8 million relating to movements in foreign exchange rates on intercompany loans with a corresponding credit recognized in other comprehensive income.

Minority interest in income of consolidated subsidiaries:  For the three months ended September 30, 2008, we recognized a gain of US$ 0.6 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 4.5 million for the three months ended September 30, 2007. This reflected the decline in profitability of our Ukraine (Studio 1+1) operations.

Currency translation adjustment, net:  For the three months ended September 30, 2008, we recognized a loss of US$ 217.9 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 100.5 million for the three months ended September 30, 2007. The US dollar appreciated significantly against all functional currencies of our operations in the three months ended September 30, 2008, with increases of 13.8% against the Czech Koruna, 12.5% against the new Romanian lei and 10.2% against the Euro.  As a result the underlying equity value of our investments (which are denominated in the relevant functional currencies) have a lower value when converted to US dollars at September 30, 2008 than at June 30, 2008.   This is reflected as a reduction in the US dollar value of each asset and liability on our consolidated balance sheet.  In the three months ended September 30, 2007, the US dollar depreciated against the majority of our currencies, and as a result the US dollar value of our net investments increased over that period.

To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in US dollars, we recognize a gain of the same amount as a currency translation adjustment within shareholders’ equity when we retranslate our net investment in that subsidiary into US dollars.  Similarly, any exchange gain or loss arising on the retranslation of intercompany loans in the functional currency of the relevant subsidiary or the US dollar will be offset by an equivalent loss or gain on consolidation.

The net loss on translation for the three months ended September 30, 2008 included a loss of US$ 85.4 million on the revaluation of an intercompany loan that is considered to form part of our investment in our Czech Republic operations compared to a gain of US$ 46.1 million for the three months ended September 30, 2007.

IV (l) Other income / (expense) items for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

OTHER INCOME / (EXPENSE) ITEMS

	For the Nine Months Ended September 30, (US$ 000's)
	2008	2007	Movement

Interest income	$8,088	$4,326	87.0%
Interest expense	(50,337)	(42,717)	(17.8)%
Foreign currency exchange loss, net	(5,580)	(28,552)	80.5%
Change in fair value of derivatives	(13,671)	3,497	(490.9)%
Other income / (expense)	1,615	(746)	316.5%
Provision for income taxes	(19,410)	(18,609)	(4.3)%
Minority interest in income of consolidated subsidiaries	(1,761)	(9,881)	82.2%
Currency translation adjustment, net	67,141	80,967	(17.1)%
Obligation to repurchase shares	488	-	nm

Interest income for the nine months ended September 30, 2008 increased by US$ 3.8 million compared to the nine months ended September 30, 2007, primarily as a result of our maintaining higher average cash balances.

Interest expense for the nine months ended September 30, 2008 increased by US$ 7.6 million compared to the nine months ended September 30, 2007.  This reflects approximately US$ 9.3 million of interest on the Convertible Notes issued in March 2008, partially offset by the impact of the US$ 6.9 million cost associated with the redemption of our 2012 Floating Rate Notes in May 2007. The annual interest expense of the Convertible Notes, excluding the amortization of capitalized debt costs, is approximately US$ 16.6 million.

Foreign currency exchange loss, net:  For the nine months ended September 30, 2008 we recognized a US$ 5.6 million loss compared to a loss of US$ 28.6 million for the nine months ended September 30, 2007.  Our Senior Notes are denominated in Euros, and we recognized a transaction gain of approximately US$ 16.5 million due to the strengthening of the dollar against the Euro between December 31, 2007 and September 30, 2008.  This transaction gain was more than offset by losses of US$ 13.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the functional currency of the relevant subsidiary and US$ 8.9 million relating to the revaluation of intercompany loans.

Change in fair value of derivatives: For the nine months ended September 30, 2008 we recognized a loss of US$ 13.7 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.  For further information, see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”.

Other income / (expense):  For the nine months ended September 30, 2008 we recognized other income of US$ 1.6 million compared to a US$ 0.7 million expense for the nine months ended September 30, 2007.

Provision for income taxes:  The provision for income taxes for the nine months ended September 30, 2008 was US$ 19.4 million compared to US$ 18.6 million for the nine months ended September 30, 2007.  The provision for income taxes for the nine months ended September 30, 2008 includes a credit of US$ 7.3 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding charge recognized in other comprehensive income compared to a credit of US$ 9.4 million for the nine months ended September 30, 2007. Our stations pay income taxes at rates ranging from 16.0% in Romania to 25.0% in Ukraine.

Minority interest in income of consolidated subsidiaries:  For the nine months ended September 30, 2008, we recognized a charge of US$ 1.8 million in respect of the minority interest in the income of consolidated subsidiaries, compared to a charge of US$ 9.9 million for the nine months ended September 30, 2007.  This reflects the decline in profitability of our Ukraine (Studio 1+1) operations.

Currency translation adjustment, net:  For the nine months ended September 30, 2008, we recognized a gain of US$ 67.1 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 81.0 million for the nine months ended September 30, 2007.  The US dollar appreciated by 5.7% against the new Romanian lei and by 2.9% against the Euro during the nine months ended September 30, 2008, but fell by 4.6% against the Czech Koruna and by 7.7% against the Slovak Koruna.

The net loss on translation for the nine months ended September 30, 2008 included a gain of US$ 28.6 million on the revaluation of an intercompany loan that is considered to form part of our investment in our Czech Republic operations compared to a gain of US$ 36.9 million for the nine months ended September 30, 2007.

Obligation to repurchase shares:  For the nine months ended September 30, 2008, we recognized a gain of US$ 0.5 million compared to US$ nil for the nine months ended September 30, 2007.

IV (m) Condensed consolidated balance sheet as at September 30, 2008 compared to December 31, 2007

Summarized Condensed Consolidated Balance Sheet (US$ 000’s)

	September 30, 2008	December 31, 2007	Movement

Current assets	$598,102	$529,824	12.9%
Non-current assets	2,388,844	1,808,611	32.1%
Current liabilities	243,405	232,770	4.6%
Non-current liabilities	1,199,101	682,703	75.6%
Minority interests in consolidated subsidiaries	98,296	23,155	324.5%
Shareholders’ equity	$1,446,144	$1,399,807	3.3%

Current assets:  Current assets at September 30, 2008 increased US$ 68.3 million compared to December 31, 2007, primarily as a result of increases in cash and program rights, including productions in progress, partially offset by a reduction in accounts receivable.

Non-current assets:  Non-current assets at September 30, 2008 increased US$ 580.2 million compared to December 31, 2007, primarily as a result of the recognition of goodwill and other intangible assets following our acquisition of our Bulgaria operations and additional stakes in our Ukraine (Studio 1+1) operations, as well as increased investment in station property, plant and equipment in the Czech Republic and Romania.

Current liabilities:  Current liabilities at September 30, 2008 increased US$ 10.6 million compared to December 31, 2007, primarily reflecting increases in interest payable, partially offset by a decrease in accounts payable and programming liabilities.

Non-current liabilities:  Non-current liabilities at September 30, 2008 increased US$ 516.4 million compared to December 31, 2007. The movement reflects our issuance of US$ 475.0 million of Convertible Notes; a US$ 16.5 million decrease in the carrying value of our Senior Notes as a result of the movement in the spot rate between December 31, 2007 and September 30, 2008, a US$ 13.7 million increase in the value of our liabilities under currency swaps and the recognition of deferred tax and other liabilities following the acquisition of our Bulgaria operations and additional stakes in  our Ukraine (Studio 1+1) operations .

Minority interests in consolidated subsidiaries:  Minority interests in consolidated subsidiaries at September 30, 2008 increased US$ 75.1 million compared to December 31, 2007, primarily as a result of our granting a put option to our partners in the Studio 1+1 group in connection with our acquisition of an additional 30.0% stake in the Studio 1+1 group.  For more information, see Item 1, Note 18, “Commitments and Contingencies: Ukraine Buyout Agreements”.

Shareholders’ equity:  Total shareholders’ equity at September 30, 2008 increased US$ 46.3 million compared to December 31, 2007, primarily as a result of our net income for the nine months ended September 30, 2008 of US$ 67.7 million and the increase in Other Comprehensive Income (US$ 67.6 million).  These items were partially offset by our recognizing US$ 63.3 million of the cost of the capped call options we entered into in conjunction with our Convertible Notes and US$ 32.9 million in respect of the excess of the value of the redeemable minority interest in Studio 1+1 over the fair value of the underlying put option in shareholders’ equity. Included in the total shareholders’ equity were proceeds from the exercise of stock options (US$ 1.2 million) and a stock-based compensation charge of US$ 5.5 million.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 36.1 million during the nine months ended September 30, 2008.  The change in cash and cash equivalents is summarized as follows:

SUMMARY OF CASH FLOWS

For the Nine Months Ended September 30, (US$ 000's)
	2008	2007

Net cash generated from continuing operating activities	$170,965	$95,889
Net cash used in continuing investing activities	(459,099)	(188,463)
Net cash received from financing activities	386,079	136,446
Net cash used in discontinued operations – operating activities	(1,973)	(2,164)
Net increase in cash and cash equivalents	$82,810	$46,665

Operating Activities

Cash generated from continuing operations increased from US$ 95.9 million in the nine months ended September 30, 2007 to US$ 171.0 million in the nine months ended September 30, 2008. The amount of cash generated by each of our stations other than Croatia and Ukraine (KINO, CITI) increased as a result of improved operational performance with particularly strong increases in the Czech Republic, Romania and the Slovak Republic. These increases more than offset our increased investment in programming, particularly in Ukraine, which is experiencing significant price inflation for popular Russian series and is making additional investments in such programming to boost ratings, and in Croatia, where we are improving the quality of our programming to drive ratings growth.  It is likely that the cost of acquired programming across all our markets will continue to grow in the future.

Investing Activities

Cash used in investing activities increased from US$ 188.5 million in the nine months ended September 30, 2007 to US$ 459.1 million in the nine months ended September 30, 2008.  Our investing cash flows in the nine months ended September 30, 2008 were primarily comprised of:

•
payment of US$ 223.2 million in connection with our acquisition of an additional 30.0% stake in the Studio 1+1 group including acquisition costs (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Ukraine (Studio 1+1)”);

•
Total payments of US$ 146.8 million in connection with our acquisition of Bulgarian operations, including acquisition costs (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Bulgaria”);

•
payments of RON 47.2 million (approximately US$ 20.6 million at the date of payment) in connection with our acquisition of the assets of Radio Pro (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Romania”);

•	payments of US$ 9.9 million in connection with our acquisition of Jyxo and Blog (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Czech Republic”) and
•	capital expenditures of US$ 59.6 million.

Financing Activities

Net cash received from financing activities in the nine months ended September 30, 2008 was US$ 386.1 million compared to US$ 136.4 million in the nine months ended September 30, 2007.  The amount of cash received in the nine months ended September 30, 2008 reflects the net proceeds of US$ 400.3 million from the issuance of Convertible Notes.

Discontinued Operations

In the nine months ended September 30, 2008, we paid taxes of US$ 2.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 2.2 million in the nine months ended September 30, 2007.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate additional cash requirements in the near future, subject to the matters disclosed under “Contractual Obligations and Commitments” and “Cash Outlook” below.

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

V (c) Contractual Obligations and Commitments

Our future contractual obligations as of September 30, 2008 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,060,064	$18,395	$1,700	$825,424	$214,545
Long-Term Debt – interest	276,820	73,927	118,992	74,017	9,884
Capital Lease Obligations	7,323	1,439	1,438	1,325	3,121
Operating Leases	12,456	5,505	5,454	1,214	283
Unconditional Purchase Obligations	195,821	145,086	24,591	22,421	3,723
Other Long-Term Obligations	2,112	1,862	250	-	-
FIN 48 obligations	2,172	426	1,746	-	-
Obligation to purchase Ukraine (Studio 1+1) minority interest	109,100	109,100	-	-	-
Deferred consideration	7,139	5,573	1,566	-	-
Total Contractual Obligations	$1,673,007	$361,313	$155,737	$924,401	$231,556

Long-Term Debt

At September 30, 2008, we had the following debt outstanding:

			September 30, 2008 (US$ 000’s)
Corporate	(1	) – (4)	$1,039,969
Czech Republic operations	(5	) – (7)	14,497
Slovak Republic operations		(8)	3,898
Slovenia operations		(9)	-
Ukraine (KINO, CITI) operations		(10)	1,700
Total			$1,060,064

(1)
As at September 30, 2008 we had EUR 395.0 million (approximately US$ 565.0 million) of Senior Notes outstanding, comprising EUR 245.0 million (approximately US$ 350.4 million) of 8.25% senior notes due May 2012 (the “Fixed Rate Notes”) and EUR 150.0 million (approximately US$ 214.6 million) of floating rate Senior Notes due May 2014, (the “Floating Rate Notes”, collectively the “Senior Notes”) which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625% (6.504% was applicable at September 30, 2008).

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

As of September 30, 2008, Standard & Poor’s senior unsecured debt rating for our Senior Notes was BB and our corporate credit rating was BB, having last been upgraded on April 23, 2008. At September 30, 2008 Moody’s Investors Services senior unsecured debt rating for our Senior Notes and our corporate credit rating was Ba2.

(2)
As at September 30, 2008 we had US$ 475.0 million of 3.50% Convertible Notes outstanding that mature on March 15, 2013 (the “Convertible Notes”).  Interest is payable semi-annually in arrears on each March 15 and September 15.

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

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 143.0 million) arranged by  the European Bank for Reconstruction and Development (“EBRD” and the “EBRD Loan”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 71.5 million) also arranged by EBRD (collectively the “EBRD Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million.

We also entered into a supplemental agreement on August 22, 2007 to amend the interest rate payable on the initial EUR 100.0 million loan, as a result of which the EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan. The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. On October 15 and 24, 2008 we drew down EUR 50 million (US$ 71.5 million) and EUR 100 million (US$ 143.0 million), respectively, to fund the purchase of the remaining 10.0% interest in the Studio 1+1 group and for general corporate purposes. We intend to repay EUR 50.0 million (US$ 71.5 million) of this drawing on November 10, 2008.

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

(4)
We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 14.3 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. as part of a cash pooling arrangement with BMG. This arrangement enables us to receive credit across the group in respect of cash balances which our subsidiaries in the Netherlands, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at September 30, 2008, the full EUR 10.0 million (approximately US$ 14.3 million) facility was available to be drawn. Interest is payable at the prevailing money market rate plus 2.00% on the drawn amount. At September 30, 2008, our Slovak Republic operations had drawings of SKK 82.3 million (approximately US$ 3.9 million) against deposits made by our subsidiary in the Netherlands.

(5)
CET 21 has a credit facility of CZK 1.2 billion (approximately US$ 69.6 million) with Ceska Sporitelna, a.s. (“CS”).  The final repayment date is December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.65%.  A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.(“FCS”), a subsidiary of CS.

(6)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 14.5 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.  As at September 30, 2008, the full CZK 250.0 million (approximately US$ 14.5 million) was drawn under this facility bearing interest at an aggregate 5.63% (the applicable three-month PRIBOR rate at September 30, 2008 was 3.98%).

(7)
As at September 30, 2008, there were no drawings under a CZK 300.0 million (approximately US$ 17.4 million) factoring facility with FCS.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(8)	As at September 30, 2008, one of our Slovakian subsidiares had drawn approximately SKK 82.3 million (approximately US$ 3.9 million) on the BMG cash pool.

(9)
A revolving five-year facility agreement was entered into by Pro Plus for up to EUR 37.5 million (approximately US$ 53.6 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at September 30, 2008, EUR 26.3 million (approximately US$ 37.5 million)  was available for drawing under this revolving facility; there were no drawings outstanding.

(10)
Our Ukraine (KINO, CITI) operations have entered into a number of three-year unsecured loans with Glavred-Media, LLC, the minority shareholder in Ukrpromtorg.  As at September 30, 2008, the total value of loans drawn was US$ 1.7 million.  The loans are repayable between August 2009 and December 2009 and bear interest at 9.0%.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.9 million.  For more information on our capital lease obligations see Item 1, Note 10.

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At September 30, 2008, we had commitments in respect of future programming of US$ 188.5 million (December 31, 2007: US$ 107.6 million).  This includes contracts signed with license periods starting after September 30, 2008.  For more information on our programming commitments see Item 1, Note 18.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 1.3 million (see Item 1, Note 18 “Commitments and Contingencies: Dutch Tax”.)

In addition to the amounts disclosed above, Adrian Sarbu, our Chief Operating Officer, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining interest is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our 8.7% shareholding in Media Pro. As at September 30, 2008, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

V (d) Cash Outlook

We have significant debt service obligations in respect of our Senior Notes, the Convertible Notes and the EBRD Loan. We drew the full amount of the EBRD Loan in October 2008 to fund the purchase of the remaining 10.0% interest in the Studio 1+1 group (see Item 1, Note 19, “Subsequent Events”) and for general corporate purposes. We have undrawn credit facilities in the Czech Republic and Slovenia.

Our future cash needs will depend on our overall financial performance, debt service requirements under the Senior Notes, the Convertible Notes and the EBRD Loan and in respect of other indebtedness as well as any future acquisition, investment and development projects.  The majority of our indebtedness, which is represented by the Senior Notes and the Convertible Notes, have maturity dates from May 2012 to May 2014. The EBRD Loan amortizes by 15% every six months from May 2009 through November 2010, with the final 40% payable in May 2011.

Our capacity to raise further funds through external debt facilities depends on our satisfaction of leverage and interest cover ratios under the Senior Notes. The leverage ratio is incorporated into the EBRD Loan.  In the short-term, subject to compliance with the covenants of our other indebtedness, we presently are able to fund our operations and committed investments from cash generated from operations, our current cash and cash equivalents (approximately US$ 225.6 million, at September 30, 2008) and available undrawn credit facilities (US$ 339.1 million, at September 30, 2008), plus an unutilized, uncommitted EUR 10.0 million (approximately US$ 14.3 million) overdraft facility from BMG under our cash pooling arrangement (see Item 1, Note 10, “Credit Facilities and Obligations under Capital Leases”) .  The cash pooling arrangement enables us to receive credit in respect of cash balances which our subsidiaries in the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG.

We expect to invest up to US$ 110.0 million in capital expenditure in 2008 across our broadcast and non-broadcast operations and approximately US$ 10.0 million in operating expenditure in our non-broadcast operations.

Our Croatia operations continue to require funding to improve their performance.  We expect the funding required to support Nova TV (Croatia) to be approximately US$ 28.5 million during 2008.

Over the next three years, we expect to invest to transform the performance of our Bulgaria and Ukraine operations. We are currently reviewing these plans and the associated level of investment.

Liquidity

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

Credit rating agencies have begun to monitor companies much more closely during recent months and have made liquidity, and the key ratios associated with it, a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 3.6 times at September 30, 2008 and is calculated as our Gross Debt divided by our trailing twelve months Segment EBITDA after corporate operating costs. As at September 30, 2008, our total gross debt of US$ 1,204.5 million was the sum of our credit facilities and obligations under capital leases as disclosed in our financial statements and the liability under our swap agreements, plus the US$ 109.1 million we were obligated to pay following our exercise of our call option to purchase the remaining 10.0% of the Studio 1+1 group from Messrs. Rodnyansky and Fuchsmann. Our trailing twelve month Segment EBITDA after corporate operating costs was US$ 330.4 million.

Another key ratio is our net leverage ratio, as defined in our Senior Notes as gross debt less cash and cash equivalents divided by our trailing twelve months Segment EBITDA after corporate operating costs, which was 2.9 times at September 30, 2008

Since September 30, 2008 we have drawn the whole of our EBRD facility of EUR 100.0 million (US$ 143.0 million) and EUR 50.0 million (US$ 71.5 million) during October 2008 and intend to repay EUR 50.0 million (US$ 71.5 million) on November 10, 2008. We have also paid US$ 109.1 million to Messrs. Rodnyansky and Fuchsmann to purchase the remaining 10.0% of the Studio 1+1 Group. The overall effect of these transactions will be to increase our gross debt to US$ 1,238.4 million and our gross leverage ratio to 3.7 times using foreign exchange rates prevailing at September 30, 2008.

Standard and Poors and Moodys require a  gross leverage ratio of between 3.5 and 4.0 times to be eligible for their BB and Ba2 ratings respectively, with a preference for the lower end of this range. Currently, our gross leverage ratio is within this range and we expect that the higher levels of cash we intend to hold will mitigate against the risk of downgrading that our gross leverage ratio moving closer to 4.0 times will carry. A downgrade may result in our having to pay a higher interest rate in any future financing and may make it more difficult for us to raise additional debt.  We do not have any credit facilities or other financial instruments which would require early termination, the posting of collateral or any other financial penalties solely in the event of our credit rating being downgraded. For the short term we intend to hold a higher level of cash, with a consequent increase in gross debt, in order to ensure liquidity in the current difficult financial markets.

In view of the severe tightening of credit and the limited availability of financing on attractive terms at present it is unclear when it will next be possible to raise additional or replacement finance from the capital markets. We believe that we have adequate financial resources to meet our present obligations and development plans and will closely control our operating and capital expenditures to ensure this.  We will also carefully monitor the debt and equity markets and stand ready to access them if required and when conditions to do so become favorable.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A and Morgan Stanley Capital Services Inc. (see Item 1, Note 12 “Financial Instruments” and Fair Value Measurements) under which we periodically exchange CZK for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the Czech Koruna we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

Capped Call Options

On March 4, 2008, we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (“Lehman OTC,” 1,583,333 shares), BNP Paribas (“BNP,” 1,583,333 shares) and Deutsche Bank Securities Inc. (“DB,” 1,357,144 shares) (See Item 1, Note 5 “Senior Debt: Convertible Notes”). Under the terms of these agreements, the counterparties are obliged to deliver, at our election following a conversion of the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman OTC, “Lehman Brothers”), the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default that gave us the right to terminate early the capped call option agreement with Lehman OTC and to claim for losses. We exercised this right on September 16, 2008 and have claimed an amount of US$ 19.9 million, which bears interest at a rate equal to our estimate of our cost of funding plus 1% per annum.

We consider the likelihood of similar loss on the BNP or DB contracts to be significantly less following the coordinated response of Europe’s central banks to the global liquidity crisis and the pivotal positions that each of these banks occupy in its respective countries. In the event of any similar default,  there would be no impact on our current liquidity since the purchase price of the options have already been paid and we have no further obligation under the terms of the contracts to deliver cash or other assets to the counterparties.  Any default would increase the dilutive effect to our existing shareholders resulting from the issuance of shares of Class A common stock upon any conversion of the Convertible Notes.

Cash Deposits

We deposit cash in the global money markets with a range of bank counterparties and frequently review the counterparties we choose.  The maximum period of deposit is three months but we have more recently held amounts on deposit for shorter periods, from overnight to one month. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only place cash with banks of an investment grade of A or A2 or higher. In addition to credit ratings, during the current financial crises we have also closely monitored the credit default swap spread and other market information for each of the banks with which we consider depositing or have deposited funds.

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

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) are largely prospective, we do not expect its adoption to have a material impact on our consolidated financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FAS 162 is effective from November 15, 2008. The adoption of FAS 162 will not have a material impact on our consolidated financial position and results of operations.

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

Impact for the quarterly period ended September 30, 2008:
	For the Three Months Ended			For the Nine Months Ended
US$ million	As reported	Impact of Adoption	As Adjusted	As reported	Impact of Adoption	As Adjusted
Consolidated Statement of Operations:
Interest expense	(17.9)	(4.2)	(22.1)	(50.3)	(9.4)	(59.7)

				As at September 30, 2008
US$ million				As reported	Impact of Adoption	As Adjusted
Consolidated balance sheet:
Other current assets				112.9	(0.7)	112.2
Other non-current assets				22.7	(1.7)	21.0
Senior Debt				1,040.0	101.0	1,141.0
Additional paid-in capital				1,017.4	108.1	1,125.5
Retained Earnings				66.3	(9.4)	56.9

In addition, at present we expect that the adoption of FSP APB 14-1 will cause our interest expense in  the 2008 and 2009 financial years to increase by approximately US$ 14.0 million and US$ 18.9 million respectively.

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

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A and Morgan Stanley Capital Services Inc, under which we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 620.5 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 537.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at September 30, 2008 was a US$ 29.9 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Part I, Item 1, Note 5 “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at September 30, 2008, we have six tranches of debt that provide for interest at a spread above a base rate EURIBOR or PRIBOR, and four tranches of debt which were maintained with a fixed interest rate.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at September 30, 2008

Expected Maturity Dates	2008	2009	2010	2011	2012	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	245,000	-
Average interest rate (%)	-	-	-	-	8.25%	-
Variable rate	-	-	-	-	-	150,000
Average interest rate (%)	-	-	-	-	-	6.5%

Total debt in US$ (000's)
Fixed rate	-	1,700	-	-	-	475,000
Average interest rate (%)	-	9.00%	-	-	-	3.5%

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	250,000	-	-	-	-	-
Average interest rate (%)	5.63%	-	-	-	-	-

Variable Interest Rate Sensitivity as at September 30, 2008

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at September 30, 2008 (US$ 000's)	Interest Rate as at September 30, 2008	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

214,545 (EUR 150.0 million)	6.50%	13,954	16,099	18,244	20,389	22,534	24,679
14,497 (CZK 250.0 million)	5.63%	816	961	1,106	1,251	1,396	1,541
Total		14,770	17,060	19,350	21,640	23,930	26,220

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, a party to litigation that arises in the normal course of our business operations. However, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations. As discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, we  terminated the arbitration proceedings with Messrs. Rodnyansky and Fuchsmann relating to the Studio 1+1 group in Ukraine on July 3, 2008.

Item 1A.  Risk Factors

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Information”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

Risks Relating to our Operations

Our operating results are dependent on favorable economic and political conditions in countries in which we operate.

The results of our operations rely heavily on advertising revenue and demand for advertising is affected by prevailing general and regional economic conditions.  Although prior years have witnessed growth in the economies of our operating countries, there can be no assurance that these trends will continue or that any such improvement in economic conditions will generate increased advertising revenue. Recently, concerns over inflation, the availability and cost of credit, energy costs and geopolitical issues have contributed to increased volatility in the financial markets and diminished expectations for growth in a number of economies worldwide in the near term. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and concerns of a recession in the United States as well as in countries across Western and Central and Eastern Europe. Adverse economic conditions generally and downturns in the economies of our operating countries specifically are likely to negatively impact the advertising industries in those countries by reducing the amounts our customers spend on advertising, which could result in a decrease in demand for our advertising airtime. In addition, disasters, acts of terrorism, civil or military conflicts or general political uncertainty may create economic uncertainty that reduces advertising spending.  The occurrence of any of these events may have a material adverse affect on our financial position, results of operations and cash flows.

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

Our reporting currency is the dollar but the majority of our consolidated revenues and costs, including programming rights expenses and interest on debt, are in other currencies.  Furthermore, the functional currency of our operations in Ukraine is the dollar.  This is subject to annual review and new circumstances that may be identified during these annual reviews may result in the use of a functional currency that differs from our reporting currency.  In addition, our Senior Notes and the EBRD Loan are denominated in Euros.  We have not attempted to hedge the Senior Notes.  We have in the past and may therefore in the future continue to experience significant gains and losses on the translation of our segment revenues, the Senior Notes and the EBRD loan into dollars due to movements in exchange rates between the Euro, the currencies of our local operations and the dollar.

Our operating results depend in part on our ability to successfully implement our strategic plan for Ukraine following the completion of the buyout of our minority partners.

In June 2008 we completed the acquisition of an additional 30% interest in the Studio 1+1 group from our partners, increasing our beneficial  ownership interest to 90% (see Part I, Item 1, Note 3 “Acquisitions and Disposals: Ukraine”), and on October 17, 2008, completed the acquisition of the remaining 10% interest in the Studio 1+1 group for cash consideration of US$ 109.1 million (the “Ukraine Buyout”) (see Part I, Item 1, Note 19 “Subsequent Events”). We have undertaken a review of the Studio 1+1 group operations and have announced a multi-year business plan to improve the overall standing and performance of the STUDIO 1+1 channel together with our other channels in Ukraine and to achieve a leading position in Ukraine.  Successful implementation of this business plan will depend on several factors, including but not limited to our ability to consolidate the operations of our Ukraine channels, our achieving cost savings by consolidating these operations,  the cost and popularity of local productions and Russian-language programming, and our ability to achieve higher ratings and audience share, the implementation of new management processes, the strength of the local management team, relationships with external advertising agencies, the ability of our internet properties in Ukraine to generate revenues as well as on general economic conditions in Ukraine and the ability of the Ukrainian government to maintain political stability and introduce economic reforms.  In addition, there may be substantial costs relating to material operational changes that will be incurred in connection with the implementation of the business plan.  There can be no assurance that we will be able to successfully implement a new strategy in Ukraine, and any such failure could have a material adverse effect on our financial position, results of operations and cash flows.

We may seek to make acquisitions of other stations, networks, content providers or other companies in the future, and we may fail to acquire them on acceptable terms or successfully integrate them or we may fail to identify suitable targets.

Our business and operations continue to experience rapid growth, including through acquisition. The acquisition and integration of new businesses, including our acquisition of broadcasting assets in Bulgaria in August 2008, pose significant risks to our existing operations, including:

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

In certain of our markets, the local shareholders, general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media-related companies. We may not be aware of all such business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interests which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes and the EBRD Loan. In addition, there have been instances in the past where certain related party receivables have been collected more slowly than unrelated third party receivables, which have resulted in slower cash flow to our operating companies. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

We may not be able to prevent the management of our operating companies from entering into transactions that are outside their authority and not in the best interests of shareholders.

The general directors of our operating companies have significant management authority on a local level, subject to the overall supervision by the corresponding company board of directors.  In addition, we typically grant authority to other members of management through delegated authorities. In the past, our internal controls have detected transactions that have been entered into by managers acting outside of their authority.  Internal controls may not be able to prevent an employee from acting outside his authority.  There is therefore a risk that employees with delegated authorities may act outside their authority and that our operating companies will enter into transactions that are not duly authorized.  Unauthorized transactions may not be in the best interests of our shareholders, may create the risk of fraud or the breach of applicable law, which may result in transactions or sanctions that may have an adverse impact on our financial position, results of operations and cash flows.

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.

Television programming is one of the most significant components of our operating costs, particularly in Ukraine.  The commercial success of our channels depends substantially on our ability to develop, produce or acquire programming that matches audience tastes, attracts high audience shares and generates advertising revenues.  The costs of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of greater competition from existing and new television broadcasting channels. Our expenditure in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent.  In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets.  In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming as well as to write down the value of such underperforming programming.  Any increase in programming costs or write-downs could have a material adverse effect on our financial condition, results of operations and cash flows.

The transition to digital broadcasting may require substantial additional investments and the timing of such investments is uncertain.

Countries in which we have operations are initiating the migration from analog terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with its own timeframe and regulatory and investment regime.  The specific timing and approach to implementing such plans is subject to change. We cannot predict the effect of the migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast for our existing channels or any additional channels if such additional rights or licenses should be required under any relevant regulatory regime.  Furthermore, we may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution and content rights. We may not have access to resources sufficient to make such investments when required.

Our operations are subject to significant changes in technology that could adversely affect our business.

The television broadcasting industry may be affected by rapid innovations in technology.  The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand and the availability of television programming on portable digital devices, have fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our business. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences.  Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms.  Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems.  In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming.  Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

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

Our current broadcasting licenses expire at various times between November 2008 and September 2019.  Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Our ability to make debt service payments under our Senior Notes, Convertible Notes, the EBRD Loan and other indebtedness depends on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors.  If our cash flow and capital resources are insufficient to fund our debt service obligations, we would face substantial liquidity problems. We may not be able to maintain the ratings of our Senior Notes or Convertible Notes without adequate liquidity, which would have an adverse impact on our ability to raise additional debt financing.  We may be obliged to reduce or delay capital or other material expenditures at our stations, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. It may not be possible to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which may have an adverse effect on our financial position, results of operations and cash flows.

Our increased debt service obligations following the issuance of the Senior Notes, Convertible Notes and drawdowns under the EBRD Loan may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes, Convertible Notes and the EBRD Loan and we are restricted in the manner in which our business is conducted (see Part I, Item 1, Note 5 “Senior Debt”).  Our high leverage could have important consequences to our business and results of operations, including but not limited to increasing our vulnerability to a downturn in our business or economic and industry conditions, as well as limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate is somewhat limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and strategic plan.

Under the Senior Notes, Convertible Notes and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies that hold substantially all of our assets and a default on our obligations could result in our inability to continue to conduct our business.

Pursuant to the terms of the Indentures, the indenture pursuant to which our Convertible Notes were issued (the “2008 Indenture”) and the EBRD Loan, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1.  If we were to default on any of the Indentures, the 2008 Indenture or the EBRD Loan, the trustees under our Indentures and the 2008 Indenture or EBRD would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under such debt instruments.

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

The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Business and Operations” as well as the following: license renewals, general economic and business trends, variations in quarterly operating results, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investor and securities analyst perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry.  In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies.  These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.

Our share price may be adversely affected by future issuances and sales of our shares.

As at October 24, 2008, we have a total of 1.1 million options to purchase Class A Republic common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech) group, holds 3,500,000 unregistered shares of Class A common stock and Igor Kolomoisky, a member of our Board of Directors and a party to the Ukraine Buyout, holds 1,275,227 unregistered shares of Class A common stock.  In addition, the Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Holders of the Convertible Notes have registration rights with respect to the shares of Class A common stock underlying the Convertible Notes. Prior to December 15, 2012, the Convertible Notes will be convertible following certain events and from that date, at any time through March 15, 2013. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. (see Part I, Item 1, Note 5 “Senior Debt”). To mitigate the dilutive effect of a conversion of the Convertible Notes on our Class A common stock, we have entered into several capped call transactions, and in connection therewith we have purchased call options with respect to shares of our Class A common stock that are exercisable in the event of a conversion of the Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of an option (see Part I, Item 1, Note 5 “Senior Debt”). We cannot predict what effect, if any, the issuance of shares of Class A common stock underlying options or the Convertible Notes, or the entry into trading of such registered or unregistered shares or any future issuances of our shares of Class A common stock will have on the market price of our shares.  If more shares of Class A common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Item 6.  Exhibits

a) The following exhibits are attached:

10.9	Employment Agreement between CME Development Corporation and Michael Garin, dated March 30, 2004.
10.10	Master Share Purchase Agreement between CME Media Enterprises B.V. and Top Tone Media Holdings Limited, dated July 28, 2008.
10.11	TV2 Group Shareholders Agreement between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Equip Limited, dated July 28, 2008.
31.01	Sarbanes-Oxley Certification s. 302 CEO, dated October 29, 2008.
31.02	Sarbanes-Oxley Certification s. 302 CFO, dated October 29, 2008.
32.01	Sarbanes-Oxley Certification – CEO and CFO, dated October 29, 2008. (furnished only)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2008.	/s/ Michael Garin Michael Garin Chief Executive Officer (Duly Authorized Officer)

Date: October 29, 2008.	/s/ Wallace Macmillan Wallace Macmillan Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

10.9	Employment Agreement between CME Development Corporation and Michael Garin, dated March 30, 2004.

10.10	Master Share Purchase Agreement between CME Media Enterprises B.V. and Top Tone Media Holdings Limited, dated July 28, 2008.

10.11	TV2 Group Shareholders Agreement between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Equip Limited, dated July 28, 2008.

31.01	Sarbanes-Oxley Certification s. 302 CEO, dated October 29, 2008.

31.02	Sarbanes-Oxley Certification s. 302 CFO, dated October 29, 2008.

32.01	Sarbanes-Oxley Certification – CEO and CFO, dated October 29, 2008. (furnished only).