Form 10-K
period 2008-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2009-02-25
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
CLASS A COMMON STOCK, $0.08 PAR VALUE

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 (based on the closing sale price of US$ 90.53 of the registrant’s Common Stock, as reported by the Nasdaq Global Select Market on such date) was approximately US$ 3.3 billion.

Number of shares of Class A Common Stock outstanding as of February 20, 2009:  36,024,273

Number of shares of Class B Common Stock outstanding as of February 20, 2009:   6,312,839

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant’s Proxy Statement for the 2009 Annual General Meeting of Shareholders	Part III

Unless the context otherwise requires, references in this report to the “Company”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME”) or CME and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates.  All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “SKK” are to Slovak korunas, all references to “UAH” are to Ukrainian hryvnia, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” or “£” are to British pounds.  The exchange rates as of December 31, 2008 used in this report are BGN/US$ 1.41; HRK/US$ 5.21; CZK/US$ 19.35; RON/US$ 2.83; SKK/US$ 21.39; UAH/US$ 7.7; EUR/US$ 0.72 and GBP/US$ 0.68.

Forward-Looking Statements

This report contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “expect”, “plan”, “estimate”, “intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: the effect of the credit crisis and economic downturn in our markets as well as in the United States and Western Europe; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the impact of any additional investments we make in our Bulgaria, Croatia and Ukraine operations; our effectiveness in implementing our strategic plan for the Studio 1+1 group in Ukraine; our ability to make future investments in television broadcast operations; our ability to develop and  implement strategies regarding sales and multi-channel distribution; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publically update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART 1

ITEM 1.                      BUSINESS

GENERAL

CME is a Bermuda company that, together with its subsidiaries and affiliates, invests in, develops and operates commercial television channels in Central and Eastern Europe.  At present, we have operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

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

CORPORATE STRUCTURE

CME was incorporated on June 15, 1994 under the laws of Bermuda.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We have ownership interests in license companies and operating companies in each market in which we operate.  Operations are conducted either by the license companies themselves or by separate operating companies.  License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license.  We generate revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on air of the television channels that we operate.  Other than in Bulgaria and Slovenia, the license companies also act as operating companies.  As depicted in the table below, our share of profits in our license and operating companies corresponds with our voting interest.  Below is an overview of our operating structure at December 31, 2008 and a chart that details our  simplified corporate structure.

Company Name	Effective Voting Interest	Type of Affiliate	TV Channels

Bulgaria
Operating Companies:
LG Consult EOOD	80.0%	Consolidated Subsidiary	N/A

Ring TV EAD (“Ring TV”)	80.0%	Consolidated Subsidiary	RING TV

License Company:
TV2 EOOD	80.0%	Consolidated Subsidiary	TV2

Croatia
License Company:
Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Consolidated Subsidiary	NOVA TV (Croatia)

Czech Republic
License Company:
CET 21 spol s.r.o. (“CET 21”)	100.0%	Consolidated Subsidiary	TV NOVA (Czech Republic) NOVA CINEMA and NOVA SPORT

Romania
Operating Companies:
Media Pro International S.A. (“MPI”)	95.0%	Consolidated Subsidiary	N/A
Media Vision S.R.L. (“Media Vision”)	95.0%	Consolidated Subsidiary	N/A

License Company:
Pro TV S.A. (“Pro TV”)	95.0%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL, MTV ROMANIA and SPORT.RO
Slovak Republic
License Company:
MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”)	100.0%	Consolidated Subsidiary	TV MARKIZA

Slovenia
Operating Company:
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Consolidated Subsidiary	N/A

License Companies:
POP TV d.o.o. (“Pop TV”)	100.0%	Consolidated Subsidiary	POP TV
Kanal A d.o.o. (“Kanal A”)	100.0%	Consolidated Subsidiary	KANAL A

Ukraine
Operating Companies:
Innova Film GmbH (“Innova”)	100.0%	Consolidated Subsidiary	N/A
International Media Services Ltd. (“IMS”)	100.0%	Consolidated Subsidiary	N/A
1+1 Production	100.0%	Consolidated Subsidiary	N/A
TV Media Planet Ltd. (“TV Media Planet”)	100.0%	Consolidated Subsidiary	N/A

License Company:
Studio 1+1 LLC (“Studio 1+1”)	100.0%	Consolidated Subsidiary	STUDIO 1+1
Gravis LLC (“Gravis”)	60.4%	Consolidated Subsidiary	CITI (1)
Gravis – Kino LLC (“Gravis-Kino”) (2)	60.4%	Consolidated Subsidiary	KINO
Tor LLC (“Tor”) (3)	60.4%	Consolidated Subsidiary	KINO
Zhysa LLC (“Zhysa”) (3)	60.4%	Consolidated Subsidiary	KINO
(1) We owned CITI until February 10, 2009. See Part II, Item 8, Note 23 “Subsequent Events”. We now hold no ownership in Gravis.
(2) On January 26, 2009 we acquired 100% ownership of Gravis-Kino.
(3) Zhysa and Tor hold local terrestrial licenses which allow them to re-broadcast the KINO signal. On January 14, 2009, we acquired 100% ownership of Zhysa and Tor.

SIMPLIFIED CORPORATE OWNERSHIP STRUCTURE
CONTINUING OPERATIONS
(AS AT DECEMBER 31, 2008)

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch and Netherlands Antilles holding companies
100%
CME Development Corporation (Delaware)
100%
Nova TV (Croatia)
95%
Pro TV (Romania)
100%
Pro Plus (Slovenia)
100%
Kanal A (Slovenia)
100%
Pop TV (Slovenia)
100%
CET 21 (Czech Republic)
40%
100%
CME Slovak Holdings (Netherlands)
100%
Markiza (Slovak Republic)
60%
Innova (Germany)
100%
1+1 Production (Ukraine)
30%
Studio 1+1 (Ukraine)
70%
65.5%
Ukrpromtorg (Ukraine)
92.2%
Gravis, Gravis-Kino (Ukraine)
80%
TV2 (Bulgaria)
80%
Ring TV (Bulgaria)

OPERATING ENVIRONMENT

Our television channels reach an aggregate of approximately 87.6 million people in seven countries with a combined population of approximately 97 million people.  The rankings of our channels in the markets in which they broadcast are reflected below.

Country	TV Channels	Launch Date	Technical Reach (1)	2008 All Day Audience Share (2)	Market Rank (2)
Bulgaria	TV2	November 2007 (3)	80.3%	2.0%	8
	RING TV	September 1998 (3)	58.6%	0.3%	22
Croatia	NOVA TV (Croatia)	August 2000 (4)	89.0%	22.5%	3
Czech Republic	TV NOVA (Czech Republic)	February 1994 (5)	97.3%	41.5%	1
	NOVA SPORT	April 2002 (6)	20.7%	n/a	n/a
	NOVA CINEMA(7)	December 2007	37.9%	0.5%	7
Romania	PRO TV	December 1995	98.6%	16.5%	1
	ACASA	February 1998	90.1%	8.1%	3
	PRO CINEMA	April 2004	75.0%	2.0%	10
	SPORT.RO	July 2003 (8)	63.8%	1.6%	13
	MTV ROMANIA	June 2002 (9)	56.3%	0.6%	30
Slovak Republic	TV MARKIZA	August 1996	99.4%	35.1%	1
Slovenia	POP TV	December 1995	95.7%	25.4%	1
	KANAL A	October 1991 (10)	93.7%	15.0%	3
Ukraine	STUDIO 1+1	January 1997	98.5%	12.0%	2
	KINO	August 1993 (11)	52.5%	0.6%	19
	CITI	March 1994 (11)	8.2%	0.1%	18
(1)
Source: Bulgaria: TNS; Croatia: AGB Nielsen Media Research; Czech Republic: ATO - Mediaresearch; Romania: GFK; Slovak Republic:  PMT / TNS SK; Slovenia: AGB Nielsen Media Research; Ukraine: GFK. “Technical Reach” is a measurement of the percentage of a country’s population that is able to receive the signals of the indicated channels.

(2)
Source: Bulgaria: TNS; Croatia: AGB Nielsen Media Research; Czech Republic:  ATO – Mediaresearch; Romania: GFK; Slovak Republic: PMT / TNS; Slovenia: AGB Nielsen Media Research; Ukraine: GFK. Sales target group all day audience share and market rank.

(3)	We acquired TV2 and RING TV in August 2008.
(4)	We acquired NOVA TV (Croatia) in July 2004.
(5)	We acquired TV NOVA (Czech Republic) in May 2005.
(6)	We acquired NOVA SPORT in September 2005.
(7)	Technical reach for NOVA CINEMA includes the entrance of DBV-T (December 15, to December 31, 2008)
(8)	We acquired SPORT.RO in March 2007.
(9)	We acquired the license to broadcast MTV ROMANIA in December 2007.
(10)	We acquired KANAL A in October 2000.
(11)	We acquired KINO and CITI in January 2006 and relaunched them in July 2006 and December 2006, respectively. We disposed of the CITI channel in February 2009.

The following table shows the population, technical reach of our primary channel, number and proportion of television households, and cable penetration for those countries of Central and Eastern Europe where we conduct broadcast operations.

Country	Population (in millions) (1)	Technical reach (in millions) (2)	Television Households Reached (in millions) (3)	Television Households Reached (%) (3)	Cable Penetration (3)
Bulgaria	7.6	5.9	2.3	99%	60%
Croatia	4.6	3.7	1.3	97%	16%
Czech Republic	10.2	9.9	3.8	98%	23%
Romania	21.3	19.9	7.0	97%	67%
Slovak Republic	5.4	5.0	1.6	98%	43%
Slovenia	2.0	1.9	0.6	98%	65%
Ukraine	45.9	41.3	16.4	97%	32%
Total	97.0	87.6	33.0

(1)	Source: Global Insight.
(2)
Source: Internal estimates supplied by each country’s operations. Each of our operations has estimated its own technical reach based on the location, power and frequency of each of its transmitters and the local population density and geography around the transmitter. The technical reach is separate from the independent third party measurement that determines audience shares.

(3)
Source: Bulgaria: TNS, Croatia: AGB Nielsen Media Research,; Czech Republic: ATO Mediaresearch (Continual Study); Romania: GFK– Establishment Survey; Slovak Republic: TNS; Slovenia: AGB Nielsen Media Research –Establishment Survey 2008; Ukraine: GFK.

Regulation

In this report, we refer to each broadcasting regulatory authority or agency in our operating countries individually as the “Media Council” and collectively as the “Media Councils”.  These authorities or agencies are as follows:

Bulgaria:	Council for Electronic Media
Croatia:	Electronic Media Council
Czech Republic:	The Council for Radio and Television Broadcasting
Romania:	National Audio-Visual Council
Slovak Republic:	Council of the Slovak Republic for Broadcasting and Television Transmission
Slovenia:	Post and Electronic Communications Agency of the Republic of Slovenia
Ukraine:	National Council for Television and Radio Broadcasting

Media Councils generally supervise broadcasters and their compliance with national broadcasting legislation.  On the accession to the European Union (the “EU”) of any Central or Eastern European country in which we operate, our broadcast operations in such country become subject to EU legislation, including regulations on the origin of programming content.  The Czech Republic, Slovenia and the Slovak Republic acceded to the EU on May 1, 2004.  Romania and Bulgaria acceded to the EU on January 1, 2007.

The EU Audiovisual Media Services Directive (the “AVMS Directive”) came into force in December 2007, amending the Television Without Frontiers Directive (the “TWF Directive”). The AVMS Directive extends the legal framework from television broadcasting provided by the TWF Directive to media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and mobile television) transmissions of media services, with the latter subject to lighter regulation. Among other things, the AVMS Directive preserves the requirement that broadcasters, where “practicable and by appropriate means,” reserve a majority of their broadcast time for “European works.”  Such works are defined as originating from an EU member state or a signatory to the Council of Europe’s Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries.  In addition, the AVMS Directive also preserves the requirement that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. The AVMS Directive has relaxed regulations in respect of advertising shown in linear broadcasts and has extended some of those rules to non-linear broadcasts.  In general, rules restricting when programming can be interrupted by advertising in linear broadcasting have been abolished except in the case of movies, news and childrens programming, where programming can be interrupted once every thirty minutes or more.  In addition, broadcasters may use product placement in most genres, subject to the identification of such practices and limitations on prominence.  Member states have two years to implement the AVMS Directive, and may adopt stricter conditions than those set forth in the AVMS Directive.  We intend to participate actively in any consultation process in respect of the implementation of the AVMS Directive in countries in which we operate that are EU members.

License Renewal

Regulatory bodies in each country in which we operate control access to the available frequencies through licensing regimes. The analog licenses to operate our terrestrial broadcast operations are effective for the following periods:

Bulgaria	The license of TV2 expires in February 2010.
Croatia	The license of NOVA TV (Croatia) expires in March 2010.
Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The NOVA SPORT license expires in September 2020. The satellite license for NOVA CINEMA expires in November 2019.
Romania	Licenses expire on dates ranging from April 2009 to May 2017.
Slovak Republic	The license of TV MARKIZA expires in September 2019.
Slovenia	The licenses of POP TV and KANAL A expire in August 2012.
Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime time expires in July 2014. The satellite license expires in April 2018. Licenses used for the KINO and CITI channels expire on dates ranging from March 2010 to April 2016.

Digital Terrestrial Television Transition

In the transition from analog to digital terrestrial broadcasting each jurisdiction is following a similar set of steps - although the approach being applied is not uniform.  Typically, legislation governing the transition to digital is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that, in most jurisdictions, is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters.

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

Of our markets, the Czech Republic, the Slovak Republic and Slovenia are the furthest advanced in the transition to digital. All three have adopted new legislation or amendments to existing legislation and TTPs in order to facilitate the transition.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued.

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2010.  The license currently held by CET 21 allows for national digital terrestrial broadcasting of TV NOVA (Czech Republic) in any multiplex. Such license may be extended for an additional eight years, to 2025, upon application by CET 21. In addition, CET 21 was granted a license for national digital terrestrial broadcasting of NOVA CINEMA. This license is valid until the completion of transition to digital terrestrial broadcasting in the Czech Republic, at which time we expect a new license will be granted. In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of the tender offer for the multiplex operator under the TTP for the Slovak Republic.  In addition, in January 2009 Markiza was granted a digital license for a niche channel which must be launched by January 2011.

Draft legislation governing the transition to digital is under discussion in Bulgaria and Croatia.  We anticipate that legislation will be adopted during 2009 that will address digital licensing and the TTP for each market in a comprehensive way.  We expect that our anchor channels will receive digital licenses in these markets.

The Romanian governmental authorities have adopted amendments to existing legislation which provide that analog broadcasters are entitled to receive digital licenses; however, specific regulations to govern the transition to digitalization are yet to be adopted by the Romanian Media Council. The existing law provides that broadcasters within the same multiplex are entitled to choose their own operator, whether one of those broadcasters, a separate company set up by those broadcasters or a third party.

The Ukrainian governmental authorities have issued generic legislation in respect of the transition to digital. In addition, the Ukrainian Media Council has issued decisions confirming that STUDIO 1+1 would be included in one of the multiplexes to be launched in connection with the transition to digital broadcasting.  The Ukrainian Media Council recently held a tender for licenses for additional digital frequencies that will be made available for niche channels in the switchover to digital, and is currently soliciting proposals for technical development of certain digital multiplexes. However, there has been no indication as to when a TTP will be adopted in Ukraine.

We intend to apply for and obtain digital licenses that are issued in replacement of analog licenses in all our operating countries and to apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent.

OPERATIONS BY COUNTRY

BULGARIA

General

Bulgaria, which acceded to the European Union on January 1, 2007, is a parliamentary democracy with a population of approximately 7.6 million people.  Per capita GDP is estimated to be US$ 6,154 in 2008 with a GDP growth rate in 2008 of 5.8%.  According to our estimates, in local currency the Bulgarian television advertising market grew by approximately 6 - 8% in 2008 and was worth approximately US$ 175 - 185 million. We acquired our Bulgaria operations on August 1, 2008 and operate two channels, TV2, a national terrestrial channel, and RING TV, a cable sports channel.

License Holder

TV2 EOOD holds a national terrestrial programming license for Bulgaria and has primary responsibility for our broadcasting operations in Bulgaria.

Operations

TV2’s target audience is the 18-49 all demographic and RING TV’s target audience is 18-54 male. The chart below summarizes the all day and prime time audience share figures in the TV2 target group:

	2004	2005	2006	2007	2008
TV2
All day	-	-	-	0.1%	2.0%
Prime time	-	-	-	0.1%	1.8%
RING TV
All day	1.0%	0.6%	0.5%	0.3%	0.3%
Prime time	0.8%	0.5%	0.5%	0.3%	0.3%
Source: TNS.

Programming

TV2 broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide range of programming, including news, sitcoms, police series, soap operas and game shows.  Approximately 46% of TV2’s programming is locally produced.

TV2 is required to comply with several restrictions on programming. These include the requirement that 30% of broadcast time consist of locally produced programming and 24% of programming be produced by independent producers in the EU.  TV2’s most successful program in 2008 was the broadcast of the Bulgarian National Football League. Local programs that delivered the best performance in 2008 were ‘Azis Late Night Show’ and ‘Urban Legends’.

RING TV broadcasts 24 hours per day and targets a male audience with programming such as football matches and volleyball.  Approximately 8% of RING TV’s programming is locally produced, including a live studio show ‘Open Ring’, all live sport events, ‘Blitz News’ and ‘Live Sports News’, which achieved an audience share of 5.1%. RING TV’s most successful program in 2008 was the broadcast of Bulgarian National Football League matches.

Advertising

Our Bulgaria operations derive revenues principally from the sale of commercial advertising time on the TV2 and RING TV channels and revenue from cable providers who pay for the right to carry RING TV. Advertising is sold through a contracted advertising agency.  Our Bulgarian channels currently serve a variety of advertisers, including Eurofootball, ITV Partner, Bella, Tehnomarket Europa, Danone and Wallmark.  The top ten advertising clients on our Bulgarian channels contributed approximately 31% of our total Segment Net Revenues in Bulgaria in 2008.

Within the Bulgarian advertising market, television accounts for approximately 55% of total advertising spending.  Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for 4 minutes per hour and no more than 15 minutes per day. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted).  These restrictions apply to both publicly and privately owned broadcasters.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children's programming.  In addition, members of the news department of our channels are prohibited from appearing in advertisements.

Competition
In addition to TV2, Bulgaria is served by the national public broadcaster BNT and two significant privately owned national broadcasters, bTV and Nova TV, as well as a number of smaller cable or satellite channels.  Despite the much larger audience share of bTV and Nova TV, we consider bTV and Nova TV to be TV2’s direct competitors.  In terms of its current audience share, TV2 is comparable to the larger cable or satellite channels in the Bulgarian market, including DIEMA +, DIEMA 2, FOX LIFE and TV7.
The chart below provides a comparison of the all day audience share and technical reach in our target group of our Bulgarian channels to those of our main competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2008)	Technical reach

bTV	News Corp	2000	Cable / Terrestial / Satellite	36.5%	99.9%

NOVA TV	MTG	1994	Cable / Terrestial / Satellite	16.9%	95.3%

BNT	Public television	1959	Cable / Terrestial / Satellite	9.7%	99.5%

DIEMA +	MTG	1999	Cable / Terrestial / Satellite	3.6%	67.3%

TV2	CME	2007	Cable / Terrestial / Satellite	2.0%	80.3%

RING TV	CME	1998	Cable / Satellite	0.5%	58.6%
Others				30.8%
				100%
Source: TNS.

Regulation and License Renewal

TV2 operates under a programming license and twenty seven regional technical permits issued by Council for Electronic Media Communications Regulation Commission respectively.

Ownership

We indirectly own an 80% voting and economic interest in each of TV2 EOOD, which holds the license for TV2, and RING TV, which operates the RING TV cable sports channel.

CROATIA

General

Croatia is a parliamentary democracy with a population of approximately 4.6 million people.  Per capita GDP is estimated to be US$ 13,491 in 2008 with a GDP growth rate in 2008 of 3.4%.  According to our estimates, in local currency the Croatian television advertising market remained at the same level in 2008 as 2007 and was worth approximately US$ 155 - 165 million.  We operate one national television channel in Croatia, NOVA TV (Croatia).

License Holder

Nova TV (Croatia) holds a national terrestrial broadcast license for Croatia and is responsible for our broadcasting operations in Croatia.

Operations

NOVA TV (Croatia)'s target demographic is 18-49. The chart below summarizes the all day and prime time audience share figures for NOVA TV (Croatia) in that target group:

	2004	2005	2006	2007	2008

All day	15.6%	14.0%	15.7%	18.8%	22.5%
Prime time	13.5%	14.5%	17.3%	19.7%	25.4%

Source: AGB Nielsen Media Research.

Programming

NOVA TV (Croatia) broadcasts approximately 22 hours per day.  Its programming strategy is to appeal to a commercial audience through a wide range of programming. NOVA TV (Croatia)’s programming focus is locally produced news, sitcoms, magazine and other shows, together with popular acquired programming, including movies, series, sitcoms, soap operas and sports.

Approximately 35% of NOVA TV (Croatia)’s programming is locally produced.  The most successful locally produced programs in 2008 were the reality show ‘The Farm’ and entertainment shows such as ‘Don’t Forget the Lyrics’ and ‘Moment of Truth’.  We also continued to broadcast some of last year’s well received programs such as ‘Nad Lipom 35’ (‘35 Lime Street’) and a crime magazine show ‘Istraga’ (‘Investigation’). Our central news continued to grow in audience share with an average share for 2008 of 29%, representing a growth of 38% from 2007.

NOVA TV (Croatia) has secured exclusive broadcast rights in Croatia for a variety of popular American and European series, films and soap operas produced by major international studios, including Sony, Paramount Universal and Walt Disney Television International.  All foreign language programming is subtitled.  Foreign news reports and film footage licensed from Reuters, APTN and SNTV is integrated into news programs.

NOVA TV (Croatia) is required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20% of broadcast time consists of locally produced programming and 60% of such locally produced programming be shown during prime time (between 6:00 p.m. and 10:00 p.m.).

Advertising

Our Croatia operations derive revenues principally from the sale of commercial advertising time on NOVA TV (Croatia), sold both through independent agencies and media buying groups. NOVA TV (Croatia) currently serves a wide variety of advertisers, including domestic and multinational companies such as Croatian Telecom, Agrokor, Procter & Gamble, Vipnet, L’Oréal, Wrigley and Reckitt Benckiser.  The top ten advertising clients of NOVA TV (Croatia) contributed approximately 32% of its total Segment Net Revenues in 2008.

Within the Croatian advertising market, television advertising accounts for approximately 49% of total advertising spending.  Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 15% of their total daily broadcast time, and an additional 5% of daily broadcast time may be used for direct sales advertising. The public broadcaster HRT, which is also financed through a compulsory television license fee, is restricted to broadcasting 9 minutes of advertising per hour.  HRT is not permitted to broadcast spots for teleshopping. There are restrictions on the frequency of advertising breaks that are different for public and privately owned broadcasters as well as restrictions that relate to advertising content, including a ban on tobacco and alcohol advertising, which are similar for public and privately owned broadcasters.

Competition

In addition to NOVA TV (Croatia), Croatia is served by HRT1 and HRT2, two channels operated by the public broadcaster HRT, and privately owned broadcaster RTL.

The chart below provides a comparison of our all day audience share and technical reach in our target group to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2008)	Technical reach
RTL	Bertelsmann	2004	Terrestrial / satellite / cable	26.4%	96.9%

HRT 1	Public Television	1956	Terrestrial / satellite / cable	24.3%	96.3%

NOVA TV (Croatia)	CME	2000	Terrestrial / satellite / cable	22.5%	89.0%

HRT 2	Public Television	1972	Terrestrial / satellite / cable	15.1%	96.1%

Others				11.7%
				100.0%
Source: AGB Nielsen Media Research.

NOVA TV (Croatia) also competes for audience share with smaller terrestrial, cable and satellite channels.

Regulation and License Renewal

NOVA TV (Croatia) operates pursuant to a license originally granted by the Croatian Telecommunications Agency and is regulated by the Croatian Media Council pursuant to the Electronic Media Law and the Media Law.  According to the Electronic Media Law, a license may be extended by the Croatian Media Council if requested by a license holder six months before the expiration of the relevant license, so long as the requesting broadcaster has conducted its business in accordance with the law and the license.  The Croatian Media Council may hold a public tender in connection with a request to extend a license.

Ownership

We own 100% of the voting and economic interests in Nova TV (Croatia), the operating company for NOVA TV (Croatia).

CZECH REPUBLIC

General

The Czech Republic is a parliamentary democracy with a population of approximately 10.2 million people.  Per capita GDP in 2008 is estimated to be US$ 22,575 with a GDP growth rate in 2008 of 4.2%.  According to our estimates, in local currency the Czech Republic television advertising market grew by 7 - 9% in 2008 and was worth approximately US$ 490 - 500 million. We operate one national television channel in the Czech Republic, TV NOVA (Czech Republic), and two cable/satellite channels, NOVA SPORT and NOVA CINEMA.

License Holders

CET 21 holds the national terrestrial broadcast licenses for TV NOVA (Czech Republic) and NOVA CINEMA, as well as the satellite and digital licenses for NOVA SPORT.

Operations

TV NOVA (Czech Republic)’s target demographic is 15-54. The chart below summarizes the all day and prime time audience share figures for TV NOVA (Czech Republic) in that target group:

	2004	2005	2006	2007	2008

All day	42.6%	42.4%	43.6%	43.0%	41.5%
Prime time	45.6%	43.6%	47.3%	46.8%	45.8%

Source: ATO – Mediaresearch.

NOVA SPORT

NOVA SPORT, which was rebranded from GALAXIE SPORT in October 2008, currently has carriage agreements with  the large cable distributors and with all direct-to-home (“DTH”) distributors in the Czech Republic and the Slovak Republic. NOVA SPORT reaches approximately 1.66 million subscribers out of the approximately 2.78 million households receiving cable in the combined markets.  We estimate that

NOVA CINEMA

NOVA CINEMA is a niche channel focusing on films and series and is distributed via cable and satellite throughout the Czech Republic.  Since December 15, 2008, NOVA CINEMA has also been broadcast via its new digital terrestial licence.  NOVA CINEMA reached approximately 18.3% of households in the Czech Republic as at December 31, 2008 and is available in Digital Video Broadcasting - Terrestrial (“DVB-T”), cable and on satellite. We estimate that NOVA CINEMA had an all day audience share of 0.5 % in 2008.

Programming

TV NOVA (Czech Republic) broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience, especially during prime time, with news, movies, entertainment programs and sports highlights, and to target more specific demographics in off-peak broadcasting hours.  Approximately 38% of the programming on TV NOVA (Czech Republic) is locally produced, including ‘Televizni noviny’ (‘TV News’), locally produced sitcom ‘Comeback’, locally produced crime series ‘Kriminalka Andel’ (‘Crime Department Andel’), ‘Soukrome Pasti’ ('Private Traps', individual short fiction stories addressing relevant and sometimes controversial topics), ‘Ordinace v ruzove zahrade’ (‘Rose Garden Medical’), an original Czech series, ‘Pojistovna Stesti’ (‘Insuring Happiness’), an original Czech series and ‘Ulice’ (‘The Street’), an originally produced Czech soap opera.  ‘Televizni noviny’, the nightly news program of TV NOVA (Czech Republic) achieves the highest ratings among all Czech television shows on a regular basis.  ‘Ordinace v ruzove zahrade’ (‘Rose Garden Medical’), ‘Pojistovna Stesti’ (‘Insuring Happiness’), ‘Ulice’ (‘The Street’), 'Comeback' and ‘Kriminalka Andel’ (‘Crime Department Andel’) are also among the top-rated shows in the Czech Republic.

TV NOVA (Czech Republic) is required to comply with certain restrictions on programming, including regulations on the origin of programming.  These include the requirements that broadcasters shall, (i) where practicable, reserve more than half of their broadcasting time for European productions; (ii) reserve, where practicable, at least 10% of their broadcasting time or spend 10% of their programming budget on independent European productions; and (iii) ensure, where practicable, that at least 10% of broadcasting time reserved for independent European productions is dedicated to productions made within the last five years.

TV NOVA (Czech Republic) is required to comply with certain restrictions on programming, including regulations on the origin of programming.  These include the requirements that broadcasters shall, (i) where practicable, reserve more than half of their broadcasting time for European productions; (ii) reserve, where practicable, at least 10% of their broadcasting time or spend 10% of their programming budget on independent European productions; and (iii) ensure, where practicable, that at least 10% of broadcasting time reserved for independent European productions is dedicated to productions made within the last five years.

NOVA SPORT broadcasts high quality sports and sport-related programming in the Czech Republic and the Slovak Republic.  NOVA SPORT has secured broadcast license rights to some of the most popular sports programming in its markets, including the National Hockey League, the FA Premier League , the FA Cup, the French Football League, Barca TV, the National Football League, the National Basketball Association, Major League Baseball, ATP Tennis tournaments, Formula One, IndyCar Series, motorcycle and automobile races, golf tournaments, the World Poker Tour and other competitions.  The program schedule also contains sport documentaries on popular sports in the Czech and Slovak Republics.

NOVA CINEMA broadcasts new and older movies and popular American series, as well as a mixture of short programs such as cinema news and star profiles.

Advertising

TV NOVA (Czech Republic) derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Danone, CS Group, Procter & Gamble, T-Mobile, Nestlé, Henkel, Laboratories Garnier and Reckitt Benckiser.  The top ten advertisers on TV NOVA (Czech Republic) contributed approximately 29% of its total Segment Net Revenues in 2008.

NOVA SPORT derives its revenues principally from cable subscription fees and carries a low volume of advertising. NOVA CINEMA was a cable and satellite channel until December 2008, when it was moved to DVB–T distribution. Previously NOVA CINEMA derived its revenue from cable subscription fees and carried a low volume of advertising.  Beginning in January 2009, NOVA CINEMA has derived its revenue only from advertising.

Within the Czech Republic advertising market, television accounts for approximately 45% of total advertising spending. Television competes for advertising revenues with other media such as print, radio, outdoor advertising, internet and direct mail.

Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour, but not for more than 15% of their total daily broadcast time. From January 1, 2008, public broadcaster CT, which is also financed through a compulsory television license fee, has been restricted to broadcasting advertising for a maximum of 0.75% of its daily broadcast time on its main channel (excluding teleshopping), and 0.5% for its other channel, without the ability to combine.  There are also restrictions for all broadcasters on the frequency of advertising breaks during and between programs, as well as restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages.

Competition

In addition to TV NOVA (Czech Republic), the Czech Republic is served by two national channels, CT1 and CT2, operated by the public broadcaster, and by the national privately owned broadcaster TV Prima.

The chart below provides a comparison of the all day audience share and technical reach in our target group of our Czech Republic channels to those of their competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2008)	Technical reach

TV NOVA (Czech Republic)	CME	1994	Terrestrial / satellite and digital	41.5%	97.3%

CT 1	Public Television	1953	Terrestrial / satellite / digital	17.3%	97.4%

TV Prima	Modern Times Group/Local owners	1993	Terrestrial / satellite / digital	17.0%	94.5%

CT 2	Public Television	1970	Terrestrial / satellite / digital	6.8%	95.8%

NOVA CINEMA (1)	CME	2007	Cable / satellite / digital	0.5%	37.9%

NOVA SPORT	CME	2002	Cable / satellite	n/a	20.7%

Others				16.9%
				100.0%

Source : ATO – Mediaresearch.

(1) Technical Reach for NOVA CINEMA includes DBV-T (December 15, to December 31, 2008).

TV NOVA (Czech Republic) also competes for audiences with foreign terrestrial television channels in Austria, Germany, the Slovak Republic and Poland whose originating signals reach the Czech Republic, as well as with cable and satellite channels.

Regulation and License Renewal

The broadcast operations of TV NOVA (Czech Republic) are subject to regulations imposed by (i) the Broadcasting Act 2001, (ii) the Act on Advertising and (iii) conditions contained in the license granted by the Czech Republic Media Council.

According to the Broadcasting Act 2001, a television broadcasting license can be extended once for an additional twelve years.  The Czech Republic Media Council has granted one extension of the TV NOVA (Czech Republic) license.  In addition an extension of 8 years will be given to a license holder if it meets the criteria and receives a compensation license for DVB-T broadcasting. TV NOVA met such criteria in December 2008 and applied for the extension in January 2009.  The extension is  administrative and is expected to be granted during the first half of 2009.  The proceedings are formal.

Ownership

We own 100% of CET 21, the operating company for TV NOVA (Czech Republic), NOVA CINEMA and NOVA SPORT.

ROMANIA

General

Romania is a parliamentary democracy with a population of approximately 21.3 million people.  Per capita GDP is estimated to be US$ 8,983 in 2008 with a GDP growth rate of 8.0% in 2008. According to our estimates, in local currency the Romanian television advertising market grew by approximately 27 - 29% in 2008 and was worth approximately US$ 465 - 475 million.

We operate six television channels in Romania, including PRO TV, ACASA, PRO CINEMA, SPORT.RO,  MTV ROMANIA and PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels.

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

PRO TV’s target demographic is 18-49. The chart below summarizes the all day and prime time audience share figures for our Romanian channels in PRO TV’s target group:

	2004	2005	2006	2007	2008

PRO TV
All day	20.5%	20.9%	20.7%	18.3%	16.5%
Prime time	23.7%	22.8%	22.9%	21.5%	19.7%
ACASA
All day	9.7%	9.6%	8.5%	7.5%	8.1%
Prime time	10.3%	11.2%	9.0%	7.1%	9.4%
SPORT.RO
All day	1.2%	1.5%	1.5%	1.7%	1.6%
Prime time	1.0%	1.4%	1.3%	1.3%	1.2%
PRO CINEMA
All day	0.8%	1.5%	1.8%	2.2%	2.0%
Prime time	0.8%	1.3%	1.5%	1.9%	1.8%
MTV ROMANIA (1)
All day	1.0%	0.8%	0.8%	0.9%	0.6%
Prime time	0.5%	0.5%	0.5%	0.6%	0.5%

Source: GFK , TNS/AGB International. (1) We acquired MTV Romania in December 2007.

Programming

PRO TV broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, police series, soap operas and game shows.  More than 48% of PRO TV's programming is comprised of locally produced programming, including news and sports programs as well as the local productions such as ‘Happy New Year’, ‘Dansez pentru tine’ (‘Dancing For A Dream’), ‘Made In Romania’ and ‘O-la-la’.  Apart from UEFA Champions League football matches and our main news program, ‘Happy New Year’ and ‘Dancing For A Dream’ were the top-rated shows in 2008.

PRO TV has secured exclusive broadcast rights in Romania to a variety of popular American and European programs and films produced by such companies as Warner Brothers and DreamWorks/Paramount.  PRO TV also licenses foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs.  All foreign language programs and films are subtitled in Romanian.

PRO TV is required to comply with several restrictions on programming, including the requirement that 48% of all material be locally produced.  From January 1, 2008, PRO TV complied with regulations on the origin of programming as a result of Romania’s accession to the European Union, including requirements that 50% of all programming be of European origin including local content and that 10% of all programming be supplied by independent European producers.

ACASA broadcasts 24 hours per day and targets a female audience with programming such as telenovellas, films and soap operas, as well as news, daily local productions for women and families and talk shows.  ACASA's audience demographics complement PRO TV's, providing an attractive advertising platform for advertisers across our group of channels.  Approximately 42% of ACASA’s programming is locally produced, including ‘Inima de tigan’ (‘Gypsy Heart’), ‘Regina’ (‘The Queen’), and ‘Ingerasii’ (‘Little Angels’). ‘Inima de tigan’ (‘Gypsy Heart’) was the top-rated show on ACASA in 2008.

PRO CINEMA broadcasts 24 hours per day and is focused on those types of movies, series and documentaries that are popular among the upwardly mobile demographic, which is an attractive advertising target group. Local productions make up 21% of the programming. SPORT.RO broadcasts 24 hours per day and targets male audiences with programming focusing on local and international football, international boxing and a number of local Romanian sports. Local productions make up 43% of the programming, the majority being general and special news programs.

SPORT.RO broadcasts 24 hours per day and targets male audiences with programming focusing on local and international football, international boxing and a number of local Romanian sports. Local productions make up 43% of the programming, the majority being general and special news programs.

PRO TV INTERNATIONAL broadcasts 24 hours per day and targets Romanian communities outside Romania. The channel re-broadcasts locally produced programming from certain of our Romanian channels (generally PRO TV and ACASA), as well as programming from Pro TV’s library.

MTV ROMANIA broadcasts 24 hours per day, with a programming strategy to attract a young audience in Romania by broadcasting music and youth related programming such as ‘A Shot at Love’, ‘Cribs’ and ‘Hogan Knows Best’. Approximately 55% of MTV ROMANIA’s programming is locally produced.

Advertising

Our Romania operations derive revenues principally from the sale of commercial advertising time on the PRO TV, ACASA, SPORT.RO and PRO CINEMA channels, sold both through independent agencies and media buying groups.  Our Romanian channels currently serve a wide variety of advertisers, including multinational companies such as Procter & Gamble, Vodafone, Orange, Cosmote & Germano, Unilever, L’Oréal, and Coca-Cola.  The top ten advertising clients on our Romanian channels contributed approximately 26% of our total Segment Net Revenues in Romania in 2008.

Within the Romanian advertising market, television accounts for approximately 61% of total advertising spending.  Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not for more then 15% of their total daily broadcast time, and an additional 5% of daily broadcast time may be used for direct sales advertising.  The public broadcaster, TVR, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for eight minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children’s programs shorter than 30 minutes cannot be interrupted).  These restrictions apply to both publicly and privately owned broadcasters.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children’s programming.  In addition, members of the news department of our channels are prohibited from appearing in advertisements.

Competition

PRO TV has a leading position among Romanian broadcasters in respect of national all day audience share. Other competitors include the public broadcaster TVR, which operates TVR 1 and TVR 2, and privately owned broadcasters Antena 1 and Prima TV.

The chart below provides a comparison of the all day audience share and technical reach in PRO TV’s target group of our Romanian channels to those of our main competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2008)	Technical reach

PRO TV	CME	1995	Terrestrial / satellite / cable	16.5%	98.6%

Antena 1	Local owner	1993	Terrestrial / satellite / cable	9.4%	93.7%

ACASA	CME	1998	Satellite / cable	8.1%	90.1%

Prima TV	SBS	1994	Terrestrial / satellite / cable	5.3%	91.6%

TVR 1	Public Television	1956	Terrestrial / satellite / cable	4.0%	99.2%

PRO CINEMA	CME	2004	Satellite / cable	2.0%	75.0%

TVR 2	Public Television	1968	Terrestrial / satellite / cable	1.6%	95.8%

SPORT.RO	CME	2003	Satellite / cable	1.6%	63.8%

MTV ROMANIA	CME	2002	Satellite / cable	0.6%	56.3%

Others				50.9%
				100.0%

Source: GFK, TNS/AGB International.

Our Romanian channels also compete for audience share with other cable and satellite stations. There is increased competition for audience share from new niche channels distributed over cable and satellite, which is reflected in the audience share of 50.9% for other stations for the year ended December 31, 2008, as compared to 44.1% for the year ended December 31, 2007.

Regulation and License Renewal

PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA operate pursuant to licenses and regulations issued by the Romanian Media Council.  To date, licenses have been renewed as they expire.

Ownership

We own a 95% voting and economic interest in Pro TV.  Adrian Sarbu, our President and Chief Operating Officer, owns the remaining 5% voting and economic interest in Pro TV.

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

We have a 95% voting and economic interest in Media Vision, which, together with other subsidiaries of the Media Pro group of companies (“Media Pro”), provides programming and production services to Pro TV.

We also have a put option agreement with Mr. Sarbu that grants him the right to sell us his remaining interest in Pro TV and certain other companies of our Romania operations from November 12, 2009 for a twenty-year period thereafter.  The right to exercise this put is subject to a pledge of those interests to us in connection with our investment in Media Pro (see Part II, Item 8, Note 5, “Investments”).

Media Pro

On August 11, 2006, we acquired a 10.0% interest in each of Media Pro B.V. and Media Pro Management S.A., the parent companies of Media Pro. Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Adrian Sarbu.  Media Pro comprises a number of Romanian companies with operations in the fields of publishing, information, printing, cinema and entertainment.

Following a capital call in 2007 in which we chose not to participate, our holding in Media Pro Management S.A. is now 8.7%.  The remaining 91.3 % is held by Mr. Sarbu.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of approximately 5.4 million people.  Per capita GDP is estimated to be US$ 17,994 in 2008 with a GDP growth rate in 2008 of 6.9%.  According to our estimates, in local currency the Slovak Republic television advertising market grew by approximately 6 - 8% in 2008 and was worth approximately US$ 210 - 215 million.  We operate one national television channel, TV MARKIZA in the Slovak Republic.

License Holder

Markiza holds a national terrestrial broadcast license for TV MARKIZA.

Operations

TV MARKIZA’s target demographic is 12+. The chart below summarizes all day and prime time audience share figures for TV MARKIZA:

	2004	2005	2006	2007	2008
All day	33.7%	31.2%	33.7%	35.5%	35.1%
Prime time	35.4%	32.9%	35.9%	39.5%	37.7%
Source:  PMT, TNS.

Programming

TV MARKIZA broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through news, movies, entertainment and sports programming, with specific groups targeted in off-peak broadcasting hours.  Approximately 27% of  TV MARKIZA’s programming is locally produced, including ‘Televizne noviny’ (‘TV News’), ‘Sportove noviny’ (‘Sports News’), ‘Susedia’ (‘Neighbours’), ‘Slovensko hlada Superstar 3’ (‘Pop Idol 3’),  ‘Bailando’ (a dance show), ‘Let’s dance’ and 'Slovensko ma talent (‘Got Talent’).  These programs are consistently the top-ranked shows in the Slovak Republic.

TV MARKIZA has secured exclusive broadcast rights to a variety of popular American and European series, films and telenovellas produced by major international studios including Warner Brothers, NBC Universal, CBS Paramount, Dreamworks/Paramount, Grandview-Castle, and Buena Vista.  All foreign language programming (other than those in the Czech language) is dubbed into the Slovak language.  Foreign news reports and film footage licensed from CNN, Reuters, APTN and SNTV are integrated into news programs on TV MARKIZA.

TV MARKIZA is required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that a minimum of 12% of programming be public interest programming (which includes news and topical shows), and that a minimum of 51% of films and series be European productions.

Advertising

TV MARKIZA derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies.  Advertisers include large multinational companies such as T-Com / T-Mobile, Orange, Telefonica O2, Benckiser-COTY, Procter & Gamble, Henkel, L’Oréal, VUB Group, Nestlé and Danone. TV MARKIZA’s top ten advertisers contributed 36% of the channel’s total Segment Net Revenues in 2008.

Within the Slovak advertising market, television accounts for approximately 47% of total advertising spending.  TV MARKIZA also competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 15% of their total daily broadcast time. The public broadcaster, STV, which is also financed through a compulsory license fee, can broadcast advertising for up to 12 minutes per hour, but between 7:00 p.m. and 10:00 p.m. may broadcast only 8 minutes of advertising per hour and not more than 3% of their total daily broadcast time. There are restrictions on the frequency of advertising breaks during and between programs. STV is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer) between 6:00 a.m. and 10:00 p.m.

Competition

In addition to TV MARKIZA, the Slovak Republic is served by two national public television channels, STV1 and STV2.  TV MARKIZA also competes with the privately owned broadcaster TV JOJ.

The chart below provides a comparison of the all day audience share in our target group and technical reach of TV MARKIZA to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2008)	Technical reach
TV MARKIZA	CME	1996	Terrestrial / satellite / cable	35.1%	99.4%

TV JOJ	Local owner	2002	Terrestrial / satellite / cable	16.9%	88.8%

STV 1	Public Television	1956	Terrestrial / satellite / cable	16.4%	99.9%

STV 2	Public Television	1969	Terrestrial / satellite / cable	5.8%	99.4%

Others				25.8%
				100.0%

Source: CME.

TV MARKIZA also competes for audience share with foreign terrestrial television stations located in Austria, the Czech Republic and Hungary whose originating signals reach the Slovak Republic, as well as cable and satellite stations. These stations do not compete for advertising revenues in the Slovak Republic.

Regulation and License Renewal

TV MARKIZA’s broadcast operations are subject to regulations imposed by (i) the Act on Broadcasting and Retransmission of September 2000; (ii) the Act on Advertising; and (iii) conditions contained in the license granted by the Slovak Republic Media Council pursuant to the Act on Broadcasting and Retransmission.

Ownership

We own 100% of the voting and economic interests in Markiza, which is the licence holder for TV MARKIZA.

SLOVENIA

General

Slovenia is a parliamentary democracy with a population of approximately 2.0 million people.  Per capita GDP is estimated to be US$ 27,864 in 2008, the highest per capita GDP in Central and Eastern Europe, with a GDP growth rate in 2008 of 4.3%.  According to our estimates, in local currency the Slovenian television advertising market grew by approximately 7 - 9% during 2008 and was worth approximately US$ 100 - 105 million. We operate two national television channels in Slovenia, POP TV and KANAL A.

License Holders

Pop TV holds the broadcast licenses for the POP TV channel and Kanal A holds the broadcast licenses for the KANAL A channel.

Operations

POP TV and KANAL A

POP TV and KANAL A’s target demographic is 18-49. The chart below summarizes the all day and prime time audience share figures for POP TV and KANAL A in that target group:

	2004	2005	2006	2007	2008

POP TV
All day	26.6%	27.2%	29.1%	26.1%	25.4%
Prime time	32.6%	33.9%	36.0%	32.2%	31.9%
KANAL A
All day	10.4%	11.4%	12.0%	14.3%	15.0%
Prime time	12.3%	13.5%	13.8%	15.3%	15.5%

Source: AGB Nielsen Media Research.

Programming

POP TV broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide variety of programming including series, movies, news, variety and game shows and features.  Approximately 32% of programming is locally produced, including ‘Neighbours’ a version of Slovakia’s ‘Susiedia’, ‘Preverjeno!’ (‘Confirmed!’), ‘Trenja’ (‘Friction’), and reality show ‘The Farm 2’, which had the highest audience share and ratings for any reality show in Slovenia.  KANAL A broadcasts 24 hours per day and has a programming strategy to complement that of POP TV with a mixture of locally produced programs (approximately 35% in 2008) such as ‘World on Kanal A’, the reality show ‘Big Brother’ and acquired foreign programs, including films and series.

Pro Plus, the operating company for our Slovenia operations, has secured exclusive program rights in Slovenia to a variety of successful American and Western European programs and films produced by studios such as Warner Brothers, Twentieth Century Fox and Paramount.  All foreign language programs and films are subtitled in Slovenian with the exception of some children’s programming that is dubbed.  Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs on POP TV and KANAL A.

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

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on POP TV and KANAL A.  Current multinational advertisers include firms such as Spar, Benckiser Adriatic, Procter & Gamble, SI Mobil, L’Oréal, Wrigley, Henkel and Ferrero, although no advertiser dominates the market.  During 2008, we serviced a wide variety of advertisers, the majority through advertising agencies. The top ten advertisers on POP TV and KANAL A contributed approximately 28% of our total Segment Net Revenues in Slovenia in 2008.

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

Competition

In addition to POP TV and KANAL A, Slovenia is served by two national public television channels, SLO 1 and SLO 2, and privately owned broadcaster TV3.

The chart below provides a comparison of the all day audience share in our target group and technical reach of our Slovenian channels to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2008)	Technical reach

POP TV	CME	1995	Terrestrial / cable	25.4%	95.7%

SLO 1	Public Television	1958	Terrestrial / satellite / cable	16.5%	99.9%

KANAL A	CME	1991	Terrestrial / cable	15.0%	93.7%

SLO 2	Public Television	1967	Terrestrial / satellite / cable	7.7%	99.2%

TV3	Modern Times Group	1995	Terrestrial / cable	6.8%	78.2%

Others				28.6%
				100.0%

Source: AGB Nielsen Media Research.

POP TV and KANAL A also compete for audience share with foreign television stations, particularly Croatian, Italian, German and Austrian stations whose originating signals reach Slovenia.

Regulation and License Renewal

POP TV and KANAL A operate under licenses regulated pursuant to the Law on Media adopted in 2001 and pursuant to the Electronic Communications Act, which came into effect on May 1, 2004.  According to the Electronic Communications Act, the Slovenian Media Council may extend a license at the request of the broadcaster if it is in compliance with all the license conditions.  The licenses held by POP TV and KANAL A expires in August 2012.

Ownership

We own 100% of the voting and economic interests in Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100% voting and economic interest in Pop TV and Kanal A.

UKRAINE

General

Ukraine, the most populous market in which we operate, is a parliamentary democracy with a population of approximately 45.9 million people.  Per capita GDP is estimated to be US$ 3,928 in 2008, the lowest of all our markets, with a GDP growth rate in 2008 of 2.1%.    According to our estimates, the Ukrainian television advertising market declined by approximately 3 – 5% in 2008 and was worth approximately US$ 450 - 460 million (excluding political advertising and sponsorship).

We operate one national television channel in Ukraine, STUDIO 1+1, the regional channel KINO and, until February 2009, the local channel CITI (see Part II, Item 8, Note 23, “Subsequent Events”).

License Holders

Studio 1+1 holds the broadcasting licenses for the STUDIO 1+1 channel.

KINO is broadcast through terrestrial licenses covering 16 cities and a satellite license and re-broadcasts across a network of regional stations (including our subsidiaries Tor and Zhysa) and cable operators.

Operations

STUDIO 1+1

STUDIO 1+1’s target demographic is 18+. The chart below summarizes the all day and prime time audience share figures in STUDIO 1+1 in that target group:

	2004	2005	2006	2007	2008
All day	21.9%	20.2%	18.4%	16.0%	12.0%
Prime time	27.5%	22.2%	23.0%	18.5%	13.2%
Source:  GFK Ukraine.

KINO and CITI

KINO reaches approximately 53% of television households and broadcasts on average 19 hours per day with an all day 15-50 audience share of 0.6%.  CITI reaches approximately 8.2% of television households in Ukraine and broadcasts 24 hours per day to the city of Kiev and the Kiev region. CITI achieved an average all day 15-50 audience share in Kiev and Kiev region of 0.1%.  In January and February of 2009, we entered into a number of agreements with our partners in KINO and CITI pursuant to which we acquired 100% of KINO from, and transferred our ownership in CITI to our former partners (see Part II, Item 8, Note 23, “Subsequent Events”).

Programming

STUDIO 1+1’s programming strategy is to appeal to a broad audience through a wide variety of programming, including series (popular Russian police and action series in particular), movies and locally produced Ukrainian shows, features and news.  In 2008, approximately 56% of programming for prime-time broadcasting hours were either in-house or outsourced local productions, which consist primarily of news broadcasts and news related programs, entertainment shows and TV series of various genres.

The Studio 1+1 group has secured exclusive territorial or local language broadcast rights in Ukraine to a variety of successful high quality Russian, American and Western European programs and films from many of the major studios, including Warner Brothers, Paramount, Universal and Columbia.  Studio 1+1 has agreements with Reuters for foreign news packages and other footage to be integrated into its programming.  Most non-Ukrainian language programs and films (including those in the Russian language) are dubbed or subtitled in Ukrainian.

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

Advertising

Until December 31, 2008, the sale of Studio 1+1’s advertising was outsourced to Video International-Prioritet LLC and certain of its affiliates (the “Video International Group”), a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor a voting interest. The sale of KINO’s advertising was also outsourced to Video International Group until December 31, 2008, when the relevant agreement expired. On December 24, 2008, Studio 1+1 and certain affiliates terminated agreements relating to the sale of advertising and sponsorship on STUDIO 1+1 and KINO with the Video International Group. The effective date of these terminations is March 24, 2009. In connection with these terminations, Studio 1+1 is required to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues and (ii) 6% of the average monthly sponsorship revenues for advertising and sponsorship sold by Video International Group for the six months prior to the termination date, multiplied by six. Since January 1, 2009, the Studio 1+1 group has been selling advertising and sponsorship on STUDIO 1+1 and KINO directly. The Studio 1+1 group derives revenues principally from the sale of commercial advertising to large multinational firms such as Procter & Gamble, Kraft Foods, UMC, Colgate – Palmolive Group, Unilever, Bittner and Nestle, as well as large Ukrainian companies like Volun Holding, Obolon and Kyiv Star.  The top ten advertising clients of STUDIO 1+1 contributed approximately 36% of STUDIO 1+1’s total Segment Net Revenues in 2008.

Gravis derives revenue from the sale of commercial advertising time on KINO and CITI. KINO targets smaller national advertisers and CITI aims to attract Kiev-based clients. Some of the biggest KINO and CITI advertisers are Procter & Gamble, Obolon, Unilever, Meloni, Nestlé, Ukrtelecom and Wrigley. The top ten advertising clients of KINO and CITI contributed approximately 53% of the total Segment Net Revenues of KINO and CITI in 2008.

Privately owned broadcasters are allowed to broadcast advertising for 15% of their total broadcast time. During an electoral season, this quota increases to 20% of the total broadcasting time.  These requirements are not applicable to specialized broadcasting channels.  The portion of advertising per hour of actual broadcasting cannot exceed 20%, and during the electoral process may not exceed 25%.  The state owned broadcaster is subject to the same restrictions on advertising time.  There are restrictions on the frequency of advertising breaks both during and between programs.  There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of alcoholic beverages from 6:00 a.m. to 11:00 p.m.

Competition

In addition to STUDIO 1+1, Ukraine is served by public broadcaster UT-1 and privately owned broadcasters Inter, ICTV, STB and Novy Kanal.

The chart below provides a comparison of the all day audience share and technical reach of STUDIO 1+1 to those of its competitors. Audience shares reflect the STUDIO 1+1 target group:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2008)	Technical reach
Inter	Local owners	1996	Terrestrial / satellite / cable	21.0%	99.0%

STUDIO 1+1	CME	1997	Terrestrial / satellite / cable	12.0%	98.5%

STB	Local owner (same as Novy Kanal and ICTV)	1997	Terrestrial	8.0%	96.5%

ICTV	Local owner (same as Novy Kanal and STB)	1992	Terrestrial	7.8%	96.1%

Novy Kanal	Local owner (same as ICTV and STB)	1998	Terrestrial	7.2%	97.2%

UT-1	Public Television	1965	Terrestrial / cable	1.9%	97.3%

Others				42.1%
				100.0%

Source:  GFK Ukraine, ATO - Mediaresearch.

KINO and CITI compete with certain regional and Kiev-based channels and other regions where KINO is broadcast, including TRK Ukraine, TRK Kiev, Megasport, RTR Planet, Enter Film, NTV Mir, RU Music, K1 and K2 and Channel 1 Rus.

Regulation and License Renewal

The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime time expires in July 2014. The satellite license expires in April 2018. Licenses used for the KINO and CITI channels expire on dates ranging from March 2010 to April 2016.

Ownership

We own 100% of the voting and economic interests in the entities comprising the Studio 1+1 group.

On January 11, 2006, we acquired a 65.5% interest in Ukrpromtorg 2003 LLC (“Ukrpromtorg”), which owns 92.2% of Gravis LLC, which formerly operated the local channels KINO (formerly CHANNEL 7) and CITI (formerly CHANNEL 35). On June 21, 2007, we acquired a 60.4% interest in each of Tor and Zhysa, two regional broadcasters. On February 20, 2009, we increased our ownership to 100% in the entities that own the KINO channel and sold our 60.4% interest in the CITI channel (see Part II, Item 8, Note 23, “Subsequent Events”).

CORPORATE OPERATIONS

In addition to corporate administration, our central organization provides oversight and support to our television operations.  The functions include treasury, internal audit, financial planning and analysis, financial control and legal services.

SEASONALITY

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.  See Part II, Item 6, “Selected Financial Data” for further discussion.

EMPLOYEES

As of February 20, 2009, our operating companies had a total of approximately 4,100 employees (including contractors) in Amsterdam, Bucharest, Ljubljana, London and Prague.  None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Part II, Item 8, Note 19, “Segment Data”.

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

Risks Relating to our Financial Position

We cannot predict the extent to which adverse economic and political conditions in the countries in which we operate will adversely affect our results of operations.

The results of our operations rely heavily on advertising revenue and demand for advertising is affected by prevailing general and regional economic conditions.  The financial turmoil affecting the global financial markets and banking system has resulted in a tightening of credit and a low level of liquidity, which has had an adverse impact on economic growth in the United States as well as in countries across Western and Central and Eastern Europe, many of which have fallen into recession.  There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly Ukraine, Bulgaria and Romania.  Furthermore, the continued economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and unemployment rates and has contributed to a strengthening of the dollar against many of the currencies in which we report our consolidated revenues.  These adverse economic conditions have had a negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for our advertising airtime.  In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability, such as that resulting from the dispute between Ukraine and Russia over natural gas supplies, may create further economic uncertainty that reduces advertising spending.  We cannot predict the severity of the impact of the continuance or occurrence of any of these events on our financial position, results of operations and cash flows.

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising revenues are the pricing of our advertising time as well as  television viewing levels, changes in our programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics. A reduction in advertising spending in our markets has put pressure on prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors, particularly in Ukraine.  Reduced advertising spending and discounting of the price of television advertising in our markets and the competition from broadcasters seeking to attract similar audiences may have an impact on our ability to maintain or increase our advertising sales.  Our ability to maintain television viewing levels and to generate gross rating points depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences.  Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets may have an adverse impact on our television viewing levels. A significant decline in advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.

We may require additional external sources of capital, which may not be available or may not be available on acceptable terms.

The acquisition, ownership and operation of television broadcasting operations requires substantial investment.  Our ability to meet our total capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results, which are derived from a variety of assumptions that may prove to be inaccurate.  If economic conditions in our markets continue to deteriorate, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments, or if our investment plans change, we may need to obtain additional financing.  The recent tightening of the credit markets and the impact of the continued economic downturn on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indentures pursuant to which our Senior Notes were issued in 2005 (the “2005 Indenture”) and in 2007 (the “2007 Indenture” and collectively with the 2005 Indenture, the “Indentures”) or pursuant to the terms of our EUR 100.0 million loan agreement dated July 21, 2006 with the European Bank for Reconstruction and Development (“EBRD”) and our EUR 50.0 million loan agreement dated August 22, 2007 with EBRD (the “EBRD Loan”).  Any additional debt or equity securities issued to raise funds may have rights, preferences and privileges that are senior to shares of our common stock, and the issuance of additional equity may dilute the economic interest of the holders of shares of our common stock. Moreover, such financings, if available at all, may not be available on acceptable terms.  If we cannot obtain adequate capital or obtain it on acceptable terms, this could have an adverse effect on our financial position, results of operations and cash flows.

Our increased debt service obligations following the issuance of the Senior Notes, Convertible Notes and drawdowns under the EBRD Loan may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes, Convertible Notes and the EBRD Loan and we are restricted in the manner in which our business is conducted (see Part II, Item 8, Note 6 “Senior Debt”).  Our high leverage could have important consequences for our business and results of operations, including but not limited to increasing our vulnerability to a downturn in our business or economic and industry conditions, as well as limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate is somewhat limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and the implementation of our strategic plans.

If more of our goodwill, indefinite-lived intangible assets and long-lived assets become impaired we may be required to record additional significant charges to earnings.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include slower growth rate in our markets, future cash flows and a decline in our stock price and market capitalization.  We recorded an impairment charge of US$ 336.7 million in 2008 in respect of our Bulgaria and Ukraine operations and a charge of US$ 0.7 million in respect of our Croatia operations in 2006.  We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include slower growth rate in our markets, future cash flows and a decline in our stock price and market capitalization.  We recorded an impairment charge of US$ 336.7 million in 2008 in respect of our Bulgaria and Ukraine operations and a charge of US$ 0.7 million in respect of our Croatia operations in 2006. Although we considered all current information in respect of calculating our impairment charge for 2008, our stock price has continued to fall substantially since December 31, 2008. This constitutes an indication that the value of our goodwill, indefinite-lived intangible assets and long-lived assets may have fallen further since January 1, 2009, and we may be required to record additional impairment charges in the first quarter of 2009. In addition, if our cash flow forecasts for our operations deteriorate further, or discount rates continue to increase, we may be required to recognize additional impairment charges in later periods.

Fluctuations in exchange rates may adversely affect our results of operations.

Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies.  The strengthening of the dollar against these currencies has had an adverse impact on our reported results for 2008.  In addition, our EUR 245.0 million 8.25% Senior Notes due 2012 (the “2005 Senior Notes”) and our EUR 150.0 million Senior Floating Rate Notes due 2014 (the “2007 Senior Notes”, and, together with the 2005 Senior Notes, the “Senior Notes”) and the EBRD Loan are denominated in Euros.  We have not attempted to hedge the foreign exchange exposure on the principal amount of the Senior Notes or the EBRD Loan.  We may continue to experience significant gains and losses on the translation of our segment revenues, the Senior Notes and the EBRD Loan into dollars due to movements in exchange rates between the Euro, the currencies of our local operations and the dollar.

Our cash flow and capital resources may not be sufficient for future debt service and other obligations.

Our ability to make debt service payments under our Senior Notes, US$ 475.0 million 3.50% Senior Convertible Notes due 2013 (the “Convertible Notes”), the EBRD Loan and other indebtedness depends on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors.  If our cash flow and capital resources were insufficient to fund our debt service obligations, we would face substantial liquidity problems. We may be obliged to reduce or delay capital or other material expenditures at our channels, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. It may not be possible to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which may have an adverse effect on our financial position, results of operations and cash flows.

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Our Senior Notes and Convertible Notes are rated BB by Standard and Poor’s, who have also rated our corporate credit as BB. Moody’s Investors Services have rated both our Senior Notes and our corporate credit as Ba2. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies have begun to monitor companies much more closely during recent months and have made liquidity, and the key ratios associated with it such as gross leverage ratio and net leverage ratio, a particular priority. We expect that our ratios will exceed their current ranges over the course of 2009 and it is therefore probable that our credit rating will be downgraded (see Part II, Item 7, V(d) “Cash Outlook”). In the event our debt or corporate credit ratings are lowered by the ratings agencies, our ability to raise additional indebtedness may be more difficult and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

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

Risks Relating to our Operations

If we fail to successfully implement our strategic goals for Ukraine, our operating results and cash flows will be materially adversely affected.

In June 2008, we completed the acquisition of an additional 30% interest in the Studio 1+1 group from our partners, increasing our beneficial ownership interest to 90%; and in October 2008, we completed the acquisition of the remaining 10% interest in the Studio 1+1 group (see Part II, Item 8, Note 3 “Acquisitions and Disposals, Ukraine”). In February 2009, we completed the buyout of our minority partners in the KINO channel and the sale of our interest in the CITI channel (see Part II, Item 8, Note 23 “Subsequent Events”). In addition, in connection with the termination of our advertising sales arrangements with Video International Group, we created an in-house sales department to sell advertising on our channels in Ukraine.  As a result of these events, we have complete ownership of all of our broadcasting assets in Ukraine and have taken a series of measures to improve the overall standing and performance of the STUDIO 1+1 and KINO channels. Successful implementation will depend on several factors, including but not limited to general economic conditions in Ukraine, the ability of our in-house sales team to sell advertising, our ability to integrate the operations of our Ukraine channels, our achieving cost savings by consolidating these operations,  the cost and popularity of local productions and Russian-language programming, our ability to achieve higher ratings and audience share, the implementation of new management processes, the strength of the local management team, the ability of our internet properties in Ukraine to generate revenues as well the ability of the Ukrainian government to maintain political stability.  There can be no assurance that we will be able to successfully implement a new strategy in Ukraine, and any such failure will have a material adverse effect on our financial position, results of operations and cash flows.

We may seek to make acquisitions of other channels, networks, content providers or other companies in the future, and we may fail to acquire them on acceptable terms or successfully integrate them or we may fail to identify suitable targets.

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

To manage our growth effectively and achieve pre-acquisition performance objectives, we will need to integrate any new acquisitions, implement financial and management controls and produce required financial statements in those operations.  The integration of new businesses may also be difficult due to differing cultures or management styles, poor internal controls and an inability to establish control over cash flows.  If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.

In addition, prospective competitors may have greater financial resources than us and increased competition for target broadcasters may decrease the number of potential acquisitions that are available on acceptable terms.

Our operating results are dependent on the importance of television as an advertising medium.

We generate almost all of our revenues from the sale of advertising airtime on television channels in our markets.  Television competes with various other media, such as print, radio, the internet and outdoor advertising, for advertising spending.  In all of the countries in which we operate, television constitutes the single largest component of all advertising spending.  There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets. Furthermore, there can be no assurances that changes in the regulatory environment or improvements in technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically.  A decline in television advertising spending in any period or in specific markets would have an adverse effect on our financial position, results of operations and cash flows.

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

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with its own timeframe and regulatory and investment regime.  The specific timing and approach to implementing such plans is subject to change. We cannot predict the effect of the migration on our existing operations or predict our ability to receive any additional rights or licenses to broadcast for our existing channels or any additional channels if such additional rights or licenses should be required under any relevant regulatory regime.  Furthermore, we may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution and content rights. We may not have access to resources sufficient to make such investments when required.

Our operations are subject to significant changes in technology that could adversely affect our business.

The television broadcasting industry may be affected by rapid innovations in technology.  The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand and the availability of television programming on portable digital devices, have fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements may cause changes in consumer behavior that could impact our business. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences.  Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms.  Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems.  In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming.  Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in concluding transactions on less favorable terms than could be obtained in arms-length transactions.

In certain of our markets, Adrian Sarbu, our President and Chief Operating Officer (who is a shareholder in our Romania operations), general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media-related companies. We may not be aware of all such business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes and the EBRD Loan. In addition, there have been instances in the past where certain related party receivables have been collected more slowly than unrelated third party receivables, which have resulted in slower cash flow to our operating companies. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

We may not be able to prevent the management of our operating companies from entering into transactions that are outside their authority and not in the best interests of shareholders.

The general directors of our operating companies have significant management authority on a local level, subject to the overall supervision by the corresponding company board of directors.  In addition, we typically grant authority to other members of management through delegated authorities. In the past, our internal controls have detected transactions that have been entered into by managers acting outside of their authority.  Internal controls may not be able to prevent an employee from acting outside his authority.  There is therefore a risk that employees with delegated authorities may act outside their authority and that our operating companies will enter into transactions that are not duly authorized.  Unauthorized transactions may not be in the best interests of our shareholders and may create the risk of fraud or the breach of applicable law, which may result in transactions or sanctions that may have an adverse impact on our financial position, results of operations and cash flows.

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

Our analog broadcasting licenses expire at various times between April 2009 and September 2020.  Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business.

Our revenue generating operations are located in Central and Eastern Europe.  These markets pose different risks to those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater.  The economic and political systems, legal and tax regimes, standards of corporate governance and business practices of countries in this region continue to develop.  Government policies may be subject to significant adjustments, especially in the event of a change in leadership. This may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks, any of which could have a material adverse effect on our financial positions, results of operations and cash flows.  Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher tariffs and other levies as well as longer payment cycles.

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

Our success depends partly upon the efforts and abilities of our key personnel and our ability to attract and retain key personnel.  Our management teams have significant experience in the media industry and have made an important contribution to our growth and success.  Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense.  There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future. The loss of the services of any of these individuals could have an adverse effect on our business, results of operations and cash flows.

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

CME Holdco L.P. owns all our outstanding shares of Class B common stock, each of which carries ten votes per share.  Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and, subject to certain limitations described below, is entitled to vote those shares on behalf of CME Holdco L.P.  The shares over which Ronald Lauder has voting power represent 63.7% of the aggregate voting power of our outstanding common stock.  On September 1, 2006, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, acquired 49.7% of CME Holdco L.P.  Under the terms of the limited partnership agreement of CME Holdco L.P., Adele (Guernsey) L.P. has certain consent rights in respect of the voting and disposition of our shares of Class B common stock held by CME Holdco L.P.  CME Holdco L.P. is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors (including two directors Adele (Guernsey) L.P. is entitled to recommend for appointment) or certain transactions, including issuances of CME common stock that may result in a change of control. The interests of CME Holdco L.P. may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as CME Holdco L.P. retains voting control.

The price of our Class A common stock is likely to remain volatile.

The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Operations” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the EU, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investor and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry.  In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies.  These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.

Our share price may be adversely affected by future issuances and sales of our shares.

As at February 25, 2009, we have a total of 1.3 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock and Igor Kolomoisky, a member of our Board of Directors and a party to the Ukraine Buyout, holds 1,275,227 unregistered shares of Class A common stock.  In addition, the Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Holders of the Convertible Notes have registration rights with respect to the shares of Class A common stock underlying the Convertible Notes. Prior to December 15, 2012, the Convertible Notes will be convertible following certain events and from that date, at any time through March 15, 2013. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. (see Part II, Item 8, Note 6 “Senior Debt”). To mitigate the potentially dilutive effect of a conversion of the Convertible Notes on our Class A common stock, we have entered into two capped call transactions.  In connection therewith we have purchased call options with respect to a certain number of shares of our Class A common stock that are exercisable in the event of a conversion of the Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of an option (see Part II, Item 8, Note 6 “Senior Debt”). We cannot predict what effect, if any, an issuance of shares of our common stock, including the Class A common stock underlying options or the Convertible Notes, any issuances of shares of our Class A or Class B common stock in connection with future financings, or the entry into trading of previously issued unregistered shares of our Class A common stock, will have on the market price of our shares.  If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

ITEM 1 B.                 UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We own and lease properties in the countries in which we operate.  These facilities are fully utilized for current operations, are in good condition and are adequately equipped for purposes of conducting broadcasting or such other operations as we require. We believe that suitable additional space is available on acceptable terms in the event of an expansion of our businesses.  The table below provides a brief description of our significant properties.

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered Office, corporate
Amsterdam, Netherlands	Leased office	Corporate Office, corporate
London, United Kingdom	Leased office	Administrative Center, corporate
Sofia, Bulgaria	Leased buildings	Office and studio space, TV2 and RING TV
Zagreb, Croatia	Owned and leased buildings	Office and studio space, NOVA TV (Croatia)
Prague, Czech Republic	Owned and leased buildings	Office and studio space, TV NOVA (Czech Republic)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space, PRO TV
Bratislava, Slovak Republic	Owned buildings	Office and studio space, TV MARKIZA
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space, POP TV and KANAL A
Kiev and other key cities within Ukraine	Leased buildings	Office and studio space, STUDIO 1+1 and KINO
Zug, Switzerland	Leased office	Office space, IMS

For further information on the cash resources that fund these facility-related costs, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

On February 20, 2009, the last reported sales price for shares of Class A Common Stock was US$ 6.43.

The following table sets forth the high and low sales prices for shares of Class A Common Stock for each quarterly period during the last two fiscal years.

Price Period	High (US$ / Share)	Low (US$ / Share)

2008
Fourth Quarter	66.47	9.07
Third Quarter	89.42	61.99
Second Quarter	106.99	86.34
First Quarter	114.17	78.50

2007
Fourth Quarter	123.49	93.36
Third Quarter	100.85	76.91
Second Quarter	100.74	86.85
First Quarter	88.92	70.95

At February 20, 2009, there were 215 holders of record (including brokerage firms and other nominees) of shares of Class A Common Stock and 1 holder of record of shares of Class B Common Stock.  There is no public market for shares of Class B Common Stock.  Each share of Class B Common Stock has 10 votes.

4,500,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Item 8, Note 17, “Stock-Based Compensation”).

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of Common Stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2008.

PERFORMANCE GRAPH

The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A Common Stock against the total cumulative total return of the Nasdaq Composite Index and the Dow Jones World Broadcasting Index between December 31, 2004 and December 31, 2008.

Value of US$ 100 invested at December 31, 2004 as of December 31, 2008:

Central European Media Enterprises Ltd.	$55.81
NASDAQ Composite Index	$79.39
Dow Jones World Broadcasting Index (1)	$72.49

 (1) This index includes 69 companies, many of which are non-U.S. based. Accordingly, we believe that the inclusion of this index is useful in understanding our stock performance compared to companies in the television broadcast and cable industry.

ITEM 6.                      SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2008.  The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We have derived the consolidated statements of operations  data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and December 31, 2007 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(US$ 000’s, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$1,019,934	$838,856	$602,646	$400,978	$182,339
Operating (loss) / income	(127,797)	210,456	142,971	52,196	18,671
Net (loss) / income from continuing operations	(251,759)	93,048	27,641	42,835	15,938
Net (loss) / income on discontinued operations	(3,785)	(4,480)	(7,217)	(513)	2,524
Net income / (loss)	$(255,544)	$88,568	$20,424	$42,322	$18,462

PER SHARE DATA:
Net (loss) / income per common share from:
Continuing operations – basic	$(5.95)	$2.25	$0.69	$1.24	$0.57
Continuing operations – diluted	(5.95)	2.23	0.68	1.21	0.55
Discontinued operations – basic	(0.09)	(0.11)	(0.18)	(0.01)	0.09
Discontinued operations – diluted	(0.09)	(0.11)	(0.18)	(0.01)	0.09
Net (loss) / income – basic	(6.04)	2.14	0.51	1.22	0.66
Net (loss) / income – diluted	$(6.04)	$2.12	$0.50	$1.19	$0.63
Weighted average common shares used in computing per share amounts (000’s)
Basic	42,328	41,384	40,027	34,664	27,871
Diluted	42,328	41,833	40,600	35,430	29,100

CONSOLIDATED BALANCE SHEET DATA:
Cash	$107,433	$142,812	$145,902	$71,658	$152,568
Other current assets	387,962	392,280	271,763	215,268	112,481
Non-current assets	1,913,338	1,803,343	1,401,335	1,101,924	179,590
Total assets	$2,408,733	$2,338,435	$1,819,000	$1,388,850	$444,639
Current liabilities	228,673	234,470	184,461	206,961	109,745
Non-current liabilities	1,175,694	681,003	572,584	488,099	18,965
Minority interests	3,187	23,155	26,189	13,237	4,861
Shareholders’ equity	1,001,179	1,399,807	1,035,766	680,553	311,068
Total liabilities and shareholders’ equity	$2,408,733	$2,338,435	$1,819,000	$1,388,850	$444,639

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the sections entitled “Forward-looking Statements” on page 4 and “Risk Factors” in Part I, Item 1A.

Contents

I.	Executive Summary

ll.	General Market Information

Ill.	Analysis of Segment Results

IV.	Analysis of the Results of Consolidated Operations

V.	Liquidity and Capital Resources

Vl.	Critical Accounting Policies and Estimates

Vll.	Related Party Matters

l.  Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31, (US$ 000's)
	2008	2007	Movement

Net revenues	$1,019,934	$838,856	$181,078
Operating (loss) / income	(127,797)	210,456	(338,253)
Net (loss) / Income	$(255,544)	$88,568	$(344,112)
Net cash generated from continuing operating activities	$135,555	$106,695	$28,860

The deterioration in our operating income is principally due to the recognition of a non-cash impairment charge of US$ 336.7 million in respect of our operations in Ukraine and Bulgaria (see Item 8, Note 4, “Goodwill and Intangible Assets”).

Station Performance

In 2008 our established operations in Croatia, the Czech and Slovak Republics, Romania, and Slovenia performed very strongly. We acquired the interests of the minority partners in our Ukraine (STUDIO 1+1) operations and re-launched the station in 2008, incurring significant costs as a result. We also acquired  new operations in Bulgaria during 2008 which incurred startup losses.

In 2008 we reported growth in total Segment Net Revenues of 21.6%.  Aside from our Ukraine (STUDIO 1+1) operations, each of our stations showed growth in excess of 15.9%, with particularly strong growth in the Czech Republic and Romania.

Total Segment EBITDA grew by 6.9%. We generated a total Segment EBITDA margin of 34.0% compared to the 39.0% margin reported in 2007 (Segment EBITDA is defined and reconciled to our consolidated results in Item 8, Note 19, “Segment Data”). Our total segment results were affected by losses in our developing markets of Ukraine and Bulgaria. In Ukraine our two operating segments generated Segment EBITDA losses of US$ 34.8 million compared to Segment EBITDA of US$ 23.5 million in 2007, and our new operations in Bulgaria generated Segment EBITDA losses of US$ 10.2 million. Excluding these, in 2008 we generated Segment EBITDA of US$ 390.7 million, an increase of 30.2% over 2007, and a total Segment EBITDA margin of 42.5%, compared to 42.1% in 2007.

Our net cash generated from continuing operations increased by 27.0% in 2008.

During the first half of 2008, our Segment results benefited from a general weakening of the dollar against the currencies in which our results are generated. This situation reversed in the second half of the year, and by December 31, 2008 the currencies of all our markets except the Slovak Republic were weaker against the dollar than they had been at the start of the year. We were not impacted by the weakening general economic conditions that have affected many Western countries until very late in the year. Rapidly growing economic uncertainty in the last quarter of 2008 led to a significant reduction in GDP growth rates in most of our markets and our advertising sales in December were lower than we had anticipated in some markets.

Key Events

In late 2007 we began negotiations with our minority partners in the Studio 1+1 group to acquire their remaining 40.0% interest. On January 31, 2008, we entered into a framework agreement which established a mechanism for us to acquire a 30.0% interest and an option to acquire the final 10.0% interest at agreed prices.

We completed the acquisition of the first 30.0% interest in June 2008, paying cash consideration of US$ 223.2 million (including acquisition costs) and began to implement our plan to maximize the potential of the STUDIO 1+1 channel by establishing a multi-channel broadcasting platform. This included installing a new management team and significantly restructuring our operations.

On September 10, 2008, we exercised our option to purchase the remaining 10.0% interest. We completed this purchase on October 17, 2008 for cash consideration of US$ 109.1 million. We have taken responsibility for advertising sales for Ukraine operations with effect from January 1, 2009 and have set up an in-house sales department following the termination of our agreements with the Video International Group.

In December 2008, we also announced that we had entered into a preliminary agreement to buy out our minority partners in Gravis-Kino in exchange for our interest in CITI for net consideration of US$ 10.0 million and to take a 10.0% interest in Glavred Media Holding LLC for cash consideration of US$ 12.0 million. These transactions, which were completed in February 2009, will enable us to integrate the KINO channel with STUDIO 1+1 to build an efficient multi-channel broadcasting platform (see Item 8, Note 23, “Subsequent Events”).

Although we strongly believe these transactions will ultimately maximize the value of our operations in Ukraine, our operations were vulnerable to the sharp decline in the market that commenced in November and December of 2008 and which is expected to continue in 2009 and 2010 We therefore concluded that some of our Ukraine assets had become impaired in the fourth quarter. Accordingly, we recorded an impairment charge of US$ 271.9 million in respect of both of our Ukraine operations (see Item 8, Note 4 “Goodwill and Intangible Assets: Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets”).

During 2008 we also made the first expansion of our geographic footprint since 2005 through an acquisition in Bulgaria. In July we announced our acquisition of an indirect 80.0% interest in TV2, which operates a start-up national terrestrial channel, and Ring TV, which operates a sports cable channel, for total cash consideration of US$ 152.3 million. The acquisition of TV2 and RING TV provides an opportunity for us to establish a leading multi-channel broadcasting platform in a new market. Unfortunately, the Bulgarian economy was also heavily impacted by the global financial crisis in the fourth quarter and is expected to continue to suffer in 2009 and 2010.  We therefore recorded impairment charges of US$ 64.9 million in respect of our Bulgarian operations (see Item 8, Note 4 “Goodwill and Intangible Assets: Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets”).

In smaller transactions we expanded into radio with our acquisition of Radio Pro in Romania, and in the Czech Republic enhanced our internet operations and announced a licensing agreement to launch a localized MTV channel in 2008. In April 2008, we acquired certain assets of Radio Pro, the owner of two leading radio channels in Romania, for RON 47.2 million (approximately US$ 20.6 million at the date of payment). In May 2008 we acquired Jyxo, an information technology provider and blog.cz, operator of the leading blog site in the Czech Republic, which we also acquired, for up to US$ 11.6 million if certain operational targets are met (see Item 8 Note 3 “Acquisitions and Disposals: Romania). In September, 2008, we announced a multi-year licensing agreement with MTV Networks International to launch a localized MTV channel in the Czech Republic, with the opportunity to also distribute the channel in the Slovak Republic via cable and satellite. We expect the channel to launch during 2009.

In March 2008, we issued US$ 475.0 million of 3.5% Senior Convertible Notes, the proceeds of which were used to acquire the additional ownership interests in our Ukraine operations and for general corporate purposes. In connection with the issuance of the Convertible Notes we purchased capped call options over shares of our Class A Common Stock.

Late in the year we had a number of executive management changes. Marina Williams, our Executive Vice President, resigned in October to pursue other professional opportunities. Michael Garin retired as Chief Executive Officer at the end of December 2008 and resigned from the Board of Directors of CME in February 2009. Adrian Sarbu, our Chief Operating Officer, was appointed President and Chief Operating Officer from January 1, 2009.

Future Trends

Economic conditions in our markets worsened significantly at the end of 2008 and economic news in the first two months of 2009 has been generally negative. There is a wide range of GDP and economic predictions for our markets for 2009, but the majority of these anticipates substantially worse conditions than in 2008 and the consensus projections, which steadily deteriorated in the last months of 2008, have sharply declined in the first months of 2009.

The first quarter of the year is the main period in which we negotiate advertising contracts with our clients. In light of these deteriorating economic conditions, advertisers are uncertain about the level of spending they are prepared to commit and this has slowed our progress in closing advertising sales contracts for 2009. As a result, the level of advertiser demand for gross rating points (“GRPs”) and the consequent effect on pricing is currently unclear. We therefore cannot predict with certainty how our advertising sales will develop in 2009.  We now expect that total advertising spending will decline in 2009 in most or all of the countries in which we operate. The extent of the decline will probably be in a single digit percentage range, although if the current economic conditions continue or worsen the level of decline could be substantially greater. We cannot predict with any degree of accuracy how the effect of such a decline will impact television advertising. In Ukraine uniquely poor economic conditions lead us to expect a decline of the television advertising market of up to 60%.

Since June 30, 2008 the dollar has strengthened considerably against most European currencies, including the Euro and the local currencies of our station operations.  In general, an increase in the strength of the dollar against the functional currencies of the markets in which we operate will reduce the dollar value of the segment sales and segment EBITDA that we report. This trend has continued in the early months of 2009 and analyst predictions suggest that further weakening is likely.

We have been taking actions to reduce costs to protect profits and to conserve liquidity. These steps include staff reductions in our operations and our headquarters, pay constraints, the deferral of certain operating expenditures, the deferral or cancellation of capital expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. We have also modified our development strategies for Ukraine and Bulgaria and significantly reduced our planned levels of investment expenditure.  Notwithstanding these cost reductions, our goal continues to be to maintain the high audience shares and the strength of our brands that we currently enjoy in our key markets, as we believe this is essential to the long term value of CME. We intend to maintain sufficient investment to protect these strengths. Taking all these factors into account, we now expect that we will see a decline in Segment Net Revenues and Segment EBITDA in 2009 in local currency in some or all of our markets.

When the global economic climate improves, we expect growth will resume in our markets. As a result, we expect that over the medium term we will see a return to higher levels of GDP growth, as higher well as general advertising and television advertising spending growth in our markets than in Western European or U.S. markets.

Broadcast

The large audience share that we enjoy in most of our markets is due both to the commercial strength of our brands and channels and to the constraints on bandwidth that limit the number of free-to-air broadcasters in our markets. The only markets where we currently face significant competition from other distribution platforms are Romania and Slovenia, where cable penetration exceeds 50% of television households.

As our markets mature, we anticipate more intense competition for audience share and advertising spending from other incumbent terrestrial broadcasters and from cable, satellite and digital terrestrial broadcasters as the coverage of these technologies grows. The advent of digital terrestrial broadcasting as well as the introduction of alternative distribution platforms for content (including additional direct-to-home (“DTH”) services, the internet, internet protocol TV (“IPTV”), mobile television and video-on-demand services) will cause audience fragmentation and change the competitive dynamics in our operating countries in the medium term.  Due to our integrated multichannel and internet business model, we do not expect that the impact on our advertising share will be significant.

We believe that our leading position in our operating countries and the strength of our existing brands place us in a solid position to manage increased competition, including by launching new niche channels to target niche audiences as these new technologies develop.

Internet

Internet broadband penetration is low in all of our markets in comparison to Western European and U.S. markets. As the GDP per capita of our markets grows over the medium term, we anticipate broadband penetration will increase significantly and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We operate a complex internet business in each of our markets and expect to continue to launch targeted services in order to support or achieve leading positions in terms of unique users. We believe that the strength of our brands, our news programming and other locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop and to monetize those assets over time. We intend to continue the development of our non-broadcast activities in order to create offerings and launch services on the internet and mobile platforms that complement our broadcast schedules and generate additional revenues.

Financial Position

We believe our financial resources are sufficient to meet our current financial obligations. We do not have any imminent refinancing need; as the earliest maturity date of our Senior Notes or Convertible Notes is in 2012 and our EBRD Loan, which is scheduled to amortize from May 2009, does not mature until 2011. However, further deterioration in the advertising market or continued strengthening of the dollar against the currencies of the markets in which our cash flow is generated would reduce our liquidity reserves. We may also be constrained in accessing new funding due to prevailing credit market conditions and our increasing leverage as Segment EBITDA falls.   We will continue to review opportunities to raise additional liquidity, including restructuring our debt and issuing equity or additional local debt as market conditions allow.

CME Strategy

We enjoy very strong positions in our core markets. This is based on brand strength, audience share leadership, the depth and experience of local management and local content production. Historically, these strengths have supported price leadership, high margins, and strong cash flows. We expect these strengths will give our operations resilience in the current economic downturn and the opportunity to benefit as and when growth resumes.

We intend also to take a number of steps to enhance the performance of the business over the medium term. Our priorities in this regard include:

Optimizing the value of our resources through diversification of revenue sources:

•
we intend to reorganize our operating structure into three areas - (broadcast) channel operations, content, and internet – to leverage our content strengths to develop a significant new revenue source over the medium term; and

•
as this structure becomes established, we intend to continue our transformation from a television broadcaster to a broad based media company by capitalizing on our core strengths and expanding our revenue base into five main sources: advertising, subscription, content distribution, internet and management services.

Further development of our operations:

•	we will continue developing our Bulgaria and Ukraine operations in a controlled manner to secure consistent performance and a leading position in those markets; and.

•
we will assess opportunities arising from current economic conditions to launch or acquire additional channels and internet operations in our region in order to expand our offerings, target niche audiences and increase our advertising inventory when financially prudent.

In the near term, while current difficult economic conditions continue, we will maintain a strong focus on cost control to protect both profitability and liquidity, while ensuring that this does not lead to the erosion of our brands and competitive strength.

ll.  General Market Information

Emerging Markets

Our revenue generating operations are in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine. These emerging economies have adopted Western-style democratic forms of government within the last twenty years and have economic structures, political systems, legal systems, systems of corporate governance and business practices that continue to evolve. The lower level of development and experience in these areas within our markets, by comparison with most Western European markets, increases the relative level of our business risk.

One indicator of the rate of development and the relative level of business risk associated with economic development in a particular market is such market’s Coface rating, which is an assessment of the relative risk of payment default in such market taking into account local business, financial and political factors.  The table below indicates the Coface rating for each country in which we operate. For purposes of comparison with other select markets, the United States, United Kingdom, Greece and Italy were ranked A2 in 2008, Hungary and Poland were ranked A3 and Russia and Turkey were ranked B.

Country	2008 Rating	Details of 2008 Rating	2007 Rating	2006 Rating	2005 Rating
Bulgaria	A4	A somewhat shaky political and economic outlook and a relatively volatile business environment can affect corporate payment behavior. Corporate default probability is still acceptable on average.	-	-	-

Croatia	A4	A somewhat shaky political and economic outlook and a relatively volatile business environment can affect corporate payment behavior. Corporate default probability is still acceptable on average.	A4	A4	A4

Czech Republic	A2	The political and economic situation is good. A basically stable and efficient business environment nonetheless leaves room for improvement. Corporate default is low on average.	A2	A2	A2

Romania	A4	A somewhat shaky political and economic outlook and a relatively volatile business environment can affect corporate payment behavior. Corporate probability is still acceptable on average.	A4	A4	A4

Slovak Republic	A3
Changes in generally good but somewhat volatile political and economic environment can affect corporate payment behavior.  A basically secure business environment can nonetheless give rise to occasional difficulties for companies.  Corporate default probability is quite acceptable on average.
			A3	A3	A3

Slovenia	A1	The political and economic situation is very good. A quality business environment has a positive influence on corporate payment behavior. Corporate default probability is very low on average.	A1	A1	A2

Ukraine	C
A very uncertain political and economic outlook and a business environment with many troublesome weaknesses can have a significant impact on corporate payment behavior.  Corporate default probability is high.
			C	C	C
Source:  Coface USA. In January 2009, Coface downgraded a number of countries because of the credit crisis; Croatia, Slovenia and Ukraine have been placed on a negative watch.

European Union Accession

The Czech Republic, the Slovak Republic and Slovenia acceded to the EU in May 2004, and Romania and Bulgaria acceded in January 2007.  Croatia is currently in accession negotiations.  Accession to the EU brings certain positive developments.  All countries joining the EU become subject to EU legislation and we believe that the ongoing progress towards EU entry reduces the political and economic risks of operating in the emerging markets of Central and Eastern Europe.  This reduction in political and economic risks may encourage increased foreign investment that will support economic growth.  Accession to the EU may also bring certain negative developments.  The adoption of EU-compliant legislation in connection with accession may result in the introduction of new standards affecting industry and employment, and compliance with such new standards may require increased spending.

Television Advertising Markets

We derive almost all of our revenue from the sale of television advertising, most of which is sold through media houses and independent agencies.  Like other television operators, we experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (July and August) and highest during the fourth quarter of each calendar year.  For the year ended December 31, 2008, 90% of our Segment Net Revenues came from the sale of television advertising.

The per capita GDP in our markets is lower than that of Western markets.  As a result of the lower GDP and weaker domestic consumption, total advertising spending and, consequently, television advertising spending per capita tends to be lower than in Western markets.  However, as a result of television being commercialized in our markets at the same time as other media, television advertising spending generally accounts for a higher proportion of total advertising spending than in Western markets, where newspapers and magazines and radio were established as advertising media well before the advent of television advertising.

Country	Population (in millions) (1)	Per Capita GDP 2008 (1)	Total Advertising Spending per Capita 2008 (US$) (2)	Total Advertising Spending as a % of GDP 2008 (2)	TV Advertising Spending per Capita (US$) 2008 (2)	TV Advertising Spending as a % of Total Advertising Spending 2008 (2)
Bulgaria	7.6	$6,154	$45.9	0.75%	$23.7	55%
Croatia	4.6	$13,491	$73.0	0.54%	$35.5	49%
Czech Republic	10.2	$22,575	$108.3	0.48%	$48.8	45%
Romania	21.3	$8,983	$36.3	0.40%	$22.0	61%
Slovak Republic	5.4	$17,994	$83.9	0.47%	$39.4	47%
Slovenia	2.0	$27,864	$88.6	0.32%	$51.4	58%
Ukraine	45.9	$3,928	$22.5	0.57%	$9.9	44%
(1)	Source: Global Insight.
(2)	Source: Global Insight and CME estimates.

For purposes of comparison, the following table shows the advertising market statistics for certain other Central and Eastern European markets and selected Western markets.

Country	Population (in millions) (1)	Per Capita GDP 2008 (1)	Total Advertising Spending per Capita 2008 (US$) (2)	Total Advertising Spending as a % of GDP 2008 (2)	TV Advertising Spending per Capita (US$) 2008 (2)	TV Advertising Spending as a % of Total Advertising Spending 2008 (2)
Greece	11.2	$31,712	$370.2	1.17%	$111.6	30%
Hungary	10.0	$14,013	$96.6	0.69%	$39.6	41%
Italy	58.6	$39,386	$257.2	0.65%	$128.9	50%
Poland	38.0	$11,350	$75.7	0.67%	$35.4	47%
Russia	141.8	$12,188	$75.1	0.62%	$39.5	53%
Turkey	75.8	$8,466	$31.0	0.37%	$16.7	54%
UK	61.0	$34,283	$324.6	0.95%	$84.6	26%
USA	308.8	$46,233	$546.0	1.18%	$238.2	44%
(1)	Source: Global Insight.
(2)	Source: Global Insight and CME estimates.

There is no independent source for reliable information on the size of total television advertising spending per country in our markets.  The following table sets out our current estimates of the development of television advertising spending by market (in US$ millions).

Country	2004	2005	2006	2007	2008
Bulgaria (1)	-	–	-	-	$175 - $ 185
Croatia (1)	$110 – $ 120	$115 – $ 125	$120 – $ 130	$140 – $ 150	$155 - $ 165
Czech Republic (1)	$260 – $ 270	$285 – $ 295	$310 – $ 320	$390 – $ 400	$490 - $ 500
Romania	$110 – $ 120	$165 – $ 175	$235 – $ 245	$375 – $ 385	$465 - $ 475
Slovak Republic	$80 - $ 90	$90 – $ 100	$105 – $ 115	$165 – $ 170	$210 - $ 215
Slovenia	$55 – $ 65	$60 - $ 70	$70 - $ 80	$85 – $ 90	$100 - $ 105
Ukraine (2)	$140 - $ 150	$220 - $ 230	$310 - $ 320	$470 - $ 480	$450 - $ 460
Market sizes are quoted at average dollar exchange rates throughout each year.
(1) We acquired our Croatia operations in July 2004, our Czech Republic operations in May 2005 and our Bulgaria operations in August 2008.
(2) Excludes political advertising and sponsorship.

The following table sets out our current estimates of the local functional currency growth of television advertising spending by market.

Country	2004	2005	2006	2007	2008
Bulgaria (1)	-	-	-	-	6 – 8%
Croatia (1)	-	(1 – 3)%	2 - 5%	4 – 7%	0%
Czech Republic (1)	-	3 – 5%	0 - 1%	8 – 12%	7 – 9%
Romania	20 - 30%	25 - 35%	30 – 40%	50 - 60%	27 – 29%
Slovak Republic	14 - 16%	8 - 10%	5 - 7%	25 - 30%	6 – 8%
Slovenia	8 - 11%	9 - 11%	9 - 11%	8 - 10%	7 – 9%
Ukraine (2)	25 - 35%	45 - 55%	25 - 35%	25 - 35%	(3 - 5)%
(1) We acquired our Croatia operations in July 2004, our Czech Republic operations in May 2005 and our Bulgaria operations in August 2008.
(2) Excludes political advertising and sponsorship.

Television Advertising Sales

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

Our goal is to increase revenues from advertising in local currency year-on-year in every market through disciplined management of our advertising inventory.  In any given period, revenue increases can be attributable to combinations of price increases, higher inventory sales, seasonal or time-of-day incentives, target-audience delivery of specific campaigns, introductory pricing for new clients or audience movements based on our competitors’ program schedules.

Audience Ratings and Share. When describing our performance we refer to “audience share”, which represents the share attracted by a channel as a proportion of the total audience watching television, and “ratings”, which represents the number of people watching a channel (expressed as a proportion of the total population measured). Audience share and ratings information is measured in each market by international measurement agencies, using peoplemeters, which quantify audiences for different demographics and sub geographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers. For each of our segments we show all day and prime time audience share and program ratings information for our channels and their major competitors, based on our channels’ target demographics.

Spot Sales. Our main unit of sale is the commercial gross rating point (“GRP”).  This is a measure of the number of people watching when the advertisement is aired. Generally we will contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or “CPP”). Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers.  The price per GRP package varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requirements for special positioning of the advertisement, the demographic group that the advertisement is targeting (in a multi-channel environment) and other factors. Our larger advertising customers generally enter into annual contracts which usually run from April to March and set the pricing for a committed volume of GRPs.

Generally, demand for broadcast advertising is highest in the fourth quarter of the year, followed by the second quarter; demand for broadcast advertising tends to be lowest in the third quarter of the year.

III.  Analysis of Segment Results

OVERVIEW

We manage our business on a country-by-country basis and review the performance of each business segment using data that reflects 100% of operating and license company results.  We also consider how much of our total revenues and earnings are derived from our broadcast and non-broadcast operations.  Our business segments are comprised of Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and two Ukraine segments.

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

Segment EBITDA is determined as segment net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in Segment EBITDA, include:

•	expenses presented as corporate operating costs in our Consolidated Statement of Operations;
•	stock-based compensation charges;
•	foreign currency exchange gains and losses;
•	change in the fair value of derivatives; and
•	certain unusual or infrequent items (e.g., extraordinary gains and losses, impairments of assets or investments, or gains on the sale of unconsolidated affiliates).

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

For a full reconciliation of our Segment Net Revenues and Segment EBITDA by operation to our consolidated results for the years ended December 31, 2008, 2007 and 2006 see Part II, Item 8, Note 19, “Segment Data”.

A summary of our total Segment Net Revenues, Segment EBITDA and Segment EBITDA margin showing the relative contribution of each Segment, is as follows.

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000's)
	2008	(1)	2007	(1)	2006	(1)
Segment Net Revenues
Bulgaria (2)	$1,263	0%	-	-%	-	-%
Croatia (NOVA TV)	54,651	5%	$37,193	5%	$22,310	4%
Czech Republic (3)	376,546	37%	279,237	33%	208,387	34%
Romania (4)	274,627	27%	215,402	26%	148,616	25%
Slovak Republic (TV MARKIZA) (5)	132,692	13%	110,539	13%	73,420	12%
Slovenia (POP TV and KANAL A)	80,697	8%	69,647	8%	54,534	9%
Ukraine (STUDIO 1+1)	96,738	10%	125,323	15%	96,413	16%
Ukraine (KINO, CITI) (6)	2,720	0%	1,515	0%	726	0%
Total Segment Net Revenues	$1,019,934	100%	$838,856	100%	$604,406	100%

Represented by:
Broadcast operations	$1,010,404	100%	$835,232	100%	$601,416	100%
Non-broadcast operations	9,530	0%	3,624	0%	2,990	0%
Total Segment Net Revenues	$1,019,934	100%	$838,856	100%	$604,406	100%

Segment EBITDA
Bulgaria	$(10,185)	(3)%	-	-%	-	-%
Croatia (NOVA TV)	(5,415)	(2)%	$(13,882)	(4)%	$(14,413)	(7)%
Czech Republic	208,655	60%	156,496	49%	100,488	46%
Romania	111,783	33%	93,075	29%	65,860	30%
Slovak Republic (TV MARKIZA)	50,228	15%	41,532	13%	20,805	10%
Slovenia (POP TV and KANAL A)	25,413	7%	22,767	7%	19,842	9%
Ukraine (STUDIO 1+1)	(32,944)	(9)%	27,000	8%	29,973	14%
Ukraine (KINO, CITI)	(1,855)	(1)%	(3,536)	(2)%	(1,795)	(2)%
Total Segment EBITDA	$345,680	100%	$323,452	100%	$220,760	100%

Represented by:
Broadcast operations	$354,387	103%	$327,330	101%	$221,046	100%
Non-broadcast operations	(8,707)	(3)%	(3,878)	(1)%	(286)	0%
Total Segment EBITDA	$345,680	100%	$323,452	100%	$220,760	100%

Segment EBITDA Margin (7)	34%		39%		37%
(1)	Percentage of Total Segment Net Revenues / Total Segment EBITDA.
(2)	We acquired our Bulgaria operations (TV2, RING TV) on August 1, 2008.
(3)	Our Czech Republic operations comprise TV NOVA, NOVA SPORT and NOVA CINEMA, which was launched in December 2007.
(4)
Romanian channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the years ended December 31, 2008 and 2007 and PRO TV, PRO CINEMA, ACASA  and PRO TV INTERNATIONAL for the year ended December 31, 2006.

(5)	Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(6)	We acquired our Ukraine (KINO, CITI) operations on January 11, 2006 and disposed of the CITI channel in February 2009.
(7)	We define Segment EBITDA margin as the ratio of Segment EBITDA to Segment Net Revenues.

ANALYSIS BY GEOGRAPHIC SEGMENT

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is more useful to provide percentage movements based on like-for-like (“% Lfl”) or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange).

(A) BULGARIA

We acquired our Bulgaria operations on August 1, 2008. We hold an indirect 80.0% voting and economic interest in each of TV2, a start-up national channel, and RING TV, a cable sports channel.  TV2 was launched in November 2007.

Since acquiring our Bulgaria operations, we have been focused on establishing the necessary infrastructure and resources for the development of the operations, drawing on experienced management support from Romania and other markets while we build  the new local management team. We have expanded the existing management team with particular attention to programming, marketing, sales and technical capability.  The location of the broadcasting operations has been secured with sufficient floor space for our immediate development plans.  This space is under refurbishment and progress has been made in consolidating operations with the closure of two of three satellite offices in December 2008.

TV2 launched its news service ’Novinite’ on October 20, 2008 and now delivers three bulletins per night.  In August 2008, we acquired the rights to broadcast the Bulgarian National Football League for the next five years.  The top five games aired in 2008 achieved audience share of over 6.5% on RING TV. In December 2008, we secured exclusive rights for the UEFA Champions League and UEFA Cup for the next 3 seasons.

We intend to relaunch TV2 and RING TV in the second and third quarters of 2009, respectively.

Market Background: We estimate that the net television advertising market in Bulgaria was approximately US$ 175 -185 million in 2008. Economic projections for Bulgaria in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers, we are closing sales contracts for 2009 more slowly than we anticipated, and as a result we cannot accurately predict future market development.  However, we currently expect the local currency total advertising market to decline by a single-digit percentage in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

TV2 and RING TV Audience Share and Ratings Performance

For sales purposes, TV2’s target audience demographic is 18-49. All audience data shown below is based on the target demographic of TV2.

For the five months from acquisition to December 31, 2008
All day audience share	2.0%
All day ratings	0.2%
Prime time audience share	1.7%
Prime time ratings	0.5%

Our major competitors are the privately owned broadcaster bTV and NOVA TV and the public broadcaster BNT. From August 1, 2008 to December 31, 2008, bTV had an all day audience share of 36.1%, NOVA TV had an all day audience share of 18.2% and BNT had an all day audience share of 10.0%.  In terms of its audience share, TV2 currently is comparable to the larger cable or satellite channels in the Bulgarian market: DIEMA + and DIEMA 2, with  all day audience shares for the period from August 1, 2008 to December 31, 2008 of 4.4% and  1.1%, respectively, FOX LIFE with 2.4% and TV7 with 0.9%.

Prime time audience share for the five months ended December 31, 2008 was 41.1% for bTV, 22.8% for NOVA TV and 10.0% for BNT.  Prime time audience shares for the period from August 1, 2008 to December 31, 2008 for DIEMA +, DIEMA 2, FOX LIFE and TV7 were 3.0%, 0.8%, 1.3% and 0.8%, respectively.

BULGARIA SEGMENT FINANICIAL INFORMATION
For the period from acquisition to December 31, 2008 (US$ 000’s)
Spot revenues	$666
Non-spot revenues	597
Segment Net Revenues	$1,263

Represented by:
Broadcast operations	$1,261
Non-broadcast operations	2
Segment Net Revenues	$1,263

Segment EBITDA	$(10,185)

Represented by:
Broadcast operations	$(10,182)
Non-broadcast operations	(3)
Segment EBITDA	$(10,185)

Segment EBITDA Margin	(806)%

•
Segment Net Revenues for the five months from acquisition to December 31, 2008 were US$ 1.3 million. Spot revenues were US$ 0.7 million. Non-spot revenues were US$ 0.6 million, primarily from cable revenues.

•
Segment EBITDA losses for the period from acquisition to December 31, 2008 were US$ 10.2 million. We incurred programming costs of US$ 6.5 million, which included a writedown of programming of US$ 0.5 million, other operating costs of US$ 2.3 million and selling, general and administrative costs of US$ 2.7 million.

(B) CROATIA

In 2008, NOVA TV (Croatia) experienced significant improvements in audience share, Segment Net Revenues and Segment EBITDA. NOVA TV (Croatia) achieved positive Segment EBITDA not only in the fourth quarter, in line with the development plan we published in 2005, but also in the second quarter. These developments reflected broad-based programming success, especially with local programming. Of particular note are the strong audience share achievements with the reality show ‘The Farm’ and the format ‘Don’t Forget The Lyrics’. ‘Moment of Truth’, a new local game show launched in September, finished its first season with an average audience share of 29.6%. Our main evening news program increased its target audience share by more than 35%.

The number of unique daily users of our internet sites increased by approximately 31% in 2008. Several new themed microsites were launched targeted at women, children, sports, and other niche groups.

Market Background:  We estimate that the television advertising market in Croatia experienced no growth in local currency between 2007 and 2008, reflecting a reduction in demand from international advertisers in the fourth quarter.  Economic projections for Croatia in 2009 are poor and continue to worsen. Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect the local currency total advertising market to decline by a single-digit percentage in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

NOVA TV (Croatia) Audience Share and Ratings Performance

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic and all audience data in this section is shown on this basis.

	For the Years Ended December 31,
	2008	2007	Movement
All day audience share	22.5%	18.8%	3.7%
All day ratings	3.4%	3.0%	0.4%
Prime time audience share	25.4%	19.7%	5.7%
Prime time ratings	8.8%	7.2%	1.6%

Our major competitors are the two channels of the public broadcaster, HRT1 and HRT2, with all day audience shares for the year ended December 31, 2008 of 24.3% and 15.1%, respectively, and privately owned broadcaster RTL, with an all day audience share of 26.4%.

NOVA TV (Croatia) whose prime time audience share increased from 19.7% in 2007 to 25.4% in 2008 was ranked second in the market. Prime time audience share for RTL decreased from 30.1% to 27.1% over the same period, while the prime time audience shares of HRT1 and HRT2 decreased from 24.6% to 22.6% and from 18.4% to 16.3% respectively.

Prime time ratings for NOVA TV (Croatia) increased from 7.3% in 2007 to 8.8% in 2008, while the total prime time ratings for the Croatian market decreased from 36.7% in 2007 to 34.8% in 2008.

During the three months ended December 31, 2008, the prime time audience share of NOVA TV (Croatia) increased from 19.4% to 23.9%. The prime time audience share of HRT1 increased from 23.7% to 24.6% over the same period, while those of RTL and HRT2 decreased from 33.1% to 28.8% and from 16.5% to 13.1%, respectively.

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2008	2007	% Act(1)	% Lfl(2)	2007	2006	% Act(1)	% Lfl(2)

Spot revenues	$45,946	$29,675	54.8%	44.4%	$29,675	$16,442	80.5%	65.1%
Non-spot revenues	8,705	7,518	15.8%	4.9%	7,518	5,868	28.1%	14.9%
Segment Net Revenues	$54,651	$37,193	46.9%	36.2%	$37,193	$22,310	66.7%	51.7%

Represented by
Broadcast operations	$54,083	$36,901	46.6%	35.8%	$36,901	$22,298	65.5%	50.6%
Non-broadcast operations	568	292	94.5%	94.3%	292	12	nm% (3)	nm% (3)
Segment Net Revenues	$54,651	$37,193	46.9%	36.2%	$37,193	$22,310	66.7%	51.7%

Segment EBITDA	$(5,415)	$(13,882)	(61.0)%	(64.1)%	$(13,882)	$(14,413)	3.7%	10.7%

Represented by
Broadcast operations	$(3,503)	$(13,814)	74.6%	76.7%	$(13,814)	$(14,302)	3.4%	10.4%
Non-broadcast operations	(1,912)	(68)	nm% (3)	nm% (3)	(68)	(111)	38.7%	47.3%
Segment EBITDA	$(5,415)	$(13,882)	(61.0)%	(64.1)%	$(13,882)	$(14,413)	3.7%	10.7%

Segment EBITDA Margin	(10)%	(37)%	27%	28%	(37)%	(65)%	28%	26%

(1) Actual ("%Act") reflects the percentage change between two years.
(2) Like for Like ("%Lfl") or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

•
Segment Net Revenues for the year ended December 31, 2008 increased by 47%, compared to year ended December 31, 2007.  In constant currency, Segment Net Revenues increased by 36%.  Spot revenues for 2008 increased by 55%, or 44% in constant currency, compared to 2007 due to the continuing significantly higher volume of GRPs sold at increased prices, although in November and December we sold a lower proportion of the GRPs that we generated compared to the prior year. Non-spot revenues increased by 16% in 2008 compared to 2007 and there was an increase of 5% in constant currency primarily as a result of lower telephone-based services revenues (“Call TV”).

Segment Net Revenues for the year ended December 31, 2007 increased by 67%, compared to 2006. In constant currency, Segment Net Revenues grew by 52%. Spot revenues increased by 81%, or 65% in constant currency, in 2007 compared to 2006 due to our stronger ratings improving our position in the market, which supported the sale of significantly higher volumes of GRPs at increased prices. Non-spot revenues increased by 28%, or 15% in constant currency, in 2007 compared to 2006, primarily due to increased sponsorships and the revenue arising from ‘Nova Lova’ Call TV. A blog site operated by Internet Dnevnik, which we acquired on June 7, 2007, contributed more than half of non-broadcast revenues.

•	Segment EBITDA losses for the year ended December 31, 2008 decreased by 61% compared to year ended December 31, 2007. In constant currency, Segment EBITDA losses decreased by 64%.

Costs charged in arriving at Segment EBITDA for 2008 increased by 9% in constant currency compared to year ended December 31, 2007.  Cost of programming increased by 14% in constant currency primarily due to a higher proportion of locally produced programs included in our schedule, such as ‘The Farm’ and ‘Moment Of Truth’ and a programming write off and impairment totalling US$ 0.6 million.  Other operating costs increased by 17% in constant currency due to staff-related costs and broadcast operating expenses.  Staff-related costs increased due to increases in headcount relating to the continuing development of the company and performance-related bonuses. Broadcast operating expenses increased primarily due to satellite transmission costs and maintenance costs.  Selling, general and administrative expenses were 19% lower in constant currency primarily due to due to reduced marketing expenses.

Segment EBITDA losses for the year ended December 31, 2007 fell by 4% compared to the year ended December 31, 2006. In constant currency, Segment EBITDA losses fell by 11%.

Costs charged in arriving at Segment EBITDA for 2007 increased by 28% in constant currency compared to 2006. Cost of programming grew by 37% in constant currency as a result of continued investment in high-quality programming to improve performance. Programming syndication grew by 34% in constant currency and production expenses showed an increase of 43% in constant currency due to the broadcast of popular locally produced content, such as the entertainment show ‘Nad Lipom 35’ (‘35 Lime Street’), the crime investigation series ‘Istraga’ (‘Investigation’), the entertainment show ‘Vecernja Skola’ (‘Evening School’) and the investigation magazine show ‘Provjereno’ (‘Testified’). Other operating costs increased by 11% in constant currency, primarily due to staff bonuses awarded due to a significant improvement in operating results. Selling, general and administrative expenses increased by 18% in constant currency.

(C) CZECH REPUBLIC

TV NOVA (Czech Republic) maintained its clear leadership position in the market with an average prime time share in its target group of 45.8%. Strong local production, including new programming such as the critically acclaimed “Women’s Stories”, the first Czech forensic crime series “Kriminalka” and the first true Czech sitcom “Comeback”, in addition to continuing successful series, reality formats such as “X Factor” and news programming, continued to underpin this performance. NOVA CINEMA grew to take the number 2 position in the “other stations” (cable and satellite) category and began broadcasting in DVB-T from December 15, 2008 with an initial coverage in its target group of 43%. We anticipate that this will increase our ability to monetize these ratings in 2009.  We expect to launch the localized Czech version of MTV in the second half of 2009. Prima, our leading competitor, has announced that it intends to launch a digital second channel “Prima Cool” during 2009.

The number of unique daily users to our internet sites grew from 69 thousand in December 2007 to 578 thousand in December 2008, propelled by the launch of a new news portal tn.cz, the acquisition of Jyxo, s.r.o. and the leading Czech blog site in May, and the successful launch of Catch Up TV in the fall.

Market Background:   We estimate that the television advertising market in the Czech Republic grew by approximately 7% to 9% in constant currency during 2008 although it declined noticeably in December. Economic projections for the Czech Republic in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect the local currency total advertising market to decline by a single-digit percentage in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

TV NOVA (Czech Republic) Audience Share and Ratings Performance

For advertising sales purposes, the TV NOVA (Czech Republic) target audience is the 15-54 demographic and all audience data in this section is shown on this basis.

	For Years Ended December 31,
	2008	2007	Movement
All day audience share	41.5%	43.0%	(1.5)%
All day ratings	4.7%	4.8%	(0.1)%
Prime time audience share	45.8%	46.8%	(1.0)%
Prime time ratings	13.5%	14.1%	(0.6)%

Our main competitors are the two channels operated by the public broadcaster, CT1 and CT2, with all day audience shares for 2008 of 17.3% and 6.8%, respectively, and privately owned broadcaster TV Prima, with an all day audience share of 17.0%.

Prime time audience share for CT1 decreased from 21.0% in 2007 to 18.2% in 2008, while the shares of CT2 and TV Prima decreased from 6.1% to 5.6% and from 17.4% to 17.1%, respectively.

Prime time ratings for TV NOVA (Czech Republic) were 13.5% in 2008 compared to 14.1% in 2007, while total prime time ratings in the Czech Republic declined from 30.0% in 2007 to 29.4% in 2008.

During the three months ended December 31, 2008, the prime time audience share of TV NOVA (Czech Republic) was 47.0% compared to 46.4% for the same period in 2007. The prime time audience share of TV Prima increased from 15.9% to 16.8%, while the prime time audience shares of CT1 and CT2 decreased from 21.3% to 18.3% and from 5.7% to 4.2%, respectively over the same period.

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2008	2007	% Act(1)	% Lfl(2)	2007	2006	% Act(1)	% Lfl(2)

Spot revenues	$345,077	$254,545	35.6%	15.8%	$254,545	$181,965	39.9%	24.2%
Non-spot revenues	31,469	24,692	27.4%	8.2%	24,692	26,422	(6.5)%	(16.4)
Segment Net Revenues	$376,546	$279,237	34.8%	15.1%	$279,237	$208,387	34.0%	19.1%

Represented by
Broadcast operations	$374,100	$278,785	34.2%	14.6%	$278,785	$207,671	34.2%	19.3%
Non-broadcast operations	2,446	452	441.2%	392.5%	452	716	(36.9)%	(48.9)%
Segment Net Revenues	$376,546	$279,237	34.8%	15.1%	$279,237	$208,387	34.0%	19.1%

Segment EBITDA	$208,655	$156,496	33.3%	14.6%	$156,496	$100,488	55.7%	37.0%

Represented by
Broadcast operations	$212,618	$157,362	35.1%	16.1%	$157,362	$100,724	56.2%	37.4%
Non-broadcast operations	(3,963)	(866)	357.6%	(271.7)%	(866)	(236)	(266.9)%	(192.6)%
Segment EBITDA	$208,655	$156,496	33.3%	14.6%	$156,496	$100,488	55.7%	37.0%

Segment EBITDA Margin	55%	56%	(1)%	(1)%	56%	48%	8%	7%

(1) Actual ("%Act") reflects the percentage change between two years.
(2) Like for Like ("%Lfl") or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

•
Segment Net Revenues for the year ended December 31, 2008 increased by 35% compared to the year ended December 31, 2007. In constant currency, Segment Net Revenues increased by 15%. Spot revenues increased by 36%, or 16% in constant currency, in 2008 compared to 2007 and non-spot revenue revenues increased by 27%, or 8% in constant currency. The increase in spot revenues was primarily due to an increase in prices, in particular our success in increasing the amount spent by advertisers in off prime time and in the low season.  The volume of GRPs sold in 2008 was broadly in line with 2007, although in December we sold a lower proportion of the GRPs that we generated compared to the prior year. The increase in non-spot revenues was primarily due to a dedicated internet sales team, the acquisition of websites and services including Blog.cz and Jyxo.cz in May 2008, as well as the launch of TN.cz and the upgrading of our website, NOVA.cz to include video-on-demand capability.

Segment Net Revenues for the year ended December 31, 2007 increased by 34% compared to the year ended December 31, 2006. In constant currency, Segment Net Revenues increased by 19%. Spot revenues increased by 40%, or 24% in constant currency, as a result of price increases and an increase in the volume of GRPs sold, while non-spot revenues fell by 7%, or 16% in constant currency, primarily due to lower telephone-based services revenues in a subsidiary that was sold in November 2007.

•
Segment EBITDA for the year ended December 31, 2008 increased by 33% compared to the year ended December 31, 2007, resulting in an EBITDA margin of 55% compared to 56% in 2007.  In constant currency, Segment EBITDA increased by 15%.

Costs charged in arriving at Segment EBITDA for 2008 increased by 16% in constant currency compared to 2007. Cost of programming grew by 24% in constant currency primarily due to increased scheduling of locally-produced fiction, which typically delivers higher ratings but is more expensive than acquired programming. Other operating costs increased by 13%, primarily due to higher headcount, particularly in the area of our expanding internet operations, as well as higher fees paid for digital transmission. Selling, general and administrative expenses decreased by 4% in constant currency, primarily due to cost savings in the cost of renting facilities and equipment following the construction of our own facility in 2007.

Segment EBITDA for the year ended December 31, 2007 increased by 56% compared to the year ended December 31, 2006, resulting in an EBITDA margin of 56% compared to 48% in 2006. In constant currency, Segment EBITDA increased by 37%.

Costs charged in arriving at Segment EBITDA for 2007 increased by 2% in constant currency compared to 2006 reflecting the effective implementation of cost controls. Our cost of programming grew by 4% in constant currency due to the increased cost per hour of programming driven by market-wide competition. Other operating costs increased by 4% in constant currency, primarily due to higher salary costs and performance-related bonuses. Selling, general and administrative expenses decreased by 6% in constant currency.

(D) ROMANIA

Our Romania operations enjoyed another successful year with revenue growth in constant currency of 32% and Segment EBITDA margins in excess of 40%. They were the only major channel group to maintain its average prime-time audience share in PRO TV’s target audience. Local programming continued to perform strongly with ‘Regina’, the spin-off from the successful ‘Gypsy Heart’ series, delivering an audience share of 24.2%. Assets of Radio Pro were acquired in April to provide a differentiated approach to the youth audience targeted by our MTV channel, and has been integrated successfully into PRO TV. The Romanian management team has also provided strong support to our developing operations in Ukraine and Bulgaria.

Our internet operations saw an increase in unique daily users of approximately 121% during 2008. Sport.ro is the leading sports news website in a highly competitive segment. Stirileprotv.ro, a news website, was launched successfully in the late summer. Thirteen themed microsites were launched in 2008.

Our creative achievement was recognized in September with the award of an International News Emmy for PRO TV’s report “Any Idea What Your Kid Is Doing Right Now?” which focused on the issue of child abandonment. This was the first International News Emmy awarded to an Eastern European broadcaster.

Market Background:  We estimate that the television advertising market grew by approximately 27% to 29% in local currency during 2008. However, there was a marked decline in the market in November and December due to budget cuts by advertisers.

Economic projections for Romania in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers, the progress of sales contract negotiation in the early months of 2009 has been slower than usual and consequently we cannot predict future market development accurately. However, we currently expect the local currency total advertising market to remain flat or decline by a single-digit percentage in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

Romania Audience Share and Ratings Performance (Combined for all CME Romanian channels)

For advertising sales purposes, our Romanian channels have different target audience demographics: PRO TV - 18-49 urban; ACASA - 15-49 female urban; PRO CINEMA - 18-49 urban; SPORT.RO - male all urban; and MTV ROMANIA - 15-34 urban. All audience data shown in this section below is based on the target demographic of PRO TV.

	For Years Ended December 31,
	2008	2007	Movement
All day audience share	28.8%	30.6%	(1.8)%
All day ratings	4.5%	4.1%	0.4%
Prime time audience share	32.6%	32.4%	0.2%
Prime time ratings	10.8%	9.6%	1.2%

Our main competitors are privately owned broadcaster Antena 1, which had an all day audience share for 2008 of 9.4%, and the two channels operated by the public broadcaster, TVR1 and TVR2, which had all day audience shares of 4.0% and 1.6%, respectively.

Prime time audience share for TVR1 decreased from 7.1% in 2007 to 4.7% in 2008, while the prime time audience shares of TVR2 and Antena 1 decreased from 2.6% to 1.4% and from 12.9% to 11.4%, respectively.

Prime time ratings for PRO TV were 6.5% in 2008 compared to 6.3% in 2007 while total prime time ratings for the Romania market increased from 29.3% in 2007 to 33.1% in 2008.

During the three months ended December 31, 2008, the combined prime time audience share of PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA was 34.1% compared to 32.5% for the same period in 2007. The prime time audience share of TVR 1 decreased from 6.4% to 3.4%, while the prime time audience share of Antena 1 increased from 11.2% to 12.0% over the same period.

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2008	2007	% Act(1)	% Lfl(2)	2007	2006	% Act(1)	% Lfl(2)

Spot revenues	$253,649	$202,414	25.3%	-	$202,414	$140,242	44.3%	-
Non-spot revenues	20,978	12,988	61.5%	-	12,988	8,374	55.1%	-
Segment Net Revenues	$274,627	$215,402	27.5%	-	$215,402	$148,616	44.9%	-

Represented by
Broadcast operations	$273, 270	$214,976	27.1%	-	$214,976	$148,616	44.7%	-
Non-broadcast operations	1,357	426	218.5%	-	426	-	-	-
Segment Net Revenues	$274,627	$215,402	27.5%	-	$215,402	$148,616	44.9%	-

Segment EBITDA	$111,783	$93,075	20.1%	-	$93,075	$65,860	41.3%	-

Represented by
Broadcast operations	$112,523	$93,585	20.2%	-	$93,585	$65,976	41.8%	-
Non-broadcast operations	(740)	(510)	45.1%	-	(510)	(116)	(339.7)%	-
Segment EBITDA	$111,783	$93,075	20.1%	-	$93,075	$65,860	41.3%	-

Segment EBITDA Margin	41%	43%	(2)%	-	43%	44%	(1)%	-

(1) Actual (%Act) reflects the percentage change between two years.
(2)  The functional currency of our Romania operations changed from the dollar to the New Romanian lei with effect from January 1, 2008. We therefore do not apply the current period average exchange rates to the prior period revenues and costs.

•
Segment Net Revenues for the year ended December 31, 2008 increased by 27%, compared to the year ended December 31, 2007. Spot revenues increased by 25% and non-spot revenues increased by 62%. The functional currency of our Romania operations changed from the dollar to the New Romanian lei with effect from January 1, 2008; for comparative purposes, Segment Net Revenues increased by 32% in New Romanian lei in 2008.  The increase in net spot revenues is attributable to an increase in prices which more than offset a decline in the volume of GRPs sold.  We sold a lower proportion of the GRPs that we generated in 2008 than in 2007; a trend that increased sharply in November and December when advertisers reduced spending significantly. The increase in non-spot revenue of 62% was primarily due to increased cable tariff revenue generated by PRO TV INTERNATIONAL, SPORT.RO, PRO CINEMA and MTV ROMANIA, launched in December 2007. MTV ROMANIA contributed approximately US $5.7 million to Romania’s Segment Net Revenues for the year ended December 31, 2008.

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

•
Segment EBITDA for the year ended December 31, 2008 increased by 20%, compared to the year ended December 31, 2007, resulting in an EBITDA margin of 41%, compared to 43% in 2007. In constant currency, Segment EBITDA increased by 25%.

Costs charged in arriving at Segment EBITDA for 2008 increased by 33%, compared to 2007. Cost of programming grew by 35%, reflecting the increased investment required to maintain our ratings in the face of increased competition. Production expenses increased by 46% mainly due to an 85% increase in the number of hours of locally-produced content broadcast compared to 2007, albeit at reduced cost per hour of production. Other operating costs increased by 37% primarily due to salary related expenses, including higher headcount. Broadcast operating expenses increased by 34% mainly due to the acquisition of Radio Pro. Selling, general and administrative expenses grew by 17%, reflecting increases in marketing and research costs.

Segment EBITDA for the year ended December 31, 2007 increased by 41%, compared to the year ended December 31, 2006, resulting in an EBITDA margin of 43%, compared to 44% in 2006.

Costs charged in arriving at Segment EBITDA for 2007 increased by 48% compared to 2006. Cost of programming grew 50%. Production expenses increased by 54% as we invested more in local programming to expand the news and news-related content on PRO TV and ACASA. Programming syndication increased by 46%, primarily driven by investment in the programming schedule and also including US$ 3.2 million of programming write offs. Other operating costs increased by 56%, primarily due to increased salary costs as a result of the weakening of the dollar against the New Romanian lei, the currency in which salaries are paid, annual pay rises and the increased headcount following the SPORT.RO acquisition. Selling, general and administrative expenses increased by 26%, primarily due to increases in marketing and research costs, office running costs and consultancy fees.

(E) SLOVAK REPUBLIC

The television advertising market reverted to modest growth in 2008 following the more spectacular development in 2007 which had been driven by a combination of a surge in general economic growth and the entry of a new mobile operator on the market creating substantial additional advertising demand. TV Markiza’s local currency revenues increased by 5% and segment EBITDA margins were maintained at almost 38%. Our leading competitor, TV JOJ, was the only channel to increase prime time audience share in 2008, becoming the second channel on the market, and this was due primarily to the launch of a successful locally produced series and the increase of technical coverage from 82% to 90% during the year. TV JOJ launched a second channel “Joj Plus” in October. Our application for a second channel licence in the Slovak Republic was approved in January 2009.

A new Audiovisual Fund Act and changes to the Broadcasting Act will reduce the amount of total broadcast time that state TV can devote to advertising from the current 3.0% by 0.5% per year until it is limited to 0.5% in 2012. From 2009, licensed broadcasters will be required to contribute 2.0% of their revenues to the Audiovisual Fund.

We saw an increase of approximately 45% in the number of daily unique visitors to our websites during 2008 assisted by the successful launch of a news website and extended and improved website features.

Market Background:  We estimate that the television advertising market in the Slovak Republic grew by approximately 6% to 8% in local currency in 2008.  Economic projections for the Slovak Republic in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we expect the local currency total advertising market to decline by a single-digit percentage in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

Other Information:  The Slovak Republic adopted the Euro on January 1, 2009.

TV MARKIZA Audience Share and Ratings Performance

For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic and all audience data shown below is on this basis.

	For Years Ended December 31,
	2008	2007	Movement
All day audience share	35.1%	35.5%	(0.4)%
All day ratings	4.5%	4.8%	(0.3)%
Prime time audience share	37.7%	39.5%	(1.8)%
Prime time ratings	13.6%	14.8%	(1.2)%

Our principal competitor is the main channel operated by a privately owned company, TV JOJ, with an all day audience share of 16.9% in 2008.  The all day audience share of STV1, the only significant public broadcaster, was 16.4% in 2008.

Prime time audience share for STV1 decreased from 19.0% in 2007 to 17.8% in 2008, while prime time share for TV JOJ increased from 16.9% to 19.6%. Prime time ratings for TV MARKIZA were 13.6% in 2008 compared to 14.8% in 2007. Total prime time ratings for the market decreased from 37.4% in 2007 to 36.0% in 2008.

During the three months ended December 31, 2008, the prime time audience share of TV MARKIZA decreased to 38.3% from 43.2% in the same period in 2007. The prime time audience share of STV 1 decreased from 17.0% to 16%, while TV JOJ’s audience share increased from 16.9% to 21.1% in the same period.

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2008	2007	% Act(1)	% Lfl(2)	2007	2006	% Act(1)	% Lfl(2)

Spot revenues	$122,527	$106,445	15.1%	1.0%	$106,445	$69,336	53.5%	26.7%
Non-spot revenues	10,165	4,094	148.3%	115.2%	4,094	4,084	0.2%	(16.5)%
Segment Net Revenues	$132,692	$110,539	20.0%	5.3%	$110,539	$73,420	50.6%	24.3%

Represented by
Broadcast operations	$132,367	$110,158	20.2%	5.4%	$110,158	$73,266	50.4%	29.3%
Non-broadcast operations	325	381	(14.7)%	(26.7)%	381	154	147.4%	90.5%
Segment Net Revenues	$132,692	$110,539	20.0%	5.3%	$110,539	$73,420	50.6%	24.3%

Segment EBITDA	$50,228	$41,532	20.9%	7.6%	$41,532	$20,805	99.6%	59.9%

Represented by
Broadcast operations	$51,452	$41,957	22.6%	9.0%	$41,957	$20,879	101.0%	53.7%
Non-broadcast operations	(1,224)	(425)	188.0%	(140.7)%	(425)	(74)	nm%(3)	nm%(3)
Segment EBITDA	$50,228	$41,532	20.9%	7.6%	$41,532	$20,805	99.6%	59.9%

Segment EBITDA Margin	38%	38%	0%	1%	38%	28%	10%	9%

(1) Actual ("%Act") reflects the percentage change between two years.
(2) Like for Like ("%Lfl") or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

•
Segment Net Revenues for the year ended December 31, 2008 increased by 20% compared to the year ended December 31, 2007. In constant currency, Segment Net Revenues increased by 5%. The increase in spot revenues was mainly due to an increase in prices offsetting a decrease in the volume of GRPs sold.  Non-spot revenues grew mainly due to an increase in sponsorship of new formats, such as ‘Elan je Elan’, ‘Lets Dance’ and ‘Got Talent’.

Segment Net Revenues for the year ended December 31, 2007 increased by 51% compared to the year ended December 31, 2006. In constant currency, Segment Net Revenues increased by 24%. The majority of spot revenue growth was driven by price increases, with a modest increase in the volume of GRPs sold.

•
Segment EBITDA for the year ended December 31, 2008 increased by 21% compared to the year ended December 31, 2007, and the EBITDA margin remained constant at 38% for both years. In constant currency, Segment EBITDA increased by 8%.

Costs charged in arriving at Segment EBITDA for 2008 increased by 4% in constant currency compared to 2007. Cost of programming increased by 21% in constant currency, which is mainly attributable to a reallocation of the costs of production staff that were previously included within other operating costs; without this reallocation, programming costs increased by 4% in constant currency. Syndication expenses were higher compared to 2007 due to an increase in the volume of local series included in the schedule as well as increased prices of foreign programs. Our significant investment in our websites increased internet programming costs.  Other operating costs declined by 22% in constant currency, reflecting the reallocation described above. Without this reallocation, other operating costs increased by 7% in constant currency.  Selling, general and administrative costs increased by 2% in dollars but decreased by 10% in constant currency due to the implementation of a variety of cost saving initiatives.

Segment EBITDA for the year ended December 31, 2007 increased by 100% compared to the year ended December 31, 2006, and the EBITDA margin increased from 28% in 2006 to 38% in 2007. In constant currency, EBITDA increased by 60% in 2007 compared to 2006.

Costs charged in arriving at Segment EBITDA for 2007 increased by 10% in constant currency compared to 2006. The cost of programming increased by 14% in constant currency in 2007 compared to 2006, reflecting the level of competition for programming. Other operating costs increased by 9% in constant currency in 2007 as a result of an increase in salaries and incentive bonus payments reflecting the station’s improved performance. Selling, general and administrative costs decreased by 1% in constant currency.

(F) SLOVENIA

Our Slovenia operations increased Segment Revenues by 16% in 2008, or 10% in constant currency terms, assisted by strong growth in our non-broadcast revenues which more than doubled. Segment EBITDA margin fell from 32.7% to 31.5%. Our prime-time audience share in our target group was maintained at 47%. The reality show ‘The Farm 2’ was our most successful program, achieving an audience share of 43%, the highest share for any reality show in Slovenia. Both of our channels obtained national DTT licenses and began broadcasting on the digital terrestrial platform in September. We upgraded our news set and launched news using HD technology for the first time in December.

Our internet sites saw a 60% increase in unique daily users in 2008. In addition to the launch of six niche microsites, noteworthy developments include the success of our Big Brother website for which over 31,000 access cards were sold.

Market Background:  We estimate the television advertising market in Slovenia grew by approximately 7% to 9% in local currency in 2008, reflecting strong growth in the first nine months of the year followed by a sharp decline in the fourth quarter.  Economic projections for Slovenia in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we currently expect the local currency total advertising market to decline by a single-digit percentage in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

POP TV and KANAL A Combined Audience Share and Ratings Performance

For advertising sales purposes, each of POP TV’s and KANAL A’s target audience is the 18-49 demographic and all audience data shown in this section is on this basis:

	For the Years Ended December 31,
	2008	2007	Movement
All day audience share	40.4%	40.4%	0.0%
All day ratings	4.5%	4.6%	(0.1)%
Prime time audience share	47.4%	47.5%	(0.1)%
Prime time ratings	11.6%	11.9%	(0.3)%

Our major competitors are the two channels operated by the public broadcaster, SLO1 and SLO2, with all day audience shares for 2008 of 16.5% and 7.7%, respectively, and privately owned broadcaster TV3, with an all day audience share of 6.8%.

Prime time audience share for TV3 increased from 4.2% in 2007 to 6.5% in 2008, helped by its coverage of the European Football Championships in June 2008.  The prime time audience shares of SLO 1 and SLO 2 decreased from 19.9% to 18.9% and from 6.7% to 6.2%, respectively.

Combined prime time ratings for our channels decreased from 11.9% in 2007 to 11.6% in 2008.  Total prime time ratings for the market declined from 24.9% in 2007 to 24.6% in 2008.

During the three months ended December 31, 2008, our combined prime time audience share increased to 51.0% from 49.1% in the same period in 2007. The prime time audience share of TV3 increased from 4.1% to 6.4% over the same period, while the prime time audience shares of SLO 1 and SLO2 declined to 18.1% from 20.2% and from 6.2% to 5.1%, respectively.

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2008	2007	% Act(1)	% Lfl(2)	2007	2006	% Act(1)	% Lfl(2)

Spot revenues	$69,497	$60,559	14.8%	8.7%	$60,559	$50,682	19.5%	8.5%
Non-spot revenues	11,200	9,088	23.2%	18.5%	9,088	3,852	135.9%	114.3%
Segment Net Revenues	$80,697	$69,647	15.9%	10.0%	$69,647	$54,534	27.7%	16.0%

Represented by
Broadcast operations	$75,963	$67,574	12.4%	6.7%	$67,574	$52,426	28.9%	17.3%
Non-broadcast operations	4,734	2,073	128.4%	114.2%	2,073	2,108	(1.7)%	(15.6)%
Segment Net Revenues	$80,697	$69,647	15.9%	10.0%	$69,647	$54,534	27.7%	16.0%

Segment EBITDA	$25,413	$22,767	11.6%	8.8%	$22,767	$19,842	14.7%	4.2%

Represented by
Broadcast operations	$24,620	$24,249	1.5%	(1.5)%	$24,249	$19,518	24.2%	12.1%
Non-broadcast operations	793	(1,482)	153.5%	154.8%	(1,482)	324	nm%(3)	nm%(3)
Segment EBITDA	$25,413	$22,767	11.6%	8.8%	$22,767	$19,842	14.7%	4.2%

Segment EBITDA Margin	31%	33%	(2)%	(1)%	33%	36%	(3)%	(4)%

(1) Actual ("%Act") reflects the percentage change between two years.
(2) Like for Like ("%Lfl") or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

•
Segment Net Revenues for the year ended December 31, 2008 increased by 16% compared to the year ended December 31, 2007.  In constant currency, Segment Net Revenues increased by 10%. Spot revenues increased by 9% in 2008 in constant currency compared to 2007, due to increased spending from existing customers and increased prices.  We sold a higher proportion of the GRPs that we generated in the first nine months of 2008 than in the same period of 2007, however this trend reversed sharply in November and December when advertisers reduced spending significantly. Non-spot revenues increased by 19% in constant currency compared to 2007, primarily driven by an increase in internet revenues.

Segment Net Revenues for the year ended December 31, 2007 increased by 28% compared to the year ended December 31, 2006. In constant currency, Segment Net Revenues increased by 16%. Spot revenues increased by 9% in 2007 in constant currency compared to 2006, driven by double-digit price increases. In 2006 sponsorship was included in the spot revenues rather than non-spot revenues; excluding the impact of this reclassification, spot revenues would have increased by 16% in constant currency. Non-spot revenues increased by 113% in constant currency compared to 2006; excluding the impact of the sponsorship reclassification, non-spot revenues increased by 20% in constant currency, primarily driven by telephone voting and internet revenues.

•	Segment EBITDA for the year ended December 31, 2008 increased by 12% compared to the year ended December 31, 2007. In constant currency, Segment EBITDA increased by 9%.

Costs charged in arriving at Segment EBITDA for 2008 increased by 11% in constant currency compared to 2007. Cost of programming increased by 11% in constant currency due to an increase in the cost of acquired programming as a result of increased competition.  Other operating costs increased by 12% in constant currency due primarily to the development of our internet department.  Selling, general and administrative expenses increased by 9% primarily due to higher travel expenses, as staff from our Slovenia operations undertook development work at our other operations.

Segment EBITDA for the year ended December 31, 2007 increased by 15% compared to the year ended December 31, 2006. In constant currency, Segment EBITDA increased by 3%.

Costs charged in arriving at Segment EBITDA for 2007 increased by 23% in constant currency compared to 2006. Cost of programming increased by 28% in constant currency due to investments in programming to maintain our leading position in the market in light of increased competition. Other operating costs increased by 14% due primarily to higher staff costs as a result of increased headcount. Selling, general and administrative expenses increased by 17% primarily due to higher marketing and research costs and broadcast equipment costs.

The fall in Segment EBITDA in our non-broadcast operations in 2007 compared to 2006 was the result of significant investment on hardware and software for the internet business unit during the year. This expenditure was intended to result in increased revenues for the Slovenia operations and synergy benefits in our non-broadcast operations across all our Segments in future periods.

(G) UKRAINE (STUDIO 1+1)

On June 30, 2008, we acquired an additional 30% interest in our Ukraine (STUDIO 1+1) operations. On October 17, 2008, we completed the exercise of our call option to acquire the remaining 10% interest held by our former partners, taking our ownership to 100%.  With the support of specialist management teams from other CME stations, we began restructuring the operating processes within Studio 1+1 in April 2008 and made certain interim changes to senior management and management structures before appointing our new senior management team in August. The organizational and operational models were revised to support improved performance and drive cost savings in 2009, resulting in substantial reductions in headcount. We have established dubbing, fiction and non-fiction production units, improved programming acquisition, planning and scheduling procedures and successfully relaunched “TSN”, our news programming. We terminated our agreements with the external sales house Video International Group at the end of the fourth quarter of 2008 and created an in-house sales department that took responsibility for sales from January 2009.

There was a significant decline in our financial performance in 2008 due to a combination of declining revenues and increased costs.  Even excluding the impact of political advertising in 2007, we experienced a decline in revenues in 2008.  Contributory factors included poor and inconsistent programming decisions of prior management leading to lower ratings and a decline in audience share, as well as expenses of restructuring. Of greater significance was the sharp decline in the market that commenced in November and December 2008, largely due to the rapidly worsening economic outlook for Ukraine.  This was aggravated by political uncertainty caused by the collapse of the parliamentary coalition in September.

Costs were adversely affected by significant charges to write down programming due to a combination of schedule revisions and deteriorating sales projections, the penalty in respect of the early termination of our agreements with Video International Group, and redundancy costs.

In December 2008, we recognized a non-cash impairment charge of US$ 263.8 million against our Ukraine (STUDIO 1+1) operations on account of significantly reduced performance expectations caused by the rapid deterioration in the economic outlook for the country and the consequent sharp decline in projections for the total advertising market.

Market Background:  We estimate that the television advertising market in Ukraine declined by approximately 3 - 5% in 2008, reflecting steady growth in the first ten months of the year, followed by a significant decline in November and December.

Economic projections for Ukraine in 2009 are now extremely poor. We expect the total advertising market to decline by up to 60% during 2009 due to a combination of the continued worsening of economic conditions and significant price reductions by a majority of leading market participants. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

STUDIO 1+1 Audience Share and Ratings Performance

For advertising sales purposes, STUDIO 1+1’s target audience is the 18+ demographic and all audience data is shown below on this basis.

	For the Years Ended December 31,
	2008	2007	Movement
All day audience share	12.0%	16.3%	(4.3)%
All day ratings	2.2%	3.0%	(0.8)%
Prime time audience share	13.2%	18.1%	(4.9)%
Prime time ratings	4.9%	6.7%	(1.8)%

Our main competitors include Inter, with an all day audience share for 2008 of 21.4%, Novy Kanal with 7.2%, ICTV with 7.8% and STB with 8.1%.

Prime time audience share for Inter remained constant at 27.1 for 2007 and 2008, while the prime time audience shares of Novy Kanal, ICTV and STB increased from 6.2% to 7.4%, from 6.0% to 7.6% and from 6.8% to 7.3%, respectively.

Prime time ratings for STUDIO 1+1 decreased from 6.7% in 2007 to 4.9% in 2008.  Prime time ratings in the Ukraine market increased from 37.1% in 2007 to 37.2% in 2008.

During the three months ended December 31, 2008, the prime time audience share of STUDIO 1+1 decreased to 11.2% from 19.3% compared to the same period in 2007. Inter’s prime time audience share decreased to 25.0% from 29.6% in the same period, while the prime time shares of ICTV and Novy Kanal increased to 7.9% from 6.0% and from 5.9% to 8.9%, respectively.

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2008	2007	% Act(1)	% Lfl(2)	2007	2006	% Act(1)	% Lfl(2)

Spot revenues	$81,266	$102,204	(20.5)%	-	$102,204	$86,042	18.8%	-
Non-spot revenues	15,472	23,119	(33.1)%	-	23,119	10,371	122.9%	-
Segment Net Revenues	$96,738	$125,323	(22.8)%	-	$125,323	$96,413	30.0%	-

Represented by
Broadcast operations	$96,639	$125,323	(22.9)%	-	$125,323	$96,413	30.0%	-
Non-broadcast operations	99	-	-	-	-	-	-	-
Segment Net Revenues	$96,738	$125,323	(22.8)%	-	$125,323	$96,413	30.0%	-

Segment EBITDA	$(32,944)	$27,000	(222.0)%	-	$27,000	$29,973	(9.9)%	-

Represented by
Broadcast operations	$(31,285)	$27,527	(213.6)%	-	$27,527	$30,045	(8.4)%	-
Non-broadcast operations	(1,659)	(527)	(214.8)%	-	(527)	(72)	nm%(3)	-
Segment EBITDA	$(32,944)	$27,000	(222.0)%	-	$27,000	$29,973	(9.9)%	-

Segment EBITDA Margin	(34)%	22%	(56)%	-	22%	31%	(9)%	-

(1) Actual ("%Act") reflects the percentage change between two years.
(2)  The functional currency of our UKRAINE (STUDIO 1+1) operations is the dollar.
(3) Number is not meaningful.

•
Segment Net Revenues for the year ended December 31, 2008 decreased by 23% compared to the year ended December 31, 2007. Spot revenues decreased by 21%, reflecting the impact of US$16.5 million of political advertising in 2007, the decline of our ratings and a significant downturn of the overall market late in the year. Non-spot revenues decreased by 33% in 2008 compared to 2007 primarily due to the absence of one-off revenues from the sale of surplus programming as compared to 2007 and the impact of US$ 1.5 million of political advertising revenues.

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

•
Segment EBITDA for the year ended December 31, 2008 decreased by US$ 59.9 million compared to the year ended December 31, 2007. Costs charged in arriving at Segment EBITDA for 2008 increased by 32% compared to 2007. Cost of programming grew by 24% mostly due to an expense of US$ 18.8 million to write down programming as a result of schedule revisions and deteriorating sales projections for 2009. Other operating costs increased by 17% due to the costs of terminating 120 employees and higher transmission charges from RRT, the state telecommunications company. Selling, general and administrative expenses increased by 132%, reflecting an estimated charge of US$ 4.9 million payable following the early termination of our agreements with Video International Group.

Segment EBITDA for the year ended December 31, 2007 decreased by 10% compared to the year ended December 31, 2006, resulting in an EBITDA margin of 22% compared to an EBITDA margin of 31% in the year ended December 31, 2006. Costs charged in arriving at Segment EBITDA for 2007 increased by 48% compared to 2006. Cost of programming grew by 78%, one third of which increase is represented by US$ 10.4 million of value adjustments to program rights. The increase in the cost of programming reflects the continued price inflation for Russian programming, which drives strong ratings in the Ukrainian market, as well as increased investment in such programming to improve our programming schedule and boost ratings following disappointing ratings earlier in the year in comparison with unusually strong programming on Inter. Other operating costs increased by 28% due to increased salary costs and increased broadcast operating expenses. Selling, general and administrative expenses decreased by 30%, primarily due to reallocating withholding tax on programming acquisitions to cost of programming, which was partially offset by higher office running costs.

(H) UKRAINE (KINO, CITI)

On January 11, 2006 we acquired a 65.5% interest in Ukrpromtorg, owner of 92.2% of Gravis, which operated the local channels, CHANNEL 35 and CHANNEL 7.  In July 2006, we relaunched CHANNEL 7 as a new entertainment channel, KINO, targeted at a younger demographic.  On December 1, 2006, we relaunched CHANNEL 35 as a new youth-oriented channel, CITI, in greater Kiev.

We operated CITI until February 10, 2009, when we sold our 60.4% interest in the CITI channel to our partners and acquired our partners’ 39.6% interest in the KINO channel (see Part II, Item 8, Note 23, “Subsequent Events”).  The CITI channel has been treated as a discontinued operation in the financial statements for all periods presented and is therefore not considered in the commentary below.

From the first quarter of 2009, we expect that the Ukraine (KINO,CITI) operating segment will no longer exist as a result of our acquisition of the remaining non-controlling interests in the KINO channel. These operations will be merged into our Ukraine (STUDIO 1+1) operations and will no longer meet the definition of an operating segment under FASB Statement No.131 “Disclosures about Segments of an Enterprise and Related Information”. For more information see Item 8, Note 23, “Subsequent Events”.

KINO and CITI Audience Share and Ratings Performance

In December 2008, we recognized a non-cash impairment charge of US$ 8.0 million against our Ukraine (KINO, CITI) operations on account of significantly reduced performance expectations caused by the rapid deterioration in the economic outlook for the country and the consequent collapse in projections for the television advertising market.

For advertising sales purposes, KINO’s target audience is the 15-50 demographic while CITI’s target audience is the 15-50 demographic in Kiev.

	For the Years Ended December 31,
	2008	2007	Movement
KINO: Target (15-50) prime time audience share	0.6%	0.6%	0.0%
CITI: Target (15-50 Kiev) prime time audience share	1.1%	2.0%	(0.9)%

KINO had a 15-50 all day audience share in Kiev of 0.7% for 2008 compared to 0.8% for 2007. CITI had an all day audience share in Kiev of 1.1% for 2008 compared to 1.9% for 2007.

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2008	2007	% Act(1)	% Lfl(2)	2007	2006	% Act(1)	% Lfl(2)

Spot revenues	$1,214	$907	33.8%	-	$907	$387	134.4%	-
Non- spot revenues	1,506	608	147.7%	-	608	339	79.4%	-
Segment Net Revenues	$2,720	$1,515	79.6%	-	$1,515	$726	108.7%	-

Represented by
Broadcast operations	$2,720	$1,515	79.6%	-	$1,515	$726	108.7%	-
Non-broadcast operations	-	-	-	-	-	-	-	-
Segment Net Revenues	$2,720	$1,515	79.6%	-	$1,515	$726	108.7%	-

Segment EBITDA	$(1,855)	$(3,536)	47.5%	-	$(3,536)	$(1,795)	(97.0)%	-

Represented by
Broadcast operations	$(1,855)	$(3,536)	47.5%	-	$(3,536)	$(1,795)	(97.0)%	-
Non-broadcast operations	-	-	-	-	-	-	-	-
Segment EBITDA	$(1,855)	$(3,536)	47.5%	-	$(3,536)	$(1,795)	(97.0)%	-

Segment EBITDA Margin	(68)%	(233)%	165%	-	(233)%	(248)%	15%	-

(1) Actual ("%Act") reflects the percentage change between two years.
(2)  The functional currency of our UKRAINE (KINO, CITI) operations is the dollar.

•
Segment Net Revenues for the year ended December 31, 2008 increased by 80% compared to the year ended December 31, 2007. Spot revenues increased by 34%. Non-spot revenues increased by 148%, primarily due to home shopping channels, interactive, gameshow and program-related revenues.

Segment Net Revenues for the year ended December 31, 2007 increased by 109% compared to the year ended December 31, 2006. Spot revenues increased by 134%. Non-spot revenues increased by 79%, primarily due to increased sponsorship.

Segment EBITDA losses for the year ended December 31, 2008 decreased by 48% compared to the year ended December 31, 2007. Costs charged in arriving at Segment EBITDA for 2008 decreased by 10% compared to 2007. Cost of programming declined by 29%, due to the slower rollout of the channel and a change of the program schedule. Other operating costs increased by 19% due to higher headcount and the planned annual increase which took place in January 2008 along with reclassification of technical staff from production costs. Selling, general and administrative expenses decreased by 2% in 2008 compared to 2007, due to a reduction in travel and training expenses.

Segment EBITDA losses for the year ended December 31, 2007 increased by 97% compared to the year ended December 31, 2006. Costs charged in arriving at Segment EBITDA for 2007 increased by 100% compared to 2006. Cost of programming grew by 111%, other operating costs increased by 97% and selling, general and administrative expenses increased by 73%.

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for 2008, 2007, and 2006 was as follows:

	For the Years Ended December 31, (US$ 000’s)
	2008	2007	2006
Production expenses	$194,759	$138,696	$110,126
Program amortization	243,444	188,534	116,007
Cost of programming	$438,203	$327,230	$226,133

Production expenses represent the cost of in-house productions and locally commissioned programming that will not be repeated, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 111.0 million, or 33.9%, in the year ended December 31, 2008 compared to 2007 due to:

•	US$ 31.4 million of additional programming costs from our Czech Republic operations;

•	US$ 29.4 million of additional programming costs from our Romania operations;

•	US$ 17.5 million of additional programming costs from our Ukraine (STUDIO 1+1) operations;

•	US$ 14.9 million of additional programming costs from our Slovak Republic operations;

•	US$ 7.4 million of additional programming costs from our Croatia operations;

•	US$ 6.5 million of additional programming costs from our newly acquired Bulgaria operations;

•	US$ 4.8 million of additional programming costs from our Slovenia operations; and

•	US$ (0.9) million decrease in programming costs from our Ukraine (KINO, CITI) operations.

The amortization of acquired programming for each of our operations for 2008, 2007 and 2006, including our operations in the Slovak Republic for the period prior to January 23, 2006 when they were previously accounted for as an equity affiliate, is set out in the table below.  For comparison the table also shows the cash paid for programming by each of our operations in the respective periods.  The cash paid for programming by our operations in Bulgaria, Croatia, the Czech Republic, Romania, Slovenia, Ukraine and the Slovak Republic (for the period from January 23, 2006) is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

	For the Years Ended December 31, (US$ 000’s)
	2008	2007	2006
Program amortization:
Bulgaria (1)	$2,865	$-	$-
Croatia (NOVA TV)	21,229	20,784	14,237
Czech Republic (2)	57,580	34,992	27,170
Romania (3)	55,253	44,673	30,610
Slovak Republic (TV MARKIZA) (4)	20,855	16,326	7,539
Slovenia (POP TV and KANAL A)	13,076	10,289	7,164
Ukraine (STUDIO 1+1)	71,054	59,591	28,355
Ukraine (KINO, CITI) (5)	1,532	1,879	932
	$243,444	$188,534	$116,007
Cash paid for programming:
Bulgaria (1)	$10,117	$-	$-
Croatia (NOVA TV)	24,922	22,894	17,165
Czech Republic (2)	35,638	27,343	28,237
Romania (3)	73,223	61,271	48,277
Slovak Republic (TV MARKIZA) (4)	23,905	18,273	12,598
Slovenia (POP TV and KANAL A)	11,300	9,751	7,067
Ukraine (STUDIO 1+1)	47,671	68,597	38,419
Ukraine (KINO, CITI) (5)	987	1,890	1,096
	$227,763	$210,019	$152,859
(1)	We acquired our Bulgaria operations (TV2, RING TV) on August 1, 2008.
(2)	Our Czech Republic operations comprise TV NOVA, NOVA SPORT and NOVA CINEMA, which was launched in December 2007.
(3)
Romanian channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the years ended December 31, 2008 and 2007 and PRO TV, PRO CINEMA, ACASA  and PRO TV INTERNATIONAL for the year ended December 31, 2006.

(4)	Our Slovak Republic operations were accounted for as an equity affiliate until January 23, 2006.
(5)	We acquired our Ukraine (KINO, CITI) operations on January 11, 2006.

IV.  Analysis of the Results of Consolidated Operations

OVERVIEW

IV (a) Net Revenues for the years ending December 31, 2008, 2007 and 2006:

	Consolidated Net Revenues
	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Bulgaria (1)	$1,263	$-	-%	$-	$-	-%
Croatia	54,651	37,193	46.9%	37,193	22,310	66.7%
Czech Republic	376,546	279,237	34.9%	279,237	208,387	34.0%
Romania	274,627	215,402	27.5%	215,402	148,616	44.9%
Slovakia	132,693	110,539	20.0%	110,539	71,660	54.3%
Slovenia	80,696	69,647	15.9%	69,647	54,534	27.7%
Ukraine (STUDIO 1+1)	96,738	125,323	(22.8)%	125,323	96,413	30.0%
Ukraine (KINO, CITI) (2)	2,720	1,515	79.5%	1,515	726	108.7%
Total Consolidated Net Revenues	$1,019,934	$838,856	21.6%	$838,856	$602,646	39.2%

(1)	We acquired our Bulgaria operations on August 1, 2008.

(2)	We acquired our Ukraine (KINO, CITI) operations on January 11, 2006.

Our consolidated net revenues increased by US$ 181.1 million in 2008 compared to 2007 and by US$ 236.2 million in 2007 compared to 2006 (see Item 7, III, “Analysis of Segment Results”).

IV (b) Cost of Revenues for the years ending December 31, 2008, 2007 and 2006

	Consolidated Cost of Revenues
	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Operating Costs	$145,210	$116,859	24.3%	$116,859	$89,486	30.1%
Cost of programming	438,203	327,230	33.9%	327,230	226,133	44.7%
Depreciation of station property, plant and equipment	51,668	32,653	58.2%	32,653	25,430	28.4%
Amortization of broadcast licenses and other intangibles	35,381	24,970	41.7%	24,970	18,799	32.8%
Total Consolidated Cost of Revenues	$670,462	$501,712	33.6%	$501,712	$359,848	39.4%

Total cost of revenues increased by US$ 168.8 million in 2008 compared to 2007, and by US$ 141.9 million in 2007 compared to 2006.

Operating Costs:  Total consolidated station operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) increased by US$ 28.4 million in 2008 compared to 2007 and by US$ 27.4 million in 2007 compared to 2006 (see Item 7, III, “Analysis of Segment Results”).

Cost of Programming:  Total consolidated programming costs (including amortization of programming rights and production costs) increased by US$ 111.0 million in 2008 compared to 2007 and by US$ 101.1 million in 2007 compared to 2006 (see Item 7, III “Analysis of Segment Results”).

Depreciation of Station Property, Plant and Equipment:  Total consolidated depreciation of station property, plant and equipment increased by US$ 19.0 million in 2008 compared to 2007 primarily due to depreciation of newly acquired production assets across each of our operations, particularly in the Czech Republic and Romania.

Total consolidated depreciation of station property, plant and equipment increased by US$ 7.2 million in 2007 compared to 2006.

Amortization of Broadcast Licenses and Other Intangibles: Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 10.4 million in 2008 compared to 2007 primarily as a result of the amortization of broadcast licenses and other intangible assets acquired in the 2008 purchases of the remaining 40.0% interest in our Ukraine (STUDIO 1+1) operations and our Bulgaria operations, as well as the impact of charging a full year of amortization relating to the 2007 acquisitions in Romania and the Slovak Republic.

Total consolidated amortization of broadcast licenses and other intangibles increased by US$ 6.2 million in 2007 compared to 2006 primarily as a result of the amortization of the broadcast license and customer relationships of our Romania and Slovak Republic operations arising from our acquisition of increased stakes in early 2007.

IV (c) Station Selling, General and Administrative Expenses for the years ending December 31, 2008, 2007 and 2006

	Consolidated Station Selling, General and Administrative Expenses
	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Bulgaria	$2,653	$-	nm(1)	$-	$-	-
Croatia	7,758	8,844	(12.3)%	8,844	6,884	28.5%
Czech Republic	25,498	22,411	13.8%	22,411	21,358	4.9%
Romania	15,877	13,552	17.2%	13,552	10,725	26.4%
Slovakia	10,923	10,732	1.8%	10,732	8,547	25.6%
Slovenia	8,132	6,707	21.2%	6,707	5,195	29.1%
Ukraine (STUDIO 1+1)	19,240	8,292	132.0%	8,292	11,818	(29.8)%
Ukraine (KINO, CITI)	760	777	(2.2)%	777	448	73.4%
Total Consolidated Station Selling, General and Administrative Expenses	$90,841	$71,315	27.4%	$71,315	$64,975	9.8%

Total consolidated station selling, general and administrative expenses increased by US$ 19.5 million in 2008 compared to 2007 and by US$ 6.3 million in 2007 compared to 2006 (see Item 7, III, “Analysis of Segment Results”).

IV (d) Corporate operating costs (including non-cash stock-based compensation) for the years ending December 31, 2008, 2007, and 2006 were as follows:

	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Corporate operating costs (excluding non-cash stock-based compensation)	$43,569	$49,639	(12.2)%	$49,639	$30,529	62.6%
Non-cash stock-based compensation	6,107	5,734	6.5%	5,734	3,575	60.4%
Corporate operating costs (including non-cash stock-based compensation)	$49,676	$55,373	(10.3)%	$55,373	$34,104	62.4%

Corporate operating costs (excluding stock-based compensation) for 2008 decreased by US$ 6.1 million, or 12.2%, compared to 2007.  A charge of US$ 12.5 million was recorded in 2007 in respect of the estimated cost of settling our Croatia litigation; excluding this charge, corporate operating costs (excluding non-cash stock-based compensation) increased by US$ 6.4 million, reflecting:

•
an increase in travel costs, primarily related to the use of a chartered aircraft and salary and travel costs following the establishment of a centralized planning and development function to manage our initiatives to improve operational efficiencies;

•	a further increase in staff-related costs as a result of redundancy payments following headcount reductions in the fourth quarter; and

•	an increase in business development expenses incurred in evaluating potential investments.

The increase in corporate operating costs (excluding non-cash stock-based compensation) of US$ 19.1 million in 2007 compared to 2006 was principally due to recognition of the charge of US$ 12.5 million in respect of the cost of settling our Croatia litigation; excluding this charge, corporate operating costs (excluding non-cash stock-based compensation) increased by US$ 6.6 million, reflecting:

•	increased accruals for performance-related bonus payments; and

•	increased business development expenses incurred in evaluating potential investments,

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

The increase in the charge for non-cash stock-based compensation in 2008 compared to 2007 reflects amortization of progressively higher value stock options issued in 2006, and 2007 and 2008 offset by a net credit of US$ 1.3 million in respect of the acceleration of Michael Garin’s unvested stock options in connection with his retirement.  The increase in the charge for non-cash stock-based compensation in 2007 compared to 2006 reflects an increase in the number of stock options issued during 2007 compared to 2006 as well as an increase in the fair value of our stock options as our stock price increased during that period (see Item 8, Note 17, “Stock-Based Compensation”).

Impairment charge:

We recognized the following impairment charges in respect of Goodwill and Long-Lived Assets in the year ended December 31, 2008:

	Long-Lived Assets			Goodwill and Indefinite-Lived Intangible Assets
	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Indefinite-Lived Trademarks	Goodwill	Total
Bulgaria	$222	$-	$625	$-	$64,044	$64,891
Ukraine (STUDIO 1+1)	-	-	-	8,481	255,305	263,786
Ukraine (KINO, CITI)	-	637	-	-	7,438	8,075
Total	$222	$637	$625	$8,481	$326,787	$336,752

We test all goodwill and intangible assets for impairment in the fourth quarter of each year and at any time during the year when events occur that indicate an asset may be impaired in accordance with FASB Statement No.142 “Goodwill and Other Intangible Assets” (“FAS 142”).  When indicators of impairment exist, long-lived assets are also tested for impairment under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“FAS 144”).

In connection with the preparation of our financial statements for the year ended December 31, 2008, we concluded that a number of indicators of impairment had occurred in the period following the filing of our report on Form 10-Q for the quarterly period ended September 30, 2008 and initiated impairment reviews under both FAS 142 and FAS 144 in addition to the annual impairment review under FAS 142.  We concluded that rapidly deteriorating global economic conditions had caused the estimated fair value of certain assets, such as goodwill and other intangible assets, to fall and that for the Ukrainian and Bulgarian economies in particular some of these had fallen below their carrying value during the forth quarter. Specifically, the impairment charge resulted from factors impacted by current market conditions including: 1) lower current cash flow forecasts for the affected countries; 2) higher discount rates resulting from increases in returns required by market participants for investing in more risky markets; and 3) lower market valuations for broadcasting assets (see Item 8, Note 4, “Goodwill and Intangible Assets”).

Although we considered all current information in respect of calculating our impairment charge for 2008, our stock price has continued to fall substantially since December 31, 2008. This constitutes an indication that the value of our goodwill, indefinite-lived intangible assets and long-lived assets may have fallen further since January 1, 2009, and we may be required to record additional impairment charges in the first quarter of 2009. In addition, if our cash flow forecasts for our operations deteriorate still further, or discount rates continue to increase, we may be required to recognize additional impairment charges in later periods.

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

IV (e) Operating (loss) / income for the years ending December 31, 2008, 2007 and 2006

	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Operating (loss) / income	$(127,797)	$210,456	(160.7)%	$210,456	$142,971	47.2%

Due to the impairment charge (see Item 8, Note 4, “Goodwill and Intangible Assets”), we recognized an operating loss of US$ 127.8 million in 2008 compared to operating income of US$ 210.5 million in 2007, a decrease of US$ 338.3 million; excluding the impact of the impairment losses, operating income decreased by US$ 1.5 million.  Operating margin was (12.5)% in 2008 compared to 25% in 2007.

Operating income increased by US$ 67.5 million in the year ended December 31, 2007 compared to 2006.  Operating margin was 25% compared to 24% in 2006.

IV (f) Other expense items for the years ending December 31, 2008, 2007 and 2006

	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Interest income	$10,006	$5,728	74.7%	$5,728	$6,359	(9.9)%
Interest expense	(68,475)	(54,936)	24.6%	(54,936)	(44,212)	24.3%
Foreign currency exchange loss, net	(37,877)	(34,409)	10.1%	(34,409)	(44,892)	(23.4)%
Other income	2,620	7,891	(66.8)%	7,891	3,059	157.9%
Change in fair value of derivatives	6,360	(3,703)	(271.8)%	(3,703)	(12,539)	(70.5)%
Provision for income taxes	(34,525)	(20,822)	65,8%	(20,822)	(14,952)	39.3%
Minority interest in income of consolidated subsidiaries	(2,071)	(17,157)	(87.9)%	(17,157)	(13,602)	26.1%
Equity in (loss)/income of unconsolidated affiliates	-	-	-	-	(730)	100%
Gain on sale of unconsolidated affiliate	-	-	-	-	6,179	(100)%
Pre tax loss on discontinued operations (Ukraine)	(3,849)	(4,509)	(14.6)%	(4,509)	(2,354)	91.6%
Pre tax loss on discontinued operations (Ukraine)	64	29	120.7%	29	-	-
Discontinued operations (Czech Republic)	-	-	-	-	(4,863)	100%
Currency translation adjustment, net	(88,609)	158,825	(155.8)%	158,825	157,524	n/m

Interest income increased by US$ 4.3 million compared to 2007 primarily as a result of our maintaining higher average cash balances during 2008. Interest income for 2007 decreased by US$ 0.6 million in comparison to 2006.

Interest expense increased by US$ 13.5 million in 2008 compared to 2007 primarily as a result of interest paid on our Convertible Notes issued in March 2008. Interest expense  increased by US$ 10.7 million in 2007 compared to 2006 primarily as a result of US$ 6.9 million of costs associated with the redemption of our EUR 125 million of floating rate senior notes due May 2012 (the “2012 Floating Rate Notes”), as well as an increase in our average borrowings.

Foreign currency loss, net:  We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as intercompany loans.  Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.

During 2008, we recognized a net loss of US$ 37.9 million comprising: transaction losses of US$ 40.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary; a transaction gain of approximately US$ 31.8 million on the Senior Notes due to the strengthening of the dollar against the Euro between December 31, 2007 and December 31, 2008; and US$ 29.5 million of transaction losses relating to the revaluation of intercompany loans.

In 2007, we recognized a net loss of US$ 34.4 million primarily as a result of the strengthening of the Euro against the dollar over that period.  We incurred a transaction loss of approximately US$ 59.6 million on the Senior Notes due to the strengthening of the Euro against the dollar, which was partly offset by gains on the revaluation of monetary assets and liabilities and intercompany loans of US$ 25.2 million.

In 2006, we recognized a net loss of US$ 44.9 million loss primarily as a result of the strengthening of the Euro against the dollar over that period.  We incurred a transaction loss of approximately US$ 50.9 million on the Senior Notes due to the strengthening of the Euro against the dollar, which was partly offset by gains on the revaluation of monetary assets and liabilities of US$ 6.0 million.

Other income: We recognized income of US$ 2.6 million in 2008, US$ 7.9 million in 2007 and US$ 3.1 million in 2006 which largely relates to the release of provisions against certain historic tax contingencies within our Romania operations.

Change in fair value of derivatives:  We recognized income of US$ 6.4 million in 2008 and incurred losses of US$ 3.7 million in 2007 and US$ 12.5 million in 2006 as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 (see Item 8, Note 13, “Financial Instruments and Fair Value Measurements”).

Provision for income taxes: Provision for income taxes was US$ 34.5 million in 2008 compared to $20.8 million in 2007 and $ 15.0 million in 2006.  We incurred a tax charge in 2008 despite reporting a loss before income taxes due to the fact that there is no tax benefit attributable to the impairment charge in respect of goodwill booked in the year.  Our channels pay tax at rates ranging from 10.0% in Bulgaria to 25.0% in Ukraine.

In 2007 the tax charge benefited from a deferred tax credit of US$ 9.1 million arising from the enactment of lower tax rates for future years in the Czech Republic.

For further information on taxes see Item 8, Note 15, “Income Taxes”.

Minority interest in income of consolidated subsidiaries:  Minority interest in the income of consolidated subsidiaries was US$ 2.1 million in 2008 compared to US$ 17.2 million in 2007 and US$ 13.6 million in 2006.  This is as a result of the purchase of increased stakes in our operations in Ukraine (STUDIO 1+1) in 2008 and in our Romania and Slovak Republic operations in 2007.

Equity in (loss)/income of unconsolidated affiliates:  Our Slovak Republic operations ceased to be accounted for as an equity affiliate on January 23, 2006, when we acquired majority control of the license company (see Item 8, Note 5, “Investments, STS”).  We disposed of our Romanian equity affiliate on August 11, 2006 (see Item 8, Note 5, “Investments, Media Pro”).

	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Slovak Republic operations	$-	$-	-%	$-	$(737)	(100.0)%
Romania operations	-	-	-%	-	7	(100.0)%
Equity in (loss)/income of unconsolidated affiliates	$-	$-	-%	$-	$(730)	(100.0)%

Gain on sale of unconsolidated affiliate: We recognized a gain of US$ 6.2 million on the sale of our investment in Radio Pro to Media Pro, a company controlled by Adrian Sarbu, currently our President and Chief Operating Officer, on August 11, 2006 (see Item 8, Note 5, “Investments, Media Pro”).

Discontinued operations:  The amounts charged to the consolidated statements of operations in respect of discontinued operations are as follows:

	For the Years Ended December 31, (US$ 000’s)
	2008	2007	Movement	2007	2006	Movement
Ukraine(KINO, CITI)
Loss from discontinued operations	$(3,849)	$(4,509)	(14.6)%	$(4,509)	$(2,354)	91.5%
Tax on result of discontinued operations	64	29	120.7%	29	-	100%
Czech Republic
Tax on disposal of discontinued operations	-	-	-	-	(4,863)	(100.0)%
Discontinued operations	$(3,785)	$(4,480)	(15.5)%	$(4,480)	$(7,217)	(37,9)%

Ukraine (KINO, CITI)

In the fourth quarter of 2008 we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel.  The results of the CITI channel have therefore been treated as discontinued operations for each year presented.

Czech Republic

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic.  On October 23, 2003 we sold our 93.2% participation interest in CNTS, our former Czech Republic operating company, for US$ 53.2 million. The revenues and expenses of our former Czech Republic operations and the related legal expenses have therefore all been treated as discontinued operations for each year.

The amounts charged to discontinued operations in 2006 represent revised estimates of additional payments we expect to make to the Dutch tax authorities pursuant to the agreement we entered into on February 9, 2004.

For additional information, see Item 8, Note 20, “Discontinued Operations”.

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant operation) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment.  In 2008, we recognized a loss of US$ 88.6 million on the revaluation of our net investments in subsidiaries compared to gains of US$ 158.8 million and US$ 157.5 million for 2007 and 2006, respectively. The dollar appreciated significantly against all functional currencies of our operations during 2008, with increases of 7.0% against the Czech koruna, 15.4% against the New Romanian lei, 4.6% against the Croatian kuna and 5.8% against the Euro, whereas it had generally experienced a decline in value against most of our operating currencies over the previous two years.

To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within shareholders’ equity when we retranslate our net investment in that subsidiary into dollars.  Similarly, any exchange gain or loss arising on the retranslation of intercompany loans in the functional currency of the relevant subsidiary or the dollar will be offset by an equivalent loss or gain on consolidation.

The net loss on translation for 2008 included a loss of US$ 38.7 million on the revaluation of an intercompany loan that is considered to form part of our investment in our Czech Republic operations which will be recognized in the income statement from February 2009 as this loan is no longer considered to be long term in nature (see Item 8, Note 23, “Subsequent Events”).  This compares to gains of US$ 79.2 million and US$ 77.3 million in 2007 and 2006, respectively.

IV (g) Consolidated Balance Sheet as at December 31, 2008 compared to December 31, 2007

The principal components of our Consolidated Balance Sheet at December 31, 2008 compared to December 31, 2007 are summarized below:

(US$ 000’s)	December 31, 2008	December 31, 2007	Movement
Current assets	$495,395	$535,092	(7.4)%
Non-current assets	1,913,338	1,803,343	6.1%
Current liabilities	228,673	234,470	(2.5)%
Non-current liabilities	1,175,694	681,003	72.6%
Minority interests in consolidated subsidiaries	3,187	23,155	(86.2)%
Shareholders’ equity	$1,001,179	$1,399,807	(28.5)%

Current assets:  Current assets at December 31, 2008 decreased US$ 39.7 million compared to December 31, 2007, reflecting a decrease in cash and cash equivalents of US$ 35.4 million, partly offset by an increase in prepaid programming and productions in progress, of US$ 11.8 million.

Non-current assets:  Non-current assets at December 31, 2008 increased US$ 110.0 million compared to December 31, 2007.  This reflects a net increase in broadcast licenses of US$ 104.0 million, primarily in connection with our investments in our Ukraine (STUDIO 1+1) operations, as well as approximately US$ 37.3 million of other intangible assets, partly offset by foreign exchange translation losses of US$ 73.7 million on the carrying value of goodwill, primarily in the Czech Republic.   Property, plant and equipment increased by US$ 30.9 million as we continued to develop our broadcasting facilities, particularly in the Czech Republic, Romania and the Slovak Republic.

Current liabilities:  Current liabilities at December 31, 2008 decreased US$ 5.8 million compared to December 31, 2007, reflecting decreases in income taxes and duties payable of US$ 27.7 million,  partly offset by increases of US$ 21.4 million in short-term credit facilities (primarily the BMG cash pool) and US$ 4.9 million in accrued  interest relating to the Convertible Notes.

Non-current liabilities:  Non-current liabilities at December 31, 2008 increased US$ 494.7 million compared to December 31, 2007, reflecting the issuance of US$ 475.0 million of Convertible Notes and our drawing of EUR 25.0 million (approximately US$ 34.8 million) of the EBRD Loan. These increases were partly offset by decreases of US$ 31.8 million in the carrying value of our Senior Notes as a result of the movement in the spot rate during 2008 and US$ 6.4 million in our liability under currency swaps.

Minority interests in consolidated subsidiaries: Minority interests in consolidated subsidiaries at December 31, 2008 decreased US$ 20.0 million compared to December 31, 2007, primarily as a result of the buyout of our partners in our Ukraine (STUDIO 1+1) operations.

Shareholders’ equity: Total shareholders’ equity at December 31, 2008 decreased US$ 398.6 million compared to December 31, 2007. This decrease reflects primarily the net loss of US$ 255.5 million and the decrease in Other Comprehensive Income of US$ 88.6 million.  We also recognized the US$ 63.3 million purchase of capped call options we entered into in conjunction with our Convertible Notes as a reduction to shareholders’ equity. Included in the total shareholders’ equity were proceeds from the exercise of stock options (US$ 1.2 million) and a stock-based compensation charge of US$ 7.1 million.

V.  Liquidity and Capital Resources

V (a) Summary of cash flows:

Cash and cash equivalents decreased by US$ 35.4 million during the year ended December 31, 2008.  The change in cash and cash equivalents is summarized as follows:

(US$ 000’s)	For the Years Ended December 31,
	2008	2007	2006
Net cash generated from continuing operating activities	$135,555	$106,695	$75,370
Net cash used in continuing investing activities	(588,798)	(235,898)	(126,955)
Net cash received from financing activities	444,558	135,530	130,700
Net cash used in discontinued operations-operating activities	(4,920)	(6,001)	(3,667)
Net cash used in discontinued operations-investing activities	(495)	(1,520)	-
Net cash received from discontinued operations-financing activities	-	-	1,700
Impact of exchange rate fluctuations on cash	(21,279)	(1,896)	(2,904)
Net (decrease) / increase in cash and cash equivalents	$(35,379)	$(3,090)	$74,244

Operating Activities

Cash generated from continuing operations in 2008 increased US$ 28.9 million to US$ 135.6 million.  Our operations in the Czech Republic and Romania showed significant increases in cash generation following continued strong operational performance. These increases more than offset our investment in our start-up operations in Bulgaria, where we are investing in programming and infrastructure, and in Ukraine, where we are making additional investments in Russian programming to boost ratings following the buyout of our minority partners.  We also continue to invest in programming in Croatia to continue the ratings growth we have experienced in the last two years.  It is likely that the cost of acquired programming across all our markets will continue to grow in the future (see Part I, Item 1A, “Risk Factors - Risks Relating to our Operations“).  Due to the significant appreciation of the dollar against our local currencies and the downturn in performance experienced in the fourth quarter of 2008, it is unlikely that our operations will generate the same level of cash in 2009 as in 2008.

Cash generated from continuing operations in 2007 increased US$ 31.3 million to US$ 106.7 million.

Investing Activities

Cash used in investing activities increased by US$ 352.9 million from 2007 to US$ 588.8 million in 2008.  Our investing cash flows in 2008 were primarily comprised of:

•
payment of US$ 223.2 million in connection with our acquisition of an additional 30.0% stake in the Studio 1+1 group including acquisition costs (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Ukraine (STUDIO 1+1)”);

•
payment of US$ 109.3 million in connection with our acquisition of an additional 10.0% stake in the Studio 1+1 group including acquisition costs (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Ukraine (STUDIO 1+1)”);

•
total payments of US$ 147.8 million in connection with our acquisition of Bulgarian operations, including acquisition costs (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Bulgaria”);

•
payments of RON 47.2 million (approximately US$ 20.6 million at the date of payment) in connection with our acquisition of the assets of Radio Pro (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Romania”);

•	payments of US$ 9.9 million in connection with our acquisition of Jyxo and Blog (for further information, see Item 1, Note 3, “Acquisitions and Disposals: Czech Republic”); and

•	capital expenditures of US$ 78.7 million, largely in respect of the expansion of our broadcasting facilities and equipment in the Czech Republic, Romania and the Slovak Republic.

In 2007, net cash used in investing activities of US$ 235.9 million consisted primarily of the following:

•	capital expenditure of US$ 79.9 million largely in respect of the expansion of our broadcasting facilities and equipment in the Czech Republic and Romania;

•
payments of SKK 1.9 billion (approximately US$ 78.5 million) in connection with our acquisition of a 20% interest in our Slovak Republic operations (see Item 8, Note 3, “Acquisitions and Disposals: Slovak Republic“);

•
payments of US$ 51.6 million in connection with our acquisition of an additional 5% interest in our Romania operations and a 20% stake in our Romanian production company (see Item 8, Note 3 “Acquisitions and Disposals: Romania”);

•	payments of EUR 9.4 million (approximately US$ 13.9 million) in connection with our acquisition of 100% interest in MTS (see Item 8, Note 3, “Acquisitions and Disposals: Romania”);

•	payments of EUR 6.7 million (approximately US$ 8.4 million) in connection with our acquisition of Sport.ro (see Item 8, Note 3, “Acquisitions and Disposals: Romania); and

•	payments of US$ 3.1 million in connection with our acquisition of a 60.4% interest in each of Tor and Zhysa (see Item 8, Note 3 “Acquisitions and Disposals: Ukraine”).

In 2006, net cash used in investing activities of US$ 127.0 million consisted primarily of the following:

•	capital expenditure of US$ 60.4 million, largely in respect of the expansion of our broadcasting facilities and equipment in Romania and the Czech Republic;

•	a payment of US$ 30.1 million in connection with our acquisition of ARJ a.s. (“ARJ”);

•	a payment of US$ 27.2 million in connection with our acquisition of an additional 5% interest in our Romania operations;

•	a payment of EUR 8.0 million (approximately US$ 10.3 million) in connection with our acquisition of our stake in Media Pro (see Item 8, Note 5, “Investments”); and

•	a payment of a further US$ 2.0 million following completion of our acquisition of a 65.5% stake in Ukrpromtorg.

Financing Activities

Net cash received from financing activities increased US$ 309.1 million from 2007 to US$ 444.6 million in 2008.  The amount of cash received in 2008 reflects the net proceeds of US$ 400.3 million from the issuance of Convertible Notes and purchase of the Capped Calls, US$ 37.4 million of proceeds from the EBRD Loan and US$ 22.7 million of drawings on the BMG cash pool .

Our financing cash flows in 2007 primarily comprised net proceeds of US$ 199.4 million from the issuance of the 2007 Senior Notes and US$ 109.9 million from the issuance of 1,275,227 unregistered shares of Class A Common Stock to Igor Kolomoisky, partially offset by payment of EUR 127.5 million (approximately US$ 169.0 million at the date of payment) to redeem our 2012 Floating Rate Notes (see Item 8, Note 6, “Senior Debt”).

Net cash received from financing activities in 2006 consisted primarily of the following:

•	receipt of approximately US$ 168.7 million (net of fees) from a public offering of 2,530,000 shares of our Class A Common Stock;

•	receipts of US$ 35.0 million from drawing on credit facilities in the Czech Republic and Slovenia, largely to finance the acquisition of ARJ and the increased investment in our Romania operations; and

•	repayment of US$ 75.3 million of amounts drawn under the same credit facilities.

Discontinued Operations

In 2008, we paid taxes of US$ 2.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 2.2 million in 2007 and US$ 1.7 million in 2006.

The CITI channel had cash outflows of US$ 3.4 million, US$ 5.3 million and US$ 0.3 million in 2008, 2007 and 2006, respectively.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next 12 months and we do not anticipate requirements for additional cash in the near future, subject to the matters disclosed under “Contractual Obligations and Commitments” and “Cash Outlook” below.

Our ongoing source of cash at our operations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash after funding the ongoing operations may be remitted to us.  Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

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

As at December 31, 2008, we had the following debt outstanding:

		December 31, 2008 (US$ 000’s)
Corporate	(1) – (4)	1,081,901
Czech Republic	(5) – (7)	12,923
Romania	(8)	104
Slovak Republic	(9)	-
Slovenia	(10)	-
Ukraine (STUDIO 1+1)	(11)	172
Total		1,095,100

(1)
As at December 31, 2008 we had EUR 395.0 million (approximately US$ 549.7 million) of Senior Notes outstanding, comprising EUR 245.0 million (approximately US$ 341.0 million) of the 2005 Senior Notes and EUR 150.0 million (approximately US$ 208.7 million) of the 2007 Senior Notes, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625%. The applicable rate at December 31, 2008 was 5.934%.

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

At any time prior to May 15, 2009, we may redeem all or a part of the 2005 Senior Notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

As of December 31, 2008, Standard & Poor’s senior unsecured debt rating for our Senior Notes was BB and our corporate credit rating was BB.  As of December 31, 2008 Moody’s Investors Services senior unsecured debt rating for our Senior Notes and our corporate credit rating was Ba2.  On November 5, 2008, S&P changed its outlook for all credits to negative from stable. Moody’s Investors Services (“Moody’s”) have rated both our Senior Notes and our corporate credit as Ba2. On November 3, 2008 Moody’s changed its outlook for all credits to negative from stable.

(2)	As at December 31, 2008 we had US$ 475.0 million of Convertible Notes outstanding that mature on March 15, 2013. Interest is payable semi-annually in arrears on each March 15 and September 15.

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

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 139.2 million) arranged by EBRD and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 69.6 million) also arranged by EBRD (collectively the “EBRD Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million.  The EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan. The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. On October 15 and 24, 2008 we drew down EUR 50.0 million (US$ 69.6 million) and EUR 100.0 million (US$ 139.2 million), respectively, to fund the purchase of the remaining 10.0% interest in the Studio 1+1 group and for general corporate purposes. We repaid EUR 75.0 million in November 2008. As at December 31, 2008, EUR 25.0 million (approximately US$ 34.8 million) was drawn. A further EUR 125.0 million (approximately US$ 174.0 million) was drawn on February 2, 2009.

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

(4)
We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 13.9 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING. As at December 31, 2008, the facility was undrawn. Interest is payable at the prevailing money market rate plus 2.00% on the drawn amount. This facility is part of a cash pooling arrangement with BMG (the “BMG cash pool”). The cash pooling arrangement enables us to receive credit across the group in respect of cash balances which our subsidiaries in the Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited with BMG by our participating subsidiaries is pledged as security against the drawings of other subsidiaries up to the amount deposited. As at December 31, 2008, our Dutch holding company, CME Media Enterprises B.V. (“CME B.V.”), had EUR 8.4 million (approximately US$ 11.7 million) deposited in the BMG cash pool and had drawn an overdraft of US$ 22.4 million from the BMG cash pool.  Our operations in the Czech Republic, the Slovak Republic and Slovenia had deposited CZK 154.9 million (approximately US$ 8.0 million), SKK 125.5 million (approximately US$ 5.8 million) and EUR 2.0 million (approximately US$ 2.8 million), respectively in the BMG cash pool.  As stated in Note (8) our Romania operations had drawn US$0.1 million from the BMG cash pool at December 31, 2008. In addition, as stated in Note (11), our Ukraine (STUDIO 1+1) operations had drawn EUR 0.1 million (approximately US$ 0.2 million) from the BMG cash pool at December 31, 2008.

(5)
CET 21 has a credit facility of CZK 1.2 billion (approximately US$ 62.0 million) with CS.  The final repayment date is December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) plus 1.65%. A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s.(“FCS”), a subsidiary of CS. On February 19, 2009, the full CZK 1.2 billion (approximately US$ 53.1 million at the date of drawing) of this facility was drawn.

(6)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 12.9 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. The applicable rate at December 31, 2008 was 5.28% .This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with CS.  As at December 31, 2008, the full CZK 250.0 million (approximately US$ 12.9 million) was drawn under this facility.

(7)
As at December 31, 2008, there were no drawings under a CZK 300.0 million (approximately US$ 15.5 million) factoring facility with CS.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(8)	As stated in Note (4), our Romania operations had drawn US$ 0.1 million from the BMG cash pool at December 31, 2008.

(9)
On May 15, 2008, our Slovak Republic operations secured a SKK 100.0 million (US$ 4.6 million) overdraft facility from ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR + 2%.  At December 31, 2008 there were no drawings under this facility.

(10)
In July 2005 Pro Plus entered into a revolving five-year facility agreement for up to EUR 37.5 million (approximately US$ 52.2 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at December 31, 2008, EUR 26.3 million (approximately US$ 36.5 million) was available for drawing under this revolving facility. On February 19, 2009, the full EUR 36.5 million (approximately US$ 33.6 million at the date of drawing) of this facility was drawn.

(11)	As stated in note (4), our Ukraine (STUDIO 1+1) operations had drawn EUR 0.1 million (approximately US$ 0.2 million) from the BMG cash pool at December 31, 2008.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.4 million.  For more information on our capital lease obligations see Item 8, Note 11, “Credit Facilities and Obligations under Capital Lease”.

Operating Leases

For more information on our operating lease commitments see Item 8, Note 21, “Commitments and Contingencies”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At December 31, 2008, we had commitments in respect of future programming of US$ 280.5 million (December 31, 2007: US$ 107.6 million).  This includes contracts signed with license periods starting after December 31, 2008.  For more information on our programming commitments see Item 8, Note 21, “Commitments and Contingencies”.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 1.3 million (see Item 8, Note 21, “Commitments and Contingencies: Dutch Tax”.)

In addition to the amounts disclosed above, Adrian Sarbu, our President and Chief Operating Officer, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining interest is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our 8.7% shareholding in Media Pro. As at December 31, 2008, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

V (d) Cash Outlook

Liquidity and Capital Resources

Since 2005, our Czech Republic, Slovak Republic, Slovenia and Romania operations have generated positive cash flows sufficient, in conjunction with new equity and debt, to fund our operations, the launch of new channels, the acquisition of non-controlling interests in our existing channels and expansion into new territories. Most economic predictions show a substantial worsening in 2009 of the adverse economic conditions that arose at the end of 2008 in all of our markets.  This has caused uncertainty among advertisers about the level of spending they are prepared to commit to our channels. As a result, it has become much more difficult to predict the amount of cash our operations will generate.  However, we still expect that our Czech Republic, Slovak Republic, Slovenia and Romania operations, in conjunction with current cash and available facilities, will continue to generate excess cash sufficient to fund our developing operations in Bulgaria, Croatia and Ukraine for the next twelve months, as well as meeting other external financial obligations, including the commitment to pay a total of US$ 10.0 million in connection with the acquisition of the non-controlling interests in the KINO channel and US$ 12.0 million for a 10.0% ownership interest in Glavred-Media LLC. We expect the funding requirement for our developing operations to be up to US$ 100.0 million during 2009 however if market conditions continue to deteriorate, we may have to provide additional funding. As at December 31, 2008 we had US$ 413.9 million available in cash and credit facilities (including uncommitted overdraft facilities).

With the deterioration of the global credit markets through most of 2008 and the worsening of economic conditions in our markets since the end of 2008, we have taken steps to conserve cash to ensure we are able to meet our debt service and other existing financial obligations.  These steps have included significant reductions to our operating cost base through headcount reductions and widespread cost optimization programs, deferral of capital expenditure and the rescheduling of expansion plans.

On February 2, 2009, we drew the remaining EUR 125.0 million (approximately US$ 174.0 million) under the EBRD Loan. On February 19, 2009, CET 21 drew the full CZK 1.2 billion (approximately US$ 53.1 million at the date of drawing) of its credit facility with CS. At the same time, Pro Plus drew the full EUR 26.3 million (approximately US$ 33.6 million at the date of drawing) available under its five-year revolving facility. We made these requests in order to assure the continued availability of the funds in light of renewed concerns over the solvency of credit providers in the region and intend to keep the funds deposited in low risk short-term deposits.

As at December 31, 2008, our Senior Notes and Convertible Notes represented 93% of our total debt outstanding. This debt does not begin to mature until May 2012, with the longest dated instrument maturing in May 2014. The EBRD Loan, which represented 3% of our total debt outstanding at December 31, 2008 (approximately 12% as at February 23, 2009), amortizes by 15% every six months from May 2009 through November 2010, with the final 40% payable in May 2011. With credit markets continuing to be volatile, we will not need to refinance the vast majority of our existing senior debt in the near term.

We do not have maintenance style covenants on our Fixed Rate Notes or EBRD Loan. This means that there is no event of default on Senior Notes or EBRD Loans related to a minimum level of EBITDA, gearing or other EBITDA related ratio. Both the Senior Notes and the EBRD Loan are however subject to an incurrence covenant which restricts us from raising new debt at the corporate level if the ratio of Indebtedness to twelve-month Consolidated EBITDA, (both of which are terms defined in our Senior Notes and not the same as similar measures defined under U.S. GAAP), exceeds 4.5 times, or if the raising of such debt would cause this ratio to be exceeded.  If this ratio is exceeded we are not considered to be in default, but we would be restricted from raising new debt with certain defined exceptions. These exceptions include the refinancing of any of our existing debt, the draw-down of our existing facilities with CS and ING which will total US$ 86.7 million when the February 19, 2008 draw downs are completed, the raising of a further US$ 91.0 million of additional new facilities and the raising of $ 30.4 million of capitalized leases and mortgages.  The ratio of Indebtedness to Consolidated EBITDA at December 31, 2008 was 3.3 times. Following the draw-down of the EBRD Loan and credit facilities in the Czech Republic and Slovenia, this ratio will rise to approximately 4.1 times. Although neither the US$ 336.8 million of impairment charges we recognized in 2008, nor any future similar charges have an impact on EBITDA, we currently anticipate that Consolidated EBITDA may decline during the course of 2009; therefore we may exceed this ratio.

Availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. In view of the severe tightening of credit in high yield bond, convertible debt and bank markets, which has intensified during 2008 and into 2009, it is becoming more difficult to raise additional or replacement finance by issuing debt.  Banks are presently more inclined to lend at the subsidiary, rather than the corporate level which potentially restricts the amount of funding available to us from the bank market and there is very limited investor demand in the high yield bond and convertible debt markets. In fully drawing the EBRD Loan and our credit facilities in the Czech Republic and Slovenia, we have substantially increased the level of cash on hand to approximately US$ 307.1 million at February 25, 2008, but reduced the facilities we have available with our current bank lenders. The likelihood of obtaining additional facilities from our existing lenders is consequently reduced.  Therefore we may need to attempt to obtain future debt funding from banks with little or no financial exposure to us.

As at December 31, 2008 our Senior and Convertible Notes are rated BB by S&P, who have also rated our corporate credit as BB. On November 5, 2008 S&P changed its outlook for all credits to negative from stable. As at December 31, 2008, Moody’s rated both our Senior Notes and our corporate credit as Ba2. On November 3, 2008 Moody’s changed its outlook for all credits to negative from stable.

Credit rating agencies have begun to monitor companies much more closely during recent months and have made liquidity, and the key ratios associated with it, a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 3.7 times at December 31, 2008 and is calculated as our Gross Debt divided by our trailing twelve-month Segment EBITDA after corporate operating costs as defined by the ratings agencies. As at December 31, 2008, our total gross debt of US$ 1,109.9 million was the sum of our credit facilities and obligations under capital leases as disclosed in our financial statements and the liability under our swap agreements. Our trailing twelve-month Segment EBITDA after corporate operating costs was US$ 302.1 million.

S&P and Moody’s require that a gross leverage ratio of between 3.5 and 4.0 times be maintained to be eligible for their BB and Ba2 ratings, respectively, with a preference for the lower end of this range. As at December 31, 2008, our gross leverage ratio was within this range however we expect that the combination of drawing our EBRD Loan and facilities with ING and CS and forecasted declines in EBITDA may well cause us to materially exceed this range. It is therefore probable that our credit rating will be downgraded. A downgrade will not result in us being required to repay any of our outstanding debt earlier than the current maturity, nor will it result in any variation of the current interest terms, however it would result in our having to pay higher interest rates on any future financing and may make it more difficult for us to raise additional debt.  We do not have any credit facilities or other financial instruments which would require early termination, the posting of collateral, or any other financial penalties, solely in the event of our credit rating being downgraded.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Item 8, Note 13, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

Capped Call Options

On March 4, 2008, we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (“Lehman OTC,” 1,583,333 shares) (the “Lehman Capped Call”) BNP Paribas (“BNP,” 1,583,333 shares) (the “BNP Capped Call”)  and Deutsche Bank Securities Inc. (“DB,” 1,357,144 shares) (the “DB Capped Call”, and, together with the Lehman Capped Call and the BNP Capped Call, “Capped Calls”, (See Item 8, Note 6 “Senior Debt: Convertible Notes”). Under the terms of the capped call options, the counterparties are obliged to deliver, at our election following a conversion of the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman OTC, “Lehman Brothers”), the guarantor of the obligations of Lehman OTC under the Lehman Capped Call, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default that gave us the right to early termination of the Lehman Capped Call and to claim for losses. We exercised this right on September 16, 2008 and have claimed an amount of US$ 19.9 million, which bears interest at a rate equal to our estimate of our cost of funding plus 1% per annum.

We consider the likelihood of similar loss on the BNP or DB Capped Calls to be significantly less following the coordinated response of Europe’s central banks to the global liquidity crisis and the pivotal positions that each of these banks occupies in its respective country. In the event of any similar default, there would be no impact on our current liquidity since the purchase price of the options has already been paid and we have no further obligation under the terms of the Capped Calls to deliver cash or other assets to the counterparties.  Any default would increase the dilutive effect to our existing shareholders resulting from the issuance of shares of Class A Common Stock upon any conversion of the Convertible Notes.

Cash Deposits

We deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose weekly.  The maximum period of deposit is three months but we have more recently held amounts on deposit for shorter periods, from overnight to one month. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of an investment grade of A or A2 or higher. In addition we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at December 31, 2008 were as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,095,100	$35,587	$34,792	$815,966	$208,755
Long-Term Debt – interest (1)	252,417	70,211	117,386	59,142	5,678
Capital Lease Obligations	6,296	1,146	1,315	1,146	2,689
Operating Leases	18,552	6,514	5,777	2,294	3,967
Unconditional Purchase Obligations	294,582	226,449	58,123	9,413	597
Other Obligations (2)	24,046	24,046	-	-	-
Deferred consideration	6,620	5,224	1,396	-	-
FIN 48 Obligations	1,799	421	1,378	-	-
Total Contractual Obligations	$1,699,412	$369,598	$220,167	$887,961	$221,686
(1)	Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.
(2)	Includes US$ 10.0 million to acquire the remaining non-controlling interests in our KINO channel and US$ 12.0 million for a 10.0% interest in Glavred-Media LLC.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Program Rights

Program rights consist of programming acquired from third parties and programming produced locally and forms an important component of our station broadcasting schedules.  Program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use.  Program rights are amortized on a systematic basis over their expected useful lives.  Both films and series are amortized as shown with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run.  For program rights acquired under a standard two-run license, we generally amortize 65% after the first run and 35% after the second run and for those with a three-run license, we amortize 60% on the first run, 30% on the second run and 10% on the third run.  The program library is evaluated at least quarterly to determine if expected revenues are sufficient to cover the unamortized portion of each program.  To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge.  Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the Consolidated Balance Sheet and the annual programming amortization charge recorded in the Consolidated Statement of Operations.

Recognition of goodwill and intangible assets

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

The assumptions and estimates that we have applied vary according to the date, location and type of assets acquired for each of our acquisitions.  For example, some of the assumptions and estimates that we have used in determining the value of acquired broadcast licenses are as follows:  methodology applied in valuation, discount rate (being the weighted average cost of capital and applicable risk factor), useful life of license (definite or indefinite) and probability of renewal, audience share growth and advertising market share, power ratio and growth, revenue growth for the forecast period and then in perpetuity, operating margin growth, future capital expenditure and working capital requirements, future cost saving as a result of the switch from an analog to a digital environment, inflation and workforce cost, among others.

All assumptions and estimates applied were based on best estimates at the respective acquisition dates.

Impairment of goodwill, indefinite lived- intangible assets and long-lived assets

We assess the carrying value of intangible assets with indefinite lives and goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable.  Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends.  Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition.  We believe that our assumptions are appropriate.  If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

Impairment tests of goodwill and indefinite-lived intangible assets are performed at the reporting unit level.  If potential impairments of goodwill exist, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value after adjusting for any impairments of indefinite-lived intangible assets or long-lived assets.  Determination of a reporting unit requires judgment, and if we were to change our business structure we could change the number and nature of the reporting units we use to assess potential impairment.

The fair value of each reporting unit, and consequently the amount of implied goodwill is determined using an income methodology estimating projected future cash flows related to each reporting unit, which we determine to be our business segments (Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic, Slovenia, Ukraine (STUDIO 1+1) and Ukraine (KINO, CITI)).  These projected future cash flows are discounted back to the valuation date.  Significant assumptions inherent in the methodology employed include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units.

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

Assessing goodwill, indefinite-lived intangible assets and long-lived assets requires significant judgment. The process involves making a number of estimates in order to evaluate the fair value of a number of assets, the fair value of the reporting units, and the future cash flows expected in each reporting unit. The table below shows the key measurements involved and the valuation methods applied:

Measurement	Valuation Method
Recoverability of cash flows	Undiscounted future cash flows
Fair value of indefinite-lived broadcast licenses	Build-out method
Fair value of indefinite-lived trademarks	Relief from royalty method
Fair value of reporting units	Discounted cash flow model

In all cases, each method involves a number of significant assumptions which could materially change the result, and the decision on whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, level of forecast operating costs and capital expenditure and the rate of growth into perpetuity. The table below shows whether an adverse change of 10.0% in any of these assumptions would result in additional impairments after reflecting the impairment charge recognized in the year ended December 31, 2008:

10% Adverse Change in	Long-Lived Assets	Indefinite-Lived Trademarks	Indefinite-Lived Broadcast Licenses	Goodwill
Cost of Capital	None	Ukraine (STUDIO 1+1)	Romania, Slovenia	None

Total Advertising Market	Bulgaria	Ukraine (STUDIO 1+1)	Slovenia	Croatia

Market Share	Bulgaria	Ukraine (STUDIO 1+1)	Slovenia	Croatia

Forecast operating costs	Bulgaria	Not applicable	Romania, Slovenia	Croatia

Forecast capital expenditure	None	Not applicable	None	None

Perpetuity Growth rate	Not applicable	Ukraine (STUDIO 1+1)	None	None

Although we considered all current information in respect of calculating our impairment charge for 2008, our stock price has continued to fall substantially since December 31, 2008. This constitutes an indication that the value of our goodwill, indefinite-lived intangible assets and long-lived assets may have fallen further since January 1, 2009, and we may be required to record additional impairment charges in the first quarter of 2009. In addition, if our cash flow forecasts for our operations deteriorate still further, or discount rates continue to increase, we may be required to recognize additional impairment charges in later periods. The assets most susceptible to changes in such key assumptions are the long-lived assets in Bulgaria (TV2),  indefinite-lived broadcast licenses in Romania and Slovenia, the indefinite-lived trademark in Croatia and the goodwill in Croatia.

Revenue Recognition

Net revenues primarily comprise revenues from the sale of advertising time less discounts and agency commissions.  Net revenues are recognized when the advertisement is aired as long as there is persuasive evidence that an arrangement with a customer exists, the price of the delivered advertising time is fixed or determinable, and collection of the arrangement fee is reasonably assured.  In the event that a customer falls significantly behind its contractual payment terms, revenue is deferred until the customer has resumed normal payment terms.

Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue.  Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser.  Payments received in advance of being earned are recorded as deferred income.

We maintain a bad debt provision for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, additional allowances may be required in future periods.  We review the accounts receivable balances periodically and our historical bad debt, customer concentrations and customer creditworthiness when evaluating the adequacy of our provision.

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

Foreign exchange

Our reporting currency and functional currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt.  In addition, our Senior Notes are denominated in Euros.  Our operations in Ukraine, which account for approximately 10% of our 2008 consolidated revenues, and our corporate holding companies, have a functional currency of the dollar. All of our other operations have functional currencies other than the dollar.

We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our Consolidated Statement of Operations. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as intercompany loans, which are generally provided in currencies other than the dollar.  We recorded transaction losses of US$ 37.9 million, US$ 34.4 million and US$ 44.9 million in 2008, 2007 and 2006, respectively.  See Item 7, IV (f), “Other expense items” for more detailed information.

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

On May 2, 2005, we made a loan of US$ 465.5 million to a 100% wholly-owned subsidiary holding our operations in the Czech Republic.  This loan was converted to CZK 11,425 million during the second quarter of 2005 and CZK 738 million (US$ 30.5 million at the date of conversion) of this balance was capitalized as equity on August 25, 2005.  The loan has a balance of CZK 10,687 million (US$ 552.4 million) as at December 31, 2008.

During the year ended December 31, 2008, we recorded a foreign exchange loss of US$ 38.7 million on the retranslation of this inter-company loan.  As this loan is long-term in nature as contemplated by FASB Statement No. 52 “Foreign Currency Translation” paragraph 20(b), the foreign exchange adjustment is reported in the same manner as translation adjustments in “Other Comprehensive Income”, a separate component of equity.

On February 19, 2009, CET 21 drew the full CZK 1.2 billion (approximately US$ 53.1 million at the date of drawing) of its credit facility with CS and used some of the money it received to repay a portion of this loan. From this date, the loan is no longer long-term in nature and we will be required to record subsequent foreign exchange adjustments as income or expense in our Consolidated Statement of Operations.

Contingencies

We are, from time to time, involved in certain legal proceedings and, as required, accrue our estimate of the probable costs for the resolution for these claims.  These estimates are developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  See Item 8, Note 21, “Commitments and Contingencies” for more detailed information on litigation exposure.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 addresses the need for increased consistency in fair value measurements, defining fair value, establishing a framework for measuring fair value and expanding disclosure requirements. FAS 157 was to be effective in its entirety for fiscal years beginning after November 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which allows application of FAS 157 to be deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted those parts of FAS 157 not deferred by FSP FAS 157-2 on January 1, 2008 and we do not expect that the adoption of the remaining requirements will result in a material impact on our financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FAS 162 is effective from November 15, 2008. The adoption of FAS 162 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) are largely prospective, its adoption did not have a material impact on our financial position or results of operations, however we recognized an expense of approximately US$ 0.9 million in the fourth quarter of 2008 for acquisition costs incurred on potential acquisitions that did not complete prior to December 31, 2008 and for which capitalization would be prohibited under FAS 141(R).

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FAS 160 impacts the presentation of our consolidated balance sheet and consolidated statement of operations; however, it did not have a material impact on our financial position or results of operations

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“FAS 161”) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 requires enhanced narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and what impact they have on financial position, results of operations and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of FAS 161 did not result in a material impact on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt including allocated issuance costs, classification of that component in equity and the accretion of the resulting discount on the debt and the allocated acquisition costs to be recognized as part of interest expense in the consolidated statement of operations. FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. FSP APB 14-1 is effective for us as of January 1, 2009 and early adoption is prohibited. The adoption of FSP APB 14-1 affects the accounting for our Convertible Notes and, we expect, will result in approximately the following changes to the 2008 comparative balances in our 2009 financial statements to reflect the revised equity and liability balances on issuance (net of allocated acquisition costs) of US$ 108.1 million and US$ 364.2 million respectively:

	For the Year Ended December 31, 2008
US$ millions	As reported	Impact of Adoption	As Adjusted
Consolidated Statement of Operations
Interest expense	(68.5)	(14.0)	(82.5)

	As at December 31, 2008
US$ millions	As reported	Impact of Adoption	As Adjusted
Consolidated Balance Sheet
Other current assets	98.7	(0.6)	98.1
Other non-current assets	20.7	(1.5)	19.2
Senior Debt	(1,024.7)	96.2	(928.5)
Additional paid-in capital	1,018.5	108.1	1,126.6
(Accumulated deficit) / Retained Earnings	(224.1)	(14.0)	(238.1)

In addition, at present we expect that the adoption of FSP APB 14-1 will cause our interest expense in the 2009 financial year to increase by approximately US$ 18.9 million to reflect the amortization of the issuance discount.

In November 2008, the FASB ratified the Emerging Issues Task Force consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which addresses certain effects of FAS 141R and FAS 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Vll.  Related party matters

Overview

There is a limited local market for many specialist television services in the countries in which we operate; many of these services are provided to us by parties known to be connected to our local shareholders.  As stated in FASB Statement No. 57 “Related Party Disclosures” transactions involving related parties cannot necessarily be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a “connected” party is one for whom we are aware of the existence of a family or business connection to a shareholder. We have entered into related party transactions in all of our markets. For detailed discussion of all such transactions, see Item 8, Note 22, “Related Party Transactions”.

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

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A and Morgan Stanley Capital Services Inc., under which we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 620.5 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 537.6 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these instruments as at December 31, 2008, was a liability of US$ 9.9 million.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Item 8, Note 6, “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at December 31, 2008, approximately 25.0% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at December 31, 2008

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter

Total Debt in Euro (000’s)
Fixed Rate	-	-	-	245,000	-	-
Average Interest Rate	-	-	-	8.25%	-	-
Variable Rate	-	-	25,000	-	-	150,000
Average Interest Rate	-	-	6.56%	-	-	5.93%

Total Debt in US$ (000’s)
Fixed Rate	-	-	-	-	475,000	-
Average Interest Rate	-	-	-	-	3.50%	-

Total Debt in CZK (000’s)
Variable Rate	250,000	-	-	-	-	-
Average Interest Rate	5,28%	-	-	-	-	-

Variable Interest Rate Sensitivity as at December 31, 2008

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at December 31, 2008 (US$ 000’s)	Interest Rate as at December 31, 2008	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
$ 243,547	6.02%	$14,671	$17,106	$19,542	$21,977	$24,412	$26,847
(EUR 175.0 million)
$ 12,923	5.28%	682	812	941	1,070	1,199	1,328
(CZK 250.0 million)
Total		$15,353	$17,918	$20,483	$23,047	$25,611	$28,175

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE LLP

London, United Kingdom

February 25, 2009

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$107,433	$142,812
Accounts receivable (net of allowance) (Note 7)	221,450	224,713
Program rights, net	67,787	77,112
Other current assets (Note 8)	98,725	90,455
Total current assets	495,395	535,092
Non-current assets
Investments (Note 5)	16,559	16,559
Property, plant and equipment, net (Note 9)	206,667	175,308
Program rights, net	113,596	108,362
Goodwill (Note 4)	1,041,041	1,114,347
Broadcast licenses and other intangible assets, net (Note 4)	514,732	373,422
Other non-current assets (Note 8)	20,743	15,345
Total non-current assets	1,913,338	1,803,343
Total assets	$2,408,733	$2,338,435

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)

	December 31, 2008	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$174,885	$203,313
Credit facilities and obligations under capital leases (Note 11)	36,502	15,090
Other current liabilities (Note 12)	17,286	16,067
Total current liabilities	228,673	234,470
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	38,758	4,162
Senior Debt (Note 6)	1,024,721	581,479
Other non-current liabilities (Note 12)	112,215	95,362
Total non-current liabilities	1,175,694	681,003
Commitments and contingencies (Note 21)
Minority interests in consolidated subsidiaries	3,187	23,155
SHAREHOLDERS' EQUITY:
Nil shares of Preferred Stock of $0.08 each (December 31, 2007 – nil)	-	-
36,024,273 shares of Class A Common Stock of $0.08 each (December 31, 2007 – 36,003,198)	2,882	2,880
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2007 – 6,312,839)	505	505
Additional paid-in capital	1,018,532	1,051,336
(Accumulated deficit) / Retained earnings	(224,086)	53,619
Accumulated other comprehensive income	203,346	291,467
Total shareholders’ equity	1,001,179	1,399,807
Total liabilities and shareholders’ equity	$2,408,733	$2,338,435

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2008	2007	2006
Net revenues	$1,019,934	$838,856	$602,646
Operating costs	145,210	116,859	89,486
Cost of programming	438,203	327,230	226,133
Depreciation of station property, plant & equipment	51,668	32,653	25,430
Amortization of broadcast licenses and other intangibles (Note 4)	35,381	24,970	18,799
Cost of revenues	670,462	501,712	359,848
Station selling, general and administrative expenses	90,841	71,315	64,975
Corporate operating costs	49,676	55,373	34,104
Impairment charge (Note 4)	336,752	-	748
Operating (loss) / income	(127,797)	210,456	142,971
Interest income	10,006	5,728	6,359
Interest expense (Note 16)	(68,475)	(54,936)	(44,212)
Foreign currency exchange loss, net	(37,877)	(34,409)	(44,892)
Change in fair value of derivatives (Note 13)	6,360	(3,703)	(12,539)
Other income	2,620	7,891	3,059
(Loss) / income before provision for income taxes, minority interest, equity in loss of unconsolidated affiliates and discontinued operations	(215,163)	131,027	50,746
Provision for income taxes (Note 15)	(34,525)	(20,822)	(14,952)
(Loss) / income before minority interest, equity in loss of unconsolidated affiliates and discontinued operations	(249,688)	110,205	35,794
Minority interest in income of consolidated subsidiaries	(2,071)	(17,157)	(13,602)
Equity in loss of unconsolidated affiliates (Note 5)	-	-	(730)
Gain on sale of unconsolidated affiliate (Note 5)	-	-	6,179
Net (loss) / income from continuing operations	(251,759)	93,048	27,641
Discontinued operations (Note 20):
Pre-tax loss of discontinued operations - Ukraine (KINO, CITI)	(3,849)	(4,509)	(2,354)
Tax of discontinued operations - Ukraine (KINO, CITI)	64	29	-
Tax on disposal of discontinued operations - Czech Republic	-	-	(4,863)
Net loss from discontinued operations	(3,785)	(4,480)	(7,217)
Net (loss) / income	$(255,544)	$88,568	$20,424

Currency translation adjustment, net	(88,609)	158,825	157,524
Obligation to repurchase shares	488	(488)	-
Total comprehensive (loss) / income	$(343,665)	$246,905	$177,948

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)

	For the Years Ended December 31,
	2008	2007	2006

PER SHARE DATA (Note 18):
Net (loss) / income per share:
Continuing operations – Basic	$(5.95)	$2.25	$0.69
Continuing operations – Diluted	(5.95)	2.23	0.68
Discontinued operations – Basic	(0.09)	(0.11)	(0.18)
Discontinued operations – Diluted	(0.09)	(0.11)	(0.18)
Net income – Basic	(6.04)	2.14	0.51
Net income – Diluted	$(6.04)	$2.12	$0.50

Weighted average common shares used in computing per share amounts (000’s):
Basic	42,328	41,384	40,027
Diluted	42,328	41,833	40,600

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(US$ 000’s)

	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
BALANCE, January 1, 2006	31,032,994	$2,482	6,966,533	$558	$754,061	$(52,154)	$(24,394)	$680,553
Stock-based Compensation	-	-	-	-	4,898	-	-	4,898
Shares issued, net of fees	2,530,000	202	-	-	168,452	-	-	168,654
Stock options exercised	95,450	8	100,000	8	3,697	-	-	3,713
Conversion of Class B to Class A Common Stock	753,694	61	(753,694)	(61)	-	-	-	-
Net income	-	-	-	-	-	20,424	-	20,424
Currency translation adjustment	-	-	-	-	-	-	157,524	157,524
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(31,730)	$133,130	$1,035,766
Impact of adoption of FIN 48						(3,219)		(3,219)
Stock-based compensation	-	-	-	-	6,402	-	-	6,402
Shares issued, net of fees	1,275,227	102	-	-	109,751	-	-	109,853
Stock options exercised	315,833	25	-	-	4,075	-	-	4,100
Net income	-	-	-	-	-	88,568	-	88,568
Currency translation adjustment	-	-	-	-	-	-	158,825	158,825
Obligation to repurchase shares	-	-	-	-	-	-	(488)	(488)
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$53,619	$291,467	$1,399,807
Stock-based compensation	-	-	-	-	7,133	-	-	7,133
Stock options exercised	21,075	2	-	-	1,220	-	-	1,222
Purchase of capped call options (Note 5)	-	-	-	-	(63,318)	-	-	(63,318)
Extinguishment of capped call options (Note 5)	-	-	-	-	22,161	(22,161)	-	-
Net loss	-	-	-	-	-	(255,544)	-	(255,544)
Currency translation adjustment							(88,609)	(88,609)
Obligation to repurchase shares	-	-	-	-	-	-	488	488
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,018,532	$(224,086)	$203,346	$1,001,179

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(255,544)	$88,568	$20,424
Adjustments to reconcile net (loss) / income to net cash generated from operating activities:
Loss from discontinued operations (Note 20)	3,785	4,480	7,217
Equity in loss of unconsolidated affiliates, net of dividends received	-	-	730
Gain on sale of unconsolidated affiliate (Note 5)	-	-	(6,179)
Depreciation and amortization	336,358	254,463	164,100
Impairment charge (Note 4)	336,752	-	748
Loss on disposal of fixed assets	51	-	1,292
Stock-based compensation (Note 17)	6,107	5,734	3,575
Minority interest in income of consolidated subsidiaries	2,072	17,157	13,602
Change in fair value of derivative instruments (Note 13)	(6,360)	3,703	12,539
Foreign currency exchange loss, net	37,877	34,441	44,908
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(13,654)	(57,449)	(42,125)
Program rights	(251,462)	(255,147)	(173,345)
Other assets	(3,638)	(4,192)	(6,033)
Other accounts payable and accrued liabilities	(15,066)	7,882	16,908
Income taxes payable	(18,308)	15,423	(1,697)
Deferred taxes	(19,550)	(2,202)	9,580
VAT and other taxes payable	(3,865)	(6,166)	9,126

Net cash generated from continuing operating activities	135,555	106,695	75,370

CASH FLOWS USED IN INVESTING ACTIVITIES:
Net change in restricted cash	-	(440)	5,516
Purchase of property, plant and equipment	(78,665)	(79,943)	(60,387)
Proceeds from disposal of property, plant and equipment	408	570	19
Investments in subsidiaries and unconsolidated affiliates	(512,531)	(156,535)	(72,603)
Repayment of loans and advances to related parties	1,990	450	500
Net cash used in continuing investing activities	(588,798)	(235,898)	(126,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Senior Notes	-	199,400	-
Proceeds from credit facilities	223,091	177,515	34,981
Payment of credit facilities and capital leases	(176,615)	(182,391)	(75,263)
Redemption of Senior Notes	-	(169,010)	-
Net proceeds from issuance of Convertible Notes	463,560	-	-
Purchase of capped call option	(63,318)
Excess tax benefits from share-based payment arrangements	1,026	668	-
Proceeds from exercise of stock options	1,222	4,100	3,713
Issuance of Class A Common Stock	-	109,853	168,654
Dividends paid to minority shareholders	(4,408)	(4,605)	(1,385)
Net cash received from continuing financing activities	444,558	135,530	130,700

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(US$ 000’s)

	For the Years Ended December 31,
	2008	2007	2006

NET CASH USED IN DISCONTINUED OPERATIONS-OPERATING	(4,920)	(6,001)	(3,667)
NET CASH USED IN DISCONTINUED OPERATIONS-INVESTING	(495)	(1,520)	-
NET CASH USED IN DISCONTINUED OPERATIONS-FINANCING	-	-	1,700
Impact of exchange rate fluctuations on cash	(21,279)	(1,896)	(2,904)
Net (decrease) / increase in cash and cash equivalents	(35,379)	(3,090)	74,244
CASH AND CASH EQUIVALENTS, beginning of year	142,812	145,902	71,658
CASH AND CASH EQUIVALENTS, end of year	$107,433	$142,812	$145,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$55,331	$46,313	$41,038
Cash paid for income taxes (net of refunds)	$72,974	$40,903	$35,831

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of Krsak interest in the TV Nova (Czech Republic) group financed with payable	$-	$-	$27,591
Acquisition of property, plant and equipment under capital lease	$554	$136	$702

The accompanying notes are an integral part of these consolidated financial statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At December 31, 2008, we have operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at December 31, 2008 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate

Top Tone Media S.A.	80.0%	Luxembourg	Subsidiary
TV2 EOOD (“TV2”)	80.0%	Bulgaria	Subsidiary
Top Tone Media Bulgaria EOOD	80.0%	Bulgaria	Subsidiary
Asteos EOOD	80.0%	Bulgaria	Subsidiary
Zopal S.A.	80.0%	Luxembourg	Subsidiary
LG Consult EOOD	80.0%	Bulgaria	Subsidiary
Ring TV EAD (“Ring TV”)	80.0%	Bulgaria	Subsidiary

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CET 21 spol. s.r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
MEDIA CAPITOL, a.s.	100.0%	Czech Republic	Subsidiary
Jyxo, s.r.o. (“Jyxo”)	100.0%	Czech Republic	Subsidiary
BLOG Internet, s.r.o. (“Blog“)	100.0%	Czech Republic	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision S.R.L (“Media Vision”)	95.0%	Romania	Subsidiary
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media S.R.L (“Sport.ro”)	95.0%	Romania	Subsidiary
Media Pro Management S.A. (“Media Pro”)	8.7%	Romania	Cost investment
Media Pro B.V.	10.0%	Netherlands	Cost investment

CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary
A.R.J., a.s.	100.0%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
GAMATEX spol. s r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate
A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)
MEDIA INVEST, spol. s.r.o. (“Media Invest”)	100.0%	Slovak Republic	Subsidiary
EMAIL.SK s.r.o.	80.0%	Slovak Republic	Subsidiary
PMT, s.r.o.	31.5%	Slovak Republic	Cost investment

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
TELEVIDEO d.o.o. (trading as TV Pika)	20.0%	Slovenia	Equity-Accounted Affiliate

International Media Services Ltd.	100.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH	100.0%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd.	100.0%	Cyprus	Subsidiary
1+1 Production	100.0%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	100.0%	Ukraine	Subsidiary
Ukrainian Media Services LLC	99.9%	Ukraine	Subsidiary
Grizard Investments Limited.	100.0%	Cyprus	Subsidiary
Grintwood Investments Limited	100.0%	Cyprus	Subsidiary
CME Ukraine Holding B.V.	100.0%	Netherlands	Subsidiary
Ukrpromtorg-2003 LLC (“Ukrpromtorg”)	65.5%	Ukraine	Subsidiary
Gravis LLC (“Gravis”)	60.4%	Ukraine	Subsidiary
Gravis-Kino LLC (“Gravis-Kino”)	60.4%	Ukraine	Subsidiary
Delta JSC	60.4%	Ukraine	Subsidiary
Nart LLC	65.5%	Ukraine	Subsidiary
TV Stimul LLC (“TV Stimul”)	64.2%	Ukraine	Subsidiary
TOR LLC (“Tor”)	60.4%	Ukraine	Subsidiary
ZHYSA LLC (“Zhysa”)	60.4%	Ukraine	Subsidiary

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Programming B.V.	100.0%	Netherlands	Subsidiary
CME Development Corporation	100.0%	Delaware (USA)	Subsidiary
CME SR d.o.o.	100.0%	Serbia	Subsidiary

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The significant accounting policies are summarized as follows:

Basis of Presentation

The consolidated financial statements include the accounts of Central European Media Enterprises Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions.  We consolidate the financial statements of entities in which we hold at least a majority voting interest and entities in which we hold less than a majority voting interest but over which we have the ability to exercise control. Entities in which we hold less than a majority voting interest but over which we exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

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

Barter transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services.  Revenue from barter transactions is recognized as income when advertisements are broadcast.  Expenses are recognized when goods or services are received or used.  We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable.  Barter revenue amounted to US$ 5.6 million, US$ 5.0 million and US$ 8.2 million for the years ending December 31, 2008, 2007 and 2006, respectively.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	Amortization %
Type of programming	Run 1	Run 2	Run 3	Run 4	Run 5
Special blockbuster	30%	25%	20%	15%	10%
Films and series, 2 runs	65%	35%	-	-	-
Films and series, 3 runs	60%	30%	10%	-	-
Long-run series, Ukraine	85%	15%	-	-	-
Concerts, documentaries, sports events, etc.	100%	-	-	-	-

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of consideration paid over the fair value of net tangible and other identifiable intangible assets acquired in a business combination.  In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the carrying value of goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment exists when the carrying value of a reporting unit (including its goodwill), exceeds its fair value after adjusting for any impairments of long-lived assets or indefinite life intangible assets.  Goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value which is calculated by deducting the fair value of all assets, including recognized and unrecognized intangible assets from the fair value of the reporting unit.  We have determined that our reporting units are the same as our operating segments.

Indefinite-lived intangible assets consist of certain acquired broadcast licenses and trademarks.  Broadcast licenses are assigned indefinite lives after consideration of the following conditions:

•	we intend to renew the licenses into the foreseeable future;

•	we have precedents of renewals or reasonable expectation of renewals;

•	we do not expect any substantial cost to be incurred as part of a future license renewal and no costs have been incurred in the renewals to date; and

•	we have not experienced any historical evidence of a compelling challenge to our holding these licenses.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).

Foreign Currency

Translation of financial statements

Our reporting currency and functional currency is the dollar.  The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses.  Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income/(Loss), a component of Shareholders’ Equity.  Translation adjustments arising from intercompany financing that is in the nature of a long-term investment are accounted for in a similar manner.  At December 31, 2008, a translation loss of US$ 38.7 million (December 31, 2007: a gain of US$ 79.2 million, December 31, 2006: a gain of US$ 77.3 million) related to such intercompany financing is included in Accumulated Other Comprehensive Income.

Transactions in foreign currencies

Gains and losses from foreign currency transactions are included in Foreign currency exchange (loss)/gain, net in the Consolidated Statement of Operations in the period during which they arise.

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

Operating lease costs are expensed on a straight-line basis.

Financial Instruments

Fair value of financial instruments

The carrying value of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items.  The fair value of our Senior Debt is included in Note 6 “Senior Debt”.

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

Put options

Put options written on the stock of a consolidated subsidiary which do not provide net settlement are accounted for in accordance with FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”) and EITF No. 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in the Stock of a Consolidated Subsidiary” where applicable.  These instruments are recorded in the Consolidated Balance Sheet at fair value. At December 31, 2008 the fair value of put options are considered to be US$ nil (2007: US$ nil).

Stock-Based Compensation

Stock based compensation is accounted for under FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of stock-based compensation at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model and recognize the compensation cost over the vesting period of the award.

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

In the fourth quarter of 2008, we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel.  The results of the CITI channel have therefore been treated as discontinued operations.  See Note 20, “Discontinued Operations”.

During 2003, we disposed of our former operations in the Czech Republic; all results of this disposal have been treated as discontinued operations.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ending December 31, 2008, 2007 and 2006 totaled US$ 15.9 million, US$ 11.7 million and US$ 10.1 million, respectively.

Earnings Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period.

Comparative Amounts

Balances in respect of 2007 and 2006 have been changed to reflect the classification of our CITI channel as a discontinued operation.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 addresses the need for increased consistency in fair value measurements, defining fair value, establishing a framework for measuring fair value and expanding disclosure requirements. FAS 157 was to be effective in its entirety for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued FASB Staff Position No. FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which allows application of FAS 157 to be deferred until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted those parts of FAS 157 not deferred by FSP FAS 157-2 on January 1, 2008 and we do not expect that the adoption of the remaining requirements will result in a material impact on our financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FAS 162 is effective from November 15, 2008. The adoption of FAS 162 did not have a material impact on our financial position or results of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) are largely prospective, we do not expect its adoption to have a material impact on our financial position or results of operations, however we recognized an expense of approximately US$ 0.9 million in the fourth quarter of 2008 for acquisition costs incurred on potential acquisitions that did not complete prior to December 31, 2008 and for which capitalization would be prohibited under FAS 141(R).

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of FAS 160 impacts the presentation of our consolidated balance sheet and consolidated statement of operations; however, it did not have a material impact on our financial position or results of operations

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“FAS 161”) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 requires enhanced narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and what impact they have on financial position, results of operations and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of FAS 161 did not result in a material impact on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on our financial position or results of operations.

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

	For the Year Ended December 31, 2008
US$ millions	As reported	Impact of Adoption	As Adjusted
Consolidated Statement of Operations
Interest expense	(68.5)	(14.0)	(82.5)

	As at December 31, 2008
US$ millions	As reported	Impact of Adoption	As Adjusted
Consolidated Balance Sheet
Other current assets	98.7	(0.6)	98.1
Other non-current assets	20.7	(1.5)	19.2
Senior Debt	(1,024.7)	96.2	(928.5)
Additional paid-in capital	1,018.5	108.1	1,126.6
(Accumulated deficit) / Retained Earnings	(224.1)	(14.0)	(238.1)

In addition, at present we expect that the adoption of FSP APB 14-1 will cause our interest expense in the 2009 financial year to increase by approximately US$ 18.9 million to reflect the amortization of the issuance discount.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations. In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

3.  ACQUISITIONS AND DISPOSALS

Bulgaria

Acquisition of TV2 and Ring TV

In order to continue the expansion of our free-to-air broadcasting operations into new markets in Central and Eastern Europe, on August 1, 2008 we purchased an 80.0% indirect interest in each of TV2 EOOD, which operates a national terrestrial channel, and Ring TV, which operates a cable sports channel.

Initial cash consideration was approximately US$ 172.0 million, which was reduced to US$ 147.1 million after final adjustments for indebtedness and a net working capital deficit. An additional retention amount of US$ 4.5 million less any subsequently identified liabilities will also be payable within 12 months of the acquisition date.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at August 1, 2008.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition

Cash and cash equivalents	353
Other net assets	(15,311)
Broadcasting licenses subject to amortization (1)	95,114
Other intangible assets subject to amortization (2)	8,161
Goodwill (3)	74,137
Deferred tax liability	(10,114)
Total purchase price (4)	152,340

(1) The broadcasting licenses subject to amortization comprise television broadcasting licenses of US$ 94.4 million, which are being amortized on a straight-line basis over 16.5 years, and radio broadcasting licenses of US$ 0.7 million, which are being amortized on a straight-line basis over 17.4 years.

(2) The other intangible assets subject to amortization comprise a favorable advertising sales contract with a leading Bulgarian advertising agency of US$ 7.5 million, which is being amortized on a straight-line basis over 5.3 years and trademarks of US$ 0.7 million, which are being amortized over two years using the declining balance method.

(3) No goodwill is expected to be deductible for tax purposes.
(4) The total purchase price includes US$ 4.5 million of additional retention amount and US$ 0.8 million of capitalized acquisition costs.

We tested the goodwill and long lived assets acquired for impairment in accordance with FAS 142 and FAS 144 as part of the preparation of our financial statements for the year ended December 31, 2008.  As a result of this review, we recorded an impairment charge of US$ 64.9 million against goodwill and certain intangible assets (see Note 4, “Goodwill and Intangible Assets”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Croatia

2007 Acquisition - Internet Dnevnik

On June 6, 2007, we purchased 76.0% of Internet Dnevnik d.o.o for cash consideration of EUR 0.5 million (approximately US$ 0.7 million). Internet Dnevnik d.o.o operates the largest blogging website in Croatia, Blog.hr.

Czech Republic

Acquisition of Jyxo and Blog

In order to enhance both our internet offering and our software delivery capabilities in the Czech Republic, we purchased 100.0% of both Jyxo, an information technology provider, and Blog, the operator of the leading blog site in the Czech Republic, blog.cz, on May 27, 2008.

Initial cash consideration was approximately US$ 9.4 million. In addition, we are obligated to pay a further CZK 27.0 million (approximately US$ 1.4 million) within one month of the second anniversary of completion, which has been recorded as consideration payable. An additional amount of up to CZK 37.0 million (approximately US$ 1.9 million) may also be payable if certain operational targets are met on the second anniversary of the transaction closing.  We concluded that if the additional consideration becomes payable, we will record the fair value of the consideration issuable as an additional cost of acquiring Jyxo.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Romania

Acquisition of Radio Pro

In order to further strengthen our position in the youth market in Romania and complement our acquisition of the license for MTV Romania, we purchased certain assets of Radio Pro from the Media Pro group,  which is controlled by Adrian Sarbu, our President and Chief Operating Officer, and in which we hold an 8.7% interest, for total consideration of RON 47.2 million (approximately US$ 20.6 million at the date of acquisition) on April 17, 2008.

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

2007 Acquisition – MTS

In order to further our multi-channel strategy and strengthen our position in a fragmenting market, we acquired 100% of MTS on December 12, 2007 from, an unrelated third party. In connection with this acquisition, we entered into an agreement with MTV Networks Europe (“MTV NE”) to license the trademark of MTV in Romania, an internationally recognized music television brand, as well as programming and other content. Total consideration for this acquisition was EUR 10.9 million (approximately US$ 16.1 million at the date of acquisition), of which EUR 9.4 million (approximately US$ 13.9 million at the date of acquisition) was paid in December 2007. Further payments were made during 2008 and the remaining EUR 0.5 million (approximately US$ 0.7 million) was paid in January 2009.

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

2007 Acquisition of additional interest – Sport.ro

On December 14, 2006, we acquired 20.0% of Sport.ro from an unrelated third party for cash consideration of EUR 2.0 million (approximately US$ 2.6 million at the date of acquisition).  Sport.ro operates a sports channel focusing on local and international football, international boxing and a number of local Romanian sports.

On February 20, 2007, we acquired control of Sport.ro by acquiring an additional 50.0% interest from an unrelated party for cash consideration of EUR 4.2 million (approximately US$ 5.3 million at the date of acquisition).  We acquired the remaining 30.0% of Sport.ro from that third party on March 15, 2007 for cash consideration of EUR 2.5 million (approximately US$ 3.1 million at the date of acquisition).

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

2007 Acquisition of additional interest - Media Vision, MPI and Pro TV

On May 16, 2007, we acquired an additional 20.0% of Media Vision and on June 1, 2007 we acquired an additional 5.0% of Pro TV and MPI from companies owned by, or individuals associated with, Mr. Sarbu for aggregate consideration of US$ 51.6 million, including acquisition costs.  We now own 95.0% voting and economic interests in Pro TV, MPI and Media Vision.  We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities, and identified separately identifiable assets.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Mr. Sarbu has the right to sell the remaining shareholding in Pro TV and MPI that he holds personally to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at December 31, 2008, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

Slovak Republic

2007 Acquisition – Media Invest

On July 13, 2007, we purchased 100% of Media Invest from Jan Kovacik, our former partner in our Slovak Republic operations, for cash consideration of SKK 1.9 billion (approximately US$ 78.5 million at the date of acquisition). Media Invest owns a 20.0% voting and economic interest in Markiza. Following this acquisition, our voting and economic interest in Markiza increased to 100.0%.

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
(1) The intangible assets subject to amortization includes US$ 8.7 million relating to television broadcasting licenses, which are being amortized over 13 years and US$ 37.9 million in customer relationships, which are being amortized over one to fourteen years (weighted average: 13.8 years).

(2) Intangible assets not subject to amortization comprise trademarks.
(3) Total purchase price includes US$ 0.1 million of capitalized acquisition costs.

Ukraine

Acquisition of additional 30% and 10% interests – Studio 1+1

In conjunction with our stated strategic objectives of establishing multi-channel broadcasting platforms and acquiring the remaining non-controlling interests in our channels, in late 2007 we began negotiations with our minority partners in the Studio 1+1 group, Alexander Rodnyansky and Boris Fuchsmann, with the objective of agreeing on a price for us to obtain their 40.0% interest in the Studio 1+1 group. On January 31, 2008 we entered into a framework agreement which established a mechanism for us to acquire a 30.0% interest and an option to acquire an additional 10.0% interest at agreed prices.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On June 30, 2008, we acquired the first 30.0% interest, which consisted of (i) an 8.335% direct and indirect ownership interest in the Studio 1+1 group held by Messrs. Rodnyansky and Fuchsmann and (ii) a 21.665% direct and indirect interest in Studio 1+1, Innova and IMS over which Igor Kolomoisky, one of our shareholders and a member of our board of directors, held options (the “Optioned Interests”). Following the completion of these transactions, we held a 90.0% interest in the Studio 1+1 group and Messrs. Rodnyansky and Fuchsmann each held a 5.0% interest.

Messrs. Rodnyansky and Fuchsmann received a combined total cash consideration of US$ 79.6 million, including a de minimis amount upon exercise of the Optioned Interests, in exchange for the 30.0% beneficial ownership interest in the Studio 1+1 group.  Mr. Kolomoisky received total cash consideration of US$ 140.0 million upon our completion of the purchase of the Optioned Interests.

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

In addition, under the January 31, 2008 framework agreement, Messrs. Rodnyansky and Fuchsmann granted us the right to call their combined 10.0% interest in the Studio 1+1 group for a consideration of US$ 109.1 million, which we exercised on September 10, 2008.  As at June 30, 2008 we used a binomial pricing model to conclude that the  fair value of our call option was approximately US$ nil because the exercise price was substantially higher than the fair value of the underlying equity interests. In the period between the acquisition of the 30.0% interest and the 10.0% interest, we recorded minority interest income of US$ 0.3 million that would have been recognized under ARB 51 through a reallocation between retained earnings and minority interest income or expense.

On October 17, 2008, we completed the acquisition of the combined 10.0% interests held by Messrs. Rodnyansky and Fuchsmann for cash consideration of US$ 109.1 million pursuant to our exercise of the call option. We reflected the acquisition of these additional interests in our financial statements by completing a second purchase price allocation under FAS 141. Before doing this allocation, we reversed the amounts then recognized in retained earnings and minority interest in respect of this redeemable minority interest.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Fair value on acquisition
	June 30, 2008	October 17, 2008	Total

Intangible assets subject to amortization (1)	$41,480	$3,266	$44,746
Intangible assets not subject to amortization (2)	35,652	3,019	38,671
Goodwill	208,964	42,245	251,209
Deferred tax liability	(19,284)	(1,571)	(20,855)
Minority interests (3)	14,398	62,383	76,781
Total purchase price (4)	$281,210	$109,342	$390,552
(1) The intangible assets subject to amortization acquired on June 30, 2008 comprise broadcasting licenses of US$ 40.9 million, which are being amortized on a straight-line basis over 18 years, and customer relationships of US$ 0.6 million, which are being amortized on a straight-line basis over nine years. The intangible assets subject to amortization on October 17, 2008 comprise broadcasting licenses of US$ 3.2 million, which are being amortized on a straight-line basis over 17.8 years.

(2) Intangible assets not subject to amortization comprise trademarks.
(3) As a result of granting Messrs. Rodnyansky and Fuchsmann options to put their remaining 10.0% interests to us we accounted for the remaining 10.0% interest as a redeemable minority interest. Before performing the purchase price allocation in respect of the October 17, 2008 acquisition, we reversed the outstanding redeemable minority interest up to the amount then recognized in retained earnings.

(4) The total purchase price on June 30, 2008 included US$ 3.6 million of capitalized acquisition costs, cash payments to Messrs. Rodnyansky and Fuchsmann of US$ 79.6 million, cash payments of US$ 140.0 million to Mr. Kolomoisky and the fair value of options granted to Messrs. Rodnyansky and Fuchsmann of US$ 58.0 million. The total purchase price on October 17, 2008 included US$ 0.2 million of capitalized acquisition costs.

We tested the goodwill, indefinite-lived intangible and long lived assets acquired for impairment in accordance with FAS 142 and FAS 144 as part of the preparation of our financial statements for the year ended December 31, 2008.  As a result of this review, we recorded an impairment charge of US$ 263.8 million against goodwill and certain intangible assets (see Note 4, “Goodwill and Intangible Assets”).

2007 Acquisition - Tor and Zhysa

On June 21, 2007, we completed the acquisition of a 60.4% interest in each of Tor and Zhysa for total consideration of US$ 3.1 million, including acquisition costs.  Zhysa and Tor are regional broadcasters in Ukraine.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and have allocated US$ 0.3 million to broadcast licenses and US$ 2.9 million to goodwill. In January and February 2009, we acquired the remaining 39.6% of Tor and Zhysa for consideration of US$ 2.5 million as part of the acquisition of the remaining non-controlling interests in the KINO Channel (see Note 23, “Subsequent Events”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

4.  GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible asset additions are the result of acquisitions in each of our markets (see Note 3, “Acquisitions and Disposals”).  No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at December 31, 2008, 2007, and 2006 is summarized as follows:

	Balance Dec 31, 2006	Additions	Allocation / Adjustment	Impairment charge	Foreign currency movement	Balance Dec 31, 2007

Bulgaria	$-	$-	$-	$-	$-	$-
Croatia	-	712	-	-	61	773
Czech Republic	823,786	-	-	-	127,500	951,286
Romania	31,130	43,537	-	-	-	74,667
Slovak Republic	25,483	26,757	-	-	5,395	57,635
Slovenia	16,458	-	-	-	1,935	18,393
Ukraine (STUDIO 1+1)	4,096	-	-	-	-	4,096
Ukraine (KINO, CITI)	4,627	2,870	-	-	-	7,497
Total	$905,580	$73,876	$-	$-	$134,891	$1,114,347

	Balance Dec 31, 2007	Additions	Allocation / Adjustment	Impairment charge	Foreign currency movement	Balance Dec 31, 2008

Bulgaria	$-	74,137	-	(64,044)	(10,093)	-
Croatia	773	-	-	-	(34)	739
Czech Republic	951,286	-	-	-	(62,350)	888,936
Romania	74,667	2,394	(525)	-	(4,200)	72,336
Slovak Republic	57,635	-	-	-	4,007	61,642
Slovenia	18,393	-	-	-	(1,005)	17,388
Ukraine (STUDIO 1+1)	4,096	251,209	-	(255,305)	-	-
Ukraine (KINO, CITI)	7,497	-	(59)	(7,438)	-	-
Total	$1,114,347	$327,740	$(584)	$(326,787)	$(73,675)	$1,041,041

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at December 31, 2008, 2007 and 2006 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2006	$26,344	$172,386	$44,026	$27,213	$453	$270,422
Additions	23,321	8,974	12,192	46,554	2,126	93,167
Amortization	-	(18,960)	(265)	(5,244)	(501)	(24,970)
Foreign currency movements	1,083	24,778	4,131	4,744	67	34,803
Balance, December 31, 2007	$50,748	$187,178	$60,084	$73,267	$2,145	$373,422
Reallocation (1)	-	-	-	-	624	624
Additions	14,177	139,235	50,198	598	7,473	211,681
Impairment	-	(637)	(8,703)	-	(625)	(9,965)
Amortization	-	(25,088)	(1,054)	(8,155)	(1,084)	(35,381)
Foreign currency movements	(5,069)	(18,630)	(3,478)	2,570	(1,042)	(25,649)
Balance, December 31, 2008	$59,856	$282,058	$97,047	$68,280	$7,491	$514,732

(1) At December 31, 2007 we had not completed our purchase price allocation of MTS in Romania. The carrying value of other intangible assets was adjusted during the first quarter of 2008 to reflect the final value of our Trademark and Programming Agreement with MTV NE which allows MTS access to MTV programming and to use the MTV name.

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely.  These licenses are subject to annual impairment reviews.  The licenses in Ukraine have economic useful lives between, and are amortized on a straight-line basis over, two and eighteen years.  The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years.  The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, thirteen years. The licenses in Bulgaria have an economic useful life between, and are amortized on a straight-line basis over, sixteen and eighteen years.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, two years.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007

Gross value	$549,140	$388,350
Accumulated amortization	(94,264)	(65,676)
Net book value of amortized intangible assets	$454,876	$322,674
Indefinite-lived broadcast licenses	59,856	50,748
Total broadcast licenses and other intangible assets, net	$514,732	$373,422

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The estimated total amortization expense for our existing amortized broadcasting licenses and other intangible assets will be approximately US$ 22.0 million for 2009 and for each of the years 2010-2013.

Impairment of Goodwill, Indefinite-Lived Intangible and Long-Lived Assets

We recognized the following impairment charges in respect of goodwill, indefinite-lived intangible and long-lived assets in the year ended December 31, 2008:

	Long-Lived Assets			Goodwill and Indefinite-Lived Intangible Assets
	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Indefinite-Lived Trademarks	Goodwill	Total
Bulgaria	$222	$-	$625	$-	$64,044	$64,891
Ukraine (STUDIO 1+1)	-	-	-	8,481	255,305	263,786
Ukraine (KINO, CITI)	-	637	-	-	7,438	8,075
Total	$222	$637	$625	$8,481	$326,787	$336,752

We recorded no impairment charges in 2007 and US$ 0.7 million in 2006, all of which was to write off goodwill in our Croatia operations.

We evaluate goodwill and indefinite-lived intangible assets for impairment by reporting unit in the fourth quarter of each year. However, whenever events occur which suggest assets may be impaired in a reporting unit, an additional evaluation of the goodwill and indefinite-lived intangible assets, together with the associated long-lived assets of each asset group, is performed. We have determined that with the exception of Bulgaria and Ukraine (KINO, CITI) each reporting unit is also an asset group because they are the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In Bulgaria, there are two asset groups, namely RING TV and TV2, and two in Ukraine (KINO, CITI), namely KINO and CITI.

In conjunction with our annual assessment, we noted that a number of events had occurred during the fourth quarter of 2008 which suggested that impairment may exist:

•	Growing uncertainty in all of our markets over future growth or contraction in the advertising markets;
•
A rapid deepening of the global economic crisis, including a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly Ukraine, Bulgaria and Romania;

•
Significant and rapid falls in the price of our shares of Class A common stock, beyond the point at which the carrying value of our net assets exceeded the market value of our shares, which were sustained throughout the period;

•	An unprecedented spike in sovereign debt yields in our markets, suggesting a fundamental re-pricing of risk by investors; and
•	An escalation of the economic and political crisis in Ukraine following its receipt of a US$ 16.5 billion emergency loan from the IMF, including a dispute with Russia over natural gas supplies.

Bulgaria

We revised our estimates of future cash flows in our Bulgaria operations to reflect revised expectations of contraction in the advertising market in 2009 and lower growth in future years. In addition, Bulgaria has been heavily impacted by the global economic crisis which has been reflected in increases in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria. We concluded that Long-Lived Assets in the Ring TV asset group were not recoverable and recorded a charge to write them down to their fair value of US$ nil. Assets in the TV2 asset group were recoverable so no impairment charge was recorded. In addition, we recorded a charge of US$ 64.9 million to write off goodwill because the fair value of the business did not exceed the combined fair value of the assets.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Ukraine (STUDIO 1+1)

In the fourth quarter of 2008, the outlook for the Ukraine economy in general, and the advertising market in particular, worsened significantly. This was both as a result of the global economic crisis and factors unique to Ukraine, such as the need for assistance from the IMF, increasing political instability caused by disputes between the President and Prime Minister and a dispute with Russia over supplies of natural gas. These developments were reflected in our evaluation of the fair values of the assets of the reporting unit and of the reporting unit itself through, (a) a decline in expected revenues resulting from an expectation of lower growth in the advertising market in future years and (b) an increase in the returns expected by investors to reflect the increased actual and perceived risk of investing in Ukraine.

Ukraine (KINO, CITI)

As in Ukraine (STUDIO 1+1), the rapid decline in the Ukraine economy caused us to conclude that the future cash flows to be generated by the business had decreased and the risk associated had increased substantially. As a result we recorded a charge of US$ 8.1 million to write the carrying value of goodwill and the KINO broadcasting license down to US$ nil.

Critical Estimates and Assumptions

Assessing goodwill, indefinite-lived intangible assets and long-lived assets requires significant judgment. The process involves making a number of estimates in order to evaluate the fair value of a number of assets, the fair value of the reporting units, and the future cash flows expected in each reporting unit. The table below shows the key measurements involved and the valuation methods applied:

Measurement	Valuation Method
Recoverability of cash flows	Undiscounted future cash flows
Fair value of broadcast licenses	Build-out method
Fair value of trademarks	Relief from royalty method
Fair value of reporting units	Discounted cash flow model

In all cases, each method involves a number of significant assumptions which could materially change the result, and the decision on whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, level of forecast operating costs and capital expenditure and the rate of growth into perpetuity. The table below shows whether an adverse change of 10.0% in any of these assumptions would result in additional impairments after reflecting the impairment charge recognized in the year ended December 31, 2008:

10% Adverse Change in	Long-Lived Assets	Indefinite-Lived Trademarks	Indefinite-Lived Broadcast Licenses	Goodwill
Cost of Capital	None	Ukraine (STUDIO 1+1)	Romania, Slovenia	None

Total Advertising Market	Bulgaria	Ukraine (STUDIO 1+1)	Slovenia	Croatia

Market Share	Bulgaria	Ukraine (STUDIO 1+1)	Slovenia	Croatia

Forecast operating costs	Bulgaria	Not applicable	Romania, Slovenia	Croatia

Forecast capital expenditure	None	Not applicable	None	None

Perpetuity Growth rate	Not applicable	Ukraine (STUDIO 1+1)	None	None

Although we considered all current information in respect of calculating our impairment charge for 2008, our stock price has continued to fall substantially since December 31, 2008. This constitutes an indication that the value of our goodwill, indefinite-lived intangible assets and long-lived assets may have fallen further since January 1, 2009, and we may be required to record additional impairment charges in the first quarter of 2009. In addition, if our cash flow forecasts for our operations deteriorate still further, or discount rates continue to increase, we may be required to recognize additional impairment charges in later periods. The assets most susceptible to changes in such key assumptions are the long-lived assets in Bulgaria (TV2), indefinite-lived broadcast licenses in Romania and Slovenia, the indefinite-lived trademark in Croatia and the goodwill in Croatia.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

5.  INVESTMENTS

We hold the following investments in unconsolidated affiliates:

			Carrying value
	Type of Affiliate	Effective Voting interest	December 31, 2008	December 31, 2007

Media Pro	Cost Method Investment	8.7%	$16,559	$16,559
			$16,559	$16,559

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

On August 11, 2006, we acquired a 10.0% interest in Media Pro and following capital calls in which we did not participate, at December 31, 2008 we own 8.7%, which is accounted for using the cost method.  The remaining interests in Media Pro are held by Mr. Sarbu.

In consideration for the purchase of this interest, we paid EUR 8.0 million (approximately US$ 10.1 million at the date of acquisition) in cash and transferred our remaining 20.0% investment in Radio Pro.  As a result of this transaction, we recorded a gain of US$ 6.2 million on disposal.  Our share of the profits of Radio Pro for the period from January 1, 2006 to August 11, 2006 was US$ 7 thousand.

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 18.1 million) and the value of our investment, as determined by an independent valuation at exercise.  This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu (see Note 3, “Acquisitions and Disposals: Romania”).  On acquisition, we determined the fair value of this put option to be US$ nil.

Sport.ro

On December 14, 2006, our Romania operations acquired 20.0% of Sport.ro from an unaffiliated third party for cash consideration of Euro 2.0 million (approximately US$ 2.6 million at the date of acquisition).  Subsequently, on February 20, 2007, we acquired control of the company and from then began to consolidate Sport.ro (see Note 3, “Acquisitions and Disposals: Romania”).

STS

On January 23, 2006, we acquired control of STS, the predecessor of Markiza, and consequently STS has been accounted for as a consolidated subsidiary from that date. STS was merged into Markiza on January 1, 2007.  Our share of the loss of STS from January 1, 2006 to January 23, 2006 was US$ 0.7 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

6. SENIOR DEBT

Our senior debt comprised the following as at December 31, 2008 and December 31, 2007:

	Carrying Value		Fair Value
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

EUR 245.0 million 8.25% Senior Notes	$340,966	$360,664	$233,562	$366,976
EUR 150.0 million Floating Rate Senior Notes	208,755	220,815	125,253	204,806
USD 475.0 million 3.50% Senior Convertible Notes	475,000	-	230,375	-
	$1,024,721	$581,479	$589,190	$571,782

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes (the “Fixed Rate Notes”). The Fixed Rate Notes mature on May 15, 2012.

On May 16, 2007, we issued EUR 150.0 million of floating rate senior notes (the “Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) which bear interest at six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (The applicable rate at December 31, 2008 was 5.934%). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at December 31, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at December 31, 2008 and December 31, 2007 was calculated by multiplying the outstanding debt by the traded market price.

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

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at December 31, 2008 was calculated by multiplying the outstanding debt by the traded market price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at December 31, 2008, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We concluded that from September 16, 2008, upon delivery of the termination notice, the capped call options with Lehman OTC were effectively extinguished. The nullification of the non-bankruptcy provisions of the original contract meant that the fair value of the instrument no longer varies with movements in the value of an underlying (previously, shares of our Class A common stock) and consequently the contract ceased to be a derivative instrument and ceased to fall within the scope of EITF 00-19. Effective September 16, 2008, we reclassified the US$ 22.2 million cost of the Lehman OTC capped call options from Additional Paid-In Capital to Retained Earnings to reflect this extinguishment. We further concluded that our claim did not meet the definition of an asset under FASB Statement of Financial Accounting Concepts No. 6 “Elements of Financial Statements” because the future benefit it embodies is not sufficiently probable. We have therefore treated our bankruptcy claim in accordance with FASB Statement No. 5 “Accounting for Contingencies” and will only recognize a gain upon realization of our claim (see Note 21, “Commitments and Contingencies: Lehman Brothers bankruptcy claim”).

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

Stock Price	Shares issued on conversion of Convertible Notes	Shares received on exercise of capped call options	Net shares issued	Value of shares issued (US$ ‘000)
$105.00 and below	-	-	-	$-
$110.00	(205,628)	133,658	(71,970)	$(7,917)
$120.00	(565,476)	367,559	(197,917)	$(23,750)
$130.00	(869,963)	565,475	(304,488)	$(39,583)
$140.00	(1,130,951)	735,118	(395,833)	$(55,417)
$151.20	(1,382,274)	898,478	(483,796)	$(73,150)
$200.00	(2,148,807)	679,248	(1,469,559)	$(293,912)

At December 31, 2008, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at December 31, 2008, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining DB and BNP capped call options at December 31, 2008 was US$ 3.5 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Certain derivative instruments, including put options and conversion options, have been identified as being embedded in the Convertible Notes, but as they are either considered to be clearly and closely related to those Convertible Notes, or would be treated as equity instruments if free-standing, they are not accounted for separately. However this treatment changed on January 1, 2009 when we adopted FSP APB 14-1 (see Note 2, “Summary of Significant Accounting Policies: Recent Accounting Pronouncements”).

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following as at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Third-party customers	$227,253	$231,128
Less allowance for bad debts and credit notes	(14,663)	(13,863)
Related parties	8,913	8,165
Less allowance for bad debts and credit notes	(53)	(717)
Total accounts receivable	$221,450	$224,713

Bad debt expense for the years ending December 31, 2008, 2007 and 2006 was US$ 2.5 million, US$ 1.9 million and US$ 2.0 million, respectively.

At December 31, 2008, CZK 820.7 million, (approximately US$ 42.4 million; 2007: CZK 695.6 million, approximately US$ 35.9 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 11, “Credit Facilities and Obligations Under Capital Leases”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

8.  OTHER ASSETS

Other current and non-current assets comprised the following as at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Current:
Prepaid programming	$54,301	$50,914
Other prepaid expenses	7,286	11,656
Productions in progress	14,080	5,724
VAT recoverable	3,460	3,891
Deferred tax	5,898	3,652
Capitalized debt costs	5,275	3,104
Loan to related party	-	1,924
Restricted cash	821	1,286
Income taxes recoverable	1,216	1,234
Assets held for sale	5,484	6,385
Other	904	685
Total other current assets	$98,725	$90,455

	December 31, 2008	December 31, 2007
Non-current:
Capitalized debt costs	$14,760	$10,310
Deferred tax	2,108	2,123
Other	3,875	2,912
Total other non-current assets	$20,743	$15,345

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 6, “Senior Debt”), and are being amortized over the terms of the Senior Notes and Convertible Notes using the effective interest method.  The carrying value of the costs related to the Convertible Notes changed following our adoption of FSP APB 14-1 on January 1, 2009 (see Note 2 “Summary of Significant Accounting Policies: Recent Accounting Pronouncements”).

Assets held for sales represent all assets relating to the CITI Channel.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following as at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Land and buildings	$92,421	$82,039
Station machinery, fixtures and equipment	190,090	170,200
Other equipment	35,470	31,138
Software licenses	30,219	21,312
Construction in progress	11,293	11,406
Total cost	$359,493	316,095
Less: Accumulated depreciation	(152,826)	(140,787)
Total net book value	$206,667	$175,308
Assets held under capital leases (included in the above)
Land and buildings	$5,855	$6,193
Station machinery, fixtures and equipment	1,917	800
Total cost	7,772	6,993
Less: Accumulated depreciation	(1,644)	(1,368)
Net book value	$6,128	$5,625

For further information on capital leases, see Note 11, “Credit Facilities and Obligations under Capital Leases”.

Depreciation expense for the years ending December 31, 2008, 2007 and 2006 was US$ 52.6 million, US$ 33.5 million and US$ 26.2 million, respectively.  This includes corporate depreciation expense for the years ending December 31, 2008, 2007 and 2006 of US$ 0.9 million, US$ 0.8 million and US$ 0.8 million, respectively, which are included in corporate operating costs.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following as at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Accounts payable	$35,778	$37,924
Programming liabilities	44,251	49,457
Duties and other taxes payable	22,635	29,945
Accrued staff costs	27,318	29,202
Income taxes payable	7,399	27,705
Accrued production costs	6,531	4,982
Accrued interest payable	10,531	5,768
Authors’ rights	4,734	5,522
Other accrued liabilities	15,708	12,808
Total accounts payable and accrued liabilities	$174,885	$203,313

11.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following as at December 31, 2008 and December 31, 2007:

		December 31, 2008	December 31, 2007
Credit facilities:
Corporate	(a) – (b)	$57,180	$-
Czech Republic	(c) – (e)	12,923	13,829
Romania	(f)	104	683
Slovak Republic	(g)	-	-
Slovenia	(h)	-	-
Ukraine (STUDIO 1+1)	(i)	172
Total credit facilities		$70,379	$14,512

Capital leases:
Bulgaria operations, net of interest		$689	$-
Romania operations, net of interest		289	242
Slovak Republic operations, net of interest		36	86
Slovenia operations, net of interest		3,867	4,412
Total capital leases		$4,881	$4,740

Total credit facilities and capital leases		$75,260	$19,252
Less current maturities		(36,502)	(15,090)
Total non-current maturities		$38,758	$4,162

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 139.2 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 69.6 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 52.2 million).

The EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan.  The available amount of the EBRD Loan amortizes by 15.0% every six months from May 2009 to November 2010 and by 40.0% in May 2011. As at December 31, 2008, EUR 25.0 million (approximately US$ 34.8 million) had been drawn and EUR 125.0 million (approximately US$ 174.0 million) was available for drawing and was drawn on February 2, 2009.

Covenants contained in the EBRD Loan are similar to those contained in our Senior Notes (see below and Note 6, “Senior Debt”).  In addition, the EBRD Loan’s covenants restrict us from making principal repayments on other new debt of greater than US$ 20.0 million per year for the life of the EBRD Loan.  This restriction is not applicable to our existing facilities with ING or CS or to any refinancing of our Senior Notes.

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

(b) We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 13.9 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances, which our subsidiaries in Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at December 31, 2008, the full EUR 10.0 million (approximately US$ 13.9 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2%.

As at December 31, 2008, our Dutch holding company, CME Media Enterprises B.V., had EUR 8.4 million (approximately US$ 11.7 million) deposited in the BMG cash pool and had drawn US$ 22.4 million from the BMG cash pool.  Our operations in the Czech Republic, the Slovak Republic and Slovenia had deposited CZK 154.9 million (approximately US$ 8.0 million), SKK 125.5 million (approximately US$ 5.8 million) and EUR 2.0 million (approximately US$ 2.8 million), respectively in the BMG cash pool. Our Romania operations had drawn US$0.1 million from the BMG cash pool at December 31, 2008. In addition, our Ukraine operations had drawn EUR 0.1 million (approximately US$ 0.2 million) from the BMG cash pool at December 31, 2008.

Czech Republic

(c) As at December 31, 2008, there were no drawings by CET 21 under a credit facility of CZK 1.2 billion (approximately US$ 62.0 million) available until December 31, 2010 with CS.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offered Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%. A utilization interest of 0.25% is payable on the undrawn portion of this facility.  This percentage decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.  On February 19, 2009, the full CZK 1.2 billion (approximately US$ 53.1 million at the date of drawing) of this facility was drawn

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

(d) As at December 31, 2008, CZK 250 million (approximately US$ 12.9 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65% (three-month PRIBOR relevant to drawings under this facility at December 31, 2008 was 3.63%). Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.

(e) As at December 31, 2008, there were no drawings under a CZK 300.0 million (approximately US$ 15.5 million) factoring facility with FCS available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) Our Romania operations had drawn US$ 0.1 million from the BMG cash pool at December 31, 2008. Two loans from San Paolo IMI Bank, assumed on our acquisition of MTS, were repaid in January 2008.

Slovak Republic

(g) On May 15, 2008 our Slovak Republic operations secured a SKK 100 million (approximately US$ 4.6 million) overdraft facility from ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR + 2.0%.  At December 31, 2008 there were no drawings under this facility.

Slovenia

(h) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 52.2 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at December 31, 2008, EUR 26.3 million (approximately US$ 36.5 million) was available for drawing under this revolving facility. On February 19,  2009, the full EUR 36.5 million (approximately US$ 33.6 million at the date of drawing) of this facility was drawn.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Ukraine (STUDIO 1+1)

Our Ukraine (STUDIO 1+1) operations had drawn EUR 0.1 million (approximately US$ 0.2 million) from the BMG cash pool at December 31, 2008.

Total Group

At December 31, 2008, the maturity of our debt (including our Senior Notes and Convertible Notes) was as follows:

2009	$35,587
2010	-
2011	34,792
2012	340,966
2013	475,000
2014 and thereafter	208,755
Total	$1,095,100

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at December 31, 2008:

2009	$1,146
2010	704
2011	611
2012	598
2013	3,237
2014 and thereafter	-
$6,296
Less: amount representing interest	(1,415)
Present value of net minimum lease payments	$4,881

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

12.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Current:
Deferred revenue	$7,684	$7,011
Consideration payable – Bulgaria	4,500	-
Consideration payable - Romania	724	2,208
Dividends payable to minority shareholders in subsidiaries	-	1,226
Onerous contracts	1,994	2,832
Deferred tax	177	272
Liability held for sale	2,207	2,030
Obligation to repurchase shares	-	488
Total other current liabilities	$17,286	$16,067

	December 31, 2008	December 31, 2007
Non-current:
Deferred tax	$89,126	$73,340
Income taxes payable	1,070	2,495
Fair value of derivatives	9,882	16,242
Program rights	9,922	23
Consideration payable – Czech Republic	1,396	-
Other	819	3,262
Total other non-current liabilities	$112,215	$95,362

13.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At December 31, 2008, we had no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we valued using level 2 inputs were currency swap agreements as follows:

Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc., under which we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 553.1 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 523.1 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 6, “Senior Debt”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FAS 133 and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

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

The fair value of these instruments as at December 31, 2008, was a liability of US$ 9.9 million, which represented a gain of US$ 6.4 million from the liability of US$ 16.2 million as at December 31, 2007. The gain of US$ 6.4 million (2007: loss of US$ (3.7) million, 2006: loss of US$ (12.5) million) was recognized as a change in fair value of derivative instruments in the Consolidated Statements of Operations.

14.  SHAREHOLDERS' EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a $ 0.08 par value, were authorized as at December 31, 2008 and 2007.  None were issued and outstanding as at December 31, 2008 and 2007.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at December 31, 2008 and 2007.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights.  The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share.  Class B Common Stock is convertible into Class A Common Stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

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

(Loss) / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations:

The Netherlands and non-Netherlands components of (loss) / income from continuing operations before income taxes are:

	For the Years Ended December 31,
	2008	2007	2006
Domestic	(15,795)	$(102,532)	$(43,777)
Foreign	(199,368)	233,559	94,523
	$(215,163)	$131,027	$50,746

Total tax charge for the years ended December 31, 2008, 2007 and 2006 was allocated as follows:

	For the Years Ended December 31,
	2008	2007	2006
Income tax expense from continuing operations	$34,525	$20,822	$14,952
Income tax expense from discontinued operations	(64)	(29)	4,873
Currency translation adjustment in accumulated other comprehensive income	-	20,202	22,878
Total tax charge	$34,461	$40,995	$42,703

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consists of:

	For the Years Ended December 31,
	2008	2007	2006
Current income tax expense:
Domestic	$253	$(20,046)	$(22,745)
Foreign	49,431	51,806	36,000
	$49,684	$31,760	$13,255
Deferred tax expense / (benefit):
Domestic	$21	$-	$1,467
Foreign	(15,180)	(10,938)	230
	$(15,159)	$(10,938)	$1,697

Provision for income taxes	$34,525	$20,822	$14,952

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008	2007	2006
Income taxes at Netherlands rates (2008 and 2007: 25.5%, 2006: 29.6%)	$(54,855)	$33,409	$15,018
Jurisdictional differences in tax rates	715	(15,971)	(10,445)
Tax effect of impairment losses	73,092	-	149
Effect of change in tax law relating to investment allowances claimed in previous years	-	-	(2,065)
Interest expense disallowed	1,150	4,347	7,365
Tax effect of other permanent differences	6,724	2,597	(656)
Effect of changes in tax rates	9	(9,271)	89
Change in valuation allowance	7,192	9,803	5,418
Other	498	(4,092)	79

Provision for income taxes	$34,525	$20,822	$14,952

In 2008 we recognized impairment losses against goodwill in our Bulgaria, Ukraine (STUDIO 1+1) and Ukraine (KINO, CITI) operations for which there is no tax credit.

The amount included in 2007 for effect of changes in tax rates includes US$ 9.1 million arising from the enactment of lower tax rates for future years in the Czech Republic.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Components of Deferred Tax Assets and Liabilities

The following table shows the significant components included in deferred income taxes as at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Assets:
Tax benefit of loss carry-forwards and other tax credits	$48,384	$28,247
Programming rights	3,119	3,734
Property, plant and equipment	1,899	1,607
Accrued expense	4,613	4,959
Other	4,684	1,500
Gross deferred tax assets	62,699	$40,047
Valuation allowance	(47,392)	(28,896)
Net deferred tax assets	15,307	$11,151

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(86,670)	$(67,606)
Property, plant and equipment	(6,219)	(3,688)
Temporary difference due to timing	(3,714)	(7,694)
Total deferred tax liabilities	$(96,603)	$(78,988)
Net deferred income tax liability	$(81,296)	$(67,837)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Deferred tax is recognized on the Consolidated Balance Sheet as follows:

	December 31, 2008	December 31, 2007

Current deferred tax assets	$5,898	$3,652
Non-current deferred tax assets	2,109	2,123
	8,007	$5,775

Current deferred tax liabilities	(177)	(272)
Non-current deferred tax liabilities	(89,126)	(73,340)
	$(89,303)	$(73,612)

Net deferred income tax liability	$(81,296)	$(67,837)

We provided a valuation allowance against potential deferred tax assets of US$ 47.4 million and US$ 28.9 million as at December 31, 2008 and 2007, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.  Of the valuation allowance recorded at December 31, 2008, US$ 0.8 million would reverse through goodwill.

During 2008, we had the following movements on valuation allowances:

Balance at December 31, 2007	$28,896
Charged to costs and expenses	7,192
Charged to other accounts	11,880
Foreign exchange	(576)
Balance at December 31, 2008	$47,392

As of December 31, 2008 we have operating loss carry-forwards that will expire in the following periods:

Year	2009	2010	2011	2012	2013	Indefinite
Austria	-	-	-	-	-	12,472
Bulgaria	-	-	-	8,581	10,653	-
Croatia	-	442	9,330	25,877	14,479	-
Czech Republic	1,548	2,904	29	46	14	-
Slovenia	-	-	-	-	-	11,880
Ukraine	-	-	-	-	-	17,412
Cyprus	-	-	-	-	-	361
Romania	-	-	-	-	181	-
Total	1,548	3,346	9,359	34,504	25,327	42,125

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In addition, there is a ruling deficit in The Netherlands of US$ 112.5 million which is available to offset future taxable profits in excess of the minimum amounts agreed with The Netherlands tax authorities.  The ruling deficit includes tax losses of US$ 77.9 million which will be subject to a nine-year statute of limitations.

The losses and ruling deficit are subject to examination by the tax authorities and to restriction on their utilization.  In particular the losses and ruling deficit can only be utilized against profits arising in the legal entity in which they arose.  We have provided valuation allowances against the operating loss carry-forwards arising in Austria, Bulgaria, Croatia, Czech Republic, Slovenia, Ukraine (except STUDIO 1+1), Romania and the ruling deficit in The Netherlands as we consider it more likely than not that we will fail to utilize all or in certain cases part of these tax benefits.

We have not provided income taxes or withholding taxes on US$  361.2 million (2007: US$ 354.2 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free.  It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

On January 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions.  As a result of the implementation of FIN 48, we recognized an additional liability of approximately US$ 1.7 million for unrecognized tax benefits, which was accounted for as an increase to our retained deficit as at January 1, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes. At January 1, 2007, we had an accrual of US$ 1.8 million in respect of interest and penalties, of which US$ 1.5 million was accounted for as an increase to our retained deficit at that date.  The liability for accrued interest and penalties at December 31, 2008 is US$ 0.6 million and as at December 31, 2007 we had an accrual of US $ 1.0 million.  The decrease for the year of US$ 0.4 million arose as a result of the statute of limitations expiring and this amount was recognized in the income statement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$1,723
Increases for tax positions taken during a prior period	1,130
Increases for tax positions taken during the current period	1,999
Decreases resulting from the expiry of the statute of limitations	(495)
Other	(54)
Balance at December 31, 2008	$4,303

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 1.2 million. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately US$ 0.3 million within 12 months of the reporting date as a result of tax audits closing and statutes of limitations expiring.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions including the United States. As at December 31, 2008, analysed by major tax jurisdictions, our subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Bulgaria	2002
Croatia	2005
Czech Republic	2006
Germany	2005
Netherlands	2007
Romania	2004
Slovak Republic	2003
Slovenia	2003
Ukraine	2005
United States	2005

16.  INTEREST EXPENSE

Interest expense comprised the following for the years ended December 31, 2008, 2007 and 2006, respectively:

	For the Years Ended December 31,
	2008	2007	2006

Interest on Senior Notes	$43,962	$41,549	$39,032
Interest on Convertible Notes	13,439	-	-
Loss on redemption of Senior Notes	-	6,853	-
Amortization of capitalized debt issuance costs	4,976	2,871	2,478
Interest on capital leases	384	336	304
Other interest and fees	5,714	3,327	2,398
Total interest expense	$68,475	$54,936	$44,212

The loss on redemption of Senior Notes in 2007 is comprised of a redemption premium of US$ 3.4 million and accelerated amortization of capitalized debt issuance costs of US$ 3.5 million.

The interest and amortization of capitalized debt issuance costs related to the Convertible Notes will change on January 1, 2009 as we have adopted FSP APB 14-1 (see Note 2, “Summary of Significant Accounting Policies: Recent Accounting Pronouncements”).

17. STOCK-BASED COMPENSATION

4,500,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (“the Plan”). Under the Plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the Plan. Grants of options allow the holders to purchase shares of Class A or Class B stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2008, the maximum contractual life of options issued was 10 years. Upon providing the appropriate written notification, holders pay the exercise price and receive the stock. Stock delivered under the Plan comes from the issuance of new shares. For the year ended December 31, 2008, US$ 1.2 million was received on exercise of options under the Plan. The intrinsic value of awards exercised during 2008 was US$ 0.8 million (2007: US$ 23.3 million, 2006: US$ 8.2 million) and the income tax benefits realized thereon was US$ 0.1 million (2007: US$ 1.1 million, 2006: US$ 1.3 million).

The charge for stock-based compensation in our Consolidated Statement of Operations is as follows:

	For the Years Ended December 31,
	2008	2007	2006
Stock-based compensation charged under SFAS 123(R)	6,107	5,734	3,575
Income tax benefit recognized	(641)	(479)	(482)

During the fourth quarter of 2008, Michael Garin, our former Chief Executive Officer announced his intention to retire from his executive position. In connection with this announcement, the terms of unvested options over 97,500 shares were modified to accelerate vesting. As required by FAS 123(R), we reversed the compensation cost previously recognized because at the modification dates the service conditions of the original awards were not expected to be satisfied. At the same time, we recognized the incremental cost resulting from the modification. Because of the shorter life of the modified options, and the decline in our share price since the original awards were granted, the net effect was a credit of US$ 1.3 million.

The charge for stock-based compensation cost related to awards that are not yet exercisable and which have not yet been recognized in our Consolidated Statement of Operations at December 31, 2008 was US$ 12.7 million and the weighted average period over which it will be recognized is 2.2 years.

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

•
Expected term. The expected term of options granted has been calculated following the “shortcut” method as outlined in section D 2, question 6 of SEC Staff Accounting Bulletin No. 107 “Share Based Compensation” because our options meet the definition of “plain vanilla” therein. Since insufficient data about holder exercise behavior is available to make estimates of expected term, we have continued to apply the shortcut method in accordance with SAB 110.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2008, 2007 and 2006 were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.51%	3.62%	4.76%
Expected term (years)	4.60	4.93	5.89
Expected volatility	45.18%	36.15%	43.44%
Dividend yield	0%	0%	0%
Weighted-average fair value	$12.31	$40.48	$31.67

The following table summarizes information about stock option activity during 2008, 2007, and 2006:

	2008		2007		2006
	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)	Shares	Weighted Average Exercise Price (US$)
Outstanding at beginning of year	1,176,117	$56.72	1,288,575	$35.51	1,118,275	$22.23
Awards granted	342,000	35.92	246,000	108.48	388,500	65.19
Awards exercised	(21,075)	57.97	(315,833)	12.98	(195,450)	18.54
Awards expired	-	-	(20,000)	23.00	-	-
Awards forfeited	(58,000)	80.39	(22,625)	51.79	(22,750)	40.38
Outstanding at end of year	1,439,042	$50.81	1,176,117	$56.72	1,288,575	$35.51

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 11.3 million at January 1, 2008.  In the year ended December 31, 2008 tax benefits of US$ 1.3 million were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon exercises and forfeitures. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options outstanding
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$0.01 - 20.00	261,000	4.79	1,458	16.13
$20.01 - 40.00	412,042	6.84	-	23.78
$40.01 - 60.00	255,500	6.93	-	52.67
$60.01 - 80.00	241,625	5.94	-	67.83
$80.01 - 100.00	38,125	3.82	-	90.22
$100.01 - 120.00	230,750	6.33	-	111.88
Total	1,439,042	6.17	1,458	50.81
Expected to vest	1,323,370	6.10	1,414	50.33

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following table summarizes information about stock options exercisable at December 31, 2008:
	Options exercisable
Range of exercise price	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$0.01 - 20.00	261,000	4.79	1,458	16.13
$20.01 - 40.00	127,542	5.60	-	26.21
$40.01 - 60.00	161,375	6.84	-	51.55
$60.01 - 80.00	85,375	7.54	-	71.16
$80.01 - 100.00	38,125	3.82	-	90.22
$100.01 - 120.00	49,813	6.41	-	113.56
Total	723,230	5.78	1,458	42.93

18.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Net (loss) / income available for common shareholders	$(255,544)	$88,568	$20,424

Weighted average outstanding shares of common stock (000’s)	42,328	41,384	40,027
Dilutive effect of employee stock options (000’s)	-	449	573
Common stock and common stock equivalents	42,328	41,833	40,600

Earnings per share:
Basic	$(6.04)	$2.14	$0.51
Diluted	$(6.04)	$2.12	$0.50

At December 31, 2008, 877,625 (2007: 206,000, 2006: 319,435) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share.  These may become dilutive in the future. Shares of Class A of common stock potentially issuable under our Convertible Notes may also become dilutive in the future although they were antidilutive to income at December 31, 2008.

19.  SEGMENT DATA

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Below are tables showing our Segment Net Revenues, Segment EBITDA, segment capital expenditure, segment depreciation and segment asset information by operation, including a reconciliation of these amounts to our consolidated results for the years ending December 31, 2008, 2007 and 2006 for Consolidated Statement of Operations data and as at December 31, 2008 and 2007 for Balance Sheet data:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31,
	Segment Net Revenues (1)			Segment EBITDA
	2008	2007	2006	2008	2007	2006
Country
Bulgaria (TV2, RING TV) (2)	$1,263	$-	$-	$(10,185)	$-	$-
Croatia (NOVA TV)	54,651	37,193	22,310	(5,415)	(13,882)	(14,413)
Czech Republic (3)	376,546	279,237	208,387	208,655	156,496	100,488
Romania (4)	274,627	215,402	148,616	111,783	93,075	65,860
Slovak Republic (TV MARKIZA)	132,693	110,539	73,420	50,228	41,532	20,805
Slovenia (POP TV and KANAL A)	80,696	69,647	54,534	25,413	22,767	19,842
Ukraine (STUDIO 1+1)	96,738	125,323	96,413	(32,944)	27,000	29,973
Ukraine (KINO, CITI) (5)	2,720	1,515	726	(1,855)	(3,536)	(1,795)
Total Segment Data	$1,019,934	$838,856	$604,406	$345,680	$323,452	$220,760
Reconciliation to Consolidated Statement of Operations and Comprehensive Income:
Consolidated Net Revenues / (Loss) / income before provision for income taxes, minority interest, equity in income of unconsolidated affiliates and discontinued operations	$1,019,934	$838,856	$602,646	$(215,163)	$131,027	$50,746
Corporate operating costs	-	-	-	49,676	55,373	34,104
Impairment charge			-	336,752	-	748
Unconsolidated equity affiliates (6)	-	-	1,760	-	-	(1,292)
Depreciation of station property, plant and equipment	-	-	-	51,668	32,653	25,430
Amortization of broadcast licenses and other intangibles	-	-	-	35,381	24,970	18,799
Interest income	-	-	-	(10,006)	(5,728)	(6,359)
Interest expense	-	-	-	68,475	54,936	44,212
Change in fair value of derivatives	-	-	-	(6,360)	3,703	12,539
Foreign currency exchange loss, net	-	-	-	37,877	34,409	44,892
Other income	-	-	-	(2,620)	(7,891)	(3,059)
Total Segment Data	$1,019,934	$838,856	$604,406	$345,680	$323,452	$220,760

(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) We acquired our Bulgaria operations on August 1, 2008.
(3) Our Czech Republic operations comprise TV NOVA, NOVA SPORT and NOVA CINEMA, which was launched in December 2007.
(4) Romanian channels are PRO TV, PRO CINEMA, ACASA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL for the years ended December 31, 2008 and 2007. SPORT.RO was acquired on February 20, 2007 and MTV ROMANIA was acquired on December 12, 2007. For the year ended December 31, 2006 Romanian channels  were PRO TV, PRO CINEMA, ACASA and PRO TV INTERNATIONAL.

(5) We acquired our Ukraine (KINO, CITI) operations in January 2006.
(6) Unconsolidated equity affiliates were STS and Markiza in the Slovak Republic until January 23, 2006.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Years Ended December 31,
Depreciation of station property, plant & equipment and amortization of broadcast licenses and other intangibles:	2008	2007	2006

Bulgaria	$3,421	$-	$-
Croatia	6,198	3,630	2,920
Czech Republic	41,165	28,810	24,274
Romania	15,148	10,511	5,811
Slovak Republic	10,988	6,784	4,070
Slovenia	5,526	4,650	4,004
Ukraine (STUDIO 1+1)	4,490	3,148	3,216
Ukraine (KINO, CITI)	113	90	111
Total	$87,049	$57,623	$44,406

Reconciliation to Consolidated Statement of Operations:
Unconsolidated equity affiliates	-	-	(177)

Total consolidated depreciation and amortization	$87,049	$57,623	$44,229
Represented as follows:
Depreciation of station property, plant & equipment	51,668	32,653	25,430
Amortization of broadcast licenses and other intangibles	35,381	24,970	18,799

	For the Years Ended December 31,
Capital expenditure:	2008	2007	2006

Corporate	$708	$185	$1,990
Bulgaria	3,607	-	-
Croatia	7,417	6,836	2,114
Czech Republic	19,847	35,903	16,608
Romania	18,343	16,981	24,363
Slovak Republic	15,062	8,954	6,777
Slovenia	10,809	8,492	2,506
Ukraine (STUDIO 1+1)	2,872	2,592	6,029
Ukraine (KINO, CITI)	-	-	-
Total	$78,665	$79,943	$60,387

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	As at December 31,
Total assets (1):	2008	2007

Bulgaria	$107,805	$-
Croatia	50,431	44,787
Czech Republic	1,306,997	1,429,256
Romania	387,845	360,144
Slovak Republic	240,899	203,302
Slovenia	93,022	89,984
Ukraine (STUDIO 1+1)	118,647	90,064
Ukraine (KINO, CITI)	10,943	11,469
Total segment assets	$2,316,589	$2,229,006

Reconciliation to Consolidated Balance Sheet:
Corporate	86,660	103,044
Assets held for sale(1)	5,484	6,385
Total assets	$2,408,733	$2,338,435

	As at December 31,
Long-lived assets (2):	2008	2007

Bulgaria	$6,404	$-
Croatia	13,450	12,144
Czech Republic	61,463	58,809
Romania	52,193	44,808
Slovak Republic	40,025	29,345
Slovenia	24,932	21,524
Ukraine (STUDIO 1+1)	7,083	7,380
Ukraine (KINO, CITI)	-	-
Total long-lived assets	$205,550	$174,010

Reconciliation to Consolidated Balance Sheet:
Corporate	1,117	1,298
Total Long-lived assets	$206,667	$175,308
(1) Assets held for sale include the assets of the CITI channel, which has been recognized as a discontinued operation in all periods.
(2) Segment assets exclude any inter-company investments, loans, payables and receivables.

We do not rely on any single major customer or group of major customers.  No customer accounts for more than 10% of revenues.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

20. DISCONTINUED OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006

Ukraine(KINO, CITI)
Pre tax loss from discontinued operations	$(3,849)	$(4,509)	$(2,354)
Tax on result of discontinued operations	64	29	-

Czech Republic
Tax on disposal of discontinued operations	-	-	(4,863)
Net loss from discontinued operations	$(3,785)	$(4,480)	$(7,217)

Ukraine (KINO, CITI)

In the fourth quarter of 2008 in connection with an agreement with our minority partners to acquire 100% of the KINO channel and sell them our interest in the CITI channel, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis, which previously operated the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg and Gravis-Kino and selling to them our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel. We concluded that the CITI channel represented a disposal group and therefore recognized the income and expenses of our CITI channel as a discontinued operation in all periods presented. The assets and liabilities of the CITI channel have been classified as available for sale at each balance sheet date.

Czech Republic

On June 19, 2003, our Board of Directors decided to withdraw from operations in the Czech Republic.  The revenues and expenses of our former Czech Republic operations and related legal expenses have therefore all been accounted for as discontinued operations for all periods presented.

On February 9, 2004, we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the years up to and including 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million (the “Settlement Agreement”).  We expected to continue to pay tax in The Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore agreed to a minimum payment of US$ 2.0 million per year for the years 2004 - 2008 and US$ 1.0 million for 2009.

We have re-evaluated our forecasts of the amount of taxable income we expect to earn in The Netherlands in the period to 2009.  As the tax payable on this income is lower than the minimum amounts agreed with the Dutch tax authorities, we have provided for the shortfall.  In our condensed consolidated statement of operations, we recognized a charge of US$ nil (2007: US$ nil, 2006: US$ 4.9 million) through discontinued operations.

The settlement agreement also provides that if any decision is issued at any time prior to December 31, 2008 exempting awards under Bilateral Investment Treaties from taxation in The Netherlands, we will be allowed to recover losses previously used against the 2003 arbitration award, which could be up to US$ 195.0 million, to offset other income within the applicable carry forward rules. This would not reduce the minimum amount of tax agreed payable under the Settlement Agreement.  At this time there is no indication that the Dutch tax authorities have issued such a decision.

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

21.  COMMITMENTS AND CONTINGENCIES

Commitments

a)           Station Programming Rights Agreements

At December 31, 2008, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

December 31, 2008
Bulgaria	$53,040
Croatia	3,369
Czech Republic	100,141
Romania	69,874
Slovak Republic	28,403
Slovenia	9,249
Ukraine (STUDIO 1+1)	15,527
Ukraine (KINO, CITI)	864
Total (1)	$280,467
(1) Of the amounts in the table above, US$ 213.7 million is payable within one year.

b)           Operating Lease Commitments

For the fiscal years ended December 31, 2008, 2007, and 2006 we incurred aggregate rent on all facilities of US$ 14.0 million, US$ 11.8 million and US$ 9.7 million.  Future minimum operating lease payments at December 31, 2008 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

December 31, 2008
2009	$6,514
2010	3,961
2011	1,815
2012	1,284
2013	2,452
2014 and thereafter	2,526
Total	$18,552

c)           Acquisition of minority shareholdings

Mr. Sarbu has the right to sell to us the remaining shareholding in Pro TV and MPI  that he holds personally under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  Mr. Sarbu’s right to put his remaining shareholding to us is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put to him our shareholding in Media Pro. As at December 31, 2008, we consider the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

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

As at December 31, 2008 we provided US$ 1.3 million in current liabilities and as at December 31, 2007 we provided US$ 3.3 million (US$ 1.0 million in non-current liabilities and US$ 2.3 million in current liabilities) of tax in The Netherlands as the difference between our obligation under this agreement and our estimate of tax in the Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions, and recognized a charge of US$ nil (2007: US$ nil, 2006 US$ 4.9 million) through discontinued operations in our Consolidated Statement of Operations for the year ended December 31, 2008.

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 12.9 million) with CS.  This facility is secured by a pledge of receivables under the factoring agreement with FCS.

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

b) Lehman Brothers bankruptcy claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (See Note 6, “Senior Debt: Convertible Notes”) over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

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

c) Video International termination penalty payable

Until December 31, 2008, the sale of Studio 1+1’s advertising was outsourced to Video International-Prioritet LLC and certain of its affiliates (the “Video International Group”), a Ukrainian subsidiary of a Russian advertising sales company, in which we have neither an economic nor voting interest. The sale of KINO’s advertising was also outsourced to Video International Group until December 31, 2008, when the relevant contract expired. On December 24, 2008, Studio 1+1 and certain affiliates terminated agreements relating to the sale of advertising and sponsorship on STUDIO 1+1 with the Video International Group. The effective date of these terminations is March 24, 2009. Since January 1, 2009, the Studio 1+1 group has been selling advertising and sponsorship on STUDIO 1+1 directly. In connection with these terminations, Studio 1+1 is required to pay a termination penalty equal to (1) 12% of the average monthly advertising revenues and (ii) 6% of the average monthly sponsorship revenues for advertising and sponsorship sold by the Video International Group for the six months immediately preceding the termination date. We have not reached an agreement with the Video International Group on the amount of the termination penalty but we have recorded a provision and corresponding expense within Station selling, general and administration expenses of US$ 4.9 million representing the amount we currently believe we will be required to pay. Under the terms of the relevant agreements, any disputes will be resolved through an independent arbitration process based in, and under the laws of, England.

d) Licenses

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The analog licenses to operate our terrestrial broadcast operations are effective for the following periods:

Bulgaria	The license of TV2 expires in February 2010.
Croatia	The license of NOVA TV (Croatia) expires in March 2010.
Czech Republic	The license of TV NOVA (Czech Republic) expires in January 2017. The NOVA SPORT license expires in September 2020. The satellite license for NOVA CINEMA expires in November 2019.
Romania	Licenses expire on dates ranging from April 2009 to May 2017.
Slovak Republic	The license of TV MARKIZA expires in September 2019.
Slovenia	The licenses of POP TV and KANAL A expire in August 2012.
Ukraine
The 15-hour prime time and off prime time license of STUDIO 1+1 expires in December 2016. The license to broadcast for the remaining nine hours in off prime time expires in July 2014. The satellite license expires in April 2018. Licenses used for the KINO and CITI channels expire on dates ranging from March 2010 to April 2016.

Digital Terrestrial Television Transition

In the transition from analog to digital terrestrial broadcasting each jurisdiction is following a similar set of steps - although the approach being applied is not uniform.  Typically, legislation governing the transition to digital is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that, in most jurisdictions, is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters.

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

Of our markets, the Czech Republic, the Slovak Republic and Slovenia are the furthest advanced in the transition to digital. All three have adopted new legislation or amendments to existing legislation and TTPs in order to facilitate the transition.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2010.  The license currently held by CET 21 allows for national digital terrestrial broadcasting of TV NOVA (Czech Republic) in any multiplex. Such license may be extended for an additional 8 years, to 2025, upon application by CET 21. In addition, CET 21 was granted a license for national digital terrestrial broadcasting of NOVA CINEMA. This license is valid until the completion of transition to digital terrestrial broadcasting in the Czech Republic, at which time we expect a new license will be granted. In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of the tender offer for the multiplex operator under the TTP for the Slovak Republic.  In addition, in January 2009 Markiza was granted a digital license for a niche channel which must be launched by January 2011.

Draft legislation governing the transition to digital is under discussion in Bulgaria and Croatia.  We anticipate that legislation will be adopted during 2009 that will address digital licensing and the TTP for each market in a comprehensive way.  We expect that our anchor channels will receive digital licenses in these markets.

The Romanian governmental authorities have adopted amendments to existing legislation which provide that analog broadcasters are entitled to receive digital licenses; however, specific regulations to govern the transition to digitalization are yet to be adopted by the Romanian Media Council. The existing law provides that broadcasters within the same multiplex are entitled to choose their own operator, whether one of those broadcasters, a separate company set up by those broadcasters or a third party.

The Ukrainian governmental authorities have issued generic legislation in respect of the transition to digital. In addition, the Ukrainian Media Council has issued decisions confirming that STUDIO 1+1 would be included in one of the multiplexes to be launched in connection with the transition to digital broadcasting.  The Ukrainian Media Council recently held a tender for licenses for additional digital frequencies that will be made available for niche channels in the switchover to digital, and is currently soliciting proposals for technical development of certain digital multiplexes. However, there has been no indication as to when a TTP will be adopted in Ukraine.

We intend to apply for and obtain digital licenses that are issued in replacement of analog licenses in all our operating countries and to apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent.

e)           Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

Corporate law in the Central and Eastern European countries in which we have operations stipulates generally that dividends may be declared by shareholders, out of yearly profits, subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses.  The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5.0%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5.0% to 25.0%).  The restricted net assets of our consolidated subsidiaries are less than 25.0% of consolidated net assets as at December 31, 2008.

22.  RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist television services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders.  As stated in FASB Statement No. 57 “Related Party Disclosures” (“FAS 57”) transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder.

Related Party Transactions

Croatia

We contract with Concorde Media Beteiligungsgesellschaft mbH, acting as the agent of Tele München Fernseh GmbH & Co. Produktionsgesellschaft, for the purchase of program rights. Both companies are wholly-owned by Dr. Herbert Kloiber, a member of our board of directors. Our total purchases from Concorde Media Beteiligungsgesellschaft mbH during 2008 were US$ nil million, (2007: US$ nil 2006: US$ 0.3 million).

In addition, we purchased programming from companies related to or connected with Mr. Sarbu in 2008. These purchases were approximately US$ 0.1 million (2007: US$ 0.1 million, 2006: US$ 0.3 million).

Czech Republic

We purchased programming from companies related to or connected with Mr. Sarbu in 2008 with a value of approximately US$ 2.7 million (2007: US$ 0.7 million, 2006: US$ 0.7 million).

Slovenia

We purchased programming from companies related to or connected with Mr. Sarbu in 2008 with a value of approximately US$ 0.1 million in 2008 (2007: US$ nil, 2006: US$ nil).

Romania

The total purchases from companies related to or connected with Mr. Sarbu in 2008 were approximately US$ 47.1 million (2007: US$ 28.3 million, 2006: US$ 23.4 million).  The purchases were mainly for programming rights and for various technical, production and administrative related services.  The total sales to companies related to or connected with Mr. Sarbu in 2008 were approximately US$ 1.9 million (2007: US$ 3.1 million, 2006: US$ 2.5 million).  At December 31, 2008, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 8.6 million (2007: US$ 6.7 million), reflecting advances paid for undelivered programming.  At December 31, 2008, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 1.3 million (2007: US$ 0.9 million).

On April 17, 2008 we acquired certain radio broadcasting assets of Radio Pro, which owns the two leading radio channels in Romania. Radio Pro is a 100% subsidiary of Media Pro, in which we hold an 8.7% interest and Mr. Sarbu holds the remaining interest. The purchase price, based on an independent valuation, was RON 47.2 million (approximately US$ 20.6 million), of which Mr. Sarbu’s economic interest represents RON 43.1 million (approximately US$18.8 million).

On May 16, 2007 we purchased an additional 5% of Pro TV and MPI and 20% of Media Vision from Mr. Sarbu for consideration of US$ 51.6 million (for further information, see Note 3, “Acquisitions and Disposals, Romania”). Under a put option agreement with Mr. Sarbu entered into in July 2004, Mr. Sarbu has the right to sell his remaining shareholding in Pro TV and MPI to us at a price, to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1% interest sold.  This put is exercisable from November 12, 2009 for a twenty-year period thereafter.

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

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 18.1 million) and the value of our investment, as determined by an independent valuer.  This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu.  For more information, see Note 3, “Acquisitions and Disposals Romania”.

Slovak Republic

We purchased programming from companies related to or connected with Mr. Sarbu in 2008 with a value of approximately US$ 1.7 million (2007: US$ 0.04 million, 2006: US$ 0.4 million). The total amount payable as at December 31, 2008 was US$ 0.4 million.

We purchased film rights from Concorde Media Beteiligungs-GesmbH with a value of US$ 0.1 million in 2008 (2007: US$ nil, 2006: US$ nil).

Ukraine

Innova Marketing is a company 100% owned and managed by Mr. Fuchsmann, who was our partner in our Ukraine (STUDIO 1+1) operations until October 2008.  Innova Marketing renders consulting services to Innova.  The amount of such services provided in 2008 was US$ 0.2 million (2007: US$ 0.1 million, 2006: US$ 0.1 million).

In 1998 we made a loan to Mr. Fuchsmann, the balance outstanding as at December 31, 2007 was US$ 1.9 million. The interest rate on this loan is US$ three-month LIBOR plus 3.0%, subject to a minimum interest rate of 5.0%. The loan and all interest due thereon was repaid in full on June 30, 2008.

Alexander Rodnyansky, who was our partner in our Ukraine (STUDIO 1+1) operations until October 2008, was also the general director of the Russian broadcaster CTC based in Moscow until August 4, 2008 when he became President of CTC and joined the Board of Directors of that company.  Our total purchases from CTC in 2008 were US$ 3.4 million (2007: US$ 8.2 million, 2006: US$ 0.1 million).  In addition, we recorded revenue of US$ 0.7 million during 2008 from CTC relating to production of programming (2007: US$ 1.4 million, 2006: US$ 0.8 million).

In addition to the above, we contract with Sablock, a company connected to Mr. Rodnyansky, for license rights costs.  Our total purchases during 2008 were US$ 1.0 million (2007: US$ 3.6 million, 2006: US$ 4.0 million).  At December 31, 2008, we have recorded a liability to Sablock of US$ nil (2007: US$ nil).

In 2006, we contracted with Kino-Kolo, a magazine that is 75% owned by Mr. Rodnyansky, for advertising Studio 1+1.  Purchases of services from Kino-Kolo in 2008 amounted to US$ nil (2007: US$ nil, 2006: US$ 0.1 million).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We receive legal and consulting services from LLC Legal Company Varlamov and Partners, a company headed by the former First Deputy General Director of Studio 1+1.  The total amount of services rendered by this company in 2008 was US$ 0.1 million (2007: US$ 0.1 million, 2006: US$ 0.3 million).

We purchased programming from companies related to or connected with Mr. Sarbu in 2008 with a value of approximately US$ 0.1 million (2007: US$ 0.1 million, 2006: US$ nil).

On June 30, 2008 we paid $140.0 million to Mr. Igor Kolomoisky, a member of the Board of Directors of CME and the Supervisory Boards of Studio 1+1 and 1+1 Production, to acquire the interests in the Studio 1+1 group over which he held options (see Note 3, “Acquisitions and Disposals: Ukraine”).

As part of the transactions involving the split of the KINO and CITI channels, on February 10, 2009, we acquired a 10% ownership interest in Glavred-Media LLC for US$ 12.0 million, from an entity controlled by Alexander Tretyakov. Mr. Igor Kolomoisky owns indirectly 50% of Glavred and the remaining 40% is owned by Mr. Tretyakov.

23.  SUBSEQUENT EVENTS

KINO acquisition

In the fourth quarter of 2008, in accordance with our stated objectives of establishing multi-channel broadcasting platforms in all of our markets and acquiring the remaining non-controlling interests in our channels we reached an agreement with our minority partners to acquire 100.0% of the KINO channel and sell them our interest in the CITI channel. In connection with this agreement, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis, which previously operated both the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100.0% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg and Gravis-Kino and selling to them our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel. The net consideration paid by us for these interests was US$ 10.0 million including a payment of US$ 1.5 million for the use of studios, offices and equipment of Gravis and the provision of other transitional services through December 31, 2009.  In addition, on February 10, 2009, CME acquired from an entity controlled by Mr. Tretyakov a 10.0% ownership interest in Glavred-Media LLC for $12.0 million. Glavred-Media LLC owns a number of websites and print publications as well as a radio station.

Mr. Kolomoisky, a member of the Board of Directors of CME and the Supervisory Boards of Studio 1+1 and 1+1 Production, indirectly holds a 50% interest in Glavred-Media LLC, and the remaining 40% is owned by Mr. Tretyakov, our former partner in KINO and CITI.

Draw down of credit facilities

On February 2, 2009, we drew the remaining EUR 125.0 million (approximately US$ 174.0 million) under the EBRD Loan. On February 19, 2009, CET 21 drew the full CZK 1.2 billion (approximately US$ 53.1 million at the date of drawing) of its credit facility. At the same time, Pro Plus issued a draw down request to ING to draw the full EUR 26.3 million (approximately US$ 33.6 million at the date of drawing) available under its five-year revolving facility. We drew these funds in order to assure the continued availability of the funds in light of renewed concerns over the solvency of credit providers in the region and intend to keep the funds deposited in low risk cash deposits.

CET 21 has used some of the money it received to repay a portion of the CZK 10,687 million (US$ 552.4 million) loan to us that was outstanding at December 31, 2008.  We had previously concluded that this loan was long term in nature as described in paragraph 20(b) of FASB Statement No. 52 “Foreign Currency Translation” because we had no intention of repaying it and recorded a foreign exchange loss of US$ 38.7 million on the retranslation of this loan within Other Comprehensive Income. Now this loan is partly repaid, it is no longer long term in nature and gains or losses on retranslation will be recorded in the Foreign currency exchange gain/loss, net line of the Consolidated Statement of Operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

24.  QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the years ended December 31, 2008 and 2007 is as follows:

	For the Year ended December 31, 2008
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)		Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$223,023	$304,808		$200,603	291,500
Cost of revenue	146,886	174,812		158,862	189,903
Operating income	45,474	98,743		7,156	(279,170)
Net income / (loss) from continuing operations	15,645	68,361		(13,726)	(322,039)
Net income / (loss) from discontinued operations	(750)	(758)		(1,027)	(1,250)
Net income / (loss)	$14,895	$67,604		$(14,754)	$(323,289)

Net income / (loss) per share:
Basic EPS	$0.35	$1.60		$(0.35)	$(7.64)
Effect of dilutive securities	-	(0.02)		-	-
Diluted EPS	$0.35	$1.58	$	(0.35)	$(7.64)
Note: The amounts shown above reflect the reclassification of the results of the CITI channel as a discontinued operation for all periods presented

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Year ended December 31, 2007
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$147,712	$215,992	$174,600	$300,552
Cost of revenue	103,079	125,353	107,399	165,881
Operating income	14,237	67,653	29,371	99,195
Net income / (loss) from continuing operations	709	35,670	(17,749)	74,418
Net income / (loss) from discontinued operations	(959)	(1,080)	(1,014)	(1,427)
Net income / (loss)	(250)	34,590	(18,763)	72,991

Net income / (loss) per share:
Basic EPS	$(0.01)	$0.84	$(0.45)	$1.73
Effect of dilutive securities	-	(0.01)	-	(0.02)
Diluted EPS	$(0.01)	$0.83	$(0.45)	$1.71
Note: The amounts shown above reflect the reclassification of the results of the CITI channel as a discontinued operation for all periods presented.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our Annual Report on Form 10-K is recorded, processed, summarized and reported within the allowable time periods and to ensure that information required to be disclosed is accumulated and communicated to management, including the President and Chief Operating Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

Our President and Chief Operating Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that our disclosure controls and procedures are effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2008.  This assessment was performed under the direction and supervision of our President and Chief Operating Officer and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, we concluded that as of December 31, 2008, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central European Media Enterprises Ltd.

We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule.

DELOITTE LLP

London, United Kingdom

February 25, 2009

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Management,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual General Meeting of Shareholders.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2009 Annual General Meeting of Shareholders.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual General Meeting of Shareholders.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” in our Proxy Statement for the 2009 Annual General Meeting of Shareholders.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Selection  of Auditors” in our Proxy Statement for the 2009 Annual General Meeting of Shareholders.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part Il, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2008 and 2007;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K).

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX

Exhibit Number	Description

3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement No. 3380344 on Form S-1, filed June 17, 1994).

3.02	Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on June 3, 2008.

3.03*	Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.03 to Amendment No. 1 to the Company’s Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

3.04*	Memorandum of Reduction of Share Capital (incorporated by reference to Exhibit 3.04 to Amendment No. 2 to the Company’s Registration Statement No. 33-80344 on Form S-1, filed September 14, 1994).

3.05*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on May 20, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

4.01*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company’s Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

Exhibit Number	Description

4.02*
Indenture among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Security Trustee, Principal Paying Agent and Transfer Agent and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated May 16, 2007 (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

4.03*
Registration Rights Agreement among Central European Media Enterprises Ltd., Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 10, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

4.04*
Indenture among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.01+	Central European Media Enterprises Ltd. 1995 Amended and Restated 2005 Stock Incentive Plan, as amended on April 25, 2007.

10.02*
Agreement between CME Media Enterprises B.V. and the Tax and Customs Administration of The Netherlands, dated March 24, 2004 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.03*
Pro TV S.A. put-option between CME Romania B.V., Adrian Sarbu and Rootland Trading Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.04*
MPI S.A. put-option between CME Romania B.V., Adrian Sarbu and Rootland Trading Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.05*+	Employee Stock Option Form (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.06*
Framework Agreement among CME Media Enterprises B.V., Central European Media Enterprises Ltd. and PPF (Cyprus) Ltd., dated December 13, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.07*
Agreement on Settlement of Disputes and Transfer of Ownership Interest between Mr. Peter Kršák and CME Media Enterprises B.V., dated February 24, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004).

10.08*
Subscription Agreement between Central European Media Enterprises Ltd. and PPF (Cyprus) Ltd., dated May 2, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

Exhibit Number	Description

10.10*
Deed of Guarantee among PPF a.s., Central European Media Enterprises Ltd. and CME Media Enterprises B.V., dated May 2, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.12*
PPF Group Guarantee among PPF Group N.V., Central European Media Enterprises Ltd. and CME Media Enterprises B.V., dated May 2, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.13*
Indenture among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., J.P. Morgan Chase Bank N.A., London Branch and J.P. Morgan Bank Luxembourg S.A., dated May 5, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2005).

10.14*
€37.5 million Facility Agreement, between Produkcija Plus Storitveno Podjetje d.o.o., ING Bank N.V., Nova Ljubljanska banka d.d. and Bank Austria Creditanstalt d.d., dated July 29, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.15*
Credit Line Agreement No. 2644105/LCD between Ceska Sporitelna a.s. and CET 21 spol. s r.o., dated October 27, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

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

Exhibit Number	Description

10.21*
Contract Assignment between CME Media Enterprises B.V., Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.22*+
Amendment of Employment Agreement (dated March 30, 2004) between Michael Garin, Chief Executive Officer, and CME Development Corporation, dated July 28, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

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

10.25*
Subscription Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated August 24, 2007 (incorporated by reference to Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.26*
Registration Rights Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated as of August 24, 2007 (incorporated by reference to Exhibit 4.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.27*
Supplemental Agreement Relating to the Loan Agreement dated July 21, 2006 (as amended by an amending Letter Agreement dated November 16, 2006) between Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated August 22, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.28*
Loan Agreement between Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated August 22, 2007 (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.29*
Agreement on Transfer of Participation Interest in Media Invest, spol. s.r.o. between Mr. Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007 (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.30*
Agreement on Consideration between Mr. Jan Kovàčik and CME Slovak Holdings B.V., dated July 13, 2007 (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.31*
Purchase Agreement among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Guarantors and J.P. Morgan Securities Ltd., Lehman Brothers International (Europe) and ING Bank N.V., London Branch as the Initial Purchasers, dated May 9, 2007 (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

Exhibit Number	Description

10.32*
Amended and Restated Registration Rights Agreement between Central European Media Enterprises Ltd. and Testora Ltd., dated May 11, 2007 (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.33*
Sale-Purchase Contract for Shares in Pro TV S.A. between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007 (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.34*
Sale-Purchase Contract for Shares in Media Pro International S.A. between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007 (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.35*+
Employment Agreement between CME Development Corporation and Michael Garin, dated March 30, 2004 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.35A*+
Letter of Amendment, dated November 15, 2007, to the Employment Agreement between CME Development Corporation and Michael Garin, dated March 30, 2004 (incorporated by reference to Exhibit 10.36A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.36*+
Contract of Employment between CME Development Corporation and Adrian Sarbu, dated December 27, 2007 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.37*+
Contract for the Performance of the Office between Pro TV SA and Adrian Sarbu, dated December 27, 2007 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.38*
Framework Agreement among Aleksandr Rodnyansky, Boris Fuchsmann, International Teleservices Ltd., Central European Media Enterprises Ltd., CME Media Enterprises B.V., CME Ukraine Holding GmbH, CET 21 spol. s r.o., Ukrainian Media Services LLC, Studio 1+1 LLC, Foreign Enterprise Inter-Media, Innova Film GmbH, International Media Services Ltd. and TV Media Planet Ltd., dated January 31, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.39*
Termination Agreement by and between Aleksandr Rodnyansky, Boris Fuchsmann, International Teleservices Ltd., Central European Media Enterprises Ltd., CME Media Enterprises B.V., CME Ukraine Holding GmbH, CET 21 spol. s r.o., Ukrainian Media Services LLC, Studio 1+1 LLC, Foreign Enterprise Inter-Media, Innova Film GmbH, International Media Services Ltd and TV Media Planet Ltd., dated January 31, 2008 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

Exhibit Number	Description

10.40*
Assignment Agreement among Igor Kolomoisky, Manita Investments Limited, Global Media Group Ltd., Torcensta Holding Ltd., Central European Media Enterprises Ltd., CME Media Enterprises B.V., CME Ukraine Holding GmbH and Ukrainian Media Services LLC, dated January 31, 2008 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.41*
Agreement between Mr. Richard Anthony Sheldon and Nova TV d.d., dated November 26, 2007 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.42*
Agreement among Global Komunikacije d.o.o., Nova TV d.d. and Operativna Kompanija d.o.o., dated November 26, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.43*
Agreement among Narval A.M. d.o.o., Studio Millenium d.o.o. and Nova TV d.d., dated November 26, 2007 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.44*
Purchase Agreement among Central European Media Enterprises Ltd., Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.45*
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York, BNY Corporate Trustee Services Limited and European Bank for Reconstruction and Development, dated March 10, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.46*
Security Assignment between Central European Media Enterprises Ltd., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.47*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.48*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.5  to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.49*
Agreement to Provide Advertising Services between Video International-Prioritet LLC and Broadcasting Company “Studio 1+1” LLC dated November 30, 2006 (incorporated by reference to Exhibit 10.25  to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

Exhibit Number	Description

10.50*
Capped Call Transaction between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc., dated March 4, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.51*
Capped Call Transaction between Central European Media Enterprises Ltd. and BNP Paribas, dated March 4, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.52*
Master Share Purchase Agreement between CME Media Enterprises B.V. and Top Tone Media Holdings Limited, dated July 28, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.53*
TV2 Group Shareholders Agreement between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Equip Limited (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.54*
Separation Agreement between CME Development Corporation and Michael Garin, dated December 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008).

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of February 25, 2009.

31.01	Certification of President and Chief Operating Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of President and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

*	Previously filed exhibits
+	Exhibit is a management contract or compensatory plan

b)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.

c)	Report of Independent Registered Public Accountants on Schedule II - Schedule of Valuation Allowances. (See page S-1 of this Annual Report on Form 10-K.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2009	/s/ Adrian Sarbu Adrian Sarbu President and Chief Operating Officer (Principal Executive Officer)

Date: February 25, 2009	/s/ Wallace Macmillan Wallace Macmillan Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 25, 2009
Ronald S. Lauder

*	Vice-Chairman of the Board of Directors	February 25, 2009
Herbert A. Granath

/s/ Adrian Sarbu	President and Chief Operating Officer	February 25, 2009
Adrian Sarbu	(Principal Executive Officer)

/s/ Wallace Macmillan	Chief Financial Officer	February 25, 2009
Wallace Macmillan	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 25, 2009
Frank Ehmer

*	Director	February 25, 2009
Charles Frank

*	Director	February 25, 2009
Herbert Kloiber

*	Director	February 25, 2009
Igor Kolomoisky

*	Director	February 25, 2009
Alfred W. Langer

*	Director	February 25, 2009
Bruce Maggin

*	Director	February 25, 2009
Ann Mather

*	Director	February 25, 2009
Christian Stahl

*	Director	February 25, 2009
Duco Sickinghe

*	Director	February 25, 2009
Eric Zinterhofer

*By
/s/Wallace Macmillan Wallace Macmillan Attorney-in-fact

INDEX TO SCHEDULES

S-1

Schedule I

Schedule of Valuation Allowances

(US$ 000’s)

	Bad debt and credit note provision	Deferred tax allowance
Balance at December 31, 2005	9,250	11,934
Charged to costs and expenses	1,981	5,418
Charged to other accounts (1)	1,524	(1,168)
Foreign exchange	(115)	(299)
Balance at December 31, 2006	12,640	15,885
Charged to costs and expenses	1,852	9,803
Charged to other accounts (1)	(602)	2,000
Foreign exchange	691	1,208
Balance at December 31, 2007	14,581	28,896
Charged to costs and expenses	2,541	7,192
Charged to other accounts (1)	(2,021)	11,880
Foreign exchange	(385)	(576)
Balance at December 31, 2008	14,716	47,392
(1) Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balance of acquired companies.